Form 10-Q
period 2008-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2008-08-11
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2008
Commission File Number 1-34073
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
☐ Yes     ☑ No
There were 366,150,435 shares of Registrant’s common stock ($0.01 par value) outstanding on July 31, 2008.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, including our bank subsidiary, The Huntington National Bank (the Bank), organized in 1866, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including: Dealer Sales offices in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas; Private Financial and Capital Markets Group offices in Florida; and Mortgage Banking offices in Maryland and New Jersey. Huntington Insurance offers retail and commercial insurance agency services in Ohio, Pennsylvania, and Indiana. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.
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
     Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (a) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (b) merger revenue synergies may not be fully realized and/or within the expected timeframes; (c) changes in economic conditions; (d) movements in interest rates and spreads; (e) competitive pressures on product pricing and services; (f) success and timing of other business strategies; (g) the nature, extent, and timing of governmental actions and reforms; and (h) extended disruption of vital infrastructure. Additional factors that could cause results to differ materially from those described above can be found in Huntington’s 2007 Form 10-K, and documents subsequently filed by Huntington with the Securities and Exchange Commission (SEC).
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
Risk Factors
     We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counter parties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. Please refer to the “Risk Management and Capital” section for additional information regarding risk factors. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the SEC.
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
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. The most significant accounting estimates and their related application are discussed in our 2007 Form 10-K. The following discussion provides an update of our accounting estimates related to goodwill.
     Huntington accounts for goodwill in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The reporting units are tested for impairment annually as of October 1, to determine whether any goodwill impairment exists. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses, if any, would be reflected in non-interest expense.
     Huntington uses judgment in assessing goodwill for impairment. Estimates of fair value are based primarily on the market capitalization of Huntington, adjusted for a control premium. Also considered are projections of cash flows considering historical and anticipated future results, and general economic and market conditions. Changes in market capitalization, certain judgments, and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
     As a result of the continued economic weakness across our Midwest markets, our stock price declined significantly during the first six-month period of 2008. Therefore, we performed an impairment test of our goodwill as of June 30, 2008. Based upon the results of the test, no impairment to goodwill was required.
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
     Given the significant impact of the merger on reported results, we believe that an understanding of the impacts of the merger and certain post-merger restructuring activities is necessary to better understand the underlying performance trends. When comparing post-merger period results to premerger periods, we use the following terms when discussing financial performance:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger and restructuring costs” represent non-interest expenses primarily associated with merger integration activities, including severance expense for key executive personnel.

•	“Non-merger-related” refers to performance not attributable to the merger, and includes “merger efficiencies”, which represent non-interest expense reductions realized as a result of the merger.
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
Balance Sheet Items
For average loans and leases, as well as average deposits, Sky Financial’s balances as of June 30, 2007, adjusted for purchase accounting adjustments, and transfers of loans to loans held-for-sale, were used in the comparison. To estimate the impact on 2008 average balances, it was assumed that the June 30, 2007 balances, as adjusted, remained constant over time.
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
Summary
     We reported 2008 second quarter net income of $101.4 million or earnings per common share of $0.25. These results compared with net income of $127.1 million, or $0.35 per common share in the 2008 first quarter. Current quarter earnings per common share reflected a dilutive impact of $0.03 per common share, related to the convertible preferred stock issuance in April 2008. Comparisons with the prior quarter were also significantly impacted by a number of other factors that are discussed later in the “Significant Items Influencing Financial Performance Comparisons” section.
     During the 2008 second quarter, the primary focus within our industry continued to be credit quality. The economy remained weak in our markets and continued to put stress on our borrowers. Our expectation is that the economy will remain under stress, and that no improvement will be seen until well into 2009. We do not anticipate that the economic environment will deteriorate materially, but neither do we expect any relief in the near term.
     Given the current economic conditions discussed in the above paragraph, credit quality performance during the current quarter was consistent with our expectations. During the 2008 second quarter, the allowance for credit losses (ACL) increased 13 basis points to 1.80% compared with the prior quarter, and the net charge-off ratio increased 16 basis points to 0.64% compared with the prior quarter. We anticipate a 10-20 basis point increase in our ACL by year-end, and we have increased our expected full-year net charge-off ratio to 0.65%-0.70%. Nonaccrual loans (NALs) increased $157.7 million, or 42%. Our expectation is that NALs will continue to rise for the foreseeable future. We anticipate that the expected increases in NALs will be manageable, and will continue to be centered in our commercial real estate (CRE) loans to single-family homebuilders, and within our commercial and industrial (C&I) portfolio related to businesses that support residential development.
     Capital also continued to be a major focus for us. We took several actions during the current quarter to strengthen our capital position and balance sheet, including: (a) the raising of $569 million of capital in the form of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock, (b) the on-balance sheet securitization of $887 million in automobile loans, (c) the sale of $473 million of mortgage loans, and (d) managing down our balances of non-relationship collateralized public fund deposits and related collateral securities.
     The loan restructuring associated with our relationship with Franklin, completed during the 2007 fourth quarter, continued to perform consistent with our expectations. Cash flows exceeded the required debt payments, the loans continued to perform with interest accruing, and there were no net charge-offs or related provision for credit losses during the quarter. Based on the performance during the first six-month period of 2008, and continued expected cash flow performance and priority of cash flows, we removed $762 million, or 67%, of our total Franklin exposure from nonperforming asset status during the current quarter. Additionally, the total exposure to Franklin decreased $27 million, or 2%, compared with the prior quarter.
     Fully taxable net interest income in the 2008 second quarter increased $13.2 million, or 3%, compared with the prior quarter. Our net interest margin increased 6 basis points resulting primarily from improved pricing on our core deposits. Average total loans and leases increased, particularly in our commercial loan portfolio, as loans grew in 10 of our 13 regions.
     Non-interest income in the 2008 second quarter increased $0.7 million compared with the prior quarter. Significant items (see “Significant Items”) resulted in a net positive impact of $11.6 million in the current quarter compared with the prior quarter. Considering the impact of these items, fee income performance was strong for the current quarter. Service charges on deposit accounts increased 10%, and other service charges increased 12%, both reflecting continued underlying growth in deposits as well as a return to more seasonally adjusted levels. Core mortgage banking activities increased 20%, reflecting higher loan sale volumes and improved gains on mortgage loan sales.

     Non-interest expense in the 2008 second quarter increased $7.3 million, or 2%, compared with the prior quarter. Significant items (see “Significant Items”) resulted in a net negative impact of $12.6 million in the current quarter compared with the prior quarter. Considering the impact of these items, the remaining components of non-interest expense decreased, reflecting our continued focus on improving expense efficiencies.

Table 1 — Selected Quarterly Income Statement Data (1), (2)

	2008		2007
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Interest income	$696,675	$753,411	$814,398	$851,155	$542,461
Interest expense	306,809	376,587	431,465	441,522	289,070

Net interest income	389,866	376,824	382,933	409,633	253,391
Provision for credit losses	120,813	88,650	512,082	42,007	60,133

Net interest income (loss) after provision for credit losses	269,053	288,174	(129,149)	367,626	193,258

Service charges on deposit accounts	79,630	72,668	81,276	78,107	50,017
Trust services	33,089	34,128	35,198	33,562	26,764
Brokerage and insurance income	35,694	36,560	30,288	28,806	17,199
Other service charges and fees	23,242	20,741	21,891	21,045	14,923
Bank owned life insurance income	14,131	13,750	13,253	14,847	10,904
Mortgage banking income (loss)	12,502	(7,063)	3,702	9,629	7,122
Securities gains (losses)	2,073	1,429	(11,551)	(13,152)	(5,139)
Other income (loss) (3)	36,069	63,539	(3,500)	31,830	34,403

Total non-interest income	236,430	235,752	170,557	204,674	156,193

Personnel costs	199,991	201,943	214,850	202,148	135,191
Outside data processing and other services	30,186	34,361	39,130	40,600	25,701
Net occupancy	26,971	33,243	26,714	33,334	19,417
Equipment	25,740	23,794	22,816	23,290	17,157
Amortization of intangibles	19,327	18,917	20,163	19,949	2,519
Marketing	7,339	8,919	16,175	13,186	8,986
Professional services	13,752	9,090	14,464	11,273	8,101
Telecommunications	6,864	6,245	8,513	7,286	4,577
Printing and supplies	4,757	5,622	6,594	4,743	3,672
Other expense (3)	42,876	28,347	70,133	29,754	19,334

Total non-interest expense	377,803	370,481	439,552	385,563	244,655

Income (loss) before income taxes	127,680	153,445	(398,144)	186,737	104,796
Provision (benefit) for income taxes	26,328	26,377	(158,864)	48,535	24,275

Net income (loss)	$101,352	$127,068	$(239,280)	$138,202	$80,521

Dividends declared on preferred shares	11,151	—	—	—	—

Net income (loss) applicable to common shares	$90,201	$127,068	$(239,280)	$138,202	$80,521

Average common shares — basic	366,206	366,235	366,119	365,895	236,032
Average common shares — diluted (4)	367,234	367,208	366,119	368,280	239,008

Per common share

Net income (loss) — basic	$0.25	$0.35	$(0.65)	$0.38	$0.34
Net income (loss) — diluted	0.25	0.35	(0.65)	0.38	0.34
Cash dividends declared	0.1325	0.2650	0.2650	0.2650	0.2650

Return on average total assets	0.73%	0.93%	(1.74)%	1.02%	0.92%

Return on average total shareholders’ equity	6.4	8.7	(15.3)	8.8	10.6

Return on average tangible shareholders’ equity (5)	15.0	22.0	(30.7)	19.7	13.5

Net interest margin (6)	3.29	3.23	3.26	3.52	3.26

Efficiency ratio (7)	56.9	57.0	73.5	57.7	57.8

Effective tax rate (benefit)	20.6	17.2	(39.9)	26.0	23.2

Revenue — fully taxable equivalent (FTE)
Net interest income	$389,866	$376,824	$382,933	$409,633	$253,391
FTE adjustment	5,624	5,502	5,363	5,712	4,127

Net interest income (6)	395,490	382,326	388,296	415,345	257,518
Non-interest income	236,430	235,752	170,557	204,674	156,193

Total revenue (6)	$631,920	$618,078	$558,853	$620,019	$413,711

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items Influencing Financial Performance Comparisons” for additional discussion regarding these key factors.

(2)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented include the impact of the acquisition from that date.

(3)	Automobile operating lease income and expense is included in “Other Income” and “Other Expense”, respectively.

(4)	For the three months ended June 30, 2008, the impact of convertible preferred stock issued in April of 2008 totaling 39.8 million shares was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the period.

(5)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(6)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(7)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data (1), (2)

	Six Months Ended June 30,		Change
(in thousands, except per share amounts)	2008	2007	Amount	Percent

Interest income	$1,450,086	$1,077,410	$372,676	34.6%
Interest expense	683,396	568,464	114,932	20.2

Net interest income	766,690	508,946	257,744	50.6
Provision for credit losses	209,463	89,539	119,924	N.M.

Net interest income after provision for credit losses	557,227	419,407	137,820	32.9

Service charges on deposit accounts	152,298	94,810	57,488	60.6
Trust services	67,217	52,658	14,559	27.6
Brokerage and insurance income	72,254	33,281	38,973	N.M.
Other service charges and fees	43,983	28,131	15,852	56.4
Bank owned life insurance income	27,881	21,755	6,126	28.2
Mortgage banking income	5,439	16,473	(11,034)	(67.0)
Securities gains (losses)	3,502	(5,035)	8,537	N.M.
Other income	99,608	59,297	40,311	68.0

Total non-interest income	472,182	301,370	170,812	56.7

Personnel costs	401,934	269,830	132,104	49.0
Outside data processing and other services	64,547	47,515	17,032	35.8
Net occupancy	60,214	39,325	20,889	53.1
Equipment	49,534	35,376	14,158	40.0
Amortization of intangibles	38,244	5,039	33,205	N.M.
Marketing	16,258	16,682	(424)	(2.5)
Professional services	22,842	14,583	8,259	56.6
Telecommunications	13,109	8,703	4,406	50.6
Printing and supplies	10,379	6,914	3,465	50.1
Other expense	71,223	42,760	28,463	66.6

Total non-interest expense	748,284	486,727	261,557	53.7

Income before income taxes	281,125	234,050	47,075	20.1
Provision for income taxes	52,705	57,803	(5,098)	(8.8)

Net income	$228,420	$176,247	$52,173	29.6%

Dividends declared on preferred shares	11,151	—	11,151	—

Net income applicable to common shares	$217,269	$176,247	$41,022	23.3

Average common shares — basic	366,221	235,809	130,412	55.3%
Average common shares — diluted (3)	387,322	238,881	148,441	62.1

Per common share
Net income per common share — basic	$0.59	$0.75	$(0.16)	(21.3)
Net income per common share — diluted	0.59	0.74	(0.15)	(20.3)%
Cash dividends declared	0.3975	0.5300	(0.1325)	(25.0)

Return on average total assets	0.83%	1.01%	(0.18)%	(17.8)%
Return on average total shareholders’ equity	7.5	11.7	(4.2)	(35.9)
Return on average tangible shareholders’ equity (4)	18.2	14.9	3.3	22.1
Net interest margin (5)	3.26	3.31	(0.05)	(1.5)
Efficiency ratio (6)	57.0	58.5	(1.5)	(2.6)
Effective tax rate (5)	18.7	24.7	(6.0)	(24.3)

Revenue — fully taxable equivalent (FTE)
Net interest income	$766,690	$508,946	$257,744	50.6%
FTE adjustment (5)	11,126	8,174	2,952	36.1

Net interest income	777,816	517,120	260,696	50.4
Non-interest income	472,182	301,370	170,812	56.7

Total revenue	$1,249,998	$818,490	$431,508	52.7%

N.M.,	not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these key factors.

(2)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented include the impact of the acquisition from that date.

(3)	For the six months ended June 30, 2008, the impact of the convertible preferred stock issued in April of 2008 totaling 20.1 millon shares was included in the diluted share calculation. It was included because the result was less than basic earnings per share (dilutive) on a year-to-date basis.

(4)	Net income excluding expense of amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains/(losses).

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
Other Items
     From time to time, an event or transaction might significantly impact revenues or expenses in a particular reporting period that is judged to be one-time, short-term in nature, and/or materially outside typically expected performance. Examples would be (a) merger costs as they typically impact expenses for only a few quarters during the period of transition; e.g., restructuring charges, asset valuation adjustments, etc.; (b) changes in an accounting principle; (c) large tax assessments/refunds; (d) a large gain/loss on the sale of an asset; and (e) outsized commercial loan net charge-offs related to fraud; and similar events that could occur. In addition, for the periods covered by this report, the impact of the Franklin restructuring is deemed to be a significant item due to its unusually large size and because it was acquired in the Sky Financial merger and thus it is not representative of our typical underwriting criteria. By disclosing such items, readers of this report can better assess how, if at all, to adjust their estimates of future performance.
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

Significant Items Influencing Financial Performance Comparisons
     Earnings comparisons from the beginning of 2007 through the 2008 second quarter were impacted by a number of significant items summarized below.
1.	Sky Financial Acquisition. The merger with Sky Financial was completed on July 1, 2007. The impacts of the quarterly reported results compared with premerger reporting periods are as follows:
•	Increased the absolute level of reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger integration and post-merger restructuring activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger and restructuring costs were $14.6 million in the 2008 second quarter, $7.3 million in the 2008 first quarter, $44.4 million in the 2007 fourth quarter, $32.3 million in the 2007 third quarter, $7.6 million in the 2007 second quarter, and $0.8 million in the 2007 first quarter.
2.	Franklin Relationship Restructuring. Performance for the 2007 fourth quarter included a $423.6 million ($0.75 per common share based upon the quarterly average outstanding diluted common shares) negative impact related to our Franklin relationship acquired in the Sky Financial acquisition. On December 28, 2007, the loans associated with Franklin were restructured, resulting in a $405.8 million provision for credit losses and a $17.9 million reduction of net interest income. The net interest income reduction reflected the placement of the Franklin loans on nonaccrual status from November 16, 2007, until December 28, 2007.

3.	Visa® Initial Public Offering (IPO). Performance for the 2008 first quarter included the positive impact of $37.5 million ($0.07 per common share) related to the Visa® IPO occurring in March of 2008. This impact was comprised of two components: (a) $25.1 million gain, recorded in other non-interest income, resulting from the proceeds of the IPO, and (b) $12.4 million partial reversal of the 2007 fourth quarter accrual of $24.9 million ($0.04 per common share) for indemnification charges against Visa®, recorded in other non-interest expense.

4.	Mortgage Servicing Rights (MSRs) and Related Hedging. Included in total net market-related losses are net losses or gains from our MSRs and the related hedging. Additional information regarding MSRs is located under the “Market Risk” heading of the “Risk Management and Capital” section. Net income included the following net impact of MSR hedging activity (see Table 10):
(in thousands, except per common share)

	Net interest	Non-interest	Pretax	Net	Per common
Period	income	income	income	income	share
1Q’07	$—	$(2,018)	$(2,018)	$(1,312)	$(0.01)
2Q’07	248	(4,998)	(4,750)	(3,088)	(0.01)
3Q’07	2,357	(6,002)	(3,645)	(2,369)	(0.01)
4Q’07	3,192	(11,766)	(8,574)	(5,573)	(0.02)

2007	$5,797	$(24,784)	$(18,987)	$(12,342)	$(0.04)

1Q’08	$5,934	$(24,706)	$(18,772)	$(12,202)	$(0.03)
2Q’08	9,364	(10,697)	(1,333)	(866)	—

2008	$15,298	$(35,403)	$(20,105)	$(13,068)	$(0.03)
During the 2008 second quarter, we engaged an independent party to provide improved analytical tools and insight to enhance our strategies with the objective to decrease the volatility from MSR fair value changes. This change is reflected in the improvement in our net impact of MSR hedging during the current quarter.

5.	Other Net Market-Related Gains or Losses. Other net market-related gains or losses included gains and losses related to the following market-driven activities: gains and losses from public equity investing included in other non-interest income, net securities gains and losses, net gains and losses from the sale of loans, and the impact from the extinguishment of debt. Total net market-related losses also include the net impact of MSRs and related hedging (see item 4 above). Net income included the following impact from other net market-related losses:
(in thousands, except per common share)

	Securities		Net	Debt
	gains/	Equity Fund	Gain / (loss)	extinguish-	Pretax	Net	Per common
Period	(losses)	investments	on loans sold	ment	income	income	share
1Q’07	$104	$(8,530)	$—	$—	$(8,426)	$(5,477)	$(0.02)
2Q’07	(5,139)	2,301	—	4,090	1,252	814	—
3Q’07	(13,900)	(4,387)	—	3,968	(14,319)	(9,307)	(0.03)
4Q’07	(11,551)	(9,393)	(34,003)	—	(54,947)	(35,716)	(0.09)

2007	$(30,486)	$(20,009)	$(34,003)	$8,058	$(76,440)	$(49,686)	$(0.16)

1Q’08	$1,429	$(2,668)	$—	$—	$(1,239)	$(805)	$—
2Q’08	2,073	(4,609)	(5,131)	2,177	(5,490)	(3,569)	(0.01)

2008	$3,502	$(7,277)	$(5,131)	$2,177	$(6,729)	$(4,374)	$—
6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:

2008- Second Quarter
•	$3.4 million ($0.01 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance related to the value of Visa®shares held.
2008- First Quarter
•	$11.1 million ($0.03 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance as a result of the 2008 first quarter Visa® IPO.

•	$11.0 million ($0.02 per common share) of asset impairment, including (a) $5.9 million venture capital loss, (b) $2.6 million charge off of a receivable, and (c) $2.5 million write-down of leasehold improvements in our Cleveland main office.
2007- Fourth Quarter
•	$8.9 million ($0.02 per common share) negative impact primarily due to increases to litigation reserves on existing cases.
2007- First Quarter
•	$1.9 million ($0.01 per common share) negative impact primarily due to increases to litigation reserves on existing cases.
Table 3 reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	June 30,2008		March 31,2008		June 30,2007
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$101.4		$127.1		$80.5
Earnings per share, after tax		$0.25		$0.35		$0.34
Change from prior quarter — $		$(0.10)		1.00		(0.06)
Change from prior quarter — %		(28.6)%		N.M. %		(15.0)%

Change from a year-ago — $		$(0.09)		$(0.05)		$(0.12)
Change from a year-ago — %		(26.5)%		(12.5)%		(26.1)%

Significant items - favorable (unfavorable) impact:	Earnings(2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Deferred tax valuation allowance benefit (3)	$3.4	$0.01	$11.1	$0.02	$—	$—
Merger and restructuring costs	(14.6)	(0.03)	(7.3)	(0.01)	(7.6)	(0.02)
Net market-related losses	(6.8)	(0.01)	(20.0)	(0.04)	(3.5)	(0.01)
Aggregate impact of Visa® IPO	—	—	37.5	0.07	—	—
Asset impairment	—	—	(11.0)	(0.02)	—	—

	Six Months Ended
	June 30,2008		June 30,2007
(in millions)	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$228.4		$176.2
Earnings per share, after tax		$0.59		$0.74
Change from a year-ago — $		(0.15)		(0.16)
Change from a year-ago — %		(20.3)%		(17.8)%

Significant items - favorable (unfavorable) impact:	Earnings(2)	EPS	Earnings (2)	EPS

Aggregate impact of Visa® IPO	$37.5	0.06	$—	—
Deferred tax valuation allowance benefit (3)	14.5	0.02	—	—
Net market-related losses	(26.9)	(0.05)	(13.9)	(0.04)
Merger and restructuring costs	(21.9)	(0.04)	(8.4)	(0.02)
Asset impairment	(11.0)	(0.02)	—	—
Litigation losses	—	—	(1.9)	(0.01)

N.M., not a meaningful value.

(1)	Refer to the “Significant Items Influencing Financial Performance Comparisons” section for additional discussion regarding these items.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
2008 Second Quarter versus 2007 Second Quarter
     Fully taxable equivalent net interest income increased $138.0 million, or 54%, compared with the year-ago quarter. This reflected the favorable impact of a $16.6 billion, or 52%, increase in average earning assets, with $14.6 billion representing an increase in average loans and leases, and a 3 basis point increase in the net interest margin to 3.29%. The increase in average earning assets, including loans and leases, was primarily Sky Financial merger-related. Table 4 details the $14.6 billion reported increase in average loans and leases.
Table 4 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — 2Q’08 vs. 2Q’07

	Second Quarter		Change		Merger	Non-merger Related
(in millions)	2008	2007	Amount	Percent	Related	Amount	% (1)
Net interest income - FTE	$ 395,490	$ 257,518	$ 137,972	53.6%	$ 151,592	$ (13,620)	(3.3) %
Average Loans and Deposits
(in millions)
Loans/Leases
Commercial and industrial	$13,631	$8,167	$5,464	66.9%	$4,775	$689	5.3%
Commercial real estate	9,601	4,651	4,950	N.M.	3,971	979	11.4

Total commercial	$23,232	$12,818	$10,414	81.2%	$8,746	$1,668	7.7%

Automobile loans and leases	$4,551	$3,873	$678	17.5%	$432	$246	5.7%
Home equity	7,365	4,973	2,392	48.1	2,385	7	0.1
Residential mortgage	5,178	4,351	827	19.0	1,112	(285)	(5.2)
Other consumer	699	424	275	64.9	143	132	23.3

Total consumer	17,793	13,621	4,172	30.6	4,072	100	0.6

Total loans	$41,025	$26,439	$14,586	55.2%	$12,818	$1,768	4.5%

Deposits
Demand deposits — non-interest bearing	$5,061	$3,591	$1,470	40.9%	$1,829	$(359)	(6.6)%
Demand deposits — interest bearing	4,086	2,404	1,682	70.0	1,460	222	5.7
Money market deposits	6,267	5,466	801	14.7	996	(195)	(3.0)
Savings and other domestic time deposits	5,047	2,931	2,116	72.2	2,594	(478)	(8.7)
Core certificates of deposit	10,952	5,591	5,361	95.9	4,630	731	7.2

Total core deposits	31,413	19,983	11,430	57.2	11,509	(79)	(0.3)
Other deposits	6,614	4,290	2,324	54.2	1,342	982	17.4

Total deposits	$38,027	$24,273	$13,754	56.7%	$12,851	$903	2.4%

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $1.8 billion, or 5%, non-merger-related increase in average total loans and leases primarily reflected:
•	$1.7 billion, or 8%, increase in average total commercial loans, with growth reflected in both C&I and CRE loans. The growth in CRE was primarily to existing borrowers with a focus on traditional income producing property types and was not related to the single family home builder segment.

•	$0.1 billion, or 1%, increase in average total consumer loans. This reflected growth in automobile loans and leases and other consumer loans, partially offset by a decline in residential mortgages due to loan sales in the current and year-ago quarters. Average home equity loans were little changed.
Regarding average total deposits, most of the increase was merger-related. The $0.9 billion non-merger-related increase reflected:
•	$1.0 billion, or 17%, growth in other deposits, primarily other domestic deposits over $100,000, reflecting increases in commercial and public funds deposits.

     Partially offset by:
•	$0.1 billion decrease in average total core deposits. This reflected a decline in non-interest bearing demand deposits, a planned reduction in non-relationship collateralized public fund deposits, as well as a decline in average savings and other domestic deposits and money market deposits, as customers continued to transfer funds from lower rate to higher rate accounts like certificates of deposits. Offsetting these declines was continued growth in core certificates of deposit, as well as in interest bearing demand deposits.
2008 Second Quarter versus 2008 First Quarter
     Compared with the 2008 first quarter, fully taxable equivalent net interest income increased $13.2 million, or 3%. This reflected the positive impact of a higher net interest margin and an increase in average earning assets, primarily loans. The net interest margin was 3.29% in the current quarter, up 6 basis points. The 6 basis point increase reflected:
•	5 basis points positive impact primarily due to improved pricing of core deposits.

•	2 basis points increase related to the funding provided by the convertible preferred capital issuance.
Partially offset by:
•	1 basis point decrease related to earning asset mix.
     The $0.7 billion, or 2%, increase in average total loans and leases reflected 3% growth in average total commercial loans. The 2008 second quarter growth was comprised primarily of new or increased loan facilities to existing borrowers. This growth was not related to the single family home builder segment or funding interest coverage on existing construction loans. Average total consumer loans increased slightly, led by growth in automobile loans and leases and modest growth in home equity, partially offset by declines in residential mortgages and other consumer loans. During the current quarter, $473 million residential mortgage loans were sold to improve our interest rate risk position and overall balance sheet.
     Average total deposits were $38.0 billion, up slightly compared with the prior quarter. There were changes between the various deposit account categories consisting of:
•	$0.2 billion, or 3%, increase in other deposits.
Partially offset by:
•	$0.1 billion decline in average total core deposits. The primary driver of the change was a planned reduction in non-relationship collateralized public fund deposits.
     Tables 5 and 6 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 5 — Consolidated Quarterly Average Balance Sheets
Fully taxable equivalent basis

	Average Balances					Change
	2008		2007			2Q08 vs 2Q07
(in millions)	Second	First	Fourth	Third	Second	Amount	Percent

Assets
Interest bearing deposits in banks	$256	$293	$324	$292	$259	$(3)	(1.2)%
Trading account securities	1,243	1,186	1,122	1,149	230	1,013	N.M.
Federal funds sold and securities purchased under resale agreements	566	769	730	557	574	(8)	(1.4)
Loans held for sale	501	565	493	419	291	210	72.2
Investment securities:
Taxable	3,971	3,774	3,807	3,951	3,253	718	22.1
Tax-exempt	717	703	689	675	629	88	14.0

Total investment securities	4,688	4,477	4,496	4,626	3,882	806	20.8
Loans and leases:(1)
Commercial:
Commercial and industrial	13,631	13,343	13,270	13,036	8,167	5,464	66.9
Commercial real estate:
Construction	2,038	2,014	1,892	1,815	1,258	780	62.0
Commercial	7,563	7,273	7,161	7,165	3,393	4,170	N.M.

Commercial real estate	9,601	9,287	9,053	8,980	4,651	4,950	N.M.

Total commercial	23,232	22,630	22,323	22,016	12,818	10,414	81.2

Consumer:
Automobile loans	3,636	3,309	3,052	2,931	2,322	1,314	56.6
Automobile leases	915	1,090	1,272	1,423	1,551	(636)	(41.0)

Automobile loans and leases	4,551	4,399	4,324	4,354	3,873	678	17.5
Home equity	7,365	7,274	7,297	7,468	4,973	2,392	48.1
Residential mortgage	5,178	5,351	5,437	5,456	4,351	827	19.0
Other loans	699	713	728	534	424	275	64.9

Total consumer	17,793	17,737	17,786	17,812	13,621	4,172	30.6

Total loans and leases	41,025	40,367	40,109	39,828	26,439	14,586	55.2
Allowance for loan and lease losses	(654)	(630)	(474)	(475)	(297)	(357)	N.M.

Net loans and leases	40,371	39,737	39,635	39,353	26,142	14,229	54.4

Total earning assets	48,279	47,657	47,274	46,871	31,675	16,604	52.4

Cash and due from banks	943	1,036	1,098	1,111	748	195	26.1
Intangible assets	3,449	3,472	3,440	3,337	626	2,823	N.M.
All other assets	3,522	3,350	3,142	3,124	2,398	1,124	46.9

Total Assets	$55,539	$54,885	$54,480	$53,968	$35,150	$20,389	58.0%
						-

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,061	$5,034	$5,218	$5,384	$3,591	$1,470	40.9%
Demand deposits — interest bearing	4,086	3,934	3,929	3,808	2,404	1,682	70.0
Money market deposits	6,267	6,753	6,845	6,869	5,466	801	14.7
Savings and other domestic deposits	5,047	5,004	5,012	5,127	2,931	2,116	72.2
Core certificates of deposit	10,952	10,796	10,674	10,425	5,591	5,361	95.9

Total core deposits	31,413	31,521	31,678	31,613	19,983	11,430	57.2
Other domestic deposits of $100,000 or more	2,143	1,983	1,731	1,610	1,056	1,087	N.M.
Brokered deposits and negotiable CDs	3,361	3,542	3,518	3,728	2,682	679	25.3
Deposits in foreign offices	1,110	885	748	701	552	558	N.M.

Total deposits	38,027	37,931	37,675	37,652	24,273	13,754	56.7
Short-term borrowings	2,854	2,772	2,489	2,542	2,075	779	37.5
Federal Home Loan Bank advances	3,412	3,389	3,070	2,553	1,329	2,083	N.M.
Subordinated notes and other long-term debt	3,928	3,814	3,875	3,912	3,470	458	13.2

Total interest bearing liabilities	43,160	42,872	41,891	41,275	27,556	15,604	56.6

All other liabilities	963	1,104	1,160	1,103	960	3	0.3
Shareholders’ equity	6,355	5,875	6,211	6,206	3,043	3,312	N.M.

Total Liabilities and Shareholders’ Equity	$55,539	$54,885	$54,480	$53,968	$35,150	$20,389	58.0%
						-

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 6 — Consolidated Quarterly Net Interest Margin Analysis
Fully taxable equivalent basis (1)

	Average Rates (2)
	2008		2007
Fully taxable equivalent basis (1)	Second	First	Fourth	Third	Second

Assets
Interest bearing deposits in banks	2.77%	3.97%	4.30%	4.69%	6.47%
Trading account securities	5.13	5.27	5.72	6.01	5.74
Federal funds sold and securities purchased under resale agreements	2.08	3.07	4.59	5.26	5.28
Loans held for sale	5.98	5.41	5.86	5.13	5.79
Investment securities:
Taxable	5.50	5.71	5.98	6.09	6.11
Tax-exempt	6.77	6.75	6.74	6.78	6.69

Total investment securities	5.69	5.88	6.10	6.19	6.20
Loans and leases: (3)
Commercial:
Commercial and industrial	5.53	6.32	6.92	7.70	7.36
Commercial real estate:
Construction	4.81	5.86	7.24	7.70	7.63
Commercial	5.47	6.27	7.09	7.63	7.35

Commercial real estate	5.32	6.18	7.12	7.65	7.42

Total commercial	5.45	6.27	7.00	7.68	7.38

Consumer:
Automobile loans	7.12	7.25	7.31	7.25	7.10
Automobile leases	5.59	5.53	5.52	5.56	5.34

Automobile loans and leases	6.81	6.82	6.78	6.70	6.39
Home equity	6.43	7.21	7.81	7.94	7.63
Residential mortgage	5.78	5.86	5.88	6.06	5.61
Other loans	9.98	10.43	10.91	11.48	9.57

Total consumer	6.48	6.84	7.10	7.17	6.69

Total loans and leases	5.89	6.51	7.05	7.45	7.03

Total earning assets	5.85%	6.40%	6.88%	7.25%	6.92%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	0.55	0.82	1.14	1.53	1.22
Money market deposits	1.76	2.83	3.67	3.78	3.85
Savings and other domestic deposits	1.83	2.27	2.54	2.54	2.23
Core certificates of deposit	4.37	4.68	4.83	4.99	4.79

Total core deposits	2.67	3.18	3.55	3.69	3.50
Other domestic deposits of $100,000 or more	3.77	4.39	4.99	4.79	5.31
Brokered deposits and negotiable CDs	3.38	4.43	5.24	5.42	5.53
Deposits in foreign offices	1.66	2.16	3.27	3.29	3.16

Total deposits	2.78	3.36	3.80	3.94	3.84
Short-term borrowings	1.66	2.78	3.74	4.10	4.50
Federal Home Loan Bank advances	3.01	3.94	5.03	5.31	4.76
Subordinated notes and other long-term debt	4.21	5.12	5.93	6.15	5.96

Total interest bearing liabilities	2.85%	3.53%	4.09%	4.24%	4.20%

Net interest rate spread	3.00%	2.87%	2.79%	3.01%	2.72%
Impact of non-interest bearing funds on margin	0.29	0.36	0.47	0.51	0.54

Net interest margin	3.29%	3.23%	3.26%	3.52%	3.26%
			-

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2008 First Six Months versus 2007 First Six Months
     Fully taxable equivalent net interest income for the first six-month period of 2008 increased $260.7 million, or 50%, compared with the comparable year-ago period. This reflected the favorable impact of a $16.5 billion, or 52%, increase in average earning assets, with $14.4 billion representing an increase in average loans and leases, partially offset by a 5 basis point decrease in the net interest margin to 3.26%. The increase in average earning assets, including loans and leases, was primarily Sky Financial merger-related.
     The following table details the estimated merger related impacts on our reported loans and deposits:
Table 7 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — Six Months 2008 vs. Six Months 2007

	Six Months Ended
	June 30,		Change		Merger	Non-merger Related
(in millions)	2008	2007	Amount	Percent	Related	Amount	% (1)
Net interest income — FTE	$777,816	$517,120	$260,696	50.4%	$303,184	$(42,488)	(5.2)%

Average Loans and Deposits
(in millions)
Loans
Commercial and industrial	$13,487	$8,077	$5,410	67.0%	$4,775	$635	4.9%
Commercial real estate	9,444	4,563	4,881	N.M.	3,971	910	10.7

Total commercial	$22,931	$12,640	$10,291	81.4%	$8,746	$1,545	7.2%

Automobile loans and leases	$4,475	$3,893	$582	14.9%	$432	$150	3.5%
Home equity	7,271	4,943	2,328	47.1	2,385	(57)	(0.8)
Residential mortgage	5,264	4,423	841	19.0	1,112	(271)	(4.9)
Other consumer	755	423	332	78.5	143	189	33.4

Total consumer	17,765	13,682	4,083	29.8	4,072	11	0.1

Total loans	$40,696	$26,322	$14,374	54.6%	$12,818	$1,556	4.0%

Deposits
Demand deposits — non-interest bearing	$5,047	$3,561	$1,486	41.7%	$1,829	$(343)	(6.4)%
Demand deposits — interest bearing	4,010	2,377	1,633	68.7	1,460	173	4.5
Money market deposits	6,510	5,477	1,033	18.9	996	37	0.6
Savings and other domestic time deposits	5,026	2,915	2,111	72.4	2,594	(483)	(8.8)
Core certificates of deposit	10,874	5,523	5,351	96.9	4,630	721	7.1

Total core deposits	31,467	19,853	11,614	58.5	11,509	105	0.3
Other deposits	6,512	4,508	2,004	44.5	1,342	662	11.3

Total deposits	$37,979	$24,361	$13,618	55.9%	$12,851	$767	2.1%

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $1.6 billion, or 4%, non-merger-related increase in average total loans and leases primarily reflected an increase in average total commercial loans, with growth reflected in both C&I and CRE loans. The growth in CRE loans was primarily to existing borrowers with a focus on traditional income producing property types and was not related to the single family home builder segment.
     Average total consumer loans were little changed. This reflected a decline in average residential mortgages due to loan sales in the first six-month period of 2007, partially offset by modest growth in total average automobile loans and leases. Average home equity loans were down slightly, reflecting the continued weakness in the housing sector and a softer economy.
     Regarding average total deposits, most of the increase was merger-related. The $0.8 billion non-merger-related increase reflected:
•	$0.7 billion, or 11%, growth in other deposits, primarily other domestic deposits over $100,000, reflecting increases in commercial and public funds deposits.

•	$0.1 billion increase in average total core deposits. This reflected continued strong growth in core certificates of deposit and interest bearing demand deposits. Offsetting these increases were a decline in non-interest bearing demand deposits, a planned reduction in non-relationship collateralized public fund deposits, as well as a decline in average savings and other domestic deposits and money market deposits, as customers continued to transfer funds from lower rate to higher rate accounts like certificates of deposits.

Table 8 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis
Fully taxable equivalent basis (1)

	YTD Average Balances				YTD Average Rates (2)
	Six Months Ending June 30,		Change		Six Months Ending June 30,
(in millions of dollars)	2008	2007	Amount	Percent	2008	2007

Assets
Interest bearing deposits in banks	$274	$212	$62	29.2%	3.43%	5.09%
Trading account securities	1,214	139	1,075	N.M.	5.18	5.66
Federal funds sold and securities purchased under resale agreements	668	538	130	24.2	2.65	5.26
Loans held for sale	533	266	267	N.M.	5.68	6.01
Investment securities:
Taxable	3,873	3,423	450	13.1	5.60	6.12
Tax-exempt	710	610	100	16.4	6.76	6.67

Total investment securities	4,583	4,033	550	13.6	5.78	6.21
Loans and leases: (3)
Commercial:
Commercial and industrial	13,487	8,077	5,410	67.0	5.92	7.38
Commercial real estate:
Construction	2,026	1,208	818	67.7	5.34	8.02
Commercial	7,418	3,355	4,063	N.M.	5.86	7.49

Commercial real estate	9,444	4,563	4,881	N.M.	5.75	7.63

Total commercial	22,931	12,640	10,291	81.4	5.85	7.47

Consumer:
Automobile loans	3,472	2,269	1,203	53.0	7.18	7.01
Automobile leases	1,003	1,624	(621)	(38.2)	5.56	5.29

Automobile loans and leases	4,475	3,893	582	14.9	6.82	6.29
Home equity	7,320	4,943	2,377	48.1	6.82	7.65
Residential mortgage	5,264	4,423	841	19.0	5.82	5.58
Other loans	706	423	283	66.9	10.21	9.55

Total consumer	17,765	13,682	4,083	29.8	6.66	6.65

Total loans and leases	40,696	26,322	14,374	54.6	6.20	7.04

Allowance for loan and lease losses	(642)	(288)	(354)	N.M.

Net loans and leases	40,054	26,034	14,020	53.9

Total earning assets	47,968	31,510	16,458	52.2	6.13%	6.95%

Cash and due from banks	990	752	238	31.6
Intangible assets	3,460	626	2,834	N.M.
All other assets	3,436	2,441	995	40.8

Total Assets	$55,212	$35,041	$20,171	57.6%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,047	$3,561	$1,486	41.7%	—%	—%
Demand deposits — interest bearing	4,010	2,377	1,633	68.7	0.68	1.21
Money market deposits	6,510	5,477	1,033	18.9	2.31	3.81
Savings and other domestic time deposits	5,026	2,915	2,111	72.4	2.05	2.16
Core certificates of deposit	10,874	5,523	5,351	96.9	4.52	4.76

Total core deposits	31,467	19,853	11,614	58.5	2.93	3.46
Other domestic time deposits of $100,000 or more	2,063	1,101	962	87.4	4.07	5.32
Brokered deposits and negotiable CDs	3,451	2,850	601	21.1	3.92	5.51
Deposits in foreign offices	998	557	441	79.2	1.88	3.07

Total deposits	37,979	24,361	13,618	55.9	3.07	3.83
Short-term borrowings	2,813	1,970	843	42.8	2.21	4.41
Federal Home Loan Bank advances	3,399	1,229	2,170	N.M.	3.47	4.61
Subordinated notes and other long-term debt	3,872	3,478	394	11.3	4.66	5.87

Total interest bearing liabilities	43,016	27,477	15,539	56.6	3.19	4.16

All other liabilities	1,034	974	60	6.2
Shareholders’ equity	6,115	3,029	3,086	N.M.

Total Liabilities and Shareholders’ Equity	$55,212	$35,041	$20,171	57.6%

Net interest rate spread					2.94	2.79
Impact of non-interest bearing funds on margin					0.32	0.52

Net interest margin					3.26%	3.31%

N.M., not a meaningful value.

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Items 1 and 2, and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC) at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
     The provision for credit losses in the 2008 second quarter was $120.8 million, up $60.7 million compared with the year-ago quarter, and up $32.2 million compared with the prior quarter. The reported 2008 second quarter provision for credit losses exceeded net charge-offs by $55.6 million. The provision for credit losses in the first six-month period of 2008 was $209.5 million, up $119.9 million compared with $89.5 million in the first six-month period of 2007. The reported provision for credit losses for the first six-month period of 2008 exceeded net charge-offs by $95.8 million. (See Credit Quality Discussion).
Non-Interest Income
(This section should be read in conjunction with Significant Items 1, 3, 4, 5, and 6.)
     Table 9 reflects non-interest income for each of the past five quarters:
     Table 9 — Non-Interest Income

	2008		2007			2Q08 vs 2Q07
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent
						-
Service charges on deposit accounts	$79,630	$72,668	$81,276	$78,107	$50,017	$29,613	59.2%
Trust services	33,089	34,128	35,198	33,562	26,764	6,325	23.6
Brokerage and insurance income	35,694	36,560	30,288	28,806	17,199	18,495	N.M.
Other service charges and fees	23,242	20,741	21,891	21,045	14,923	8,319	55.7
Bank owned life insurance income	14,131	13,750	13,253	14,847	10,904	3,227	29.6
Mortgage banking income (loss)	12,502	(7,063)	3,702	9,629	7,122	5,380	75.5
Securities gains (losses)	2,073	1,429	(11,551)	(13,152)	(5,139)	7,212	N.M.
Other income	36,069	63,539	(3,500)	31,830	34,403	1,666	4.8
						-
Total non-interest income	$236,430	$235,752	$170,557	$204,674	$156,193	$80,237	51.4%

	Six Months Ended June 30,		YTD 2008 vs 2007
(in thousands)	2008	2007	Amount	Percent

Service charges on deposit accounts	$152,298	$94,810	$57,488	60.6%
Trust services	67,217	52,658	14,559	27.6
Brokerage and insurance income	72,254	33,281	38,973	N.M.
Other service charges and fees	43,983	28,131	15,852	56.4
Bank owned life insurance income	27,881	21,755	6,126	28.2
Mortgage banking income	5,439	16,473	(11,034)	(67.0)
Securities gains (losses)	3,502	(5,035)	8,537	N.M.
Other income	99,608	59,297	40,311	68.0

Total non-interest income	$472,182	$301,370	$170,812	56.7

N.M., not a meaningful value.
     Table 10 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:

Table 10 — Mortgage Banking Income and Net Impact of MSR Hedging

	2008		2007			2Q08 vs 2Q07
(in thousands, except as noted)	Second	First	Fourth	Third	Second	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$13,098	$9,332	5,879	$8,375	$6,771	$6,327	93.4%
Servicing fees	11,166	10,894	11,405	10,811	6,976	4,190	60.1
Amortization of capitalized servicing (1)	(7,024)	(6,914)	(5,929)	(6,571)	(4,449)	(2,575)	(57.9)
Other mortgage banking income	5,959	4,331	4,113	3,016	2,822	3,137	N.M.

Sub-total	23,199	17,643	15,468	15,631	12,120	11,079	91.4

MSR valuation adjustment (1)	39,031	(18,093)	(21,245)	(9,863)	16,034	22,997	N.M.
Net trading (losses) gains related to MSR hedging	(49,728)	(6,613)	9,479	3,861	(21,032)	(28,696)	N.M.

Total mortgage banking income (loss)	$12,502	$(7,063)	$3,702	$9,629	$7,122	$5,380	75.5%

Capitalized mortgage servicing rights (2)	$240,024	$191,806	$207,894	$228,933	$155,420	$84,604	54.4%
Total mortgages serviced for others (in millions) (2)	15,770	15,138	15,088	15,073	8,693	7,077	81.4
MSR % of investor servicing portfolio	1.52%	1.27%	1.38%	1.52%	1.79%	(0.27)%	(14.9)

Net Impact of MSR Hedging

MSR valuation adjustment (1)	$39,031	$(18,093)	$(21,245)	$(9,863)	$16,034	$22,997	N.M. %
Net trading (losses) gains related to MSR hedging	(49,728)	(6,613)	9,479	3,861	(21,032)	(28,696)	N.M.
Net interest income related to MSR hedging	9,364	5,934	3,192	2,357	248	9,116	N.M.

Net impact of MSR hedging	$(1,333)	$(18,772)	$(8,574)	$(3,645)	$(4,750)	$3,417	(71.9)%

	Six Months Ended June 30,		YTD 2008 vs 2007
(in thousands, except as noted)	2008	2007	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$22,430	11,711	10,719	91.5%
Servicing fees	22,060	13,796	8,264	59.9
Amortization of capitalized servicing (1)	(13,938)	(8,087)	(5,851)	72.4
Other mortgage banking income	10,290	6,069	4,221	69.6

Sub-total	40,842	23,489	17,353	73.9

MSR valuation adjustment (1)	20,938	14,977	5,961	39.8
Net trading losses related to MSR hedging	(56,341)	(21,993)	(34,348)	N.M.

Total mortgage banking income	$5,439	$16,473	$(11,034)	(67.0)%

Capitalized mortgage servicing rights (2)	$240,024	$155,420	84,604	54.4%
Total mortgages serviced for others (2)	15,770	8,693	7,077	81.4
MSR % of investor servicing portfolio (in millions)	1.52%	1.79%	(0.27)	(14.9)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$20,938	$14,977	5,961	39.8%
Net trading losses related to MSR hedging	(56,341)	(21,993)	(34,348)	N.M.
Net interest income related to MSR hedging	15,298	248	15,050	N.M.

Net impact of MSR hedging	$(20,105)	$(6,768)	(13,337)	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2008 Second Quarter versus 2007 Second Quarter
     Non-interest income increased $80.2 million compared with the year-ago quarter. The $68.7 million of merger-related non-interest income drove most of the increase. Table 11 details the $80.2 million increase in reported total non-interest income.
Table 11 — Non-Interest Income — Estimated Merger-Related Impacts — 2Q’08 vs. 2Q’07

	Second Quarter		Change		Merger	Non-merger Related
(in thousands)	2008	2007	Amount	%	Related	Amount	% (1)
			-
Service charges on deposit accounts	$79,630	$50,017	$29,613	59.2%	$24,110	$5,503	7.4%
Trust services	33,089	26,764	6,325	23.6	7,009	(684)	(2.0)
Brokerage and insurance income	35,694	17,199	18,495	N.M.	17,061	1,434	4.2
Other service charges and fees	23,242	14,923	8,319	55.7	5,800	2,519	12.2
Bank owned life insurance income	14,131	10,904	3,227	29.6	1,807	1,420	11.2
Mortgage banking income	12,502	7,122	5,380	75.5	6,256	(876)	(6.5)
Securities gains (losses)	2,073	(5,139)	7,212	N.M.	283	6,929	N.M.
Other income	36,069	34,403	1,666	4.8	6,390	(4,724)	(11.6)
			-
Total non-interest income	$236,430	$156,193	$80,237	51.4%	$68,716	$11,521	5.1%
			-

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $11.5 million, or 5%, non-merger-related increase reflected:
•	$6.9 million increase in securities gains, reflecting the current quarter’s gain compared with a loss in the year-ago quarter.

•	$5.5 million, or 7%, increase in service charges on deposit accounts, primarily reflecting strong growth in personal service charge income.

•	$2.5 million, or 12%, increase in other service charges, reflecting higher debit card volume.
Partially offset by:
•	$4.7 million, or 12%, decrease in other income. The current quarter included: (a) $7.2 million loss on the sale of certain held-for-sale loans and (b) $6.9 million of higher equity investment losses ($4.6 million loss in the current quarter vs. $2.3 million gain in the year-ago quarter). These decreases were partially offset by $7.8 million of higher automobile operating lease income ($9.4 million in the current quarter and $1.6 million in the year-ago quarter).
2008 Second Quarter versus 2008 First Quarter
     Non-interest income increased $0.7 million compared with the 2008 first quarter, as shown in the following table:

Table 12 — Non-Interest Income — 2Q’08 vs. 1Q’08

	Second	First
	Quarter	Quarter	Change
(in thousands)	2008	2008	Amount	%

Service charges on deposit accounts	$79,630	$72,668	$6,962	9.6%
Trust services	33,089	34,128	(1,039)	(3.0)
Brokerage and insurance income	35,694	36,560	(866)	(2.4)
Other service charges and fees	23,242	20,741	2,501	12.1
Bank owned life insurance income	14,131	13,750	381	2.8
Mortgage banking income (loss)	12,502	(7,063)	19,565	N.M.
Securities gains	2,073	1,429	644	45.1
Other income	36,069	63,539	(27,470)	(43.2)

Total non-interest income	$236,430	$235,752	$678	0.3%

N.M., not a meaningful value.
     This $0.7 million increase reflected:
•	$19.6 million increase in mortgage banking income. This reflected: (a) $3.5 million, or 20%, increase in core mortgage banking activities, primarily secondary marketing and servicing fees, (b) $2.1 million gain on the sale of mortgage loans, and (c) $14.0 million lower negative MSR valuation impact reflecting the current quarter’s $10.7 million net negative MSR valuation impact, compared with a $24.7 million net negative MSR valuation impact in the prior quarter. These negative MSR valuation impacts are partially offset by a net interest income benefit from the hedging assets.

•	$7.0 million, or 10%, increase in service charges on deposit accounts, primarily reflecting a seasonal increase in personal service charges.

•	$2.5 million, or 12%, increase in other service charges and fees, reflecting a seasonal increase in debit card fees.
Partially offset by:
•	$27.5 million, or 43%, decrease in other income. The first quarter included: (a) $25.1 million gain related to the Visa® IPO and (b) $5.9 million venture capital loss. The second quarter included: (a) $7.2 million loss on the sale of certain loans held-for-sale, (b) $1.9 million decline in equity investment income ($4.6 million loss in the current quarter and $2.7 million loss in the prior quarter), (c) $3.3 million decline in derivatives income, and (d) $3.5 million increase in automobile operating lease income ($9.4 million in the current quarter and $5.8 in the prior quarter).
2008 First Six Months versus 2007 First Six Months
     Non-interest income for the first six-month period of 2008 increased $170.8 million, or 57%, compared with the year-ago period, of which $137.4 million was merger related. The following table details the estimated merger related impact on our non-interest income.

Table 13 — Non-Interest Income — Estimated Merger Related Impact — Six Months 2008 vs. Six Months 2007

	Six Months Ended June 30,		Change		Merger	Non-merger Related
(in thousands)	2008	2007	Amount	%	Related	Amount	% (1)
			-			-
Service charges on deposit accounts	$152,298	$94,810	$57,488	60.6%	$48,220	$9,268	6.5%
Trust services	67,217	52,658	14,559	27.6	14,018	541	0.8
Brokerage and insurance income	72,254	33,281	38,973	N.M.	34,122	4,851	7.2
Other service charges and fees	43,983	28,131	15,852	56.4	11,600	4,252	10.7
Bank owned life insurance income	27,881	21,755	6,126	28.2	3,614	2,512	9.9
Mortgage banking income	5,439	16,473	(11,034)	(67.0)	12,512	(23,546)	(81.2)
Securities gains (losses)	3,502	(5,035)	8,537	N.M.	566	7,971	N.M.
Other income	99,608	59,297	40,311	68.0	12,780	27,531	38.2
			-			-
Total non-interest income	$472,182	$301,370	$170,812	56.7%	$137,432	$33,380	7.6%

N.M., not a meaningful value.

(1) Calculated as non-merger related / (prior period + merger-related)
     The $33.4 million, or 8%, non-merger related increase primarily reflected:
•	$9.3 million, or 6%, increase in service charges on deposit accounts, primarily reflecting strong growth in personal service charge income.

•	$8.0 million increase in securities gains, reflecting the gain from the first six-month period of 2008 compared with a loss in the first six-month period of 2007.

•	$27.5 million, or 38%, increase in other income. This increase included: (a) the 2008 first quarter gain of $25.1 million related to Visa® IPO, (b) $13.0 million of increased derivative revenue, and (c) $10.7 million of increased operating lease income ($15.2 million in the first six-month period of 2008, and $4.5 million in the comparable year-ago period). These increases were partially offset by a venture capital loss of $5.9 million in the 2008 first quarter.
     Partially offset by:
•	$23.5 million, or 81%, decrease in mortgage banking income. This decline primarily reflected the $35.4 million net negative MSR valuation impact in the 2008 first six-month period, compared with a $7.0 million net negative MSR valuation impact in the first six-month period of 2007. These negative MSR valuation impacts were partially offset by a net interest income benefit from the hedging assets.
Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 3, 5, and 6.)
     Table 14 reflects non-interest expense for each of the past five quarters:

Table 14 — Non-Interest Expense

	2008		2007			2Q08 vs 2Q07
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent
						-
Salaries	$163,595	$159,946	$178,855	$166,719	$106,768	$56,827	53.2%
Benefits	36,396	41,997	35,995	35,429	28,423	7,973	28.1
						-
Personnel costs	199,991	201,943	214,850	202,148	135,191	64,800	47.9%
Outside data processing and other services	30,186	34,361	39,130	40,600	25,701	4,485	17.5
Net occupancy	26,971	33,243	26,714	33,334	19,417	7,554	38.9
Equipment	25,740	23,794	22,816	23,290	17,157	8,583	50.0
Amortization of intangibles	19,327	18,917	20,163	19,949	2,519	16,808	N.M.
Marketing	7,339	8,919	16,175	13,186	8,986	(1,647)	(18.3)
Professional services	13,752	9,090	14,464	11,273	8,101	5,651	69.8
Telecommunications	6,864	6,245	8,513	7,286	4,577	2,287	50.0
Printing and supplies	4,757	5,622	6,594	4,743	3,672	1,085	29.5
Other expense	42,876	28,347	70,133	29,754	19,334	23,542	N.M.
						-
Total non-interest expense	$377,803	$370,481	$439,552	$385,563	$244,655	$133,148	54.4%

	Six Months Ended June 30,		YTD 2008 vs 2007
(in thousands)	2008	2007	Amount	Percent

Salaries	$323,541	$211,680	$111,861	52.8%
Benefits	78,393	58,150	20,243	34.8

Personnel costs	401,934	269,830	132,104	49.0
Outside data processing and other services	64,547	47,515	17,032	35.8
Net occupancy	60,214	39,325	20,889	53.1
Equipment	49,534	35,376	14,158	40.0
Amortization of intangibles	38,244	5,039	33,205	N.M.
Marketing	16,258	16,682	(424)	(2.5)
Professional Services	22,842	14,583	8,259	56.6
Telecommunication	13,109	8,703	4,406	50.6
Printing and supplies	10,379	6,914	3,465	50.1
Other expense	71,223	42,760	28,463	66.6

Total non-interest expense	$748,284	$486,727	$261,557	53.7%

N.M., not a meaningful value.
2008 Second Quarter versus 2007 Second Quarter
     Non-interest expense increased $133.1 million, or 54%, compared with the year-ago quarter. The $135.7 million of merger-related expenses and $7.0 million of higher merger/restructuring costs drove the increase, as non-merger-related expenses declined $9.5 million, or 2%. Table 15 details the $133.1 million increase in reported total non-interest expense.

Table 15 — Non-Interest Expense — Estimated Merger/Restructuring-Related Impacts — 2Q’08 vs. 2Q’07

	Second Quarter		Change			Restructuring/	Non-restructuring/merger Related
(in thousands)	2008	2007	Amount	Percent	Merger Related	Merger Costs	Amount	% (1)
			-				-
Personnel costs	$199,991	$135,191	$64,800	47.9%	$68,250	$10,019	$(13,469)	(6.3)%
Outside data processing and other services	30,186	25,701	4,485	17.5	12,262	(4,969)	(2,808)	(8.5)
Net occupancy	26,971	19,417	7,554	38.9	10,184	1,702	(4,332)	(13.8)
Equipment	25,740	17,157	8,583	50.0	4,799	2,799	985	4.0
Amortization of intangibles	19,327	2,519	16,808	N.M.	16,481	—	327	1.7
Marketing	7,339	8,986	(1,647)	(18.3)	4,361	(1,551)	(4,457)	(37.8)
Professional services	13,752	8,101	5,651	69.8	2,707	(995)	3,939	40.1
Telecommunications	6,864	4,577	2,287	50.0	2,224	3	60	0.9
Printing and supplies	4,757	3,672	1,085	29.5	1,374	19	(308)	(6.1)
Other expense	42,876	19,334	23,542	N.M.	13,048	(52)	10,546	32.6
			-				-
Total non-interest expense	$377,803	$244,655	$133,148	54.4%	$135,690	$6,975	$(9,517)	(2.5)%
			-				-

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related + merger-costs)
     The $9.5 million, or 2%, non-merger-related decline reflected:
•	$13.5 million, or 6%, decline in personnel expense, reflecting the benefit of merger efficiencies, including the impact of a reduction of 667, or 6%, full-time equivalent staff from December 31, 2007.

•	$4.5 million, or 38%, decline in marketing expense.

•	$4.3 million, or 14%, decline in net occupancy expense, reflecting merger efficiencies.

•	$2.8 million, or 9%, decline in outside data processing and other services, reflecting merger efficiencies.
     Partially offset by:
•	$10.5 million, or 33%, increase in other expense. This increase primarily reflected a $6.3 million increase in automobile operating lease expense ($7.2 million in the current quarter, and $0.9 in the comparable year-ago period), and a $6.0 million increase in other real estate owned (OREO), that is real estate acquired through foreclosure, expenses.

•	$3.9 million, or 40%, increase in professional services expense, reflecting increased collection costs.
2008 Second Quarter versus 2008 First Quarter
     Non-interest expense increased $7.3 million, or 2%, compared with the 2008 first quarter, reflecting increased merger/restructuring costs. Table 16 details the $7.3 million increase in reported total non-interest expense.
Table 16 — Non-Interest Expense — Estimated Merger/Restructuring-Related Impacts — 2Q’08 vs. 1Q’08

	Second Quarter	First Quarter	Change		Restructuring/	Non-restructuring/merger Related
(in thousands)	2008	2008	Amount	Percent	Merger Costs	Amount	% (1)
			-			-
Personnel costs	$199,991	$201,943	$(1,952)	(1.0)%	$7,775	$(9,727)	(4.6)%
Outside data processing and other services	30,186	34,361	(4,175)	(12.2)	(4,305)	130	0.4
Net occupancy	26,971	33,243	(6,272)	(18.9)	1,359	(7,631)	(22.1)
Equipment	25,740	23,794	1,946	8.2	2,703	(757)	(2.9)
Amortization of intangibles	19,327	18,917	410	2.2	—	410	2.2
Marketing	7,339	8,919	(1,580)	(17.7)	(67)	(1,513)	(17.1)
Professional services	13,752	9,090	4,662	51.3	399	4,263	44.9
Telecommunications	6,864	6,245	619	9.9	(591)	1,210	21.4
Printing and supplies	4,757	5,622	(865)	(15.4)	(27)	(838)	(15.0)
Other expense	42,876	28,347	14,529	51.3	28	14,501	51.1
			-			-
Total non-interest expense	$377,803	$370,481	$7,322	2.0%	$7,274	48	0.0%

(1)	Calculated as non-merger related / (prior period + merger-related + merger-costs)

     Non-merger-related expenses were flat, and reflected:
•	$14.5 million, or 51%, increase in other expense. The first quarter included a $12.4 million Visa® indemnification reversal and a $2.6 million asset impairment expense. The second quarter included a $2.7 million increase in automobile operating lease expense ($7.2 million in the current quarter, and $4.5 million in the prior quarter) and a $2.7 million increase in OREO expenses, partially offset by a $2.2 million gain from debt extinguishment.

•	$4.3 million, or 45%, increase in professional services reflecting increased collection costs.
     Partially offset by:
•	$9.7 million, or 5%, decrease in personnel costs, reflecting seasonally lower payroll taxes and lower full-time equivalent staff.

•	$7.6 million, or 22%, decrease in net occupancy expense, reflecting higher seasonal expenses in the prior quarter, and the prior quarter’s $2.5 million impairment of leasehold improvements in our Cleveland main office.
2008 First Six Months versus 2007 First Six Months
     Non-interest expense for the first six-month period of 2008 increased $261.6 million compared with the first six-month period of 2007. This included $271.4 million of merger-related expenses, as well as $13.4 million of higher merger/restructuring costs. The following table details the $261.6 million increase in reported non-interest expense:
     Table 17 — Non-Interest Expense — Estimated Merger/Restructuring-Related Impacts — Six Months 2008 vs. Six Months 2007

	Six Months Ended
	June 30,		Change			Restructuring/	Non-restructuring/merger Related
(in thousands)	2008	2007	Amount	Percent	Merger Related	Merger Costs	Amount	% (1)

Personnel costs	$401,934	$269,830	$132,104	49.0%	$136,500	$12,897	$(17,293)	(4.3)%
Outside data processing and other services	64,547	47,515	17,032	35.8	24,524	(2,158)	(5,334)	(7.4)
Net occupancy	60,214	39,325	20,889	53.1	20,368	2,156	(1,635)	(2.7)
Equipment	49,534	35,376	14,158	40.0	9,598	2,909	1,651	3.7
Amortization of intangibles	38,244	5,039	33,205	N.M.	32,962	—	243	0.6
Marketing	16,258	16,682	(424)	(2.5)	8,722	(1,529)	(7,617)	(30.0)
Professional services	22,842	14,583	8,259	56.6	5,414	(1,397)	4,242	21.2
Telecommunications	13,109	8,703	4,406	50.6	4,448	597	(639)	(4.9)
Printing and supplies	10,379	6,914	3,465	50.1	2,748	66	651	6.7
Other expense	71,223	42,760	28,463	66.6	26,096	(119)	2,486	3.6

Total non-interest expense	$748,284	$486,727	$261,557	53.7%	$271,380	$13,422	$(23,245)	(3.1)%

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related)
     Non-merger related non-interest expense actually declined $23.2 million, reflecting:
•	$17.3 million, or 4%, decline in personnel expense, reflecting the benefit of merger efficiencies.

•	$7.6 million, or 30%, decline in marketing expense.

•	$5.3 million, or 7%, decline in outside data processing and other services, reflecting merger efficiencies.
Partially offset by:
•	$4.2 million, or 21%, increase in professional services expense, reflecting increased collection costs.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 1, 3, and 6.)
     The provision for income taxes in the 2008 second quarter was $26.3 million and represented an effective tax rate on income before taxes of 20.6%. The effective tax rates in the year-ago quarter and prior quarter were 23.2% and 17.2%, respectively. In the 2008 second quarter, a $3.4 million benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance related to the value of Visa® shares held, was recorded. The comparable tax benefit in the 2008 first quarter was $11.1 million. The effective tax rate for the second half of 2008 is expected to be in the range of 24%-26%.
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
     The Internal Revenue Service is currently examining our federal tax returns for the years ended 2004 and 2005. In addition, we are subject to ongoing tax examinations in various jurisdictions. We believe that the resolution of these examinations will not have a significant adverse impact on our consolidated financial position or results of operations.

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
Credit Risk
     Credit risk is the risk of loss due to loan and lease customers or other counter parties not being able to meet their financial obligations under agreed upon terms. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification.
Credit Exposure Mix
(This section should be read in conjunction with Significant Items 1 and 2.)
     As shown in Table 18, at June 30, 2008, commercial loans totaled $23.4 billion, and represented 57% of our total credit exposure. This portfolio was diversified between C&I and CRE loans (see “Commercial Credit” discussion below).
     Total consumer loans were $17.6 billion at June 30, 2008, and represented 43% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion below). Our home equity and residential mortgages portfolios represented $12.3 billion, or 30%, of our total loans and leases. These portfolios are discussed in greater detail below in the “Consumer Credit” section of this report.

Table 18 — Loans and Leases Composition (1)

	2008				2007
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,

By Type
Commercial:
Commercial and industrial	$13,745,515	33.5%	$13,645,890	33.3%	$13,125,565	32.8%	$13,125,158	32.8%	$8,185,451	30.5%
Commercial real estate:
Construction	2,135,979	5.2	2,058,105	5.0	1,961,839	4.9	1,876,075	4.7	1,382,533	5.2
Commercial	7,565,486	18.4	7,457,744	18.2	7,221,213	18.0	7,097,465	17.7	3,484,039	13.0

Commercial real estate	9,701,465	23.6	9,515,849	23.2	9,183,052	22.9	8,973,540	22.4	4,866,572	18.2

Total commercial	23,446,980	57.1	23,161,739	56.5	22,308,617	55.7	22,098,698	55.2	13,052,023	48.7

Consumer:
Automobile loans	3,758,715	9.2	3,491,369	8.5	3,114,029	7.8	2,959,913	7.4	2,424,105	9.0
Automobile leases	834,777	2.0	999,629	2.4	1,179,505	2.9	1,365,805	3.4	1,488,903	5.6
Home equity	7,410,393	18.1	7,296,448	17.8	7,290,063	18.2	7,317,545	18.3	5,015,506	18.7
Residential mortgage	4,901,420	11.9	5,366,414	13.1	5,447,126	13.6	5,505,340	13.8	4,398,720	16.4
Other loans	694,855	1.7	698,620	1.7	714,998	1.8	739,939	1.9	432,256	1.6

Total consumer	17,600,160	42.9	17,852,480	43.5	17,745,721	44.3	17,888,542	44.8	13,759,490	51.3

Total loans and leases	$41,047,140	100.0%	$41,014,219	100.0%	$40,054,338	100.0	$39,987,240	100.0%	$26,811,513	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,226,741	12.7%	$5,229,075	12.7%	$5,110,270	12.8%	$4,993,373	12.5%	$3,701,459	13.8%
Northwest Ohio	2,238,454	5.5	2,280,255	5.6	2,284,141	5.7	2,342,088	5.9	449,232	1.7
Greater Cleveland	3,262,379	7.9	3,194,533	7.8	3,097,120	7.7	3,057,757	7.6	2,099,941	7.8
Greater Akron/Canton	2,088,189	5.1	2,058,031	5.0	2,020,447	5.0	2,078,588	5.2	1,330,102	5.0
Southern Ohio/Kentucky	2,966,035	7.2	2,900,259	7.1	2,659,870	6.6	2,547,800	6.4	2,275,224	8.5
Mahoning Valley	865,226	2.1	893,317	2.2	927,918	2.3	939,739	2.4	—	—
Ohio Valley	867,682	2.1	870,833	2.1	870,276	2.2	869,139	2.2	—	—
West Michigan	2,600,512	6.3	2,535,359	6.2	2,477,617	6.2	2,520,325	6.3	2,439,517	9.1
East Michigan	1,809,680	4.4	1,766,750	4.3	1,750,171	4.4	1,760,158	4.4	1,654,934	6.2
Western Pennsylvania	1,013,470	2.5	1,031,319	2.5	1,053,685	2.6	1,106,068	2.8	—	—
Pittsburgh	969,307	2.4	926,487	2.3	900,789	2.2	888,848	2.2	—	—
Central Indiana	1,527,627	3.7	1,507,934	3.7	1,421,116	3.5	1,419,693	3.6	1,004,934	3.7
West Virginia	1,213,033	3.0	1,158,915	2.8	1,155,719	2.9	1,125,628	2.8	1,148,573	4.3
Other Regional	5,828,043	14.2	6,251,173	15.3	6,176,485	15.6	6,409,470	15.9	3,832,953	14.3

Regional Banking	32,476,378	79.1	32,604,240	79.5	31,905,624	79.7	32,058,674	80.2	19,936,869	74.4

Dealer Sales	5,958,599	14.5	5,862,116	14.3	5,563,415	13.9	5,449,580	13.6	4,944,386	18.4

Private Financial and Capital Markets Group	2,612,163	6.4	2,547,863	6.2	2,585,299	6.4	2,478,986	6.2	1,930,258	7.2

Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$41,047,140	100.0%	$41,014,219	100.0%	$40,054,338	100.0%	$39,987,240	100.0%	$26,811,513	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

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
     Our commercial loan portfolio is diversified by customer size, as well as throughout our geographic footprint. However, the following segments are noteworthy:
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
     At June 30, 2008, bank group loans totaled $1.512 billion, down $73 million compared with $1.585 billion at December 31, 2007 (see Table 19). This reduction reflected loan payments of $116 million, partially offset by an increase of $43 million as another institution entered into the restructuring agreement. The loans participated to other banks commensurately increased $43 million reflecting this institution’s participation in the restructuring during the 2008 first quarter. The monthly cash flow has been consistently above the required debt service, allowing for additional principal paydowns of $46.7 million of the total bank group debt during the first six-month period of 2008.
     At June 30, 2008, our exposure to Franklin net of charge-offs was $1.130 billion, down $58 million, or 5%, compared with $1.188 billion exposure at December 31, 2007 (see Table 19). In the second half of 2008, we expect our proportion of payments received to increase to our pro-rata participation level, following satisfaction of certain terms of the restructuring agreement that provided for a more rapid amortization on a certain participant’s portion of the debt.
     At June 30, 2008, our specific ALLL for Franklin loans was $115.3 million, unchanged compared with December 31, 2007, and there were no charge-offs or provision for credit losses in either the current quarter or the prior quarter. This relationship continued to perform with interest being accrued. The cash flow generated by the underlying collateral in the current quarter exceeded the required payments per terms of the restructuring agreement. As a result, we moved the $762 million Tranche A portion of our Franklin exposure out of the troubled debt restructuring nonperforming asset classification based on the performance during the first six-month period of 2008, and the continued expected cash flow performance and priority of cash flows.
     The following table details our loan relationship with Franklin as of June 30, 2008, and changes from December 31, 2007:

Table 19 — Commercial Loans to Franklin

				Participated
(in thousands of dollars)	Franklin	Tribeca	Subtotal	to others	Total
Variable rate, term loan (Facility A)	$541,521	$386,069	$927,590	$(166,409)	$761,181
Variable rate, subordinated term loan (Facility B)	318,764	97,949	416,713	(69,300)	347,413
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	—
Line of credit facility	853	—	853	—	853
Other variable rate term loans	41,929	—	41,929	(20,964)	20,965

Subtotal	1,028,067	484,018	1,512,085	$(264,897)	$1,130,412

Participated to others	(166,496)	(98,401)	(264,897)

Total principal owed to Huntington	861,571	385,617	1,247,188
Previously charged off	(116,776)	—	(116,776)

Total book value of loans	$744,795	$385,617	$1,130,412

	Bank Group		Huntington
		Loans
		Participated		Cumulative Net
(in thousands of dollars)	Total Loans	to Others	Total Loans	Charge-offs	Net Loans
Commercial loans, at December 31, 2007	$1,584,967	$(279,790)	$1,305,177	$(116,776)	$1,188,401
New institution enters restructuring	43,295	(43,295)	—	—	—
Payments received	(56,699)	25,659	(31,040)	—	(31,040)

Commercial loans, at March 31, 2008	$1,571,563	$(297,426)	$1,274,137	$(116,776)	$1,157,361
Payments received	(59,478)	32,529	(26,949)	—	(26,949)

Commercial loans, at June 30, 2008	$1,512,085	$(264,897)	$1,247,188	$(116,776)	$1,130,412

Single Family Home Builders
     At June 30, 2008, we had $1.6 billion of loans to single family home builders. Such loans represented 4% of total loans and leases. Of this portfolio, 69% were to finance projects currently under construction, 17% to finance land under development, and 14% to finance land held for development. The $1.6 billion represented a $0.1 billion decrease compared with the 2008 first quarter. We did not originate any new loans in this portfolio during the current quarter.
     The housing market across our geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio regions. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment in the coming months. We have taken the following steps to mitigate the risk arising from this exposure: (a) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.
Consumer Credit
(This section should be read in conjunction with Significant Item 1.)
     Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure.

     Our consumer loan portfolio is primarily comprised of traditional residential mortgages, home equity loans and lines of credit and automobile loans and leases. The residential mortgage and home equity portfolios are diversified throughout our geographic footprint. Our automobile loan and lease portfolio is predominantly diversified throughout our banking footprint, with no out-of-footprint state representing more than 10% of our originations, except Florida, representing 13% of our automobile loan and lease originations during the first six-month period of 2008.
     The general slowdown in the housing market has impacted the performance of our residential mortgage and home equity portfolios over the past year. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected.
     Given the market conditions in our markets as described above in the single family home builder section, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed below:
Table 20 — Selected Home Equity and Residential Mortgage Portfolio Data

	June 30, 2008				2008 Second Quarter
		% of Total	Portfolio	Portfolio		Origination	Origination
	Ending Balance	Loans and Leases	Average LTV ratio*	Average FICO	Originations	Average LTV ratio*	Average FICO
Home equity loans	$3.3 billion	8%	70%	732	$159 million	65%	744
Home equity lines of credit	4.1 billion	10%	78%	729	647 million	74%	755
Residential mortgages	4.9 billion	12%	76%	699	240 million	77%	738

*	= The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.
Home Equity Portfolio
     Our home equity portfolio (loans and lines of credit) consists of both first and second mortgage loans with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and loan-to-value (LTV) ratios. Included in our home equity loan portfolio are $1.4 billion of loans where we have the first-mortgage lien on the property. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. The weighted average cumulative LTV ratio at origination of our home equity portfolio was 75% at June 30, 2008.
     We believe we have granted credit conservatively within this portfolio. We do not originate home equity loans or lines of credit that allow negative amortization, or which have cumulative LTV ratios (including any first-mortgage loans) at origination greater than 100%. Home equity loans are generally fixed rate with periodic principal and interest payments. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line.
     We have addressed the risk profile of this portfolio. We stopped originating new production through brokers in 2007, a continuation of our strategy begun in early 2005 to reduce our exposure to the broker channel. Reducing our reliance on brokers also addresses the risk profile as this channel typically included a higher-risk borrower profile, as well as the risks associated with a third party sourcing arrangement. Production is focused within our banking footprint. Regarding origination policies, we continued to make appropriate adjustments based on our own assessment of an appropriate risk profile as well as industry actions. As an example, the significant changes made by Fannie Mae and Freddie Mac resulted in the reduction of our maximum LTV on second-mortgage loans, even for customers with high FICO scores. While it is still too early to make any declarative statements regarding the impact of these actions, our more recent originations have shown consistent or lower levels of cumulative risk during the first twelve months of the loan or line of credit term compared with earlier originations.
Residential Mortgages
     We focus on higher quality borrowers, and underwrite all applications centrally, or through the use of an automated underwriting system. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a LTV ratio at origination greater than 100%, or (c) are “payment option adjustable-rate mortgages.”

     A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 60% of our total residential mortgage loan portfolio at June 30, 2008. At June 30, 2008, ARM loans that were expected to have rates reset, in 2008 and 2009 respectively, totaled $309 million and $708 million. Given the quality of our borrowers, and the decline in interest rates during the first six-month period of 2008, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be re-underwritten or restructured based on the borrower’s ability to repay the loan.
     We had $0.5 billion of Alt-A mortgages in the residential mortgage loan portfolio at June 30, 2008. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies including stated income, stated assets, and higher acceptable LTV ratios. Our exposure related to this product will decline in the future as we stopped originating these loans in 2007.
     Interest-only loans comprised $0.7 billion, or 14%, of residential real estate loans at June 30, 2008. Interest-only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At June 30, 2008, borrowers for interest-only loans had an average current FICO score of 714 and the loans had an average LTV ratio of 81%. We continue to believe that we have mitigated the risk of such loans by matching this product with appropriate borrowers.
Credit Quality
     We believe the most meaningful way to assess overall credit quality performance for the 2008 second quarter is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: Nonaccruing Loans and Nonperforming Assets, Allowance for Credit Losses, and Net Charge-offs.
     The ALLL increase reflected the impact of the continued economic weakness across our Midwest markets. These economic factors influenced the performance of net charge-offs (NCOs) and NALs. To maintain the adequacy of our reserves, there was a commensurate significant increase in the provision for credit losses (see Provision for Credit Losses discussion) in order to increase the absolute and relative levels of our ACL.
Nonaccruing Loans (NAL/NALs) and Nonperforming Assets (NPA/NPAs)
(This section should be read in conjunction with Significant Items 1 and 2.)
     Nonperforming assets (NPAs) consist of (a) NALs, which represent loans and leases that are no longer accruing interest and/or have been renegotiated to below market rates based upon financial difficulties of the borrower, (b) troubled-debt restructured loans, (c) NALs held-for-sale, (d) OREO, and (e) other NPAs. C&I and CRE loans are generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.

     Table 21 reflects period-end NALs, NPAs, and past due loans and leases detail for each of the last five quarters.
Table 21 — Nonaccruing Loans (NALs), Nonperforming Assets (NPAs) and Past Due Loans and Leases

	2008		2007
(in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Non-accrual loans and leases:
Commercial and industrial	$161,345	$101,842	$87,679	$82,960	$65,846
Commercial real estate	261,739	183,000	148,467	95,587	88,965
Residential mortgage	82,882	66,466	59,557	47,738	39,868
Home equity	29,076	26,053	24,068	23,111	16,837

Total NALs	535,042	377,361	319,771	249,396	211,516

Restructured loans (1)	368,379	1,157,361	1,187,368	—	—
Other real estate:
Residential	59,119	63,675	60,804	49,555	47,590
Commercial	13,259	10,181	14,467	19,310	2,079

Total other real estate	72,378	73,856	75,271	68,865	49,669

Impaired loans held for sale (2)	14,759	66,353	73,481	100,485	—

Other NPAs (3)	2,557	2,836	4,379	16,296	—

Total NPAs	$993,115	$1,677,767	$1,660,270	$435,042	$261,185

NALs as a % of total loans and leases	1.30%	0.92%	0.80%	0.62%	0.79%

NPA ratio (4)	2.41	4.08	4.13	1.08	0.97

Accruing loans and leases past due 90 days or more	$136,914	$152,897	$140,977	$115,607	$67,277

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.33%	0.37%	0.35%	0.29%	0.25%

(1)	Restructured loans represent loans to Franklin Credit Management Corporation (Franklin) that were restructured during the 2007 fourth quarter, and the subsequent removal of the Franklin Tranche A loans from nonperforming status during the 2008 second quarter.

(2)	Impaired loans held for sale represent impaired loans obtained from the Sky Financial acquisition that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value less costs to sell. The decline from March 31, 2008 to June 30, 2008 was primarily due to the sale of these loans.

(3)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, other real estate, and other NPAs.
     Compared with the prior quarter, NALs increased $157.7 million, or 42%, primarily reflecting the overall weakness in our markets. The majority of the increase occurred in our C&I and CRE portfolios.
•	C&I NALs increased $59.5 million, or 58%. The increase was spread across all regions, but was more concentrated in the central Ohio and southeastern Michigan areas. The increase was a result of number of small relationships, as only one loan exceeded $10 million.

•	CRE NALs increased $78.7 million, or 43%. The increase included one $30 million relationship secured by a retail property, with the remainder of the increase spread across all regions and consisting of smaller dollar relationships.

     The $684.7 million, or 41%, decrease in NPAs, which include NALs, from the end of the prior quarter reflected:
•	$789.0 million, or 68%, reduction in restructured Franklin loans, primarily reflecting the removal of the Tranche A portion of the total Franklin loans based on the performance during the first six-month period of 2008, and the continued expected cash flow performance and priority of cash flows.

•	$51.6 million, or 78%, reduction in impaired loans held-for-sale, primarily reflecting loan sales and payments.

•	$1.5 million decline in OREO.
Partially offset by:
•	$157.7 million, or 42%, increase in NALs (discussed above).
     Compared with December 31, 2007, NPAs, which include NALs, decreased $667.2 million, or 40%, reflecting:
•	$819.0 million, or 69%, reduction in restructured Franklin loans, primarily reflecting the removal of the Tranche A portion of the total Franklin loans during the 2008 second quarter based on the performance during the first six-month period of 2008, and the continued expected cash flow performance and priority of cash flows.

•	$58.7 million, or 80%, reduction in impaired loans held-for-sale, primarily reflecting loan sales and payments.

•	$2.9 million decline in OREO.
Partially offset by:
•	$215.3 million, or 67%, increase in NALs primarily reflecting the overall economic weakness in our markets. These increases are primarily in our C&I and CRE portfolios, reflecting the continued softness in the residential real estate development markets.
     From time to time, as part of our loss mitigation process, loans may be renegotiated when we determine that we will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. These restructurings generally occur within the residential mortgage and home equity loan portfolios and are not material in any period presented.

     NPA activity for each of the past five quarters was as follows:
Table 22 — Non-Performing Assets (NPAs) Activity

	2008		2007
(in thousands)	Second	First	Fourth	Third	Second

NPAs, beginning of period	$1,677,767	$1,660,270	$435,042	$261,185	$206,678
New NPAs	256,308	141,090	211,134	92,986	112,348
Restructured loans (1)	(762,033)	—	1,187,368	—	—
Acquired NPAs	—	—	—	144,492	—
Returns to accruing status	(5,817)	(13,484)	(5,273)	(8,829)	(4,674)
Loan and lease losses	(40,808)	(27,896)	(62,502)	(28,031)	(27,149)
Payments	(73,040)	(68,753)	(30,756)	(17,589)	(19,662)
Sales	(59,262)	(13,460)	(74,743)	(9,172)	(6,356)

NPAs, end of period	$993,115	$1,677,767	$1,660,270	$435,042	$261,185

(1)	Restructured loans represent loans to Franklin Credit Management Corporation (Franklin) that were restructured during the 2007 fourth quarter, and the subsequent removal of the Franklin Tranche A loans from nonperforming status during the 2008 second quarter.
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

     Table 23 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 23 — Quarterly Credit Reserves Analysis

	2008		2007
(in thousands)	Second	First	Fourth	Third	Second

Allowance for loan and lease losses, beginning of period	$627,615	$578,442	$454,784	$307,519	$282,976
Acquired allowance for loan and lease losses	—	—	—	188,128	—
Loan and lease losses	(78,084)	(60,804)	(388,506)	(57,466)	(44,158)
Recoveries of loans previously charged off	12,837	12,355	10,599	10,360	9,658

Net loan and lease losses	(65,247)	(48,449)	(377,907)	(47,106)	(34,500)

Provision for loan and lease losses	117,035	97,622	503,781	36,952	59,043
Allowance for loans transferred to held-for-sale	—	—	(2,216)	(30,709)	—

Allowance for loan and lease losses, end of period	$679,403	$627,615	$578,442	$454,784	$307,519

Allowance for unfunded loan commitments and letters of credit, beginning of period	$57,556	$66,528	$58,227	$41,631	$40,541

Acquired AULC	—	—	—	11,541	—
(Reduction in) provision for unfunded loan commitments and letters of credit losses	3,778	(8,972)	8,301	5,055	1,090

Allowance for unfunded loan commitments and letters of credit, end of period	$61,334	$57,556	$66,528	$58,227	$41,631

Total allowances for credit losses	$740,737	$685,171	$644,970	$513,011	$349,150

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	1.45%	1.34%	1.27%	0.97%	0.94%
Economic reserve	0.21	0.19	0.17	0.17	0.21

Total loans and leases	1.66%	1.53%	1.44%	1.14%	1.15%

Nonaccrual loans and leases (NALs)	127	166	181	182	145

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.80%	1.67%	1.61%	1.28%	1.30%
NALs	138	182	202	206	165

     Table 24 reflects activity in the ALLL and AULC for the first six-month periods of 2008 and 2007.
Table 24 — Year to Date Credit Reserves Analysis

	Six Months Ended June 30,
(in thousands)	2008	2007

Allowance for loan and lease losses, beginning of period	$578,442	$272,068
Loan and lease losses	(138,888)	(71,971)
Recoveries of loans previously charged off	25,192	19,353

Net loan and lease losses	(113,696)	(52,618)
Provision for loan and lease losses	214,657	88,069

Allowance for loan and lease losses, end of period	$679,403	$307,519

Allowance for unfunded loan commitments and letters of credit, beginning of period	$66,528	$40,161
(Reduction in) provision for unfunded loan commitments and letters of credit losses	(5,194)	1,470

Allowance for unfunded loan commitments and letters of credit, end of period	$61,334	$41,631

Total allowances for credit losses	$740,737	$349,150

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	1.45%	0.94%
Economic reserve	0.21	0.21

Total loans and leases	1.66%	1.15%

Nonaccrual loans and leases (NALs)	127	145

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.80%	1.30%
NALs	138	165

     The increases to the ALLL of $51.8 million and $101.0 million compared with March 31, 2008, and December 31, 2007, respectively, primarily reflected the impact of the continued economic weakness across our Midwest markets. Our loan loss reserve methodology indicates the need for higher reserves in response to changes in underlying portfolio characteristics as reflected in the transaction reserve component, and changes in the economy as reflected in the economic reserve component. At June 30, 2008, the specific ALLL related to Franklin was $115.3 million, unchanged compared with December 31, 2007.
     The estimated loss factors assigned to credit exposures across the portfolio are updated from time to time based on changes in actual performance. During the 2008 first quarter, we updated the expected loss factors used to estimate the AULC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically become funded loans. Additionally, we also made other adjustments that affected the level of the ALLL during the first six-month period of 2008. In the aggregate, these changes did not have a significant impact to the provision for credit losses for the first six-month period of 2008.

Net Charge-offs (NCOs)
(This section should be read in conjunction with Significant Items 1 and 2.)
     Table 25 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 25 — Quarterly Net Charge-Off Analysis

	2008		2007
(in thousands)	Second	First	Fourth	Third	Second

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$12,361	$10,732	$323,905	$12,641	$7,251
Commercial real estate:
Construction	575	122	6,800	2,157	2,888
Commercial	14,524	4,153	13,936	2,506	10,396

Commercial real estate	15,099	4,275	20,736	4,663	13,284

Total commercial	27,460	15,007	344,641	17,304	20,535

Consumer:
Automobile loans	8,522	8,008	7,347	5,354	1,631
Automobile leases	2,928	3,211	3,046	2,561	2,699

Automobile loans and leases	11,450	11,219	10,393	7,915	4,330
Home equity	13,984	14,515	12,212	10,841	5,405
Residential mortgage	4,286	2,927	3,340	4,405	1,695
Other loans	8,067	4,781	7,321	6,641	2,535

Total consumer	37,787	33,442	33,266	29,802	13,965

Total net charge-offs	$65,247	$48,449	$377,907	$47,106	$34,500

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.36%	0.32%	9.76%	0.39%	0.36%
Commercial real estate:
Construction	0.11	0.02	1.44	0.48	0.92
Commercial	0.77	0.23	0.78	0.14	1.23

Commercial real estate	0.63	0.18	0.92	0.21	1.14

Total commercial	0.47	0.27	6.18	0.31	0.64

Consumer:
Automobile loans	0.94	0.97	0.96	0.73	0.28
Automobile leases	1.28	1.18	0.96	0.72	0.70

Automobile loans and leases	1.01	1.02	0.96	0.73	0.45
Home equity	0.76	0.80	0.67	0.58	0.43
Residential mortgage	0.33	0.22	0.25	0.32	0.16
Other loans	4.62	2.68	4.02	4.97	2.39

Total consumer	0.85	0.75	0.75	0.67	0.41

Net charge-offs as a % of average loans	0.64%	0.48%	3.77%	0.47%	0.52%

     Second quarter performance was generally in line with the full-year net charge-off expectation we provided at the end of the 2008 first quarter of 0.60%-.65%. Reflecting the expectation for continued economic weakness into 2009, we have raised our 2008 full-year net charge-off expectation to 0.65%-0.70%.
     The $16.8 million increase in total NCOs compared with the prior quarter was driven primarily by a $12.5 million increase in total commercial NCOs to $27.5 million, or an annualized 0.47% of related balances. This increase primarily reflected higher CRE NCOs, particularly within the single family home builder segment. Commercial NCOs typically display more variance between quarters as such charge-offs are generally of larger relative amount compared with consumer loans where the average charge-off amount is smaller.
     In reviewing commercial NCOs trends, it is helpful to understand that reserves for such loans are usually established in periods prior to that in which any related NCOs are typically recognized. As the quality of a commercial credit deteriorates, it migrates from a higher quality loan classification to a lower quality classification. As a part of our normal process, the credit is reviewed and reserves are established or increased as warranted. It is usually not until a later period that the credit is resolved and a NCO is recognized. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a recovery would be recognized; if not, a final NCO is recorded. Increases in reserves precede increases in NALs. Once a credit is classified as NAL, it is evaluated for specific reserves. As a result, an increase in NALs does not necessarily result in an increase in reserves. In sum, the typical sequence are periods of building reserve levels, followed by periods of higher NCOs that are applied against these previously established reserves.
     Automobile loan and lease NCOs were $11.5 million, or an annualized 1.01%, in the current quarter. This level reflected a slightly lower level of annualized automobile loan NCOs compared with the prior quarter, but an increase in annualized automobile lease NCOs. The declining balances of automobile direct financing leases, resulting from no new automobile direct financing leases being originated, increases the potential for volatility in reported automobile direct financing lease NCOs. Both the automobile loan and lease NCOs were also negatively impacted by the lack of recovery in used car prices. It is our expectation that the automobile loan and lease NCO ratio for the second six-month period of 2008 will be consistent with the first six-month period of 2008.
     Home equity NCOs in the 2008 second quarter were $14.0 million, or an annualized 0.76%. This portfolio continues to be impacted by the general housing market slowdown, and the resulting losses were evident across our banking footprint. Our expectation is that second six-month period of 2008 performance will be consistent with the first six-month period of 2008, as the small broker-originated portfolio continues to decline, and our enhanced loss mitigation programs positively impact performance. We continue to believe our home equity NCO experience will compare very favorably to the industry.
     Residential mortgage NCOs were $4.3 million, or an annualized 0.33% of related average balances. We expect residential mortgage NCOs will remain under only modest upward pressure from the first six-month period of 2008 level for the remainder of 2008, given our limited exposure to non-traditional mortgages.

     Table 26 reflects net loan and lease charge-off detail for the first six-month periods of 2008 and 2007.
Table 26 — Year To Date Net Charge-Off Analysis

	Six Months Ended June 30,
(in thousands)	2008	2007

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$23,093	$9,294
Commercial real estate:
Construction	697	2,897
Commercial	18,677	10,808

Commercial real estate	19,374	13,705

Total commercial	42,467	22,999

Consumer:
Automobile loans	16,530	4,484
Automobile leases	6,139	4,900

Automobile loans and leases	22,669	9,384
Home equity	28,499	11,373
Residential mortgage	7,213	3,626
Other loans	12,848	5,236

Total consumer	71,229	29,619

Total net charge-offs	$113,696	$52,618

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.34%	0.23%
Commercial real estate:
Construction	0.07	0.48
Commercial	0.50	0.64

Commercial real estate	0.41	0.60

Total commercial	0.37	0.36

Consumer:
Automobile loans	0.95	0.40
Automobile leases	1.22	0.60

Automobile loans and leases	1.01	0.48
Home equity	0.78	0.46
Residential mortgage	0.27	0.16
Other loans	3.64	2.48

Total consumer	0.80	0.43

Net charge-offs as a % of average loans	0.56%	0.40%

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
     Within our securities available-for-sale portfolio are asset-backed securities. At June 30, 2008, the securities in this portfolio had a fair value that was $173.7 million less than their book value, resulting from increased liquidity spreads and higher long-term rates during the first six-month period of 2008, as well as the expected extended duration of the securities. We have reviewed our asset-backed securities portfolio with an independent party, and we do not believe that there has been an adverse change in the estimated cash flows that we expect to receive from these securities. Therefore, we believe the $173.7 million of impairment to be temporary. Table 27 details our asset-backed securities exposure.
Table 27 — Asset Backed Securities Exposure
(in thousands of dollars)

	June 30, 2008			December 31, 2007
			Average			Average
Collateral Type	Book value	Fair value	Credit Rating	Book value	Fair value	Credit Rating
Alt-A mortgage loans	$545,322	$458,437	AAA	$560,654	$547,358	AAA
Trust preferred securities	299,564	212,745	A+	301,231	279,175	A
Other securities(1)	2,557	2,557	B-	7,769	7,956	BB-

Total	$847,443	$673,739		$869,654	$834,489

(1)	Other securities represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.
     At June 30, 2008, we held in our investment securities portfolio $123.1 million of Fannie Mae debt securities with a weight average maturity of 1.9 years, and $225.9 million of Freddie Mac debt securities with a weighted average maturity of 2.5 years. Combined equity holdings in these companies was immaterial.
Market Risk
     Market risk is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads. Interest rate risk and price risk are our two primary sources of market risk.
Interest Rate Risk
     Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest bearing assets and liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity (option risk), changes in the shape of the yield curve whereby market interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. As of June 30, 2008, the scenario that used the “-200 basis” point parallel shift in market interest rates over the next 12-month period indicated that market interest rates could fall below historical levels. Accordingly, management instituted an assumption that market interest rates would not fall below 0.50% over the next 12-month period. The table below shows the results of the scenarios as of June 30, 2008, and December 31, 2007. All of the positions were well within the board of directors’ policy limits.

Table 28 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2008	-0.3%	+0.0	-0.3%	-0.6%
December 31, 2007	-3.0%	-1.3%	+1.4%	+2.2%
     The change in net interest income at risk reported as of June 30, 2008 compared with December 31, 2007 reflected actions taken by management to reduce net interest income at risk. During the first quarter of 2008, $2.5 billion of receive fixed rate, pay variable rate interest rate swaps were executed, and $0.2 billion of pay fixed rate, receive variable rate interest rate swaps were terminated. The combined impact of these actions decreased net interest income at risk to market interest rates “+200” basis points 1.9%. The remainder of the change in net interest income at risk to market interest rates “+200” basis points was primarily related to the impact of slower prepayments on mortgage assets resulting from expectations for higher longer-term market interest rates over the simulation horizon.
     The primary simulations for EVE at risk assume immediate 100 and 200 basis point increasing and decreasing parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the June 30, 2008, results compared with December 31, 2007.
Table 29 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2008	+1.6%	+3.5%	-5.5%	-11.7%
December 31, 2007	-0.3%	+1.1%	-4.4%	-10.8%
     The change to EVE at risk reported as of June 30, 2008 compared with December 31, 2007 reflected the impact of slower prepayments on mortgage assets resulting from expectations for higher longer-term market interest rates. The “+100” basis point scenario was slightly outside the board of directors’ policy limits. However, the Market Risk Committee (MRC) recommended in April 2008, and the Risk Committee of the board of directors approved, a temporary exception to the policy limits for the purpose of minimizing the amount of net interest income at risk as noted above. EVE at risk is expected to be within the board of directors’ policy limits by December 31, 2008.
Mortgage Servicing Rights (MSRs)
(This section should be read in conjunction with Significant Item 4.)
     MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes. In addition, a third party has been engaged to provide improved analytical tools and insight to enhance our strategies with the objective to decrease the volatility from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of non-interest income.
     At June 30, 2008, we had a total of $240.0 million of MSRs representing the right to service $15.8 billion in mortgage loans. For additional information regarding MSRs, please refer to Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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
     From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are reported as a component of “accrued income and other assets” on our consolidated balance sheet. At June 30, 2008, we had a total of $39.5 million of such investments, down from $48.7 million at December 31, 2007. The following table details the components of this change during the first six-month period of 2008.
Table 30 — Equity Investment Activity
(in thousands of dollars)

	Balance at	New	Returns of		Balance at
	December 31, 2007	Investments	Capital	Gain / (Loss)	June 30, 2008
Type:
Public equity	$16,583	$—	$—	$(6,053)	$10,530
Private equity	20,202	3,071	(391)	(1,224)	21,658
Direct investment	11,962	1,893	(473)	(6,115)	7,267

Total	$48,747	$4,964	$(864)	$(13,392)	$39,455

     The majority of the equity investment losses in the first six-month period of 2008 was attributable to: (a) $5.9 million venture capital loss, and (b) $7.3 million losses on public equity investment funds that buy and sell publicly traded securities and private equity investments. These investments were in funds that focus on the financial services sector that, during the first six months of 2008, performed worse than the broad equity market.
     Investment decisions that incorporate credit risk require the approval of the independent credit administration function. The degree of initial due diligence and subsequent review is a function of the type, size, and collateral of the investment. Performance is monitored on a regular basis, and reported to the MRC and the Risk Committee of the board of directors.
Liquidity Risk
     Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated.

     Liquidity policies and limits are established by our board of directors, with operating limits set by the MRC, based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding, and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. The MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, the contingency funding plan.
Bank Liquidity
     Conditions in the capital markets remained volatile throughout the first six-month period of 2008 resulting from the disruptions caused by the Bear Stearns liquidity crisis and subsequent forced portfolio liquidations from a variety of mortgage related hedge funds. As a result, liquidity premiums and credit spreads widened and many investors remained invested in lower risk investments such as US Treasuries. Many banks relying on short term funding structures, such as commercial paper, alternative collateral repurchase agreements, or other short term funding vehicles, have had limited access to these funding markets. We, however, have maintained a diversified wholesale funding structure with an emphasis on reducing the risk from maturing borrowings resulting in minimizing our reliance on the short term funding markets. We do not have an active commercial paper funding program and, while historically we have used the securitization markets (primarily indirect auto loans and leases) to provide funding, we do not rely heavily on these sources of funding. In addition, we do not provide liquidity facilities for conduits, structured investment vehicles, or other off-balance sheet financing structures. As expected, indicative credit spreads have widened in the secondary market for our debt. We expect these spreads to remain wider than in prior periods for the foreseeable future.
     Our primary source of funding for the Bank is retail and commercial core deposits. Core deposits are comprised of interest bearing and non-interest bearing demand deposits, money market deposits, savings and other domestic time deposits, consumer certificates of deposit both over and under $100,000, and non-consumer certificates of deposit less than $100,000. Non-core deposits are comprised of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic time deposits of $100,000 or more comprised primarily of public fund certificates of deposit greater than $100,000.
     Table 31, presented on the next page, reflects deposit composition detail for each of the past five quarters.

Table 31 — Deposit Composition (1)

	2008				2007
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
	(Unaudited)
By Type
Demand deposits — non-interest bearing	$5,253,156	13.8%	$5,160,068	13.5%	$5,371,747	14.2%	$4,984,663	13.0%	$3,625,540	14.7%
Demand deposits — interest bearing	4,074,202	10.7	4,040,747	10.6	4,048,873	10.7	3,982,102	10.4	2,496,250	10.1
Money market deposits	6,170,640	16.2	6,681,412	17.5	6,643,242	17.6	6,721,963	17.5	5,323,707	21.6
Savings and other domestic deposits	5,008,855	13.1	5,083,046	13.3	4,968,615	13.2	5,081,856	13.2	2,914,078	11.8
Core certificates of deposit	11,273,807	29.6	10,582,394	27.8	10,736,146	28.4	10,611,821	27.6	5,738,598	23.3

Total core deposits	31,780,660	83.4	31,547,667	82.7	31,768,623	84.1	31,382,405	81.7	20,098,173	81.5
Other domestic deposits of $100,000 or more	2,138,692	5.6	2,160,339	5.7	1,870,730	5.0	1,710,037	4.5	984,412	4.0
Brokered deposits and negotiable CDs	3,100,955	8.1	3,361,957	8.8	3,376,854	8.9	3,701,726	9.6	2,920,726	11.9
Deposits in foreign offices	1,104,119	2.9	1,046,378	2.8	726,714	2.0	1,610,197	4.2	596,601	2.6

Total deposits	$38,124,426	100.0%	$38,116,341	100.0%	$37,742,921	100.0%	$38,404,365	100.0%	$24,599,912	100.0%

Total core deposits:
Commercial	$8,471,809	26.7%	$8,715,690	27.6%	$9,017,852	28.4%	$9,017,474	28.7%	$6,267,644	31.2%
Personal	23,308,851	73.3	22,831,977	72.4	22,750,771	71.6	22,364,931	71.3	13,830,529	68.8

Total core deposits	$31,780,660	100.0%	$31,547,667	100.0%	$31,768,623	100.0%	$31,382,405	100.0%	$20,098,173	100.0%

By Business Segment
Regional Banking:
Central Ohio	$6,618,913	17.4%	$6,665,031	17.5%	$6,332,143	16.8%	$5,931,926	15.4%	$5,016,401	20.4%
Northwest Ohio	2,775,959	7.3	2,798,377	7.3	2,837,735	7.5	2,841,442	7.4	1,097,765	4.5
Greater Cleveland	3,334,461	8.7	3,263,713	8.6	3,194,780	8.5	3,071,014	8.0	2,025,824	8.2
Greater Akron/Canton	2,631,229	6.9	2,660,216	7.0	2,636,564	7.0	2,629,397	6.8	1,883,329	7.7
Southern Ohio / Kentucky	2,655,612	7.0	2,676,381	7.0	2,628,766	7.0	2,626,166	6.8	2,353,087	9.6
Mahoning Valley	1,498,004	3.9	1,583,723	4.2	1,550,676	4.1	1,540,095	4.0	—	—
Ohio Valley	1,280,188	3.4	1,291,747	3.4	1,289,027	3.4	1,374,947	3.6	—	—
West Michigan	2,946,401	7.7	2,937,318	7.7	2,919,926	7.7	2,966,558	7.7	2,820,076	11.5
East Michigan	2,513,804	6.6	2,445,148	6.4	2,442,354	6.5	2,420,169	6.3	2,357,108	9.6
Western Pennsylvania	1,629,258	4.3	1,630,114	4.3	1,643,483	4.4	1,663,174	4.3	—	—
Pittsburgh	935,180	2.5	956,254	2.5	948,451	2.5	933,468	2.4	—	—
Central Indiana	1,973,110	5.2	1,881,781	4.9	1,896,433	5.0	1,910,530	5.0	851,839	3.5
West Virginia	1,658,034	4.3	1,584,233	4.2	1,589,903	4.2	1,559,864	4.1	1,586,407	6.4
Other Regional	849,501	2.2	781,967	2.1	771,261	2.0	612,620	1.6	526,035	2.1

Regional Banking	33,299,654	87.3	33,156,003	87.0	32,681,502	86.6	32,081,370	83.5	20,517,871	83.4
Dealer Sales	56,517	0.1	55,557	0.1	58,196	0.2	63,399	0.2	57,554	0.2
Private Financial and Capital Markets Group	1,666,608	4.4	1,542,631	4.0	1,626,043	4.3	1,630,675	4.2	1,106,329	4.5
Treasury / Other(2)	3,101,647	8.2	3,362,150	8.9	3,377,180	8.9	4,628,921	12.1	2,918,158	11.9

Total deposits	$38,124,426	100.0%	$38,116,341	100.0%	$37,742,921	100.0%	$38,404,365	100.0%	$24,599,912	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

(2)	Comprised largely of national market deposits.

     Core deposits can also increase our need for liquidity as certificates of deposit mature or are withdrawn early and as non-maturity deposits, such as checking and savings account balances, are withdrawn.
     To the extent that we are unable to obtain sufficient liquidity through core deposits, we can meet our liquidity needs through short-term borrowings by purchasing federal funds or by selling securities under repurchase agreements. The Bank also has access to the Federal Reserve’s discount window and term auction facility. As of June 30, 2008, a total of $8.3 billion of commercial loans and home equity lines of credit were pledged to these facilities. As of June 30, 2008, borrowings under the term auction facility totaled $0.3 billion, with a $6.1 billion of borrowing capacity available from both facilities. Additionally, the Bank has a $4.4 billion borrowing capacity at the Federal Home Loan Bank of Cincinnati, of which $1.3 billion remained unused at June 30, 2008. Other sources of liquidity exist within our securities available-for-sale, and the relatively shorter-term structure of our commercial loans and automobile loans.
     During the quarter, we reduced our dependency on overnight funding through: (a) an on-balance sheet securitization transaction, which raised $887 million of longer-term funding, (b) the net proceeds of our convertible preferred stock issuance, (c) the sale of $473 million of residential real estate loans, and (d) managing down of certain non-relationship collateralized public funds deposits and related collateral securities.
     At June 30, 2008, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Parent Company Liquidity
     At June 30, 2008, the parent company had $665.1 million in cash or cash equivalents, compared with $153.5 million at December 31, 2007. This increase primarily reflected net proceeds from the current quarter’s issuance of preferred stock (see below paragraph) and the decision to reduce the quarterly cash dividend on our common stock. On April 15, 2008, we declared a quarterly cash dividend on our common stock of $0.1325 per common share, payable July 1, 2008, to shareholders of record on June 13, 2008. Also, on July 16, 2008, we declared a quarterly cash dividend on our common stock of $0.1325 per common share, payable October 1, 2008, to shareholders of record on September 12, 2008.
     During the 2008 second quarter, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock will pay, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly, commencing July 15, 2008. (Please refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.) On May 27, 2008, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $19.597 per share. This amount was pro-rated over the initial dividend period as further set forth in the Articles Supplementary classifying the preferred stock. The dividend was payable July 15, 2008, to shareholders of record on July 1, 2008. On July 16, 2008, the board of directors declared a quarterly cash dividend on the Preferred Stock of $21.25 per share. The dividend is payable October 15, 2008, to shareholders of record on October 1, 2008.
     Based on the regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at June 30, 2008, without regulatory approval. We do not anticipate that the parent company will receive dividends from the Bank until later in 2008. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities. We also have a $50.0 million committed line of credit that expires in 2009. This credit facility contains financial covenants that require us to maintain certain levels on return on average assets ratio, nonperforming assets, capital ratios, and double leverage ratio. As of June 30, 2008, the entire borrowing capacity was available for use.
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
     On February 22, 2008, Moody’s Investor Service affirmed the ratings of the parent company and the Bank. Moody’s Investor Service and Fitch Ratings upgraded the ratings outlook comment to stable from negative on May 13, 2008, and June 27, 2008, respectively.
     Credit ratings as of June 30, 2008, for the parent company and the Bank were:
Table 32 — Credit Ratings

June 30, 2008
	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Stable

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Stable

     As an investor, you should be aware that a security rating is not a recommendation to buy, sell, or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.
Off-Balance Sheet Arrangements
     In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2008, we had $1.6 billion of standby letters of credit outstanding, of which 42% were collateralized. Included in these letters of credit are letters of credit issued by the Bank that support $0.9 billion of notes and bonds that have been issued by our customers and sold by The Huntington Investment Company, our broker-dealer subsidiary. If the Bank’s short-term credit ratings were downgraded, the Bank could be required to purchase all of these bonds pursuant to its letters of credit, requiring the Bank to obtain funding for the amount of notes and bonds purchased.
     We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At June 30, 2008, December 31, 2007, and June 30, 2007, we had commitments to sell residential real estate loans of $577.0 million, $555.9 million, and $484.5 million, respectively. These contracts mature in less than one year.
     We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
     Operational risk is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of our operational risk.

Capital
     Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities.
     Shareholders’ equity totaled $6.4 billion at June 30, 2008. This balance was an increase compared with $5.9 billion at December 31, 2007, primarily reflecting the current quarter’s issuance of preferred stock (see below paragraph).
     During the 2008 second quarter, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock will pay, when declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly, commencing July 15, 2008. Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 83.668 shares of common stock of Huntington.
     Additionally, to accelerate the building of capital and to lower the cost of issuing the aforementioned securities, we reduced our quarterly common stock dividend to $0.1325 per common share, effective with the dividend payable July 1, 2008.
     No shares were repurchased during the quarter. Although there are currently 3.9 million shares remaining available under the current authorization announced April 20, 2006, no future share repurchases are contemplated.
     As shown in the table below, our tangible equity to assets ratio was 5.90% at June 30, 2008, up compared with 5.08% at December 31, 2007, and 4.92% at March 31, 2008. The 98 basis point increase from March 31, 2008, primarily reflected the benefit of the issuance of the $569 million of convertible preferred stock, as well as retained earnings.
Table 33 — Consolidated Capital Adequacy

	“Well-
	Capitalized”	2008		2007
(in millions)	Minimums	June 30,	March 31,	December 31,	September 30,	June 30,
Total risk-weighted assets (1)		$46,602	$46,546	$46,044	$45,931	$32,121

Tier 1 leverage ratio (1)	5.00%	7.88%	6.83%	6.77%	7.57%	9.07%
Tier 1 risk-based capital ratio (1)	6.00	8.82	7.56	7.51	8.35	9.74
Total risk-based capital ratio (1)	10.00	12.05	10.87	10.85	11.58	13.49

Tangible equity / asset ratio		5.90	4.92	5.08	5.70	6.87
Tangible common equity / asset ratio		4.80	4.92	5.08	5.70	6.87
Tangible equity / risk-weighted assets ratio (1)		6.58	5.57	5.67	6.46	7.66
Average equity / average assets		11.44	10.70	11.40	11.50	8.66

(1)	June 30, 2008 figures are estimated. Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
     The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. We intend to maintain both the parent company’s and the Bank’s risk-based capital ratios at levels at which each would be considered “well capitalized” by regulators. At June 30, 2008, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $512.0 million and $148.8 million, respectively; and the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $1.3 billion and $1.0 billion, respectively.

Table 34 — Quarterly Common Stock Summary

	2008		2007
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Common stock price, per share
High (1)	$11.750	$14.870	$18.390	$22.930	$22.960
Low (1)	4.940	9.640	13.500	16.050	21.300
Close	5.770	10.750	14.760	16.980	22.740
Average closing price	8.783	12.268	16.125	18.671	22.231

Dividends, per share
Cash dividends declared per common share	$0.1325	$0.2650	$0.2650	$0.2650	$0.2650

Common shares outstanding
Average — basic	366,206	366,235	366,119	365,895	236,032
Average — diluted	367,234	367,208	366,119	368,280	239,008
Ending	366,197	366,226	366,262	365,898	236,244

Book value per share	$15.87	$16.13	$16.24	$17.08	$12.97
Tangible book value per share	6.82	7.08	7.13	8.10	10.41

Common share repurchases
Number of shares repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

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
     After completion of the Sky Financial acquisition, we combined Sky Financial’s operations with ours. Methodologies were implemented to estimate the approximate effect of the acquisition for the entire company; however, these methodologies were not designed to estimate the approximate effect of the acquisition to individual lines of business. As a result, the effect of the acquisition to the individual lines of business is not quantifiable. In the following individual line of business discussions, 2008 second quarter results are compared with 2008 first quarter results. We believe that this comparison provides the most meaningful analysis because: (a) the impacts of the Sky Financial acquisition are included in both periods, (b) the comparisons of 2008 second quarter results to 2007 second quarter results are distorted as a result of the non-quantifiable impact of the Sky Financial acquisition to the individual lines of business, and (c) the comparisons of the first six-month period of 2008 to the first six-month period of 2007 are distorted as a result of the non-quantifiable impact of the Sky Financial acquisition to the individual lines of business.
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
     The 2008 second quarter increase in the net interest margin compared with the 2008 first quarter primarily reflected the impact of improved pricing of our funding costs, particularly as related to deposits. As this factor is primarily related to interest rate risk, and our FTP methodology is constructed so as to eliminate interest rate risk from the lines of business, this increase in our net interest margin is reflected in our Treasury/Other segment.
Net Income by Business Segment
     The company reported net income of $101.4 million in the 2008 second quarter. This compared with a net income of $127.1 million in the 2008 first quarter, a decline of $25.7 million. The breakdown of net income for the 2008 second quarter by business segment is as follows:
▪	Regional Banking: $117.5 million ($5.5 million increase compared with 2008 first quarter)

▪	Dealer Sales: $7.9 million ($4.2 million increase compared with 2008 first quarter)

▪	PFCMG: $9.5 million ($3.2 million decrease compared with 2008 first quarter)

▪	Treasury/Other: $33.5 million loss ($32.2 million decrease compared with 2008 first quarter)

Regional Banking
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its 13 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At June 30, 2008, Retail Banking accounted for 52% and 80% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
2008 Second Quarter versus 2008 First Quarter
Table 35 — Key Performance Indicators for Regional Banking

	Three Months Ended
	June 30,	March 31,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net income — operating	$117,506	$111,971	$5,535	4.9%
Total average assets (in millions)	34,570	34,240	330	1.0
Total average deposits (in millions)	33,095	32,750	345	1.1
Return on average equity	20.4%	19.2%	1.2%	6.3
Retail banking # DDA households (eop)	897,023	895,340	1,683	0.2
Retail banking # new relationships 90-day cross-sell (average)	2.54	2.38	0.16	6.7
Small business # business DDA relationships (eop)	105,337	104,493	844	0.8
Small business # new relationships 90-day cross-sell (average)	2.11	2.03	0.08	3.9
Mortgage banking closed loan volume (in millions)	$1,127	$1,242	$(115)	(9.3)

eop - End of Period.
     Regional Banking contributed $117.5 million of the company’s net income in the 2008 second quarter. This compared with net income of $112.0 million in the 2008 first quarter, and represented an increase of $5.5 million.
     Fully taxable equivalent net interest income increased $7.2 million, or 2%, reflecting a $0.4 billion, or 1%, increase in total average earning assets, primarily in commercial loans, and a 3 basis point increase in the net interest margin to 4.46% compared with 4.43%. Also contributing to the increase was a combined increase of $0.3 billion, or 3%, in consumer deposit transaction accounts and consumer certificates-of-deposit under $100,000, as well as improved spreads in our consumer savings and consumer money-market products.

     Total average loans and leases increased $459 million, or 1%, compared with the prior quarter primarily reflecting growth in our C&I and CRE portfolios. C&I loans increased $263 million, or 2%, and CRE loans grew $306 million, or 3%. The Southern Ohio/KY, Central Ohio, and Cleveland regions accounted for most of Regional Banking’s commercial loan growth. These increases were partially offset by a $0.1 billion, or 1%, decrease in consumer loans, primarily in residential mortgages, reflecting loan sales during the quarter.
     Average deposits grew $345 million, or 1%, compared with the prior quarter. This growth was driven primarily by a $0.6 billion, or 4%, increase in time deposits. Additionally, consumer interest checking deposits increased $114 million, or 4%, due partly to an increase in retail banking DDA households. This favorable growth was partially offset by a $374 million, or 12%, decrease in commercial non-time deposits and was the result of a planned reduction in non-relationship collateralized public fund deposits.
     The provision for credit losses increased to $104.7 million in the current quarter compared with $69.7 million in the prior quarter reflecting higher NCOs during the quarter, as well as increases in total loans at the end of the period, especially within the commercial loan portfolio. NCOs totaled $51.3 million, or an annualized 0.63% of average loans and leases, in the 2008 second quarter compared with $34.8 million, or an annualized 0.44% of average loans and leases, in the 2008 first quarter. This increase reflected the impact of the continued economic weakness across our Midwest markets, most notably in portfolios related to the residential housing sector, both commercial and consumer.
     Non-interest income increased $30.7 million, or 26%, primarily reflecting: (a) $19.5 million increase in mortgage banking income primarily due to lower losses of $14.0 million related to the net hedging impact of MSRs, and (b) $9.8 million increase in service charges on deposit accounts and other service charges and fees primarily due to seasonal increases.
     Non-interest expense decreased $5.6 million, or 2%, primarily reflecting a $4.6 million decrease in personnel expense resulting from the impact of an average reduction of 260, or 4%, full-time equivalent staff reflecting the benefit of merger efficiencies and restructuring.

Dealer Sales
(This section should be read in conjunction with Significant Item 1.)
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,800 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, and their working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share.
     2008 Second Quarter versus 2008 First Quarter
     Table 36 — Key Performance Indicators for Dealer Sales

	Three Months Ended
	June 30,	March 31,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net income — operating	$7,906	$3,718	$4,188	N.M.	%
Total average assets (in millions)	5,791	5,549	242	4.4
Return on average equity	16.3%	7.7%	8.6%	N.M.
Automobile loans production (in millions)	$672.7	$678.9	$(6.2)	(0.9)
Automobile leases production (in millions)	74.3	67.9	6.4	9.4

N.M., not a meaningful value.
     Dealer Sales contributed $7.9 million, or 8%, of the company’s net income in the 2008 second quarter. This compared with $3.7 million in the 2008 first quarter, and represented an increase of $4.2 million.
     The most notable factor contributing to the $4.2 million increase in net income was a $10.2 million decrease in provision for credit losses to $6.9 million in the current quarter compared with $17.1 million in the prior quarter. This decrease reflected a reduction of approximately $7.0 million in the ALLL maintained for commercial loans during the 2008 second quarter due to the improved credit quality of this portfolio combined with an increase of approximately $3.0 million in the ALLL maintained for consumer loans during the 2008 first quarter due to the deteriorating quality of this portfolio associated with the continuing economic weakness in our markets.
     Fully taxable equivalent net interest income decreased $0.8 million, or 2%, reflecting a 12 basis point decline in net interest margin to 2.37% in the current quarter compared with 2.49% in the prior quarter primarily due to increased interest costs related to operating lease assets as that portfolio continues to grow (see below for associated increases in other non interest income and expense). These decreases were partially offset by a $0.2 billion, or 3%, increase in average total consumer loans (see next paragraph).
     Total average automobile loans increased $0.3 billion reflecting a continuation of strong origination volumes, which totaled $673 million for the 2008 second quarter and $679 million for the 2008 first quarter, both significantly above 2007 levels. The increase in automobile loan production reflected the consistent execution of our commitment to service quality to our dealers, as well as market dynamics that have resulted in some competitors reducing their automobile lending activities. The increase in total average automobile loans was partially offset by $0.1 billion, or 9%, decline in average lease balances (operating and direct leases, combined), reflecting consistent declines in automobile lease production volumes since the 2007 second quarter as automobile lease production continues to be challenged by special programs offered by automobile manufacturers’ captive finance companies.
     Non-interest expense (excluding operating lease expense) increased $2.4 million, or 11%, reflecting a $1.9 million increase in losses resulting from sales of vehicles returned at the end of their lease terms as values of many used vehicles have continued to decline, as well as higher collection related costs. Additionally, non-interest income (excluding operating lease income) decreased $1.4 million, or 20%, primarily reflecting a $1.0 million reduction in fee income from Huntington Plus loans as production levels of this product have declined.
     Automobile operating lease income increased $0.8 million, or 63%, reflecting a 70% increase in operating lease assets. This increase consisted of a $3.5 million increase in non-interest income, offset by a $2.7 million increase in non-interest expense. As discussed previously, all automobile lease originations since the 2007 fourth quarter were recorded as operating leases.
     NCOs totaled $12.4 million, or an annualized 0.85% of average related loans and leases compared with $11.7 million, or an annualized 0.82% of average related loans and leases in the 2008 first quarter. This increase reflected the continued economic weakness in our markets along with declines in values of certain used vehicles, which have resulted in lower recovery rates on sales of repossessed vehicles.

Private Financial and Capital Markets Group (PFCMG)
(This section should be read in conjunction with Significant Items 1, 5, and 6.)
Objectives, Strategies, and Priorities
     The PFCMG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, and private banking products and services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and interest rate risk management products. To serve higher net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our Huntington Funds, which consists of 32 proprietary mutual funds, including 11 variable annuity funds. Huntington Funds assets represented 29% of the approximately $14.6 billion total assets under management at June 30, 2008. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of licensed investment sales representatives and licensed personal bankers.
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
2008 Second Quarter versus 2008 First Quarter
Table 37 — Key Performance Indicators for Private Financial and Capital Markets Group

	Three Months Ended
	June 30,	March 31,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net income — operating	$9,471	$12,700	$(3,229)	(25.4)%
Total average assets (in millions)	3,030	2,994	36	1.2
Return on average equity	18.2%	25.7%	(7.5)%	(29.2)
Total brokerage and insurance income	$17,414	$16,882	$532	3.2
Total assets under management (in billions)	14.6	15.4	(0.8)	(5.2)
Total trust assets (in billions)	52.7	55.1	(2.4)	(4.4)

     PFCMG contributed $9.5 million, or 9%, of the company’s net income in the 2008 second quarter. This compared with $12.7 million in the 2008 first quarter, and represented a decrease of $3.2 million.
     Factors negatively impacting the 2008 second quarter performance included: (a) $7.5 million increase in provision for credit losses related to the current quarter’s rise in C&I NALs to $23 million compared with $7 million in the 2008 first quarter; and (b) $0.1 million decrease in fully taxable equivalent net interest income reflecting a 8 basis point decline in net interest margin to 3.75% in the current quarter compared with 3.83% in the prior quarter.
     Partially offsetting the above negative impacts was a $2.6 million, or 5%, decrease in non-interest expense, primarily reflecting a $1.8 million, or 6%, decrease in personnel expense resulting from the impact of a reduction of 50, or 5%, full-time equivalent staff during the quarter. Reduced losses accounted for most of the remaining expense decrease.
     Total non-interest income for the current quarter was flat compared with the prior quarter. After considering equity investment losses ($8.6 million in the current quarter and $4.2 in the prior quarter), non-interest income declined $4.4 million, reflecting: (a) $1.1 million, or 3%, decrease in trust services income, representing a 4% decline in total trust assets, which was primarily market value driven, and (b) $3.3 million, or 28%, decrease in revenue associated with customer loan swap transactions. Such revenue, although down from the prior quarter, was significantly higher than 2007 levels reflecting lower interest rates and increased sales to former Sky Financial customers. These impacts were partially offset by a $0.5 million, or 3%, increase in brokerage and insurance income reflecting a 9% increase in annuity sales volume. Although net income excluding equity investment losses declined from the current quarter compared to the prior quarter, net income excluding equity investment losses ($12.8 million in the first six-month period of 2008 and $6.2 million in the first six-month period of 2007) increased 26% from the first six-month period of 2008 compared to the first six-month period of 2007 reflecting the increase in revenue from commercial loan swaps combined with the impact of the Sky Financial acquisition.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2008	2007
(in thousands, except number of shares)	June 30,	December 31,	June 30,

Assets
Cash and due from banks	$1,159,819	$1,416,597	$818,877
Federal funds sold and securities purchased under resale agreements	198,333	592,649	857,080
Interest bearing deposits in banks	313,855	340,090	271,133
Trading account securities	1,096,239	1,032,745	619,836
Loans held for sale	365,063	494,379	348,272
Investment securities	4,788,275	4,500,171	3,863,182
Loans and leases	41,047,140	40,054,338	26,811,513
Allowance for loan and lease losses	(679,403)	(578,442)	(307,519)

Net loans and leases	40,367,737	39,475,896	26,503,994

Bank owned life insurance	1,341,162	1,313,281	1,107,042
Premises and equipment	533,789	557,565	398,436
Goodwill	3,056,691	3,059,333	569,738
Other intangible assets	395,250	427,970	54,646
Accrued income and other assets	1,717,628	1,486,792	1,008,450

Total Assets	$55,333,841	$54,697,468	$36,420,686

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$38,124,426	$37,742,921	$24,599,912
Short-term borrowings	2,313,190	2,843,638	2,860,939
Federal Home Loan Bank advances	3,058,163	3,083,555	1,397,398
Other long-term debt	2,608,092	1,937,078	2,016,199
Subordinated notes	1,879,900	1,934,276	1,494,197
Accrued expenses and other liabilities	968,805	1,206,860	987,900

Total Liabilities	48,952,576	48,748,328	33,356,545

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares -
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, Par value of $1,000, 569,000 shares issued and outstanding	569,000	—	—
Common stock -
Par value of $0.01 and authorized 1,000,000,000 shares; issued 367,019,713; 367,000,815 and 236,944,611 shares respectively; outstanding 366,196,767; 366,261,676, and 236,244,063 shares, respectively	3,670	3,670	2,369
Capital surplus	5,226,326	5,237,783	2,089,516
Less 822,946; 739,139 and 700,548 treasury shares at cost, respectively	(15,224)	(14,391)	(13,754)
Accumulated other comprehensive loss:
Unrealized (losses) on investment securities	(146,307)	(10,011)	(17,243)
Unrealized (losses) gains on cash flow hedging derivatives	(50,544)	4,553	18,158
Pension and other postretirement benefit adjustments	(46,271)	(44,153)	(81,705)
Retained earnings	840,615	771,689	1,066,800

Total Shareholders’ Equity	6,381,265	5,949,140	3,064,141

Total Liabilities and Shareholders’ Equity	$55,333,841	$54,697,468	$36,420,686

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Interest and fee income
Loans and leases
Taxable	$604,746	$466,904	$1,263,216	$928,045
Tax-exempt	1,775	114	3,511	585
Investment securities
Taxable	54,563	49,684	108,458	104,799
Tax-exempt	7,524	6,528	14,878	12,621
Other	28,067	19,231	60,023	31,360

Total interest income	696,675	542,461	1,450,086	1,077,410

Interest expenses
Deposits	227,765	198,108	502,648	394,831
Short-term borrowings	11,785	23,271	30,941	43,108
Federal Home Loan Bank advances	25,925	16,009	59,645	28,519
Subordinated notes and other long-term debt	41,334	51,682	90,162	102,006

Total interest expense	306,809	289,070	683,396	568,464

Net interest income	389,866	253,391	766,690	508,946
Provision for credit losses	120,813	60,133	209,463	89,539

Net interest income after provision for credit losses	269,053	193,258	557,227	419,407

Service charges on deposit accounts	79,630	50,017	152,298	94,810
Trust services	33,089	26,764	67,217	52,658
Brokerage and insurance income	35,694	17,199	72,254	33,281
Other service charges and fees	23,242	14,923	43,983	28,131
Bank owned life insurance income	14,131	10,904	27,881	21,755
Mortgage banking income	12,502	7,122	5,439	16,473
Securities gains (losses)	2,073	(5,139)	3,502	(5,035)
Other income	36,069	34,403	99,608	59,297

Total non-interest income	236,430	156,193	472,182	301,370

Personnel costs	199,991	135,191	401,934	269,830
Outside data processing and other services	30,186	25,701	64,547	47,515
Net occupancy	26,971	19,417	60,214	39,325
Equipment	25,740	17,157	49,534	35,376
Amortization of intangibles	19,327	2,519	38,244	5,039
Marketing	7,339	8,986	16,258	16,682
Professional services	13,752	8,101	22,842	14,583
Telecommunications	6,864	4,577	13,109	8,703
Printing and supplies	4,757	3,672	10,379	6,914
Other expense	42,876	19,334	71,223	42,760

Total non-interest expense	377,803	244,655	748,284	486,727

Income before income taxes	127,680	104,796	281,125	234,050
Provision for income taxes	26,328	24,275	52,705	57,803

Net income	$101,352	$80,521	$228,420	$176,247

Dividends declared on preferred shares	11,151	—	11,151	—

Net income applicable to common shares	$90,201	$80,521	$217,269	$176,247

Average common shares — basic	366,206	236,032	366,221	235,809
Average common shares — diluted	367,234	239,008	387,322	238,881

Per common share
Net income — basic	$0.25	$0.34	$0.59	$0.75
Net income — diluted	0.25	0.34	0.59	0.74
Cash dividends declared	0.1325	0.2650	0.3975	0.5300
See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

								Accumulated
	Convertible							Other
	Preferred Stock		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Six Months Ended June 30, 2007:
Balance, beginning of period	—	$—	236,064	$2,064,764	$—	(590)	$(11,141)	$(55,066)	$1,015,769	$3,014,326

Comprehensive Income:
Net income									176,247	176,247
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($30,423)								(31,497)		(31,497)
Unrealized gains on cash flow hedging derivatives, net of tax of $619								1,150		1,150
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($2,188)								4,063		4,063
Prior service costs, net of tax of ($108)								200		200
Transition obligation, net of tax of ($194)								360		360

Total comprehensive income										150,523

Assignment of $0.01 par value per share for each share of Common Stock				(2,062,404)	2,062,404					—
Cash dividends declared ($0.53 per share)									(125,216)	(125,216)
Recognition of the fair value of share-based compensation					7,816					7,816
Other share-based compensation activity			881	9	16,852					16,861
Other (2)					2,444	(111)	(2,613)			(169)

Balance, end of period	—	—	236,945	2,369	2,089,516	(701)	(13,754)	(80,790)	1,066,800	3,064,141

Six Months Ended June 30, 2008:
Balance, beginning of period	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(49,611)	771,689	5,949,140
Cumulative effect of change in accounting principle for fair value of assets and libilities, net of tax of ($803)									1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324								(3,834)	(4,195)	(8,029)

Balance, beginning of period — as adjusted	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(53,445)	768,985	5,942,602

Comprehensive Income:
Net income									228,420	228,420
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($74,479)								(136,297)		(136,297)
Unrealized losses on cash flow hedging derivatives, net of tax of ($29,668)								(55,097)		(55,097)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($562)								1,043		1,043
Prior service costs, net of tax of ($169)								313		313
Transition obligation, net of tax of ($194)								361		361

Total comprehensive income										38,743

Issuance of preferred stock	569	569,000			(18,151)					550,849
Cash dividends declared:
Common ($0.3975 per share)									(145,485)	(145,485)
Preferred ($19.597 per share)									(11,151)	(11,151)
Recognition of the fair value of share-based compensation					7,194					7,194
Other share-based compensation activity			19	—	(279)				(154)	(433)
Other (2)					(221)	(84)	(833)			(1,054)

Balance, end of period	569	$569,000	367,020	$3,670	$5,226,326	(823)	$(15,224)	$(243,122)	$840,615	$6,381,265

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the six months ended June 30, 2008 and 2007, the reclassification adjustments were $2,276, net of tax of ($1,266), and ($3,273), net of tax of $1,762, respectively.

(2)	Represents net share activity for amounts held in deferred compensation plans.
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Operating activities
Net income	$228,420	$176,247
Adjustments to reconcile net income to net cash provided by operating activites:
Provision for credit losses	209,463	89,539
Depreciation and amortization	119,243	41,280
Net decrease in current and deferred income taxes	(7,176)	(59,837)
Net increase in trading account securities	(263,494)	(583,780)
Originations of loans held for sale	(1,835,956)	(1,280,343)
Principal payments on and proceeds from loans held for sale	1,911,111	1,185,067
Other, net	(81,667)	(51,260)

Net cash provided by (used for) operating activities	279,944	(483,087)

Investing activities
Increase in interest bearing deposits in banks	(10,743)	(123,345)
Proceeds from:
Maturities and calls of investment securities	242,465	242,945
Sales of investment securities	341,988	550,070
Purchases of investment securities	(1,087,439)	(340,837)
Proceeds from sales of loans	471,362	108,588
Net loan and lease originations, excluding sales	(1,569,943)	(817,197)
Purchases of operating lease assets	(149,963)	(4,994)
Proceeds from sale of operating lease assets	15,791	23,031
Purchases of premises and equipment	(31,122)	(53,029)
Other, net	39,461	11,983

Net cash used for investing activities	(1,738,143)	(402,785)

Financing activities
Increase (decrease) in deposits	378,758	(442,428)
Decrease (increase) in short-term borrowings	(513,090)	1,184,750
Proceeds from issuance of subordinated notes	—	250,010
Maturity/redemption of subordinated notes	(50,000)	—
Proceeds from Federal Home Loan Bank advances	953,894	850,600
Maturity/redemption of Federal Home Loan Bank advances	(979,539)	(450,023)
Proceeds from issuance of long-term debt	887,111	—
Maturity of long-term debt	(236,824)	(240,099)
Dividends paid on common stock	(183,621)	(124,003)
Repurchases of common stock	—	—
Net proceeds from issuance of preferred stock	550,849	—
Other, net	(433)	12,275

Net cash provided by financing activities	807,105	1,041,082

(Decrease) increase in cash and cash equivalents	(651,094)	155,210
Cash and cash equivalents at beginning of period	2,009,246	1,520,747

Cash and cash equivalents at end of period	$1,358,152	$1,675,957

Supplemental disclosures:
Income taxes paid	$59,881	$169,822
Interest paid	702,140	580,982
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	38,626	48,484
Preferred stock dividends accrued, paid in subsequent quarter	11,151	—
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
Note 2 – New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Huntington adopted Statement No. 157 effective January 1, 2008. The financial impact of this pronouncement was not material to Huntington’s consolidated financial statements (See Condensed Consolidated Statements of Shareholders’ Equity and Note 10).
In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Huntington is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued at fair value on a non-recurring basis.
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
Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) – In November 2007, the SEC issued SAB 109. SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value. To make the staff ’s views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Huntington adopted SAB 109, effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements.
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
FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162) – Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The impact of this new Statement will not have an impact on the Company’s consolidated financial statements.
FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (Statement No. 163) – Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this Statement will not have an impact on the Company’s consolidated financial statements.
Note 3 – Restructured Loans
Franklin Credit Management relationship
          Franklin is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of the Federal National Mortgage

Association (FNMA or Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, and higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balance and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
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
          The following table details Huntington’s loan relationship with Franklin as of June 30, 2008:
Commercial Loans to Franklin

			Bank Group	Participated
(in thousands)	Franklin	Tribeca	Exposure	to others	Total
Variable rate, term loan (Facility A)	$541,521	$386,069	$927,590	$(166,409)	$761,181
Variable rate, subordinated term loan (Facility B)	318,764	97,949	416,713	(69,300)	347,413
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	116,776
Line of credit facility	853	—	853	—	853
Other variable rate term loans	41,929	—	41,929	(20,964)	20,965

Subtotal	1,028,067	484,018	1,512,085	$(264,897)	$1,247,188

Participated to others	(166,496)	(98,401)	(264,897)

Total principal owed to Huntington	861,571	385,617	1,247,188
Amounts charged off	(116,776)	—	(116,776)

Total book value of loans	$744,795	$385,617	$1,130,412

          Included in the allowance for loan and lease losses was an allowance of $115.3 million associated with the Franklin relationship. The adequacy of this reserve is determined using the same allowance for loan and lease losses (ALLL) methodology for non-Franklin-related loans, including estimates of probability-of-default for each of Franklin’s three portfolios of loans. As such, it is management’s opinion that the Franklin-related allowance was adequate based on our estimate at the end of the quarter of probable losses inherent in that portfolio. However, events currently unforeseen could result in changes to the estimate of probable losses.
          The Bank has committed to a plan to reduce its exposure to Franklin to its legal lending limit by September 30, 2008. Management anticipates that it can achieve this plan either by the sale of loans to third parties, or by the transfer of these balances to a subsidiary of the holding company.
          On July 30, 2008, The Housing and Economic Recovery Act of 2008 was signed into law. This legislation is designed to reduce the growing number of housing foreclosures, assure mortgage finance giants Fannie Mae and Freddie Mac continued access to capital and liquidity and provide tax incentives primarily for homeownership and affordable housing. Huntington has not yet quantified what impact, if any, that the legislation might have on its financial condition or results of operations, including any impact to the allowance for loan losses associated with Franklin.
Other
          From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. These restructurings generally occur within the residential mortgage and home equity loan portfolios and are not material in any period presented.

Note 4 – Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at June 30, 2008, December 31, 2007, and June 30, 2007:

	June 30, 2008		December 31, 2007		June 30, 2007
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$349	$355	$299	$303	$200	$201
1-5 years	—	—	250	253	548	546
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	349	355	549	556	748	747

Federal agencies
Mortgage backed securities
Under 1 year	600	604	—	—	2,896	2,888
1-5 years	13,948	14,096	—	—	11,110	11,105
6-10 years	9,812	9,784	1	1	3,501	3,476
Over 10 years	1,907,774	1,906,654	1,559,387	1,571,991	1,181,589	1,176,050

Total mortgage-backed Federal agencies	1,932,134	1,931,138	1,559,388	1,571,992	1,199,096	1,193,519

Other agencies
Under 1 year	—	—	101,367	101,412	99,751	99,531
1-5 years	352,425	348,964	62,121	64,010	49,668	49,357
6-10 years	—	—	6,707	6,802	—	—
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	352,425	348,964	170,195	172,224	149,419	148,888

Total Federal agencies	2,284,559	2,280,102	1,729,583	1,744,216	1,348,515	1,342,407

Municipal securities
Under 1 year	16	16	61	61	45	45
1-5 years	18,903	19,187	14,814	15,056	9,650	9,541
6-10 years	219,369	218,709	179,423	181,018	168,481	165,195
Over 10 years	475,112	470,457	497,086	501,191	503,199	496,378

Total municipal securities	713,400	708,369	691,384	697,326	681,375	671,159

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	725,896	686,122	784,339	783,047	727,026	723,515

Total private label CMO	725,896	686,122	784,339	783,047	727,026	723,515

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	30,000	30,000
6-10 years	—	—	—	—	—	—
Over 10 years	847,443	673,739	869,654	834,489	933,778	926,599

Total asset backed securities	847,443	673,739	869,654	834,489	963,778	956,599

Other
Under 1 year	1,700	1,703	2,750	2,744	5,600	5,594
1-5 years	6,200	6,145	10,399	10,401	2,747	2,736
6-10 years	698	686	446	452	844	833
Over 10 years	164	214	3,606	4,004	44	86
Non-marketable equity securities	424,271	424,271	414,583	414,583	152,071	152,071
Marketable equity securities	9,860	6,569	8,368	8,353	7,053	7,435

Total other	442,893	439,588	440,152	440,537	168,359	168,755

Total investment securities	$5,014,540	$4,788,275	$4,515,661	$4,500,171	$3,889,801	$3,863,182

          Other securities included Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt, and marketable equity securities.
          For the three months ended June 30, 2008, gross gains from sales of securities totaled $2.0 million. For the three months ended June 30, 2008 and 2007 gross losses totaled less than $0.1 million and $5.1 million, respectively. For the six months ended June 30, 2008 and 2007, gross gains from sales of securities totaled $6.6 million and $5.0 million, respectively and gross losses totaled less than $0.1 million and $10.0 million, respectively. For the six month periods ended June 30, 2008 and 2007, Huntington also recognized an additional $3.1 million and $8.4 million, respectively, of losses relating to securities that were identified as other-than-temporarily impaired. These securities, included in the asset-backed securities portfolio, had a total carrying value of $2.6 million at June 30, 2008.
          As of June 30, 2008, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses are the result of wider liquidity spreads on asset backed securities and, additionally, increased market volatility on non-agency mortgage and asset backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. Huntington has reviewed its asset backed portfolio with an independent party and does not believe there has been an adverse change in the estimated future cash flows that are expected to be received from these securities. In addition, the expected average lives of the asset backed securities backed by trust preferred securities have extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at June 30, 2008.
Note 5 – Loan Servicing Rights
Residential Mortgage Loans
          For the three months ended June 30, 2008 and 2007, Huntington sold $1.2 billion and $410.4 million of residential mortgage loans with servicing rights retained, resulting in a net pre-tax gain of $12.3 million and $6.2 million, respectively. During the first six months of 2008 and 2007, sales of residential mortgage loans with servicing rights retained totaled $1.9 billion and $909.8 million, respectively, resulting in a net pre-tax gain of $16.0 million and 10.8 million, respectively.
          A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. MSRs are accounted for under the fair value provisions of FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.
          At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used to estimate the fair value of the total MSR portfolio. Subsequent to initial capitalization, MSR assets are carried at fair value and are included in accrued income and other assets. Any increase or decrease in fair value during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.
          In the second quarter of 2008, Huntington refined its MSR valuation to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model assumed that interest rates remained constant over the life of the servicing asset cash flows. The impact of this change was not material to the valuation of the MSR asset.

          The following table is a summary of the changes in MSR fair value during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Fair value, beginning of period	$191,806	$134,845	$207,894	$131,104
New servicing assets created	16,211	8,990	25,130	17,426
Change in fair value during the period due to:
Time decay (1)	(1,936)	(1,123)	(3,601)	(2,199)
Payoffs (2)	(5,088)	(3,326)	(10,337)	(5,888)
Changes in valuation inputs or assumptions (3)	39,031	16,034	20,938	14,977

Fair value, end of period	$240,024	$155,420	$240,024	$155,420

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates (see Note 12).
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
          A summary of key assumptions and the sensitivity of the MSR value at June 30, 2008 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change

Constant pre-payment rate	9.44%	$(8,129)	$(14,777)
Spread over forward interest rate swap rates	457	(4,913)	(9,826)
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
          Servicing fees, net of amortization of capitalized servicing assets, included in mortgage banking income amounted to $4.1 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively. For the respective six month periods, the fees were $8.1 million and $5.7 million.
Note 6 – Goodwill and Other Intangible Assets
          Goodwill by line of business as of June 30, 2008, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2008	$2,906,155	$—	$87,517	$65,661	$3,059,333
Adjustments	(16,175)	—	—	13,533	(2,642)

Balance, June 30, 2008	$2,889,980	$—	$87,517	$79,194	$3,056,691

          The change in goodwill for the six months ended June 30, 2008, primarily related to purchase accounting adjustments of acquired bank branches, operating facilities and other contingent obligations primarily from the Sky

Financial acquisition made on July 1, 2007. Huntington does not expect a material amount of goodwill from mergers in 2007 to be deductible for tax purposes.
          In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement No. 142), goodwill is not amortized, but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
          Due to the adverse changes in the business climate in which the Company operates, goodwill impairment tests were performed as of June 30, 2008 relating to the carrying value of goodwill of our reporting units, in accordance with Statement No. 142. The goodwill impairment testing indicated that goodwill was not impaired at June 30, 2008.
          At June 30, 2008, December 31, 2007 and June 30, 2007, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
June 30, 2008
Core deposit intangible	$373,300	$(78,610)	$294,690
Customer relationship	104,574	(11,926)	92,648
Other	29,177	(21,265)	7,912

Total other intangible assets	$507,051	$(111,801)	$395,250

December 31, 2007
Core deposit intangible	$373,300	$(46,057)	$327,243
Customer relationship	104,574	(7,055)	97,519
Other	23,655	(20,447)	3,208

Total other intangible assets	$501,529	$(73,559)	$427,970

June 30, 2007
Core deposit intangible	$45,000	$(11,230)	$33,770
Customer relationship	19,437	(2,178)	17,259
Other	23,655	(20,038)	3,617

Total other intangible assets	$88,092	$(33,446)	$54,646

          The estimated amortization expense of other intangible assets for the remainder of 2008 and the next five years are as follows:

2008	$38,110
2009	67,994
2010	60,224
2011	53,227
2012	46,093
2013	40,482

Note 7 – Shareholders’ Equity
Issuance of Convertible Preferred Stock
          On April 22, 2008, Huntington completed the public offering of 500,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $500 million. In connection with the offering, Huntington granted the underwriters an option exercisable for 30 days after the date of the offering, to purchase, from time to time, in whole or in part, up to an aggregate of 75,000 shares of Preferred Stock to the extent the underwriters sell more than 500,000 shares of Preferred Stock in the offering. On May 1, 2008, the underwriters exercised this option and purchased an additional 69,000 shares of Preferred Stock in the offering.
          On May 27, 2008, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $19.597 per share. This amount was pro-rated over the initial dividend period as further set forth in the Articles Supplementary classifying the preferred stock. The dividend is payable July 15, 2008, to shareholders of record on July 1, 2008. On July 16, 2008, the board of directors declared a quarterly cash dividend on the Preferred Stock of $21.25 per share. The dividend is payable October 15, 2008, to shareholders of record on October 1, 2008.
          Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 83.6680 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 47.6 million shares at June 30, 2008). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period.
Share Repurchase Program:
          On April 20, 2006, the Company announced that its board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
          Huntington did not repurchase any shares under the 2006 Repurchase Program for the three months ended June 30, 2008. At the end of the period, the remaining 3,850,000 shares may be purchased under the 2006 Repurchase Program.
Note 8 – Earnings per Share
          Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Basic earnings per common share
Net income	$101,352	$80,521	$228,420	$176,247
Preferred stock dividends	(11,151)		(11,151)

Net income available to common shareholders	$90,201	$80,521	$217,269	$176,247
Average common shares issued and outstanding	366,206	236,032	366,221	235,809
Basic earnings per common share	$0.25	$0.34	$0.59	$0.75

Diluted earnings per common share
Net income available to common shareholders	$90,212	$80,521	$217,280	$176,247
Effect of assumed preferred stock conversion	—		11,151

Net income applicable to diluted earnings per share	$90,212	$80,521	$228,431	$176,247
Average common shares issued and outstanding	366,206	236,032	366,221	235,809
Dilutive potential common shares:
Stock options and restricted stock units	221	2,387	212	2,483
Shares held in deferred compensation plans	807	589	788	589
Conversion of preferred stock	—	—	20,101	—

Dilutive potential common shares:	1,028	2,976	21,101	3,072

Total diluted average common shares issued and outstanding	367,234	239,008	387,322	238,881
Diluted earnings per common share	$0.25	$0.34	$0.59	$0.74
          For the three months ended June 30, 2008, 39.7 million average dilutive potential common shares associated with the convertible preferred stock issued in April of 2008 were excluded from the dilutive potential common shares because the result would have been antidilutive under the “if-converted” method. Options to purchase 26.4 million shares during the three months and six months ended June 30, 2008 and 9.4 million shares during the three month and six month periods ended June 30, 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $20.35 for the three months and six months ended June 30, 2008 and $24.60 and $24.61 per share for the three months and six months ended June 30, 2007.
          With the issuance of the Series A Convertible Preferred Stock (as described in Note 7), Huntington assumed a diluted conversion impact of approximately 47.6 million additional shares of common stock, subject to adjustments in certain circumstances, including a proration of the impact for the second quarter of 2008. The additional shares impact diluted earnings per share, subject to the antidilution provisions under the “if-converted” method, on a weighted-average basis starting in the second quarter of 2008.
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
          Huntington also grants restricted stock units under the 2004 Stock and Long-Term Incentive Plan. Restricted stock units are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period, subject to certain service restrictions. The fair value of the restricted stock unit awards was based on the closing market price of the Company’s common stock on the grant date.
          Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. The estimated fair value of options is amortized over the options’ vesting periods and is recognized in personnel costs in the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Assumptions
Risk-free interest rate	2.98%	4.57%	3.12%	4.57
Expected dividend yield	5.11	4.45	6.82	4.45
Expected volatility of Huntington’s common stock	27.5	21.1	23.7	21.1
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$1.71	$3.75	$1.21	$3.75
          Total share-based compensation expense for the three months ended June 30, 2008 and 2007 was $3.5 million and $3.9 million, respectively. For the six month periods ended June 30, 2008 and 2007, share-based compensation expense was $7.2 million and $7.8 million, respectively. Huntington also recognized $1.2 million and $1.4 million, respectively, in tax benefits for each of the three-months ended June 30, 2008 and 2007, related to share-based compensation. The tax benefits recognized related to share-based compensation for the six month periods ended June 30, 2008 and 2007 were $2.5 million and $2.7 million, respectively.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2008	28,065	$20.57
Granted	27	11.99
Exercised	—	—
Forfeited/expired	(1,659)	23.94

Outstanding at June 30, 2008	26,433	$20.35	4.1	$—

Exercisable at June 30, 2008	22,765	$20.10	3.9	$—

          Huntington’s stock option activity and related information for the six months ended June 30, 2008, was as follows:
          The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2007, was $4.1 million. There were no exercises of stock options in the first six months of 2008.
          Cash received from the exercise of options for the three and six months ended June 30, 2007 was $10.7 million and $14.6 million respectively. The estimated tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $1.8 million for the same periods.
          The following table summarizes the status of Huntington’s restricted stock units as of June 30, 2008 and activity for the six months ended June 30, 2008:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share

Nonvested at January 1, 2008	1,086	$21.35
Granted	5	11.99
Vested	(19)	21.39
Forfeited	(50)	21.05

Nonvested at June 30, 2008	1,022	$21.32

          The weighted-average grant date fair value of nonvested shares granted for the six months ended June 30, 2008 and 2007, were $11.99 and $23.62, respectively. The total fair value of awards vested during each of the six months ended June 30, 2008 and 2007 was $0.1 million. As of June 30, 2008, the total unrecognized compensation cost related to nonvested awards was $10.8 million with a weighted-average remaining expense recognition period of 1.7 years.
          Of the 33.9 million shares of common stock authorized for issuance under the plans at June 30, 2008, 26.4 million were outstanding and 6.5 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At June 30, 2008, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2008.
Note 10 – Fair Values of Assets and Liabilities
          As discussed in Note 2, “New Accounting Pronouncements”, Huntington adopted fair value accounting standards Statement No. 157 and Statement No. 159 effective January 1, 2008. Huntington elected to apply the provisions of Statement No. 159, the fair value option, for mortgage loans originated with the intent to sell which are included in loans held for sale. Previously, a majority of the mortgage loans held for sale were recorded at fair value under the fair value hedging requirements of Statement No. 133. Application of the fair value option allows for both the mortgage loans held for sale and the related derivatives purchased to hedge interest rate risk to be carried at fair value without the burden of hedge accounting under Statement No. 133. The election was applied to existing mortgage loans held for sale as of January 1, 2008 and is also being applied prospectively to mortgage loans originated for sale. As of the adoption date, the carrying value of the existing loans held for sale was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented an increase in value of $2.3 million, or $1.5 million after tax.
          The following table summarizes the impact of adopting the fair value accounting standards as of January 1, 2008:

		Net Increase
	As of	to Retained	As of
	January 1, 2008	Earnings	January 1, 2008
(in thousands)	prior to Adoption	upon Adoption	after Adoption

Mortgage loans held for sale	$420,895	$2,294	$423,189
Tax impact		(803)

Cumulative effect adjustment, net of tax		$1,491

          At June 30, 2008, mortgage loans held for sale had an aggregate fair value of $350.3 million and an aggregate outstanding principal balance of $346.3 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including realized gains and losses of $17.8 million for the six months ended June 30, 2008.
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
Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include US Treasury and other federal agency securities, and money market mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include US Government and agency mortgage-backed securities, municipal securities and certain private label CMOs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset backed securities, for which Huntington obtains third party pricing. With the current market conditions, the assumptions used to determine the fair value of many Level 3 securities have greater subjectivity due to the lack of observable market transactions.
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
Derivatives
Huntington uses derivatives for a variety of purposes including asset and liability management, mortgage banking, and for trading activities (See Note 12). Level 1 derivatives consist of exchange traded options and forward commitments to deliver mortgage backed securities which have quoted prices. Level 2 derivatives include basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters. Derivatives in Level 3 consist of interest rate lock agreements used for mortgage loan commitments. The valuation includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2008

Assets
Trading account securities	$43,200	$1,053,039			$1,096,239

Investment securities	358,681	3,331,584	$673,739		4,364,004

Mortgage loans held for sale		350,304			350,304
Mortgage servicing rights			240,024		240,024
Derivative assets	3,473	140,126	2,708	$(17,358)	128,949
Equity investments			32,200		32,200

Liabilities
Derivative liabilities	1,626	153,662	703	(50,978)	105,013

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
          The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2008.

	Level 3 Fair Value Measurements (Three months ended June 30, 2008)
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments

Balance, March 31, 2008	$191,806	$2,948	$750,695	$35,345
Total gains/losses:
Included in earnings	48,674	(736)	(36)	(4,512)
Included in other comprehensive loss			(67,522)
Purchases, issuances, and settlements	(456)		(9,398)	1,367
Transfers in/out of Level 3		(207)

Balance, June 30, 2008	$240,024	$2,005	$673,739	$32,200

	Level 3 Fair Value Measurements (Six months ended June 30, 2008)
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments

Balance, January 1, 2008	$207,894	$(46)	$834,489	$41,516
Total gains/losses:
Included in earnings	31,937	2,253	(3,353)	(13,289)
Included in other comprehensive loss			(138,539)
Purchases, issuances, and settlements	193		(18,858)	3,973
Transfers in/out of Level 3		(202)

Balance, June 30, 2008	$240,024	$2,005	$673,739	$32,200

          The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008.

	Mortgage
	Servicing	Net interest	Investment	Equity
(in thousands)	Rights	rate locks	securities	Investments	Total

Classification of gains and losses in earnings for the three months ended June 30, 2008:
Mortgage banking income (loss)	$(48,674)	$(736)			$(49,410)
Securities gains (losses)			$(36)	$(4,512)	(4,548)

Total	$(48,674)	$(736)	$(36)	$(4,512)	$(53,958)

Change in unrealized gains or losses for the three months ended June 30, 2008 to assets still held at reporting date:	$(48,674)	$(943)	$(67,558)	$(4,639)	$(121,814)

	Mortgage
	Servicing	Net interest	Investment	Equity
(in thousands)	Rights	rate locks	securities	Investments	Total

Classification of gains and losses in earnings for the six months ended June 30, 2008:
Mortgage banking income (loss)	$31,937	$2,253			$34,190
Securities gains (losses)			$(3,353)	$(13,289)	(16,642)

Total	$31,937	$2,253	$(3,353)	$(13,289)	$17,548

Change in unrealized gains or losses for the six months ended June 30, 2008 to assets still held at reporting date:	$31,937	$2,051	$(141,892)	$(7,516)	$(115,420)

Assets and Liabilities measured at fair value on a nonrecurring basis
          Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
          Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the first and second quarter of 2008, Huntington identified $32.4 million and $65.1 million, respectively of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the three and six months ended June 30, 2008, nonrecurring fair value losses of $37.0 million and $51.5 million, respectively were recorded within the provision for credit losses.

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
          The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$5,954	$4,445	$420	$375
Interest cost	6,761	5,967	903	667
Expected return on plan assets	(9,786)	(9,120)	—	—
Amortization of transition asset	1	1	276	276
Amortization of prior service cost	79	1	95	47
Settlements	450	1,000	—	—
Recognized net actuarial loss (gain)	1,038	3,115	(274)	(122)

Benefit expense	$4,497	$5,409	$1,420	$1,243

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$11,908	$8,890	$840	$749
Interest cost	13,522	11,934	1,806	1,334
Expected return on plan assets	(19,572)	(18,240)	—	—
Amortization of transition asset	2	2	552	552
Amortization of prior service cost	158	2	190	189
Settlements	900	2,000	—	—
Recognized net actuarial loss (gain)	2,076	6,230	(548)	(203)

Benefit expense	$8,994	$10,818	$2,840	$2,621

          There is no required minimum contribution for 2008 to the Plan.
          Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.8 million and $0.6 million for the three-month periods ended June 30, 2008 and 2007, respectively. For the respective six-month periods, the cost was $1.7 million and $1.4 million.
          Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $3.8 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively. For the respective six month periods, the cost was $7.7 million and $5.4 million.
Note 12 – Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
          The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at June 30, 2008, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Loans	$—	$3,575,000	$3,575,000
Deposits	110,000	150,000	260,000
Federal Home Loan Bank advances	—	470,000	470,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at June 30, 2008	$910,000	$4,195,000	$5,105,000

          The following table presents additional information about the interest rate swaps and caps used in Huntington’s Asset and Liability Management activities at June 30, 2008:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Asset conversion swaps
Receive fixed — generic	$3,575,000	2.1	$(73,559)	2.99%	2.47%

Total asset conversion swaps	3,575,000	2.1	(73,559)	2.99	2.47

Liability conversion swaps
Receive fixed — generic	810,000	8.1	14,282	5.30	2.92
Receive fixed — callable	100,000	6.9	(1,766)	4.95	2.69
Pay fixed — generic	620,000	0.1	(7,411)	2.54	4.97

Total liability conversion swaps	1,530,000	5.1	5,105	4.16	3.74

Total swap portfolio	5,105,000	3.0	(68,454)	3.34%	2.85%

				Weighted-Average
Purchased Caps				Strike Rate

Interest rate caps	300,000	1.0	71	5.50%

Total purchased caps	$300,000	1.0	$71	5.50%

          These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase/(decrease) to net interest income of $3.0 million and ($0.5 million) for the three months ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, the impact to net interest income was an increase/(decrease) of $2.1 million and ($0.2 million), respectively.

          Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At June 30, 2008, December 31, 2007 and June 30, 2007, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $33.3 million, $31.4 million and $17.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
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
          Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $8.3 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, total trading revenue for customer accommodation was $20.0 million and $6.8 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $10.3 billion, $6.4 billion, and $5.2 billion at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $145.4 million, $116.0 million, and $53.3 million at the same dates.
          Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at June 30, 2008, was $1.6 billion. The total notional amount corresponds to trading assets with a fair value of $2.5 million and trading liabilities with a fair value of $5.4 million. Total losses for the three months ended June 30, 2008 and 2007 were $21.0 million and $12.3 million, respectively. For the six months ended June 30, 2008 and 2007, total losses were $36.9 million and $12.8 million, respectively.
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

Note 13 – Commitments and Contingent Liabilities
Commitments to extend credit:
          In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at June 30, 2008, December 31, 2007, and June 30, 2007, were as follows:

	June 30,	December 31,	June 30,
(in millions)	2008	2007	2007

Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,233	$6,756	$4,602
Consumer	4,896	4,680	3,491
Commercial real estate	2,566	2,565	1,559
Standby letters of credit	1,644	1,549	1,230
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
          Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.3 million, $4.6 million, and $3.8 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.
          Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
          Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale . At June 30, 2008, December 31, 2007, and June 30, 2007, Huntington had commitments to sell residential real estate loans of $577.0 million, $555.9 million, and $484.5 million, respectively. These contracts mature in less than one year.

Litigation
          Between December 19, 2007 and February 1, 2008, three putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007 or July 20, 2007 to January 10, 2008. These complaints seek to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin Credit Management (Franklin). On June 5, 2008, two cases were consolidated into a single action. At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. A third putative class action lawsuit was filed in the same court on January 18, 2008, with substantially the same allegations, but was dismissed on March 4, 2008.
          Three putative derivative class action lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. At this early stage of the lawsuits, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
          Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. The complaints seek to allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Huntington stock being offered as an investment alternative for participants in the Plan. The complaints sought money damages and equitable relief. On May 13, 2008, the three cases were consolidated into a single action. At this early stage, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.
          On May 7, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington (as successor in interest to Sky Financial), and certain of Sky Financial’s former officers on behalf of all persons who purchased or acquired Sky Financial common stock in connection with and as a result of Sky Financial’s October 2006 acquisition of Waterfield Mortgage Company. The complaint seeks to allege that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the issuance of allegedly false and misleading registration and proxy statements leading up to the Waterfield acquisition and their disclosures about the nature and extent of Sky Financial’s lending relationship with Franklin. At this early stage of this lawsuit, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
          It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. However, although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on Huntington’s consolidated financial position.

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
          The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers located in 13 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia and Kentucky. It provides these services through a banking network of over 600 branches, almost 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these six states, including mortgage banking and equipment leasing. Each region serves both retail and commercial customers. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At June 30, 2008, Retail Banking accounts for 52% and 80% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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

          Listed below are certain financial results by line of business. For the three and six months ended June 30, 2008 and 2007, operating earnings were the same as reported earnings.

	Three Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

2008
Net interest income	$366,001	$35,344	$24,591	$(36,070)	$389,866
Provision for credit losses	(104,660)	(6,855)	(9,298)	—	(120,813)
Non-interest income	148,264	14,949	44,451	28,766	236,430
Non-interest expense	(228,826)	(31,275)	(45,173)	(72,529)	(377,803)
Income taxes	(63,273)	(4,257)	(5,100)	46,302	(26,328)

Operating / reported net income	$117,506	$7,906	$9,471	$(33,531)	$101,352

2007
Net interest income	$213,591	$32,333	$18,107	$(10,640)	$253,391
Provision for credit losses	(54,873)	(303)	(4,957)	—	(60,133)
Non-interest income	96,636	10,984	43,233	5,340	156,193
Non-interest expense	(166,305)	(18,618)	(38,879)	(20,853)	(244,655)
Income taxes	(31,167)	(8,539)	(6,126)	21,557	(24,275)

Operating / reported net income	$57,882	$15,857	$11,378	$(4,596)	$80,521

	Six Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2008
Net interest income	$724,863	$71,515	$49,256	$(78,944)	$766,690
Provision for credit losses	(174,394)	(23,936)	(11,133)	—	(209,463)
Non-Interest income	265,824	27,745	88,944	89,669	472,182
Non-Interest expense	(463,251)	(57,441)	(92,957)	(134,635)	(748,284)
Income taxes	(123,565)	(6,259)	(11,939)	89,058	(52,705)

Operating / reported net income	$229,477	$11,624	$22,171	$(34,852)	$228,420

2007
Net interest income	$428,593	$63,974	$37,207	$(20,828)	$508,946
Provision for credit losses	(77,329)	(8,048)	(4,162)	—	(89,539)
Non-Interest income	186,093	24,165	74,563	16,549	301,370
Non-Interest expense	(329,056)	(38,205)	(76,716)	(42,750)	(486,727)
Income taxes	(72,905)	(14,661)	(10,812)	40,575	(57,803)

Operating / reported net income	$135,396	$27,225	$20,080	$(6,454)	$176,247

	Assets at			Deposits at
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in millions)	2008	2007	2007	2008	2007	2007

Regional Banking	$34,434	$34,360	$21,681	$33,307	$32,626	$20,482
Dealer Sales	6,427	5,823	5,146	57	58	58
PFCMG	3,006	2,963	2,296	1,667	1,626	1,104
Treasury / Other	11,467	11,551	7,298	3,093	3,433	2,956

Total	$55,334	$54,697	$36,421	$38,124	$37,743	$24,600

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
Item 4. Submission of Matters to a Vote of Security Holders
          Huntington held its annual meeting of shareholders on April 23, 2008. At this meeting, the shareholders approved the following management proposals:

				Abstain/
		For	Against	Withheld	Non-Votes
1.	Election of four directors to serve as Class III Directors until the 2011 Annual Meeting of Shareholders and until their successors are elected and qualified as follows:
	Don M. Casto III	264,211,149		16,387,097
	Michael J. Endres	263,837,871		16,760,374
	Wm. J. Lhota	264,950,329		15,647,917
	David L. Porteous	266,854,220		13,744,026
2.	Amend Huntington’s charter to declassify the board of directors.	265,009,061	10,881,184	4,707,337	664
3.	Ratification of Deloitte & Touche LLP as independent auditors for Huntington for the year 2008.	270,553,778	6,368,898	3,674,905	664

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
(a) Exhibits

		Incorporated from	SEC File or
		Report or Registration	Registration
Exhibit Number	Document Description	Statement	Number	Exhibit Reference
3.1	Articles of Restatement of Charter	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 21, 2008	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July16, 2008.	Current Report on Form 8-K dated July 22, 2008.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: August 11, 2008	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: August 11, 2008	/s/ Donald R. Kimble
Donald R. Kimble
Executive Vice President and Chief Financial Officer