Form 10-Q
period 2008-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2008-11-10
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2008
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland (State or other jurisdiction of incorporation or organization)	31-0724920 (I.R.S. Employer Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 366,050,446 shares of Registrant’s common stock ($0.01 par value) outstanding on October 31, 2008.

Huntington Bancshares Incorporated
INDEX

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2008, December 31, 2007, and September 30, 2007	67

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007	68

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2008 and 2007	69

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	70

Notes to Unaudited Condensed Consolidated Financial Statements	71

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	95

Item 4. Controls and Procedures	95

Item 4T. Controls and Procedures	95

Part II. Other Information

Item 1. Legal Proceedings	95

Item 1A. Risk Factors	95

Item 6. Exhibits	96

Signatures	97
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, including our bank subsidiary, The Huntington National Bank (the Bank), organized in 1866, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including: Auto Finance and Dealer Services offices in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas; Private Financial and Capital Markets Group offices in Florida; and Mortgage Banking offices in Maryland and New Jersey. Huntington Insurance offers retail and commercial insurance agency services in Ohio, Pennsylvania, Michigan, Indiana, and West Virginia. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. This discussion and analysis provides updates to the MD&A appearing in our 2007 Annual Report on Form 10-K (2007 Form 10-K), which should be read in conjunction with this discussion and analysis.
     Our discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors, acquisitions, and other items. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items” section that summarizes key issues helpful for understanding performance trends, including our acquisition of Sky Financial Group, Inc. (Sky Financial) and our relationship with Franklin Credit Management Corporation (Franklin). Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion - Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
A reading of each section is important to understand fully the nature of our financial performance and prospects.
Forward-Looking Statements
     This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
     Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (a) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (b) changes in economic conditions; (c) movements in interest rates and spreads; (d) competitive pressures on product pricing and services; (e) success and timing of other business strategies; (f) the nature, extent, and timing of governmental actions and reforms; and (g) extended disruption of vital infrastructure. The Emergency Economic Stabilization Act of 2008 (EESA) passed on October 3, 2008, could have an undetermined material impact on company performance depending on rules of participation that have yet to be finalized. Additional factors that could cause results to differ materially from those described above can be found in Huntington’s 2007 Form 10-K, and documents subsequently filed by Huntington with the Securities and Exchange Commission (SEC).
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
Risk Factors
     We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. (See “Risk Management and Capital” discussion for additional information regarding risk factors.) Additionally, more information on risk is set forth below, and under the heading “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the SEC.
Emergency Economic Stabilization Act of 2008
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC). Both of these specific provisions are discussed in the below sections.
     We continue to evaluate the key provisions of EESA, as well as the related accounting, tax, and business issues and their impact on Huntington’s consolidated financial statements. At this time, we are uncertain as to the total impact EESA, other legislation, regulations, and pronouncements that may be enacted or adopted in response to the current worldwide economic uncertainty, may have on our financial condition, results of operations, liquidity, and stock price.
     Troubled Assets Relief Program (TARP)
Under the TARP, the Department of Treasury has authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elect to participate by November 14, 2008. A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution.

On October 27, 2008, we announced that the Department of Treasury had preliminarily approved our application to participate in the TARP voluntary CPP. Our participation is subject to the standard terms and conditions of the program. We have been approved for approximately $1.4 billion in capital that will take the form of non-voting cumulative preferred stock that would pay cash dividends at the rate of 5% per annum for the first five years, and then pay cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury will receive warrants to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The expected proceeds of the $1.4 billion would be allocated to the preferred stock and additional paid-in-capital. Any resulting discount on the preferred stock would be amortized, resulting in additional dilution to our common stock. The exercise price for the warrant, and the market price for determining the number of shares of common stock subject to the warrants, would be determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrants would be immediately exercisable, in whole or in part, over a term of 10 years. The warrants would be included in our diluted average common shares outstanding.
Federal Deposit Insurance Corporation (FDIC)
     The FDIC is an independent agency of the United States government that protects against the loss of insured deposits if any FDIC insured bank or savings association fails. All participants are assessed quarterly deposit insurance premiums.
     As a participating FDIC insured bank, we were assessed quarterly deposit insurance premiums totaling $18.1 million for the first nine-month period of 2008. However, we received a one-time assessment credit from the FDIC (see “Business” discussion in the 2007 Form 10-K) which substantially offset our year-to-date 2008 deposit insurance premium and, therefore, only $1.8 million of deposit insurance premium expense was recognized for the first nine-month period of 2008. At September 30, 2008, our remaining assessment credit available to offset future FDIC insurance premiums was $0.2 million.
     On October 7, 2008, the FDIC requested comment on a proposed rule that would increase the rates banks pay for deposit insurance. Specifically, the assessment rate schedule would be raised by 7 basis points (annualized) beginning January 1, 2009. The FDIC has also proposed changing the way the system measures risk among insured institutions in order to require riskier institutions to pay a larger assessment. Based on these proposed changes, as well as the full consumption of the one-time assessment credit (discussed above), we anticipate that our full-year 2009 deposit insurance premium expense will increase approximately $44 million compared with our expected full-year 2008 deposit insurance premium expense.
     EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for non-interest bearing transaction deposit accounts through December 31, 2009. The limits return to $100,000 on January 1, 2010. (See “Bank Liquidity” discussion for additional details regarding the Temporary Liquidity Guarantee Program.)
Critical Accounting Policies and Use of Significant Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. The most significant accounting estimates and their related application are discussed in our 2007 Form 10-K. The following discussion provides an update of our accounting estimates related to goodwill. Also, based on recent market developments, we now consider the results of our other-than-temporary-impairment (OTTI) analysis of securities available-for-sale to be a significant estimate.
Goodwill
     We account for goodwill in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. The reporting units are tested for impairment annually as of October 1, to determine whether any goodwill impairment exists. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses, if any, would be reflected in non-interest expense.
     We apply judgment in assessing goodwill for impairment. Estimates of fair value are based primarily on the market capitalization of Huntington, adjusted for a control premium. Also considered are projections of cash flows considering historical and anticipated future results, and general economic and market conditions. Changes in market capitalization, certain judgments, and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
     As a result of the continued economic weakness across our Midwest markets, our stock price declined significantly during the first six-month period of 2008. Therefore, we performed an interim impairment test of our goodwill as of June 30, 2008. Based upon the results of the test, no impairment to goodwill was required. No factors occurred during the 2008 third quarter that required an additional impairment test.
Securities
     As described in Note 1 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K, investments are reviewed quarterly for indicators of OTTI. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the expected cash flows of the security, the duration and extent to which the fair value of an investment is less than its cost, the historical and implicit volatility of the security, and our intent and ability to hold the investment until recovery, which may be maturity.
     During the current quarter, we recognized OTTI of $76.6 million in our Alt-A mortgage loan-backed portfolio (see “Investment Portfolio” discussion within the “Credit Risk” section). Given the continued disruption in the financial markets, we may be required to recognize additional OTTI losses in future periods with respect to these or other securities held in our available-for-sale portfolio. Also, we have experienced an increase in unrealized losses primarily as a result of wider liquidity spreads on our asset-backed securities. At September 30, 2008, unrealized losses on our asset-backed securities totaled $209.2 million, up from unrealized losses of $35.2 million at December 31, 2007 and unrealized losses of $4.2 million at September 30, 2007.
     The amount and timing of any additional impairment recognized will depend on the severity and duration of the decline in fair value of the securities, our estimation of the anticipated recovery period, and the expected cash flows of the security. (See Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements for additional discussion.)
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
     Given the significant impact of the merger on year-to-date reported results, we believe that an understanding of the impacts of the merger and certain post-merger restructuring activities is necessary to better understand the underlying performance trends. When comparing post-merger period results to premerger periods, we use the following terms when discussing financial performance:
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
     After completion of the merger, we combined Sky Financial’s operations with ours, and as such, we could no longer separately monitor the subsequent individual results of Sky Financial. As a result, the following methodologies were implemented to estimate the approximate effect of the Sky Financial merger used to determine “merger-related” impacts. Certain tables and comments contained within our discussion and analysis provide detail of changes to reported results to quantify the estimated impact of the Sky Financial merger using this methodology. Only year-to-date comparisons are impacted by the Sky Financial acquisition in this MD&A, as all quarterly periods presented are post-merger.
Balance Sheet Items
For average loans and leases, as well as average deposits, Sky Financial’s balances as of June 30, 2007, adjusted for purchase accounting adjustments, and transfers of loans to loans held-for-sale, were used in the comparison. To estimate the impact on 2008 year-to-date average balances, it was assumed that the June 30, 2007 balances, as adjusted, remained constant over time.
Income Statement Items
Sky Financial’s actual results for the first six months of 2007, adjusted for the impact of unusual items and purchase accounting adjustments, were determined. This six-month adjusted amount was divided by two to estimate a quarterly impact. The quarterly amount was then multiplied by three to arrive at a year-to-date amount. This methodology does not adjust for any market related changes, or seasonal factors in Sky Financial’s 2007 six-month results. Nor does it consider any revenue or expense synergies realized since the merger date. The one exception to this methodology of holding the estimated annual impact constant relates to the amortization of intangibles expense where the amount is known and is therefore used.

DISCUSSION OF RESULTS OF OPERATIONS
     This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed in this section. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Lines of Business” discussion.
Summary
     We reported 2008 third quarter net income of $75.1 million representing earnings per common share of $0.17. These results compared with net income of $101.4 million, or $0.25 per common share, in the 2008 second quarter. Comparisons with the prior quarter were significantly impacted by a number of factors that are discussed later in the “Significant Items” section.
     During the 2008 third quarter, the primary focus within our industry continued to be credit quality. The economy remained weak in our markets and continued to put stress on our borrowers. Our expectation is that the economy will remain under stress, and that no improvement will be seen until well into 2009.
     Given the current economic conditions, the decline in credit quality performance during the current quarter was anticipated, and the results were consistent with our expectations. Net charge-offs and provision levels continued to be elevated, however the increases were manageable. During the 2008 third quarter, the allowance for credit losses (ACL) increased 10 basis points from the prior quarter to 1.90% of total loans and leases. Nonaccrual loans (NALs) increased $50.9 million, or 10%, reflecting increased NALs in our commercial real estate (CRE) loans to single family home builders, and within our commercial and industrial (C&I) portfolio related to businesses that support residential development.
     Our period end capital levels were strong. Our tangible equity ratio improved 8 basis points to 5.98% compared with the prior quarter, and is near our 6.00%-6.25% targeted range. This quarter’s performance permitted us to build capital levels even more, and we believe that we are well positioned given the current stresses in the financial markets. We expect our capital position will be strengthened further with our participation in the Department of Treasury’s voluntary CPP under TARP (see “Risk Factors” discussion within the “Introduction” section). Additionally, our period-end liquidity position was strong, as we have conservatively managed our liquidity position at both the parent company and bank levels. At September 30, 2008, the parent company had sufficient cash for operations and does not have any debt maturities for several years. Further, the Bank has a very manageable level of debt maturities during the next 12-month period.
     The loan restructuring associated with our relationship with Franklin, completed during the 2007 fourth quarter, continued to perform consistent with the terms of the restructuring agreement. Cash flows exceeded the required debt service, the loans continued to perform with interest accruing, and there were no charge-offs or related provision for credit losses related to this credit during the quarter. Our exposure to Franklin declined $36 million, or 3%, compared with the prior quarter. We remain comfortable with our credit assumptions regarding the overall performance of this portfolio.
     Fully taxable net interest income in the 2008 third quarter decreased $1.4 million, or less than 1%, compared with the prior quarter. This decrease was primarily the result of a $0.6 billion, or 1%, decline in average total earning assets, as the net interest margin was unchanged from the prior quarter at 3.29%.
     Non-interest income in the 2008 third quarter decreased $68.6 million, or 29%, compared with the prior quarter. Comparisons with the prior quarter were affected by Significant Items (see “Significant Items”) that resulted in a net charge of $58.5 million. Mortgage banking income, after considering the impact of MSR hedging results (see “Significant Items”), declined 51% primarily relating to lower origination activity, and trust services income declined 6% reflecting the impact of lower market values on asset management revenues.
     Expenses continue to be well controlled, with our efficiency ratio improving to 50.3% for the current quarter. Non-interest expense in the 2008 third quarter decreased $38.8 million, or 10%, compared with the prior quarter. Comparisons with the prior quarter were affected by Significant Items (see “Significant Items”) that resulted in a net positive impact of $19.2 million, and reduced restructuring/merger costs that resulted in a net positive impact of $14.6 million. Considering the impact of both of these items, the remaining components of non-interest expense decreased $5.1 million, or 1%, primarily reflecting a decline in personnel expense due to merger efficiencies.

Table 1 — Selected Quarterly Income Statement Data (1)

	2008			2007
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Interest income	$685,728	$696,675	$753,411	$814,398	$851,155
Interest expense	297,092	306,809	376,587	431,465	441,522

Net interest income	388,636	389,866	376,824	382,933	409,633
Provision for credit losses	125,392	120,813	88,650	512,082	42,007

Net interest income (loss) after provision for credit losses	263,244	269,053	288,174	(129,149)	367,626

Service charges on deposit accounts	80,508	79,630	72,668	81,276	78,107
Trust services	30,952	33,089	34,128	35,198	33,562
Brokerage and insurance income	34,309	35,694	36,560	30,288	28,806
Other service charges and fees	23,446	23,242	20,741	21,891	21,045
Bank owned life insurance income	13,318	14,131	13,750	13,253	14,847
Mortgage banking income (loss)	10,302	12,502	(7,063)	3,702	9,629
Securities (losses) gains	(73,790)	2,073	1,429	(11,551)	(13,152)
Other income (loss) (2)	48,812	36,069	63,539	(3,500)	31,830

Total non-interest income	167,857	236,430	235,752	170,557	204,674

Personnel costs	184,827	199,991	201,943	214,850	202,148
Outside data processing and other services	32,386	30,186	34,361	39,130	40,600
Net occupancy	25,215	26,971	33,243	26,714	33,334
Equipment	22,102	25,740	23,794	22,816	23,290
Amortization of intangibles	19,463	19,327	18,917	20,163	19,949
Marketing	7,049	7,339	8,919	16,175	13,186
Professional services	13,405	13,752	9,090	14,464	11,273
Telecommunications	6,007	6,864	6,245	8,513	7,286
Printing and supplies	4,316	4,757	5,622	6,594	4,743
Other expense (2)	24,226	42,876	28,347	70,133	29,754

Total non-interest expense	338,996	377,803	370,481	439,552	385,563

Income (loss) before income taxes	92,105	127,680	153,445	(398,144)	186,737
Provision (benefit) for income taxes	17,042	26,328	26,377	(158,864)	48,535

Net income (loss)	$75,063	$101,352	$127,068	$(239,280)	$138,202

Dividends declared on preferred shares	12,091	11,151	—	—	—

Net income (loss) applicable to common shares	$62,972	$90,201	$127,068	$(239,280)	$138,202

Average common shares — basic	366,124	366,206	366,235	366,119	365,895
Average common shares — diluted (3)	367,361	367,234	367,208	366,119	368,280

Per common share

Net income (loss) — basic	$0.17	$0.25	$0.35	$(0.65)	$0.38
Net income (loss) — diluted	0.17	0.25	0.35	(0.65)	0.38
Cash dividends declared	0.1325	0.1325	0.2650	0.2650	0.2650

Return on average total assets	0.55%	0.73%	0.93%	(1.74)%	1.02%

Return on average total shareholders’ equity	4.7	6.4	8.7	(15.3)	8.8

Return on average tangible shareholders’ equity (4)	11.6	15.0	22.0	(30.7)	19.7

Net interest margin (5)	3.29	3.29	3.23	3.26	3.52

Efficiency ratio (6)	50.3	56.9	57.0	73.5	57.7

Effective tax rate (benefit)	18.5	20.6	17.2	(39.9)	26.0

Revenue — fully taxable equivalent (FTE)
Net interest income	$388,636	$389,866	$376,824	$382,933	$409,633
FTE adjustment	5,451	5,624	5,502	5,363	5,712

Net interest income (5)	394,087	395,490	382,326	388,296	415,345
Non-interest income	167,857	236,430	235,752	170,557	204,674

Total revenue (5)	$561,944	$631,920	$618,078	$558,853	$620,019

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” section for additional discussion regarding these key factors.

(2)	Automobile operating lease income and expense is included in “Other Income” and “Other Expense”, respectively.

(3)	For the three-month period ended September 30, 2008, and the three-month period ended June 30, 2008, the impact of the convertible preferred stock issued in April of 2008 totaling 47.6 million shares and 39.8 million shares, respectively, were excluded from the diluted share calculations. They were excluded because the results would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(4)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data (1)

	Nine Months Ended September 30,		Change
(in thousands, except per share amounts)	2008	2007	Amount	Percent

Interest income	$2,135,814	$1,928,565	$207,249	10.7%
Interest expense	980,488	1,009,986	(29,498)	(2.9)

Net interest income	1,155,326	918,579	236,747	25.8
Provision for credit losses	334,855	131,546	203,309	N.M.

Net interest income after provision for credit losses	820,471	787,033	33,438	4.2

Service charges on deposit accounts	232,806	172,917	59,889	34.6
Trust services	98,169	86,220	11,949	13.9
Brokerage and insurance income	106,563	62,087	44,476	71.6
Other service charges and fees	67,429	49,176	18,253	37.1
Bank owned life insurance income	41,199	36,602	4,597	12.6
Mortgage banking income	15,741	26,102	(10,361)	(39.7)
Securities losses	(70,288)	(18,187)	(52,101)	286.5
Other income (2)	148,420	91,127	57,293	62.9

Total non-interest income	640,039	506,044	133,995	26.5

Personnel costs	586,761	471,978	114,783	24.3
Outside data processing and other services	96,933	88,115	8,818	10.0
Net occupancy	85,429	72,659	12,770	17.6
Equipment	71,636	58,666	12,970	22.1
Amortization of intangibles	57,707	29,868	27,839	93.2
Marketing	23,307	25,856	(2,549)	(9.9)
Professional services	36,247	15,989	20,258	N.M.
Telecommunications	19,116	11,657	7,459	64.0
Printing and supplies	14,695	24,988	(10,293)	(41.2)
Other expense (2)	95,449	72,514	22,935	31.6

Total non-interest expense	1,087,280	872,290	214,990	24.6

Income before income taxes	373,230	420,787	(47,557)	(11.3)
Provision for income taxes	69,747	106,338	(36,591)	(34.4)

Net income	$303,483	$314,449	$(10,966)	(3.5)%

Dividends declared on preferred shares	23,242	—	23,242	—

Net income applicable to common shares	$280,241	$314,449	$(34,208)	(10.9)%

Average common shares — basic	366,188	279,171	87,017	31.2
Average common shares — diluted (3)	367,268	282,014	85,254	30.2%

Per common share
Net income per common share — basic	$0.77	$1.13	$(0.36)	(31.9)%
Net income per common share — diluted	0.76	1.12	(0.36)	(32.1)
Cash dividends declared	0.530	0.795	(0.265)	(33.3)

Return on average total assets	0.74%	1.02%	(0.28)%
Return on average total shareholders’ equity	6.6	10.3	(3.7)
Return on average tangible shareholders’ equity (4)	15.9	16.8	(0.9)
Net interest margin (5)	3.27	3.40	(0.13)
Efficiency ratio (6)	54.7	58.2	(3.5)
Effective tax rate (5)	18.7	25.3	(6.6)

Revenue — fully taxable equivalent (FTE)
Net interest income	$1,155,326	$918,579	$236,747	25.8%
FTE adjustment (5)	16,577	13,886	2,691	19.4

Net interest income	1,171,903	932,465	239,438	25.7
Non-interest income	640,039	506,044	133,995	26.5

Total revenue	$1,811,942	$1,438,509	$373,433	26.0%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” section for additional discussion regarding these key factors.

(2)	Automobile operating lease income and expense is included in “Other Income” and “Other Expense”, respectively.

(3)	For the nine-month period ended September 30, 2008, the impact of the convertible preferred stock issued in April of 2008 totaling 29.1 million shares was excluded in the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the period.

(4)	Net income excluding expense of amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains/(losses).

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
     To this end, we have adopted a practice of listing as “Significant Items” in our external disclosure documents, including earnings press releases, investor presentations, reports on Forms 10-Q and 10-K, individual and/or particularly volatile items that impact the current period results by $0.01 per share or more. Our adopted practice methodology is outlined in the MD&A section appearing in our 2007 Form 10-K.
Significant Items Influencing Financial Performance Comparisons
     Earnings comparisons from the beginning of 2007 through the 2008 third quarter were impacted by a number of significant items summarized below.
1.	Sky Financial Acquisition. The merger with Sky Financial was completed on July 1, 2007. The impacts of Sky Financial on the 2008 year-to-date reported results compared with the 2007 year-to-date reported results are as follows:
•	Increased the absolute level of reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger integration and post-merger restructuring activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger and restructuring costs were $14.6 million in the 2008 second quarter, $7.3 million in the 2008 first quarter, $44.4 million in the 2007 fourth quarter, $32.3 million in the 2007 third quarter, $7.6 million in the 2007 second quarter, and $0.8 million in the 2007 first quarter.
2.	Franklin Relationship Restructuring. Performance for the 2007 fourth quarter included a $423.6 million ($0.75 per common share based upon the quarterly average outstanding diluted common shares) negative impact related to our Franklin relationship acquired in the Sky Financial acquisition. On December 28, 2007, the loans associated with Franklin were restructured, resulting in a $405.8 million provision for credit losses and a $17.9 million reduction of net interest income. The net interest income reduction reflected the placement of the Franklin loans on nonaccrual status from November 16, 2007, until December 28, 2007.

3.	Visa® Initial Public Offering (IPO). Performance for the 2008 first quarter included the positive impact of $37.5 million ($0.07 per common share) related to the Visa® IPO occurring in March of 2008. This impact was comprised of two components: (a) $25.1 million gain, recorded in other non-interest income, resulting from the proceeds of the IPO, and (b) $12.4 million partial reversal of the 2007 fourth quarter accrual of $24.9 million ($0.04 per common share) for indemnification charges against Visa®, recorded in other non-interest expense.

4.	Mortgage Servicing Rights (MSRs) and Related Hedging. Included in total net market-related losses are net losses or gains from our MSRs and the related hedging. Additional information regarding MSRs is located under the “Market Risk” heading of the “Risk Management and Capital” section. Net income included the following net impact of MSR hedging activity (see Table 11):

(in thousands, except per common share)

	Net interest	Non-interest	Pretax	Net	Per common
Period	income	income	income	income	share

1Q’07	$—	$(2,018)	$(2,018)	$(1,312)	$(0.01)
2Q’07	248	(4,998)	(4,750)	(3,088)	(0.01)
3Q’07	2,357	(6,002)	(3,645)	(2,369)	(0.01)
4Q’07	3,192	(11,766)	(8,574)	(5,573)	(0.02)

2007	$5,797	$(24,784)	$(18,987)	$(12,342)	$(0.04)

1Q’08	$5,934	$(24,706)	$(18,772)	$(12,202)	$(0.03)
2Q’08	9,364	(10,697)	(1,333)	(866)	—
3Q’08	8,368	(6,468)	1,900	1,235	—

2008 (year-to-date)	$23,666	$(41,871)	$(18,205)	$(11,833)	$(0.03)

Effective with the 2008 second quarter, we engaged an independent party to provide improved analytical tools and insight to enhance our strategies with the objective to decrease the volatility from MSR fair value changes.

5.	Other Net Market-Related Gains or Losses. Other net market-related gains or losses included gains and losses related to the following market-driven activities: gains and losses from public and private equity investing included in other non-interest income, net securities gains and losses, net gains and losses from the sale of loans included in other non-interest income, and the impact from the extinguishment of debt included in other non-interest expense. Total net market-related losses also include the net impact of MSRs and related hedging (see item 4 above). Net income included the following impact from other net market-related losses:
(in thousands, except per common share)

	Securities		Net	Debt
	gains/	Equity	gain / (loss)	extinguish-	Pretax	Net	Per common
Period	(losses)	investments	on loans sold	ment	income	income	share

1Q’07	$104	$(8,530)	$—	$—	$(8,426)	$(5,477)	$(0.02)
2Q’07	(5,139)	2,301	—	4,090	1,252	814	—
3Q’07	(13,900)	(4,387)	—	3,968	(14,319)	(9,307)	(0.03)
4Q’07	(11,551)	(9,393)	(34,003)	—	(54,947)	(35,716)	(0.09)

2007	$(30,486)	$(20,009)	$(34,003)	$8,058	$(76,440)	$(49,686)	$(0.16)

1Q’08	$1,429	$(2,668)	$—	$—	$(1,239)	$(805)	$—
2Q’08	2,073	(4,609)	(5,131)	2,177	(5,490)	(3,569)	(0.01)
3Q’08	(73,790)	3,399	—	21,364	(49,027)	(31,868)	(0.08)

2008 (year-to-date)	$(70,288)	$(3,878)	$(5,131)	$23,541	$(55,756)	$(36,241)	$(0.09)

The 2008 third quarter securities losses total included an OTTI adjustment of $76.6 million in our Alt-A mortgage loan-backed portfolio (see “Investment Portfolio” discussion within the “Credit Risk” section).

6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2008 — Third Quarter
•	$3.7 million ($0.01 per common share) increase to provision for income taxes, representing an increase to the previously established capital loss carry-forward valuation allowance related to the current quarter’s decline in value of Visa® shares held.

2008 — Second Quarter
•	$3.4 million ($0.01 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance related to the value of Visa® shares held.
2008 — First Quarter
•	$11.1 million ($0.03 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance as a result of the 2008 first quarter Visa® IPO.
•	$11.0 million ($0.02 per common share) of asset impairment, including (a) $5.9 million venture capital loss included in other non-interest income, (b) $2.6 million charge off of a receivable included in other non-interest expense, and (c) $2.5 million write-down of leasehold improvements in our Cleveland main office included in net occupancy expense.
2007 — Fourth Quarter
•	$8.9 million ($0.02 per common share) negative impact primarily due to increases to litigation reserves on existing cases included in other non-interest expense.
2007 — First Quarter
•	$1.9 million ($0.01 per common share) negative impact primarily due to increases to litigation reserves on existing cases included in other non-interest expense.
Table 3 reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	September 30, 2008		June 30, 2008		September 30, 2007
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$75.1		$101.4		$138.2
Earnings per share, after tax		$0.17		$0.25		$0.38
Change from prior quarter — $		(0.08)		(0.10)		0.04
Change from prior quarter — %		(32.0)%		(28.6)%		11.8%

Change from a year-ago — $		$(0.21)		$(0.09)		$(0.27)
Change from a year-ago — %		(55.3)%		(26.5)%		(41.5)%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Net market-related losses	$(47.1)	$(0.08)	$(6.8)	$(0.01)	$(18.0)	$(0.03)
Deferred tax valuation allowance (provision) benefit (3)	(3.7)	(0.01)	3.4	0.01	—	—
Merger and restructuring costs	—	—	(14.6)	(0.03)	(32.3)	(0.06)

	Nine Months Ended
	September 30, 2008		September 30, 2007
(in millions)	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$303.5		$314.4
Earnings per share, after tax		$0.76		$1.12
Change from a year-ago — $		(0.36)		(0.44)
Change from a year-ago — %		(32.1)%		(28.2)%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS

Aggregate impact of Visa® IPO	$37.5	$0.07	$—	$—
Deferred tax valuation allowance benefit (3)	10.8	0.03	—	—
Net market-related losses	(74.0)	(0.13)	(31.9)	(0.07)
Merger and restructuring costs	(21.8)	(0.04)	(40.7)	(0.09)
Asset impairment	(11.0)	(0.02)	—	—
Litigation losses	—	—	(1.9)	—

(1)	Refer to the “Significant Items” section for additional discussion regarding these items.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
2008 Third Quarter versus 2007 Third Quarter
     Fully taxable equivalent net interest income decreased $21.3 million, or 5%, from the year-ago quarter. This reflected the unfavorable impact of a 23 basis point decline in the net interest margin to 3.29%, with 8 basis points of the decline reflecting the 2007 fourth quarter restructuring of the Franklin credit. The negative impact from the decline in the net interest margin was partially offset by a $0.8 billion, or 2%, increase in average earning assets. The increase in average earning assets, reflected growth in average loans and leases, partially offset by a decline in other earnings assets.
     Table 4 details the increases in average loans and leases and average deposits.
     Table 4 — Average Loans/Leases and Deposits — 2008 Third Quarter vs. 2007 Third Quarter

	Third Quarter		Change
(in thousands)	2008	2007	Amount	Percent
Net interest income — FTE	$394,087	$415,345	$(21,258)	(5.1)%

Average Loans and Deposits (in millions)
Loans/Leases
Commercial and industrial	$13,629	$13,036	$593	4.5%
Commercial real estate	9,816	8,980	836	9.3

Total commercial	23,445	22,016	1,429	6.5

Automobile loans and leases	4,624	4,354	270	6.2
Home equity	7,453	7,468	(15)	(0.2)
Residential mortgage	4,812	5,456	(644)	(11.8)
Other consumer	670	534	136	25.5

Total consumer	17,559	17,812	(253)	(1.4)

Total loans	$41,004	$39,828	$1,176	3.0%

Deposits
Demand deposits — non-interest bearing	$5,080	$5,384	$(304)	(5.6)%
Demand deposits — interest bearing	4,005	3,808	197	5.2
Money market deposits	5,860	6,869	(1,009)	(14.7)
Savings and other domestic time deposits	4,911	5,127	(216)	(4.2)
Core certificates of deposit	11,883	10,451	1,432	13.7

Total core deposits	31,739	31,639	100	0.3
Other deposits	6,064	6,013	51	0.8

Total deposits	$37,803	$37,652	$151	0.4%

     The $1.2 billion, or 3%, increase in average total loans and leases primarily reflected:
•	$1.4 billion, or 6%, increase in average total commercial loans, with growth reflected in both C&I and CRE loans. The $0.8 billion, or 9%, increase in average CRE loans was primarily to existing borrowers with a focus on traditional income producing property types and was not related to the single family home builder segment. The $0.6 billion, or 5%, growth in C&I loans reflected a combination of originations to existing borrowers and originations to new high credit quality customers. We have been able to attract new relationships that historically dealt exclusively with competitors. These “house account” types of relationships are typically the highest quality borrowers and bring the added benefit of significant new deposit and other non-credit relationships.

Partially offset by:
•	$0.3 billion, or 1%, decrease in average total consumer loans. This reflected a $0.6 billion, or 12%, decline in residential mortgages, reflecting loan sales in prior quarters. Average home equity loans were little changed. Partially offsetting the decline was a $0.3 billion, or 6%, growth in average automobile loans and leases. The increase was exclusively in the automobile loan segment, and we are confident in the underwriting strategies employed that generated the growth as our 2008 originations have shown lower levels of risk.
     The $0.2 billion increase in average total deposits reflected growth in both average total core deposits, and to a lesser degree, other deposits. Changes from the year-ago period reflected the continuation of customers transferring funds from lower rate to higher rate accounts like certificates of deposits as short-term rates have fallen. Specifically, average core certificates of deposit increased $1.4 billion, or 14%, whereas average money market deposits and savings and other domestic time deposits decreased $1.0 billion and $0.2 billion, respectively. Average interest bearing demand deposits increased $0.2 billion, or 5%, whereas average non-interest bearing demand deposits declined $0.3 billion, or 6%, again reflecting customer preference for interest bearing accounts.
2008 Third Quarter versus 2008 Second Quarter
     Compared with the 2008 second quarter, fully taxable equivalent net interest income decreased $1.4 million. This reflected a $0.6 billion, or 1%, decline in average earning assets, as the net interest margin was unchanged at 3.29%.
     Table 5 details the slight decreases in average loans and leases and average deposits.
Table 5 — Average Loans/Leases and Deposits — 2008 Third Quarter vs. 2008 Second Quarter

	2008		Change
(in thousands)	Third Quarter	Second Quarter	Amount	Percent
Net interest income — FTE	$394,087	$395,490	$(1,403)	(0.4)%

Average Loans and Deposits (in millions)
Loans/Leases
Commercial and industrial	$13,629	$13,631	$(2)	(0.0)%
Commercial real estate	9,816	9,601	215	2.2

Total commercial	23,445	23,232	213	0.9

Automobile loans and leases	4,624	4,551	73	1.6
Home equity	7,453	7,365	88	1.2
Residential mortgage	4,812	5,178	(366)	(7.1)
Other consumer	670	699	(29)	(4.1)

Total consumer	17,559	17,793	(234)	(1.3)

Total loans	$41,004	$41,025	$(21)	(0.1)%

Deposits
Demand deposits — non-interest bearing	$5,080	$5,061	$19	0.4%
Demand deposits — interest bearing	4,005	4,086	(81)	(2.0)
Money market deposits	5,860	6,267	(407)	(6.5)
Savings and other domestic time deposits	4,911	5,047	(136)	(2.7)
Core certificates of deposit	11,883	10,950	933	8.5

Total core deposits	31,739	31,411	328	1.0
Other deposits	6,064	6,616	(552)	(8.3)

Total deposits	$37,803	$38,027	$(224)	(0.6)%

     Average total loans and leases were essentially unchanged between quarters. However, average total commercial loans increased 1%, reflecting 2% growth in CRE loans, as total average C&I loans were little changed. The current quarter’s CRE growth was comprised primarily of new or increased loan facilities to existing borrowers. This growth was not associated with the single family home builder segment as exposure to this segment declined during the quarter. Average total consumer loans decreased $0.2 billion, or 1%, reflecting a $0.4 billion, or 7%, decline in average residential mortgages due to a full quarter’s impact of $473 million of the residential mortgages sold in the prior quarter. Average automobile loans and leases increased 2%, with average home equity loans increasing 1%. We remain very comfortable with our origination strategies in the consumer segments, and are confident that we are continuing to lend to high quality borrowers.
     Average total deposits were $37.8 billion, down $0.2 billion, or 1%, from the prior quarter and reflected:
•	$0.6 billion, or 8%, decrease in average non-core deposits, primarily reflecting a decline in brokered deposits.
Partially offset by:
•	$0.3 billion, or 1%, increase in average total core deposits. The primary driver of the change was growth in higher rate core certificates of deposit, partially offset by a decline in lower rate money market accounts.
     Tables 6 and 7 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 6 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2008			2007		3Q08 vs 3Q07
(in millions)	Third	Second	First	Fourth	Third	Amount	Percent

Assets
Interest bearing deposits in banks	$321	$256	$293	$324	$292	$29	9.9%
Trading account securities	992	1,243	1,186	1,122	1,149	(157)	(13.7)
Federal funds sold and securities purchased under resale agreements	363	566	769	730	557	(194)	(34.8)
Loans held for sale	274	501	565	493	419	(145)	(34.6)
Investment securities:
Taxable	3,975	3,971	3,774	3,807	3,951	24	0.6
Tax-exempt	712	717	703	689	675	37	5.5

Total investment securities	4,687	4,688	4,477	4,496	4,626	61	1.3
Loans and leases: (1)
Commercial:
Commercial and industrial	13,629	13,631	13,343	13,270	13,036	593	4.5
Commercial real estate:
Construction	2,090	2,038	2,014	1,892	1,815	275	15.2
Commercial	7,726	7,563	7,273	7,161	7,165	561	7.8

Commercial real estate	9,816	9,601	9,287	9,053	8,980	836	9.3

Total commercial	23,445	23,232	22,630	22,323	22,016	1,429	6.5

Consumer:
Automobile loans	3,856	3,636	3,309	3,052	2,931	925	31.6
Automobile leases	768	915	1,090	1,272	1,423	(655)	(46.0)

Automobile loans and leases	4,624	4,551	4,399	4,324	4,354	270	6.2
Home equity	7,453	7,365	7,274	7,297	7,468	(15)	(0.2)
Residential mortgage	4,812	5,178	5,351	5,437	5,456	(644)	(11.8)
Other loans	670	699	713	728	534	136	25.5

Total consumer	17,559	17,793	17,737	17,786	17,812	(253)	(1.4)

Total loans and leases	41,004	41,025	40,367	40,109	39,828	1,176	3.0
Allowance for loan and lease losses	(731)	(654)	(630)	(474)	(475)	(256)	(53.9)

Net loans and leases	40,273	40,371	39,737	39,635	39,353	920	2.3

Total earning assets	47,641	48,279	47,657	47,274	46,871	770	1.6

Cash and due from banks	925	943	1,036	1,098	1,111	(186)	(16.7)
Intangible assets	3,441	3,449	3,472	3,440	3,337	104	3.1
All other assets	3,384	3,522	3,350	3,142	3,124	260	8.3

Total Assets	$54,660	$55,539	$54,885	$54,480	$53,968	$692	1.3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,080	$5,061	$5,034	$5,218	$5,384	$(304)	(5.6)%
Demand deposits — interest bearing	4,005	4,086	3,934	3,929	3,808	197	5.2
Money market deposits	5,860	6,267	6,753	6,845	6,869	(1,009)	(14.7)
Savings and other domestic deposits	4,911	5,047	5,004	5,012	5,127	(216)	(4.2)
Core certificates of deposit	11,883	10,950	10,790	10,666	10,451	1,432	13.7

Total core deposits	31,739	31,411	31,515	31,670	31,639	100	0.3
Other domestic deposits of $100,000 or more	1,991	2,145	1,989	1,739	1,584	407	25.7
Brokered deposits and negotiable CDs	3,025	3,361	3,542	3,518	3,728	(703)	(18.9)
Deposits in foreign offices	1,048	1,110	885	748	701	347	49.5

Total deposits	37,803	38,027	37,931	37,675	37,652	151	0.4
Short-term borrowings	2,131	2,854	2,772	2,489	2,542	(411)	(16.2)
Federal Home Loan Bank advances	3,139	3,412	3,389	3,070	2,553	586	23.0
Subordinated notes and other long-term debt	4,382	3,928	3,814	3,875	3,912	470	12.0

Total interest bearing liabilities	42,375	43,160	42,872	41,891	41,275	1,100	2.7

All other liabilities	884	963	1,104	1,160	1,103	(219)	(19.9)
Shareholders’ equity	6,321	6,355	5,875	6,211	6,206	115	1.9

Total Liabilities and Shareholders’ Equity	$54,660	$55,539	$54,885	$54,480	$53,968	$692	1.3%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 7 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2008			2007
Fully taxable equivalent basis (1)	Third	Second	First	Fourth	Third

Assets
Interest bearing deposits in banks	2.17%	2.77%	3.97%	4.30%	4.69%
Trading account securities	5.45	5.13	5.27	5.72	6.01
Federal funds sold and securities purchased under resale agreements	2.02	2.08	3.07	4.59	5.26
Loans held for sale	6.54	5.98	5.41	5.86	5.13
Investment securities:
Taxable	5.54	5.50	5.71	5.98	6.09
Tax-exempt	6.80	6.77	6.75	6.74	6.78

Total investment securities	5.73	5.69	5.88	6.10	6.19
Loans and leases: (3)
Commercial:
Commercial and industrial	5.46	5.53	6.32	6.92	7.70
Commercial real estate:
Construction	4.69	4.81	5.86	7.24	7.70
Commercial	5.33	5.47	6.27	7.09	7.63

Commercial real estate	5.19	5.32	6.18	7.12	7.65

Total commercial	5.35	5.45	6.27	7.00	7.68

Consumer:
Automobile loans	7.13	7.12	7.25	7.31	7.25
Automobile leases	5.70	5.59	5.53	5.52	5.56

Automobile loans and leases	6.89	6.81	6.82	6.78	6.70
Home equity	6.19	6.43	7.21	7.81	7.94
Residential mortgage	5.83	5.78	5.86	5.88	6.06
Other loans	9.71	9.98	10.43	10.91	11.48

Total consumer	6.41	6.48	6.84	7.10	7.17

Total loans and leases	5.80	5.89	6.51	7.05	7.45

Total earning assets	5.77%	5.85%	6.40%	6.88%	7.25%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	0.51	0.55	0.82	1.14	1.53
Money market deposits	1.66	1.76	2.83	3.67	3.78
Savings and other domestic deposits	1.74	1.83	2.27	2.54	2.54
Core certificates of deposit	4.05	4.37	4.68	4.83	4.98

Total core deposits	2.57	2.67	3.18	3.55	3.69
Other domestic deposits of $100,000 or more	3.47	3.77	4.38	5.00	4.89
Brokered deposits and negotiable CDs	3.37	3.38	4.43	5.24	5.42
Deposits in foreign offices	1.49	1.66	2.16	3.27	3.29

Total deposits	2.66	2.78	3.36	3.80	3.94
Short-term borrowings	1.42	1.66	2.78	3.74	4.10
Federal Home Loan Bank advances	2.92	3.01	3.94	5.03	5.31
Subordinated notes and other long-term debt	4.29	4.21	5.12	5.93	6.15

Total interest bearing liabilities	2.79%	2.85%	3.53%	4.09%	4.24%

Net interest rate spread	2.98%	3.00%	2.87%	2.79%	3.01%
Impact of non-interest bearing funds on margin	0.31	0.29	0.36	0.47	0.51

Net interest margin	3.29%	3.29%	3.23%	3.26%	3.52%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2008 First Nine Months versus 2007 First Nine Months
     Fully taxable equivalent net interest income increased $239.4 million, or 26%, from the first nine-month period of 2007. This reflected the favorable impact of an $11.2 billion, or 31%, increase in average earning assets. The increase in average earning assets, with $9.9 billion representing an increase in average loans and leases, was partially offset by a 13 basis point decline in the net interest margin to 3.27%. The increase in average earning assets, including loans and leases, was primarily Sky Financial merger-related.
     Table 8 details the estimated merger-related impacts to our average loans and leases and average deposits.
Table 8 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — 2008 First Nine Months vs. 2007 First Nine Months

	Nine Months Ended				Merger
	September 30,		Change		Related	Non-merger Related
(in thousands)	2008	2007	Amount	Percent		Amount	Percent (1)
Net interest income — FTE	$1,171,903	$932,463	$239,440	25.7%	$303,184	$(63,744)	(5.2)%

Average Loans and Deposits (in millions)
Loans
Commercial and industrial	$13,535	$9,748	$3,787	38.8%	$3,183	$604	4.7%
Commercial real estate	9,568	6,051	3,517	58.1	2,647	870	10.0

Total commercial	23,103	15,799	7,304	46%	5,830	1,474	6.8

Automobile loans and leases	4,525	4,048	477	11.8%	288	189	4.4
Home equity	7,364	5,794	1,570	27.1	1,590	(20)	(0.3)
Residential mortgage	5,113	4,771	342	7.2	741	(399)	(7.2)
Other consumer	695	461	234	50.8	95	139	25.0

Total consumer	17,697	15,074	2,623	17.4	2,714	(91)	(0.5)

Total loans	$40,800	$30,873	$9,927	32.2%	$8,544	$1,383	3.5%

Deposits
Demand deposits — non-interest bearing	$5,058	$4,175	$883	21.1%	$1,219	$(336)	(6.2)%
Demand deposits — interest bearing	4,008	2,859	1,149	40.2	973	176	4.6
Money market deposits	6,292	5,946	346	5.8	664	(318)	(4.8)
Savings and other domestic time deposits	4,987	3,660	1,327	36.3	1,729	(402)	(7.5)
Core certificates of deposit	11,210	7,183	4,027	56.1	3,087	940	9.2

Total core deposits	31,555	23,823	7,732	32.5	7,672	60	0.2
Other deposits	6,366	5,017	1,349	26.9	895	454	7.7

Total deposits	$37,921	$28,840	$9,081	31.5%	$8,567	$514	1.4%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $1.4 billion, or 4%, non-merger-related increase in average total loans and leases primarily reflected:
•	$1.5 billion, or 7%, growth in average total commercial loans, with growth reflected in both the C&I and CRE portfolios. The growth in CRE loans was primarily to existing borrowers with a focus on traditional income producing property types and was not related to the single family home builder segment. The growth in C&I loans reflected a combination of originations to existing borrowers and originations to new high quality borrowers.
Partially offset by:
•	$0.1 billion, or 1%, decline in total average consumer loans reflecting a $0.4 billion, or 7%, decline in residential mortgages, due to loan sales. This decrease was partially offset by a $0.2 billion, or 4%, increase in average automobile loans and leases reflecting higher automobile loan originations.

     The $0.5 billion, or 1%, non-merger-related increase in average total deposits reflected a $0.5 billion, or 8%, growth in other deposits. These deposits were primarily other domestic time deposits of $100,000 or more reflecting increases in commercial and public fund deposits. Changes from the comparable year-ago period also reflected customers transferring funds from lower rate to higher rate accounts like certificates of deposit as short-term rates had fallen.

Table 9 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

		YTD Average Balances			YTD Average Rates (2)
Fully taxable equivalent basis (1)	Nine Months Ended Sept 30,		Change		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	Amount	Percent	2008	2007

Assets
Interest bearing deposits in banks	$290	$187	$103	55.1%	2.96%	4.93%
Trading account securities	1,139	480	659	N.M.	5.26	5.94
Federal funds sold and securities purchased under resale agreements	565	545	20	3.7	2.52	5.26
Loans held for sale	446	318	128	40.3	5.86	5.61
Investment securities:
Taxable	3,907	3,601	306	8.5	5.58	6.11
Tax-exempt	711	632	79	12.5	6.77	6.71

Total investment securities	4,618	4,233	385	9.1	5.76	6.20
Loans and leases: (3)
Commercial:
Commercial and industrial	13,535	9,748	3,787	38.8	5.79	7.52
Commercial real estate:
Construction	2,047	1,412	635	45.0	5.14	7.88
Commercial	7,521	4,639	2,882	62.1	5.68	7.56

Commercial real estate	9,568	6,051	3,517	58.1	5.56	7.64

Total commercial	23,103	15,799	7,304	46.2	5.68	7.57

Consumer:
Automobile loans	3,601	2,492	1,109	44.5	7.16	7.11
Automobile leases	924	1,556	(632)	(40.6)	5.60	5.38

Automobile loans and leases	4,525	4,048	477	11.8	6.85	6.44
Home equity	7,364	5,794	1,570	27.1	6.60	7.72
Residential mortgage	5,113	4,771	342	7.2	5.83	5.76
Other loans	695	461	234	50.8	10.05	10.88

Total consumer	17,697	15,074	2,623	17.4	6.58	6.85

Total loans and leases	40,800	30,873	9,927	32.2	6.08	7.22

Allowance for loan and lease losses	(672)	(351)	(321)	91.5

Net loans and leases	40,128	30,522	9,606	31.5

Total earning assets	47,858	36,636	11,222	30.6	6.01%	7.08%

Cash and due from banks	968	925	43	4.6
Intangible assets	3,454	1,540	1,914	N.M.
All other assets	3,419	2,670	749	28.1

Total Assets	$55,027	$41,420	$13,607	32.9%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,058	$4,175	$883	21.1%	—%	—%
Demand deposits — interest bearing	4,008	2,859	1,149	40.2	0.62	1.36
Money market deposits	6,292	5,946	346	5.8	2.11	4.00
Savings and other domestic time deposits	4,987	3,660	1,327	36.3	1.95	2.02
Core certificates of deposit	11,210	7,183	4,027	56.1	4.36	4.86

Total core deposits	31,555	23,823	7,732	32.5	2.80	3.56

Other domestic time deposits of $100,000 or more	2,042	1,266	776	61.3	3.87	5.14
Brokered deposits and negotiable CDs	3,309	3,146	163	5.2	3.75	5.48
Deposits in foreign offices	1,015	605	410	67.8	1.75	3.16

Total deposits	37,921	28,840	9,081	31.5	2.93	3.88
Short-term borrowings	2,584	2,163	421	19.5	1.99	4.29
Federal Home Loan Bank advances	3,312	1,675	1,637	97.7	3.30	4.97
Subordinated notes and other long-term debt	4,043	3,624	419	11.6	4.52	5.96

Total interest bearing liabilities	42,802	32,127	10,675	33.2	3.05	4.20

All other liabilities	983	1,018	(35)	(3.4)
Shareholders’ equity	6,184	4,100	2,084	50.8

Total Liabilities and Shareholders’ Equity	$55,027	$41,420	$13,607	32.9%

Net interest rate spread					2.96	2.88
Impact of non-interest bearing funds on margin					0.31	0.52

Net interest margin					3.27%	3.40%

N.M., not a meaningful value.

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

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
     The provision for credit losses in the 2008 third quarter was $125.4 million, up $4.6 million from the prior quarter, and exceeded net charge-offs by $41.6 million. The provision for credit losses in the current quarter was $83.4 million higher than in the year-ago quarter. The provision for credit losses in the first nine-month period of 2008 was $334.9 million, an increase of $203.3 million from $131.5 million in the comparable year-ago period. The reported provision for credit losses for the first nine-month period of 2008 exceeded net charge-offs by $137.4 million (see “Credit Quality” discussion).
Non-Interest Income
(This section should be read in conjunction with Significant Items 1, 3, 4, 5, and 6.)
     Table 10 reflects non-interest income for each of the past five quarters:
Table 10 — Non-Interest Income

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

Service charges on deposit accounts	$80,508	$79,630	$72,668	$81,276	$78,107
Trust services	30,952	33,089	34,128	35,198	33,562
Brokerage and insurance income	34,309	35,694	36,560	30,288	28,806
Other service charges and fees	23,446	23,242	20,741	21,891	21,045
Bank owned life insurance income	13,318	14,131	13,750	13,253	14,847
Mortgage banking income (loss)	10,302	12,502	(7,063)	3,702	9,629
Securities (losses) gains	(73,790)	2,073	1,429	(11,551)	(13,152)
Other income (loss)	48,812	36,069	63,539	(3,500)	31,830

Total non-interest income	$167,857	$236,430	$235,752	$170,557	$204,674

	Nine Months Ended		Change
	September 30,		YTD 2008 vs 2007
(in thousands)	2008	2007	Amount	Percent

Service charges on deposit accounts	$232,806	$172,917	$59,889	34.6%
Trust services	98,169	86,220	11,949	13.9
Brokerage and insurance income	106,563	62,087	44,476	71.6
Other service charges and fees	67,429	49,176	18,253	37.1
Bank owned life insurance income	41,199	36,602	4,597	12.6
Mortgage banking income	15,741	26,102	(10,361)	(39.7)
Securities losses	(70,288)	(18,187)	(52,101)	N.M.
Other income	148,420	91,127	57,293	62.9

Total non-interest income	$640,039	$506,044	$133,995	26.5%

     Table 11 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:

Table 11 — Mortgage Banking Income and Net Impact of MSR Hedging

	2008			2007		3Q08 vs 3Q07
(in thousands, except as noted)	Third	Second	First	Fourth	Third	Amount	Percent

Mortgage Banking Income

Origination and secondary marketing	$7,647	$13,098	$9,332	$5,879	$8,375	$(728)	(8.7)%
Servicing fees	11,838	11,166	10,894	11,405	10,811	1,027	9.5
Amortization of capitalized servicing (1)	(6,234)	(7,024)	(6,914)	(5,929)	(6,571)	337	5.1
Other mortgage banking income	3,519	5,959	4,331	4,113	3,016	503	16.7

Sub-total	16,770	23,199	17,643	15,468	15,631	1,139	7.3

MSR valuation adjustment (1)	(10,251)	39,031	(18,093)	(21,245)	(9,863)	(388)	3.9
Net trading gains (losses) related to MSR hedging	3,783	(49,728)	(6,613)	9,479	3,861	(78)	(2.0)

Total mortgage banking income (loss)	$10,302	$12,502	$(7,063)	$3,702	$9,629	$673	7.0%

Average trading account securities used to hedge MSRs (in millions)	$941	$1,190	$1,139	$1,073	$1,102	$(161)	(14.6)%
Capitalized mortgage servicing rights (2)	230,398	240,024	191,806	207,894	228,933	1,465	0.6
Total mortgages serviced for others (in millions) (2)	15,741	15,770	15,138	15,088	15,073	668	4.4
MSR % of investor servicing portfolio	1.46%	1.52%	1.27%	1.38%	1.52%	(0.06)%	(3.6)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(10,251)	$39,031	$(18,093)	$(21,245)	$(9,863)	$(388)	3.9%
Net trading gains (losses) related to MSR hedging	3,783	(49,728)	(6,613)	9,479	3,861	(78)	(2.0)
Net interest income related to MSR hedging	8,368	9,364	5,934	3,192	2,357	6,011	N.M.

Net impact of MSR hedging	$1,900	$(1,333)	$(18,772)	$(8,574)	$(3,645)	$5,545	N.M. %

	Nine Months Ended September 30,		YTD 2008 vs 2007
(in thousands, except as noted)	2008	2007	Amount	Percent

Mortgage Banking Income

Origination and secondary marketing	$30,077	$20,086	$9,991	49.7%
Servicing fees	33,898	24,607	9,291	37.8
Amortization of capitalized servicing (1)	(20,172)	(14,658)	(5,514)	37.6
Other mortgage banking income	13,809	9,085	4,724	52.0

Sub-total	57,612	39,120	18,492	47.3

MSR valuation adjustment (1)	10,687	5,114	5,573	N.M.
Net trading losses related to MSR hedging	(52,558)	(18,132)	(34,426)	N.M.

Total mortgage banking income	$15,741	$26,102	$(10,361)	(39.7)%

Average trading account securities used to hedge MSRs (in millions)	$1,089	$433	$656	N.M. %
Capitalized mortgage servicing rights (2)	230,398	228,933	1,465	0.6%
Total mortgages serviced for others (in millions) (2)	15,741	15,073	668	4.4
MSR % of investor servicing portfolio	1.46%	1.52%	(0.06)	(14.9)%

Net Impact of MSR Hedging

MSR valuation adjustment (1)	$10,687	$5,114	$5,573	N.M. %
Net trading losses related to MSR hedging	(52,558)	(18,132)	(34,426)	N.M.
Net interest income related to MSR hedging	23,666	2,605	21,061	N.M.

Net impact of MSR hedging	$(18,205)	$(10,413)	$(7,792)	74.8%

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2008 Third Quarter versus 2007 Third Quarter
     Non-interest income decreased $36.8 million, or 18%, from the year-ago quarter.
Table 12 — Non-Interest Income — 2008 Third Quarter vs. 2007 Third Quarter

					Change attributable to:
	Third Quarter		Change		Significant		Other
(in thousands)	2008	2007	Amount	Percent	Items		Amount	Percent

Service charges on deposit accounts	$80,508	$78,107	$2,401	3.1%	$—		$2,401	3.1%
Trust services	30,952	33,562	(2,610)	(7.8)	—		(2,610)	(7.8)
Brokerage and insurance income	34,309	28,806	5,503	19.1	—		5,503	19.1
Other service charges and fees	23,446	21,045	2,401	11.4	—		2,401	11.4
Bank owned life insurance income	13,318	14,847	(1,529)	(10.3)	—		(1,529)	(10.3)
Mortgage banking income	10,302	9,629	673	7.0	(466	) (1)	1,139	11.8
Securities losses	(73,790)	(13,152)	(60,638)	N.M.	(60,638	) (2)	—	0.0
Other income	48,812	31,830	16,982	53.4	7,786	(2)	9,196	28.9

Total non-interest income	$167,857	$204,674	$(36,817)	(18.0)%	$(53,318)		$16,501	8.1%

N.M., not a Meaningful Value.

(1)	Refer to Significant Item #4 of the “Significant Items” discussion.

(2)	Refer to Significant Item #5 of the “Significant Items” discussion.
     Of the $36.8 million, or 18%, decrease in total non-interest income, $53.3 million came from Significant Items (see “Significant Items” discussion). The remaining $16.5 million, or 8%, increase reflected:
•	$9.2 million, or 29%, increase in other income, reflecting higher operating lease income, partially offset by declines in official check processing, merchant services, and derivatives income.

•	$5.5 million, or 19%, increase in brokerage and insurance income, reflecting growth in annuity sales and the 2007 fourth quarter acquisition of an insurance agency.

•	$2.4 million, or 3%, increase in service charges on deposit accounts, primarily reflecting strong growth in commercial service charges, partially offset by a decline in personal service charge income.

•	$2.4 million, or 11%, increase in other service charges and fees, reflecting higher debit card volume.
Partially offset by:
•	$2.6 million, or 8%, decline in trust services income, reflecting the impact of lower market values on asset management revenues.

2008 Third Quarter versus 2008 Second Quarter
     Non-interest income decreased $68.6 million, or 29%, from the second quarter.
Table 13 — Non-Interest Income — 2008 Third Quarter vs. 2008 Second Quarter

	Third	Second			Change attributable to:
	Quarter	Quarter	Change		Significant		Other
(in thousands)	2008	2008	Amount	Percent	Items		Amount	Percent

Service charges on deposit accounts	$80,508	$79,630	$878	1.1%	$—		$878	1.1%
Trust services	30,952	33,089	(2,137)	(6.5)	—		(2,137)	(6.5)
Brokerage and insurance income	34,309	35,694	(1,385)	(3.9)	—		(1,385)	(3.9)
Other service charges and fees	23,446	23,242	204	0.9	—		204	0.9
Bank owned life insurance income	13,318	14,131	(813)	(5.8)	—		(813)	(5.8)
Mortgage banking income	10,302	12,502	(2,200)	(17.6)	4,229	(1)	(6,429)	(51.4)
Securities (losses) gains	(73,790)	2,073	(75,863)	N.M.	(75,863	)(2)	—	0.0
Other income	48,812	36,069	12,743	35.3	13,139	(2)	(396)	(1.1)

Total non-interest income	$167,857	$236,430	$(68,573)	(29.0)%	$(58,495)		$(10,078)	(4.3)%

N.M., not a meaningful value.

(1)	Refer to Significant Item #4 of the “Significant Items” discussion.

(2)	Refer to Significant Item #5 of the “Significant Items” discussion.
     The $68.6 million decrease in total non-interest income included a net charge of $58.5 million from Significant Items (see “Significant Items” discussion). The remaining $10.1 million, or 4%, decline reflected:
•	$6.4 million, or 51%, decline in mortgage banking income, primarily reflecting a 35% decline in origination activity, and lower gains on loan sales.

•	$2.1 million, or 6%, decline in trust services income, reflecting the impact of lower market values on asset management revenues.

•	$1.4 million, or 4%, decline in brokerage and insurance income, primarily reflecting seasonally lower insurance contingency fees.

2008 First Nine Months versus 2007 First Nine Months
     Non-interest income for the first nine-month period of 2008 increased $134.0 million from the comparable year-ago period.
Table 14 — Non-Interest Income — Estimated Merger Related Impact — 2008 First Nine Months vs. 2007 First Nine Months

	Nine Months Ended				Change attributable to:
	September 30,		Change			Significant		Other
(in thousands)	2008	2007	Amount	Percent	Merger Related	Items		Amount	Percent (1)

Service charges on deposit accounts	$232,806	$172,917	$59,889	34.6%	$48,220	—		$11,669	5.3%
Trust services	98,169	86,220	11,949	13.9	14,018	—		(2,069)	(2.1)
Brokerage and insurance income	106,563	62,087	44,476	71.6	34,122	—		10,354	10.8
Other service charges and fees	67,429	49,176	18,253	37.1	11,600	—		6,653	10.9
Bank owned life insurance income	41,199	36,602	4,597	12.6	3,614	—		983	2.4
Mortgage banking income	15,741	26,102	(10,361)	(39.7)	12,512	(28,853	)(2)	5,980	15.5
Securities losses	(70,288)	(18,187)	(52,101)	286.5	566	(52,667	)(3)	—	—
Other income	148,420	91,127	57,293	62.9	12,780	20,794	(4)	23,719	22.8

Total non-interest income	$640,039	$506,044	$133,995	26.5%	$137,432	$(60,726)		$57,289	8.9%

(1)	Calculated as other / (prior period + merger-related)

(2)	Refer to Significant Item #4 of the “Significant Items” discussion.

(3)	Refer to Significant Item #5 of the “Significant Items” discussion.

(4)	Refer to Significant Items #3, #5, and #6 of the “Significant Items” discussion.
     The $134.0 million increase in total non-interest income reflected the $137.4 million of merger-related impacts, and the net charge of $60.7 million from Significant Items (see “Significant Items” discussion). The remaining $57.3 million, or 9%, increase included:
•	$23.7 million, or 23%, increase in other income, reflecting primarily higher operating lease income.

•	$11.7 million, or 5%, increase in service charges on deposit accounts, primarily reflecting strong growth in personal service charge income.

•	$10.4 million, or 11%, increase in brokerage and insurance income, reflecting growth in annuity sales and the 2007 fourth quarter acquisition of an insurance agency.

Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 3, 5, and 6.)
     Table 15 reflects non-interest expense for each of the past five quarters:
Table 15 — Non-Interest Expense

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

Salaries	$151,982	$163,595	$159,946	$178,855	$166,719
Benefits	32,845	36,396	41,997	35,995	35,429

Personnel costs	184,827	199,991	201,943	214,850	202,148
Outside data processing and other services	32,386	30,186	34,361	39,130	40,600
Net occupancy	25,215	26,971	33,243	26,714	33,334
Equipment	22,102	25,740	23,794	22,816	23,290
Amortization of intangibles	19,463	19,327	18,917	20,163	19,949
Marketing	7,049	7,339	8,919	16,175	13,186
Professional services	13,405	13,752	9,090	14,464	11,273
Telecommunications	6,007	6,864	6,245	8,513	7,286
Printing and supplies	4,316	4,757	5,622	6,594	4,743
Other expense	24,226	42,876	28,347	70,133	29,754

Total non-interest expense	$338,996	$377,803	$370,481	$439,552	$385,563

	Nine Months Ended September 30,		YTD 2008 vs 2007
(in thousands)	2008	2007	Amount	Percent

Salaries	$475,523	$378,399	$97,124	25.7
Benefits	111,238	93,579	17,659	18.9

Personnel costs	586,761	471,978	114,783	24.3
Outside data processing and other services	96,933	88,115	8,818	10.0
Net occupancy	85,429	72,659	12,770	17.6
Equipment	71,636	58,666	12,970	22.1
Amortization of intangibles	57,707	24,988	32,719	N.M.
Marketing	23,307	29,868	(6,561)	(22.0)
Professional Services	36,247	25,856	10,391	40.2
Telecommunication	19,116	15,989	3,127	19.6
Printing and supplies	14,695	11,657	3,038	26.1
Other expense	95,449	72,514	22,935	31.6

Total non-interest expense	$1,087,280	$872,290	$214,990	24.6%

N.M., not a meaningful value.

2008 Third Quarter versus 2007 Third Quarter
     Non-interest expense decreased $46.6 million, or 12%, from the year-ago quarter.
Table 16 — Non-Interest Expense — 2008 Third Quarter vs. 2007 Third Quarter

	Third	Third			Change attributable to:
	Quarter	Quarter	Change		Restructuring/	Significant		Other
(in thousands)	2008	2007	Amount	Percent	Merger Costs	Items		Amount	Percent (1)
Personnel costs	$184,827	$202,148	$(17,321)	(8.6)%	$(7,750)	$—		$(9,571)	(4.9)%
Outside data processing and other services	32,386	40,600	(8,214)	(20.2)	(6,854)	—		(1,360)	(4.0)
Net occupancy	25,215	33,334	(8,119)	(24.4)	(7,439)	—		(680)	(2.6)
Equipment	22,102	23,290	(1,188)	(5.1)	(1,792)	—		604	2.8
Amortization of intangibles	19,463	19,949	(486)	(2.4)	—	—		(486)	(2.4)
Marketing	7,049	13,186	(6,137)	(46.5)	(4,966)	—		(1,171)	(14.2)
Professional services	13,405	11,273	2,132	18.9	(1,555)	—		3,687	37.9
Telecommunications	6,007	7,286	(1,279)	(17.6)	(193)	—		(1,086)	(15.3)
Printing and supplies	4,316	4,743	(427)	(9.0)	(456)	—		29	0.7
Other expense (2)	24,226	29,754	(5,528)	(18.6)	(1,255)	(18,144	)(2)	13,871	48.7

Total non-interest expense	$338,996	$385,563	$(46,567)	(12.1)%	$(32,260)	$(18,144)		$3,837	1.1%

(1)	Calculated as other / (prior period + restructuring/merger costs)

(2)	Refer to Significant Item #5 of the “Significant Items” discussion.
     Of the $46.6 million decline, $32.3 million represented Sky Financial merger/restructuring costs in the year-ago quarter and $18.1 million reflected Significant Items (see “Significant Items” discussion). The remaining $3.8 million, or 1%, increase reflected:
•	$13.9 million, or 49%, increase in other expense, primarily reflecting an increase in operating lease expense ($8.8 million), with the remainder of the increase spread over a number of miscellaneous expense categories including other-real-estate-owned (OREO) losses ($2.8 million) and franchise and other taxes ($2.3 million).

•	$3.7 million, or 38%, increase in professional services expenses, reflecting increased legal and collection costs.
Partially offset by:
•	Expense reductions in various expense categories reflecting merger efficiencies.

•	$9.6 million, or 5%, decline in personnel costs reflecting the benefit of merger and restructuring efficiencies, including the impact of a 1,422, or 12%, reduction in full-time equivalent staff from the year-ago period, as well as lower incentive compensation.

2008 Third Quarter versus 2008 Second Quarter
     Non-interest expense decreased $38.8 million, or 10%, from the 2008 second quarter.
Table 17 — Non-Interest Expense — 2008 Third Quarter vs. 2008 Second Quarter

	Third	Second			Change attributable to:
	Quarter	Quarter	Change		Restructuring/	Significant		Other
(in thousands)	2008	2008	Amount	Percent	Merger Costs	Items		Amount	Percent (1)
Personnel costs	$184,827	$199,991	$(15,164)	(7.6)%	$(10,663)	$—		$(4,501)	(2.4)%
Outside data processing and other services	32,386	30,186	2,200	7.3	898	—		1,302	4.2
Net occupancy	25,215	26,971	(1,756)	(6.5)	(1,813)	—		57	0.2
Equipment	22,102	25,740	(3,638)	(14.1)	(2,813)	—		(825)	(3.6)
Amortization of intangibles	19,463	19,327	136	0.7	—	—		136	0.7
Marketing	7,049	7,339	(290)	(4.0)	(23)	—		(267)	(3.6)
Professional services	13,405	13,752	(347)	(2.5)	(91)	—		(256)	(1.9)
Telecommunications	6,007	6,864	(857)	(12.5)	(3)	—		(854)	(12.4)
Printing and supplies	4,316	4,757	(441)	(9.3)	(20)	—		(421)	(8.9)
Other expense (2)	24,226	42,876	(18,650)	(43.5)	(24)	(19,187	)(2)	561	1.3

Total non-interest expense	$338,996	$377,803	$(38,807)	(10.3)%	$(14,552)	$(19,187)		$(5,068)	(1.4)%

(1)	Calculated as other / (prior period + restructuring/merger costs)

(2)	Refer to Significant Item #5 of the “Significant Items” discussion.
     Of the $38.8 million decline, $14.6 million represented second quarter Sky Financial merger/restructuring costs and $19.2 million related to Significant Items (see “Significant Items” discussion). The remaining $5.1 million, or 1%, decline primarily reflected a $4.5 million, or 2%, decline in personnel costs, as full-time equivalent staff decreased by 360, or 3%.
2008 First Nine Months versus 2007 First Nine Months
     Non-interest expense for the first nine-month period of 2008 increased $215.0, or 25%, from the comparable year-ago period.
Table 18 — Non-Interest Expense — Estimated Merger Related Impact — 2008 First Nine Months vs. 2007 First Nine Months

	Nine Months Ended				Change Attributable to:
	September 30,		Change			Restructuring/	Significant		Other
(in thousands)	2008	2007	Amount	Percent	Merger Related	Merger Costs	Items		Amount	Percent (1)
Personnel costs	$586,761	$471,978	$114,783	24.3%	$136,500	$5,147			$(26,864)	(4.4)%
Outside data processing and other services	96,933	88,115	8,818	10.0	24,524	(9,012)			(6,694)	(6.5)
Net occupancy	85,429	72,659	12,770	17.6	20,368	(5,283)	$2,500	(2)	(4,815)	(5.5)
Equipment	71,636	58,666	12,970	22.1	9,598	1,117			2,255	3.3
Amortization of intangibles	57,707	24,988	32,719	N.M.	32,962	—			(243)	(0.4)
Marketing	23,307	29,868	(6,561)	(22.0)	8,722	(6,495)			(8,788)	(27.4)
Professional services	36,247	25,856	10,391	40.2	5,414	(2,952)			7,929	28.0
Telecommunications	19,116	15,989	3,127	19.6	4,448	404			(1,725)	(8.3)
Printing and supplies	14,695	11,657	3,038	26.1	2,748	(390)			680	4.9
Other expense	95,449	72,514	22,935	31.6	26,096	(1,374)	(27,933	)(3)	26,146	26.9

Total non-interest expense	$1,087,280	$872,290	$214,990	24.6%	$271,380	$(18,838)	$(25,433)		(12,119)	(1.1)%

N.M., not a meaningful value

(1)	Calculated as other / (prior period + merger-related + restructuring/merger costs)

(2)	Refer to Significant Item #6 of the “Significant Items” discussion.

(3)	Refer to Significant Items #3, #5, and #6 of the “Significant Items” discussion.

     Of the $215.0 million increase, $271.4 million pertained to merger-related expenses, partially offset by $18.8 million of lower merger/restructuring costs and $25.4 million lower expenses related to Significant Items (see “Significant Items” discussion). The net remaining $12.1 million, or 1%, decrease reflected:
•	$26.9 million, or 4%, decline in personnel expense reflecting the benefit of merger and restructuring efficiencies.

•	$8.8 million, or 27%, decline in marketing expense.

•	$7.4 million, or 8%, decline in occupancy expense, reflecting merger efficiencies.

•	$6.7 million, or 6%, decline in outside data processing and other services, reflecting merger efficiencies.
Partially offset by:
•	$28.7 million, or 30%, increase in other expense reflecting higher operating lease expense, insurance expense, and OREO losses.

•	$7.9 million, or 28%, increase in professional services, reflecting increased legal and collection costs.
     As a participating FDIC insured bank, we were assessed quarterly deposit insurance premiums totaling $18.1 million for the first nine-month period of 2008. However, we received a one-time assessment credit from the FDIC (see 2007 Form 10-K) which substantially offset our year-to-date 2008 deposit insurance premium and, therefore, only $1.8 million of deposit insurance premium expense was recognized for the first nine-month period of 2008.
     On October 7, 2008, the FDIC requested comment on a proposed rule that would increase the rates banks pay for deposit insurance. Specifically, the assessment rate schedule would be raised by 7 basis points (annualized) beginning January 1, 2009. The FDIC has also proposed changing the way the system measures risk among insured institutions in order to require riskier institutions to pay a larger assessment. Based on these proposed changes, as well as the full consumption of the one-time assessment credit (discussed above), we anticipate that our full-year 2009 deposit insurance premium expense will increase approximately $44 million compared with our expected full-year 2008 deposit insurance premium expense.
Provision for Income Taxes
(This section should be read in conjunction with Significant Items 1, 2, 3, and 6.)
     The provision for income taxes in the 2008 third quarter was $17.0 million, resulting in an effective tax rate of 18.5%. The effective tax rates in prior quarter and year-ago quarters were 20.6% and 26.0% respectively. During the 2008 third quarter, the effective tax rate included a $3.7 million addition to provision for income taxes, representing an increase to the previously established capital loss carry-forward valuation allowance related to the current quarter’s decline in value of Visa® shares held. This compared with $3.4 million benefit to the 2008 second quarter provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance related to the value of Visa® shares held. The effective tax rate for the 2008 fourth quarter is expected to be in the range of 18%-20%.
     In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. Our effective tax rate is based, in part, on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience. The Internal Revenue Service is currently examining our federal tax returns for the years ending 2004 and 2005. Also, we are subject to ongoing tax examinations in various jurisdictions for other time periods.
     During the 2008 third quarter, the Internal Revenue Service and other taxing jurisdictions have proposed various adjustments to our previously filed tax returns. We believe that the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

RISK MANAGEMENT AND CAPITAL
     Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2007 Form 10-K, and subsequent filings with the SEC. Additionally, the MD&A appearing in our 2007 Form 10-K should be read in conjunction with this discussion and analysis as this report provides only material updates to the 2007 Form 10-K. Our definition, philosophy, and approach to risk management are unchanged from the discussion presented in that document.
Credit Risk
          Credit risk is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with investment securities and derivatives. Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification.
Counterparty Risk
     In the normal course of business, we engage with other financial counterparties for a variety of purposes including asset and liability management, mortgage banking, and for trading activities. As a result, we are exposed to credit risk, or the risk of losses if the counterparty fails to perform according to the terms of a contract or agreement.
     We minimize counterparty risk through credit approvals, limits, and monitoring procedures similar to those used for our commercial portfolio (see “Commercial Credit” discussion), generally entering into transactions only with counterparties that carry high quality ratings, and obtain collateral when appropriate.
Credit Exposure Mix
(This section should be read in conjunction with Significant Items 1 and 2.)
     As shown in Table 19, at September 30, 2008, commercial loans totaled $23.5 billion, and represented 57% of our total credit exposure. This portfolio was diversified between C&I and CRE loans (see “Commercial Credit” discussion).
     Total consumer loans were $17.6 billion at September 30, 2008, and represented 43% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion). Our home equity and residential mortgages portfolios represented $12.4 billion, or 30%, of our total loans and leases. These portfolios are discussed in greater detail below in the “Consumer Credit” section.

Table 19 — Loans and Leases Composition

	2008						2007
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Commercial:
Commercial and industrial	$13,638,066	33.1%	$13,745,515	33.5%	$13,645,890	33.3%	$13,125,565	32.8%	$13,125,158	32.8%
Commercial real estate:
Construction	2,111,027	5.1	2,135,979	5.2	2,058,105	5.0	1,961,839	4.9	1,876,075	4.7
Commercial	7,796,133	18.9	7,565,486	18.4	7,457,744	18.2	7,221,213	18.0	7,097,465	17.7

Commercial real estate	9,907,160	24.0	9,701,465	23.6	9,515,849	23.2	9,183,052	22.9	8,973,540	22.4

Total commercial	23,545,226	57.1	23,446,980	57.1	23,161,739	56.5	22,308,617	55.7	22,098,698	55.2

Consumer:
Automobile loans	3,917,576	9.5	3,758,715	9.2	3,491,369	8.5	3,114,029	7.8	2,959,913	7.4
Automobile leases	698,450	1.7	834,777	2.0	999,629	2.4	1,179,505	2.9	1,365,805	3.4
Home equity	7,496,875	18.2	7,410,393	18.1	7,296,448	17.8	7,290,063	18.2	7,317,545	18.3
Residential mortgage	4,854,260	11.8	4,901,420	11.9	5,366,414	13.1	5,447,126	13.6	5,505,340	13.8
Other loans	679,336	1.7	694,855	1.7	698,620	1.7	714,998	1.8	739,939	1.9

Total consumer	17,646,497	42.9	17,600,160	42.9	17,852,480	43.5	17,745,721	44.3	17,888,542	44.8

Total loans and leases	$41,191,723	100.0%	$41,047,140	100.0%	$41,014,219	100.0%	$40,054,338	100.0%	$39,987,240	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,223,789	12.7%	$5,226,741	12.7%	$5,229,075	12.7%	$5,149,503	12.9%	$5,010,489	12.5%
Northwest Ohio	2,179,160	5.3	2,238,454	5.5	2,280,255	5.6	2,280,648	5.7	2,314,424	5.8
Greater Cleveland	3,301,249	8.0	3,262,379	7.9	3,194,533	7.8	3,104,336	7.8	3,063,600	7.7
Greater Akron/Canton	2,598,991	6.3	2,583,536	6.3	2,555,695	6.2	2,477,467	6.2	2,530,292	6.3
Southern Ohio/Kentucky	3,021,163	7.3	2,966,035	7.2	2,900,259	7.1	2,668,073	6.7	2,555,900	6.4
Mahoning Valley	1,240,950	3.0	1,251,491	3.0	1,292,837	3.2	1,274,608	3.2	1,300,711	3.3
West Michigan	2,624,581	6.4	2,600,512	6.3	2,535,359	6.2	2,478,683	6.2	2,521,990	6.3
East Michigan	1,818,433	4.4	1,809,680	4.4	1,766,750	4.3	1,747,914	4.4	1,752,106	4.4
Pittsburgh	2,003,051	4.9	1,959,811	4.8	1,923,011	4.7	1,859,401	4.6	1,818,292	4.5
Central Indiana	1,585,247	3.8	1,527,627	3.7	1,507,934	3.7	1,421,401	3.5	1,420,084	3.6
West Virginia	1,221,503	3.0	1,213,033	3.0	1,158,915	2.8	1,155,719	2.9	1,125,628	2.8
Other Regional	5,866,427	14.3	5,837,079	14.2	6,259,617	15.3	6,287,871	15.6	6,645,158	16.6

Regional Banking	32,684,544	79.3	32,476,378	79.1	32,604,240	79.5	31,905,624	79.7	32,058,674	80.2
Auto Finance and Dealer Services	5,900,223	14.3	5,958,599	14.5	5,862,116	14.3	5,563,415	13.9	5,449,580	13.6
Private Financial and Capital Markets Group	2,606,956	6.4	2,612,163	6.4	2,547,863	6.2	2,585,299	6.4	2,478,986	6.2
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$41,191,723	100.0%	$41,047,140	100.0%	$41,014,219	100.0%	$40,054,338	100.0%	$39,987,240	100.0%

Commercial Credit
(This section should be read in conjunction with Significant Items 1 and 2.)
     Commercial credit approvals are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. We continually review and adjust our risk rating criteria based on actual experience, which may result in changes to such criteria, in future periods. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our commercial loan portfolio.
     Our commercial loan portfolio, including commercial real estate, is diversified by customer size, as well as throughout our geographic footprint. However, the following segments are noteworthy:
Franklin Relationship
(This section should be read in conjunction with Significant Items 1 and 2.)
     Franklin is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, and higher levels of consumer debt, or past credit difficulties. Through December 2007, Franklin purchased these loan portfolios at a discount to the unpaid principal balance and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
     Loans to Franklin are funded by a bank group, of which we are the lead bank and largest participant. The loans participated to other banks have no recourse to Huntington. The term debt exposure is secured by over 30,000 individual first- and second-priority lien residential mortgages. In addition, pursuant to an exclusive lockbox arrangement, we receive substantially all payments made to Franklin on these individual mortgages.
     At September 30, 2008, bank group loans totaled $1.456 billion, down $129 million from $1.585 billion at December 31, 2007 (see Table 20). This reduction reflected loan payments of $172 million, partially offset by an increase of $43 million as another institution entered into the restructuring agreement. The loans participated to other banks commensurately increased $43 million reflecting this institution’s participation in the restructuring during the 2008 first quarter. The monthly cash flow has been above the required debt service, allowing for accelerated principal paydowns of approximately $60 million of the total bank group debt during the first nine-month period of 2008.
     At September 30, 2008, our exposure to Franklin net of charge-offs was $1.095 billion, down $93 million, or 8%, from $1.188 billion exposure at December 31, 2007 (see Table 20). In the 2008 fourth quarter, we expect our proportion of payments received to continue to increase to our pro-rata participation level, as satisfaction of certain terms of the restructuring agreement that provided for a more rapid amortization on a certain participant’s portion of the debt were met in August of 2008.
     During the 2008 third quarter, this relationship continued to perform with interest being accrued. While the cash flow generated by the underlying collateral declined during the quarter due to the weakening economic environment, it continued to exceed the requirements of the 2007 fourth quarter restructuring agreement. The 2008 third quarter cash flows were also affected by lower OREO sales proceeds because of a slowdown in the operational foreclosure resolution processes. Franklin continued to actively restructure and modify existing delinquent loans in order to generate principal and interest payments in future periods. Franklin was also actively engaged in recovering against judgments they have filed in prior periods.

     The following table details our loan relationship with Franklin as of September 30, 2008, and changes from December 31, 2007:
Table 20 — Commercial Loans to Franklin

				Participated	Previously	Huntington
(in thousands of dollars)	Franklin	Tribeca	Subtotal	to others	charged off	Total
Variable rate, term loan (Facility A)	$513,335	$363,252	$876,587	$(147,910)	$—	$728,677
Variable rate, subordinated term loan (Facility B)	315,764	96,849	412,613	(68,296)	—	344,317
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	(116,776)	—
Line of credit facility	949	—	949	—	—	949
Other variable rate term loans	41,243	—	41,243	(20,622)	—	20,621

Subtotal	996,291	460,101	1,456,392	$(245,052)	$(116,776)	$1,094,564

Participated to others	(151,883)	(93,169)	(245,052)

Total principal owed to Huntington	844,408	366,932	1,211,340
Previously charged off	(116,776)	—	(116,776)

Total book value of loans	$727,632	$366,932	$1,094,564

	Bank Group		Huntington
		Loans
		Participated to		Cumulative Net
(in thousands of dollars)	Total Loans	Others	Total Loans	Charge-offs	Net Loans

Commercial loans, at December 31, 2007	$1,584,967	$(279,790)	$1,305,177	$(116,776)	$1,188,401
New institution enters restructuring	43,295	(43,295)	—	—	—
Principal payments received	(56,699)	25,659	(31,040)	—	(31,040)

Commercial loans, at March 31, 2008	1,571,563	(297,426)	1,274,137	(116,776)	1,157,361
Principal payments received	(59,478)	32,529	(26,949)	—	(26,949)

Commercial loans, at June 30, 2008	1,512,085	(264,897)	1,247,188	(116,776)	1,130,412
Principal payments received	(55,693)	19,845	(35,848)	—	(35,848)

Commercial loans, at September 30, 2008	$1,456,392	$(245,052)	$1,211,340	$(116,776)	$1,094,564

     At September 30, 2008, our specific ALLL for Franklin loans was $115.3 million, unchanged compared with December 31, 2007, and there were no charge-offs or provision for credit losses during the first nine-month period of 2008. The table below details our probability-of-default and loss-given-default performance assumptions for estimating anticipated cash flows from the Franklin loans that were used to determine the appropriate amount of specific ALLL for the Franklin loans. The calculation of our specific ALLL for the Franklin portfolio is dependent, among other factors, on the assumptions provided in the table, as well as the current one-month LIBOR rate on the underlying loans to Franklin. As LIBOR rates increase, the specific ALLL for the Franklin portfolio may also increase.

Table 21 — Franklin Performance Assumptions

		Huntington collateral performance assumptions
		September 30, 2008
	UPB (1)	Probability of Default	Loss Given Default
Purchased 2nd mortgages	$0.8 billion	65%	90%
Purchased 1st mortgages	$0.5 billion	70%	40%
Tribeca originated 1st mortgages	$0.5 billion	70%	10%

Total	$1.8 billion

(1)	As of June 30, 2008, unpaid principal balance of mortgage collateral supporting total bank debt, including OREO. Data is obtained from the June 30, 2008, 10-Q filing of Franklin.
Commercial Real Estate Portfolio
     As shown in Table 22, commercial real estate loans totaled $9.9 billion and represented 24% of our total loan exposure at September 30, 2008.
Table 22 — Commercial Real Estate Loans by Property Type and Borrower Location

	At September 30, 2008
(in millions)	Ohio	Michigan	Pennsylvania	Indiana	West Virginia	Other	Total Amount

Retail properties	$1,555	$227	$189	$191	$42	$3	$2,207	22.3%
Single family home builders	1,155	228	92	73	35	13	1,596	16.1
Office	727	209	153	54	43	7	1,193	12.0
Multi family	851	82	108	99	29	14	1,183	11.9
Industrial and warehouse	723	202	58	83	26	3	1,095	11.1
Lines to real estate companies	685	172	68	22	11	1	959	9.7
Raw land and other land uses	520	116	93	44	18	—	791	8.0
Health care	266	41	51	1	4	—	363	3.7
Hotel	178	64	19	5	14	—	280	2.8
Other	192	13	16	7	6	6	240	2.4

Total	$6,852	$1,354	$847	$579	$228	$47	$9,907	100.0%

Net charge-offs (first nine-month period of 2008)	$19.2	$7.2	$—	$1.2	$1.5	$1.3	$30.4
% of portfolio	0.39%	0.67%	—	—	0.89%	0.36%	0.42%

Non-accrual loans	$179.2	$65.8	$5.9	$36.7	$2.1	$9.1	$298.8
% of portfolio	2.62%	4.86%	0.70%	6.34%	0.92%	19.36%	3.02%

Accruing loans past due 90 days or more	$54.4	$0.5	$1.0	$0.8	$—	$2.2	$58.9
% of portfolio	0.79%	0.04%	0.12%	0.14%	—	4.68%	0.59%
     We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as loan-to-value (LTV), debt service coverage ratios, and pre-leasing requirements, as applicable. Except for our mezzanine portfolio, we generally: (a) limit our loans to 80% of the appraised value of the commercial real estate, (b) require net operating cash flows to be 125% of required interest and principal payments, and (c) if the commercial real estate is non-owner occupied, require that at least 50% of the space of the project be pre-leased. We also may require more conservative loan terms, depending on the project.
     Dedicated commercial real estate professionals located in our major metropolitan areas originated the majority of this portfolio. Appraisals from approved vendors are reviewed by an appraisal review group within Huntington to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size. This diversification is a significant piece of the credit risk management strategies employed for this portfolio. Our loan review staff provides an assessment of the quality of the underwriting and structure and confirms that an appropriate internal risk rating has been assigned to the loan.
     Appraisal values are updated as needed, in conformity with regulatory requirements. Given the stressed environment for some loan types, we have initiated on-going portfolio level reviews of segments such as single family home builders (see “Single Family Home Builder” discussion). These reviews often generate an updated appraisal based on the current occupancy or sales volume associated with the project being reviewed.
     At the portfolio level, we actively monitor the concentrations and performance metrics of all loan types, with a focus on higher risk segments. Macro-level stress-test scenarios based on home-price depreciation trends for the builder segment are embedded in our performance expectations. Table 22 provides certain performance metrics for the commercial real estate loan portfolio by state. Michigan and Ohio have experienced the most stress historically as measured by delinquency and loss rates.
Single Family Home Builders
     At September 30, 2008, we had $1.6 billion of loans to single family home builders. Such loans represented 4% of total loans and leases. Of this portfolio, 69% were to finance projects currently under construction, 17% to finance land under development, and 14% to finance land held for development. The $1.6 billion represented a $49 million, or 3%, decrease compared with the 2008 second quarter. We did not originate any new loans in this portfolio during the current quarter. This portfolio is included within our commercial real estate portfolio, discussed above.
     The housing market across our geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio regions. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment in the coming months. We have taken the following steps to mitigate the risk arising from this exposure: (a) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.
Consumer Credit
(This section should be read in conjunction with Significant Item 1.)
     Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our consumer loan portfolio. Our consumer loan portfolio is primarily comprised of traditional residential mortgages, home equity loans and lines of credit, and automobile loans and leases. The residential mortgage and home equity portfolios are diversified throughout our geographic footprint.
     As the performance of our automobile loan and lease portfolio changed during 2007, adjustments were made to our underwriting processes and modeling approach that resulted in increased average FICO score and lower LTV ratios. The positive effects have continued into the first nine-months of 2008 as originations during this period have shown lower levels of cumulative risk compared with 2007. Our automobile loan and lease portfolio is primarily located within our banking footprint, with no out-of-footprint state representing more than 10% of our 2008 originations, except Florida, which represented 13% of our automobile loan and lease originations during the first nine-month period of 2008. We have consistently operated in Florida for over 10 years.
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
     Given the market conditions in our markets as described above in the single family home builder section, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed below:

Table 23 — Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
	09/30/08	12/31/07	09/30/08	12/31/07	09/30/08	12/31/07
Ending Balance	$3.2 billion	$3.4 billion	$4.3 billion	$3.9 billion	$4.8 billion	$5.4 billion
Portfolio Weighted Average LTV ratio (1)	70%	69%	78%	78%	76%	76%
Portfolio Weighted Average FICO (2)	727	732	719	724	706	709

(First Nine Months of 2008)	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages
Originations	$460 million	$1,529 million	$559 million
Origination Weighted Average LTV ratio (1)	66%	74%	74%
Origination Weighted Average FICO (2)	741	754	736

(1)	The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.

(2)	Portfolio Weighted Average FICO reflects a currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.
Home Equity Portfolio
     Our home equity portfolio (loans and lines of credit) consists of both first and second mortgage loans with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and LTV ratios. Included in our home equity loan portfolio are $1.4 billion of loans where the loan is secured by a first-mortgage lien on the property. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. The weighted average cumulative LTV ratio at origination of our home equity portfolio was 75% at September 30, 2008, unchanged from December 31, 2007.
     We believe we have granted credit conservatively within this portfolio. We have not originated home equity loans or lines of credit that allow negative amortization, or any with an LTV ratio at origination greater than 100%. Our portfolio weighted average LTV ratio at origination as of September 30, 2008, was 70% for home equity loans and 78% for home equity lines of credit. Home equity loans are generally fixed rate with periodic principal and interest payments. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line.
     We have taken several actions to mitigate the risk profile of this portfolio. We stopped originating new production through brokers in 2007, a culmination of our strategy begun in early 2005 to reduce our exposure to the broker channel. Reducing our reliance on brokers also lowers the risk profile as this channel typically included a higher-risk borrower profile, as well as the risks associated with a third party sourcing arrangement. Also, we have focused production within our banking footprint. In 2008, a home-equity line-of-credit management program was initiated to reduce our exposure to higher-risk customers.
     We continue to make appropriate origination policy adjustments based on our own assessment of an appropriate risk profile as well as industry actions. As an example, the significant changes made by Fannie Mae and Freddie Mac resulted in the reduction of our maximum LTV ratio on second-mortgage loans, even for customers with high FICO scores. While it is still too early to make any declarative statements regarding the impact of these actions, our more recent originations have shown consistent, or lower, levels of cumulative risk during the first twelve months of the loan or line of credit term compared with earlier originations.

Residential Mortgages
     We focus on higher quality borrowers, and underwrite all applications centrally, or through the use of an automated underwriting system. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have an LTV ratio at origination greater than 100%, or (c) are “payment option adjustable-rate mortgages.”
     A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 63% of our total residential mortgage loan portfolio at September 30, 2008. At September 30, 2008, ARM loans that were expected to have rates reset in 2009 totaled $878 million. Also, our residential mortgage portfolio has immaterial loan balances with teaser-rates, that is, loans with a lower introductory interest rates that generally increase after the introductory period has expired. Given the quality of our borrowers, the decline in interest rates during the first nine-month period of 2008, and the immaterial loan balances in our portfolio with teaser-rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be re-underwritten or restructured based on the borrower’s ability to repay the loan.
     We had $461.0 million of Alt-A mortgages in the residential mortgage loan portfolio at September 30, 2008, compared with $531.4 million at December 31, 2007. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies including stated income, stated assets, and higher acceptable LTV ratios. At September 30, 2008, borrowers for Alt-A mortgages had an average current FICO score of 672 and the loans had an average LTV ratio of 88%. Total Alt-A net charge-offs were an annualized 3.05% during the 2008 third quarter, and an annualized 1.87% during the first nine-month period of 2008. Our exposure related to this product will decline in the future as we stopped originating these loans in 2007.
     Interest-only loans comprised $702.1 million, or 14%, of residential real estate loans at September 30, 2008, compared with $856.4 million, or 16%, at December 31, 2007. Interest-only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At September 30, 2008, borrowers for interest-only loans had an average current FICO score of 725 and the loans had an average LTV ratio of 78%, compared with 729 and 79%, respectively, at December 31, 2007. Total interest-only net charge offs were an annualized 0.40% during the 2008 third quarter and 0.22% during the first nine-month period of 2008. We continue to believe that we have mitigated the risk of such loans by matching this product with appropriate borrowers.
Credit Quality
     We believe the most meaningful way to assess overall credit quality performance for the 2008 third quarter is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: Nonaccruing Loans and Nonperforming Assets, Allowance for Credit Losses, and Net Charge-offs.
     Credit quality performance in the 2008 third quarter was generally consistent with our expectations, reflecting the negative impact of the continued economic weakness across our Midwest markets. These economic factors influenced the performance of net charge-offs (NCOs) and NALs, as well as an expected commensurate significant increase in the provision for credit losses (see “Provision for Credit Losses” discussion) that increased the absolute and relative levels of our ACL.
Nonaccruing Loans (NAL/NALs) and Nonperforming Assets (NPA/NPAs)
(This section should be read in conjunction with Significant Item 2.)
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

     Table 24 reflects period-end NALs, NPAs, and past due loans and leases detail for each of the last five quarters.
Table 24 — Nonaccruing Loans (NALs), Nonperforming Assets (NPAs) and Past Due Loans and Leases

	2008			2007
(in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Non-accrual loans and leases:
Commercial and industrial	$174,207	$161,345	$101,842	$87,679	$82,960
Commercial real estate	298,844	261,739	183,000	148,467	95,587
Residential mortgage	85,163	82,882	66,466	59,557	47,738
Home equity	27,727	29,076	26,053	24,068	23,111

Total NALs	585,941	535,042	377,361	319,771	249,396

Restructured loans (1)	364,939	368,379	1,157,361	1,187,368	—
Other real estate:
Residential	59,302	59,119	63,675	60,804	49,555
Commercial	14,176	13,259	10,181	14,467	19,310

Total other real estate	73,478	72,378	73,856	75,271	68,865
Impaired loans held for sale (2)	13,503	14,759	66,353	73,481	100,485
Other NPAs (3)	2,397	2,557	2,836	4,379	16,296

Total NPAs	$1,040,258	$993,115	$1,677,767	$1,660,270	$435,042

NALs as a % of total loans and leases	1.42%	1.30%	0.92%	0.80%	0.62%

NPA ratio (4)	2.52	2.41	4.08	4.13	1.08

Accruing loans and leases past due 90 days or more	$191,518	$136,914	$152,897	$140,977	$115,607

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.46%	0.33%	0.37%	0.35%	0.29%

(1)	Restructured loans represent loans to Franklin that were restructured during the 2007 fourth quarter, and the subsequent removal of the Franklin Tranche A loans from nonperforming status during the 2008 second quarter.

(2)	Impaired loans held for sale represent impaired loans obtained from the Sky Financial acquisition. Impaired loans held for sale are carried at the lower of cost or fair value less costs to sell. The decline from March 31, 2008 to June 30, 2008 was primarily due to the sale of these loans.

(3)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, other real estate, and other NPAs.
     Compared with the prior quarter, NALs increased $50.1 million, or 10%. The majority of this increase was primarily in the C&I and CRE portfolios, with the single family home builder segment representing approximately $26 million of the increase. The increase was a result of a number of small relationships, as only two loans exceeded $5 million.
     The $47.1 million, or 5%, increase in NPAs, which include NALs, from the end of the prior quarter reflected:
•	$50.1 million, or 10%, increase in NALs (discussed above)
Partially offset by:
•	$3.4 million reduction in restructured Franklin loans, reflecting loan payments.

     Compared with December 31, 2007, NPAs, which include NALs, decreased $620.0 million, or 37%, reflecting:
•	$822.4 million, or 69%, reduction in Franklin loans, primarily reflecting the removal of the Tranche A portion of the total Franklin loans from NPAs during the 2008 second quarter.

•	$60.0 million, or 82%, reduction in impaired loans held-for-sale, primarily reflecting loans sales and payments.
Partially offset by:
•	$266.2 million, or 83%, increase in NALs primarily reflecting the overall economic weakness in our markets. The increases were primarily in our C&I and CRE portfolios, reflecting the continued softness in the residential real estate development markets.
     The over 90-day delinquent, but still accruing, ratio was 0.46% at September 30, 2008, up from 0.33% at June 30, 2008, and from 0.29% at the end of the year-ago quarter. The 13 basis point increase in the 90-day delinquent ratio from June 30, 2008, reflected a 21 basis point increase in the total commercial loan 90-day delinquent ratio to 0.35% from 0.14%, and a 2 basis point increase in the total consumer loan 90-day delinquent ratio to 0.61% from 0.59%.
     The significant increase in the over 90-day delinquent, but still accruing, C&I and CRE loans reflected maturity issues including loans that have matured where we are working with our borrowers to ensure mutually beneficial arrangements are secured given the economic conditions. C&I 90-day delinquencies increased 11 basis points, with a 34 basis point increase in the CRE segment.
     The consumer loan 90-day past due performance was relatively stable, with the home equity portfolio delinquencies declining 5 basis points. The increase in the automobile loan and lease portfolio delinquencies represented normal seasonal patterns. The increase in residential mortgage delinquencies was consistent with our performance expectations for the portfolio.
     From time to time, as part of our loss mitigation process, loans may be renegotiated when we determine that we will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. These restructurings generally occur within the residential mortgage and home equity loan portfolios and were not material in any period presented.
     NPA activity for each of the past five quarters was as follows:
Table 25 — Non-Performing Assets (NPAs) Activity

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

NPAs, beginning of period	$993,115	$1,677,767	$1,660,270	$435,042	$261,185
New NPAs	175,345	256,308	141,090	211,134	92,986
Restructured loans (1)	—	(762,033)	—	1,187,368	—
Acquired NPAs	—	—	—	—	144,492
Returns to accruing status	(9,104)	(5,817)	(13,484)	(5,273)	(8,829)
Loan and lease losses	(52,792)	(40,808)	(27,896)	(62,502)	(28,031)
Payments	(46,759)	(73,040)	(68,753)	(30,756)	(17,589)
Sales	(19,547)	(59,262)	(13,460)	(74,743)	(9,172)

NPAs, end of period	$1,040,258	$993,115	$1,677,767	$1,660,270	$435,042

(1)	Restructured loans represent loans to Franklin that were restructured during the 2007 fourth quarter, and the subsequent removal of the Franklin Tranche A loans from nonperforming status during the 2008 second quarter.

Allowances for Credit Losses (ACL)
(This section should be read in conjunction with Significant Item 2.)
We maintain two reserves, both of which are available to absorb credit losses: the ALLL and the AULC. When summed together, these reserves constitute the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
     Table 26 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 26 — Quarterly Credit Reserves Analysis

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

Allowance for loan and lease losses, beginning of period	$679,403	$627,615	$578,442	$454,784	$307,519
Acquired allowance for loan and lease losses	—	—	—	—	188,128
Loan and lease losses	(96,388)	(78,084)	(60,804)	(388,506)	(57,466)
Recoveries of loans previously charged off	12,637	12,837	12,355	10,599	10,360

Net loan and lease losses	(83,751)	(65,247)	(48,449)	(377,907)	(47,106)

Provision for loan and lease losses	125,086	117,035	97,622	503,781	36,952
Allowance for loans transferred to held-for-sale	—	—	—	(2,216)	(30,709)

Allowance for loan and lease losses, end of period	$720,738	$679,403	$627,615	$578,442	$454,784

Allowance for unfunded loan commitments and letters of credit, beginning of period	$61,334	$57,556	$66,528	$58,227	$41,631

Acquired AULC	—	—	—	—	11,541
(Reduction in) provision for unfunded loan commitments and letters of credit losses	306	3,778	(8,972)	8,301	5,055

Allowance for unfunded loan commitments and letters of credit, end of period	$61,640	$61,334	$57,556	$66,528	$58,227

Total allowances for credit losses	$782,378	$740,737	$685,171	$644,970	$513,011

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	1.54%	1.45%	1.34%	1.27%	0.97%
Economic reserve	0.21	0.21	0.19	0.17	0.17

Total loans and leases	1.75%	1.66%	1.53%	1.44%	1.14%

Nonaccrual loans and leases (NALs) (1)	123%	127%	166%	181%	182%

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.90%	1.80%	1.67%	1.61%	1.28%
NALs (1)	134	138	182	202	206

(1)	Beginning in the 2007 fourth quarter, the ALLL includes a specific reserve of $115.3 million related to Franklin, which remains an accruing loan.

     Table 27 reflects activity in the ALLL and AULC for the first nine-month periods of 2008 and 2007.
Table 27 — Year to Date Credit Reserves Analysis

	Nine Months Ended September 30,
(in thousands)	2008	2007
Allowance for loan and lease losses, beginning of period	$578,442	$272,068
Acquired allowance for loan and lease losses	—	188,128
Loan and lease losses	(235,276)	(129,437)
Recoveries of loans previously charged off	37,829	29,713

Net loan and lease losses	(197,447)	(99,724)
Provision for loan and lease losses	339,743	125,021
Allowance for loans transferred to held-for-sale	—	(30,709)

Allowance for loan and lease losses, end of period	$720,738	$454,784

Allowance for unfunded loan commitments and letters of credit, beginning of period	$66,527	$40,161
Acquired AULC	—	11,541
(Reduction in) provision for unfunded loan commitments and letters of credit losses	(4,888)	6,525

Allowance for unfunded loan commitments and letters of credit, end of period	$61,639	$58,227

Total allowances for credit losses	$782,377	$513,011

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	1.54%	0.97%
Economic reserve	0.21	0.17

Total loans and leases	1.75%	1.14%

Nonaccrual loans and leases (NALs) (1)	123%	182%

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.90%	1.28%
NALs (1)	134	206

(1)	Beginning in the 2007 fourth quarter, the ALLL includes a specific reserve of $115.3 million related to Franklin, which remains an accruing loan.
     The ALLL increases of $41.3 million and $142.3 million compared with June 30, 2008 and December 31, 2007, respectively, primarily reflected the impact of the continued economic weakness across our Midwest markets. As new non-accruals are identified, we conduct formal impairment testing that may result in an increase to our ALLL. A significant portion of the increases in the ALLL has been a result of this impairment testing process. At September 30, 2008, the specific ALLL related to Franklin was $115.3 million, unchanged from June 30, 2008.
     We have an established process to determine the adequacy of the ALLL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the ALLL. The ALLL is comprised of two components: The transaction reserve and the economic reserve. Changes to the transaction reserve component of the ALLL are impacted by changes in the estimated loss inherent in our loan portfolios. For example, our process requires increasingly higher level of reserves as a loan’s internal classification moves from higher quality rankings to lower, and vice versa. This movement across the credit scale is called migration.
     During the 2008 third quarter, the transaction component of the ALLL increased to 1.54% at September 30, 2008, from 1.45% at the end of the prior quarter, and from 1.27% at 2007 year-end. This reflected the continued downward migration in the credit quality of loans, reflecting the negative impact of the continued economic weakness on both the borrowers’ ability to repay, as well as declining collateral values. This downward migration from the end of the prior quarter was most pronounced in our East Michigan and Northwest Ohio regions, while the downward migration from 2007 year-end was most pronounced in our Central Ohio, Greater Cleveland, and Northwest Ohio regions.
     The estimated loss factors assigned to credit exposures across our portfolios are updated from time to time based on changes in actual performance. During the 2008 first quarter, we updated the expected loss factors used to estimate the AULC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically become funded loans. Additionally, we also made other adjustments that affected the level of the ALLL during the first nine-month period of 2008. In the aggregate, these changes did not have a significant impact to the provision for credit losses for the first nine-month period of 2008.

Net Charge-offs (NCOs)
(This section should be read in conjunction with Significant Item 2.)
     Table 28 reflects net loan and lease charge-off detail for each of the last five quarters.
     Table 28 — Quarterly Net Charge-Off Analysis

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial (1)	$29,646	$12,361	$10,732	$323,905	$12,641
Commercial real estate:
Construction	3,539	575	122	6,800	2,157
Commercial	7,446	14,524	4,153	13,936	2,506

Commercial real estate	10,985	15,099	4,275	20,736	4,663

Total commercial	40,631	27,460	15,007	344,641	17,304

Consumer:
Automobile loans	9,813	8,522	8,008	7,347	5,354
Automobile leases	3,532	2,928	3,211	3,046	2,561

Automobile loans and leases	13,345	11,450	11,219	10,393	7,915
Home equity (2)	15,828	17,345	15,215	12,212	10,841
Residential mortgage	6,706	4,286	2,927	3,340	4,405
Other loans (2)	7,241	4,706	4,081	7,321	6,641

Total consumer	43,120	37,787	33,442	33,266	29,802

Total net charge-offs	$83,751	$65,247	$48,449	$377,907	$47,106

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial (1)	0.87%	0.36%	0.32%	9.76%	0.39%
Commercial real estate:
Construction	0.68	0.11	0.02	1.44	0.48
Commercial	0.39	0.77	0.23	0.78	0.14

Commercial real estate	0.45	0.63	0.18	0.92	0.21

Total commercial	0.69	0.47	0.27	6.18	0.31

Consumer:
Automobile loans	1.02	0.94	0.97	0.96	0.73
Automobile leases	1.84	1.28	1.18	0.96	0.72

Automobile loans and leases	1.15	1.01	1.02	0.96	0.73
Home equity (2)	0.85	0.94	0.84	0.67	0.58
Residential mortgage	0.56	0.33	0.22	0.25	0.32
Other loans (2)	4.32	2.69	2.29	4.02	4.97

Total consumer	0.98	0.85	0.75	0.75	0.67

Net charge-offs as a % of average loans	0.82%	0.64%	0.48%	3.77%	0.47%

(1)	The 2007 fourth quarter includes charge-offs totaling $397 million associated with the Franklin restructuring. These charge-offs were reduced by the unamortized discount associated with the loans, and by other amounts received from Franklin totaling $88.5 million, resulting in net charge-offs totaling $308.5 million.

(2)	During the 2008 third quarter, we reclassified certain previously reported 2008 first and second quarter charge-offs from other consumer loans to home equity loans.

     Current quarter C&I NCOs reflected the impact of charging-off two relationships totaling $11 million, with the rest of the increase spread among smaller loans across the portfolio. Current quarter CRE NCOs were consistent with our expectations and reflected smaller dollar activity and the resolution of previously identified NALs.
     Both automobile loan and automobile lease NCOs continued to be negatively impacted by declines in used car prices. While there was some evidence of used car price stabilization, the overall market remained under stress as consumer spending on vehicles declined. While both the loan and lease segments were negatively impacted by general economic weakness, the reported automobile lease NCO annualized percentage was also negatively affected by declining balances. Although we anticipate that automobile loan and lease NCOs will remain under pressure due to continued economic weakness in our markets, we believe that our focus on high quality borrowers over the last several years will continue to result in better performance relative to other peer bank automobile portfolios.
     The home equity portfolio continued to be negatively impacted by the general economic and housing market slowdown. The impact was evident across our footprint, but performance was most impacted in our West Michigan and East Michigan regions, particularly the Detroit market. Given that we have: (a) no exposure to the very volatile west coast market, (b) insignificant exposure to the Florida markets, resulting from loans made to our Private Banking customers in that area, (c) less than 10% of the portfolio originated via the broker channel, and (d) conservatively assessed the borrowers’ ability to repay at the time of underwriting, we continue to believe our home equity NCO experience will compare favorably relative to the industry.
     The residential mortgage portfolio remained under the same economic and housing related pressures as the home equity portfolio, and we expect to see additional stress in our markets in future periods. However, as our origination strategy specifically excluded the riskier mortgage structures, we believe that our performance throughout this cycle will compare favorably on a relative basis to the industry. In addition, loss mitigation strategies have been in place for over a year and are helping to successfully mitigate risks in our ARM portfolio.

     Table 29 reflects net loan and lease charge-off detail for the first nine-month periods of 2008 and 2007.
Table 29 — Year To Date Net Charge-Off Analysis

	Nine Months Ended September 30,
(in thousands)	2008	2007

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$52,739	$21,935
Commercial real estate:
Construction	4,236	5,054
Commercial	26,123	13,314

Commercial real estate	30,359	18,368

Total commercial	83,098	40,303

Consumer:
Automobile loans	26,343	9,838
Automobile leases	9,671	7,461

Automobile loans and leases	36,014	17,299
Home equity	48,388	22,214
Residential mortgage	13,919	8,031
Other loans	16,028	11,877

Total consumer	114,349	59,421

Total net charge-offs	$197,447	$99,724

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.52%	0.30%
Commercial real estate:
Construction	0.28	0.48
Commercial	0.46	0.38

Commercial real estate	0.42	0.40

Total commercial	0.48	0.34

Consumer:
Automobile loans	0.98	0.53
Automobile leases	1.40	0.64

Automobile loans and leases	1.06	0.57
Home equity	0.88	0.51
Residential mortgage	0.36	0.22
Other loans	3.07	3.44

Total consumer	0.86	0.53

Net charge-offs as a % of average loans	0.65%	0.43%

Investment Portfolio
(This section should be read in conjunction with Significant Item 5.)
     We routinely review our available-for-sale portfolio, and recognize impairment write-downs based primarily on fair value, issuer-specific factors and results, and our intent to hold such investments.
Available-for-sale portfolio
     Our available-for-sale portfolio is evaluated in light of established asset/liability management objectives, and changing market conditions that could affect the profitability of the portfolio, as well as the level of interest rate risk to which we are exposed.

     Within our securities available-for-sale portfolio are asset-backed securities. At September 30, 2008, the securities in this portfolio had a fair value that was $209.2 million less than their book value (net of impairment), resulting from increased liquidity spreads and extended duration. Table 30 details our asset-backed securities exposure:
Table 30 — Asset-Backed Securities Exposure
(in thousands of dollars)

	September 30, 2008			December 31, 2007
			Average			Average
Collateral Type	Book value	Fair value	Credit Rating	Book value	Fair value	Credit Rating
Alt-A mortgage loans	$472,874	$382,469	A+	$560,654	$547,358	AAA
Pooled trust preferred securities	299,039	180,276	BBB+	301,231	279,175	A
Other securities(1)	2,397	2,397	B-	7,769	7,956	BB-

Total	$774,310	$565,142		$869,654	$834,489

(1)	Other securities represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.
     Our Alt-A mortgage securities were purchased in 2006. The assets backing these securities are either 10/1 ARMs or 15- or 30- year fixed-rate loans, and none of the securities are backed by option ARMs. Our pooled trust preferred securities were purchased between 2003 and 2005, and consist of 16 pools with 400 separate issues. A total of 80% of these securities are either first- or second- tier bank trust preferred securities, and none of the securities are backed by REIT trust-preferred securities. The remaining 20% are backed by senior tranche insurance company trust-preferred securities. A rigorous cash flow analysis of the Alt-A mortgage securities and the first- and second- tier bank trust preferred securities was conducted to test for any OTTI. During the 2008 third quarter, we estimated that the cash flows from eight Alt-A mortgage backed securities would fall short of the required contractual interest principal payments over the estimated remaining life of these securities. As such, OTTI was recognized.
     No OTTI was recognized in either the pooled trust preferred securities portfolio or the other securities portfolio as we believe all impairment within these portfolios to be temporary. However, during the current quarter, we recognized OTTI of $76.6 million in the Alt-A mortgage loan-backed portfolio relating to eight of the 25 securities held in that portfolio.
     Table 31 provides additional detail regarding our Alt-A mortgage loan-backed portfolio at September 30, 2008.

Table 31 — Alt-A Mortgage Loan Backed Portfolio
(in thousands of dollars)

	September 30, 2008
	Impaired	Unimpaired	Total
Par value	$212,062	$342,844	$554,906

Book value	$134,821	$338,053	$472,874
Unrealized losses	—	(90,405)	(90,405)

Fair value	$134,821	$247,648	$382,469

Cumulative OTTI	$76,553	$—	$—

Weighted average: (1)
Fair value	64%	72%	69%
Collateral LTV	73	71	72
Expected loss	2.4	0.0	0.9

(1)	Based on par values.
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
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. As of September 30, 2008, the scenario that used the “-200” basis point parallel shift in market interest rates over the next 12-month period indicated that market interest rates could fall below historical levels. Accordingly, management instituted an assumption that market interest rates would not fall below 0.50% over the next 12-month period. The table below shows the results of the scenarios as of September 30, 2008, and December 31, 2007. All of the positions were within the board of directors’ policy limits.
Table 32 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2008	-2.3%	-0.7%	+0.5%	+0.8%
December 31, 2007	-3.0%	-1.3%	+1.4%	+2.2%
     The change to net interest income at risk reported as of September 30, 2008 compared with December 31, 2007 reflected actions taken by management to reduce net interest income at risk. During the first quarter of 2008, $2.5 billion of receive fixed rate, pay variable rate interest rate swaps were executed, and $0.2 billion of pay fixed rate, receive variable rate interest rate swaps were terminated. The combined impact of these actions decreased net interest income at risk to market interest rates “+200” basis points 1.9%. The remainder of the change in net interest income at risk to market interest rates “+ 200” basis points was primarily related to slower growth in fixed rate loans and a shift in deposits towards fixed rate time deposits from money market accounts, offset by the impact of slower prepayments on mortgage assets.
     The primary simulations for economic value of equity (EVE) at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the September 30, 2008, results compared with December 31, 2007.
Table 33 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2008	+0.4%	+1.5%	-4.1%	-8.9%
December 31, 2007	-0.3%	+1.1%	-4.4%	-10.8%
          The change to EVE at risk reported as of September 30, 2008 compared with December 31, 2007 reflected the impact of fixed-rate deposit growth, partially offset by slower prepayments on mortgage assets.
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
     At September 30, 2008, we had a total of $230.4 million of MSRs representing the right to service $15.7 billion in mortgage loans. (See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion regarding MSRs.)
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

     From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are reported as a component of “accrued income and other assets” on our consolidated balance sheet. At September 30, 2008, we had a total of $47.8 million of such investments, down from $48.7 million at December 31, 2007. The following table details the components of this change during the first nine-month period of 2008:
Table 34 — Equity Investment Activity
(in thousands of dollars)

	Balance at	New	Returns of		Balance at
	December 31, 2007	Investments	Capital	Gain / (Loss)	September 30, 2008
Type:
Public equity	$16,583	$—	$—	$(2,384)	$14,199
Private equity	20,202	5,472	(391)	(1,494)	23,789
Direct investment	11,962	1,893	(473)	(3,587)	9,795

Total	$48,747	$7,365	$(864)	$(7,465)	$47,783

     The equity investment losses in the first nine-month period of 2008 reflected a $5.9 million venture capital loss during the 2008 first quarter, and $3.9 million of losses on public equity investment funds that buy and sell publicly traded securities, and private equity investments. These investments were in funds that focus on the financial services sector that, during the first nine-month period of 2008, performed worse than the broad equity market.
     Investment decisions that incorporate credit risk require the approval of the independent credit administration function. The degree of initial due diligence and subsequent review is a function of the type, size, and collateral of the investment. Performance is monitored on a regular basis, and reported to the MRC and the Risk Committee of the board of directors.
Liquidity Risk
     Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated.
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
Bank Liquidity
     Conditions in the capital markets remained volatile throughout the first nine-month period of 2008 resulting from the disruptions caused by the crises of investment banking firms and subsequent forced portfolio liquidations from a variety of investment funds. As a result, liquidity premiums and credit spreads widened significantly and many investors remained invested in lower risk investments such as U.S. Treasuries. Many banks relying on short term funding structures, such as commercial paper, alternative collateral repurchase agreements, or other short term funding vehicles, have had limited access to these funding markets. We, however, have maintained a diversified wholesale funding structure with an emphasis on reducing the risk from maturing borrowings resulting in minimizing our reliance on the short term funding markets. We do not have an active commercial paper funding program and, while historically we have used the securitization markets (primarily indirect auto loans and leases) to provide funding, we do not rely heavily on these sources of funding. In addition, we do not provide liquidity facilities for conduits, structured investment vehicles, or other off-balance sheet financing structures. As expected, indicative credit spreads have widened in the secondary market for our debt. We expect these spreads to remain wider than in prior periods for the foreseeable future.
     Our primary sources of funding for the Bank are retail and commercial core deposits. Core deposits are comprised of interest bearing and non-interest bearing demand deposits, money market deposits, savings and other domestic time deposits, consumer certificates of deposit both over and under $100,000, and non-consumer certificates of deposit less than $100,000. Non-core deposits are comprised of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic time deposits of $100,000 or more comprised primarily of public fund certificates of deposit greater than $100,000.
     Table 35 reflects deposit composition detail for each of the past five quarters.

Table 35 — Deposit Composition

	2008						2007
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Demand deposits — non-interest bearing	$5,135,164	13.7%	$5,253,156	13.8%	$5,160,068	13.5%	$5,371,747	14.2%	$4,984,663	13.0%
Demand deposits — interest bearing	4,052,032	10.8	4,074,202	10.7	4,040,747	10.6	4,048,873	10.7	3,982,102	10.4
Money market deposits	5,565,439	14.8	6,170,640	16.2	6,681,412	17.5	6,643,242	17.6	6,721,963	17.5
Savings and other domestic deposits	4,816,038	12.8	5,198,488	13.6	5,267,364	13.8	5,163,287	13.7	5,286,236	13.8
Core certificates of deposit	12,156,660	32.4	11,273,807	29.6	10,582,394	27.8	10,736,146	28.4	10,611,821	27.6

Total core deposits	31,725,333	84.5	31,970,293	83.9	31,731,985	83.2	31,963,295	84.6	31,586,785	82.3
Other domestic deposits of $100,000 or more	1,948,899	5.2	1,949,059	5.1	1,976,021	5.2	1,676,058	4.4	1,505,657	3.9
Brokered deposits and negotiable CDs	2,925,440	7.8	3,100,955	8.1	3,361,957	8.8	3,376,854	8.9	3,701,726	9.6
Deposits in foreign offices	969,384	2.5	1,104,119	2.9	1,046,378	2.8	726,714	2.0	1,610,197	4.2

Total deposits	$37,569,056	100.0%	$38,124,426	100.0%	$38,116,341	100.0%	$37,742,921	99.9%	$38,404,365	100.0%

Total core deposits:
Commercial	$8,007,619	25.2%	$8,471,809	26.5%	$8,715,690	27.5%	$9,017,852	28.2%	$9,017,474	28.5%
Personal	23,717,714	74.8	23,498,484	73.5	23,016,295	72.5	22,945,443	71.8	22,569,311	71.5

Total core deposits	$31,725,333	100.0%	$31,970,293	100.0%	$31,731,985	100.0%	$31,963,295	100.0%	$31,586,785	100.0%

By Business Segment
Regional Banking:
Central Ohio	$6,136,030	16.3%	$6,618,913	17.4%	$6,665,031	17.5%	$6,319,899	16.7%	$5,922,566	15.4%
Northwest Ohio	2,690,720	7.3	2,775,959	7.3	2,798,377	7.3	2,836,309	7.5	2,839,877	7.4
Greater Cleveland	3,248,385	7.2	3,334,461	8.7	3,263,713	8.6	3,201,791	8.5	3,074,412	8.0
Greater Akron/Canton	3,270,480	8.6	3,186,097	8.4	3,228,245	8.5	3,188,682	8.4	3,249,922	8.5
Southern Ohio / Kentucky	2,643,955	8.7	2,655,612	7.0	2,676,381	7.0	2,628,879	7.0	2,625,958	6.8
Mahoning Valley	2,263,719	7.0	2,258,802	5.9	2,337,816	6.1	2,333,794	6.2	2,324,259	6.1
West Michigan	3,021,528	6.0	2,946,401	7.7	2,937,318	7.7	2,918,709	7.7	2,965,334	7.7
East Michigan	2,663,131	8.0	2,513,804	6.6	2,445,148	6.4	2,444,269	6.5	2,422,248	6.3
Pittsburgh	2,749,254	7.1	2,527,984	6.6	2,555,309	6.7	2,536,007	6.7	2,555,209	6.7
Central Indiana	1,902,232	7.3	1,973,110	5.2	1,881,781	4.9	1,894,940	5.0	1,909,499	5.0
West Virginia	1,723,002	5.1	1,658,034	4.3	1,584,233	4.2	1,589,520	4.2	1,559,909	4.1
Other Regional	711,649	1.9	851,169	2.2	782,844	2.1	788,703	2.1	632,177	1.6

Regional Banking	33,024,085	87.9	33,300,346	87.3	33,156,196	87.0	32,681,502	86.6	32,081,370	83.5
Auto Finance and Dealer Services	67,040	0.2	56,517	0.1	55,557	0.1	58,196	0.2	63,399	0.2
Private Financial and Capital Markets Group	1,552,591	4.1	1,666,608	4.4	1,542,631	4.0	1,626,043	4.3	1,630,675	4.2
Treasury / Other (1)	2,925,340	7.8	3,100,955	8.2	3,361,957	8.9	3,377,180	8.9	4,628,921	12.1

Total deposits	$37,569,056	100.0%	$38,124,426	100.0%	$38,116,341	100.0%	$37,742,921	100.0%	$38,404,365	100.0%

(1)	Comprised largely of national market deposits.

     Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as non-maturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits as the FDIC establishes certain limits on the amount of insurance coverage provided to depositors (see “Emergency Economic Stabilization Act of 2008” discussion). At September 30, 2008, we had approximately $12.4 billion of uninsured deposits. To mitigate the uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance.
     To the extent that we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through short-term borrowings by purchasing federal funds or by selling securities under repurchase agreements. The Bank also has access to the Federal Reserve’s discount window and Term Auction Facility (TAF). As of September 30, 2008, a total of $8.3 billion of commercial loans and home equity lines of credit were pledged to these facilities. As of September 30, 2008, TAF borrowings totaled $0.2 billion, with $6.4 billion of borrowing capacity available from both facilities. Additionally, the Bank had a $4.4 billion borrowing capacity at the Federal Home Loan Bank of Cincinnati, of which $0.9 billion remained unused at September 30, 2008. Other sources of liquidity exist within our securities available-for-sale, and the relatively shorter-term structure of our commercial loans and automobile loans.
     During the 2008 second quarter, we reduced our dependency on overnight funding through: (a) an on-balance sheet securitization transaction, which raised $887 million of longer-term funding, (b) the net proceeds of our convertible preferred stock issuance, (c) the sale of $473 million of residential real estate loans, and (d) managing down of certain non-relationship collateralized public funds deposits and related collateral securities. These actions result in approximately $1.0 billion of national market maturities over the next 12 months. We anticipate that these maturities can be met through core deposit growth, Federal Home Loan Bank advances, and normal national market funding sources, including brokered deposits and additional securitizations.
     As previously discussed, the FDIC introduced the Temporary Liquidity Guarantee Program in October 2008. One component of this program guarantees certain newly issued senior unsecured debt. We are currently in the process of evaluating the impact of this program.
     At September 30, 2008, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Parent Company Liquidity
     At September 30, 2008, the parent company had $279.7 million in cash or cash equivalents, compared with $153.5 million at December 31, 2007. Quarterly cash dividends paid on our common stock totaled $242.5 million for the first nine-month period of 2008. Table 38 provides additional detail regarding dividends declared per common share. Additional cash demands of $48.5 million, are required in both the 2008 fourth quarter and the 2009 first quarter, representing quarterly cash dividends declared on our common stock that are not payable until after September 30, 2008.
     During the 2008 second quarter, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock will pay, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly. (See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.) Cash dividends paid on the Series A Preferred Stock totaled $11.2 million for the first nine-month period of 2008. An additional cash demand of $12.2 million is required in the 2008 fourth quarter, representing a quarterly cash dividend declared on our Series A Preferred Stock that is not payable until after September 30, 2008.
     Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2008, without regulatory approval. During the 2008 third quarter, the parent company requested, and the Office of the Comptroller of the Currency (OCC) granted approval, to have the bank dividend, in-kind, certain assets of the bank. As a result of this dividend, we do not anticipate the parent company will receive any cash dividends from the Bank in 2008. However, we do anticipate the resumption of cash bank dividends to the parent company beginning in the 2009 first quarter. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

     With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no debt maturities until 2013, when a debt maturity of $50 million is payable.
     Considering our participation in the TARP voluntary CPP (see “Risk Factors” discussion within the “Introduction” section), anticipated earnings, capital raised from the 2008 second quarter preferred-stock issuance, other factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Credit Ratings
     Credit ratings by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions. (See the “Liquidity Risks” section in Part 1 of the 2007 Form 10-K for additional discussion.)
     On February 22, 2008, Moody’s Investor Service affirmed the ratings of the parent company and the Bank. Moody’s Investor Service and Fitch Ratings upgraded the ratings outlook comment to stable from negative on May 13, 2008, and June 27, 2008, respectively.
     Credit ratings as of September 30, 2008, for the parent company and the Bank were:
Table 36 — Credit Ratings

September 30, 2008
Senior Unsecured
	Notes	Subordinated Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Stable

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Stable
     Investors should be aware that a security rating is not a recommendation to buy, sell, or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.
Off-Balance Sheet Arrangements
     In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.

     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2008, we had $1.6 billion of standby letters of credit outstanding, of which 48% were collateralized. Included in this $1.6 billion total are letters of credit issued by the Bank that support $0.7 billion of securities that were issued by our customers and sold by The Huntington Investment Company (HIC), our broker-dealer subsidiary. If the Bank’s short-term credit ratings were downgraded, the Bank could be required to obtain funding in order to purchase the entire amount of these securities pursuant to its letters of credit. Due to lower demand, investors have begun returning these securities either to HIC for re-marketing or to the Bank for redemption. Pursuant to the letters of credit issued by the Bank, the Bank repurchased, in October 2008, $266.2 million of these securities representing: (a) $57.2 million that were returned to HIC, and held in its securities portfolio, as of September 30, 2008, and (b) $209.0 million that were returned to the Bank for redemption by the current investors of the securities in October 2008.
     We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At September 30, 2008, December 31, 2007, and September 30, 2007, we had commitments to sell residential real estate loans of $485.6 million, $555.9 million, and $466.1 million, respectively. These contracts mature in less than one year.
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
     As shown in Table 37, our consolidated tangible equity to assets ratio was 5.98% at September 30, 2008, an increase from 5.08% at December 31, 2007, and 5.90% at June 30, 2008. The 8 basis point increase from June 30, 2008, primarily reflected a decrease in total assets, and to a lesser extent, a decrease in goodwill and other intangible assets.

Table 37 — Capital Adequacy

		“Well-
		Capitalized”	2008			2007
(in millions)		Minimums	September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets (1)	Consolidated		$46,608	$46,602	$46,546	$46,044	$45,931
	Bank		45,883	46,346	46,333	45,731	45,444

Tier 1 leverage ratio (1)	Consolidated	5.00%	7.99%	7.88%	6.83%	6.77%	7.57%
	Bank	5.00	6.36	6.37	6.24	5.99	6.23

Tier 1 risk-based capital ratio (1)	Consolidated	6.00	8.80	8.82	7.56	7.51	8.35
	Bank	6.00	7.01	7.10	6.89	6.64	6.99

Total risk-based capital ratio (1)	Consolidated	10.00	12.03	12.05	10.87	10.85	11.58
	Bank	10.00	10.25	10.32	10.39	10.17	10.42

Tangible equity / asset ratio	Consolidated		5.98	5.90	4.92	5.08	5.70

Tangible common equity / asset ratio	Consolidated		4.88	4.80	4.92	5.08	5.70

Tangible equity / risk-weighted assets ratio (1)	Consolidated		6.59	6.58	5.57	5.67	6.46

Average equity / average assets	Consolidated		11.56	11.44	10.70	11.40	11.50

(1)	Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. We intend to maintain both the parent company’s and the Bank’s risk-based capital ratios at levels at which each would be considered “well capitalized” by regulators. At September 30, 2008, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $0.5 billion and $0.1 billion, respectively; and the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $1.3 billion and $0.9 billion, respectively.
     Our participation in the TARP voluntary CPP (see “Risk Factors” discussion within the “Introduction” section) is expected to increase our Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio by approximately three percentage points.
     Shareholders’ equity totaled $6.4 billion at September 30, 2008. This represented an increase compared with $5.9 billion at December 31, 2007, primarily reflecting the prior quarter’s issuance of an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock pays, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly. Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 83.668 shares of common stock of Huntington.
     Additionally, to accelerate the building of capital and to lower the cost of issuing the aforementioned securities, we reduced our quarterly common stock dividend to $0.1325 per common share, effective with the dividend paid July 1, 2008.
     No shares were repurchased during the quarter. Although there are currently 3.9 million shares remaining available under the current authorization announced April 20, 2006, no future share repurchases are contemplated.

Table 38 — Quarterly Common Stock Summary

	2008			2007
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Common stock price, per share
High (1)	$13.500	$11.750	$14.870	$18.390	$22.930
Low (1)	4.370	4.940	9.640	13.500	16.050
Close	7.990	5.770	10.750	14.760	16.980
Average closing price	7.510	8.783	12.268	16.125	18.671

Dividends, per share
Cash dividends declared per common share	$0.1325	$0.1325	$0.2650	$0.2650	$0.2650

Common shares outstanding
Average — basic	366,124	366,206	366,235	366,119	365,895
Average — diluted (2)	367,361	367,234	367,208	366,119	368,280
Ending	366,069	366,197	366,226	366,262	365,898

Book value per share	$15.86	$15.87	$16.13	$16.24	$17.08
Tangible book value per share	6.84	6.82	7.08	7.13	8.10

Common share repurchases
Number of shares repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(2)	For the three-month period ended September 30, 2008, and the three-month period ended June 30, 2008, the impact of the convertible preferred stock issued in April of 2008 totaling 47.6 and 39.8 million shares, respectively, were excluded from the diluted share calculations. They was excluded because the results would have been higher than basic earnings per common share (anti-dilutive) for the periods.

LINES OF BUSINESS DISCUSSION
     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results of Operations, Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of consolidated financial performance.
     We have three distinct lines of business: Regional Banking, Auto Finance and Dealer Services (AFDS), and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes our Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
     Acquisition of Sky Financial
     The businesses acquired in the Sky Financial merger were fully integrated into each of the corresponding Huntington lines of business as of July 1, 2007. The Sky Financial merger had the largest impact to Regional Banking, but also impacted PFCMG and Treasury/Other. For Regional Banking, the merger added four new banking regions and strengthened our presence in five regions where Huntington previously operated. The merger did not significantly impact AFDS.
     Methodologies were implemented to estimate the approximate effect of the acquisition for the entire company; however, these methodologies were not designed to estimate the approximate effect of the acquisition to individual lines of business. As a result, the effect of the acquisition to the individual lines of business is not quantifiable. In the following individual line of business discussions, 2008 third quarter results are compared with 2008 second quarter results. We believe that this comparison provides the most meaningful analysis because: (a) the impacts of the Sky Financial acquisition are included in both periods, and (b) the comparisons of the first nine-month period of 2008 to the first nine-month period of 2007 are distorted as a result of the non-quantifiable impact of the Sky Financial acquisition to the individual lines of business, and (c) the comparisons of the 2008 third quarter to the 2007 third quarter are skewed as the current general economic environment is significantly different than during the 2007 third quarter. As a result, we believe that a more meaningful analysis of our core activities is obtained by comparisons to the prior quarter; as such comparisons are less affected by the impact of the overall economic changes.
     Funds Transfer Pricing
     We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-

based pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in Treasury/Other where it can be monitored and managed.
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
     Net Income by Business Segment
     The company reported net income of $75.1 million in the 2008 third quarter. This compared with a net income of $101.4 million in the 2008 second quarter, a decrease of $26.3 million. The breakdown of net income for the 2008 third quarter by business segment is as follows:
▪	Regional Banking: $121.2 million ($3.7 million increase compared with 2008 second quarter)

▪	AFDS: $0.1 million loss ($8.0 million decrease compared with 2008 second quarter)

▪	PFCMG: $21.1 million ($11.6 million increase compared with 2008 second quarter)

▪	Treasury/Other: $67.1 million loss ($33.6 million decline compared with 2008 second quarter)

Regional Banking
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and almost 1,400 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At September 30, 2008, Retail Banking accounted for 50% and 82% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
2008 Third Quarter versus 2008 Second Quarter
Table 39 — Key Performance Indicators for Regional Banking

	Three Months Ended
	September 30,	June 30,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net interest income	$366,466	$366,001	$465	0.1%
Provision for credit losses	100,319	104,660	(4,341)	(4.1)
Non-interest income	140,936	148,264	(7,328)	(4.9)
Non-interest expense	220,628	228,826	(8,198)	(3.6)
Provision for income taxes	65,259	63,273	1,986	3.1

Net Income	$121,196	$117,506	$3,690	3.1%

Total average earning assets (in millions)	$32,782	$33,060	$(278)	(0.8)%
Total average loans/leases (in millions)	32,479	32,557	(78)	(0.2)
Total average deposits (in millions)	33,132	33,095	37	0.1
Net interest margin	4.46%	4.46%	—%	—
Net charge-offs (NCOs)	$69,073	$51,286	$17,787	34.7
NCOs as a % of average loans and leases	0.85%	0.63%	0.22%	34.9
Return on average equity	20.4	20.4	—	---%
Retail banking # DDA households (eop)	898,966	897,023	1,943	0.2%
Retail banking # new relationships 90-day cross-sell (average)	2.23	2.54	(0.31)	(12.2)
Small business # business DDA relationships (eop)	106,538	105,337	1,201	1.1
Small business # new relationships 90-day cross-sell (average)	2.07	2.11	(0.04)	(1.9)
Mortgage banking closed loan volume (in millions)	$680	$1,127	$(447)	(39.7)

eop — End of Period.

     Regional Banking contributed $121.2 million of the company’s net income in the 2008 third quarter. This compared with net income of $117.5 million in the 2008 second quarter, and represented an increase of $3.7 million.
     Fully taxable equivalent net interest income was essentially unchanged from the prior quarter as total average earning assets and the net interest margin were essentially flat. This reflected an increase in consumer deposit spreads, offset by a decrease in commercial loan spreads, as well as a decrease in commercial deposit balances.
     Total average loans and leases were little changed compared with the prior quarter primarily reflecting growth in our commercial portfolios, and to a lesser extent, our home equity portfolio. The loan growth was centered in the Pittsburgh and Southern Ohio regions. The increase in home equity loans reflected borrowers moving into this product, as lower rates were available. These increases were offset by declines in some of our other consumer portfolios, particularly our residential mortgage portfolio reflecting a $473 million loan sale in the prior quarter.
     Average deposits were also essentially flat compared with the prior quarter. Consumer deposits increased $499.6 million, or 2.3%, compared with the prior quarter. However, despite an increase in the number of DDA households during the quarter, consumer transaction deposits decreased $111.7 million, or 3%, reflecting lower economic stimulus deposits in the current quarter, as well as the continuation of customers transferring funds to higher rate accounts such as certificates of deposit as short-term rates declined. Commercial deposits decreased $343.2 million, or 4%, primarily reflecting our initiative to reduce collateralized public fund non-transaction account deposit balances. However, commercial transaction deposits increased $85.1 million, or 2%, reflecting an increase in small business DDA relationships. Foreign deposits declined during the quarter primarily reflecting the anticipated $159.5 million decline in one customer account.
     The provision for credit losses decreased to $100.3 million in the current quarter compared with $104.7 million in the prior quarter primarily reflecting lower economic reserve adjustments as consumer confidence within our footprint improved during the current quarter. NCOs totaled $69.1 million, or an annualized 0.85% of average loans and leases, in the 2008 third quarter compared with $51.3 million, or an annualized 0.63% of average loans and leases, in the 2008 second quarter. This increase reflected the impact of the continued economic weakness across our Midwest markets, most notably in portfolios related to the residential housing sector, both commercial and consumer.
     Non-interest income decreased $7.3 million, or 5%, primarily reflecting: (a) $4.2 million decrease in derivative net fee sharing reflecting decreased commercial real estate transactions, and (b) $2.1 million decrease in mortgage banking income primarily reflecting a $2.1 million gain in the prior quarter relating to the sale of $473 million in residential real estate loans, as well as a $5.5 million decline in origination and secondary marketing fees driven by a decline in closed loan volume, partially offset by a $4.2 million improvement in the net hedging impact of MSRs.
     Non-interest expense decreased $8.2 million, or 4%, reflecting: (a) $3.5 million decrease in personnel expense resulting from the impact of a reduction of 158, or 2%, full-time equivalent staff during the quarter reflecting the benefit of continued merger efficiencies and a restructuring in which two regions were collapsed and 13 banking offices were consolidated, (b) $3.6 million decline in allocated indirect expense related to merger efficiencies, and (c) $1.5 million decline in losses on the sale of OREO.

Auto Finance and Dealer Services (AFDS)
(This section should be read in conjunction with Significant Item 1.)
Objectives, Strategies, and Priorities
     Our AFDS line of business provides a variety of banking products and services to more than 3,700 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas. AFDS finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, and their working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The AFDS strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share.
     2008 Third Quarter versus 2008 Second Quarter
Table 40 — Key Performance Indicators for Auto Finance and Dealer Services

	Three Months Ended
	September 30,	June 30,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net interest income	$36,123	$35,344	$779	2.2%
Provision for credit losses	22,369	6,855	15,514	N.M.
Non-interest income	15,840	14,949	891	6.0
Non-interest expense	29,811	31,275	(1,464)	(4.7)
Provision for income taxes	(76)	4,257	(4,333)	N.M.

Net Income	$(141)	$7,906	$(8,047)	N.M. %

Total average earning assets (in millions)	$6,075	$5,989	$86	1.4%
Total average loans/leases (in millions)	5,926	5,875	51	0.9
Total automobile loans (in millions)	3,855	3,635	220	6.1
Total automobile direct leases (in millions)	768	915	(147)	(16.1)
Total automobile operating lease assets (in millions)
Total automobile operating lease income	11,492	9,357	2,135	22.8
Total automobile operating lease expense	$9,093	$7,200	$1,893	26.3

Net interest margin	2.37%	2.37%	—%	—
Net charge-offs (NCOs)	$13,989	$12,409	$1,580	12.7
NCOs as a % of average loans and leases	0.94%	0.85%	0.1%	10.6
Return on average equity	(0.2)	16.3	(16.5)	N.M. %

Automobile loans production (in millions)	$500.7	$672.7	$(172.0)	(25.6)%
Automobile leases production (in millions)	43.8	74.3	(30.5)	(41.0)

     AFDS reported a net loss of $0.1 million in the 2008 third quarter. This compared with net income of $7.9 million in the 2008 second quarter, and represented a decrease of $8.0 million.
     The most notable factor contributing to the $8.0 million decrease in net income was a $15.5 million increase in provision for credit losses to $22.4 million in the current quarter compared with $6.9 million in the prior quarter. The provision for credit losses increase primarily reflected increases in the ALLL maintained for consumer loans due to the deteriorating quality of this portfolio as a result of the continuing economic weakness in our markets. Also, the 2008 second quarter reflected a decrease to the ALLL maintained for commercial loans of approximately $7.1 million due to the improved credit quality of this portfolio. NCOs totaled $14.0 million, or an annualized 0.94% of average related loans and leases, an increase from $12.4 million, or an annualized 0.85% of average related loans and leases in the 2008 second quarter. This 13% increase was also a reflection of the continued economic weakness in our markets along with declines in values of certain used vehicles, which have resulted in lower recovery rates on sales of repossessed vehicles.
     Fully taxable equivalent net interest income increased $0.8 million, or 2%, reflecting a $0.1 billion increase in average earning assets, primarily automobile loans. The net interest margin was unchanged at 2.37%.
     Total average automobile loans increased $0.2 billion reflecting a continuation of strong origination volumes, which totaled $500.7 million in the 2008 third quarter. Although this represented a decline from $672.7 million in the 2008 second quarter and $678.9 million in the 2008 first quarter, primarily reflecting declines in industry-wide sales of new and used vehicles, all 2008 quarters have exceeded 2007 levels. The increase in automobile loan production in 2008 reflected the consistent execution of our commitment to service quality to our dealers, as well as market dynamics that have resulted in some competitors reducing their automobile lending activities. The increase in total average automobile loans was partially offset by a $0.1 billion decline in average lease balances (operating and direct leases, combined), reflecting consistent declines in automobile lease production volumes since the 2007 second quarter.
     Non-interest expense (excluding operating lease expense) decreased $3.4 million reflecting a $1.6 million decline in losses on sales of vehicles returned at the end of their lease terms. This decline resulted primarily from stabilization in estimated future vehicle values as well as a decrease in the number of returned vehicles. The remainder of the decrease in non-interest expense was spread across various other expense categories reflecting lower production levels and the favorable impact of cost control measures. Additionally, non-interest income (excluding operating lease income) decreased $1.2 million primarily reflecting a decline in servicing income as our serviced-loan portfolio continued to run off, and lower fee income from the sale of Huntington Plus loans as production levels of this product continue to decline.
     Automobile operating lease income increased $0.2 million and consisted of a $2.1 million increase in non-interest income, offset by a $1.9 million increase in non-interest expense. These increases primarily reflected a 27% increase in operating lease assets resulting from all automobile lease originations since the 2007 fourth quarter being recorded as operating leases.

Private Financial and Capital Markets Group (PFCMG)
(This section should be read in conjunction with Significant Items 1, 5, and 6.)
Objectives, Strategies, and Priorities
     PFCMG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, and private banking products and services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and interest rate risk management products. To serve higher net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our Huntington Funds, which consists of 32 proprietary mutual funds, including 11 variable annuity funds. Huntington Funds assets represented 29% of the approximately $14.3 billion total assets under management at September 30, 2008. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of licensed investment sales representatives and licensed personal bankers.
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
2008 Third Quarter versus 2008 Second Quarter
Table 41 — Key Performance Indicators for Private Financial and Capital Markets Group

	Three Months Ended
	September 30,	June 30,	Change
(in thousands unless otherwise noted)	2008	2008	Amount	Percent

Net interest income	$25,438	$24,591	$847	3.4%
Provision for credit losses	2,704	9,298	(6,594)	(70.9)
Non-interest income	52,124	44,451	7,673	17.3
Non-interest expense	42,395	45,173	(2,778)	(6.1)
Provision for income taxes	11,362	5,100	6,262	N.M.

Net Income	$21,101	$9,471	$11,630	N.M. %

Total average earning assets (in millions)	$2,653	$2,649	$4	0.2%
Total average loans/leases (in millions)	2,599	2,593	6	0.2
Net interest margin	3.84%	3.75%	0.09%	2.4
Net charge-offs (NCOs)	$689	$1,551	$(862)	(55.6)
NCOs as a % of average loans and leases	0.11%	0.24%	(0.13)%	(54.2)
Return on average equity	35.3	18.2	17.1	94.0%

Total brokerage and insurance income	$17,635	$17,414	$221	1.3%
Total trust services income	30,730	32,863	(2,133)	(6.5)
Total assets under management (in billions)	14.3	14.6	(0.3)	(2.1)
Total trust assets (in billions)	49.7	52.7	(3.0)	(5.7)
     PFCMG contributed $21.1 million of the company’s net income in the 2008 third quarter. This compared with net income of $9.5 million in the 2008 second quarter, and represented an increase of $11.6 million.

     The primary factors contributing to the $11.6 million increase were: (a) $6.6 million decrease in provision for credit losses reflecting a combination of lower NCOs and reduced specific loan loss reserves, and (b) $7.7 million increase in other non-interest income primarily reflecting a $7.4 million improvement in the equity funds portfolio ($3.2 million gain in the current quarter, compared with $4.2 million loss in the prior quarter).
     Net interest income increased $0.8 million, or 3%, reflecting a 9 basis point improvement in the net interest margin to 3.84% from 3.75%. This margin improvement resulted from a 4% growth in deposits, mainly in higher yielding checking accounts, while loan growth was essentially flat.
     In addition to the improvement in the equity funds portfolio discussed above, non-interest income increased as a result of a $2.5 million participation gain related to a mezzanine lending transaction. Partially offsetting these increases was a $2.1 million decline in trust services income, reflecting a $0.3 billion decline in managed trust assets due to the impact of lower market values. Also contributing to the decline in trust services income was the redirection of private banking sweep balances from the Huntington Funds to Bank money-market deposit accounts.
     Non-interest expense declined $2.8 million, or 6%. This decline resulted primarily from: (a) $1.5 million decline in other non-interest expense primarily reflecting a reduction in the accrual for distributions to the mezzanine lending joint venture partner, and (b) $1.3 million decline in personnel expense reflecting managed reductions in full-time equivalent staff and sales-related associate activities.
     The combination of increased non-interest income and reduced non-interest expense resulted in an improvement in the efficiency ratio from 65.3% to 54.5% and to an increase in ROE from 18.2% to 35.3%.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2008	2007
(in thousands, except number of shares)	September 30,	December 31,	September 30,

Assets
Cash and due from banks	$901,239	$1,416,597	$1,202,381
Federal funds sold and securities purchased under resale agreements	269,519	592,649	431,244
Interest bearing deposits in banks	298,297	340,090	288,841
Trading account securities	998,249	1,032,745	1,034,240
Loans held for sale	286,751	494,379	479,853
Investment securities	4,565,064	4,500,171	4,288,974
Loans and leases	41,191,723	40,054,338	39,987,240
Allowance for loan and lease losses	(720,738)	(578,442)	(454,784)

Net loans and leases	40,470,985	39,475,896	39,532,456

Bank owned life insurance	1,353,400	1,313,281	1,302,363
Premises and equipment	527,798	557,565	547,380
Goodwill	3,056,386	3,059,333	2,995,961
Other intangible assets	375,914	427,970	443,446
Accrued income and other assets	1,556,987	1,486,792	2,756,788

Total Assets	$54,660,589	$54,697,468	$55,303,927

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$37,569,056	$37,742,921	$38,404,365
Short-term borrowings	1,974,368	2,843,638	2,227,116
Federal Home Loan Bank advances	3,483,001	3,083,555	2,716,265
Other long-term debt	2,497,002	1,937,078	1,974,387
Subordinated notes	1,864,728	1,934,276	1,919,625
Accrued expenses and other liabilities	898,528	1,206,860	1,812,495

Total Liabilities	48,286,683	48,748,328	49,054,253

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares - 8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, Par value of $1,000, 569,000 shares issued and outstanding	569,000	—	—
Common stock -
Par value of $0.01 and authorized 1,000,000,000 shares; issued 366,970,661; 367,000,815 and 366,636,953 shares respectively; outstanding 366,068,762; 366,261,676 and 365,898,439 shares, respectively	3,670	3,670	3,665
Capital surplus	5,228,381	5,237,783	5,226,556
Less 901,899; 739,139 and 738,514 treasury shares at cost, respectively	(15,501)	(14,391)	(14,447)
Accumulated other comprehensive loss:
Unrealized (losses) on investment securities	(207,816)	(10,011)	(3,221)
Unrealized (losses) gains on cash flow hedging derivatives	(13,450)	4,553	9,392
Pension and other postretirement benefit cumulative adjustments	(45,411)	(44,153)	(80,272)
Retained earnings	855,033	771,689	1,108,001

Total Shareholders’ Equity	6,373,906	5,949,140	6,249,674

Total Liabilities and Shareholders’ Equity	$54,660,589	$54,697,468	$55,303,927

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2008	2007	2008	2007

Interest and fee income
Loans and leases
Taxable	$600,340	$747,938	$1,863,556	$1,675,983
Tax-exempt	1,388	2,409	4,899	2,994
Investment securities
Taxable	55,042	60,152	163,500	164,951
Tax-exempt	7,497	7,100	22,375	19,721
Other	21,461	33,556	81,484	64,916

Total interest income	685,728	851,155	2,135,814	1,928,565

Interest expenses
Deposits	219,086	320,490	721,734	715,321
Short-term borrowings	7,604	26,264	38,545	69,372
Federal Home Loan Bank advances	23,435	34,661	83,080	63,180
Subordinated notes and other long-term debt	46,967	60,107	137,129	162,113

Total interest expense	297,092	441,522	980,488	1,009,986

Net interest income	388,636	409,633	1,155,326	918,579
Provision for credit losses	125,392	42,007	334,855	131,546

Net interest income after provision for credit losses	263,244	367,626	820,471	787,033

Service charges on deposit accounts	80,508	78,107	232,806	172,917
Trust services	30,952	33,562	98,169	86,220
Brokerage and insurance income	34,309	28,806	106,563	62,087
Other service charges and fees	23,446	21,045	67,429	49,176
Bank owned life insurance income	13,318	14,847	41,199	36,602
Mortgage banking income	10,302	9,629	15,741	26,102
Securities losses	(73,790)	(13,152)	(70,288)	(18,187)
Other income	48,812	31,830	148,420	91,127

Total non-interest income	167,857	204,674	640,039	506,044

Personnel costs	184,827	202,148	586,761	471,978
Outside data processing and other services	32,386	40,600	96,933	88,115
Net occupancy	25,215	33,334	85,429	72,659
Equipment	22,102	23,290	71,636	58,666
Amortization of intangibles	19,463	19,949	57,707	24,988
Marketing	7,049	13,186	23,307	29,868
Professional services	13,405	11,273	36,247	25,856
Telecommunications	6,007	7,286	19,116	15,989
Printing and supplies	4,316	4,743	14,695	11,657
Other expense	24,226	29,754	95,449	72,514

Total non-interest expense	338,996	385,563	1,087,280	872,290

Income before income taxes	92,105	186,737	373,230	420,787
Provision for income taxes	17,042	48,535	69,747	106,338

Net income	$75,063	$138,202	$303,483	$314,449

Dividends declared on preferred shares	12,091	—	23,242	—

Net income applicable to common shares	$62,972	$138,202	$280,241	$314,449

Average common shares — basic	366,124	365,895	366,188	279,171
Average common shares — diluted	367,361	368,280	367,268	282,014

Per common share
Net income — basic	$0.17	$0.38	$0.77	$1.13
Net income — diluted	0.17	0.38	0.76	1.12
Cash dividends declared	0.1325	0.2650	0.5300	0.7950
See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Nine Months Ended September 30, 2007:
Balance, beginning of period	—	$—	236,064	$2,064,764	$—	(590)	$(11,141)	$(55,066)	$1,015,769	$3,014,326
Comprehensive Income:
Net income									314,449	314,449
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($9,497)								(17,475)		(17,475)
Unrealized gains on cash flow hedging derivatives, net of tax of ($4,101)								(7,616)		(7,616)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($2,809)								5,216		5,216
Prior service costs, net of tax of ($161)								300		300
Transition obligation, net of tax of ($291)								540		540

Total comprehensive income										295,414

Assignment of $0.01 par value per share for each share of Common Stock				(2,062,404)	2,062,404					—
Cash dividends declared ($0.795 per share)									(222,217)	(222,217)
Shares issued pursuant to acquisition			129,639	1,296	3,131,936					3,133,232
Recognition of the fair value of share-based compensation					12,725					12,725
Other share-based compensation activity			934	9	17,050					17,059
Other (2)					2,441	(149)	(3,306)			(865)

Balance, end of period	—	$—	366,637	$3,665	$5,226,556	(739)	$(14,447)	$(74,101)	$1,108,001	$6,249,674

Nine Months Ended September 30, 2008:
Balance, beginning of period	—	$—	367,001	$3,670	$5,237,783	(739)	$(14,391)	$(49,611)	$771,689	$5,949,140
Cumulative effect of change in accounting principle for fair value of assets and libilities, net of tax of ($803)									1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324								(3,834)	(4,195)	(8,029)

Balance, beginning of period — as adjusted	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(53,445)	768,985	5,942,602
Comprehensive Income:
Net income									303,483	303,483
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($108,049)								(197,805)		(197,805)
Unrealized losses on cash flow hedging derivatives, net of tax of ($9,696)								(18,006)		(18,006)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($843)								1,565		1,565
Prior service costs, net of tax of ($253)								470		470
Transition obligation, net of tax of ($291)								541		541

Total comprehensive income										90,248

Issuance of preferred stock	569	569,000			(18,866)					550,134
Cash dividends declared:
Common ($0.53 per share)									(193,998)	(193,998)
Preferred ($40.847 per share)									(23,242)	(23,242)
Recognition of the fair value of share-based compensation					10,544					10,544
Other share-based compensation activity			(30)	—	(674)				(195)	(869)
Other (2)					(406)	(163)	(1,110)	3		(1,513)

Balance, end of period	569	$569,000	366,971	$3,670	$5,228,381	(902)	$(15,501)	$(266,677)	$855,033	$6,373,906

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year.
For the nine months ended September 30, 2008 and 2007, the reclassification adjustments were $45,687, net of tax of ($24,601), and $11,822, net of tax of ($6,365), respectively.

(2)	Primarily represents net share activity for amounts held in deferred compensation plans.
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2008	2007

Operating activities
Net income	$303,483	$314,449
Adjustments to reconcile net income to net cash provided by operating activites:
Provision for credit losses	334,855	131,546
Depreciation and amortization	181,253	80,339
Net increase (decrease) in current and deferred income taxes	210	(15,471)
Net decrease (increase) in trading account securities	34,496	(1,833,142)
Originations of loans held for sale	(2,379,803)	(2,027,442)
Principal payments on and proceeds from loans held for sale	2,526,903	1,892,573
Other, net	(28,801)	28,148

Net cash provided by (used for) operating activities	972,596	(1,429,000)

Investing activities
Decrease (increase) in interest bearing deposits in banks	5,145	(129,950)
Net cash paid in acquisitions	—	(48,821)
Proceeds from:
Maturities and calls of investment securities	319,625	345,973
Sales of investment securities	546,169	785,702
Purchases of investment securities	(1,315,393)	(353,354)
Proceeds from sales of loans	471,362	108,588
Net loan and lease originations, excluding sales	(1,803,047)	(1,199,908)
Purchases of operating lease assets	(198,693)	(6,365)
Proceeds from sale of operating lease assets	20,383	25,004
Purchases of premises and equipment	(44,890)	(75,991)
Other, net	56,509	23,497

Net cash used for investing activities	(1,942,830)	(525,625)

Financing activities
(Decrease) increase in deposits	(178,316)	501,648
(Decrease) increase in short-term borrowings	(846,866)	848,020
Proceeds from issuance of subordinated notes	—	250,010
Maturity/redemption of subordinated notes	(76,659)	(46,660)
Proceeds from Federal Home Loan Bank advances	1,557,114	2,101,683
Maturity/redemption of Federal Home Loan Bank advances	(1,158,046)	(1,110,545)
Proceeds from issuance of long-term debt	887,111	—
Maturity of long-term debt	(358,730)	(301,283)
Net proceeds from issuance of preferred stock	550,134	—
Dividends paid on preferred stock	(11,151)	—
Dividends paid on common stock	(231,976)	(193,567)
Other, net	(869)	17,797

Net cash provided by financing activities	131,746	2,067,103

(Decrease) increase in cash and cash equivalents	(838,488)	112,478
Cash and cash equivalents at beginning of period	2,009,246	1,520,747

Cash and cash equivalents at end of period	$1,170,758	$1,633,225

Supplemental disclosures:
Income taxes paid	$69,538	$176,507
Interest paid	992,116	990,828
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	38,784	75,921
Preferred stock dividends accrued, paid in subsequent quarter	12,091	—
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2007 Annual Report on Form 10-K (2007 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the current period presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 — New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) — In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Huntington adopted Statement No. 157 effective January 1, 2008. The financial impact of this pronouncement was not material to Huntington’s consolidated financial statements (see Condensed Consolidated Statements of Shareholders’ Equity and Note 10).
In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delays the effective date of Statement No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Huntington is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued at fair value on a non-recurring basis.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP addresses application issues related to Statement No. 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active. Huntington has determined that investment securities classified as level 3 are trading in inactive markets at September 30, 2008. The fair value of these securities has been calculated using a discounted cash flow model and market liquidity premiums as permitted by the FSP (see Note 10).
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) - In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure certain financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Huntington adopted Statement No. 159, effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements (see Condensed Consolidated Statements of Shareholders’ Equity and Note 10).
FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP 39-1) - In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. The Company has historically presented all of its derivative positions and related collateral on a gross basis.

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
Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) - In November 2007, the SEC issued SAB 109. SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value. To make the staff ‘s views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Huntington adopted SAB 109, effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements.
FASB Statement No. 141 (Revised 2007), Business Combinations (Statement No. 141R) - Statement No. 141R was issued in December 2007. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited.
FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Statement No. 160) - Statement No. 160 was issued in December 2007. The Statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact this Statement will have on its consolidated financial statements.
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (Statement No. 161) - The FASB issued Statement No. 161 in March 2008. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the impact of this new pronouncement to be material to Huntington’s consolidated financial statements.
FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162) - Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The impact of this new Statement will not have an impact on the Company’s consolidated financial statements.
FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (Statement No. 163) - Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this Statement will not have an impact on the Company’s consolidated financial statements.

Note 3 — Restructured Loans
Franklin Credit Management relationship
     Franklin is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of the secondary market and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, and higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balance and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
     Loans to Franklin are funded by a bank group, of which Huntington is the lead bank and largest participant. The loans participated to other banks have no recourse to Huntington. The term debt exposure is secured by over 30,000 individual first- and second-priority lien residential mortgages. In addition, pursuant to an exclusive lockbox arrangement, Huntington receives substantially all payments made to Franklin on these individual mortgages.
     The following table details Huntington’s loan relationship with Franklin as of September 30, 2008:
Commercial Loans to Franklin

			Bank Group	Participated	Previously
(in thousands)	Franklin	Tribeca	Exposure	to others	charged off	Total
Variable rate, term loan (Facility A)	$513,335	$363,252	$876,587	$(147,910)	$—	$728,677
Variable rate, subordinated term loan (Facility B)	315,764	96,849	412,613	(68,296)	—	344,317
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	(116,776)	—
Line of credit facility	949	—	949	—	—	949
Other variable rate term loans	41,243	—	41,243	(20,622)	—	20,621

Subtotal	996,291	460,101	1,456,392	$(245,052)	$(116,776)	$1,094,564

Participated to others	(151,883)	(93,169)	(245,052)

Total principal owed to Huntington	844,408	366,932	1,211,340
Amounts charged off	(116,776)	—	(116,776)

Total book value of loans	$727,632	$366,932	$1,094,564

     Included in the allowance for loan and lease losses was an allowance of $115.3 million associated with the Franklin relationship. The adequacy of this reserve is determined using estimates of probability-of-default and loss-given-default performance assumptions for each of Franklin’s three portfolios of loans. The calculation of the specific ALLL for the Franklin portfolio is dependent, among other factors, on the assumptions mentioned above, as well as the current one-month LIBOR rate on the underlying loans to Franklin. As LIBOR rates increase, the specific ALLL for the Franklin portfolio may also increase.
     The Bank has met its commitment to reduce its exposure to Franklin to its legal lending limit. Loans to Franklin held at a subsidiary of the holding company totaled $387.5 million, with the remaining amount still held by the Bank.
Other
     From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. These restructurings generally occur within the residential mortgage and home equity loan portfolios and are not material in any period presented.

Note 4 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at September 30, 2008, December 31, 2007, and September 30, 2007:

	September 30, 2008		December 31, 2007		September 30, 2007
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury Under 1 year	$1,361	$1,372	$299	$303	$599	$604
1-5 years	253	255	250	253	250	251
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	1,614	1,627	549	556	849	855

Federal agencies
Mortgage backed securities
Under 1 year	200	200	—	—	1,349	1,352
1-5 years	16,228	16,465	—	—	11,530	11,671
6-10 years	9,359	9,365	1	1	4,502	4,533
Over 10 years	1,668,348	1,666,049	1,559,387	1,571,991	1,409,953	1,408,323

Total mortgage-backed Federal agencies	1,694,135	1,692,079	1,559,388	1,571,992	1,427,334	1,425,879

Other agencies
Under 1 year	—	—	101,367	101,412	99,834	99,875
1-5 years	562,446	559,153	62,121	64,010	49,692	50,415
6-10 years	—	—	6,707	6,802	—	—
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	562,446	559,153	170,195	172,224	149,526	150,290

Total Federal agencies	2,256,581	2,251,232	1,729,583	1,744,216	1,576,860	1,576,169

Municipal securities
Under 1 year	16	16	61	61	45	45
1-5 years	24,568	24,970	14,814	15,056	14,895	14,984
6-10 years	227,333	225,901	179,423	181,018	164,291	164,071
Over 10 years	459,412	440,022	497,086	501,191	501,677	501,170

Total municipal securities	711,329	690,909	691,384	697,326	680,908	680,270

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	696,558	611,200	784,339	783,047	700,578	701,039

Total private label CMO	696,558	611,200	784,339	783,047	700,578	701,039

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	30,000	30,000
6-10 years	—	—	—	—	—	—
Over 10 years	774,310	565,142	869,654	834,489	893,346	889,097

Total asset backed securities	774,310	565,142	869,654	834,489	923,346	919,097

Other
Under 1 year	1,699	1,694	2,750	2,744	3,650	3,647
1-5 years	6,348	6,315	10,399	10,401	9,497	9,489
6-10 years	798	785	446	452	446	443
Over 10 years	64	136	3,606	4,004	2,808	2,858
Non-marketable equity securities	427,474	427,474	414,583	414,583	350,080	350,080
Marketable equity securities	9,632	8,550	8,368	8,353	44,903	45,027

Total other	446,015	444,954	440,152	440,537	411,384	411,544

Total investment securities	$4,886,407	$4,565,064	$4,515,661	$4,500,171	$4,293,925	$4,288,974

     Other securities included Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt, and marketable equity securities. Huntington did not have any material equity positions in Fannie Mae and Freddie Mac.
     The following table is a summary of securities gains and losses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Gross gains on sales of securities	$2,764	$10,317	$9,365	$15,274
Gross (losses) on sales of securities	(1)	(134)	(4)	(1,682)
Other-than-temporary impairment recorded	(76,553)	(23,335)	(79,649)	(31,779)

Total securities gain (loss)	$(73,790)	$(13,152)	$(70,288)	$(18,187)

     Within the securities available for sale portfolio are certain types of asset-backed securities, including Alt-A mortgage loans, pooled trust preferred securities, and other securities. During the 2008 third quarter, the Company estimated that the cash flows from eight Alt-A mortgage backed securities would fall short of the required contractual interest and principal payments over the estimated remaining life of these securities. As such, other-than-temporary impairment was recognized.
     The following table provides additional detail regarding Huntington’s Alt-A mortgage loan-backed portfolio at September 30, 2008.
Alt-A Mortgage Loan Backed Portfolio (in thousands of dollars)

	September 30, 2008
	Impaired	Unimpaired	Total
Par value	$212,062	$342,844	$554,906

Book value	$134,821	$338,053	$472,874
Unrealized losses	—	(90,405)	(90,405)

Fair value	$134,821	$247,648	$382,469

Cumulative OTTI	$76,553	$—	$—

Weighted average: (1)
Fair value	64%	72%	69%
Collateral LTV	73	71	72
Expected loss	2.4	0.0	0.9

(1)	Based on par values.
     As of September 30, 2008, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. Huntington has reviewed its asset-backed portfolio with independent third parties and does not believe there is any other-than-temporary impairment from these securities. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at September 30, 2008.
Note 5 — Mortgage Servicing Rights
     For the three months ended September 30, 2008 and 2007, Huntington sold $438.8 million and $531.4 million of residential mortgage loans with servicing rights retained, resulting in a net pre-tax gain of $8.1 million and $7.8 million, respectively. During the first nine months of 2008 and 2007, sales of residential mortgage loans with servicing rights retained totaled $2.3 billion and $1.4 billion, respectively, resulting in a net pre-tax gain of $24.1 million and $18.6 million, respectively.
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
     The following table is a summary of the changes in MSR fair value during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Fair value, beginning of period	$240,024	$155,420	$207,894	$131,104
New servicing assets created	6,859	8,497	31,989	25,923
Servicing assets acquired	—	81,450	—	81,450
Change in fair value during the period due to:
Time decay (1)	(2,232)	(2,037)	(5,833)	(4,236)
Payoffs (2)	(4,002)	(4,534)	(14,339)	(10,422)
Changes in valuation inputs or assumptions (3)	(10,251)	(9,863)	10,687	5,114

Fair value, end of period	$230,398	$228,933	$230,398	$228,933

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates (see Note 12).

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
     A summary of key assumptions and the sensitivity of the MSR value at September 30, 2008 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change

Constant pre-payment rate	9.91%	$(8,726)	$(16,049)
Spread over forward interest rate swap rates	462	(4,681)	(9,362)
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
     Servicing fees, net of amortization of capitalized servicing assets, included in mortgage banking income amounted to $5.6 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively. For the respective nine month periods, the fees were $13.7 million and $9.9 million.
Note 6 — Goodwill and Other Intangible Assets
     Goodwill by line of business as of September 30, 2008, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2008	$2,906,155	$—	$87,517	$65,661	$3,059,333
Adjustments	(16,244)	—	(721)	14,018	(2,947)

Balance, September 30, 2008	$2,889,911	$—	$86,796	$79,679	$3,056,386

     The change in goodwill for the nine months ended September 30, 2008, primarily related to purchase accounting adjustments of acquired bank branches, operating facilities, and other contingent obligations primarily from the Sky Financial acquisition made on July 1, 2007. In the first quarter of 2008, Huntington also transferred $9.3 million of goodwill from Regional Banking to the Treasury/Other line of business to properly classify an acquisition made in 2007. Huntington does not expect a material amount of goodwill from mergers in 2007 to be deductible for tax purposes.
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

     At September 30, 2008, December 31, 2007, and September 30, 2007, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value

September 30, 2008
Core deposit intangible	$373,300	$(94,887)	$278,413
Customer relationship	104,574	(14,361)	90,213
Other	29,327	(22,039)	7,288

Total other intangible assets	$507,201	$(131,287)	$375,914

December 31, 2007
Core deposit intangible	$373,300	$(46,057)	$327,243
Customer relationship	104,574	(7,055)	97,519
Other	23,655	(20,447)	3,208

Total other intangible assets	$501,529	$(73,559)	$427,970

September 30, 2007
Core deposit intangible	$373,300	$(28,644)	$344,656
Customer relationship	99,887	(4,510)	95,377
Other	23,655	(20,242)	3,413

Total other intangible assets	$496,842	$(53,396)	$443,446

     The estimated amortization expense of other intangible assets for the remainder of 2008 and the next five years are as follows:

2008	$19,158
2009	68,372
2010	60,455
2011	53,310
2012	46,066
2013	40,429
Note 7 — Shareholders’ Equity
Issuance of Convertible Preferred Stock
     In the second quarter of 2008, Huntington completed the public offering of 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $569 million.
     On May 27, 2008, the board of directors declared a quarterly cash dividend on the Series A Preferred Stock of $19.597 per share. This amount was pro-rated over the initial dividend period as further set forth in the Articles Supplementary classifying the preferred stock. The dividend was payable July 15, 2008, to shareholders of record on July 1, 2008. On July 16, 2008, the board of directors declared a quarterly cash dividend on the Preferred Stock of $21.25 per share. The dividend was payable October 15, 2008, to shareholders of record on October 1, 2008. On October 15, 2008, the board of directors declared a quarterly cash dividend on the Preferred Stock of $21.25 per share. The dividend is payable January 15, 2009, to shareholders of record on January 2, 2009.
     Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 83.6680 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 47.6 million shares at September 30, 2008). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period.

Troubled Asset Relief Program (TARP)
     Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elect to participate by November 14, 2008. A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution.
     On October 27, 2008, Huntington announced that the Department of Treasury had preliminarily approved its application to participate in the TARP voluntary CPP. The Company’s participation is subject to the standard terms and conditions of the program. Huntington has been approved for approximately $1.4 billion in capital that will take the form of non-voting cumulative preferred stock that would pay cash dividends at the rate of 5% per annum for the first five years, and then pay cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury will receive warrants to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The expected proceeds of the $1.4 billion would be allocated to the preferred stock and additional paid-in-capital. Any resulting discount on the preferred stock would be amortized, resulting in additional dilution to our common stock. The exercise price for the warrant, and the market price for determining the number of shares of common stock subject to the warrants, would be determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrants would be immediately exercisable, in whole or in part, over a term of 10 years. The warrants would be included in Huntington’s diluted average common shares outstanding.
Share Repurchase Program
     On April 20, 2006, the Company announced that its board of directors authorized a new program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program). The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three months ended September 30, 2008. At the end of the period, the remaining 3,850,000 shares of common stock may be purchased under the 2006 Repurchase Program. As a result of the Company’s participation in the TARP, Huntington must obtain authorization from the Department of Treasury prior to repurchasing any additional shares under the 2006 Repurchase Program.
Note 8 — Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Basic earnings per common share
Net income	$75,063	$138,199	$303,483	$314,446
Preferred stock dividends	(12,091)		(23,242)

Net income available to common shareholders	$62,972	$138,199	$280,241	$314,446
Average common shares issued and outstanding	366,124	365,895	366,188	279,171
Basic earnings per common share	$0.17	$0.38	$0.77	$1.13

Diluted earnings per common share
Net income available to common shareholders	$62,972	$138,199	$280,241	$314,446
Effect of assumed preferred stock conversion	—		—

Net income applicable to diluted earnings per share	$62,972	$138,199	$280,241	$314,446
Average common shares issued and outstanding	366,124	365,895	366,188	279,171
Dilutive potential common shares:
Stock options and restricted stock units	354	1,668	260	2,211
Shares held in deferred compensation plans	883	717	820	632
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	1,237	2,385	1,080	2,843

Total diluted average common shares issued and outstanding	367,361	368,280	367,268	282,014
Diluted earnings per common share	$0.17	$0.38	$0.76	$1.12
     For the three months and nine months ended September 30, 2008, 47.6 million and 29.2 million, respectively average dilutive potential common shares associated with the convertible preferred stock issued in April of 2008 were excluded from the dilutive potential common shares because the result would have been antidilutive under the “if-converted” method. Options to purchase 25.9 million and 25.7 million shares during the three months and nine months ended September 30, 2008, respectively, and 19.9 million and 10.4 million shares during the three months and nine months ended September 30, 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $20.24 and $20.32 for the three months and nine months ended September 30, 2008, and $22.34 and $24.31 per share for the three months and nine months ended September 30, 2007.
     With the issuance of the Series A Convertible Preferred Stock (as described in Note 7), Huntington assumed a diluted conversion impact of approximately 47.6 million additional shares of common stock, subject to adjustments in certain circumstances. The additional shares impact diluted earnings per share, subject to the antidilution provisions under the “if-converted” method, on a weighted-average basis starting in the second quarter of 2008.
Note 9 — Share-based Compensation
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
     Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. The estimated fair value of options is amortized over the options’ vesting periods and is recognized in personnel costs in the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected term of options granted is derived from historical data on employee exercises. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the estimated dividend rate and stock price over the expected term of the option. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Assumptions
Risk-free interest rate	3.41%	4.75%	3.41%	4.74%
Expected dividend yield	5.26	5.27	5.28	5.26
Expected volatility of Huntington’s common stock	35.0	21.1	34.8	21.1
Expected option term (years)	6.0	6.0	6.0	6.0
Weighted-average grant date fair value per share	$1.54	$2.80	$1.54	$2.80
     Total share-based compensation expense for the three months ended September 30, 2008 and 2007 was $3.4 million and $4.9 million, respectively. For the nine month periods ended September 30, 2008 and 2007, share-based compensation expense was $10.5 million and $12.7 million, respectively. Huntington also recognized $1.2 million and $1.7 million, respectively, in tax benefits for each of the three-months ended September 30, 2008 and 2007, related to share-based compensation. The tax benefits recognized related to share-based compensation for the nine month periods ended September 30, 2008 and 2007, were $3.7 million and $4.5 million, respectively.
     Huntington’s stock option activity and related information for the nine months ended September 30, 2008, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2008	28,065	$20.57
Granted	1,872	7.23
Exercised	—	—
Forfeited/expired	(2,396)	23.13

Outstanding at September 30, 2008	27,541	$19.43	4.0	$1,995

Exercisable at September 30, 2008	23,806	$20.27	3.7	$—

     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007, was $4.2 million. There were no exercises of stock options in the first nine months of 2008.
     Cash received from the exercise of options for the three and nine months ended September 30, 2007, was $1.9 million and $16.5 million, respectively. The estimated tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $2.1 million for the same periods.
     The following table summarizes the status of Huntington’s restricted stock units as of September 30, 2008, and activity for the nine months ended September 30, 2008:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share

Nonvested at January 1, 2008	1,086	$21.35
Granted	873	7.08
Vested	(52)	20.75
Forfeited	(71)	19.68

Nonvested at September 30, 2008	1,836	$14.65

     The weighted-average grant date fair value of nonvested shares granted for the nine months ended September 30, 2008 and 2007, were $7.08 and $20.70, respectively. The total fair value of awards vested during each of the nine months ended September 30, 2008 and 2007, was $0.4 million and $0.5 million. As of September 30, 2008, the total unrecognized compensation cost related to nonvested awards was $14.4 million with a weighted-average remaining expense recognition period of 2.0 years.
     Of the 33.2 million shares of common stock authorized for issuance under the plans at September 30, 2008, 29.3 million were outstanding and 3.9 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At September 30, 2008, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2008.
Note 10 — Fair Values of Assets and Liabilities
     As discussed in Note 2, “New Accounting Pronouncements”, Huntington adopted fair value accounting standards Statement No. 157 and Statement No. 159 effective January 1, 2008. Huntington elected to apply the provisions of Statement No. 159, the fair value option, for mortgage loans originated with the intent to sell which are included in loans held for sale. Previously, a majority of the mortgage loans held for sale were recorded at fair value under the fair value hedging requirements of Statement No. 133. Application of the fair value option allows for both the mortgage loans held for sale and the related derivatives purchased to hedge interest rate risk to be carried at fair value without the burden of hedge accounting under Statement No. 133. The election was applied to existing mortgage loans held for sale as of January 1, 2008, and is also being applied prospectively to mortgage loans originated for sale. As of the adoption date, the carrying value of the existing loans held for sale was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented an increase in value of $2.3 million, or $1.5 million after tax.
     The following table summarizes the impact of adopting the fair value accounting standards as of January 1, 2008:

		Net Increase
	As of	to Retained	As of
	January 1, 2008	Earnings	January 1, 2008
(in thousands)	prior to Adoption	upon Adoption	after Adoption

Mortgage loans held for sale	$420,895	$2,294	$423,189
Tax impact		(803)

Cumulative effect adjustment, net of tax		$1,491

     At September 30, 2008, mortgage loans held for sale had an aggregate fair value of $273.2 million and an aggregate outstanding principal balance of $267.7 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including realized gains and losses of $10.0 million and $27.3 million for the three and nine months ended September 30, 2008, respectively.
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
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include US Treasury and other federal agency securities, and money market mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include US Government and agency mortgage-backed securities and municipal securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset backed securities and certain private label CMOs, for which Huntington obtains third party pricing. With the current market conditions, the assumptions used to determine the fair value of many Level 3 securities have greater subjectivity due to the lack of observable market transactions.
Certain non-marketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost and, therefore, are not subject to the disclosure requirements of Statement No. 157.
Mortgage loans held for sale
Mortgage loans held for sale are estimated using security prices for similar product types and, therefore, are classified in Level 2.
Mortgage servicing rights
MSRs do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions typically are not readily available. Accordingly, MSRs are classified in Level 3 (see Note 5).
Equity Investments
Equity investments are valued initially based upon transaction price. The carrying values are then adjusted from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is considered necessary based upon a variety of factors including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, and changes in market outlook. Due to the absence of quoted market prices and inherent lack of liquidity and the long-term nature of such assets, these equity investments are included in Level 3. Certain equity investments are accounted for under the equity method and, therefore, are not subject to the disclosure requirements of Statement No. 157.
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

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments(1)	September 30, 2008

Assets
Trading account securities	$46,755	$951,494			$998,249
Investment securities	572,259	2,388,989	$1,176,342		4,137,590
Mortgage loans held for sale		273,249			273,249
Mortgage servicing rights			230,398		230,398
Derivative assets	1,177	198,490	2,729	$(22,404)	179,992
Equity investments			40,032		40,032

Liabilities
Derivative liabilities	4,817	91,811	423	(47,639)	49,412

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
     The tables below present a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2008, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below included changes in fair value due in part to observable factors that are part of the valuation methodology. During the 2008 third quarter, the market for private label CMOs became less liquid, and as a result, inputs into the determination of the fair values of Huntington’s private label CMOs could not be determined principally from or corroborated by observable market data. Consequently, Management has transferred these securities into Level 3. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three months ended September 30, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments

Balance, June 30, 2008	$240,024	$2,005	$673,739	$32,200
Total gains/losses:
Included in earnings	(9,207)	357	(75,921)	5,915
Included in other comprehensive loss			(81,048)
Purchases, issuances, and settlements	(419)		(26,550)	1,917
Transfers in/out of Level 3		(56)	686,122

Balance, September 30, 2008	$230,398	$2,306	$1,176,342	$40,032

The amount of total gains or losses for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at reporting date:	$(9,207)	$301	$(156,969)	$5,915

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments

Balance, January 1, 2008	$207,894	$(46)	$834,489	$41,516
Total gains/losses:
Included in earnings	22,730	2,610	(78,252)	(7,374)
Included in other comprehensive loss			(259,945)
Purchases, issuances, and settlements	(226)		(104,873)	5,890
Transfers in/out of Level 3		(258)	784,923

Balance, September 30, 2008	$230,398	$2,306	$1,176,342	$40,032

The amount of total gains or losses for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at reporting date:	$22,730	$2,352	$(338,197)	$(1,601)

     The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2008.

	Level 3 Fair Value Measurements
	Three months ended September 30, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	Investments

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(9,207)	$357
Securities gains (losses)			$(76,554)
Other income (expense)			633	$5,915

Total	$(9,207)	$357	$(75,921)	$5,915

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	Investments

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$22,730	$2,610
Securities gains (losses)			$(79,650)
Other income (expense)			1,398	$(7,374)

Total	$22,730	$2,610	$(78,252)	$(7,374)

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
     Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the first three quarters of 2008, Huntington identified $32.4 million, $65.1 million, and $53.0 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the three and nine months ended September 30, 2008, nonrecurring fair value losses of $17.0 million and $68.5 million, respectively, were recorded within the provision for credit losses.
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
     On January 1, 2008, Huntington transitioned to fiscal year-end measurement date of plan assets and benefit obligations as required by FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (Statement No. 158). As a result, Huntington recognized a charge to beginning retained earnings of $4.2 million, representing the net periodic benefit costs for the last three months of 2007, and a charge to the opening balance of accumulated other comprehensive loss of $3.8 million, representing the change in fair value of plan assets and benefit obligations for the last three months of 2007 (net of amortization included in net periodic benefit cost).
     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Service cost	$5,954	$5,780	$420	$484
Interest cost	6,761	6,859	903	989
Expected return on plan assets	(9,786)	(10,132)	—	—
Amortization of transition asset	1	—	276	276
Amortization of prior service cost	78	—	95	95
Settlements	450	323	—	—
Recognized net actuarial loss (gain)	1,038	1,729	(274)	(64)

Benefit expense	$4,496	$4,559	$1,420	$1,780

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Service cost	$17,862	$14,670	$1,259	$1,233
Interest cost	20,283	18,792	2,709	2,323
Expected return on plan assets	(29,358)	(28,372)	—	—
Amortization of transition asset	3	3	828	828
Amortization of prior service cost	236	1	284	284
Settlements	1,350	2,323	—	—
Recognized net actuarial loss (gain)	3,114	7,960	(821)	(267)

Benefit expense	$13,490	$15,377	$4,259	$4,401

     There is no required minimum contribution for 2008 to the Plan.

     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.9 million and $0.7 million for the three-month periods ended September 30, 2008 and 2007, respectively. For the respective nine-month periods, the cost was $2.5 million and $2.1 million.
     Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $3.7 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively. For the respective nine month periods, the cost was $11.4 million and $9.2 million.
Note 12 — Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
     The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at September 30, 2008, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Loans	$—	$3,275,000	$3,275,000
Deposits	90,000	150,000	240,000
Federal Home Loan Bank advances	—	445,000	445,000
Subordinated notes	675,000	—	675,000
Other long-term debt	50,000	—	50,000

Total notional value at September 30, 2008	$815,000	$3,870,000	$4,685,000

     The following table presents additional information about the interest rate swaps and caps used in Huntington’s Asset and Liability Management activities at September 30, 2008:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Asset conversion swaps
Receive fixed — generic	$3,275,000	1.8	$(8,723)	2.97%	2.78%

Total asset conversion swaps	3,275,000	1.8	(8,723)	2.97	2.78

Liability conversion swaps
Receive fixed — generic	725,000	8.1	46,238	5.33	3.04
Receive fixed — callable	90,000	6.6	(16)	4.93	2.76
Pay fixed — generic	595,000	0.7	(7,842)	2.63	4.97

Total liability conversion swaps	1,410,000	4.8	38,380	4.17	3.84

Total swap portfolio	4,685,000	2.7	29,657	3.33%	3.10%

				Weighted-Average
				Strike Rate
Purchased Caps
Interest rate caps	300,000	0.8	2	5.50%

Total purchased caps	$300,000	0.8	$2	5.50%

Purchased Floors
Interest rate floors	300,000	3.4	2,362	3.00%

Total purchased floors	$300,000	3.4	$2,362	3.00%

     These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase/(decrease) to net interest income of $4.7 million and ($1.3 million) for the three months ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007, the impact to net interest income was an increase/(decrease) of $6.8 million and ($1.5 million), respectively.
     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At September 30, 2008, December 31, 2007, and September 30, 2007, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $50.3 million, $31.4 million, and $4.9 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
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
     Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $3.5 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively. For the nine month periods ended September 30, 2008 and 2007, total trading revenue for customer accommodation was $23.5 million and $11.7 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $10.7 billion, $6.4 billion, and $5.7 billion at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $153.9 million, $116.0 million, and $63.6 million, respectively, at the same dates.
     Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at September 30, 2008, was $3.1 billion. The total notional amount corresponds to trading assets with a fair value of $7.2 million and trading liabilities with a fair value of $6.1 million. Total losses for the three months ended September 30, 2008 and 2007, were $3.3 million and $5.6 million, respectively. For the nine months ended September 30, 2008 and 2007, total losses were $40.2 million and $18.4 million, respectively.
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

Note 13 — Commitments and Contingent Liabilities
Commitments to extend credit
          In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at September 30, 2008, December 31, 2007, and September 30, 2007, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2008	2007	2007

Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,640	$6,756	$6,674
Consumer	4,928	4,680	4,673
Commercial real estate	2,007	2,565	2,556
Standby letters of credit	1,577	1,549	1,403
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
          Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.7 million, $4.6 million, and $4.5 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.
          Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2008, Huntington had $1.6 billion of standby letters of credit outstanding, of which 48% were collateralized. Included in this $1.6 billion total are letters of credit issued by the Bank that support $0.7 billion of securities that were issued by customers and sold by The Huntington Investment Company (HIC), the Company’s broker-dealer subsidiary. If the Bank’s short-term credit ratings were downgraded, the Bank could be required to obtain funding in order to purchase the entire amount of these securities pursuant to its letters of credit. Due to lower demand, investors have begun returning these securities either to HIC for re-marketing or to the Bank for redemption. Pursuant to the letters of credit issued by the Bank, the Bank repurchased, in October 2008, $266.2 million of these securities representing: (a) $57.2 million that were returned to HIC, and held in its securities portfolio, as of September 30, 2008, and (b) $209.0 million that were returned to the Bank for redemption by current investors of the securities in October 2008.
          Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans
          Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At September 30, 2008, December 31, 2007, and September 30, 2007, Huntington had commitments to sell residential real estate loans of $485.6 million, $555.9 million, and $466.1 million, respectively. These contracts mature in less than one year.
Income Taxes
          During the third quarter 2008, the Internal Revenue Service and other tax jurisdictions have proposed various adjustments to the Company’s previously filed tax returns. Management believes that the tax positions taken by the

Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. No reserves have been established for the above proposed adjustments including for any interest or penalties. An adverse outcome related to the proposed adjustments would not have an adverse impact on the statement of financial position, but could have a material adverse impact on the Company’s results of operations in the period it occurs.
Litigation
          Between December 19, 2007 and February 1, 2008, three putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007 or July 20, 2007 to January 10, 2008. These complaints seek to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin Credit Management (Franklin). On June 5, 2008, two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007. At this stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss. A third putative class action lawsuit was filed in the same court on January 18, 2008, with substantially the same allegations, but was dismissed on March 4, 2008.
          Three putative derivative class action lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. At this stage of the lawsuits, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
          Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. The complaints seek to allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Huntington stock being offered as an investment alternative for participants in the Plan. The complaints sought money damages and equitable relief. On May 13, 2008, the three cases were consolidated into a single action. On August 4, 2008, a consolidated complaint was filed asserting a class period of July 1, 2007 through the present. At this stage, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.
          On May 7, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington (as successor in interest to Sky Financial), and certain of Sky Financial’s former officers on behalf of all persons who purchased or acquired Sky Financial common stock in connection with and as a result of Sky Financial’s October 2006 acquisition of Waterfield Mortgage Company. The complaint seeks to allege that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the issuance of allegedly false and misleading registration and proxy statements leading up to the Waterfield acquisition and their disclosures about the nature and extent of Sky Financial’s lending relationship with Franklin. At this stage of this lawsuit, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
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

Note 14 - Parent Company Financial Statements
          The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007

ASSETS
Cash and cash equivalents (1)	$279,688	$153,489	$240,228
Due from The Huntington National Bank	30,741	144,526	141,864
Due from non-bank subsidiaries	324,216	332,517	303,398
Investment in The Huntington National Bank	5,552,026	5,607,872	5,703,000
Investment in non-bank subsidiaries	1,141,774	844,032	882,493
Accrued interest receivable and other assets	179,153	165,416	140,450

Total assets	$7,507,598	$7,247,852	$7,411,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,693	$2,578	$3,900
Long-term borrowings	803,699	902,169	902,169
Dividends payable, accrued expenses, and other liabilities	328,300	393,965	255,690

Total liabilities	1,133,692	1,298,712	1,161,759

Shareholders’ equity	6,373,906	5,949,140	6,249,674

Total liabilities and shareholders’ equity	$7,507,598	$7,247,852	$7,411,433

(1)	Includes restricted cash of $125,000 at September 30, 2008

	Three months ended		Nine months ended
Statements of Income	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Income
Dividends from
The Huntington National Bank	$142,254	$150,000	$142,254	$239,000
Non-bank subsidiaries	—	29,154	16,845	39,259
Interest from
The Huntington National Bank	4,094	3,858	14,525	12,236
Non-bank subsidiaries	3,434	3,635	10,366	10,660
Management fees from subsidiaries	—	—	—	3,882
Other	21,795	572	22,393	723

Total income	171,577	187,219	206,383	305,760

Expense
Personnel costs	5,903	3,040	16,892	11,204
Interest on borrowings	10,353	15,053	33,594	26,838
Other	6,721	1,238	14,768	9,079

Total expense	22,977	19,331	65,254	47,121

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	148,600	167,888	141,129	258,639
Income taxes	(3,196)	(7,766)	(16,386)	(16,698)

Income before equity in undistributed net income of subsidiaries	151,796	175,654	157,515	275,337
Increase (decrease) in undistributed net income of:
The Huntington National Bank	(92,516)	(18,807)	140,404	47,953
Non-bank subsidiaries	15,783	(18,645)	5,564	(8,841)

Net income	$75,063	$138,202	$303,483	$314,449

	Nine months ended
Statements of Cash Flows	September 30,
(in thousands)	2008	2007

Operating activities
Net income	$303,483	$314,449
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(145,968)	(39,112)
Depreciation and amortization	1,780	(2,664)
Change in other, net	35,312	(142,688)

Net cash provided by operating activities	194,607	129,985

Investing activities
Net cash paid for acquisition	—	(313,311)
Repayments from subsidiaries	734,656	225,209
Advances to subsidiaries	(1,010,732)	(245,827)

Net cash provided by (used in) investing activities	(276,076)	(333,929)

Financing activities
Proceeds from issuance of long-term borrowings	—	250,010
Payment of borrowings	(98,470)	(42,577)
Dividends paid on preferred stock	(11,151)	—
Dividends paid on common stock	(231,976)	(193,567)
Proceeds from issuance of preferred stock	550,134	—
Proceeds from issuance of common stock	(869)	17,582

Net cash used for financing activities	207,668	31,448

Change in cash and cash equivalents	126,199	(172,496)
Cash and cash equivalents at beginning of year	153,489	412,724

Cash and cash equivalents at end of year	$279,688	$240,228

Supplemental disclosure:
Interest paid	$33,594	$26,838
Dividends in-kind received from The Huntington National Bank	124,689	—

Note 15 — Segment Reporting
          Huntington has three distinct lines of business: Regional Banking, Auto Finance and Dealer Services, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes the Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
          The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers located in 13 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, almost 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these six states, including mortgage banking and equipment leasing. Each region serves both retail and commercial customers. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At September 30, 2008, Retail Banking accounted for 52% and 83% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Auto Finance and Dealer Services (AFDS): This segment provides a variety of banking products and services to more than 3,700 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas. AFDS finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances the dealerships new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, and their working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include Huntington’s insurance agency business, investment securities, and bank owned life insurance. The net interest income/(expense) of this segment includes the net impact of administering the Company’s investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income, insurance revenue, and any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

          Listed below are certain financial results by line of business. For the three and nine months ended September 30, 2008 and 2007, operating earnings were the same as reported earnings.

	Three Months Ended September 30,
Income Statements	Regional			Treasury/	Huntington
(in thousands )	Banking	AFDS	PFCMG	Other	Consolidated

2008
Net interest income	$366,466	$36,123	$25,438	$(39,391)	$388,636
Provision for credit losses	(100,319)	(22,369)	(2,704)	—	(125,392)
Non-interest income	140,936	15,840	52,124	(41,043)	167,857
Non-interest expense	(220,628)	(29,811)	(42,395)	(46,162)	(338,996)
Income taxes	(65,259)	76	(11,362)	59,503	(17,042)

Operating / reported net income	$121,196	$(141)	$21,101	$(67,093)	$75,063

2007
Net interest income	$351,390	$34,510	$23,321	$412	$409,633
Provision for credit losses	(31,398)	(8,575)	(2,034)	—	(42,007)
Non-interest income	135,996	8,051	44,461	16,166	204,674
Non-interest expense	(237,964)	(19,713)	(45,166)	(82,720)	(385,563)
Income taxes	(76,308)	(4,996)	(7,204)	39,973	(48,535)

Operating / reported net income	$141,716	$9,277	$13,378	$(26,169)	$138,202

	Nine Months Ended September 30,
Income Statements	Regional			Treasury/	Huntington
(in thousands of dollars)	Banking	AFDS	PFCMG	Other	Consolidated

2008
Net interest income	$1,091,329	$107,638	$74,694	$(118,335)	$1,155,326
Provision for credit losses	(274,713)	(46,305)	(13,837)	—	(334,855)
Non-Interest income	406,760	43,585	141,068	48,626	640,039
Non-Interest expense	(683,879)	(87,252)	(135,352)	(180,797)	(1,087,280)
Income taxes	(188,824)	(6,183)	(23,301)	148,561	(69,747)

Operating / reported net income	$350,673	$11,483	$43,272	$(101,945)	$303,483

2007
Net interest income	$779,983	$98,484	$60,528	$(20,416)	$918,579
Provision for credit losses	(108,727)	(16,623)	(6,196)	—	(131,546)
Non-Interest income	322,089	32,216	119,024	32,715	506,044
Non-Interest expense	(567,020)	(57,918)	(121,882)	(125,470)	(872,290)
Income taxes	(149,213)	(19,657)	(18,016)	80,548	(106,338)

Operating / reported net income	$277,112	$36,502	$33,458	$(32,623)	$314,449

	Assets at			Deposits at
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions)	2008	2007	2007	2008	2007	2007

Regional Banking	$34,328	$34,360	$34,599	$33,024	$32,626	$32,718
AFDS	6,342	5,823	5,632	67	58	63
PFCMG	3,080	2,963	2,884	1,553	1,626	1,631
Treasury / Other	10,911	11,551	12,189	2,925	3,433	3,992

Total	$54,661	$54,697	$55,304	$37,569	$37,743	$38,404

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
Item 1A. Risk Factors
          Information required by this item is set forth in Part 1 Item 2.- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.

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
(a) Exhibits

		Incorporated from	SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
3.1	Articles of Restatement of Charter	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 21, 2008	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2008.	Current Report on Form 8-K dated July 22, 2008.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

10.1	* Form of Executive Agreement for certain executive officers.

10.2	Second Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan

10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, October 15, 2008.

10.4	* Executive Deferred Compensation Plan, as amended and restated, October 15, 2008.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: November 10, 2008	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: November 10, 2008	/s/ Donald R. Kimble
Donald R. Kimble
Executive Vice President and Chief Financial Officer