Form 10-K
period 2008-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2009-02-24
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-34073
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
8.50% Series A non-voting, perpetual convertible preferred stock	NASDAQ
Common Stock — Par Value $0.01 per Share	NASDAQ
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, determined by using a per share closing price of $5.77, as quoted by NASDAQ on that date, was $2,046,310,882. As of January 31, 2009, there were 366,141,961 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2008.
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting

HUNTINGTON BANCSHARES INCORPORATED

INDEX

Huntington Bancshares Incorporated
PART I
     When we refer to “we,” “our,” and “us” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary The Huntington National Bank, and its subsidiaries.
Item 1: Business
     We are a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2008, the Bank had:

•	345 banking offices in Ohio

•	115 banking offices in Michigan

•	57 banking offices in Pennsylvania

•	51 banking offices in Indiana

•	28 banking offices in West Virginia

•	13 banking offices in Kentucky

•	4 private banking offices in Florida

•	one foreign office in the Cayman Islands

•	one foreign office in Hong Kong
     We conduct certain activities in other states including Arizona, Florida, Maryland, New Jersey, Tennessee, Texas, and Virginia. Our foreign banking activities, in total or with any individual country, are not significant. At December 31, 2008, we had 10,951 full-time equivalent employees.
     Our lines of business are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statement results for each of our lines of business can be found in Note 24 of the Notes to Consolidated Financial Statements, both are included in our Annual Report to shareholders, which is incorporated into this report by reference.
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
     In connection with emergency economic stabilization programs adopted in late 2008 as described below under “Recent Regulatory Developments,” we are also subject for the foreseeable future to certain direct oversight by the U.S. Treasury Department and to certain non-traditional oversight by our normal banking regulators.
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
     The Bank is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any non-bank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank are limited to:
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
     As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

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
Emergency Economic Stabilization Act of 2008, Federal Deposit Insurance Corporation, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, and Other Regulatory Developments
Emergency Economic Stabilization Act of 2008
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
     Troubled Assets Relief Program (TARP)
     Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends.

     On November 14, 2008, we participated in the CPP and issued approximately $1.4 billion in capital in the form of non-voting cumulative preferred stock that pays cash dividends at the rate of 5% per annum for the first five years, and then pays cash dividends at the rate of 9% per annum thereafter. In addition, the Department of Treasury received warrants to purchase shares of our common stock having an aggregate market price equal to 15% of the preferred stock amount. The proceeds of the $1.4 billion have been credited to the preferred stock and additional paid-in-capital. The difference between the par value of the preferred stock and the amount credited to the preferred stock account is amortized against retained earnings and is reflected in our income statement as dividends on preferred shares, resulting in additional dilution to our common stock. The exercise price for the warrant of $8.90, and the market price for determining the number of shares of common stock subject to the warrants, was determined on the date of the preferred investment (calculated on a 20-trading day trailing average). The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants are included in our diluted average common shares outstanding in periods when the effect of their inclusion is dilutive to earnings per share.
Federal Deposit Insurance Corporation (FDIC)
     EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC temporarily provides unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The limits are scheduled to return to $100,000 on January 1, 2010.
     In addition, on February 3, 2009, the Bank completed the issuance and sale of $600 million of Floating Rate Senior Bank Notes with a variable rate of three month LIBOR plus 40 basis points, due June 1, 2012 (the Notes). The Notes are guaranteed by the FDIC under the FDIC’s Temporary Liquidity Guarantee Program and are backed by the full faith and credit of the United States. The FDIC’s guarantee cost $20 million, which will be amortized over the term of the notes.
     (See “Bank Liquidity” discussion for additional details regarding the Temporary Liquidity Guarantee Program.)
Financial Stability Plan
      On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The U.S. Treasury Department has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks. We continue to monitor these developments and assess their potential impact on our business.
American Recovery and Reinvestment Act of 2009
      On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.
      Under ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under TARP remains outstanding:
•	Limits on compensation incentives for risk taking by senior executive officers.

•	Requirement of recovery of any compensation paid based on inaccurate financial information.

•	Prohibition on “Golden Parachute Payments”.

•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.

•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.

•	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.

•	Limitation on luxury expenditures.

•	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

•	The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC.
     The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the U.S. Treasury Department.
Homeowner Affordability and Stability Plan
      On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.
     More details regarding HASP are to be announced on March 4, 2009. We continue to monitor these developments and assess their potential impact on our business
Other Regulatory Developments
     The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007 are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.
     Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel 1A proposals, a new rulemaking involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized approach or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2008.
Dividend Restrictions
     Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval. The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. As a result, for the year ended December 31, 2008, the Bank did not pay any cash dividends to Huntington. At December 31, 2008, the Bank could not have declared and paid any additional dividends to the parent company without regulatory approval.

     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if the Bank were to pay dividends. The Federal Reserve and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. As previously described, the CPP limits our ability to increase dividends to shareholders.
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
     In addition, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums. The new system is based on an institution’s probability of causing a loss to the DIF, and requires that each depository institution be placed in one of four risk categories, depending on a combination of its capitalization and its supervisory ratings. Under the base rate schedule adopted in late 2006, institutions in Risk Category I would be assessed between 2 and 4 basis points, while institutions in Risk Category IV could be assessed a maximum of 40 basis points.
     The FDIC set 2007 assessment rates at three basis points above the base schedule rates, i.e., between 5 and 7 basis points for Risk Category I institutions and up to 43 basis points for Risk Category IV institutions. To assist the transition to the new system requiring assessment payments by all insured institutions, the Bank and other depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, were made eligible for a one-time assessment credit based on their shares of the aggregate 1996 assessment base. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law.
     For 2008, the FDIC resolved to maintain the designated reserve ratio at 1.25 percent, and to leave risk-based assessments at the same rates as in 2007, that is between 5 and 43 basis points, depending upon an institution’s risk category.
     As a participating FDIC insured bank, we were assessed deposit insurance premiums totaling $24.1 million during 2008. However, the one-time assessment credit described above was fully utilized to substantially offset our 2008 deposit insurance premium and, therefore, only $7.6 million of deposit insurance premium expense was recognized during 2008.
     In late 2008, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. These changes commencing April 1, 2009, would set base assessment rates between 10 and 45 basis points, depending on the risk category, but would apply adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) to individual institutions that could result in assessment rates between 8 and 21 basis points for institutions in the lowest risk category and 43 to 77.5 basis points for institutions in the highest risk category. A final rule to be issued in early 2009 could adjust these assessment rates further in the light of developing conditions. The purpose of the April 1, 2009, changes is to ensure that riskier institutions will bear a greater share of the proposed increase in assessments, and will be subsidized to a lesser degree by less risky institutions. The changes are also part of an FDIC plan to restore the designated reserve ratio to 1.25% by 2013. That ratio was expected to fall to 0.65 to 0.70 percent during the course of 2009.

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
     Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:
•	“Tier 1”, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets.

•	“Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

•	“Total capital” is Tier 1 plus Tier 2 capital.
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
     Special minimum capital requirements apply to equity investments in non-financial companies. The requirements consist of a series of deductions from Tier 1 capital that increase within a range from 8% to 25% of the adjusted carrying value of the investment.
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
     An institution is deemed to be:
•	“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;
•	“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution;
•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;
•	“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%; and
•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.
     Throughout 2008, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.

		“Well-	At December 31, 2008
		Capitalized”		Excess
(in billions of dollars)		Minimums	Actual	Capital

Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	9.82%	$2.5
	Bank	5.00	5.99	0.5
Tier 1 risk-based capital ratio	Consolidated	6.00	10.72	2.2
	Bank	6.00	6.44	0.2
Total risk-based capital ratio	Consolidated	10.00	13.91	1.8
	Bank	10.00	10.71	0.3
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
     Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $3.4 billion of such brokered deposits at December 31, 2008.
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
The largest single contributor to our net loss in the fourth quarter of 2008, and our reduced net income in 2008, was $438.0 million of provision expense relating to our credit relationship with Franklin Credit Management Corporation (Franklin). This charge represents our best estimate of the inherent loss within this credit relationship. However, there can be no assurance that we will not incur further losses relating to the Franklin relationship.
     We have a significant loan relationship with Franklin. Franklin describes itself as a specialty consumer finance company primarily engaged in the servicing and resolution of performing, re-performing, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balances and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated non-prime loans through its wholly-owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
     Through the 2008 third quarter, the Franklin relationship continued to perform and accrue interest. While the cash flow generated by the underlying collateral declined slightly, it continued to exceed the requirements of the restructuring agreement. However, during the 2008 fourth quarter the cash flows deteriorated significantly, reflecting a more severe than expected deterioration in the overall economy. Principal payments associated with the first mortgage portfolios contracted significantly as the availability of credit was further reduced. An important source of principal reductions had been proceeds from the sale of properties in foreclosure, so the tightening of credit standards had a direct negative impact on the cash flows during the quarter. In addition, interest collections declined in the Franklin second mortgage portfolio as delinquencies continued to increase. These factors, coupled with the significant economic downturn in the 2008 fourth quarter, further weakened Franklin’s borrowers’ ability to pay, which resulted in significant deterioration in the cash flow that we expected to receive from these loans. As such, the changes in our estimates of the future expected cash flows led to the following 2008 fourth quarter actions:
•	$423.3 million of our loans to Franklin were charged-off,

•	$9.0 million of interest income was reversed as the remaining loans were put on nonaccrual,

•	$7.3 million of interest swap exposure was written off, and

•	$438.0 million of provision expense was recorded to replenish and increase the remaining specific loan loss reserve.
     As a result of these actions, at December 31, 2008, total loans outstanding to Franklin were $650.2 million, down $444.3 million, or 41%, from $1.095 billion at September 30, 2008. The specific allowance for loan losses on the Franklin exposure at December 31, 2008, was $130.0 million, up from $115.3 million at September 30, 2008, and represented 20% of the remaining loans outstanding. Subtracting the specific reserve from total loans outstanding, our total net exposure to Franklin at December 31, 2008, was $520.2 million.
     For further discussion concerning our exposure to Franklin, see the “Significant Items Influencing Financial Performance and Comparisons” section included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.

     If Franklin’s financial or operating condition were to deteriorate further, we have established alternatives for loan servicing. In the event of default by Franklin, we can terminate servicing responsibilities and appoint a successor servicer. Franklin would be contractually obligated to cooperate with us and incur the costs of transferring all documents, files, and balances to the successor.
     We do not control Franklin, and Franklin’s ability to collect payments of principal and interest on its loans and other recoveries from its real estate assets depends upon the efforts of its own employees and third-party servicers hired by it. Franklin, like other residential mortgage lenders, is likely to be materially adversely affected by further declines in home prices and disruptions in credit markets in many locales across the United States.
A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect our business and operating results.
     Our business could be adversely affected to the extent that weaknesses in business and economic conditions have direct or indirect impacts on us or on our customers and counterparties. These conditions could lead, for example, to one or more of the following:
•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in customer savings generally and in the demand for savings and investment products offered by us; and

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
     An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. The markets we serve are dependent, indirectly, on industrial businesses and thus particularly vulnerable to adverse changes in economic conditions in these regions.
Our commercial real estate loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.
     At December 31, 2008, we had $10.1 billion of commercial real estate loans, including $1.6 billion of loans to builders of single family homes. There continues to be a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.
Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.
     Like all banks, we are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2008, we had:
•	$7.6 billion of home equity loans and lines, representing 18% of total loans and leases.

•	$4.8 billion in residential real estate loans, representing 12% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 63% of this portfolio.

•	$1.6 billion of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented 4% of total loans and leases.

•	$0.7 billion of loans to Franklin, net of amounts charged-off, substantially all of which is secured by and ultimately reflects exposures to residential real estate loans. These loans represented 2% of total loans and leases.

•	$2.1 billion of mortgage-backed securities, including $1.6 billion of Federal Agency mortgage-backed securities, $0.5 billion of private label collateralized mortgage obligations, $0.3 billion of Alt-A mortgage backed securities, and $0.1 billion of pooled trust preferred securities that could be negatively affected by a decline in home values.
Adverse economic conditions in the automobile manufacturing and related service industries may impact our banking business.
     Many of the banking markets we serve are dependent, directly or indirectly, on the automobile manufacturing industry. We do not have any direct credit exposure to automobile manufacturers. However, we do have $288 million of exposure to companies that derive more than 25% of their revenues from contracts with the automobile manufacturing companies. Also, these automobile manufacturers or their suppliers employ many of our consumer customers. The automobile manufacturing industry has experienced significant economic difficulties over the past five years, which, in turn, has adversely impacted a number of related industries that serve the automobile manufacturing industry, including automobile parts suppliers and other indirect businesses. We cannot provide assurance that the economic conditions in the automobile manufacturing and related service industries will improve at any time in the foreseeable future or that adverse economic conditions in these industries will not impact the Bank.
We could experience losses on residual values related to our automobile lease portfolio.
     Inherently, automobile lease portfolios are subject to residual risk, which arises when the market price of the leased vehicle at the end of the lease term is below the estimated residual value at the time the lease is originated. This situation arises due to a decline in used car market values. A reduction in the expected proceeds from the residual values of our direct financing leases would result in an immediate recognition of impairment on the lease whereas a reduction in the expected proceeds from the residual values of our operating leases would result in an increase in the depreciation of our operating lease assets over the remaining term of the lease. For further discussion about our management of lease residual risk, see the “Lease Residual Risk” section of Management’s Discussion and Analysis of our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
(2) Market Risks:
If our stock price declines from levels at December 31, 2008, we will evaluate our goodwill balances for impairment, and if the values of our businesses have declined, we could recognize an impairment charge for our goodwill.
     We performed interim evaluations of our goodwill balances at June 30, 2008, and December 31, 2008, and an annual goodwill impairment assessment as of October 1, 2008. Based on our analyses, we concluded that the fair value of our reporting units exceeded the fair value of our assets and liabilities and, therefore, goodwill was not considered impaired at any of those dates. The valuation of each of these lines of business included determining the value of the assets and liabilities we currently own, as well as an estimate of the future earnings that we expect from each line of business. To validate our evaluation of the values of our businesses, we reconcile the aggregate values of our lines of business to our total market capitalization, allowing for an appropriate control premium, typically in a range of 20% to 50%. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. It is possible that our assumptions and conclusions regarding the valuation of our lines of business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material effect on our financial position and future results of operations.
The value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital.
     Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive loss and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other than temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities where we have recorded temporary impairment.

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
     Changes in interest rates also can affect the value of loans, securities, and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights and assets under management. A portion of our earnings results from transactional income. Examples of transactional income include trust income, brokerage income, gain on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. When we decide to stop accruing interest on a loan, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of loans on nonaccrual status could have an adverse impact on net interest income.
     Although fluctuations in market interest rates are neither completely predictable nor controllable, our Market Risk Committee (MRC) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the Market Risk — “Interest Rate Risk” section included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference. If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates, especially customer deposit rates, could remain at current levels.
(3) Liquidity Risks:
If the Bank or holding company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities.
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
     We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow from the Federal Reserve’s discount window.

     Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time to time, consider opportunistically retiring our outstanding securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. For further discussion, see the “Liquidity Risk” section included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
If our credit ratings were downgraded, the ability to access funding sources may be negatively impacted or eliminated, and our liquidity and the market price of our common stock could be adversely impacted. The Bank has issued letters of credit that support $500 million of notes and bonds issued by our customers. The majority of the bonds have been sold by The Huntington Investment Company, our broker-dealer subsidiary. A downgrade in the Bank’s short term rating might influence some of the bond investors to put the bonds back to the remarketing agent. A failure to remarket would require the Bank to obtain funding for the amount of notes and bonds that cannot be remarketed.
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
     Credit ratings as of February 13, 2009, for the parent company and the Bank can be found in Table 40 of Management’s Discussion and Analysis of our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
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
The OCC may impose dividend payment and other restrictions on the Bank, which could impact our ability to pay dividends to shareholders or repurchase stock. Due to the significant loss that the Bank incurred in the fourth quarter of 2008, at December 31, 2008, the Bank could not declare and pay dividends to the holding company without regulatory approval.
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

     We do not anticipate that the holding company will receive dividends from the Bank during 2009, as we build the Bank’s regulatory capital levels above our already “well-capitalized” level.
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the OCC “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it could impact our ability to pay dividends to shareholders or repurchase stock. Throughout 2008, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized.”
     For further discussion, see the “Parent Company Liquidity” section included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
(4) Operational Risks:
If our regulators deem it appropriate, they can take regulatory actions that could impact our ability to compete for new business, constrain our ability to fund our liquidity needs, and increase the cost of our services.
     Huntington and its subsidiaries are subject to the supervision and regulation of various State and Federal regulators, including the Office of the Comptroller of the Currency, the Federal Reserve, the FDIC, SEC, FINRA, and various state regulatory agencies. As such, Huntington is subject to a wide variety of laws and regulations, many of which are discussed in the “Regulatory Matters” section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.
The resolution of significant pending litigation, if unfavorable, could have a material adverse affect on our results of operations for a particular period.
     Huntington faces legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against Huntington could have material adverse financial effects or cause significant reputational harm to Huntington, which in turn could seriously harm Huntington’s business prospects. As more fully described in Note 21 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference, three putative class actions and three shareholder derivative action were filed against Huntington, certain affiliated committees, and / or certain of its current or former officers and directors from December 2007 through February 2008 related to Huntington’s transactions with Franklin and the financial disclosures relating to such transactions and, in one case, Huntington stock being offered as an investment in a Huntington employee benefit plan. At this time, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss in connection with these lawsuits. Although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

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
Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report its financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and stock price.
     Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Management continually seeks to improve these controls and procedures.
     Management believes that our key internal controls over financial reporting are currently effective; however, such controls and procedures will be modified, supplemented, and changed from time to time as necessitated by our growth and in reaction to external events and developments. While Management will continue to assess our controls and procedures and take immediate action to remediate any future perceived gaps, there can be no guarantee of the effectiveness of these controls and procedures on an on-going basis. Any failure to maintain in the future an effective internal control environment could impact our ability to report its financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact its business and stock price.

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
     Our other major properties consist of:
•	a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center;

•	a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio;

•	an eighteen-story office building in Charleston, West Virginia;

•	a three-story office building located in Holland, Michigan;

•	a Business Service Center in Columbus, Ohio;

•	The Crosswoods building, located in the greater Columbus area;

•	a twelve story office building in Youngstown, Ohio

•	a ten story office building in Warren, Ohio

•	an office complex located in Troy, Michigan; and

•	three data processing and operations centers (Easton and Northland) located in Ohio and one in Indianapolis.
     The office buildings above serve as regional administrative offices occupied predominantly by our Regional Banking and Private Financial, Capital Markets, and Insurance Group lines of business. The Auto Finance and Dealer Services line of business is located in the Northland operations center.
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
Item 3: Legal Proceedings
     Information required by this item is set forth in Note 21 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2009, we had 41,153 shareholders of record.

     Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 52 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Note 22 of the Notes to Consolidated Financial Statements included in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three-month period ended December 31, 2008. At the end of the period, 3,850,000 shares may be purchased under the 2006 Repurchase Program.
     The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW 50 Bank Index for the period December 31, 2003, through December 31, 2008. The KBW 50 Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the 50 largest banking companies and includes all money-center banks and most major regional banks. An investment of $100 on December 31, 2003, and the reinvestment of all dividends are assumed.
Item 6: Selected Financial Data
     Information required by this item is set forth in Table 1 in our 2008 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2008 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk
     Information required by this item is set forth in the caption “Market Risk” included in the 2008 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 8: Financial Statements and Supplementary Data
     Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements included in the 2008 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
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
Internal Control Over Financial Reporting
     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in the 2008 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
     Not applicable.

Item 9B: Other Information
     Not applicable.
PART III
     We refer in Part III of this report to relevant sections of our 2009 Proxy Statement for the 2009 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2008 fiscal year. Portions of our 2009 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee”, “Involvement in Certain Legal Proceedings” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement.
Item 11: Executive Compensation
     Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of our 2009 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2008.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of	Weighted-average	equity compensation
	outstanding	exercise price of	plans (excluding
	options, warrants,	outstanding options,	securities reflected in
	and rights (3)	warrants, and rights	column (a)) (4)
Plan category (1)	(a)	(b)	(c)

Equity compensation plans approved by security holders	20,297,317	$24.40	3,865,385
Equity compensation not approved by security holders (2)	7,814,021	18.37	438,341

Total	28,111,338	$22.73	4,303,726

(1)	All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington Investment and Tax Savings Plan, a broad-based plan qualified under Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.

(2)	This category includes the Employee Stock Incentive Plan, a broad-based stock option plan under which active employees, excluding executive officers, have received grants of stock options, and the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 100% of long-term incentive awards.

(3)	The figures in this column reflect shares of common stock subject to stock option grants outstanding as of December 31, 2008.

(4)	The figures in this column reflect shares reserved as of December 31, 2008 for future issuance under employee benefit plans, including shares available for future grants of stock options but excluding shares subject to outstanding options. Of these amounts, shares of common stock available for future issuance other than upon exercise of options, warrants or rights are as follows:
•	438,341 shares reserved for the Executive Deferred Compensation Plan;

•	No shares reserved for the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares;

•	No shares reserved for the Deferred Compensation Plan for Huntington directors under which directors may defer their director compensation and such amounts may be invested in shares of Huntington common stock; and

•	78,481 shares reserved for a similar plan (now inactive), the Deferred Compensation Plan for Directors, under which directors of selected subsidiaries of Huntington may defer their director compensation and such amounts may be invested in shares of Huntington common stock.
Other Information
     The other information required by this item is set forth under the caption “Ownership of Voting Stock” of our 2009 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of our 2009 Proxy Statement.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of our 2009 Proxy Statement.
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
The report of independent registered public accounting firm and consolidated financial statements appearing in our 2008 Annual Report on the pages indicated below are incorporated by reference in Item 8.

Annual
Report Page
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of December 31, 2008 and 2007	82
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	83
Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2008, 2007 and 2006	84
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	85
Notes to Consolidated Financial Statements	86-129

(1)	We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(2)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.39 in the Exhibit Index.
(b)	The exhibits to this Form 10-K begin on page 28 of this report.

(c)	See Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2009.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Donald R. Kimble

	Stephen D. Steinour		Donald R. Kimble
	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		Executive Vice President Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Thomas P. Reed

Thomas P. Reed
Senior Vice President and Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2009.

Raymond J. Biggs *	Jonathan A. Levy *
Raymond J. Biggs	Jonathan A. Levy
Director	Director

Don M. Casto III *	Wm. J. Lhota *

Don M. Casto III	Wm. J. Lhota
Director	Director

Michael J. Endres *	Gene E. Little *

Michael J. Endres	Gene E. Little
Director	Director

Marylouise Fennell *	Gerard P. Mastroianni *

Marylouise Fennell	Gerard P. Mastroianni
Director	Director

John B. Gerlach, Jr. *	David L. Porteous *

John B. Gerlach, Jr.	David L. Porteous
Director	Director

D. James Hilliker *	Kathleen H. Ransier *

D. James Hilliker	Kathleen H. Ransier
Director	Director

David P. Lauer *	* /s/ Donald R. Kimble

David P. Lauer	Donald R. Kimble
Director	Attorney-in-fact for each of the persons indicated

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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4

3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.1

10.2	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.2

10.3	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.3

10.4	Amendment to the Huntington Bancshares Incorporated Executive Agreements.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.1

10.5	* Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	000-02525	10	(a)

10.6	First Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	H

10.7	Second Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.2

10.8	* Huntington Supplemental Retirement Income Plan, amended and restated, effective October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	001-34073	10.3

10.9	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4	(a)

10.10	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4	(a)

10.11	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(q)

10.12	* Executive Deferred Compensation Plan, as amended and restated on October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.4

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.13	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5

10.14	* Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10	(r)

10.15	* First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10	(a)

10.16	* First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(c)

10.17	* Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(d)

10.18	* Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(e)

10.19	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(r)

10.20	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(h)

10.21	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(i)

10.22	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10	(b)

10.23	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10	(e)

10.24	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4	(a)

10.25	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10	(s)

10.26	* Employment Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.1

10.27	* Executive Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.2

10.28	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.29	* Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	000-02525	10 (t)

10.30	Schedule identifying material details of Executive Agreements 2006	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	10.34

10.31	Letter Agreement including Securities Purchase Agreement – Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1

10.32	* Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 21, 2006	000-02525	99.1

10.33	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1

10.34	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2

10.35	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3

10.36	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4

10.37	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G

10.38	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7

10.39	* Retention Payment Agreement	Annual Report on Form 10-K for the year ended December 31, 2007	000-02525	10.43

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.

13.1	Portions of our 2008 Annual Report to Shareholders

14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, are available on our website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.