Form 10-Q
period 2009-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2009-05-11
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2009
Commission File Number 1-34073
Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 401,991,189 shares of Registrant’s common stock ($0.01 par value) outstanding on April 30, 2009.

Huntington Bancshares Incorporated

PART 1. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, including our bank subsidiary, The Huntington National Bank (the Bank), organized in 1866, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including Private Financial Group (PFG) offices in Florida, and Mortgage Banking offices in Maryland and New Jersey. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. This MD&A provides updates to the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). This MD&A should be read in conjunction with our 2008 Form 10-K, the financial statements, notes, and other information contained in this report.
Our discussion is divided into key segments:
•	Introduction — Provides overview comments on important matters including risk factors, acquisitions, and other items. These are essential for understanding our performance and prospects.
•	Discussion of Results of Operations — Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items” section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.
•	Risk Management and Capital — Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.
•	Lines of Business Discussion — Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
A reading of each section is important to understand fully the nature of our financial performance and prospects.
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act.
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success and timing of other business strategies; (6) the nature, extent, and timing of governmental actions and reforms, including existing and potential future restrictions and limitations imposed in connection with the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP) or otherwise under the Emergency Economic Stabilization Act of 2008; and (7) extended disruption of vital infrastructure.

Additional factors that could cause results to differ materially from those described above can be found in our 2008 Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission (SEC). All forward- looking statements included in this filing are based on information available at the time of the filing. We assume no obligation to update any forward-looking statement.
Risk Factors
We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks.
More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2008 Form 10-K. Additional information regarding risk factors can also be found in the “Risk Management and Capital” discussion.
Update to Risk Factors
During the first quarter of 2009, our commercial and residential real estate and real estate-related portfolios continued to be affected by the ongoing reduction in real estate values and reduced levels of sales and, more generally, all of our loan portfolios have been affected by the sustained economic weakness of our Midwest markets and the impact of higher unemployment rates.
As described in the Credit Risk discussion, credit quality performance continued to be under pressure during the first quarter of 2009, with nonaccrual loans (NALs) and nonperforming assets (NPAs) both increasing at March 31, 2009, compared with December 31, 2008, and March 31, 2008. The allowance for loan and lease losses (ALLL) of $838.5 million at March 31, 2009, was 2.12% of period-end loans and leases and 54% of period-end nonaccrual loans and leases.
Our business depends on the creditworthiness of our customers and, in some cases, the value of the assets securing our loans to them. Our commercial portfolio, as well as our real estate-related portfolios, have continued to be negatively affected by the ongoing reduction in real estate values and reduced levels of sales and leasing activities. More generally, all of our loan portfolios, particularly our construction and commercial real estate loans, have been affected by the sustained economic weakness of our Midwest markets and the impact of higher unemployment rates. We periodically review the ALLL for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and NPAs. There is no certainty that the ALLL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the ALLL is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.
Bank regulators periodically review our ALLL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ALLL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and our financial condition.
In particular, an increase in our ALLL could result in a reduction in the amount of our tangible common equity (TCE). Given the focus on TCE, we may be required to raise additional capital through the issuance of common stock as a result of an increase in our ALLL. The issuance of additional common stock or other factors could have a dilutive effect on the existing holders of our common stock, and adversely affect the market price of our common stock.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity, or stock price.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s CPP under the TARP announced last fall and the new Capital Assistance Program (CAP) announced this spring, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. The U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs.
These programs subject us and other financial institutions that participate in them to additional restrictions, oversight, and costs that may have an adverse impact on our business, financial condition, results of operations, or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as related to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages and otherwise. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or its application. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.
We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.
We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, and other relevant considerations, and anticipate that, subject to market conditions, we are likely to take further capital actions. Such actions, with regulatory approval when required, may include opportunistically retiring our outstanding securities, including our subordinated debt, trust preferred securities, and preferred shares in open market transactions, privately negotiated transactions, or public offers for cash or common shares, as well as the issuance of additional shares of common stock in public or private transactions in order to increase our capital levels above our already “well-capitalized” levels, as defined by the federal bank regulatory agencies, as well as other regulatory capital targets.
In addition, both Huntington and the Bank are highly regulated, and our regulators could require us to raise additional common equity in the future, whether under the CAP or otherwise. While we were not one of the 19 institutions required to conduct a forward-looking capital assessment, or “stress test”, under the Supervisory Capital Assessment Program (SCAP), it is possible that the U.S. Treasury could extend the SCAP assessment (and related potential requirement to raise additional capital privately or through the CAP) to other institutions, including us. Alternatively, we could voluntarily apply to participate in CAP, although we currently do not intend to apply. Furthermore, both our regulators and we regularly perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital. Any such capital raise could include, among other things, the potential issuance of common equity to the public, the potential issuance of common equity to the government under the CAP, or the conversion of our existing Series B Preferred Stock to common equity. There could also be market perceptions that we need to raise additional capital, whether as a result of public disclosures that may be made regarding the SCAP stress test methodology or otherwise, and, regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to existing common stockholders. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to existing stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or securities convertible into or exchangeable for common stock in anticipation of such sales.
We still face risk relating to the Franklin Credit Management (Franklin) relationship not withstanding the restructuring announced on March 31, 2009.
The restructuring resulted in a $159.9 million net deferred tax asset equal to the amount of income and equity that was included in our operating results for the 2009 first quarter. While we believe that our position regarding the deferred tax asset and related income recognition is correct, that position could be challenged.
Recent Accounting Pronouncements and Developments
Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2009 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent that we believe the adoption of new accounting standards will materially affect our financial condition, results of operations, or liquidity, the impacts or potential impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Condensed Consolidated Financial Statements.
Critical Accounting Policies and Use of Significant Estimates
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary to understand and evaluate our company, financial position, results of operations, and cash flows.
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. The most significant accounting estimates and their related application are discussed in our 2008 Form 10-K.
The following discussion provides updates of our accounting estimates related to the fair value measurements of certain portfolios within our investment securities portfolio, goodwill, and Franklin loans.
Securities and Other-Than-Temporary Impairment (OTTI)
(This section should be read in conjunction with the “Investment Securities Portfolio” discussion.)
In April 2009, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSPs) that could impact estimates and assumptions utilized by us in determining the fair values of securities. The first, FSP Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” reaffirms the exit price fair value measurement guidance in Statement No. 157, “Fair Value Measurements,” and also provides additional guidance for estimating fair value in accordance with Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased.

The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment (OTTI) guidance in US GAAP for debt securities. The pronouncement shifts the focus from an entity’s intent to hold until recovery to its intent to sell. We would recognize OTTI through earnings on those debt securities that: (a) have a fair value less than its book value, and (b) we intend to sell (or we cannot assert that it is more likely than not that we will not have to sell before recovery). The amount of OTTI recognized would be the difference between the fair value and book value of the securities.
If we do not intend to sell a debt security, but it is probable that we will not collect all amounts due according to the debt’s contractual terms, we would separate the impairment into credit and noncredit components. The credit component of the impairment, measured as the difference between amortized cost and the present value of expected cash flows discounted at the security’s effective interest rate, would be recognized in earnings. The noncredit component would be recognized in other comprehensive income (OCI), separately from other unrealized gains and losses on available-for-sale securities.
Both FSPs are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 could require an adjustment to retained earnings and OCI at the beginning of the period of adoption to reclassify noncredit related impairment to OCI for securities. The adjustment would only be applicable to noncredit OTTI for debt securities that we do not have the intent to sell. Noncredit OTTI losses related to debt securities that we intend to sell (or for which we cannot assert that it is more likely than not that we will not have to sell the securities before recovery) will not be reclassified. We are currently evaluating the impact that the FSPs could have.
OTTI ANALYSIS ON CERTAIN SECURITIES PORTFOLIOS
Alt-A mortgage-backed and private-label collateralized mortgage obligation (CMO) securities represent securities collateralized by first-lien residential mortgage loans. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 on the fair value hierarchy. The securities were priced with the assistance of an outside third-party consultant using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.
We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily-impaired. Using the guidance in FSP EITF 99-20-1, we used the analysis to determine whether we believed it probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at March 31, 2009.
Our analysis indicated, as of March 31, 2009, a total of 14 Alt-A mortgage-backed securities and one private-label CMO would experience loss of principal. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 0.1% to 86.7% of the par value. The average amount of future principal loss was 6.3% of the par value. These losses were projected to occur beginning anywhere from 8 months to as many as 235 months in the future. We measured the amount of impairment on these securities using the fair value of the security in the scenario we considered to be most likely, using discount rates ranging from 10% to 16%, depending on both the potential variability of outcomes and the expected duration of cash flows for each security. As a result, in the 2009 first quarter, we recorded $1.5 million of OTTI in our Alt-A mortgage-backed securities portfolio representing additional impairment on one security that was previously impaired. No OTTI was recorded for our private-label CMO securities in the 2009 first quarter.
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 on the fair value hierarchy. The collateral generally consisted of trust preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. The first and second-tier bank trust preferred securities and the insurance company securities were priced with the assistance of an outside third-party consultant using a discounted cash flow approach, and the independent third-party’s proprietary pricing models. The model used inputs such as estimated default and deferral rates that were implied from the underlying performance of the issuers in the structure, and discount rates that were implied by market prices for similar securities and collateral structure types.

Cash flow analyses of the first and second-tier bank trust preferred securities issued by banks and bank holding companies were conducted to test for any OTTI. In accordance with FSP EITF 99-20-1, OTTI was recorded in certain securities within these portfolios, as it was probable that all contractual cash flows would not be collected. The discount rate used to calculate the cash flows ranged from 12%-15%, and an illiquidity premium due to the lack of an active market for these securities. We assumed that all issuers currently deferring interest payments would ultimately default, and we assumed a 10% recovery rate on such defaults. In addition, future defaults were estimated based upon an analysis of the financial strength of each respective issuer. As a result of this testing, we recognized OTTI of $2.4 million in the pooled-trust-preferred securities portfolio in the 2009 first quarter.
Please refer to the “Investment Securities Portfolio” discussion for additional information regarding OTTI.
Goodwill
Goodwill is tested for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. During the 2009 first quarter, our stock price declined 78%, from $7.66 per common share at December 31, 2008, to $1.66 per common share at March 31, 2009. Peer banks also experienced similar declines in market capitalization. This decline primarily reflected the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions, as well as uncertainty related to increased regulatory supervision and intervention. We determined that these changes would more-likely-than-not reduce the fair value of certain reporting units below their carrying amounts. Therefore, we performed an interim goodwill impairment test during the 2009 first quarter, which is a two-step process. An independent third party was engaged to assist with the impairment assessment. We had previously performed goodwill impairment tests at June 30, October 1, and December 31, 2008, and concluded no impairment existed at those dates.
Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The assumptions used in the goodwill impairment assessment and the application of these estimates and assumptions are discussed below.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. We identified four reporting units: Regional Banking, PFG, Insurance, and Auto Finance and Dealer Services (AFDS). Although Insurance is included within PFG for line of business segment reporting, it was evaluated as a separate reporting unit for goodwill impairment testing because it has its own separately allocated goodwill resulting from prior acquisitions. The fair value of PFG (determined using the market approach as described below), excluding Insurance, exceeded its carrying value, and goodwill was determined to not be impaired for this reporting unit. There is no goodwill associated with AFDS and, therefore, it was not subject to impairment testing.
For Regional Banking, we utilized both the income and market approaches to determine fair value. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth. The long-term growth rate used in determining the terminal value was estimated at 2.5%. The discount rate of 14% was estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Treasury Bonds), market risk premium, equity risk premium, beta and a company-specific risk factor. The company-specific risk factor was used to address the uncertainty of growth estimates and earnings projections of management. For the market approach, revenue, earnings and market capitalization multiples of comparable public companies were selected and applied to the Regional Banking unit’s applicable metrics such as book and tangible book values. A 20% control premium was used in the market approach. The results of the income and market approaches were weighted 75% and 25%, respectively, to arrive at the final calculation of fair value. As market capitalization declined across the banking industry, we believed that a heavier weighting on the income approach is more representative of a market participant’s view. For the Insurance reporting unit, management utilized a market approach to determine fair value. The aggregate fair market values were compared to market capitalization as an assessment of the appropriateness of the fair value measurements. As our stock price fluctuated greatly, we used our average stock price for the 30 days preceding the valuation date to determine market capitalization. The aggregate fair market values of the reporting units compared to market capitalization indicated an implied premium of 27%. A control premium analysis indicated that the implied premium was within range of overall premiums observed in the market place. Neither the Regional Banking nor Insurance reporting units passed Step 1.

The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.
To determine the implied fair value of goodwill, the fair value of Regional Banking and Insurance (as determined in Step 1) was allocated to all assets and liabilities of the reporting units including any recognized or unrecognized intangible assets. The allocation was done as if the reporting unit was acquired in a business combination, and the fair value of the reporting unit was the price paid to acquire the reporting unit. This allocation process is only performed for purposes of testing goodwill for impairment. The carrying values of recognized assets or liabilities (other than goodwill, as appropriate) were not adjusted nor were any new intangible assets recorded. Key valuations were the assessment of core deposit intangibles, the mark-to-fair-value of outstanding debt and deposits, and mark-to-fair-value on the loan portfolio. Core deposits were valued using a 15% discount rate. The marks on our outstanding debt and deposits were based upon observable trades or modeled prices using current yield curves and market spreads. The valuation of the loan portfolio indicated discounts in the ranges of 9%-24%, depending upon the loan type. For every 100 basis point change in the valuation of our overall loan portfolio, implied goodwill would be impacted by approximately $325 million. The estimated fair value of these loan portfolios was based on an exit price, and the assumptions used were intended to approximate those that a market participant would have used in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. We believed these discounts were consistent with transactions currently occurring in the marketplace.
Upon completion of Step 2, we determined that the Regional Banking and Insurance reporting units’ goodwill carrying values exceeded their implied fair values of goodwill by $2,573.8 million and $28.9 million, respectively. As a result, we recorded a noncash pretax impairment charge of $2,602.7 million, or $7.09 per common share, in the 2009 first quarter. The impairment charge was included in noninterest expense and did not affect our regulatory and tangible capital ratios.
As a result of the impairment charge, our goodwill totaled $0.5 billion at March 31, 2009, down from $3.1 billion at December 31, 2008. Of these amounts, $0.3 billion and $2.9 billion of our total goodwill was allocated to Regional Banking at March 31, 2009 and December 31, 2008, respectively.
Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases or the liquidity discount on our loan portfolio improves significantly without a concurrent increase in market capitalization, we may be required to record additional goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the 2009 third quarter or prior to that, if any changes constitute a triggering event. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material. However, any such future impairment loss would be limited to the remaining goodwill balance of $0.5 billion at March 31, 2009.
Franklin Loans
Franklin is a specialty consumer finance company primarily engaged in servicing residential mortgage loans. Prior to March 31, 2009, Franklin owned a portfolio of loans secured by first and second liens on 1-4 family residential properties. At December 31, 2008, our total loans outstanding to Franklin were $650.2 million, all of which were placed on nonaccrual status. Additionally, the specific ALLL for the Franklin portfolio was $130.0 million, resulting in our net exposure to Franklin at December 31, 2008 of $520.2 million.
On March 31, 2009, we entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) exchanged a noncontrolling amount of certain equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub); a wholly-owned subsidiary of Franklin. This was accomplished by merging Merger Sub into a wholly-owned subsidiary of REIT. Merger Sub’s sole assets were two trust participation certificates evidencing 84% ownership rights in a trust (New Trust) which holds all the underlying consumer loans and other real estate owned (OREO) properties that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for the Franklin commercial loans.

We believe that this restructuring provides us the flexibility to accelerate problem loan resolution to the benefit of our borrowers, as well as our shareholders. Other benefits include the ability to: (a) refinance these loans, in whole or in part, (b) the ability to accept discounted payments, (c) restructure mortgages, while minimizing foreclosures, by providing refinancing opportunities to borrowers using various government sponsored programs, and (d) expedite cash collection on the disposition of OREO assets as we now control the listing prices and liquidation decisions of these assets.
New Trust is a variable interest entity under FASB Interpretation No 46R, Consolidation of Variable Interest Entities (revised December 2003)- an interpretation of ARB No. 51 (FIN 46R), and, as a result of our 84% participation certificates, New Trust was consolidated into our financial results. As required by FIN 46R, the consolidation is treated as a business combination under Statement No. 141R with the fair value of the equity interests issued to Franklin representing the acquisition price. The assets of New Trust, which include first- and second- lien mortgage loans and OREO properties, were recorded at their fair values of $494 million and $80 million, respectively. AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments.
Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses and an increase to the ALLL. Subsequent increases in cash flows result in reversal of any nonaccretable discount (or ALLL to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.
The portfolio of first- and second- lien Franklin mortgage loans were accounted for under SOP 03-3 in the 2009 first quarter. No allowance for credit losses related to these loans was recorded at the acquisition date. A $39.8 million difference between the fair value of the loans and the expected cash flows was recognized as an accretable discount that will be recognized over the contractual term of the loans. A $1.1 billion difference between the unpaid principal balance of the loans and the expected cash flows was recognized as a nonaccretable discount. Any future increases to expected cash flows will be recognized as a yield adjustment over the remaining term of the respective loan. Any future decreases to expected cash flows will be recognized through an additional allowance for credit losses.
The fair values of the acquired mortgage loans and OREO assets were based upon a market participant model and calculated in accordance with FASB Statement No. 157, Fair Value Measurements (Statement No. 157). Under this market participant model, expected cash flows for first-lien mortgages were calculated based upon the net expected foreclosure proceeds of the collateral underlying each mortgage loan. Updated appraisals or other indicators of value provided the basis for estimating cash flows. Sales proceeds from the underlying collateral were estimated to be received over a one to three year period, depending on the delinquency status of the loan. Expected proceeds were reduced assuming housing price depreciation of 18%, 12%, and 0% over each year of the next three years of expected collections, respectively. Interest cash flows were estimated to be received for a limited time on each portfolio. The resulting cash flows were discounted at an 18% rate of return. Limited value was assigned to all second-lien mortgages because, after considering the house price depreciation rates above, little if any proceeds would be realized.

The consolidation of New Trust resulted in the recording of a $95.8 million liability, representing the 16% of New Trust certificates not acquired by us. These certificates were retained by Franklin.
In accordance with Statement No. 141R, we recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in our wholly-owned subsidiary, was equal to the fair value of the 84% interest in the New Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under Statement No. 141R, and was recorded as a tax benefit in the current period.
Subsequent to the transaction, $127 million of the acquired current mortgage loans accrue interest while $366 million are on nonaccrual. We have concluded that we cannot reliably estimate the timing of collection of cash flows for delinquent first- and second- lien mortgages because the majority of the expected cash flows for the delinquent portfolio will result from the foreclosure and subsequent disposition of the underlying collateral supporting the loans.

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Lines of Business” discussion.
The below summary provides an update of key events and trends during the current quarter. Comparisons are made with the prior quarter, as we believe this comparison provides the most meaningful measurement relative to analyzing trends.
Summary
We reported a net loss of $2,433.2 million in the 2009 first quarter, representing a loss per common share of $6.79. This loss included a net negative impact of $6.73 per common share primarily reflecting a noncash $2,602.7 million goodwill impairment charge ($7.09 per common share) that reduced net income but did not impact key capital ratios, partially offset by a $159.9 million nonrecurring tax benefit ($0.44 per common share) associated with the current quarter’s Franklin restructuring. This compared unfavorably with the prior quarter’s net loss of $417.3 million, or $1.20 per common share. In addition to the goodwill impairment and tax benefit, comparisons with the prior quarter were significantly impacted by other factors that are discussed later in the “Significant Items” section (see “Significant Items” discussion).
During the current quarter, we took proactive steps to increase our capital position. We converted $114.1 million of our Series A Preferred stock into common stock, and we were able to shrink our balance sheet by securitizing $1.0 billion of automobile loans, and selling $600 million of our municipal securities, as well as $200 million of mortgage loans. We also made the difficult decision to cut the quarterly common stock dividend to $0.01 per share, effective with the dividend declared on January 22, 2009. These actions contributed to a 61 basis point improvement in our TCE ratio to 4.65% compared with the prior quarter-end; however, these actions negatively impacted our net interest margin. These actions also contributed, in part, to a substantial improvement of our period-end liquidity position. Other factors contributing to the improvement in our liquidity position included a $1.2 billion increase in period-end core deposits compared with December 31, 2008, and a $600 million debt issuance as part of the Temporary Liquidity Guarantee Program (TLGP). At March 31, 2009, the parent company had sufficient cash for operations and does not have any debt maturities for several years. Further, we believe the Bank has a manageable level of debt maturities during the next 12-month period.
Also during the 2009 first quarter, we restructured our Franklin relationship. This restructuring resulted in our acquiring control of the consumer loans that formerly represented the collateral for our Franklin commercial loans. The restructuring increased our flexibility to accelerate problem loan resolution to the benefit of the borrowers under the consumer loans, as well as to the benefit of our shareholders, without releasing Franklin from its legal obligations under the commercial loans. Specifically: (a) the $650 million nonaccrual commercial loan to Franklin at December 31, 2008, was replaced by $494 million of fair value first- and second- lien mortgages and $80 million of OREO properties at fair value, less costs to sell; (b) commercial net charge-offs (NCOs) increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to write-down the acquired mortgages and OREO collateral to fair value; and (c) we entered into a new servicing contract with Franklin to service these acquired first- and second- lien mortgages and OREO properties. Please refer to the “Franklin Loans” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section, and the “Franklin relationship” discussion in the “Risk Management and Capital” section for additional information regarding our Franklin relationship.
Credit quality performance in the 2009 first quarter was mixed. Non-Franklin-NCOs totaled $213.2 million, compared with $137.3 million in the 2008 fourth quarter. The increase was entirely within the commercial loan portfolio as NCOs in the consumer loan portfolio declined slightly. Non-Franklin-related NPAs also increased primarily reflecting the continued decline in the housing markets, and stress on retail sales. In general, commercial loans supporting the housing or construction segments are experiencing the most stress. Our outlook is that the economy will remain under stress, and that no improvement will be seen through the end of 2009. As a result, we expect that the overall level of NPAs and NCOs will remain elevated, especially as related to continued softness in our commercial and industrial (C&I) and commercial real estate (CRE) portfolios.

Fully-taxable equivalent net interest income in the 2009 first quarter decreased $38.9 million, or 10%, compared with the prior quarter. The decrease reflected a $1.0 billion decline in average earning assets and a 21 basis point decline in our net interest margin. The margin decline reflected the impact of our actions taken to improve our liquidity position, the higher levels of NPAs, and the competitive pricing experienced in our markets. We expect that the net interest margin will remain under modest pressure from the current quarter’s level resulting from the absolute low-level of current interest rates and expected continued aggressive deposit pricing in our markets. Despite the competitive market, average core deposits grew at an annualized 9% rate, and the average balances in every category of core deposits grew during the current quarter. Deposit growth is a strategic priority for us through the end of 2009.
Noninterest income in the 2009 first quarter increased $172.0 million compared with the 2008 fourth quarter. Comparisons with the prior quarter were affected by significant market-related losses taken during the prior quarter (see “Significant Items” discussion). Mortgage banking income and brokerage and insurance income were strong during the current quarter. Mortgage originations more than doubled from the prior quarter to $1.5 billion. Mortgage fee income also benefited from improved mortgage servicing right (MSR) hedging results for the current quarter. The $8.7 million, or 28%, increase in brokerage and insurance income reflected record levels of retail investment sales. Deposit service charge income and trust income declined from the previous quarter, reflecting seasonal and market conditions.
Expenses were well controlled during the current quarter. After adjusting for the $2,602.7 million goodwill impairment charge, noninterest expense decreased $23 million compared with the 2008 fourth quarter. The decrease primarily reflected lower personnel costs, reflecting the implementation of our $100 million expense reduction initiatives. We expect to exceed the targeted $100 million of expense savings during 2009.

Table 1 — Selected Quarterly Income Statement Data (1)

	2009	2008
(in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$569,957	$662,508	$685,728	$696,675	$753,411

Interest expense	232,452	286,143	297,092	306,809	376,587

Net interest income	337,505	376,365	388,636	389,866	376,824
Provision for credit losses	291,837	722,608	125,392	120,813	88,650

Net interest income (loss) after provision for credit losses	45,668	(346,243)	263,244	269,053	288,174

Service charges on deposit accounts	69,878	75,247	80,508	79,630	72,668
Brokerage and insurance income	39,948	31,233	34,309	35,694	36,560
Trust services	24,810	27,811	30,952	33,089	34,128
Electronic banking	22,482	22,838	23,446	23,242	20,741
Bank owned life insurance income	12,912	13,577	13,318	14,131	13,750
Automobile operating lease income	13,228	13,170	11,492	9,357	5,832
Mortgage banking income (loss)	35,418	(6,747)	10,302	12,502	(7,063)
Securities gains (losses)	2,067	(127,082)	(73,790)	2,073	1,429
Other income	18,359	17,052	37,320	26,712	57,707

Total noninterest income	239,102	67,099	167,857	236,430	235,752

Personnel costs	175,932	196,785	184,827	199,991	201,943
Outside data processing and other services	32,432	31,230	32,386	30,186	34,361
Net occupancy	29,188	22,999	25,215	26,971	33,243
Equipment	20,410	22,329	22,102	25,740	23,794
Amortization of intangibles	17,135	19,187	19,463	19,327	18,917
Professional services	18,253	17,420	13,405	13,752	9,090
Marketing	8,225	9,357	7,049	7,339	8,919
Automobile operating lease expense	10,931	10,483	9,093	7,200	4,506
Telecommunications	5,890	5,892	6,007	6,864	6,245
Printing and supplies	3,572	4,175	4,316	4,757	5,622
Goodwill impairment	2,602,713	—	—	—	—
Other expense	45,088	50,237	15,133	35,676	23,841

Total noninterest expense	2,969,769	390,094	338,996	377,803	370,481

(Loss) Income before income taxes	(2,684,999)	(669,238)	92,105	127,680	153,445
(Benefit) Provision for income taxes	(251,792)	(251,949)	17,042	26,328	26,377

Net (loss) income	$(2,433,207)	$(417,289)	$75,063	$101,352	$127,068

Dividends on preferred shares	58,793	23,158	12,091	11,151	—

Net (loss) income applicable to common shares	$(2,492,000)	$(440,447)	$62,972	$90,201	$127,068

Average common shares — basic	366,919	366,054	366,124	366,206	366,235
Average common shares — diluted (2)	366,919	366,054	367,361	367,234	367,208

Per common share
Net (loss) income — basic	$(6.79)	$(1.20)	$0.17	$0.25	$0.35
Net (loss) income — diluted	(6.79)	(1.20)	0.17	0.25	0.35
Cash dividends declared	0.0100	0.1325	0.1325	0.1325	0.2650

Return on average total assets	(18.22)%	(3.04)%	0.55%	0.73%	0.93%
Return on average total shareholders’ equity	N.M.	(23.6)	4.7	6.4	8.7
Return on average tangible shareholders’ equity (3)	18.4	(43.2)	11.6	15.0	22.0
Net interest margin (4)	2.97	3.18	3.29	3.29	3.23
Efficiency ratio (5)	60.5	64.6	50.3	56.9	57.0
Effective tax rate (benefit)	(9.4)	(37.6)	18.5	20.6	17.2

Revenue — fully taxable equivalent (FTE)
Net interest income	$337,505	$376,365	$388,636	$389,866	$376,824
FTE adjustment	3,582	3,641	5,451	5,624	5,502

Net interest income (4)	341,087	380,006	394,087	395,490	382,326
Noninterest income	239,102	67,099	167,857	236,430	235,752

Total revenue (4)	$580,189	$447,105	$561,944	$631,920	$618,078

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items”.

(2)	For the three-month periods ended March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008, the impact of the convertible preferred stock issued in April of 2008 were excluded from the diluted share calculations. They were excluded because the results would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Significant Items
Definition of Significant Items
Certain components of the income statement are inherently subject to more volatility than others. As a result, such items may be viewed differently in an assessment of “underlying” or “core” earnings performance compared with expectations and/or assessments of future performance trends.
Therefore, we believe the disclosure of certain “Significant Items” affecting current and prior period results aids in a better understanding of corporate performance. The reader may determine which, if any, items to include or exclude from a performance analysis.
To this end, we have adopted a practice of listing as “Significant Items” individual and/or particularly volatile items only if they impact the current period results by $0.01 per share or more. The following table presents Significant Items for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008.
Table 2 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2008
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income — reported earnings	$(2,433.2)		$(417.3)		$127.1
Earnings per share, after tax		$(6.79)		$(1.20)		$0.35
Change from prior quarter — $		(5.59)		(1.37)		1.00
Change from prior quarter — %		N.M. %		N.M. %		N.M. %

Change from a year-ago — $		$(7.14)		$(0.55)		$(0.05)
Change from a year-ago — %		N.M. %		84.6%		(12.5)%

Significant items - favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS	Earnings (1)	EPS

Goodwill impairment	$(2,602.7)	$(7.09)	$—	$—	$—	$—
Franklin relationship restructuring (2)	159.9	0.44	(454.3)	(0.81)	—	—
Preferred stock conversion	—	(0.08)	—	—	—	—
Aggregate impact of Visa® IPO	—	—	—	—	25.1	0.04
Deferred tax valuation allowance (provision) benefit (3)	—	—	(2.9)	(0.01)	11.1	0.03
Visa anti-trust indemnification	—	—	4.6	0.01	12.4	0.02
Net market-related losses	—	—	(141.2)	(0.25)	(26.2)	(0.05)
Merger and restructuring costs	—	—	—	—	(7.1)	(0.01)
Asset impairment	—	—	—	—	(5.1)	(0.01)

N.M., not a meaningul value.

(1)	Pretax unless otherwise noted.

(2)	The impact to the three months ended March 31, 2009, is after-tax. The impact to the three months ended December 31, 2008, is pretax.

(3)	After-tax.

Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by a number of significant items summarized below.
1.	Goodwill Impairment. During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million pretax ($7.09 per common share) charge. (See “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section for additional information).
2.	Franklin Relationship Restructuring. The impacts of the Franklin relationship on our reported results are as follows:
•	Performance for the 2009 first quarter included a nonrecurring net tax benefit of $159.9 million ($0.44 per common share) related to the restructuring with Franklin. Also as a result of the restructuring, although earnings were not impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to write-down the acquired mortgages and OREO collateral to fair value (see “Franklin Relationship” discussion located within the “Risk Management and Capital” section and the “Franklin Loans” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” discussion) for additional information.
•	Performance for the 2008 fourth quarter included a $454.3 million ($0.81 per common share) negative impact, reflecting the deterioration of cash flows from Franklin’s mortgages, which represented the collateral for our loans. The $454.3 million impact represented: (a) $438.0 million provision for credit losses, (b) $9.0 million reduction of net interest income as the loans were placed on nonaccrual status, and (c) $7.3 million of interest-rate swap losses recorded to noninterest income.
3.	Preferred Stock Conversion. During the 2009 first quarter, we converted 114,109 shares of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions there was a deemed dividend, which did not impact earnings, but resulted in a negative impact of $0.08 per common share. (See “Capital” discussion located within the “Risk Management and Capital” section for additional information.)
4.	Visa® Initial Public Offering (IPO). Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. Impacts related to the Visa® IPO included:
•	In the 2008 fourth quarter, a $2.9 million ($0.01 per common share) increase to provision for income taxes, representing an increase to the previously established capital loss carryforward valuation allowance related to the value of Visa® shares held and the reduction of shares resulting from the revised conversion ratio.
•	In the 2008 first quarter, a $25.1 million gain ($0.04 per common share), was recorded in other noninterest income resulting from the proceeds of the IPO in 2008 relating to the sale of a portion of our ownership interest in Visa®.
•	In the 2008 first quarter, a $11.1 million ($0.03 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carryforward valuation allowance as a result of the 2008 first quarter Visa® IPO.
•	In 2007, we recorded a $24.9 million ($0.05 per common share) for our pro-rata portion of an indemnification charge provided to Visa® by its member banks for various litigation filed against Visa®. Subsequently, in the 2008 first quarter, we reversed $12.4 million ($0.02 per common share) of the $24.9 million, as an escrow account was established by Visa® using a portion of the proceeds received from the IPO. This escrow account was established for the potential settlements relating to this litigation thereby mitigating our potential liability from the indemnification. In the 2008 fourth quarter, we reversed an additional $4.6 million ($0.01 per common share). The accrual, and subsequent reversals, was recorded to noninterest expense.

5.	Net Market-Related Losses. Total net market-related losses has three main components.
•	Net losses or gains from our Mortgage Servicing Rights and the related hedging. (See “Mortgage Servicing Rights” located within the “Market Risk” section for additional information). The 2009 first quarter also includes the gain from our mortgage portfolio loan sale.

•	Securities gains and losses.

•	Other gains and losses, including net gains and losses from equity investments, and the loss from our automobile loan securitization and sale.

	Three Months Ended
(in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Net impact of MSR hedging:
MSR valuation adjustment	$(10.4)	$(63.4)	$(18.1)
Net trading gains (losses)	6.9	41.3	(6.6)

Impact to mortgage banking income	(3.5)	(22.1)	(24.7)
Net interest income impact	2.4	9.5	5.9

Net impact of MSR hedging	(1.1)	(12.6)	(18.8)

Gain on portfolio loan sale (1)	4.3	—	—

Securities gains (losses)	2.1	(127.1)	1.4

Other noninterest income:
Equity investment losses	(1.3)	(1.5)	(8.8)
Loss on auto loan securtization and sale	(5.9)	—	—

Impact to noninterest income	(7.2)	(1.5)	(8.8)

Net market-related losses	$(1.9) (2)	$(141.2)	$(26.2)

Per common share	$—	$(0.25)	$(0.05)

(1)	Included in mortgage banking income.

(2)	Amount is excluded from Significant Items table as the impact is less than $0.01 per share.
6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2008 — First Quarter
•	$7.3 million ($0.01 per common share) of merger and restructuring costs related to the Sky Financial Group, Inc. acquisition in 2007.

•	$5.1 million ($0.01 per common share) of asset impairment, including: (a) $2.6 million charge off of a receivable included in other noninterest expense, and (b) $2.5 million write-down of leasehold improvements in our Cleveland main office included in net occupancy expense.

Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Items 2 and 5.)
2009 First Quarter versus 2008 First Quarter
Fully-taxable equivalent net interest income decreased $41.2 million, or 11%, compared with the year-ago quarter. This reflected the unfavorable impact of a 26 basis point decline in the net interest margin to 2.97% from 3.23%. Average earning assets decreased $1.1 billion, reflecting a $0.9 billion, or 77%, decline in average trading account securities, and a $0.8 billion reduction in average federal funds sold and securities purchased under resale agreements, partially offset by a $0.5 billion, or 1%, increase in average total loans and leases.
The following table details the changes in our average loans and leases and average deposits:
Table 3 — Average Loans/Leases and Deposits — 2009 First Quarter vs. 2008 First Quarter

	First Quarter		Change
(in thousands)	2009	2008	Amount	Percent
Net interest income — FTE	$341,087	382,326	(41,239)	(10.8)%

Average Loans and Deposits
(in millions)
Loans/Leases
Commercial and industrial	$13,541	$13,343	$198	1.5%
Commercial real estate	10,112	9,287	825	8.9

Total commercial	23,653	22,630	1,023	4.5

Automobile loans and leases	4,354	4,399	(45)	(1.0)
Home equity	7,577	7,274	303	4.2
Residential mortgage	4,611	5,351	(740)	(13.8)
Other consumer	671	713	(42)	(5.9)

Total consumer	17,213	17,737	(524)	(3.0)

Total loans	$40,866	$40,367	$499	1.2%

Deposits
Demand deposits — noninterest bearing	$5,544	$5,034	$510	10.1%
Demand deposits — interest bearing	4,076	3,934	142	3.6
Money market deposits	5,593	6,753	(1,160)	(17.2)
Savings and other domestic time deposits	4,875	5,004	(129)	(2.6)
Core certificates of deposit	12,663	10,790	1,873	17.4

Total core deposits	32,751	31,515	1,236	3.9
Other deposits	5,438	6,416	(978)	(15.2)

Total deposits	$38,189	$37,931	$258	0.7%

The $0.5 billion, or 1%, increase in average total loans and leases primarily reflected:
•	$1.0 billion, or 5%, increase in average total commercial loans, with growth reflected in both C&I loans and CRE loans. The $0.8 billion, or 9%, increase in average CRE loans reflected a combination of factors, including draws on existing performing projects and new originations to existing CRE borrowers. The $0.2 billion, or 1%, growth in average C&I loans reflected normal funding and pay downs on lines of credit and by new originations to existing customers.
Partially offset by:
•	$0.5 billion, or 3%, decrease in average total consumer loans. This reflected a $0.7 billion, or 14%, decline in average residential mortgages, reflecting the impact of loan sales; as well as the continued refinance of portfolio loans and increased saleable originations, thus mitigating balance sheet growth. Average home equity loans increased 4%, due to strong 2008 second quarter production and a slowdown in runoff. Average automobile loans and leases were essentially unchanged from the year-ago quarter.

The $0.3 billion, or 1%, increase in average total deposits reflected growth in average total core deposits, as average other deposits declined. Specifically, average core certificates of deposits increased $1.9 billion, or 17%, reflecting the continuation of customers transferring funds into these higher rate accounts from lower rate money market and savings and other domestic deposit accounts, which declined 17% and 3%, respectively.
2009 First Quarter versus 2008 Fourth Quarter
Fully-taxable equivalent net interest income decreased $38.9 million, or 10%, compared with the prior quarter. This reflected a 21 basis point decline in the net interest margin to 2.97% from 3.18%. The decline in the net interest margin reflected a combination of factors including the impact of competitive deposit pricing in our markets, the increase in cash on hand, and other actions taken to improve liquidity, as well as the increased negative impact of funding a higher level of noninterest earning NPAs. The decline in fully-taxable equivalent net interest income also reflected a 2% decline in average earning assets with average total loans and leases decreasing 1% and other earning assets, which includes investment securities, declining 7%.
The following table details the changes in our average loans and leases and average deposits:
Table 4 — Average Loans/Leases and Deposits — 2009 First Quarter vs. 2008 Fourth Quarter

	2009	2008	Change
(in thousands)	First Quarter	Fourth Quarter	Amount	Percent
Net interest income — FTE	$341,087	$380,006	(38,919)	(10.2)%

Average Loans and Deposits
(in millions)
Loans/Leases
Commercial and industrial	$13,541	$13,746	$(205)	(1.5)%
Commercial real estate	10,112	10,218	(106)	(1.0)

Total commercial	23,653	23,964	(311)	(1.3)

Automobile loans and leases	4,354	4,535	(181)	(4.0)
Home equity	7,577	7,523	54	0.7
Residential mortgage	4,611	4,737	(126)	(2.7)
Other consumer	671	678	(7)	(1.0)

Total consumer	17,213	17,473	(260)	(1.5)

Total loans	$40,866	$41,437	$(571)	(1.4)%

Deposits
Demand deposits — noninterest bearing	$5,544	$5,205	$339	6.5%
Demand deposits — interest bearing	4,076	3,988	88	2.2
Money market deposits	5,593	5,500	93	1.7
Savings and other domestic time deposits	4,875	4,837	38	0.8
Core certificates of deposit	12,663	12,468	195	1.6

Total core deposits	32,751	31,998	753	2.4
Other deposits	5,438	5,585	(147)	(2.6)

Total deposits	$38,189	$37,583	$606	1.6%

Average total loans and leases declined $0.6 billion, or 1%, primarily reflecting declines in total commercial and automobile loans and leases.

Average total commercial loans decreased $0.3 billion, or 1%, reflecting declines in both average CRE loans and average C&I loans. During the quarter, we initiated a portfolio review that resulted in a reclassification of certain CRE loans to C&I loans at the end of the period. The reclassification was primarily associated with loans to businesses secured by the real estate and buildings that house their operations. These owner-occupied loans secured by real estate were underwritten based on the cash flow of the business and are more appropriately classified as C&I loans. The decline in average C&I loans primarily reflected the impact of the actions taken during the 2008 fourth quarter relating to the Franklin relationship (see “Significant Items” discussion), partially offset by origination activity. The decline in average CRE loans reflected payoffs and pay downs.
Average total consumer loans declined $0.3 billion. Average total automobile loans and leases declined 4%, reflecting the continued runoff of the direct lease portfolio and a declining average loan balance due to lower origination volume. The $1.0 billion automobile loan sale was closed near the end of the quarter so it had a minimal impact on average balances.
Average residential mortgages declined 3%, reflecting the significant refinance activity during the quarter as we sell such refinanced loans in the secondary market. A $200 million portfolio loan sale, as well as the mortgages added as a result of the Franklin restructuring, both occurred late in the quarter and had a minimal impact on reported average balances.
The 7% decline in average other earning assets, which includes investment securities, reflected decisions during the 2009 first and 2008 fourth quarters to improve overall liquidity. Specifically, we sold $600 million of municipal securities near the end of the 2009 first quarter, reduced our trading account securities used to hedge MSRs in the 2008 fourth quarter, and used the proceeds to purchase new investment securities and to increase cash reserves. As a result of these and other strategic balance sheet changes, average cash and due from banks, a nonearning asset, increased $625 million. At the end of the quarter total cash and due from banks was $2.3 billion, up $1.5 billion from the end of last year.
Average total deposits increased $0.6 billion, or 2%, reflecting:
•	$0.8 billion, or 2%, growth in average total core deposits. The primary drivers of the change were 7% growth in average noninterest bearing demand deposits and 2% growth in core certificates of deposits. This growth was the result of (a) the introduction of the Huntington Conservative Deposit Account, a Bank money market account product designed as an alternative deposit option for lower yielding money market mutual funds, (b) the transfer of corporate customer non-deposit accounts to deposits, and (c) an increase in the number of our demand deposit account households.
Partially offset by:
•	3% decrease in average noncore deposits, primarily reflecting a managed decline in public fund and foreign time deposits.
Tables 5 and 6 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 5 — Consolidated Quarterly Average Balance Sheets

						Change
Fully-taxable equivalent basis	2009	2008				1Q09 vs 1Q08
(in millions)	First	Fourth	Third	Second	First	Amount	Percent
Assets
Interest bearing deposits in banks	$355	$343	$321	$256	$293	$62	21.2%
Trading account securities	278	940	992	1,243	1,186	(908)	(76.6)
Federal funds sold and securities purchased under resale agreements	19	48	363	566	769	(750)	(97.5)
Loans held for sale	627	329	274	501	565	62	11.0
Investment securities:
Taxable	3,930	3,789	3,975	3,971	3,774	156	4.1
Tax-exempt	496	689	712	717	703	(207)	(29.4)

Total investment securities	4,426	4,478	4,687	4,688	4,477	(51)	(1.1)
Loans and leases: (1)
Commercial:
Commercial and industrial	13,541	13,746	13,629	13,631	13,343	198	1.5
Commercial real estate:
Construction	2,033	2,103	2,090	2,038	2,014	19	0.9
Commercial	8,079	8,115	7,726	7,563	7,273	806	11.1

Commercial real estate	10,112	10,218	9,816	9,601	9,287	825	8.9

Total commercial	23,653	23,964	23,445	23,232	22,630	1,023	4.5

Consumer:
Automobile loans	3,837	3,899	3,856	3,636	3,309	528	16.0
Automobile leases	517	636	768	915	1,090	(573)	(52.6)

Automobile loans and leases	4,354	4,535	4,624	4,551	4,399	(45)	(1.0)
Home equity	7,577	7,523	7,453	7,365	7,274	303	4.2
Residential mortgage	4,611	4,737	4,812	5,178	5,351	(740)	(13.8)
Other loans	671	678	670	699	713	(42)	(5.9)

Total consumer	17,213	17,473	17,559	17,793	17,737	(524)	(3.0)

Total loans and leases	40,866	41,437	41,004	41,025	40,367	499	1.2
Allowance for loan and lease losses	(913)	(764)	(731)	(654)	(630)	(283)	(44.9)

Net loans and leases	39,953	40,673	40,273	40,371	39,737	216	0.5

Total earning assets	46,571	47,575	47,641	48,279	47,657	(1,086)	(2.3)

Cash and due from banks	1,553	928	925	943	1,036	517	49.9
Intangible assets	3,371	3,421	3,441	3,449	3,472	(101)	(2.9)
All other assets	3,571	3,447	3,384	3,522	3,350	221	6.6

Total Assets	$54,153	$54,607	$54,660	$55,539	$54,885	$(732)	(1.3)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest bearing	$5,544	$5,205	$5,080	$5,061	$5,034	$510	10.1%
Demand deposits — interest bearing	4,076	3,988	4,005	4,086	3,934	142	3.6
Money market deposits	5,593	5,500	5,860	6,267	6,753	(1,160)	(17.2)
Savings and other domestic deposits	4,875	4,837	4,911	5,047	5,004	(129)	(2.6)
Core certificates of deposit	12,663	12,468	11,883	10,950	10,790	1,873	17.4

Total core deposits	32,751	31,998	31,739	31,411	31,515	1,236	3.9
Other domestic deposits of $100,000 or more	1,356	1,682	1,991	2,145	1,989	(633)	(31.8)
Brokered deposits and negotiable CDs	3,449	3,049	3,025	3,361	3,542	(93)	(2.6)
Deposits in foreign offices	633	854	1,048	1,110	885	(252)	(28.5)

Total deposits	38,189	37,583	37,803	38,027	37,931	258	0.7
Short-term borrowings	1,100	1,748	2,131	2,854	2,772	(1,672)	(60.3)
Federal Home Loan Bank advances	2,414	3,188	3,139	3,412	3,389	(975)	(28.8)
Subordinated notes and other long-term debt	4,611	4,252	4,382	3,928	3,814	797	20.9

Total interest bearing liabilities	40,770	41,566	42,375	43,160	42,872	(2,102)	(4.9)

All other liabilities	614	817	882	961	1,102	(488)	(44.3)
Shareholders’ equity	7,225	7,019	6,323	6,357	5,877	1,348	22.9

Total Liabilities and Shareholders’ Equity	$54,153	$54,607	$54,660	$55,539	$54,885	$(732)	(1.3)%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 6 — Consolidated Quarterly Net Interest Margin Analysis

	2009	2008
Fully-taxable equivalent basis (1)	First	Fourth	Third	Second	First
Assets
Interest bearing deposits in banks	0.45%	1.44%	2.17%	2.77%	3.97%
Trading account securities	4.04	5.32	5.45	5.13	5.27
Federal funds sold and securities purchased under resale agreements	0.20	0.24	2.02	2.08	3.07
Loans held for sale	5.04	6.58	6.54	5.98	5.41
Investment securities:
Taxable	5.64	5.74	5.54	5.50	5.71
Tax-exempt	6.19	7.02	6.80	6.77	6.75

Total investment securities	5.71	5.94	5.73	5.69	5.88
Loans and leases: (3)
Commercial:
Commercial and industrial	4.60	5.01	5.46	5.53	6.32
Commercial real estate:
Construction	2.76	4.55	4.69	4.81	5.86
Commercial	3.76	5.07	5.33	5.47	6.27

Commercial real estate	3.55	4.96	5.19	5.32	6.18

Total commercial	4.15	4.99	5.35	5.45	6.27

Consumer:
Automobile loans	7.20	7.17	7.13	7.12	7.25
Automobile leases	6.03	5.82	5.70	5.59	5.53

Automobile loans and leases	7.06	6.98	6.89	6.81	6.82
Home equity	5.13	5.87	6.19	6.43	7.21
Residential mortgage	5.71	5.84	5.83	5.78	5.86
Other loans	8.97	9.25	9.71	9.98	10.43

Total consumer	5.92	6.28	6.41	6.48	6.84

Total loans and leases	4.90	5.53	5.80	5.89	6.51

Total earning assets	4.99%	5.57%	5.77%	5.85%	6.40%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	0.14	0.34	0.51	0.55	0.82
Money market deposits	1.02	1.31	1.66	1.76	2.83
Savings and other domestic deposits	1.45	1.66	1.74	1.83	2.27
Core certificates of deposit	3.82	4.02	4.05	4.37	4.68

Total core deposits	2.27	2.49	2.57	2.67	3.18
Other domestic deposits of $100,000 or more	2.96	3.38	3.47	3.77	4.38
Brokered deposits and negotiable CDs	2.97	3.39	3.37	3.38	4.43
Deposits in foreign offices	0.17	0.90	1.49	1.66	2.16

Total deposits	2.33	2.58	2.66	2.78	3.36
Short-term borrowings	0.25	0.85	1.42	1.66	2.78
Federal Home Loan Bank advances	1.03	3.04	2.92	3.01	3.94
Subordinated notes and other long-term debt	3.29	4.49	4.29	4.21	5.12

Total interest bearing liabilities	2.31%	2.74%	2.79%	2.85%	3.53%

Net interest rate spread	2.68%	2.83%	2.98%	3.00%	2.87%
Impact of noninterest bearing funds on margin	0.29	0.35	0.31	0.29	0.36

Net interest margin	2.97%	3.18%	3.29%	3.29%	3.23%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

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
The table below details the Franklin-related impact to the provision for credit losses for each of the past five quarters:
Table 7 — Provision for Credit Losses — Franklin-Related Impact

	2009	2008
(in millions)	First	Fourth	Third	Second	First

Total Provision for credit losses
Total	$291.8	$722.6	$125.4	$120.8	$88.7
Franklin	—	(438.0)	—	—	—

Non-Franklin	$291.8	$284.6	$125.4	$120.8	$88.7

Total net charge-offs
Total	$341.5	$560.6	$83.8	$65.2	$48.4
Franklin	(128.3)	(423.3)	—	—	—

Non-Franklin	$213.2	$137.3	$83.8	$65.2	$48.4

Provision for non-Franklin credit losses in excess of non-Franklin net charge-offs	$78.6	$147.3	$41.6	$55.6	$40.3

The provision for credit losses in the 2009 first quarter was $291.8 million, down $430.8 million from the 2008 fourth quarter, as that quarter included $438.0 million of provision expense related to our Franklin relationship (see “Franklin relationship” discussion located within the “Risk Management and Capital” section for additional information). The provision for credit losses in the current quarter was $203.1 million higher than in the year-ago quarter. The current quarter’s provision for credit losses of $291.8 million, exceeded non-Franklin related NCOs by $78.6 million (see “Credit Quality” discussion).
Noninterest Income
(This section should be read in conjunction with Significant Items 2, 4, and 5.)
The following table reflects noninterest income for each of the past five quarters:
Table 8 — Noninterest Income

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
Service charges on deposit accounts	$69,878	$75,247	$80,508	$79,630	$72,668
Brokerage and insurance income	39,948	31,233	34,309	35,694	36,560
Trust services	24,810	27,811	30,952	33,089	34,128
Electronic banking	22,482	22,838	23,446	23,242	20,741
Bank owned life insurance income	12,912	13,577	13,318	14,131	13,750
Automobile operating lease income	13,228	13,170	11,492	9,357	5,832
Mortgage banking income (loss)	35,418	(6,747)	10,302	12,502	(7,063)
Securities gains (losses)	2,067	(127,082)	(73,790)	2,073	1,429
Other income	18,359	17,052	37,320	26,712	57,707

Total noninterest income	$239,102	$67,099	$167,857	$236,430	$235,752

The following table details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:
Table 9 — Mortgage Banking Income and Net Impact of MSR Hedging

	2009	2008				1Q09 vs 1Q08
(in thousands, except as noted)	First	Fourth	Third	Second	First	Amount	Percent
Mortgage Banking Income
Origination and secondary marketing	$29,965	7,180	$7,647	$13,098	$9,332	$20,633	N.M. %
Servicing fees	11,840	11,660	11,838	11,166	10,894	946	8.7
Amortization of capitalized servicing (1)	(12,285)	(6,462)	(6,234)	(7,024)	(6,914)	(5,371)	(77.7)
Other mortgage banking income	9,404	2,959	3,519	5,959	4,331	5,073	N.M.

Sub-total	38,924	15,337	16,770	23,199	17,643	21,281	N.M.
MSR valuation adjustment (1)	(10,389)	(63,355)	(10,251)	39,031	(18,093)	7,704	(42.6)
Net trading gains (losses) related to MSR hedging	6,883	41,271	3,783	(49,728)	(6,613)	13,496	N.M.

Total mortgage banking income (loss)	$35,418	$(6,747)	$10,302	$12,502	$(7,063)	$42,481	N.M. %

Average trading account securities used to hedge MSRs (in millions)	$223	$857	$941	$1,190	$1,139
Capitalized mortgage servicing rights (2)	167,838	167,438	230,398	240,024	191,806	$(23,968)	(12.5)%
Total mortgages serviced for others (in millions) (2)	16,315	15,754	15,741	15,770	15,138	1,177	7.8
MSR % of investor servicing portfolio	1.03%	1.06%	1.46%	1.52%	1.27%	(0.24)%	(18.8)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(10,389)	$(63,355)	$(10,251)	$39,031	$(18,093)	$7,704	(42.6)%
Net trading gains (losses) related to MSR hedging	6,883	41,271	3,783	(49,728)	(6,613)	13,496	N.M.
Net interest income related to MSR hedging	2,441	9,473	8,368	9,364	5,934	(3,493)	(58.9)

Net impact of MSR hedging	$(1,065)	$(12,611)	$1,900	$(1,333)	$(18,772)	$17,707	(94.3)%

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2009 First Quarter versus 2008 First Quarter
Noninterest income increased $3.4 million, or 1%, from the year-ago quarter.
Table 10 — Noninterest Income — 2009 First Quarter vs. 2008 First Quarter

	First Quarter		Change
(in thousands)	2009	2008	Amount	Percent
Service charges on deposit accounts	$69,878	$72,668	$(2,790)	(3.8)%
Brokerage and insurance income	39,948	36,560	3,388	9.3
Trust services	24,810	34,128	(9,318)	(27.3)
Electronic banking	22,482	20,741	1,741	8.4
Bank owned life insurance income	12,912	13,750	(838)	(6.1)
Automobile operating lease income	13,228	5,832	7,396	N.M.
Mortgage banking income (loss)	35,418	(7,063)	42,481	N.M.
Securities gains	2,067	1,429	638	44.6
Other income	18,359	57,707	(39,348)	(68.2)

Total noninterest income	$239,102	$235,752	$3,350	1.4%

N.M., not a meaningful value.
The $3.4 million increase in total noninterest income reflected:
•	$42.5 million increase in mortgage banking income. Contributing to this increase was a $21.2 million improvement in MSR hedging, and a $20.6 million increase in origination and secondary marketing income as current quarter loan sales were more than double the year-ago quarter and loan originations that were 24% higher than in the year-ago quarter. Also contributing to the increase was a $4.3 million portfolio loan sale gain in the 2009 first quarter.
•	$7.4 million increase in automobile operating lease income reflecting automobile lease originations since the 2007 fourth quarter recorded as operating leases. However, the automobile operating lease portfolio and related income will decline in the future as lease origination activities were discontinued during the 2008 fourth quarter.
•	$3.4 million, or 9%, increase in brokerage and insurance income reflecting higher annuity sales.
Partially offset by:
•	$39.3 million decline in other income as the year-ago quarter included a $25.1 million gain related to the Visa® IPO, a $9.9 million decrease in customer derivative income from the year-ago quarter, and a $5.9 million loss on the current quarter’s automobile loan sale.
•	$9.3 million, or 27%, decline in trust services income, reflecting the impact of lower market values on asset management revenues.
•	$2.8 million, or 4%, decline in service charges on deposit accounts primarily reflecting lower consumer NSF and overdraft fees, partially offset by higher commercial service charges.

2009 First Quarter versus 2008 Fourth Quarter
Noninterest income increased $172.0 million from the prior quarter.
Table 11 — Noninterest Income — 2009 First Quarter vs. 2008 Fourth Quarter

	First	Fourth
	Quarter	Quarter	Change
(in thousands)	2009	2008	Amount	Percent
Service charges on deposit accounts	$69,878	$75,247	$(5,369)	(7.1)%
Brokerage and insurance income	39,948	31,233	8,715	27.9
Trust services	24,810	27,811	(3,001)	(10.8)
Electronic banking	22,482	22,838	(356)	(1.6)
Bank owned life insurance income	12,912	13,577	(665)	(4.9)
Automobile operating lease income	13,228	13,170	58	0.4
Mortgage banking income (loss)	35,418	(6,747)	42,165	N.M.
Securities gains (losses)	2,067	(127,082)	129,149	N.M.
Other income	18,359	17,052	1,307	7.7

Total noninterest income	$239,102	$67,099	$172,003	N.M. %

N.M., not a meaningful value.
The $172.0 million increase in total noninterest income reflected:
•	$129.1 million improvement in securities gains (losses) as the prior quarter reflected a $127.1 million securities impairment.
•	$42.2 million increase in mortgage banking income. Contributing to this increase was a $22.8 million increase in origination and secondary marketing income as current quarter loan sales increased 163% and loan originations totaled $1.5 billion, more than double the originations in the prior quarter. Also contributing to the increase was an $18.6 million improvement in MSR hedging, and a $4.3 million gain on the current quarter’s $200 million portfolio loan sale at quarter end.
•	$8.7 million, or 28%, increase in brokerage and insurance income, reflecting a $5.5 million increase in insurance agency income, partially due to seasonal contingency fees, $2.5 million increase in annuity sale commissions, and $1.2 million increase in title insurance fees due to increased mortgage origination activity. The first quarter represented a record level of investment sales.
•	$1.3 million, or 8%, increase in other income, reflecting a decline in asset losses. The current quarter included a $5.9 million automobile loan sale loss and $1.3 million of equity investment losses. This was less than losses in the prior quarter that included a $7.3 million loss on Franklin-related swaps as part of that quarter’s restructuring and $1.5 million of equity investment losses.
Partially offset by:
•	$5.4 million, or 7%, decline in service charges on deposit accounts primarily reflecting lower consumer NSF and overdraft fees, partially offset by higher commercial service charges.
•	$3.0 million, or 11%, decline in trust services income, reflecting the impact of lower yields and reduced market values on asset management revenues.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 4, and 6.)
The following table reflects noninterest expense for each of the past five quarters:
Table 12 — Noninterest Expense

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
Personnel costs	$175,932	$196,785	$184,827	$199,991	$201,943
Outside data processing and other services	32,432	31,230	32,386	30,186	34,361
Net occupancy	29,188	22,999	25,215	26,971	33,243
Equipment	20,410	22,329	22,102	25,740	23,794
Amortization of intangibles	17,135	19,187	19,463	19,327	18,917
Professional services	18,253	17,420	13,405	13,752	9,090
Marketing	8,225	9,357	7,049	7,339	8,919
Automobile operating lease expense	10,931	10,483	9,093	7,200	4,506
Telecommunications	5,890	5,892	6,007	6,864	6,245
Printing and supplies	3,572	4,175	4,316	4,757	5,622
Goodwill impairment	2,602,713	—	—	—	—
Other expense	45,088	50,237	15,133	35,676	23,841

Total noninterest expense	$2,969,769	$390,094	$338,996	$377,803	$370,481

Number of employees (full-time equivalent), at period-end	10,533	10,951	10,901	11,251	11,787
2009 First Quarter versus 2008 First Quarter
Noninterest expense increased $2,599.3 million from the year-ago quarter.
Table 13 — Noninterest Expense — 2009 First Quarter vs. 2008 First Quarter

	First	First
	Quarter	Quarter	Change
(in thousands)	2009	2008	Amount	Percent
Personnel costs	$175,932	$201,943	$(26,011)	(12.9)%
Outside data processing and other services	32,432	34,361	(1,929)	(5.6)
Net occupancy	29,188	33,243	(4,055)	(12.2)
Equipment	20,410	23,794	(3,384)	(14.2)
Amortization of intangibles	17,135	18,917	(1,782)	(9.4)
Professional services	18,253	9,090	9,163	N.M.
Marketing	8,225	8,919	(694)	(7.8)
Automobile operating lease expense	10,931	4,506	6,425	N.M.
Telecommunications	5,890	6,245	(355)	(5.7)
Printing and supplies	3,572	5,622	(2,050)	(36.5)
Goodwill impairment	2,602,713	—	2,602,713	N.M.
Other expense	45,088	23,841	21,247	89.1

Total noninterest expense	$2,969,769	$370,481	$2,599,288	N.M. %

Number of employees (full-time equivalent), at period-end	10,533	11,787	(1,254)	(10.6)%

N.M., not a meaningful value.
The $2,599.3 million increase in total noninterest expense was entirely due to the current quarter’s $2,602.7 million goodwill impairment charge (see “Goodwill” discussion located within the Critical Account Policies and Use of Significant Estimates” for additional information). The remaining $3.4 million, or 1%, decrease reflected:
•	$26.0 million, or 13%, decline in personnel costs, reflecting the impact of our 2008 and 2009 expense initiatives. Full-time equivalent staff declined 11% from the year-ago period.

Partially offset by:
•	$21.2 million increase in other expense as the 2008 first quarter included a $12.4 million Visa® indemnification expense reversal, as well as higher FDIC insurance expense in the current quarter.
•	$9.2 million increase in professional services costs, reflecting higher legal and collection-related expenses.
2009 First Quarter versus 2008 Fourth Quarter
Noninterest expense increased $2,579.7 million from the prior quarter.
Table 14 — Noninterest Expense — 2009 First Quarter vs. 2008 Fourth Quarter

	First	Fourth
	Quarter	Quarter	Change
(in thousands)	2009	2008	Amount	Percent
Personnel costs	$175,932	$196,785	$(20,853)	(10.6)%
Outside data processing and other services	32,432	31,230	1,202	3.8
Net occupancy	29,188	22,999	6,189	26.9
Equipment	20,410	22,329	(1,919)	(8.6)
Amortization of intangibles	17,135	19,187	(2,052)	(10.7)
Professional services	18,253	17,420	833	4.8
Marketing	8,225	9,357	(1,132)	(12.1)
Automobile operating lease expense	10,931	10,483	448	4.3
Telecommunications	5,890	5,892	(2)	(0.0)
Printing and supplies	3,572	4,175	(603)	(14.4)
Goodwill impairment	2,602,713	—	2,602,713	N.M.
Other expense	45,088	50,237	(5,149)	(10.2)

Total noninterest expense	$2,969,769	$390,094	$2,579,675	N.M. %

Number of employees (full-time equivalent), at period-end	10,533	10,951	(418)	(3.8)

N.M., not a meaningful value.
The $2,579.7 million increase in total noninterest expense was primarily due to the $2,602.7 million goodwill impairment charge (see “Goodwill” discussion located within the Critical Account Policies and Use of Significant Estimates” for additional information). The remaining $23.0 million, or 6%, decrease reflected:
•	$20.9 million, or 11%, decline in personnel costs, reflecting the impact of incentive accrual reversals and actions taken as part of our $100 million expense reduction initiative.
•	$5.1 million, or 10%, decline in other expense reflecting lower automobile lease residual losses, partially offset by higher FDIC insurance expense.
Partially offset by:
•	$6.2 million, or 27%, increase in net occupancy expense, reflecting higher seasonal expenses, as well as lower property sale gains.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 2 and 4.)
The provision for income taxes in the 2009 first quarter was a benefit of $251.8 million, resulting in an effective tax rate benefit of 9.4%. This compared with a tax benefit of $251.9 million in the 2008 fourth quarter and a tax expense of $26.4 million in the 2008 first quarter. The effective tax rates in the prior quarter and year-ago quarter were a benefit of 37.6% and an expense of 17.2%, respectively. During the 2009 first quarter, the effective tax rate included a $159.9 million nonrecurring tax benefit resulting from the Franklin restructuring (see “Franklin Loans” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information), and the non-deductibility of $2,595.0 million of the total $2,602.7 million of goodwill impairment (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information).
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and nonincome taxes. Also, we are subject to ongoing tax examinations in various jurisdictions. Both the Internal Revenue Service and other taxing jurisdictions have proposed various adjustments to our previously filed tax returns. We believe that our tax positions related to such proposed were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

RISK MANAGEMENT AND CAPITAL
Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. More information on risk can be found under the heading “Risk Factors” included in Item 1A of our 2008 Form 10-K, and subsequent filings with the SEC. Additionally, the MD&A appearing in our 2008 annual report should be read in conjunction with this discussion and analysis as this report provides only material updates to the 2008 Form 10-K. Our definition, philosophy, and approach to risk management are unchanged from the discussion presented in the 2008 Form 10-K.
Credit Risk
Credit risk is the risk of loss due to our counterparties not being able to meet their financial obligations under agreed upon terms. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment and derivatives activities. Credit risk is incidental to trading activities and represents a significant risk that is associated with our investment securities portfolio (see “Investment Securities Portfolio” discussion). Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification.
Counterparty Risk
In the normal course of business, we engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and for trading activities. As a result, we are exposed to credit risk, or the risk of loss if the counterparty fails to perform according to the terms of our contract or agreement.
We minimize counterparty risk through credit approvals, limits, and monitoring procedures similar to those used for our commercial portfolio (see “Commercial Credit” discussion), generally entering into transactions only with counterparties that carry high quality ratings, and obtain collateral when appropriate.
The majority of the financial institutions with whom we are exposed to counterparty risk are large commercial banks. The potential amount of loss, which would have been recognized at March 31, 2009, if a counterparty defaulted, did not exceed $13 million for any individual counterparty.
Credit Exposure Mix
As shown in Table 15, at March 31, 2009, commercial loans totaled $23.0 billion, and represented 58% of our total credit exposure. This portfolio was diversified between C&I and CRE loans (see “Commercial Credit” discussion).
Total consumer loans were $16.5 billion at March 31, 2009, and represented 42% of our total credit exposure. The consumer portfolio included home equity loans and lines of credit, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).

Table 15 — Loans and Leases Composition

	2009		2008
(in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Commercial: (1)
Commercial and industrial (2)	$13,768	34.8%	$13,541	33.0%	$13,638	33.1%	$13,746	33.5%	$13,646	33.3%
Commercial real estate:
Construction	2,074	5.2	2,080	5.1	2,111	5.1	2,136	5.2	2,058	5.0
Commercial (2)	7,187	18.2	8,018	19.5	7,796	18.9	7,565	18.4	7,458	18.2

Commercial real estate	9,261	23.4	10,098	24.6	9,907	24.0	9,701	23.6	9,516	23.2

Total commercial	23,029	58.2	23,639	57.6	23,545	57.1	23,447	57.1	23,162	56.5

Consumer:
Automobile loans (4)	2,894	7.3	3,901	9.5	3,918	9.5	3,759	9.2	3,491	8.5
Automobile leases	468	1.2	563	1.4	698	1.7	835	2.0	1,000	2.4
Home equity	7,663	19.4	7,556	18.4	7,497	18.2	7,410	18.1	7,296	17.8
Residential mortgage	4,837	12.2	4,761	11.6	4,854	11.8	4,901	11.9	5,366	13.1
Other loans	657	1.7	672	1.5	680	1.7	695	1.7	699	1.7

Total consumer	16,519	41.8	17,453	42.4	17,647	42.9	17,600	42.9	17,852	43.5

Total loans and leases	$39,548	100.0%	$41,092	100.0%	$41,192	100.0%	$41,047	100.0%	$41,014	100.0%

By Business Segment
Regional Banking	$31,661	80.1%	$31,875	77.6%	$31,590	76.7%	$31,346	76.4%	$31,447	76.7%
Auto Finance and Dealer Services	4,837	12.2	5,956	14.5	5,900	14.3	5,959	14.5	5,862	14.3
PFG	2,555	6.5	2,611	6.4	2,607	6.3	2,612	6.4	2,548	6.2
Treasury / Other (3)	495	1.2	650	1.5	1,095	2.7	1,130	2.7	1,157	2.8

Total loans and leases	$39,548	100.0%	$41,092	100.0%	$41,192	100.0%	$41,047	100.0%	$41,014	100.0%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular group of industries.

(2)	The 2009 first quarter reflected a net reclassification of $782.2 million from commercial real estate to commercial and industrial.

(3)	Comprised primarily of Franklin loans.

(4)	The decrease from December 31, 2008, to March 31, 2009, reflected a $1.0 billion automobile loan sale during the 2009 first quarter.

Franklin relationship
(This section should be read in conjunction with Significant Item 2 and the “Franklin loan” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)
As a result of the March 31, 2009, restructuring, on a consolidated basis, the $650 million nonaccrual commercial loan to Franklin at December 31, 2008, was replaced by $494 million (recorded at fair value) of residential mortgage loans secured by first- and second- liens, and $80 million of OREO properties (recorded at fair value) that had previously been assets of Franklin or its subsidiaries and pledged to secure our loan to Franklin.
From a credit quality perspective, our NALs were reduced by a net amount of $284 million as the outstanding $650 million NAL Franklin balance at December 31, 2008 was eliminated, partially offset by a $366 million increase in mortgage-related NALs representing the acquired first and second lien mortgages that were nonaccruing. Also, our specific ALLL for the Franklin portfolio of $130 million was eliminated; however, no initial increase to the ALLL relating to the acquired mortgages was recorded as these assets were recorded at fair value. Any future adjustments to the ALLL will reflect the ongoing performance of these assets consistent with our policies.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a periodic basis. Internal risk ratings are assigned at the time of each loan approval, and are assessed and updated with each periodic monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. There is also extensive macro portfolio management analysis conducted to identify trends or specific segments of the portfolio that may need additional monitoring activity. The single family home builder portfolio is an example of a segment of the portfolio that has received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Single Family Home Builder” discussion). We continually review and adjust our risk rating criteria based on actual experience. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our commercial loan portfolio.
Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as throughout our geographic footprint. However, the following segments are noteworthy:
COMMERCIAL AND INDUSTRIAL (C&I) PORTFOLIO
The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the ongoing operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, or inventory. In many cases, the loans are secured by real estate, although the sale of the real estate is not a primary source of repayment for the loan. C&I loans totaled $13.8 billion and represented 35% of our total loan exposure at March 31, 2009. There were no outstanding commercial loans that would be considered a concentration of lending to a particular industry or within a geographic standpoint. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and automotive suppliers. However, the combined total of these segments represent less than 10% of the total C&I portfolio. We manage the risks inherent in this portfolio through origination policies, concentration limits, ongoing loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as loan-to-value (LTV), and debt service coverage ratios, as applicable.
Within the C&I portfolio, the automotive industry segment continued to be stressed and is discussed below.
Automotive Industry
The table below provides a summary of loans and total exposure including both loans and unused commitments and standby letters of credit to companies related to the automotive industry.

Table 16 — Automotive Industry Exposure (1)

	March 31, 2009			December 31, 2008
		% of Total	Total		% of Total	Total
(in millions)	Loans	Loans/Leases	Exposure	Loans	Loans/Leases	Exposure
Suppliers:
Domestic	$209		$355	$182		$331
Foreign	33		50	33		46

Total Suppliers	242	0.6%	405	215	0.5%	377

Dealer:
Floorplan — domestic	549		777	553		747
Floorplan — foreign	395		559	408		544
Other	347		417	346		464

Total Dealer	1,290	3.3	1,753	1,306	3.2	1,755

Total Automotive	$1,533	3.9%	$2,158	$1,521	3.7%	$2,131

(1)	Companies with > 25% of revenue derived from the automotive industry.
Although we do not have direct exposure to the automobile manufacturing companies, we do have limited exposure to automobile industry suppliers, and automobile dealer-related exposures. The automobile industry supplier exposure is embedded in our C&I portfolio within the Regional Banking line of business, while the dealer exposure is originated and managed within the AFDS line of business. As a result of our geographic locations and the above referenced exposure, we closely monitor the entire automobile industry. In particular, the recent events associated with General Motors and Chrysler, including the Chrysler bankruptcy filing as of April 30, 2009, plant closings, production suspension, and model eliminations are noteworthy. We have anticipated the significant reductions in production across the industry that will result in additional economic distress in some of our markets. Our East Michigan and northern Ohio regions are particularly exposed to these reductions, but all regions are affected. We anticipate the impact will be experienced throughout our commercial portfolio, and in general, our consumer loan portfolios. However, as these actions were anticipated, many of the potential impacts have been mitigated. As an example, we do not have exposure to single-brand Pontiac, Hummer, or Saab dealers.
As shown in Table 16, our direct total exposure to the automotive supplier segment is $405 million, of which $242 million represented loans outstanding. We included companies that derive more than 25% of their revenues from contracts with automobile manufacturing companies. This low level of exposure is reflective of our industry-level risk-limits approach.
While the entire automotive industry is under significant pressure as evidenced by a significant reduction in new car sales and the resulting production declines, we believe that our floorplan exposure of $1.3 billion will not be materially affected. Our floorplan exposure is centered in large, multi-dealership entities, and we have focused on client selection, and conservative underwriting standards. We anticipate that the economic environment will affect our dealerships in the coming quarters, but we believe the majority of our portfolio will perform favorably relative to the industry in the increasingly stressed environment.
While the specific impacts associated with the ongoing changes in the industry are unknown, we believe that we have taken steps to limit our exposure. When we have chosen to extend credit, our client selection process has focused us on the most diversified and strongest dealership groups.

COMMERCIAL REAL ESTATE (CRE) PORTFOLIO
As shown in the table below, CRE loans totaled $9.3 billion and represented 23% of our total loan exposure at March 31, 2009.
Table 17 — Commercial Real Estate Loans by Property Type and Property Location

	At March 31, 2009
									Total	% of
(in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	West Virginia	Other	Amount	portfolio
Retail properties	$955	$277	$162	$218	$17	$93	$49	$596	$2,367	25.6%
Multi family	842	148	131	75	42	9	75	140	1,462	15.8
Single family home builders	731	125	68	41	29	151	19	76	1,240	13.4
Office	594	202	115	58	28	21	63	65	1,146	12.4
Lines to real estate companies	817	144	53	42	—	1	50	19	1,126	12.2
Industrial and warehouse	517	242	32	75	14	44	22	131	1,077	11.6
Hotel	142	75	25	18	—	—	11	47	318	3.4
Health care	174	58	15	—	—	—	4	31	282	3.0
Raw land and other land uses	85	39	13	14	10	7	6	24	198	2.1
Other	30	4	7	2	1	—	—	1	45	0.5

Total	$4,887	$1,314	$621	$543	$141	$326	$299	$1,130	$9,261	100.0%

% of total portfolio	52.8%	14.2%	6.7%	5.9%	1.5%	3.5%	3.2%	12.2%	100.0%

Net charge-offs	$57.4	$11.8	$0.7	$1.1	$1.6	$10.1	$—	$0.1	$82.8
Net charge-offs — annualized percentage	4.27%	3.31%	0.43%	0.77%	4.09%	11.38%	0.00%	0.04%	3.27%

Nonaccrual loans	$316.7	$150.2	$13.3	$23.1	$11.9	$90.2	$0.7	$23.8	$629.9
% of portfolio	6.48%	11.43%	2.14%	4.25%	8.44%	27.67%	0.23%	2.11%	6.80%
CRE loan and credit quality data regarding NCOs and NALs is presented in the table below.
Table 18 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Quarter Ended March 31,2009			At March 31, 2009
	Net charge-offs			Nonaccrual Loans
(in thousands)	Amount	Annualized %	% of Total	Amount	% of Total
Single family home builders	$29,632	8.16%	35.8%	$289,208	45.9%
Retail properties	25,292	5.00	30.6	102,701	16.3
Multi family	11,970	2.85	14.5	65,607	10.4
Lines to real estate companies	7,964	2.45	9.6	38,346	6.1
Office	3,461	1.05	4.2	36,118	5.7
Raw land and other land uses	2,982	5.32	3.6	25,505	4.0
Industrial and warehouse	1,217	0.39	1.5	50,558	8.0
Hotel	—	—	0.0	1,510	0.2
Health care	(2)	(0.00)	0.0	15,444	2.5
Other	264	2.15	0.3	4,889	0.8

Total	$82,781	3.27%	100.0%	$629,886	100.0%

We manage the risks inherent in this portfolio through origination policies, concentration limits, ongoing loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as loan-to-value (LTV), debt service coverage ratios, and pre-leasing requirements, as applicable. Generally, we: (a) limit our loans to 80% of the appraised value of the commercial real estate, (b) require net operating cash flows to be 125% of required interest and principal payments, and (c) if the commercial real estate is non-owner occupied, require that at least 50% of the space of the project be pre-leased. We may require more conservative loan terms, depending on the project.

Dedicated real estate professionals located in our banking regions originated the majority of this portfolio. Appraisals from approved vendors are reviewed by an internal appraisal review group to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and represents a significant piece of the credit risk management strategies employed for this portfolio. Our loan review staff provides an assessment of the quality of the underwriting and structure and validates the risk rating assigned to the loan. Effective with the 2009 second quarter, as part of the reorganization of our internal reporting structure, commercial real estate will become a separate line of business. Further, the commercial real estate line of business will be managed by a newly appointed executive reporting directly to our chief executive officer.
Appraisal values are updated as needed, in compliance with regulatory requirements. Given the stressed environment for some loan types, we have initiated ongoing portfolio level reviews of segments such as single family home builders and retail properties (see “Single Family Home Builders” and “Retail properties” discussions). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of the 2009 first quarter reviews of these two portfolio segments indicated that additional stress was likely due to the current economic conditions. Based on our assessment, the increased levels of risk are manageable. Appraisals are updated on a regular basis to ensure that appropriate decisions regarding the ongoing management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers as well as an in-depth knowledge of CRE project lending and the market environment.
At the portfolio level, we actively monitor the concentrations and performance metrics of all loan types, with a focus on higher risk segments. Macro-level stress-test scenarios based on home-price depreciation trends for the segments are embedded in our performance expectations, and lease-up and absorption is assessed. We anticipate the current stress within this portfolio will continue throughout 2009, resulting in elevated charge-offs, NALs, and ALLL levels.
During the 2009 first quarter, a portfolio review resulted in a reclassification of certain CRE loans to C&I loans at the end of the period. This net reclassification of $782 million was primarily associated with loans to businesses secured by the real estate and buildings that house their operations. These owner-occupied loans secured by real estate were underwritten based on the cash flow of the business and are more appropriately classified as C&I loans.
Within the CRE portfolio, the single family home builder and retail properties segments continued to be stressed as a result of the continued decline in the housing markets and general economic conditions. These segments continue to be the highest risk segments within our CRE portfolio, and are discussed below.
Single Family Home Builders
At March 31, 2009, we had $1,240 million of loans to single family home builders. Such loans represented 3% of total loans and leases. Of this portfolio segment, 68% were to finance projects currently under construction, 16% to finance land under development, and 16% to finance land held for development. The $1,240 million represented a $349 million, or 22%, decrease compared with $1,589 million at December 31, 2008. The decrease primarily reflects the reclassification of loans secured by 1-4 family residential real estate rental properties to C&I loans, consistent with industry practices in the definition of this segment. Also, we have not originated any new loans within this portfolio segment in 2009. This portfolio segment is included within our CRE portfolio, discussed above.
The housing market across our geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our East Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within our geographic regions was to finance projects outside of our geographic regions. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment throughout 2009. As previously mentioned, all significant exposures are monitored on a periodic basis. For this portfolio segment, the periodic monitoring has included: (a) all loans greater than $50 thousand have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.

Retail properties
Our portfolio of commercial real estate loans secured by retail properties totaled $2.4 billion, or approximately 6% of total loans and leases, at March 31, 2009. Loans within this portfolio segment increased from $2.3 billion at December 31, 2008, primarily reflecting construction draws. Credit approval in this portfolio segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.
The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity to this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.
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
Our consumer loan portfolio is primarily comprised of traditional residential mortgages, home equity loans and lines of credit, and automobile loans and leases. The residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. Our automobile loan and lease portfolio includes exposure in several out-of-market states; however, no out-of-market state represented more than 10% of the total automobile loan portfolio, and we expect to see relatively rapid reductions in these exposures. Effective in the 2009 first quarter, we ceased automobile loan originations in out-of-market states. Also, lease origination activities were discontinued during the 2008 fourth quarter.
The general slowdown in the housing market has impacted the performance of our residential mortgage and home equity portfolios over the past year. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected. Given the conditions in our markets as described above in the single family home builder section, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed below:

Table 19 — Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
	3/31/09	12/31/08	3/31/09	12/31/08	3/31/09 (1)	12/31/08
Ending Balance	$3.0 billion	$3.1 billion	$4.7 billion	$4.4 billion	$4.4 billion	$4.8 billion
Portfolio Weighted Average LTV ratio (2)	71%	70%	78%	78%	77%	76%
Portfolio Weighted Average FICO (3)	721	725	720	720	701	707

	Three-Month Period Ended March 31, 2009
	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages (4)
Originations	$39 million	$522 million	$56 million
Origination Weighted Average LTV ratio (2)	59%	75%	79%
Origination Weighted Average FICO (3)	743	763	730

(1)	Excludes Franklin loans.

(2)	The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.

(3)	Portfolio Weighted Average FICO reflects currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.

(4)	Represents only owned-portfolio originations.
HOME EQUITY PORTFOLIO
Our home equity portfolio (loans and lines of credit) consists of both first and second mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. Included in our home equity loan portfolio are $1.4 billion of loans where the loan is secured by a first-mortgage lien on the property. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. The weighted average cumulative LTV ratio at origination of our home equity portfolio was 75% at March 31, 2009, unchanged compared with December 31, 2008.
We believe we have granted credit conservatively within this portfolio. We have not originated home equity loans or lines of credit that allow negative amortization. Also, we have not originated home equity loans or lines of credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high quality borrowers. Home equity loans are generally fixed-rate with periodic principal and interest payments. Home equity lines of credit are generally variable-rate and do not require payment of principal during the 10-year revolving period of the line.
We continue to make appropriate origination policy adjustments based on our own assessment of an appropriate risk profile as well as industry actions. As an example, the significant changes made in 2008 by Fannie Mae and Freddie Mac resulted in the reduction of our maximum LTV ratio on second-mortgage loans, even for customers with high credit scores.
In addition to origination policy adjustments, we take appropriate actions, as necessary, to mitigate the risk profile of this portfolio. We reduced, and in 2007, ultimately stopped originating new production through brokers. Reducing our concentration of broker originations to less than 10% of the portfolio has had significant positive impacts on the performance of the portfolio. We focus production primarily within our banking footprint. In 2008, a home equity line of credit management program was initiated to reduce our exposure to higher-risk customers including, but not limited to, the reduction of line of credit limits.
While it is still too early to make any declarative statements regarding the impact of these actions, our more recent originations have shown consistent, or lower, levels of cumulative risk during the first twelve months of the loan or line of credit term compared with earlier originations. Specifically, the performance of our 2006 and 2007 originations improved substantially compared with our 2004 and 2005 originations.

RESIDENTIAL MORTGAGES
We focus on higher quality borrowers, and underwrite all applications centrally, or through the use of an automated underwriting system. We do not originate residential mortgage loans that allow negative amortization or are “payment option adjustable-rate mortgages.” Additionally, we generally do not originate residential mortgage loans that have an LTV ratio greater than 90%, although such loans with an LTV ratio of up to 100% are originated in very limited situations.
A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 58% of our total residential mortgage loan portfolio at March 31, 2009. At March 31, 2009, ARM loans that were expected to have rates reset in 2009 and 2010 totaled $673 million and $564 million, respectively. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be re-underwritten based on the borrower’s ability to repay the loan.
We had $427.7 million of Alt-A mortgage loans in the residential mortgage loan portfolio at March 31, 2009, representing a 4% decline, compared with $445.4 million at December 31, 2008. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies for this limited segment including reliance on stated income, stated assets, or higher acceptable LTV ratios. At March 31, 2009, borrowers for Alt-A mortgages had an average current FICO score of 666 and the loans had an average LTV ratio of 88%, compared with 671 and 88%, respectively, at December 31, 2008. Total Alt-A NCOs were an annualized 2.51% for the 2009 first quarter, compared with an annualized 2.03% for the 2008 fourth quarter. Our exposure related to this product will decline in the future as we stopped originating these loans in 2007.
Interest-only loans comprised $664.4 million, or 14%, of residential real estate loans at March 31, 2009, representing a 4% decline, compared with $691.9 million, or 15%, at December 31, 2008. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At March 31, 2009, borrowers for interest-only loans had an average current FICO score of 720 and the loans had an average LTV ratio of 78%, compared with 724 and 78%, respectively, at December 31, 2008. Total interest-only NCOs were an annualized 0.06% for the 2009 first quarter, compared with an annualized 0.20% for the 2008 fourth quarter. We continue to believe that we have mitigated the risk of such loans by matching this product with appropriate borrowers.
Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSRs in particular. Various refinance programs positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.
AUTOMOTIVE INDUSTRY IMPACTS
The issues affecting the automotive industry (see “Automotive Industry” discussion located within the “Commercial Credit” section) also have an impact on the performance of the consumer loan portfolio. While there is a direct correlation between the industry situation and our exposure to the automotive suppliers and automobile dealers in our commercial portfolio, the loss of jobs and reduction in wages may have a negative impact on our consumer portfolio. In 2008, we initiated a project to assess the impact on our geographic regions in the event of significant production changes or plant closings in our markets. This project included assessing the downstream impact on automotive suppliers, related small businesses, and consumers. As a result of this project, we believe that we have made a number of positive decisions regarding the quality of our consumer portfolio given the current environment. In the indirect automobile portfolio, we have focused on borrowers with high credit scores for many years, as reflected by the performance of the portfolio given the economic conditions. In the residential and home equity loan portfolios, we have been operating in a relatively high unemployment situation for an extended period of time, yet have been able to maintain our performance metrics reflecting our focus on strong underwriting. In sum, while we anticipate our performance results may be negatively impacted, we believe the impact will be manageable, and will not differ significantly from the general positive performance trends demonstrated in recent years.

Credit Quality
We believe the most meaningful way to assess overall credit quality performance for the 2009 first quarter is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: NALs and NPAs, ACL, and NCOs.
Credit quality performance in the 2009 first quarter was mixed. Relative to NCOs, the consumer portfolio performed well, while there was stress on the commercial portfolio. The total loan portfolio continued to be negatively impacted by the sustained economic weakness in our Midwest markets. The impact of the higher unemployment rate in particular can be seen in higher residential mortgage delinquencies. The overall economic slowdown impacted our commercial loan portfolio as reflected in the increase in commercial NCOs, NALs, and NPAs.
NONACCRUING LOANS (NAL/NALs) AND NONPERFORMING ASSETS (NPA/NPAs)
(This section should be read in conjunction with the “Franklin Relationship” discussion.)
NPAs consist of (a) NALs, which represent loans and leases that are no longer accruing interest, (b) impaired held-for-sale, (c) OREO, and (d) other NPAs. C&I and CRE loans are generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
Table 20 reflects period-end NALs, NPAs, accruing restructured loans (ARLs), and past due loans and leases detail for each of the last five quarters. Table 24 details the Franklin-related impacts to NALs and NPAs for each of the last five quarters.

Table 20 — Nonaccruing Loans (NALs), Nonperforming Assets (NPAs), and Past Due Loans and Leases

	2009	2008
(in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Nonaccrual loans and leases:
Commercial and industrial (1)	$398,286	$932,648	$174,207	$161,345	$101,842
Commercial real estate	629,886	445,717	298,844	261,739	183,000
Residential mortgage (1)	486,955	98,951	85,163	82,882	66,466
Home equity (1)	37,967	24,831	27,727	29,076	26,053

Total NALs	1,553,094	1,502,147	585,941	535,042	377,361

Other real estate:
Residential (1)	143,856	63,058	59,302	59,119	63,675
Commercial	66,906	59,440	14,176	13,259	10,181

Total other real estate	210,762	122,498	73,478	72,378	73,856
Impaired loans held for sale (2)	11,887	12,001	13,503	14,759	66,353
Other NPAs (3)	—	—	2,397	2,557	2,836

Total NPAs	$1,775,743	$1,636,646	$675,319	$624,736	$520,406

Nonperforming Franklin loans (1)
Commercial	$—	$650,225	$—	$—	$—
Residential mortgage	360,106	—	—	—	—
OREO	79,596	—	—	—	—
Home Equity	6,000	—	—	—	—

Total nonperforming Franklin loans	$445,702	$650,225	$—	$—	$—

NALs as a % of total loans and leases	3.93%	3.66%	1.42%	1.30%	0.92%

NPA ratio (4)	4.46	3.97	1.64	1.52	1.26

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$228,260	$271,521	$248,087	$190,923	$200,231
Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.58%	0.66%	0.60%	0.47%	0.49%

Accruing loans and leases past due 90 days or more, excluding loans guaranteed by the U.S. government	$139,709	$188,945	$179,358	$125,902	$142,328
Accruing loans and leases past due 90 days or more, excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.35%	0.46%	0.44%	0.31%	0.35%

Accruing restructured loans
Commercial (1)	$201,508	$185,333	$1,094,564	$1,130,412	$1,157,361
Residential mortgage	108,011	82,857	71,512	57,802	45,608
Other	45,061	38,227	35,008	29,349	14,215

Total accruing restructured loans	$354,580	$306,417	$1,201,084	$1,217,563	$1,217,184

(1)	Franklin loans were reported as accruing restructured commercial loans for the three-month periods ending March 31, 2008, June 30, 2008, and September 30, 2008. For the three-month period ending December 31, 2008, Franklin loans were reported as nonaccruing commercial and industrial loans. For the three-month period ended March 31, 2009, nonaccruing Franklin loans were reported as residential mortgage loans, home equity loans, and OREO; reflecting the 2009 first quarter restructuring.

(2)	Represent impaired loans obtained from the Sky Financial acquisition. Impaired loans held for sale are carried at the lower of cost or fair value less costs to sell. The decline from March 31, 2008 to June 30, 2008 was primarily due to the sale of these loans.

(3)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, other real estate, and other NPAs.

NPAs, which include NALs, were $1,775.7 million at March 31, 2009, and represented 4.46% of related assets. This compared with $1,636.6 million, or 3.97%, at December 31, 2008. The $139.1 million, or 8%, increase reflected:
•	$88.3 million increase in OREO. Of the $88.3 million, $79.6 million resulted from the current quarter’s restructuring of the Franklin relationship (see “Franklin Relationship” discussion).
•	$50.9 million increase to NALs, discussed below.
NALs were $1,553.1 million at March 31, 2009, compared with $1,502.1 million at December 31, 2008. The increase of $50.9 million, or 3%, primarily reflected:
•	$184.2 million, or 41%, increase in CRE NALs reflected the continued decline in the housing market and stress on retail sales. The single family home builder and retail segments accounted for 61% of the increase (see “Single Family Homebuilders” and “Retail Properties” discussion). These continue to be the two highest risk segments of our CRE portfolio.
•	$115.9 million non-Franklin related increase in C&I NALs reflected the impact of the economic conditions in our markets. The increase was not centered in any specific region or industry. In general, those C&I loans supporting the housing or construction segment are experiencing the most stress. Importantly, less than 8% of the portfolio was associated with these segments. Loans to auto suppliers are also under a great deal of stress, and we have seen continued deterioration in the performance of these loans.
•	$27.9 million and $7.1 million increases in non-Franklin related residential mortgage and home equity NALs, respectively, reflected increases in the more severe delinquency categories.
Partially offset by:
•	$284.1 million net reduction in NALs from the current quarter’s restructuring of the Franklin relationship (see “Franklin Relationship” discussion).
The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.35%, down from 0.46% at the end of last year, and unchanged from the end of the year-ago quarter. The guaranteed loans represent loans currently in Government National Mortgage Association (GNMA) pools that have met the eligibility requirements for voluntary repurchase. Because there is insignificant loss potential in these loans, as they remain supported by a guarantee from the Federal Housing Administration (FHA) or the Department of Veteran Affairs (VA), we believe this measure represents a better leading indicator of loss potential and also aligns better with our regulatory reporting.
As part of our loss mitigation process, we may re-underwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.

NPA activity for each of the past five quarters was as follows:
Table 21 — Nonperforming Assets (NPAs) Activity

	2009	2008
(in thousands)	First	Fourth	Third	Second	First

NPAs, beginning of period	$1,636,646	$675,319	$624,736	$520,406	$472,902
New NPAs	622,515	509,320	175,345	256,308	141,090
Franklin impact, net (1)	(204,523)	650,225	—	—	—
Returns to accruing status	(36,056)	(13,756)	(9,104)	(5,817)	(13,484)
Loan and lease losses	(172,416)	(100,335)	(52,792)	(40,808)	(27,896)
Payments	(61,452)	(66,536)	(43,319)	(46,091)	(38,746)
Sales	(8,971)	(17,591)	(19,547)	(59,262)	(13,460)

NPAs, end of period	$1,775,743	$1,636,646	$675,319	$624,736	$520,406

(1)	Franklin loans were reported as accruing restructured commercial loans for the three-month periods ending March 31, 2008, June 30, 2008, and September 30, 2008. For the three-month period ending December 31, 2008, Franklin loans were reported as nonaccruing commercial and industrial loans. For the three-month period ended March 31, 2009, nonaccruing Franklin loans were reported as residential mortgage loans, home equity loans, and OREO; reflecting the 2009 first quarter restructuring.
ALLOWANCE FOR CREDIT LOSSES (ACL)
(This section should be read in conjunction with Significant Item 2.)
We maintain two reserves, both of which are available to absorb inherent credit losses: the ALLL and the AULC. When summed together, these reserves comprise the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
We have an established monthly process to determine the adequacy of the ACL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the ACL. Changes to the ACL are impacted by changes in the estimated credit losses inherent in our loan portfolios. For example, our process requires increasingly higher level of reserves as a loan’s internal classification moves from higher quality rankings to lower, and vice versa. This movement across the credit scale is called migration.
Table 22 reflects activity in the ALLL and AULC for each of the last five quarters. Table 26 displays the Franklin-related impacts to the ALLL and ACL for each of the last five quarters.

Table 22 — Quarterly Credit Reserves Analysis

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
Allowance for loan and lease losses, beginning of period	$900,227	$720,738	$679,403	$627,615	$578,442
Loan and lease losses	(353,005)	(571,053)	(96,388)	(78,084)	(60,804)
Recoveries of loans previously charged off	11,514	10,433	12,637	12,837	12,355

Net loan and lease losses	(341,491)	(560,620)	(83,751)	(65,247)	(48,449)

Provision for loan and lease losses	289,001	728,046	125,086	117,035	97,622
Economic reserve transfer	—	12,063	—	—	—
Allowance of assets sold	(9,188)	—	—	—	—

Allowance for loan and lease losses, end of period	$838,549	$900,227	$720,738	$679,403	$627,615

Allowance for unfunded loan commitments and letters of credit, beginning of period	$44,139	$61,640	$61,334	$57,556	$66,528

Provision for (reduction in) unfunded loan commitments and letters of credit losses	2,836	(5,438)	306	3,778	(8,972)
Economic reserve transfer	—	(12,063)	—	—	—

Allowance for unfunded loan commitments and letters of credit, end of period	$46,975	$44,139	$61,640	$61,334	$57,556

Total allowances for credit losses	$885,524	$944,366	$782,378	$740,737	$685,171

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	2.12%	2.19%	1.75%	1.66%	1.53%
Nonaccrual loans and leases (NALs)	54	60	123	127	166
Nonperforming assets (NPAs)	47	55	107	109	121

Total allowances for credit losses (ACL) as % of:
Total loans and leases	2.24%	2.30%	1.90%	1.80%	1.67%
NALs	57	63	134	138	182
NPAs	50	58	116	119	132
As shown in the above table, the ALLL declined to $838.5 million at March 31, 2009, from $900.2 million at December 31, 2008. Expressed as a percent of period-end loans and leases, the ALLL ratio decreased to 2.12% at March 31, 2009, from 2.19% at December 31, 2008. This $61.7 million decrease primarily reflected the impact of using the previously established $130.0 million Franklin specific reserve to absorb related NCOs due to the current quarter’s Franklin restructuring (see “Franklin Loan” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section).

The period-end non-Franklin related ALLL was $838.5 million and represented 2.15% of non-Franklin related loans and leases, up $68.3 million, or 9%, from $770.2 million, or 1.90% of non-Franklin loans and leases, at the end of last year. The non-Franklin ALLL as a percent of non-Franklin related NALs was 71% at March 31, 2009.
On a combined basis, the ACL as a percent of total loans and leases at March 31, 2009, was 2.24%, down from 2.30% at December 31, 2008. Like the ALLL, the current quarter’s Franklin restructuring impacted the change in the ACL from December 31, 2008.
The period-end non-Franklin related ACL was $885.5 million and represented 2.27% of non-Franklin related loans and leases, up $71.2 million, or 9%, from $814.4 million, or 2.01% of non-Franklin loans and leases, at the end of last year. The non-Franklin ACL as a percent of non-Franklin related NALs was 75% at March 31, 2009.
NET CHARGE-OFFS (NCOs)
(This section should be read in conjunction with Significant Item 2.)
Table 23 reflects NCO detail for each of the last five quarters. Table 25 displays the Franklin-related impacts for each of the last five quarters.

Table 23 — Quarterly Net Charge-Off Analysis

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$210,648 (1)	$473,426 (2)	$29,646	$12,361	$10,732
Commercial real estate:
Construction	25,642	2,390	3,539	575	122
Commercial	57,139	35,991	7,446	14,524	4,153

Commercial real estate	82,781	38,381	10,985	15,099	4,275

Total commercial	293,429	511,807	40,631	27,460	15,007

Consumer:
Automobile loans	14,971	14,885	9,813	8,522	8,008
Automobile leases	3,086	3,666	3,532	2,928	3,211

Automobile loans and leases	18,057	18,551	13,345	11,450	11,219
Home equity	17,680	19,168	15,828	17,345	15,215
Residential mortgage	6,298	7,328	6,706	4,286	2,927
Other loans	6,027	3,766	7,241	4,706	4,081

Total consumer	48,062	48,813	43,120	37,787	33,442

Total net charge-offs	$341,491	$560,620	$83,751	$65,247	$48,449

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial (1)	6.22%	13.78%	0.87%	0.36%	0.32%
Commercial real estate:
Construction	5.05	0.45	0.68	0.11	0.02
Commercial	2.83	1.77	0.39	0.77	0.23

Commercial real estate	3.27	1.50	0.45	0.63	0.18

Total commercial	4.96	8.54	0.69	0.47	0.27

Consumer:
Automobile loans	1.56	1.53	1.02	0.94	0.97
Automobile leases	2.39	2.31	1.84	1.28	1.18

Automobile loans and leases	1.66	1.64	1.15	1.01	1.02
Home equity	0.93	1.02	0.85	0.94	0.84
Residential mortgage	0.55	0.62	0.56	0.33	0.22
Other loans	3.59	2.22	4.32	2.69	2.29

Total consumer	1.12	1.12	0.98	0.85	0.75

Net charge-offs as a % of average loans	3.34%	5.41%	0.82%	0.64%	0.48%

(1)	The 2009 first quarter included charge-offs totaling $128,338 thousand associated with the Franklin restructuring.

(2)	The 2008 fourth quarter included charge-offs totaling $423,269 thousand associated with Franklin.
The 2009 first quarter and 2008 fourth quarter included Franklin-related commercial loan charge-offs of $128.3 million and $423.3 million, respectively. Importantly, the 2009 first quarter charge-offs utilized the $130.0 million Franklin-specific reserve that existed at December 31, 2008, so these charge-offs had no material impact on related provision for credit losses or earnings in the 2009 first quarter.

Excluding the Franklin-related NCOs in the current and prior quarter as noted above, non-Franklin related C&I NCOs in the 2009 first quarter were $82.3 million, or an annualized 2.55% of related average non-Franklin C&I loans. This compared with non-Franklin related C&I loan NCOs of $50.1 million, or an annualized 1.58%, in the prior quarter. The losses were concentrated in smaller loans, as a more active credit review process was utilized throughout the quarter. The current quarter also reflected charge-offs and increased reserves related to loans moved to nonaccrual status in the quarter. The increase in C&I NCOs from the prior quarter was concentrated in our northern Ohio regions. The majority of the charge-offs was associated with smaller loans, reflecting the granularity of the portfolio.
Current quarter CRE NCOs were centered within the single family home builder and the retail development segments of the portfolio. There was a $15 million loss associated with one CRE retail development project located in the Cleveland market. The remainder of the losses was associated with smaller loans spread across all regions, consistent with our very granular portfolio.
In assessing commercial NCOs trends, it is helpful to understand how these loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level or risk associated with the transaction. If the quality of a commercial loan deteriorates, it migrates from a higher quality loan classification to a lower quality classification. As a part of our normal portfolio management process, the loan is reviewed and reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period subsequent to the period the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In sum, if loan quality deteriorates, the typical credit sequence for commercial loans are periods of reserve building, followed by periods of higher NCOs. Additionally, it is helpful to understand that increases in reserves either precede or are in conjunction with increases in NALs. When a credit is classified as NAL, it is evaluated for specific reserves or charge-off. As a result, an increase in NALs does not necessarily result in an increase in reserves or an expectation of higher future NCOs.
Automobile loan and lease NCOs, which declined in absolute dollars during the current quarter, were consistent with our expectations. The performance of the portfolio relative to NCOs reflected the positive impact of increasing used-automobile prices, offset by the continued market stresses. The automobile lease NCO performance continues to be negatively impacted as the portfolio is running off and no new leases are being originated. The level of delinquencies dropped in the current quarter, further substantiating our longer-term view of flat to improved performance through 2009.
The decline in our home equity NCOs reflected a continuation of better than industry performance in this portfolio. The NCO performance of the portfolio continued to be impacted by lower housing prices, and the general market conditions. The impact is evident across all regions, but particularly so in our Michigan markets. Home equity NCOs during the current quarter were lower than the prior quarter, and generally consistent with our view of the performance expectations over the next 12 to 18 months.
The current quarter’s decline in residential mortgage NCOs compared with the prior quarter is encouraging given the market conditions. While the delinquency rates continue to increase, indicating the economic stress on borrowers, our losses have remained manageable.
Total NCOs during the 2009 first quarter were $341.5 million, or an annualized 3.34% of average related balances compared with $560.6 million, or annualized 5.41% of average related balances during the 2008 fourth quarter. After adjusting for Franklin-related NCOs of $128.3 million in the 2009 first quarter and $423.3 million in the 2008 fourth quarter, non-Franklin-related total NCOs during the 2009 first quarter were $213.2 million, compared with $137.3 million during the 2008 fourth quarter.

The following tables detail the Franklin-impacts to NPAs, NALs, NCOs, and the ALLL and ACL for each of the past five quarters.
Table 24 — NALs/NPAs — Franklin-Related Impact

	2009	2008
(in millions)	First	Fourth	Third	Second	First
Nonaccrual loans
Total	$1,553.1	$1,502.1	$585.9	$535.0	$377.4
Franklin	(366.1)	(650.2)	—	—	—

Non-Franklin	$1,187.0	$851.9	$585.9	$535.0	$377.4

Total loans and leases
Total	$39,548.0	$41,092.0	$41,192.0	$41,047.0	$41,014.0
Franklin	(494.0)	(650.2)	(1,095.0)	(1,130.0)	(1,157.0)

Non-Franklin	$39,054.0	$40,441.8	$40,097.0	$39,917.0	$39,857.0

NAL ratio
Total	3.93%	3.66%	1.42%	1.30%	0.92%
Non-Franklin	3.04	2.11	1.46	1.34	0.95

	2009	2008
(in millions)	First	Fourth	Third	Second	First
Nonperforming assets
Total	$1,775.7	$1,636.6	$675.3	$624.7	$520.4
Franklin	(445.7)	(650.2)	—	—	—

Non-Franklin	$1,330.0	$986.4	$675.3	$624.7	$520.4

Total loans and leases	$39,548.0	$41,092.0	$41,192.0	$41,047.0	$41,014.0
Total other real estate, net	210.8	122.5	73.5	72.4	73.9
Impaired loans held for sale	11.9	12.0	13.5	14.8	66.4
Other NPAs	—	—	2.4	2.6	2.8

Total	39,770.7	41,226.5	41,281.4	41,136.8	41,157.1
Franklin	(573.1)	(650.2)	(1,095)	(1,130)	(1,157)

Non-Franklin	$39,197.6	$40,576.3	$40,186.4	$40,006.8	$40,000.1

NPA ratio
Total	4.46%	3.97%	1.64%	1.52%	1.26%
Non-Franklin	3.39	2.43	1.68	1.56	1.30

Table 25 — NCOs — Franklin-Related Impact

	2009	2008
(in millions)	First	Fourth	Third	Second	First
Commercial and industrial net charge-offs
Total	$210.6	$473.4	$29.6	$12.4	$10.7
Franklin	(128.3)	(423.3)	—	—	—

Non-Franklin	$82.3	$50.1	$29.6	$12.4	$10.7

Commercial and industrial average loan balances
Total	$13,541.0	$13,746.0	$13,629.0	$13,631.0	$13,343.0
Franklin	(628.0)	(1,085.0)	(1,114.0)	(1,143.0)	(1,166.0)

Non-Franklin	$12,913.0	$12,661.0	$12,515.0	$12,488.0	$12,177.0

Commercial and industrial net charge-offs — annualized percentages
Total	6.22%	13.78%	0.87%	0.36%	0.32%
Non-Franklin	2.55	1.58	0.95	0.40	0.35

	2009	2008
(in millions)	First	Fourth	Third	Second	First
Total net charge-offs
Total	$341.5	$560.6	$83.8	$65.2	$48.4
Franklin	(128.3)	(423.3)	—	—	—

Non-Franklin	$213.2	$137.3	$83.8	$65.2	$48.4

Total average loan balances
Total	$40,866.0	$41,437.0	$41,004.0	$41,025.0	$40,367.0
Franklin	(630.0)	(1,085.0)	(1,114.0)	(1,143.0)	(1,166.0)

Non-Franklin	$40,236.0	$40,352.0	$39,890.0	$39,882.0	$39,201.0

Total net charge-offs — annualized percentages
Total	3.34%	5.41%	0.82%	0.64%	0.48%
Non-Franklin	2.12	1.36	0.84	0.65	0.49

Table 26 — ALLL/ACL — Franklin-Related Impact

	2009	2008
(in millions)	First	Fourth	Third	Second	First
Allowance for loan and lease losses
Total	$838.5	$900.2	$720.7	$679.4	$627.6
Franklin	—	(130.0)	(115.3)	(115.3)	(115.3)

Non-Franklin	$838.5	$770.2	$605.4	$564.1	$512.3

Allowance for credit losses
Total	$885.5	$944.4	$782.4	$740.7	$685.2
Franklin	—	(130.0)	(115.3)	(115.3)	(115.3)

Non-Franklin	$885.5	$814.4	$667.1	$625.4	$569.9

Total loans and leases
Total	$39,548.0	$41,092.0	$41,192.0	$41,047.0	$41,014.0
Franklin	(494.0)	(650.2)	(1,095.0)	(1,130.0)	(1,157.0)

Non-Franklin	$39,054.0	$40,441.8	$40,097.0	$39,917.0	$39,857.0

ALLL as % of total loans and leases
Total	2.12%	2.19%	1.75%	1.66%	1.53%
Non-Franklin	2.15	1.90	1.51	1.41	1.29

ACL as % of total loans and leases
Total	2.24	2.30	1.90	1.80	1.67
Non-Franklin	2.27	2.01	1.66	1.57	1.43

Nonaccrual loans
Total	$1,553.1	$1,502.1	$586.0	$535.0	$377.4
Franklin	(366.1)	(650.2)	—	—	—

Non-Franklin	$1,187.0	$851.9	$586.0	$535.0	$377.4

ALLL as % of NALs
Total	54%	60%	123%	127%	166%
Non-Franklin	71	90	103	105	136

ACL as % of NALs
Total	57	63	134	138	182
Non-Franklin	75	96	114	117	151
INVESTMENT SECURITIES PORTFOLIO
(This section should be read in conjunction with the “Securities” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)
We routinely review our available for sale investment securities portfolio, and recognize impairment based on fair value, issuer-specific factors and results, and our intent to hold such investments. Our available for sale investment securities portfolio is evaluated taking into consideration established asset/liability management objectives, and changing market conditions that could affect the profitability of the portfolio, as well as the level of interest rate risk to which we are exposed.
Our available for sale investment securities portfolio is comprised of various financial instruments. At March 31, 2009, our available for sale investment securities portfolio totaled $4.9 billion.

Declines in the fair value of available for sale investment securities are recorded as either temporary impairment or OTTI. Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income, and impact our equity position. Temporary adjustments do not impact net income, liquidity, or risk-based capital. A recovery of available for sale security prices also is recorded as an adjustment to other comprehensive income for securities that are temporarily impaired, and results in a positive impact to our equity position.
OTTI is recorded when the fair value of an available for sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded to noninterest income and, therefore, results in a negative impact to net income. Additionally, OTTI reduces our regulatory capital ratios. Because the available for sale securities portfolio is recorded at fair value, the conclusion as to whether an investment decline is other-than-temporarily impaired, does not significantly impact our equity position as the amount of temporary adjustment has already been reflected in accumulated other comprehensive income/loss. A recovery in the value of an other-than-temporarily impaired security is recorded as additional interest income over the remaining life of the security.
Given the continued disruption in the financial markets, we may be required to recognize additional OTTI losses in future periods with respect to our available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities.
The table below presents the credit ratings for certain available for sale investment securities as of March 31, 2009:
Table 27 — Credit Ratings of Selected Investment Securities (1)

	Amortized		Average Credit Rating of Fair Value Amount
(in thousands)	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-	Not Rated
Municipal securities	$119,734	$124,971	$57,990	$54,085	$—	$—	$—	$12,896
Private label CMO securities	649,620	511,949	261,213	44,637	79,373	61,064	65,662	—
Alt-A mortgage-backed securities	365,367	355,729	18,759	26,104	33,252	16,401	261,214	—
Pooled-trust-preferred securities	281,532	130,498	22,757	10,272	—	24,465	73,004	—

Total at March 31, 2009 (2)	$1,416,253	$1,123,147	$360,719	$135,098	$112,625	$101,930	$399,880	$12,896

Total at December 31, 2008	$2,037,535	$1,697,888	$486,917	$556,470	$291,680	$61,095	$288,710	$13,016

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

(2)	The decline in amortized costs and fair value from December 31, 2008 to March 31, 2009 primarily reflects the $0.6 billion sale of municipal securities during the 2009 first quarter.
In April 2009, an additional $177 million of investment securities were downgraded from investment grade (“BBB+/-” or higher) to below investment grade (“<BBB-”). The entire $177 million occurred within the portfolios presented in the above table. Negative changes to the above credit ratings could have an impact on the determination of risk-weighted assets, which could result in reductions to our regulatory capital ratios.
Given the current economic conditions, the Alt-A mortgage backed, pooled-trust-preferred, and private-label CMO portfolios are noteworthy, and are discussed below. The Alt-A mortgage backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio.

Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities
Table 28 details our Alt-A, pooled-trust-preferred, and private-label CMO securities exposure at March 31, 2009:
Table 28 — Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities Selected Data
At March 31, 2009
(in thousands)
Alt-A mortgage-backed securities

	Impaired	Unimpaired	Total

Par value	$400,337	$142,826	$543,163

Book value	225,069	140,298	365,367
Unrealized gains (losses)	27,133	(36,771)	(9,638)

Fair value	$252,202	$103,527	$355,729

Cumulative credit OTTI	$26,551	$—	$26,551
Cumulative noncredit OTTI	151,882	—	151,882

Cumulative total OTTI	$178,433	$—	$178,433

Average Credit Rating			BBB-

Weighted average: (1)
Fair value	63.0%	72.0%	65.0%
Expected loss	6.6	—	4.9
Pooled-trust-preferred securities

Par value	$25,500	$273,324	$298,824

Book value	8,323	273,208	281,531
Unrealized losses	—	(151,034)	(151,034)

Fair value	$8,323	$122,174	$130,497

Cumulative credit OTTI	$13,515	$—	$13,515
Cumulative noncredit OTTI	3,426	—	3,426

Cumulative total OTTI	$16,940	$—	$16,940

Average Credit Rating			BBB-

Weighted average: (1)
Fair value	33.0%	45.0%	44.0%
Expected loss	53.0	—	4.5
Private-label CMO securities

Par value	$22,285	$640,247	$662,532

Book value	16,444	633,176	649,620
Unrealized gains (losses)	2,040	(139,711)	(137,671)

Fair value	$18,484	$493,465	$511,949

Cumulative credit OTTI	$24	$—	$24
Cumulative noncredit OTTI	5,704	—	5,704

Cumulative total OTTI	$5,728	$—	$5,728

Average Credit Rating			A-

Weighted average: (1)
Fair value	83.0%	77.1%	77.0%
Expected loss	0.1	—	—

(1)	Based on par values.

As shown in the above table, the securities in the Alt-A, pooled-trust-preferred, and private-label CMO securities portfolios had a fair value that was $298.3 million less than their book value (net of impairment) at March 31, 2009, resulting from increased liquidity spreads and extended duration. We consider the $298.3 million of impairment to be temporary, as we believe that it is not probable that not all contractual cash flows will be collected on the related securities. During the 2009 first quarter, we recognized OTTI of $1.5 million within the Alt-A securities portfolio, and $2.4 million within the pooled-trust-preferred securities portfolio. No OTTI was recognized within the private-label CMO securities portfolio during the 2009 first quarter. We anticipate that the OTTI exceeds the expected actual future loss (that is, credit losses) that we will experience. Any subsequent recovery of OTTI will be recorded to interest income over the remaining life of the security. Please refer to the “Critical Account Policies and Use of Significant Estimates” for additional information.
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
Interest Rate Risk
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest bearing assets and liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity (option risk), changes in the shape of the yield curve whereby interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and London Interbank Offered Rate (LIBOR) (basis risk).
“Asset sensitive position” refers to an increase in short-term interest rates that is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities. Conversely, “liability sensitive position” refers to an increase in short-term interest rates that is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets.
INCOME SIMULATION AND ECONOMIC VALUE OF EQUITY ANALYSIS
Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time horizon. Although bank owned life insurance and automobile operating lease assets are classified as non-interest earning assets, and the income from these assets is in non-interest income, these portfolios are included in the interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. Economic value of equity (EVE) analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation horizon.
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. As of March 31, 2009, management instituted an assumption that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The table below shows the results of the scenarios as of March 31, 2009, and December 31, 2008. All of the positions were within the board of directors’ policy limits.

Table 29 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2009	-0.4%	-1.5%	+1.6%	+2.9%
December 31, 2008	-0.3%	-0.9%	+0.6%	+1.1%
The net interest income at risk reported as of March 31, 2009 for the “+200” basis points scenario shows a change to a higher near-term asset sensitive position compared with December 31, 2008, reflecting actions taken by us to improve our liquidity position. The primary factors contributing to the change include:
•	1.8% incremental liability sensitivity reflecting the execution of $1.3 billion receive-fixed interest rates swaps during the 2009 first quarter, as well as the anticipated execution of $1.5 billion receive-fixed interest rates swaps early in the 2009 second quarter, primarily to offset the impact of actual and anticipated reductions in fixed-rate assets.
•	1.3% incremental asset sensitivity reflecting the sale of municipal securities, the securitization and sale of automobile loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.
•	0.9% incremental asset sensitivity reflecting the anticipated slow down in fixed-rate loan originations due to customer preferences for variable-rate loans.
The remainder of the change in net interest income at risk “+200” basis points was primarily related to improvements made in modeling assumptions associated with deposit pricing and mortgage asset prepayments, and lower levels of fixed-rate liabilities. In addition to the $2.8 billion increase in fixed-rate interest rate swaps noted above, we are reviewing opportunities to further reduce the near-term asset-sensitive interest rate risk profile.
The primary simulations for EVE at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the March 31, 2009, results compared with December 31, 2008. All of the positions were within the board of directors’ policy limits.
Table 30 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2009	+1.8%	+1.2%	-1.5%	-3.8%
December 31, 2008	-3.4%	-1.0%	-2.6%	-7.2%
The EVE at risk reported as of March 31, 2009 for the “+200” basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2008, reflecting actions taken by us to improve our liquidity position and improvements made in modeling assumptions associated with deposit pricing and mortgage asset prepayments. The primary factors contributing to the change include:
•	3.2% incremental asset sensitivity reflecting the improvements made in modeling assumptions associated with deposit pricing and mortgage asset prepayments.
•	2.2% incremental asset sensitivity reflecting the sale of municipal securities, the securitization and sale of automobile loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.
•	2.1% incremental liability sensitivity reflecting the execution of $1.3 billion receive-fixed interest rates swaps during the 2009 first quarter, as well as the anticipated execution of $1.5 billion receive-fixed interest rates swaps early in the 2009 second quarter, primarily to offset the impact of actual and anticipated reductions in fixed-rate assets.
In addition to the $2.8 billion increase in fixed rate interest rate swaps noted above, we are reviewing opportunities to slightly increase the long-term liability-sensitive interest rate risk profile.

MORTGAGE SERVICING RIGHTS (MSRs)
(This section should be read in conjunction with Significant Item 5.)
MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes. In addition, we engage a third party to provide improved valuation tools and assistance with our strategies with the objective to decrease the volatility from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income. MSR assets are included in other assets, and are presented in Table 8.
At March 31, 2009, we had a total of $167.8 million of MSRs representing the right to service $16.3 billion in mortgage loans (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements).
Price Risk
Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, investments in securities backed by mortgage loans, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held by the insurance subsidiaries.
EQUITY INVESTMENT PORTFOLIOS
(This section should be read in conjunction with Significant Item 5.)
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
From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are included in “accrued income and other assets” on our consolidated balance sheet. At March 31, 2009, we had a total of $40.3 million of such investments, down from $44.7 million at December 31, 2008. The following table details the components of this change during the 2009 first quarter:
Table 31 — Equity Investment Activity
(in thousands)

	Balance at	New	Returns of		Balance at
Type:	December 31, 2008	Investments	Capital	Gain / (Loss)	March 31, 2009
Public equity	$12,129	$—	$(1,728)	$(417)	$9,984
Private equity	25,951	750	(2,091)	(844)	23,766
Direct investment	6,576	—	—	(47)	6,529

Total	$44,656	$750	$(3,819)	$(1,308)	$40,279

The equity investment losses in the 2009 first quarter primarily reflected $1.3 million of losses on equity investment funds that buy and sell publicly traded securities, and private equity investments. These investments were in funds that focus on the financial services sector that, during the 2009 first quarter, performed worse than the broad equity market.

Investment decisions that incorporate credit risk require the approval of the independent credit administration function. The degree of initial due diligence and subsequent review is a function of the type, size, and collateral of the investment. Performance is monitored on a regular basis, and reported to the Market Risk Committee.
Liquidity Risk
Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated.
The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations under both normal “business as usual” and unanticipated, stressed circumstances. The Risk Management Committee was appointed by the HBI Board Risk Committee to oversee liquidity risk management and establish policies and limits, based upon analyses of the ratio of loans to deposits, the percentage of assets funded with noncore or wholesale funding, net cash capital, free securities and contingency borrowing capacity. In addition, operating guidelines are established to ensure diversification of noncore funding by type, source, and maturity and provide sufficient liquidity to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any credit rating changes and/or other trigger events related to financial ratios, deposit fluctuations, debt issuance capacity, stock performance, or negative news related to us or the banking industry. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, two liquidity subcommittees meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee adherence to, and the maintenance of, the contingency funding plan(s). A Contingency Funding Working Group monitors daily cash flow trends, branch activity, significant transactions, and parent company subsidiary sources and uses of funds, identify areas of concern, and establish specific funding strategies. This group works closely with the Risk Management Committee and the HBI Communication Team in order to identify issues that may require a more proactive communication plan to shareholders, associates, and customers regarding specific events or issues that could have an impact to us.
In the normal course of business, in order to better manage liquidity risk, we perform stress tests to determine the effect that a potential downgrade in our credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings, which are presented in Table 33, have a direct impact on our cost of funds and ability to raise funds under normal, as well as adverse, circumstances. The results of these stress tests indicate that sufficient sources of funds are available to meet our financial obligations and fund our operations for a 12-month period. The stress test scenarios include testing to determine the impact of an interruption to our access to the national markets for funding, significant run-off in core deposits and liquidity triggers inherent in other financial agreements. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity over different time periods to project how funding needs would be managed. The specific alternatives for enhancing liquidity include generating client deposits, securitizing or selling loans, selling or maturing of investment securities, and extending the level or maturity of wholesale borrowings.
Most credit markets in which we participate and rely upon as sources of funding have been significantly disrupted and highly volatile since mid-2007. Reflecting concern about the stability of the financial markets generally, many lenders reduced, and in some cases, ceased unsecured funding to borrowers, including other financial institutions. Since that time, as a means of maintaining adequate liquidity, we, like many other financial institutions, have relied more heavily on the liquidity and stability present in the secured credit markets since access to unsecured term debt has been restricted. Throughout this period, we continued to extend maturities ensuring that we maintained adequate liquidity in the event the crisis became prolonged. In addition to managing our maturities, we strengthened our overall liquidity position by significantly reducing our noncore funds and wholesale borrowings, as well as shifting from the net purchasing of overnight federal funds to an excess reserve position at the end of the 2009 first quarter. However, we are part of a financial system, and a systemic lack of available credit, a lack of confidence in the financial sector, and increased volatility in the financial markets could materially and adversely affect our liquidity position.

Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. Core deposits are comprised of interest bearing and noninterest bearing demand deposits, money market deposits, savings and other domestic time deposits, consumer certificates of deposit both over and under $100,000, and nonconsumer certificates of deposit less than $100,000. Noncore deposits are comprised of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic time deposits of $100,000 or more comprised primarily of public fund certificates of deposit greater than $100,000. The above-mentioned stated amounts of $100,000 will be increased to $250,000 effective with the 2009 second quarter.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Additionally, we are exposed to the risk that customers with large deposit balances will withdraw all or a portion of such deposits as the FDIC establishes certain limits on the amount of insurance coverage provided to depositors (see “Risk Factors” included in Item 1A of our 2008 Form 10-K). To mitigate our uninsured deposit risk, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance.
Table 32 reflects deposit composition detail for each of the past five quarters.

Table 32 — Deposit Composition

	2009		2008
(in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Demand deposits — noninterest bearing	$5,887	15.1%	$5,477	14.4%	$5,135	13.7%	$5,253	13.8%	$5,160	13.5%
Demand deposits — interest bearing	4,306	11.0	4,083	10.8	4,052	10.8	4,074	10.7	4,041	10.6
Money market deposits	5,857	15.0	5,182	13.7	5,565	14.8	6,171	16.2	6,681	17.5
Savings and other domestic deposits	4,929	12.6	4,846	12.8	4,816	12.8	5,009	13.1	5,083	13.3
Core certificates of deposit	12,496	32.0	12,727	33.5	12,157	32.4	11,274	29.6	10,583	27.8

Total core deposits	33,475	85.7	32,315	85.2	31,725	84.5	31,781	83.4	31,548	82.7
Other domestic deposits of $100,000 or more	1,239	3.2	1,541	4.1	1,949	5.2	2,139	5.6	2,160	5.7
Brokered deposits and negotiable CDs	3,848	9.8	3,355	8.8	2,925	7.8	3,101	8.1	3,362	8.8
Deposits in foreign offices	508	1.3	732	1.9	970	2.5	1,103	2.9	1,046	2.8

Total deposits	$39,070	100.0%	$37,943	100.0%	$37,569	100.0%	$38,124	100.0%	$38,116	100.0%

Total core deposits:
Commercial	$8,737	26.1%	$7,758	24.0%	$8,008	25.2%	$8,472	26.7%	$8,716	27.6%
Personal	24,738	73.9	24,557	76.0	23,717	74.8	23,309	73.3	22,832	72.4

Total core deposits	$33,475	100.0%	$32,315	100.0%	$31,725	100.0%	$31,781	100.0%	$31,548	100.0%

By Business Segment
Regional Banking	33,413	85.5	32,874	86.6	32,990	87.8	33,263	87.2	33,114	86.9
Auto Finance and Dealer Services	71	0.2	66	0.2	67	0.2	56	0.1	56	0.1
PFG	2,251	5.8	1,785	4.7	1,553	4.1	1,666	4.4	1,542	4.0
Treasury / Other (1)	3,335	8.5	3,218	8.5	2,959	7.9	3,139	8.3	3,404	9.0

Total deposits	$39,070	100.0%	$37,943	100.0%	$37,569	100.0%	$38,124	100.0%	$38,116	100.0%

(1)	Comprised largely of national market deposits.

To the extent that we are unable to obtain sufficient liquidity through deposits, we may meet our liquidity needs through short-term borrowings by purchasing federal funds or by selling securities under repurchase agreements. The Bank also has access to the Federal Reserve’s discount window and Term Auction Facility (TAF). As of March 31, 2009, a total of $8.7 billion of commercial loans and home equity lines of credit were pledged to these facilities. Specific percentages of these amounts pledged are available for borrowing. We had $6.9 billion of borrowing capacity available from both facilities at March 31, 2009, however, as part of a periodic review conducted by the Federal Reserve, our discount window and TAF borrowing capacity was reduced to approximately $4.9 billion as of April 27, 2009. The reduction was based on the lowering of the specific percentages of pledged amounts available for borrowing. As of March 31, 2009, we did not have any outstanding discount window or TAF borrowings. Additionally, the Bank had a $4.4 billion borrowing capacity at the Federal Home Loan Bank (FHLB) of Cincinnati, of which $3.4 billion remained unused at March 31, 2009. The FHLB uses the Bank’s credit rating in its calculation of borrowing capacity. As a result of credit rating changes (see “Credit Ratings” discussion), the FHLB reduced our borrowing capacity by $370 million. Other potential sources of liquidity include the sale or maturity of investment securities, the sale or securitization of loans, the relatively shorter-term structure of our commercial loans and automobile loans, and the issuance of common and preferred stock.
During the 2009 first quarter, we initiated various strategies with the intent of further strengthening our liquidity position, as well as reducing the size of our balance sheet to, among other objectives, provide additional support to our TCE ratio (see “Capital” discussion). Our actions taken during the 2009 first quarter included: (a) $1.2 billion core deposit growth, (b) $1.0 billion automobile loan securitization, (c) $0.6 billion sale of municipal securities, (d) $0.6 billion debt issuance as part of the TLGP, and (e) $0.2 billion mortgage loan sale. The proceeds from these actions were used primarily to pay down wholesale borrowings.
At March 31, 2009, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Parent Company Liquidity
The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt securities.
At March 31, 2009, the parent company had $1.17 billion in cash or cash equivalents, compared with $1.12 billion at December 31, 2008. Cash demands required for common stock dividends will be approximately $4 million per quarter. We recognize the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme and economic market deterioration, and the changing regulatory environment drove the difficult but prudent decision to reduce the dividend during the 2009 first quarter to $0.01 per common share. This proactive measure will enable us to build capital and strengthen our balance sheet. Table 34 provides additional detail regarding quarterly dividends declared per common share.
During 2008, we issued an aggregate $569 million of Series A Non-cumulative Perpetual Convertible Preferred Stock. The Series A Preferred Stock will pay, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly (see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements). During the 2009 first quarter, we entered into agreements with various institutional investors exchanging shares of our common stock for shares of the Series A Preferred Stock held by them (see “Capital” discussion). In the aggregate, these exchanges are anticipated to reduce our total annual dividend cash requirements (common, Series A Preferred Stock, and Series B Preferred Stock) by an estimated $8.7 million.
Also during 2008, we received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of Series B Preferred Stock as a result of our participation in the TARP voluntary CPP. The Series B Preferred Stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, resulting in quarterly cash demands of approximately $18 million through 2012, and $32 million thereafter (see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2009, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no debt maturities until 2013, when a debt maturity of $50 million is payable.
Considering the factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Credit Ratings
Credit ratings provided by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact our ability to raise funds at a reasonable cost in the capital markets. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Other arrangements that could be impacted by credit rating changes include, but are not limited to, letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions or could otherwise be impacted by credit rating changes.
The most recent credit ratings for the parent company and the Bank are as follows:
Table 33 — Credit Ratings

May 08, 2009
	Senior Unsecured	Subordinated
	Notes	Notes	Short-term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	Baa2	Baa3	P-2	Negative
Standard and Poor’s	BBB	BBB-	A-2	Negative
Fitch Ratings	BBB+	BBB	F2	Negative

The Huntington National Bank
Moody’s Investor Service	Baa1	Baa2	P-2	Negative
Standard and Poor’s	BBB+	BBB	A-2	Negative
Fitch Ratings	BBB+	BBB	F2	Negative
During the 2009 first and early-second quarter, all three rating agencies lowered their credit ratings for both the parent company and the Bank. The credit ratings to senior unsecured notes, subordinated notes, and short-term debt were changed. The above table reflects these changes. The FHLB uses the Bank’s credit rating in its calculation of borrowing capacity. As a result of these credit rating changes, the FHLB reduced our borrowing capacity by $370 million (see “Risk Factors” included in Item 1A of our 2008 Form 10-K).
Also, early in the 2009 second quarter, Standard & Poor’s placed their credit ratings for both the parent company and the Bank, along with the credit ratings of 22 other financial institutions, on CreditWatch with negative implications. The CreditWatch placement is part of an ongoing industry review and follows its recently published criteria on stress testing and U.S. banks. These reviews are targeted to be complete by May 31, 2009. At the conclusion of the review, Standard and Poor’s have noted that it might downgrade ratings for banks under review by one grade or more, or affirm with a negative outlook.

A security rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2009, we had $1.0 billion of standby letters of credit outstanding, of which 48% were collateralized. Included in this $1.0 billion total are letters of credit issued by the Bank that support $0.4 billion of securities that were issued by our customers and remarketed by The Huntington Investment Company (HIC), our broker-dealer subsidiary. If the Bank’s short-term credit ratings were downgraded, the Bank could be required to obtain funding in order to purchase the entire amount of these securities pursuant to its letters of credit. During the first and early second quarter, investors began returning these securities to the Bank due to the dislocation in money market funds and as a result of recent rating agency actions for Huntington and peer banks. Subsequently, the Bank tendered these securities to its trustee, where the securities were held for re-marketing, maturity, or payoff. Pursuant to the letters of credit issued by the Bank, the Bank repurchased $70.4 million of these securities, net of payments and maturities, during the 2009 first quarter and an additional $112.1 million in April of 2009 (see “Risk Factors” included in Item 1A of our Form 10-K for additional information).
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At March 31, 2009, December 31, 2008, and March 31, 2008, we had commitments to sell residential real estate loans of $912.5 million, $759.4 million, and $803.2 million, respectively. These contracts mature in less than one year.
We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.
The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses, and strengthen our overall performance.
Capital
(This section should be read in conjunction with Significant Item 3.)
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $4.8 billion at March 31, 2009. This represented a decrease compared with $7.2 billion at December 31, 2008, primarily reflecting the negative impact of the $2.6 billion goodwill impairment charge.
During 2008, we received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of Series B Preferred Stock, and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital. The resulting discount on the preferred stock will be amortized, resulting in additional dilution to our earnings per share (See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).

In 2008, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock is nonvoting and may be convertible at any time, at the option of the holder, into 83.668 shares of our common stock. During the 2009 first quarter, we entered into agreements with various institutional investors exchanging shares of our common stock for shares of the Series A Preferred Stock held by them. The table below provides details of the aggregate activities and impacts of these exchanges:
Table 34 — Preferred Stock to Common Stock Conversion Impacts

	January 1, 2009 -	April 1, 2009 -
(in whole amounts)	March 31, 2009	April 2, 2009	TOTAL

Preferred shares exchanged	114,109	20,000	134,109

Common shares issued:
At stated convertible option	9,547,272	1,673,360	11,220,632
As conversion inducement	15,044,012	3,026,640	18,070,652

Total common shares issued:	24,591,284	4,700,000	29,291,284

Inducement value	$27,742,251	$4,812,358	$32,554,609

Increase to common equity	$114,109,000	$20,000,000	$134,109,000
Impact to earnings per share	(0.08)	(0.01)	(0.09)
Impact to tangible common equity ratio	0.22%	0.04%	0.26%
Additionally, to accelerate the building of capital, we reduced our quarterly common stock dividend to $0.1325 per common share, effective with the dividend paid July 1, 2008. The quarterly common stock dividend was further reduced to $0.01 per common share, effective with the dividend paid April 1, 2009.
On February 18, 2009, the 2006 Repurchase Program was terminated. Additionally, as a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during the 2009 first quarter.

Table 35 — Capital Adequacy

		“Well-
		Capitalized”	2009	2008
(in millions)		Minimums	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets	Consolidated		$46,313	$46,994	$46,608	$46,602	$46,546
	Bank		45,951	46,477	45,883	46,346	46,333

Tier 1 leverage ratio (1)	Consolidated	5.00%	9.67%	9.82%	7.99%	7.88%	6.83%
	Bank	5.00	5.95	5.99	6.36	6.37	6.24

Tier 1 risk-based capital ratio (1)	Consolidated	6.00	11.16	10.72	8.80	8.82	7.56
	Bank	6.00	6.79	6.44	7.01	7.10	6.89

Total risk-based capital ratio (1)	Consolidated	10.00	14.28	13.91	12.03	12.05	10.87
	Bank	10.00	11.00	10.71	10.25	10.32	10.39

Tangible equity / asset ratio	Consolidated		8.12	7.72	5.99	5.90	4.92

Tangible common equity / asset ratio	Consolidated		4.65	4.04	4.88	4.81	4.92

Tangible equity / risk-weighted assets ratio	Consolidated		8.94	8.39	6.60	6.59	5.58

Tangible common equity / risk-weighted assets ratio	Consolidated		5.13	4.39	5.38	5.37	5.58

(1)	Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
As shown in Table 35, our consolidated TCE ratio was 4.65% at March 31, 2009, an increase from 4.04% at December 31, 2008. The 61 basis point increase from December 31, 2008, primarily reflected the $114.1 million conversion of Series A Preferred Stock to common stock and the shrinking of our balance sheet through the securitizing of automobile loans, and the selling of a portion of our municipal securities portfolio, as well as mortgage loans.
As part of our strategy to increase TCE, we completed a “discretionary equity issuance” program in the 2009 second quarter. This program allowed us to take advantage of market opportunities to issue 38.5 million new shares of common stock worth $120 million. Sales of the common shares were made through ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at the prevailing market prices. In addition to this program, we may consider similar actions to those taken in the 2009 first quarter in the future.
Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. We intend to maintain both the parent company’s and the Bank’s risk-based capital ratios at levels at which each would be considered “well-capitalized” by regulators. At March 31, 2009, the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $2.4 billion and $2.0 billion, respectively. The parent company has the ability to provide additional capital to the Bank.
The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets for the quarter, adjusted to exclude period-end goodwill and intangibles. The impairment recorded during the 2009 first quarter lowered our period-end goodwill by $2.6 billion compared with the prior period. However, as the impairment was recorded at the end of the period, average assets for the 2009 first quarter were not significantly impacted, and therefore, the impact of the goodwill impairment was not fully reflected in average assets for the 2009 first quarter. If the impact of the impairment had been reflected in average assets for the full quarter, the Tier 1 leverage ratio would have been 49 basis points higher. This inconsistency between average and ending asset balances only impacts the 2009 first quarter ratio.

The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency (OCC), which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At March 31, 2009, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.4 billion and $0.5 billion, respectively.
Table 36 — Quarterly Common Stock Summary

	2009	2008
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Common stock price, per share
High (1)	$8.000	$11.650	$13.500	$11.750	$14.870
Low (1)	1.000	5.260	4.370	4.940	9.640
Close	1.660	7.660	7.990	5.770	10.750
Average closing price	2.733	8.276	7.510	8.783	12.268

Dividends, per share
Cash dividends declared per common share	$0.0100	$0.1325	$0.1325	$0.1325	$0.2650

Common shares outstanding
Average — basic	366,919	366,054	366,124	366,206	366,235
Average — diluted (2)	366,919	366,054	367,361	367,234	367,208
Ending	390,682	366,058	366,069	366,197	366,226

Book value per share	$7.80	$14.62	$15.86	$15.88	$16.13
Tangible book value per share	6.08	5.64	6.85	6.83	7.09

Common share repurchases
Number of shares repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(2)	For the three-month periods ended March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculations. They were excluded because the results would have been higher than basic earnings per common share (anti-dilutive) for the periods.

LINES OF BUSINESS DISCUSSION
Overview
This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results of Operations, Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of consolidated financial performance.
We have three distinct lines of business: Regional Banking, AFDS, and the Private Financial Group (PFG). A fourth segment includes our Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
Effective with the 2009 second quarter, our internal reporting structure will be reorganized. Regional Banking, which through March 31, 2009, had been managed geographically, will be managed on a product approach. Regional Banking will be replaced by Commercial Banking, Retail and Business Banking, and Commercial Real Estate. AFDS, PFG, and Treasury/Other will remain essentially unchanged. Segments will be restated for the new organizational structure beginning with the 2009 second quarter.
We believe this new structure will provide more focus and create better business results while also allowing for more strategic management of risks and opportunities.
Funds Transfer Pricing
We use a centralized funds transfer pricing (FTP) methodology to allocate appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-based pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities, centralize the financial impact of interest rate and liquidity risk in the Treasury/Other segment, and monitor, manage, and report interest rate risk from within the Treasury/Other segment.

Fee Sharing
Our lines of business operate in cooperation with each other to provide products and services to our customers. Revenue is recorded in the line of business responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other lines of business involved in selling to or providing service to customers. The most significant revenues for which fee sharing is recorded relate to customer derivatives and brokerage services, which are recorded by PFG and shared with Regional Banking.
Treasury/Other
The Treasury function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities, bank owned life insurance, and the loans and OREO properties acquired in the Franklin restructuring. The financial impact associated with our FTP methodology, as described above, is also included in this segment.
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments such as bank owned life insurance income, and any investment securities and trading assets gains or losses. Noninterest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.
Net Income by Business Segment
We reported a net loss of $2,433.2 million in the 2009 first quarter. This compared with net income of $127.1 million in the 2008 first quarter. The breakdown of the net loss for the 2009 first quarter by business segment is as follows:
•	Regional Banking: $2,550.3 million loss ($2,631.5 million decrease compared with the 2008 first quarter)
•	AFDS: $17.9 million loss ($21.5 million decline compared with the 2008 first quarter)
•	PFG: $12.9 million loss ($28.5 million decrease compared with the 2008 first quarter)
•	Treasury/Other: $147.9 million income ($121.3 million increase compared with the 2008 first quarter)

Regional Banking
(This section should be read in conjunction with Significant Items 1, 4, 5, and 6.)
Objectives, Strategies, and Priorities
Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At March 31, 2009, Retail Banking (including Home Lending) accounted for 52% and 84% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
We have a business model that emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making. Our strategy focuses on building a deeper relationship with our customers by providing a “Simply the Best” service experience. This focus on service requires continued investments in state-of-the-art platform technology in our branches, award-winning retail and business internet sites for our customers, extensive development of associates, and internal processes that empower our local bankers to serve our customers better. We believe the combination of local decision-making and “Simply the Best” service provides a competitive advantage that supports revenue and earnings growth.
2009 First Quarter versus 2008 First Quarter
Table 37 — Key Performance Indicators for Regional Banking

	Three Months Ended
	March 31,		Change March ’09 vs ’08
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$359,148	$343,238	$15,910	4.6%
Provision for credit losses	236,920	69,736	167,184	N.M.
Noninterest income	153,258	103,901	49,357	47.5
Noninterest expense excluding goodwill impairment	239,347	252,448	(13,101)	(5.2)
Goodwill impairment	2,573,818	—	2,573,818	—
Provision for income taxes	12,649	43,734	(31,085)	(71.1)

Net income (loss)	$(2,550,328)	$81,221	$(2,631,549)	N.M. %

Total average assets (in millions)	$33,751	$33,331	$420	1.3%
Total average loans/leases (in millions)	31,803	30,932	871	2.8
Total average deposits (in millions)	33,017	32,712	305	0.9
Net interest margin	4.51%	4.40%	0.11%	2.5
Net charge-offs (NCOs)	$188,790	$34,821	$153,969	N.M.
NCOs as a % of average loans and leases	2.37%	0.45%	1.9%	N.M.
Return on average equity	N.M.	14.5	N.M.	N.M.

Retail banking # DDA households (eop)	901,374	895,340	6,034	0.7
Retail banking # new relationships 90-day cross-sell (average)	2.73	2.94	(0.21)	(7.1)
Small business # business DDA relationships (eop)	108,963	104,493	4,470	4.3
Small business # new relationships 90-day cross-sell (average)	2.24	2.25	(0.01)	(0.4)
Mortgage banking closed loan volume (in millions)	$1,546	$1,242	$304	24.5%
N.M., not a meaningful value.
eop — End of Period.

Regional Banking reported a net loss of $2,550.3 million in the 2009 first quarter, compared with net income of $81.2 million in the 2008 first quarter. The decline was primarily due to the current quarter’s $2,573.8 million goodwill impairment charge (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information). After adjusting for the goodwill impairment charge, Regional Banking’s net income declined $57.7 million.
The most notable factors contributing to this $57.7 million decline in net income was a $167.2 million increase to the provision for credit losses reflecting a $154.0 million increase in NCOs as well as reserve building necessary due to the continued economic weaknesses in our markets. The overall economic slowdown impacted our commercial loan portfolio as reflected in the increases in commercial NCOs and NALs. The increase in NCOs was almost entirely within our commercial loan portfolio. The current quarter commercial NCOs included a $15 million loss associated with a CRE retail project located in our Cleveland region, however, the majority of the remaining commercial charge-offs were associated with smaller projects. NALs increased $0.8 billion, and as with NCOs, were almost entirely driven by commercial NALs. Our consumer loan portfolio performed well relative to NCOs, and to a lesser degree, NALs. However, the impact of the higher unemployment rate is particularly evident in higher residential mortgage delinquencies.
The negative impact of the $167.2 million increase to the provision for credit losses was partially offset by: (a) $15.9 million increase in net interest income, (b) $42.1 million increase in mortgage banking income, and (c) $22.0 million decrease in personnel expense. These items are discussed in greater detail below.
Net interest income increased $15.9 million, or 5%, reflecting a $0.9 billion, or 3%, increase in total average earning assets and an 11 basis point improvement in the net interest margin. The improvement in the net interest margin was driven by a $27.0 million, or 26%, increase in consumer deposit net interest income to $129.6 million. This increase reflected the reduction in market interest rates over the last 12 months as well as a $1.7 billion increase in average consumer deposit balances. The increase was partially offset by an $8.0 million, or 13%, decrease in commercial deposit net interest income, primarily reflecting $1.4 billion lower average commercial deposit balances. Loan net interest income decreased $19.0 million; primarily reflecting significant declines in both the LIBOR and prime interest rates, although average balances increased $0.9 billion. The remaining increase in net interest margin was the result of various strategic balance sheet changes that increased the average balances of nonearning assets and equity, lowering our funding cost/credit of these nonearning/noninterest bearing balance sheet items.
The $0.9 billion growth in total average loans and leases was driven primarily by a $1.4 billion increase in average commercial loans. This increase is primarily due to higher utilization of existing lines and new originations to existing borrowers. Offsetting the increase in average commercial loans was a $0.5 billion decline in average consumer loans. This decline primarily reflected a $714 million, or 15%, decrease in average residential mortgages, resulting from the impact of loan sales. During the current quarter, mortgage originations increased 24% compared with the year-ago quarter. Although we expect mortgage origination volumes to remain elevated, customer demand in the current environment is for fixed-rate loans that are sold into the secondary market thus mitigating balance sheet growth. Offsetting the decline in average residential mortgages was a $252 million, or 4%, increase in average home equity balances, reflecting the lower rate environment. Home equity originations are also expected to remain relatively flat through the remainder of 2009 as compared with current quarter levels.
Average deposits increased $0.3 billion, or 1%, compared with the 2008 first quarter. Average consumer deposits increased $1.7 billion, or 8%, primarily reflecting our increased marketing efforts throughout 2008 for consumer time deposit accounts. This increase was offset by a $1.4 billion, or 12%, decline in average commercial deposits. This decline was a result of our strategic decision to reduce exposure to collateralized public funds deposits, the weakening economic conditions, and a significant decline in the federal funds rate. We have refocused our priorities for 2009, and our objective is to grow our checking and money market account balances. Deposit pricing is expected to remain competitive in our markets, but we expect to achieve this growth through improved sales and service execution. Our increase in deposits was driven by a 6,034 increase in our number of DDA households, with the largest increases occurring in our Southern Ohio/Kentucky, Greater Cleveland, East Michigan, and Greater Akron/Canton regions. DDA households for our Central Indiana region decreased 3%, reflecting consumer account attrition. However, DDA households in this region increased 271 compared with the prior quarter.

Noninterest income increased $49.4 million, or 48%, primarily reflecting a $42.1 million increase in mortgage banking income. The increase to mortgage banking income primarily reflected a $21.2 million improvement in the net hedging impact of MSRs as well as a $20.6 million increase in origination and secondary marketing fees. Additionally, electronic banking income increased $1.7 million, or 8%, primarily driven by check card income. These increases were partially offset by a $3.0 million decline in service charges on deposit accounts from the year-ago quarter, primarily reflecting lower consumer nonsufficient funds and overdraft fees, partially offset by higher commercial service charges. During the current economic environment, customers have improved the management of their deposit balances thus resulting in fewer overdraft instances. As a result, we anticipate continued contraction in consumer nonsufficient funds and overdraft fees.
Noninterest expense increased $2.6 billion, reflecting the goodwill impairment. Excluding the goodwill impairment charge, noninterest expense decreased $13.1 million primarily reflecting a $22.0 million decrease in personnel expense resulting from a 12% reduction in full-time equivalent employees; as well as a reduction in, or elimination of, incentive plan payouts. Also, several other expense categories, such as travel expense and marketing expense, declined as a result of several expense reduction initiatives implemented since the 2008 first quarter. These decreases were partially offset by a $12.2 million increase in FDIC insurance expense (see “Noninterest Expense” discussion within the “Results of Operations” section), and a $2.9 million increase in credit quality related expenses such as legal and collection costs. We expect that collection costs will remain at higher levels throughout 2009.

Auto Finance and Dealer Services (AFDS)
(This section should be read in conjunction with Significant Item 5 and the “Automotive Industry” discussion located within the “Commercial Credit” section.)
Objectives, Strategies, and Priorities
Our AFDS line of business provides a variety of banking products and services to more than 2,200 automotive dealerships within our primary banking markets. During the first quarter of 2009, AFDS discontinued lending activities in Arizona, Florida, Tennessee, Texas, and Virginia. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.
2009 First Quarter versus 2008 First Quarter
Table 36 — Key Performance Indicators for Auto Finance and Dealer Services

	Three Months Ended
	March 31,		Change March ’09 vs ’08
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$38,103	$36,171	$1,932	5.3%
Provision for credit losses	45,994	17,080	28,914	N.M.
Noninterest income	9,914	12,796	(2,882)	(22.5)
Noninterest expense	29,594	26,324	3,270	12.4
(Benefit) Provision for income taxes	(9,650)	1,947	(11,597)	N.M.

Net (loss) income	$(17,921)	$3,616	$(21,537)	N.M. %

Total average assets (in millions)	$6,245	$6,001	$244	4.1%
Total average loans/leases (in millions)	5,823	5,716	107	1.9

Net interest margin	2.57%	2.49%	0.08%	3.2
Net charge-offs (NCOs)	$19,100	$11,674	$7,426	63.6
NCOs as a % of average loans and leases	1.31%	0.82%	0.49%	59.8
Return on average equity	(26.8)	7.5	(34.3)	N.M.

Automobile loans production (in millions)	$399	$679	$(280)	(41.2)
N.M., not a meaningful value.
AFDS reported a net loss of $17.9 million in the 2009 first quarter, compared with net income of $3.6 million in the 2008 first quarter. This $21.5 million decline primarily reflected a $28.9 million increase to the provision for credit losses reflecting elevated charge-offs during the current quarter as well as reserve building necessary due to the continued economic and automobile industry related weaknesses. At March 31, 2009, the allowance as a percentage of total loans and leases increased to 1.39% compared with 0.72% at March 31, 2008, while total charge-offs as a percentage of loans increased to 1.31% for the 2009 first quarter compared with 0.82% for the 2008 first quarter.

Net interest income increased $1.9 million, or 5%, to $38.1 million reflecting a $0.1 billion increase in average loans and leases as well as an 8 basis point increase in the net interest margin. The improvement in the net interest margin primarily reflected lower funding costs. Increases in average automobile loan balances of $0.5 billion and average commercial loans of $0.2 billion were partially offset by a $0.6 billion decline in average automobile leases as that portfolio continues to run-off. The growth in average automobile loan balances reflected relatively strong levels of originations during the first half of 2008. Originations have since declined from those levels in the first half of 2008, partially due to declining new and used vehicle sales. Originations totaled $399 million for the 2009 first quarter ($270 million from our primary banking markets) as compared with $679 million for the year ago quarter ($447 million from our primary banking markets). Late in the current quarter, $1.0 billion of loans were securitized and sold, causing the ending balance of automobile loans to decline to $2.9 billion from $3.9 billion at December 31, 2008. The increase in commercial balances reflects our consistent commitment to provide commercial lending to our retail dealer customers as well as from new business development opportunities that have resulted from the tightened credit markets.
Noninterest income (excluding operating lease income of $13.2 million in the current quarter, and $5.8 million in the year-ago quarter) declined $10.3 million including a $5.9 million nonrecurring loss from the previously mentioned $1.0 billion sale of loans in the 2009 first quarter. In addition, fee income associated with customers exercising their purchase options on leased vehicles, and from the sale of Huntington Plus loans as this program was discontinued in the 2008 fourth quarter, both declined. Also, servicing income declined as our serviced-loan portfolio continued to run-off.
Noninterest expense (excluding operating lease expense of $10.9 million in the current quarter, and $4.5 million in the year-ago quarter) decreased $3.2 million primarily reflecting a $1.3 million decline in personnel costs and a $1.9 million decline in other expense. These declines primarily reflected various expense reduction initiatives that began in the second half of 2008 and continued into 2009. A great extent of these reduction initiatives involved discontinuing lending activities outside of Huntington’s primary banking markets. Also, lease residual value insurance and other related costs were $0.9 million lower primarily as a result of the termination of residual value insurance policies.
Net automobile operating lease income increased $1.0 million and consisted of a $7.4 million increase in noninterest income, offset by a $6.4 million increase in noninterest expense. These increases primarily reflected the increase in average operating lease balances from $99 million in 2008 to $237 million in 2009, which resulted from all automobile lease originations since the 2007 fourth quarter being recorded as operating leases. However, the automobile operating lease portfolio and related income will decline in the future as lease origination activities were discontinued during the 2008 fourth quarter.

Private Financial Group (PFG)
(This section should be read in conjunction with Significant Items 1, 5, and the “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)
Objectives, Strategies, and Priorities
PFG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. PFG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and interest rate risk management products. To serve high net worth customers, we use a unique distribution model that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFG provides investment management and custodial services to the Huntington Funds, which consists of 31 proprietary mutual funds, including 11 variable annuity funds. Huntington Funds assets represented 29% of the approximately $12.2 billion total assets under management at March 31, 2009. The HIC offers brokerage and investment advisory services to both Regional Banking and PFG customers through a combination of licensed investment sales representatives and licensed personal bankers. PFG’s Insurance group provides a complete array of insurance products including individual life insurance products ranging from basic term-life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products.
PFG’s primary goals are to consistently increase assets under management by offering innovative products and services that are responsive to our clients’ changing financial needs, and to grow deposits through increased focus and improved cross-selling efforts. To grow managed assets, the HIC sales team has been utilized as the distribution source for trust and investment management.
2009 First Quarter versus 2008 First Quarter
Table 39 — Key Performance Indicators for Private Financial Group

	Three Months Ended
	March 31,		Change March ’09 vs ’08
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$27,891	$24,876	$3,015	12.1%
Provision for credit losses	10,585	1,834	8,751	N.M.
Noninterest income	61,701	64,933	(3,232)	(5.0)
Noninterest expense excluding goodwill impairment	58,492	64,002	(5,510)	(8.6)
Goodwill impairment	28,895	—	28,895	—
Provision for income taxes	4,494	8,391	(3,897)	(46.4)

Net (loss) income	$(12,874)	$15,582	$(28,456)	N.M. %

Total average assets (in millions)	$3,365	$3,083	$282	9.1%
Total average loans/leases (in millions)	2,612	2,553	59	2.3
Net interest margin	4.19%	3.81%	0.38%	10.0
Net charge-offs (NCOs)	$5,263	$1,954	$3,309	N.M.
NCOs as a % of average loans and leases	0.81%	0.31%	0.50%	N.M.
Return on average equity	18.1	26.3	(8.2)	(31.2)

Noninterest income shared with other lines-of-business (in millions)	12.1	15.0	(2.9)	(19.3)
Total assets under management (in billions)	12.2	15.4	(3.2)	(20.8)
Total trust assets (in billions)	$43.1	$55.1	$(12.0)	(21.8)%
N.M., not a meaningful value.

PFG reported a net loss of $12.9 million in the 2009 first quarter, compared with net income of $15.6 million in the 2008 first quarter. The decline was primarily due to the current quarter’s $28.9 million goodwill impairment charge (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information). After adjusting for the goodwill impairment charge, PFG’s net income declined $2.2 million.
Net interest income increased $3.0 million, or 12%, primarily as a result of a 38 basis point increase in the net interest margin. The improvement in the net interest margin primarily reflected a 23% increase in average deposits relative to the much smaller loan growth of 2%. A substantial portion of the deposit growth resulted from the introduction of the Huntington Conservative Deposit Account (HCDA), a Bank money-market-account product designed as an alternative deposit option for lower yielding money market mutual funds. As of March 31, 2009, balances in the HCDA exceeded $500 million. Also contributing to the margin improvement, although to a lesser degree, was an increase in higher yielding loans in the capital markets portfolio.
Provision for credit losses increased $8.8 million reflecting a 50 basis point increase in NCOs as well as reserve building necessary due to the asset quality deterioration of the commercial loan portfolio.
Noninterest income decreased $3.2 million, or 5%, reflecting: (a) $9.2 million decline in trust services revenue resulting from a $3.2 billion decline in total assets under management due to the impact of lower market values as well as reduced proprietary mutual fund fees due to the impact of reduced money market yields, and (b) $4.2 million decline in customer derivatives income primarily reflecting less demand for commercial real estate loan hedging transactions. These decreases were partially offset by: (a) $8.1 million reduction in equity investment portfolio losses, and (b) $2.0 million increase in brokerage and insurance income resulting from increased annuity sales and fixed income trading commissions, combined with increased title insurance revenue due to increased mortgage refinancing activity.
Noninterest expense increased $23.4 million, or 37%, primarily reflecting the goodwill impairment charge of $28.9 million, partially offset by reduced personnel expense as a result of several expense reduction initiatives implemented since the 2008 first quarter.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2009	2008
(in thousands, except number of shares)	March 31,	December 31,	March 31,

Assets
Cash and due from banks	$2,272,831	$806,693	$1,242,422
Federal funds sold and securities purchased under resale agreements	—	37,975	1,038,820
Interest bearing deposits in banks	382,755	292,561	253,221
Trading account securities	83,554	88,677	1,246,877
Loans held for sale	481,447	390,438	632,266
Investment securities	4,908,332	4,384,457	4,313,006
Loans and leases	39,548,364	41,092,165	41,014,219
Allowance for loan and lease losses	(838,549)	(900,227)	(627,615)

Net loans and leases	38,709,815	40,191,938	40,386,604

Bank owned life insurance	1,376,996	1,364,466	1,327,031
Premises and equipment	517,130	519,500	544,718
Goodwill	452,110	3,054,985	3,047,407
Other intangible assets	339,572	356,703	409,055
Accrued income and other assets	2,177,583	2,864,466	1,610,542

Total Assets	$51,702,125	$54,352,859	$56,051,969

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$39,070,273	$37,943,286	$38,116,341
Short-term borrowings	1,055,247	1,309,157	3,336,738
Federal Home Loan Bank advances	957,953	2,588,976	3,684,193
Other long-term debt	2,734,446	2,331,632	1,907,881
Subordinated notes	1,905,383	1,950,097	1,930,183
Accrued expenses and other liabilities	1,164,087	1,000,805	1,168,034

Total Liabilities	46,887,389	47,123,953	50,143,370

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares —
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000; 1,398,071 shares issued and outstanding	1,312,875	1,308,667	—

8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value and liquidiation value per share of $1,000; issued 569,000 shares; outstanding 454,891 and 569,000 shares, respectively	454,891	569,000	—
Common stock —
Par value of $0.01 and authorized 1,000,000,000 shares; issued 391,595,609, 366,972,250, and 367,007,244 shares, respectively; outstanding 390,681,633, 366,057,669, and 366,226,146 shares, respectively	3,916	3,670	3,670
Capital surplus	5,465,457	5,322,428	5,241,033
Less 913,976, 914,581 and 781,098 treasury shares at cost, respectively	(14,222)	(15,530)	(14,834)
Accumulated other comprehensive income (loss):
Unrealized losses on investment securities	(161,072)	(207,756)	(79,396)
Unrealized gains on cash flow hedging derivatives	43,580	44,638	4,307
Pension and other postretirement benefit adjustments	(162,097)	(163,575)	(47,128)
Retained (deficit) earnings	(2,128,592)	367,364	800,947

Total Shareholders’ Equity	4,814,736	7,228,906	5,908,599

Total Liabilities and Shareholders’ Equity	$51,702,125	$54,352,859	$56,051,969

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008

Interest and fee income
Loans and leases
Taxable	$497,588	$658,470
Tax-exempt	1,098	1,736
Investment securities
Taxable	55,461	53,895
Tax-exempt	4,755	7,354
Other	11,055	31,956

Total interest income	569,957	753,411

Interest expense
Deposits	187,569	274,883
Short-term borrowings	681	19,156
Federal Home Loan Bank advances	6,234	33,720
Subordinated notes and other long-term debt	37,968	48,828

Total interest expense	232,452	376,587

Net interest income	337,505	376,824
Provision for credit losses	291,837	88,650

Net interest income after provision for credit losses	45,668	288,174

Service charges on deposit accounts	69,878	72,668
Brokerage and insurance income	39,948	36,560
Trust services	24,810	34,128
Electronic banking	22,482	20,741
Bank owned life insurance income	12,912	13,750
Automobile operating lease income	13,228	5,832
Mortgage banking income (loss)	35,418	(7,063)
Securities gains	2,067	1,429
Other income	18,359	57,707

Total noninterest income	239,102	235,752

Personnel costs	175,932	201,943
Outside data processing and other services	32,432	34,361
Net occupancy	29,188	33,243
Equipment	20,410	23,794
Amortization of intangibles	17,135	18,917
Professional services	18,253	9,090
Marketing	8,225	8,919
Automobile operating lease expense	10,931	4,506
Telecommunications	5,890	6,245
Printing and supplies	3,572	5,622
Goodwill impairment	2,602,713	—
Other expense	45,088	23,841

Total noninterest expense	2,969,769	370,481

(Loss) income before income taxes	(2,684,999)	153,445
(Benefit) provision for income taxes	(251,792)	26,377

Net (loss) income	$(2,433,207)	$127,068

Dividends declared on preferred shares	58,793	—

Net (loss) income applicable to common shares	$(2,492,000)	$127,068

Average common shares — basic	366,919	366,235
Average common shares — diluted	366,919	367,208

Per common share
Net income — basic	$(6.79)	$0.35
Net income — diluted	(6.79)	0.35
Cash dividends declared	0.010	0.265
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Three Months Ended March 31, 2008:
Balance, beginning of period	—	$—	—	—	367,001	$3,670	$5,237,783	(739)	$(14,391)	$(49,611)	$771,689	$5,949,140
Cumulative effect of change in accounting principle for fair value of assets and libilities, net of tax of ($803)											1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324										(3,834)	(4,195)	(8,029)
Cumulative effect of change in accounting principle for noncontrolling interests											1,950	1,950

Balance, beginning of period — as adjusted	—	—	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(53,445)	770,935	5,944,552
Comprehensive Income:
Net income											127,068	127,068
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of $37,930										(69,385)		(69,385)
Unrealized losses on cash flow hedging derivatives, net of tax of $132										(246)		(246)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($281)										522		522
Prior service costs, net of tax of ($84)										157		157
Transition obligation, net of tax of ($97)										180		180

Total comprehensive income												58,296

Cash dividends declared ($0.265 per share)											(97,062)	(97,062)
Recognition of the fair value of share-based compensation							3,654					3,654
Other share-based compensation activity					6	—	(219)				(64)	(283)
Other							(185)	(42)	(443)		70	(558)

Balance, end of period	—	$—			367,007	$3,670	$5,241,033	(781)	$(14,834)	$(122,217)	$800,947	$5,908,599

Three Months Ended March 31, 2009:
Balance, beginning of period	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$365,599	$7,227,141
Cumulative effect of change in accounting principle for noncontrolling interests											1,765	1,765

Balance, beginning of period — as adjusted	1,398	1,308,667	569	569,000	366,972	3,670	5,322,428	(915)	(15,530)	(326,693)	367,364	7,228,906

Comprehensive Income:
Net loss											(2,433,207)	(2,433,207)
Unrealized net gains on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($25,506)										46,684		46,684
Unrealized losses on cash flow hedging derivatives, net of tax of $581										(1,079)		(1,079)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($610)										1,134		1,134
Prior service costs, net of tax of ($88)										164		164
Transition obligation, net of tax of ($97)										180		180

Total comprehensive loss												(2,386,124)

Conversion of Preferred Series A stock			(114)	(114,109)	24,591	246	141,605				(27,742)	—
Amortization of discount		3,908									(3,908)	—
Cash dividends declared:												—
Common ($0.01 per share)											(3,593)	(3,593)
Preferred Series B ($12.50 per share)											(17,476)	(17,476)
Preferred Series A ($21.25 per share)											(9,667)	(9,667)
Recognition of the fair value of share-based compensation							2,823					2,823
Other share-based compensation activity					33	—	(255)				(58)	(313)
Other		300					(1,144)	1	1,308	21	(305)	180

Balance, end of period	1,398	$1,312,875	455	454,891	391,596	$3,916	$5,465,457	(914)	$(14,222)	$(279,589)	$(2,128,592)	$4,814,736

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the three months ended March 31, 2009 and 2008, the reclassification adjustments were $1,344, net of tax of ($723), and $929, net of tax of ($500), respectively.
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Operating activities
Net (loss) income	$(2,433,207)	$127,068
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activites:
Impairment of goodwill	2,602,713	—
Provision for credit losses	291,837	88,650
Depreciation and amortization	53,756	59,125
Change in current and deferred income taxes	(141,170)	135,936
Net proceeds from (purchases of) trading account securities	856,215	(214,132)
Originations of loans held for sale	(1,529,276)	(1,026,797)
Principal payments on and proceeds from loans held for sale	1,408,133	865,360
Other, net	(49,429)	(40,670)

Net cash provided by (used for) operating activities	1,059,572	(5,460)

Investing activities
Decrease (increase) in interest bearing deposits in banks	9,420	(51,512)
Proceeds from:
Maturities and calls of investment securities	130,943	108,541
Sales of investment securities	634,463	133,269
Purchases of investment securities	(743,264)	(162,087)
Net proceeds from sales of loans	949,398	—
Net loan and lease activity, excluding sales	(106,706)	(1,006,819)
Purchases of operating lease assets	(102)	(72,396)
Proceeds from sale of operating lease assets	1,637	10,639
Purchases of premises and equipment	(14,946)	(13,629)
Proceeds from sales of other real estate	5,959	13,315
Other, net	371	5,393

Net cash provided by (used for) investing activities	867,173	(1,035,286)

Financing activities
Increase in deposits	1,127,617	367,188
(Decrease) increase in short-term borrowings	(297,472)	536,335
Maturity/redemption of subordinated notes	(26,050)	(50,000)
Proceeds from Federal Home Loan Bank advances	201,083	602,771
Maturity/redemption of Federal Home Loan Bank advances	(1,832,219)	(2,261)
Proceeds from issuance of long-term debt	598,200	—
Maturity of long-term debt	(199,410)	(44,211)
Dividends paid on preferred stock	(29,761)	—
Dividends paid on common stock	(40,257)	(96,797)
Other, net	(313)	(283)

Net cash (used for) provided by financing activities	(498,582)	1,312,742

Increase in cash and cash equivalents	1,428,163	271,996
Cash and cash equivalents at beginning of period	844,668	2,009,246

Cash and cash equivalents at end of period	$2,272,831	$2,281,242

Supplemental disclosures:
Income taxes refunded	$110,622	$109,559
Interest paid	256,654	375,258
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	3,011	77,027
Preferred stock dividends accrued, paid in subsequent quarter	18,600	—
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2008 Annual Report on Form 10-K (2008 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
Certain amounts in the prior-year’s financial statements have been reclassified to conform to the current period presentation.
For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 — New Accounting Pronouncements
FASB Statement No. 141 (Revised 2008), Business Combinations (Statement No. 141R) — Statement No. 141R was issued in December 2007. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R required prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The Franklin restructuring transaction described in Note 3 was accounted for under this standard.
FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Statement No. 160) — Statement No. 160 was issued in December 2007. The Statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this new Statement did not have a material impact on Huntington’s condensed consolidated financial statements.
FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts —an interpretation of FASB Statement No. 60 (Statement No. 163) — Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement requires expanded disclosures about financial guarantee insurance contracts. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this Statement did not have a material impact on the Huntington’s condensed consolidated financial statements.
FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 was issued in April 2009. The FSP reaffirms the exit price fair value measurement guidance in Statement No. 157 and also provides additional guidance for estimating fair value in accordance with Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the FSP could have on the Company’s results of operations.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 were issued in April 2009. This FSP amends the other-than-temporary impairment (OTTI) guidance in US GAAP for debt securities and includes additional presentation and disclosure requirements for both debt and equity securities. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 would require an adjustment to retained earnings and other comprehensive income (OCI) in the period of adoption to reclassify non-credit related impairment to OCI for securities that the Company does not intend to sell (and will not more likely than not be required to sell). Management is currently evaluating the impact that the FSP could have on the Company’s results of operations.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 were issued in April 2009. The FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.
FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 was issued in December 2008. This FSP requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans. This FSP is effective for fiscal years ending after December 15, 2009.
Note 3 — Loans and Leases
Franklin Credit Management relationship
Franklin Credit Management Corporation (Franklin) is a specialty consumer finance company primarily engaged in servicing residential mortgage loans. Prior to March 31, 2009, Franklin owned a portfolio of loans secured by first and second liens on 1-4 family residential properties. At December 31, 2008, Huntington’s total loans outstanding to Franklin were $650.2 million, all of which were placed on nonaccrual status. Additionally, the specific ALLL for the Franklin portfolio was $130.0 million, resulting in a net exposure to Franklin at December 31, 2008 of $520.2 million.
On March 31, 2009, Huntington entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) exchanged a non controlling amount of certain equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub), a wholly owned subsidiary of Franklin. This was accomplished by merging Merger Sub into a wholly-owned subsidiary of REIT. Merger Sub’s sole assets were two trust participation certificates evidencing 84% ownership rights in a trust (New Trust) which holds all the underlying consumer loans and OREO that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for the Franklin commercial loans.
New Trust is a variable interest entity under FASB Interpretation No 46R, Consolidation of Variable Interest Entities (revised December 2003)- an interpretation of ARB No. 51 (FIN 46R), and, as a result of Huntington’s 84% participation certificates, New Trust was consolidated into Huntington’s financial results. As required by FIN 46R, the consolidation is treated as a business combination under Statement No. 141R with the fair value of the equity interests issued to Franklin representing the acquisition price. The assets of New Trust, which include first and second lien mortgage loans and OREO properties, were recorded at their fair values of $494 million and $80 million, respectively. AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments.
Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses and an increase to the allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable discount (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The portfolio of first and second lien Franklin mortgage loans have been accounted for under SOP 03-3 in the 2009 first quarter. No allowance for credit losses related to these loans was recorded at the acquisition date. A $39.8 million difference between the fair value of the loans and the expected cash flows was recognized as an accretable discount that will be recognized over the contractual term of the loans. A $1.1 billion difference between the unpaid principal balance of the loans and the expected cash flows was recognized as a nonaccretable discount. Any future increases to expected cash flows will be recognized as a yield adjustment over the remaining term of the respective loan. Any future decreases to expected cash flows will be recognized through an additional allowance for credit losses.
The fair values of the acquired mortgage loans and OREO assets were based upon a market participant model and calculated in accordance with FASB Statement No. 157, Fair Value Measurements (Statement No. 157). Under this market participant model, expected cash flows for 1st lien mortgages were calculated based upon the net expected foreclosure proceeds of the collateral underlying each mortgage loan. Updated appraisals or other indicators of value provided the basis for estimating cash flows. Sales proceeds from the underlying collateral were estimated to be received over a one to three year period, depending on the delinquency status of the loan. Expected proceeds were reduced assuming housing price depreciation of 18%, 12%, and 0% over each year of the next three years of expected collections, respectively. Interest cash flows were estimated to be received for a limited time on each portfolio. The resulting cash flows were discounted at an 18% rate of return. Limited value was assigned to all second lien mortgages because, after considering the house price depreciation rates above, little if any proceeds would be realized.
The consolidation of New Trust resulted in the recording of a $95.8 million liability, representing the 16% of New Trust certificates not acquired by Huntington. These certificates were retained by Franklin.
In accordance with Statement No. 141R, Huntington has recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 84% interest in the New Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under Statement No. 141R, and was recorded as tax benefit in the current period.
Subsequent to the transaction, $127 million of the acquired current mortgage loans accrue interest while $366 million were on nonaccrual. Management has concluded that it cannot reliably estimate the timing of collection of cash flows for delinquent first and second lien mortgages, because the majority of the expected cash flows for the delinquent portfolio will result from the foreclosure and subsequent disposition of the underlying collateral supporting the loans.
Single Family Home Builders
At March 31, 2009 and December 31, 2008, Huntington had $1.2 billion and $1.6 billion of loans to single family homebuilders, including loans made to both middle market and small business homebuilders. The decline is primarily the result of a first quarter reclassification of loans from commercial real estate to commercial and industrial. Such loans represented 3% and 4% of total loans and leases at March 31, 2009 and December 31, 2008, respectively. Of this portfolio at March 31, 2009, 68% were to finance projects currently under construction, 16% to finance land under development, and 16% to finance land held for development.
The housing market across Huntington’s geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within Huntington’s geographic regions was to finance projects outside of our geographic regions. The Company anticipates the residential developer market will continue to be depressed, and anticipates continued pressure on the single family home builder segment throughout 2009. Huntington has taken the following steps to mitigate the risk arising from this exposure: (a) all loans greater than $50 thousand within this portfolio have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.

Retail properties
Huntington’s portfolio of commercial real estate loans secured by retail properties totaled $2.4 billion and $2.3 billion, or approximately 6% of total loans and leases, at March 31, 2009 and December 31, 2008, respectively. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense when the loan is fully funded.
The weakness of the economic environment in the Company’s geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect our borrowers’ ability to repay these loans. Huntington is currently performing a detailed review of all loans in this portfolio segment. Collateral characteristics of individual loans including project type (strip center, big box store, etc.), geographic location by zip code, lease-up status, and tenant information (anchor and other) are being analyzed. Portfolio management models are being refined to provide information related to credit, concentration and other risks, which will allow for improved forward-looking identification and proactive management of risk in this portfolio segment.
Home Equity and Residential Mortgage Loans
There is a potential for loan products to contain contractual terms that give rise to a concentration of credit risk that may increase a lending institution’s exposure to risk of nonpayment or realization. Examples of these contractual terms include loans that permit negative amortization, a loan-to-value of greater than 100%, and option adjustable-rate mortgages.
Huntington does not offer mortgage loan products that contain these terms. Home equity loans totaled $7.7 billion and $7.6 billion at March 31, 2009 and December 31, 2008, respectively, or 19%, and 18% of total loans at the end of each respective period.
As part of the Company’s loss mitigation process, Huntington increased its efforts in 2008 and 2009 to re-underwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.

Note 4 — Investment Securities
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at March 31, 2009, December 31, 2008, and March 31, 2008:

	March 31, 2009		December 31, 2008		March 31, 2008
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$50,779	$50,815	$11,141	$11,157	$200	$203
1-5 years	—	—	—	—	250	255
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	50,779	50,815	11,141	11,157	450	458

Federal agencies
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	1	1	1	1	1	1
Over 10 years	1,711,937	1,742,398	1,625,655	1,627,580	1,485,348	1,497,661

Total mortgage-backed Federal agencies	1,711,938	1,742,399	1,625,656	1,627,581	1,485,349	1,497,662

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	—	—	—	—	—	—
1-5 years	186,321	186,534	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	186,321	186,534	—	—	—	—

Other agencies
Under 1 year	1,456	1,505	—	—	100,839	100,797
1-5 years	1,079,455	1,094,020	579,546	595,912	66,477	67,042
6-10 years	7,260	7,522	7,954	8,328	10,017	10,278
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	1,088,171	1,103,047	587,500	604,240	177,333	178,117

Total Federal agencies	3,037,209	3,082,795	2,224,297	2,242,978	1,663,132	1,676,237

Municipal securities
Under 1 year	—	—	—	—	61	61
1-5 years	1,165	1,196	51,890	54,184	18,957	19,581
6-10 years	50,938	54,177	216,433	222,086	202,679	205,501
Over 10 years	67,631	69,598	441,825	434,076	492,953	490,613

Total municipal securities	119,734	124,971	710,148	710,346	714,650	715,756

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	649,620	511,949	674,506	523,515	760,510	729,368

Total private label CMO	649,620	511,949	674,506	523,515	760,510	729,368

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	78,676	78,366	—	—	—	—
6-10 years	132,190	131,670	—	—	—	—
Over 10 years	646,898	486,227	652,881	464,027	856,877	750,695

Total asset backed securities	857,764	696,263	652,881	464,027	856,877	750,695

Other
Under 1 year	1,349	1,351	549	552	1,701	1,701
1-5 years	53,049	53,077	6,546	6,563	11,848	11,896
6-10 years	1,106	1,127	798	811	598	599
Over 10 years	64	136	64	136	64	113
Non-marketable equity securities	427,772	427,772	427,973	427,973	417,601	417,601
Marketable equity securities	9,840	8,891	8,061	7,556	8,829	9,040

Total other	493,180	492,354	443,991	443,591	440,641	440,950

Total investment securities	$5,157,507	$4,908,332	$4,705,823	$4,384,457	$4,435,810	$4,313,006

Other securities include $240.6 million of stock issued by the Federal Home Loan Bank of Cincinnati, $45.7 million of stock issued by the Federal Home Loan Bank of Indianapolis, and $141.5 million of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Huntington does not have any material equity positions in Fannie Mae and Freddie Mac.
The following table is a summary of securities gains and losses for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Gross gains on sales of securities	$12,794	$4,533
Gross (losses) on sales of securities	(6,805)	—
Other-than-temporary impairment recorded	(3,922)	(3,104)

Total securities gain (loss)	$2,067	$1,429

During the first quarter of 2009, Huntington sold $589.2 million of municipal securities for $595.1 million.
As of March 31, 2009, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses are primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has reviewed its asset-backed portfolio with independent third parties and does not believe there is any other-than-temporary impairment from these securities other than what has already been recorded. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at March 31, 2009.
Note 5 — Loan Sales and Securitizations
Residential Mortgage Loans
For the three months ended March 31, 2009 and 2008, Huntington sold $1.5 billion and $629.8 million of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $28.5 million and $3.7 million, respectively, recorded in mortgage banking income.
A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.
At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used to estimate the fair value of the total MSR portfolio. Subsequent to initial capitalization, MSR assets are recorded using either the fair value method or amortization method, depending on whether or not the Company will engage in actively hedging the asset. During the 2009 first quarter, all new and existing MSRs were recorded using the fair value method. MSRs are included in accrued income and other assets in the Company’s condensed consolidated statement of financial position. Any increase or decrease in the fair value of MSRs carried under the fair value method during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.
The following table is a summary of the changes in MSR fair value during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Fair value, beginning of period	$167,438	$207,894
New servicing assets created	23,074	8,919
Change in fair value during the period due to:
Time decay (1)	(1,623)	(1,665)
Payoffs (2)	(10,662)	(5,249)
Changes in valuation inputs or assumptions (3)	(10,389)	(18,093)

Fair value, end of period	$167,838	$191,806

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.
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
A summary of key assumptions and the sensitivity of the MSR value at March 31, 2009 to changes in these assumptions follows:

			Decline in fair value
			due to
			10%	20%
			adverse	adverse
(in thousands)	Actual		change	change
Constant pre-payment rate	25.55%		$(10,714)	$(21,934)
Spread over forward interest rate swap rates	578	bps	(4,153)	(8,306)
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
Total servicing fees included in mortgage banking income amounted to $11.8 million and $10.9 million for the three months ended March 31, 2009 and 2008, respectively.
Automobile Loans
During the first quarter of 2009, Huntington transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. The securitization qualified for sale accounting under Statement No. 140. Huntington retained $210.9 million of the related securities and recorded a $47.1 million retained residual interest as a result of the transaction. These amounts are recorded in investment securities on Huntington’s condensed consolidated statement of financial position. Huntington also recorded a $5.9 million loss in other non-interest income on the condensed consolidated statement of income and recorded a $19.5 million servicing asset in accrued income and other assets associated with this transaction.
Automobile loan servicing rights are accounted for under the amortization provision of FASB Statement No. 156, Accounting for Servicing of Financial Assets — An amendment of FASB Statement No. 140. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
Changes in the carrying value of automobile loan servicing rights for the three months ended March 31, 2009 and 2008, and the fair value at the end of each period were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Carrying value, beginning of period	$1,656	$4,099
New servicing assets	19,538	—
Amortization	(1,143)	(851)

Carrying value, end of period	$20,051	$3,248

Fair value, end of period	$20,900	$4,341

Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% and other ancillary fees of approximately 0.40% to 0.50% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $1.2 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.
Note 6 — Goodwill and Other Intangible Assets
Goodwill by line of business as of March 31, 2009, was as follows:

	Regional		Treasury/	Huntington
(in thousands)	Banking	PFG	Other	Consolidated
Balance, January 1, 2009	$2,888,344	$153,178	$13,463	$3,054,985
Adjustments	(2,573,818)	(28,895)	(162)	(2,602,875)

Balance, March 31, 2009	$314,526	$124,283	$13,301	$452,110

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement No. 142), goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the first quarter of 2009, Huntington experienced a sustained decline in its stock price, which was primarily attributable to the continuing economic slowdown and increased market concern surrounding financial service companies’ credit risks and capital positions as well as uncertainty related to increased regulatory supervision and intervention. Huntington determined that these changes would more likely than not reduce the fair value of certain reporting units below their carrying amounts. Therefore, Huntington performed a goodwill impairment test during the first quarter of 2009.
The first step (Step 1) of impairment testing requires a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. Huntington identified four reporting units: Regional Banking, the Private Financial Group (PFG), Insurance, and Auto Finance and Dealer Services (AFDS). Although Insurance is included within PFG for business segment reporting, it was evaluated as a separate reporting unit for impairment testing since it contains separately identifiable goodwill. Based on the results of the Step 1 test as defined in Statement No. 142, the Regional Banking and Insurance reporting units carrying amounts, including goodwill, exceeded their related fair values. To determine the fair value of the Regional Banking reporting unit, both an income (discounted cash flows) and market approach were utilized. To determine the fair value of the Insurance reporting unit, a market approach was utilized. Upon completion of the Step 2 test, Huntington determined that the Regional Banking and Insurance reporting units’ goodwill carrying amounts exceeded their implied fair values by $2,574 million and $29 million, respectively. The resulting $2,603 million goodwill impairment charge was recorded in the first quarter of 2009.
At March 31, 2009, December 31, 2008, and March 31, 2008, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
March 31, 2009
Core deposit intangible	$373,300	$(125,495)	$247,805
Customer relationship	104,574	(19,087)	85,487
Other	29,327	(23,047)	6,280

Total other intangible assets	$507,201	$(167,629)	$339,572

December 31, 2008
Core deposit intangible	$373,300	$(111,163)	$262,137
Customer relationship	104,574	(16,776)	87,798
Other	29,327	(22,559)	6,768

Total other intangible assets	$507,201	$(150,498)	$356,703

March 31, 2008
Core deposit intangible	$373,300	$(62,334)	$310,966
Customer relationship	104,574	(9,490)	95,084
Other	23,655	(20,650)	3,005

Total other intangible assets	$501,529	$(92,474)	$409,055

The estimated amortization expense of other intangible assets for the remainder of 2009 and the next five years are as follows:

Amortization
(in thousands)	Expense
2009	$50,647
2010	60,455
2011	53,310
2012	46,066
2013	40,429
2014	35,744
Note 7 — Shareholders’ Equity
Issuance of Convertible Preferred Stock
In the second quarter of 2008, Huntington completed the public offering of 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $569 million.
Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.6680 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 38.1 million shares at March 31, 2009). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period.
During the 2009 first quarter, Huntington entered into agreements with various institutional investors exchanging shares of common stock for shares of the Series A Preferred Stock held by the institutional investors. The table below provides details of the aggregate activities:

	January 1, 2009 -	April 1, 2009 -
(in whole amounts)	March 31, 2009	April 2, 2009	Total
Preferred shares exchanged	114,109	20,000	134,109
Common shares issued:
At stated convertible option	9,547,272	1,673,360	11,220,632
As conversion inducement	15,044,012	3,026,640	18,070,652

Total common shares issued:	24,591,284	4,700,000	29,291,284
During the 2009 second quarter, Huntington completed a “discretionary equity issuance” program. This program allowed the Company to take advantage of market opportunities to issue 38.5 million new shares of common stock worth $120 million. Sales of the common shares were made through ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at the prevailing market prices. In addition to this program, the Company may consider similar actions to those taken in the 2009 first quarter in the future.
Troubled Asset Relief Program (TARP)
On November 14, 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of Huntington’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected in Huntington’s consolidated statement of income as “Dividends on preferred shares”, resulting in additional dilution to Huntington’s earnings per share. The warrants would be immediately exercisable, in whole or in part, over a term of 10 years. The warrants were included in Huntington’s diluted average common shares outstanding (subject to anti-dilution). Both the preferred securities and warrants were accounted for as additions to Huntington’s regulatory Tier 1 and Total capital.

The Series B Preferred Stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Huntington cannot redeem the preferred securities during the first three years after issuance except with the proceeds from a “qualified equity offering.” Any redemption requires Federal Reserve approval. The Series B Preferred Stock will rank on equal priority with Huntington’s existing 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock.
A company that participates in the TARP must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accept restrictions on the payment of dividends and the repurchase of common stock.
Note 8 — (Loss) Earnings per Share
Basic loss or earnings per share is the amount of (loss) earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted (loss) earnings per share is the amount of loss or earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 7). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted (loss) earnings per share, net (loss) income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net (loss) income available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008, was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Basic (loss) earnings per common share
Net (loss) income	$(2,433,207)	$127,068
Preferred Class B and Class A stock dividends	(27,143)	—
Amortization of discount on issuance of Preferred Class B stock	(3,908)	—
Deemed dividend on conversion of Preferred Class A stock	(27,742)	—

Net (loss) income available to common shareholders	$(2,492,000)	$127,068
Average common shares issued and outstanding	366,919	366,235
Basic (loss) earnings per common share	$(6.79)	$0.35

Diluted (loss) earnings per common share
Net (loss) income available to common shareholders	$(2,492,000)	$127,068
Effect of assumed preferred stock conversion	—	—

Net (loss) income applicable to diluted earnings per share	$(2,492,000)	$127,068
Average common shares issued and outstanding	366,919	366,235
Dilutive potential common shares:
Stock options and restricted stock units	—	204
Shares held in deferred compensation plans	—	769
Conversion of preferred stock	—	—

Dilutive potential common shares:	—	973

Total diluted average common shares issued and outstanding	366,919	367,208
Diluted (loss) earnings per common share	$(6.79)	$0.35
Due to the loss attributable to common shareholders for the three months ended March 31, 2009, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would reduce the reported loss per share. Options to purchase 25.0 million and 27.7 million shares during the three months ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. The weighted average exercise price for these options was $18.96 per share, and $20.57 per share at the end of each respective period.

Note 9 — Share-based Compensation
Huntington sponsors nonqualified and incentive share-based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the consolidated statements of income. Stock options are granted at the closing market price on the date of the grant. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.
Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended
	March 31,
	2009	2008
Assumptions
Risk-free interest rate	2.03%	3.22%
Expected dividend yield	0.83	8.05
Expected volatility of Huntington’s common stock	35.0	21.0
Expected option term (years)	6.0	6.0
Weighted-average grant date fair value per share	$1.66	$0.85
Total share-based compensation expense for the three months ended March 31, 2009 and 2008 was $2.8 million and $3.7 million, respectively. Huntington also recognized $1.0 million and $1.3 million, respectively, in tax benefits for each of the three-months ended March 31, 2009 and 2008, related to share-based compensation.
Huntington’s stock option activity and related information for the three months ended March 31, 2009, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2009	26,289	$19.45
Granted	1,015	4.90
Exercised	—	—
Forfeited/expired	(2,305)	18.28

Outstanding at March 31, 2009	24,999	$18.96	3.7	$3

Exercisable at March 31, 2009	20,947	$20.42	3.3	$—

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. There were no exercises of stock options in the first three months of 2009 or 2008.
Huntington also grants restricted stock units and awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period and are subject to certain service restrictions. The fair value of the restricted stock units and awards is the closing market price of the Company’s common stock on the date of award.
The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of March 31, 2009, and activity for the three months ended March 31, 2009:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2009	1,823	$14.64	—	$—
Granted	4	1.63	74	1.66
Vested	(41)	15.04	—	—
Forfeited	(141)	15.86	—	—

Nonvested at March 31, 2009	1,645	$14.49	74	$1.66

The weighted-average grant date fair value of nonvested shares granted for the three months ended March 31, 2009 and 2008, were $1.66 and $13.08, respectively. The total fair value of awards vested during each of the three months ended March 31, 2009 and 2008, was $0.1 million. As of March 31, 2009, the total unrecognized compensation cost related to nonvested awards was $9.0 million with a weighted-average remaining expense recognition period of 1.8 years.
Of the 30.0 million shares of common stock authorized for issuance under the plans at March 31, 2009, 25.7 million were outstanding and 4.3 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At March 31, 2009, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2009.
Note 10 — Fair Values of Assets and Liabilities
Huntington adopted FASB Statement No. 157, Fair Value Measurements (Statement No. 157) and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) effective January 1, 2008. Huntington elected to apply the provisions of Statement No. 159, the fair value option, for mortgage loans originated with the intent to sell which are included in loans held for sale.
At March 31, 2009, mortgage loans held for sale had an aggregate fair value of $469.6 million and an aggregate outstanding principal balance of $459.9 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $25.6 million and $5.8 million for the three months ended March 31, 2009 and 2008, respectively.
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
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include US Treasury and other federal agency securities, and money market mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include US Government and agency mortgage-backed securities and municipal securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset backed securities and private label CMOs, for which Huntington obtains third party pricing. With the current market conditions, the assumptions used to determine the fair value of many Level 3 securities have greater subjectivity due to the lack of observable market transactions.
Mortgage loans held for sale
Mortgage loans held for sale are estimated using security prices for similar product types and, therefore, are classified in Level 2.
Mortgage servicing rights
MSRs do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions typically are not readily available. Accordingly, MSRs are classified in Level 3.

Equity Investments
Equity investments are valued initially based upon transaction price. The carrying values are then adjusted from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is considered necessary based upon a variety of factors including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, and changes in market outlook. Due to the absence of quoted market prices and inherent lack of liquidity and the long-term nature of such assets, these equity investments are included in Level 3. Certain equity investments are accounted for under the equity method and, therefore, are not subject to the fair value disclosure requirements.
Derivatives
Huntington uses derivatives for a variety of purposes including asset and liability management, mortgage banking, and for trading activities. Level 1 derivatives consist of exchange traded options and forward commitments to deliver mortgage backed securities which have quoted prices. Level 2 derivatives include basic asset and liability conversion swaps and options, and interest rate caps. Derivative instruments offered to customers are adjusted for credit considerations related to the customer based upon individual credit considerations. These derivative positions are valued using internally developed models that use readily observable market parameters. Derivatives in Level 3 consist of interest rate lock agreements related to mortgage loan commitments. The valuation includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and 2008 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2009
Assets
Trading account securities	$56,144	$27,410			$83,554
Investment securities	1,352,543	1,919,805	$1,208,212		4,480,560
Mortgage loans held for sale		469,560			469,560
Mortgage servicing rights			167,838		167,838
Derivative assets	474	589,682	9,580	$(174,764)	424,972
Equity investments			32,480		32,480
Liabilities
Derivative liabilities	10,262	353,757	65	(287,327)	76,757

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2008
Assets
Trading account securities	$34,544	$1,212,333			$1,246,877
Investment securities	195,933	2,948,777	$750,695		3,895,405
Mortgage loans held for sale		565,913			565,913
Mortgage servicing rights			191,806		191,806
Derivative assets	5,042	315,238	3,107	$(43,234)	280,153
Equity investments			35,345		35,345
Liabilities
Derivative liabilities	6,037	191,324	159	(138,381)	59,139

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

below:
The tables below present a rollforward of the balance sheet amounts for the three months ended March 31, 2009 and 2008, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below included changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2009
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments
Balance, January 1, 2009	$167,438	$8,132	$987,542	$36,893
Total gains/losses:
Included in earnings	(1,988)	1,968	1,295	(1,320)
Included in other comprehensive loss			40,673
Purchases, issuances, and settlements	2,388	(585)	226,251	(3,093)

Balance, March 31, 2009	$167,838	$9,515	$1,255,761	$32,480

The amount of total gains or losses for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,988)	$1,382	$41,968	$(1,320)

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	investments
Balance, January 1, 2008	$207,894	$(46)	$834,489	$41,516
Total gains/losses:
Included in earnings	(16,737)	2,989	(3,317)	(8,777)
Included in other comprehensive loss			(71,017)
Purchases, issuances, and settlements	649	5	(9,460)	2,606

Balance, March 31, 2008	$191,806	$2,948	$750,695	$35,345

The amount of total gains or losses for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(16,737)	$2,994	$(74,334)	$(2,877)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2009
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	Investments
Classification of gains and losses in earnings:
Mortgage banking income	$(1,988)	$1,968
Securities losses			$(3,937)
Interest and fee income			5,232
Non-interest expense				$(1,320)

Total	$(1,988)	$1,968	$1,295	$(1,320)

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2008
	Mortgage	Net Interest	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	Securities	Investments
Classification of gains and losses in earnings:
Mortgage banking income	$(16,737)	$2,989
Securities losses			$(3,317)
Non-interest expense				$(8,777)

Total	$(16,737)	$2,989	$(3,317)	$(8,777)

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
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the first quarter of 2009 and 2008, Huntington identified $62.8 million, and $32.4 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the three months ended March 31, 2009 and 2008, nonrecurring fair value losses of $33.5 million and $14.5 million, respectively, were recorded within the provision for credit losses.
In accordance with the provisions of Statement No. 142, goodwill at March 31, 2009 with a carrying amount of $2,954 million was written down to its implied fair value of $351.3 million.
The Franklin first- and second- lien mortgage loans and OREO assets of $494 million and $80 million, respectively, as discussed in Note 3, were recorded at fair value at March 31, 2009.
As discussed in Note 5, during the first quarter 2009, Huntington transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. Huntington recorded a $47.1 million retained residual interest and a $19.5 million servicing asset at fair value as a result of the transaction.
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
On January 1, 2008, Huntington transitioned to fiscal year-end measurement date of plan assets and benefit obligations as required by FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106, and 132R (Statement No. 158). As a result, Huntington recognized a charge to beginning retained earnings of $4.2 million, representing the net periodic benefit costs for the last three months of 2008, and a charge to the opening balance of accumulated other comprehensive loss of $3.8 million, representing the change in fair value of plan assets and benefit obligations for the last three months of 2008 (net of amortization included in net periodic benefit cost).

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Service cost	$6,155	$5,954	$465	$420
Interest cost	7,055	6,761	895	903
Expected return on plan assets	(10,551)	(9,786)	—	—
Amortization of transition asset	1	1	276	276
Amortization of prior service cost	121	79	95	95
Settlements	1,725	450	—	—
Recognized net actuarial loss (gain)	1,874	1,038	(231)	(274)

Benefit expense	$6,380	$4,497	$1,500	$1,420

There is no required minimum contribution for 2009 to the Plan.
Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.8 million and $0.9 million for the three-month periods ended March 31, 2009 and 2008, respectively.
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the plan. In the first quarter 2009, the Company announced the suspension of the contribution match to the plan. The cost of providing this plan was $3.1 million and $3.9 million for the three months ended March 31, 2009 and 2008, respectively.
Note 12 — Derivative Financial Instruments
A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 10. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At March 31, 2009, December 31, 2008, and March 31, 2008, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $58.2 million, $40.7 million, and $47.6 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At March 31, 2009, Huntington pledged $293.7 million cash collateral to various counterparties, while various other counterparties pledged $185.2 million to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide an additional $7.9 million in collateral.
Derivatives used in Asset and Liability Management Activities
The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at March 31, 2009, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$6,605,000	$6,605,000
Deposits	25,000	—	25,000
Federal Home Loan Bank advances	—	—	—
Subordinated notes	675,000	—	675,000
Other long-term debt	50,000	—	50,000

Total notional value at March 31, 2009	$750,000	$6,605,000	$7,355,000

The following table presents additional information about the interest rate swaps and caps used in Huntington’s Asset and Liability Management activities at March 31, 2009:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed — generic	$6,605,000	1.7	$65,178	2.30%	0.53%

Total asset conversion swaps	6,605,000	1.7	65,178	2.30	0.53
Liability conversion swaps
Receive fixed — generic	750,000	7.3	120,773	5.31	1.46

Total liability conversion swaps	750,000	7.3	120,773	5.31	1.46

Total swap portfolio	7,355,000	2.3	185,951	2.61%	0.63%

				Weighted-Average
				Strike Rate

Purchased caps
Interest rate caps	300,000	0.3	—	5.50%

Total purchased caps	$300,000	0.3	$—	5.50%

These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase/(decrease) to net interest income of $31.2 million and ($0.9 million) for the three months ended March 31, 2009 and 2008, respectively.
The following table presents the fair values at March 31, 2009, December 31, 2008, and March 31, 2008 of Huntington’s derivatives that are designated and not designated as hedging instruments under Statement No. 133. Amounts in the table below are presented without the impact of any net collateral arrangements

Asset derivatives included in accrued income and other assets	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Interest rate contracts designated as hedging instruments	$186,900	$230,601	$77,788
Interest rate contracts not designated as hedging instruments	410,817	436,131	238,628

Total contracts	$597,717	$666,732	$316,416

Liability derivatives included in accrued expenses and other liabilities	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
Interest rate contracts designated as hedging instruments	$949	$—	$8,341
Interest rate contracts not designated as hedging instruments	352,808	377,249	42,964

Total contracts	$353,757	$377,249	$51,305

Fair value hedges effectively convert deposits, subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the increase or (decrease) to interest expense for the three months ending March 31, 2009 and 2008 for derivatives designated as fair value hedges under Statement No 133:

Derivatives in fair value		Increase (decrease) to
hedging relationships	Location of change in fair value recognized in earnings on	interest expense
(in thousands)	derivative	2009	2008
Interest rate Contracts
Deposits	Interest expense - deposits	$(346)	$(427)
Subordinated notes	Interest expense - subordinated notes and other long term debt	(6,346)	(2,013)
Other long term debt	Interest expense - subordinated notes and other long term debt	486	1,574

Total		$(6,206)	$(866)

For cash flow hedges, interest rate swap contracts were entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to fixed-rate. This reduces the potentially adverse impact of increases in interest rates on future interest expense. In like fashion, certain LIBOR-based commercial and industrial loans were effectively converted to fixed-rate by entering into contracts that swap certain variable-rate interest payments for fixed-rate interest payments at designated times.
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
The following table presents the gains and losses recognized in other comprehensive loss (OCL) and the location in the consolidated statements of income of gains and losses reclassified from OCL into earnings for the three months ending March 31, 2009 and 2008 for derivatives designated as effective cash flow hedges under Statement No 133:

				Amount of gain or
	Amount of gain or			(loss) reclassified
	(loss) recognized in			from accumulated
Derivatives in cash flow	OCL on derivative			OCL into earnings
hedging relationships	(effective portion)		Location of gain or (loss) reclassified from accumulated OCL	(effective portion)
(in thousands)	2009	2008	into earnings (effective portion)	2009	2008
Interest rate contracts
Loans	$(15,324)	$13,883	Interest and fee income - loans and leases	$16,888	$(295)
FHLB Advances	1,338	(7,736)	Interest expense - FHLB Advances	1,861	(434)
Deposits	136	546	Interest expense - deposits	1,623	(8,858)
Subordinated notes	43	—	Interest expense - subordinated notes and other long term debt	(669)	(883)
Other long term debt	—	22	Interest expense - subordinated notes and other long term debt	(122)	(239)

Total	$(13,807)	$6,715		$19,581	$(10,709)

The following table details the gains recognized in non-interest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three months ending March 31, 2009 and 2008.

Derivatives in cash flow hedging relationships
(in thousands)	2009	2008
Interest rate contracts
Loans	$4,312	$596

Derivatives Used in Trading Activities
Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. The interest rate risk of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value.
The fair values of these derivative financial instruments, which are included in other assets, were $40.7 million, $41.9 million, and $41.2 million at March 31, 2009, December 31, 2008, and March 31, 2008. Changes in fair value of $3.8 million and $11.6 million for the three months ended March 31, 2009 and 2008, respectively, are reflected in other non-interest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $10.5 billion, $10.9 billion, and $8.6 billion at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $409.3 million, $429.9 million, and $229.8 million at the same dates, respectively.
Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at March 31, 2009, December 31, 2008, and March 31, 2008, was $4.9 billion, $2.2 billion, and $1.8 billion. The total notional amount at March 31, 2009 corresponds to trading assets with a fair value of $16.5 million and trading liabilities with a fair value of $2.6 million. The gains and (losses) related to derivative instruments included in mortgage banking income for the three months ended March 31, 2009 and 2008 were $6.7 million and ($15.9 million), respectively. Total MSR hedging gains and losses for the three months ended March 31, 2009 and 2008, were $9.4 million and $0.3 million, respectively, and were also included in mortgage banking income.
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

Note 13 — Variable Interest Entities
Loan Securitizations
Consolidated loan securitizations at March 31, 2009, consist of auto loan and lease securitization trusts formed in 2008, 2006, and 2000. Huntington has determined that the trusts are not qualified special purpose entities and therefore are variable interest entities (VIEs) based upon equity guidelines established in FIN 46R. Huntington owns 100% of the trusts and is the primary beneficiary of the VIEs, therefore, the trusts are consolidated. The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	March 31, 2009
(in thousands)	2008 Trust	2006 Trust	2000 Trust	Total
Assets
Cash	$33,319	$290,523	$24,415	$348,257
Loans and leases	746,632	1,156,825	77,046	1,980,503
Allowance for loan and lease losses	(11,248)	(17,506)	(1,161)	(29,915)

Net loans and leases	735,384	1,139,319	75,885	1,950,588
Accrued income and other assets	4,905	6,220	293	11,418

Total assets	$773,608	$1,436,062	$100,593	$2,310,263

Liabilities
Other long-term debt	$603,940	$1,053,206	$—	$1,657,146
Accrued interest and other liabilities	1,007	11,417	—	12,424

Total liabilities	$604,947	$1,064,623	$—	$1,669,570

The auto loans and leases were designated to repay the securitized note. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Trust Preferred Securities
Under FIN 46R, certain wholly-owned trusts are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at March 31, 2009 follows:

	Principal amount of	Investment in
	subordinated note/	unconsolidated
(in thousands)	debenture issued to trust (1)	subsidiary
Huntington Capital I	$158,366	$6,186
Huntington Capital II	71,093	3,093
Huntington Capital III	249,421	10
BankFirst Ohio Trust Preferred	23,335	619
Sky Financial Capital Trust I	65,675	1,856
Sky Financial Capital Trust II	30,929	929
Sky Financial Capital Trust III	78,056	2,320
Sky Financial Capital Trust IV	78,056	2,320
Prospect Trust I	6,186	186

Total	$761,117	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
Huntington’s investment in the unconsolidated trust represents the only risk of loss.
Each issue of the junior subordinated debentures has an interest rate equal to the corresponding trust securities distribution rate. Huntington has the right to defer payment of interest on the debentures at any time, or from time to time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the trust securities will also be deferred and Huntington’s ability to pay dividends on its common stock will be restricted. Periodic cash payments and payments upon liquidation or redemption with respect to trust securities are guaranteed by Huntington to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all indebtedness of the company to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by Huntington.

Low Income Housing Tax Credit Partnerships
Huntington makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At March 31, 2009, we have commitments of $198.9 million of which $156.6 million are funded. The unfunded portion is included in accrued expenses and other liabilities.
Note 14 — Commitments and Contingent Liabilities
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at March 31, 2009, December 31, 2008, and March 31, 2008, were as follows:

	March 31,	December 31,	March 31,
(in millions)	2009	2008	2008

Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,235	$6,494	$6,727
Consumer	4,974	4,964	4,788
Commercial real estate	1,672	1,951	2,337
Standby letters of credit	1,042	1,272	1,611
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.8 million, $4.5 million, and $4.9 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2009, Huntington had $1.0 billion of standby letters of credit outstanding, of which 48% were collateralized. Included in this $1.0 billion total are letters of credit issued by the Bank that support $0.4 billion of securities that were issued by customers and remarketed by The Huntington Investment Company (HIC), the Company’s broker-dealer subsidiary. If the Bank’s short-term credit ratings were downgraded, the Bank could be required to obtain funding in order to purchase the entire amount of these securities pursuant to its letters of credit. Due to lower demand, investors have begun returning these securities to the Bank. Subsequently, the Bank tendered these securities to its trustee, where the securities were held for re-marketing, maturity, or payoff. Pursuant to the letters of credit issued by the Bank, the Bank repurchased $70.4 million of these securities, net of payments and maturities, during the 2009 first quarter and an additional $112.1 million in April of 2009.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of March 31, 2009, approximately $158 million of the standby letters of credit were rated strong; approximately $819 million were rated average; and approximately $65 million were rated substandard.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At March 31, 2009, December 31, 2008, and March 31, 2008, Huntington had commitments to sell residential real estate loans of $912.5 million, $759.4 million, and $803.2 million, respectively. These contracts mature in less than one year.
Income Taxes
Both the Internal Revenue Service and other taxing jurisdictions have proposed various adjustments to the Company’s previously filed tax returns. Management believes that the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Huntington believes that the resolution of these examinations will not, individually or in the aggregate, have a materially adverse impact on its consolidated financial position.
Litigation
Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007, or July 20, 2007 to January 10, 2008. These complaints seek to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin.. On June 5, 2008, the two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007. At this stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
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
Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. The complaints seek to allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Huntington stock being offered as an investment alternative for participants in the Plan. The complaints sought money damages and equitable relief. On May 13, 2008, the three cases were consolidated into a single action. On August 4, 2008, a consolidated complaint was filed asserting a class period of July 1, 2007 through the present. On February 9, 2009, the court entered an order dismissing with prejudice the consolidated lawsuit in its entirety. Due to the possibility of an appeal, it is not possible for management to assess the probability of an eventual material adverse outcome, or reasonably estimate the amount of any potential loss at this time.

On May 7, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington (as successor in interest to Sky Financial), and certain of Sky Financial’s former officers on behalf of all persons who purchased or acquired Sky Financial common stock in connection with and as a result of Sky Financial’s October 2006 acquisition of Waterfield Mortgage Company. The complaint seeks to allege that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the issuance of allegedly false and misleading registration and proxy statements leading up to the Waterfield acquisition and their disclosures about the nature and extent of Sky Financial’s lending relationship with Franklin. On May 1, 2009, Plaintiff filed a stipulation dismissing the lawsuit with prejudice. The dismissal entry was approved by the Court on May 5, 2009, and the case is now terminated.
It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. However, although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against the Company will not, individually or in the aggregate, have a material adverse effect on Huntington’s consolidated financial position.
Note 15 — Parent Company Financial Statements
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008
ASSETS
Cash and cash equivalents (1)	$1,173,649	$1,122,056	$147,491
Due from The Huntington National Bank	541,926	532,746	133,791
Due from non-bank subsidiaries	307,926	338,675	339,183
Investment in The Huntington National Bank	2,883,113	5,274,261	5,677,568
Investment in non-bank subsidiaries	854,204	854,575	835,561
Accrued interest receivable and other assets	169,180	146,167	136,611

Total assets	$5,929,998	$8,268,480	$7,270,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,393	$1,852	$2,137
Long-term borrowings	803,699	803,699	852,169
Dividends payable, accrued expenses, and other liabilities	310,170	234,023	509,320

Total liabilities	1,115,262	1,039,574	1,363,626

Shareholders’ equity (2)	4,814,736	7,228,906	5,906,579

Total liabilities and shareholders’ equity	$5,929,998	$8,268,480	$7,270,205

(1)	Includes restricted cash of $125,000 at March 31, 2009 and December 31, 2008.

(2)	See page 74 for Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(in thousands)	2009	2008
Income
Dividends from
Non-bank subsidiaries	$9,250	$13,845
Interest from
The Huntington National Bank	11,351	3,044
Non-bank subsidiaries	4,431	3,650
Other	(180)	533

Total income	24,852	21,072

Expense
Personnel costs	2,087	5,626
Interest on borrowings	9,390	12,555
Other	6,474	3,371

Total expense	17,951	21,552

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	6,901	(480)
Income taxes	(51,627)	(9,492)

Income before equity in undistributed net income of subsidiaries	58,528	9,012
Increase (decrease) in undistributed net income of:
The Huntington National Bank	(2,460,305)	130,959
Non-bank subsidiaries	(31,430)	(12,903)

Net income	$(2,433,207)	$127,068

	Three Months Ended
Statements of Cash Flows	March 31,
(in thousands)	2009	2008
Operating activities
Net income	$(2,433,207)	$127,068
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	2,491,735	(117,094)
Depreciation and amortization	270	281
Change in other, net	(47,804)	50,253

Net cash provided by operating activities	10,994	60,508

Investing activities
Repayments from subsidiaries	215,242	114,557
Advances to subsidiaries	(104,312)	(34,223)

Net cash provided by (used in) investing activities	110,930	80,334

Financing activities
Payment of borrowings	—	(50,000)
Dividends paid on preferred stock	(29,761)	—
Dividends paid on common stock	(40,257)	(96,797)
Proceeds from issuance of common stock	(313)	(43)

Net cash used for financing activities	(70,331)	(146,840)

Change in cash and cash equivalents	51,593	(5,998)
Cash and cash equivalents at beginning of year	1,122,056	153,489

Cash and cash equivalents at end of year	$1,173,649	$147,491

Supplemental disclosure:
Interest paid	$9,390	$12,555

Note 16 — Segment Reporting
During the first quarter of 2009, Huntington operated as three distinct lines of business: Regional Banking, Auto Finance and Dealer Services, and Private Financial Group. A fourth segment includes the Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results
The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and commercial customers located in its 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At March 31, 2009, Retail Banking accounted for 52% and 84% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Auto Finance and Dealer Services (AFDS): This segment provides a variety of banking products and services to more than 2,200 automotive dealerships within the Company’s primary banking markets. During the first quarter of 2009, AFDS discontinued lending activities in Arizona, Florida, Tennessee, Texas, and Virginia. AFDS finances the purchase of automobiles by customers at the automotive dealerships, finances the dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealerships, or dealer working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
Private Financial Group (PFG): This segment provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. PFG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities, bank owned life insurance and the loans and OREO properties acquired in the Franklin transaction. Net interest income/(expense) includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments, as well as any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative, merger costs, and other miscellaneous expenses not allocated to other business segments. This segment also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.

Listed below are certain financial results by line of business. For the three months ended March 31, 2009 and 2008, operating earnings were the same as reported earnings.

	Three Months Ended March 31,
Income Statements	Regional			Treasury/	Huntington
(in thousands)	Banking	AFDS	PFG	Other	Consolidated

2009
Net interest income	$359,148	$38,103	$27,891	$(87,637)	$337,505
Provision for credit losses	(236,920)	(45,994)	(10,585)	1,662	(291,837)
Non interest income	153,258	9,914	61,701	14,229	239,102
Non interest expense	(2,813,165)	(29,594)	(87,387)	(39,623)	(2,969,769)
Income taxes	(12,649)	9,650	(4,494)	259,285	251,792

Operating / reported net income	$(2,550,328)	$(17,921)	$(12,874)	$147,916	$(2,433,207)

2008
Net interest income	$343,238	$36,171	$24,876	$(27,461)	$376,824
Provision for credit losses	(69,736)	(17,080)	(1,834)	—	(88,650)
Non interest income	103,901	12,796	64,933	54,122	235,752
Non interest expense	(252,448)	(26,324)	(64,002)	(27,707)	(370,481)
Income taxes	(43,734)	(1,947)	(8,391)	27,695	(26,377)

Operating / reported net income	$81,221	$3,616	$15,582	$26,649	$127,068

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions)	2009	2008	2008	2009	2008	2008

Regional Banking	$33,656	$34,435	$34,721	$33,413	$32,874	$33,100
AFDS	6,175	6,395	6,179	71	67	56
PFG	3,334	3,413	3,048	2,251	1,785	1,543
Treasury / Other	8,537	10,110	12,104	3,335	3,217	3,417

Total	$51,702	$54,353	$56,052	$39,070	$37,943	$38,116

Segment Reporting Subsequent Event
Beginning in the second quarter of 2009, Huntington intends to reorganize its internal reporting structure. The Regional Banking reporting unit, which through March 31, 2009 had been managed geographically, will be managed on a product segment approach. Regional Banking will become divided into Commercial Banking, Retail and Business Banking, and Commercial Real Estate segments. AFDS, PFG and Treasury/Other will remain essentially unchanged. Segments will be restated for the new organizational structure beginning with the 2009 second quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2008 Form 10-K.
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
(a) Exhibits

		Incorporated from	SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007.	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008.	000-02525	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.2
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4
3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1
10.1	2009 stock option grant notice for Stephen D. Steinour.
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: May 11, 2009	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: May 11, 2009	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated from	SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007.	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008.	000-02525	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008.	000-02525	3.2
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008.	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4
3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1
10.1	2009 stock option grant notice for Stephen D. Steinour.
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.