Form 10-Q
period 2009-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2009-11-09
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2009
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
☐ Yes ☑ No
There were 715,049,729 shares of Registrant’s common stock ($0.01 par value) outstanding on October 31, 2009.

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
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success and timing of other business strategies; (6) the nature, extent, and timing of governmental actions and reforms, including existing and potential future restrictions and limitations imposed in connection with the Troubled Asset Relief Program’s (TARP) voluntary Capital Purchase Plan or otherwise under the Emergency Economic Stabilization Act of 2008; and (7) extended disruption of vital infrastructure.

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
As described in the “Credit Risk” discussion, credit quality performance continued to be under pressure during the first nine-month period of 2009, with nonaccrual loans and leases (NALs) and nonperforming assets (NPAs) both increasing at September 30, 2009, compared with December 31, 2008, and September 30, 2008. The allowance for credit losses (ACL) of $1,082.1 million at September 30, 2009, was 2.90% of period-end loans and leases and 50% of period-end NALs.
The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification. However, adverse changes in our borrowers’ ability to meet their financial obligations under agreed upon terms and, in some cases, to the value of the assets securing our loans to them may increase our credit risk. Our commercial portfolio, as well as our real estate-related portfolios, have continued to be negatively affected by the ongoing reduction in real estate values and reduced levels of sales and leasing activities. We regularly review the ACL for adequacy considering changes in economic conditions and trends, as well as loan collateral values. Our ACL reserving methodology uses individual loan portfolio performance factors based on an analysis of historical charge-off experience and migration patterns as part of the determination of ACL adequacy. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.
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
These programs subject us, and other financial institutions, that participate in them to additional restrictions, oversight, and costs that may have an adverse impact on our business, financial condition, results of operations, or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as related to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages, and otherwise. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation, or its application. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.
Recent legislative proposals in Congress and regulatory proposals at the Federal Reserve could impact how we assess fees on deposit accounts for items and transactions that either overdraw an account or that are returned for nonsufficient funds. These proposals are in the discussion phase and remain subject to significant modification and revision prior to becoming final, and it is uncertain what changes, if any, will be adopted. As such, we cannot predict the impact of these proposals to us, or whether they could have a material and adverse effect on our results of operations.
If the Federal Deposit Insurance Corporation (FDIC) permits the Transaction Account Guarantee Program (TAGP) to expire as scheduled on June 30, 2010, our customers may choose to reduce their deposits with us. This could reduce our retail and commercial deposits, our primary source of funding for the Bank.
We have elected to participate in the TAGP, a voluntary program provided by the FDIC as part of its Temporary Liquidity Guarantee Program (TLGP), that is currently scheduled to expire on June 30, 2010. Under the program, all noninterest bearing transaction deposit accounts are fully guaranteed by the FDIC for the entire amount in the account providing our customers with extra deposit insurance coverage. The coverage under the TAGP is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. If the FDIC permits the program to expire as scheduled, our customers may choose to reduce their deposits with us in an effort to maintain deposit insurance coverage. This could reduce our retail and commercial core deposits, our primary source of funding for the Bank.

At September 30, 2009, noninterest bearing transaction account balances exceeding $250,000 totaled $2.0 billion. This $2.0 billion represents the amount of noninterest bearing transaction customer deposits that would not have been FDIC insured without the additional coverage provided by the TAGP.
We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.
During the first nine-month period of 2009, we issued 346.8 million shares of additional common stock through two common stock public offerings, three discretionary equity issuance programs, and conversions of preferred stock into common stock. The issuance of these additional shares of common stock resulted in a 95% increase of outstanding shares of common stock at September 30, 2009, compared with December 31, 2008, and those additional shares were significantly dilutive to existing common shareholders. (See the “Capital” section located within the “Risk Management and Capital” section for additional information). As of September 30, 2009, we had 128.2 million of additional authorized common shares available for issuance, and 4.7 million of additional authorized preferred shares available for issuance.
We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, and other relevant considerations, and anticipate that, subject to market conditions, we are likely to take further capital actions. Such actions, with regulatory approval when required, may include opportunistically retiring our outstanding securities, including our subordinated debt, trust-preferred securities, and preferred shares, in open market transactions, privately negotiated transactions, or public offers for cash or common shares, as well as issuing additional shares of common stock in public or private transactions in order to increase our capital levels above our already “well-capitalized” levels, as defined by the federal bank regulatory agencies, and other regulatory capital targets. On October 22, 2009, we announced an offer to purchase certain subordinated notes issued previously by the Bank. The offer established the cash prices that we would pay for each of the subordinated note issuances, and established a maximum amount that we would purchase of $400 million of principal outstanding (see “Bank Liquidity and Other Sources of Liquidity” discussion located within the “Risk Management and Capital” section).
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
Furthermore, in order to improve our capital ratios above our already “well-capitalized” levels, we can decrease the amount of our risk-weighted assets, increase capital, or a combination of both. If it is determined that additional capital is required in order to improve or maintain our capital ratios, we may accomplish this through the issuance of additional common stock.
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
Furthermore, we still face risk relating to the Franklin Credit Management Corporation (Franklin) relationship not withstanding the restructuring announced on March 31, 2009. The Franklin restructuring resulted in a $159.9 million net deferred tax asset equal to the amount of income and equity that was included in our operating results for the 2009 first quarter. While we believe that our position regarding the deferred tax asset and related income recognition is correct, that position could be subject to challenge.
Recent Accounting Pronouncements and Developments
Note 3 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2009 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent that we believe the adoption of new accounting standards will materially affect our financial condition, results of operations, or liquidity, the impacts or potential impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The following discussion provides updates of our accounting estimates related to the fair value measurements with regard to our ACL, deferred tax assets, investment securities portfolio, goodwill, Franklin loans, our commercial loan portfolio, and other real estate owned (OREO).
Total Allowances for Credit Losses (ACL)
The ACL is the sum of the ALLL and the allowance for unfunded loan commitments and letters of credit (AULC), and represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the ACL was determined by judgments regarding the quality of each individual loan portfolio and loan commitments. All known relevant internal and external factors that affected loan collectibility were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
The ACL of $1,082.1 million at September 30, 2009, was 2.90% of period-end loans and leases. To illustrate the potential effect on the financial statements of our estimates of the ACL, a 10 basis point, or 3%, increase would have required $37.0 million in additional reserves (funded by additional provision for credit losses), which would have negatively impacted the net income of the first nine-month period of 2009 by approximately $24.1 million, or $0.05 per common share. The ACL of $1,082.1 million at September 30, 2009, represented a 15% increase from $944.4 million at December 31, 2008.
Deferred Tax Assets
At September 30, 2009, we had a net deferred tax asset of $297.1 million. Based on our ability to offset approximately two-thirds of the net deferred tax asset against taxable income in prior carryback years and level of our forecast of future taxable income, there was no impairment of the deferred tax asset at September 30, 2009. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired.
Securities and Other-Than-Temporary Impairment (OTTI)
(This section should be read in conjunction with the “Investment Securities Portfolio” discussion.)
Effective with the 2009 second quarter, we adopted new guidance from the Financial Accounting Standards Board (FASB) that impacts estimates and assumptions utilized by us in determining the fair values of securities. FASB’s update to Accounting Standards Codification (ASC) 820, “Fair Value Measurements”, reaffirms the exit price fair value measurement guidance and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB’s changes to ASC 320, “Investments — Debt and Equity Securities”, amended the other-than-temporary impairment (OTTI) guidance in GAAP for debt securities.
We recognize OTTI through earnings on those debt securities that: (a) have a fair value less than book value, and (b) we intend to sell (or we cannot assert that it is more likely than not that we will not have to sell before recovery). The amount of OTTI recognized is the difference between the fair value and book value of the securities.

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
The new guidance required an after-tax adjustment at the beginning of the 2009 second quarter of $3.5 million to increase retained earnings, with an equal and offsetting adjustment to OCI, that was recorded to reclassify noncredit related impairment to OCI for previously impaired securities. The adjustment was applicable only to noncredit OTTI relating to the debt securities that we do not have the intent to sell. Noncredit OTTI losses related to debt securities that we intend to sell (or for which we cannot assert that it is more likely than not that we will not have to sell the securities before recovery) were not reclassified.
OTTI ANALYSIS ON CERTAIN SECURITIES PORTFOLIOS
Our three highest risk segments of our investment portfolio are the Alt-A mortgage backed, pooled-trust-preferred, and private-label collateralized mortgage obligation (CMO) portfolios. The Alt-A mortgage backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continued to reflect the weakened economic environment. The Alt-A and CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly in support of our impairment analysis. These reviews are supported with analysis from independent third parties. These three segments, and the results of our impairment analysis for each segment, are discussed in further detail below:
Alt-A mortgage-backed and private-label collateralized mortgage obligation (CMO) securities represent securities collateralized by first-lien residential mortgage loans. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third-party specialist using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.
We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it is probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at September 30, 2009.
Our analysis indicated, as of September 30, 2009, a total of 8 Alt-A mortgage-backed securities and 6 private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 0.06% to 83.23% of their par value. These losses were projected to occur beginning anywhere from 5 months to as many as 17 years in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. As a result, in the 2009 third quarter, we recorded $2.3 million of credit OTTI in our Alt-A mortgage-backed securities portfolio and $1.7 million of credit OTTI in our private-label CMO securities portfolio.
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC-820, “Fair Value Measurements and Disclosures”.

The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current/near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers who are in default. The recovery assumptions on issuers who are deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will experience a loss of principal or interest on 11 securities; and as such, recorded credit OTTI of $14.6 million for 3 newly impaired and 8 previously impaired pooled-trust-preferred securities in the 2009 third quarter.
Please refer to the “Investment Securities Portfolio” discussion for additional information regarding OTTI.
Goodwill
Goodwill is tested for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We had previously performed goodwill impairment tests at June 30, October 1, and December 31, 2008, and concluded no impairment existed at those dates. During the 2009 first quarter, our stock price declined 78%, from $7.66 per common share at December 31, 2008, to $1.66 per common share at March 31, 2009. Many peer banks also experienced similar significant declines in market capitalization. This decline primarily reflected the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions, as well as uncertainty related to increased regulatory supervision and intervention. We determined that these changes would more-likely-than-not reduce the fair value of certain reporting units below their carrying amounts. Therefore, we performed an interim goodwill impairment test during the 2009 first quarter. An independent third party was engaged to assist with the impairment assessment.
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
2009 SECOND QUARTER AND 2009 THIRD QUARTER IMPAIRMENT TESTING
While we recorded an impairment charge of $4.2 million in the 2009 second quarter related to the sale of a small payments-related business completed in July 2009, we concluded that no other goodwill impairment was required during either the 2009 second quarter or the 2009 third quarter.
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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases or the liquidity discount on our loan portfolio improves significantly without a concurrent increase in market capitalization, we may be required to record additional goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the 2009 third quarter or prior to that, if any changes constitute a triggering event. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material. However, any such future impairment loss would be limited as the remaining goodwill balance was only $0.4 billion at September 30, 2009.
Franklin Loans Restructuring Transaction
(This section should be read in conjunction with Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements).
Franklin is a specialty consumer finance company primarily engaged in servicing performing, reperforming, and nonperforming residential mortgage loans. Prior to March 31, 2009, Franklin owned a portfolio of loans secured by first- and second-liens on 1-4 family residential properties. These loans generally fell outside the underwriting standards of the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”), and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt, and/or past credit difficulties (“nonprime loans”). At December 31, 2008, our total loans outstanding to Franklin were $650.2 million, all of which were placed on nonaccrual status. Additionally, the specific allowance for loan and lease losses for the Franklin portfolio was $130.0 million, resulting in our net exposure to Franklin at December 31, 2008, of $520.2 million.
On March 31, 2009, we entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) indirectly acquired an 83% ownership right in a trust which holds all the underlying consumer loans and OREO properties that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by the REIT were pledged by Franklin as collateral for the Franklin commercial loans.
As a result of the restructuring, on a consolidated basis, the $650.2 million nonaccrual commercial loan to Franklin at December 31, 2008, is no longer reported. Instead, we now report the loans secured by first- and second- mortgages on residential properties and OREO properties both of which had previously been assets of Franklin or its subsidiaries and were pledged to secure our loan to Franklin. At the time of the restructuring, these loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million. As a result, NALs declined by a net amount of $284.1 million as there were $650.2 million commercial NALs outstanding related to Franklin, and $366.1 million mortgage-related NALs outstanding, representing first- and second- lien mortgages that were nonaccruing at March 31, 2009. Also, our specific allowance for loan and lease losses for the Franklin portfolio of $130.0 million was eliminated; however, no initial increase to the allowance for loan and lease losses (ALLL) relating to the acquired mortgages was recorded as these assets were recorded at fair value.
In accordance with ASC 805, “Business Combinations”, we recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in our wholly-owned subsidiary, was equal to the fair value of the acquired 83% ownership right, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under Statement No. 141R, and was recorded as a tax benefit in the 2009 first quarter.
Commercial Loans
Commercial loans, including CRE loans, are evaluated periodically for impairment. Impairment guidance in ASC 310-10-35, “Receivables — Subsequent Measurement”, requires an allowance to be established as a component of the ALLL when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan or lease will not be collected. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate, or, as a practical expedient, the observable market price of the loan or lease, or, the fair value of the collateral if the loan or lease is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (TDR). TDRs of impaired loans that continue to perform under the restructured terms continue to accrue interest. This process of determining impairment includes judgmental and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from our estimates, additional provision for credit losses could be required in order to increase the ALLL, which could adversely affect earnings or financial performance in future periods. At September 30, 2009, $1.4 billion, or 7%, of our $21.3 billion commercial loan portfolio was considered impaired. Additionally, at September 30, 2009, $818.6 million, or 79%, of our ALLL was allocated to our commercial loan portfolio, compared with 82% at December 31, 2008.

Other Real Estate Owned (OREO)
OREO obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount, and are charged to noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At September 30, 2009, OREO totaled $142.6 million, representing a 16% increase compared with $122.5 million at December 31, 2008.

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
Summary
We reported a net loss of $166.2 million in the 2009 third quarter, representing a loss per common share of $0.33. This compared with the prior quarter’s net loss of $125.1 million, or $0.40 per common share. The loss per common share was impacted in both the current and prior quarters by the issuance of additional shares in both periods (see “Capital” discussion). Comparisons with the prior quarter were also impacted by other factors that are discussed later in the “Significant Items” section (see “Significant Items” discussion).
The largest contributor to our 2009 third quarter net loss was provision for credit losses of $475.1 million, representing a $61.4 million, or 15%, increase from the prior quarter. This increase resulted from necessary reserve building due to the continued stress on our loan portfolios, especially our commercial real estate (CRE) portfolio, as well as credit actions taken by us during the current quarter that are discussed in the following two paragraphs.
During the 2009 third quarter, we continued to be proactive in our approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. This significantly impacted the inflow of commercial loan NALs for the quarter. Of the commercial loans placed on nonaccrual status in the current quarter, over 55% were less than 30 days past due. Of the period end $1,746.4 million of commercial and industrial (C&I) and CRE -related NALs, approximately 36% were less than 30 days past due. We believe these decisions increase our options for working these loans toward timelier resolutions.
Also during the current quarter, we took specific credit actions related to our residential mortgage portfolio. These actions included taking a more conservative position regarding the timing of loss recognition, continued active loss mitigation and troubled debt restructuring efforts, as well as the sale of some underperforming loans. These actions resulted in significantly higher residential mortgage charge-offs during the current quarter. The timing of loss recognition was a change made to better align our portfolio management strategies with the market dynamics in our regions. We believed that the economics surrounding the portfolio sale of the underperforming loans were favorable for us. We will continue to evaluate this type of transaction in future periods based on market conditions.
Credit quality performance in the 2009 third quarter continued to be negatively impacted by the sustained economic weaknesses in our Midwest markets. The continued trend of higher unemployment rates in our markets negatively impacted consumer loan credit quality. Net charge-offs (NCOs) totaled $355.9 million, and were partially impacted by the residential mortgage credit actions discussed previously. C&I NCOs improved substantially compared with the prior quarter; however, there continued to be concern regarding the impact of the economic conditions on our commercial borrowers. CRE NCOs declined slightly, yet that loan portfolio segment remained the most stressed portfolio. The majority of the CRE NCOs were experienced in the single family home builder and retail projects portfolios. These two portfolios continue to be our highest risk segments, and we continued to work with these borrowers in resolving challenging credit issues. NPAs also increased, primarily within the commercial loan portfolio, reflecting the impact of the weak economic conditions in our markets as well as the impact of the credit actions previously discussed. For the remainder of 2009, we expect that the overall level of NPAs and NCOs will remain elevated, especially as related to continued softness in our C&I and CRE portfolios. However, all consumer loan portfolios showed improved early stage delinquency levels compared with the prior quarter.
As we have done throughout 2009, we took additional proactive steps during the current quarter to increase our capital position as we executed total additions of $587.3 million to Tier 1 common equity. This capital raising was accomplished through a discretionary equity issuance and a common stock offering. These actions strengthened all of our period-end capital ratios. Our TCE ratio increased to 6.46% from 5.68%, and our Tier 1 common equity ratio increased to 7.82% from 6.80%. We believe that we have sufficient capital to withstand a stressed economic scenario.

Our period-end liquidity position remained strong as average core deposits grew at a 10% annualized rate, thus reducing our reliance on noncore funding. As of September 30, 2009, our total cash and due from banks totaled $1.9 billion. Also, our unpledged investment securities increased $2.2 billion from the end of the prior quarter.
Fully-taxable equivalent net interest income in the 2009 third quarter increased $15.9 million, or 5%, compared with the prior quarter. The increase reflected a 10 basis point improvement in our net interest margin. The margin improvement reflected the favorable impacts of our improved loan pricing and deposit mix, partially offset by the negative impact of maintaining a higher liquidity position and the higher levels of NPAs. We expect that the net interest margin for the 2009 fourth quarter will be flat or improve slightly from the 2009 third quarter level. We expect that average total loans will continue to decline modestly, reflecting the impacts of our efforts to reduce our CRE exposure, the weak economy, and charge-offs. As previously mentioned, average core deposits grew at an annualized 10% rate, despite the competitive market. Deposit growth continues to be a strategic priority for us. Also, on October 2, 2009, we acquired approximately $400 million of deposits from Warren Bank in an FDIC-related transaction.
Noninterest income in the 2009 third quarter declined $9.9 million compared with the 2009 second quarter. The following table reflects the impacts of “Significant Items” to noninterest income (see “Significant Items”).
Table 1 — Noninterest Income — Significant Items Impact — 2009 Third Quarter vs. 2009 Second Quarter

	Third	Second
	Quarter	Quarter
(in thousands)	2009	2009	Change
Total noninterest income	$256,052	$265,945	$(9,893)

Significant Items:
Gain related to Visa® stock	—	31,362	(31,362)

Total noninterest income, excluding Significant Items	$256,052	$234,583	$21,469

As shown in the table above, after adjusting for “Significant Items”, noninterest income increased $21.5 million. This increase primarily reflected a $22.8 million gain in the current quarter representing the change in fair value of our derivatives that did not qualify for hedge accounting. Overall, noninterest income performance was mixed for the quarter. Service charges on deposit accounts and electronic banking income showed strong increases, while mortgage banking income declined. Services charges on deposits accounts increased $5.5 million, or 7%, reflecting the growth in demand deposits, and electronic banking income increased $3.5 million, or 14%, including additional third-party processing fees. Mortgage banking income declined $9.4 million, or 30%, largely reflecting a 37% decline in loan originations. We expect that fee income will likely continue to be mixed for the remainder of 2009.
The following table reflects the impacts of “Significant Items” to noninterest expense (see “Significant Items”).
Table 2 — Noninterest Expense — Significant Items Impact — 2009 Third Quarter vs. 2009 Second Quarter

	Third	Second
	Quarter	Quarter
(in thousands)	2009	2009	Change
Total noninterest expense	$401,097	$339,982	$61,115

Significant Items:
Goodwill impairment	—	4,231	(4,231)
FDIC special assessment	—	23,555	(23,555)
Gain on redemption of junior subordinated debt	—	(67,409)	67,409

Total noninterest expense, excluding Significant Items	$401,097	$379,605	$21,492

As shown in the table above, after adjusting for “Significant Items” (see “Significant Items”), noninterest expense increased $21.5 million. This increase included a $12.4 million increase in OREO and foreclosure expense, representing higher levels of problem assets, as well as loss mitigation activities. We expect expenses to be well controlled for the remainder of 2009.

Table 3 — Selected Quarterly Income Statement Data(1)

	2009			2008
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$553,846	$563,004	$569,957	$662,508	$685,728
Interest expense	191,027	213,105	232,452	286,143	297,092

Net interest income	362,819	349,899	337,505	376,365	388,636
Provision for credit losses	475,136	413,707	291,837	722,608	125,392

Net interest (loss) income after provision for credit losses	(112,317)	(63,808)	45,668	(346,243)	263,244

Service charges on deposit accounts	80,811	75,353	69,878	75,247	80,508
Brokerage and insurance income	33,996	32,052	39,948	31,233	34,309
Trust services	25,832	25,722	24,810	27,811	30,952
Electronic banking	28,017	24,479	22,482	22,838	23,446
Bank owned life insurance income	13,639	14,266	12,912	13,577	13,318
Automobile operating lease income	12,795	13,116	13,228	13,170	11,492
Mortgage banking income (loss)	21,435	30,827	35,418	(6,747)	10,302
Securities (losses) gains	(2,374)	(7,340)	2,067	(127,082)	(73,790)
Other income	41,901	57,470	18,359	17,052	37,320

Total noninterest income	256,052	265,945	239,102	67,099	167,857

Personnel costs	172,152	171,735	175,932	196,785	184,827
Outside data processing and other services	37,999	39,266	32,432	31,230	32,386
Net occupancy	25,382	24,430	29,188	22,999	25,215
OREO and foreclosure expense	38,968	26,524	9,887	8,171	9,113
Equipment	20,967	21,286	20,410	22,329	22,102
Amortization of intangibles	16,995	17,117	17,135	19,187	19,463
Professional services	18,108	16,658	16,454	16,430	12,234
Marketing	8,259	7,491	8,225	9,357	7,049
Automobile operating lease expense	10,589	11,400	10,931	10,483	9,093
Telecommunications	5,902	6,088	5,890	5,892	6,007
Printing and supplies	3,950	4,151	3,572	4,175	4,316
Goodwill impairment	—	4,231	2,602,713	—	—
Other expense	41,826	(10,395)	37,000	43,056	7,191

Total noninterest expense	401,097	339,982	2,969,769	390,094	338,996

(Loss) Income before income taxes	(257,362)	(137,845)	(2,684,999)	(669,238)	92,105
(Benefit) Provision for income taxes	(91,172)	(12,750)	(251,792)	(251,949)	17,042

Net (loss) income	$(166,190)	$(125,095)	$(2,433,207)	$(417,289)	$75,063

Dividends on preferred shares	29,223	57,451	58,793	23,158	12,091

Net (loss) income applicable to common shares	$(195,413)	$(182,546)	$(2,492,000)	$(440,447)	$62,972

Average common shares — basic	589,708	459,246	366,919	366,054	366,124
Average common shares — diluted (2)	589,708	459,246	366,919	366,054	367,361

Per common share

Net (loss) income — basic	$(0.33)	$(0.40)	$(6.79)	$(1.20)	$0.17
Net (loss) income — diluted	(0.33)	$(0.40)	$(6.79)	$(1.20)	$0.17
Cash dividends declared	0.0100	0.0100	0.0100	0.1325	0.1325

Return on average total assets	(1.28)%	(0.97)%	(18.22)	(3.04)%	0.55%
Return on average total shareholders’ equity	(12.5)	(10.2)	N.M.	(23.6)	4.7
Return on average tangible shareholders’ equity (3)	(13.3)	(10.3)	18.4	(43.2)	11.6
Net interest margin (4)	3.20	3.10	2.97	3.18	3.29
Efficiency ratio (5)	61.4	51.0	60.5	64.6	50.3
Effective tax rate (benefit)	(35.4)	(9.2)	(9.4)	(37.6)	18.5

Revenue — fully taxable equivalent (FTE)
Net interest income	$362,819	$349,899	$337,505	$376,365	$388,636
FTE adjustment	4,177	1,216	3,582	3,641	5,451

Net interest income (4)	366,996	351,115	341,087	380,006	394,087
Noninterest income	256,052	265,945	239,102	67,099	167,857

Total revenue (4)	$623,048	$617,060	$580,189	$447,105	$561,944

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items”.

(2)	For all the quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Net income (loss) excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 4 — Selected Year to Date Income Statement Data (1)

	Nine Months Ended September 30,		Change
(in thousands, except per share amounts)	2009	2008	Amount	Percent
Interest income	$1,686,807	$2,135,814	$(449,007)	(21)%
Interest expense	636,584	980,488	(343,904)	(35)

Net interest income	1,050,223	1,155,326	(105,103)	(9)
Provision for credit losses	1,180,680	334,855	845,825	N.M.

Net interest (loss) income after provision for credit losses	(130,457)	820,471	(950,928)	N.M.

Service charges on deposit accounts	226,042	232,806	(6,764)	(3)
Brokerage and insurance income	105,996	106,563	(567)	(1)
Trust services	76,364	98,169	(21,805)	(22)
Electronic Banking	74,978	67,429	7,549	11
Bank owned life insurance income	40,817	41,199	(382)	(1)
Automobile operating lease income	39,139	26,681	12,458	47
Mortgage banking income	87,680	15,741	71,939	N.M.
Securities (losses) gains	(7,647)	(70,288)	62,641	(89)
Other income	117,730	121,739	(4,009)	(3)

Total noninterest income	761,099	640,039	121,060	19

Personnel costs	519,819	586,761	(66,942)	(11)
Outside data processing and other services	109,697	96,933	12,764	13
Net occupancy	79,000	85,429	(6,429)	(8)
OREO and foreclosure expense	75,379	25,284	50,095	N.M.
Equipment	62,663	71,636	(8,973)	(13)
Amortization of intangibles	51,247	57,707	(6,460)	(11)
Professional services	51,220	33,183	18,037	54
Marketing	23,975	23,307	668	3
Automobile operating lease expense	32,920	20,799	12,121	58
Telecommunications	17,880	19,116	(1,236)	(6)
Printing and supplies	11,673	14,695	(3,022)	(21)
Goodwill impairment	2,606,944	—	2,606,944	—
Other expense	68,431	52,430	16,001	31

Total noninterest expense	3,710,848	1,087,280	2,623,568	N.M.

(Loss) Income before income taxes	(3,080,206)	373,230	(3,453,436)	N.M.
(Benefit) Provision for income taxes	(355,714)	69,747	(425,461)	N.M.

Net (loss) income	$(2,724,492)	$303,483	$(3,027,975)	N.M. %

Dividends declared on preferred shares	145,467	23,242	122,225	N.M.

Net (loss) income applicable to common shares	$(2,869,959)	$280,241	$(3,150,200)	N.M. %

Average common shares — basic	471,958	366,188	105,770	29%
Average common shares — diluted (2)	471,958	367,268	104,690	29

Per common share
Net income per common share — basic	$(6.08)	$0.77	$(6.85)	N.M. %
Net income (loss) per common share — diluted	(6.08)	0.76	(6.84)	N.M.
Cash dividends declared	0.030	0.530	(0.500)	(94)

Return on average total assets	(6.95)%	0.74%	(7.69)	N.M. %
Return on average total shareholders’ equity	(62.7)	6.6	(69.3)	N.M.
Return on average tangible shareholders’ equity (3)	(83.8)	15.9	(99.7)	N.M.
Net interest margin (4)	3.09	3.27	(0.18)	(6)
Efficiency ratio (5)	57.6	54.7	2.9	5
Effective tax rate (benefit)	(11.5)	18.7	(30.2)	N.M.

Revenue — fully taxable equivalent (FTE)
Net interest income	$1,050,223	$1,155,326	$(105,103)	(9)%
FTE adjustment	8,975	16,577	(7,602)	(46)

Net interest income	1,059,198	1,171,903	(112,705)	(10)
Noninterest income	761,099	640,038	121,061	19

Total revenue	$1,820,297	$1,811,941	$8,356	1%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items” discussion.

(2)	For all periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the period.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities (losses) gains.

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
Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule, volatility alone does not define a Significant Item. For example, changes in the provision for credit losses, gains/losses from investment activities, and asset valuation write downs reflect ordinary banking activities and are, therefore, typically excluded from consideration as a Significant Item.
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

Table 5 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	September 30, 2009		June 30, 2009		September 30, 2008
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income — reported earnings	$(166.2)		$(125.1)		$75.1
Earnings per share, after tax		$(0.33)		$(0.40)		$0.17
Change from prior quarter — $		0.07		6.39		(0.08)
Change from prior quarter — %		(17.5)%		94.1%		(32.0)

Change from a year-ago — $		$(0.50)		$(0.65)		$(0.21)
Change from a year-ago — %		N.M. %		N.M. %		(55.3)

Significant items — favorable (unfavorable) impact:	Earnings(1)	EPS	Earnings(1)	EPS	Earnings(1)	EPS

Gain on redemption of junior subordinated debt	$—	$—	$67.4	$0.10	$—	$—
Gain related to Visa® stock	—	—	31.4	0.04	—	—
FDIC special assessment	—	—	(23.6)	(0.03)	—	—
Goodwill impairment	—	—	(4.2)	(0.01)	—	—
Preferred stock conversion deemed dividend	—	—	—	(0.06)	—	—
Gain on extinguishment of debt	—	—	—	—	21.4	0.04
Deferred tax valuation allowance (provision) benefit (2)	—	—	—	—	(3.7)	(0.01)

	Nine Months Ended
	September 30, 2009			September 30, 2008
(in millions)	After-tax	EPS		After-tax	EPS
Net income — reported earnings	$(2,724.5)			$303.5
Earnings per share, after tax		$(6.08)	(3)		$0.76
Change from a year-ago — $		(6.84)			(0.36)
Change from a year-ago — %		N.M.	%		(32.1)%

Significant items — favorable (unfavorable) impact:	Earnings(1)	EPS	Earnings (1)	EPS

Franklin relationship restructuring (2)	$159.9	$0.34	$—	$—
Gain on redemption of junior subordinated debt	67.4	0.09	—	—
Gain related to Visa® stock	31.4	0.04	25.1	0.04
Goodwill impairment	(2,606.9)	(5.52)	—	—
FDIC special assessment	(23.6)	(0.03)	—	—
Preferred stock conversion deemed dividend	—	(0.12)	—	—
Gain on extinguishment of debt	—	—	23.5	0.04
Visa® indemnification liability	—	—	12.4	0.02
Deferred tax valuation allowance benefit (2)	—	—	10.8	0.03
Merger and restructuring costs	—	—	(21.8)	(0.04)
Asset impairment	—	—	(12.4)	(0.02)

(1)	Pretax unless otherwise noted.

(2)	After-tax.

(3)	Reflects the impact of the 346.8 million additional shares of common stock issued during the period through two common stock public offerings, three discretionary equity issuance programs, and conversions of preferred stock into common stock. Of these shares, 24.6 million were issued late in the 2009 first quarter, 177.0 million were issued during the 2009 second quarter, and the remaining 145.2 million were issued during the 2009 third quarter.

Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by a number of Significant Items summarized below.

1.	Goodwill Impairment. The impacts of goodwill impairment on our reported results were as follows:
•	During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million pretax ($7.09 per common share) charge. (See “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section for additional information).

•	During the 2009 second quarter, a pretax goodwill impairment of $4.2 million ($0.01 per common share) was recorded relating to the sale of a small payments-related business in July 2009.
2.	Franklin Relationship Restructuring. The impacts of the Franklin relationship on our reported results were as follows (see “Franklin Relationship” discussion located within the “Risk Management and Capital” section and the “Franklin Loans” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” discussion for additional information.):
•	Performance for the 2009 first quarter included a nonrecurring net tax benefit of $159.9 million ($0.44 per common share) related to the restructuring with Franklin. Also as a result of the restructuring, although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to write-down the acquired mortgages and OREO collateral to fair value.

•	The restructuring affects the comparability of our 2009 second quarter income statement with prior periods. In the 2009 second quarter, we recorded interest income from the loans that we now own as a result of the restructuring. Interest income was earned through interest payments on accruing loans, from the payoff of loans that were recorded at a discount, and through the accretion of the accretable discount recorded at the time the loans were acquired. Noninterest expense was also impacted as, effective with the 2009 second quarter, we pay Franklin to service the loans, and record the expense of holding foreclosed homes, including any declines in the fair value of these homes below their carrying value.
3.	Preferred Stock Conversion. During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in negative impacts of $0.08 per common share for the 2009 first quarter and $0.06 per common share for the 2009 second quarter. (See “Capital” discussion located within the “Risk Management and Capital” section for additional information.)

4.	Visa®. Prior to the Visa® initial public offering (IPO) occurring in March 2008, Visa® was owned by its member banks, which included the Bank. The impacts related to the Visa® IPO for the first nine-month periods of 2009 and 2008 are presented in the following table:

Table 6 — Visa® impacts — First Nine-Month Periods of 2009 and 2008

	2009			2008
(in millions)	Third Quarter	Second Quarter	First Quarter	Third Quarter	Second Quarter	First Quarter

Gain related to Visa® stock sale(1)	$—	$31.4	$—	$—	$—	$25.1
Visa® indemnification liability (2)	—	—	—	—	—	12.4
Deferred tax valuation allowance benefit (3)	—	—	—	(3.7)	3.4	11.1

(1)	Pretax. Recorded to noninterest income, and represents a gain on the sale of ownership interest in Visa®. As part of the 2009 second quarter sale, we released $8.2 million, as of June 30, 2009, of the remaining indemnification liability. Concurrently, we established a $7.1 million swap liability associated with the conversion protection provided to the purchasers of the Visa® shares.

(2)	Pretax. Recorded to noninterest expense, and represents a reversal of our pro-rata portion of an indemnification charge provided to Visa® by its member banks for various litigation filed against Visa®, as an escrow account was established by Visa® using a portion of the proceeds received from the IPO.

(3)	After-tax. Recorded to provision for income taxes, and represents a reduction to the previously established capital loss carry-forward valuation allowance related to the value of Visa® shares held.
5. Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2009 — Second Quarter
•	$67.4 million pretax gain ($0.10 per common share) related to the redemption of a portion of our junior subordinated debt.

•	$23.6 million ($0.03 per common share) negative impact due to a special FDIC insurance premium assessment.
2008 — Third Quarter
•	$21.4 million ($0.04 per common share) gain related to the extinguishment of debt.
2008 — Second Quarter
•	$14.6 million ($0.03 per common share) of merger and restructuring costs related to the Sky Financial Group, Inc. acquisition in 2007.

•	$2.2 million gain related to the extinguishment of debt.

•	$1.4 million of asset impairment, included in other noninterest expense, relating to the charge-off of a receivable.
2008 — First Quarter
•	$11.0 million ($0.02 per common share) of asset impairment, including (a) $5.9 million venture capital loss included in other noninterest income, (b) $2.6 million charge-off of a receivable included in other noninterest expense, and (c) $2.5 million write-down of leasehold improvements in our Cleveland main office included net occupancy expense.

•	$7.3 million ($0.01 per common share) of merger and restructuring costs related to the Sky Financial Group, Inc. acquisition in 2007.

Net Interest Income / Average Balance Sheet
2009 Third Quarter versus 2008 Third Quarter
Fully-taxable equivalent net interest income decreased $27.1 million, or 7%, from the year-ago quarter. This reflected the unfavorable impact of a $2.1 billion, or 4%, decline in total average earning assets, as well as a 9 basis point decline in the net interest margin to 3.20% from 3.29%. The decline in total average earning assets reflected a $3.1 billion, or 8%, decline in average total loans and leases, partially offset by a $1.0 billion, or 16%, increase in other earning assets, primarily investment securities.
The following table details the changes in our average loans and leases and average deposits:
Table 7 — Average Loans/Leases and Deposits — 2009 Third Quarter vs. 2008 Third Quarter

	Third Quarter		Change
(in millions)	2009	2008	Amount	Percent
Average Loans/Leases
Commercial and industrial	$12,922	$13,629	$(707)	(5)%
Commercial real estate	8,879	9,816	(937)	(10)

Total commercial	21,801	23,445	(1,644)	(7)

Automobile loans and leases	3,230	4,624	(1,394)	(30)
Home equity	7,581	7,453	128	2
Residential mortgage	4,487	4,812	(325)	(7)
Other consumer	756	670	86	13

Total consumer	16,054	17,559	(1,505)	(9)

Total loans	$37,855	$41,004	$(3,149)	(8)%

Average Deposits
Demand deposits — noninterest bearing	$6,186	$5,080	$1,106	22%
Demand deposits — interest bearing	5,140	4,005	1,135	28
Money market deposits	7,601	5,860	1,741	30
Savings and other domestic time deposits	4,771	5,100	(329)	(6)
Core certificates of deposit	11,646	11,993	(347)	(3)

Total core deposits	35,344	32,038	3,306	10
Other deposits	4,249	5,765	(1,516)	(26)

Total deposits	$39,593	$37,803	$1,790	5%

The $3.1 billion, or 8%, decrease in average total loans and leases reflected:
•	$1.6 billion, or 7%, decrease in average total commercial loans. The $0.9 billion, or 10%, decrease in average CRE loans reflected a combination of factors, including our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of charge-offs and the 2009 first quarter reclassification of CRE loans to C&I loans. The decline in average C&I loans reflected the impact of the reclassification project, offset by paydowns, automobile dealer floorplan reductions, and the Franklin restructuring and related 2008 fourth quarter and 2009 first quarter charge-offs.

•	$1.5 billion, or 9%, decrease in average total consumer loans. This primarily reflected a $1.4 billion, or 30%, decline in average automobile loans and leases due to the 2009 first quarter securitization of $1.0 billion of automobile loans, as well as the continued runoff of the automobile lease portfolio. The $0.3 billion, or 7%, decline in average residential mortgages reflected the impact of loan sales, as well as the continued refinance of portfolio loans and the related increased sale of fixed-rate originations, partially offset by additions related to the 2009 first quarter Franklin restructuring. Average home equity loans increased 2%, due primarily to increased line usage and slower runoff experience. The increased line usage continued to be associated with higher quality borrowers taking advantage of the low interest rate environment.

The $1.0 billion, or 16%, increase in other earning assets reflected a $2.0 billion, or 42%, increase in average total investment securities as the cash proceeds from capital actions during the second and third quarters were deployed (See the “Capital / Capital Adequacy” section located within the “Risk Management and Capital” section for a full discussion). Average trading account securities declined $0.9 billion, or 89%, from the year-ago quarter, due to the reduction in the use of trading securities to hedge mortgage servicing rights (MSRs).
Average total deposits increased $1.8 billion, or 5%, from the year-ago quarter and reflected:
•	$3.3 billion, or 10%, growth in average total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.
Partially offset by:
•	A $1.5 billion, or 26%, decrease in average other deposits, primarily reflecting our deployment of excess liquidity in reducing noncore funding sources.
2009 Third Quarter versus 2009 Second Quarter
Compared with the 2009 second quarter, fully-taxable equivalent net interest income increased $15.9 million, or 5%. This primarily reflected a 10 basis point increase in the net interest margin to 3.20% from 3.10%, as average total earning assets were essentially unchanged. The increase in the net interest margin reflected a combination of factors including favorable impacts from strong core deposit growth and the benefit of lower deposit pricing, partially offset by the negative impact of maintaining a higher liquidity position. Average total earning assets were essentially unchanged as a $1.2 billion, or 18%, increase in other earning assets, primarily investment securities, was offset by a $1.2 billion, or 3%, decline in average total loans and leases.
The following table details the changes in our average loans and leases and average deposits:
Table 8 — Average Loans/Leases and Deposits — 2009 Third Quarter vs. 2009 Second Quarter

	2009	2009	Change
(in millions)	Third Quarter	Second Quarter	Amount	Percent
Average Loans/Leases
Commercial and industrial	$12,922	$13,523	$(601)	(4)%
Commercial real estate	8,879	9,199	(320)	(3)

Total commercial	21,801	22,722	(921)	(4)

Automobile loans and leases	3,230	3,290	(60)	(2)
Home equity	7,581	7,640	(59)	(1)
Residential mortgage	4,487	4,657	(170)	(4)
Other consumer	756	698	58	8

Total consumer	16,054	16,285	(231)	(1)

Total loans	$37,855	$39,007	$(1,152)	(3)%

Average Deposits
Demand deposits — noninterest bearing	$6,186	$6,021	$165	3%
Demand deposits — interest bearing	5,140	4,547	593	13
Money market deposits	7,601	6,355	1,246	20
Savings and other domestic time deposits	4,771	5,031	(260)	(5)
Core certificates of deposit	11,646	12,501	(855)	(7)

Total core deposits	35,344	34,455	889	3
Other deposits	4,249	5,079	(830)	(16)

Total deposits	$39,593	$39,534	$59	—%

Average total loans and leases declined $1.2 billion, or 3%, reflecting:
•	$0.9 billion, or 4%, decline in average total commercial loans. Average C&I loans were lower based, in part on lower line utilization across the portfolio, particularly in automobile dealer floorplan loans. The lower floorplan balances were consistent with the lower level of dealer car inventories resulting from the “cash for clunkers” program and lower manufacturer production levels. We continue to expect no material credit impact from dealership closings. The planned decline in average CRE loans primarily reflected payoffs, balance reductions, and charge-offs.

•	$0.2 billion, or 1%, decline in average total consumer loans. The decline was spread evenly across the portfolio segments. The decline in average automobile loans and leases was consistent with our expectations given market conditions along with the continued run-off of the automobile lease portfolio. Demand for home equity loans remained weak, reflecting the impact of the economic environment and depressed home values. The decline in residential mortgages reflected the impact of lower market interest rates, the related increase in fixed-rate refinancing activity, and our practice of selling virtually all of our longer-term fixed-rate production. It also reflected the more conservative position on loss recognition, active loss mitigation and troubled debt restructuring efforts, as well as the transfer to held for sale, and subsequent sale in the 2009 fourth quarter, of some underperforming loans.
The $1.2 billion, or 18%, increase in other earning assets reflected a $1.3 billion, or 25%, increase in average total investment securities as the cash proceeds from capital actions during the second and third quarters were deployed. (See the “Capital / Capital Adequacy” section located within the “Risk Management and Capital” section for a full discussion). The increase primarily represented the purchase of agency debt with an average 2-year maturity and agency CMOs with an average 3-year maturity.
Average total deposits increased slightly from the prior quarter and reflected:
•	$0.9 billion, or 3%, growth in average total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.
Partially offset by:
•	$0.8 billion, or 16%, decline in other deposits, reflecting our deployment of excess liquidity in reducing noncore funding sources.
Tables 9 and 10 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 9 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully-taxable equivalent basis	2009			2008		3Q09 vs 3Q08
(in millions)	Third	Second	First	Fourth	Third	Amount	Percent
Assets
Interest bearing deposits in banks	$393	$369	$355	$343	$321	$72	22%
Trading account securities	107	88	278	940	992	(885)	(89)
Federal funds sold and securities purchased under resale agreements	7	—	19	48	363	(356)	(98)
Loans held for sale	524	709	627	329	274	250	91
Investment securities:
Taxable	6,510	5,181	3,961	3,789	3,975	2,535	64
Tax-exempt	129	126	465	689	712	(583)	(82)

Total investment securities	6,639	5,307	4,426	4,478	4,687	1,952	42
Loans and leases: (1)
Commercial:
Commercial and industrial	12,922	13,523	13,541	13,746	13,629	(707)	(5)
Commercial real estate:
Construction	1,808	1,946	2,033	2,103	2,090	(282)	(13)
Commercial	7,071	7,253	8,079	8,115	7,726	(655)	(8)

Commercial real estate	8,879	9,199	10,112	10,218	9,816	(937)	(10)

Total commercial	21,801	22,722	23,653	23,964	23,445	(1,644)	(7)

Consumer:
Automobile loans	2,886	2,867	3,837	3,899	3,856	(970)	(25)
Automobile leases	344	423	517	636	768	(424)	(55)

Automobile loans and leases	3,230	3,290	4,354	4,535	4,624	(1,394)	(30)
Home equity	7,581	7,640	7,577	7,523	7,453	128	2
Residential mortgage	4,487	4,657	4,611	4,737	4,812	(325)	(7)
Other loans	756	698	671	678	670	86	13

Total consumer	16,054	16,285	17,213	17,473	17,559	(1,505)	(9)

Total loans and leases	37,855	39,007	40,866	41,437	41,004	(3,149)	(8)
Allowance for loan and lease losses	(950)	(930)	(913)	(764)	(731)	(219)	(30)

Net loans and leases	36,905	38,077	39,953	40,673	40,273	(3,368)	(8)

Total earning assets	45,525	45,480	46,571	47,575	47,641	(2,116)	(4)

Cash and due from banks	2,553	2,466	1,553	928	925	1,628	N.M.
Intangible assets	755	780	3,371	3,421	3,441	(2,686)	(78)
All other assets	3,797	3,701	3,571	3,447	3,384	413	12

Total Assets	$51,680	$51,497	$54,153	$54,607	$54,660	$(2,980)	(5)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest bearing	$6,186	$6,021	$5,544	$5,205	$5,080	$1,106	22%
Demand deposits — interest bearing	5,140	4,547	4,076	3,988	4,005	1,135	28
Money market deposits	7,601	6,355	5,593	5,500	5,860	1,741	30
Savings and other domestic deposits	4,771	5,031	5,041	5,034	5,100	(329)	(6)
Core certificates of deposit	11,646	12,501	12,784	12,588	11,993	(347)	(3)

Total core deposits	35,344	34,455	33,038	32,315	32,038	3,306	10
Other domestic deposits of $250,000 or more	747	886	1,069	1,365	1,692	(945)	(56)
Brokered deposits and negotiable CDs	3,058	3,740	3,449	3,049	3,025	33	1
Deposits in foreign offices	444	453	633	854	1,048	(604)	(58)

Total deposits	39,593	39,534	38,189	37,583	37,803	1,790	5
Short-term borrowings	879	879	1,099	1,748	2,131	(1,252)	(59)
Federal Home Loan Bank advances	924	947	2,414	3,188	3,139	(2,215)	(71)
Subordinated notes and other long-term debt	4,136	4,640	4,612	4,252	4,382	(246)	(6)

Total interest bearing liabilities	39,346	39,979	40,770	41,566	42,375	(3,029)	(7)

All other liabilities	863	569	614	817	882	(19)	(2)
Shareholders’ equity	5,285	4,928	7,225	7,019	6,323	(1,038)	(16)

Total Liabilities and Shareholders’ Equity	$51,680	$51,497	$54,153	$54,607	$54,660	$(2,980)	(5)%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 10 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2009			2008
Fully-taxable equivalent basis (1)	Third	Second	First	Fourth	Third
Assets
Interest bearing deposits in banks	0.28%	0.37%	0.45%	1.44%	2.17%
Trading account securities	1.96	2.22	4.04	5.32	5.45
Federal funds sold and securities purchased under resale agreements	0.14	0.82	0.20	0.24	2.02
Loans held for sale	5.20	5.19	5.04	6.58	6.54
Investment securities:
Taxable	3.99	4.63	5.60	5.74	5.54
Tax-exempt	6.77	6.83	6.61	7.02	6.80

Total investment securities	4.04	4.69	5.71	5.94	5.73
Loans and leases: (3)
Commercial:
Commercial and industrial	5.19	5.00	4.60	5.01	5.46
Commercial real estate:
Construction	2.61	2.78	2.76	4.55	4.69
Commercial	3.43	3.56	3.76	5.07	5.33

Commercial real estate	3.26	3.39	3.55	4.96	5.19

Total commercial	4.40	4.35	4.15	4.99	5.35

Consumer:
Automobile loans	7.34	7.28	7.20	7.17	7.13
Automobile leases	6.25	6.12	6.03	5.82	5.70

Automobile loans and leases	7.22	7.13	7.06	6.98	6.89
Home equity	5.75	5.75	5.13	5.87	6.19
Residential mortgage	5.03	5.12	5.71	5.84	5.83
Other loans	7.21	8.22	8.97	9.25	9.71

Total consumer	5.91	5.95	5.92	6.28	6.41

Total loans and leases	5.04	5.02	4.90	5.53	5.80

Total earning assets	4.86%	4.99%	4.99%	5.57%	5.77%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	0.22	0.18	0.14	0.34	0.51
Money market deposits	1.20	1.14	1.02	1.31	1.66
Savings and other domestic deposits	1.33	1.37	1.50	1.72	1.79
Core certificates of deposit	3.27	3.50	3.81	4.02	4.05

Total core deposits	1.88	2.06	2.28	2.50	2.58
Other domestic deposits of $250,000 or more	2.24	2.61	2.92	3.39	3.50
Brokered deposits and negotiable CDs	2.49	2.54	2.97	3.39	3.37
Deposits in foreign offices	0.20	0.20	0.17	0.90	1.49

Total deposits	1.92	2.11	2.33	2.58	2.66
Short-term borrowings	0.25	0.26	0.25	0.85	1.42
Federal Home Loan Bank advances	0.92	1.13	1.03	3.04	2.92
Subordinated notes and other long-term debt	2.58	2.91	3.29	4.49	4.29

Total interest bearing liabilities	1.93%	2.14%	2.31%	2.74%	2.79%

Net interest rate spread	2.93%	2.85%	2.68%	2.83%	2.98%
Impact of noninterest bearing funds on margin	0.27	0.25	0.29	0.35	0.31

Net interest margin	3.20%	3.10%	2.97%	3.18%	3.29%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 3 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2009 First Nine Months versus 2008 First Nine Months
Fully-taxable equivalent net interest income for the first nine-month period of 2009 declined $112.7 million, or 10%, from the comparable year-ago period. This decline primarily reflected an 18 basis point decline in the net interest margin, a 4% decline in average earning assets, the unfavorable impact of maintaining a higher liquidity position, and an increase in NALs. These factors were partially offset by managed reductions of our balance sheet and other capital management initiatives.
The following table details the changes in our average loans and leases and average deposits:

Table 11 — Average Loans/Leases and Deposits — First Nine Months 2009 vs. First Nine Months 2008

	Nine Months Ended
	September 30,		Change
(in millions)	2009	2008	Amount	Percent
Average Loans
Commercial and industrial	$13,327	$13,535	$(208)	(2)%
Commercial real estate	9,392	9,568	(176)	(2)

Total commercial	22,719	23,103	(384)	(2)%

Automobile loans and leases	3,620	4,525	(905)	(20)%
Home equity	7,600	7,364	236	3
Residential mortgage	4,584	5,113	(529)	(10)
Other consumer	709	695	14	2

Total consumer	16,513	17,697	(1,184)	(7)

Total loans	$39,232	$40,800	$(1,568)	(4)%

Average Deposits
Demand deposits — non-interest bearing	$5,919	$5,058	$861	17%
Demand deposits — interest bearing	4,591	4,008	583	15
Money market deposits	6,524	6,292	232	4
Savings and other domestic time deposits	4,946	5,185	(239)	(5)
Core certificates of deposit	12,308	11,317	991	9

Total core deposits	34,288	31,860	2,428	8
Other deposits	4,822	6,061	(1,239)	(20)

Total deposits	$39,110	$37,921	$1,189	3%

The $1.6 billion, or 4%, decrease in average total loans and leases primarily reflected:
•	$0.9 billion, or 20%, decline in average automobile loans and leases due to the 2009 first quarter securitization of $1.0 billion of automobile loans, as well as the continued runoff of the automobile lease portfolio.

•	$0.5 billion, or 10%, decline in residential mortgages reflecting the impact of loan sales, as well as the continued refinance of portfolio loans. The majority of this refinance activity was fixed-rate loans, which we typically sell in the secondary market.

•	$0.4 billion, or 2%, decline in average total commercial loans. The decline in average CRE loans reflected our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of charge-offs and the 2009 first quarter reclassification of CRE loans to C&I loans. The decline in average C&I loans reflected paydowns and the Franklin restructuring; partially offset by the 2009 first quarter reclassification project.

Partially offset by:
•	$0.2 billion, or 3%, increase in average home equity loans reflecting higher utilization of existing lines resulting from higher quality borrowers taking advantage of the current relatively lower interest rate environment, as well as a slowdown in runoff.
Other average earning assets declined $0.4 million, reflecting a decline in trading account securities due to the reduction in the use of these securities to hedge MSRs, partially offset by an increase in total investment securities as the cash proceeds from capital actions during the first nine-month period of 2009 were deployed.
The $1.2 billion, or 3%, increase in average total deposits reflected:
•	$2.4 billion, or 8%, growth in total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.
Partially offset by:
•	$1.2 billion, or 20%, decline in average noncore deposits, reflecting a managed decline in public fund deposits as well as planned efforts to reduce our reliance on noncore funding sources.

Table 12 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Nine Months Ending September 30,		Change		Nine Months Ending September 30,
(in millions of dollars)	2009	2008	Amount	Percent	2009	2008
Assets
Interest bearing deposits in banks	$372	$290	$82	28%	0.36%	2.96%
Trading account securities	157	1,139	(982)	(86)	3.24	5.26
Federal funds sold and securities purchased under resale agreements	8	565	(557)	(99)	0.19	2.52
Loans held for sale	620	446	174	39	5.15	5.86
Investment securities:
Taxable	5,227	3,908	1,319	34	4.60	5.58
Tax-exempt	239	711	(472)	(66)	6.72	6.77

Total investment securities	5,466	4,619	847	18	4.70	5.76
Loans and leases: (3)
Commercial:
Commercial and industrial	13,327	13,535	(208)	(2)	4.92	5.79
Commercial real estate:
Construction	1,928	2,047	(119)	(6)	2.72	5.14
Commercial	7,464	7,521	(57)	(1)	3.59	5.68

Commercial real estate	9,392	9,568	(176)	(2)	3.41	5.56

Total commercial	22,719	23,103	(384)	(2)	4.30	5.68

Consumer:
Automobile loans	3,193	3,601	(408)	(11)	7.26	7.16
Automobile leases	427	924	(497)	(54)	6.13	5.60
Automobile loans and leases	3,620	4,525	(905)	(20)	7.13	6.85
Home equity	7,600	7,364	236	3	5.55	6.60
Residential mortgage	4,584	5,113	(529)	(10)	5.29	5.83
Other loans	709	695	14	2	8.09	10.05

Total consumer	16,513	17,697	(1,184)	(7)	5.93	6.58

Total loans and leases	39,232	40,800	(1,568)	(4)	4.99	6.08

Allowance for loan and lease losses	(931)	(672)	(259)	(39)

Net loans and leases	38,301	40,128	(1,827)	(5)

Total earning assets	45,855	47,859	(2,004)	(4)	4.94%	6.01%

Cash and due from banks	2,195	968	1,227	N.M.
Intangible assets	1,626	3,454	(1,828)	(53)
All other assets	3,689	3,419	270	8

Total Assets	$52,434	$55,028	$(2,594)	(5)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,919	$5,058	$861	17%	—%	—%
Demand deposits — interest bearing	4,591	4,008	583	15	0.19	0.62
Money market deposits	6,524	6,292	232	4	1.13	2.11
Savings and other domestic time deposits	4,946	5,185	(239)	(5)	1.40	1.95
Core certificates of deposit	12,308	11,317	991	9	3.53	4.36

Total core deposits	34,288	31,860	2,428	8	2.07	2.80
Other domestic time deposits of $250,000 or more	899	1,737	(838)	(48)	2.63	3.87
Brokered deposits and negotiable CDs	3,414	3,309	105	3	2.67	3.75
Deposits in foreign offices	509	1,015	(506)	(50)	0.19	1.75

Total deposits	39,110	37,921	1,189	3	2.12	2.93
Short-term borrowings	951	2,584	(1,633)	(63)	0.26	1.99
Federal Home Loan Bank advances	1,423	3,312	(1,889)	(57)	1.03	3.30
Subordinated notes and other long-term debt	4,461	4,043	418	10	2.94	4.52

Total interest bearing liabilities	40,026	42,802	(2,776)	(6)	2.12	3.05

All other liabilities	684	982	(298)	(30)
Shareholders’ equity	5,805	6,186	(381)	(6)

Total Liabilities and Shareholders’ Equity	$52,434	$55,028	$(2,594)	(5)%

Net interest rate spread					2.82	2.96
Impact of non-interest bearing funds on margin					0.27	0.31

Net interest margin					3.09%	3.27%

N.M., not a meaningful value.

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 4 for the FTE adjustment.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2 and the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The following table details the Franklin-related impact to the provision for credit losses for each of the past five quarters:
Table 13 — Provision for Credit Losses — Franklin-Related Impact

	2009			2008
(in millions)	Third	Second	First	Fourth	Third

Provision for credit losses
Franklin	$(3.5)	$(10.1)	$—	$438.0	$—
Non-Franklin	478.6	423.8	291.8	284.6	125.4

Total	$475.1	$413.7	$291.8	$722.6	$125.4

Total net charge-offs (recoveries)
Franklin	$(3.5)	$(10.1)	$128.3	$423.3	$—
Non-Franklin	359.4	344.5	213.2	137.3	83.8

Total	$355.9	$334.4	$341.5	$560.6	$83.8

Provision for credit losses in excess of net charge-offs
Franklin	$—	$—	$(128.3)	$14.7	$—
Non-Franklin	119.2	79.3	78.6	147.3	41.6

Total	$119.2	$79.3	$(49.7)	$162.0	$41.6

The provision for credit losses in the first nine-month period of 2009 was $1,180.7 million, up $845.8 million from the comparable year-ago period of $334.9 million. The reported provision for credit losses for the first nine-month period of 2009 of $1,180.7 million exceeded total NCOs by $148.8 million (see the “Credit Quality” section located within the “Risk Management and Capital” section for a full discussion).

Noninterest Income
(This section should be read in conjunction with Significant Items 4 and 5.)
The following table reflects noninterest income for each of the past five quarters:
Table 14 — Noninterest Income

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
Service charges on deposit accounts	$80,811	$75,353	$69,878	$75,247	$80,508
Brokerage and insurance income	33,996	32,052	39,948	31,233	34,309
Trust services	25,832	25,722	24,810	27,811	30,952
Electronic banking	28,017	24,479	22,482	22,838	23,446
Bank owned life insurance income	13,639	14,266	12,912	13,577	13,318
Automobile operating lease income	12,795	13,116	13,228	13,170	11,492
Mortgage banking income (loss)	21,435	30,827	35,418	(6,747)	10,302
Securities (losses) gains	(2,374)	(7,340)	2,067	(127,082)	(73,790)
Other income	41,901	57,470	18,359	17,052	37,320

Total non-interest income	$256,052	$265,945	$239,102	$67,099	$167,857

The following table details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:
Table 15 — Mortgage Banking Income and Net Impact of MSR Hedging

	2009			2008
(in thousands, except as noted)	Third	Second	First	Fourth	Third
Mortgage Banking Income
Origination and secondary marketing	$16,491	$31,782	$29,965	$7,180	$7,647
Servicing fees	12,320	12,045	11,840	11,660	11,838
Amortization of capitalized servicing (1)	(10,050)	(14,445)	(12,285)	(6,462)	(6,234)
Other mortgage banking income	4,109	5,381	9,404	2,959	3,519

Sub-total	22,870	34,763	38,924	15,337	16,770
MSR valuation adjustment (1)	(17,348)	46,551	(10,389)	(63,355)	(10,251)
Net trading gains (losses) related to MSR hedging	15,913	(50,487)	6,883	41,271	3,783

Total mortgage banking income (loss)	$21,435	$30,827	$35,418	$(6,747)	$10,302

Mortgage originations (in millions)	$998	$1,587	$1,546	$724	$680
Average trading account securites used to hedge MSRs (in millions)	19	20	223	857	941
Capitalized mortgage servicing rights (2)	200,969	219,282	167,838	167,438	230,398
Total mortgages serviced for others (in millions)(2)	16,145	16,246	16,315	15,754	15,741
MSR % of investor servicing portfolio	1.24%	1.35%	1.03%	1.06%	1.46%

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(17,348)	$46,551	$(10,389)	$(63,355)	$(10,251)
Net trading gains (losses) related to MSR hedging	15,913	(50,487)	6,883	41,271	3,783
Net interest income related to MSR hedging	191	199	2,441	9,473	8,368

Net impact of MSR hedging	$(1,244)	$(3,737)	$(1,065)	$(12,611)	$1,900

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2009 Third Quarter versus 2008 Third Quarter
Noninterest income increased $88.2 million, or 53%, from the year-ago quarter.
Table 16 — Noninterest Income — 2009 Third Quarter vs. 2008 Third Quarter

	Third Quarter		Change
(in thousands)	2009	2008	Amount	Percent
Service charges on deposit accounts	$80,811	$80,508	$303	—%
Brokerage and insurance income	33,996	34,309	(313)	(1)
Trust services	25,832	30,952	(5,120)	(17)
Electronic banking	28,017	23,446	4,571	19
Bank owned life insurance income	13,639	13,318	321	2
Automobile operating lease income	12,795	11,492	1,303	11
Mortgage banking income	21,435	10,302	11,133	N.M.
Securities (losses) gains	(2,374)	(73,790)	71,416	(97)
Other income	41,901	37,320	4,581	12

Total noninterest income	$256,052	$167,857	$88,195	53%

N.M., not a meaningful value.
The $88.2 million increase in total noninterest income reflected:
•	$71.4 million improvement in securities losses as the current quarter reflected a $2.4 million loss compared with a $73.8 million loss in the year-ago quarter as that period included a $76.6 million OTTI adjustment in the Alt-A mortgage loan-backed securities portfolio.

•	$11.1 million increase in mortgage banking income, reflecting an $8.8 million increase in origination and secondary marketing income as originations in the current quarter were 47% higher, as well as a $5.0 million net improvement in MSR valuation and hedging activity (see Table 15).

•	$4.6 million, or 19%, increase in electronic banking income including additional third-party processing fees.

•	$4.6 million, or 12%, increase in other income, reflecting the current quarter’s net impact of a $22.8 million change in fair value of our derivatives that did not qualify for hedge accounting, partially offset by a $7.5 million loss on sale of loans held for sale, as well as lower mezzanine lending income, equity investment gains, and derivatives income.
Partially offset by:
•	$5.1 million, or 17%, decline in trust services income, reflecting the impact of lower market values on asset management revenues and reduced yields on money market funds.
2009 Third Quarter versus 2009 Second Quarter
Noninterest income decreased $9.9 million, or 4%, from the 2009 second quarter.

Table 17 — Noninterest Income — 2009 Third Quarter vs. 2009 Second Quarter

	Third	Second
	Quarter	Quarter	Change
(in thousands)	2009	2009	Amount	Percent
Service charges on deposit accounts	$80,811	$75,353	$5,458	7%
Brokerage and insurance income	33,996	32,052	1,944	6
Trust services	25,832	25,722	110	—
Electronic banking	28,017	24,479	3,538	14
Bank owned life insurance income	13,639	14,266	(627)	(4)
Automobile operating lease income	12,795	13,116	(321)	(2)
Mortgage banking income	21,435	30,827	(9,392)	(30)
Securities (losses) gains	(2,374)	(7,340)	4,966	(68)
Other income	41,901	57,470	(15,569)	(27)

Total noninterest income	$256,052	$265,945	$(9,893)	(4)%

The $9.9 million decrease in total noninterest income reflected:
•	$15.6 million, or 27%, decline in other income, as the prior quarter included a $31.4 million gain on the sale of Visa® stock. The current quarter reflected a $22.8 million benefit representing the change in fair value of our derivatives that did not qualify for hedge accounting. This benefit was partially offset by a $7.5 million loss on commercial loans held for sale as well as other equity investment losses.

•	$9.4 million, or 30%, decline in mortgage banking income, primarily reflecting a $15.3 million decline in origination and secondary marketing income as loan originations declined 37% from the prior quarter. This was partially offset by a $2.5 million net improvement in MSR valuation and hedging from the prior quarter (see Table 15).
Partially offset by:
•	$5.5 million, or 7%, increase in service charges on deposit accounts, primarily reflecting seasonally higher personal service charges, mostly nonsufficient funds and overdraft related, as well as account growth.

•	$5.0 million decline in securities losses as the current quarter reflected a $2.4 million loss compared with a $7.3 million loss in the prior quarter.

•	$3.5 million, or 14%, increase in electronic banking income including additional third-party processing fees.

2009 First Nine Months versus 2008 First Nine Months
The following table reflects noninterest income for the first nine-month periods of 2009 and 2008:
Table 18 — Noninterest Income — 2009 First Nine Months vs. 2008 First Nine Months

	Nine Months Ended
	September 30,		Change
(in thousands)	2009	2008	Amount	Percent
Service charges on deposit accounts	$226,042	$232,806	$(6,764)	(3)%
Brokerage and insurance income	105,996	106,563	(567)	(1)
Trust services	76,364	98,169	(21,805)	(22)
Electronic banking	74,978	67,429	7,549	11
Bank owned life insurance income	40,817	41,199	(382)	(1)
Automobile operating lease income	39,139	26,681	12,458	47
Mortgage banking income	87,680	15,741	71,939	N.M.
Securities (losses) gains	(7,647)	(70,288)	62,641	N.M.
Other income	117,730	121,739	(4,009)	(3)

Total noninterest income	$761,099	$640,039	$121,060	19%

N.M., not a meaningful value.

The following table details mortgage banking income and the net impact of MSR hedging activity for the first nine-month periods of 2009 and 2008:
Table 19 — Mortgage Banking Income and Net Impact of MSR Hedging

	Nine Months Ended
	September 30,		YTD 2009 vs 2008
(in thousands, except as noted)	2009	2008	Amount	Percent
Mortgage Banking Income

Origination and secondary marketing	$78,238	$30,077	$48,161	N.M. %
Servicing fees	36,205	33,898	2,307	7
Amortization of capitalized servicing (1)	(36,780)	(20,172)	(16,608)	(82)
Other mortgage banking income	18,894	13,809	5,085	37

Sub-total	96,557	57,612	38,945	68

MSR valuation adjustment (1)	18,814	10,687	8,127	76
Net trading losses related to MSR hedging	(27,691)	(52,558)	24,867	47

Total mortgage banking income	$87,680	$15,741	$71,939	N.M. %

Mortgage originations (in millions)	$4,131	3,049	$1,082	35%
Average trading account securites used to hedge MSRs (in millions)	87	1,089	(1,002)	(92)

Capitalized mortgage servicing rights (2)	$200,969	$230,398	(29,429)	(13)

Total mortgages serviced for others (2) (in millions)	16,145	15,741	404	3

MSR % of investor servicing portfolio	1.24%	1.46%	(0.22)%	(15)%

Net Impact of MSR Hedging

MSR valuation adjustment (1)	$18,814	$10,687	$8,127	76%

Net trading losses related to MSR hedging	(27,691)	(52,558)	24,867	(47)

Net interest income related to MSR hedging	2,831	23,666	(20,835)	(88)

Net impact of MSR hedging	$(6,046)	$(18,205)	$12,159	(67)%

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
The $121.1 million, or 19%, increase in total noninterest income reflected:
•	$71.9 million increase in mortgage banking income, reflecting a $48.2 million increase in origination and secondary marketing income as loans sales and loan originations were substantially higher, and a $33.0 million improvement in MSR hedging (see Table 19).

•	$62.6 million improvement in securities losses as the first nine-month period of 2008 included $76.6 million of OTTI adjustments compared with $42.1 million of OTTI adjustments during the 2009 first nine-month period.

•	$12.5 million increase in automobile operating lease income, reflecting a 40% increase in average operating lease balances as lease originations since the 2007 fourth quarter were recorded as operating leases. All automobile lease originations were discontinued in the 2008 fourth quarter.

•	$7.5 million increase in electronic banking, reflecting increased transaction volumes and additional third-party processing fees.
Partially offset by:
•	$6.8 million decline in service charges on deposit account, reflecting lower consumer NSF and overdraft fees, partially offset by higher commercial service charges.

•	$4.0 million decline in other income, reflecting a $25.1 million gain in the first nine-month period of 2008 reflecting the sale of a portion of our Visa® stock, a $16.9 million decline customer derivatives revenue from the comparable year-ago period, and a $7.5 million loss on sale of loans held-for-sale during the first nine-month period of 2009. These unfavorable impacts were partially offset by a $31.4 million gain in the first nine-month period of 2009 reflecting the sale of our remaining Visa® stock, and the net impact of a $22.8 million change in fair value of derivatives that did not qualify for hedge accounting.
Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 4, and 5.)
The following table reflects noninterest expense for each of the past five quarters:
Table 20 — Noninterest Expense

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
Personnel costs	172,152	$171,735	$175,932	$196,785	$184,827
Outside data processing and other services	37,999	39,266	32,432	31,230	32,386
Net occupancy	25,382	24,430	29,188	22,999	25,215
OREO and foreclosure expense	38,968	26,524	9,887	8,171	9,113
Equipment	20,967	21,286	20,410	22,329	22,102
Amortization of intangibles	16,995	17,117	17,135	19,187	19,463
Professional services	18,108	16,658	16,454	16,430	12,234
Marketing	8,259	7,491	8,225	9,357	7,049
Automobile operating lease expense	10,589	11,400	10,931	10,483	9,093
Telecommunications	5,902	6,088	5,890	5,892	6,007
Printing and supplies	3,950	4,151	3,572	4,175	4,316
Goodwill impairment	—	4,231	2,602,713	—	—
Other expense	41,826	(10,395)	37,000	43,056	7,191

Total noninterest expense	$401,097	$339,982	$2,969,769	$390,094	$338,996

Number of employees (full-time equivalent), at period-end	10,194	10,342	10,540	10,951	10,901

2009 Third Quarter versus 2008 Third Quarter
Noninterest expense increased $62.1 million, or 18%, from the year-ago quarter.
Table 21 — Noninterest Expense — 2009 Third Quarter vs. 2008 Third Quarter

	Third	Third
	Quarter	Quarter	Change
(in thousands)	2009	2008	Amount	Percent
Personnel costs	$172,152	$184,827	$(12,675)	(7)%
Outside data processing and other services	37,999	32,386	5,613	17
Net occupancy	25,382	25,215	167	1
OREO and foreclosure expense	38,968	9,113	29,855	N.M.
Equipment	20,967	22,102	(1,135)	(5)
Amortization of intangibles	16,995	19,463	(2,468)	(13)
Professional services	18,108	12,234	5,874	48
Marketing	8,259	7,049	1,210	17
Automobile operating lease expense	10,589	9,093	1,496	16
Telecommunications	5,902	6,007	(105)	(2)
Printing and supplies	3,950	4,316	(366)	(8)
Other expense	41,826	7,191	34,635	N.M.

Total noninterest expense	$401,097	$338,996	$62,101	18%

Full-time equivalent employees, at period-end	10,194	10,901	(707)	(6)%
N.M., not a meaningful value.
The $62.1 million increase reflected:
•	$34.6 million increase in other expense, reflecting a $19.8 million increase in FDIC insurance expenses as the prior period’s assessment expense was offset by an assessment credit that has since been fully utilized. In addition, the year-ago quarter included a $21.4 million reduction to expense as a result of a gain on the debt extinguishment.

•	$29.9 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities.

•	$5.9 million, or 48%, increase in professional services, reflecting higher consulting and collection-related expenses.

•	$5.6 million, or 17%, increase in outside data processing and other services, primarily reflecting portfolio servicing fees now paid to Franklin resulting from the 2009 first quarter restructuring of this relationship.
Partially offset by:
•	$12.7 million, or 7%, decline in personnel costs, reflecting a decline in salaries and lower benefits and commission expense. Full-time equivalent staff declined 6% from the year-ago period.

•	$2.5 million, or 13%, decline in amortization of intangibles expense.

2009 Third Quarter versus 2009 Second Quarter
Noninterest expense increased $61.1 million, or 18%, from the 2009 second quarter.
Table 22 — Noninterest Expense — 2009 Third Quarter vs. 2009 Second Quarter

	Third	Second
	Quarter	Quarter	Change
(in thousands)	2009	2009	Amount	Percent
Personnel costs	$172,152	$171,735	$417	—%
Outside data processing and other services	37,999	39,266	(1,267)	(3)
Net occupancy	25,382	24,430	952	4
OREO and foreclosure expense	38,968	26,524	12,444	47
Equipment	20,967	21,286	(319)	(1)
Amortization of intangibles	16,995	17,117	(122)	(1)
Professional services	18,108	16,658	1,450	9
Marketing	8,259	7,491	768	10
Automobile operating lease expense	10,589	11,400	(811)	(7)
Telecommunications	5,902	6,088	(186)	(3)
Printing and supplies	3,950	4,151	(201)	(5)
Goodwill impairment	—	4,231	(4,231)	—
Other expense	41,826	(10,395)	52,221	N.M.

Total noninterest expense	$401,097	$339,982	$61,115	18%

Full-time equivalent employees, at period-end	10,194	10,342	(148)	(1)%
N.M., not a meaningful value.
The $61.1 million increase in noninterest expense reflected:
•	$52.2 million increase in other expense, reflecting the reduction of the prior quarter’s expense by a $67.4 gain on the redemption of a portion of our junior subordinated debt, partially offset by a reduction in FDIC insurance expense as the prior quarter included a $23.6 million special assessment.

•	$12.4 million, or 47%, increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities. The current quarter included a $14.3 million charge related to one CRE retail OREO property.

2009 First Nine Months versus 2008 First Nine Months
Noninterest expense for the first nine-month period of 2009 increased $2.6 billion from the comparable year-ago period.
Table 23 — Noninterest Expense — 2009 First Nine Months vs. 2008 First Nine Months

	Nine Months Ended
	September 30,		Change
(in thousands)	2009	2008	Amount	Percent
Personnel costs	$519,819	$586,761	$(66,942)	(11)%
Outside data processing and other services	109,697	96,933	12,764	13
Net occupancy	79,000	85,429	(6,429)	(8)
OREO and foreclosure expense	75,379	25,284	50,095	N.M.
Equipment	62,663	71,636	(8,973)	(13)
Amortization of intangibles	51,247	57,707	(6,460)	(11)
Professional services	51,220	33,183	18,037	54
Marketing	23,975	23,307	668	3
Automobile operating lease expense	32,920	20,799	12,121	58
Telecommunications	17,880	19,116	(1,236)	(6)
Printing and supplies	11,673	14,695	(3,022)	(21)
Goodwill impairment	2,606,944	—	2,606,944	—
Other expense	68,431	52,430	16,001	31

Total noninterest expense	$3,710,848	$1,087,280	$2,623,568	N.M. %

Number of employees (full-time equivalent), at period-end	10,194	10,901	(707)	(6)
N.M., not a meaningful value
The $2,623.6 million increase in total noninterest expense reflected:
•	$2,606.9 million of goodwill impairment recorded in 2009. The majority of the goodwill impairment, $2,602.7 million, was recorded during the 2009 first quarter. The remaining $4.2 million of goodwill impairment was recorded in the 2009 second quarter, and was related to the sale of a small payments-related business in July 2009. (See “Goodwill” discussion located within the Critical Account Policies and Use of Significant Estimates” for additional information).

•	$50.1 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities.

•	$18.0 million increase in professional services, reflecting higher consulting and collection-related expenses.

•	$16.0 million, or 31%, increase in other expense. The primary factors contributing to the increase are shown below:

	Nine Months Ended
	September 30,
(in millions)	2009	2008	Change
Total other noninterest expense	$68.4	$52.4	$16.0
Primary factors contributing to increase:
Gain on redemption of junior subordinated debt	(67.4)	—	(67.4)
Decline in non-deposit insurance expense	(10.0)	—	(10.0)
Increase in deposit insurance expense	76.2	—	76.2
Gain on extinguishment of debt	—	(21.4)	21.4

Total other noninterest expense, after adjusting for primary factors contributing to increase	$69.6	$73.8	$(4.2)

The increase of $76.2 million in deposit insurance expense was comprised of two components: (a) $23.6 million FDIC special assessment during the 2009 second quarter, and (b) $52.6 million increase primarily related to our 2008 FDIC assessments being significantly reduced by a nonrecurring deposit assessment credit provided by the FDIC that was depleted during the 2008 fourth quarter. This deposit insurance credit offset substantially all of our assessment in the first nine-month period of 2008.

Also, several other expense categories, such as travel expense, declined as a result of the implementation of expense reduction initiatives.

•	$12.8 million increase in outside data processing and other services, primarily reflecting portfolio servicing fees paid to Franklin resulting from the 2009 first quarter restructuring of this relationship.

•	$12.1 million increase in automobile operating lease expense, primarily reflecting the 40% increase in average operating leases discussed previously.
Partially offset by:
•	$66.9 million decline in personnel expense, reflecting a decline in salaries, and lower benefits and commission expense. Full-time equivalent staff declined 6% from the comparable year-ago period.

•	$9.0 million decline in equipment costs, reflecting lower depreciation costs, as well as lower repair and maintenance costs.
Provision for Income Taxes
(This section should be read in conjunction with Significant Items 2 and 4.)
The provision for income taxes in the 2009 third quarter was a benefit of $91.2 million, resulting in an effective tax rate benefit of 35.4%. This compared with a tax benefit of $12.7 million in the 2009 second quarter and a tax expense of $17.0 million in the 2008 third quarter. The effective tax rates in the prior quarter and year-ago quarters were a benefit of 9.2% and an expense of 18.5%, respectively. The effective tax rate for the first nine-month period of 2009 was a benefit of 11.5% compared with an expense of 18.7% for the first nine-month period of 2008. As of September 30, 2009, a net deferred tax asset of $297.1 million was recorded. There was no impairment to the deferred tax asset as a result of carryback capacity and projected taxable income.
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
We account for uncertainties in income taxes in accordance with ASC 740, “Income Taxes”. At September 30, 2009 we had a gross unrecognized tax benefit of $10.8 million in income tax liability related to tax positions taken in prior periods. This balance includes $7.0 million of unrecognized tax benefits that would impact the effective tax rate, if recognized. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the financial statements as a whole. Our policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. It is possible that the amount of the liability for unrecognized tax benefits under examination could change during the next 12 months. An estimate of the range of the possible change cannot be made at this time.

RISK MANAGEMENT AND CAPITAL
Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. We hold capital proportionately against these risks. More information on risk can be found under the heading “Risk Factors” included in Item 1A of our 2008 Form 10-K, and subsequent filings with the SEC. Additionally, the MD&A, included as an exhibit to our 2008 Form 10-K, should be read in conjunction with this MD&A as this report provides only material updates to the 2008 Form 10-K. Our definition, philosophy, and approach to risk management are unchanged from the discussion presented in the 2008 Form 10-K.
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
Credit Exposure Mix
As shown in Table 24, at September 30, 2009, commercial loans totaled $21.3 billion, and represented 57% of our total credit exposure. This portfolio was diversified between C&I and CRE loans (see “Commercial Credit” discussion).
Total consumer loans were $16.0 billion at September 30, 2009, and represented 43% of our total credit exposure. The consumer portfolio included home equity loans and lines of credit, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).

Table 24 — Loans and Leases Composition

	2009						2008
(in millions)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Commercial: (1)
Commercial and industrial (2)	$12,547	34%	$13,320	35%	$13,768	35%	$13,541	33%	$13,638	33%
Commercial real estate:
Construction	1,815	5	1,857	5	2,074	5	2,080	5	2,111	5
Commercial (2)	6,900	19	7,089	18	7,187	18	8,018	20	7,796	19

Commercial real estate	8,715	23	8,946	23	9,261	23	10,098	25	9,907	24

Total commercial	21,262	57	22,266	58	23,029	58	23,639	58	23,545	57

Consumer:
Automobile loans (3)	2,939	8	2,855	7	2,894	7	3,901	10	3,918	10
Automobile leases	309	1	383	1	468	1	563	1	698	2
Home equity	7,576	20	7,631	20	7,663	19	7,556	18	7,497	18
Residential mortgage	4,468	12	4,646	12	4,837	12	4,761	12	4,854	12
Other loans	750	2	714	2	657	2	672	2	680	2

Total consumer	16,042	43	16,229	42	16,519	42	17,453	42	17,647	43

Total loans and leases	$37,304	100%	$38,495	100%	$39,548	100%	$41,092	100	$41,192	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular group of industries.

(2)	The 2009 first quarter reflected a net reclassification of $782.2 million from commercial real estate to commercial and industrial.

(3)	The decrease from December 31, 2008, to March 31, 2009, reflected a $1.0 billion automobile loan sale during the 2009 first quarter.

Franklin relationship
(This section should be read in conjunction with Significant Item 2 and the “Franklin Loans Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)
As a result of the March 31, 2009, restructuring, on a consolidated basis, the $650.2 million nonaccrual commercial loan to Franklin at December 31, 2008, is no longer reported. Instead, we now report the loans secured by first- and second- mortgages on residential properties and OREO properties, both of which had previously been assets of Franklin or its subsidiaries and were pledged to secure our loan to Franklin. At the time of the restructuring, the loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million. As a result, NALs declined by a net amount of $284.1 million as there were $650.2 million commercial NALs outstanding related to Franklin, and $366.1 million mortgage-related NALs outstanding, representing first- and second- lien mortgages that were nonaccruing at March 31, 2009. Also, our specific ALLL for the Franklin portfolio of $130.0 million was eliminated; however, no initial increase to the ALLL relating to the acquired mortgages was recorded as these assets were recorded at fair value.
The following table summarizes the Franklin-related balances for accruing loans, NALs, and OREO since the restructuring:
Table 25 — Franklin-related Loan and OREO Balances

	2009
(in millions)	September 30	June 30	March 31
Total accruing loans	126.7	127.4	127.4
Total nonaccruing loans	338.5	344.6	366.1

Total Loans	465.2	472.0	493.5
OREO	31.0	43.6	79.6

Total Franklin Loans and OREO	$496.2	$515.6	$573.1

The changes in the Franklin-related balances since the restructuring have been a result of the collection strategies utilized, and have been consistent with our expectations based on the restructuring agreement. The reduction in the June 30, 2009, balances, compared with March 31, 2009, balances, was significantly impacted by refinance activity. Refinance activity slowed during the 2009 third quarter, and did not have as significant of an impact in reducing the balances. The principal and interest collections associated with the loans remained consistent with expectations. The OREO balances have declined significantly as a direct result of a focused effort to sell the properties.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval, and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. There is also extensive macro portfolio management analysis conducted to identify performance trends or specific portions of the overall portfolio that may need additional monitoring activity. The single family home builder portfolio and retail projects are examples of segments of the portfolio that have received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Single Family Home Builder” and “Retail Properties” discussions). We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process results in a determination of an appropriate ALLL amount for our commercial loan portfolio.
Our commercial loan portfolio is primarily comprised of the following:
Commercial and Industrial (C&I) loans — C&I loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The vast majority of these borrowers are commercial customers doing business within our geographic regions. C&I loans are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the underwriting process, which focuses on cash flow from operations to repay the debt. The operation or sale of the real estate is not considered a repayment source for the loan.
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
COMMERCIAL LOAN PORTFOLIO REVIEWS AND ACTIONS
In the 2009 first quarter, we restructured our commercial loan relationship with Franklin by taking control of the underlying mortgage loan collateral, and transferring the exposure to the consumer loan portfolio as first- and second- lien loans to individuals secured by residential real estate properties. (See “Franklin Loans Restructuring Transaction” located within the “Critical Accounting Policies and Use of Significant Estimates” section). We also proactively completed a concentrated review of our single family home builder and retail CRE loan portfolio segments, our CRE portfolio’s two highest risk segments. We now review the “criticized” portion of these portfolios on a monthly basis. The increased review activity resulted in more pro-active decisions on nonaccrual status, reserve levels, and charge-offs in the 2009 second and third quarters. This heightened level of portfolio monitoring is ongoing.
During the 2009 second quarter, we updated our evaluation of every “noncriticized” commercial relationship with an aggregate exposure of over $500,000. This review included C&I, CRE, and business banking loans and encompassed $13.2 billion of total commercial loans, and $18.8 billion in related commitments.
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
Our activity in the 2009 third quarter represented a continuation of the portfolio management processes established in the first two quarters of 2009. We continue to fully assess our criticized loans over $500,000 on a monthly basis, and have maintained the discipline associated with the ongoing “noncriticized” review process established in the 2009 second quarter. In many cases, we have directly contacted the borrower and obtained the most recent financial information available, including interim financial results. In addition, we discussed the impact of the economic environment on the future direction of their company, industry prospects, collateral values, and other borrower-specific information.
In addition, with respect to our commercial loan exposure to automobile dealers, we have had an ongoing review process in place for some time now. Our automobile dealer commercial loan portfolio is predominantly comprised of larger, “well-capitalized”, multi-franchised dealer groups underwritten to conservative credit standards. These dealer groups have largely remained profitable on a consolidated basis due to franchise diversity and a shift of sales emphasis to higher-margin, used vehicles, as well as a focus on the service department. Additionally, our portfolio is closely monitored through receipt and review of monthly dealer financial statements and ongoing floor plan inventory audits, which allow for rapid response to weakening trends. As a result, we have not experienced any significant deterioration in the credit quality of our automobile dealer commercial loan portfolio and remain comfortable with our expectation of no material losses, even given the substantial stress associated with our dealership closings announced by Chrysler and GM. The more recent announcement regarding the Saturn dealerships also has had no impact on our view of the portfolio. (See “Automobile Industry” section located within the “Commercial and Industrial Portfolio” section for additional information.)

In summary, we have established an ongoing portfolio management process involving each business segment, providing an improved view of emerging risk issues at a borrower level, enhanced ongoing monitoring capabilities, and strengthened actions and timeliness to mitigate emerging loan risks. Given our stated view of continued economic weakness for the foreseeable future, we anticipate some level of additional negative credit migration. While we can give no assurances given market uncertainties, we believe that as a result of our increased portfolio management actions, a portfolio management process involving each business segment, an improved view of emerging risk issues at the borrower level, enhanced ongoing monitoring capabilities, and strengthened borrower-level loan structures, any future migration will be manageable.
Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as throughout our geographic footprint. Certain segments of our commercial loan portfolio are discussed in further detail below:
COMMERCIAL AND INDUSTRIAL (C&I) PORTFOLIO
The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the ongoing operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, or inventory. In many cases, the loans are secured by real estate, although the sale of the real estate is not a primary source of repayment for the loan. For these loans that are secured by real estate, appropriate appraisals are obtained at origination, and updated on an as needed basis, in compliance with regulatory requirements.
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
To the extent C&I loans are secured by real estate collateral, appropriate appraisals are obtained at origination, and updated on an as needed basis, in compliance with regulatory requirements.
As shown in the following table, C&I loans totaled $12.5 billion at September 30, 2009.
Table 26 — Commercial and Industrial Loans and Leases by Industry Classification

	At September 30, 2009
	Commitments		Loans Outstanding
(in millions of dollars)	Amount	Percent	Amount	Percent
Industry Classification:
Services	$5,076	27%	$3,893	31%
Manufacturing	3,499	19	2,169	17
Finance, insurance, and real estate	2,574	14	2,124	17
Retail trade — Other than Auto Dealers	1,682	9	966	8
Retail trade — Auto Dealers	1,324	7	754	6
Wholesale trade	1,357	7	753	6
Transportation, communications, and utilities	1,164	6	700	6
Contractors and construction	925	5	462	4
Energy	567	3	388	3
Agriculture and forestry	274	2	189	2
Public administration	131	1	123	1
Other	29	—	26	—

Total	$18,602	100%	$12,547	100%

Credit quality information regarding NCOs and NALs for our C&I loan portfolio is presented in the following table.
Table 27 — Commercial and Industrial Credit Quality Data by Industry Classification

	Quarter Ended September 30, 2009			At September 30, 2009
	Net Charge-offs			Nonaccrual Loans
(in millions)	Amount	Annualized %	Percent	Amount	% of Related Outstandings
Industry Classification:
Manufacturing	$16.6	2.97%	24%	$166.4	8%
Services	14.1	1.41	20	171.2	4
Transportation, communications, and utilities	10.4	5.85	15	21.1	3
Finance, insurance, and real estate	10.3	1.90	15	95.3	4
Retail trade — Other than Auto Dealers	6.5	2.61	9	66.0	7
Wholesale trade	5.3	2.71	8	37.5	5
Contractors and construction	4.8	3.92	7	33.3	7
Energy	0.5	0.48	1	14.3	4
Agriculture and forestry	0.2	0.50	1	4.8	3
Other	0.1	1.22	—	0.8	3
Retail trade — Auto Dealers	0.0	0.02	—	1.6	—
Public administration	0.0	0.05	—	0.4	—

Total	$68.8	2.13%	100%	$612.7	5%

Within the C&I portfolio, the automotive industry segment continued to be stressed and is discussed below.
Automotive Industry
The following table provides a summary of loans and total exposure including both loans and unused commitments and standby letters of credit to companies related to the automotive industry since December 31, 2008.
Table 28 — Automotive Industry Exposure(1)

	September 30, 2009			December 31, 2008
		% of Total			% of Total
(in millions)	Loans Outstanding	Loans	Total Exposure	Loans Outstanding	Loans	Total Exposure
Suppliers:
Domestic	$183.6		$307.8	$182.4		$330.9
Foreign	31.0		41.3	32.7		45.7

Total Suppliers	214.6	0.58%	349.1	215.1	0.52%	376.6

Dealer:
Floorplan — domestic	298.0		790.7	552.6		746.8
Floorplan — foreign	251.6		562.0	408.1		544.1
Other	351.0		428.6	345.6		463.9

Total Dealer	900.6	2.41	1,781.3	1,306.4	3.18	1,754.9

Total Automotive	$1,115.2	2.99	$2,130.4	$1,521.4	3.70	$2,131.5

(1)	Companies with > 25% of revenue derived from the automotive industry.

Although we do not have direct exposure to the automobile manufacturing companies, we do have limited exposure to automobile industry suppliers, and automobile dealer-related exposures. The automobile industry supplier exposure is embedded primarily in our C&I portfolio within the Commercial Banking segment, while the dealer exposure is originated and managed within the AFDS business segment. As a result of our geographic locations and the above referenced exposure, we have closely monitored the entire automobile industry, particularly the recent events associated with General Motors and Chrysler, including bankruptcy filings, plant closings, production suspension, and model eliminations. We have anticipated the significant reductions in production across the industry that will result in additional economic distress in some of our markets. Our eastern Michigan and northern Ohio markets are particularly exposed to these reductions, and all our markets are affected. We anticipate the impact will result in additional stress throughout our commercial and consumer loan portfolios, as secondary and tertiary businesses are affected by the actions of the manufacturers. However, as these actions were anticipated, many of the potential impacts have been mitigated through changes in underwriting criteria and regionally focused policies and procedures. Within the AFDS portfolio, our dealer selection criteria and focus is on multiple brand dealership groups, as we have immaterial exposure to single-brand dealerships.
As shown in Table 28, our total direct exposure to the automotive supplier segment is $349.1 million, of which $214.6 million represented loans outstanding. We included companies that derive more than 25% of their revenues from contracts with automobile manufacturing companies. This low level of exposure is reflective of our industry-level risk-limits approach.
While the entire automotive industry is under significant pressure as evidenced by a significant reduction in new car sales and the resulting production declines, we believe that our floorplan exposure of $1.4 billion will not be materially affected. Our floorplan exposure is centered in large, multi-dealership entities, and we have focused on client selection and conservative underwriting standards. We anticipate that the economic environment will affect our dealerships in the near-term, but we believe the majority of our portfolio will perform favorably relative to the industry in the increasingly stressed environment. The decline in floorplan loans outstanding at September 30, 2009, compared with December 31, 2008, reflected reduced dealership inventory, in part as a result of the successful “Cash for Clunkers” program.
While the specific impacts associated with the ongoing changes in the industry are unknown, we believe that we have taken appropriate steps to limit our exposure. When we have chosen to extend credit, our client selection process has focused us on the most diversified and strongest dealership groups. We do not anticipate any material dealer-related losses in the portfolio despite numerous dealership closings during 2009. Our dealer selection criteria, with a focus on multi-dealership groups has proven itself in this environment.
COMMERCIAL REAL ESTATE (CRE) PORTFOLIO
As shown in the following table, CRE loans totaled $8.7 billion and represented 23% of total loans and leases at September 30, 2009.

Table 29 — Commercial Real Estate Loans by Property Type and Property Location

At September 30, 2009
(in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	West Virginia	Other	Total Amount	Percent
Retail properties	$901	$240	$157	$210	$10	$81	$47	$591	$2,237	26%
Multi family	828	138	94	78	41	7	80	135	1,401	16
Office	581	204	114	57	24	22	61	65	1,128	13
Industrial and warehouse	498	226	35	86	14	43	21	118	1,041	12
Single family home builders	628	93	57	35	23	116	20	67	1,039	12
Lines to real estate companies	688	120	89	49	4	1	54	17	1,022	12
Hotel	152	85	23	26	—	—	10	70	366	4
Health care	172	77	24	—	—	—	5	32	310	4
Raw land and other land uses	55	27	3	8	6	3	2	15	119	1
Other	32	9	6	1	3	—	—	1	52	1

Total	$4,535	$1,219	$602	$550	$125	$273	$300	$1,111	$8,715	100%

% of total portfolio	52%	14%	7%	6%	1%	3%	3%	13%	100%

Net charge-offs (three months ended Sept. 30, 2009)	$86.9	$37.5	$2.0	$8.9	$0.6	$16.5	$—	$16.8	$169.2
Net charge-offs — annualized percentage	7.52%	12.09%	1.32%	6.35%	1.78%	23.84%	0.00%	5.94%	7.62%

Nonaccrual loans	$523.9	$192.4	$41.9	$47.6	$10.8	$89.7	$1.2	$226.2	$1,133.7
% of portfolio	12%	16%	7%	9%	9%	33%	0%	20%	13%
Credit quality data regarding NCOs and NALs for our CRE portfolio is presented in the following table.
Table 30 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Quarter Ended September 30,2009			At September 30, 2009
	Net charge-offs			Nonaccrual Loans
					% of Related
(in millions)	Amount	Annualized %	Percent	Amount	Outstandings
Single family home builders	$62.0	22.67%	37%	$340.0	33%
Retail properties	52.5	9.22	31	331.1	15
Multi family	27.3	7.67	16	98.8	7
Industrial and warehouse	18.6	7.03	11	138.7	13
Lines to real estate companies	3.3	1.26	2	64.6	6
Office	2.5	0.86	1	110.3	10
Raw land and other land uses	2.4	8.09	1	27.6	23
Hotel	0.6	0.64	—	14.7	4
Other	0.1	1.05	—	6.8	13
Health care	—	—	—	0.9	—

Total	$169.2	7.62%	100%	$1,133.7	13%

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
Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Given the stressed environment for some loan types, we have initiated ongoing portfolio level reviews of segments such as single family home builders and retail properties (see “Single Family Home Builders” and “Retail Properties” discussions). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of these actions indicated that additional stress is likely due to the current economic conditions. Property values are updated using appraisals on a regular basis to ensure that appropriate decisions regarding the ongoing management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers as well as an in-depth knowledge of CRE project lending and the market environment.
At the portfolio level, we actively monitor the concentrations and performance metrics of all loan types, with a focus on higher risk segments. Macro-level stress-test scenarios based on retail sales and home-price depreciation trends for the segments are embedded in our performance expectations, and lease-up and absorption scenarios are assessed. We anticipate the current stress within this portfolio will continue for the foreseeable future, resulting in elevated charge-offs, NALs, and ALLL levels.
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
Single Family Home Builders
At September 30, 2009, we had $1,039 million of CRE loans to single family home builders. Such loans represented 3% of total loans and leases. Of this portfolio segment, 69% were to finance projects currently under construction, 15% to finance land under development, and 16% to finance land held for development. The $1,039 million represented a $550 million, or 35%, decrease compared with $1,589 million at December 31, 2008. The decrease primarily reflected the reclassification of loans secured by 1-4 family residential real estate rental properties to C&I loans, consistent with industry practices in the definition of this segment. Other factors contributing to the decrease in exposure include no new originations in this portfolio segment in 2009, increased property sale activity, and substantial charge-offs. The increased sale activity was evident in the 2009 second and third quarters; however, we anticipate a seasonal decline in the 2009 fourth quarter.
The housing market across our geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio markets. Further, a portion of the loans extended to borrowers located within our geographic regions was to finance projects outside of our geographic regions. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment for the foreseeable future. As previously mentioned, all significant exposures are monitored on a periodic basis. For this portfolio segment, the periodic monitoring has included: (a) all loans greater than $50 thousand have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.

Retail Properties
Our portfolio of CRE loans secured by retail properties totaled $2,237 million, or approximately 6% of total loans and leases, at September 30, 2009. Loans within this portfolio segment declined 1% from December 31, 2008. Credit approval in this portfolio segment is generally dependent on pre-leasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
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

Table 31 — Selected Home Equity and Residential Mortgage Portfolio Data (1)

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
(dollar amounts in millions)	9/30/09	12/31/08	9/30/09	12/31/08	9/30/09	12/31/08
Ending Balance	$2,670	$3,116	$4,906	$4,440	$4,468	$4,761
Portfolio Weighted Average LTV ratio (2)	71%	70%	78%	78%	77%	76%
Portfolio Weighted Average FICO (3)	718	725	724	720	699	707

	Three-Month Period Ended September 30, 2009
	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages (4)
Originations	$54	$338	$127

Origination Weighted Average LTV ratio (2)	63%	73%	84%

Origination Weighted Average FICO (3)	753	766	749

(1)	Excludes Franklin loans.

(2)	The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.

(3)	Portfolio Weighted Average FICO reflects currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.

(4)	Represents only owned-portfolio originations.
HOME EQUITY PORTFOLIO
Our home equity portfolio (loans and lines of credit) consists of both first and second mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit.
We believe we have granted credit conservatively within this portfolio. We have not originated home equity loans or lines of credit that allow negative amortization. Also, we have not originated home equity loans or lines of credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high quality borrowers. However, recent declines in housing prices have likely eliminated a portion of the collateral for this portfolio as some loans with an original LTV ratio of less than 100% currently have an LTV ratio of greater than 100%. Home equity loans are generally fixed-rate with periodic principal and interest payments. Home equity lines of credit are generally variable-rate and do not require payment of principal during the 10-year revolving period of the line.
For certain home equity loans and lines of credit, we may utilize Automated Valuation Methodology (AVM) or other model driven value estimates during the credit underwriting process. Regardless of the estimate methodology, we supplement our underwriting with a third party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values, as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk, based on performance indicators to facilitate our workout and loss mitigation functions.
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
All residential mortgage loans are originated based on a full appraisal during the credit underwriting process. Additionally, we supplement our underwriting with a third party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values, as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk, based on performance indicators to facilitate our workout and loss mitigation functions.
During the 2009 third quarter, we transferred to held for sale, and subsequently sold in the 2009 fourth quarter, $44.8 million of underperforming mortgage loans, resulting in a reduction in residential mortgage NALs. We will continue to evaluate this type of transaction in future periods based on market conditions.
A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 58% of our total residential mortgage loan portfolio at September 30, 2009. At September 30, 2009, ARM loans that were expected to have rates reset totaled $159.4 million for the remainder of 2009, and $891.4 million for 2010. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be re-underwritten based on the borrower’s ability to repay the loan.
We had $385.0 million of Alt-A mortgage loans in the residential mortgage loan portfolio at September 30, 2009, compared with $445.4 million at December 31, 2008. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies for this limited segment including reliance on stated income, stated assets, or higher acceptable LTV ratios. At September 30, 2009, borrowers for Alt-A mortgages had an average current FICO score of 664 and the loans had an average LTV ratio of 87%, compared with 671 and 88%, respectively, at December 31, 2008. Total Alt-A NCOs were $18.8 million, or an annualized 6.03%, for the first nine-month period of 2009, compared with $7.1 million, or an annualized 1.87%, for the first nine-month period of 2008. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition and the transfer to held for sale, and subsequent sale in the 2009 fourth quarter, of underperforming mortgage loans. The ALLL expressed as a percentage of total related loans was 4.83% at September 30, 2009. Our exposure related to this product will continue to decline in the future as we stopped originating these loans in 2007.
Interest-only loans comprised $602.8 million of residential real estate loans at September 30, 2009, compared with $691.9 million at December 31, 2008. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At September 30, 2009, borrowers for interest-only loans had an average current FICO score of 718 and the loans had an average LTV ratio of 78%, compared with 724 and 78%, respectively, at December 31, 2008. Total interest-only NCOs were $10.3 million, or an annualized 2.13% for the first nine-month period of 2009, compared with $1.3 million, or an annualized 0.22%, for the first nine-month period of 2009. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition and the transfer to held for sale, and subsequent sale in the 2009 fourth quarter, of underperforming mortgage loans. The ALLL expressed as a percentage of total related loans was 1.03% at September 30, 2009.
Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSRs in particular. Various refinance programs positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.

AUTOMOTIVE INDUSTRY IMPACTS ON CONSUMER LOAN PORTFOLIO
The issues affecting the automotive industry (see “Automotive Industry” discussion located within the “Commercial Credit” section) also have an impact on the performance of the consumer loan portfolio. While there is a direct correlation between the industry situation and our exposure to the automotive suppliers and automobile dealers in our commercial portfolio, the loss of jobs and reduction in wages may have a negative impact on our consumer portfolio. We continue to monitor the potential impact on our geographic regions in the event of significant production changes or plant closings in our markets. This project included assessing the downstream impact on automotive suppliers, related small businesses, and consumers. As a result of this project, we believe that we have made a number of positive decisions regarding the quality of our consumer portfolio given the current environment. In the indirect automobile portfolio, we have focused on borrowers with high credit scores for many years, as reflected by the performance of the portfolio given the economic conditions. In the residential and home equity loan portfolios, we have been operating in a relatively high unemployment situation for an extended period of time, yet have been able to maintain our performance metrics reflecting our focus on strong underwriting. In summary, while we anticipate our performance results may be negatively impacted, we believe the impact will be manageable.
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
The majority of the financial institutions with whom we are exposed to counterparty risk are large commercial banks. The potential amount of loss, which would have been recognized at September 30, 2009, if a counterparty defaulted, did not exceed $16 million for any individual counterparty.
Credit Quality
We believe the most meaningful way to assess overall credit quality performance is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: NALs and NPAs, ACL, and NCOs.
Credit quality performance in the 2009 third quarter continued to be negatively impacted by the sustained economic weakness in our Midwest markets. In addition, we initiated certain actions with regard to loss recognition on our residential mortgage portfolio that we believe will increase the flexibility in working the loans toward timelier resolution.
NONACCRUAL LOANS (NAL/NALs) AND NONPERFORMING ASSETS (NPA/NPAs)
(This section should be read in conjunction with the “Franklin Relationship” discussion.)
NPAs consist of (a) NALs, which represent loans and leases that are no longer accruing interest, (b) impaired held-for-sale loans, (c) OREO, and (d) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Home equity and residential mortgage loans are placed on nonaccrual status at 120 days and 180 days, respectively, and are written down to realizable value at no later than 180 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
Accruing restructured loans (ARLs) consists of accruing loans that have been re-underwritten, modified, or restructured when borrowers are experiencing payment difficulties. Generally, prior to restructuring, these loans have not reached a status to be considered as NALs. These loan restructurings are one component of the loss mitigation process, and are made to increase the likelihood of the borrower’s ability to repay the loan. Modifications to these loans include, but are not limited to, changes to any of the following: interest rate, maturity, principal, payment amount, or a combination of each. The decline in the commercial ARL balance at September 30, 2009, compared with June 30, 2009, represented the migration of a significant amount of commercial ARLs to NAL status. The increase in the residential mortgage ARLs represented our continued efforts in working with stressed borrowers.

Table 32 reflects period-end NALs, NPAs, ARLs, and past due loans and leases detail for each of the last five quarters. Due to the impact of the NALs and NPAs related to Franklin, we believe it is helpful to analyze trends in our portfolio with those Franklin-related NALs and NPAs removed. Table 33 details the Franklin-related impacts to NALs and NPAs for each of the last five quarters.

Table 32 — Nonaccruing Loans (NALs), Nonperforming Assets (NPAs), and Past Due Loans and Leases

	2009			2008
(in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Nonaccrual loans and leases (NALs):
Commercial and industrial (1)	$612,701	$456,734	$398,286	$932,648	$174,207
Commercial real estate	1,133,661	850,846	629,886	445,717	298,844
Alt-A mortgages	9,810	25,861	25,175	21,286	18,559
Interest-only mortgages	8,336	17,428	20,580	12,221	8,492
Franklin residential mortgages	322,796	342,207	360,106	—	—
Other residential mortgages	49,579	89,992	81,094	65,444	58,112

Total residential mortgage (1)	390,521	475,488	486,955	98,951	85,163
Home equity (1)	44,182	35,299	37,967	24,831	27,727

Total NALs	2,181,065	1,818,367	1,553,094	1,502,147	585,941

Other real estate:
Residential (1)	81,807	107,954	143,856	63,058	59,302
Commercial	60,784	64,976	66,906	59,440	14,176

Total other real estate	142,591	172,930	210,762	122,498	73,478
Impaired loans held for sale (2)	20,386	11,287	11,887	12,001	13,503
Other NPAs (3)	—	—	—	—	2,397

Total NPAs	$2,344,042	$2,002,584	$1,775,743	$1,636,646	$675,319

Nonperforming Franklin loans (1)
Commercial	$—	$—	$—	$650,225	$—
Residential mortgage	322,796	342,207	360,106	—	—
OREO	30,996	43,623	79,596	—	—
Home Equity	15,704	2,437	6,000	—	—

Total nonperforming Franklin loans	$369,496	$388,267	$445,702	$650,225	$—

NALs as a % of total loans and leases	5.85%	4.72%	3.93%	3.66%	1.42%

NPA ratio (4)	6.26	5.18	4.46	3.97	1.64

Accruing loans and leases past due 90 days or more:
Commercial and industrial	$—	$—	$—	$10,889	$24,407
Commercial real estate	2,546	—	—	59,425	58,867
Residential mortgage (excluding loans guaranteed by the U.S. government)	46,592	97,937	88,381	71,553	58,280
Home equity	45,334	35,328	35,717	29,039	23,224
Other loans and leases	14,175	13,474	15,611	18,039	14,580

Total, excl. loans guaranteed by the U.S. government	$108,647	$146,739	$139,709	$188,945	$179,358
Add: loans guaranteed by U.S. government	122,019	99,379	88,551	82,576	68,729

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$230,666	$246,118	$228,260	$271,521	$248,087

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.29%	0.38%	0.35%	0.46%	0.44%
Guaranteed by U.S. government, as a percent of total loans and leases	0.33%	0.26%	0.22%	0.20%	0.17%
Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.62%	0.64%	0.58%	0.66%	0.60%

Accruing restructured loans:
Commercial (1)	$153,010	$267,975	$201,508	$185,333	$364,939
Alt-A mortgages	58,367	46,657	36,642	32,336	28,740
Interest-only mortgages	10,072	12,147	8,500	7,183	5,094
Other residential mortgages	136,024	99,764	62,869	43,338	37,678

Total residential mortgage	204,463	158,568	108,011	82,857	71,512
Other	42,406	35,720	27,014	41,094	40,414

Total accruing restructured loans	$399,879	$462,263	$336,533	$309,284	$476,865

(1)	Franklin loans were reported as accruing restructured commercial loans for the three-month period ended September 30, 2008. For the three-month period ended December 31, 2008, Franklin loans were reported as nonaccruing commercial and industrial loans. For the three-month periods ended March 31, 2009, June 30, 2009, and September 30, 2009, nonaccruing Franklin loans were reported as residential mortgage loans, home equity loans, and OREO; reflecting the 2009 first quarter restructuring.

(2)	The September 30, 2009, figure primarily represent impaired residential mortgage loans held for sale. All other presented figures represent impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(3)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate, and other NPAs.

Table 33 — NALs/NPAs — Franklin-Related Impact

	2009			2008
(in millions)	Third	Second	First	Fourth	Third
Nonaccrual loans
Franklin	$338.5	$344.6	$366.1	$650.2	$—
Non-Franklin	1,842.6	1,473.8	1,187.0	851.9	585.9

Total	$2,181.1	$1,818.4	$1,553.1	$1,502.1	$585.9

Total loans and leases
Franklin	$465.2	$472.0	$494.0	$650.2	$1,095.0
Non-Franklin	36,838.9	38,023.0	39,054.0	40,441.8	40,097.0

Total	$37,304.1	$38,495.0	$39,548.0	$41,092.0	$41,192.0

NAL ratio
Total	5.85%	4.72%	3.93%	3.66%	1.42%
Non-Franklin	5.00	3.88	3.04	2.11	1.46

	2009			2008
(in millions)	Third	Second	First	Fourth	Third
Nonperforming assets
Franklin	$369.5	$388.3	$445.7	$650.2	$—
Non-Franklin	1,974.5	1,614.3	1,330.0	986.4	675.3

Total	$2,344.0	$2,002.6	$1,775.7	$1,636.6	$675.3

Total loans and leases	$37,304.1	$38,495.0	$39,548.0	$41,092.0	$41,192.0
Total other real estate, net	142.6	172.9	210.8	122.5	73.5
Impaired loans held for sale	20.4	11.3	11.9	12.0	13.5
Other NPAs	—	—	—	—	2.4

Total	37,467.1	38,679.2	39,770.7	41,226.5	41,281.4
Franklin	369.5	388.3	445.7	650.2	1,095

Non-Franklin	$37,097.6	$38,290.9	$39,325.0	$40,576.3	$40,186.4

NPA ratio
Total	6.26%	5.18%	4.46%	3.97%	1.64%
Non-Franklin	5.34	4.23	3.39	2.43	1.68
The $362.7 million increase in NALs from the prior quarter primarily reflected increases in CRE and C&I-related NALs.
During the 2009 third quarter, and because we believe that there will be no meaningful economic recovery for the foreseeable future, we took a more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. This significantly impacted the inflow of commercial loan NALs for the quarter. Of the commercial loans placed on nonaccrual status in the current quarter, over 55% were less than 30 days past due. Of the period end $1,746.4 million of CRE and C&I-related NALs, approximately 36% represented loans that were less than 30 days past due. We believe the decisions increase our options for working these loans toward timelier resolution.
C&I NALs increased $156.0 million, or 34%, from the end of the prior quarter. The increase was associated with loans throughout our regions, with no specific geographic concentration, and industry segments. In general, C&I loans that support the home building industry, contractors, and automotive suppliers experienced the most stress, however, less than 10% of the C&I portfolio is associated with these segments. The manufacturing-related segment also showed some deterioration, but we believe this to be more borrower-specific than industry-specific.
CRE NALs increased $282.8 million, or 33%, from the end of the prior quarter. This increase reflected the continued decline in the housing market, stress on retail sales, and the general decline in the economy. The increase was not concentrated in any specific project type, although the single family home builder and retail segments remain the most stressed.

Residential mortgage NALs declined $85.0 million, or 18%, reflecting the impact of the more conservative position on the timing of loss recognition, active loss mitigation and troubled debt restructuring efforts, as well as the sale of loans. Our efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to minimize the inflow of new NALs.
Home equity NALs increased $8.9 million, or 25%, reflecting loans migrating into the more serious delinquency stage. However, this does not indicate higher future losses, as all loans have been written down to expected proceeds.
NPAs, which include NALs, increased $341.5 million, or 17%, the end of the prior quarter. This increase in NPAs was less than the increase in NALs as OREO assets declined $30.3 million, or 18%, reflecting a continuation of our focused efforts to sell OREO properties.
Compared with December 31, 2008, NPAs, which include NALs, increased $707.4 million, or 43%, reflecting:
•	$687.9 million increase in CRE NALs, reflecting the continued decline in the housing market and stress on retail sales, as the majority of the increase was associated with the retail and the single family home builder segments. The stress of lower retail sales and downward pressure on rents given the economic conditions, have adversely affected retail projects.

•	$291.6 million increase in residential mortgage NALs. This reflected an increase of $322.8 million related to the Franklin restructuring, partially offset by the impact of the more conservative position regarding the timing of loss recognition, active loss mitigation, as well as the sale of loans. Our efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to reduce the inflow of new NALs.

•	$20.1 million increase in OREO. This reflected an increase of $79.6 million in OREO assets recorded as part of the Franklin restructuring. Subsequently, Franklin-related OREO assets declined $48.6 million, reflecting the active marketing and selling of Franklin-related OREO properties over the past nine months. The non-Franklin-related decline also reflects the same active marketing and selling of our OREO properties.
Partially offset by:
•	$319.9 million decrease in C&I NALs. This reflected a reduction of $650.2 million related to the 2009 first quarter Franklin relationship, partially offset by an increase on $330.3 million in non-Franklin related NALs reflecting the economic conditions in our markets. In general, the C&I loans experiencing the most stress are those supporting the housing and construction segments, and to a lesser degree, the automobile suppliers and restaurant segments.
The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.29% at September 30, 2009, down from 0.38% at the end of second quarter, and 15 basis points lower than a year-ago. On this same basis, the delinquency ratio for total consumer loans was 0.66% at September 30, 2009, down from 0.90% at the end of the prior quarter, and up from 0.54% a year-ago.

NPA activity for each of the past five quarters was as follows:
Table 34 — Nonperforming Assets (NPAs) Activity

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
NPAs, beginning of period	$2,002,584	$1,775,743	$1,636,646	$675,319	$624,736
New NPAs	899,855	750,318	622,515	509,320	175,345
Franklin impact, net (1)	(18,771)	(57,436)	(204,523)	650,225	—
Returns to accruing status	(52,498)	(40,915)	(36,056)	(13,756)	(9,104)
Loan and lease losses	(305,405)	(282,713)	(168,382)	(95,687)	(47,288)
OREO losses	(30,623)	(20,614)	(4,034)	(4,648)	(5,504)
Payments	(117,710)	(95,124)	(61,452)	(66,536)	(43,319)
Sales	(33,390)	(26,675)	(8,971)	(17,591)	(19,547)

NPAs, end of period	$2,344,042	$2,002,584	$1,775,743	$1,636,646	$675,319

(1)	Franklin loans were reported as accruing restructured commercial loans for the three-month period ended September 30, 2008. For the three-month period ended December 31, 2008, Franklin loans were reported as nonaccruing commercial and industrial loans. For the three-month periods ended March 31, 2009, June 30, 2009, and September 30, 2009, nonaccruing Franklin loans were reported as residential mortgage loans, home equity loans, and OREO; reflecting the 2009 first quarter restructuring.
ALLOWANCE FOR CREDIT LOSSES (ACL)
(This section should be read in conjunction with Significant Item 2.)
We maintain two reserves, both of which are available to absorb inherent credit losses: the ALLL and the AULC. When summed together, these reserves comprise the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
We have an established monthly process to determine the adequacy of the ACL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the ACL. Changes to the ACL are impacted by changes in the estimated credit losses inherent in our loan portfolios. For example, our process requires increasingly higher level of reserves as a loan’s internal classification moves from higher quality ratings to lower, and vice versa. This movement across the credit scale is called migration.
We continued to update our probability-of-default and loss-given-default factors based on the actual performance and the expected performance of our portfolios. The updates to these factors made during the first nine-month period of 2009 were primarily associated with the consumer and business banking portfolios.
Table 35 reflects activity in the ALLL and ACL for each of the last five quarters. Due to the Franklin-related impact to the ALLL and ACL, we believe it is helpful to analyze trends in the ALLL and ACL with the Franklin-related impact removed. Table 36 displays the Franklin-related impacts to the ALLL and ACL for each of the last five quarters.

Table 35 — Quarterly Credit Reserves Analysis

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
Allowance for loan and lease losses, beginning of period	$917,680	$838,549	$900,227	$720,738	$679,403
Loan and lease losses	(377,443)	(359,444)	(353,005)	(571,053)	(96,388)
Recoveries of loans previously charged off	21,501	25,037	11,514	10,433	12,637

Net loan and lease losses	(355,942)	(334,407)	(341,491)	(560,620)	(83,751)

Provision for loan and lease losses	472,137	413,538	289,001	728,046	125,086
Allowance for loans transferred to held-for-sale	(1,904)	—	—	—	—
Economic reserve transfer	—	—	—	12,063	—
Allowance of assets sold	—	—	(9,188)	—	—

Allowance for loan and lease losses, end of period	$1,031,971	$917,680	$838,549	$900,227	$720,738

Allowance for unfunded loan commitments and letters of credit, beginning of period	$47,144	$46,975	$44,139	$61,640	$61,334
Provision for (reduction in) unfunded loan commitments and letters of credit losses	2,999	169	2,836	(5,438)	306
Economic reserve transfer	—	—	—	(12,063)	—

Allowance for unfunded loan commitments and letters of credit, end of period	$50,143	$47,144	$46,975	$44,139	$61,640

Total allowances for credit losses	$1,082,114	$964,824	$885,524	$944,366	$782,378

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	2.77%	2.38%	2.12%	2.19%	1.75%
Nonaccrual loans and leases (NALs)	47	50	54	60	123
Nonperforming assets (NPAs)	44	46	47	55	107

Total allowances for credit losses (ACL) as % of:
Total loans and leases	2.90%	2.51%	2.24%	2.30%	1.90%
NALs	50	53	57	63	134
NPAs	46	48	50	58	116

Table 36 — ALLL/ACL — Franklin-Related Impact

	2009			2008
(in millions)	Third	Second	First	Fourth	Third
Allowance for loan and lease losses
Franklin	$—	$—	$—	$130.0	$115.3
Non-Franklin	1,032.0	917.7	838.5	770.2	605.4

Total	$1,032.0	$917.7	$838.5	$900.2	$720.7

Allowance for credit losses
Franklin	$—	$—	$—	$130.0	$115.3
Non-Franklin	1,082.1	964.8	885.5	814.4	667.1

Total	$1,082.1	$964.8	$885.5	$944.4	$782.4

Total loans and leases
Franklin	$465.2	$472.0	$494.0	$650.2	$1,095.0
Non-Franklin	36,838.9	38,023.0	39,054.0	40,441.8	40,097.0

Total	$37,304.1	$38,495.0	$39,548.0	$41,092.0	$41,192.0

ALLL as % of total loans and leases
Total	2.77%	2.38%	2.12%	2.19%	1.75%
Non-Franklin	2.80	2.41	2.15	1.90	1.51

ACL as % of total loans and leases
Total	2.90%	2.51%	2.24%	2.30%	1.90%
Non-Franklin	2.94	2.54	2.27	2.01	1.66

Nonaccrual loans
Franklin	$338.5	$344.6	$366.1	$650.2	$—
Non-Franklin	1,842.6	1,473.8	1,187.0	851.9	586.0

Total	$2,181.1	$1,818.4	$1,553.1	$1,502.1	$586.0

ALLL as % of NALs
Total	47%	50%	54%	60%	123%
Non-Franklin	56	62	71	90	103

ACL as % of NALs
Total	50%	53%	57%	63%	134%
Non-Franklin	59	65	75	96	114
As shown in the above table, the ALLL increased to $1,032.0 million at September 30, 2009, compared with $917.7 million at June 30, 2009, and $900.2 million at December 31, 2008. Expressed as a percent of period-end loans and leases, the ALLL ratio increased to 2.77% at September 30, 2009, compared with 2.38% at June 30, 2009, and 2.19% at December 31, 2008. The increase of $114.3 million compared with June 30, 2009 primarily reflected the necessary building of reserves due to the continued economic weaknesses in our markets. As loans were assigned to higher risk ratings, our calculated reserve increased accordingly, consistent with our reserving methodology. The increase of $131.7 million compared with December 31, 2008, also reflected the continued economic weaknesses in our markets as well as an increase of reserves resulting from the 2009 second quarter portfolio review process (See “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), partially offset by the impact of using the previously established $130.0 million Franklin specific reserve to absorb related NCOs due to the 2009 first quarter Franklin restructuring (see “Franklin Loan” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section).
On a combined basis, the ACL as a percent of total loans and leases at September 30, 2009, was 2.90% compared with 2.51% at June 30, 2009, and 2.30% at December 31, 2008. Like the ALLL, the Franklin restructuring impacted the change in the ACL from December 31, 2008.

The table below reflects how our ACL is allocated among our various loan categories:

Table 37 — Allocation of Allowances for Credit Losses (1)

	2009						2008
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial:
Commercial and industrial	$381,912	34%	$347,339	35%	$309,465	35%	$412,201	33%	$344,074	33%
Commercial real estate	436,661	23	368,464	23	349,750	23	322,681	25	241,419	24

Total commercial	818,573	57	715,803	58	659,215	58	734,882	58	585,493	57

Consumer:
Automobile loans and leases	59,134	9	60,995	8	51,235	9	44,712	11	41,144	11
Home equity	86,989	20	76,653	20	67,510	19	63,538	18	61,926	18
Residential mortgage	50,177	12	48,093	12	45,138	12	44,463	12	19,848	12
Other loans	17,098	2	16,136	2	15,451	2	12,632	2	12,327	2

Total consumer	213,398	43	201,877	42	179,334	42	165,345	42	135,245	43

Total allowance for loan and lease losses	$1,031,971	100%	$917,680	100%	$838,549	100%	$900,227	100%	$720,738	100%

Allowance for unfunded loan commitments and letters of credit	50,143		47,144		46,975		44,139		61,640

Total allowances for credit losses	$1,082,114		$964,824		$885,524		$944,366		$782,378

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The table below reflects activity in the ALLL and AULC for the first nine-month periods of 2009 and 2008.

Table 38 — Year to Date Credit Reserves Analysis

	Nine Months Ended September 30,
(in thousands)	2009	2008
Allowance for loan and lease losses, beginning of period	$900,227	$578,442
Loan and lease losses	(1,089,892)	(235,276)
Recoveries of loans previously charged off	58,052	37,829

Net loan and lease losses	(1,031,840)	(197,447)
Provision for loan and lease losses	1,174,676	339,743
Allowance for loans transferred to held-for-sale	(1,904)	—
Allowance of assets sold	(9,188)	—

Allowance for loan and lease losses, end of period	$1,031,971	$720,738

Allowance for unfunded loan commitments and letters of credit, beginning of period	$44,139	$66,528
Provision for (reduction in) unfunded loan commitments and letters of credit losses	6,004	(4,888)

Allowance for unfunded loan commitments and letters of credit, end of period	$50,143	$61,640

Total allowances for credit losses	$1,082,114	$782,378

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	2.77%	1.75%
Nonaccrual loans and leases (NALs)	47	123
Non-performing assets (NPAs)	44	107

Total allowances for credit losses (ACL) as % of:
Total loans and leases	2.90%	1.90%
NALs	50	134
NPAs	46	116
The following table provides additional detail regarding ACL allocation as it relates to NALs.
Table 39 — ACL/NAL Coverage Ratios Analysis
At September 30, 2009
(in millions)

	Amount	Prior NCOs (1)	Existing ACL (2)
Total nonaccrual loans (NALs)	$2,181.1
Less: Franklin	(338.5)	71%	0%

Non-Franklin NALs	1,842.6	26	18
Less: Impaired commercial loans without reserve	(507.1)	33	0

Adjusted non-Franklin NALs	$1,335.5	23%	25%

Non-Franklin residential mortgage and home equity NALs (3)	$96.2	37%	10%

(1)	Cumulative NCOs against credit exposure.

(2)	Current ACL expressed as a percentage of the September 30, 2009, balances.

(3)	Included in Adjusted non-Franklin NALs.

As shown in the table above, the impaired commercial loan balance and the Franklin balance do not have existing ACL reserves. The Franklin balance has been written down to fair value as a part of the restructuring agreement on March 31, 2009. Furthermore, we do not expect any additional charge-offs in the Franklin portfolio, as 71% of the total Franklin balance was previously charged-off. (See “Franklin Loan Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.) The impaired commercial loan balance is subject to quarterly impairment testing. The $507.1 million balance represents the net recoverable balance based on our most recent test date of September 30, 2009, and has been written down by an aggregate 33%. Based on the impairment designation and valuation, no reserves are assigned to the impaired commercial loan balance.
At September 30, 2009, adjusted non-Franklin NALs totaled $1,335.5 million, and have been written down by a cumulative 23%, with an additional 25% reserve against the carrying value to absorb future credit losses. Also, at September 30, 2009, non-Franklin residential mortgage and home equity NALs totaled $96.2 million, and have been written down by a cumulative 37%, with an additional 10% reserve against the carrying value to absorb future credit losses. As a result of the information and analysis provided in Table 39 and the paragraph above, we believe that our current level of ALLL with respect to our NAL balances is sufficient.
NET CHARGE-OFFS (NCOs)
(This section should be read in conjunction with Significant Item 2.)
Table 40 reflects NCO detail for each of the last five quarters. Due to the size of the NCOs related to our loans to Franklin, we believe it is helpful to analyze trends in our portfolio with those Franklin-related NCOs, and the related loans, removed. Table 41 displays the Franklin-related impacts for each of the last five quarters.

Table 40 — Quarterly Net Charge-Off Analysis

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$68,842 (1)	$98,300 (2)	$210,648 (3)	$473,426 (4)	$29,646
Commercial real estate:
Construction	50,359	31,360	25,642	2,390	3,539
Commercial	118,866	141,261	57,139	35,991	7,446

Commercial real estate	169,225	172,621	82,781	38,381	10,985

Total commercial	238,067	270,921	293,429	511,807	40,631

Consumer:
Automobile loans	8,988	12,379	14,971	14,885	9,813
Automobile leases	1,753	2,227	3,086	3,666	3,532

Automobile loans and leases	10,741	14,606	18,057	18,551	13,345
Home equity	28,045	24,687	17,680	19,168	15,828
Residential mortgage (5)	68,955	17,160	6,298	7,328	6,706
Other loans	10,134	7,033	6,027	3,766	7,241

Total consumer	117,875	63,486	48,062	48,813	43,120

Total net charge-offs	$355,942	$334,407	$341,491	$560,620	$83,751

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial (1), (2), (3), (4)	2.13%	2.91%	6.22%	13.78%	0.87%
Commercial real estate:
Construction	11.14	6.45	5.05	0.45	0.68
Commercial	6.72	7.79	2.83	1.77	0.39

Commercial real estate	7.62	7.51	3.27	1.50	0.45

Total commercial	4.37	4.77	4.96	8.54	0.69

Consumer:
Automobile loans	1.25	1.73	1.56	1.53	1.02
Automobile leases	2.04	2.11	2.39	2.31	1.84

Automobile loans and leases	1.33	1.78	1.66	1.64	1.15
Home equity	1.48	1.29	0.93	1.02	0.85
Residential mortgage (5)	6.15	1.47	0.55	0.62	0.56
Other loans	5.36	4.03	3.59	2.22	4.32

Total consumer	2.94	1.56	1.12	1.12	0.98

Net charge-offs as a% of average loans	3.76%	3.43%	3.34%	5.41%	0.82%

(1)	The 2009 third quarter included net recoveries totaling $4,080 thousand associated with the Franklin relationship.

(2)	The 2009 second quarter included net recoveries totaling $9,884 thousand associated with the Franklin relationship.

(3)	The 2009 first quarter included net charge-offs totaling $128,338 thousand associated with the Franklin restructuring.

(4)	The 2008 fourth quarter included net charge-offs totaling $423,269 thousand associated with the Franklin relationship.

(5)	Effective with the 2009 third quarter, a change to accelerate the timing for when a partial charge-off is recognized was made. This change resulted in $31,952 thousand of charge-offs in the 2009 third quarter.

Table 41 — NCOs — Franklin-Related Impact

	2009			2008
(in millions)	Third	Second	First	Fourth	Third
Commercial and industrial net charge-offs (recoveries)
Franklin	$(4.1)	$(9.9)	$128.3	$423.3	$—
Non-Franklin	72.9	108.2	82.3	50.1	29.6

Total	$68.8	$98.3	$210.6	$473.4	$29.6

Commercial and industrial average loan balances
Franklin	$—	$—	$628.0	$1,085.0	$1,114.0
Non-Franklin	12,922.4	13,523.0	12,913.0	12,661.0	12,515.0

Total	$12,922.4	$13,523.0	$13,541.0	$13,746.0	$13,629.0

Commercial and industrial net charge-offs — annualized percentages
Total	2.13%	2.91%	6.22%	13.78%	0.87%
Non-Franklin	2.26	3.20	2.55	1.58	0.95

	2009			2008
(in millions)	Third	Second	First	Fourth	Third
Total net charge-offs (recoveries)
Franklin	$(3.5)	$(10.1)	$128.3	$423.3	$—
Non-Franklin	359.4	344.5	213.2	137.3	83.8

Total	$355.9	$334.4	$341.5	$560.6	$83.8

Total average loan balances
Franklin	$470.5	$489.0	$630.0	$1,085.0	$1,114.0
Non-Franklin	37,384.7	38,518.0	40,236.0	40,352.0	39,890.0

Total	$37,855.2	$39,007.0	$40,866.0	$41,437.0	$41,004.0

Total net charge-offs — annualized percentages
Total	3.76%	3.43%	3.34%	5.41%	0.82%
Non-Franklin	3.85	3.58	2.12	1.36	0.84
Total C&I NCOs for the 2009 third quarter were substantially improved on a net comparison basis with the prior quarter and our early-stage delinquencies were lower. The lower losses in the current quarter were primarily a result of significantly lower activity associated with loans over $5 million. While the decline from the prior quarter was positive, concern remains regarding the impact of the economic conditions on our commercial borrowers. The majority of the charge-offs were concentrated in smaller loans, distributed across our geographic markets. From an industry perspective, the broad category of manufacturing represented the most significant level of losses during the current quarter.
Current quarter CRE NCOs were $169.2 million, and the single family home builder and retail projects continued to represent a significant portion, or 68%, of the losses. The level of losses in excess of $5 million continued to decline, both in terms of the number of loans, as well as related cumulative amount, as we continued to actively address the credit issues in the portfolio.
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

Automobile loan and lease NCOs were $10.7 million. Performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the underlying quality of the portfolio. The level of delinquencies dropped for the third consecutive quarter, further substantiating our view of flat to improved performance of this portfolio.
Home equity NCOs in the 2009 third quarter were $28.0 million. While NCOs during the current quarter were higher than in prior quarters, there continued to be a declining trend in the early-stage delinquency level in the home equity line of credit portfolio, supporting our longer-term positive view for home equity portfolio performance. The higher losses resulted from a significant increase in loss mitigation activity and short sales. We continue to believe that our more proactive loss mitigation strategies are in the best interest of both the company and our customers. While there has been an increase in the losses from the year-ago quarter, given the market conditions, performance remained within expectations.
Residential mortgage NCOs were $69.0 million. The increase from the prior quarter reflected, among other actions, a more conservative position on the timing of loss recognition. This accounted for $32.0 million of current quarter NCOs. In addition, during the 2009 third quarter we transferred to held for sale, and subsequently sold in the 2009 fourth quarter, $44.8 million of underperforming mortgage loans that resulted in $17.6 million of NCOs in the 2009 third quarter. Excluding the impact of these two actions, NCOs on residential mortgages would have been comparable with the prior quarter. We continue to see some positive trends in early-stage delinquencies, indicating that even with the economic stress on our borrowers, our losses are expected to remain manageable.

Table 42 — Year To Date Net Charge-Off Analysis

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$377,790 (1)	$52,739
Commercial real estate:
Construction	107,361	4,236
Commercial	317,266	26,123

Commercial real estate	424,627	30,359

Total commercial	802,417	83,098

Consumer:
Automobile loans	36,338	26,343
Automobile leases	7,066	9,671

Automobile loans and leases	43,404	36,014
Home equity	70,412	48,388
Residential mortgage (2)	92,413	13,919
Other loans	23,194	16,028

Total consumer	229,423	114,349

Total net charge-offs	$1,031,840	$197,447

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial (1)	3.78%	0.52%
Commercial real estate:
Construction	7.42	0.28
Commercial	5.67	0.46

Commercial real estate	6.03	0.42

Total commercial	4.71	0.48

Consumer:
Automobile loans	1.52	0.98
Automobile leases	2.21	1.40

Automobile loans and leases	1.60	1.06
Home equity	1.24	0.88
Residential mortgage (2)	2.69	0.36
Other loans	4.36	3.07

Total consumer	1.85	0.86

Net charge-offs as a % of average loans	3.51%	0.65%

(1)	The 2009 first nine-month period included net charge-offs totaling $114,374 thousand associated with the Franklin restructuring.

(2)	Effective with the 2009 third quarter, a change to accelerate the timing for when a partial charge-off is recognized was made. This change resulted in $31,952 of charge-offs during the first nine-month period of 2009.
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

Our available for sale investment securities portfolio is comprised of various financial instruments. At September 30, 2009, our available for sale investment securities portfolio totaled $8.5 billion.
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
The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of September 30, 2009:
Table 43 — Credit Ratings of Alt-A, Pooled-Trust-Preferred, and Private Label CMO Securities(1)

	Amortized		Average Credit Rating of Fair Value Amount at September 30, 2009
(in millions)	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private label CMO securities	562.1	475.3	38.8	31.9	38.2	80.7	285.7
Alt-A mortgage-backed securities	186.1	165.8	21.2	26.2	—	—	118.4
Pooled-trust-preferred securities	253.0	118.1	—	25.7	—	29.1	63.3

Total at September 30, 2009	$1,001.3	$759.2	$60.0	$83.8	$38.2	$109.8	$467.4

Total at December 31, 2008	$1,327.4	$987.5	$390.6	$84.4	$174.1	$49.7	$288.7

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, which could result in a reduction to our regulatory capital ratios.
In an effort to lower the risk profile of the Alt-A portfolio, we sold $168.9 million (book value) of our Alt-A securities during the first nine-month period of 2009, resulting in a net securities gain of $1.4 million. These sold securities were some of the lower rated securities that we owned.
Table 44 details our Alt-A, pooled-trust-preferred, and private-label CMO securities exposure at September 30, 2009:
Table 44 — Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities Selected Data
At September 30, 2009
(in millions)

	Alt-A
	mortgage-backed	Private Label	Pooled-Trust-Preferred
	securities	CMO securities	securities	Total

Par value	$230.9	$571.3	$297.3	$1,099.5
Unamortized premium (discount)	(2.7)	(6.3)	(0.4)	(9.4)
Credit OTTI	(15.5)	(2.8)	(42.8)	(61.1)
Other OTTI (1)	(26.6)	(0.1)	(1.1)	(27.8)

OTTI recognized through earnings	(42.1)	(2.9)	(43.9)	(88.9)

Book value / amortized cost	186.1	562.1	253.0	1,001.2

Impairment recognized through
Other Comprehensive Income (2)	(20.3)	(86.8)	(134.9)	(242.0)

Fair value	$165.8	$475.3	$118.1	$759.2

(1)	Other OTTI represents noncredit related impairment recorded through earnings.

(2)	Includes both noncredit OTTI and temporary impairment.
As shown in the above table, the securities in the Alt-A, pooled-trust-preferred, and private-label CMO securities portfolios had a fair value that was $242.0 million less than their book value (net of impairment) at September 30, 2009, resulting from increased liquidity spreads and extended duration. We consider the $242.0 million of impairment to be temporary, as we believe that it is probable that all contractual cash flows will be collected on the related securities and we intend to hold these securities until recovery. The subsequent recovery on this temporary impairment will be recorded in OCI. In addition, we recorded $27.8 million of noncredit related impairment on securities through earnings. These are securities for which we don’t have the intent to hold until recovery. The subsequent recovery of this OTTI will be recorded to interest income over the remaining life of the securities. During the first nine-month period of 2009, we recognized OTTI of $9.7 million within the Alt-A securities portfolio, $29.5 million within the pooled-trust-preferred securities portfolio, and $3.0 million within the private-label CMO securities. (See “Critical Accounting Policies and Use of Significant Estimates” for additional information).
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

Table 45 — Trust Preferred Securities Data
(in thousands, as of September 30, 2009)

						Actual
						Deferrals	Expected
						and	Defaults
					# of	Defaults	as a % of
				Lowest	Issuers Currently	as a % of	Remaining
	Book	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Value	Value	Gain/(Loss)	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$35,308	$11,076	$(24,232)	CC	36/44	18.8%	20.0%	—%
Alesco IV(1)	12,904	3,182	(9,722)	CC	40/54	28.2	27.1	—
ICONS	20,000	12,542	(7,458)	BBB	29/30	3.0	14.0	54.8
I-Pre TSL II	36,838	25,688	(11,149)	AA	29/29	—	14.2	72.8
MM Comm II(1)	23,720	16,585	(7,135)	BBB	5/8	4.7	9.2	—
MM Comm III(1)	11,924	6,016	(5,908)	B	10/12	3.5	34.4	—
Pre TSL IX(1)	4,194	1,621	(2,573)	CC	37/49	23.5	19.0	—
Pre TSL X(1)	13,165	3,936	(9,229)	CC	43/58	26.6	22.3	—
Pre TSL XI	25,000	10,383	(14,618)	CC	54/65	16.9	19.8	3.1
Pre TSL XIII(1)	23,623	8,647	(14,976)	CC	55/65	16.7	22.1	—
Reg Diversified(1)	7,499	7,306	(193)	CC	33/45	26.0	22.8	—
Soloso(1)	7,857	1,638	(6,219)	CC	56/71	16.3	26.9	—
Tropic III	31,000	9,523	(21,477)	B	34/46	25.2	25.9	22.6

Total	$253,031	$118,143	$(134,889)

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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

INCOME SIMULATION AND ECONOMIC VALUE OF EQUITY ANALYSIS
Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are used: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time period. Although bank owned life insurance, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest earning assets, and the net revenue from these assets is recorded to noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. Economic value of equity (EVE) analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year time period simulation.
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. We assumed that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The following table shows the results of the scenarios as of September 30, 2009, and December 31, 2008. All of the positions were within the board of directors’ policy limits.
Table 46 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2009	-2.1%	-1.4%	+0.6%	+0.9%
December 31, 2008	-0.3%	-0.9%	+0.6%	+1.1%
The net interest income at risk reported as of September 30, 2009 for the “+200” basis points scenario showed a slight change to a lower near-term asset sensitive position compared with December 31, 2008. Net interest income at risk reflects actions taken by management to improve the liquidity position of the balance sheet. The primary factors contributing to the change include:
•	2.6% incremental liability sensitivity reflecting the execution of $4.4 billion receive fixed-interest-rate swaps during the first nine-month period of 2009, partially offset by the maturities or calling of $0.6 billion of receive fixed-interest-rate swaps, to offset the impact of actual and anticipated reductions in fixed rate assets.

•	2.3% incremental asset sensitivity reflecting the decrease in floating rate debt and an increase in deposits and net free funds.

•	1.7% incremental liability sensitivity reflecting the purchase of securities to maintain a higher liquidity position.

•	1.3% incremental asset sensitivity reflecting the sale of municipal securities, the securitization and sale of automobile loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.

•	0.7% incremental asset sensitivity reflecting the anticipated slow down in fixed-rate loan originations due to customer preferences for variable-rate loans.
The primary simulations for EVE at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The following table outlines the September 30, 2009, results compared with December 31, 2008. All of the positions were within the board of directors’ policy limits.

Table 47 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2009	-1.8%	+1.3%	-2.9%	-6.8%
December 31, 2008	-3.4%	-1.0%	-2.6%	-7.2%
The EVE at risk reported as of September 30, 2009 for the “+200” basis points scenario showed a change to a lower long-term liability sensitive position compared with December 31, 2008, reflecting actions taken by management to improve the liquidity position of the balance sheet and improvements made in modeling assumptions around deposit pricing and mortgage asset prepayments. The primary factors contributing to the change include:
•	3.1% incremental liability sensitivity reflecting the purchase of securities to maintain a higher liquidity position.

•	2.5% incremental asset sensitivity reflecting the sale of municipal securities, the securitization of indirect auto loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.

•	1.5% incremental asset sensitivity reflecting the improvements made in modeling assumptions around deposit pricing, mortgage asset prepayments, and implied forward yield curves.

•	1.3% incremental liability sensitivity reflecting the execution of $4.4 billion receive fixed-interest-rate swaps during the first nine-month period of 2009, partially offset by maturities or calling of $0.6 billion receive fixed-interest-rate swaps, to offset the impact of actual and anticipated reductions in fixed rate assets.

•	1.1% incremental asset sensitivity reflecting the issuance of $587.3 million common equity in the 2009 third quarter.
MORTGAGE SERVICING RIGHTS (MSRs)
At September 30, 2009, we had a total of $201.0 million of capitalized MSRs representing the right to service $16.1 billion in mortgage loans. Of this $201.0 million, $170.5 million was recorded using the fair value method, and $30.5 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value. If we do not actively engage in hedging, the MSR asset is adjusted using the amortization method, and is carried at the lower of cost or market value. (See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements).
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
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets, and are presented in Table 15 and Table 19. (See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements).
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
From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are included in “accrued income and other assets” on our consolidated balance sheet. At September 30, 2009, we had a total of $33.4 million of such investments, down from $44.7 million at December 31, 2008. The following table details the components of this change during 2009:
Table 48 — Equity Investment Activity
(in thousands)

	Balance at	New	Returns of			Balance at
	December 31, 2008	Investments	Capital	Gain / (Loss)	Other	September 30, 2009
Type:
Public equity	$12,129	$—	$(13,813)	$1,963	$(279)	$—
Private equity	25,951	5,275	(2,573)	(1,368)	—	27,285
Direct investment	6,576	—	—	(444)	—	6,132

Total	$44,656	$5,275	$(16,386)	$151	$(279)	$33,417

At September 30, 2009, we had an additional $22.1 million of unfunded commitments relating to these equity investments.
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
The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal “business as usual” and unanticipated, stressed circumstances. The Risk Management Committee was appointed by the HBI Board Risk Committee to oversee liquidity risk management and establish policies and limits, based upon analyses of the ratio of loans to deposits, liquid asset coverage ratios, the percentage of assets funded with noncore or wholesale funding, net cash capital, liquid assets, and emergency borrowing capacity. In addition, operating guidelines are established to ensure that bank loans included in the Retail and Business Banking, Commercial Banking, Commercial Real Estate, and PFG lines-of-business are funded with core deposits. These operating guidelines also ensure diversification of noncore funding by type, source, and maturity and provide sufficient liquidity to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any credit rating changes and/or other trigger events related to financial ratios, deposit fluctuations, debt issuance capacity, stock performance, or negative news related to us or the banking industry. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, two liquidity subcommittees meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee adherence to, and the maintenance of, the contingency funding plan(s). A Contingency Funding Working Group monitors daily cash flow trends, branch activity, unfunded commitments, significant transactions, and parent company subsidiary sources and uses of funds in order to identify areas of concern, and establish specific funding strategies. This group works closely with the Risk Management Committee and the HBI Communication Team in order to identify issues that may require a more proactive communication plan to shareholders, employees, and customers regarding specific events or issues that could have an impact on our liquidity position.

In the normal course of business, in order to better manage liquidity risk, we perform stress tests to determine the effect that a potential downgrade in our credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings, which are presented in Table 50, have a direct impact on our cost of funds and ability to raise funds under normal, as well as adverse, circumstances. The results of these stress tests indicate that sufficient sources of funds are available to meet our financial obligations and fund our operations for a 12-month period. The stress test scenarios include testing to determine the impact of an interruption to our access to the national markets for funding, significant run-off in core deposits and liquidity triggers inherent in other financial agreements. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity over different time periods to project how funding needs would be managed. The specific alternatives for enhancing liquidity include generating client deposits, securitizing or selling loans, selling or maturing of securities, and extending the level or maturity of wholesale borrowings.
Most credit markets in which we participate and rely upon as sources of funding have been significantly disrupted and highly volatile since mid-2007. Reflecting concern about the stability of the financial markets generally, many lenders reduced, and in some cases, ceased unsecured funding to borrowers, including other financial institutions. Since that time, as a means of maintaining adequate liquidity, we, like many other financial institutions, have relied more heavily on the liquidity and stability present in the secured credit markets since access to unsecured term debt has been restricted. Throughout this period, we continued to extend maturities ensuring that we maintained adequate liquidity in the event the crisis became prolonged. In addition to managing our maturities, we strengthened our overall liquidity position by significantly reducing our noncore funds and wholesale borrowings, and increasing our overall level of liquid assets. Shifting from the net purchasing of overnight federal funds to an excess reserve position at the end of the 2009 first quarter, as well as significantly increasing the level of free securities, has significantly improved our on-hand liquidity. However, we are part of a financial system, and a systemic lack of available credit, a lack of confidence in the financial sector, and increased volatility in the financial markets could materially and adversely affect our liquidity position.
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
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Specifically, if the FDIC permits the Transaction Account Guarantee Program (“TAGP”) to expire as scheduled on June 30, 2010, customers may elect to reduce their deposits with us in an effort to maintain deposit insurance coverage. The TAGP is a voluntary program provided by the FDIC as part of its TLGP. Under the program, all noninterest bearing transaction accounts are fully guaranteed by the FDIC for the customer’s entire account balance. This program provides our customers with additional deposit insurance coverage, and is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. At September 30, 2009, noninterest bearing transaction account balances exceeding $250,000 totaled $2.0 billion. This $2.0 billion represents the amount of noninterest bearing transaction customer deposits that would not have been FDIC insured without the additional coverage provided by the TAGP.
As referenced in the above paragraph, the FDIC establishes a coverage limit, generally $250,000 currently, for interest bearing deposit balances. To provide our customers deposit insurance above the established $250,000, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount being covered by FDIC insurance.

Table 49 reflects deposit composition detail for each of the past five quarters.
Table 49 — Deposit Composition

	2009						2008
(in millions)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Demand deposits — noninterest bearing	$6,306	16%	$6,169	16%	$5,887	15%	$5,477	14%	$5,135	14%
Demand deposits — interest bearing	5,401	14	4,842	12	4,306	11	4,083	11	4,052	11
Money market deposits	8,548	22	6,622	17	5,857	15	5,182	14	5,565	15
Savings and other domestic deposits	4,631	12	4,859	12	5,007	13	4,930	13	4,903	13
Core certificates of deposit	11,205	28	12,197	31	12,616	32	12,856	34	12,270	33

Total core deposits	36,091	91	34,689	89	33,673	86	32,528	86	31,925	85
Other domestic deposits of $250,000 or more	689	2	846	2	1,041	3	1,328	4	1,749	5
Brokered deposits and negotiable CDs	2,630	7	3,229	8	3,848	10	3,954	9	2,925	8
Deposits in foreign offices	419	1	401	1	508	1	733	2	970	2

Total deposits	$39,829	100%	$39,165	100%	$39,070	100%	$37,943	100%	$37,569	100%

Total core deposits:
Commercial	$10,884	30%	$9,738	28%	$8,934	27%	$7,971	25%	$8,208	26%
Personal	25,207	70	24,951	72	24,739	74	24,557	76	23,717	74

Total core deposits	$36,091	100%	$34,689	100%	$33,673	100%	$32,528	100%	$31,925	100%

(1)	Comprised largely of national market deposits.

During the first nine-month period of 2009, we initiated various strategies with the intent of further strengthening our liquidity position, as well as reducing the size of our balance sheet to, among other objectives, provide additional support to our TCE ratio (see “Capital” discussion). Our actions taken during the first nine-month period of 2009 resulted in: (a) $4.2 billion increase in our unpledged investment securities, (b) $1.1 billion increase in available cash and due from banks, (c) $1.0 billion automobile loan securitization, (d) $0.6 billion sale of municipal securities, (e) $0.6 billion debt issuance as part of the TLGP, and (f) $0.2 billion mortgage loan sale. Any proceeds from these actions were used primarily to pay down wholesale borrowings.
In addition to these actions, core deposits grew $3.6 billion during the first nine-month period of 2009. This increase reduced our reliance upon noncore funding sources. In addition, our loan-to-deposit ratio improved to 94% at September 30, 2009, compared with 108% at December 31, 2008.
On October 22, 2009, we announced an offer to purchase certain subordinated notes issued previously by the Bank. The offer established the cash prices that we would pay for each of the subordinated note issuances, and established a maximum amount that we would purchase of $400 million of principal outstanding. The purpose of this offer was to redeem these obligations at prices and terms that we believe are favorable. Any difference between the carrying value of the notes and the purchase price will be recorded as a pretax gain, net of expenses. While these securities qualify as Tier 2 capital, it is our intention to replace this capital at the Bank with an intercompany subordinated note from the parent company. Therefore, any redemption should increase the quantity and quality of the Bank’s capital. The funding for this transaction will be from cash on hand, and will not have a material impact on our liquidity position. On a consolidated basis, the transaction will reduce our total risk-based capital and increase our Tier 1 capital. Through November 4, 2009, the “Early Tender Date”, we had received tenders of these subordinated notes having an aggregate principal amount of $370 million. Based on the terms and conditions of the offer, and the amount of tenders received through the “Early Tender Date”, we anticipate a pretax gain of approximately $80 million — $90 million, including the impact of fair value adjustments from hedge accounting, will be recorded in the 2009 fourth quarter.
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

	September 30,	December 31,
(in billions)	2009	2008

Loans and Securities Pledged
Federal Reserve Bank	$8.0	$8.4
FHLB-Cincinnati	8.7	9.2

Total loans and securities pledged	$16.7	$17.6

Total unused borrowing capacity at Federal Reserve Bank and FHLB-Cincinnati	$8.4	$9.3
As part of a periodic review conducted by the Federal Reserve, our discount window and TAF borrowing capacity was reduced during 2009. The reduction was based on the lowering of the specific percentages of pledged amounts available for borrowing.
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
At September 30, 2009, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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

At September 30, 2009, the parent company had $1.8 billion in cash or cash equivalents, compared with $1.1 billion at December 31, 2008. The following actions taken during the first nine-month period of 2009 affected the parent company’s liquidity position: (a) the issuance of 213.0 million shares of new common stock through two common stock offerings resulting in aggregate gross proceeds of $796.8 million; (b) the completion of three separate “discretionary equity issuance” programs, which allowed us to take advantage of market opportunities to issue an additional 92.7 million shares of common stock worth $338.9 million; (c) two contributions of $250.0 million each, or $500.0 million total, of additional capital made by the parent company to the Bank, which increased the Bank’s regulatory capital levels above its already “well-capitalized” levels; and (d) the redemption of a portion of our junior subordinated debt at a total cost of $96.2 million. A portion of the cash proceeds received from the common stock issuances were used to purchase investment securities.
Based on the current dividend of $0.01 per common share, cash demands required for common stock dividends are estimated to be approximately $7 million per quarter. We recognize the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme and economic market deterioration and the changing regulatory environment drove the difficult but prudent decision to reduce the dividend during the 2009 first quarter to $0.01 per common share. This proactive measure will enable us to build capital and strengthen our balance sheet. Table 55 provides additional detail regarding quarterly dividends declared per common share.
During 2008, we issued an aggregate $569 million of Series A Non-cumulative Perpetual Convertible Preferred Stock. The Series A Preferred Stock will pay, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). During the 2009 first and second quarters, we entered into agreements with various institutional investors exchanging shares of our common stock for shares of the Series A Preferred Stock held by them (see “Capital” discussion). In the aggregate, these exchanges are anticipated to reduce our total dividend cash requirements (common, Series A Preferred Stock, and Series B Preferred Stock) by an estimated $4.0 million per quarter. Considering these exchanges and the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.
Also during 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury as a result of our participation in the TARP voluntary CPP. The Series B Preferred Stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, resulting in quarterly cash demands of approximately $18 million through 2012, and $32 million thereafter (see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2009, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
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
Table 50 — Credit Ratings

September 30, 2009
	Senior Unsecured	Subordinated
	Notes	Notes	Short-term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	Baa2	Baa3	P-2	Negative
Standard and Poor’s	BB+	BB	B	Negative
Fitch Ratings	BBB	BBB-	F2	Negative

The Huntington National Bank
Moody’s Investor Service	Baa1	Baa2	P-2	Negative
Standard and Poor’s	BBB-	BB+	A-3	Negative
Fitch Ratings	BBB+	BBB	F2	Negative
During the 2009 first and second quarters, all three rating agencies lowered their credit ratings for both the parent company and the Bank. The credit ratings to senior unsecured notes, subordinated notes, and short-term debt were changed. The above table reflects these changes. During the 2009 third quarter, Fitch Ratings reaffirmed the ratings given to both the parent company and the Bank. The FHLB uses the Bank’s credit rating in its calculation of borrowing capacity. As a result of these credit rating changes, the FHLB reduced our borrowing capacity by $370 million during the 2009 first quarter (see “Risk Factors” included in Item 1A of our 2008 Form 10-K).
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
Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2009, we had $0.6 billion of standby letters of credit outstanding, of which 54% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company (HIC), our broker-dealer subsidiary. Due to the credit rating changes noted above, and pursuant to the letters of credit issued by the Bank, the Bank repurchased substantially all of these securities, net of payments and maturities, during 2009. As a result of these repurchases, only $39.2 million of these standby letters of credit were outstanding at September 30, 2009.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At September 30, 2009, December 31, 2008, and September 30, 2008, we had commitments to sell residential real estate loans of $729.5 million, $759.4 million, and $485.6 million, respectively. These contracts mature in less than one year.

During the 2009 first quarter, we transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. The securitization qualified for sale accounting under ASC 860. We retained $210.9 million of the related securities and recorded a $47.1 million retained residual interest as a result of the transaction. Subsequent to the transaction, we sold $78.4 million of these securities in the 2009 second quarter. These amounts were recorded as investment securities on our condensed consolidated balance sheet. We also recorded a $5.9 million loss in other noninterest income on the condensed consolidated statement of income and recorded a $19.5 million servicing asset in accrued income and other assets associated with this transaction.
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
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.7 billion at September 30, 2009. This represented a decrease compared with $7.2 billion at December 31, 2008, primarily reflecting the negative impact of the $2.6 billion goodwill impairment charge, partially offset by the issuance of 305.7 million new shares of common stock, through two common stock offerings and three “discretionary equity issuance” programs, worth $1.1 billion, and the exchange of a portion of our Series A Preferred Stock for 41.1 million shares of our common stock worth $0.2 billion (see “Tier 1 Common Equity” section below).
Tier 1 Common Equity
During the first nine-month period of 2009, a key priority was to strengthen our capital position in order to withstand potential future credit losses should the economic environment continue to deteriorate. During the 2009 second quarter, the Federal Reserve conducted a Supervisory Capital Assessment Program (SCAP) on the country’s 19 largest bank holding companies to determine the amount of capital required to absorb losses that could arise under “baseline” and “more adverse” economic scenarios. The SCAP results determined that a Tier 1 common capital risk based ratio of at least 4.0% would be needed. A total of 10 of the 19 bank holding companies were directed to increase their capital levels to meet this 4.0% threshold.
While we were not one of these 19 institutions required by the Federal Reserve to conduct a forward-looking capital assessment, or “stress test”, we believed it important that we have an equivalent relative amount of capital to meet the official SCAP threshold of a 4% Tier 1 common capital risk based ratio. As such, in May of 2009, we conducted an internal analysis designed to emulate the SCAP “more adverse” economic scenario based on December 31, 2008, portfolio balances as modeled by the Federal Reserve. As a result of that analysis, we disclosed on May 20, 2009, that we estimated $675 million of Tier 1 common equity was needed in addition to that already raised through that date. By June 30, 2009, substantially all of that capital had been raised. On September 17, 2009, we announced the completion of a third discretionary equity issuance program that raised a net $146.9 million of common equity, thus exceeding the remaining capital needed indicated by our internal SCAP analysis.
On that same date we announced a new $350 million common stock offering as favorable market conditions and investor interest presented an opportunity to continue to build common equity efficiently to the long-term benefit of our shareholders. On September 19, 2009, we announced the completion of this common stock offering, which resulted in a net $440.4 million issuance of common equity. This capital, over and above that indicated by our internal SCAP analysis, increases our flexibility to repurchase debt and improve our overall funding. Further, it gives us the additional capacity to pursue growth of our core businesses, which includes supporting organic asset and deposit growth. This capital also provides us with sufficient capital to withstand a stressed economic scenario, allows us to take advantage of initiatives identified through our strategic planning effort currently underway, and significantly enhances our ability to eventually repay our $1.4 billion of TARP capital.

The following table summarizes the primary activity during the first nine-month period of 2009 to increase Tier 1 common equity:
Table 51 — Tier 1 Common Equity Activity

			Other
	Common Stock		Retained
(in millions)	Shares	Amount	Earnings	Total
First Quarter — 2009
Franklin restructuring	—	$—	$159.9	$159.9
Conversion of preferred stock	24.6	114.1	—	114.1
Other (1)	—	—	47.1	47.1

Total 2009 First Quarter	24.6	114.1	207.0	321.1

Discretionary equity issuance #1	38.5	117.6	—	117.6
Discretionary equity issuance #2	18.5	74.4	—	74.4
Conversion of preferred stock	16.5	92.3	—	92.3
Common stock offering	103.5	356.4		356.4
Gain on cash tender offer of certain trust preferred securities	—	—	43.8	43.8
Gain related to Visa stock	—	—	20.4	20.4

Total 2009 Second Quarter	177.0	640.7	64.2	704.9

Discretionary equity issuance #3	35.7	146.9		146.9
Common stock offering	109.5	440.4		440.4

Total 2009 Third Quarter	145.2	587.3	—	587.3

Total Year-to-date	346.8	$1,342.1	$271.2	$1,613.3

(1)	Primarily represents improvement in other comprehensive income.
As shown in the table above, these actions increased our Tier 1 common equity by $1.6 billion during the first nine-month period of 2009. While we may continue to seek opportunities to further strengthen our capital position, we believe that we have sufficient capital to withstand a severe economic scenario similar to that used by the Federal Reserve in its modeling of capital adequacy for the 19 large bank holding companies where “stress tests” were conducted.
The following table presents risk-weighed assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 52 — Capital Adequacy

	2009			2008
(in millions)	September 30,	June 30,	March 31,	December 31,	September 30,

Consolidated capital calculations:

Shareholders’ common equity	$3,992	$3,541	$3,047	$5,351	$5,807
Shareholders’ preferred equity	1,683	1,679	1,768	1,878	569

Total shareholders’ equity	5,675	5,221	4,815	7,229	6,376
Goodwill	(444)	(448)	(452)	(3,055)	(3,056)
Intangible assets	(303)	(322)	(340)	(357)	(376)
Intangible asset deferred tax liability (1)	106	113	119	125	132

Total tangible equity (2)	5,034	4,563	4,142	3,942	3,076
Shareholders’ preferred equity	(1,683)	(1,679)	(1,768)	(1,878)	(569)

Total tangible common equity (2)	$3,351	$2,884	$2,374	$2,064	$2,507

Total assets	$52,513	$51,397	$51,702	$54,353	$54,661
Goodwill	(444)	(448)	(452)	(3,055)	(3,056)
Other intangible assets	(303)	(322)	(340)	(357)	(376)
Intangible asset deferred tax liability (1)	106	113	119	125	132

Total tangible assets (2)	$51,872	$50,740	$51,029	$51,066	$51,361

Tier 1 equity	$5,755	$5,390	$5,167	$5,036	4,101
Shareholders’ preferred equity	(1,683)	(1,679)	(1,768)	(1,878)	(569)
Trust preferred securities	(570)	(570)	(736)	(736)	(736)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$3,452	$3,091	$2,613	$2,372	$2,746

Risk-weighted assets (RWA)
Consolidated	$44,142	$45,463	$46,383	$46,994	$46,608
Bank	43,964	45,137	45,951	46,477	45,833

Tier 1 common equity / RWA ratio (2), (3)	7.82%	6.80%	5.63%	5.05%	5.89%

Tangible equity / tangible asset ratio (2)	9.71	8.99	8.12	7.72	5.99

Tangible common equity / tangible asset ratio (2)	6.46	5.68	4.65	4.04	4.88

(1)	Intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(3)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
As shown in the above table, our consolidated TCE ratio was 6.46% at September 30, 2009, an increase from 4.04% at December 31, 2008. The 242 basis point increase from December 31, 2008, primarily reflected the $796.8 million aggregate of new common stock offering issuances, the $206.4 million conversion of Series A Preferred Stock to common stock, as well as the reducing of our balance sheet through the securitizing of automobile loans, and the selling of a portion of our municipal securities portfolio, as well as mortgage loans.
Regulatory Capital
Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. We intend to maintain both the company’s and the Bank’s risk-based capital ratios at levels at which each would be considered “well-capitalized” by regulators. The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency (OCC), which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board.

Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation our consolidated Tier 1, Tier 2, and total risk-based capital amounts during 2009.
Table 53 — Regulatory Capital Activity
(in millions)

	Shareholder			Disallowed	Disallowed
	Common	Preferred	Qualifying	Goodwill &	Other	Tier 1
	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital
Balance at December 31, 2008	$5,676.2	$1,877.7	$787.9	$(3,286.8)	$(19.4)	$5,035.6
Cumulative effect accounting changes	3.5	—	—	—	—	3.5
Earnings	(2,724.5)	—	—	—	—	(2,724.5)
Changes to disallowed adjustments	—	—	—	2,646.5	(2.3)	2,644.2
Dividends	(92.4)	—	—	—	—	(92.4)
Issuance of common stock	1,140.7	—	—	—	—	1,140.7
Conversion of preferred stock	206.5	(206.5)	—	—	—	—
Amortization of preferred discount	(11.9)	11.9	—	—	—	—
Redemption of junior subordinated debt	—	—	(166.3)	—	—	(166.3)
Disallowance of deferred tax assets	—	—	—	—	(89.4)	(89.4)
Change in minority interest	—	—	(0.9)	—	—	(1.0)
Other	4.7	0.3	—	—	—	5.1

Balance at September 30, 2009	$4,202.8	$1,683.4	$620.7	$(640.3)	$(111.1)	$5,755.5

		Qualifying
		Subordinated		Tier 1 Capital	Total risk-based
	Qualifying ACL	Debt	Tier 2 Capital	(from above)	capital
Balance at December 31, 2008	$591.8	$907.2	$1,499.0	$5,035.6	$6,534.6
Change in qualifying subordinated debt	—	(78.2)	(78.2)	—	(78.2)
Change in qualifying ACL	(10.8)	—	(10.8)	—	(10.8)
Changes to Tier 1 Capital (see above)	—	—	—	719.9	719.9

Balance at September 30, 2009	$581.0	$829.0	$1,410.0	$5,755.5	$7,165.5

(1)	Excludes other comprehensive income (OCI) and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for the past five quarters:
Table 54 — Regulatory Capital Ratios

		2009			2008
		September 30,	June 30,	March 31,	December 31,	September 30,
Risk-weighted assets (RWA) (in millions)	Consolidated	$44,142	$45,463	$46,383	$46,994	$46,608
	Bank	43,964	45,137	45,951	46,477	45,883
Tier 1 leverage ratio (1)	Consolidated	11.30%	10.62%	9.67%	9.82%	7.99%
	Bank	6.48	6.46	5.95	5.99	6.36
Tier 1 risk-based capital / RWA ratio (1)	Consolidated	13.04	11.85	11.14	10.72	8.80
	Bank	7.46	7.14	6.79	6.44	7.01
Total risk-based capital / RWA ratio (1)	Consolidated	16.23	14.94	14.26	13.91	12.03
	Bank	11.75	11.35	11.00	10.71	10.25

(1)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
At September 30, 2009, the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $3.1 billion and $2.8 billion, respectively.
Our risk-weighted capital ratios improved during the 2009 third quarter compared with prior quarters. The primary driver of these improvements was the $587.3 million of net proceeds from the discretionary equity issuance program and the common stock public offering completed in the 2009 third quarter. Additionally, risk-weighted assets declined during the 2009 third quarter, as both loans outstanding and unfunded loan commitments decreased. These improvements were slightly offset by an increase in the amount of our net deferred tax asset that was disallowed for regulatory capital purposes. Regulations require that we deduct from our Tier 1 capital any amount that we cannot demonstrate the ability to recover within the next 12 months. This adjustment to regulatory capital has no impact on our assessment of the realizability of our net deferred tax asset.
The Bank’s risk-weighted capital ratios also improved during the quarter. The primary driver of these improvements was a $250 million cash capital contribution made by the parent company in the current quarter. Additionally, risk-weighted assets declined during the current quarter, as both loans outstanding and unfunded loan commitments decreased. Similar to the parent company regulatory capital, the improvements in capital at the Bank were slightly offset by an increase in the amount of our net deferred tax asset that was disallowed for regulatory capital purposes. Bank regulations require that we deduct from our Tier 1 capital any amount that we cannot demonstrate the ability to recover within the next 12 months. At September 30, 2009, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.6 billion and $0.8 billion, respectively.
Preferred Stock / TARP
In 2008, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock is nonvoting and may be convertible at any time, at the option of the holder, into 83.668 shares of our common stock. Shares of Series A Preferred Stock held by investors is not a component of Tier 1 common equity. As previously discussed (see “Tier 1 Common Equity” section), we entered into agreements with various institutional investors exchanging 41.1 million shares of our common stock for 0.2 million shares of the Series A Preferred Stock held by them during the first nine-month period of 2009. These transactions increased common equity by $206.4 million, while preferred equity decreased by the same amount.
During 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 23.6 million shares of our common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital. The resulting discount on the preferred stock will be amortized, resulting in additional dilution to our earnings per share. The Series B Preferred Stock is not a component of Tier 1 common equity. (See Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).

Other Capital Matters
To accelerate the building of capital, we reduced our quarterly common stock dividend to $0.01 per common share, effective with the dividend paid April 1, 2009.
On February 18, 2009, our 2006 Repurchase Program was terminated. Additionally, as a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during the first nine-month period of 2009.
As shown in the table below, our book value per share declined to $5.59 per share at September 30, 2009, from $14.62 per share at December 31, 2008. This decline reflected the net loss applicable to common shares for the first nine-month period of 2009, which included a $2.6 billion impairment of our goodwill (see the “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section). Our tangible book value per share, which excludes goodwill and other intangible assets from equity, declined to $4.69 per share at September 30, 2009, from $5.64 at December 31, 2008. This decline was significantly less, on both an absolute and relative basis, compared with the decline in book value per share, as the size of the net loss applicable to common shares reflected the goodwill impairment in 2009 and had no impact to tangible equity. Tangible book value per share also declined as a result of the issuance of 305.7 million common shares in 2009, through two common stock offerings and three discretionary equity issuance programs, at an average net proceeds of $3.71 per share.

Table 55 — Quarterly Common Stock Summary

	2009			2008
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Common stock price, per share
High (1)	$4.970	$6.180	$8.000	$11.650	$13.500
Low (1)	3.260	1.550	1.000	5.260	4.370
Close	4.710	4.180	1.660	7.660	7.990
Average closing price	4.209	3.727	2.733	8.276	7.510

Dividends, per share
Cash dividends declared per common share	$0.0100	$0.0100	$0.0100	$0.1325	$0.1325

Common shares outstanding
Average — basic	589,708	459,246	366,919	366,054	366,124
Average — diluted (2)	589,708	459,246	366,919	366,054	367,361
Ending	714,469	568,741	390,682	366,058	366,069

Book value per share	$5.59	$6.23	$7.80	$14.62	$15.86
Tangible book value per share	4.69	5.07	6.08	5.64	6.85

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(2)	For all the quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculations. They were excluded because the results would have been higher than basic earnings per common share (anti-dilutive) for the periods.

BUSINESS SEGMENT DISCUSSION
This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 18 of the Notes to Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
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
Periodically, organizational changes result in the transfer of specific components from one business segment to another business segment. During the 2009 second quarter, the Mezzanine Lending component was transferred to the Commercial Real Estate business segment from the PFG business segment.
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
Expense Allocation
Business segment results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. For comparability purposes, the amounts in all periods were based on business segments and methodologies in effect at September 30, 2009.
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
Net Income by Business Segment
We reported a net loss of $2,724.5 million for the first nine months of 2009. This compared with net income of $303.5 million for the first nine months of 2008. The segregation of net income by business segment for the first nine months of 2009 and 2008 is presented in the following table:

Table 56 — Net Income (Loss) by Business Segment — 2009 First Nine Months vs. 2008 First Nine Months

	Nine Months Ended September 30,
(in thousands)	2009	2008	Change
Retail and Business Banking	$127,366	$194,239	$(66,873)
Commercial Banking	(41,800)	100,771	(142,571)
Commercial Real Estate	(245,664)	16,279	(261,943)
AFDS	84	15,939	(15,855)
PFG	15,510	42,458	(26,948)
Treasury/Other	(6,170)	(66,201)	60,031
Unallocated goodwill impairment (1)	(2,573,818)	—	(2,573,818)

Total net (loss) income	$(2,724,492)	$303,485	$(3,027,977)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. The allocation of this charge to the newly created business segments is not practical. See the “Goodwill” section located within the “Critical Accounting Polices and Use of Significant Estimates” section for additional information.

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first nine-month period of 2009 is presented in the following table:

Table 57 — Average Loans/Leases and Deposits by Business Segment — 2009 First Nine Months

	Regional and	Commercial	Commercial			Treasury /
(in millions)	Business Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,358	$7,175	$512	$1,115	$960	$207	$13,327
Commercial real estate	1,593	1,006	6,570	43	180	—	9,392

Total commercial	4,951	8,181	7,082	1,158	1,140	207	22,719
Automobile loans and leases	—	—	—	3,620	—	—	3,620
Home equity	6,825	46	—	—	661	68	7,600
Residential mortgage	3,686	1	1	1	641	254	4,584
Other consumer	484	8	—	184	33	—	709

Total consumer	10,995	55	1	3,805	1,335	322	16,513

Total loans	$15,946	$8,236	$7,083	$4,963	$2,475	$529	$39,232

Average Deposits
Demand deposits — noninterest bearing	$3,323	$1,919	$184	$66	$343	$84	$5,919
Demand deposits — interest bearing	3,485	702	33	—	368	3	4,591
Money market deposits	3,934	1,260	156	4	1,170	—	6,524
Savings and other domestic time deposits	4,619	260	—	—	67	—	4,946
Core certificates of deposit	11,877	59	7	—	365	—	12,308

Total core deposits	27,238	4,200	380	70	2,313	87	34,288
Other deposits	390	1,442	36	7	150	2,797	4,822

Total deposits	$27,628	$5,642	$416	$77	$2,463	$2,884	$39,110

Retail and Business Banking
(This section should be read in conjunction with Significant Items 1, 4, 5.)
Objectives, Strategies, and Priorities
Our Retail and Business Banking segment provides traditional banking products and services to consumer and small business customers located in our 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and almost 1,400 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, such as mortgage banking. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At September 30, 2009, Retail and Business Banking accounted for 41% and 72% of consolidated loans and leases and deposits, respectively.
The Retail and Business Banking strategy is to focus on building a deeper relationship with our customers by providing an exceptional service experience. This focus on service involves continued investments in state-of-the-art platform technology in our branches, award-winning retail and business websites for our customers, extensive development of employees, and internal processes that empower our local bankers to serve our customers.
2009 First Nine Months versus 2008 First Nine Months
Table 58 — Key Performance Indicators for Retail and Business Banking

	Nine Months Ended
	September 30,		Change — YTD 2009 vs 2008
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$762,765	$719,492	$43,273	6%
Provision for credit losses	342,472	147,227	195,245	N.M.
Noninterest income	385,791	317,102	68,689	22
Noninterest expense excluding goodwill impairment	610,136	590,538	19,598	3
(Benefit) Provision for income taxes	68,582	104,590	(36,008)	(34)

Net income	$127,366	$194,239	$(66,873)	(34)%

Total average assets (in millions)	$18,060	$18,828	$(768)	(4)%
Total average loans/leases (in millions)	15,946	16,850	(904)	(5)
Total average deposits (in millions)	27,628	26,033	1,595	6
Net interest margin	3.66%	3.68%	(0.02)%	(1)
Net charge-offs (NCOs)	$297,390	$97,335	$200,055	N.M.
NCOs as a % of average loans and leases	2.49%	0.77%	1.7%	N.M.

Return on average equity	13.3	26.0	(12.7)	(49)
Retail banking # DDA households (eop)	921,059	898,966	22,093	2
Retail banking # new relationships 90-day cross-sell (average)	2.60	2.38	0.22	9
Small business # business DDA relationships (eop)	112,427	106,538	5,889	6
Small business # new relationships 90-day cross-sell (average)	2.06	2.07	(0.01)	(0)
Mortgage banking closed loan volume (in millions)	$4,131	$3,049	$1,082	35%
eop — End of Period.
N.M., not a meaningful value.

Retail and Business Banking reported net income of $127.4 million in the first nine-month period of 2009, compared with net income of $194.2 million in the first nine-month period of 2008.
The most notable factor contributing to this $66.9 million decrease was a $195.2 million increase to the provision for credit losses, reflecting: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from the 2009 second quarter portfolio review process (see “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a $200.1 million increase in NCOs. Our consumer loan NCOs increased $96.5 million, primarily reflecting: (a) the sale of underperforming mortgage loans that were written down to their fair value prior to sale, (b) a more conservative position regarding the timing of loss recognition in our residential mortgage portfolio, and (c) the higher unemployment rate, particularly in our Michigan and northern Ohio markets. The overall economic slowdown impacted our commercial loan portfolio as reflected in the increases in commercial NCOs and NALs, which increased $103.6 million and $192 million, respectively. Contributing to the increase in commercial NALs was our more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments.
Net interest income increased $43.3 million, or 6%, reflecting: (a) lower market interest rates, (b) $1.7 billion increase in average consumer deposit balances, (c) decreases in our funding costs for nonearning assets, and (d) an increase in allocated equity, resulting in a higher funding credit. Partially offsetting these increases were: (a) $25.5 million reduction in loan net interest income, reflecting significant declines in interest rates, (b) a 45 basis point decline in the commercial deposit net interest margin as a result of the significant decline in the 30 day LIBOR rate, and (c) a $20.8 million reduction related to MSR hedging.
The $0.9 billion decline in total average loans and leases primarily reflected a $0.7 billion decrease in average residential mortgages, resulting from the impact of loan sales. Although mortgage originations increased 35%, the majority of our fixed-rate originations were sold in the secondary market, as is our practice. The $0.3 billion decrease in average commercial loans, primarily reflected: (a) higher commercial loan NCOs, and (b) lower loan origination production when compared with the first nine-month period of 2008, particularly in our CRE portfolio reflecting our planned efforts to shrink this portfolio.
Average total deposits increased $1.6 billion, or 6%, primarily reflecting increased sales efforts throughout 2009 as deposit growth has been a strategic priority for us for the year. Additionally, the number of DDA households also increased 2%, primarily reflecting the same sales efforts. We anticipate continued consumer deposit growth for the remainder of 2009, particularly in our consumer DDA and non-maturity deposits. Period-end balances for total core deposits increased in all of our regions.
Noninterest income increased $68.7 million, or 22%, primarily reflecting a $71.3 million increase in mortgage banking income. The increase to mortgage banking income primarily reflected a $48.2 million increase in origination and secondary marketing fees as a result of a 35% increase in mortgage originations, as well as a $33.0 million improvement in the net hedging impact of MSRs. We expect mortgage originations for the remainder of the year to stabilize or be slightly lower compared with the first nine-month period of 2009. Additionally, electronic banking income increased $7.5 million, primarily reflecting an increased number of deposit accounts and transaction volumes, as well as additional third-party processing fees. These increases were partially offset by a $12.0 million decline in service charges on deposit accounts, primarily reflecting lower consumer nonsufficient funds and overdraft fees, partially offset by higher commercial service charges. During the current economic environment, customers have improved the management of their deposit balances, thus resulting in fewer overdraft instances.
Noninterest expense increased $19.6 million. This increase reflected a $30.9 million increase in FDIC insurance expense as the comparable year-ago period’s expense was substantially offset by an assessment credit that has since been fully utilized, and a $15.7 million increase in credit quality-related expenses, such as legal and collection costs as a result of higher levels of problem assets, as well as loss mitigation activities. We expect that collection costs will remain elevated for the remainder of 2009 due to the current economic weaknesses. These increases were partially offset by a $22.7 million decrease in personnel expense resulting from a 6% reduction in full-time equivalent employees, as well as a reduction in, or elimination of, incentive plan payouts. Also, several other expense categories, such as travel expense and marketing expense, declined as a result of the implementation of expense reduction initiatives.

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
The Commercial Banking strategy is to focus on building a deeper relationship with our customers by providing an exceptional service experience. This focus on service requires continued investments in technology for our product offerings, websites for our customers, extensive development of employees, and internal processes that empower our local bankers to serve our customers better.
2009 First Nine Months versus 2008 First Nine Months
Table 59 — Key Performance Indicators for Commercial Banking

	Nine Months Ended
	September 30,		Change — YTD 2009 vs 2008
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$232,729	$237,427	$(4,698)	(2)%
Provision for credit losses	257,405	36,342	221,063	N.M.
Noninterest income	68,083	72,304	(4,221)	(6)
Noninterest expense	107,715	118,356	(10,641)	(9)
(Benefit) Provision for income taxes	(22,508)	54,262	(76,770)	N.M.

Net (loss) income	$(41,800)	$100,771	$(142,571)	N.M. %

Total average assets (in millions)	$8,569	$8,691	$(122)	(1)%
Total average loans/leases (in millions)	8,236	8,189	47	1
Total average deposits (in millions)	5,642	6,284	(642)	(10)
Net interest margin	3.80%	3.85%	(0.05)%	(1)
Net charge-offs (NCOs)	$175,033	$41,000	$134,033	N.M.
NCOs as a % of average loans and leases	2.83%	0.67%	2.2%	N.M.
Return on average equity	(7.1)	17.5	(24.6)	N.M.
N.M., not a meaningful value.
Commercial Banking reported a net loss of $41.8 million in the first nine-month period of 2009, compared with net income of $100.8 million in the first nine-month period of 2008. The decline reflected a $221.1 million increase to the provision for credit losses. This increase to the provision for credit losses reflected: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from the 2009 second quarter portfolio review process (see “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a $134.0 million increase in NCOs, again reflecting the continued impact of the economic conditions on our commercial borrowers. As NALs continued to grow, we built our loan loss reserves. NALs increased $262 million, reflecting our more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. The impact to net income resulting from the increase in the provision for credit losses was partially offset by a $76.8 million reduction in provision for income taxes expense reflecting the net loss during the first nine-month period of 2009. Although we expect our commercial portfolio will remain under pressure, we believe that the risks in our loan portfolios are manageable.

Net interest income decreased $4.7 million, or 2%, primarily reflecting a 5 basis point decline in net interest margin, and a $1.3 billion decline in average interest bearing liabilities as average earning assets were essentially unchanged. The net interest margin decline primarily reflected a 9 basis point reduction in loan net interest margin, resulting from a significant decline in the LIBOR rate, as well as a $262 million increase in NALs. The decline in average interest bearing liabilities primarily reflected lower money-market account, time deposit, and other sweep product balances, partially as a result of the migration of those balances into demand deposit accounts due to lower market rates and the increased FDIC insurance coverage.
Average total deposits declined $0.6 billion, or 10%, compared with the first nine-month period of 2008. The decline reflected decreases in account balances on deposit products that had customer rates directly linked to overall market interest rates that decreased quickly and significantly in the 2008 fourth quarter. Additionally, some customers with higher account balances withdrew a portion of their balances due to concern over FDIC insurance coverage.
Noninterest income decreased $4.2 million, or 6%, primarily reflecting: (a) a $4.9 million decrease in derivative income due to a decline in demand for interest rate swap products, (b) a $0.7 million decrease in mezzanine income, and (c) a $1.8 million decline in operating lease income, as effective with the 2009 second quarter, lease originations were recorded as direct finance leases rather than operating leases. These decreases were partially offset by a $3.6 million increase in service charges on deposit accounts, reflecting pricing initiatives implemented during the 2009 first six-month period.
Noninterest expense declined $10.6 million, reflecting an $11.7 million decrease in personnel expense resulting from an 18% reduction in full-time equivalent employees, as well as a decrease in various other expense categories as a result of the implementation of several expense reduction initiatives. These decreases were partially offset by a $6.1 million increase in FDIC insurance expense as a result of the comparable year-ago period’s expense was offset by an assessment credit that has since been fully utilized, and a $4.0 million increase in credit quality related expenses, such as legal and collection costs as a result of higher levels of problem assets, as well as loss mitigation activities. We expect that collection costs will remain elevated for the remainder of 2009 due to the current economic weaknesses.

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
2009 First Nine Months versus 2008 First Nine Months
Table 60 — Key Performance Indicators for Commercial Real Estate

	Nine Months Ended
	September 30,		Change — YTD 2009 vs 2008
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$136,727	$130,479	$6,248	5%
Provision for credit losses	494,334	97,829	396,505	N.M.
Noninterest income	321	13,478	(13,157)	(98)
Noninterest expense	20,658	21,083	(425)	(2)
(Benefit) Provision for income taxes	(132,280)	8,766	(141,046)	N.M.

Net (loss) income	$(245,664)	$16,279	$(261,943)	N.M. %

Total average assets (in millions)	$7,011	$6,513	$498	8%
Total average loans/leases (in millions)	7,083	6,496	587	9
Total average deposits (in millions)	416	531	(115)	(22)
Net interest margin	2.59%	2.69%	(0.10)%	(4)
Net charge-offs (NCOs)	$373,723	$16,409	$357,314	N.M.
NCOs as a % of average loans and leases	7.04%	0.34%	6.7%	N.M.
Return on average equity	(58.8)	5.0	(63.8)	N.M.
N.M., not a meaningful value.
Commercial Real Estate reported a net loss of $245.7 million in the first nine-month period of 2009, compared with net income of $16.3 million in the first nine-month period of 2008. The decline primarily reflected a $396.5 million increase to the provision for credit losses reflecting: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from the 2009 second quarter portfolio review process (see “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a $357.3 million increase in NCOs, again reflecting the continued impact of the economic conditions on our commercial borrowers. As NALs continued to grow, we built our loan loss reserves. NALs increased $808 million, reflecting our more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. The impact to net income resulting from the increase in the provision for credit losses was partially offset by a $141.0 million reduction in provision for income taxes expense reflecting the net loss during the first nine-month period of 2009. Although we expect our CRE portfolio will remain under pressure, we believe that the risks in our loan portfolios are manageable.

Net interest income increased $6.2 million, or 5%, reflecting a $0.6 billion, or 9%, increase in average earning assets, partially offset by a 10 basis point decrease in net interest margin. The decrease in the net interest margin primarily reflected a 21 basis point reduction in loan net interest income, as a result of a significant decline in the LIBOR rate and a significant increase in NALs, which increased to $1.0 billion at September 30, 2009. Also contributing to the decrease was a $1.5 million decline in deposit net interest income, primarily reflecting the significant decline in the 30 day LIBOR rate.
The $0.6 billion increase in total average commercial loans and leases primarily reflected higher utilization of existing lines and lower payoffs due to the lack of permanent financing in the secondary market.
Noninterest income decreased $13.2 million, or 98%, primarily reflecting: (a) $5.2 million of interest rate swap losses, (b) a $4.3 million decrease in derivative income due to a decline in demand for interest rate swap products, and (c) a $3.8 million decrease in mezzanine lending income, resulting from lower participation gains.
Noninterest expense decreased $0.4 million, or 2%, reflecting a $1.9 million decrease in personnel expense resulting from an 11% reduction in full-time equivalent employees. Also, various other expense categories declined as a result of the implementation of several expense reduction initiatives, specifically travel and business development expenses. These declines were offset by a $3.5 million increase in credit quality related expenses, such as legal and collection costs as a result of higher levels of problem assets, as well as loss mitigation activities. We expect that collection costs will remain at higher levels for the remainder of 2009 due to the current economic weaknesses.

Auto Finance and Dealer Services (AFDS)
(This section should be read in conjunction with the “Automotive Industry” discussion located within the “Commercial Credit” section.)
Objectives, Strategies, and Priorities
Our AFDS business segment provides a variety of banking products and services to approximately 2,000 automotive dealerships within our primary banking markets. During the first quarter of 2009, AFDS discontinued lending activities in Arizona, Florida, Tennessee, Texas, and Virginia. Also, all lease origination activities were discontinued during the 2008 fourth quarter. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.
2009 First Nine Months versus 2008 First Nine Months
Table 61 — Key Performance Indicators for Auto Finance and Dealer Services (AFDS)

	Nine Months Ended
	September 30,		Change — YTD 2009 vs 2008
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$104,861	$112,392	$(7,531)	(7)%
Provision for credit losses	68,364	46,283	22,081	48
Noninterest income	44,308	43,136	1,172	3
Noninterest expense	80,676	84,723	(4,047)	(5)
Provision for income taxes	45	8,583	(8,538)	(99)

Net income	$84	$15,939	$(15,855)	(99)%

Total average assets (in millions)	$5,267	$5,720	$(453)	(8)%
Total average loans/leases (in millions)	4,963	5,845	(882)	(15)

Net interest margin	2.65%	2.52%	0.13%	5
Net charge-offs (NCOs)	$45,430	$38,072	$7,358	19
NCOs as a % of average loans and leases	1.22%	0.87%	0.35%	40
Return on average equity	0.1	10.4	(10.3)	(99)
Automobile loans production (in millions)	$1,073	$1,852	$(779)	(42)
AFDS reported net income of $0.1 million in the first nine-month period of 2009, compared with net income of $15.9 million in the first nine-month period of 2008. This $15.9 million decline reflected a $22.1 million increase to the provision for credit losses due to reserve building necessary due to the continued economic and automobile industry-related weaknesses, as well as a 35 basis point increase in NCOs also reflecting the continued economic weaknesses in our markets. Although total NCOs increased from the comparable year-ago period, automobile loan and lease NCOs in the 2009 third quarter declined $3.9 million, or 27%, compared with the 2009 second quarter. Also, delinquency levels declined for the third consecutive quarter. At September 30, 2009, the ALLL as a percentage of total loans and leases increased to 1.36% compared with 0.76% at September 30, 2008. Performance of this portfolio on both an absolute and relative basis continues to be consistent with our views regarding the underlying quality of the portfolio and we continue to expect flat to improved performance.

Net interest income decreased $7.5 million, or 7%, to $104.9 million, reflecting a $0.9 billion decrease in average loans and leases. The decrease in average loans and leases reflected: (a) continued run-off in the automobile lease portfolio, and (b) a decline in the automobile loan portfolio due to lower originations, primarily as a result of the significant decline in industry-wide new and used vehicle sales, as well as the sale of $1.0 billion of loans at the end of March 2009. Originations totaled $1.1 billion for the first nine-month period of 2009 ($0.9 billion from our primary banking markets) compared with $1.9 billion for the first nine-month period of 2008 ($1.2 billion from our primary banking markets). Partially offsetting the impact of these declining balances was a 13 basis point improvement in the net interest margin from 2.52% to 2.65%.
Noninterest income (excluding operating lease income of $39.1 million in the first nine-month period of 2009, and $26.7 million in the first nine-month period of 2008) declined $11.3 million, and included a $5.9 million nonrecurring loss from the previously mentioned $1.0 billion sale of loans in 2009. In addition, fee income from the sale of Huntington Plus loans declined $2.9 million as this program was discontinued in the 2008 fourth quarter, servicing income decreased $1.0 million due to declines in underlying serviced loan portfolios, and fees associated with customers exercising their purchase option on leased vehicles declined $0.8 million.
Noninterest expense (excluding operating lease expense of $32.9 million in the first nine-month period of 2009, and $20.8 million in the first nine-month period of 2008) decreased $16.2 million. This decline reflected: (a) $10.1 million reduction in losses associated with sales of vehicles returned at the end of their lease terms due to an improvement in used vehicle values combined with a decline in the number of vehicles being returned, (b) a $1.7 million decline in residual value insurance costs as all residual value insurance policies were terminated in the 2008 fourth quarter, and (c) a $2.1 million decline in personnel costs. Personnel costs, as well as various other expenses, have declined primarily as a result of expense reduction initiatives that began in the second half of 2008 and continued into 2009. A majority of these reduction initiatives involved discontinuing lending activities outside of our primary banking markets.
Net automobile operating lease income increased $0.3 million and consisted of a $12.5 million increase in noninterest income, offset by a $12.1 million increase in noninterest expense. These increases primarily reflected the increase in average operating lease balances, which resulted from all automobile lease originations since the 2007 fourth quarter being recorded as operating leases. However, the automobile operating lease portfolio and related income will decline in the future as all lease origination activities were discontinued during the 2008 fourth quarter.

Private Financial Group (PFG)
(This section should be read in conjunction with Significant Items 1, 5, and the “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)
Objectives, Strategies, and Priorities
PFG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services including credit and lending activities. PFG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, and interest rate risk management products. To serve high net worth customers, we use a unique distribution model that employs a single, unified sales force to deliver products and services mainly through the Bank’s distribution channels. PFG provides investment management and custodial services to the Huntington Funds, which consists of 35 proprietary mutual funds, including 12 variable annuity funds. Huntington Funds assets represented 25% of the approximately $13.0 billion total assets under management at September 30, 2009. The Huntington Investment Company (HIC) offers brokerage and investment advisory services to both the Bank’s and PFG’s customers, through a combination of licensed investment sales representatives and licensed personal bankers. PFG’s Insurance group provides a complete array of insurance products including individual life insurance products ranging from basic term-life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products.
PFG’s primary goals are to consistently increase assets under management by offering innovative products and services that are responsive to our clients’ changing financial needs, and to grow deposits through increased focus and improved cross-selling efforts. To grow managed assets, the HIC sales team has been utilized as the primary distribution source for trust and investment management.
2009 First Nine Months versus 2008 First Nine Months
Table 62 — Key Performance Indicators for Private Financial Group (PFG)

	Nine Months Ended
	September 30,		Change — YTD 2009 vs 2008
(in thousands unless otherwise noted)	2009	2008	Amount	Percent
Net interest income	$76,097	$59,685	$16,412	27.5%
Provision for credit losses	29,299	7,174	22,125	N.M.
Noninterest income	184,835	199,989	(15,154)	(7.6)
Noninterest expense excluding goodwill impairment	178,877	187,180	(8,303)	(4.4)
Goodwill impairment	28,895	—	28,895	—
Provision for income taxes	8,351	22,862	(14,511)	(63.5)

Net income	$15,510	$42,458	$(26,948)	(63.5)%

Total average assets (in millions)	$3,369	$2,965	$404	13.6%
Total average loans/leases (in millions)	2,475	2,279	196	8.6
Net interest margin	3.93%	3.39%	0.54%	15.9
Net charge-offs (NCOs)	$25,537	$4,631	$20,906	N.M.
NCOs as a % of average loans and leases	1.38%	0.27%	1.11%	N.M.
Return on average equity	8.5	26.0	(17.5)	(67.3)

Noninterest income shared with other lines-of-business	$28,397	$38,745	$(10,348)	(26.7)
Total assets under management (in billions)- eop	13.0	14.3	(1.3)	(9.1)
Total trust assets (in billions)- eop	47.7	49.7	(2.0)	(4.0)%
eop — End of Period.
N.M., not a meaningful value.
(1) Amount is not included in noninterest income reported above.

PFG reported net income of $15.5 million in the first nine-month period of 2009, compared with net income of $42.5 million in the first nine-month period of 2008. The decline reflected a $28.9 million goodwill impairment charge recorded during the first nine-month period of 2009 (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information). After adjusting for the goodwill impairment charge, and the related tax impact, PFG’s net income decreased $8.2 million.
Net interest income increased $16.4 million, or 28%, primarily as a result of a 54 basis point improvement in the net interest margin. The improvement in the net interest margin primarily reflected a 55% increase in average deposits relative to the much smaller loan growth of 9%. A substantial portion of the deposit growth resulted from the introduction of three deposit products during the first nine-month period of 2009 designed as alternative options for lower yielding money market mutual funds. The new deposit products are: (a) the Huntington Conservative Deposit Account (HCDA), (b) the Huntington Protected Deposit Account (HPDA), and (c) the Bank Deposit Sweep Product (BDSP). These three accounts had balances in excess of $1.1 billion at September 30, 2009.
Provision for credit losses increased $22.1 million reflecting: (a) the continued economic weaknesses in our markets, particularly relating to the commercial portfolio, (b) an increase of commercial loan loss reserves resulting from the 2009 second quarter portfolio review process (see “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) an 111 basis point increase in total NCOs. The increase in NCOs included a significant increase in residential mortgage charge-offs, as a result of, among other actions, a more conservative position regarding the timing of loss recognition.
Noninterest income decreased $15.2 million, or 8%, primarily reflecting a $21.2 million decline in trust services revenue. The trust revenue decline reflected: (a) a market-driven $1.3 billion decline in average total assets under management, (b) reduced proprietary mutual fund fees due to the migration of proprietary money-market mutual fund balances to the new deposit products noted above, and (c) the impact of reduced money market yields. Also contributing to the reduction in noninterest income was a $4.6 million decline in derivatives income primarily as a result of lower demand for CRE loan interest-rate hedging transactions. These decreases were partially offset by a $10.9 million improvement in equity investment portfolio valuation adjustments from a loss of $9.6 million in 2008 to a $1.3 million gain in 2009.
Noninterest expense increased $20.6 million, or 11%, primarily reflecting the goodwill impairment charge of $28.9 million recorded during the first nine-month period of 2009, partially offset by $13.9 million of reduced personnel expense as a result of the implementation of several expense reduction initiatives. Also contributing to the noninterest expense increase was a $2.7 million increase in FDIC insurance expense as the prior period’s expense was offset by an assessment credit that has since been fully utilized, and a $0.8 million increase in OREO losses, reflecting higher levels of problem assets.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2009	2008
(in thousands, except number of shares)	September 30,	December 31,	September 30,

Assets
Cash and due from banks	$1,882,108	$806,693	$901,239
Federal funds sold and securities purchased under resale agreements	—	37,975	269,519
Interest bearing deposits in banks	397,941	292,561	298,297
Trading account securities	121,366	88,677	998,249
Loans held for sale	530,861	390,438	286,751
Investment securities	8,503,150	4,384,457	4,565,064
Loans and leases	37,304,094	41,092,165	41,191,723
Allowance for loan and lease losses	(1,031,971)	(900,227)	(720,738)

Net loans and leases	36,272,123	40,191,938	40,470,985

Bank owned life insurance	1,402,134	1,364,466	1,353,400
Premises and equipment	496,280	519,500	527,798
Goodwill	443,648	3,054,985	3,056,386
Other intangible assets	302,612	356,703	375,914
Accrued income and other assets	2,160,436	2,864,466	1,556,987

Total Assets	$52,512,659	$54,352,859	$54,660,589

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$39,829,057	$37,943,286	$37,569,056
Short-term borrowings	852,076	1,309,157	1,974,368
Federal Home Loan Bank advances	920,045	2,588,976	3,483,001
Other long-term debt	2,434,858	2,331,632	2,497,002
Subordinated notes	1,674,054	1,950,097	1,864,728
Accrued expenses and other liabilities	1,127,463	1,000,805	896,674

Total Liabilities	46,837,553	47,123,953	48,284,829

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares —
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	1,320,898	1,308,667	—
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value and liquidiation value per share of $1,000	362,507	569,000	569,000
Common stock —
Par value of $0.01 and authorized 1,000,000,000 shares	7,154	3,670	3,670
Capital surplus	6,723,923	5,322,428	5,228,381
Less treasury shares at cost	(11,827)	(15,530)	(15,501)
Accumulated other comprehensive income (loss):
Unrealized losses on investment securities	(103,010)	(207,756)	(207,816)
Unrealized gains on cash flow hedging derivatives	50,311	44,638	(13,450)
Pension and other postretirement benefit adjustments	(159,143)	(163,575)	(45,411)
Retained (deficit) earnings	(2,515,707)	367,364	856,887

Total Shareholders’ Equity	5,675,106	7,228,906	6,375,760

Total Liabilities and Shareholders’ Equity	$52,512,659	$54,352,859	$54,660,589

Common shares issued	715,409,524	366,972,250	366,970,661
Common shares outstanding	714,469,066	366,057,669	366,068,762
Treasury shares outstanding	940,458	914,581	901,899
Preferred shares issued	1,967,071	1,967,071	569,000
Preferred shares outstanding	1,760,578	1,967,071	569,000
See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Interest and fee income
Loans and leases
Taxable	$476,832	$600,340	$1,462,647	$1,863,556
Tax-exempt	3,184	1,388	7,741	4,899
Investment securities
Taxable	64,955	55,042	180,445	163,500
Tax-exempt	1,356	7,497	7,454	22,375
Other	7,519	21,461	28,520	81,484

Total interest income	553,846	685,728	1,686,807	2,135,814

Interest expenses
Deposits	161,593	219,086	525,243	721,734
Short-term borrowings	564	7,604	1,825	38,545
Federal Home Loan Bank advances	2,170	23,435	11,118	83,080
Subordinated notes and other long-term debt	26,700	46,967	98,398	137,129

Total interest expense	191,027	297,092	636,584	980,488

Net interest income	362,819	388,636	1,050,223	1,155,326
Provision for credit losses	475,136	125,392	1,180,680	334,855

Net interest (loss) income after provision for credit losses	(112,317)	263,244	(130,457)	820,471

Service charges on deposit accounts	80,811	80,508	226,042	232,806
Brokerage and insurance income	33,996	34,309	105,996	106,563
Trust services	25,832	30,952	76,364	98,169
Electronic banking	28,017	23,446	74,978	67,429
Bank owned life insurance income	13,639	13,318	40,817	41,199
Automobile operating lease income	12,795	11,492	39,139	26,681
Mortgage banking income (loss)	21,435	10,302	87,680	15,741
Net (losses) gains on sales of investment securities	16,208	(73,790)	34,459	(70,288)
Impairment losses on investment securities:
Impairment losses on investment securities	(53,307)	—	(145,359)	—
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	34,725	—	103,253	—

Net impairment losses on investment securities	(18,582)	—	(42,106)	—
Other income	41,901	37,320	117,730	121,739

Total non-interest income	256,052	167,857	761,099	640,039

Personnel costs	172,152	184,827	519,819	586,761
Outside data processing and other services	37,999	32,386	109,697	96,933
Net occupancy	25,382	25,215	79,000	85,429
OREO and foreclosure expense	38,968	9,113	75,379	25,284
Equipment	20,967	22,102	62,663	71,636
Amortization of intangibles	16,995	19,463	51,247	57,707
Professional services	18,108	12,234	51,220	33,183
Marketing	8,259	7,049	23,975	23,307
Automobile operating lease expense	10,589	9,093	32,920	20,799
Telecommunications	5,902	6,007	17,880	19,116
Printing and supplies	3,950	4,316	11,673	14,695
Goodwill impairment	—	—	2,606,944	—
Other expense	41,826	7,191	68,431	52,430

Total non-interest expense	401,097	338,996	3,710,848	1,087,280

(Loss) income before income taxes	(257,362)	92,105	(3,080,206)	373,230
(Benefit) provision for income taxes	(91,172)	17,042	(355,714)	69,747

Net (loss) income	$(166,190)	$75,063	$(2,724,492)	$303,483

Dividends on preferred shares	29,223	12,091	145,467	23,242

Net (loss) income applicable to common shares	$(195,413)	$62,972	$(2,869,959)	$280,241

Average common shares — basic	589,708	366,124	471,958	366,188
Average common shares — diluted	589,708	367,361	471,958	367,268

Per common share
Net (loss) income — basic	$(0.33)	$0.17	$(6.08)	$0.77
Net (loss) income — diluted	(0.33)	0.17	(6.08)	0.76
Cash dividends declared	0.0100	0.1325	0.0300	0.5300
See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Nine Months Ended September 30, 2008:
Balance, beginning of period	—	$—	—	$—	367,001	$3,670	$5,237,783	(739)	$(14,391)	$(49,611)	$771,689	$5,949,140
Cumulative effect of change in accounting principle for fair value of assets and libilities, net of tax of ($803)											1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324										(3,834)	(4,195)	(8,029)
Cumulative effect of change in accounting principle for noncontrolling interests											1,950	1,950

Balance, beginning of period — as adjusted	—	—	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(53,445)	770,935	5,944,552
Comprehensive Income:
Net income											303,483	303,483
Unrealized net losses on investment securities arising during the period, net of reclassification for net realized gains, net of tax of $108,048										(197,805)		(197,805)
Unrealized losses on cash flow hedging derivatives, net of tax of $9,694										(18,003)		(18,003)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($843)										1,565		1,565
Prior service costs, net of tax of ($253)										470		470
Transition obligation, net of tax of ($291)										541		541

Total comprehensive income												90,251

Issuance of preferred stock			569	569,000			(18,866)					550,134
Cash dividends declared:
Common ($0.53 per share)											(193,998)	(193,998)
Preferred Series A ($40.847 per share)											(23,242)	(23,242)
Recognition of the fair value of share-based compensation							10,544					10,544
Other share-based compensation activity					(30)	—	(674)				(195)	(869)
Other							(406)	(163)	(1,110)		(96)	(1,612)

Balance, end of period	—	$—	569	$569,000	366,971	$3,670	$5,228,381	(902)	$(15,501)	$(266,677)	$856,887	$6,375,760

Nine Months Ended September 30, 2009:
Balance, beginning of period	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$365,599	$7,227,141
Cumulative effect of change in accounting principle for noncontrolling interests											1,765	1,765
Balance, beginning of period — as adjusted	1,398	1,308,667	569	569,000	366,972	3,670	5,322,428	(915)	(15,530)	(326,693)	367,364	7,228,906
Comprehensive Income:
Net loss											(2,724,492)	(2,724,492)
Cumulative effect of change in accounting principle for other-than-temporarily impaired debt securities, net of tax of $1,907										(3,541)	3,541	—
Non-credit-related impairment losses on debt securities not expected to be sold, net of tax of $36,139										(67,114)		(67,114)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains, net of tax of ($95,528)										175,401		175,401
Unrealized gains on cash flow hedging derivatives, net of tax of ($3,055)										5,673		5,673
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($1,831)										3,400		3,400
Prior service costs, net of tax of ($265)										492		492
Transition obligation, net of tax of ($291)										540		540

Total comprehensive loss												(2,606,100)

Issuance of common stock					307,008	3,069	1,137,657					1,140,726
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Amortization of discount		11,931									(11,931)	—
Cash dividends declared:
Common ($0.03 per share)											(14,859)	(14,859)
Preferred Series B ($37.50 per share)											(52,428)	(52,428)
Preferred Series A ($63.75 per share)											(25,073)	(25,073)
Recognition of the fair value of share-based compensation							5,128					5,128
Other share-based compensation activity					358	4	652				(813)	(157)
Other		300					(4,059)	(25)	3,703		(981)	(1,037)

Balance, end of period	1,398	$1,320,898	363	362,507	715,410	$7,154	$6,723,923	(940)	$(11,827)	$(211,842)	$(2,515,707)	$5,675,106

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Operating activities
Net (loss) income	$(2,724,492)	$303,483
Adjustments to reconcile net (loss) income to net cash provided by operating activites:
Impairment of goodwill	2,606,944	—
Provision for credit losses	1,180,680	334,855
Depreciation and amortization	160,473	181,253
Increase (decrease) in accrued income taxes
Change in current and deferred income taxes	(243,482)	210
Mortgage servicing rights valuation adjustment
Net sales of trading account securities	818,403	34,496
Originations of loans held for sale	(3,907,458)	(2,379,803)
Principal payments on and proceeds from loans held for sale	3,736,250	2,526,903
Other, net	211,230	(28,801)

Net cash provided by operating activities	1,838,548	972,596

Investing activities
(Increase) decrease in interest bearing deposits in banks	(294,238)	5,145
Proceeds from:
Maturities and calls of investment securities	564,433	319,625
Sales of investment securities	2,836,072	546,169
Purchases of investment securities	(7,099,257)	(1,315,393)
Net proceeds from sales of loans	949,398	471,362
Net loan and lease activity, excluding sales	1,500,544	(1,803,047)
Purchases of operating lease assets	(119)	(198,693)
Proceeds from sale of operating lease assets	7,647	20,383
Purchases of premises and equipment	(32,672)	(44,890)
Proceeds from sales of other real estate	39,733	42,412
Other, net	4,207	14,097

Net cash used for investing activities	(1,524,252)	(1,942,830)

Financing activities
Increase (decrease) in deposits	1,895,145	(178,316)
Decrease in short-term borrowings	(375,011)	(846,866)
Maturity/redemption of subordinated notes	(151,942)	(76,659)
Proceeds from Federal Home Loan Bank advances	206,286	1,557,114
Maturity/redemption of Federal Home Loan Bank advances	(1,875,534)	(1,158,046)
Proceeds from issuance of long-term debt	598,200	887,111
Maturity/redemption of long-term debt	(578,072)	(358,730)
Dividends paid on preferred stock	(82,084)	(11,151)
Dividends paid on common stock	(49,349)	(231,976)
Net proceeds from issuance of preferred stock	—	550,134
Net proceeds from issuance of common stock	1,135,662	—
Other, net	(157)	(869)

Net cash provided by financing activities	723,144	131,746

Increase in cash and cash equivalents	1,037,440	(838,488)
Cash and cash equivalents at beginning of period	844,668	2,009,246

Cash and cash equivalents at end of period	$1,882,108	$1,170,758

Supplemental disclosures:
Income taxes refunded (paid)	$112,232	$(69,538)
Interest paid	686,077	992,116
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	5,185	38,784
Preferred stock dividends accrued, paid in subsequent quarter	16,635	12,091
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
For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” which includes amounts on deposit with the Federal Reserve and “Federal funds sold and securities purchased under resale agreements.”
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued on November 9, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
Note 2 — Subsequent Events
On October 2, 2009, Huntington assumed the deposits and certain assets of Warren Bank located in Macomb County, Michigan from the Federal Deposit Insurance Corporation (FDIC). Under the agreement, approximately $409.5 of deposits and $61.9 million of assets (primarily cash and due from banks and investment securities) were transferred to Huntington for consideration including a premium for the deposits of $0.9 million. The FDIC transferred cash to Huntington for the difference between the assets purchased and the liabilities assumed net of the premium. The assets and liabilities will be appraised and marked to market as of the purchase date for future filings.
On October 22, 2009, Huntington announced an offer to purchase certain subordinated notes issued previously by the Bank. The offer established the cash prices that would be paid for each of the subordinated note issuances, and established a maximum amount available for purchase of up to $400 million of principal outstanding. Through November 4, 2009, the “Early Tender Date”, Huntington had received tenders of these subordinated notes having an aggregate principal amount of $370 million. Based on the terms and conditions of the offer, and the amount of tenders received through the “Early Tender Date”, Huntington anticipates a pretax gain of approximately $80 million — $90 million, including the impact of fair value adjustments from hedge accounting, will be recorded in the 2009 fourth quarter.
Beginning January 1, 2010, there will be changes to the way the future early and normal retirement benefit is calculated under the Huntington Bancshares Retirement Plan (Retirement Plan). While these changes will not affect the benefit earned under the Retirement Plan through December 31, 2009, there will be a reduction in future benefits. Employees hired (or rehired) January 1, 2010, or later will not be eligible to participate in the Retirement Plan. Also, employees that retire on or after March 1, 2010, will no longer receive a subsidy for medical coverage under the Post-Retirement Benefit Plan. The changes to the Retirement Plan will be a negative plan amendment and amortized over an appropriate period. The elimination of retiree medical subsidy and life insurance benefits will result in both a negative plan amendment and curtailment.

Note 3 —Accounting Standards Update
FASB Accounting Standards Codification (ASC) Topic 810 — Consolidation (Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) (ASC 810). This accounting guidance was originally issued in December 2007 and is now included in ASC 810. The guidance requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on Huntington’s condensed consolidated financial statements.
ASC Topic 805 — Business Combinations (Statement No. 141 (Revised 2008), Business Combinations) (ASC 805). This accounting guidance was originally issued in December 2007 and is now included in ASC 805. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The guidance requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The Franklin restructuring transaction described in Note 4 was accounted for under this guidance.
ASC Topic 944 — Financial Services — Insurance (Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60) (ASC 944). This accounting guidance was originally issued in May 2008 and is now included in ASC 944. This guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the recognition and measurement criteria to be used to account for premium revenue and claim liabilities in financial guarantee insurance contracts. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Huntington’s condensed consolidated financial statements.
ASC Topic 320 — Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320). This accounting guidance was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment (OTTI) guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption this guidance requires an adjustment to retained earnings and other comprehensive income (OCI) in the period of adoption to reclassify non-credit related impairment to OCI for securities that the Company does not intend to sell (and will not more likely than not be required to sell). The adoption resulted in the reclassification of $3.5 million (net of tax) from retained earnings to OCI. (See Condensed Consolidated Statements of Shareholders’ Equity and Note 9).
ASC Topic 820 — Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820). This accounting guidance was originally issued in April 2009 and is now included in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Huntington’s condensed consolidated financial statements.
ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825). This accounting guidance was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 (See Note 13).

ASC Topic 855 — Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855). This accounting guidance was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance was not material to Huntington’s condensed consolidated financial statements.
ASC Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification will be superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative. The adoption of the Codification does not have a material impact on the Company’s condensed consolidated financial statements.
ASC Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). Huntington will need to reconsider its previous conclusions including whether an entity is a VIE, and whether Huntington is the VIE’s primary beneficiary. It is possible that application of this revised guidance will change Huntington’s assessment of which entities with which it is involved are VIEs and consolidation will be required. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. Management is currently evaluating the impact that the guidance could have on the Company’s condensed consolidated financial statements. However, based upon the current regulatory requirements, Huntington anticipates the impact of adopting will decrease risk weighted capital ratios between five and ten basis points.
ASC Topic 860 — Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and removes the exception from applying ASC 810, to qualifying special-purpose entities. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. Management is currently evaluating the impact that the guidance could have on the Company’s condensed consolidated financial statements.
ASC Topic 715 — Compensation — Retirement Benefits (FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) (ASC 715). This accounting guidance was originally issued in December 2008 and is now included in ASC 715. The guidance requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2009.

Note 4 — Loans and Leases
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
On March 31, 2009, Huntington entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) exchanged a non controlling amount of certain equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub), a wholly owned subsidiary of Franklin. This was accomplished by merging Merger Sub into a wholly-owned subsidiary of REIT. Merger Sub’s sole assets were two trust participation certificates evidencing 83% ownership rights in a newly created trust, Franklin Mortgage Asset Trust 2009-A (Franklin 2009 Trust) which holds all the underlying consumer loans and OREO that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for the Franklin commercial loans.
Franklin 2009 Trust is a variable interest entity and, as a result of Huntington’s 83% participation certificates, Franklin 2009 Trust was consolidated into Huntington’s financial results. As required by current accounting guidance, the consolidation is treated as a business combination with the fair value of the equity interests issued to Franklin representing the acquisition price. ASC 310 provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments.
Under ASC 310, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a charge to the provision for credit losses and an increase to the allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable discount (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.
At September 30, 2009, there were no additional credit losses recorded on the portfolio and no adjustment to the accretable yield or nonaccretable yield was required.
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

The fair values of the acquired mortgage loans and OREO assets were based upon a market participant model and calculated in accordance with ASC 820. Under this market participant model, expected cash flows for first-lien mortgages were calculated based upon the net expected foreclosure proceeds of the collateral underlying each mortgage loan. Updated appraisals or other indicators of value provided the basis for estimating cash flows. Sales proceeds from the underlying collateral were estimated to be received over a one to three year period, depending on the delinquency status of the loan. Expected proceeds were reduced assuming housing price depreciation of 18%, 12%, and 0% over each year of the next three years of expected collections, respectively. Interest cash flows were estimated to be received for a limited time on each portfolio. The resulting cash flows were discounted at an 18% rate of return. Limited value was assigned to all second-lien mortgages because, after considering the house price depreciation rates above, little if any proceeds would be realized.
The following table presents a rollforward of the accretable yield from the beginning of the period to the end of the period:

(in thousands)	Accretable Yield
Balance at December 31, 2008	$—
Impact of Franklin transaction on March 31, 2009	39,781
Additions	—
Accretion	(3,228)
Reclassification from (to) nonaccretable difference	—

Balance at September 30, 2009	$36,553

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at September 30, 2009:

	September 30, 2009
(in thousands)	Carrying Value	Outstanding Balance
Residential mortgage	$392,516	$698,466
Home equity	72,656	820,648

Total	$465,172	$1,519,114

At September 30, 2009, $126.7 million of the acquired current mortgage loans accrue interest while $338.5 million were on nonaccrual. Management has concluded that it cannot reliably estimate the timing of collection of cash flows for delinquent first and second lien mortgages, because the majority of the expected cash flows for the delinquent portfolio will result from the foreclosure and subsequent disposition of the underlying collateral supporting the loans.
The consolidation of Franklin 2009 Trust at March 31, 2009 resulted in the recording of a $95.8 million liability, representing the 17% of Franklin 2009 Trust certificates not acquired by Huntington. At September 30, 2009, the balance of the liability was $82.3 million. These certificates were retained by Franklin.
In accordance with ASC 805, at March 31, 2009 Huntington has recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 83% interest in the Franklin 2009 Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under ASC 805, and was recorded as tax benefit in the 2009 first quarter.

Single Family Home Builders
At September 30, 2009, December 31, 2008, and September 30, 2008, Huntington had $1.0 billion, $1.6 billion and $1.6 billion of commercial real estate loans to single family homebuilders, including loans made to both middle market and small business homebuilders. The decline from December 31, 2008 was primarily the result of a reclassification of loans from commercial real estate to commercial and industrial. Other factors contributing to the decrease in exposure include no new originations in this portfolio segment in 2009, increased property sale activity, and substantial charge-offs. Such loans represented 3% of total loans and leases at September 30, 2009, and 4% of total loans and leases at December 31, 2008, and September 30, 2008. Of this portfolio at September 30, 2009, 69% were to finance projects currently under construction, 15% to finance land under development, and 16% to finance land held for development.
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
Retail properties
Huntington’s portfolio of commercial real estate loans secured by retail properties totaled $2.2 billion, $2.3 billion and $2.2 billion at September 30, 2009, December 31, 2008 and September 30, 2008 or approximately 6%, 6% and 5% of total loans and leases, at each respective date. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense when the loan is fully funded.
The weakness of the economic environment in the Company’s geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect our borrowers’ ability to repay these loans.
Home Equity and Residential Mortgage Loans (excluding loans in Franklin 2009 Trust)
There is a potential for loan products to contain contractual terms that give rise to a concentration of credit risk that may increase a lending institution’s exposure to risk of nonpayment or realization. Examples of these contractual terms include loans that permit negative amortization, a loan-to-value of greater than 100%, and option adjustable-rate mortgages.
Huntington does not originate mortgage loan products that contain these terms. Recent declines in housing prices have likely eliminated a portion of the collateral for the home equity portfolio, such that some loans originally underwritten at an LTV of less than 100% are currently at higher than 100%. Home equity loans totaled $7.6 billion at September 30, 2009, $7.6 billion at December 31, 2008, and $7.5 billion at September 30, 2008, or 20%, 18%, and 18% of total loans at the end of each respective period.
As part of the Company’s loss mitigation process, Huntington increased its efforts in 2008 and 2009 to re-underwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.

Note 5 — Investment Securities
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at September 30, 2009, December 31, 2008, and September 30, 2008:

	September 30, 2009		December 31, 2008		September 30, 2008
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$251	$252	$11,141	$11,157	$1,361	$1,372
1-5 years	150,731	150,785	—	—	253	255
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	150,982	151,037	11,141	11,157	1,614	1,627

Federal agencies
Mortgage backed securities
Under 1 year	—	—	—	—	200	200
1-5 years	—	—	—	—	16,228	16,465
6-10 years	544,953	547,873	1	1	9,359	9,365
Over 10 years	2,996,736	3,046,139	1,625,655	1,627,580	1,668,348	1,666,049

Total mortgage-backed Federal agencies	3,541,689	3,594,012	1,625,656	1,627,581	1,694,135	1,692,079

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	—	—	—	—	—	—
1-5 years	311,414	312,621	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	311,414	312,621	—	—	—	—

Other agencies
Under 1 year	129,023	131,613	—	—	—	—
1-5 years	2,380,213	2,390,314	579,546	595,912	562,446	559,153
6-10 years	7,116	7,343	7,954	8,328	—	—
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	2,516,352	2,529,270	587,500	604,240	562,446	559,153

Total U.S. government backed securities	6,520,437	6,586,940	2,224,297	2,242,978	2,258,195	2,252,859

Municipal securities
Under 1 year	—	—	—	—	16	16
1-5 years	6,050	6,094	51,890	54,184	24,568	24,970
6-10 years	58,317	62,662	216,433	222,086	227,333	225,901
Over 10 years	65,206	68,838	441,825	434,076	459,412	440,022

Total municipal securities	129,573	137,594	710,148	710,346	711,329	690,909

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	562,104	475,285	674,506	523,515	696,558	611,200

Total private label CMO	562,104	475,285	674,506	523,515	696,558	611,200

Asset backed securities (1)
Under 1 year	—	—	—	—	—	—
1-5 years	147,711	148,040	—	—	—	—
6-10 years	235,419	244,549	—	—	—	—
Over 10 years	580,062	423,790	652,881	464,027	774,310	565,142

Total asset backed securities	963,192	816,379	652,881	464,027	774,310	565,142

Other
Under 1 year	2,250	2,250	549	552	1,699	1,694
1-5 years	4,657	4,790	6,546	6,563	6,348	6,315
6-10 years	1,104	1,186	798	811	798	785
Over 10 years	64	193	64	136	64	136
Non-marketable equity securities	427,772	427,772	427,973	427,973	427,474	427,474
Marketable equity securities	51,135	50,761	8,061	7,556	9,632	8,550

Total other	486,982	486,952	443,991	443,591	446,015	444,954

Total investment securities	$8,662,288	$8,503,150	$4,705,823	$4,384,457	$4,886,407	$4,565,064

(1)	Amounts at September 30, 2009 include securities backed by automobile loans with a fair value of $184.8 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York, and securities with a fair value of $159.8 million backed by student loans with a 97% government guarantee.

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
The following table provides gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at September 30, 2009 and December 31, 2008.

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2009
U.S. Treasury	$150,982	$55	$—	$151,037
Federal Agencies
Mortgage-backed securities	3,541,689	55,894	(3,571)	3,594,012
TLGP securities	311,414	1,207	—	312,621
Other agencies	2,516,352	13,195	(277)	2,529,270

Total U.S. Government backed securities	6,520,437	70,351	(3,848)	6,586,940
Municipal securities	129,573	8,036	(15)	137,594
Private label CMO	562,104	—	(86,819)	475,285
Asset backed securities	963,192	15,278	(162,091)	816,379
Other securities	486,982	345	(375)	486,952

Total investment securities	$8,662,288	$94,010	$(253,148)	$8,503,150

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2008
U.S. Treasury	$11,141	$16	$—	$11,157
Federal Agencies
Mortgage-backed securities	1,625,656	18,822	(16,897)	1,627,581
TLGP securities	—	—	—	—
Other agencies	587,500	16,748	(8)	604,240

Total U.S. Government backed securities	2,224,297	35,586	(16,905)	2,242,978
Municipal securities	710,148	13,897	(13,699)	710,346
Private label CMO	674,506	—	(150,991)	523,515
Asset backed securities	652,881	—	(188,854)	464,027
Other securities	443,991	114	(514)	443,591

Total investment securities	$4,705,823	$49,597	$(370,963)	$4,384,457

The following table provides detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2009 and December 31, 2008.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Treasury	$50,738	$—	$—	$—	$50,738	$—
Federal agencies
Mortgage-backed securities	496,255	(3,571)	—	—	496,255	(3,571)
TLGP securities	—	—	—	—	—	—
Other agencies	274,587	(260)	3,124	(17)	277,711	(277)

Total U.S. Government backed securities	821,580	(3,831)	3,124	(17)	824,704	(3,848)
Municipal securities	—	—	3,805	(15)	3,805	(15)
Private label CMO	16,922	(2,514)	458,363	(84,305)	475,285	(86,819)
Asset backed securities	158,909	(1,697)	207,678	(160,394)	366,587	(162,091)
Other securities	38,671	(156)	431	(219)	39,102	(375)

Total temporarily impaired securities	$1,036,082	$(8,198)	$673,401	$(244,950)	$1,709,483	$(253,148)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies
Mortgage-backed securities	417,988	(16,897)	—	—	417,988	(16,897)
TLGP securities	—	—	—	—	—	—
Other agencies	—	—	2,028	(8)	2,028	(8)

Total U.S. Government backed securities	417,988	(16,897)	2,028	(8)	420,016	(16,905)
Municipal securities	276,990	(6,951)	40,913	(6,748)	317,903	(13,699)
Private label CMO	449,494	(130,914)	57,024	(20,077)	506,518	(150,991)
Asset backed securities	61,304	(24,220)	164,074	(164,634)	225,378	(188,854)
Other securities	1,132	(323)	1,149	(191)	2,281	(514)

Total temporarily impaired securities	$1,206,908	$(179,305)	$265,188	$(191,658)	$1,472,096	$(370,963)

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The amortized cost of sold securities is used to compute realized gains and losses. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.
The following table is a summary of securities gains and losses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Gross gains on sales of securities	$16,504	$2,764	$45,011	$9,365
Gross (losses) on sales of securities	(296)	(1)	(10,552)	(4)

Net gain (loss) on sales of securities	16,208	2,763	34,459	9,361
Net other-than-temporary impairment recorded	(18,582)	(76,553)	(42,106)	(79,649)

Total securities gain (loss)	$(2,374)	$(73,790)	$(7,647)	$(70,288)

Huntington evaluates its investment securities portfolio on a quarterly basis for other-than-temporary impairment (OTTI). Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.
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
Huntington applied the related OTTI guidance on the debt security types listed below.
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
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We engaged a third party specialist with direct industry experience in pooled trust preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820.
For the three months and nine months ended September 30, 2009, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the income statement.

	Three Months Ended September 30, 2009
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Total OTTI losses (unrealized and realized)	$(8,345)	$(38,551)	$(6,411)	$(53,307)
Unrealized OTTI recognized in OCI	6,062	23,986	4,677	34,725

Net impairment losses recognized in earnings	$(2,283)	$(14,565)	$(1,734)	$(18,582)

	Nine Months Ended September 30, 2009
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Total OTTI losses (unrealized and realized)	$(14,325)	$(107,206)	$(19,890)	$(141,421)
Unrealized OTTI recognized in OCI	6,161	80,187	16,905	103,253

Net impairment losses recognized in earnings	$(8,164)	$(27,019)	$(2,985)	$(38,168)

The following tables rollforward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three months and nine months ended September 30, 2009 is as follows:

	Three Months Ended September 30, 2009
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Balance, beginning of period	$99	$56,201	$12,228	$68,528
Credit losses not previous recognized	6,160	28,212	5,245	39,617
Change in expected cash flows	(99)	(4,226)	(567)	(4,892)

Balance, end of period	$6,160	$80,187	$16,906	$103,253

	Nine Months Ended September 30, 2009
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Balance, beginning of period	$—	$—	$—	$—
Credit losses not previous recognized	6,259	84,413	17,473	108,145
Change in expected cash flows	(99)	(4,226)	(567)	(4,892)

Balance, end of period	$6,160	$80,187	$16,906	$103,253

The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held by Huntington for the three months and nine months ended September 30, 2009 is as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2009
Balance, beginning of period	$19,611	$—
Credit component of OTTI not reclassified to OCI in conjunction with the cumulative effect transition adjustment	—	25
Additions for the credit component on debt securities in which OTTI was not previously recognized	18,582	38,168

Balance, end of period	$38,193	$38,193

As of September 30, 2009, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by various market conditions. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has reviewed its asset-backed portfolio with independent third parties and does not believe there is additional OTTI from these securities other than what has already been recorded. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at September 30, 2009.
Note 6 — Loan Sales and Securitizations
Residential Mortgage Loans
For the three months ended September 30, 2009 and 2008, Huntington sold $775.1 million and $438.8 million of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $18.4 million and $8.1 million, respectively, recorded in mortgage banking income. During the first nine months of 2009 and 2008, sales of residential mortgage loans with servicing retained totaled $3.5 billion and $2.3 billion, respectively, resulting in net pre-tax gains of $74.0 million and $24.1 million, respectively.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method during the three months and nine months ended September 30, 2009 and 2008:

	MSRs recorded using the fair value method
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Fair value, beginning of period	$196,932	$240,024	$167,438	$207,894
New servicing assets created	—	6,859	23,074	31,989
Change in fair value during the period due to:
Time decay (1)	(1,836)	(2,232)	(5,164)	(5,833)
Payoffs (2)	(7,295)	(4,002)	(30,603)	(14,339)
Changes in valuation inputs or assumptions (3)	(17,348)	(10,251)	18,814	10,687
Other changes	—	—	(3,106)	—

Fair value, end of period	$170,453	$230,398	$170,453	$230,398

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

	MSRs recorded using the amortization method
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Carrying value, beginning of period	$22,350	$—	$—	$—
New servicing assets created	9,086	—	31,530	—
Amortization	(919)	—	(1,013)	—

Carrying value, end of period	$30,517	$—	$30,517	$—

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
A summary of key assumptions and the sensitivity of the MSR value at September 30, 2009 to changes in these assumptions follows:

			Decline in fair value
			due to
			10%	20%
			adverse	adverse
(in thousands)	Actual		change	change
Constant pre-payment rate	12.37%		$(9,895)	$(17,489)
Spread over forward interest rate swap rates	446	bps	(3,235)	(6,469)

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
Total servicing fees included in mortgage banking income amounted to $12.3 million and $11.8 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, servicing fees totaled $36.2 million and $33.9 million, respectively.
Automobile Loans and Leases
During the first quarter of 2009, Huntington transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. The securitization qualified for sale accounting under ASC 860. Huntington retained $210.9 million of the related securities and recorded a $47.1 million retained residual interest as a result of the transaction. Subsequent to the transaction, Huntington sold $78.4 million of these securities in the second quarter of 2009. These amounts were recorded as investment securities on Huntington’s condensed consolidated balance sheet. Huntington also recorded a $5.9 million loss in other noninterest income on the condensed consolidated statement of income and recorded a $19.5 million servicing asset in accrued income and other assets associated with this transaction.
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
Changes in the carrying value of automobile loan servicing rights for the three months and nine months ended September 30, 2009 and 2008, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Carrying value, beginning of period	$17,423	$2,644	$1,656	$4,099
New servicing assets	—	—	19,538	—
Amortization and other	(2,391)	(606)	(6,162)	(2,061)

Carrying value, end of period	$15,032	$2,038	$15,032	$2,038

Fair value, end of period	$16,472	$2,725	$16,472	$2,725

Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% and other ancillary fees of approximately 0.40% to 0.50% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $1.8 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, servicing income, net of amortization of capitalized servicing assets, was $4.5 million and $5.5 million, respectively.
Note 7 — Goodwill and Other Intangible Assets
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

		Retail &
	Regional	Business	Commercial	Commercial		Treasury/	Huntington
(in thousands)	Banking	Banking	Banking	Real Estate	PFG	Other	Consolidated
Balance, January 1, 2009	$2,888,344	$—	$—	$—	$153,178	$13,463	$3,054,985
Impairment, March 31, 2009	(2,573,818)	—	—	—	(28,895)	—	(2,602,713)
Reallocation of goodwill	(314,526)	309,518	5,008	—	—	—	—

Balance, April 1, 2009	—	309,518	5,008	—	124,283	13,463	452,272
Impairment	—	—	—	—	—	(4,231)	(4,231)
Other adjustments	—	—	—	—	—	(4,393)	(4,393)

Balance, September 30, 2009	$—	$309,518	$5,008	$—	$124,283	$4,839	$443,648

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
An impairment charge of $4.3 million was recorded in the second quarter related to the sale of a small payments-related business completed in July 2009. Huntington concluded that no other goodwill impairment was required during the 2009 third quarter.
At September 30, 2009, December 31, 2008, and September 30, 2008, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
September 30, 2009
Core deposit intangible	$373,300	$(154,158)	$219,142
Customer relationship	104,574	(23,710)	80,864
Other	25,164	(22,558)	2,606

Total other intangible assets	$503,038	$(200,426)	$302,612

December 31, 2008
Core deposit intangible	$373,300	$(111,163)	$262,137
Customer relationship	104,574	(16,776)	87,798
Other	29,327	(22,559)	6,768

Total other intangible assets	$507,201	$(150,498)	$356,703

September 30, 2008
Core deposit intangible	$373,300	$(94,887)	$278,413
Customer relationship	104,574	(14,361)	90,213
Other	29,327	(22,039)	7,288

Total other intangible assets	$507,201	$(131,287)	$375,914

The estimated amortization expense of other intangible assets for the remainder of 2009 and the next five years are as follows:

Amortization
(in thousands)	Expense
2009	$16,887
2010	59,826
2011	52,778
2012	45,630
2013	40,090
2014	35,472

Note 8 — Other Long-term Debt and Subordinated Notes
The following table summarizes the changes in other long-term debt and subordinated notes during the nine months ended September 30, 2009 and 2008:

	Other long-term		Subordinated
	debt		notes

Balance, January 1, 2009	$2,331,632		$1,950,097
Issuances	600,000		—
Redemptions/maturities	(578,072)	(1)	(223,315) (2)
Amortization of issued discount	—		(28)
Fair value changes related to hedging	(2,961)		(52,700)
Franklin liability	82,309	(3)	—
Other	1,950		—

Balance, September 30, 2009	$2,434,858		$1,674,054

Balance, January 1, 2008	$1,937,078		$1,934,276
Issuances	887,111	(4)	—
Redemptions	(358,730)		(98,470)
Amortization of issued discount	—		(961)
Fair value changes related to hedging	6,402		29,883
Other	25,141		—

Balance, September 30, 2008	$2,497,002		$1,864,728

(1)	In the 2009 first quarter, the Bank issued $600 million of guaranteed other long-term debt through the Temporary Liquidity Guarantee Program (TLGP) with the FDIC. The majority of the resulting proceeds were used to satisfy unsecured other long-term debt obligations maturing in 2009.

(2)	During the second quarter of 2009, Huntington redeemed $166.3 million junior subordinated notes associated with outstanding trust preferred securities, for an aggregate of $96.2 million, resulting in a net pre-tax gain of $67.4 million. This was reflected as a debt extinguishment in the condensed consolidated financial statements.

(3)	The Franklin liability was a result of the consolidation of Franklin 2009 Trust on March 31, 2009. See Note 4 for more information regarding the Franklin relationship.

(4)	During the second quarter of 2008, Huntington transferred $994.0 million automobile loans to a trust in a securitization transaction. This resulted in a trust securitization trust note payable of $887.1 million.
Derivative instruments, principally interest rate swaps, are used to match the funding rates on certain assets to hedge the interest rate values of certain fixed-rate debt by converting the debt to a variable rate. See Note 15 for more information regarding such financial instruments

Note 9 — Other Comprehensive Income
The components of Huntington’s other comprehensive income in the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,
	2009			2008
		Tax (expense)			Tax (expense)
(in thousands)	Pretax	Benefit	After-tax	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for other-than-temporarily impaired debt securities	$—	$—	$—	$—	$—	$—
Non-credit-related impairment losses on debt securities not expected to be sold	(34,725)	12,154	(22,571)	—	—	—
Unrealized holding (losses) gains on debt securities available for sale arising during the period	69,689	(24,758)	44,931	(171,077)	60,170	(110,907)
Less: Reclassification adjustment for net losses (gains) losses included in net income	2,374	(830)	1,544	73,790	(25,827)	47,963

Net change in unrealized holding (losses) gains on debt securities avalable for sale	37,338	(13,434)	23,904	(97,287)	34,343	(62,944)

Unrealized holding (losses) gains on equity securities available for sale arising during the period	323	(113)	210	2,209	(774)	1,435
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—	—	—	—

Net change in unrealized holding (losses) gains on equity securities avalable for sale	323	(113)	210	2,209	(774)	1,435

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	55,527	(19,435)	36,092	57,068	(19,974)	37,094
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations	—	—	—	—	—	—
Change in pension and post-retirement benefit plan adjustments	2,272	(795)	1,477	1,322	(462)	860

Total other comprehensive income (loss)	$95,460	$(33,777)	$61,683	$(36,688)	$13,133	$(23,555)

	Nine Months Ended September 30,
	2009			2008
		Tax (expense)			Tax (expense)
(in thousands)	Pretax	Benefit	After-tax	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for other-than-temporarily impaired debt securities	$(5,448)	$1,907	$(3,541)	$—	$—	$—
Non-credit-related impairment losses on debt securities not expected to be sold	(103,253)	36,139	(67,114)	—	—	—
Unrealized holding (losses) gains on debt securities available for sale arising during the period	263,094	(92,787)	170,307	(375,074)	132,276	(242,798)
Less: Reclassification adjustment for net losses (gains) losses included in net income	7,647	(2,676)	4,971	70,288	(24,601)	45,687

Net change in unrealized holding (losses) gains on debt securities avalable for sale	167,488	(59,324)	108,164	(304,786)	107,675	(197,111)

Unrealized holding (losses) gains on equity securities available for sale arising during the period	188	(65)	123	(1,067)	373	(694)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—	—	—	—

Net change in unrealized holding (losses) gains on equity securities avalable for sale	188	(65)	123	(1,067)	373	(694)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	8,728	(3,055)	5,673	(27,697)	9,694	(18,003)
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations	—	—	—	(5,898)	2,064	(3,834)
Change in pension and post-retirement benefit plan adjustments	6,819	(2,387)	4,432	3,963	(1,387)	2,576

Total other comprehensive income (loss)	$177,775	$(62,924)	$114,851	$(335,485)	$118,419	$(217,066)

Activity in accumulated other comprehensive income for each of the nine month periods ended September 30, 2009 and 2008, was as follows:

			Unrealized
			gains
			and losses	Amortization
	Unrealized gains and	Unrealized gains	on cash flow	included in
	losses on debt	and losses on	hedging	net periodic
(in thousands)	securities	equity	derivatives	benefit costs	Total
Balance, December 31, 2007	$(10,001)	$(10)	$4,553	$(44,153)	$(49,611)
Cumulative effect of change in measurement date provisions for pension and post-retirement assets and obligations	—	—	—	(3,834)	(3,834)
Period change	(197,111)	(694)	(18,003)	2,576	(213,232)

Balance, September 30, 2008	$(207,112)	$(704)	$(13,450)	$(45,411)	$(266,677)

Balance, December 31, 2008	$(207,427)	$(329)	$44,638	$(163,575)	$(326,693)
Cumulative effect of change in accounting principle for other-than-temporarily impaired debt securities	(3,541)	—	—	—	(3,541)
Period change	108,164	123	5,673	4,432	118,392

Balance, September 30, 2009	$(102,804)	$(206)	$50,311	$(159,143)	$(211,842)

Note 10 — Shareholders’ Equity
Issuance of Common Stock
During 2009, Huntington completed several capital actions to add additional regulatory common equity.
In the 2009 third quarter, Huntington completed an offering of 109.5 million shares of its common stock at a price to the public of $4.20 per share, or $460.1 million in aggregate gross proceeds. In the 2009 second quarter, Huntington completed an offering of 103.5 million shares of its common stock at a price to the public of $3.60 per share, or $372.6 million in aggregate gross proceeds.
Also, during 2009, Huntington completed three separate “discretionary equity issuance” programs. These programs allowed the Company to take advantage of market opportunities to issue a total of 92.7 million new shares of common stock worth a total of $345.8 million. Sales of the common shares were made through ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at the prevailing market prices.
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
Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at September 30, 2009). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.
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
The Series B Preferred Stock is not mandatorily redeemable and will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. With regulatory approval, Huntington may redeem the Series B Preferred Stock at par with any unamortized discount recognized as a deemed dividend in the period of redemption. The Series B Preferred Stock rank on equal priority with Huntington’s existing 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock.
A company that participates in the TARP must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. As of September 30, 2009, Huntington is in compliance with all TARP standards and restrictions.

Note 11 — (Loss) Earnings per Share
Basic loss or earnings per share is the amount of (loss) earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted (loss) earnings per share is the amount of loss or earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 10). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted (loss) earnings per share, net (loss) income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net (loss) income available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted (loss) earnings per share for the three months and nine months ended September 30, 2009 and 2008, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Basic (loss) earnings per common share
Net (loss) income	$(166,190)	$75,063	$(2,724,492)	$303,483
Preferred Class B and Class A stock dividends	(25,179)	(12,091)	(77,501)	$(23,242)
Amortization of discount on issuance of Preferred Class B stock	(4,044)	—	(11,931)
Deemed dividend on conversion of Preferred Class A stock	—	—	(56,035)

Net (loss) income available to common shareholders	$(195,413)	$62,972	$(2,869,959)	$280,241
Average common shares issued and outstanding	589,708	366,124	471,958	366,188
Basic (loss) earnings per common share	$(0.33)	$0.17	$(6.08)	$0.77

Diluted (loss) earnings per common share
Net (loss) income available to common shareholders	$(195,413)	$62,972	$(2,869,959)	$280,241
Effect of assumed preferred stock conversion	—	—	—	—

Net (loss) income applicable to diluted earnings per share	$(195,413)	$62,972	$(2,869,959)	$280,241
Average common shares issued and outstanding	589,708	366,124	471,958	366,188

Dilutive potential common shares:
Stock options and restricted stock units	—	354	—	260
Shares held in deferred compensation plans	—	883	—	820
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	—	1,237	—	1,080

Total diluted average common shares issued and outstanding	589,708	367,361	471,958	367,268
Diluted (loss) earnings per common share	$(0.33)	$0.17	$(6.08)	$0.76
Due to the loss attributable to common shareholders for the three months and nine months ended September 30, 2009, no additional potentially dilutive shares were included in loss per share calculation as including such shares in the calculation would have reduced the reported loss per share. Options to purchase 25.9 million and 25.7 million shares during the three months and nine months ended September 30, 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have also been antidilutive. The weighted average exercise price for these options was $17.26 per share for the three months and nine months ended September 30, 2009, and $20.24 per share for the three months and $20.32 for the nine months ended September 30, 2008.

Note 12 — Share-based Compensation
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Assumptions
Risk-free interest rate	3.06%	3.41%	2.71%	3.41%
Expected dividend yield	1.01	5.26	0.95	5.28
Expected volatility of Huntington’s common stock	60.0	35.0	51.4	34.8
Expected option term (years)	6.0	6.0	6.0	6.0
Weighted-average grant date fair value per share	$2.09	$1.54	$1.94	$1.54
As a result of increased employee turnover, during the 2009 second quarter Huntington updated its forfeiture rate assumption and adjusted share-based compensation expense to account for the higher forfeiture rate. This resulted in a reduction to share-based compensation expense of $2.8 million. The following table illustrates total share-based compensation expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Share-based compensation expense	$2,488	$3,350	$5,128	$10,544
Tax benefit	871	1,173	1,795	3,690
Huntington established an additional paid-in capital pool (APIC Pool) on January 1, 2006. With the continued decline in Huntington’s stock price, the tax deductions have been less than the compensation expense recorded for book purposes, causing the related APIC Pool to be reduced to zero. As a result, Huntington is required to record tax expense to write-off the related deferred tax asset in periods in which options expire unexercised.

Huntington’s stock option activity and related information for the nine months ended September 30, 2009, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2009	26,289	$19.45
Granted	2,968	4.26
Exercised	—	—
Forfeited/expired	(5,067)	20.97

Outstanding at September 30, 2009	24,190	$17.26	3.6	$1,572

Exercisable at September 30, 2009	19,769	$19.64	3.0	$—

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. There were no exercises of stock options in the first nine months of 2009 or 2008.
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
The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of September 30, 2009, and activity for the nine months ended September 30, 2009:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2009	1,823	$14.64	—	$—
Granted	969	3.82	140	2.58
Vested	(388)	21.76	(74)	1.66
Forfeited	(211)	14.44	—	—

Nonvested at September 30, 2009	2,193	$8.62	66	$3.61

The weighted-average grant date fair value of nonvested shares granted for the nine months ended September 30, 2009 and 2008, were $3.67 and $7.08, respectively. The total fair value of awards vested during the nine months ended September 30, 2009 and 2008, was $1.5 million and $0.4 million, respectively. As of September 30, 2009, the total unrecognized compensation cost related to nonvested awards was $8.8 million with a weighted-average remaining expense recognition period of 1.9 years.
Of the 31.1 million shares of common stock authorized for issuance under the plans at September 30, 2009, 25.3 million were outstanding and 5.8 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At September 30, 2009, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2009.

Note 13 — Fair Values of Assets and Liabilities
Huntington follows the fair value accounting guidance under ASC 820 and ASC 825. As of January 1, 2008, Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale.
At September 30, 2009, mortgage loans held for sale had an aggregate fair value of $491.6 million and an aggregate outstanding principal balance of $477.3 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $75.6 million and $27.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy was established for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and 2008 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments(1)	September 30, 2009
Assets
Trading account securities	$64,738	$56,628			$121,366
Investment securities	3,015,587	4,112,699	$947,092		8,075,378
Mortgage loans held for sale		491,564			520,056
Mortgage servicing rights			170,453		170,453
Derivative assets	41	497,525	5,740	$(136,256)	367,050
Equity investments			24,706		24,706
Liabilities
Derivative liabilities	10,083	264,319	4,041	(39,710)	238,733

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments(1)	September 30, 2008
Assets
Trading account securities	$46,755	$951,494			$998,249
Investment securities	572,259	2,388,989	$1,176,342		4,137,590
Mortgage loans held for sale		273,249			273,249
Mortgage servicing rights			230,398		230,398
Derivative assets	1,177	198,490	2,729	$(22,404)	179,992
Equity investments			40,032		40,032
Liabilities
Derivative liabilities	4,817	91,811	423	(47,639)	49,412

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The tables below present a rollforward of the balance sheet amounts for the three months and nine months ended September 30, 2009 and 2008, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below included changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three months ended September 30, 2009
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Balance, June 30, 2009	$196,932	$(4,537)	$274,065	$128,864	$510,503	$183,361	$28,462
Total gains/losses:
Included in earnings	(26,479)	3,207	1,951	(14,544)	(1,121)	(2,205)	(156)
Included in OCI	—	—	(8,001)	3,849	5,777	6,727	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(97,935)	—	—	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	3,029	(4,299)	(26)	(39,874)	—	(3,600)

Balance, September 30, 2009	$170,453	$1,699	$165,781	$118,143	$475,285	$187,883	$24,706

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(26,479)	$3,028	$(6,050)	$(10,695)	$4,656	$4,522	$(156)

	Level 3 Fair Value Measurements
	Three months ended September 30, 2008
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Balance, June 30, 2008	$240,024	$2,005	$458,437	$212,745	$—	$2,557	$32,200
Total gains/losses:
Included in earnings	(9,207)	357	(17,690)	(58,638)	536	(129)	5,915
Included in OCI			(49,819)	15,929	(47,158)	—
Purchases	—	—	—	—	—	—	1,917
Sales	(419)	—	—	—	—	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(56)	(5,621)	(521)	(20,377)	(31)	—
Transfers in/out of Level 3	—	—	7,923	—	678,199	—

Balance, September 30, 2008	$230,398	$2,306	$393,230	$169,515	$611,200	$2,397	$40,032

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(9,207)	$301	$(67,509)	$(42,709)	$(46,622)	$(129)	$5,915

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2009
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Balance, December 31, 2008	$167,438	$1,032	$322,421	$141,606	$523,515	$—	$36,893
Total gains/losses:
Included in earnings	3,733	(668)	3,943	(29,361)	(1,019)	(908)	(87)
Included in OCI	—	—	26,141	7,459	64,173	9,052	—
Purchases	2,388	—	—	—	5,448	211,296	1,017
Sales	—	—	(170,027)	—	—	(78,676)	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	47,119	—
Settlements	(3,106)	1,335	(16,697)	(1,561)	(116,832)	—	(13,117)

Balance, September 30, 2009	$170,453	$1,699	$165,781	$118,143	$475,285	$187,883	$24,706

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$3,733	$(2,542)	$30,084	$(21,902)	$63,154	$8,144	$(87)

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2008
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Insruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Balance, January 1, 2008	$207,894	$(46)	$547,358	$279,175	$—	$7,956	$41,516
Total gains/losses:
Included in earnings	22,730	2,610	(17,230)	(58,649)	1,509	(3,882)	(7,374)
Included in OCI			(124,689)	(48,835)	(86,234)	(187)
Purchases	—	—	—	—	—	—	5,890
Sales	(226)	—	—	—	—	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(258)	(22,008)	(2,176)	(79,199)	(1,490)	—
Transfers in/out of Level 3	—	—	9,799	—	775,124	—	—

Balance, September 30, 2008	$230,398	$2,306	$393,230	$169,515	$611,200	$2,397	$40,032

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$22,730	$2,352	$(141,919)	$(107,484)	$(84,725)	$(4,069)	$(1,601)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three months and nine months ended September 30, 2009 and 2008.

	Level 3 Fair Value Measurements
	Three months ended September 30, 2009
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(26,479)	$3,207
Securities gains (losses)			$(2,284)	$(14,565)	$(1,734)
Interest and fee income			4,235	21	613	$(2,205)
Noninterest income							$(156)

Total	$(26,479)	$3,207	$1,951	$(14,544)	$(1,121)	$(2,205)	$(156)

	Level 3 Fair Value Measurements
	Three months ended September 30, 2008
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(9,207)	$357
Securities gains (losses)			$(17,923)	$(58,634)	$—	$3
Interest and fee income			233	(4)	536	(132)
Noninterest income							$5,915

Total	$(9,207)	$357	$(17,690)	$(58,638)	$536	$(129)	$5,915

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2009
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$3,733	$(668)
Securities gains (losses)			$(9,670)	$(29,452)	$(2,985)
Interest and fee income			13,613	91	1,966	$(908)
Noninterest income							$(87)

Total	$3,733	$(668)	$3,943	$(29,361)	$(1,019)	$(908)	$(87)

	Level 3 Fair Value Measurements
	Nine months ended September 30, 2008
	Mortgage		Investment Securities
	Servicing	Derivative	Alt-A	Pooled	Private		Equity
(in thousands)	Rights	Instruments	Mortgage-backed	Trust-Preferred	Label CMO	Other	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$22,730	$2,610
Securities gains (losses)			$(17,923)	$(58,634)	$—	$(3,093)
Interest and fee income			693	(15)	1,509	(789)
Noninterest income							$(7,374)

Total	$22,730	$2,610	$(17,230)	$(58,649)	$1,509	$(3,882)	$(7,374)

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
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the nine months of 2009 and 2008, Huntington identified $662.8 million, and $150.5 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the nine months ended September 30, 2009 and 2008, nonrecurring fair value losses of $268.2 million and $68.5 million, respectively, were recorded within the provision for credit losses.
Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. During 2009, Huntington recorded $142.6 million of OREO assets at fair value. Losses of $75.4 were recorded within noninterest expense.
During 2009, new mortgage servicing assets were created and initially recorded at fair value of $31.5 million (See Note 6).
Also during the 2009 second quarter, goodwill related to the sale of a small payments-related business completed in July 2009,with a carrying amount of $8.4 million was written down to its implied fair value of $4.2 million.
Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2009 and December 31, 2008 are presented in the following table:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$2,280,049	$2,280,049	$1,137,229	$1,137,229
Trading account securities	121,366	121,366	88,677	88,677
Loans held for sale	530,861	530,861	390,438	390,438
Investment securities	8,503,150	8,503,150	4,384,457	4,384,457
Net loans and direct financing leases	36,272,123	31,424,545	40,191,938	33,856,153
Derivatives	367,050	367,050	458,995	458,995

Financial Liabilities:
Deposits	(39,829,057)	(40,151,292)	(37,943,286)	(38,363,248)
Short-term borrowings	(852,076)	(832,849)	(1,309,157)	(1,252,861)
Federal Home Loan Bank advances	(920,045)	(920,045)	(2,588,976)	(2,588,445)
Other long term debt	(2,434,858)	(2,391,241)	(2,331,632)	(1,979,441)
Subordinated notes	(1,674,054)	(1,224,506)	(1,950,097)	(1,287,150)
Derivatives	(238,733)	(238,733)	(83,367)	(83,367)
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, Federal Home Loan Bank Advances and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under resale agreements. Loan commitments and letters of credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value. Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820

Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage and non-mortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
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
Note 14 — Benefit Plans
Huntington sponsors the Retirement Plan, a non-contributory defined benefit pension plan covering substantially all employees. The Retirement Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code.
In addition, Huntington has an unfunded, defined benefit post-retirement plan (Post-Retirement Benefit Plan) that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. Employees retiring on or after January 1, 1993, pay the full cost of health care coverage, offset by a length of service-based employer subsidy, limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage.
As disclosed in Note 2, beginning January 1, 2010, there will be changes to the way the future early and normal retirement benefit is calculated under the Retirement Plan. While these changes will not affect the benefit earned under the Retirement Plan through December 31, 2009, there will be a reduction in future benefits.
On January 1, 2008, Huntington transitioned to fiscal year-end measurement date of plan assets and benefit obligations. As a result, Huntington recognized a charge to beginning retained earnings of $4.2 million, representing the net periodic benefit costs for the last three months of 2008, and a charge to the opening balance of accumulated other comprehensive loss of $3.8 million, representing the change in fair value of plan assets and benefit obligations for the last three months of 2008 (net of amortization included in net periodic benefit cost).

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$6,155	$5,954	$465	$420
Interest cost	7,056	6,761	896	903
Expected return on plan assets	(10,551)	(9,786)	—	—
Amortization of transition asset	2	1	276	276
Amortization of prior service cost	121	78	95	95
Settlements	1,725	450	—	—
Recognized net actuarial loss (gain)	1,872	1,038	(231)	(274)

Benefit expense	$6,380	$4,496	$1,501	$1,420

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$18,464	$17,862	$1,395	$1,259
Interest cost	21,167	20,283	2,687	2,709
Expected return on plan assets	(31,653)	(29,358)	—	—
Amortization of transition asset	4	3	828	828
Amortization of prior service cost	362	236	284	284
Settlements	5,175	1,350	—	—
Recognized net actuarial loss (gain)	5,620	3,114	(693)	(821)

Benefit expense	$19,139	$13,490	$4,501	$4,259

There is no required minimum contribution for 2009 to the Retirement Plan.
Huntington also sponsors other nonqualified retirement plans, the most significant being the Supplemental Executive Retirement Plan (SERP) and the Supplemental Retirement Income Plan (SRIP). The SERP provides certain current and former officers and directors, and the SRIP provides certain current officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $1.0 million and $0.9 million for the three-month periods ended September 30, 2009 and 2008, respectively. For the respective nine-month periods, the cost was $2.7 million and $2.5 million.
Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the plan. In the first quarter of 2009, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. For the nine months ended September 30, 2009 and 2008, the cost of providing the plan was $3.1 million and $11.4 million.

Note 15 — Derivative Financial Instruments
A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At September 30, 2009, December 31, 2008, and September 30, 2008, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $50.4 million, $40.7 million, and $50.3 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At September 30, 2009, Huntington pledged $239.8 million investment security and cash collateral to various counterparties, while various other counterparties pledged $143.4 million investment security and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide an additional $1.0 million in collateral.
Derivatives used in Asset and Liability Management Activities
The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at September 30, 2009, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,405,000	$8,405,000
Deposits	801,525	—	801,525
Subordinated notes	675,000	—	675,000
Other long-term debt	35,000	—	35,000

Total notional value at September 30, 2009	$1,511,525	$8,405,000	$9,916,525

The following table presents additional information about the interest rate swaps and caps used in Huntington’s Asset and Liability Management activities at September 30, 2009:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed — generic	$8,405,000	1.5	$93,308	2.24%	0.52%

Total asset conversion swaps	8,405,000	1.5	93,308	2.24	0.52
Liability conversion swaps
Receive fixed — generic	1,511,525	4.3	83,448	3.12	0.44

Total liability conversion swaps	1,511,525	4.3	83,448	3.12	0.44

Total swap portfolio	$9,916,525	1.9	$176,756	2.38%	0.50%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $48.1 million and $4.7 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the net amounts resulted in an increase to net interest income of $121.6 million and $6.8 million, respectively.

The following table presents the fair values at September 30, 2009, December 31, 2008, and September 30, 2008 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Interest rate contracts designated as hedging instruments	$176,756	$230,601	$44,739
Interest rate contracts not designated as hedging instruments	320,769	436,131	149,097

Total contracts	$497,525	$666,732	$193,836

Liability derivatives included in accrued expenses and other liabilities

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Interest rate contracts designated as hedging instruments	$—	$—	$12,719

Interest rate contracts not designated as hedging instruments	268,212	377,249	74,540

Total contracts	$268,212	$377,249	$87,259

Fair value hedges effectively convert deposits and subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the increase or (decrease) to interest expense for the three months and nine months ending September 30, 2009 and 2008, for derivatives designated as fair value hedges:
Increase (decrease) to interest expense

Derivatives in fair
value hedging	Location of change in fair value recognized in earnings on	Three months ended		Nine months ended
relationships	derivative	September 30,		September 30,
(in thousands)		2009	2008	2009	2008
Interest Rate Contracts
Deposits	Interest expense — deposits	$(1,771)	$(511)	$(2,874)	$(2,050)
Subordinated notes	Interest expense — subordinated notes and other long term debt	(8,092)	(4,682)	(21,743)	(11,424)
Other long term debt	Interest expense — subordinated notes and other long term debt	(91)	576	745	3,242

Total		$(9,954)	$(4,617)	$(23,872)	$(10,232)

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

The following table presents the gains and (losses) recognized in other comprehensive loss (OCL) and the location in the consolidated statements of income of gains and (losses) reclassified from OCL into earnings for the nine months ending September 30, 2009 and 2008 for derivatives designated as effective cash flow hedges:

				Amount of gain or
	Amount of gain or			(loss) reclassified
Derivatives in cash	(loss) recognized in			from accumulated
flow hedging	OCL on derivatives		Location of gain or (loss) reclassified from accumulated	OCL into earnings
relationships	(effective portion)		OCL into earnings (effective portion)	(effective portion)
(in thousands)	2009	2008		2009	2008
Interest rate contracts
Loans	$(977)	$(6,551)	Interest and fee income — loans and leases	$1,168	$(6,431)
FHLB Advances	1,338	(820)	Interest expense — FHLB Advances	5,374	(3,020)
Deposits	326	2,122	Interest expense — deposits	4,153	(5,866)
Subordinated notes	101	—	Interest expense — subordinated notes and other long term debt	(2,179)	(3,740)
Other long term debt	—	96	Interest expense — subordinated notes and other long term debt	(378)	(718)

Total	$788	$(5,153)		$8,138	$(19,775)

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as fair value and cash flow hedges for the three months and nine months ending September 30, 2009 and 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Derivatives in fair value hedging relationships Interest rate contracts
Loans	$8,158	$9	$8,192	$(30)
Derivatives in cash flow hedging relationships Interest rate contracts
Deposits	14,688	3	16,331	157
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities, were $49.7 million, $41.9 million, and $56.9 million at September 30, 2009, December 31, 2008, and September 30, 2008. Changes in fair value of $2.2 million and $8.6 million for the three months ended September 30, 2009 and 2008 and $3.5 million and $23.5 million for the nine months ended September 30, 2009 and 2008, respectively, were reflected in other noninterest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.7 billion, $10.9 billion, and $10.7 billion at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $320.8 million, $429.9 million, and $153.9 million at the same dates, respectively.

Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at September 30, 2009, December 31, 2008, and September 30, 2008, was $4.7 billion, $2.2 billion, and $3.1 billion, respectively. The total notional amount at September 30, 2009 corresponds to trading assets with a fair value of $19.0 million and trading liabilities with a fair value of $0.1 million. The gains and (losses) related to derivative instruments included in mortgage banking income for the three months ended September 30, 2009 and 2008 were $15.7 million and ($3.3) million, respectively and for the nine months ended September 30, 2009 and 2008 were ($28.0) million and ($40.2) million, respectively. Total MSR hedging gains and (losses) for the three months ended September 30, 2009 and 2008, were $16.1 million and $12.2 million, respectively, and for the nine months ended September 30, 2009 and 2008 were ($24.7) million and ($28.4) million and were also included in mortgage banking income.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.2 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.2 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s remaining class B Visa shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of class B shares resulting from the Visa litigation. At September 30, the fair value of the swap liability of $3.9 million is an estimate of the exposure liability based upon probability-weighted potential Visa litigation losses.
Note 16 —Variable Interest Entities
Consolidated Variable Interest Entities
Consolidated variable interest entities at September 30, 2009 consist of Franklin 2009 Trust (See Note 4) and loan securitizations. Loan securitizations include auto loan and lease securitization trusts formed in 2008, 2006, and 2000. Huntington has determined that the trusts are not qualified special purpose entities and, therefore, are variable interest entities (VIEs) based upon equity guidelines established in ASC 810. Huntington owns 100% of the trusts and is the primary beneficiary of the VIEs, therefore, the trusts are consolidated. The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	September 30, 2009
(in thousands)	Franklin 2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
Assets
Cash	$—	$26,730	$290,189	$31,456	$348,375
Loans and leases	465,172	601,723	1,162,343	43,721	2,272,959
Allowance for loan and lease losses	—	(10,572)	(20,627)	(768)	(31,967)

Net loans and leases	465,172	591,151	1,141,716	42,953	2,240,992
Accrued income and other assets	35,615	3,616	6,049	174	45,454

Total assets	$500,787	$621,497	$1,437,954	$74,583	$2,634,821

Liabilities
Other long-term debt	$82,309	$456,526	$1,057,398	$—	$1,596,233
Accrued interest and other liabilities	17,461	819	12,086	—	30,366

Total liabilities	$99,770	$457,345	$1,069,484	$—	$1,626,599

The auto loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Trust Preferred Securities
Huntington has certain wholly-owned trusts are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at September 30, 2009 follows:

	Principal amount of	Investment in
	subordinated note/	unconsolidated
(in thousands)	debenture issued to trust(1)	subsidiary
Huntington Capital I	$138,816	$6,186
Huntington Capital II	60,093	3,093
Huntington Capital III	114,039	10
BancFirst Ohio Trust Preferred	23,311	619
Sky Financial Capital Trust I	65,206	1,856
Sky Financial Capital Trust II	30,929	929
Sky Financial Capital Trust III	77,891	2,320
Sky Financial Capital Trust IV	77,892	2,320
Prospect Trust I	6,186	186

Total	$594,363	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
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
Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At September 30, 2009, we have commitments of $274.2 million of which $187.6 million are funded. The unfunded portion is included in accrued expenses and other liabilities.

Note 17 — Commitments and Contingent Liabilities
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at September 30, 2009, December 31, 2008, and September 30, 2008, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2009	2008	2008
Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,055	$6,494	$6,640
Consumer	4,964	4,964	4,928
Commercial real estate	1,177	1,951	2,007
Standby letters of credit	624	1,272	1,577
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.0 million, $4.5 million, and $4.7 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2009, Huntington had $0.6 billion of standby letters of credit outstanding, of which 54% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company (HIC), the Company’s broker-dealer subsidiary. As a result of a change in credit ratings and pursuant to the letters of credit issued by the Bank, the Bank repurchased substantially all of these securities, net of payments and maturities, during the first nine months of 2009.
Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of September 30, 2009, approximately $105.7 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $471.3 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $47.3 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At September 30, 2009, December 31, 2008, and September 30, 2008, Huntington had commitments to sell residential real estate loans of $729.5 million, $759.4 million, and $485.6 million, respectively. These contracts mature in less than one year.

Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2005. Various state and other jurisdictions remain open to examination for tax years 2000 and forward.
The Internal Revenue Service, State of Ohio and other state tax officials have proposed adjustments to the Company’s previously filed tax returns. Management believes that the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.
Litigation
Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007, or July 20, 2007 to January 10, 2008. On June 5, 2008, the two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007, alleging that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin. A motion to dismiss was filed on October 21, 2008, and currently is pending. At this stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
Three putative derivative lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. The derivative action filed in the United States District Court for the Southern District of Ohio was dismissed with prejudice on September 23, 2009, and plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Motions to dismiss the other two actions were filed on March 10, 2008, and January 26, 2009, and currently are pending. At this stage of the lawsuits, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. On May 14, 2008, the three cases were consolidated into a single action. On August 4, 2008, a consolidated complaint was filed asserting a class period of July 1, 2007 through the present, alleging breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Huntington stock being offered as an investment alternative for participants in the Plan and seeking money damages and equitable relief. On February 9, 2009, the court entered an order dismissing with prejudice the consolidated lawsuit in its entirety, and plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Because the case is currently being appealed, it is not possible for management to assess the probability of an eventual material adverse outcome, or reasonably estimate the amount of any potential loss at this time.
On May 7, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington (as successor in interest to Sky Financial), and certain of Sky Financial’s former officers on behalf of all persons who purchased or acquired Sky Financial common stock in connection with and as a result of Sky Financial’s October 2006 acquisition of Waterfield Mortgage Company. The complaint alleged that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the issuance of allegedly false and misleading registration and proxy statements leading up to the Waterfield acquisition and their disclosures about the nature and extent of Sky Financial’s lending relationship with Franklin. On May 1, 2009, Plaintiff filed a stipulation dismissing the lawsuit with prejudice. The dismissal entry was approved by the Court on May 5, 2009, and the case is now terminated.
Note 18 — Parent Company Financial Statements
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
ASSETS
Cash and cash equivalents (1)	$1,780,345	$1,122,056	$279,688
Due from The Huntington National Bank	540,741	532,746	30,741
Due from non-bank subsidiaries	280,338	338,675	324,216
Investment in The Huntington National Bank	3,157,018	5,274,261	5,552,026
Investment in non-bank subsidiaries	859,202	854,575	1,141,774
Accrued interest receivable and other assets	194,654	146,167	179,153

Total assets	$6,812,298	$8,268,480	$7,507,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,290	$1,852	$1,693
Long-term borrowings	637,434	803,699	803,699
Dividends payable, accrued expenses, and other liabilities	498,468	234,023	326,446

Total liabilities	1,137,192	1,039,574	1,131,838

Shareholders’ equity (2)	5,675,106	7,228,906	6,375,760

Total liabilities and shareholders’ equity	$6,812,298	$8,268,480	$7,507,598

(1)	Includes restricted cash of $125,000 at September 30, 2009 and December 31, 2008.

(2)	See page 101 for Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three months ended		Nine months ended
Statements of Income	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Income
Dividends from
The Huntington National Bank	$—	$142,254	$—	$142,254
Non-bank subsidiaries	15,450	—	24,700	16,845
Interest from
The Huntington National Bank	11,841	4,094	34,828	14,525
Non-bank subsidiaries	3,581	3,434	11,872	10,366
Other	435	21,795	68,004	22,393

Total income	31,307	171,577	139,404	206,383

Expense
Personnel costs	11,120	5,903	13,835	16,892
Interest on borrowings	5,838	10,353	23,755	33,594
Other	8,621	6,721	21,148	14,768

Total expense	25,579	22,977	58,738	65,254

Income before income taxes and equity in undistributed net income of subsidiaries	5,728	148,600	80,666	141,129
Income taxes	(2,072)	(3,196)	17,130	(16,386)

Income before equity in undistributed net income of subsidiaries	7,800	151,796	63,536	157,515
Increase (decrease) in undistributed net income of:
The Huntington National Bank	(168,462)	(92,516)	(2,761,828)	140,404
Non-bank subsidiaries	(5,528)	15,783	(26,200)	5,564

Net (loss) income	$(166,190)	$75,063	$(2,724,492)	$303,483

	Nine months ended
Statements of Cash Flows	September 30,
(in thousands)	2009	2008
Operating activities
Net (loss) income	$(2,724,492)	$303,483
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	2,788,028	(145,968)
Depreciation and amortization	3,204	1,780
Change in other, net	(91,326)	35,312

Net cash (used in) provided by operating activities	(24,586)	194,607

Investing activities
Repayments from subsidiaries	369,861	734,656
Advances to subsidiaries	(591,640)	(1,010,732)

Net cash used in investing activities	(221,779)	(276,076)

Financing activities
Payment of borrowings	(99,418)	(98,470)
Dividends paid on preferred stock	(82,084)	(11,151)
Dividends paid on common stock	(49,349)	(231,976)
Proceeds from issuance of preferred stock	—	550,134
Proceeds from issuance of common stock	1,135,662	—
Other, net	(157)	(869)

Net cash provided by financing activities	904,654	207,668

Change in cash and cash equivalents	658,289	126,199
Cash and cash equivalents at beginning of period	1,122,056	153,489

Cash and cash equivalents at end of period	$1,780,345	$279,688

Supplemental disclosure:
Interest paid	$23,755	$33,594
Dividends in-kind received from The Huntington National Bank	—	124,689

Note 19 — Segment Reporting
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
Retail and Business Banking: This segment provides traditional banking products and services to consumer and small business customers located in its 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and almost 1,400 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and small business administration (SBA) lending. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At September 30, 2009, Retail and Business Banking accounted for 41% and 72% of consolidated loans and leases and deposits, respectively.
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

Listed below are certain financial results by business segment. For the three months and nine months ended September 30, 2009 and 2008, operating earnings were the same as reported earnings.

	Three Months Ended September 30,
	Retail &			Former
Income Statements	Business		Commercial	Regional			Treasury/	Huntington
(in thousands )	Banking	Commercial	Real Estate	Banking	AFDS	PFG	Other	Consolidated
2009
Net interest income	$252,083	$79,004	$46,601	$377,688	$33,708	$27,724	$(76,301)	$362,819
Provision for credit losses	(123,396)	(98,624)	(231,402)	(453,422)	(11,259)	(9,903)	(552)	(475,136)
Non interest income	131,793	23,234	(783)	154,244	17,243	59,337	25,228	256,052
Non interest expense	(203,709)	(37,132)	(7,968)	(248,809)	(24,930)	(59,576)	(67,782)	(401,097)
Income taxes	(19,870)	11,731	67,743	59,604	(5,167)	(6,154)	42,889	91,172

Operating / reported net income	$36,901	$(21,787)	$(125,809)	$(110,695)	$9,595	$11,428	$(76,518)	$(166,190)

2008
Net interest income	$241,783	$77,711	$44,111	$363,605	$37,504	$20,280	$(32,753)	$388,636
Provision for credit losses	(53,536)	(10,941)	(36,918)	(101,395)	(21,866)	(2,131)	—	(125,392)
Non interest income	113,040	23,368	5,213	141,621	15,660	68,241	(57,665)	167,857
Non interest expense	(190,593)	(38,739)	(6,905)	(236,237)	(28,853)	(60,556)	(13,350)	(338,996)
Income taxes	(38,743)	(17,990)	(1,925)	(58,658)	(856)	(9,042)	51,514	(17,042)

Operating / reported net income	$71,951	$33,409	$3,576	$108,936	$1,589	$16,792	$(52,254)	$75,063

	Nine Months Ended September 30,
	Retail &			Former
Income Statements	Business		Commercial	Regional			Treasury/	Huntington
(in thousands of dollars)	Banking	Commercial	Real Estate	Banking	AFDS	PFG	Other	Consolidated

2009
Net interest income	$762,765	$232,729	$136,727	$1,132,221	$104,861	$76,097	$(262,956)	$1,050,223
Provision for credit losses	(342,472)	(257,405)	(494,334)	(1,094,211)	(68,364)	(29,299)	11,194	(1,180,680)
Non-Interest income	385,791	68,083	321	454,195	44,308	184,835	77,761	761,099
Non-Interest expense, excluding goodwill impairment	(610,136)	(107,715)	(20,658)	(738,509)	(80,676)	(178,877)	(105,842)	(1,103,904)
Goodwill impairment	—	—	—	(2,573,818) (1)	—	(28,895)	(4,231)	(2,606,944)
Income taxes	(68,582)	22,508	132,280	86,206	(45)	(8,351)	277,904	355,714

Operating / reported net income	$127,366	$(41,800)	$(245,664)	$(2,733,916)	$84	$15,510	$(6,170)	$(2,724,492)

2008
Net interest income	$719,492	$237,427	$130,479	$1,087,398	$112,392	$59,685	$(104,149)	$1,155,326
Provision for credit losses	(147,227)	(36,342)	(97,829)	(281,398)	(46,283)	(7,174)	—	(334,855)
Non-Interest income	317,102	72,304	13,478	402,884	43,136	199,989	(5,971)	640,038
Non-Interest expense	(590,538)	(118,356)	(21,083)	(729,977)	(84,723)	(187,180)	(85,397)	(1,087,277)
Income taxes	(104,590)	(54,262)	(8,766)	(167,618)	(8,583)	(22,862)	129,316	(69,747)

Operating / reported net income	$194,239	$100,771	$16,279	$311,289	$15,939	$42,458	$(66,201)	$303,485

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment.
The allocation of this amount to the new business segments was not practical.

	Assets at			Deposits at
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions)	2009	2008	2008	2009	2008	2008
Retail & Business Banking	$17,604	$18,230	$18,357	$28,120	$27,314	$26,626
Commercial Banking	8,281	8,883	8,756	6,241	5,180	5,946
Commercial Real Estate	6,621	7,116	6,961	454	433	494
AFDS	4,942	6,376	6,327	96	68	68
PFG	3,403	3,242	3,019	2,954	1,777	1,584
Treasury / Other	11,662	7,618	8,351	1,964	3,171	2,851
Unallocated goodwill (1)	—	2,888	2,890	—	—	—

Total	$52,513	$54,353	$54,661	$39,829	$37,943	$37,569

(1)	Represents the balance of goodwill associated with the former Regional Banking business segment.
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
Item 1. Legal Proceedings
Information required by this item is set forth in Note 17 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.
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

(a) Exhibits

Exhibit		Incorporated from	SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
3.1	Articles of Restatement of Charter	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Schedule identifying material details of Executive Agreements.

10.2*	2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1

10.3*	Relocation assistance and reimbursement agreement with Mark E. Thompson dated May 7, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	001-34073	10.3

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: November 9, 2009	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: November 9, 2009	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated from	SEC File or	Exhibit
Number	Document Description	Report or Registration Statement	Registration Number	Reference
3.1	Articles of Restatement of Charter	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Schedule identifying material details of Executive Agreements.

10.2*	2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1

10.3*	Relocation assistance and reimbursement agreement with Mark E. Thompson dated May 7, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	001-34073	10.3

10.4	Amendment to the Huntington Bancshares Incorporated Executive Agreement

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.