Form 10-K
period 2009-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2010-02-18
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐ Yes  ☑ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, determined by using a per share closing price of $4.18, as quoted by NASDAQ on that date, was $2,298,648,203. As of January 31, 2010, there were 716,382,350 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting

HUNTINGTON BANCSHARES INCORPORATED
INDEX

i

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

We are a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2009, the Bank had:

•	340 banking offices in Ohio

•	115 banking offices in Michigan

•	56 banking offices in Pennsylvania

•	50 banking offices in Indiana

•	28 banking offices in West Virginia

•	13 banking offices in Kentucky

•	9 private banking offices

•	one foreign office in the Cayman Islands

•	one foreign office in Hong Kong

We conduct certain activities in other states including Arizona, Florida, Maryland, Massachusetts, Nevada, New Jersey, New York, Tennessee, Texas, and Virginia. Our foreign banking activities, in total or with any individual country, are not significant. At December 31, 2009, we had 10,272 full-time equivalent employees.

Our business segments are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statement results for each of our business segments can be found in Note 27 of the Notes to Consolidated Financial Statements, both are included in our Annual Report to shareholders, which is incorporated into this report by reference.

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

Emergency Economic Stabilization Act of 2008, Federal Deposit Insurance Corporation, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, Other Regulatory Developments and Pending Legislation

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC). Both of these specific provisions are discussed in the below sections. In December 2009, the Secretary of the Treasury announced the extension of the TARP to October 2010, but indicated that not more than $550 billion of the total authorized would actually be deployed.

Under the TARP, the Department of Treasury authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock, and increases in dividends. In late 2009, the Treasury Department announced that the CPP was effectively closed, and that certain other emergency programs under the TARP had been or would be terminated.

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

Federal Deposit Insurance Corporation (FDIC)

EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program (TLGP) to guarantee certain debt issued by FDIC-insured institutions through October 31, 2009. Under one component of this program, the Transaction Account Guaranty Program (TAGP), the FDIC temporarily provided unlimited coverage for noninterest bearing transaction deposit accounts through December 31, 2009. The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2013. The TLGP has been extended to cover debt of FDIC-insured institutions issued through April 30, 2010, and the TAGP has been extended through June 30, 2010. We participated in the TAGP since its beginning, and have elected to continue our participation during the extension period.

In addition, on February 3, 2009, the Bank completed the issuance and sale of $600 million of Floating Rate Senior Bank Notes with a variable rate of three month LIBOR plus 40 basis points, due June 1, 2012 (the Notes). The Notes are guaranteed by the FDIC under the TLGP and are backed by the full faith and credit of the United States. The FDIC’s guarantee cost $20 million which will be amortized over the term of the notes.

(See “Bank Liquidity” discussion for additional details regarding the Temporary Liquidity Guarantee Program.)

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. During the course of 2009, the Treasury Department announced numerous programs in implementation of the FSP, and sent various legislative proposals to the Congress for consideration. Summaries of these programs and legislative proposals have been posted on a government website, FinancialStability.gov. We continue to monitor these developments and assess their potential impact on our business.

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

Under ARRA, an institution will be subject to the following restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding:

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

The foregoing is a summary of requirements included in standards established by the Secretary of the Treasury.

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

The Treasury Department has issued extensive guidance on the scope and mechanics of various components of HASP. We continue to monitor these developments and assess their potential impact on our business.

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

Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA” rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. In July 2008, however, these regulators issued, instead of the Basel 1A proposals, new rulemaking involving a “standardized framework” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Non-core U.S. depository institutions would be allowed to opt in to the standardized framework or elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking remained pending at the end of 2009.

Pending Legislation

At the end of 2009, there were numerous legislative proposals, originating both in Congressional committees and in the Obama Administration, that would, if enacted, have significant impact on the banking industry. These proposals include the creation of a Consumer Financial Protection Agency with rulemaking, examination, and enforcement powers to oversee consumer lending, credit card, and other consumer financial activities. The Agency would take over certain functions now lodged with banking regulators and other agencies. They also include a broad financial regulatory reform initiative that would, among other things, (a) abolish the thrift charter and convert the Office of Thrift Supervision into a division of the Office of the Comptroller of the Currency, (b) establish a Financial Stability Council to oversee systemic risk issues, (c) extend regulation beyond bank holding companies to financial sector companies not presently regulated, including hedge funds, and (d) provide a means for resolving, without governmental bailouts, entities previously regarded as “too big to fail.” We will monitor all legislative developments and assess their potential impact on our business.

Dividend Restrictions

Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval. The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. As a result, for the year ended December 31, 2009, the Bank did not pay any cash dividends to Huntington. At December 31, 2009, the Bank could not have declared and paid any additional dividends to the parent company without regulatory approval.

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

As a participating FDIC insured bank, we were assessed deposit insurance premiums totaling $24.1 million during 2008. However, the one-time assessment credit described above was fully utilized to substantially offset our 2008 deposit insurance premium and, therefore, only $7.9 million of deposit insurance premium expense was recognized during 2008.

In late 2008, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points, resulting in a range between 12 and 50 basis points, depending upon the risk category. At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. As amended in a final rule issued in March 2009, the changes commencing April 1, 2009, set a five-year target of 1.15 percent for the designated reserve ratio (which had fallen sharply during 2008 and early 2009), and set base assessment rates between 12 and 45 basis points, depending on the risk category. However, adjustments (relating to unsecured debt, secured liabilities, and brokered deposits) were provided for in the case of individual institutions that could result in assessment rates between 7 and 24 basis points for institutions in the lowest risk category and 40 to 77.5 basis points for institutions in the highest risk category. The purpose of the April 1, 2009, changes was to ensure that riskier institutions bear a greater share of the increase in assessments, and are subsidized to a lesser degree by less risky institutions.

In addition to these changes in the basic assessment regime, the FDIC, in an interim rule also issued in March 2009, imposed a 20 basis point emergency special assessment on deposits of insured institutions as of June 30, 2009, to be collected on September 30, 2009. In May 2009, the FDIC imposed a further special assessment on insured institutions of five basis points on their June 30, 2009, assets minus Tier 1 capital, also payable September 30, 2009. And in November 2009, the FDIC required all insured institutions to prepay, on December 30, 2009, slightly over three years of estimated insurance assessments.

Taking into account both regular and special deposit insurance assessments, we were required to pay total deposit and other insurance expense of $113.8 million in 2009. We also prepaid an estimated insurance assessment of $325 million on December 30, 2009.

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

An institution is deemed to be:

•	“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•	“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•	“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2009, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.

			At December 31,
		“Well-	2009
		Capitalized”		Excess
		Minimums	Actual	Capital(1)
(in billions of dollars)

Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	10.09%	$2.6
	Bank	5.00	5.59	0.3
Tier 1 risk-based capital ratio	Consolidated	6.00	12.03	2.6
	Bank	6.00	6.66	0.3
Total risk-based capital ratio	Consolidated	10.00	14.41	1.9
	Bank	10.00	11.08	0.5

(1)	Amount greater than the “well-capitalized” minimum percentage.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $2.1 billion of such brokered deposits at December 31, 2009.

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

All of our loan portfolios, particularly our construction and commercial real estate (CRE) loans, may continue to be affected by the sustained economic weakness of our Midwest markets and the impact of higher unemployment rates. This may have a significantly adverse affect on our business, financial condition, liquidity, capital, and results of operation.

As described in the “Credit Risk” discussion, credit quality performance continued to be under pressure during 2009, with nonaccrual loans and leases (NALs) and nonperforming assets (NPAs) both higher at December 31, 2009, compared with December 31, 2008, and December 31, 2007. It should be noted that there was a 12% decline in NPA’s in the 2009 fourth quarter. The allowance for credit losses (ACL) of $1,531.4 million at December 31, 2009, was 4.16% of period-end loans and leases and 80% of period-end NALs.

The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification. However, adverse changes in our borrowers’ ability to meet their financial obligations under agreed upon terms and, in some cases, to the value of the assets securing our loans to them may increase our credit risk. Our commercial portfolio, as well as our real estate-related consumer portfolios, have continued to be negatively affected by the ongoing reduction in real estate values and reduced levels of sales and leasing activities. Our ACL reserving methodology uses individual loan portfolio performance factors based on an analysis of historical charge-off experience and migration patterns as part of the determination of ACL adequacy. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe economic stress. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

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

An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. The markets we serve are dependent on industrial and manufacturing businesses and thus particularly vulnerable to adverse changes in economic conditions.

Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.

Like all financial institutions, we are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2009, we had:

•	$7.6 billion of home equity loans and lines, representing 21% of total loans and leases.

•	$4.5 billion in residential real estate loans, representing 12% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 56% of this portfolio.

•	$0.9 billion of loans to single family home builders. These loans represented 2% of total loans and leases.

•	$4.9 billion of mortgage-backed securities, including $3.5 billion of Federal Agency mortgage-backed securities, $0.5 billion of private label collateralized mortgage obligations, $0.1 billion of Alt-A mortgage backed securities, and $0.1 billion of pooled trust preferred securities that could be negatively affected by a decline in home values.

•	$0.3 billion of bank owned life insurance (BOLI) investments primarily in mortgage-backed securities. This investment represents 24% of the total BOLI investment portfolio.

Adverse economic conditions in the automobile manufacturing and related service industries may impact our banking business.

Many of the banking markets we serve are connected, directly or indirectly, to the automobile manufacturing industry. We do not have any direct credit exposure to automobile manufacturers. However, we do have a modest exposure to companies that derive more than 25% of their revenues from contracts with the automobile manufacturing companies. Also, these automobile manufacturers or their suppliers employ many of our consumer customers. The automobile manufacturing industry has experienced significant economic difficulties over the past five years, which, in turn, has adversely impacted a number of related industries that serve the automobile manufacturing industry, including automobile parts suppliers and other indirect businesses. We cannot provide assurance that the economic conditions in the automobile manufacturing and related service industries will improve at any time in the foreseeable future or that adverse economic conditions in these industries will not impact the Bank.

(2)	Market Risks:

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

During 2009, we issued 346.8 million shares of additional common stock through two common stock public offerings, three discretionary equity issuance programs, and conversions of preferred stock into common stock. The issuance of these additional shares of common stock resulted in a 95% increase of outstanding shares of common stock at December 31, 2009, compared with December 31, 2008, and those additional shares were significantly dilutive to existing common shareholders. (See the “Capital” section located within the “Risk Management and Capital” section for additional information). As of December 31, 2009, we had 130.2 million of additional authorized common shares available for issuance, and 4.8 million of additional authorized preferred shares available for issuance.

We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We continually evaluate opportunities to access capital markets taking into account our regulatory capital ratios, financial condition, and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions, with regulatory approval when required, may include opportunistically retiring our outstanding securities, including our subordinated debt, trust-preferred securities, and preferred shares, in open market transactions, privately negotiated transactions, or public offers for cash or common shares, as well as issuing additional shares of common stock in public or private transactions in order to increase our capital levels above our already “well-capitalized” levels, as defined by the federal bank regulatory agencies, and other regulatory capital targets.

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

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse affect on our future earnings and regulatory capital.

Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other than temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities where we have recorded temporary impairment.

Changes in interest rates could negatively impact our financial condition and results of operations.

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earnings assets in a rising interest rate environment, net interest income could be adversely impacted.

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

Although fluctuations in market interest rates are neither completely predictable nor controllable, our Market Risk Committee (MRC) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the Market Risk — “Interest Rate Risk” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations. If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates, especially customer deposit rates, could remain at current levels.

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

Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which is, at present, moderating. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time to time, consider opportunistically retiring our outstanding securities, including our subordinated debt, trust preferred securities and preferred shares in privately negotiated or open market transactions for cash or common shares. This could adversely affect our liquidity position. For further discussion, see the “Liquidity Risk” section.

The OCC has imposed dividend payment and other restrictions on the Bank, which could impact our ability to pay dividends to shareholders or repurchase stock. Due to the losses that the Bank incurred in 2009 and 2008, at December 31, 2009, the Bank could not declare and pay dividends to the holding company without regulatory approval.

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

We do not anticipate that the holding company will receive dividends from the Bank during 2010, as we build the Bank’s regulatory capital levels above our already “well-capitalized” level.

Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the OCC “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it could impact our ability to pay dividends to shareholders or repurchase stock. Throughout 2009, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized.”

For further discussion, see the “Parent Company Liquidity” section.

(4)	Operational Risks:

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

These programs subject us, and other financial institutions that participate in them, to additional restrictions, oversight, and costs that may have an adverse impact on our business, financial condition, results of operations, or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as related to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages, and otherwise. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation, or its application. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.

Recent legislative proposals in Congress could impact how we assess fees on deposit accounts for items and transactions that either overdraw an account or that are returned for nonsufficient funds. It is uncertain which, if any, of the changes in these proposals will be adopted. Additionally, on November 12, 2009, the Federal Reserve Board (the “Board”) issued its final rule under Regulation E regarding overdraft fees, which becomes effective for new accounts on July 1, 2010, and for existing accounts on August 15, 2010. This rule generally prohibits financial institutions from charging overdraft fees for ATM and one-time debit card transactions that overdraw consumer deposit accounts, unless the consumer “opts in” to having such overdrafts authorized and paid. This rule may be affected by the legislative proposals in Congress regarding overdraft fees. Thus, although the Board’s rule will impact the amount of overdraft fees we will be able to charge, we cannot currently predict whether either the Board’s rule or the legislative proposals in Congress will have a material and adverse effect on our results of operations.

We are subject to ongoing tax examinations in various jurisdictions. The Internal Revenue Service and other taxing jurisdictions may propose various adjustments to our previously filed tax returns. It is possible that the ultimate resolution of such proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs.

The calculation of our provision for federal income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: our income tax receivable represents the estimated amount currently due from the federal government, net of any reserve for potential audit issues, and is reported as a component of “accrued income and other assets” in our consolidated balance sheet; our deferred federal income tax asset or liability represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal tax code.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2005. In 2009, the IRS began the audit of our consolidated federal income tax returns for the tax years 2006 and 2007. In addition, various state and other jurisdictions remain open to examination for tax years 2000 and forward.

The Internal Revenue Service, State of Ohio, and other state tax officials have proposed adjustments to our previously filed tax returns. We believe that the tax positions taken by us related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

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

Huntington faces legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against Huntington could have material adverse financial effects or cause significant reputational harm to Huntington, which in turn could seriously harm Huntington’s business prospects. As more fully described in Note 24 of the Notes to Consolidated Financial Statements, certain putative class actions and shareholder derivative actions were filed against Huntington, certain affiliated committees, and / or certain of its current or former officers and directors. At this time, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss in connection with these lawsuits. Although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

Huntington faces other significant operational risks.

Huntington is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. In addition, today’s threats to customer information and information systems are complex, more wide spread, continually emerging, and increasing at a rapid pace. Huntington continues to invest in better tools and processes in all key security areas, and monitors these threats with increased rigor and focus.

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

Our other major properties consist of:

•	a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center;

•	a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio;

•	an eighteen-story office building in Charleston, West Virginia;

•	a three-story office building located in Holland, Michigan;

•	The Crosswoods building, located in the greater Columbus area;

•	a twelve story office building in Youngstown, Ohio

•	a ten story office building in Warren, Ohio

•	an office complex located in Troy, Michigan; and

•	three data processing and operations centers (Easton, Northland, and Parma) located in Ohio and one in Indianapolis.

The office buildings above serve as regional administrative offices occupied predominantly by our Retail and Business Banking and Private Financial Group business segments. The Auto Finance and Dealer Services business segment is located in the Northland operations center.

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

Information required by this item is set forth in Note 24 of the Notes to Consolidated Financial Statements.

Item 4:	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2010, we had 40,155 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 65 entitled “Selected Quarterly Income Statement Data”. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Note 25 of the Notes to Consolidated Financial Statements.

As a condition to participate in the TARP, Huntington may not repurchase any additional shares without prior approval from the Department of Treasury. Huntington did not repurchase any shares under the 2006 Repurchase Program for the year ended December 31, 2009. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program).

The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW 50 Bank Index for the period December 31, 2004, through December 31, 2009. The KBW 50 Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the 50 largest banking companies and includes all money-center banks and most major regional banks. An investment of $100 on December 31, 2004, and the reinvestment of all dividends are assumed.

	2004	2005	2006	2007	2008	2009
HBAN	$100	$99	$104	$68	$38	$19
S&P 500	$100	$105	$121	$128	$81	$102
KBW 50 Bank	$100	$103	$121	$94	$50	$49

HBAN S&P 500 KBW 50 Bank

Item 6:	Selected Financial Data

Table 1 — Selected Financial Data (1), (9)

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands, except per share amounts)

Interest income	$2,238,142	$2,798,322	$2,742,963	$2,070,519	$1,641,765
Interest expense	813,855	1,266,631	1,441,451	1,051,342	679,354

Net interest income	1,424,287	1,531,691	1,301,512	1,019,177	962,411
Provision for credit losses	2,074,671	1,057,463	643,628	65,191	81,299

Net interest income after provision for credit losses	(650,384)	474,228	657,884	953,986	881,112

Service charges on deposit accounts	302,799	308,053	254,193	185,713	167,834
Automobile operating lease income	51,810	39,851	7,810	43,115	133,015
Securities (losses) gains	(10,249)	(197,370)	(29,738)	(73,191)	(8,055)
Other noninterest income	661,284	556,604	444,338	405,432	339,488

Total noninterest income	1,005,644	707,138	676,603	561,069	632,282

Personnel costs	700,482	783,546	686,828	541,228	481,658
Automobile operating lease expense	43,360	31,282	5,161	31,286	103,850
Other noninterest expense	3,289,601	662,546	619,855	428,480	384,312

Total noninterest expense	4,033,443	1,477,374	1,311,844	1,000,994	969,820

(Loss) Income before income taxes	(3,678,183)	(296,008)	22,643	514,061	543,574
(Benefit) Provision for income taxes	(584,004)	(182,202)	(52,526)	52,840	131,483

Net (loss) income	$(3,094,179)	$(113,806)	$75,169	$461,221	$412,091

Dividends on preferred shares	174,756	46,400	—	—	—

Net (loss) income applicable to common shares	$(3,268,935)	$(160,206)	$75,169	$461,221	$412,091

Net (loss) income per common share — basic	$(6.14)	$(0.44)	$0.25	$1.95	$1.79
Net (loss) income per common share — diluted	(6.14)	(0.44)	0.25	1.92	1.77
Cash dividends declared per common share	0.0400	0.6625	1.0600	1.0000	0.8450
Balance sheet highlights
Total assets (period end)	$51,554,665	$54,352,859	$54,697,468	$35,329,019	$32,764,805
Total long-term debt (period end)(2)	3,802,670	6,870,705	6,954,909	4,512,618	4,597,437
Total shareholders’ equity (period end)	5,336,002	7,228,906	5,951,091	3,016,029	2,560,736
Average long-term debt(2)	5,558,001	7,374,681	5,714,572	4,942,671	5,168,959
Average shareholders’ equity	5,787,401	6,395,690	4,633,465	2,948,367	2,645,379
Average total assets	52,440,268	54,921,419	44,711,676	35,111,236	32,639,011

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands, except per share amounts)

Key ratios and statistics
Margin analysis — as a% of average earnings assets
Interest income(3)	4.88%	5.90%	7.02%	6.63%	5.65%
Interest expense	1.77	2.65	3.66	3.34	2.32

Net interest margin(3)	3.11%	3.25%	3.36%	3.29%	3.33%

Return on average total assets	(5.90)%	(0.21)%	0.17%	1.31%	1.26%
Return on average total shareholders’ equity	(53.5)	(1.8)	1.6	15.6	15.6
Return on average tangible shareholders’ equity(4)	(9.8)	(2.1)	3.9	19.5	17.4
Efficiency ratio(5)	55.4	57.0	62.5	59.4	60.0
Dividend payout ratio	N.M.	N.M.	N.M.	52.1	47.7
Average shareholders’ equity to average assets	11.04	11.65	10.36	8.40	8.10
Effective tax rate (benefit)	(15.9)	N.M.	N.M.	10.3	24.2
Tangible common equity to tangible assets (period end)(6),(8)	5.92	4.04	5.09	6.93	7.20
Tangible equity to tangible assets (period end)(7),(8)	9.24	7.72	5.09	6.93	7.20
Tier 1 leverage ratio (period end)	10.09	9.82	6.77	8.00	8.34
Tier 1 risk-based capital ratio (period end)	12.03	10.72	7.51	8.93	9.13
Total risk-based capital ratio (period end)	14.41	13.91	10.85	12.79	12.42
Other data
Full-time equivalent employees (period end)	10,272	10,951	11,925	8,081	7,602
Domestic banking offices (period end)	611	613	625	381	344

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

(2)	Includes Federal Home Loan Bank advances, subordinated notes, and other long-term debt.

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Net (loss) income less expense excluding amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

(6)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(7)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(8)	Tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(9)	Performance comparisons are affected by the Sky Financial Group, Inc. acquisition in 2007, and the Unizan Financial Corp. acquisition in 2006.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Huntington Bancshares Incorporated (we or our) is multi-state diversified regional bank holding company headquartered in Columbus, Ohio. We have more than 144 years of serving the financial needs of our customers. Through our subsidiaries, including our banking subsidiary, The Huntington National Bank (the Bank), we provide full-service commercial and consumer banking services, mortgage banking services, equipment leasing, investment management, trust services, brokerage services, customized insurance service program, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. We also offer retail and commercial financial services online at huntington.com; through our technologically advanced, 24-hour telephone bank; and through our network of over 1,300 ATMs. The Auto Finance and Dealer Services (AFDS) group offers automobile loans to consumers and commercial loans to automobile dealers within our six-state banking franchise area. Selected financial service activities are also conducted in other states including: Private Financial Group (PFG) offices in Florida, Massachusetts, and New York, and Mortgage Banking offices in Maryland and New Jersey. International banking services are available through the headquarters office in Columbus and a limited purpose office located in the Cayman Islands and another in Hong Kong.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the financial statements, notes, and other information contained in this report.

Our discussion is divided into key segments:

•	Introduction — Provides overview comments on important matters including risk factors, acquisitions, and other items. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations — Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items” section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital — Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Business Segment Discussion — Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•	Results for the Fourth Quarter — Provides a discussion of results for the 2009 fourth quarter compared with the 2008 fourth quarter.

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success and timing of other business strategies; (6) extended disruption of vital infrastructure; and (7) the nature, extent, and timing of governmental actions and reforms, including existing and potential future restrictions and limitations imposed in connection with the Troubled Asset Relief Program’s voluntary Capital Purchase Plan or otherwise under the Emergency Economic Stabilization Act of 2008. All forward-looking statements included in this release are based on information available at the time of the release. Huntington assumes no obligation to update any forward-looking statement.

All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

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

More information on risk is set forth under the heading “Risk Factors” included in Item 1A. Additional information regarding risk factors can also be found in the “Risk Management and Capital” discussion.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that differ from when those estimates were made. The most significant accounting estimates and their related application are discussed below. This analysis is included to emphasize that estimates are used in connection with the critical and other accounting policies and to illustrate the potential effect on the financial statements if the actual amount were different from the estimated amount.

Total Allowances for Credit Losses

The ACL is the sum of the ALLL and the allowance for unfunded loan commitments and letters of credit (AULC), and represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the ACL was determined by judgments regarding the quality of each individual loan portfolio and loan commitments. All known relevant internal and external factors that affected loan collectibility were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced throughout 2009. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

At December 31, 2009, the ACL was $1,531.4 million, or 4.16% of total loans and leases. To illustrate the potential effect on the financial statements of our estimates of the ACL, a 10 basis point increase would have required $36.8 million in additional reserves (funded by additional provision for credit losses), which would have negatively impacted 2009 net loss by approximately $23.9 million, or $0.04 per common share.

Additionally, in 2007, we established a specific reserve of $115.3 million associated with our loans to Franklin Credit Management Corporation (Franklin). At December 31, 2008, our specific ALLL for Franklin loans increased to $130.0 million. In 2009, as a result of our restructuring of the Franklin relationship, the specific ALLL for Franklin loans was eliminated. Refer to the “Franklin relationship” section located within the “Risk Management and Capital” section for additional discussion regarding the restructuring of the Franklin relationship.

Fair Value Measurements

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid/ask spreads, and where received quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly. When observable market prices do not exist, we estimate fair value primarily by using cash flow and other financial modeling methods. Our valuation methods consider factors such as liquidity and concentration concerns and, for the derivatives portfolio, counterparty credit risk. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Changes in these underlying factors, assumptions, or estimates in any of these areas could materially impact the amount of revenue or loss recorded.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include investment securities, loans held-for-sale, derivatives, mortgage servicing rights (MSRs), and trading account securities. At December 31, 2009, approximately $9.2 billion of our assets were recorded at fair value. In addition to the above mentioned ongoing fair value measurements, fair value is also the unit of measure for recording business combinations.

The Financial Accounting Standard Board’s (FASB) Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements”, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level 3 when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unoberservable.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.

The table below provides a description and the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 21 of the Notes to the Consolidated Financial Statements.

Table 2 — Fair Value Measurement of Financial Instruments

Financial Instrument(1)	Hierarchy	Valuation methodology

Mortgage loans held-for-sale	Level 2	Mortgage loans held-for-sale are estimated using security prices for similar product types.

Investment Securities & Trading Account Securities(2)	Level 1	Consist of U.S. Treasury and other federal agency securities, and money market mutual funds which generally have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed securities and municipal securities for which an active market is not available. Third-party pricing services provide a fair value estimate based upon trades of similar financial instruments.

Financial Instrument(1)	Hierarchy	Valuation methodology

	Level 3	Consist of asset-backed securities and certain private label CMOs, and residual interest in automobile securitizations, for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Mortgage Servicing Rights (MSRs)(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is based upon the final month-end valuation, which utilizes the month-end curve and prepayment assumptions.

Derivatives(4)	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which have quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters.

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determinination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Equity Investments(5)	Level 3	Consist of equity investments via equity funds (holding both private and publicly-traded equity securities), directly in companies as a minority interest investor, and directly in companies in conjunction with our mezzanine lending activities. These investments do not have readily observable prices. Fair value is based upon a variety of factors, including but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, and changes in market outlook.

(1)	Refer to Notes 1 and 21 of the Notes to the Consolidated Financial Statements for additional information.

(2)	Refer to Note 6 of the Notes to the Consolidated Financial Statements for additional information.

(3)	Refer to Note 7 of the Notes to the Consolidated Financial Statements for additional information.

(4)	Refer to Note 22 of the Notes to the Consolidated Financial Statements for additional information.

(5)	Certain equity investments are accounted for under the equity method and, therefore, are not subject to the fair value disclosure requirements.

INVESTMENT SECURITIES

(This section should be read in conjunction with the “Investment Securities Portfolio” discussion and Note 1 and Note 6 in the Notes to the Consolidated Financial Statements.)

Level 3 Analysis on Certain Securities Portfolios

Our Alt-A, CMO, and pooled-trust-preferred securities portfolios are classified as Level 3, and as such, the significant estimates used to determine the fair value of these securities have greater subjectivity. The Alt-A and CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis. These three segments, and the results of our impairment analysis for each segment, are discussed in further detail below:

Alt-A mortgage-backed / Private-label collateralized mortgage obligation (CMO) securities, represent securities collateralized by first-lien residential mortgage loans. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third-party specialist using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.

We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it is probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at December 31, 2009.

Our analysis indicated, as of December 31, 2009, a total of 5 Alt-A mortgage-backed securities and 8 private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 0.44% to 86.37% of their par value. These losses were projected to occur beginning anywhere from 7 months to as many as 8 years in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. As a result, during the 2009 fourth quarter, we recorded $2.6 million of credit other-than-temporary impairment (OTTI) in our Alt-A mortgage-backed securities portfolio and $3.0 million of credit OTTI in our private-label CMO securities portfolio. In 2009, a total of $12.2 million of credit OTTI was recorded in our Alt-A mortgage-backed securities portfolio, and $6.0 million of credit OTTI was recorded in our private label-CMO securities portfolio. These OTTI adjustments negatively impacted our earnings.

Pooled-trust-preferred securities, represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820, “Fair Value Measurements and Disclosures”.

The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current/near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers who are in default. The recovery assumptions on issuers who are deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will experience a loss of principal or interest on 12 securities; and as such, recorded credit OTTI of $11.4 million for one newly impaired and 11 previously impaired pooled-trust-

preferred securities in the 2009 fourth quarter. In 2009, $40.8 million of total OTTI was recorded for impairment of the pooled-trust-preferred securities. These OTTI adjustments negatively impacted our earnings.

Please refer to the “Investment Securities Portfolio” discussion and Note 1 and Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding OTTI.

Certain other assets and liabilities which are not financial instruments also involve fair value measurements. A description of these assets and liabilities, and the methodologies utilized to determine fair value are discussed below:

GOODWILL

Goodwill is tested for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For 2009, we performed interim evaluations of our goodwill balances at each quarter end, as well as our annual goodwill impairment assessment as of October 1.

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

Upon completion of Step 2, we determined that the Regional Banking and Insurance reporting units’ goodwill carrying values exceeded their implied fair values of goodwill by $2,573.8 million and $28.9 million, respectively. As a result, we recorded a noncash pretax impairment charge of $2,602.7 million in the 2009 first quarter. The impairment charge was included in noninterest expense and did not affect our regulatory and tangible capital ratios.

Other Interim and Annual Impairment Testing

While we recorded an impairment charge of $4.2 million in the 2009 second quarter related to the sale of a small payments-related business completed in July 2009, we concluded that no other goodwill impairment was required during the remainder of 2009.

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

Essentially, Regional Banking has been divided into the new segments of Retail and Business Banking, Commercial Banking, and Commercial Real Estate.

Each of these three new segments is considered a separate reporting unit. The remaining Regional Banking goodwill amount of $314.5 million was reallocated on a relative fair value basis at the end of the 2009 first quarter to Retail and Business Banking, Commercial Banking, and Commercial Real Estate resulting in goodwill balances to those reporting units of $309.5 million, $5.0 million and $0 respectively.

The Step 1 results of the annual impairment test indicated that the PFG and Insurance units passed by a substantial margin. The Retail and Business Banking unit also passed, however, only by a minimal amount. Through analysis, we were confident that had the Retail and Business Banking unit failed Step 1 at October 1, 2009, no additional goodwill impairment would have been recorded. The assumptions and methodologies utilized in the annual assessment were consistent with those used in the first quarter assessment as discussed above. Overall, fair values for the reporting units improved significantly due to improvements in market comparables compared with the 2009 first quarter.

Step 2 was required for only the Commercial Banking reporting unit as it was determined in Step 1 that its carrying value exceeded its fair value. Upon completion of Step 2, we determined that the Commercial Banking goodwill carrying value exceeded its implied fair value of goodwill; therefore, no goodwill impairment was recorded for this unit as of October 1. The most significant Step 2 adjustment was the 20% mark-to-fair-value discount on the loan portfolio.

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases or the liquidity discount on our loan portfolio improves significantly without a concurrent increase in market capitalization, we may be required to record additional goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the 2010 third quarter or prior to that, if any changes constitute a triggering event. It is not possible at this time to determine if any such future impairment loss would result, however, any such future impairment loss would be limited as the remaining goodwill balance was only $0.4 billion at December 31, 2009.

FRANKLIN LOANS RESTRUCTURING TRANSACTION

(This section should be read in conjunction with Note 5 of the Notes to the Consolidated Financial Statements).

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

In accordance with ASC 805, “Business Combinations”, we recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in our wholly-owned subsidiary, was equal to the fair value of the acquired 83% ownership right, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under ASC 805, and was recorded as a tax benefit in the 2009 first quarter.

PENSION

Pension plan assets consist of mutual funds and Huntington common stock. Investments are accounted for at cost on the trade date and are reported at fair value. Mutual funds are valued at quoted net asset value (NAV). Huntington common stock is traded on a national securities exchange and is valued at the last reported sales price.

The discount rate and expected return on plan assets used to determine the benefit obligation and pension expense for December 31, 2009, are both assumptions. Any deviation from these assumptions could cause actual results to change.

OTHER REAL ESTATE OWNED (OREO)

OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount, and are charged to noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At December 31, 2009, OREO totaled $140.1 million, representing a 14% increase compared with $122.5 million at December 31, 2008.

Income Taxes and Deferred Tax Assets

INCOME TAXES

The calculation of our provision for federal income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: Our income tax receivable represents the estimated amount currently due from the federal government, net of any reserve for potential audit issues, and is reported as a component of “accrued income and other assets” in our consolidated balance sheet; our deferred federal income tax asset or liability represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code.

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

From time to time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and/or results of operations. (See Note 19 of the Notes to the Consolidated Financial Statements.)

DEFERRED TAX ASSETS

At December 31, 2009, we had a net federal deferred tax asset of $480.5 million, and a net state deferred tax asset of $0.8 million. Based on our ability to offset the net deferred tax asset against taxable income in prior carryback years and the level of our forecast of future taxable income, there was no impairment of the deferred tax asset at December 31, 2009. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryback/carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired.

Recent Accounting Pronouncements and Developments

Note 3 to the Consolidated Financial Statements discusses new accounting pronouncements adopted during 2009 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Consolidated Financial Statements.

Acquisitions

Sky Financial Group, Inc. (Sky Financial)

The merger with Sky Financial was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. The impact of this acquisition was included in our consolidated results for the last six months of 2007. Additionally, in September 2007, Sky Bank and Sky Trust, National Association (Sky Trust), merged into the Bank and systems integration was completed. As a result, performance comparisons between 2008 and 2007 are affected.

As a result of this acquisition, we have a significant loan relationship with Franklin. This relationship is discussed in greater detail in the “Commercial Credit” and “Critical Accounting Policies and Use of Significant Estimates” sections of this report.

Unizan Financial Corp. (Unizan)

The merger with Unizan was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans and core deposits of $1.5 billion. The impact of this acquisition was included in our consolidated results for the last ten months of 2006.

Impact Methodology

For both the Sky Financial and Unizan acquisitions, comparisons of the reported results are impacted as follows:

•	Increased the absolute level of reported average balance sheet, revenue, expense, and the absolute level of certain credit quality results.

•	Increased the absolute level of reported noninterest expense items because of costs incurred as part of merger integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, occupancy expenses, and marketing expenses related to customer retention initiatives.

Given the significant impact of the mergers on reported results, we believe that an understanding of the impacts of each merger is necessary to understand better underlying performance trends. When comparing post-merger period results to premerger periods, we use the following terms when discussing financial performance:

•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent noninterest expenses primarily associated with merger integration activities, including severance expense for key executive personnel.

•	“Nonmerger-related” refers to performance not attributable to the merger, and includes “merger efficiencies”, which represent noninterest expense reductions realized as a result of the merger.

After completion of our mergers, we combine the acquired companies’ operations with ours, and do not monitor the subsequent individual results of the acquired companies. As a result, the following methodologies were implemented to estimate the approximate effect of the mergers used to determine “merger-related” impacts.

BALANCE SHEET ITEMS

Sky Financial

For average loans and leases, as well as total average deposits, Sky Financial’s balances as of June 30, 2007, adjusted for purchase accounting adjustments, and transfers of loans to loans held-for-sale, were used in the comparison. To estimate the impact on 2007 average balances, it was assumed that the June 30, 2007, balances, as adjusted, remained constant over time.

Unizan

For average loans and leases, as well as core average deposits, balances as of the acquisition date were pro-rated to the post-merger period being used in the comparison. For example, to estimate the impact on 2006 first quarter average balances, one-third of the closing date balance was used as those balances were in reported results for only one month of the quarter. Quarterly estimated impacts for the 2006 second, third, and fourth quarter results were developed using this same pro-rata methodology. Full-year 2006 estimated results represent the annual average of each quarter’s estimate. This methodology assumed acquired balances remained constant over time.

INCOME STATEMENT ITEMS

Sky Financial

Sky Financial’s actual results for the first six months of 2007, adjusted for the impact of unusual items and purchase accounting adjustments, were determined. This six-month adjusted amount was multiplied by two to estimate an annual impact. This methodology does not adjust for any market-related changes, or seasonal factors in Sky Financial’s 2007 six-month results. Nor does it consider any revenue or expense synergies realized since the merger date. The one exception to this methodology of holding the estimated annual impact constant relates to the amortization of intangibles expense where the amount is known and is therefore used.

Unizan

Unizan’s actual full-year 2005 results were used for pro-rating the impact on post-merger periods. For example, to estimate the 2006 first quarter impact of the merger on personnel costs, one-twelfth of Unizan’s full-year 2005 personnel costs was used. Full quarter and year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology. This results in an approximate impact since the methodology does not adjust for any unusual items or seasonal factors in Unizan’s 2005 reported results, or synergies realized since the merger date. The one exception to this methodology relates to the amortization of intangibles expense where the amount is known and is therefore used.

Certain tables and comments contained within our discussion and analysis provide detail of changes to reported results to quantify the estimated impact of the Sky Financial merger using this methodology.

Table 3 — Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2008			Change from 2007
	2009	Amount	Percent	2008	Amount	Percent	2007
(In thousands, except per share amounts)

Interest income	$2,238,142	$(560,180)	(20)%	$2,798,322	$55,359	2%	$2,742,963
Interest expense	813,855	(452,776)	(36)	1,266,631	(174,820)	(12)	1,441,451

Net interest income	1,424,287	(107,404)	(7)	1,531,691	230,179	18	1,301,512
Provision for credit losses	2,074,671	1,017,208	96	1,057,463	413,835	64	643,628

Net interest income after provision for credit losses	(650,384)	(1,124,612)	N.M.	474,228	(183,656)	(28)	657,884

Service charges on deposit accounts	302,799	(5,254)	(2)	308,053	53,860	21	254,193
Brokerage and insurance income	138,169	373	—	137,796	45,421	49	92,375
Mortgage banking income	112,298	103,304	N.M.	8,994	(20,810)	(70)	29,804
Trust services	103,639	(22,341)	(18)	125,980	4,562	4	121,418
Electronic banking	100,151	9,884	11	90,267	19,200	27	71,067
Bank owned life insurance income	54,872	96	—	54,776	4,921	10	49,855
Automobile operating lease income	51,810	11,959	30	39,851	32,041	N.M.	7,810
Securities (losses) gains	(10,249)	187,121	(95)	(197,370)	(167,632)	N.M.	(29,738)
Other	152,155	13,364	10	138,791	58,972	74	79,819

Total noninterest income	1,005,644	298,506	42	707,138	30,535	5	676,603

Personnel costs	700,482	(83,064)	(11)	783,546	96,718	14	686,828
Outside data processing and other services	148,095	17,869	14	130,226	1,000	1	129,226
Deposit and other insurance expense	113,830	91,393	N.M.	22,437	8,652	63	13,785
Net occupancy	105,273	(3,155)	(3)	108,428	9,055	9	99,373
OREO and foreclosure expense	93,899	60,444	N.M.	33,455	18,270	N.M.	15,185
Equipment	83,117	(10,848)	(12)	93,965	12,483	15	81,482
Professional services	76,366	26,753	54	49,613	12,223	33	37,390
Amortization of intangibles	68,307	(8,587)	(11)	76,894	31,743	70	45,151
Automobile operating lease expense	43,360	12,078	39	31,282	26,121	N.M.	5,161
Marketing	33,049	385	1	32,664	(13,379)	(29)	46,043
Telecommunications	23,979	(1,029)	(4)	25,008	506	2	24,502
Printing and supplies	15,480	(3,390)	(18)	18,870	619	3	18,251
Goodwill impairment	2,606,944	2,606,944	N.M.	—	—	—	—
Gain on early extinguishment of debt	(147,442)	(123,900)	N.M.	(23,542)	(15,484)	N.M.	(8,058)
Other	68,704	(25,824)	(27)	94,528	(22,997)	(20)	117,525

Total noninterest expense	4,033,443	2,556,069	N.M.	1,477,374	165,530	13	1,311,844

(Loss) Income before income taxes	(3,678,183)	(3,382,175)	N.M.	(296,008)	(318,651)	N.M.	22,643
(Benefit) provision for income taxes	(584,004)	(401,802)	N.M.	(182,202)	(129,676)	N.M.	(52,526)

Net (Loss) Income	(3,094,179)	(2,980,373)	N.M.	(113,806)	(188,975)	N.M.	75,169

Dividends on preferred shares	174,756	128,356	N.M.	46,400	46,400	N.M.	—

Net (loss) income applicable to common shares	$(3,268,935)	$(3,108,729)	N.M. %	$(160,206)	$(235,375)	N.M. %	$75,169

Average common shares — basic	532,802	166,647	46%	366,155	65,247	22%	300,908
Average common shares — diluted(2)	532,802	166,647	46	366,155	62,700	21	303,455
Per common share:
Net income — basic	$(6.14)	$(5.70)	N.M. %	$(0.44)	$(0.69)	N.M. %	$0.25
Net income — diluted	(6.14)	(5.70)	N.M.	(0.44)	(0.69)	N.M.	0.25
Cash dividends declared	0.0400	(0.62)	(94)	0.6625	(0.40)	(38)	1.0600
Revenue - fully-taxable equivalent (FTE)
Net interest income	$1,424,287	$(107,404)	(7)%	$1,531,691	$230,179	18%	$1,301,512
FTE adjustment	11,472	(8,746)	(43)	20,218	969	5	19,249

Net interest income(3)	1,435,759	(116,150)	(7)	1,551,909	231,148	18	1,320,761
Noninterest income	1,005,644	298,506	42	707,138	30,535	5	676,603

Total revenue(3)	$2,441,403	$182,356	8%	$2,259,047	$261,683	13%	$1,997,364

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Factors” for additional discussion regarding these key factors.

(2)	For the years ended December 31, 2009, and December 31, 2008, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the year.

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

DISCUSSION OF RESULTS OF OPERATIONS

This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion”.

Summary

2009 versus 2008

We reported a net loss of $3,094.2 million in 2009, representing a loss per common share of $6.14. These results compared unfavorably with a net loss of $113.8 million, or $0.44 per common share in 2008. Comparisons with the prior year were significantly impacted by $2,606.9 million of goodwill impairment charges in 2009, the issuance of 346.8 million new shares of common stock, an increase of $128.4 million in dividends on preferred shares, as well as other factors. These factors, including the goodwill impairment, are discussed later in the “Significant Items” section.

2009 was one of the most challenging years that we, and the entire banking industry, have faced, as we continued to be negatively impacted by the sustained economic weakness in our Midwest markets. The negative impacts were evident in several credit quality measures including increased nonaccrual loans (NALs), net charge-offs (NCOs), and provision for credit losses. Although there have been recent signs that the economic environment is stabilizing, it remains uncertain.

NCOs and provision levels increased substantially compared with 2008. The ACL as a percentage of total loans and leases increased to 4.16% at December 31, 2009, compared with 2.30% at December 31, 2008. At the beginning of 2009, a key objective was to better understand the risks in our credit portfolio in light of an economic outlook that showed increasing weakness. The implementation of enhanced portfolio management processes followed by a series of detailed portfolio reviews throughout the year as the economic environment continued to weaken, permitted us to identify and proactively address the risks in our loan portfolio. In late 2009, because we believed there would still not be any significant economic recovery in 2010, we reviewed our loan loss reserve assumptions. As a result of that review, we substantially strengthened our loan loss reserves during the fourth quarter. Specifically, our fourth quarter provision for credit losses was 43% of our total 2009 provision for credit losses of $2,074.7 million. Our provision for credit losses exceeded net charge-offs ($1,476.6 million) by $598.1 million. Going forward, we expect that the absolute level of the ACL, and the related provision expense, will decline as existing reserves address the continuing losses inherent in our portfolio.

NALs also significantly increased to $1,917.0 million, compared with $1,502.1 million at the prior year-end, reflecting increased NALs in our commercial real estate (CRE) portfolios, particularly the single family home builder and retail properties segments. Commercial and industrial (C&I) NALs also increased significantly, particularly the segments related to businesses that support residential development. In many cases, loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments, reflecting our proactive approach in identifying and classifying emerging problem credits. While NALs, as well as NCOs, are expected to remain higher than historical levels during 2010, we expect that the absolute levels will decline from 2009 levels. There was a 12% decline in nonperforming assets (NPAs) in the 2009 fourth quarter compared with the prior quarter, providing a basis of expectation for lower levels of NPAs and NCOs in 2010 compared with 2009.

At the beginning of 2009, we viewed our highest-risk loan portfolios to be Franklin, as well as the single family home builder and retail properties segments of our CRE portfolio. During 2009, we believe that we have substantially addressed the credit issues within our Franklin portfolio and our single family home builder portfolio segment, and we do not expect any additional material credit impact to these portfolios. However, the CRE portfolio remains stressed, particularly the retail properties segment. We continue to work with the borrowers in this segment to resolve the credit issues.

Another key objective for 2009 was to strengthen our capital position in order to withstand potential future credit losses should the economic environment continue to deteriorate. During 2009, we raised $1.7 billion of capital, including $1.3 billion of common equity. This increase in capital substantially strengthened all of our period-end capital ratios compared with the year-ago period. Our tangible-to-common equity (TCE) ratio increased to 5.92% from 4.04%, and our Tier 1 common equity ratio increased to 6.69% from 5.05%.

Our period-end liquidity position strengthened compared with the end of 2008 as average core deposits grew $2.9 billion, or 9%, thus reducing our reliance on noncore funding. Additionally, we anticipate continued growth in core deposits for 2010. Also, period-end total cash and due from banks was $1.5 billion, compared with $0.8 billion at the end of 2008, and our period-end unpledged investment securities increased $4.1 billion compared with the end of last year. We redeployed a portion of the cash generated from our capital raising actions and our core deposit growth into our investment securities portfolio during the current year. Our preference would be to use this cash to generate higher-margin loans; however, given the continued economic uncertainty, many of our customers, especially businesses, are waiting for further signs of economic recovery before borrowing funds.

Fully-taxable net interest income in 2009 declined $116.2 million, or 7%, compared with 2008. The decline primarily reflected a 14 basis point decline in the net interest margin, as well as a $1.7 billion, or 4%, decline in average earning assets that reflected a $2.3 billion, or 6%, decline in total average loans. We anticipate that the net interest margin will improve during 2010, and we anticipate that loan growth will be flat, or increase slightly, in 2010.

Noninterest income in 2009 increased $298.5 million, or 42%, compared with 2008. This increase consisted of a $187.1 million improvement in securities losses and a $57.3 million improvement in MSR valuation adjustments net of hedging. After adjusting for these items, overall noninterest income performance was mixed for the year. Electronic banking income increased $9.9 million, or 11%, including additional third-party processing fees, however, service charges on deposit accounts declined $5.3 million, or 2%, reflecting lower consumer nonsufficient funds and overdraft fees. We expect that fee income in 2010 will be flat, or decrease slightly, compared with 2009. Although we expect growth in trust services income, as well as brokerage and insurance revenue and capital market fees, that growth could be offset by declines in service charges on deposit accounts revenue related to lower nonsufficient funds and overdraft fees.

Noninterest expense in 2009 increased $2,556.1 million compared with 2008. This increase consisted of 2009 goodwill impairment charges totaling $2,606.9 million, partially offset by additional gains of $123.9 million related to the early extinguishment of debt. After adjusting for these items, noninterest expense increased $73.1 million. Primary contributors to the increase were a $91.4 million increase in deposit and other insurance expense, and a $60.4 million increase in OREO and foreclosure expense, representing higher levels of problem assets, as well as loss mitigation activities. These increases were partially offset by an $83.1 million, or 11%, decline in personnel costs, reflecting a decline in salaries, and lower benefits and commission expense. Full-time equivalent staff declined 6% from the comparable year-ago period. For 2010, expenses will remain well-controlled, but are expected to increase, reflecting investments in growth, and the implementation of key strategic initiatives.

2008 versus 2007

We reported a net loss of $113.8 million in 2008, representing a loss per common share of $0.44. These results compared unfavorably with net income of $75.2 million, or $0.25 per common share, in 2007. Comparisons with the prior year were significantly impacted by a number of factors that are discussed later in the “Significant Items” section.

During 2008, the primary focus within our industry continued to be credit quality. The economy deteriorated substantially throughout the year in our regions, and continued to put stress on our borrowers.

The largest setback to 2008 performance was the credit quality deterioration of the Franklin relationship that occurred in the 2008 fourth quarter resulting in a negative impact of $454.3 million, or $0.81 per common share. The loan restructuring associated with our relationship with Franklin, completed during the 2007 fourth quarter, continued to perform consistent with the terms of the restructuring agreement through the 2008 third quarter. However, cash flows that we received deteriorated significantly during the 2008 fourth quarter, reflecting a more severe than expected deterioration in the overall economy.

Non-Franklin-related NCOs and provision levels in 2008 increased substantially compared with 2007. During 2008, the non-Franklin-related ACL as a percentage of total loans and leases increased to 2.01% compared with 1.36% at the prior year-end. Non-Franklin-related NALs also significantly increased to $851.9 million, compared with $319.8 million at the prior year-end, reflecting increased NALs in our CRE loans, particularly the single family home builder and retail properties segments, and within our C&I portfolio related to businesses that support residential development.

Our year-end regulatory capital levels were strong. Our tangible equity ratio improved 264 basis points to 7.72% compared with the prior year-end, reflecting the benefits of a $0.6 billion preferred stock issuance in the 2008 second quarter and a $1.4 billion preferred stock issuance in the 2008 fourth quarter as a result of our participation in the Troubled Assets Relief Program (TARP) voluntary Capital Purchase Plan. However, our tangible common equity ratio declined 104 basis points compared with the prior year-end, and we believed that it was important that we begin rebuilding our common equity. To that end, we reduced our quarterly common stock dividend to $0.01 per common share, effective with the dividend declared on January 22, 2009. Our period-end liquidity position was sound, as we have conservatively managed our liquidity position at both the parent company and bank levels.

Fully-taxable net interest income in 2008 increased $231.1 million, or 18%, compared with 2007. The prior year reflected only six months of net interest income attributable to the acquisition of Sky Financial compared with twelve months for 2008. The Sky Financial acquisition added $13.3 billion of loans and $12.9 billion of deposits at July 1, 2007. There was good nonmerger-related growth in total average commercial loans, partially offset by a decline in total average residential mortgages reflecting the continued slowdown in the housing market, as well as loan sales. Fully-taxable net interest income in 2008 was negatively impacted by an 11 basis point decline in the net interest margin compared with 2007, primarily due to the interest accrual reversals resulting from loans being placed on nonaccrual status, as well as deposit pricing.

Noninterest income in 2008 increased $30.5 million, or 5%, compared with 2007. Comparisons with the prior year were affected by a $137.4 million increase resulting from the Sky Financial acquisition, partially offset by the $39.2 million net decline in MSR valuation and hedging activity. Other factors contributing to the increase included the positive impact of loan sales, and the gain resulting from the proceeds of the Visa® initial public offering (IPO) in 2008. Performance of the remaining components of noninterest income was generally favorable. Automobile operating lease income, brokerage and insurance income, and electronic banking income increased, however, trust services income declined reflecting the impact of lower market values on asset management revenues.

Expenses were well controlled, with our efficiency ratio improving to 57.0% in 2008 compared with 62.5% in 2007. Noninterest expense in 2008 increased $165.5 million, or 13%, compared with 2007. Comparisons with the prior year were affected by $208.1 million increase resulting from the Sky Financial acquisition, including the impact of restructuring and merger costs. Other factors contributing to the change in noninterest expense included positive impacts associated with the Visa® IPO, early extinguishment of debt, and litigation reserves. Performance of the remaining components of noninterest expense was mixed. OREO and foreclosure expense, as well as professional services expense, increased as the economy continued to weaken. Automobile operating lease expense and deposit and other insurance expense also increased. These increases are partially offset by a decline in personnel expense, as well as other expense categories, due to merger/restructuring efficiencies.

Significant Items

Definition of Significant Items

From time to time, revenue, expenses, or taxes, are impacted by items judged by us to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as “Significant Items”. Most often, these Significant Items result from factors originating outside the company; e.g., regulatory actions/assessments, windfall gains, changes in accounting principles, one-time tax assessments/refunds, etc. In other cases they may result from our decisions associated with significant corporate actions out of the ordinary course of business; e.g., merger/restructuring charges, recapitalization actions, goodwill impairment, etc.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not define a Significant Item. For example, changes in the provision for credit losses, gains/losses from investment activities, asset valuation writedowns, etc., reflect ordinary banking activities and are, therefore, typically excluded from consideration as a Significant Item.

We believe the disclosure of “Significant Items” in current and prior period results aids in better understanding our performance and trends to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance accordingly. To this end, we adopted a practice of listing “Significant Items” in our external disclosure documents (e.g., earnings press releases, investor presentations, Forms 10-Q and 10-K).

“Significant Items” for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2009, 2008, and 2007 were impacted by a number of significant items summarized below.

1. Goodwill Impairment.  The impacts of goodwill impairment on our reported results were as follows:

•	During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million ($4.88 per common share) pretax charge. (See “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section for additional information).

•	During the 2009 second quarter, a pretax goodwill impairment of $4.2 million ($0.01 per common share) was recorded relating to the sale of a small payments-related business in July 2009.

2. Sky Financial Acquisition.  The merger with Sky Financial was completed on July 1, 2007. The impacts of Sky Financial on the 2008 reported results compared with the 2007 reported results are as follows:

•	Increased the absolute level of reported average balance sheet, revenue, expense, and credit quality results (e.g., NCOs).

•	Increased reported noninterest expense items as a result of costs incurred as part of merger integration and post-merger restructuring activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $21.8 million ($0.04 per common share) in 2008 and $85.1 million ($0.18 per common share) in 2007.

3. Franklin Relationship.  Our relationship with Franklin was acquired in the Sky Financial acquisition. On March 31, 2009, we restructured our relationship with Franklin (see “Critical Accounting Policies and Use of Significant Estimates” section). Performance for 2009 included a nonrecurring net tax benefit of $159.9 million ($0.30 per common share) related to this restructuring. Also as a result of the restructuring, although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to write-down the acquired mortgages and OREO collateral to fair value.

4. Early Extinguishment of Debt.  The positive impacts relating to the early extinguishment of debt on our reported results were: $147.4 million ($0.18 per common share) in 2009, $23.5 million ($0.04 per common share) in 2008, and $8.1 million ($0.02 per common share) in 2008. These amounts were recorded to noninterest expense.

5. Preferred Stock Conversion.  During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.11 per common share for 2009. (See “Capital” discussion located within the “Risk Management and Capital” section for additional information.)

6. Visa®.  Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. In 2009, we sold our investment in Visa® stock. The impacts related to our Visa® stock ownership, and subsequent sale, for 2009, 2008, and 2007 are presented in the following table:

Table 4 — Visa® impacts

	2009		2008		2007
	Earnings	EPS	Earnings	EPS	Earnings	EPS
(In millions)

Gain related to sale of Visa® stock(1)	$31.4	$0.04	$25.1	$0.04	$—	$—
Visa® indemnification liability(2)	—	—	17.0	0.03	(24.9)	(0.05)

(1)	Pretax. Recorded to noninterest income, and represented a gain on the sale of ownership interest in Visa®. As part of the sale of our Visa® stock in 2009, we released $8.2 million, as of June 30, 2009, of the remaining indemnification liability. Concurrently, we established a swap liability associated with the conversion protection provided to the purchasers of the Visa® shares.

(2)	Pretax. Recorded to noninterest expense, and represented our pro-rata portion of an indemnification liability provided to Visa® by its member banks for various litigation filed against Visa®. Subsequently, in 2008, an escrow account was established by Visa® using a portion of the proceeds received from the IPO. This action resulted in a reversal of a portion of the liability as the escrow account reduced our potential exposure related to the indemnification.

7. Other Significant Items Influencing Earnings Performance Comparisons.  In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:

2009

•	$23.6 million ($0.03 per common share) negative impact due to a special Federal Deposit Insurance Corporation (FDIC) insurance premium assessment. This amount was recorded to noninterest expense.

•	$12.8 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance. Of this $12.8 million, $2.7 million related to the value of Visa® shares held.

2008

•	$20.4 million ($0.06 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance. Of this $20.4 million, $7.9 million related to the value of Visa® shares held.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 5 — Significant Items Influencing Earnings Performance Comparison (1)

	2009		2008		2007
	After-Tax	EPS	After-Tax	EPS	After-Tax	EPS
(In thousands)

Net income — GAAP	$(3,094,179)		$(113,806)		$75,169
Earnings per share, after-tax		$(6.14)		$(0.44)		$0.25
Change from prior year — $		(5.70)		(0.69)		(1.67)
Change from prior year — %		N.M. %		N.M. %		(87.0)%

Significant Items — Favorable (Unfavorable) Impact:	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)

Franklin relationship restructuring(4)	$159,895	$0.30	$—	$—	$—	$—
Net gain on early extinguishment of debt	147,442	0.18	23,542	0.04	8,058	0.02
Gain related to sale of Visa® stock	31,362	0.04	25,087	0.04	—	—
Deferred tax valuation allowance benefit(4)	12,847	0.02	20,357	0.06	—	—
Goodwill impairment	(2,606,944)	(4.89)	—	—	—	—
FDIC special assessment	(23,555)	(0.03)	—	—	—	—
Preferred stock conversion deemed dividend	—	(0.11)	—	—	—	—
Visa® indemnification liability	—	—	16,995	0.03	(24,870)	(0.05)
Merger/Restructuring costs	—	—	(21,830)	(0.04)	(85,084)	(0.18)

See Significant Factors Influencing Financial Performance

(1)	discussion.

(2)	Pretax unless otherwise noted.

(3)	Based upon the annual average outstanding diluted common shares.

(4)	After-tax.

Net Interest Income / Average Balance Sheet
 (This section should be read in conjunction with Significant Items 2 and 3.)

Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, direct financing leases, and securities), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Given the

“free” nature of noninterest-bearing sources of funds, the net interest margin is generally higher than the net interest spread. Both the net interest spread and net interest margin are presented on a fully-taxable equivalent basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 6 — Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)

	2009			2008
	Increase (Decrease) from			Increase (Decrease) from
	Previous Year Due to			Previous Year Due to
		Yield/			Yield/
Fully-Taxable Equivalent Basis(2)	Volume	Rate	Total	Volume	Rate	Total
(In millions)

Loans and direct financing leases	$(130.2)	$(371.3)	$(501.5)	$504.7	$(449.6)	$55.1
Investment securities	84.4	(86.3)	(1.9)	17.0	(16.2)	0.8
Other earning assets	(42.1)	(23.4)	(65.5)	19.1	(18.7)	0.4

Total interest income from earning assets	(87.9)	(481.0)	(568.9)	540.8	(484.5)	56.3

Deposits	16.5	(274.1)	(257.6)	206.8	(301.5)	(94.7)
Short-term borrowings	(16.6)	(23.3)	(39.9)	5.1	(55.6)	(50.5)
Federal Home Loan Bank advances	(45.3)	(49.6)	(94.9)	49.3	(44.1)	5.2
Subordinated notes and other long-term debt, including capital securities	9.8	(70.1)	(60.3)	22.3	(57.1)	(34.8)

Total interest expense of interest-bearing liabilities	(35.6)	(417.1)	(452.7)	283.5	(458.3)	(174.8)

Net interest income	$(52.3)	$(63.9)	$(116.2)	$257.3	$(26.2)	$231.1

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

2009 versus 2008

Fully-taxable equivalent net interest income for 2009 decreased $116.2 million, or 7%, from 2008. This reflected the unfavorable impact of a $1.7 billion, or 4%, decrease in average earning assets, which included a $2.3 billion decrease in average loans and leases. Also contributing to the decline in net interest income was a 14 basis point decline in the fully-taxable net interest margin to 3.11%, primarily due to the unfavorable impact of our stronger liquidity position and an increase in NALs.

The following table details the change in our reported loans and deposits:

Table 7 — Average Loans/Leases and Deposits — 2009 vs. 2008

	Twelve Months Ended
	December 31,		Change
	2009	2008	Amount	Percent
(In millions)

Loans/Leases
Commercial and industrial	$13,136	$13,588	$(452)	(3)%
Commercial real estate	9,156	9,732	(576)	(6)

Total commercial	22,292	23,320	(1,028)	(4)
Automobile loans and leases	3,546	4,527	(981)	(22)
Home equity	7,590	7,404	186	3
Residential mortgage	4,542	5,018	(476)	(9)
Other consumer	722	691	31	4

Total consumer	16,400	17,640	(1,240)	(7)

Total loans	$38,692	$40,960	$(2,268)	(6)%

Deposits
Demand deposits — noninterest-bearing	$6,057	$5,095	$962	19%
Demand deposits — interest-bearing	4,816	4,003	813	20
Money market deposits	7,216	6,093	1,123	18
Savings and other domestic time deposits	4,881	5,147	(266)	(5)
Core certificates of deposit	11,944	11,637	307	3

Total core deposits	34,914	31,975	2,939	9
Other deposits	4,475	5,861	(1,386)	(24)

Total deposits	$39,389	$37,836	$1,553	4%

The $2.3 billion, or 6%, decrease in average total loans and leases primarily reflected:

•	$1.0 billion, or 4%, decline in average total commercial loans. The decline in average CRE loans reflected our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of charge-offs and the 2009 reclassifications of CRE loans to C&I loans (see “Commercial Credit” section). The decline in average C&I loans reflected paydowns, the Franklin restructuring, and a reduction in the line-of-credit utilization in our automobile dealer floorplan exposure; partially offset by the 2009 reclassifications.

•	$1.0 billion, or 22%, decline in average automobile loans and leases due to the 2009 securitization of $1.0 billion of automobile loans, as well as the continued runoff of the automobile lease portfolio.

•	$0.5 billion, or 9%, decline in residential mortgages reflecting the impact of loan sales, as well as the continued refinance of portfolio loans. The majority of this refinance activity was fixed-rate loans, which we typically sell in the secondary market.

Partially offset by:

•	$0.2 billion, or 3%, increase in average home equity loans reflecting higher utilization of existing lines resulting from higher quality borrowers taking advantage of the current relatively lower interest rate environment, as well as a slowdown in runoff.

Total average investment securities increased $1.7 billion, or 38%, as the cash proceeds from core deposit growth and the capital actions initiated during 2009 were deployed. This increase was partially offset by a

$0.9 billion, or 87%, decline in trading account securities due to the reduction in the use of these securities to hedge MSRs.

The $1.6 billion, or 4%, increase in average total deposits reflected:

•	$2.9 billion, or 9%, growth in total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.

Partially offset by:

•	$1.4 billion, or 24%, decline in average noncore deposits, reflecting a managed decline in public fund deposits as well as planned efforts to reduce our reliance on noncore funding sources.

2008 versus 2007

Fully-taxable equivalent net interest income for 2008 increased $231.1 million, or 18%, from 2007. This reflected the favorable impact of a $8.4 billion, or 21%, increase in average earning assets, of which $7.8 billion represented an increase in average loans and leases, partially offset by a decrease in the fully-taxable net interest margin of 11 basis points to 3.25%. The increase to average earning assets, and to average loans and leases, was primarily merger-related.

The following table details the estimated merger-related impacts on our reported loans and deposits:

Table 8 — Average Loans/Leases and Deposits — Estimated Merger-Related Impacts — 2008 vs. 2007

	Twelve Months Ended				Change Attributable to:
	December 31,		Change		Merger-	Nonmerger-Related
	2008	2007	Amount	Percent	Related	Amount	Percent(1)
(In millions)

Loans/Leases
Commercial and industrial	$13,588	$10,636	$2,952	27.8%	$2,388	$564	4.3%
Commercial real estate	9,732	6,807	2,925	43.0	1,986	939	10.7

Total commercial	23,320	17,443	5,877	33.7	4,374	1,503	6.9
Automobile loans and leases	4,527	4,118	409	9.9	216	193	4.5
Home equity	7,404	6,173	1,231	19.9	1,193	38	0.5
Residential mortgage	5,018	4,939	79	1.6	556	(477)	(8.7)
Other consumer	691	529	162	30.6	72	90	15.0

Total consumer	17,640	15,759	1,881	11.9	2,037	(156)	(0.9)

Total loans	$40,960	$33,202	$7,758	23.4%	$6,411	$1,347	3.4%

Deposits
Demand deposits — noninterest-bearing	$5,095	$4,438	$657	14.8%	$915	$(258)	(4.8)%
Demand deposits — interest-bearing	4,003	3,129	874	27.9	730	144	3.7
Money market deposits	6,093	6,173	(80)	(1.3)	498	(578)	(8.7)
Savings and other domestic time deposits	5,147	4,242	905	21.3	1,297	(392)	(7.1)
Core certificates of deposit	11,637	8,206	3,431	41.8	2,315	1,116	10.6

Total core deposits	31,975	26,188	5,787	22.1	5,755	32	0.1
Other deposits	5,861	4,878	983	20.2	672	311	5.6

Total deposits	$37,836	$31,066	$6,770	21.8%	$6,427	$343	0.9%

(1)	Calculated as nonmerger-related / (prior period + merger-related).

The $1.3 billion, or 3%, nonmerger-related increase in average total loans and leases primarily reflected:

•	$1.5 billion, or 7%, growth in average total commercial loans, with growth reflected in both the C&I and CRE portfolios. The growth in CRE loans was primarily to existing borrowers with a focus on traditional income producing property types and was not related to the single family home builder segment. The growth in C&I loans reflected a combination of draws associated with existing commitments, new loans to existing borrowers, and some originations to new high quality borrowers.

Partially offset by:

•	$0.2 billion, or 1%, decline in total average consumer loans reflecting a $0.5 billion, or 9%, decline in residential mortgages due to loan sales, as well as the continued slowdown in the housing markets. This decrease was partially offset by a $0.2 billion, or 4%, increase in average automobile loans and leases reflecting higher automobile loan originations, although automobile loan origination volumes have declined throughout 2008 due to the industry wide decline in sales. Automobile lease origination volumes have also declined throughout 2008. During the 2008 fourth quarter, we exited the automobile leasing business.

Average other earning assets increased $0.7 billion, primarily reflecting the increase in average trading account securities. The increase in these assets reflected a change in our strategy to use trading account securities to hedge the change in fair value of our MSRs, however, the practice of hedging the change in fair value of our MSRs using on-balance sheet trading assets ceased at the end of 2008.

The $0.3 billion, or 1%, increase in average total deposits reflected growth in other deposits. These deposits were primarily other domestic time deposits of $250,000 or more reflecting increases in commercial and public fund deposits. Changes from the prior year also reflected customers transferring funds from lower rate to higher rate accounts such as certificates of deposit as short-term rates had fallen.

Table 9 — Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
		Change from 2008			Change from 2007
Fully-taxable equivalent basis(1)	2009	Amount	Percent	2008	Amount	Percent	2007
(In millions)

ASSETS
Interest-bearing deposits in banks	$361	$58	19.1%	$303	$43	16.5%	$260
Trading account securities	145	(945)	(86.7)	1,090	448	69.8	642
Federal funds sold and securities purchased under
resale agreement	10	(425)	(97.7)	435	(156)	(26.4)	591
Loans held for sale	582	166	39.9	416	54	14.9	362
Investment securities:
Taxable	6,101	2,223	57.3	3,878	225	6.2	3,653
Tax-exempt	214	(491)	(69.6)	705	59	9.1	646

Total investment securities	6,315	1,732	37.8	4,583	284	6.6	4,299
Loans and leases:(3)
Commercial:
Commercial and industrial	13,136	(452)	(3.3)	13,588	2,952	27.8	10,636
Construction	1,858	(203)	(9.8)	2,061	528	34.4	1,533
Commercial	7,298	(373)	(4.9)	7,671	2,397	45.4	5,274

Commercial real estate	9,156	(576)	(5.9)	9,732	2,925	43.0	6,807

Total commercial	22,292	(1,028)	(4.4)	23,320	5,877	33.7	17,443

Consumer:
Automobile loans	3,157	(519)	(14.1)	3,676	1,043	39.6	2,633
Automobile leases	389	(462)	(54.3)	851	(634)	(42.7)	1,485

Automobile loans and leases	3,546	(981)	(21.7)	4,527	409	9.9	4,118
Home equity	7,590	186	2.5	7,404	1,231	19.9	6,173
Residential mortgage	4,542	(476)	(9.5)	5,018	79	1.6	4,939
Other loans	722	31	4.5	691	162	30.6	529

Total consumer	16,400	(1,240)	(7.0)	17,640	1,881	11.9	15,759

Total loans and leases	38,692	(2,268)	(5.5)	40,960	7,758	23.4	33,202
Allowance for loan and lease losses	(956)	(261)	37.6	(695)	(313)	81.9	(382)

Net loans and leases	37,736	(2,529)	(6.3)	40,265	7,445	22.7	32,820

Total earning assets	46,105	(1,682)	(3.5)	47,787	8,431	21.4	39,356

Automobile operating lease assets	218	38	21.1	180	163	N.M.	17
Cash and due from banks	2,132	1,174	N.M.	958	28	3.0	930
Intangible assets	1,402	(2,044)	(59.3)	3,446	1,427	70.7	2,019
All other assets	3,539	294	9.1	3,245	473	17.1	2,772

Total Assets	$52,440	$(2,481)	(4.5)%	$54,921	$10,209	22.8%	$44,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$6,057	$962	18.9%	$5,095	$657	14.8%	$4,438
Demand deposits — interest-bearing	4,816	813	20.3	4,003	874	27.9	3,129
Money market deposits	7,216	1,123	18.4	6,093	(80)	(1.3)	6,173
Savings and other domestic time deposits	4,881	(266)	(5.2)	5,147	905	21.3	4,242
Core certificates of deposit	11,944	307	2.6	11,637	3,431	41.8	8,206

Total core deposits	34,914	2,939	9.2	31,975	5,787	22.1	26,188
Other domestic time deposits of $250,000 or more	841	(802)	(48.8)	1,643	645	64.6	998
Brokered time deposits and negotiable CDs	3,147	(96)	(3.0)	3,243	4	0.1	3,239
Deposits in foreign offices	487	(488)	(50.1)	975	334	52.1	641

Total deposits	39,389	1,553	4.1	37,836	6,770	21.8	31,066
Short-term borrowings	933	(1,441)	(60.7)	2,374	129	5.7	2,245
Federal Home Loan Bank advances	1,236	(2,045)	(62.3)	3,281	1,254	61.9	2,027
Subordinated notes and other long-term debt	4,321	227	5.5	4,094	406	11.0	3,688

Total interest-bearing liabilities	39,822	(2,668)	(6.3)	42,490	7,902	22.8	34,588

All other liabilities	6,831	796	13	6,035	544	10	5,491
Shareholders’ equity	5,787	(609)	(9.5)	6,396	1,763	38.1	4,633

Total Liabilities and Shareholders’ Equity	$52,440	$(2,481)	(4.5)%	$54,921	$10,209	22.8%	$44,712

Continued

Table 9 — Consolidated Average Balance Sheet and Net Interest Margin Analysis Continued

	Interest Income / Expense			Average Rate(2)
Fully-taxable equivalent basis(1)	2009	2008	2007	2009	2008	2007
(In millions)

ASSETS
Interest-bearing deposits in banks	$1.1	$7.7	$12.5	0.32%	2.53%	4.80%
Trading account securities	4.3	57.5	37.5	2.99	5.28	5.84
Federal funds sold and securities purchased under
resale agreement	0.1	10.7	29.9	0.13	2.46	5.05
Loans held for sale	30.0	25.0	20.6	5.15	6.01	5.69
Investment securities:
Taxable	250.0	217.9	221.9	4.10	5.62	6.07
Tax-exempt	14.2	48.2	43.4	6.68	6.83	6.72

Total investment securities	264.2	266.1	265.3	4.18	5.81	6.17
Loans and leases:(3)
Commercial:
Commercial and industrial	664.6	770.2	791.0	5.06	5.67	7.44
Commercial real estate
Construction	50.8	104.2	119.4	2.74	5.05	7.80
Commercial	262.3	430.1	395.8	3.59	5.61	7.50

Commercial real estate	313.1	534.3	515.2	3.42	5.49	7.57

Total commercial	977.7	1,304.5	1,306.2	4.39	5.59	7.49

Consumer:
Automobile loans	228.5	263.4	188.7	7.24	7.17	7.17
Automobile leases	24.1	48.1	80.3	6.18	5.65	5.41

Automobile loans and leases	252.6	311.5	269.0	7.12	6.88	6.53
Home equity	426.2	475.2	479.8	5.62	6.42	7.77
Residential mortgage	237.4	292.4	285.9	5.23	5.83	5.79
Other loans	56.1	68.0	55.5	7.78	9.85	10.51

Total consumer	972.3	1,147.1	1,090.2	5.93	6.50	6.92

Total loans and leases	1,950.0	2,451.6	2,396.4	5.04	5.99	7.22

Total earning assets	$2,249.7	$2,818.6	$2,762.2	4.88%	5.90%	7.02%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits — interest-bearing	9.5	22.2	40.3	0.20	0.55	1.29
Money market deposits	83.6	117.5	232.5	1.16	1.93	3.77
Savings and other domestic time deposits	66.8	100.3	109.0	1.37	1.88	2.40
Core certificates of deposit	409.4	495.7	397.7	3.43	4.27	4.85

Total core deposits	569.3	735.7	779.5	1.97	2.73	3.55
Other domestic time deposits of $250,000 or more	20.8	62.1	51.0	2.48	3.76	5.08
Brokered time deposits and negotiable CDs	83.1	118.8	175.4	2.64	3.66	5.41
Deposits in foreign offices	0.9	15.2	20.5	0.19	1.56	3.19

Total deposits	674.1	931.8	1,026.4	2.02	2.85	3.85
Short-term borrowings	2.4	42.3	92.8	0.25	1.78	4.13
Federal Home Loan Bank advances	12.9	107.8	102.6	1.04	3.29	5.06
Subordinated notes and other long-term debt	124.5	184.8	219.6	2.88	4.51	5.96

Total interest-bearing liabilities	813.9	1,266.7	1,441.4	2.04	2.98	4.17

Net interest income	$1,435.8	$1,551.9	$1,320.8

Net interest rate spread				2.84	2.92	2.85
Impact of noninterest-bearing funds on margin				0.27	0.33	0.51

Net Interest Margin				3.11%	3.25%	3.36%

N.M., not a meaningful value.

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Items 2 and 3 and the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.

The provision for credit losses in 2009 was $2,074.7 million, up $1,017.2 million from 2008, and exceeded NCOs by $598.1 million. The increase in 2009 from 2008 primarily reflected the continued economic weakness across all our regions and all our loan portfolios, although our commercial loan portfolios were the most affected.

The provision for credit losses in 2008 was $1,057.5 million, up from $643.6 million in 2007, and reflected $27.2 million of higher provision related to Franklin ($438.0 million in 2008 compared with $410.8 million in 2007). The remaining increase in 2008 from 2007 primarily reflected the continued economic weakness across all our regions and within the single family home builder segment of our CRE portfolio.

The following table details the Franklin-related impact to the provision for credit losses for each of the past three years.

Table 10 — Provision for Credit Losses — Franklin-Related Impact

	2009	2008	2007
(In millions)

Provision for credit losses
Franklin	$(14.1)	$438.0	$410.8
Non-Franklin	2,088.8	619.5	232.8

Total	$2,074.7	$1,057.5	$643.6

Total net charge-offs (recoveries)
Franklin	$115.9	$423.3	$308.5
Non-Franklin	1,360.7	334.8	169.1

Total	$1,476.6	$758.1	$477.6

Provision for credit losses in excess of net charge-offs
Franklin	$(130.0)	$14.7	$102.3
Non-Franklin	728.1	284.8	63.7

Total	$598.1	$299.4	$166.0

Noninterest Income
(This section should be read in conjunction with Significant Items 2 and 6.)

The following table reflects noninterest income for the three years ended December 31, 2009:

Table 11 — Noninterest Income

	Twelve Months Ended December 31,
		Change from 2008			Change from 2007
	2009	Amount	Percent	2008	Amount	Percent	2007
(In thousands)

Service charges on deposit accounts	$302,799	$(5,254)	(2)%	$308,053	$53,860	21%	$254,193
Brokerage and insurance income	138,169	373	—	137,796	45,421	49	92,375
Mortgage banking income	112,298	103,304	N.M.	8,994	(20,810)	(70)	29,804
Trust services	103,639	(22,341)	(18)	125,980	4,562	4	121,418
Electronic banking	100,151	9,884	11	90,267	19,200	27	71,067
Bank owned life insurance income	54,872	96	—	54,776	4,921	10	49,855
Automobile operating lease income	51,810	11,959	30	39,851	32,041	N.M.	7,810
Securities losses	(10,249)	187,121	(95)	(197,370)	(167,632)	N.M.	(29,738)
Other income	152,155	13,364	10	138,791	58,972	74	79,819

Total noninterest income	$1,005,644	$298,506	42%	$707,138	$30,535	5%	$676,603

N.M., not a meaningful value.

The following table details mortgage banking income and the net impact of MSR hedging activity for the three years ended December 31, 2009:

Table 12 — Mortgage Banking Income

	Twelve Months Ended December 31,
		Change from 2008			Change from 2007
	2009	Amount	Percent	2008	Amount	Percent	2007
(In thousands)

Mortgage Banking Income
Origination and secondary marketing	$94,711	$57,454	N.M. %	$37,257	$11,292	44%	$25,965
Servicing fees	48,494	2,936	6	45,558	9,546	27	36,012
Amortization of capitalized servicing(1)	(47,571)	(20,937)	79	(26,634)	(6,047)	29	(20,587)
Other mortgage banking income	23,360	6,592	39	16,768	3,570	27	13,198

Sub-total	118,994	46,045	63	72,949	18,361	34	54,588
MSR valuation adjustment(1)	34,305	86,973	N.M.	(52,668)	(36,537)	N.M.	(16,131)
Net trading losses related to MSR hedging	(41,001)	(29,714)	N.M.	(11,287)	(2,634)	30	(8,653)

Total mortgage banking income	$112,298	$103,304	N.M. %	$8,994	$(20,810)	(70)%	$29,804

Mortgage originations	$5,262	$1,489	39%	$3,773	$280	8%	$3,493
Average trading account securities used to hedge MSRs (in millions)	70	(961)	(93)	1,031	437	74	594
Capitalized mortgage servicing rights(2)	214,592	47,154	28	167,438	(40,456)	(20)	207,894
Total mortgages serviced for others (in millions)(2)	16,010	256	2	15,754	666	4	15,088
MSR% of investor servicing portfolio	1.34%	0.28	26%	1.06%	(0.32)	(23)%	1.38%

Net Impact of MSR Hedging
MSR valuation adjustment(1)	$34,305	$86,973	N.M. %	$(52,668)	$(36,537)	N.M. %	$(16,131)
Net trading losses related to MSR hedging	(41,001)	(29,714)	N.M.	(11,287)	(2,634)	30	(8,653)
Net interest income related to MSR hedging	2,999	(30,140)	(91)	33,139	27,342	N.M.	5,797

Net impact of MSR hedging	$(3,697)	$27,119	(88)%	$(30,816)	$(11,829)	62%	$(18,987)

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.

2009 versus 2008

As shown in Table 11, noninterest income increased $298.5 million, or 42%, from the year-ago period, primarily reflecting:

•	$103.3 million increase in mortgage banking income, reflecting a $57.5 million increase in origination and secondary marketing income as loans sales and loan originations were substantially higher, and a $57.3 million improvement in MSR hedging (see Table 12).

•	$187.1 million, or 95%, improvement in securities losses as 2008 included $197.1 million of OTTI adjustments compared with $59.0 million in 2009.

•	$12.0 million, or 30%, increase in automobile operating lease income, reflecting a 21% increase in average operating lease balances as lease originations since the 2007 fourth quarter were recorded as operating leases. However, during the 2008 fourth quarter, we exited the automobile leasing business.

•	$13.4 million, or 10%, increase in other income, reflecting the net impact of a $22.4 million change in the fair value of derivatives that did not qualify for hedge accounting, partially offset by a $4.7 million decline in mezzanine lending income and a $4.1 million decline in customer derivatives income.

•	$9.9 million, or 11%, increase in electronic banking, reflecting increased transaction volumes and additional third-party processing fees.

Partially offset by:

•	$22.3 million, or 18%, decline in trust services income, reflecting the impact of reduced market values on asset management revenues, as well as lower yields on proprietary money market funds.

2008 versus 2007

Noninterest income increased $30.5 million, or 5%, from the year-ago period.

Table 13 — Noninterest Income — Estimated Merger-Related Impact — 2008 vs. 2007

	Tweleve Months Ended				Change attributable to:
	December 31,		Change			Other
	2008	2007	Amount	Percent	Merger-Related	Amount	Percent(1)
(In thousands)

Service charges on deposit accounts	$308,053	$254,193	$53,860	21%	$48,220	$5,640	2%
Brokerage and insurance income	137,796	92,375	45,421	49	34,122	11,299	9
Mortgage banking income	8,994	29,804	(20,810)	(70)	12,512	(33,322)	(79)
Trust services	125,980	121,418	4,562	4	14,018	(9,456)	(7)
Electronic banking	90,267	71,067	19,200	27	11,600	7,600	9
Bank owned life insurance income	54,776	49,855	4,921	10	3,614	1,307	2
Automobile operating lease income	39,851	7,810	32,041	410	—	32,041	N.M.
Securities losses	(197,370)	(29,738)	(167,632)	564	566	(168,198)	N.M.
Other income	138,791	79,819	58,972	74	12,780	46,192	50

Total noninterest income	$707,138	$676,603	$30,535	5%	$137,432	$(106,897)	(13)%

(1)	Calculated as other / (prior period + merger-related)

The $30.5 million, or 5%, increase from 2007 reflected $137.4 million of merger-related impacts. Nonmerger-related noninterest income declined $106.9 million, reflecting:

•	$168.2 million negative impact relating to securities losses, primarily reflecting OTTI adjustments in 2008 of $197.1 million, compared with $43.1 million of OTTI adjustments in 2007.

•	$33.3 million, or 79%, decline in mortgage banking income primarily reflecting the negative impact in MSR valuation, net of hedging.

•	$9.5 million, or 7%, decline in trust services income reflecting the impact of lower market values on asset management revenues.

Partially offset by:

•	$46.2 million, or 50%, increase in other noninterest income, primarily reflecting: (a) $26.8 million positive impact on losses on loan sales, (b) $25.1 million gain in 2008 resulting from the proceeds of the Visa® IPO, and (c) $14.1 million improvement in equity investment losses. These positive impacts were partially offset by: (a) $7.3 million of interest rate swap losses in 2008, (b) $7.1 million decline in customer derivatives revenue, and (c) $5.9 million venture capital loss in 2008.

•	$32.0 million increase in automobile operating lease income as all leases originated since the 2007 fourth quarter were recorded as operating leases. During the 2008 fourth quarter, we exited the automobile leasing business.

•	$11.3 million, or 9%, increase in brokerage and insurance income reflecting growth in annuity sales and the 2007 fourth quarter acquisition of an insurance company.

•	$7.6 million, or 9%, increase in electronic banking income reflecting increased debit card transaction volumes.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 2, 3, 4, 6, and 7.)

The following table reflects noninterest expense for the three years ended December 31, 2009:

Table 14 — Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2008			Change from 2007
	2009	Amount	Percent	2008	Amount	Percent	2007
(In thousands)

Personnel costs	$700,482	$(83,064)	(11)%	$783,546	$96,718	14%	$686,828
Outside data processing and other services	148,095	17,869	14	130,226	1,000	1	129,226
Deposit and other insurance expense	113,830	91,393	N.M.	22,437	8,652	63	13,785
Net occupancy	105,273	(3,155)	(3)	108,428	9,055	9	99,373
OREO and foreclosure expense	93,899	60,444	N.M.	33,455	18,270	N.M.	15,185
Equipment	83,117	(10,848)	(12)	93,965	12,483	15	81,482
Professional services	76,366	26,753	54	49,613	12,223	33	37,390
Amortization of intangibles	68,307	(8,587)	(11)	76,894	31,743	70	45,151
Automobile operating lease expense	43,360	12,078	39	31,282	26,121	N.M.	5,161
Marketing	33,049	385	1	32,664	(13,379)	(29)	46,043
Telecommunications	23,979	(1,029)	(4)	25,008	506	2	24,502
Printing and supplies	15,480	(3,390)	(18)	18,870	619	3	18,251
Goodwill impairment	2,606,944	2,606,944	N.M.	—	—	—	—
Gain on early extinguishment of debt	(147,442)	(123,900)	N.M.	(23,542)	(15,484)	N.M.	(8,058)
Other	68,704	(25,824)	(27)	94,528	(22,997)	(20)	117,525

Total noninterest expense	$4,033,443	$2,556,069	N.M. %	$1,477,374	$165,530	13%	$1,311,844

N.M., not a meaningful value.

2009 versus 2008

As shown in the above table, noninterest expense increased $2,556.1 million from the year-ago period, and primarily reflected:

•	$2,606.9 million of goodwill impairment recorded in 2009. The majority of the goodwill impairment, $2,602.7 million, was recorded during the 2009 first quarter. The remaining $4.2 million of goodwill impairment was recorded in the 2009 second quarter, and was related to the sale of a small payments-related business in July 2009. (See “Goodwill” discussion located within the Critical Account Policies and Use of Significant Estimates” for additional information).

•	$91.4 million increase in deposit and other insurance expense. This increase was comprised of two components: (a) $23.6 million FDIC special assessment during the 2009 second quarter, and (b) $67.8 million increase related to our 2008 FDIC assessments being significantly reduced by a nonrecurring deposit assessment credit provided by the FDIC that was depleted during the 2008 fourth quarter. This deposit insurance credit offset substantially all of our assessment in 2008. Higher levels of deposits also contributed to the increase.

•	$60.4 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities.

•	$26.8 million, or 54%, increase in professional services, reflecting higher consulting and collection-related expenses.

•	$17.9 million, or 14%, increase in outside data processing and other services, primarily reflecting portfolio servicing fees paid to Franklin resulting from the 2009 first quarter restructuring of this relationship.

•	$12.1 million, or 39%, increase in automobile operating lease expense, primarily reflecting a 21% increase in average operating leases. However, as previously discussed, we exited the automobile leasing business during the 2008 fourth quarter.

Partially offset by:

•	$123.9 million positive impact related to gains on early extinguishment of debt.

•	$83.1 million, or 11%, decline in personnel expense, reflecting a decline in salaries, and lower benefits and commission expense. Full-time equivalent staff declined 6% from the comparable year-ago period.

•	$25.8 million, or 27%, decline in other noninterest expense primarily reflecting lower automobile lease residual value expense as used vehicle prices improved.

•	$10.8 million, or 12%, decline in equipment costs, reflecting lower depreciation costs, as well as lower repair and maintenance costs.

2008 versus 2007

Noninterest expense increased $165.5 million, or 13%, from 2007.

Table 15 — Noninterest Expense — Estimated Merger-Related Impact — 2008 vs. 2007

	Tweleve Months Ended				Change attributable to:
	December 31,		Change		Merger-	Merger	Other
	2008	2007	Amount	Percent	Related	Restructuring	$	%(1)
(In thousands)

Personnel costs	$783,546	$686,828	$96,718	14%	$136,500	$(17,633)	$(22,149)	(3)%
Outside data processing and other services	130,226	129,226	1,000	1	24,524	(16,017)	(7,507)	(5)
Deposit and other insurance expense	22,437	13,785	8,652	63	808	—	7,844	54
Net occupancy	108,428	99,373	9,055	9	20,368	(6,487)	(4,826)	(4)
OREO and foreclosure expense	33,455	15,185	18,270	N.M.	2,592	—	15,678	88
Equipment	93,965	81,482	12,483	15	9,598	942	1,943	2
Professional services	49,613	37,390	12,223	33	5,414	(6,399)	13,208	36
Amortization of intangibles	76,894	45,151	31,743	70	32,962	—	(1,219)	(2)
Automobile operating lease expense	31,282	5,161	26,121	N.M.	—	—	26,121	N.M.
Marketing	32,664	46,043	(13,379)	(29)	8,722	(13,410)	(8,691)	(21)
Telecommunications	25,008	24,502	506	2	4,448	(550)	(3,392)	(12)
Printing and supplies	18,870	18,251	619	3	2,748	(1,433)	(696)	(4)
Gain on early extinguishment of debt	(23,542)	(8,058)	(15,484)	N.M.	—	—	(15,484)	N.M.
Other expense	94,528	117,525	(22,997)	(20)	22,696	(2,267)	(43,426)	(31)

Total noninterest expense	$1,477,374	$1,311,844	$165,530	13%	$271,380	$(63,254)	$(42,596)	(3)%

(1)	Calculated as other / (prior period + merger-related)

As shown in the table above, $271.4 million of the $165.5 million increase in noninterest expense pertained to merger-related expenses, partially offset by $63.3 million of lower merger/restructuring costs. After adjusting for these merger-related impacts, noninterest expense declined $42.6 million, reflecting:

•	$43.4 million decline in other noninterest expense, primarily reflecting: (a) $41.9 million positive impact related to the recording of an indemnification liability in 2007, and partial reversal in 2008, regarding various litigations filed against Visa®, (b) the positive impact of no material increases to litigation reserves in 2008, compared with $10.8 million of such increases in 2007. These positive impacts were partially offset by a $4.0 million charge-off of a receivable in 2008.

•	$22.1 million, or 3%, decline in personnel expense reflecting the benefit of merger and restructuring efficiencies.

•	$15.5 million positive impact relating to gains on early extinguishment of debt.

•	$8.7 million, or 21%, decline in marketing expense.

•	$7.6 million, or 6%, decline in outside data processing and other services reflecting merger efficiencies.

Partially offset by:

•	$26.1 million increase in automobile operating lease expense as all leases originated since the 2007 fourth quarter were recorded as operating leases. During the 2008 fourth quarter, we exited the automobile leasing business.

•	$15.7 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets.

•	$13.2 million, or 36%, increase in professional services, reflecting increased legal and collection costs.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 1, 2, 3 and 7.)

The provision for income taxes was a benefit of $584.0 million for 2009 compared with a benefit of $182.2 million in 2008 and a benefit of $52.5 million in 2007. The tax benefit in all years includes the benefits from tax-exempt income, tax-advantaged investments and general business credits. The tax benefit in 2009 was impacted by the pretax loss combined with the favorable impacts of the Franklin restructuring (see “Franklin Loans Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information) and the reduction of the capital loss valuation reserve, offset by the nondeductible portion of the goodwill impairment (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information and Note 19 to the Notes to the Financial Statements).

During 2008, the Internal Revenue Service (IRS) completed the audit of our consolidated federal income tax returns for tax years 2004 and 2005. In 2009, the IRS began the audit of our consolidated federal income tax returns for tax years 2006 and 2007. In addition, we are subject to ongoing tax examinations in various state and local jurisdictions. Both the IRS and state tax officials have proposed adjustments to our previously filed tax returns. We believe that our tax positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

RISK MANAGEMENT AND CAPITAL

Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. Credit risk is the risk of loss due to adverse changes in the borrower’s ability to meet its financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. Operational risk arises from the inherent day-to-day operations of the company that could result in losses due to human error, inadequate or failed internal systems and controls, and external events.

We follow a formal policy to identify, measure, and document the key risks facing the company. The policy outlines how those identified risks can be controlled or mitigated and how we monitor the controls to ensure that they are effective. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the company. Potential risk concerns are shared with the board of directors, as appropriate. Our internal audit department performs ongoing independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee of the board of directors.

Some of the more significant processes used to manage and control credit, market, liquidity, and operational risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of loss due to our counterparties not being able to meet their financial obligations under agreed upon terms. We are subject to credit risk in our lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment and derivatives activities. Credit risk is incidental to trading activities and represents a significant risk that is associated with our investment securities portfolio (see “Investment Securities Portfolio” discussion). Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification.

The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is monitored and regularly updated. Concentration risk is managed via limits on loan type, geography, industry, and loan quality factors. We continue to focus predominantly on extending credit to retail and commercial customers with existing or expandable relationships within our primary banking markets. We continue to add new borrowers that meet our targeted risk and profitability profile.

The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to appropriately assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they do occur, and to provide for effective problem asset management and resolution.

Credit Exposure Mix

As shown in the following table, at December 31, 2009, commercial loans totaled $20.6 billion, and represented 56% of our total credit exposure. Our commercial loan portfolio is diversified along product type, size, and geography within our footprint, and is comprised of the following (see “Commercial Credit” discussion):

Commercial and Industrial (C&I) loans — C&I loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The vast majority of these borrowers are commercial customers doing business within our geographic regions. C&I loans are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the underwriting process, which focuses on cash flow from operations to repay the debt. The sale of the real estate is not considered either a primary or secondary repayment source for the loan.

Commercial real estate (CRE) loans — CRE loans consist of loans for income producing real estate properties and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow substantially in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE loans — Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, condominiums), office, and warehouse product types. Generally, these loans are for construction projects that have been presold, preleased, or otherwise have secured permanent financing, as well as loans to real estate companies that have significant equity invested in each project. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans were $16.2 billion at December 31, 2009, and represented 44% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).

Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses.

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

Automobile loans/leases — Automobile loans/leases is primarily comprised of loans made through automotive dealerships, and includes exposure in several out-of-market states. However, no out-of-market state represented more than 10% of our total automobile loan and lease portfolio, and we expect to see relatively rapid reductions in these exposures as we ceased automobile loan originations in out-of-market states during the 2009 first quarter. Our automobile lease portfolio will continue to decline as we exited the automobile leasing business during the 2008 fourth quarter.

Table 16 — Loan and Lease Portfolio Composition

	At December 31,
	2009		2008		2007		2006		2005
(In millions)

Commercial(1)
Commercial and industrial	$12,888	35%	$12,891	31%	$11,939	30%	$7,850	30%	$6,809	28%
Franklin	—	—	650	2	1,187	3	—	—	—	—
Construction	1,469	4	2,080	5	1,962	5	1,229	5	1,538	6
Commercial	6,220	17	8,018	19	7,221	18	3,275	13	2,498	10

Total commercial real estate	7,689	21	10,098	24	9,183	23	4,504	18	4,036	16

Total commercial	20,577	56	23,639	57	22,309	56	12,354	48	10,845	44

Consumer:
Automobile loans	3,144	9	3,901	9	3,114	8	2,126	8	1,985	8
Automobile leases	246	1	563	1	1,180	3	1,769	7	2,289	9
Home equity	7,563	20	7,557	18	7,290	18	4,927	19	4,763	19
Residential mortgage	4,510	12	4,761	12	5,447	14	4,549	17	4,193	17
Other loans	751	1	671	2	715	1	428	1	397	2

Total consumer	16,214	43	17,453	42	17,746	44	13,799	52	13,627	55

Total loans and direct financing leases	36,791	99	41,092	99	40,055	100	26,153	100	24,472	99

Automobile operating lease assets	193	1	243	1	68	—	28	—	189	1

Total credit exposure	$36,984	100%	$41,335	100%	$40,123	100%	$26,181	100%	$24,661	100%

Total automobile exposure(2)	$3,583	10%	$4,707	11%	$4,362	11%	$3,923	15%	$4,463	18%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	Total automobile loans and leases, operating lease assets, and securitized loans.

Commercial Credit

2009 COMMERCIAL LOAN PORTFOLIO REVIEWS AND ACTIONS

In the 2009 first quarter, we restructured our commercial loan relationship with Franklin by taking control of the underlying mortgage loan collateral, and transferring the exposure to the consumer loan portfolio as first- and second- lien loans to individuals secured by residential real estate properties. (See “Franklin Loans Restructuring Transaction” located within the “Critical Accounting Policies and Use of Significant Estimates” section). We also proactively completed a concentrated review of our single family home builder and retail CRE loan portfolio segments, our CRE portfolio’s two highest risk segments. We initiated a review of the “criticized” portion of these portfolios on a monthly basis. The increased review activity resulted in more pro-active decisions on nonaccrual status, reserve levels, and charge-offs throughout the remainder of 2009. This heightened level of portfolio monitoring is ongoing.

During the 2009 second quarter, we updated our evaluation of every “noncriticized” commercial relationship with an aggregate exposure of over $500,000. This review included C&I, CRE, and business banking loans and encompassed $13.2 billion of total commercial loans, and $18.8 billion in related commitments. This was a detailed, labor-intensive process designed to enhance our understanding of each borrower’s financial position, and to ensure that this understanding was accurately reflected in our internal risk rating system. Our objective was to identify current and potential credit risks across the portfolio consistent with our expectation that the economy in our markets will not improve for the foreseeable future.

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

In the 2009 fourth quarter, we finalized an initiative to segregate our CRE portfolio into core and noncore components. This distinction is based on borrower characteristics, relationship profitability, and location of the projects. Those designated as core relationships will be supported and grown in the coming years. Those borrowers designated as noncore will be managed effectively, with a goal of significantly reducing the exposure. Opportunities to expand some of these noncore relationships to a level of profitability may arise, resulting in a reclassification to a core designation. Additional information regarding the designation can be found in the “Core and Noncore Portfolios” section located within the “Commercial Real Estate” section.

Also, during the 2009 fourth quarter, we conducted a review of our ACL practices and methodologies. We experienced increasing charge-offs throughout 2009, and continued to see increases in criticized and classified loans, although increases in the second half of 2009 were at a slower rate compared with the first half of 2009. The level of criticized loans, one indicator of possible future losses, reached its highest point in the 2009 fourth quarter. Even though there were declines in both the inflow and absolute level of NALs, the inflow of $495 million remained significant. Based on these asset quality trends, along with the unstable and fragile economy particularly in our Midwest markets, as well as continued elevated quarterly charge-offs, the ACL was substantially increased. Much of our concern relates to our CRE portfolio and, to a lesser degree, our C&I portfolio. Regarding our CRE portfolio, higher vacancy rates, lower rents, and falling property values are of significant concern. Loss in the event of default on many classes of CRE properties has increased substantially throughout 2009 and is expected to continue into 2010. C&I borrowers have been suffering from the weak economy for several consecutive years, and many borrowers no longer have sufficient capital to withstand protracted stress and, as a result, may not be able to comply with the original terms of their credit agreements.

Lastly, with respect to our commercial loan exposure to automobile dealers, we have had an ongoing review process in place for some time now. Our automobile dealer commercial loan portfolio is predominantly comprised of larger, “well-capitalized”, multi-franchised dealer groups underwritten to conservative credit standards. These dealer groups have largely remained profitable on a consolidated basis due to franchise diversity and a shift of sales emphasis to higher-margin, used vehicles, as well as a focus on the service department. Additionally, our portfolio is closely monitored through receipt and review of monthly dealer financial statements and ongoing floor plan inventory audits, which allow for rapid response to weakening trends. As a result, we have not experienced any significant deterioration in the credit quality of our automobile dealer commercial loan portfolio and remain comfortable with our expectation of no material losses, even given the substantial stress associated with our dealership closings announced by Chrysler and General Motors. The more recent announcement regarding the Saturn dealerships also has had no impact on our view of the portfolio. (See “Automobile Industry” section located within the “Commercial and Industrial Portfolio” section for additional information.)

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

Our commercial loan portfolio is diversified by C&I and CRE loans as shown in the following table:

Table 17 — Commercial & Industrial and Commercial Real Estate Loan and Lease Detail

	At December 31,
	2009	2008	2007	2006	2005
(In millions)

Commercial and industrial loans	$11,326	$10,902	$10,249	$6,632	$5,723
Franklin	—	650	1,187	—	—
Dealer floor plan loans	679	960	795	631	615
Equipment direct financing leases	883	1,029	895	587	471

Commercial and industrial loans and leases	12,888	13,541	13,126	7,850	6,809
Commercial real estate loans	7,689	10,098	9,183	4,504	4,036

Total commercial loans and leases	$20,577	$23,639	$22,309	$12,354	$10,845

The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. There are two processes for approving credit risk exposures. The first, and more prevalent approach, involves individual approval of exposures. Credit officers that understand each local region and are experienced in the industries and loan structures of the requested credit exposure, make credit extension decisions. All credit exposures greater than $5 million are approved by a senior loan committee, led by our chief credit officer. The second involves a centralized loan approval process for the standard products and structures utilized in small business banking. In this centralized decision environment, where the above primary factors are the basis for approval, certain individuals who understand each local region make credit-extension decisions to preserve our local decision-making focus. In addition to disciplined, consistent, and judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving an exposure.

In commercial lending, ongoing credit management is dependent on the type and nature of the loan. We monitor all significant exposures on a periodic basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-given-default is rated on a 1-16 scale and is applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. The single family home builder portfolio and retail projects are examples of segments of the portfolio that have received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Single Family Home Builder” and “Retail Properties” discussions). We continually review and adjust our risk rating criteria based on actual experience. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our commercial loan portfolio.

In addition to the initial credit analysis initiated during the approval process, the credit review group performs analyses to provide an independent review and assessment of the quality and/or exposure of the loan. This group is part of our Risk Management area, and reviews individual loans and credit processes and conducts a portfolio review for each of the regions on a 15-month cycle. The loan review group validates the internal risk ratings on approximately 60% of the portfolio exposure each calendar year. Similarly, to provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of the small business banking loans.

Credit exposures may be designated as monitored credits when warranted by individual borrower performance, or by industry and environmental factors. Monitored credits are subjected to additional monthly reviews in order to adequately assess the borrower’s credit status and to take appropriate action.

The Special Assets Division (SAD) is a specialized credit group that handles workouts, commercial recoveries, and problem loan sales. This group is involved in the day-to- day management of relationships rated substandard or lower. Its responsibilities include developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the managed monitored credits.

Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as throughout our geographic footprint. Certain segments of our commercial loan portfolio are discussed in further detail below:

COMMERCIAL REAL ESTATE (CRE) PORTFOLIO

As shown in the following table, CRE loans totaled $7.7 billion and represented 21% of our total loan exposure at December 31, 2009.

Table 18 — Commercial Real Estate Loans by Property Type and Property Location

	At December 31, 2009
							West		Total
	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Amount	%
(In millions)

Retail properties	$866	$208	$161	$213	$8	$69	$48	$542	$2,115	28%
Multi family	810	132	97	77	37	6	75	135	1,369	18
Office	576	197	113	55	24	23	59	69	1,116	14
Industrial and warehouse	431	199	35	93	14	41	9	110	932	12
Single family home builders	528	78	48	24	22	84	19	54	857	11
Lines to real estate companies	487	69	36	28	5	1	9	3	638	8
Hotel	146	56	23	31	—	—	42	75	373	5
Health care	49	56	14	—	—	—	—	—	119	2
Raw land and other land uses	50	27	5	6	6	5	2	32	133	2
Other	28	4	2	1	1	—	—	1	37	—

Total	$3,971	$1,026	$534	$528	$117	$229	$263	$1,021	$7,689	100%

% of total portfolio	52%	13%	7%	7%	2%	3%	3%	13%	100%
Net charge-offs	$320.6	$129.5	$7.1	$24.0	$5.5	$79.1	$8.1	$108.8	$682.7
Net charge-offs — annualized %	6.78%	10.60%	1.12%	3.82%	3.98%	28.98%	2.58%	8.95%	7.46%
Nonaccrual loans	$463.0	$123.8	$42.8	$37.5	$12.1	$45.5	$18.2	$192.9	$935.8
% of portfolio	12%	12%	8%	7%	10%	20%	7%	19%	12%

CRE loan credit quality data regarding NCOs, NALs, and accruing loans past due 90 days or more by industry classification code for 2009 and 2008 are presented in the following table:

Table 19 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Year Ended December 31,				At December 31,
	2009		2008		2009	2008
	Net Charge-Offs				Nonaccrual Loans
	Amount	Percentage	Amount	Percentage	Amount
(In millions)

Retail properties	$250.3	10.51%	$7.0	0.38%	$253.6	$78.3
Single family home builder	212.3	18.71	35.0	2.87	262.4	200.4
Office	29.9	2.49	1.7	0.15	87.3	19.9
Multi family	77.1	5.15	9.5	0.84	129.0	42.9
Industrial and warehouse	53.9	4.93	2.3	0.24	120.8	20.4
Lines to real estate companies	43.2	4.68	4.6	0.46	22.7	26.3
Raw land and other land uses	12.6	5.38	5.1	0.34	42.4	33.5
Health care	—	—	1.0	0.27	0.7	6.2
Hotel	2.7	0.71	—	—	10.9	0.8
Other	0.8	1.68	2.5	0.97	6.1	17.0

Total	$682.7	7.46%	$68.7	0.71%	$935.8	$445.7

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

During 2009, portfolio reviews resulted in reclassifications of certain CRE loans to C&I loans. These net reclassifications totaled $1.4 billion, and were primarily associated with: (a) loans to businesses secured by the real estate and buildings that house their operations as these owner-occupied loans secured by real estate were underwritten based on the cash flow of the business, and (b) healthcare entities and colleges and universities. We believe that loans underwritten based on cash flow from operations should be considered as commercial loans secured by real estate, rather than the CRE portfolio which is real estate project oriented.

Within the CRE portfolio, the single family home builder and retail properties segments continued to be stressed throughout 2009 as a result of the continued decline in the housing markets and general economic conditions. As previously mentioned above, these segments were considered to be the highest risk segments in 2009 within our CRE portfolio, and are discussed further below.

Single Family Home Builders

At December 31, 2009 we had $857 million of CRE loans to single family home builders. Such loans represented 2% of total loans and leases. Of this portfolio segment, 67% were to finance projects currently under construction, 15% to finance land under development, and 18% to finance land held for development. The $857 million represented a $732 million, or 46%, decrease compared with $1,589 million at December 31, 2008. The decrease primarily reflected the reclassification of loans secured by 1-4 family residential real estate rental properties to C&I loans, consistent with industry practices in the definition of this segment. Other factors contributing to the decrease in exposure include no new originations in this portfolio segment in 2009, increased property sale activity, and substantial charge-offs. The increased sale activity was evident throughout 2009. Based on the portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio. We do not expect any future significant credit impact from this portfolio segment.

Retail Properties

Our portfolio of CRE loans secured by retail properties totaled $2,115 million, or approximately 6% of total loans and leases, at December 31, 2009. Loans within this portfolio segment declined $150 million, or 7%, from December 31, 2008. Credit approval in this portfolio segment is generally dependent on pre-leasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.

The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity to this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.

Core and Noncore portfolios

Each CRE loan is classified as either core or noncore. We segmented the CRE portfolio into these designations in order to provide more clarity around our portfolio management strategies and to provide additional clarity for our investors. A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship or the prospective of establishing one, that generates an acceptable return on capital. The core CRE portfolio was $4.0 billion at December 31, 2009, representing 52% of total CRE loans. Personal guarantees support approximately 95% of this portfolio. Based on the extensive project level assessment process, including forward-looking collateral valuations, we are comfortable with the credit quality of the core portfolio at this time.

A CRE loan is generally considered noncore based on a lack of a substantive relationship outside of the credit product, with no immediate prospects for improvement. The noncore CRE portfolio totaled $3.7 billion at December 31, 2009, representing 48% of total CRE loans. Personal guarantees support approximately 96% of this portfolio, with over 99% representing secured debt. This segment has only approximately $155 million of future funding requirements. Nevertheless, it is within the noncore segment where most of the credit quality challenges exist. For example, $932.0 million, or 26%, of related outstandings, are classified as NALs. The Special Assets Division (SAD) administers $1.8 billion, or 50%, of total noncore CRE loans. It is expected that we will exit the majority of noncore CRE relationships over time. This would reflect normal repayments, possible sales should economically attractive opportunities arise, or the reclassification as a core CRE relationship if it expands to meet the core requirements.

The table below provides the segregation of the CRE portfolio into core and noncore segments as of December 31, 2009.

Table 20 — Core Commercial Real Estate Loans by Property Type and Property Location

	At December 31, 2009
							West		Total
	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Amount	%
(In millions)

Core portfolio:
Retail properties	$488	$95	$90	$91	$3	$42	$40	$369	$1,218	16%
Multi family	265	87	52	31	8	—	42	65	550	7
Office	342	102	74	33	12	8	40	43	654	8
Industrial and warehouse	280	65	17	48	3	3	8	90	514	7
Single family home builders	125	37	9	5	—	36	9	4	225	3
Lines to real estate companies	358	57	25	22	4	1	7	1	475	6
Hotel	78	36	13	21	—	—	35	70	253	3
Health care	28	33	13	—	—	—	—	—	74	1
Raw land and other land uses	17	23	3	1	1	2	2	7	56	1
Other	12	3	2	1	1	—	—	—	19	—

Total core portfolio	1,993	538	298	253	32	92	183	649	4,038	52
Total noncore portfolio	1,978	488	236	275	85	137	80	372	3,651	48

Total	$3,971	$1,026	$534	$528	$117	$229	$263	$1,021	$7,689	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table.

Table 21 — Commercial Real Estate — Core vs. Noncore portfolios

	At December 31, 2009
	Ending	Prior			Credit	Nonaccrual
	Balance	NCOs	ACL $	ACL %	Mark(1)	Loans
(In millions)

Core Total	$4,038	$—	$168	4.16%	4.16%	$3.8
Noncore — Special Assets Division(2)	1,809	511	410	22.66	39.70	861.0
Noncore — Other	1,842	26	186	10.10	11.35	71.0

Noncore Total	3,651	537	596	16.32	27.05	932.0

Commercial Real Estate Total	$7,689	$537	$764	9.94%	15.82%	$935.8

(1)	Calculated as (Prior NCOs + ACL $)/(Ending Balance + Prior NCOs)

(2)	Noncore loans managed by our Special Assets Division, the area responsible for managing loans and relationships designated as monitored credits.

As shown in the above table, substantial reserves for the noncore portfolio have been established. At December 31, 2009, the ACL of related total loans and leases for the noncore portfolio was 16.32%. We believe segregating the noncore CRE from core CRE improves our ability to understanding the nature, performance prospects, and problem resolution opportunities of this segment, thus allowing us to continue to deal proactively with future credit issues.

The combination of prior NCOs and the existing ACL represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a measurement, called a “Credit Mark”, that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. We believe that the combined credit activity is appropriate for each of the CRE segments.

COMMERCIAL AND INDUSTRIAL (C&I) PORTFOLIO

The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the ongoing operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, or inventory. In many cases, the loans are secured by real estate, although the sale of the real estate is not a primary source of repayment for the loan. For loans secured by real estate, appropriate appraisals are obtained at origination, and updated on an as needed basis, in compliance with regulatory requirements.

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

C&I borrowers have been challenged by the weak economy for consecutive years, and some borrowers may no longer have sufficient capital to withstand the protracted stress and, as a result, may not be able to comply with the original terms of their credit agreements. We continue to focus ongoing attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty.

To the extent C&I loans are secured by real estate collateral, appropriate appraisals are obtained at origination, and updated on an as needed basis, in compliance with regulatory requirements.

As shown in the following table, C&I loans totaled $12.9 billion at December 31, 2009.

Table 22 — Commercial and Industrial Loans and Leases by Industry Classification

	At December 31, 2009
	Commitments		Loans Outstanding
	Amount	Percent	Amount	Percent
(In millions of dollars)

Industry Classification:
Services	$5,152	28%	$3,899	30%
Manufacturing	3,411	18	2,202	17
Finance, insurance, and real estate	2,814	15	2,353	18
Retail trade — auto dealers	1,566	8	900	7
Retail trade — other than auto dealers	1,365	7	917	7
Contractors and construction	942	5	463	4
Transportation, communications, and utilities	1,229	7	749	6
Wholesale trade	1,271	7	689	5
Agriculture and forestry	263	1	192	2
Energy	589	3	409	3
Public administration	90	1	87	1
Other	30	—	28	—

Total	$18,722	100%	$12,888	100%

C&I loan credit quality data regarding NCOs and NALs by industry classification for 2009 and 2008 are presented in the table below:

Table 23 — Commercial and Industrial Credit Quality Data by Industry Classification

	Year Ended December 31,				At December 31,
	2009		2008		2009	2008
	Net Charge-Offs				Nonaccrual Loans
	Amount	Percentage	Amount	Percentage	Amount
(In millions)

Industry Classification:
Services	$95.1	2.49%	$18.6	0.57%	$163.9	$73.9
Finance, insurance, and real estate	46.6	2.02	13.5	0.75	98.0	46.6
Manufacturing	99.8	4.62	16.4	0.73	136.8	67.5
Retail trade — auto dealers	1.4	0.16	2.2	0.20	3.0	6.2
Retail trade — other than auto dealers	49.7	5.53	23.1	2.66	58.5	28.6
Contractors and construction	20.2	4.47	10.7	1.87	41.6	13.5
Transportation, communications, and utilities	19.8	2.69	4.5	0.67	30.6	11.4
Wholesale trade	32.3	4.78	12.3	1.24	29.5	19.6
Agriculture and forestry	1.4	0.74	0.7	0.32	5.1	2.3
Franklin	114.5	22.85	423.3	39.01	—	650.2
Energy	5.0	1.25	0.1	0.02	10.7	9.6
Public administration	1.5	1.75	0.5	0.42	0.1	0.6
Other	0.2	0.83	0.3	0.06	0.6	2.7

Total	$487.6	3.71%	$526.2	3.87%	$578.4	$932.6

Within the C&I portfolio, the automotive industry segment continued to be stressed and is discussed below.

Automotive Industry

The following table provides a summary of loans and total exposure including both loans and unused commitments and standby letters of credit to companies related to the automotive industry since December 31, 2009. The automobile industry supplier exposure is embedded primarily in our C&I portfolio within the Commercial Banking segment, while the dealer exposure is originated and managed within the AFDS business segment.

Table 24 — Automotive Industry Exposure (1)

	December 31,
	2009			2008
	Loans	% of Total	Total	Loans	% of Total	Total
	Outstanding	Loans	Exposure	Outstanding	Loans	Exposure
(In millions)

Suppliers:
Domestic	$163.3		$260.7	$182.4		$330.9
Foreign	23.9		71.8	32.7		45.7

Total suppliers	187.2	0.51%	332.5	215.1	0.52%	376.6
Dealer:
Floor plan — domestic	388.0		692.1	552.6		746.8
Floor plan — foreign	283.0		554.6	408.1		544.1
Other	373.0		530.0	345.7		464.0

Total dealer	1,044.0	2.84	1,776.7	1,306.4	3.18	1,754.9

Total automotive	$1,231.2	3.35%	$2,109.2	$1,521.5	3.70%	$2,131.5

(1)	Companies with > 25% of revenue derived from the automotive industry.

Although we do not have direct exposure to the automobile manufacturing companies, we do have limited exposure to automobile industry suppliers, and automobile dealer-related exposures. While we continue to believe that this industry represents a high degree of risk, the primary impact to automobile industry suppliers has likely already occurred, given the substantial adjustments to production in 2008 and 2009. As a result of our geographic locations and the above referenced exposure, we have closely monitored the entire automobile industry, particularly the recent events associated with General Motors and Chrysler, including bankruptcy filings, plant closings, production suspension, and model eliminations. We have anticipated the significant reductions in production across the industry that will result in additional economic distress in some of our markets. Our eastern Michigan and northern Ohio markets are particularly exposed to these reductions, although all our markets are affected. We anticipate the impact will result in additional stress throughout our commercial and consumer loan portfolios, as secondary and tertiary businesses are affected by the actions of the manufacturers. However, as these actions were anticipated, many of the potential impacts have been mitigated through changes in underwriting criteria and regionally focused policies and procedures. Within the AFDS portfolio, our dealer selection criteria and focus is on multiple brand dealership groups, as we have immaterial exposure to single-brand dealerships.

As shown in the table above, at December 31, 2009, our total direct exposure to the automotive supplier segment was $332.5 million, of which $187.2 million represented loans outstanding. We included companies that derive more than 25% of their revenues from contracts with automobile manufacturing companies. This low level of exposure is reflective of our industry-level risk-limits approach.

While the entire automotive industry is under significant pressure as evidenced by a significant reduction in new car sales and the resulting production declines, we believe that our floorplan exposure will not be materially affected. Our floorplan exposure is centered in large, multi-dealership entities, and we have focused on client selection and conservative underwriting standards. We anticipate that the economic environment will affect our dealerships in the near-term, but we believe the majority of our portfolio will perform favorably relative to the industry in the increasingly stressed environment. The decline in floorplan loans outstanding at December 31, 2009, compared with December 31, 2008, reflected reduced dealership inventory, in part as a result of the successful 2009 “Cash for Clunkers” program.

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

FRANKLIN RELATIONSHIP

(This section should be read in conjunction with Significant Item 3 and the “Franklin Loans Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)

As a result of the March 31, 2009, restructuring, on a consolidated basis, the $650.2 million nonaccrual commercial loan to Franklin at December 31, 2008, was no longer reported. Instead, we reported the loans secured by first- and second- mortgages on residential properties and OREO properties, both of which had previously been assets of Franklin or its subsidiaries, and were pledged to secure our commercial loan to Franklin. At the time of the restructuring, the loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million. As of December 31, 2009, the balances had reduced to $443.9 million and $23.8 million, respectively. There is not a specific ALLL for the Franklin portfolio.

The following table summarizes the Franklin-related balances for accruing loans, NALs, and OREO since the restructuring:

Table 25 — Franklin-related Loan and OREO Balances

	2009
	December 31,	September 30,	June 30,	March 31,
(In millions)

Total accruing loans	$129.2	$126.7	$127.4	$127.5
Total nonaccrual loans	314.7	338.5	344.6	366.1

Total Loans	443.9	465.2	472.0	493.6
OREO	23.8	31.0	43.6	79.6

Total Franklin loans and OREO	$467.7	$496.2	$515.6	$573.2

The changes in the Franklin-related balances since the restructuring have been consistent with our expectations based on the restructuring agreement. Collection strategies were designed to generate cash flow with the intention of reducing our exposure associated with these loans.

Consumer Credit

Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. However, certain individuals who understand each local region have the authority to make credit extension decisions to preserve our local decision-making focus. Each credit extension is assigned a specific probability-of-default and loss-given-default. The probability-of-default is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly, while the loss-given-default is related to the type of collateral and the LTV ratio associated with the credit extension.

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

Collection action is initiated on an “as needed” basis through a centrally managed collection and recovery function. The collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency. In addition to the retained consumer loan portfolio, the collection group is responsible for collection activity on all sold and securitized consumer loans and leases. Please refer to the “Nonperforming Assets” discussion for further information regarding the placement of consumer loans on nonaccrual status and the charging off of balances to the ALLL.

The residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. The general slowdown in the housing market has impacted the performance of our residential mortgage and home equity portfolios over the past year. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected. Given the continued economic weaknesses in our markets, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed in greater detail below:

Table 26 — Selected Home Equity and Residential Mortgage Portfolio Data

			Home Equity		Residential
	Home Equity Loans		Lines-of-Credit		Mortgages
	12/31/09	12/31/08	12/31/09	12/31/08	12/31/09	12/31/08
Ending balance (in millions)	$2,616	$3,116	$4,946	$4,440	$4,510	$4,761
Portfolio weighted average LTV ratio(1)	71%	70%	77%	78%	76%	76%
Portfolio weighted average FICO(2)	716	725	723	720	698	707

	Year Ended December 31, 2009
	Home	Home Equity	Residential
	Equity Loans	Lines-of-Credit	Mortgages
Originations (in millions)	$201	$1,498	$520
Origination weighted average LTV ratio(1)	61%	74%	79%
Origination weighted average FICO(2)	754	765	745

(1)	The loan-to-value (LTV) ratios for home equity loans and home equity lines-of-credit are cumulative LTVs reflecting the balance of any senior loans.

(2)	Portfolio weighted average FICO reflects currently updated customer credit scores whereas origination weighted average FICO reflects the customer credit scores at the time of loan origination.

HOME EQUITY PORTFOLIO

Our home equity portfolio (loans and lines-of-credit) consists of both first and second mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line-of-credit. Home equity loans are generally fixed-rate with periodic principal and interest payments. Home equity lines-of-credit are generally variable-rate and do not require payment of principal during the 10-year revolving period of the line.

We believe we have granted credit conservatively within this portfolio. We have not originated stated income home equity loans or lines-of-credit that allow negative amortization. Also, we have not originated home equity loans or lines-of-credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high quality borrowers. However, recent declines in housing prices have likely eliminated a portion of the collateral for this portfolio as some loans with an original LTV ratio of less than 100% currently have an LTV ratio above 100%. At December 31, 2009, 43% of our home equity loan portfolio, and 27% of our home equity line-of-credit portfolio were secured by a first-mortgage lien on the property. The risk profile is substantially improved when we hold a first-mortgage lien position. In 2009, over 40% of our home equity portfolio originations (both loans and lines-of-credit) were loans where the loan was secured by a first-mortgage lien.

For certain home equity loans and lines-of-credit, we may utilize Automated Valuation Methodology (AVM) or other model driven value estimates during the credit underwriting process. Regardless of the estimate methodology, we supplement our underwriting with a third party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values, as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk, based on performance indicators to facilitate our workout and loss mitigation functions.

We continue to make appropriate origination policy adjustments based on our assessment of an appropriate risk profile as well as industry actions. As an example, the significant changes made in 2009 and 2008 by Fannie Mae and Freddie Mac resulted in the reduction of our maximum LTV ratio on second-mortgage loans, even for customers with high credit scores. In addition to origination policy adjustments, we take appropriate actions, as necessary, to manage the risk profile of this portfolio. We focus production primarily within our banking footprint or to existing customers.

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

During 2009, we sold $44.8 million of underperforming mortgage loans, resulting in a reduction in residential mortgage NALs. We will continue to evaluate this type of transaction in future periods based on market conditions.

A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 56% of our total residential mortgage loan portfolio at December 31, 2009. At December 31, 2009, ARM loans that were expected to have rates reset totaled $888.5 million for 2010, and $477.7 million for 2011. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.

We had $363.3 million of Alt-A mortgage loans in the residential mortgage loan portfolio at December 31, 2009, compared with $445.4 million at December 31, 2008. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies for this limited segment including reliance on stated income, stated assets, or higher acceptable LTV ratios. At December 31, 2009, borrowers for Alt-A mortgages had an average current FICO score of 662 and the loans had an average LTV ratio of 87%, compared with 671 and 88%, respectively, at December 31, 2008. Total Alt-A NCOs were $21.3 million, or an annualized 5.25%, in 2009, compared with $9.4 million, or an annualized 1.91%, in 2008. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition and the sale of underperforming mortgage loans in 2009. At December 31, 2009, $17.7 million of the ALLL was allocated to the Alt-A mortgage portfolio, representing 4.87% of period-end related loans and leases. Our exposure related to this product will continue to decline in the future as we stopped originating these loans in 2007.

Interest-only loans comprised $576.7 million of residential real estate loans at December 31, 2009, compared with $691.9 million at December 31, 2008. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At December 31, 2009, borrowers for interest-only loans had an average current FICO score of 718 and the loans had an average LTV ratio of 77%, compared with 724 and 78%, respectively, at December 31, 2008. Total interest-only NCOs were $11.3 million, or an annualized 1.79% in 2009, compared with $1.6 million, or an annualized 0.21%, in 2008. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition, and the sale of underperforming mortgage loans in 2009. At December 31, 2009, $7.5 million of the ALLL was allocated to the interest-only loan portfolio, representing 1.30% of period-end related loans and leases.

Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSRs in particular. Various refinance programs positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.

AUTOMOTIVE INDUSTRY IMPACTS ON CONSUMER LOAN PORTFOLIO

The issues affecting the automotive industry (see “Automotive Industry” discussion located within the “Commercial Credit” section) also have an impact on the performance of the consumer loan portfolio. While there is a direct correlation between the industry situation and our exposure to the automotive suppliers and automobile dealers in our commercial portfolio, the loss of jobs and reduction in wages may have a negative impact on our consumer portfolio. We continue to monitor the potential impact on our geographic regions in the event of significant production changes or plant closings in our markets and, we believe that we have made a number of positive decisions regarding the quality of our consumer portfolio given the current environment. In the indirect automobile portfolio, we have consistently focused on borrowers with high credit scores and lower LTVs, as reflected by the performance of the portfolio given the economic conditions. In the residential and home equity loan portfolios, we have been operating in a relatively high unemployment situation for an extended period of time, yet have been able to maintain our performance metrics reflecting our focus on strong underwriting. In summary, while we anticipate our performance results may be negatively impacted, we believe the impact will be manageable.

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

The majority of the financial institutions with whom we are exposed to counterparty risk are large commercial banks. The potential amount of loss, which would have been recognized at December 31, 2009, if a counterparty defaulted, did not exceed $17 million for any individual counterparty.

Credit Quality

We believe the most meaningful way to assess overall credit quality performance for 2009 is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: NALs and NPAs, ACL, and NCOs.

Credit quality performance in 2009 was negatively impacted by the sustained economic weakness in our Midwest markets, although there were signs of stabilization late in the year. In addition, we initiated certain actions in 2009 with regard to loss recognition on our residential mortgage portfolio that we believe will increase the flexibility in working the loans toward a more timely resolution. We anticipate a challenging full-year in 2010 with regards to credit quality, but believe that 2009 was the peak in terms of NPA levels, as well as for credit losses and the related increase in the ACL.

NONACCRUAL LOANS (NALs) AND NONPERFORMING ASSETS (NPAs)

(This section should be read in conjunction with Significant Items 2 and 3 and the “Franklin Loans Restructuring Transaction” discussion located with the “Critical Accounting Policies and Use of Significant Estimates” section.)

NPAs consist of (a) NALs, which represent loans and leases that are no longer accruing interest, (b) impaired held-for-sale loans, (c) OREO, and (d) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Residential mortgage loans are placed on nonaccrual status at 180 days, and a charge-off is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral. A home equity loan is placed on nonaccrual status at 120 days, and a charge-off is recorded when it is determined that there is not sufficient equity in the loan to cover our position. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.

Accruing restructured loans (ARLs) consists of accruing loans that have been reunderwritten, modified, or restructured when borrowers are experiencing payment difficulties. Generally, prior to restructuring, these loans have not reached a status to be considered as NALs. These loan restructurings are one component of the loss mitigation process, and are made to increase the likelihood of the borrower’s ability to repay the loan. Modifications to these loans include, but are not limited to, changes to any of the following: interest rate, maturity, principal, payment amount, or a combination of each.

Table 27 reflects period-end NALs and NPAs detail for each of the last five years, and Table 28 reflects period-end ARLs and past due loans and leases detail for each of the last five years. Table 29 details the Franklin-related impacts to NALs and NPAs for 2009 and 2008. Prior to 2008, there were no Franklin-related NALs or NPAs.

Table 27 — Nonaccrual Loans (NALs) and Nonperforming Assets (NPAs)

	At December 31,
	2009	2008	2007	2006	2005
(In thousands)

Nonaccrual loans and leases (NALs)
Commercial and industrial(1)	$578,414	$932,648	$87,679	$58,393	$55,273
Commercial real estate	935,812	445,717	148,467	37,947	18,309
Alt-A mortgages	11,362	21,286	15,478	10,830	6,924
Interest-only mortgages	7,445	12,221	3,167	2,207	239
Franklin residential mortgages	299,670	—	—	—	—
Other residential mortgages	44,153	65,444	40,912	19,490	10,450

Total residential mortgages(1)	362,630	98,951	59,557	32,527	17,613
Home equity	40,122	24,831	24,068	15,266	10,720

Total nonaccrual loans and leases	1,916,978	1,502,147	319,771	144,133	101,915
Other real estate owned (OREO), net
Residential(2)	71,427	63,058	60,804	47,898	14,214
Commercial	68,717	59,440	14,467	1,589	1,026

Total other real estate, net	140,144	122,498	75,271	49,487	15,240
Impaired loans held for sale(3)	969	12,001	73,481	—	—
Other NPAs(4)	—	—	4,379	—	—

Total nonperforming assets (NPAs)	$2,058,091	$1,636,646	$472,902	$193,620	$117,155

NALs as a % of total loans and leases	5.21%	3.66%	0.80%	0.55%	0.42%
NPA ratio(5)	5.57	3.97	1.18	0.74	0.48
Nonperforming Franklin loans(1)
Commercial	$—	$650,225	$—	$—	$—
Residential mortgage	299,670	—	—	—	—
OREO	23,826	—	—	—	—
Home equity	15,004	—	—	—	—

Total Nonperforming Franklin loans	$338,500	$650,225	$—	$—	$—

(1)	Franklin loans were reported as commercial accruing restructured loans at December 31, 2007. At December 31, 2008, Franklin loans were reported as nonaccrual commercial and industrial loans. At December 31, 2009, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and OREO, reflecting the 2009 first quarter restructuring.

(2)	Beginning in 2006, OREO includes balances of loans in foreclosure that are serviced for others and, which are fully guaranteed by the U.S. Government, that were reported in 90 day past due loans and leases in prior periods.

(3)	Represents impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(4)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(5)	NPAs divided by the sum of loans and leases, impaired loans held-for-sale, net other real estate, and other NPAs.

Table 28 — Accruing Past Due Loans and Leases and Accruing Restructured Loans

	At December 31,
	2009	2008	2007	2006	2005
(In thousands)

Accruing loans and leases past due 90 days or more
Commercial and industrial	$—	$10,889	$10,474	$170	$3,322
Commercial real estate	—	59,425	25,064	1,711	—
Residential mortgage (excluding loans guaranteed by the U.S. government	78,915	71,553	67,391	35,555	33,738
Home equity	53,343	29,039	24,086	13,423	8,297
Other loans and leases	13,400	18,039	13,962	6,650	10,407

Total, excl. loans guaranteed by the U.S. government	145,658	188,945	140,977	57,509	55,764
Add: loans guaranteed by the U.S. government	101,616	82,576	51,174	31,308	32,689

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$247,274	$271,521	$192,151	$88,817	$88,453

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.40%	0.46%	0.35%	0.22%	0.23%
Guaranteed by the U.S. government, as a percent of total loans and leases	0.28	0.20	0.13	0.12	0.13
Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.68	0.66	0.48	0.34	0.36
Accruing restructured loans
Commercial(1)	$157,049	$185,333	$1,187,368	$—	$—
Alt-A mortgages	57,278	32,336	10,085	579	—
Interest-only mortgages	7,890	7,183	110	—	—
Other residential mortgages	154,471	43,338	21,810	6,917	—

Total residential mortgages	219,639	82,857	32,005	7,496	—
Other	52,871	41,094	—	—	—

Total accruing restructured loans	$429,559	$309,284	$1,219,373	$7,496	$—

(1)	Franklin loans were reported as commercial accruing restructured loans at December 31, 2007. At December 31, 2008, Franklin loans were reported as nonaccrual commercial and industrial loans. At December 31, 2009, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and OREO; reflecting the 2009 first quarter restructuring.

Table 29 — NALs/NPAs — Franklin-Related Impact

	December 31,
	2009	2008
(In millions)

Nonaccrual loans
Franklin	$314.7	$650.2
Non-Franklin	1,602.3	851.9

Total	$1,917.0	$1,502.1

Total loans and leases
Franklin	$443.9	$650.2
Non-Franklin	36,346.8	40,441.8

Total	$36,790.7	$41,092.0

NAL ratio
Total	5.21%	3.66%
Non-Franklin	4.41	2.11

	December 31,
	2009	2008
(In millions)

Nonperforming assets
Franklin	$338.5	$650.2
Non-Franklin	1,719.6	986.4

Total	$2,058.1	$1,636.6

Total loans and leases	$36,790.7	$41,092.0
Total other real estate, net	140.1	122.5
Impaired loans held for sale	1.0	12.0

Total	36,931.8	41,226.5
Franklin	338.5	650.2

Non-Franklin	$36,593.3	$40,576.3

NPA ratio
Total	5.57%	3.97%
Non-Franklin	4.72	2.43

During 2009, and because we believe that there will be no meaningful economic recovery for the foreseeable future, we took a more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. Of the $1,514.2 million of CRE and C&I-related NALs at December 31, 2009, $530.1 million, or 35%, represented loans that were less than 30 days past due. We believe the decisions increase our options for working these loans toward timelier resolution. It is important to note that although there was an increase in NALs from December 31, 2008, to December 31, 2009, there was a substantial decline in the 2009 fourth quarter.

NPAs, which include NALs, were $2,058.1 million at December 31, 2009, and represented 5.57% of related assets. This compared with $1,636.6 million, or 3.97%, at December 31, 2008. The $421.4 million increase reflected:

•	$414.8 million increase to NALs, discussed below.

•	$17.6 million increase to OREO. This reflected an increase of $79.6 million in OREO assets recorded as part of the 2009 first quarter Franklin restructuring. Subsequently, Franklin-related OREO assets declined $55.8 million, reflecting the active marketing and selling of Franklin-related OREO properties during 2009. The non-Franklin-related decline also reflected the same active marketing and selling of our OREO properties.

Partially offset by:

•	$11.0 million decrease in impaired loans held-for-sale, primarily reflecting loan sales and payments.

NALs were $1,917.0 million at December 31, 2009, compared with $1,502.1 million at December 31, 2008. The increase of $414.8 million primarily reflected:

•	$490.1 million increase in CRE NALs, reflecting the continued decline in the housing market and stress on retail sales, as the majority of the increase was associated with the retail and single family home builder segments. The stress of the lower retail sales and downward pressure on rents given the economic conditions, have adversely affected retail projects.

•	$263.7 million increase in residential mortgage NALs. This reflected a net increase of $299.7 million related to the 2009 first quarter Franklin restructuring, partially offset by declines due to the more conservative position regarding the timing of loss recognition, active loss mitigation, as well as the sale of residential mortgage NALs during 2009. Our efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to reduce the inflow of new residential mortgage NALs. All residential mortgage NALs have been written down to current value less selling costs.

•	$15.3 million increase in home equity NALs, primarily reflecting the loans recorded as part of the 2009 first quarter Franklin restructuring. As with residential mortgages, all home equity NALs have been written down to current value less selling costs.

Partially offset by:

•	$354.2 million decrease in C&I NALs. This reflected a reduction of $650.2 million related to the 2009 first quarter Franklin restructuring, partially offset by an increase of $296.0 million in non-Franklin related NALs, reflecting the economic conditions of our markets. In general, the C&I loans experiencing the most stress are those supporting the housing and construction segments, and to a lesser degree, the automobile suppliers and restaurant segments.

The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.40% at December 31, 2009, representing a 6 basis points decrease compared with December 31, 2008. On this same basis, the over 90-day delinquency ratio for total consumer loans was 0.90% at December 31, 2009, representing a 22 basis point increase compared with December 31, 2008.

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.

NPA activity for each of the past five years was as follows:

Table 30 — Nonperforming Asset Activity

	At December 31,
	2009	2008	2007	2006	2005
(In thousands)

Nonperforming assets, beginning of year	$1,636,646	$472,902	$193,620	$117,155	$108,568
New nonperforming assets	2,767,295	1,082,063	468,056	222,043	171,150
Franklin impact, net(1)	(311,726)	650,225	—	—	—
Acquired nonperforming assets	—	—	144,492	33,843	—
Returns to accruing status	(215,336)	(42,161)	(24,952)	(43,999)	(7,547)
Loan and lease losses	(1,148,135)	(202,249)	(120,959)	(45,648)	(38,198)
OREO losses	(62,665)	(19,582)	(5,795)	(543)	(621)
Payments	(497,076)	(194,692)	(86,093)	(59,469)	(64,861)
Sales	(110,912)	(109,860)	(95,467)	(29,762)	(51,336)

Nonperforming assets, end of year	$2,058,091	$1,636,646	$472,902	$193,620	$117,155

(1)	The activity above excludes the 2007 impact of the placement of the loans to Franklin on nonaccrual status and their return to accrual status upon the restructuring of these loans. At 2007 year-end, the loans to Franklin were not included in the nonperforming assets total. At 2008 year-end, the loans to Franklin were reported as nonaccrual commercial and industrial loans. At 2009 year-end, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and OREO. The 2009 impact primarily reflects loan and lease losses, as well as payments.

ALLOWANCES FOR CREDIT LOSSES (ACL)

(This section should be read in conjunction with Significant Item 3, “Critical Accounting Policies and Use of Significant Estimates”, and Note 1 of the Notes to the Consolidated Financial Statements.)

We maintain two reserves, both of which are available to absorb credit losses: the ALLL and the AULC. When summed together, these reserves comprise the total ACL. Our credit administration group is responsible for developing methodology assumptions and estimates, as well as determining the adequacy of the ACL. The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or recoveries, while reductions reflect charge-offs, net of recoveries, or the sale of loans. The AULC is determined by applying the transaction reserve process, which is described in Note 1 of the Notes to the Consolidated Financial Statements, to the unfunded portion of the portfolio adjusted by an applicable funding expectation.

As shown in the following tables below, the ALLL increased to $1,482.5 million at December 31, 2009, compared with $900.2 million at December 31, 2008. Expressed as a percent of period-end loans and leases, the ALLL ratio increased to 4.03% at December 31, 2009, compared with 2.19% at December 31, 2008.

The $582.3 million increase in the ALLL primarily reflected an increase in specific reserves associated with impaired loans, and an increase associated with risk-grade migration, predominantly in the commercial portfolio. The increase is also a result of a change in estimate resulting from the 2009 fourth quarter review of our ACL practices and assumptions, consisting of:

•	Approximately $200 million increase in the judgmental component.

•	Approximately $200 million allocated primarily to the CRE portfolio addressing the severity of CRE loss-given-default percentages and a longer term view of the loss emergence time period.

•	Approximately $50 million from updating the consumer reserve factors to include the current delinquency status.

Partially offset by:

•	$130 million of previously established Franklin specific reserves utilized to absorb related NCOs due to the 2009 first quarter Franklin restructuring (see “Franklin Loan Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section).

On a combined basis, the ACL as a percent of total loans and leases at December 31, 2009, was 4.16% compared with 2.30% at December 31, 2008. Like the ALLL, the Franklin restructuring impacted the change in the ACL from December 31, 2008.

The table below reflects how our ACL was allocated among our various loan categories during the past five years:

Table 31 — Allocation of Allowances for Credit Losses (1)

	At December 31,
	2009		2008		2007		2006		2005
(In thousands)

Commercial
Commercial and industrial	$492,205	35%	$412,201	33%	$295,555	33%	$117,481	30%	$116,016	28%
Commercial real estate	751,875	21	322,681	25	172,998	23	72,272	17	67,670	17

Total commercial	1,244,080	56	734,882	58	468,553	56	189,753	47	183,686	44

Consumer
Automobile loans and leases	57,951	9	44,712	11	28,635	11	28,400	15	33,870	18
Home equity	102,039	21	63,538	18	45,957	18	32,572	19	30,245	20
Residential mortgage	55,903	12	44,463	12	20,746	14	13,349	17	13,172	17
Other loans	22,506	2	12,632	1	14,551	1	7,994	2	7,374	1

Total consumer	238,399	44	165,345	42	109,889	44	82,315	53	84,661	56

Total ALLL	1,482,479	100%	900,227	100%	578,442	100%	272,068	100%	268,347	100%

AULC	48,879		44,139		66,528		40,161		36,957

Total ACL	$1,531,358		$944,366		$644,970		$312,229		$305,304

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

Table 32 reflects activity in the ALLL and ACL for each of the last five years. Table 33 displays the Franklin-related impacts to the ALLL and ACL for 2009, 2008, and 2007. Prior to 2007, there were not any Franklin-related impacts to either the ALLL or ACL.

Table 32 — Summary of ACL and Related Statistics

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands)

Allowance for loan and lease losses, beginning of year	$900,227	$578,442	$272,068	$268,347	$271,211
Acquired allowance for loan and lease losses	—	—	188,128	23,785	—
Loan and lease charge-offs
Commercial:
Franklin	(114,465)	(423,269)	(308,496)	—	—
Other commercial and industrial	(410,797)	(115,165)	(50,961)	(33,244)	(37,731)

Commercial and industrial	(525,262)	(538,434)	(359,457)	(33,244)	(37,731)

Construction	(196,148)	(6,631)	(11,902)	(4,156)	(534)
Commercial	(500,534)	(65,565)	(29,152)	(4,393)	(5,534)

Commercial real estate	(696,682)	(72,196)	(41,054)	(8,549)	(6,068)

Total commercial	(1,221,944)	(610,630)	(400,511)	(41,793)	(43,799)

Consumer:
Automobile loans	(64,742)	(56,217)	(28,607)	(20,262)	(25,780)
Automobile leases	(11,399)	(15,891)	(12,634)	(13,527)	(12,966)

Automobile loans and leases	(76,141)	(72,108)	(41,241)	(33,789)	(38,746)
Home equity	(110,400)	(70,457)	(37,221)	(24,950)	(20,129)
Residential mortgage	(111,899)	(23,012)	(12,196)	(4,767)	(2,561)
Other loans	(40,993)	(30,123)	(26,773)	(14,393)	(10,613)

Total consumer	(339,433)	(195,700)	(117,431)	(77,899)	(72,049)

Total charge-offs	(1,561,378)	(806,330)	(517,942)	(119,692)	(115,848)

Recoveries of loan and lease charge-offs
Commercial:
Other commercial and industrial	37,656	12,269	13,617	12,376	12,731

Commercial and industrial	37,656	12,269	13,617	12,376	12,731

Construction	3,442	5	48	602	399
Commercial	10,509	3,451	1,902	1,163	1,095

Commercial real estate	13,951	3,456	1,950	1,765	1,494

Total commercial	51,607	15,725	15,567	14,141	14,225

Consumer:
Automobile loans	17,030	14,989	11,422	11,932	13,792
Automobile leases	2,779	2,554	2,127	3,082	1,302

Automobile loans and leases	19,809	17,543	13,549	15,014	15,094
Home equity	4,224	2,901	2,795	3,096	2,510
Residential mortgage	1,697	1,765	825	262	229
Other loans	7,454	10,329	7,575	4,803	3,733

Total consumer	33,184	32,538	24,744	23,175	21,566

Total recoveries	84,791	48,263	40,311	37,316	35,791

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands)

Net loan and lease charge-offs	(1,476,587)	(758,067)	(477,631)	(82,376)	(80,057)

Provision for loan and lease losses	2,069,931	1,067,789	628,802	62,312	83,782
Economic reserve transfer	—	12,063	—	—	(6,253)
Allowance for assets sold and securitized	(9,188)	—	—	—	(336)
Allowance for loans transferred to held for sale	(1,904)	—	(32,925)	—	—

Allowance for loan and lease losses, end of year	1,482,479	900,227	578,442	272,068	268,347

AULC, beginning of year	44,139	66,528	40,161	36,957	33,187
Acquired AULC	—	—	11,541	325	—
Provision for (Reduction in) unfunded loan commitments and letters of credit losses	4,740	(10,326)	14,826	2,879	(2,483)
Economic reserve transfer	—	(12,063)	—	—	6,253

AULC, end of year	48,879	44,139	66,528	40,161	36,957

Allowance for credit losses, end of year	$1,531,358	$944,366	$644,970	$312,229	$305,304

ALLL as a % of total period end loans and leases	4.03%	2.19%	1.44%	1.04%	1.10%
AULC as a % of total period end loans and leases	0.13	0.11	0.17	0.15	0.15

ACL as a % of total period end loans and leases	4.16%	2.30%	1.61%	1.19%	1.25%

Table 33 — ALLL/ACL — Franklin-Related Impact

	December 31,
	2009	2008	2007
(In millions)

Allowance for loan and lease losses
Franklin	$—	$130.0	$115.3
Non-Franklin	1,482.5	770.2	463.1

Total	$1,482.5	$900.2	$578.4

Allowance for credit losses
Franklin	$—	$130.0	$115.3
Non-Franklin	1,531.4	814.4	529.7

Total	$1,531.4	$944.4	$645.0

Total loans and leases
Franklin	$443.9	$650.2	$1,187.0
Non-Franklin	36,346.8	40,441.8	38,868.0

Total	$36,790.7	$41,092.0	$40,055.0

	December 31,
	2009	2008	2007
(In millions)

ALLL as % of total loans and leases
Franklin	—%	19.99%	9.71%
Non-Franklin	4.08	1.90	1.19
ACL as % of total loans and leases
Total	4.16%	2.30%	1.61%
Non-Franklin	4.21	2.01	1.36
Nonaccrual loans
Franklin	$314.7	$650.2	$—
Non-Franklin	1,602.3	851.9	319.8

Total	$1,917.0	$1,502.1	$319.8

ALLL as % of NALs
Total	77%	60%	181%
Non-Franklin	93	90	145
ACL as % of NALs
Total	80%	63%	202%
Non-Franklin	96	96	166

The following table provides additional detail regarding the ACL coverage ratio for NALs.

Table 34 — ACL/NAL Coverage Ratios Analysis

	At December 31, 2009
	Franklin		Other	Total
(In thousands)

Nonaccrual Loans (NALs)	$314,674		$1,602,304	$1,916,978
Allowance for Credit Losses (ACL)	NA	(1)	1,531,358	1,531,358
ACL as a % of NALs (coverage ratio)			96%	80%

(1)	Not applicable. Franklin loans were acquired at fair value on March 31, 2009. Under guidance provided by the FASB regarding acquired impaired loans, a nonaccretable discount was recorded to reduce the carrying value of the loans to the amount of future cash flows we expect to receive.

We believe that the total ACL/NAL coverage ratio of 80% at December 31, 2009, represented an appropriate level of reserves for the remaining risk in the portfolio. The Franklin NAL balance of $314.7 million does not have reserves assigned as those loans were written down to fair value as a part of the restructuring agreement on March 31, 2009, and we do not expect any significant additional charge-offs. (See “Franklin Loan Restructuring Transaction” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)

As we believe that the coverage ratios are used to gauge coverage of potential future losses, not including these balances provides a more accurate measure of our ACL level relative to NALs. After adjusting for the Franklin portfolio, our December 31, 2009, ACL/NAL ratio was 96%.

NET CHARGE-OFFS

(This section should be read in conjunction with Significant Items 2 and 3.)

Table 35 reflects NCO detail for each of the last five years. Table 36 displays the Franklin-related impacts for 2009, 2008, and 2007. Prior to 2007, there were not any Franklin-related NCO impacts.

Table 35 — Net Loan and Lease Charge-offs

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In thousands)

Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$487,606	$526,165	$345,840	$20,868	$25,000
Construction	192,706	6,626	11,854	3,553	135
Commercial	490,025	62,114	27,250	3,230	4,439

Commercial real estate	682,731	68,740	39,104	6,783	4,574

Total commercial	1,170,337	594,905	384,944	27,651	29,574

Consumer:
Automobile loans	47,712	41,228	17,185	8,330	11,988
Automobile leases	8,620	13,337	10,507	10,445	11,664

Automobile loans and leases	56,332	54,565	27,692	18,775	23,652
Home equity	106,176	67,556	34,426	21,854	17,619
Residential mortgage	110,202	21,247	11,371	4,505	2,332
Other loans	33,540	19,794	19,198	9,591	6,880

Total consumer	306,250	163,162	92,687	54,725	50,483

Total net charge-offs	$1,476,587	$758,067	$477,631	$82,376	$80,057

Net charge-offs — annualized percentages
Commercial:
Commercial and industrial	3.71%	3.87%	3.25%	0.28%	0.41%
Construction	10.37	0.32	0.77	0.28	0.01
Commercial	6.71	0.81	0.52	0.10	0.16

Commercial real estate	7.46	0.71	0.57	0.15	0.10

Total commercial	5.25	2.55	2.21	0.23	0.28

Consumer:
Automobile loans	1.51	1.12	0.65	0.40	0.59
Automobile leases	2.22	1.57	0.71	0.51	0.48

Automobile loans and leases	1.59	1.21	0.67	0.46	0.53
Home equity	1.40	0.91	0.56	0.44	0.37
Residential mortgage	2.43	0.42	0.23	0.10	0.06
Other loans	4.65	2.86	3.63	2.18	1.79

Total consumer	1.87	0.92	0.59	0.39	0.37

Net charge-offs as a % of average loans	3.82%	1.85%	1.44%	0.32%	0.33%

(1)	2007 includes charge-offs totaling $397.0 million associated with the Franklin restructuring. These charge-offs were reduced by the unamortized discount associated with the loans, and by other amounts received by Franklin totalling $88.5 million, resulting in net charge-offs totaling $308.5 million.

Table 36 — NCOs — Franklin-Related Impact

	December 31,
	2009	2008	2007
(In millions)

Commercial and industrial net charge-offs (recoveries)
Franklin	$114.5	$423.3	$308.5
Non-Franklin	373.1	102.9	37.3

Total	$487.6	$526.2	$345.8

Commercial and industrial average loan balances
Franklin	$157.1	$1,127.0	$760.5
Non-Franklin	12,978.7	12,461.0	9,875.5

Total	$13,135.8	$13,588.0	$10,636.0

Commercial and industrial net charge-offs — annualized percentages
Total	3.71%	3.87%	3.25%
Non-Franklin	2.87	0.83	0.38

	December 31,
	2009	2008	2007
(In millions)

Total net charge-offs (recoveries)
Franklin	$115.9	$423.3	$308.5
Non-Franklin	1,360.7	334.8	169.1

Total	$1,476.6	$758.1	$477.6

Total average loan balances
Franklin	$510.8	$1,127.0	$760.5
Non-Franklin	38,180.8	39,832.8	32,441.5

Total	$38,691.6	$40,959.8	$33,202.0

Total net charge-offs — annualized percentages
Total	3.82%	1.85%	1.44%
Non-Franklin	3.56	0.84	0.52

Total NCOs during 2009 were $1,476.6 million, or an annualized 3.82% of average related balances compared with $758.1 million, or annualized 1.85% of average related balances in 2008. After adjusting for NCOs relating to the Franklin relationship of $115.9 million in 2009, and $423.3 million in 2008, total NCOs during 2009 were $1,360.7 million and $334.8 million in 2008. We anticipate a challenging full-year in 2010 with regards to credit quality, resulting in elevated NCOs across all of our loan and lease portfolios compared with normalized levels. We believe that 2009 represented the peak for credit losses in this cycle.

Total commercial NCOs during 2009 were $1,170.3 million, or an annualized 5.25% of average related balances, compared with $594.9 million, or an annualized 2.55% in 2008. 2009 included Franklin relationship-related NCOs of $114.5 million, and 2008 included Franklin relationship-related NCOs of $423.3 million. Non-Franklin-related commercial NCOs in 2009 were $1,055.9 million and $171.6 million in 2008.

The non-Franklin-related increase of $270.2 million in C&I NCOs reflected the continued economic weakness in our regions and our focused proactive approach to loss recognition in 2009. The increase was spread across our footprint, with no industry concentrations that were inconsistent with our industry exposure levels.

The $614.0 million increase in CRE NCOs was primarily centered in the single family home builder and the retail portfolios. These two segments of the CRE portfolio were the primary drivers of the overall portfolio performance in 2009. The impact was spread across our footprint, and included significant charge-offs associated with our relatively small out-of-market portfolio. We continued our ongoing portfolio management efforts, including obtaining updated appraisals on properties and assessing a project status within the context of market environment expectations. Historically, the single family homebuilder portfolio and retail portfolios have been the highest risk segments. Based on our portfolio management processes, including charge-off activity over the past two and one half years, we believe the credit issues in the single family homebuilder portfolio have been addressed. The retail property portfolio remains more susceptible to the ongoing market disruption, but we also believe that the combination of prior charge-offs and existing reserve balances positions us well to make effective credit decisions in the future.

In assessing commercial NCOs trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level of risk associated with the original underwriting. If the quality of a commercial loan deteriorates, it migrates to a lower quality risk rating as a result of our normal portfolio management process, and a higher reserve amount is assigned. As a part of our normal portfolio management process, the loan is reviewed and reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence for commercial loans are periods of reserve building, followed by periods of higher NCOs as previously established reserves are utilized. Additionally, it is helpful to understand that increases in reserves either precede or are in conjunction with increases in NALs. When a credit is classified as NAL, it is evaluated for specific reserves or charge-off. As a result, an increase in NALs does not necessarily result in an increase in reserves or an expectation of higher future NCOs.

Total consumer NCOs during 2009 were $306.3 million, or an annualized 1.87%, compared with $163.2 million, or an annualized 0.92%, in 2008. The increases were spread across all consumer loan portfolios, but particularly in the residential mortgage portfolio.

Automobile loan and lease NCOs in 2009 increased $1.8 million, or 3%, compared with 2008. The performance of the portfolio relative to NCOs reflected the positive impact of increasing used-vehicle prices, offset by the continued economic weakness in our markets. Performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the underlying quality of the portfolio. The 2009 level of delinquencies have improved compared with 2008 levels, further supporting our view of flat-to-improved performance going forward.

The NCO performance of our home equity portfolio continued to be impacted by lower housing prices, and the general weak market conditions. While 2009 NCOs were higher compared with prior years, there continued to be a declining trend throughout 2009 in the early-stage delinquency level in the home equity line-of-credit portfolio, supporting our longer-term positive view for home equity portfolio performance. Also contributing to the NCO performance of our home equity portfolio was a significant increase in loss mitigation activity and short sales. We continue to believe that our more proactive loss mitigation strategies are in our best interest, as well as that of our customers. Although NCOs have increased over the course of 2009, given the market conditions, performance remained within expectations.

The increase in our residential mortgage NCOs compared with the prior year, reflected the continued negative impacts resulting from the general weak economic conditions and housing-related pressures. The increased NCOs were a direct result of our continued emphasis on loss mitigation strategies, an increased number of short sales, and a more conservative position regarding the timing of loss recognition. Specifically, in 2009, we sold $44.8 million of underperforming loans that resulted in $17.6 million of NCOs, and we adjusted the timing of loss recognition that resulted in an additional $32.0 million of NCOs. We continued to see some positive trends in early-stage delinquencies, indicating that even with the economic stress on our borrowers, losses are expected to remain manageable.

INVESTMENT SECURITIES PORTFOLIO

(This section should be read in conjunction with the “Critical Accounting Policies and Use of Significant Estimates” discussion, and Notes 1 and 6 of the Notes to the Consolidated Financial Statements.)

We routinely review our investment securities portfolio, and recognize impairment write-downs based primarily on fair value, issuer-specific factors and results, and our intent to hold such investments. Our investment securities portfolio is evaluated in light of established asset/liability management objectives, and changing market conditions that could affect the profitability of the portfolio, as well as the level of interest rate risk to which we are exposed.

Our investment securities portfolio is comprised of various financial instruments. At December 31, 2009, our investment securities portfolio totaled $8.6 billion. The composition and maturity of the portfolio is presented on the following two tables.

Table 37 — Investment Securities Portfolio Summary at Fair Value

	At December 31,
	2009	2008	2007
(In thousands)

U.S. Treasury	$99,154	$11,157	$556
Federal agencies	6,467,499	2,231,821	1,744,216
Other	2,021,261	2,141,479	2,755,399

Total investment securities	$8,587,914	$4,384,457	$4,500,171

Duration in years(1)	2.4	5.2	3.2

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

Table 38 — Investment Securities Portfolio Composition and Maturity

	At December 31, 2009
	Amortized
	Cost	Fair Value	Yield(1)
(amounts in thousands)

U.S. Treasury
Under 1 year	$—	$—	—%
1-5 years	99,735	99,154	1.15
6-10 years	—	—	—
Over 10 years	—	—	—

Total U.S. Treasury	99,735	99,154	1.15

Federal agencies — mortgage backed securities
Mortgage backed securities
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	692,119	688,420	3.94
Over 10 years	2,752,317	2,791,688	3.65

Total mortgage-backed Federal agencies	3,444,436	3,480,108	3.70

	At December 31, 2009
	Amortized
	Cost	Fair Value	Yield(1)
(amounts in thousands)

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	—	—	—
1-5 years	258,672	260,388	1.61
6-10 years	—	—	—
Over 10 years	—	—	—

Total TLGP securities	258,672	260,388	1.61

Other agencies
Under 1 year	159,988	162,518	1.74
1-5 years	2,556,213	2,555,782	1.70
6-10 years	8,614	8,703	3.87
Over 10 years	—	—	—

Total other Federal agencies	2,724,815	2,727,003	1.71

Total U.S. Government backed agencies	6,427,923	6,467,499	2.78

Municipal securities
Under 1 year	—	—	—
1-5 years	6,050	6,123	6.53
6-10 years	54,445	58,037	5.82
Over 10 years	57,952	60,625	7.69

Total municipal securities	118,447	124,785	6.76

Private label CMO
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	—	—	—
Over 10 years	534,377	477,319	5.34

Total private label CMO	534,377	477,319	5.34

Asset backed securities
Under 1 year	—	—	—
1-5 years	352,850	353,114	1.77
6-10 years	256,783	262,826	4.98
Over 10 years	518,841	364,376	2.46

Total asset-backed securities	1,128,474	980,316	2.78

Other
Under 1 year	2,250	2,250	3.50
1-5 years	4,656	4,798	3.52
6-10 years	1,104	1,166	10.81
Non-marketable equity securities	376,640	376,640	4.80
Marketable equity securities	54,482	53,987	3.70

Total other	439,132	438,841	5.24

Total investment securities	$8,748,088	$8,587,914	3.10%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

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

Given the continued disruption in the financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available for sale investment securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent regarding the decision to hold temporarily impaired securities changes in future periods, we may be required to record noncredit OTTI, which will negatively impact our earnings.

Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities

Our three highest risk segments of our investment portfolio are the Alt-A mortgage backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continues to reflect the economic environment. Each of these securities in these three segments is subjected to a rigorous review of their projected cash flows. These reviews are supported with analysis from independent third parties. (See the “Investment Securities” section located within the “Critical Accounting Policies and Use of Significant Estimates” section for additional information).

The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of December 31, 2009:

Table 39 — Credit Ratings of Selected Investment Securities (1)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/−	A +/−	BBB +/−	<BBB−
(In millions)

Private label CMO securities	$534.4	$477.3	$39.0	$21.6	$35.6	$92.1	$289.0
Alt-A mortgage-backed securities	136.1	116.9	23.1	26.9	—	—	66.9
Pooled-trust-preferred securities	241.8	106.1	—	24.4	—	29.2	52.5

Total at December 31, 2009	$912.3	$700.3	$62.1	$72.9	$35.6	$121.3	$408.4

Total at December 31, 2008	$1,327.4	$987.5	$390.6	$84.4	$174.1	$49.7	$288.7

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, which could result in a reduction to our regulatory capital ratios.

In an effort to lower the risk profile of the Alt-A portfolio, we sold $214.9 million (book value) of our Alt-A securities during 2009, resulting in a net securities gain of $3.4 million. These sold securities were some of the lower rated securities that we owned.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio. Each of the securities is part of a pool of issuers and each support a more senior tranche of securities except for the I-Pre TSL II security that is the most senior class.

Table 40 — Trust Preferred Securities Data

December 31, 2009

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a% of
					Lowest	Currently	as a % of	Remaining
		Book	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Value	Value	Gain/(Loss)	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
(Dollar amounts in thousands)

Alesco II(1)	$40,219	$31,580	$9,838	$(21,742)	CC	33/43	23%	19%	—%
Alesco IV(1)	20,246	11,899	2,962	(8,937)	CC	38/53	29	29	—
ICONS	20,000	20,000	11,980	(8,020)	BBB	29/30	3	13	56
I-Pre TSL II	36,916	36,811	24,474	(12,337)	AA	29/29	—	15	72
MM Comm II(1)	24,544	23,457	17,171	(6,286)	BBB	5/8	5	8	—
MM Comm III(1)	11,930	11,398	5,769	(5,629)	B	8/12	5	42	—
Pre TSL IX(1)	5,000	4,194	1,625	(2,569)	CC	37/49	25	26	—
Pre TSL X(1)	17,150	11,648	3,358	(8,290)	CC	39/57	36	33	—
Pre TSL XI(1)	25,000	24,155	9,820	(14,335)	CC	51/65	20	22	—
Pre TSL XIII(1)	27,530	23,623	8,688	(14,935)	CC	55/65	17	24	—
Reg Diversified(1)	25,500	7,499	589	(6,910)	D	32/45	30	29	—
Soloso(1)	12,500	4,486	628	(3,858)	C	52/70	18	27	—
Tropic III	31,000	31,000	9,188	(21,812)	CCC-	31/45	28	27	19

Total	$297,535	$241,750	$106,091	$(135,660)

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Interest Rate Risk

OVERVIEW

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-bearing assets and liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity (option risk), changes in the shape of the yield curve whereby interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and London Interbank Offered Rate (LIBOR) (basis risk.)

Our board of directors establishes broad policy limits with respect to interest rate risk. Our Market Risk Committee (MRC), formerly the Management Risk Committee, establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our MRC regularly monitors the level of interest rate risk sensitivity to ensure compliance with board of directors approved risk limits.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business segment forecasts, management objectives, market expectations, and policy constraints.

“Asset sensitive position” refers to an increase in short-term interest rates that is expected to generate higher net interest income as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities. Conversely, “liability sensitive position” refers to an increase in short-term interest rates that is expected to generate lower net interest income as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time period. Although bank owned life insurance, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest earning assets, and the net revenue from these assets is in noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because they have attributes similar to interest earning assets. Economic value of equity (EVE) analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation period.

The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other assets and liabilities. Balance sheet growth assumptions are also considered in the income simulation model. The models include the effects of derivatives, such as interest rate swaps, interest rate caps, floors, and other types of interest rate options.

The baseline scenario for income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative interest rate scenarios include parallel rate shifts on both a gradual and immediate basis, movements in interest rates that alter the shape of the yield curve (e.g., flatter or steeper yield curve), and current interest rates remaining unchanged for the entire measurement period. Scenarios are also developed to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the prime rate.

The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/−100” and “+/−200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. We assumed that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The table below shows the results of the scenarios as of December 31, 2009, and December 31, 2008. All of the positions were within the board of directors’ policy limits.

Table 41 — Net Interest Income at Risk

Net Interest Income at Risk (%)

Basis point change scenario	−200	−100	+100	+200

Board policy limits	−4.0%	−2.0%	−2.0%	−4.0%

December 31, 2009	−0.3%	+0.2%	−0.1%	−0.4%
December 31, 2008	−0.3%	−0.9%	+0.6%	+1.1%

The net interest income at risk reported as of December 31, 2009 for the “+200” basis points scenario shows a change to a slight near-term liability sensitive position compared with December 31, 2008. Net interest income at risk reflects actions taken by management to improve the liquidity position of the balance sheet and improvements made in modeling assumptions regarding deposit pricing. The primary factors contributing to the change include:

•	3.1% incremental liability sensitivity reflecting the net impact of the execution of $7.0 billion receive fixed interest rates swaps during 2009, partially offset by $2.9 billion receive fixed interest rates swap maturities and early terminations, to offset the impact of actual and anticipated reductions in fixed-rate assets.

•	1.7% incremental asset sensitivity reflecting the decrease in floating rate debt and an increase in deposits and net free funds.

•	1.2% incremental liability sensitivity reflecting the purchase of securities to maintain a higher liquidity position.

•	1.3% incremental asset sensitivity reflecting the sale of municipal securities, the securitization and sale of automobile loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.

•	0.9% incremental liability sensitivity reflecting an update to deposit pricing models.

•	0.7% incremental asset sensitivity reflecting the anticipated slow down in fixed-rate loan originations due to customer preferences for variable-rate loans.

The primary simulations for EVE at risk assume immediate “+/−100” and “+/−200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the December 31, 2009, results compared with December 31, 2008. All of the positions were within the board of directors’ policy limits.

Table 42 — Economic Value of Equity at Risk

Economic Value of Equity at Risk (%)

Basis point change scenario	−200	−100	+100	+200

Board policy limits	−12.0%	−5.0%	−5.0%	−12.0%

December 31, 2009	+0.8%	+2.7%	−3.7%	−9.1%
December 31, 2008	−3.4%	−1.0%	−2.6%	−7.2%

The EVE at risk reported as of December 31, 2009 for the “+200” basis points scenario shows a change to a higher long-term liability sensitive position compared with December 31, 2008, reflecting actions taken by management to improve the capital and liquidity position of the balance sheet, and improvements made in modeling assumptions regarding deposit pricing and mortgage asset prepayments. The primary factors contributing to the change include:

•	2.7% incremental liability sensitivity reflecting the purchase of securities to maintain a higher liquidity position.

•	2.8% incremental liability sensitivity reflecting the execution of $7.0 billion receive fixed interest rates swaps during 2009, partially offset by $2.9 billion receive fixed interest rates swap maturities and early terminations, to offset the impact of actual and anticipated reductions in fixed-rate assets.

•	2.5% incremental asset sensitivity reflecting the sale of municipal securities, the securitization of indirect auto loans, and the sale of residential mortgage loans, slightly offset by an increase in other securities.

•	1.2% incremental asset sensitivity reflecting the improvements made in modeling assumptions regarding deposit pricing, mortgage asset prepayments, and implied forward yield curves.

The remainder of the change in EVE at risk for the “+200” basis points scenario was primarily related to a change in market rates throughout the year as longer-term interest rates implied by the current yield curve increased resulting in incremental liability sensitivity.

MORTGAGE SERVICING RIGHTS (MSRs)

(This section should be read in conjunction with Note 7 of the Notes to the Consolidated Financial Statements.)

At December 31, 2009, we had a total of $214.6 million of capitalized MSRs representing the right to service $16.0 billion in mortgage loans. Of this $214.6 million, $176.4 million was recorded using the fair value method, and $38.2 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value. If we do not actively engage in hedging, the MSR asset is adjusted using the amortization method, and is carried at the lower of cost or market value.

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

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets, and are presented in Table 12.

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

Investment decisions that incorporate credit risk require the approval of the independent credit administration function. The degree of initial due diligence and subsequent review is a function of the type, size, and collateral of the investment. Performance is monitored on a regular basis, and reported to the MRC.

From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are included in “accrued income and other assets” on our consolidated balance sheet. At December 31, 2009, we had a total of $34.5 million of such investments, down from $44.7 million at December 31, 2008. Net gains related to these equity investments totaled $0.7 million in 2009, compared with net losses of $9.0 million in 2008. The 2008 losses reflected a $5.9 million venture capital loss, and $4.5 million of losses on public equity funds that bought and sold primarily publicly traded securities. These investments were primarily in funds that focused on the financial services sector that, during 2008, performed worse than the broad equity market. In 2009, we sold these public equity fund investments.

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

The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal “business as usual” and unanticipated, stressed circumstances. The Risk Management Committee was appointed by the HBI Board Risk Committee to oversee liquidity risk management and establish policies and limits, based upon analyses of the ratio of loans to deposits, liquid asset coverage ratios, the percentage of assets funded with noncore or wholesale funding, net cash capital, liquid assets, and emergency borrowing capacity. In addition, operating guidelines are established to ensure that bank loans included in the Retail and Business Banking, Commercial Banking, Commercial Real Estate, and PFG business segments are funded with core deposits. These operating guidelines also ensure diversification of noncore funding by type, source, and maturity and provide sufficient liquidity to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any credit rating changes and/or other trigger events related to financial ratios, deposit fluctuations, debt issuance capacity, stock performance, or negative news related to us or the banking industry. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee adherence to, and the maintenance of, the contingency funding plan(s). A Contingency Funding Working Group monitors daily cash flow trends, branch activity, unfunded commitments, significant transactions, and parent company subsidiary sources and uses of funds in order to identify areas of concern, and establish specific funding strategies. This group works closely with the Risk Management Committee and the HBI Communication Team in order to identify issues that may require a more proactive communication plan to shareholders, employees, and customers regarding specific events or issues that could have an impact on our liquidity position.

In the normal course of business, in order to better manage liquidity risk, we perform stress tests to determine the effect that a potential downgrade in our credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings, which are presented in Table 47, have a direct impact on our cost of funds and ability to raise funds under normal, as well as adverse, circumstances. The results of these stress tests indicate that sufficient sources of funds are available to meet our financial obligations and fund our operations for a 12-month period. The stress test scenarios include testing to determine the impact of an interruption to our access to the national markets for funding, significant run-off in core deposits and liquidity triggers inherent in other financial agreements. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity over different time periods to project how funding needs would be managed. The specific alternatives for enhancing liquidity include generating client deposits, securitizing or selling loans, selling or maturing of securities, and extending the level or maturity of wholesale borrowings.

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

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2009, these core deposits, of which our Retail and Business Banking business segment provided 77%, funded 73% of total assets. At December 31, 2009, total core deposits represented 92% of total deposits, an increase from 86% at the prior year-end.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Specifically, if the FDIC permits the Transaction Account Guarantee Program (“TAGP”) to expire as scheduled on June 30, 2010, customers may elect to reduce their deposits with us in an effort to maintain deposit insurance coverage. The TAGP is a voluntary program provided by the FDIC as part of its TLGP. Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the customer’s entire account balance. This program provides our customers with additional deposit insurance coverage, and is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules. At December 31, 2009, noninterest-bearing transaction account balances exceeding $250,000 totaled $2.5 billion, and represented the amount of noninterest-bearing transaction customer deposits that would not have been FDIC insured without the additional coverage provided by the TAGP.

As referenced in the above paragraph, the FDIC establishes a coverage limit, generally $250,000 currently, for interest-bearing deposit balances. To provide our customers deposit insurance above the established $250,000, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount covered by FDIC insurance. At December 31, 2009, we had $529.4 million of CDARS deposit balances.

Demand deposit overdrafts that have been reclassified as loan balances were $40.4 million and $17.1 million at December 31, 2009 and 2008, respectively.

Domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs totaled $2.7 billion at the end of 2009 and $4.7 billion at the end of 2008. The contractual maturities of these deposits at December 31, 2009 were as follows: $1.0 billion in three months or less, $0.5 billion in three months through six months, $0.8 billion in six months through twelve months, and $0.4 billion after twelve months.

The following table reflects deposit composition detail for each of the past five years.

Table 43 — Deposit Composition

	At December 31,
	2009		2008		2007		2006		2005
(In millions)

By Type
Demand deposits — noninterest-bearing	$6,907	17%	$5,477	14%	$5,138	14%	$3,616	14%	$3,390	15%
Demand deposits — interest-bearing	5,890	15	4,083	11	4,049	11	2,389	10	2,016	9
Money market deposits	9,485	23	5,182	14	6,643	18	5,362	21	5,364	24
Savings and other domestic time deposits	4,652	11	4,930	13	5,282	14	3,101	12	3,178	14
Core certificates of deposit	10,453	26	12,856	34	10,851	29	5,430	22	4,024	18

Total core deposits	37,387	92	32,528	86	31,963	86	19,898	79	17,972	80
Other domestic time deposits of $250,000 or more	652	2	1,328	3	1,676	4	1,012	4	767	3
Brokered deposits and negotiable CDs	2,098	5	3,354	9	3,377	9	3,346	13	3,200	14
Deposits in foreign offices	357	1	733	2	727	1	792	4	471	3

Total deposits	$40,494	100%	$37,943	100%	$37,743	100%	$25,048	100%	$22,410	100%

Total core deposits:
Commercial	$11,368	30%	$7,971	25%	$9,018	28%	$6,063	30%	$5,352	30%
Personal	26,019	70	24,557	75	22,945	72	13,835	70	12,620	70

Total core deposits	$37,387	100%	$32,528	100%	$31,963	100%	$19,898	100%	$17,972	100%

In 2009, we reduced our dependence on noncore funds (total average liabilities less average core deposits and average accrued expenses and other liabilities) to 21% of total average assets, down from 28% in 2008. However, to the extent that we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At December 31, 2009, total wholesale funding was $7.8 billion, a decrease from $13.8 billion at December 31, 2008. The $7.8 billion portfolio at December 31, 2009, had a weighted average maturity of 4.5 years. Various strategies (described below), as well as growth in core deposits, reduced our reliance on wholesale borrowings.

During 2009, we initiated various strategies with the intent of further strengthening our liquidity position, as well as reducing the size of our balance sheet to, among other objectives, provide additional support to our TCE ratio (see “Capital” discussion). Our actions taken during 2009 resulted in: (a) $4.1 billion increase in our unpledged investment securities, (b) $0.7 billion increase in available cash and due from banks, (c) $1.0 billion automobile loan securitization, (d) $0.6 billion sale of municipal securities, (e) $0.6 billion debt issuance as part of the TLGP, and (f) $0.2 billion mortgage loan sale. Any proceeds from these actions were used primarily to pay down wholesale borrowings.

In addition to these actions, core deposits grew $4.9 billion during 2009. This increase reduced our reliance upon noncore funding sources. In addition, our loan-to-deposit ratio improved to 91% at December 31, 2009, compared with 108% at December 31, 2008.

In late 2009, we redeemed $370.8 million aggregate principle amount of certain subordinated notes issued previously by the Bank. This capital at the Bank was replaced with an intercompany subordinated note from the parent company in the amount of $400 million with a term of 15 years. A pretax gain of $73.6 million was recorded reflecting the difference between the carrying value of the notes and the purchase price of the debt, net of expenses and associated interest rate swaps. This transaction increased the quantity and quality of the Bank’s capital, and did not have a material impact on our liquidity position.

The Bank has access to the Federal Reserve’s discount window and Term Auction Facility (TAF). These borrowings are secured by commercial loans and home equity lines-of-credit. The Bank is also a member of the Federal Home Loan Bank (FHLB)-Cincinnati, and as such, has access to advances from this facility. These advances are generally secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. Information regarding amounts pledged, for the ability to borrow if necessary, and unused borrowing capacity at both the Federal Reserve and the FHLB-Cincinnati, are outlined in the following table:

Table 44 — Federal Reserve and FHLB-Cincinnati Borrowing Capacity

	December 31,
	2009	2008
(In billions)

Loans and Securities Pledged:
Federal Reserve Bank	$8.5	$8.4
FHLB-Cincinnati	8.0	9.2

Total loans and securities pledged	$16.5	$17.6
Total unused borrowing capacity at Federal Reserve Bank and FHLB-Cincinnati	$7.9	$8.7

As part of a periodic review conducted by the Federal Reserve, our discount window and TAF borrowing capacity was reduced during 2009. The reduction was based on the lowering of the specific percentages of pledged amounts available for borrowing.

We can also obtain funding through other methods including: (a) purchasing federal funds (see Table 45 below), (b) selling securities under repurchase agreements (see Table 45 below), (c) the sale or maturity of investment securities, (d) the sale or securitization of loans, (e) the sale of national market certificates of deposit, (f) the relatively shorter-term structure of our commercial loans (see Table 46 below) and automobile loans, and (g) the issuance of common and preferred stock.

At December 31, 2009, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 45 — Federal Funds Purchased and Repurchase Agreements

	At December 31,
	2009	2008	2007	2006	2005
(In millions)

Balance at year-end	$851	$1,389	$2,706	$1,632	$1,820
Weighted average interest rate at year-end	0.20%	0.44%	3.54%	4.25%	3.46%
Maximum amount outstanding at month-end during the year	$1,395	$3,607	$2,961	$2,366	$1,820
Average amount outstanding during the year	945	2,485	2,295	1,822	1,319
Weighted average interest rate during the year	0.21%	1.75%	4.14%	4.02%	2.41%

Table 46 — Maturity Schedule of Commercial Loans

	December 31, 2009
	One Year	One to	After		Percent of
	or Less	Five Years	Five Years	Total	Total
(In millions)

Commercial and industrial	$4,729	$6,053	$2,106	$12,888	63%
Commercial real estate — construction	850	597	22	1,469	7
Commercial real estate — commercial	2,390	2,827	1,003	6,220	30

Total	$7,969	$9,477	$3,131	$20,577	100%

Variable interest rates	$7,528	$7,701	$2,685	$17,914	87%
Fixed interest rates	441	1,776	446	2,663	13

Total	$7,969	$9,477	$3,131	$20,577	100%

Percent of total	39%	46%	15%	100%

At December 31, 2009, the fair value of our portfolio of investment securities totaled $8.6 billion, of which $2.8 billion was pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements. The composition and maturity of these securities were presented in Table 38.

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

At December 31, 2009, the parent company had $1.4 billion in cash or cash equivalents, compared with $1.1 billion at December 31, 2008. The following actions taken during 2009 affected the parent company’s liquidity position: (a) the issuance of 213.0 million shares of new common stock through two common stock offerings resulting in aggregate gross proceeds of $796.8 million; (b) the completion of three separate “discretionary equity issuance” programs, which allowed us to take advantage of market opportunities to issue an additional 92.7 million shares of common stock worth $338.9 million; (c) two contributions of $250.0 million and one contribution of $400.0 million, or $900.0 million total, of additional capital made by the parent company to the Bank, which increased the Bank’s regulatory capital levels above its already “well-capitalized” levels; and (d) the redemption of a portion of our junior subordinated debt at a total cost of $96.2 million. A portion of the cash proceeds received from the common stock issuances were used to purchase investment securities.

Based on the current dividend of $0.01 per common share, cash demands required for common stock dividends are estimated to be approximately $7.2 million per quarter. We recognize the importance of the dividend to our shareholders. While our overall capital and liquidity positions are strong, extreme economic market deterioration and the changing regulatory environment drove the difficult but prudent decision to reduce the dividend during the 2009 first quarter to $0.01 per common share. This proactive measure contributed to growth in capital and the strengthening of our balance sheet. Table 65 provides additional detail regarding quarterly dividends declared per common share.

During 2008, we issued an aggregate $569 million of Series A Non-cumulative Perpetual Convertible Preferred Stock. The Series A Preferred Stock will pay, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly (see Note 16 of the Notes to Consolidated Financial Statements). During the 2009 first and second quarters, we entered into agreements with various institutional investors exchanging shares of our common stock for shares of the Series A Preferred Stock held by them (see “Capital/Capital Adequacy” discussion). In the aggregate, these exchanges are anticipated to reduce our total dividend cash requirements (common, Series A Preferred Stock, and Series B Preferred Stock) by an estimated $4.0 million per quarter. Considering these exchanges and the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.

Also during 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury as a result of our participation in the TARP voluntary CPP. The Series B Preferred Stock will pay cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, resulting in quarterly cash demands of approximately $18 million through 2012, and $32 million thereafter (see Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at December 31, 2009, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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

Table 47 — Credit Ratings

December 31, 2009
	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	Baa2	Baa3	P-2	Negative
Standard and Poor’s	BB+	BB	B	Negative
Fitch Ratings	BBB	BBB-	F2	Negative
The Huntington National Bank
Moody’s Investor Service	Baa1	Baa2	P-2	Negative
Standard and Poor’s	BBB-	BB+	A-3	Negative
Fitch Ratings	BBB+	BBB	F2	Negative

During 2009, all three rating agencies lowered their credit ratings for both the parent company and the Bank. The credit ratings to senior unsecured notes, subordinated notes, and short-term debt were changed. The above table reflects these changes. During the 2009 third quarter, Fitch Ratings reaffirmed the ratings given to both the parent company and the Bank. The FHLB uses the Bank’s credit rating in its calculation of borrowing capacity. As a result of these credit rating changes, the FHLB reduced our borrowing capacity by $370 million during the 2009 first quarter.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years, and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that the parent company, and the Bank, are required to hold.

Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2009, we had $0.6 billion of standby letters of credit outstanding, of which 60% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company (HIC), our broker-dealer subsidiary. Due to the credit rating changes in 2009 noted above, and pursuant to the letters of credit issued by the Bank, the Bank repurchased substantially all of these securities, net of payments and maturities, during 2009. As a result of these repurchases, only $32.3 million of these standby letters of credit remained outstanding at December 31, 2009.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At December 31, 2009 and

December 31, 2008, we had commitments to sell residential real estate loans of $662.9 million and $759.4 million, respectively. These contracts mature in less than one year.

During the 2009 first quarter, we transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. The securitization qualified for sale accounting under ASC 860. We retained $210.9 million of the related securities and recorded a $47.1 million retained residual interest as a result of the transaction. Subsequent to the transaction, we sold $78.4 million of these securities in the 2009 second quarter. These amounts were recorded as investment securities on our balance sheet. We also recorded a $5.9 million loss in other noninterest income on our income statement and recorded a $19.5 million servicing asset in accrued income and other assets associated with this transaction. In 2009, amended guidance was issued by FASB with respect to this type of transaction. With our adoption of this amended guidance in 2009, the trust was consolidated on January 1, 2010. (See Note 3 of the Notes to the Financial Statements for additional details.)

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 48 — Contractual Obligations(1)

	December 31, 2009
	One Year	1 to 3	3 to 5	More Than
	or Less	Years	Years	5 Years	Total
(In millions)

Deposits without a stated maturity	$25,603	$—	$—	$—	$25,603
Certificates of deposit and other time deposits	11,131	3,441	274	45	14,891
Federal Home Loan Bank advances	142	5	14	8	169
Short-term borrowings	876	—	—	—	876
Other long-term debt	231	902	91	1,145	2,369
Subordinated notes	84	65	183	932	1,264
Operating lease obligations	45	84	73	156	358
Purchase commitments	101	78	24	11	214

(1)	Amounts do not include associated interest payments.

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

Risk Management manages the risk for the company through processes that assess the overall level of risk on a regular basis and identifies specific risks and the steps being taken to mitigate them. To mitigate operational and compliance risks, we have established a senior management level Operational Risk Committee, headed by the chief operational risk officer, and a senior management level Legal, Regulatory, and Compliance Committee, headed by the director of corporate compliance. The responsibilities of these committees, among other things, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and develop recommendations to address the identified issues. Both of these committees report any significant findings and recommendations to the executive level Risk Management Committee, headed by the chief risk officer. Additionally, potential concerns may be escalated to the Risk Committee of the board of directors, as appropriate.

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses, and strengthen our overall performance.

Capital/Capital Adequacy

(This section should be read in conjunction with Significant Items 1 and 5.)

Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.3 billion at December 31, 2009. This represented a decrease compared with $7.2 billion at December 31, 2008, primarily reflecting the negative impact of the $2.6 billion goodwill impairment charge, partially offset by the issuance of 305.7 million new shares of common stock, through two common stock offerings and three “discretionary equity issuance” programs, worth $1.1 billion, and the exchange of a portion of our Series A Preferred Stock for 41.1 million shares of our common stock worth $0.2 billion (see “Tier 1 Common Equity” section below).

Tier 1 Common Equity

During 2009, a key priority was to strengthen our capital position in order to withstand potential future credit losses should the economic environment continue to deteriorate. During the 2009 second quarter, the Federal Reserve conducted a Supervisory Capital Assessment Program (SCAP) on the country’s 19 largest bank holding companies to determine the amount of capital required to absorb losses that could arise under “baseline” and “more adverse” economic scenarios. The SCAP results determined that a Tier 1 common capital risk based ratio of at least 4.0% would be needed. A total of 10 of the 19 bank holding companies were directed to increase their capital levels to meet this 4.0% threshold.

While we were not one of these 19 institutions required by the Federal Reserve to conduct a forward-looking capital assessment, or “stress test”, we believed it important that we have an equivalent relative amount of capital to meet the official SCAP threshold of a 4% Tier 1 common capital risk-based ratio. As such, in May of 2009, we conducted an internal analysis designed to emulate the SCAP “more adverse” economic scenario based on December 31, 2008, portfolio balances as modeled by the Federal Reserve. As a result of that analysis, we disclosed on May 20, 2009, that we estimated $675 million of Tier 1 common equity was needed in addition to that already obtained through that date. By June 30, 2009, substantially all of that capital had been obtained. On September 17, 2009, we announced the completion of a third discretionary equity issuance program that raised a net $146.9 million of common equity, thus exceeding the remaining capital needed indicated by our internal SCAP analysis.

On that same date (September 17, 2009), we announced a new $350 million common stock offering as favorable market conditions and investor interest presented an opportunity to continue to build common equity efficiently to the long-term benefit of our shareholders. On September 19, 2009, we announced the completion of this common stock offering, which resulted in a net $440.4 million issuance of common equity. This capital, over and above that indicated by our internal SCAP analysis, increases our flexibility to repurchase debt and improve our overall funding. Further, it provides additional capacity to pursue growth of our core businesses, which includes supporting organic asset and deposit growth. This capital also provides us with sufficient capital to withstand a stressed economic scenario, allows us to take advantage of initiatives identified through our strategic planning effort currently underway, and significantly enhances our ability to eventually repay our $1.4 billion of TARP capital.

The following table summarizes the primary activity during 2009 to increase Tier 1 common equity:

Table 49 — Tier 1 Common Equity Activity

			Other
	Common Stock		Retained
	Shares	Amount	Earnings	Total
(In millions)

Franklin restructuring	—	$—	$159.9	$159.9
Conversion of preferred stock	24.6	114.1	—	114.1
Other(1)	—	—	47.1	47.1

Total 2009 First Quarter	24.6	114.1	207.0	321.1
Discretionary equity issuance #1	38.5	117.6	—	117.6
Discretionary equity issuance #2	18.5	74.4	—	74.4
Conversion of preferred stock	16.5	92.3	—	92.3
Common stock offering	103.5	356.4		356.4
Gain on cash tender offer of certain trust preferred securities	—	—	43.8	43.8
Gain related to Visa stock	—	—	20.4	20.4

Total 2009 Second Quarter	177.0	640.7	64.2	704.9
Discretionary equity issuance #3	35.7	146.9	—	146.9
Common stock offering	109.5	440.4	—	440.4

Total 2009 Third Quarter	145.2	587.3	—	587.3
Gain on early extinguishment of debt	—	—	47.9	47.9

Total 2009 Fourth Quarter	—	—	47.9	47.9

Total 2009	346.8	$1,342.1	$319.1	$1,661.2

(1)	Primarily represents improvement in other comprehensive income.

As shown in the table above, these actions increased our Tier 1 common equity by $1.7 billion during 2009. While we may continue to seek opportunities to further strengthen our capital position, we believe that we have sufficient capital to withstand a severe economic scenario similar to that used by the Federal Reserve in its modeling of capital adequacy for the 19 large bank holding companies where “stress tests” were conducted.

The following table presents risk-weighed assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 50 — Capital Adequacy

	December 31,
	2009	2008	2007	2006	2005
(In millions)

Consolidated capital calculations:
Shareholders’ common equity	$3,648	$5,351	$5,951	$3,016	$2,561
Shareholders’ preferred equity	1,688	1,878	—	—	—

Total shareholders’ equity	5,336	7,229	5,951	3,016	2,561
Goodwill	(444)	(3,055)	(3,059)	(571)	(213)
Intangible assets	(289)	(357)	(428)	(59)	(5)
Intangible asset deferred tax liability(1)	101	125	150	21	2

Total tangible equity(2)	4,704	3,942	2,614	2,407	2,345
Shareholders’ preferred equity	(1,688)	(1,878)	—	—	—

Total tangible common equity(2)	$3,016	$2,064	$2,614	$2,407	$2,345

Total assets	$51,555	$54,353	$54,697	$35,329	$32,765
Goodwill	(444)	(3,055)	(3,059)	(571)	(213)
Other intangible assets	(289)	(357)	(428)	(59)	(5)
Intangible asset deferred tax liability(1)	101	125	150	21	2

Total tangible assets(2)	$50,923	$51,066	$51,360	$34,720	$32,549

Tier 1 equity	$5,201	$5,036	$3,460	$2,784	$2,701
Shareholders’ preferred equity	(1,688)	(1,878)	—	—	—
Trust preferred securities	(570)	(736)	(785)	(320)	(300)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity(2)	$2,893	$2,372	$2,625	$2,414	$2,351

Risk-weighted assets (RWA) Consolidated	$43,248	$46,994	$46,044	$31,155	$29,599
Bank	43,149	46,477	45,731	30,779	29,243
Tier 1 common equity/RWA ratio(2),(3)	6.69%	5.05%	5.70%	7.75%	7.94%
Tangible equity/tangible asset ratio(2)	9.24	7.72	5.09	6.93	7.20
Tangible common equity/tangible asset ratio(2)	5.92	4.04	5.09	6.93	7.20

(1)	Intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(3)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.

As shown in the above table, our consolidated TCE ratio was 5.92% at December 31, 2009, an increase from 4.04% at December 31, 2008. The 188 basis point increase from December 31, 2008, primarily reflected the $796.8 million aggregate of new common stock offering issuances, the $206.4 million conversion of

Series A Preferred Stock to common stock, as well as the reducing of our balance sheet through the securitizing of automobile loans, and the selling of a portion of our municipal securities portfolio, as well as mortgage loans.

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

Table 51 — Regulatory Capital Activity

	Shareholder			Disallowed	Disallowed
	Common	Preferred	Qualifying	Goodwill &	Other	Tier 1
	Equity(1)	Equity	Core Capital(2)	Intangible Assets	Adjustments (net)	Capital
(In millions)

Balance at December 31, 2008	$5,676.2	$1,877.7	$787.9	$(3,286.8)	$(19.4)	$5,035.6
Cumulative effect accounting changes	3.5	—	—	—	—	3.5
Earnings	(3,094.2)	—	—	—	—	(3,094.2)
Changes to disallowed adjustments	—	—	—	2,654.6	—	2,654.6
Dividends	(124.7)	—	—	—	—	(124.7)
Issuance of common stock	1,145.8	—	—	—	—	1,145.8
Conversion of preferred stock	206.4	(206.4)	—	—	—	—
Amortization of preferred discount	(16.0)	16.0	—	—	—	—
Redemption of junior subordinated debt	—	—	(166.3)	—	—	(166.3)
Disallowance of deferred tax assets	—	—	—	—	(260.1)	(260.1)
Change in minority interest	—	—	(1.1)	—	—	(1.1)
Other	7.9	0.2	—	—	—	8.1

Balance at December 31, 2009	$3,804.9	$1,687.5	$620.5	$(632.2)	$(279.5)	$5,201.2

		Qualifying
	Qualifying	Subordinated		Tier 1 Capital	Total Risk-Based
	ACL	Debt	Tier 2 Capital	(from above)	Capital

Balance at December 31, 2008	$591.8	$907.2	$1,499.0	$5,035.6	$6,534.6
Change in qualifying subordinated debt	—	(434.0)	(434.0)	—	(434.0)
Change in qualifying ACL	(35.5)	—	(35.5)	—	(35.5)
Changes to Tier 1 Capital (see above)	—	—	—	165.6	165.6

Balance at December 31, 2009	$556.3	$473.2	$1,029.5	$5,201.2	$6,230.7

(1)	Excludes other comprehensive income (OCI) and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for the past five years:

Table 52 — Regulatory Capital Ratios

		At December 31,
		2009	2008	2007	2006	2005

Total risk-weighted assets	Consolidated	$43,248	$46,994	$46,044	$31,155	$29,599
(in millions)	Bank	43,149	46,477	45,731	30,779	29,243
Tier 1 leverage ratio(1)	Consolidated	10.09%	9.82%	6.77%	8.00%	8.34%
	Bank	5.59	5.99	5.99	5.81	6.21
Tier 1 risk-based capital ratio(1)	Consolidated	12.03	10.72	7.51	8.93	9.13
	Bank	6.66	6.44	6.64	6.47	6.82
Total risk-based capital ratio(1)	Consolidated	14.41	13.91	10.85	12.79	12.42
	Bank	11.08	10.71	10.17	10.44	10.56

(1)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.

At December 31, 2009, the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $2.6 billion and $1.9 billion, respectively.

Our risk-weighted capital ratios improved during 2009 compared with the prior year. The primary driver of these improvements was the $1.3 billion of net proceeds from the three discretionary equity issuance programs, conversions from preferred stock to common stock, and the common stock public offering completed in 2009. Additionally, risk-weighted assets declined during the 2009, as both loans outstanding and unfunded loan commitments decreased. These improvements were slightly offset by an increase in the amount of our net deferred tax asset that was disallowed for regulatory capital purposes. Regulations require that we deduct from our Tier 1 capital any amount that we cannot demonstrate the ability to recover within the next 12 months. This adjustment to regulatory capital has no impact on our assessment of the realizability of our net deferred tax asset.

In late 2009, we redeemed $370.8 million aggregate principal amount of certain subordinated notes issued previously by the Bank. This capital at the Bank was replaced with an intercompany subordinated note from the parent company in the amount of $400 million with a term of 15 years. A pretax gain of $73.6 million was recorded reflecting the difference between the carrying value of the notes and the purchase price of the debt, net of expenses and associated interest rate swaps. On a consolidated basis, this transaction reduced our Tier 2 capital by $354.9 million and increased our Tier 1 capital by $47.9 million, which included gain on the extinguishment of debt net of fees and associated interest rate swaps.

The Bank’s risk-weighted assets declined compared with December 31, 2008, as both loans outstanding and unfunded loan commitments decreased. At December 31, 2009, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.3 billion and $0.5 billion, respectively.

Preferred Stock/TARP

In 2008, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock is nonvoting and may be convertible at any time, at the option of the holder, into 83.668 shares of our common stock. Shares of Series A Preferred Stock held by investors is not a component of Tier 1 common equity. As previously discussed (see “Tier 1 Common Equity” section), we entered into agreements with various institutional investors exchanging 41.1 million shares of our common stock for 0.2 million shares of the Series A Preferred Stock held by them during 2009. These transactions increased common equity by $206.4 million, while preferred equity decreased by the same amount.

During 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 23.6 million shares of our common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital. The resulting discount on the preferred stock will be amortized, resulting in additional dilution to our earnings per share. The Series B Preferred Stock is not a component of Tier 1 common equity. (See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).

Other Capital Matters

To accelerate the building of capital, we reduced our quarterly common stock dividend to $0.01 per common share, effective with the dividend paid April 1, 2009.

On February 18, 2009, our 2006 Repurchase Program was terminated. Additionally, as a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during 2009.

As shown in the Table 65, our book value per share declined to $5.10 per share at December 31, 2009, from $14.62 per share at December 31, 2008. This decline reflected the net loss applicable to common shares in 2009, which included a $2.6 billion impairment of our goodwill (see the “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section). Our tangible book value per share, which excludes goodwill and other intangible assets from equity, declined to $4.21 per share at December 31, 2009, from $5.64 at December 31, 2008. This decline was significantly less, on both an absolute and relative basis, compared with the decline in book value per share, as the size of the net loss applicable to common shares reflected the goodwill impairment in 2009 and had no impact to tangible equity. Tangible book value per share also declined as a result of the issuance of 305.7 million common shares in 2009, through two common stock offerings and three discretionary equity issuance programs, at an average net proceeds of $3.71 per share.

BUSINESS SEGMENT DISCUSSION

Overview

This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 27 of the Notes to Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.

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

Funds Transfer Pricing

We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities), and includes an estimate for the cost of liquidity (“liquidity premium”). Deposits of an indeterminate maturity receive an FTP credit based on a combination of vintage-based average lives and replicating portfolio pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in the Treasury/Other function where it can be monitored and managed. The denominator in net interest margin calculation has been modified to add the amount of net funds provided by each business segment for all periods presented.

In 2009, a comprehensive review of our FTP methodology resulted in changes to various assumptions, including liquidity premiums. FTP rates charged to business segments holding commercial loans, and credited to segments holding indeterminate maturity and time deposits, were impacted most. Business segment financial performance for 2009 reflect the methodology changes, however, financial performance for 2008 was not restated to reflect these changes as the changes for that year were not material. The impact of this methodology change to 2009 financial performance was a $291.1 million increase in the net interest margin for Treasury/Other compared with results under the previous methodology, and an aggregate decrease to the net interest margin of the other five business segments by the same amount. As a result of this change, business segment performance for net interest income comparisons between 2009 and 2008 are affected.

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

The management accounting process used to develop the business segment reporting utilized various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities incident to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments which own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury/Other. During 2009, we implemented a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin assets, reported “Significant Items” (excluding the goodwill impairment), and a small residual of other unallocated expenses, are allocated to the other five business segments. Prior to this implementation, only certain expenses were allocated to the five business segments. Business segment financial performance for 2009 reflect the implementation, however, financial performance for 2008 was not restated due to impracticability. As a result of this change, business segment performance comparisons for noninterest expense between 2009 and 2008 are affected.

Treasury/Other

The Treasury/Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the five business segments. Assets include investment securities, bank owned life insurance, and the loans and OREO properties acquired through the 2009 first quarter Franklin restructuring. The financial impact associated with our FTP methodology, as described above, is also included.

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

Net Income by Business Segment

We reported a net loss of $3,094.2 million during 2009. This compared with a net loss of $113.8 million during 2008. The segregation of net income by business segment for 2009 and 2008 is presented in the following table:

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Retail and Business Banking	$(22,871)	$226,917	$215,039
Commercial Banking	(130,189)	104,362	129,521
Commercial Real Estate	(618,220)	(20,561)	(6,427)
AFDS	(955)	10,681	46,930
PFG	(5,485)	46,236	33,862
Treasury/Other	257,359	(481,441)	(343,756)
Unallocated goodwill impairment(1)	(2,573,818)	—	—

Total net (loss) income	$(3,094,179)	$(113,806)	$75,169

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. The allocation of this charge to the newly created business segments is not practical. See the “Goodwill” section located in “Critical Accounting Policies and Use of Significant Estimates” section for additional information.

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the year ended December 31, 2009, is presented in the following table:

	Regional and
	Business	Commercial	Commercial			Treasury/
	Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
(In millions)

Average Loans/Leases
Commercial and industrial	$3,059	$7,094	$770	$1,096	$963	$154	$13,136
Commercial real estate	751	756	7,460	34	155	—	9,156

Total commercial	3,810	7,850	8,230	1,130	1,118	154	22,292
Automobile loans and leases	1	—	—	3,545	—	—	3,546
Home equity	6,829	48	—	—	663	50	7,590
Residential mortgage	3,601	3	2	1	630	305	4,542
Other consumer	507	7	—	177	31	—	722

Total consumer	10,938	58	2	3,723	1,324	355	16,400

Total loans	$14,748	$7,908	$8,232	$4,853	$2,442	$509	$38,692

	Regional and
	Business	Commercial	Commercial			Treasury/
	Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
(In millions)

Average Deposits
Demand deposits — noninterest-bearing	$3,361	$1,975	$241	$69	$324	$87	$6,057
Demand deposits — interest-bearing	3,604	733	37	—	441	1	4,816
Money market deposits	4,455	1,345	175	5	1,235	1	7,216
Savings and other domestic time deposits	4,597	217	1	—	66	—	4,881
Core certificates of deposit	11,550	49	6	—	339	—	11,944

Total core deposits	27,567	4,319	460	74	2,405	89	34,914
Other deposits	360	1,717	34	7	115	2,242	4,475

Total deposits	$27,927	$6,036	$494	$81	$2,520	$2,331	$39,389

Retail and Business Banking

(This section should be read in conjunction with Significant Items 1 and 2.)

Objectives, Strategies, and Priorities

Our Retail and Business Banking segment provides traditional banking products and services to consumer and small business customers located in our 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and approximately 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, such as mortgage banking. Retail products and services include home equity loans and lines-of-credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At December 31, 2009, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.

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

Table 55 — Key Performance Indicators for Retail and Business Banking

			Change from 2008
	2009	2008	Amount	Percent	2007
(In thousands unless otherwise noted)

Net interest income	$882,026	$941,807	$(59,781)	(6)%	$710,154
Provision for credit losses	526,399	219,348	307,051	N.M.	48,373
Noninterest income	511,298	405,654	105,644	26	363,990
Noninterest expense	902,111	779,010	123,101	16	694,942
(Benefit) Provision for income taxes	(12,315)	122,186	(134,501)	N.M.	115,790

Net (loss) income	$(22,871)	$226,917	$(249,788)	N.M. %	$215,039

Total average assets (in millions)	$16,901	$17,645	$(744)	(4)%	$15,112
Total average loans/leases (in millions)	14,748	15,713	(965)	(6)	13,581
Total average deposits (in millions)	27,927	26,268	1,659	6	20,284
Net interest margin	3.15%	3.61%	(0.46)%	(13)	3.39
Net charge-offs (NCOs)	$389,840	$145,788	$244,052	N.M.	$87,829
NCOs as a% of average loans and leases	2.64%	0.93%	1.71%	N.M.	0.65
Return on average equity	(1.8)	21.9	(23.7)	N.M.	27.9
Retail banking # DDA households (eop)	921,695	896,412	25,283	3	896,567
Retail banking # new relationships 90-day cross-sell (eop)	3.05	2.20	0.85	39	2.57
Business banking # business DDA relationships (eop)	113,009	107,241	5,768	5	103,765
Business banking # new relationships 90-day cross-sell (eop)	1.90	2.03	(0.13)	(6)	2.27
Mortgage banking closed loan volume (in millions)	$5,262	$3,773	$1,489	39%	$3,493

eop — End of Period.

N.M., not a meaningful value.

2009 versus 2008

Retail and Business Banking reported a net loss of $22.9 million in 2009, compared with net income of $226.9 million in 2008.

The most notable factor contributing to this $249.8 million decrease was a $307.1 million increase to the provision for credit losses, reflecting: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from credit actions taken during 2009 (see “2009 Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a $244.1 million increase in NCOs. Our consumer loan NCOs increased $123.9 million, primarily reflecting: (a) the sale of underperforming mortgage loans that were written down to their fair value prior to sale, (b) a more conservative position regarding the timing of loss recognition in our residential mortgage portfolio, and (c) the higher unemployment rate, particularly in our Michigan and northern Ohio markets. The overall economic slowdown also impacted our commercial loan portfolio NCO performance as NCOs increased $120.2 million. The impact to net income resulting from the increase in the provision for credit losses was partially offset by a $134.5 million reduction in provision for income taxes expense reflecting the net loss during 2009.

Net interest income decreased $59.8 million, or 6%, primarily reflecting a 46 basis point decline in net interest margin. The net interest margin decline primarily reflected the previously discussed FTP methodology change. Other factors contributing to the decline in net interest margin included a reduction in loan net interest income, resulting from significant declines in interest rates, and a $30.1 million reduction related to MSR hedging. Partially offsetting these decreases were: (a) lower market interest rates, (b) $1.6 billion increase in average consumer deposit balances, (c) decreases in our funding costs for nonearning assets, and (d) an increase in allocated equity, resulting in a higher funding credit.

The $1.0 billion decline in total average loans and leases reflected $0.7 billion decrease in average residential mortgages, resulting from the impact of loan sales. Although mortgage originations increased 39%, the majority of our fixed-rate originations were sold in the secondary market, as is our practice. The $0.4 billion decrease in average commercial loans, primarily reflected: (a) substantially higher commercial loan NCOs, and (b) lower loan origination production when compared with 2008, particularly in our CRE portfolio reflecting our planned efforts to shrink this portfolio.

Average total deposits increased $1.7 billion, or 6%, primarily reflecting increased sales efforts throughout 2009, particularly in our money market deposit products, as deposit growth has been a strategic priority for us for the year. Additionally, the number of DDA households increased 3%, primarily reflecting the same sales efforts. Period-end balances for total core deposits increased in 10 of our 11 regions.

Noninterest income increased $105.6 million, or 26%, primarily reflecting a $102.5 million increase in mortgage banking income. The increase to mortgage banking income primarily reflected a $57.5 million increase in origination and secondary marketing fees as a result of a 39% increase in mortgage originations, as well as a $57.3 million improvement of MSR valuation, net of hedging. Additionally, electronic banking income increased $9.8 million, primarily reflecting an increased number of deposit accounts and transaction volumes, as well as additional third-party processing fees. These increases were partially offset by an $11.1 million decline in service charges on deposit accounts, primarily reflecting lower consumer nonsufficient funds and overdraft fees, partially offset by higher commercial service charges. During the current economic environment, customers have improved the management of their deposit balances, thus resulting in fewer overdraft instances.

Noninterest expense increased $123.1 million. This increase reflected a $41.7 million increase in deposit and other insurance expense as the comparable year-ago period’s expense was substantially offset by an FDIC insurance assessment credit that has since been fully utilized, and a $19.3 million increase in OREO and foreclosure expense, as a result of higher levels of problem assets, as well as loss mitigation activities. Additionally, indirect allocated expenses increased $92.4 million as a result of the previously discussed changes in our process for allocating corporate overhead. These increases were partially offset by a $26.2 million decrease in personnel expense resulting from a 7% reduction average full-time equivalent employees, as well as a reduction in, or elimination of, incentive plan payouts. Also, several other expense categories, such as printing and supplies expense and travel expense, declined as a result of the implementation of expense reduction initiatives.

2008 vs. 2007

Retail and Business Banking reported net income of $226.9 million in 2008, compared with net income of $215.0 million in 2007. The $11.9 million increase was driven by the net positive impact of the Sky Financial acquisition on July 1, 2007. The acquisition increased net interest income, noninterest income, noninterest expense, average total loans and average total deposits from the prior year. The positive impact of the Sky Financial acquisition was partially offset by a $171.0 million increase in provision for credit losses. This increase was largely due to a $58.0 million increase in NCOs, and a $129 million increase in NALs compared with the prior year-end. The increase in both NCOs and NALs reflected the impact of the overall weakened economy across all of our regions.

Commercial Banking

Objectives, Strategies, and Priorities

The Commercial Banking segment provides a variety of banking products and services to customers within our primary banking markets that generally have larger credit exposures and sales revenues compared with our Retail and Business Banking customers. Commercial Banking products include commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities. Our Commercial Banking team also serves customers that specialize in equipment leasing, as well as serving the commercial banking needs of government entities, not-for-profit organizations, and large corporations. Commercial bankers personally deliver these products and services by developing leads through community involvement, referrals from other professionals, and targeted prospect calling.

The Commercial Banking strategy is to focus on building a deeper relationship with our customers by providing an exceptional service experience. This focus on service requires continued investments in technology for our product offerings, websites for our customers, extensive development of employees, and internal processes that empower our local bankers to serve our customers better.

Table 56 — Key Performance Indicators for Commercial Banking

			Change from 2008
	2009	2008	Amount	Percent	2007
(In thousands unless otherwise noted)

Net interest income	$209,376	$313,353	$(103,977)	(33)%	$245,690
Provision for credit losses	359,233	102,143	257,090	N.M.	(5,352)
Noninterest income	92,986	96,676	(3,690)	(4)	81,873
Noninterest expense	143,420	147,329	(3,909)	(3)	133,652
(Benefit) Provision for income taxes	(70,102)	56,195	(126,297)	N.M.	69,742

Net (loss) income	$(130,189)	$104,362	$(234,551)	N.M. %	$129,521

Total average assets (in millions)	$8,273	$8,595	$(322)	(4)%	$7,355
Total average loans/leases (in millions)	7,908	8,089	(181)	(2)	6,846
Total average deposits (in millions)	6,036	6,124	(88)	(1)	5,362
Net interest margin	2.66%	3.79%	(1.13)%	(30)	3.49%
Net charge-offs (NCOs)	$262,850	$76,629	$186,221	N.M.	$9,648
NCOs as a % of average loans and leases	3.32%	0.95%	2.37%	N.M.	0.14%
Return on average equity	(16.7)	13.6	(30.3)	N.M.	23.5

N.M., not a meaningful value.

2009 vs. 2008

Commercial Banking reported a net loss of $130.2 million in 2009, compared with net income of $104.4 million in 2008. The decline reflected a $257.1 million increase to the provision for credit losses. This increase to the provision for credit losses reflected: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from credit actions taken during 2009 (see “2009 Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) $186.2 million increase in NCOs, again reflecting the continued impact of the economic conditions on our commercial borrowers. As NALs have continued to grow, we built our loan loss reserves. NALs increased $150 million, reflecting our more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. The impact to net income resulting from the increase in the provision for credit losses was partially offset by a $126.3 million reduction in provision for income taxes expense reflecting the net loss during 2009. Although we expect our commercial portfolio will remain under pressure, we believe that the risks in our loan portfolios are manageable.

Net interest income decreased $104.0 million, or 33%, primarily reflecting a 113 basis point decline in net interest margin, and a $0.2 billion decline in average earning assets, partially offset by a $0.9 billion decline in average interest-bearing liabilities. The net interest margin decline primarily reflected the previously discussed FTP methodology change. Other factors contributing to the decline in net interest margin included a reduction in loan net interest income, resulting from significant declines in interest rates and lower average total loans, as well as a $150 million increase in NALs.

The decline in average earning assets primarily reflected a $0.2 billion decline in total average loans and leases, and included a $0.5 billion decrease in average CRE loans, partially offset by a $0.3 billion increase in total average C&I loans. These changes reflected the impact of reclassifications in 2009 of CRE loans to C&I loans, as well as the impact of substantially higher charge-offs in 2009, the Franklin restructuring, and lower loan origination production compared with 2008 reflecting, in part, our planned efforts to shrink the CRE portfolio.

Total average interest-bearing liabilities declined $0.9 billion, and included a $1.0 billion decline in noncore deposits and other sweep product balances. This decline reflected a $0.5 billion decline in public fund deposit balances resulting from a managed decline in this product. Also, throughout 2009, a migration of money-market account, time deposit, and other sweep product balances into demand deposit accounts occurred due to lower market rates and the increased FDIC insurance coverage provided to demand deposit accounts.

Noninterest income decreased $3.7 million, or 4%, primarily reflecting: (a) $5.7 million decrease in derivative income due to a decline in demand for interest rate swap products, (b) $1.6 million decrease in derivative trading income, (c) $1.3 million decrease in international and foreign exchange income, (d) $1.2 million decrease in loan syndication fee income, (e) $1.1 million decrease in mezzanine income, and (f) $2.7 million decline in operating lease income as lease originations were recorded as direct finance leases rather than operating leases effective with the 2009 second quarter. These decreases were partially offset by: (a) $5.5 million increase in loan commitment fee income reflecting higher unfunded commitment loan fees, and (b) $4.2 million increase in service charges on deposit accounts, reflecting pricing initiatives implemented during the first half of 2009.

Noninterest expense declined $3.9 million, and reflected: (a) $9.4 million decrease in personnel expense resulting from a reduction in average full-time equivalent employees, as well as significantly reduced incentive payouts, partially offset by a decrease in deferred salary expense due to decreased loan production; (b) $3.2 million decrease in overhead allocation as a result of the previously discussed changes in our process for allocating corporate overhead; (c) $3.2 million reduction in travel, business development and marketing as a result of the implementation of several expense reduction initiatives; and (d) $2.5 million decrease in operating lease expense reflecting the change in accounting for lease originations effective with the 2009 second quarter as described above. These decreases were partially offset by a $8.3 million increase in deposit and other insurance expense as a result of the comparable year-ago period’s expense was offset by an FDIC insurance assessment credit that has since been fully utilized, and a $4.8 million increase in OREO and foreclosure expense, as a result of higher levels of problem assets, as well as loss mitigation activities.

2008 vs. 2007

Commercial Banking reported net income of $104.4 million in 2008, compared with net income of $129.5 million in 2007. The $25.2 million decline included a $107.5 million increase in provision for credit losses. This increase was largely due to a $67.0 million increase in NCOs, and a $115 million increase in NALs compared with the prior year-end. The increase in both NCOs and NALs reflected the overall economic weakness across our regions. The increase to provision for credit losses was partially offset by the net positive impact of the Sky Financial acquisition on July 1, 2007. The acquisition increased net interest income, noninterest income, noninterest expense, average total loans and average total deposits from the prior year.

Commercial Real Estate

Objectives, Strategies, and Priorities

Our Commercial Real Estate segment serves professional real estate developers or other customers with real estate project financing needs within our primary banking markets. Commercial Real Estate products and services include CRE loans, cash management, interest rate protection products, and capital market alternatives. Commercial Real Estate bankers personally deliver these products and services by relationships with developers in our footprint who are recognized as the most experienced, well-managed and well-capitalized, and are capable of operating in all phases of the real estate cycle (“top-tier developers”); leading through community involvement; and referrals from other professionals.

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

Table 57 — Key Performance Indicators for Commercial Real Estate

			Change from 2008
	2009	2008	Amount	Percent	2007
(In thousands unless otherwise noted)

Net interest income	$134,190	$202,178	$(67,988)	(34)%	$147,884
Provision for credit losses	1,050,554	215,548	835,006	N.M.	145,134
Noninterest income	1,613	13,288	(11,675)	(88)	11,675
Noninterest expense	36,357	31,550	4,807	15	24,313
(Benefit) Provision for income taxes	(332,888)	(11,071)	(321,817)	N.M.	(3,461)

Net (loss) income	$(618,220)	$(20,561)	$(597,659)	N.M. %	$(6,427)

Total average assets (in millions)	$8,103	$7,880	$223	3%	$4,944
Total average loans/leases (in millions)	8,232	7,899	333	4	4,890
Total average deposits (in millions)	494	550	(56)	(10)	541
Net interest margin	1.63%	2.57%	(0.94)%	(37)	3.03%
Net charge-offs (NCOs)	$610,752	$46,884	$563,868	N.M.	$40,881
NCOs as a % of average loans and leases	7.42%	0.59%	6.83%	N.M.	0.84%
Return on average equity	N.M.	(4.7)	—	—	(2.2)

N.M., not a meaningful value.

2009 vs. 2008

Commercial Real Estate reported a net loss of $618.2 million in 2009, compared with a net loss of $20.6 million in 2008. The decline primarily reflected a $835.0 million increase to the provision for credit losses reflecting: (a) the continued economic weaknesses in our markets, (b) an increase of commercial reserves resulting from credit actions taken during 2009 (see “2009 Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a $563.9 million increase in NCOs, again reflecting the continued impact of the economic conditions on our commercial borrowers. As NALs continued to grow, we built our loan loss reserves. NALs increased $583 million, reflecting our more conservative approach in identifying and classifying emerging problem credits. In many cases, commercial loans were placed on nonaccrual status even though the loan was less than 30 days past due for both principal and interest payments. The impact to net income resulting from the increase in the provision for credit losses was partially offset by a $321.8 million reduction in provision for income taxes expense reflecting the net loss during 2009. Although we expect our CRE portfolio will remain under pressure, we believe that the risks in our loan portfolios are manageable.

Net interest income decreased $68.0 million, or 34%, reflecting a 94 basis point decrease in net interest margin, partially offset by a $0.3 billion, or 4%, increase in average earning assets. The net interest margin decline primarily reflected the previously discussed FTP methodology change. Other factors contributing to the decline in net interest margin included a reduction in loan net interest income, resulting from significant declines in interest rates, as well as a significant increase in NALs, which increased to $994.2 million at December 31, 2009.

The $0.3 billion increase in total average earning assets reflected a $0.3 billion increase in total average commercial loans reflecting significant growth in this portfolio throughout 2008 as quarterly average balances grew $1.2 billion, or 16%, between the 2008 first quarter and the 2009 first quarter. However, since the 2009 first quarter, average balances have decreased $0.5 billion, or 6%, reflecting our planned efforts to shrink the CRE portfolio.

Noninterest income decreased $11.7 million, or 88%, primarily reflecting: (a) $5.1 million decrease in derivative income due to a decline in demand for interest rate swap products, (b) $4.3 million decrease in mezzanine lending income, resulting from lower participation gains, and (c) $2.3 million increase in interest rate swap losses.

Noninterest expense increased $4.8 million, or 15%, reflecting: (a) $5.0 million increase in allocated overhead as a result of the previously discussed changes in our process for allocating corporate overhead, and (b) $4.8 million increase in OREO and foreclosure expense, as a result of higher levels of problem assets, as well as loss mitigation activities. These increases were partially offset by: (a) $2.5 million decrease in personnel expense resulting from a 6% reduction in full-time equivalent employees, and (b) $2.4 million decrease in fees and commissions related to the reduced mezzanine lending activity mentioned above. In addition, various other expense categories declined as a result of the implementation of several expense reduction initiatives, specifically travel and business development expenses.

2008 vs. 2007

Commercial Real Estate Banking reported a net loss of $20.6 million in 2008, compared with a net loss of $6.4 million in 2007. The $14.2 million decline included a $70.4 million increase in provision for credit losses reflecting a $6.0 million increase in NCOs, and a $280 million increase in NALs compared with the prior year-end. The increase in NCOs and NALs reflected the overall economic weakness across our regions, and was centered in the single family home builder industry. The increase to provision for credit losses was partially offset by the net positive impact of the Sky Financial acquisition on July 1, 2007. The acquisition increased net interest income, noninterest income, noninterest expense, average total loans and average total deposits from the prior year.

Auto Finance and Dealer Services (AFDS)

(This section should be read in conjunction with the “Automotive Industry” discussion located within the “Commercial Credit” section.)

Objectives, Strategies, and Priorities

Our AFDS business segment provides a variety of banking products and services to approximately 2,200 automotive dealerships within our primary banking markets. During the first quarter of 2009, AFDS discontinued lending activities in Arizona, Florida, Tennessee, Texas, and Virginia. Also, all lease origination activities were discontinued during the 2008 fourth quarter. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’

production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.

The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.

Table 58 — Key Performance Indicators for Auto Finance and Dealer Services (AFDS)

			Change from 2008
	2009	2008	Amount	Percent	2007
(In thousands unless otherwise noted)

Net interest income	$141,989	$149,236	$(7,247)	(5)%	$138,786
Provision for credit losses	91,342	69,143	22,199	32	30,745
Noninterest income	61,003	59,497	1,506	3	41,594
Noninterest expense	113,119	123,158	(10,039)	(8)	77,435
(Benefit) Provision for income taxes	(514)	5,751	(6,265)	N.M.	25,270

Net (loss) income	$(955)	$10,681	$(11,636)	N.M. %	$46,930

Total average assets (in millions)	$5,217	$5,731	$(514)	(9)%	$5,132
Total average loans/leases (in millions)	4,853	5,871	(1,018)	(17)	5,209
Net interest margin	2.73%	2.49%	0.24%	10	2.61%
Net charge-offs (NCOs)	$59,497	$57,398	$2,099	4	$29,282
NCOs as a % of average loans and leases	1.23%	0.98%	0.25%	26	0.56%
Return on average equity	(0.4)	5.1	(5.5)	N.M.	25.9
Automobile loans production (in millions)	$1,590	$2,213	$(623)	(28)	$1,911

2009 vs. 2008

AFDS reported a net loss of $1.0 million in 2009, compared with net income of $10.7 million in 2008. This $11.6 million decline reflected a $22.2 million increase to the provision for credit losses due to reserve building necessary due to the continued economic and automobile industry-related weaknesses, as well as a $2.1 million increase in NCOs that also reflected the continued economic weaknesses in our markets. Although total NCOs increased from the comparable year-ago period, automobile loan and lease NCOs in the second-half of 2009 declined 26%, compared with the first-half of 2009. Also, delinquency levels have improved from the year-ago period. At December 31, 2009, the ALLL as a percentage of total loans and leases increased to 1.77% compared with 0.84% at December 31, 2008. Performance of this portfolio on both an absolute and relative basis continues to be consistent with our views regarding the underlying quality of the portfolio and we expect flat-to-improved performance going forward.

Net interest income decreased $7.2 million, or 5%, to $142.0 million, reflecting a $1.0 billion decrease in average loans and leases. The decrease in average loans and leases reflected: (a) the sale of $1.0 billion of automobile loans at the end of March 2009; (b) continued run-off in the automobile lease portfolio; and (c) lower loan originations, primarily from exited markets. Total loan originations were $1.6 billion in 2009 ($1.5 billion from our primary banking markets) compared with $2.2 billion in 2008 ($1.4 billion from our primary banking markets). Partially offsetting the impact of these declining balances was a 24 basis point improvement in the net interest margin to 2.73% from 2.49%. Effective January 1, 2010, loan balances will reflect the inclusion of approximately $0.8 billion of automobile loans previously transferred to a trust in a securitization transaction. (See “a” above and Note 7 of the Notes to the Consolidated Financial Statements).

Noninterest income (excluding operating lease income of $51.8 million in 2009, and $39.8 million in 2008) declined $10.5 million, and included a $5.9 million nonrecurring loss from the previously mentioned $1.0 billion sale of loans in 2009. In addition, fee income from the sale of Huntington Plus loans declined

$2.9 million as this program was discontinued in the 2008 fourth quarter, servicing income decreased $0.4 million due to declines in underlying serviced loan portfolios, and fees associated with customers exercising their purchase option on leased vehicles declined $0.3 million. Servicing income is expected to decline in 2010 as a result of the consolidation on January 1, 2010, of the automobile sale transaction, previously mentioned. (See Note 7 of the Notes to the Consolidated Financial Statements).

Noninterest expense (excluding operating lease expense of $43.4 million in 2009, and $31.3 million in 2008) decreased $22.1 million. This decline reflected: (a) $22.4 million reduction in losses associated with sales of vehicles returned at the end of their lease terms due to an improvement in used vehicle values combined with a decline in the number of vehicles being returned, (b) a $2.1 million decline in residual value insurance costs as all residual value insurance policies were terminated in the 2008 fourth quarter, and (c) a $2.8 million decline in personnel costs. Personnel costs, as well as various other expenses, have declined primarily as a result of expense reduction initiatives that began in the second half of 2008 and continued into 2009. A majority of these reduction initiatives involved discontinuing lending activities outside of our primary banking markets. Partially offsetting these declines was an $8.5 million increase in corporate and other overhead expenses as a result of the previously discussed changes in our process for allocating corporate overhead.

Net automobile operating lease income decreased $0.1 million and consisted of a $12.0 million increase in noninterest income, offset by a $12.1 million increase in noninterest expense. These increases primarily reflected the increase in average operating lease balances, which resulted from all automobile lease originations since the 2007 fourth quarter being recorded as operating leases. However, the automobile operating lease portfolio and related income will decline in the future as all lease origination activities were discontinued during the 2008 fourth quarter.

2008 vs. 2007

AFDS reported net income of $10.7 million during 2008, compared with net income of $46.9 million in 2007. This decline primarily reflected a $38.4 million increase to the provision for credit losses resulting from the continuing economic and automobile industry related weaknesses in our regions, as well as declines in values of used vehicles, which have resulted in lower recovery rates on sales of repossessed vehicles.

Private Financial Group (PFG)

(This section should be read in conjunction with Significant Items 1, 7, and the “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” section.)

Objectives, Strategies, and Priorities

PFG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services including credit and lending activities. PFG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, and interest rate risk management products. To serve high net worth customers, we use a unique distribution model that employs a single, unified sales force to deliver products and services mainly through the Bank’s distribution channels. PFG provides investment management and custodial services to the Huntington Funds, which consists of 36 proprietary mutual funds, including 12 variable annuity funds. Huntington Funds assets represented 25% of the approximately $13.0 billion total assets under management at December 31, 2009. The Huntington Investment Company (HIC) offers brokerage and investment advisory services to both the Bank’s and PFG’s customers, through a combination of licensed investment sales representatives and licensed personal bankers. PFG’s Insurance group provides a complete array of insurance products including individual life insurance products ranging from basic term-life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products.

PFG’s primary goals are to consistently increase assets under management by offering innovative products and services that are responsive to our clients’ changing financial needs, and to grow deposits through increased focus and improved cross-selling efforts. To grow managed assets, the HIC sales team has been utilized as the primary distribution source for trust and investment management.

Table 59 — Key Performance Indicators for Private Financial Group (PFG)

			Change
	2009	2008	Amount	Percent	2007
(In thousands unless otherwise noted)

Net interest income	$77,390	$74,651	$2,739	4%	$57,985
Provision for credit losses	57,450	13,279	44,171	N.M.	961
Noninterest income	244,255	258,300	(14,045)	(5)	197,436
Noninterest expense excluding goodwill impairment	243,738	248,540	(4,802)	(2)	202,364
Goodwill impairment	28,895	—	28,895	—	—
(Benefit) Provision for income taxes	(2,953)	24,896	(27,849)	N.M.	18,234

Net (loss) income	$(5,485)	$46,236	$(51,721)	N.M. %	$33,862

Total average assets (in millions)	$3,340	$2,977	$363	12%	$2,372
Total average loans/leases (in millions)	2,442	2,261	181	8	1,909
Net interest margin	3.03%	3.19%	(0.16)%	(5)	2.95%
Net charge-offs (NCOs)	$37,844	$8,199	$29,645	N.M.	$1,491
NCOs as a% of average loans and leases	1.55%	0.36%	1.19%	N.M.	0.08%
Return on average equity	(2.3)	20.6	(22.9)	N.M.	21.0
Noninterest income shared with other
business segments(1)	$35,470	$46,773	$(11,303)	(24)	$36,121
Total assets under management (in billions)- eop	13.0	13.3	(0.3)	(2)	16.3
Total trust assets (in billions)- eop	49.4	44.0	5.4	12%	60.1

eop — End of Period

N.M., not a meaningful value

(1)	Amount is not included in noninterest income reported above.

2009 vs. 2008

PFG reported a net loss of $5.5 million in 2009, compared with net income of $46.2 million in 2008. The decline reflected the negative impact of several items outside of normal business activities. These items included: (a) $28.9 million goodwill impairment charge recorded during 2009 (see “Goodwill” discussion located within the “Critical Accounting Policies and Use of Significant Estimates” for additional information; (b) $20.1 million reduction in net interest income resulting from the methodology change discussed earlier, and (c) $7.4 million increase in noninterest expense as a result of the previously discussed overhead allocation methodology change. After adjusting for the goodwill impairment charge, and the related tax impact, PFG’s net income decreased $15.1 million.

Net interest income increased $2.7 million, or 4%, primarily as a result of the 62% growth in average deposits. A substantial portion of the deposit growth resulted from the introduction of three deposit products during 2009 designed as alternative options for lower yielding money market mutual funds. The new deposit products are: (a) the Huntington Conservative Deposit Account (HCDA), (b) the Huntington Protected Deposit Account (HPDA), and (c) the Bank Deposit Sweep Product (BDSP). These three accounts had balances in excess of $1.2 billion at December 31, 2009.

Provision for credit losses increased $44.2 million reflecting: (a) the continued economic weaknesses in our markets, particularly relating to the commercial portfolio, (b) an increase of commercial loan loss reserves resulting from credit actions taken during 2009 (see “Commercial Loan Portfolio Review and Actions” section located within the “Commercial Credit” section for additional information), and (c) a 119 basis point increase in total NCOs. The increase in NCOs included a significant increase in residential mortgage charge-offs, as a result of, among other actions, a more conservative position regarding the timing of loss recognition.

Noninterest income decreased $14.0 million, or 5%, primarily reflecting a $21.4 million decline in trust services revenue. The trust revenue decline reflected: (a) a market-driven $1.8 billion decline in average total assets under management, (b) reduced proprietary mutual fund fees due to the migration of proprietary money-market mutual fund balances to the new deposit products noted above, and (c) the impact of reduced money market yields. Also contributing to the reduction in noninterest income was a $3.9 million decline in derivatives income primarily as a result of reduced commercial loan originations. These decreases were partially offset by a $10.4 million improvement in equity investment portfolio valuation adjustments from a loss of $8.7 million in 2008 to a $1.7 million gain in 2009.

Noninterest expense increased $24.1 million, or 10%. Performance for 2009 was unfavorably impacted by the $28.9 million goodwill impairment charge and a $7.4 million increase in corporate and other overhead expenses as a result of the previously discussed changes in our process for allocating corporate overhead. After adjusting for the overhead allocation change and the goodwill impairment, noninterest expense declined $12.2 million. This net decline reflected reduced personnel expense of $16.8 million largely as a result of the implementation of several expense reduction initiatives, partially offset by an increase of $3.8 million in deposit and other insurance expense, as well as increased OREO losses.

2008 vs. 2007

PFG reported net income of $46.2 million in 2008, compared with $33.9 million in 2007. This increase primarily reflected the impact of the Sky Financial acquisition on July 1, 2007, and a $14.1 million improvement in the market value adjustments to the equity funds portfolio. These benefits were partially offset by: (a) $12.3 million increase in provision for credit losses resulting from a $6.7 million increase in NCOs primarily reflecting increased charge-offs in the home equity portfolio, and (b) a decrease in total period-end assets under management to $13.3 billion from $16.3 billion reflecting the impact of lower market values associated with the decline in the general economic and market conditions.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

2009 fourth quarter results were a net loss of $369.7 million, or $0.56 per common share, compared with a net loss of $417.3 million, or $1.20 per common share, in the year-ago quarter. Significant items impacting 2009 fourth quarter performance included (see table below):

•	$73.6 million pretax gain ($0.07 per common share) on the tender of $370.8 million of subordinated bank notes reflected in other noninterest expense.

•	$11.3 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.

Table 60 — Significant Items Impacting Performance Comparisons

	Impact(1)
	Pretax		EPS(2)
(In millions, except per share amounts)

Three Months Ended:
December 31, 2009 — GAAP loss	$(369.7	)(2)	$(0.56)
• Gain on the early extinguishment of debt	73.6		0.07
• Deferred tax valuation benefit	11.3	(2)	0.02
December 31, 2008 — GAAP loss	$(417.3	)(2)	$(1.20)
• Visa® anti-trust indemnification	4.6		0.01
• Visa® deferred tax valuation allowance provision	(2.9	)(2)	(0.01)

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.

(2)	After-tax. EPS is reflected on a fully diluted basis.

Net Interest Income, Net Interest Margin, Loans and Average Balance Sheet

Fully-taxable equivalent net interest income decreased $3.4 million, or 1%, from the year-ago quarter. This reflected the unfavorable impact of a $0.7 billion, or 2%, decline in total average earning assets, partially offset by the favorable impact of a slight increase in the net interest margin to 3.19% from 3.18%. The decline in total average earning assets primarily reflected a $4.3 billion, or 10%, decline in average total loans and leases and a $0.8 billion, or 88%, decline in average trading assets, partially offset by a $4.4 billion, or 97%, increase in investment securities.

The following table details the $4.3 billion, or 10%, decrease in average loans and leases.

Table 61 — Average Loans/Leases — 2009 Fourth Quarter vs. 2008 Fourth Quarter

	Fourth Quarter		Change
	2009	2008	Amount	Percent
(In millions)

Average Loans/Leases
Commercial and industrial	$12,570	$13,746	$(1,176)	(9)%
Commercial real estate	8,458	10,218	(1,760)	(17)

Total commercial	21,028	23,964	(2,936)	(12)
Automobile loans and leases	3,326	4,535	(1,209)	(27)
Home equity	7,561	7,523	38	1
Residential mortgage	4,417	4,737	(320)	(7)
Other consumer	757	678	79	12

Total consumer	16,061	17,473	(1,412)	(8)

Total loans/leases	$37,089	$41,437	$(4,348)	(10)%

The decrease in average total loans and leases reflected:

•	$2.9 billion, or 12%, decrease in average total commercial loans. The $1.2 billion, or 9%, decline in average C&I loans reflected a general decline in borrowing as reflected in a decline in line-of-credit utilization, including significant reductions in line-of-credit utilization in our automobile dealer floorplan exposure, charge-off activity, and the 2009 first quarter Franklin restructuring, partially offset by the impact of the 2009 reclassifications. The $1.8 billion, or 17%, decrease in average CRE loans reflected a combination of factors, including our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of charge-offs and the 2009 reclassifications.

•	$1.4 billion, or 8%, decrease in average total consumer loans. This primarily reflected a $1.2 billion, or 27%, decline in average automobile loans and leases due to the 2009 first quarter securitization of $1.0 billion of automobile loans, as well as the continued runoff of the automobile lease portfolio. The $0.3 billion, or 7%, decline in average residential mortgages reflected the impact of loan sales, as well as the continued refinance of portfolio loans and the related increased sale of fixed-rate originations, partially offset by additions related to the 2009 first quarter Franklin restructuring. Average home equity loans were little changed as lower origination volume was offset by slower runoff experience and slightly higher line utilization. The increased line usage continued to be associated with higher quality customers taking advantage of the low interest rate environment.

Average total investment securities increased $4.4 billion, or 97%, reflecting the deployment of the cash from core deposit growth and the proceeds from capital actions. (See “Capital / Capital Adequacy” section). Average trading account securities declined $0.8 billion, or 88%, from the year-ago quarter, due to the reduction in the use of securities to hedge MSRs.

The following table details the $2.6 billion, or 7%, increase in average total deposits.

Table 62 — Average Deposits — 2009 Fourth Quarter vs. 2008 Fourth Quarter

	Fourth Quarter		Change
	2009	2008	Amount	Percent
(In millions)

Average Deposits
Demand deposits — noninterest-bearing	$6,466	$5,205	$1,261	24%
Demand deposits — interest-bearing	5,482	3,988	1,494	37
Money market deposits	9,271	5,500	3,771	69
Savings and other domestic time deposits	4,686	5,034	(348)	(7)
Core certificates of deposit	10,867	12,588	(1,721)	(14)

Total core deposits	36,772	32,315	4,457	14
Other deposits	3,442	5,268	(1,826)	(35)

Total deposits	$40,214	$37,583	$2,631	7%

The increase in average total deposits from the year-ago quarter reflected:

•	$4.5 billion, or 14%, growth in average total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.

Partially offset by:

•	A $0.7 billion, or 51%, decrease in average other domestic deposits of $250,000 or more and a $0.7 billion, or 23%, decline in brokered deposits and negotiable CDs, primarily reflecting the reduction of noncore funding sources.

Provision for Credit Losses

The provision for credit losses in the 2009 fourth quarter was $894.0 million, up $171.4 million from the year-ago quarter. The current quarter’s provision for credit losses exceeded NCOs by $449.2 million. (See “Franklin Relationship” located within the “Credit Risk” section and “Significant Items” located within the “Discussion of Results of Operations” section for additional details).

Noninterest Income

Noninterest income increased $177.4 million from the year-ago quarter.

Table 63 — Noninterest Income — 2009 Fourth Quarter vs. 2008 Fourth Quarter

	Fourth Quarter		Change
	2009	2008	Amount	Percent
(In thousands)

Service charges on deposit accounts	$76,757	$75,247	$1,510	2%
Brokerage and insurance income	32,173	31,233	940	3
Mortgage banking income	24,618	(6,747)	31,365	N.M.
Trust services	27,275	27,811	(536)	(2)
Electronic banking	25,173	22,838	2,335	10
Bank owned life insurance income	14,055	13,577	478	4
Automobile operating lease income	12,671	13,170	(499)	(4)
Securities (losses) gains	(2,602)	(127,082)	124,480	(98)
Other income	34,426	17,052	17,374	N.M.

Total noninterest income	$244,546	$67,099	$177,447	N.M. %

N.M., not a meaningful value.

The $177.4 million increase in total noninterest income reflected:

•	$124.5 million reduction in securities losses as the current quarter reflected a $2.6 million loss compared with a $127.1 million loss in the year-ago quarter due to OTTI adjustments on certain investment securities.

•	$31.4 million increase in mortgage banking income, reflecting a $24.3 million net improvement in MSR valuation and hedging activity, as well as a $9.3 million increase in origination and secondary marketing income as originations in the current quarter were 56% higher.

•	$17.4 million increase in other income, reflecting $12.8 million increase in swap derivatives trading income due primarily to $7.3 million of losses recorded in the prior year quarter, as well as improvements in equity gains and higher gains on SBA loan sales.

•	$2.3 million, or 10%, increase in electronic banking income.

Noninterest Expense

(This section should be read in conjunction with Significant Item 4.)

Noninterest expense decreased $67.5 million, or 17%, from the year-ago quarter.

Table 64 — Noninterest Expense — 2009 Fourth Quarter vs. 2008 Fourth Quarter

	Fourth Quarter		Change
	2009	2008	Amount	Percent
(In thousands)

Personnel costs	$180,663	$196,785	$(16,122)	(8)%
Outside data processing and other services	36,812	31,609	5,203	16
Deposit and other insurance expense	24,420	9,395	15,025	N.M.
Net occupancy	26,273	22,999	3,274	14
OREO and foreclosure expense	18,520	8,171	10,349	N.M.
Equipment	20,454	22,329	(1,875)	(8)
Professional services	25,146	16,430	8,716	53
Amortization of intangibles	17,060	19,187	(2,127)	(11)
Automobile operating lease expense	10,440	10,483	(43)	(0)
Marketing	9,074	9,357	(283)	(3)
Telecommunications	6,099	5,892	207	4
Printing and supplies	3,807	4,175	(368)	(9)
Gain on early extinguishment of debt	(73,615)	—	(73,615)	N.M.
Other expense	17,443	33,282	(15,839)	(48)

Total noninterest expense	$322,596	$390,094	$(67,498)	(17)%

Full-time equivalent employees, at period-end	10,272	10,951	(679)	(6)%

N.M., not a meaningful value.

The $67.5 million decline reflected:

•	$73.6 million gain on the early extinguishment of debt in the current quarter.

•	$16.1 million, or 8%, decline in personnel costs, reflecting a decline in salaries and lower benefits and commission expense. Full-time equivalent staff declined 6% from the year-ago period.

•	$15.8 million, or 48%, decline in other expense primarily due to $12.5 million lower automobile lease residual losses as used vehicle prices improved, as well as $4.1 million lower franchise and other taxes.

Partially offset by:

•	$15.0 million increase in deposit and other insurance expense primarily due to higher FDIC insurance costs as premiums rates increased and the level of deposits grew.

•	$10.3 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities.

•	$8.7 million, or 53%, increase in professional services, reflecting higher consulting and collection-related expenses.

•	$5.2 million, or 16%, increase in outside data processing and other services, primarily reflecting portfolio servicing fees now paid to Franklin resulting from the first quarter restructuring of this relationship.

•	$3.3 million, or 14%, increase in net occupancy expenses, as the year-ago quarter reflected property asset valuation gains.

Income Taxes

(This section should be read in conjunction with Significant Item 7.)

The provision for income taxes in the 2009 fourth quarter was a benefit of $228.3 million. The effective tax rate for the 2009 fourth quarter was a tax benefit of 38.2%. At December 31, 2009, we had a net federal deferred tax asset of $480.5 million, and a net state deferred tax asset of $0.8 million. Based on our ability to offset a portion of the net deferred tax asset against taxable income in prior years and level of our forecast of future taxable income, there was no impairment of the deferred tax asset at December 31, 2009.

Credit Quality

Credit quality performance in the 2009 fourth quarter continued to be negatively impacted by the sustained economic weakness in our Midwest markets, but there were signs of stabilization. As an example, there was an overall decline of $286.0 million, or 12%, in NPAs. Furthermore, the level of criticized and classified loans increased at a much lower rate than prior quarters.

NET CHARGE-OFFS (NCOs)

(This section should be read in conjunction with Significant Item 3.)

Total NCOs for the 2009 fourth quarter were $444.7 million, or an annualized 4.80% of average total loans and leases. NCOs in the year-ago quarter were $560.6 million, or an annualized 5.41%, including $423.3 million related to Franklin. Total non-Franklin-related commercial NCOs increased $279.3 million from the year-ago quarter. Total consumer NCOs increased $28.0 million.

Total C&I NCOs for the 2009 fourth quarter were $109.8 million, or an annualized 3.49%, down from $473.4 million, or an annualized 13.78% of related loans, in the year-ago quarter. C&I NCOs in the year-ago quarter included $423.3 million related to Franklin. Non-Franklin-related C&I NCOs increased $59.7 million compared with the year-ago quarter. Fourth quarter results were substantially impacted by individual charge-offs in excess of $5 million, as there was $39.5 million associated with the activity on five relationships. The specific circumstances of each occurrence were distinct to the relationship in question, but the impact of the economic conditions was the proximate cause for each. Primarily as a result of these larger individual charge-offs, there was a regional concentration of losses in our Northeast and Central Ohio regions. While there continues to be concern regarding the impact of the economic conditions on our commercial customers, the lower inflow of new nonaccruals and the significant decline in early stage delinquencies, compared with earlier 2009 levels, supports our outlook for improved performance in 2010.

Current quarter CRE NCOs were $258.1 million, or an annualized 12.21%, up from $38.4 million, or an annualized 1.50% in the year-ago quarter. Retail projects and single family homebuilders continued to represent a significant portion, or 73%, of the losses. Included in the retail portfolio results were $47.5 million of charge-offs associated with three projects. We continued our ongoing portfolio management efforts including obtaining updated appraisals on properties and assessing a project status within the context of market environment expectations. Historically we have thought of the single family homebuilder portfolio and retail portfolios as the highest risk segments, in that order. Based on the portfolio management processes, including charge-off activity over the past two and one half years, the credit issues in the single family homebuilder portfolio have been substantially addressed. The retail property portfolio remains more susceptible to the ongoing market disruption, but we also believe that the combination of prior charge-offs and existing reserve balances positions us well to make effective credit decisions in the future.

Total consumer NCOs in the current quarter were $76.8 million, or an annualized 1.91%, up from $48.8 million, or an annualized 1.12% of average total consumer loans in the year-ago quarter. The fourth quarter results represented a continuation of our loss mitigation programs and active loss recognition processes. This includes accounts in all stages of performance, including bankruptcy.

Residential mortgage NCOs were $17.8 million, or an annualized 1.61% of related average balances, up from $7.3 million, or an annualized 0.62% in the year-ago quarter. During the current quarter, we continued to see positive trends in early-stage delinquencies, indicating that even with the economic stress on our customers, losses are expected to remain manageable.

Home equity NCOs in the 2009 fourth quarter were $35.8 million, or an annualized 1.89%. This was up from $19.2 million, or an annualized 1.02%, in the year-ago quarter. Although NCOs were higher compared with prior quarters, there continued to be a declining trend in the early-stage delinquency level in the home equity line-of-credit portfolio, supporting our longer-term positive view for home equity portfolio performance. The higher losses resulted from a significant increase in loss mitigation activity and short sales. We continue to believe that our more proactive loss mitigation strategies are in the best interest of both the company and our customers. While there has been a clear increase in the losses over the course of 2009, given the market conditions, performance remained within expectations.

Automobile loan and lease NCOs were $12.9 million, or an annualized 1.55%, down from $18.6 million, or an annualized 1.64%, in the year-ago quarter. Performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the underlying quality of the portfolio. The level of delinquencies have improved compared with the year-ago period, supporting our view of flat-to-improved performance going forward.

NONACCRUAL LOANS (NAL) AND NONPERFORMING ASSETS (NPA)

Total NALs were $1,917.0 million at December 31, 2009, and represented 5.21% of total loans and leases. This was up $414.8 million, or 28%, from $1,502.1 million, or 3.66% compared with December 31, 2008. The increase from the year-ago quarter primarily reflected increases in CRE and non-Franklin-related C&I NALs. These increases reflected the sustained economic weakness in our markets, particularly in our single family home builder and retail properties portfolio segments.

NPAs, which include NALs, were $2,058.1 million at December 31, 2009, and represented 5.57% of related assets. This was significantly higher than $1,636.6 million, or 3.97% of related assets at the end of the year-ago period. The $421.4 million increase in NPAs from the end of the year-ago period reflected the $414.8 million increase in NALs.

The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.40% at December 31, 2009, down 6 basis points from a year-ago. On this same basis, the over 90-day delinquency ratio for total consumer loans was 0.90% at December 31, 2009, up from 0.68% a year-ago.

ALLOWANCE FOR CREDIT LOSSES (ACL)

(This section should be in read in conjunction with Notes 1 and 8 in the Notes to the Consolidated Financial Statements).

In the 2009 fourth quarter we conducted a review of our ACL practices. Based on recent asset quality trends, coupled with a fragile economic outlook, the ACL was significantly increased, reflecting a 2009 fourth quarter provision for credit losses of $894.0 million, which was more than double the level of the 2009 fourth quarter charge-offs. We experienced an increasing trend in charge-offs throughout 2009. The level of criticized loans, an indicator of possible losses, continued to increase through the fourth quarter, although the increases in the second half of 2009 were at a slower rate compared with the first half of 2009. While we did show a decline in the level of NPAs at December 31, 2009, the inflow of $494.6 million remained substantially higher than would be the case in a stable credit environment. Nevertheless, this was the lowest level of new NALs in five quarters. Based on these asset quality trends, in conjunction with a fragile economy particularly in our Midwest markets, the ACL was increased.

Much of the increase related to our CRE retail portfolio where higher vacancy rates, lower rents, and falling property values are of significant concern. Loss in the event of default on many classes of CRE properties has increased substantially throughout 2009 and this is expected to continue into 2010.

Additionally, C&I customers have been suffering from the weak economy for several consecutive years and some of these customers no longer have the capital base to withstand protracted stress and, therefore, may not be able to comply with the original terms of their credit agreements.

In the 2009 fourth quarter, the provision for credit losses exceeded net charge-offs by $449.2 million, or 101%.

Table 65 — Selected Quarterly Income Statement Data (1)

	2009
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share amounts)

Interest income	$551,335	$553,846	$563,004	$569,957
Interest expense	177,271	191,027	213,105	232,452

Net interest income	374,064	362,819	349,899	337,505
Provision for credit losses	893,991	475,136	413,707	291,837

Net interest (loss) income after provision for credit losses	(519,927)	(112,317)	(63,808)	45,668
Total noninterest income	244,546	256,052	265,945	239,102
Total noninterest expense	322,596	401,097	339,982	2,969,769

(Loss) Income before income taxes	(597,977)	(257,362)	(137,845)	(2,684,999)
(Benefit) Provision for income taxes	(228,290)	(91,172)	(12,750)	(251,792)

Net (loss) income	$(369,687)	$(166,190)	$(125,095)	$(2,433,207)
Dividends on preferred shares	29,289	29,223	57,451	58,793

Net (loss) income applicable to common shares	$(398,976)	$(195,413)	$(182,546)	$(2,492,000)

Common shares outstanding
Average — basic	715,336	589,708	459,246	366,919
Average — diluted(2)	715,336	589,708	459,246	366,919
Ending	715,762	714,469	568,741	390,682
Book value per share	$5.10	$5.59	$6.23	$7.80
Tangible book value per share(3)	4.21	4.69	5.07	6.08
Per common share
Net (loss) income — basic	$(0.56)	$(0.33)	$(0.40)	$(6.79)
Net (loss) income — diluted	(0.56)	(0.33)	(0.40)	(6.79)
Cash dividends declared	0.0100	0.0100	0.0100	0.0100

	2009
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share amounts)

Common stock price, per share
High(4)	$4.770	$4.970	$6.180	$8.000
Low(4)	3.500	3.260	1.550	1.000
Close	3.650	4.710	4.180	1.660
Average closing price	3.970	4.209	3.727	2.733
Return on average total assets	(2.80)%	(1.28)%	(0.97)%	(18.22)%
Return on average total shareholders’ equity	(25.6)	(12.5)	(10.2)	N.M.
Return on average tangible shareholders’ equity(5)	(27.9)	(13.3)	(10.3)	18.4
Efficiency ratio(6)	49.0	61.4	51.0	60.5
Effective tax rate (benefit)	(38.2)	(35.4)	(9.2)	(9.4)
Margin analysis-as a % of average earning assets(7)
Interest income(7)	4.70%	4.86%	4.99%	4.99%
Interest expense	1.51	1.66	1.89	2.02

Net interest margin(7)	3.19%	3.20%	3.10%	2.97%

Revenue — fully-taxable equivalent (FTE)
Net interest income	$374,064	$362,819	$349,899	$337,505
FTE adjustment	2,497	4,177	1,216	3,582

Net interest income(7)	376,561	366,996	351,115	341,087
Noninterest income	244,546	256,052	265,945	239,102

Total revenue(7)	$621,107	$623,048	$617,060	$580,189

	2009
Capital Adequacy	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (in millions)	$43,248	$44,142	$45,463	$46,383
Tier 1 leverage ratio(8)	10.09%	11.30%	10.62%	9.67%
Tier 1 risk-based capital ratio(8)	12.03	13.04	11.85	11.14
Total risk-based capital ratio(8)	14.41	16.23	14.94	14.26
Tangible common equity/asset ratio(9)	5.92	6.46	5.68	4.65
Tangible equity/asset ratio(10)	9.24	9.71	8.99	8.12
Tangible equity/risk-weighted assets ratio	10.88	11.41	10.04	8.94

	2008
(Dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First

Interest income	$662,508	$685,728	$696,675	$753,411
Interest expense	286,143	297,092	306,809	376,587

Net interest income	376,365	388,636	389,866	376,824
Provision for credit losses	722,608	125,392	120,813	88,650

Net interest (loss) income after provision for credit losses	(346,243)	263,244	269,053	288,174
Total noninterest income	67,099	167,857	236,430	235,752
Total noninterest expense	390,094	338,996	377,803	370,481

(Loss) Income before income taxes	(669,238)	92,105	127,680	153,445
(Benefit) Provision for income taxes	(251,949)	17,042	26,328	26,377

Net (loss) income	$(417,289)	$75,063	$101,352	$127,068
Dividends on preferred shares	23,158	12,091	11,151	—

Net (loss) income applicable to common shares	$(440,447)	$62,972	$90,201	$127,068

Common shares outstanding
Average — basic	366,054	366,124	366,206	366,235
Average — diluted(2)	366,054	367,361	367,234	367,208
Ending	366,058	366,069	366,197	366,226
Book value per share	$14.62	$15.86	$15.88	$16.13
Tangible book value per share(3)	5.64	6.85	6.83	7.09
Per common share
Net (loss) income — basic	$(1.20)	$0.17	$0.25	$0.35
Net (loss) income — diluted	(1.20)	0.17	0.25	0.35
Cash dividends declared	0.1325	0.1325	0.1325	0.2650
Common stock price, per share
High(4)	$11.65	$13.500	$11.750	$14.870
Low(4)	5.260	4.370	4.940	9.640
Close	7.660	7.990	5.770	10.750
Average closing price	8.276	7.510	8.783	12.268
Return on average total assets	(3.04)%	0.55%	0.73%	0.93%
Return on average total shareholders’ equity	(23.7)	4.7	6.4	8.7
Return on average tangible shareholders’ equity(5)	(43.2)	11.6	15.0	22.0
Efficiency ratio(6)	64.6	50.3	56.9	57.0
Effective tax rate (benefit)	(37.6)	18.5	20.6	17.2
Margin analysis-as a % of average earning assets:(7)
Interest income(7)	5.57%	5.77%	5.85%	6.40%
Interest expense	2.39	2.48	2.56	3.17

Net interest margin(7)	3.18%	3.29%	3.29%	3.23%

	2008
	Fourth	Third	Second	First

Revenue — fully-taxable equivalent (FTE)
Net interest income	$376,365	$388,636	$389,866	$376,824
FTE adjustment	3,641	5,451	5,624	5,502

Net interest income(7)	380,006	394,087	395,490	382,326
Noninterest income	67,099	167,857	236,430	235,752

Total revenue(7)	$447,105	$561,944	$631,920	$618,078

	2008
Capital Adequacy	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (in millions)	$46,994	$46,608	$46,602	$46,546
Tier 1 leverage ratio(8)	9.82%	7.99%	7.88%	6.83%
Tier 1 risk-based capital ratio(8)	10.72	8.80	8.82	7.56
Total risk-based capital ratio(8)	13.91	12.03	12.05	10.87
Tangible common equity/asset ratio(9)	4.04	4.88	4.81	4.92
Tangible equity/asset ratio(10)	7.72	5.99	5.90	4.92
Tangible equity/risk-weighted assets ratio	8.39	6.60	6.59	5.58

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” section for additional discussion regarding these items.

(2)	For all affected quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Deferred tax liability related to other intangible assets is calculated assuming a 35% tax rate.

(4)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(5)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities (losses) gains.

(7)	Presented on a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(8)	Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.

(9)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(10)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth in the “Market Risk” section.

Item 8:	Financial Statements and Supplementary Data

Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements.

REPORT OF MANAGEMENT

The management of Huntington (the Company) is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2009, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. Huntington’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Stephen D. Steinour — Chairman, President, and Chief Executive Officer

Donald R. Kimble — Senior Executive Vice President and Chief Financial Officer

February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 18, 2010 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 18, 2010

Consolidated Balance Sheets

	December 31,
	2009	2008
(In thousands, except number of shares)

ASSETS
Cash and due from banks	$1,521,344	$806,693
Federal funds sold and securities purchased under resale agreements	—	37,975
Interest bearing deposits in banks	319,375	292,561
Trading account securities	83,657	88,677
Loans held for sale	461,647	390,438
Investment securities	8,587,914	4,384,457
Loans and leases:
Commercial and industrial loans and leases	12,888,100	13,540,841
Commercial real estate loans	7,688,827	10,098,210
Automobile loans	3,144,329	3,900,893
Automobile leases	246,265	563,417
Home equity loans	7,562,060	7,556,428
Residential mortgage loans	4,510,347	4,761,384
Other consumer loans	750,735	670,992

Loans and leases	36,790,663	41,092,165
Allowance for loan and lease losses	(1,482,479)	(900,227)

Net loans and leases	35,308,184	40,191,938

Bank owned life insurance	1,412,333	1,364,466
Premises and equipment	496,021	519,500
Goodwill	444,268	3,054,985
Other intangible assets	289,098	356,703
Accrued income and other assets	2,630,824	2,864,466

Total assets	$51,554,665	$54,352,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits in domestic offices
Demand deposits — non-interest bearing	$6,907,238	$5,477,439
Interest bearing	33,229,726	31,732,842
Deposits in foreign offices	356,963	733,005

Deposits	40,493,927	37,943,286
Short-term borrowings	876,241	1,309,157
Federal Home Loan Bank advances	168,977	2,588,976
Other long-term debt	2,369,491	2,331,632
Subordinated notes	1,264,202	1,950,097
Accrued expenses and other liabilities	1,045,825	1,000,805

Total liabilities	46,218,663	47,123,953

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	1,325,008	1,308,667
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	569,000
Common stock —
Par value of $0.01 and authorized 1,000,000,000 shares	7,167	3,670
Capital surplus	6,731,796	5,322,428
Less treasury shares, at cost	(11,465)	(15,530)
Accumulated other comprehensive loss	(156,985)	(326,693)
Retained (deficit) earnings	(2,922,026)	367,364

Total shareholders’ equity	5,336,002	7,228,906

Total liabilities and shareholders’ equity	$51,554,665	$54,352,859

Common shares issued	716,741,249	366,972,250
Common shares outstanding	715,761,672	366,057,669
Treasury shares outstanding	979,577	914,581
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	1,760,578	1,967,071

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
(In thousands, except per share amounts)

Interest and fee income
Loans and leases
Taxable	$1,933,639	$2,447,362	$2,388,799
Tax-exempt	10,630	2,748	5,213
Investment securities
Taxable	249,968	217,882	221,877
Tax-exempt	8,824	29,869	26,920
Other	35,081	100,461	100,154

Total interest income	2,238,142	2,798,322	2,742,963

Interest expense
Deposits	674,101	931,679	1,026,388
Short-term borrowings	2,366	42,261	92,810
Federal Home Loan Bank advances	12,882	107,848	102,646
Subordinated notes and other long-term debt	124,506	184,843	219,607

Total interest expense	813,855	1,266,631	1,441,451

Net interest income	1,424,287	1,531,691	1,301,512
Provision for credit losses	2,074,671	1,057,463	643,628

Net interest income after provision for credit losses	(650,384)	474,228	657,884

Service charges on deposit accounts	302,799	308,053	254,193
Brokerage and insurance income	138,169	137,796	92,375
Mortgage banking income	112,298	8,994	29,804
Trust services	103,639	125,980	121,418
Electronic banking	100,151	90,267	71,067
Bank owned life insurance income	54,872	54,776	49,855
Automobile operating lease income	51,810	39,851	7,810
Net (losses) gains on sales of investment securities	48,815	(197,370)	(29,738)
Impairment losses on investment securities:
Impairment losses on investment securities	(183,472)	—	—
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	124,408	—	—

Net impairment losses on investment securities	(59,064)	—	—
Other income	152,155	138,791	79,819

Total non-interest income	1,005,644	707,138	676,603

Personnel costs	700,482	783,546	686,828
Outside data processing and other services	148,095	130,226	129,226
Deposit and other insurance expense	113,830	22,437	13,785
Net occupancy	105,273	108,428	99,373
OREO and foreclosure expense	93,899	33,455	15,185
Equipment	83,117	93,965	81,482
Professional services	76,366	49,613	37,390
Amortization of intangibles	68,307	76,894	45,151
Automobile operating lease expense	43,360	31,282	5,161
Marketing	33,049	32,664	46,043
Telecommunications	23,979	25,008	24,502
Printing and supplies	15,480	18,870	18,251
Goodwill impairment	2,606,944	—	—
Gain on early extinguishment of debt	(147,442)	(23,542)	(8,058)
Other expense	68,704	94,528	117,525

Total non-interest expense	4,033,443	1,477,374	1,311,844

(Loss) income before income taxes	(3,678,183)	(296,008)	22,643
Benefit for income taxes	(584,004)	(182,202)	(52,526)

Net (loss) income	$(3,094,179)	$(113,806)	$75,169
Dividends on preferred shares	174,756	46,400	—

Net (loss) income applicable to common shares	$(3,268,935)	$(160,206)	$75,169

Average common shares — basic	532,802	366,155	300,908
Average common shares — diluted	532,802	366,155	303,455
Per common share
Net (loss) income — basic	$(6.14)	$(0.44)	$0.25
Net (loss) income — diluted	(6.14)	(0.44)	0.25
Cash dividends declared	0.0400	0.6625	1.0600

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
(In thousands)

Year Ended December 31, 2009
Balance, beginning of year	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$367,364	$7,228,906
Comprehensive Income:
Net loss											(3,094,179)	(3,094,179)
Cumulative effect of change in accounting principle for other-than-temporarily impaired debt securities, net of tax of $1,907										(3,541)	3,541	—
Non-credit-related impairment losses on debt securities not expected to be sold, net of tax of ($43,543)										(80,865)		(80,865)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains, net of tax of ($102,268)										188,780		188,780
Unrealized gains on cash flow hedging derivatives, net of tax of ($7,661)										14,227		14,227
Change in accumulated unrealized losses for pension and other post-retirement obligations, net of tax of $27,519										51,107		51,107

Total comprehensive loss												(2,920,930)
Issuance of common stock					308,226	3,081	1,142,670					1,145,751
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Amortization of discount		16,041									(16,041)	—
Cash dividends declared:
Common ($0.04 per share)											(22,020)	(22,020)
Preferred Series B ($50.00 per share)											(69,904)	(69,904)
Preferred Series A ($85.00 per share)											(32,776)	(32,776)
Recognition of the fair value of share-based compensation							8,547					8,547
Other share-based compensation activity					471	5	635				(838)	(198)
Other		300					(4,601)	(65)	4,065		(1,138)	(1,374)

Balance, end of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total
(In thousands)

Year Ended December 31, 2008
Balance, beginning of year	—	$—	—	$—	367,002	$3,670	$5,237,783	(740)	$(14,391)	$(49,611)	$773,639	$5,951,090

Cumulative effect of change in accounting principle for fair value of assets and liabilities, net of tax of ($803)											1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324										(3,834)	(4,654)	(8,488)

Balance, beginning of year — as adjusted	—	—	—	—	367,002	3,670	5,237,783	(740)	(14,391)	(53,445)	770,476	5,944,093
Comprehensive Loss:
Net (loss) income											(113,806)	(113,806)
Unrealized net losses on investment securities arising during the period, net of reclassification for net realized gains, net of tax of $108,131										(197,745)		(197,745)
Unrealized gains on cash flow hedging derivatives, net of tax of ($21,584)										40,085		40,085
Change in accumulated unrealized losses for pension and other post-retirement obligations, net of tax of $62,240										(115,588)		(115,588)

Total comprehensive loss												(387,054)
Issuance of Preferred Class B Stock	1,398	1,306,726										1,306,726
Issuance of Preferred Class A Stock			569	569,000			(18,866)					550,134
Issuance of warrants convertible to common stock							90,765					90,765
Amortization of discount		1,941									(1,941)	—
Cash dividends declared:
Common ($0.6625 per share)											(242,522)	(242,522)
Preferred Class B ($6.528 per share)											(9,126)	(9,126)
Preferred Series A ($62.097 per share)											(35,333)	(35,333)
Recognition of the fair value of share-based compensation							14,091					14,091
Other share-based compensation activity					(30)	—	(874)				(199)	(1,073)
Other							(471)	(175)	(1,139)		(185)	(1,795)

Balance, end of year	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$367,364	$7,228,906

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total
(In thousands)

Year Ended December 31, 2007
Balance, beginning of year	—	$—	—	$—	236,064	$2,064,764	$—	(590)	$(11,141)	$(55,066)	1,015,769	$3,014,326

Cumulative effect of change in accounting principle for noncontrolling interests											1,706

Balance, beginning of year — as adjusted	—	—	—	—	236,064	2,064,764	—	(590)	(11,141)	(55,066)	1,017,475	3,016,032
Comprehensive Loss:
Net income											75,169	75,169
Unrealized net losses on investment securities arising during the period, net of reclassification for net realized losses, net of tax of $13,245										(24,265)		(24,265)
Unrealized losses on cash flow hedging derivatives, net of tax of $6,707										(12,455)		(12,455)
Change in accumulated unrealized losses for pension and other post-retirement obligations, net of tax of ($22,710)										42,175		42,175

Total comprehensive income												80,624

Assignment of $0.01 par value per share for each share of Common Stock						(2,062,403)	2,062,403					—
Cash dividends declared ($1.06 per share)											(319,249)	(319,249)
Shares issued pursuant to acquisition					129,827	1,298	3,135,239					3,136,537
Recognition of the fair value of share-based compensation							21,836					21,836
Other share-based compensation activity					1,111	11	15,943					15,954
Other							2,362	(150)	(3,250)		244	(644)

Balance, end of year	—	$—	—	$—	367,002	$3,670	$5,237,783	(740)	$(14,391)	$(49,611)	$773,639	$5,951,090

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Operating activities
Net (loss) income	$(3,094,179)	$(113,806)	$75,169
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Impairment of goodwill	2,606,944	—	—
Provision for credit losses	2,074,671	1,057,463	643,628
Losses on investment securities	10,249	197,370	29,738
Depreciation and amortization	228,041	244,860	127,261
Change in current and deferred income taxes	(471,592)	(251,827)	(157,169)
Net sales (purchases) of trading account securities	856,112	92,976	(996,689)
Originations of loans held for sale	(4,786,043)	(3,063,375)	(2,815,854)
Principal payments on and proceeds from loans held for sale	4,667,792	3,096,129	2,693,132
Gain on early extinguishment of debt	(147,442)	(23,541)	(8,058)
Other, net	21,709	1,080	66,063

Net cash provided by (used for) operating activities	1,966,262	1,237,329	(342,779)

Investing activities
Increase in interest bearing deposits in banks	(319,989)	(228,554)	(188,971)
Net cash paid in acquisitions	—	—	(80,060)
Proceeds from:
Maturities and calls of investment securities	1,004,293	386,232	405,482
Sales of investment securities	3,585,644	555,719	1,528,480
Purchases of investment securities	(8,386,223)	(1,338,274)	(1,317,630)
Net proceeds from sales of loans	949,398	471,362	108,588
Net loan and lease activity, excluding sales	1,544,524	(2,358,653)	(1,746,814)
Purchases of operating lease assets	(119)	(226,378)	(76,940)
Proceeds from sale of operating lease assets	11,216	25,091	27,591
Purchases of premises and equipment	(49,223)	(59,945)	(109,450)
Proceeds from sales of other real estate	60,499	54,520	35,883
Other, net	4,619	19,172	8,471

Net cash used for investing activities	(1,595,361)	(2,699,708)	(1,405,370)

Financing activities
Increase (decrease) in deposits	2,559,633	195,142	(165,625)
Decrease in short-term borrowings	(277,215)	(1,316,155)	1,464,542
Proceeds from issuance of subordinated notes	—	—	250,010
Maturity/redemption of subordinated notes	(484,966)	(76,659)	(46,660)
Proceeds from Federal Home Loan Bank advances	207,394	1,865,294	2,853,120
Maturity/redemption of Federal Home Loan Bank advances	(2,627,786)	(2,360,368)	(1,492,899)
Proceeds from issuance of long-term debt	598,200	887,111	—
Maturity/redemption of long-term debt	(642,644)	(540,266)	(353,079)
Dividends paid on preferred stock	(107,262)	(23,242)	—
Dividends paid on common stock	(55,026)	(279,608)	(289,758)
Net proceeds from issuance of preferred stock	—	1,947,625	—
Net proceeds from issuance of common stock	1,135,645	—	—
Other, net	(198)	(1,073)	16,997

Net cash provided by financing activities	305,775	297,801	2,236,648

Increase (decrease) in cash and cash equivalents	676,676	(1,164,578)	488,499
Cash and cash equivalents at beginning of year	844,668	2,009,246	1,520,747

Cash and cash equivalents at end of year	$1,521,344	$844,668	$2,009,246

Supplemental disclosures:
Income taxes (refunded) paid	$(112,412)	$69,625	$104,645
Interest paid	869,503	1,282,877	1,434,007
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	6,670	39,675	76,762
Preferred stock dividends accrued, paid in subsequent quarter	16,635	21,218	—
Common stock and stock options issued for purchase acquisitions	—	—	3,136,537

See Notes to Consolidated Financial Statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including: Auto Finance and Dealer Services offices in Nevada, New Jersey, and New York; Private Financial and Capital Markets Group offices in Florida; and Mortgage Banking offices in Maryland and New Jersey. Huntington Insurance offers retail and commercial insurance agency services in Ohio, Pennsylvania, Michigan, Indiana, and West Virginia. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.

Basis of Presentation — The consolidated financial statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest or are a variable interest entity (VIE) in which Huntington absorbs the majority of expected losses are consolidated. Huntington evaluates VIEs in which it holds a beneficial interest for consolidation. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not absorb the majority of expected losses are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes a minority interest liability (included in accrued expenses and other liabilities) for the equity held by others and minority interest expense (included in other long-term debt) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in non-marketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method and are periodically evaluated for impairment. Investments in private investment partnerships are carried at fair value. Investments in private investment partnerships and investments that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other non-interest income.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that significantly affect amounts reported in the financial statements. Huntington uses significant estimates and employs the judgments of management in determining the amount of its allowance for credit losses and income tax accruals and deferrals, in its fair value measurements of investment securities, derivatives, mortgage loans held for sale, mortgage servicing rights and in the evaluation of impairment of loans, goodwill, investment securities, and fixed assets. As with any estimate, actual results could differ from those estimates. Significant estimates are further discussed in the critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other non-interest income, except for gains and losses on trading account securities used to hedge the fair value of mortgage servicing rights, which are included in mortgage banking income. All other securities are classified as investment securities. Investment securities include securities designated as available for sale and non-marketable equity securities. Unrealized gains or losses on investment securities designated as available for sale are reported as a separate component of accumulated other comprehensive loss in the consolidated statement of changes in shareholders’ equity.

Declines in the value of debt and marketable equity securities that are considered other-than-temporary are recorded in non-interest income as securities losses.

Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of other-than-temporary impairment (OTTI). This determination requires significant judgment. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that Huntington does not expect to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while noncredit-related OTTI is recognized in other comprehensive income (loss) (OCI). Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The amortized cost of sold securities is used to compute realized gains and losses. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.

Non-marketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock. These securities are generally accounted for at cost and are included in investment securities.

Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the balance sheet as loans and leases. Loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, loan premiums and net loan origination fees and costs on a level-yield basis over the estimated lives of the related loans.

Loans that Huntington has the intent to sell or securitize are classified as held for sale. Loans held for sale (excluding loans originated or acquired with the intent to sale) are carried at the lower of cost or fair value. The fair value option was elected for mortgage loans held for sale to facilitate hedging of the loans. Fair value is determined based on collateral value and prevailing market prices for loans with similar characteristics. Subsequent declines in fair value are recognized either as a charge-off or as non-interest income, depending on the length of time the loan has been recorded as held for sale. When a decision is made to sell a loan that was not originated or initially acquired with the intent to sell, the loan is reclassified into held for sale.

Residual values on leased automobiles and equipment are evaluated quarterly for impairment. Impairment of the residual values of direct financing leases is recognized by writing the leases down to fair value with a charge to other non-interest expense. Residual value losses arise if the expected fair value at the end of the lease term is less than the residual value recorded at original lease, net of estimated amounts reimbursable by the lessee. Future declines in the expected residual value of the leased equipment would result in expected losses of the leased equipment.

For leased equipment, the residual component of a direct financing lease represents the estimated fair value of the leased equipment at the end of the lease term. Huntington uses industry data, historical experience, and independent appraisals to establish these residual value estimates. Additional information regarding product life cycle, product upgrades, as well as insight into competing products are obtained through relationships with industry contacts and are factored into residual value estimates where applicable.

Commercial and industrial loans and commercial real estate loans are generally placed on non-accrual status and stop accruing interest when principal or interest payments are 90 days or more past due or the borrower’s creditworthiness is in doubt or other reasons. A loan may remain in accruing status if it is sufficiently collateralized, which means the collateral covers the full repayment of principal and interest, and is in the process of active collection.

Management evaluates direct financing leases individually for impairment. Commercial loans are evaluated periodically for impairment. An allowance is established as a component of the allowance for loan and lease losses when, based upon current information and events, it is probable that all amounts due according to the contractual terms of the loan or lease will not be collected. The amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or, as a practical expedient, the observable market price of the loan or lease, or, the fair value of the collateral if the loan or lease is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (TDR). TDRs of impaired loans that continue to perform under the restructured terms continue to accrue interest. Huntington does not have significant commitments to lend additional funds to borrowers whose loans have been modified as a TDR.

Consumer loans and leases are subject to mandatory charge-off based on specific criteria and are not classified as non-performing prior to being charged off. Huntington recently adjusted the timing of the loss recognition to ensure a conservative view of the value of the underlining real estate collateral. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral. (See Note 5 for further information.) A home equity charge-off occurs when it is determined that there is not sufficient equity in the loan to cover Huntington’s position. A write down in value occurs as determined by Huntington’s internal processes, with subsequent losses incurred upon final disposition. In the event the first mortgage is purchased to protect Huntington’s interests, the charge-off process is the same as residential mortgage loans described above.

For non-performing loans and leases, cash receipts are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in management’s judgment, the borrower’s ability to make required interest and principal payments resumes and collectability is no longer in doubt, the loan or lease is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss.

Included within loans are $323 million of amounts due from borrowers which are in the form of lower floater bonds. The bonds are a long-term loan with a short-term adjustable interest rate, supported by a letter of credit from a Huntington. The bonds were obtained in 2009 in satisfaction of existing letter of credit draws to the same borrowers. Because the letters of credit on the bonds are with Huntington and Huntington can at anytime put the bonds back to the issuer and thereby convert the bond to a loan, the company classifies these instruments as loans.

Sold Loans and Leases — For loan or lease sales with servicing retained, an asset is recorded for the right to service the loans sold, based on the fair value of the servicing rights.

Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third party. Fair values of the servicing rights are based on the present value of expected future cash flows from servicing the underlying loans, net of adequate compensation to service the loans. The present value of expected future cash flows is determined using assumptions for market interest rates, ancillary fees, and prepayment rates. The servicing rights are recorded in accrued income and other assets in the consolidated balance sheets. Servicing revenues on mortgage and automobile loans are included in mortgage banking income and other non-interest income, respectively.

Allowance for Credit Losses — The allowance for credit losses (ACL) reflects Management’s judgment as to the level of the ACL considered appropriate to absorb probable inherent credit losses. This judgment is based on the size and current risk characteristics of the portfolio, a review of individual loans and leases, historical and anticipated loss experience, and a review of individual relationships where applicable. External influences such as general economic conditions, economic conditions in the relevant geographic areas and specific industries, regulatory guidelines, and other factors are also assessed in determining the level of the allowance.

The determination of the allowance requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. The allowance is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the allowance associated with securitized or sold loans.

The ACL consists of two components, the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and the economic reserve. The two components are more fully described below.

The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $1 million. For commercial loans, the estimate of loss based on pools of loans and leases with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans and leases, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.

The reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. During the 2009 fourth quarter, Management performed a review of our ACL practices. The review included an analysis of the adequacy of the ACL in light of current economic conditions, as well as expected future performance. Based on the results of the review, Huntington made the following enhancements:

•	Current market conditions, such as higher vacancy rates and lower rents, have driven commercial real estate values lower and caused loss given default (LGD) experience to rise significantly over the past year. Management believes that factors driving the higher losses will continue to be evident for at least the next 18 to 24 months, making it necessary to develop cyclical LGD factors that are collateral specific and based in part on market projections.

•	Probability of Default (PD) factors have recently migrated higher for commercial and commercial real estate loans. Based on this change in market conditions, Management has increased the loss emergence time frame to 24 months from 12 months.

•	Management has redefined the general reserve in broader terms to incorporate: (a) current and likely market conditions along with an assessment of the potential impact of those conditions,(b) uncertainty in the risk rating process, and (c) the impact of portfolio performance, portfolio composition, origination channels, and other factors.

•	PD factors were updated to include current delinquency status across all consumer portfolios.

Other Real Estate Owned — Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO also includes government insured loans in the process of foreclosure. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in non-interest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in non-interest expense on the date of sale.

Resell and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Huntington as in accordance with the agreement.

Goodwill and Other Intangible Assets — Under the acquisition method of accounting, the net assets of entities acquired by Huntington are recorded at their estimated fair value at the date of acquisition. The excess cost of the acquisition over the fair value of net assets acquired is recorded as goodwill. Other intangible assets are amortized either on an accelerated or straight-line basis over their estimated useful lives. Goodwill is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Mortgage Banking Activities — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheets, only when purchased or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. Servicing rights are initially recorded at fair value. All mortgage loan servicing rights (MSRs) are subsequently carried at either fair value or amortized cost, and are included in other assets.

To determine the fair value of MSRs, Huntington uses a option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate; and therefore, the timing and magnitude of the cash flows associated with the MSR. Expected mortgage loan prepayment assumptions are derived from a third party model. Management believes these prepayment assumptions are consistent with assumptions used by other market participants valuing similar MSRs.

Huntington hedges the value of MSRs using derivative instruments and trading account securities. Changes in fair value of these derivatives and trading account securities are reported as a component of mortgage banking income.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 20 years, respectively. Land improvements and furniture and fixtures are depreciated over 10 years, while equipment is depreciated over a range of three to seven years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the term of the related leases, including any renewal periods for which renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Bank Owned Life Insurance — Huntington’s bank owned life insurance policies are carried at their cash surrender value. Huntington recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits. A portion of cash surrender value is supported by holdings in separate accounts. Huntington has also purchased insurance for these policies to provide protection of the value of the holdings within these separate accounts. The cash surrender value of the policies exceeds the value of the underlying holdings in the separate accounts covered by these insurance policies by approximately $9.1 million at December 31, 2009.

Derivative Financial Instruments — A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.

Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value, with changes to fair value recorded through earnings unless specific criteria are met to account for the derivative using hedge accounting.

Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage loan servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.

For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument and how ineffectiveness will be measured. The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For specifically designated fair value hedges of certain fixed-rate debt, Huntington utilizes the short-cut method when certain criteria are met. For other fair value hedges of fixed-rate debt, including certificates of deposit, Huntington utilizes the regression method to evaluate hedge effectiveness on a quarterly basis. For fair value hedges of portfolio loans, the regression method is used to evaluate effectiveness on a daily basis. For cash flow hedges, the regression method is applied on a quarterly basis. For hedging relationships that are designated as fair value hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of a hedge that is ineffective is recognized immediately as other noninterest income. When a cash flow hedge is discontinued because the originally forecasted transaction is not probable of occurring, any net gain or loss in other comprehensive income is recognized immediately as other noninterest income.

Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. Huntington considers the value of collateral held and collateral provided in determining the net carrying value of it derivatives.

Advertising Costs — Advertising costs are expensed as incurred and recorded as a marketing expense, a component of noninterest expense.

Income Taxes — Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. To the extent that Huntington does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed when determining how much of a valuation allowance is recognized on a quarterly basis. In determining the requirements for a valuation allowance, sources of possible taxable income are evaluated including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in appropriate carryback years, and tax-planning strategies. Huntington applies a more likely than not recognition threshold for all tax uncertainties. Huntington reviews its tax positions quarterly.

Treasury Stock — Acquisitions of treasury stock are recorded at cost. The reissuance of shares in treasury is recorded at weighted-average cost.

Share-Based Compensation  — Huntington uses the fair value recognition concept relating to its share-based compensation plans. Compensation expense is recognized based on the fair value of unvested stock options and awards over the requisite service period.

Segment Results — Accounting policies for the lines of business are the same as those used in the preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Changes are made in these methodologies utilized for certain balance sheet and income statement allocations performed by Huntington’s management reporting system, as appropriate.

Statement of Cash Flows — Cash and cash equivalents are defined as “Cash and due from banks” which includes amounts on deposit with the Federal Reserve and “Federal funds sold and securities purchased under resale agreements.”

Fair Value Measurements — The Company records certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

See Note 21 for more information regarding fair value measurements.

2.	SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

3.	ACCOUNTING STANDARDS UPDATE

FASB Accounting Standards Codification (ASC) Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification have been superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP exists, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification is considered non-authoritative. The adoption of the Codification does not have a material impact on the Company’s consolidated financial statements.

ASC Topic 810 — Consolidation (Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) (ASC 810). This accounting guidance was originally issued in December 2007 and is now included in ASC 810. The guidance requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on Huntington’s consolidated financial statements.

ASC Topic 805 — Business Combinations (Statement No. 141 (Revised 2008), Business Combinations) (ASC 805). This accounting guidance was originally issued in December 2007 and is now included in ASC 805. The guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The guidance requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The Franklin restructuring transaction described in Note 5 and the Warren Bank transaction described in Note 4 was accounted for under this guidance.

ASC Topic 944 — Financial Services — Insurance (Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60) (ASC 944). This accounting guidance was originally issued in May 2008 and is now included in ASC 944. This guidance requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies the recognition and measurement criteria to be used to account for premium revenue and claim liabilities in financial guarantee insurance contracts. The guidance also requires expanded disclosures about financial guarantee insurance contracts. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Huntington’s consolidated financial statements.

ASC Topic 320 — Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) (ASC 320). This accounting guidance was originally issued in April 2009 and is now included in ASC 320. The guidance amends the previous other-than-temporary impairment (OTTI) guidance for debt securities and included additional presentation and disclosure requirements for both debt and equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance requires an adjustment to retained earnings and other comprehensive income (OCI) in the period of adoption to reclassify non-credit related impairment to OCI for securities that the Company does not intend to sell (and will not more likely than not be required to sell). The adoption resulted in the reclassification of $3.5 million (net of tax) from retained earnings to OCI. (See Consolidated Statements of Changes in Shareholders’ Equity and Note 15).

ASC Topic 820 — Fair Value Measurements and Disclosures (Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) (ASC 820). This accounting guidance was originally issued in April 2009 and is now included in ASC 820. The guidance reaffirms the exit price fair value measurement concept and also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Huntington’s consolidated financial statements.

ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825). This accounting guidance was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was adopted for interim reporting periods ending after June 15, 2009 (See Note 21).

ASC Topic 855 — Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855). This accounting guidance was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance was not material to Huntington’s consolidated financial statements.

ASC Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. Huntington previously transferred automobile loans and leases to a trust in a securitization transaction. With adoption of the amended guidance, the trust will be consolidated as of January 1, 2010. Total net assets are anticipated to increase by approximately $600 million. Based upon the current regulatory requirements, Huntington anticipates the impact of adopting will result in a slight decrease to risk weighted capital ratios.

ASC Topic 860 — Transfers and Servicing (Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) (ASC 860). This accounting guidance was originally issued in June 2009 and is now included in ASC 860. The guidance removes the concept of a qualifying special purpose entity and changes the requirements for derecognizing financial assets. Many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. The guidance applies prospectively to transfers of financial assets occurring on or after the effective date. The guidance will impact structuring of securitizations and other transfers of financial assets in order to meet the amended sale treatment criteria.

ASC Topic 715 — Compensation — Retirement Benefits (FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) (ASC 715). This accounting guidance was originally issued in December 2008 and is now included in ASC 715. The guidance requires additional disclosures about plan assets in an employer’s defined benefit pension and other postretirement plans. The required disclosures have been included in Note 20.

Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. (See Note 21).

4.	ACQUISITIONS

On October 2, 2009, Huntington assumed the deposits and certain assets of Warren Bank located in Macomb County, Michigan from the Federal Deposit Insurance Corporation (FDIC). Under the agreement, approximately $410.0 million of deposits and $66.2 million of other assets (primarily cash and due from banks and investment securities) were transferred to Huntington for consideration including a premium for the deposits of $0.9 million. The FDIC transferred cash to Huntington for the difference between the assets purchased and the liabilities assumed net of the premium. Goodwill of $0.6 million was established related to this transaction.

5.	LOANS AND LEASES

At December 31, 2009, $8.5 billion of commercial and industrial loans and home equity loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank, and $8.0 billion of real estate loans were pledged to secure advances from the Federal Home Loan Bank.

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in commercial and industrial loans, and on automobiles. Net investments in lease financing receivables by category at December 31 were as follows:

	At December 31,
	2009	2008
(In thousands)

Commercial and industrial
Lease payments receivable	$934,470	$1,119,487
Estimated residual value of leased assets	54,635	56,705

Gross investment in commercial lease financing receivables	989,105	1,176,192
Net deferred origination costs	3,207	3,946
Unearned income	(109,090)	(151,296)

Total net investment in commercial lease financing receivables	$883,222	$1,028,842

Consumer
Lease payments receivable	$91,099	$246,919
Estimated residual value of leased assets	171,610	362,512

Gross investment in consumer lease financing receivables	262,709	609,431
Net deferred origination fees	(384)	(840)
Unearned income	(16,060)	(45,174)

Total net investment in consumer lease financing receivables	$246,265	$563,417

The future lease rental payments due from customers on direct financing leases at December 31, 2009, totaled $1.0 billion and were as follows: $0.4 billion in 2010; $0.3 billion in 2011; $0.2 billion in 2012; $0.1 billion in 2013; and less than $0.1 billion in 2014 and thereafter.

Other than the credit risk concentrations described below, there were no other economic, industry, or geographic concentrations of credit risk greater than 10% of total loans in the loan and lease portfolio at December 31, 2009.

Franklin Credit Management relationship

Franklin Credit Management Corporation (Franklin) is a specialty consumer finance company primarily engaged in servicing residential mortgage loans. At December 31, 2008, Huntington’s total loans outstanding to Franklin were $650.2 million, all of which were on nonaccrual status. Additionally, the specific ALLL for the Franklin portfolio was $130.0 million, resulting in a net exposure to Franklin at December 31, 2008 of $520.2 million. The collateral to Huntington’s loans was a Franklin owned portfolio of loans secured by first and second liens on 1-4 family residential properties.

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

Franklin 2009 Trust is a variable interest entity and, as a result of Huntington’s 83% participation certificates, Franklin 2009 Trust was consolidated into Huntington’s financial results. The consolidation was recorded as a business combination with the fair value of the equity interests issued to Franklin representing the acquisition price.

ASC 310 (formerly SOP 03-3) provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in an increase to the allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable discount (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

At December 31, 2009, there were no additional credit losses recorded on the portfolio and no adjustment to the accretable yield or nonaccretable yield was required.

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the loans at the acquisition date on March 31, 2009:

	Loans	OREO	Total
(In thousands)

Contractually required payments including interest	$1,612,695	$113,732	$1,726,427
Less: nonaccretable difference	(1,079,362)	(34,136)	(1,113,498)

Cash flows expected to be collected	533,333	79,596	612,929
Less: accretable yield	(39,781)	—	(39,781)

Fair value of loans acquired	$493,552	$79,596	$573,148

The fair values of the acquired mortgage loans and OREO assets were based upon a market participant model. Under this market participant model, expected cash flows for first-lien mortgages were calculated based upon the net expected foreclosure proceeds of the collateral underlying each mortgage loan. Appraisals or other indicators of value provided the basis for estimating cash flows. Sales proceeds from the underlying collateral were estimated to be received over a one to three year period, depending on the delinquency status of the loan. Expected proceeds were reduced assuming housing price depreciation of 18%, 12%, and 0% over each year of the next three years of expected collections, respectively. Principal and interest cash flows were estimated to be received for a limited time for non delinquent loans. Limited value was assigned to all second-lien mortgages because, after considering the house price depreciation rates above, little if any proceeds would be realized. The resulting cash flows were discounted at an 18% rate of return.

The following table presents a rollforward of the accretable yield from the beginning of the period to the end of the period:

Accretable
Yield
(In thousands)

Balance at December 31, 2008	$—
Impact of Franklin transaction on March 31, 2009	39,781
Additions	—
Accretion	(4,495)
Reclassification from (to) nonaccretable difference	—

Balance at December 31, 2009	$35,286

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at December 31, 2009:

	Carrying	Outstanding
	Value	Balance
(In thousands)

Residential mortgage	$373,117	$680,068
Home equity	70,737	810,139

Total	$443,854	$1,490,207

At December 31, 2009, $129.2 million of the loans accrue interest while $314.7 million were on nonaccrual. Management has concluded that it cannot reliably estimate the timing of collection of cash flows for delinquent first and second lien mortgages, because the majority of the expected cash flows for the delinquent portfolio will result from the foreclosure and subsequent disposition of the underlying collateral supporting the loans.

The consolidation of Franklin 2009 Trust at March 31, 2009 resulted in the recording of a $95.8 million liability, representing the 17% of Franklin 2009 Trust certificates not acquired by Huntington. At December 31, 2009, the balance of the liability was $79.9 million. These certificates were retained by Franklin.

In accordance with ASC 805, at March 31, 2009 Huntington has recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 83% interest in the Franklin 2009 Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset resulted in a bargain purchase under ASC 805, and, therefore, was recorded as tax benefit in the 2009 first quarter.

Single Family Home Builders

At December 31, 2009, Huntington had $857.4 million of loans to single family homebuilders, including loans made to both middle market and small business homebuilders. Such loans represented 2% of total loans and leases. Of this portfolio, 67% were to finance projects currently under construction, 15% to finance land under development, and 18% to finance land held for development. The decline from December 31, 2008 was primarily the result of a reclassification of loans from commercial real estate to commercial and industrial. Other factors contributing to the decrease in exposure include no new originations in this portfolio segment in 2009, increased property sale activity, and substantial charge-offs.

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

Retail properties

Huntington’s portfolio of commercial real estate loans secured by retail properties totaled $2.1 billion, or approximately 6% of total loans and leases, at December 31, 2009. Loans to this borrower segment decreased by $0.2 billion from $2.3 billion at December 31, 2008. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense when the loan is fully funded.

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

Huntington does not originate mortgage loan products that contain these terms. Recent declines in housing prices have likely eliminated a portion of the collateral for the home equity portfolio, such that some loans originally underwritten at an LTV of less than 100% are currently at higher than 100%. Home equity loans totaled $7.6 billion at both December 31, 2009 and 2008, or 21% and 18% of total loans at the end of each respective period. At December 31, 2009, 84% of the home equity loans had a loan to value ratio at origination of less than 90%.

As part of the Company’s loss mitigation process, Huntington increased its efforts in 2008 and 2009 to re-underwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.

Related Party Transactions

Huntington has made loans to its officers, directors, and their associates. These loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. These loans to related parties for the year ended December 31 are summarized as follows:

	2009	2008
(In thousands)

Balance, beginning of year	$90,787	$96,393
Loans made	28,608	121,417
Repayments	(45,831)	(127,023)

Balance, end of year	$73,564	$90,787

6.	INVESTMENT SECURITIES

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at December 31, 2009 and 2008.

		Unrealized
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
(In thousands)

December 31, 2009
U.S. Treasury	$99,735	$—	$(581)	$99,154
Federal Agencies
Mortgage-backed securities	3,444,436	44,835	(9,163)	3,480,108
TLGP securities	258,672	2,037	(321)	260,388
Other agencies	2,724,815	6,346	(4,158)	2,727,003

Total U.S. Government backed securities	6,527,658	53,218	(14,223)	6,566,653
Municipal securities	118,447	6,424	(86)	124,785
Private label CMO	534,377	99	(57,157)	477,319
Asset backed securities(1)	1,128,474	7,709	(155,867)	980,316
Other securities	439,132	296	(587)	438,841

Total investment securities	$8,748,088	$67,746	$(227,920)	$8,587,914

(1)	Amounts at December 31, 2009 include securities backed by automobile loans with a fair value of $309.4 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York, and securities with a fair value of $161.0 million backed by student loans with a minimum 97% government guarantee.

		Unrealized
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
(In thousands)

December 31, 2008
U.S. Treasury	$11,141	$16	$—	$11,157
Federal Agencies
Mortgage-backed securities	1,625,656	18,822	(16,897)	1,627,581
TLGP securities	—	—	—	—
Other agencies	587,500	16,748	(8)	604,240

Total U.S. Government backed securities	2,224,297	35,586	(16,905)	2,242,978
Municipal securities	710,148	13,897	(13,699)	710,346
Private label CMO	674,506	—	(150,991)	523,515
Asset backed securities	652,881	—	(188,854)	464,027
Other securities	443,991	114	(514)	443,591

Total investment securities	$4,705,823	$49,597	$(370,963)	$4,384,457

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at December 31, 2009 and 2008.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

December 31, 2009
U.S. Treasury	$99,154	$(581)	$—	$—	$99,154	$(581)
Federal Agencies
Mortgage-backed securities	1,324,960	(9,163)	—	—	1,324,960	(9,163)
TLGP securities	49,675	(321)	—	—	49,675	(321)
Other agencies	1,443,309	(4,081)	6,475	(77)	1,449,784	(4,158)

Total U.S. Government backed securities	2,917,098	(14,146)	6,475	(77)	2,923,573	(14,223)
Municipal securities	3,993	(7)	3,741	(79)	7,734	(86)
Private label CMO	15,280	(3,831)	452,439	(53,326)	467,719	(57,157)
Asset backed securities	236,451	(8,822)	207,581	(147,045)	444,032	(155,867)
Other securities	39,413	(372)	410	(215)	39,823	(587)

Total temporarily impaired securities	$3,212,235	$(27,178)	$670,646	$(200,742)	$3,882,881	$(227,920)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands )

December 31, 2008
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	417,988	(16,897)	—	—	417,988	(16,897)
TLGP securities	—	—	—	—	—	—
Other agencies	—	—	2,028	(8)	2,028	(8)

Total U.S. Government backed securities	417,988	(16,897)	2,028	(8)	420,016	(16,905)
Municipal securities	276,990	(6,951)	40,913	(6,748)	317,903	(13,699)
Private label CMO	449,494	(130,914)	57,024	(20,077)	506,518	(150,991)
Asset backed securities	61,304	(24,220)	164,074	(164,634)	225,378	(188,854)
Other securities	1,132	(323)	1,149	(191)	2,281	(514)

Total temporarily impaired securities	$1,206,908	$(179,305)	$265,188	$(191,658)	$1,472,096	$(370,963)

Other securities at December 31, 2009 and 2008 include $240.6 million of stock issued by the Federal Home Loan Bank of Cincinnati, $45.7 million of stock issued by the Federal Home Loan Bank of Indianapolis, and $90.4 million and $141.7 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. At December 31, 2009 and 2008, Huntington did not have any material equity positions in Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac).

During the first quarter of 2010, Federal Home Loan Bank of Cincinnati redeemed $75.0 million of stock held by Huntington.

Contractual maturities of investment securities as of December 31 were:

	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Under 1 year	$162,238	$164,768	$11,690	$11,709
1 — 5 years	3,278,176	3,279,359	637,982	656,659
6 — 10 years	1,013,065	1,019,152	225,186	231,226
Over 10 years	3,863,487	3,694,008	3,394,931	3,049,334
Non-marketable equity securities	376,640	376,640	427,973	427,973
Marketable equity securities	54,482	53,987	8,061	7,556

Total investment securities	$8,748,088	$8,587,914	$4,705,823	$4,384,457

Non-marketable equity securities are valued at amortized cost.

At December 31, 2009, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.8 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2009.

The following table is a summary of securities gains and losses for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
(In thousands)

Gross gains on sales of securities	$59,762	$9,364	15,216
Gross (losses) on sales of securities	(10,947)	(10)	(1,680)

Net gain (loss) on sales of securities	48,815	9,354	13,536
Net other-than-temporary impairment recorded	(59,064)	(206,724)	(43,274)

Total securities gain (loss)	$(10,249)	$(197,370)	(29,738)

Huntington applied the related OTTI guidance as further described in Note 1 on the debt security types listed below.

Alt-A mortgage-backed and private-label collateralized mortgage obligation (CMO) securities represent securities collateralized by first-lien residential mortgage loans. The securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.

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

For the period ended December 31, 2009, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the income statement for securities evaluated for impairment as described above

	Alt-A	Pooled	Private
	Mortgage-Backed	Trust-Preferred	Label CMO	Total
(In thousands)

Total OTTI losses (unrealized and realized)	$(16,906)	$(131,902)	$(30,727)	$(179,535)
Unrealized OTTI recognized in OCI	6,186	93,491	24,731	124,408

Net impairment losses recognized in earnings	$(10,720)	$(38,411)	$(5,996)	$(55,127)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the year ended December 31, 2009 as follows:

	Alt-A	Pooled	Private
	Mortgage-Backed	Trust-Preferred	Label CMO	Total
(In thousands)

Balance, beginning of year	$—	$—	$—	$—
Credit losses not previous recognized	6,186	94,522	28,184	128,892
Change in expected cash flows	—	(7,748)	(3,453)	(11,201)
Additional credit losses	—	6,717	—	6,717

Balance, end of year	$6,186	$93,491	$24,731	$124,408

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at December 31, 2009.

The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held by Huntington for the year ended December 31, 2009 is as follows:

2009
(In thousands)

Balance, beginning of year	$—
Credit component of OTTI not reclassified to OCI in conjunction with the cumulative effect transition adjustment	24
Additions for the credit component on debt securities in which OTTI was not previously recognized	55,127

Balance, end of year	$55,151

As of December 31, 2009, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional other-than-temporary impairment is required.

7.	LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

For the years ended December 31, 2009, 2008, and 2007, Huntington sold $4.3 billion, $2.8 billion and $1.9 billion of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $87.2 million, $27.8 million and $23.9 million, respectively, recorded in other non-interest income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.

At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio. At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if the Company will engage in actively hedging the asset or recorded using the amortization method if no active hedging will be performed. MSRs are included in accrued income and other assets in the Company’s consolidated balance sheet. Any increase or decrease in the fair value or amortized cost of MSRs carried under the fair value method during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2009 and 2008:

Fair Value Method	2009	2008
(In thousands)

Fair value, beginning of year	$167,438	$207,894
New servicing assets created	23,074	38,846
Change in fair value during the period due to:
Time decay(1)	(6,798)	(7,842)
Payoffs(2)	(38,486)	(18,792)
Changes in valuation inputs or assumptions(3)	34,305	(52,668)
Other changes	(3,106)	—

Fair value, end of year	$176,427	$167,438

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

Amortization Method	2009	2008
(In thousands)

Carrying value, beginning of year	$—	$—
New servicing assets created	40,452	—
Amortization and other	(2,287)	—

Carrying value, end of year	$38,165	$—

Fair value, end of year	$43,769	$—

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

A summary of key assumptions and the sensitivity of the MSR value at December 31, 2009 to changes in these assumptions follows:

			Decline in Fair Value Due to
			10%	20%
			Adverse	Adverse
	Actual		Change	Change
(In thousands)

Constant pre-payment rate	10.26%		$(11,811)	$(21,133)
Spread over forward interest rate swap rates	483	bps	(3,656)	(7,312)

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

Total servicing fees included in mortgage banking income amounted to $48.5 million, $45.6 million, and $36.0 million in 2009, 2008, and 2007, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $16.0 billion, $15.8 billion, and $15.1 billion at December 31, 2009, 2008, and 2007, respectively.

Automobile Loans and Leases

During the first quarter of 2009, Huntington transferred $1.0 billion automobile loans and leases to a trust in a securitization transaction. The securitization qualified for sale accounting under ASC 860. Huntington retained a portion of the related securities, with par values totaling $210.9 million and recorded a $47.1 million retained residual interest as a result of the transaction. Subsequent to the transaction, in the second quarter of 2009, Huntington sold a portion of these securities with par values totaling $78.4 million. These amounts were recorded as investment securities on Huntington’s consolidated balance sheet. Huntington also recorded a $5.9 million loss in other noninterest income on the consolidated statement of income and recorded a $19.5 million servicing asset in accrued income and other assets associated with this transaction.

Automobile loan servicing rights are accounted for under the amortization method. A servicing asset is established at fair value at the time of the sale using the following assumptions: actual servicing income of 0.55% — 1.00%, adequate compensation for servicing of 0.50% — 0.65%, other ancillary fees of approximately 0.37% — 0.50%, a discount rate of 2% — 10% and an estimated return on payments prior to remittance to investors. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2009 and 2008, and the fair value at the end of each period were as follows:

	2009	2008
(In thousands)

Carrying value, beginning of year	$1,656	$4,099
New servicing assets created	19,538	—
Amortization and other	(8,282)	(2,443)

Carrying value, end of year	$12,912	$1,656

Fair value, end of year	$14,985	$1,926

Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $6.4 million, $6.8 million and $11.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.1 billion, $0.5 billion , and $1.0 billion at December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, retained interests in automobile securitizations totaled $45.9 million. Quoted market prices are generally not available for retained interests in automobile securitizations. At December 31,

2009, the key economic assumptions used to measure the fair value of retained interests and the sensitivity of such fair value to immediate 10% and 20% adverse changes in those assumptions were as follows:

		Decline in Fair Value Due to
		10%	20%
		Adverse	Adverse
	Actual	Change	Change
(In thousands)

Monthly prepayment rate (ABS curve)	1.3	$(361)	$(642)
Expected cumulative credit losses	3.0%	(2,919)	(5,756)
Discount rate	11.0	(1,697)	(3,325)
Certain cash flows received from the securitization trusts during 2009 were:
Servicing fees received	$6,838
Other cash flows on retained interest	6,934

8.	ALLOWANCES FOR CREDIT LOSSES (ACL)

The Company maintains two reserves, both of which are available to absorb possible credit losses: an allowance for loan and lease losses (ALLL) and an allowance for unfunded loan commitments and letters of credit (AULC). When summed together, these reserves constitute the total allowances for credit losses (ACL). A summary of the transactions in the allowances for credit losses and details regarding impaired loans and leases follows for the three years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Allowance for loan and leases losses, beginning of year (ALLL)	$900,227	$578,442	$272,068
Acquired allowance for loan and lease losses	—	—	188,128
Loan and lease losses	(1,561,378)	(806,329)	(517,943)
Recoveries of loans previously charged off	84,791	48,262	40,312

Net loan and lease losses	(1,476,587)	(758,067)	(477,631)

Provision for loan and lease losses	2,069,931	1,067,789	628,802
Economic reserve transfer	—	12,063	—
Allowance for assets sold and securitized	(9,188)	—	—
Allowance for loans transferred to held-for-sale	(1,904)	—	(32,925)

Allowance for loan and lease losses, end of year	$1,482,479	$900,227	$578,442

Allowance for unfunded loan commitments and letters of credit, beginning of year (AULC)	$44,139	$66,528	$40,161
Acquired AULC	—	—	11,541
Provision for (reduction in) unfunded loan commitments and letters of credit losses	4,740	(10,326)	14,826
Economic reserve transfer	—	(12,063)	—

Allowance for unfunded loan commitments and letters of credit, end of year	$48,879	$44,139	$66,528

Total allowances for credit losses (ACL)	$1,531,358	$944,366	$644,970

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Recorded balance of impaired loans, at end of year(1):
With specific reserves assigned to the loan and lease balances(2)	$873,215	$1,122,575	$1,318,518
With no specific reserves assigned to the loan and lease balances	221,384	75,799	33,062

Total	$1,094,599	$1,198,374	$1,351,580

Average balance of impaired loans for the year(1)	$1,010,044	$1,369,857	$424,797
Allowance for loan and lease losses on impaired loans(1)	175,442	301,457	142,058

(1)	2009 includes impaired commercial and industrial loans and commercial real estate loans with outstanding balances greater than $1 million. 2008 and prior periods includes impaired commercial and industrial loans and commercial real estate loans with outstanding balances greater than $1 million for business-banking loans, and $500,000 for all other loans. A loan is impaired when it is probable that Huntington will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are included in non-performing assets. The amount of interest recognized in 2009, 2008 and 2007 on impaired loans while they were considered impaired was $0.1 million, $55.8 million, and $0.9 million, respectively. The recovery of the investment in impaired loans with no specific reserves generally is expected from the sale of collateral, net of costs to sell that collateral.

(2)	As a result of the troubled debt restructuring , the loans to Franklin of $1.2 billion and $0.7 billion are included in impaired loans at the end of 2007 and 2008, respectively.

As shown in the table above, in 2008, the economic reserve component of the AULC was reclassified to the economic reserve component of the ALLL, resulting in the entire economic reserve component of the ACL residing in the ALLL.

The $582.3 million increase in the ALLL primarily reflected an increase in specific reserves associated with impaired loans and an increase associated with risk-grade migration, predominantly in the commercial portfolio. The increase is also the result of a change in estimate resulting from the 2009 fourth quarter review of our ACL practices and assumptions, consisting of:

•	Approximately $200 million increase in the judgmental component.

•	Approximately $200 million allocated primarily to the commercial real estate (CRE) portfolio addressing the severity of CRE loss-given-default percentages and a longer term view of the loss emergence time period.

•	Approximately $50 million from updating the consumer reserve factors to include the current delinquency status.

Partially offset by:

•	$130 million of previously established Franklin specific reserves utilized to absorb related net charge-offs due to the 2009 first quarter Franklin restructuring.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 2009, Huntington reorganized its internal reporting structure. The Regional Banking reporting unit, which through March 31, 2009 had been managed geographically, is now managed on a product segment approach. Regional Banking was divided into Retail and Business Banking, Commercial Banking, and Commercial Real Estate segments. Regional Banking goodwill was assigned to the new reporting units affected using a relative fair value allocation. Auto Finance and Dealer Services (AFDS), Private Financial Group (PFG), and Treasury / Other remained essentially unchanged. A rollforward of goodwill by line of business for the years ended December 31, 2009 and 2008, including the reallocation noted above, was as follows:

		Retail &
	Regional	Business	Commercial	Commercial		Treasury/	Huntington
	Banking	Banking	Banking	Real Estate	PFG	Other	Consolidated
(In thousands)

Balance, January 1, 2008	$2,906,155	$—	$—	$—	$87,517	$65,661	$3,059,333
Adjustments	(17,811)	—	—	—	65,661	(52,198)	(4,348)

Balance, December 31, 2008	2,888,344	—	—	—	153,178	13,463	3,054,985
Impairment, March 31, 2009	(2,573,818)	—	—	—	(28,895)	—	(2,602,713)
Reallocation of goodwill	(314,526)	309,518	5,008	—	—	—	—

Balance, April 1, 2009	—	309,518	5,008	—	124,283	13,463	452,272
Goodwill acquired
during the period	—	620	—	—	—	—	620
Impairment	—	—	—	—	—	(4,231)	(4,231)
Other adjustments	—	—	—	—	—	(4,393)	(4,393)

Balance, December 31, 2009	$—	$310,138	$5,008	$—	$124,283	$4,839	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the first quarter of 2009, Huntington experienced a sustained decline in its stock price, which was primarily attributable to the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions as well as uncertainty related to increased regulatory supervision and intervention. Huntington determined that these changes would more likely than not reduce the fair value of certain reporting units below their carrying amounts. Therefore, Huntington performed a goodwill impairment test, which resulted in a goodwill impairment charge of $2.6 billion in the first quarter of 2009. An impairment charge of $4.2 million was recorded in the second quarter related to the sale of a small payments-related business completed in July 2009. Huntington concluded that no other goodwill impairment was required during 2009.

Goodwill acquired during the period was the result of Huntington’s assumption of the deposits and certain assets of Warren Bank in October 2009.

There were no goodwill impairment charges recorded prior to December 31, 2008. The change in consolidated goodwill for the year ended December 31, 2008, primarily related to final purchase accounting adjustments of acquired bank branches, operating facilities, and other contingent obligations primarily from an acquisition made on July 1, 2007. Huntington also transferred goodwill between businesses in response to other organizational changes. Huntington does not expect a material amount of goodwill from mergers in 2009 or 2007 to be deductible for tax purposes.

At December 31, 2009 and 2008, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
(In thousands)

December 31, 2009
Core deposit intangible	$376,846	$(168,651)	$208,195
Customer relationship	104,574	(26,000)	78,574
Other	26,465	(24,136)	2,329

Total other intangible assets	$507,885	$(218,787)	$289,098

December 31, 2008
Core deposit intangible	$373,300	$(111,163)	$262,137
Customer relationship	104,574	(16,776)	87,798
Other	29,327	(22,559)	6,768

Total other intangible assets	$507,201	$(150,498)	$356,703

The estimated amortization expense of other intangible assets for the next five years is as follows:

Amortization
Expense
(In thousands)

2010	$60,455
2011	53,342
2012	46,130
2013	40,525
2014	35,843

10.	PREMISES AND EQUIPMENT

At December 31, premises and equipment were comprised of the following:

	2009	2008
(In thousands)

Land and land improvements	$118,875	$119,042
Buildings	355,352	352,294
Leasehold improvements	194,405	185,278
Equipment	571,307	557,653

Total premises and equipment	1,239,939	1,214,267
Less accumulated depreciation and amortization	(743,918)	(694,767)

Net premises and equipment	$496,021	$519,500

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
(In thousands)

Total depreciation and amortization of premises and equipment	$66,089	$77,956	$64,052
Rental income credited to occupancy expense	11,755	12,917	12,808

11.	SHORT-TERM BORROWINGS

At December 31, short-term borrowings were comprised of the following:

	At December 31,
	2009	2008
(In thousands)

Federal funds purchased	$800	$50,643
Securities sold under agreements to repurchase	850,485	1,238,484
Other borrowings	24,956	20,030

Total short-term borrowings	$876,241	$1,309,157

Other borrowings consist of borrowings from the U.S. Treasury and other notes payable.

12.	FEDERAL HOME LOAN BANK ADVANCES

Huntington’s long-term advances from the Federal Home Loan Bank had weighted average interest rates of 0.88% and 1.23% at December 31, 2009 and 2008, respectively. These advances, which predominantly had variable interest rates, were collateralized by qualifying real estate loans. As of December 31, 2009 and 2008, Huntington’s maximum borrowing capacity was $3.0 billion and $4.6 billion, respectively. The advances outstanding at December 31, 2009 of $169.0 million mature as follows: $142.0 million in 2010; $4.9 million in 2011; none in 2012; $13.9 million in 2013; and $8.2 million in 2014 and thereafter.

13.	OTHER LONG-TERM DEBT

At December 31, Huntington’s other long-term debt consisted of the following:

	At December 31,
	2009	2008
(In thousands)

1.66% The Huntington National Bank medium-term notes due through 2018(1)	$788,397	$505,177
1.34% Securitization trust notes payable due through 2012	—	4,005
0.90% Securitization trust notes payable due through 2013(2)	1,059,249	721,555
4.62% Securitization trust note payable due 2018(3)	391,954	1,050,895
7.88% Class C preferred securities of REIT subsidiary, no maturity	50,000	50,000
Franklin 2009 Trust liability(4)	79,891	—

Total other long-term debt	$2,369,491	$2,331,632

(1)	Bank notes had fixed rates with a weighted-average interest rate of 1.66% at December 31, 2009.

(2)	Variable effective rate at December 31, 2009, based on one month LIBOR + 0.67 or 0.90%.

(3)	Combination of fixed and variable rates with a weighted average interest rate of 4.62% at December 31, 2009.

(4)	Franklin 2009 Trust liability was a result of the consolidation of Franklin 2009 Trust on March 31, 2009.

See Note 5 for more information regarding the Franklin relationship.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 22 for more information regarding such financial instruments.

In the 2009 first quarter, the Bank issued $600 million of guaranteed debt through the Temporary Liquidity Guarantee Program (TLGP) with the FDIC. The majority of the resulting proceeds were used to satisfy unsecured other long-term debt obligations maturing in 2009.

Other long-term debt maturities for the next five years are as follows: $0.2 billion in 2010; none in 2011, $0.9 billion in 2012; $0.1 billion in 2013, none in 2014 and $1.2 billion thereafter. These maturities are based upon the par values of long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2009, Huntington was in compliance with all such covenants.

14.	SUBORDINATED NOTES

At December 31, Huntington’s subordinated notes consisted of the following:

	At December 31,
	2009	2008
(In thousands)

Parent company:
6.21% subordinated notes due 2013	$48,732	$48,391
0.98% junior subordinated debentures due 2027(1)	138,816	158,366
0.88% junior subordinated debentures due 2028(2)	60,093	71,093
8.54% junior subordinated debentures due 2029	23,299	23,347
7.33% junior subordinated debentures due 2030	64,971	65,910
3.45% junior subordinated debentures due 2033(3)	30,929	30,929
3.76% junior subordinated debentures due 2033(4)	6,186	6,186
1.23% junior subordinated debentures due 2036(5)	77,809	78,136
1.27% junior subordinated debentures due 2036(5)	77,810	78,137
6.69% junior subordinated debentures due 2067(6)	114,045	249,408
The Huntington National Bank:
8.18% subordinated notes due 2010	84,144	143,261
6.21% subordinated notes due 2012	64,861	64,816
5.00% subordinated notes due 2014	133,930	221,727
5.59% subordinated notes due 2016	112,385	284,048
5.67% subordinated notes due 2018	144,202	244,769
5.45% subordinated notes due 2019	81,990	181,573

Total subordinated notes	$1,264,202	$1,950,097

(1)	Variable effective rate at December 31, 2009, based on three month LIBOR + 0.70.

(2)	Variable effective rate at December 31, 2009, based on three month LIBOR + 0.625.

(3)	Variable effective rate at December 31, 2009, based on three month LIBOR + 2.95.

(4)	Variable effective rate at December 31, 2009, based on three month LIBOR + 3.25.

(5)	Variable effective rate at December 31, 2009, based on three month LIBOR + 1.40.

(6)	The junior subordinated debentures due 2067 are subordinate to all other junior subordinated debentures.

Amounts above are reported net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to match the funding rates on certain assets to hedge the interest rate values of certain fixed-rate debt by converting the debt to a variable rate. See Note 22 for more information regarding such financial instruments. All principal is due upon maturity of the note as described in the table above.

During 2009, Huntington repurchased $702.4 million of junior subordinated debentures, bank subordinated notes and medium-term notes resulting in net pre-tax gains of $147.4 million. In 2008, $48.5 million of the junior subordinated debentures were repurchased resulting in net pre-tax gains of $23.5 million.

These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense in the consolidated financial statements.

15.	OTHER COMPREHENSIVE INCOME

The components of Huntington’s other comprehensive income in the three years ended December 31, were as follows:

	2009
		Tax (Expense)
	Pretax	Benefit	After-Tax
(In thousands)

Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)
Non-credit-related impairment losses on debt securities not expected to be sold	(124,408)	43,543	(80,865)
Unrealized holding gains (losses) on debt securities available for sale arising during the period	280,789	(98,678)	182,111
Less: Reclassification adjustment for net losses (gains) losses included in net income	10,249	(3,587)	6,662

Net change in unrealized holding gains (losses) on debt securities available for sale	166,630	(58,722)	107,908

Unrealized holding gains (losses) on equity securities available for sale arising during the period	10	(3)	7
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	10	(3)	7

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	21,888	(7,661)	14,227
Change in pension and post-retirement benefit plan assets and liabilities	78,626	(27,519)	51,107

Total other comprehensive income (loss)	$261,706	$(91,998)	$169,708

	2008
		Tax (Expense)
	Pretax	Benefit	After-Tax
(In thousands)

Unrealized holding (losses) gains on debt securities available for sale arising during the period	$(502,756)	$177,040	$(325,716)
Less: Reclassification adjustment for net losses (gains) losses included in net income	197,370	(69,080)	128,290

Net change in unrealized holding (losses) gains on debt securities available for sale	(305,386)	107,960	(197,426)

Unrealized holding (losses) gains on equity securities available for sale arising during the period	(490)	171	(319)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	(490)	171	(319)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	61,669	(21,584)	40,085
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations	(5,898)	2,064	(3,834)
Change in pension and post-retirement benefit plan assets and liabilities	(177,828)	62,240	(115,588)

Total other comprehensive (loss) income	$(427,933)	$150,851	$(277,082)

	2007
		Tax (Expense)
	Pretax	Benefit	After-tax
(In thousands)

Unrealized holding (losses) gains on debt securities available for sale arising during the period	$(66,676)	$23,454	$(43,222)
Less: Reclassification adjustment for net losses (gains) losses included in net income	29,738	(10,408)	19,330

Net change in unrealized holding (losses) gains on debt securities available for sale	(36,938)	13,046	(23,892)

Unrealized holding (losses) gains on equity securities available for sale arising during the period	(573)	200	(373)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	(573)	200	(373)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(19,162)	6,707	(12,455)
Change in pension and post-retirement benefit plan assets and liabilities	64,885	(22,710)	42,175

Total other comprehensive income (loss)	$8,212	$(2,757)	$5,455

Activity in accumulated other comprehensive income for the three years ended December 31, were as follows:

			Unrealized	Accumulated
			Gains and	Unrealized
	Unrealized	Unrealized	Losses on	Losses for Pension
	Gains and	Gains and	Cash Flow	and Other
	Losses on Debt	Losses on	Hedging	Post-Retirement
	Securities	Equity securities	Derivatives	Obligations	Total
(In thousands)

Balance, January 1, 2007	$13,891	$363	$17,008	$(86,328)	$(55,066)
Period change	(23,892)	(373)	(12,455)	42,175	5,455

Balance, December 31, 2007	(10,001)	(10)	4,553	(44,153)	(49,611)

Cumulative effect of change in measurement date provisions for pension and post-retirement assets and obligations	—	—	—	(3,834)	(3,834)
Period change	(197,426)	(319)	40,085	(115,588)	(273,248)

Balance, December 31, 2008	(207,427)	(329)	44,638	(163,575)	(326,693)

Cumulative effect of change in accounting principle for OTTI debt securities	(3,541)	—	—	—	(3,541)
Period change	107,908	7	14,227	51,107	173,249

Balance, December 31, 2009	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)

16.	SHAREHOLDERS’ EQUITY

Issuance of Common Stock

During 2009, Huntington completed several transactions to increase capital, in particular, common equity.

In the 2009 third quarter, Huntington completed an offering of 109.5 million shares of its common stock at a price to the public of $4.20 per share, or $460.1 million in aggregate gross proceeds. In the 2009 second quarter, Huntington completed an offering of 103.5 million shares of its common stock at a price to the public of $3.60 per share, or $372.6 million in aggregate gross proceeds.

Also, during 2009, Huntington completed three separate discretionary equity issuance programs. These programs allowed the Company to take advantage of market opportunities to issue a total of 92.7 million new shares of common stock worth a total of $345.8 million. Sales of the common shares were made through ordinary brokers’ transactions on the NASDAQ Global Select Market or otherwise at the prevailing market prices.

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

During the 2009 first and second quarters, Huntington entered into agreements with various institutional investors exchanging shares of common stock for shares of the Series A Preferred Stock held by the institutional investors. The table below provides details of the aggregate activities:

	First	Second
	Quarter 2009	Quarter 2009	Total
(In thousands)

Preferred shares exchanged	114	92	206
Common shares issued:
At stated convertible option	9,547	7,730	17,277
As deemed dividend	15,044	8,751	23,795

Total common shares issued:	24,591	16,481	41,072
Deemed dividend	$27,742	$28,293	$56,035

Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at December 31, 2009). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.

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

A company that participates in the TARP must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. As of December 31, 2009, Huntington is in compliance with all TARP standards and restrictions.

Share Repurchase Program

As a condition to participate in the TARP, Huntington may not repurchase any additional shares without prior approval from the Department of Treasury. Huntington did not repurchase any shares under the 2006

Repurchase Program for the year ended December 31, 2009. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program).

17.	(LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is the amount of (loss) earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted (loss) earnings per share is the amount of (loss) earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 16). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted (loss) earnings per share, net (loss) income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net (loss) income available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted (loss) earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
	2009	2008	2007
(In thousands, except per share amounts)

Basic (loss) earnings per common share
Net (loss) income	$(3,094,179)	$(113,806)	$75,169
Preferred stock dividends and amortization of discount	(174,756)	(46,400)	—

Net (loss) income available to common shareholders	$(3,268,935)	$(160,206)	$75,169
Average common shares issued and outstanding	532,802	366,155	300,908
Basic (loss) earnings per common share	$(6.14)	$(0.44)	$0.25
Diluted (loss) earnings per common share
Net (loss) income available to common shareholders	$(3,268,935)	$(160,206)	$75,169

Net (loss) income applicable to diluted earnings per share	$(3,268,935)	$(160,206)	$75,169
Average common shares issued and outstanding	532,802	366,155	300,908
Dilutive potential common shares:
Stock options and restricted stock units	—	—	1,887
Shares held in deferred compensation plans	—	—	660

Dilutive potential common shares:	—	—	2,547

Total diluted average common shares issued and outstanding	532,802	366,155	303,455
Diluted (loss) earnings per common share	$(6.14)	$(0.44)	$0.25

Due to the loss attributable to common shareholders for the years ended December 31, 2009 and 2008, no potentially dilutive shares are included in loss per share calculations for those years as including such shares in the calculation would reduce the reported loss per share. Approximately 23.7 million, 26.3 million and 14.9 million options to purchase shares of common stock outstanding at the end of 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $19.71 per share, $19.45 per share, and $23.20 per share at the end of each respective period.

18.	SHARE-BASED COMPENSATION

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

Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Assumptions
Risk-free interest rate	2.70%	3.41%	4.74%
Expected dividend yield	0.96	5.28	5.26
Expected volatility of Huntington’s common stock	51.8	34.8	21.1
Expected option term (years)	6.0	6.0	6.0
Weighted-average grant date fair value per share	$1.95	$1.54	$2.80

As a result of increased employee turnover, during the 2009 second quarter Huntington updated its forfeiture rate assumption and adjusted share-based compensation expense to account for the higher forfeiture rate. The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
(In thousands)

Share-based compensation expense	$8,492	$14,142	$21,836
Tax benefit	2,972	4,950	7,643

Huntington established an additional paid-in capital pool (APIC Pool) on January 1, 2006. With the continued decline in Huntington’s stock price, the tax deductions have been less than the recorded compensation expense, resulting in the related APIC Pool to be reduced to zero. As a result, Huntington is required to record tax expense to remove the related deferred tax asset in periods in which options are exercised or expire unexercised.

Huntington’s stock option activity and related information for the year ended December 31, 2009, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
(In thousands, except per share amounts)

Outstanding at January 1, 2009	26,289	$19.45
Granted	3,106	4.24
Exercised	—	—
Forfeited/expired	(5,673)	20.49

Outstanding at December 31, 2009	23,722	$17.21	3.4	$34

Exercisable at December 31, 2009	19,218	$19.71	2.8	$—

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. There were no exercises of stock options for the years ended December 31, 2009 or 2008. The total intrinsic value of stock options exercised during 2007 was $4.3 million.

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

The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of December 31, 2009, and activity for the year ended December 31, 2009:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
	Units	per Share	Awards	per Share
(In thousands, except per share amounts)

Nonvested at January 1, 2009	1,823	$14.64	—	$—
Granted	1,543	3.81	274	2.93
Vested	(413)	21.61	(100)	2.02
Forfeited	(236)	13.90	—	—

Nonvested at December 31, 2009	2,717	$7.50	174	$3.45

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2009, 2008 and 2007, were $3.68, $7.09 and $20.67, respectively. The total fair value of awards vested during the years ended December 31, 2009, 2008 and 2007, was $1.8 million, $0.4 million, and $3.5 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to nonvested awards was $9.6 million with a weighted-average expense recognition period of 1.8 years.

The following table presents additional information regarding options outstanding as of December 31, 2009.

	Options Outstanding			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
(In thousands, except per share amounts)

$1.28 to $10.00	4,495	6.1	$5.12	485	$7.00
$10.01 to $15.00	1,551	1.1	13.90	1,543	13.90
$15.01 to $20.00	6,543	2.1	17.77	6,540	17.77
$20.01 to $25.01	11,133	3.4	22.22	10,650	22.32

Total	23,722	3.4	$17.21	19,218	$19.71

Of the remaining 31.7 million shares of common stock authorized for issuance at December 31, 2009, 26.6 million were outstanding and 5.1 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At December 31, 2009, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2010.

On January 14, 2009, Huntington announced that Stephen D. Steinour, has been elected Chairman, President and Chief Executive Officer. In connection with his employment agreement, Huntington awarded Mr. Steinour an inducement option to purchase 1,000,000 shares of Huntington’s common stock, with a per share exercise price equal to $4.95, the closing price of Huntington’s common stock on January 14, 2009. The option vests in equal increments on each of the first five anniversaries of the date of grant, and expires on the seventh anniversary.

19.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2005. In 2009, the IRS began the audit of our consolidated federal income tax returns for tax years 2006 and 2007. In addition, various state and other jurisdictions remain open to examination for tax years 2000 and forward.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2009, Huntington had a net unrecognized tax benefit of $13.5 million in income tax liability related to tax positions. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

2009
(In thousands)

Unrecognized tax benefits at beginning of year	$—
Gross increases for tax positions taken during prior years	10,750
Gross increases for tax positions taken during the current year	6,464

Unrecognized tax benefits at end of year	17,214
Federal benefit for state and local positions	(3,763)

Net deferred tax asset (liability)	$13,451

The company recognizes interest and penalties on income tax assessments or income tax refunds if any, in the financial statements as a component of its provision for income taxes. There were no significant amounts recognized for interest and penalties for the years ended December 31, 2009, 2008, and 2007 and no significant amounts accrued at December 31, 2009 and 2008.

The following is a summary of the provision for income taxes (benefit):

	Year Ended December 31,
	2009	2008	2007
(In thousands)

Current tax (benefit) provision
Federal	$(326,659)	$(30,164)	$135,196
State	9,860	(102)	288

Total current tax (benefit) provision	(316,799)	(30,266)	135,484

Deferred tax (benefit) provision
Federal	(267,872)	(152,306)	(188,518)
State	667	370	508

Total deferred tax (benefit) provision	(267,205)	(151,936)	(188,010)

(Benefit) provision for income taxes	$(584,004)	$(182,202)	$(52,526)

Tax benefit associated with securities transactions included in the above amounts were $3.6 million in 2009, $69.1 million in 2008, and $10.4 million in 2007.

The following is a reconcilement of (benefit) provision for income taxes:

	Year Ended December 31,
	2009	2008	2007
(In thousands)

(Benefit) provision for income taxes computed at the statutory rate	$(1,287,364)	$(103,603)	$7,925
Increases (decreases):
Tax-exempt interest income	(5,561)	(12,484)	(13,161)
Tax-exempt bank owned life insurance income	(19,205)	(19,172)	(17,449)
Asset securitization activities	(3,179)	(14,198)	(18,627)
Federal tax loss carryforward /carryback	(12,847)	(12,465)	—
General business credits	(17,602)	(10,481)	(8,884)
Reversal of valuation allowance	—	(7,101)	—
Loan acquisitions	(159,895)	—	—
Goodwill impairment	908,263	—	—
Other, net	13,386	(2,698)	(2,330)

Benefit for income taxes	$(584,004)	$(182,202)	$(52,526)

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
	2009	2008
(In thousands)

Deferred tax assets:
Allowances for credit losses	$555,276	$220,450
Loan acquisitions	159,895	—
Loss and other carryforwards	19,211	16,868
Fair value adjustments	123,860	170,360
Securities adjustments	—	44,380
Partnerships investments	—	7,402
Pension and other employee benefits	1,009	—
Accrued expense/prepaid	42,478	42,153
Purchase accounting adjustments	—	3,289
Other	4,738	14,014

Total deferred tax assets	906,467	518,916

Deferred tax liabilities:
Lease financing	154,088	283,438
Pension and other employee benefits	—	33,687
Purchase accounting adjustments	70,820	—
Mortgage servicing rights	62,867	31,921
Operating assets	15,163	5,358
Loan origination costs	39,004	34,698
Securities adjustments	57,700	—
Partnership investments	13,563	—
Other	11,832	13,929

Total deferred tax liability	425,037	403,031

Net deferred tax asset before valuation allowance	$481,430	$115,885
Valuation allowance	(899)	(14,536)

Net deferred tax asset	$480,531	$101,349

At December 31, 2009, Huntington’s deferred tax asset related to loss and other carry-forwards was $19.2 million. This was comprised of net operating loss carry-forward of $1.8 million, which will begin expiring in 2023, an alternative minimum tax credit carry-forward of $0.6 million, a general business credit carryover of $15.2 million which will expire in 2029, a charitable contribution carry-forward of $0.7 million which will expire in 2014 , and a capital loss carry-forward of $0.9 million, which will expire in 2010. A valuation allowance in the amount of $0.9 million has been established for the capital loss carry-forward because management believes it is more likely than not that the realization of these assets will not occur. The valuation allowance on this asset decreased $12.8 million from 2008. In Management’s opinion the results of future operations will generate sufficient taxable income to realize the net operating loss and alternative minimum tax credit carry-forward. Consequently, management has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2009 or 2008 relating to these carry-forwards.

At December 31, 2009 federal income taxes had not been provided on $139.8 million of undistributed earnings of foreign subsidiaries that have been reinvested for an indefinite period of time. If the earnings had been distributed, an additional $48.9 million of tax expense would have resulted in 2009.

20.	BENEFIT PLANS

Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan or Retirement Plan), a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. There was no minimum required contribution to the Plan in 2009.

In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement health-care benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage. The employer paid portion of the post-retirement health and life insurance plan will be eliminated for employees retiring on and after March 1, 2010. Eligible employees retiring on and after March 1, 2010, who elect retiree medical coverage will pay the full cost of this coverage. The company will not provide any employer paid life insurance to employees retiring on and after March 1, 2010. Eligible employees will be able to convert or port their existing life insurance at their own expense under the same terms that are available to all terminated employees.

Beginning January 1, 2010, there will be changes to the way the future early and normal retirement benefit is calculated under the Retirement Plan for service on and after January 1, 2010. While these changes will not affect the benefit earned under the Retirement Plan through December 31, 2009, there will be a reduction in future benefits. In addition, employees hired or rehired on and after January 1, 2010 are not eligible to participate in the Retirement Plan.

On January 1, 2008, Huntington transitioned to fiscal year-end measurement date of plan assets and benefit obligations. As a result, Huntington recognized a charge to beginning retained earnings of $4.7 million, representing the net periodic benefit costs for the last three months of 2008, and a charge to the opening balance of accumulated other comprehensive loss of $3.8 million, representing the change in fair value of plan assets and benefit obligations for the last three months of 2008 (net of amortization included in net periodic benefit cost).

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2009 and 2008, and the net periodic benefit cost for the years then ended.

	Pension		Post-Retirement
	Benefits		Benefits
	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.88%	6.17%	5.54%	6.17%
Rate of compensation increase	4.50	4.00	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate:
January 1, 2009 through October 31, 2009	6.17%	N/A	6.17%	N/A
November 1, 2009 through December 31, 2009	5.83	N/A	5.46	N/A
2008	N/A	6.47%	N/A	6.47%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.00	5.00	N/A	N/A

N/A, Not Applicable

The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The expected long-term rate of return is established at the beginning of the plan year based upon historical returns and projected returns on the underlying mix of invested assets.

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

			Post-Retirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
(In thousands)

Projected benefit obligation at beginning of measurement year	$469,696	$427,828	$60,433	$59,008
Impact of change in measurement date	—	(1,956)	—	(804)
Changes due to:
Service cost	23,692	23,680	1,550	1,679
Interest cost	28,036	26,804	3,274	3,612
Benefits paid	(9,233)	(8,630)	(5,285)	(3,552)
Settlements	(12,071)	(12,459)	—	—
Effect of plan combinations	24,411	—	—	—
Plan amendments	(45,413)	—	(25,947)	—
Plan curtailments	—	—	(527)	—
Medicare subsidies	—	—	550	—
Actuarial assumptions and gains and losses	25,741	14,429	(875)	490

Total changes	35,163	43,824	(27,260)	2,229

Projected benefit obligation at end of measurement year	$504,859	$469,696	$33,173	$60,433

Benefits paid are net of retiree contributions collected by Huntington. The actual contributions received in 2009 by Huntington for the retiree medical program were $3.1 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2009 and 2008 measurement dates with the amounts recognized in the consolidated balance sheets.

	Pension Benefits
	2009	2008
(In thousands)

Fair value of plan assets at beginning of measurement year	$407,079	$516,893
Impact of change in measurement date	—	(10,347)
Changes due to:
Actual (loss) return on plan assets	51,202	(127,354)
Employer contributions	—	50,000
Settlements	(12,394)	(13,482)
Plan combinations	17,460	—
Benefits paid	(9,233)	(8,631)

Total changes	47,035	(99,467)

Fair value of plan assets at end of measurement year	$454,114	$407,079

Huntington’s accumulated benefit obligation under the Plan was $504.6 million and $433 million at December 31, 2009 and 2008. As of December 31, 2009, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $50.5 million.

The following table shows the components of net periodic benefit cost recognized in the three years ended December 31, 2009:

	Pension Benefits			Post-Retirement Benefits
	2009	2008	2007	2009	2008	2007
(In thousands)

Service cost	$23,692	$23,680	$19,087	$1,550	$1,679	$1,608
Interest cost	28,036	26,804	24,408	3,274	3,612	2,989
Expected return on plan assets	(41,960)	(39,145)	(37,056)	—	—	—
Amortization of transition asset	6	5	4	920	1,104	1,104
Amortization of prior service cost	(553)	314	1	91	379	379
Amortization of gain	8,689	—	—	(888)	(1,095)	(368)
Curtailments	—	—	—	(527)	—	—
Settlements	6,213	7,099	2,218	—	—	—
Recognized net actuarial loss	—	3,550	11,076	—	—	—

Benefit cost	$24,123	$22,307	$19,738	$4,420	$5,679	$5,712

Included in benefit costs are $0.7 million, $0.6 million and $0.4 million of plan expenses that were recognized in the three years ended December 31, 2009, 2008 and 2007. It is Huntington’s policy to recognize settlement gains and losses as incurred. Management expects net periodic pension cost, excluding any expense of settlements, to approximate $16.2 million for 2010. There will be no net periodic post-retirement benefits costs in 2010, as the postretirement medical and life subsidy was eliminated for anyone that retires on or after March 1, 2010.

The estimated transition obligation, prior service cost (credit) and net actuarial loss for the plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is less than $1 million, $(6.8) million and $13.9 million, respectively.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Huntington has registered for the Medicare subsidy and a resulting $15.5 million reduction in the post-retirement obligation is being recognized over a 10-year period beginning October 1, 2005.

At December 31, 2009 and 2008, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
	2009		2008
(In thousands)

Cash	$—	—%	$50,000	12%
Cash equivalents:
Huntington funds — money market	11,304	2	295	—
Other	2,777	1	—	—
Fixed income:
Huntington funds — fixed income funds	125,323	28	128,655	32
Corporate obligations	1,315	—	—	—
U.S. Government Agencies	497	—	—	—
Equities:
Huntington funds — equity funds	256,222	57	197,583	48
Huntington funds — equity mutual funds	31,852	7	—	—
Other — equity mutual funds	122	—	—
Huntington common stock	14,347	3	30,546	8
Other common stock	10,355	2	—	—

Fair value of plan assets	$454,114	100%	$407,079	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2009 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At December 31, 2009, Plan assets were invested 69% in equity investments and 31% in bonds, with an average duration of 4 years on bond investments. The estimated life of benefit obligations was 11 years. Management believes that this mix is appropriate for the current economic environment. Although it may fluctuate with market conditions, management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.

The number of shares of Huntington common stock held by the Plan at December 31, 2009 and 2008 was 3,919,986 for both years. The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

Dividends and interest received by the Plan during 2009 and 2008 were $8.4 million and $21.0 million, respectively.

At December 31, 2009, the following table shows when benefit payments, which include expected future service, as appropriate, were expected to be paid:

		Post-
	Pension	Retirement
	Benefits	Benefits
(In thousands)

2010	$27,775	$5,319
2011	29,968	5,273
2012	32,782	5,173
2013	34,346	5,107
2014	35,379	5,015
2014 through 2018	196,938	23,666

There is no expected minimum contribution for 2010 to the Plan. However, Huntington may choose to make a contribution to the Plan up to the maximum deductible limit in the 2010 plan year. Expected contributions for 2010 to the post-retirement benefit plan are $3.8 million.

The assumed health-care cost trend rate has an effect on the amounts reported. A one percentage point increase would decrease service and interest costs and the post-retirement benefit obligation by $0.1 million and $0.4 million, respectively. A one-percentage point decrease would increase service and interest costs and the post-retirement benefit obligation by $0.1 million, and $0.4 million respectively. The 2010 health-care cost trend rate was projected to be 8.5% for pre-65 participants and 9.3% for post-65 participants compared with an estimate of 8.8% for pre-65 participants and 9.8% for post-65 participants in 2009. These rates are assumed to decrease gradually until they reach 4.5% for both pre-65 participants and post-65 participants in the year 2028 and remain at that level thereafter. Huntington updated the immediate health-care cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2009 and 2008, Huntington has an accrued pension liability of $22.8 million and $38.5 million, respectively associated with these plans. Pension expense for the plans was $2.8 million, $2.4 million, and $2.5 million in 2009, 2008, and 2007, respectively.

The following table presents the amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 for all of Huntington defined benefit plans:

	2009	2008
(In thousands)

Accrued income and other assets	$—	$—
Accrued expenses and other liabilities	106,738	161,585

The following tables present the amounts recognized in accumulated other comprehensive loss (net of tax) as of December 31, 2009 and 2008 and the changes in accumulated other comprehensive income for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
(In thousands)

Net actuarial loss	$(151,564)	$(156,762)	$(36,301)
Prior service cost	39,093	(4,123)	(4,914)
Transition liability	3	(2,690)	(2,938)

Defined benefit pension plans	$(112,468)	$(163,575)	(44,153)

	2009
		Tax (Expense)
	Pretax	Benefit	After-tax
(In thousands)

Balance, beginning of year	$(251,655)	$88,080	$(163,575)
Impact of change in measurement date	—	—	—
Net actuarial (loss) gain:
Amounts arising during the year	(6,155)	2,154	(4,001)
Amortization included in net periodic benefit costs	14,153	(4,954)	9,199
Prior service cost:
Amounts arising during the year	69,986	(24,494)	45,492
Amortization included in net periodic benefit costs	(283)	99	(184)
Transition obligation:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	925	(324)	601

Balance, end of year	$(173,029)	$60,561	$(112,468)

	2008
		Tax (Expense)
	Pretax	Benefit	After-tax
(In thousands)

Balance, beginning of year	$(67,928)	$23,775	$(44,153)
Impact of change in measurement date	(1,485)	520	(965)
Net actuarial (loss) gain:
Amounts arising during the year	(186,922)	65,423	(121,499)
Amortization included in net periodic benefit costs	2,608	(913)	1,695
Prior service cost:
Amortization included in net periodic benefit costs	964	(337)	627
Transition obligation:
Amounts arising during the year	(1)	—	(1)
Amortization included in net periodic benefit costs	1,109	(388)	721

Balance, end of year	$(251,655)	$88,080	$(163,575)

	2007
		Tax (Expense)
	Pretax	Benefit	After-tax
(In thousands)

Balance, beginning of year	$(132,813)	$46,485	$(86,328)
Net actuarial (loss) gain:
Amounts arising during the year	53,312	(18,659)	34,653
Amortization included in net periodic benefit costs	12,169	(4,260)	7,909
Prior service cost:
Amounts arising during the year	(2,318)	811	(1,507)
Amortization included in net periodic benefit costs	615	(215)	400
Transition obligation:
Amortization included in net periodic benefit costs	1,107	(387)	720

Balance, end of year	$(67,928)	$23,775	$(44,153)

Huntington has a defined contribution plan that is available to eligible employees. In the first quarter of 2009, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $3.1 million in 2009, $15.0 million in 2008, and $12.9 million in 2007. The number of shares of Huntington common stock held by this plan was 14,714,170 at December 31, 2009, and 8,055,336 at December 31, 2008. The market value of these shares was $53.7 million and $61.7 million at the same respective dates. Dividends received by the plan were $5.1 million during 2009 and $14.3 million during 2008.

21.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Financial Instrument(1)	Hierarchy	Valuation methodology

Mortgage loans held-for-sale	Level 2	As of January 1, 2008, Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held-for-sale are estimated using security prices for similar product types. At December 31, 2009, mortgage loans held for sale had an aggregate fair value of $459.7 million and an aggregate outstanding principal balance of $453.9 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $90.6 million and $32.2 million for the year ended December 31, 2009 and 2008, respectively.

Financial Instrument(1)	Hierarchy	Valuation methodology

Investment Securities & Trading Account Securities(2)	Level 1	Consist of U.S. Treasury and other federal agency securities, and money market mutual funds which generally have quoted prices.
	Level 2	Consist of U.S. Government and agency mortgage-backed securities and municipal securities for which an active market is not available. Third-party pricing services provide a fair value estimate based upon trades of similar financial instruments.
	Level 3	Consist of asset-backed securities, pooled trust-preferred securities, certain private label CMOs, and residual interest in auto securitizations for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.
Mortgage Servicing Rights (MSRs)(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is based upon the final month-end valuation, which utilizes the month-end curve and prepayment assumptions.
Derivatives(4)	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which have quoted prices.
	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters.
	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Equity Investments(5)	Level 3	Consist of equity investments via equity funds (holding both private and publicly-traded equity securities), directly in companies as a minority interest investor, and directly in companies in conjunction with our mezzanine lending activities. These investments do not have readily observable prices. Fair value is based upon a variety of factors, including but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, and changes in market outlook.

(1)	Refer to Notes 1 and 20 for additional information.

(2)	Refer to Note 6 for additional information.

(3)	Refer to Note 7 for additional information.

(4)	Refer to Note 21 for additional information.

(5)	Certain equity investments are accounted for under the equity method and, therefore, are not subject to the fair value disclosure requirements.

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Total
	Level 1	Level 2	Level 3	Adjustments(1)	2009
(In thousands)

Assets
Mortgage loans held for sale	$—	$459,719	$—	$—	$459,719
Trading account securities	56,009	27,648	—	—	83,657
Investment securities	3,111,845	4,203,497	895,932	—	8,211,274
Mortgage servicing rights	—	—	176,427	—	176,427
Derivative assets	7,711	341,676	995	(62,626)	287,756
Equity investments	—	—	25,872	—	25,872
Liabilities
Derivative liabilities	119	233,597	5,231	—	238,947

	Fair Value Measurements at Reporting Date Using			Netting	Total
	Level 1	Level 2	Level 3	Adjustments(1)	2008
(In thousands)

Assets
Mortgage loans held for sale	$—	$378,437	$—	$—	$378,437
Trading account securities	51,888	36,789	—	—	88,677
Investment securities	626,130	2,342,812	987,542	—	3,956,484
Mortgage servicing rights	—	—	167,438	—	167,438
Derivative assets	233	668,906	8,182	(218,326)	458,995
Equity investments	—	—	36,893	—	36,893
Liabilities
Derivative liabilities	11,588	377,248	50	(305,519)	83,367

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2009 and 2008, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Year Ended December 31, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private		Equity
	Rights	Instruments	Backed	Preferred	Label CMO	Other	Investments
(In thousands)

Balance, beginning of year	$167,438	$8,132	$322,421	$141,606	$523,515	$—	$36,893
Total gains/losses:
Included in earnings	9,707	(5,976)	2,264	(40,272)	(3,606)	(2,031)	408
Included in OCI	—	—	27,332	6,688	93,934	6,365	—
Purchases	2,388	(7,100)	—	—	5,448	211,296	1,688
Sales	—	—	(216,357)	—	—	(78,676)	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	47,119	—
Settlements	(3,106)	708	(18,726)	(1,931)	(141,972)	(185)	(13,117)
Transfers in/out of Level 3	—	—	—	—	—	11,700	—

Balance, end of year	$176,427	$(4,236)	$116,934	$106,091	$477,319	$195,588	$25,872

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$9,707	$(8,475)	$19,858	$(33,584)	90,328	$6,320	$408

	Level 3 Fair Value Measurements
	Year Ended December 31, 2008
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private		Equity
	Rights	Instruments	Backed	Preferred	Label CMO	Other	Investments
(In thousands)

Balance, beginning of year	$207,894	$(46)	$547,358	$279,175	$—	$7,956	$41,516
Total gains/losses:
Included in earnings	(40,769)	8,683	(174,591)	(14,528)	(3,435)	(6,258)	(9,242)
Included in OCI	—	—	(33,211)	(120,292)	(149,699)	(187)	—
Purchases	—	—	—	—	—	—	4,619
Sales	313	—	—	—	—	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(505)	(26,407)	(2,749)	(97,126)	(1,511)	—
Transfers in/out of Level 3	—	—	9,272	—	773,775	—	—

Balance, end of year	$167,438	$8,132	$322,421	$141,606	$523,515	$—	$36,893

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(40,769)	$8,179	$(207,802)	$(134,820)	$(153,134)	$(6,445)	$(3,469)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2009 and 2008.

	Level 3 Fair Value Measurements
	Year Ended December 31, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private		Equity
	Rights	Instruments	Backed	Preferred	Label CMO	Other	Investments
(In thousands)

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$9,707	$(5,976)	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(12,225)	(40,843)	(5,996)	—	—
Interest and fee income	—	—	14,489	571	2,390	(2,031)	—
Noninterest income	—	—	—	—	—	—	408

Total	$9,707	$(5,976)	$2,264	$(40,272)	$(3,606)	$(2,031)	$408

	Level 3 Fair Value Measurements
	Year Ended December 31, 2008
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private		Equity
	Rights	Instruments	Backed	Preferred	Label CMO	Other	Investments
(In thousands)

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(40,769)	$8,683	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(176,928)	(14,508)	(5,728)	(5,457)	—
Interest and fee income	—	—	2,337	(20)	2,293	(801)	—
Noninterest income	—	—	—	—	—	—	(9,242)

Total	$(40,769)	$8,683	$(174,591)	$(14,528)	$(3,435)	$(6,258)	$(9,242)

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

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the years ended 2009 and 2008, Huntington identified $898.0 million, and $307.9 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the years ended December 31, 2009 and 2008, nonrecurring fair value losses of $305.4 million and $103.3 million, respectively, were recorded within the provision for credit losses.

Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. During 2009 and 2008, Huntington recorded $140.1 million and $122.5 million, respectively of OREO assets at fair value. Losses of $93.9 million and $33.5 million were recorded within noninterest expense.

Goodwill at March 31, 2009 with a carrying amount of $3.0 billion was written down to its implied fair value of $351.3 million. Also during the 2009 second quarter, goodwill related to the sale of a small payments-related business completed in July 2009,with a carrying amount of $8.5 million was written down to its implied fair value of $4.2 million.

Fair values of financial instruments

The carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2009 and 2008 are presented in the following table:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)

Financial Assets:
Cash and short-term assets	$1,840,719	$1,840,719	$1,137,229	$1,137,229
Trading account securities	83,657	83,657	88,677	88,677
Loans held for sale	461,647	461,647	390,438	390,438
Investment securities	8,587,914	8,587,914	4,384,457	4,384,457
Net loans and direct financing leases	35,308,184	32,598,423	40,191,938	33,856,153
Derivatives	287,756	287,756	458,995	458,995
Financial Liabilities:
Deposits	(40,493,927)	(40,753,365)	(37,943,286)	(38,363,248)
Short-term borrowings	(876,241)	(857,254)	(1,309,157)	(1,252,861)
Federal Home Loan Bank advances	(168,977)	(168,977)	(2,588,976)	(2,588,445)
Other long term debt	(2,369,491)	(2,332,300)	(2,331,632)	(1,979,441)
Subordinated notes	(1,264,202)	(989,989)	(1,950,097)	(1,287,150)
Derivatives	(238,947)	(238,947)	(83,367)	(83,367)

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, Federal Home Loan Bank Advances and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under resale agreements. Loan commitments and letters of credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value. Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820.

Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage and non-mortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

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

22.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 21. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At December 31, 2009 and 2008, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $20.3 million and $40.7 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

At December 31, 2009, Huntington pledged $230.7 million investment security and cash collateral to various counterparties, while various other counterparties pledged $74.5 million investment security and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide an additional $1.8 million in collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2009, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
	Hedges	Hedges	Total
(In thousands)

Instruments associated with:
Loans	$—	$8,685,000	$8,685,000
Deposits	801,525	—	801,525
Subordinated notes	298,000	—	298,000
Other long-term debt	35,000	—	35,000

Total notional value at December 31, 2009	$1,134,525	$8,685,000	$9,819,525

The following table presents additional information about the interest rate swaps and caps used in Huntington’s asset and liability management activities at December 31, 2009:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
	Value	(Years)	Value	Receive	Pay
(In thousands)

Asset conversion swaps — receive fixed — generic	$8,685,000	1.8	$47,044	1.91%	0.49%
Liability conversion swaps — receive fixed — generic	1,134,525	3.1	35,476	2.38	0.33

Total swap portfolio	$9,819,525	2.0	$82,520	1.96%	0.47%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase/(decrease) to net interest income of $167.9 million, $10.5 million, and $(3.0) million for the years ended December 31, 2009, 2008 and 2007, respectively.

In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.1 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.1 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

In connection with the sale of Huntington’s class B Visa shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of class B shares resulting from the Visa litigation. At December 31, the fair value of the swap liability of $3.9 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa litigation losses.

The following table presents the fair values at December 31, 2009 and 2008 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets

	December 31,
	2009	2008
(In thousands)

Interest rate contracts designated as hedging instruments	$85,984	$230,601
Interest rate contracts not designated as hedging instruments	255,692	436,131

Total contracts	$341,676	$666,732

Liability derivatives included in accrued expenses and other liabilities

	December 31,
	2009	2008
(In thousands)

Interest rate contracts designated as hedging instruments	$3,464	$—
Interest rate contracts not designated as hedging instruments	234,026	377,249

Total contracts	$237,490	$377,249

Fair value hedges are purchased to convert deposits and subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the increase or (decrease) to interest expense for derivatives designated as fair value hedges:

		Increase (decrease) to
Derivatives in Fair	Location of Change in Fair Value Recognized in	interest expense
Value Hedging Relationships	Earnings on Derivative	2009	2008	2007
(In thousands)

Interest Rate Contracts
Deposits	Interest expense — deposits	$(3,648)	$(2,322)	$4,120
Subordinated notes	Interest expense — subordinated notes and other long term debt	(27,576)	(15,349)	260
Other long term debt	Interest expense — subordinated notes and other long term debt	378	3,810	6,598

Total		$(30,846)	$(13,861)	$10,978

For cash flow hedges, interest rate swap contracts were entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to fixed-rate. This reduces the potentially adverse impact of increases in interest rates on future interest expense. Other LIBOR-based commercial and industrial loans were effectively converted to fixed-rate by entering into contracts that swap certain variable-rate interest payments for fixed-rate interest payments at designated times.

To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of accumulated other comprehensive income in shareholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in interest income.

The following table presents the gains and (losses) recognized in other comprehensive income (OCI) and the location in the consolidated statements of income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

	Amount of				Amount of Gain
	Gain or (Loss)			Location of Gain or (Loss)	or (Loss) Reclassified
Derivatives in Cash	Recognized in			Reclassified from Accumulated	from Accumulated
Flow Hedging	OCI on Derivatives			OCI into Earnings	OCI into Earnings
Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	2009	2008	2007		2009	2008	2007
(In thousands)

Interest rate contracts
Loans	$(68,365)	$54,887	$—	Interest and fee income — loans and leases	$117,669	$(9,207)	$10,257

FHLB Advances	1,338	2,394	(4,186)	Interest expense — FHLB Advances	6,890	(12,490)	(13,034)
Deposits	326	2,842	(1,946)	Interest expense — deposits	4,153	(4,169)	(360)

Subordinated notes	101	(101)	—	Interest expense — subordinated notes and other long term debt	(2,717)	(4,408)	(5,512)
Other long term debt	—	239	(125)	Interest expense — subordinated notes and other long term debt	(899)	(865)	(886)

Total	$(66,600)	$60,261	$(6,257)		$125,096	$(31,139)	$(9,535)

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as fair value and cash flow hedges for the years ending December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
(In thousands)

Derivatives in fair value hedging relationships Interest rate contracts
Deposits	$10,847	$(274)	$(1,134)

Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	16,638	3,821	—
FHLB Deposits	(792)	783	9

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at December 31, 2009 and 2008 were $45.1 million and $41.9 million, respectively. Changes in fair value of $10.2 million, $27.0 million, and $17.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, were reflected in other noninterest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.6 billion and $10.9 billion at December 31, 2009 and 2008, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $255.7 million and $429.9 million at the same dates, respectively.

Derivatives used in mortgage banking activities

Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

	At December 31,
	2009	2008
(In thousands)

Derivative assets:
Interest rate lock agreements	$995	$8,182
Forward trades and options	7,711	233

Total derivative assets	8,706	8,415

Derivative liabilities:
Interest rate lock agreements	(1,338)	(50)
Forward trades and options	(119)	(11,588)

Total derivative liabilities	(1,457)	(11,638)

Net derivative liability	$7,249	$(3,223)

The total notional value of these derivative financial instruments at December 31, 2009 and 2008, was $3.7 billion, $2.2 billion, respectively. The total notional amount at December 31, 2009 corresponds to trading assets with a fair value of $3.2 million and trading liabilities with a fair value of $15.5 million. The gains and (losses) related to derivative instruments included in mortgage banking income for the years ended December 31, 2009, 2008 and 2007 were ($41.2) million, ($19.0) million and ($25.5) million, respectively. Total MSR hedging gains and (losses) for the years ended December 31, 2009, 2008, and 2007, were ($37.8) million, $22.4 million and ($1.7) million, respectively, and were also included in mortgage banking income.

23.	VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

Consolidated variable interest entities at December 31, 2009 consist of the Franklin 2009 Trust (See Note 5) and certain loan securitization trusts. Loan securitizations include auto loan and lease securitization trusts formed in 2008, 2006, and 2000. Huntington has determined that the trusts are not qualified special purpose entities and, therefore, are variable interest entities (VIEs) based upon equity guidelines established in ASC 810. Huntington owns 100% of the trusts and is the primary beneficiary of the VIEs, therefore, the trusts are consolidated. The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	December 31, 2009
	Franklin
	2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
(In thousands)

Assets
Cash	$—	$26,286	$215,655	$44,134	$286,075
Loans and leases	443,854	535,337	1,241,671	31,594	2,252,456
Allowance for loan and lease losses	—	(8,940)	(20,736)	(527)	(30,203)

Net loans and leases	443,854	526,397	1,220,935	31,067	2,222,253
Accrued income and other assets	29,857	3,234	6,375	138	39,604

Total assets	$473,711	$555,917	$1,442,965	$75,339	$2,547,932

	December 31, 2009
	Franklin
	2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
(In thousands)

Liabilities
Other long-term debt	$79,891	$391,954	$1,059,249	$—	$1,531,094
Accrued interest and other liabilities	3,093	743	12,402	—	16,238

Total liabilities	$82,984	$392,697	$1,071,651	$—	$1,547,332

The auto loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Trust Preferred Securities

Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at December 31, 2009 follows:

	Principal Amount of	Investment in
	Subordinated Note/	Unconsolidated
	Debenture Issued to Trust (1)	Subsidiary
(In thousands)

Huntington Capital I	$138,816	$6,186
Huntington Capital II	60,093	3,093
Huntington Capital III	114,045	10
BancFirst Ohio Trust Preferred	23,299	619
Sky Financial Capital Trust I	64,971	1,856
Sky Financial Capital Trust II	30,929	929
Sky Financial Capital Trust III	77,809	2,320
Sky Financial Capital Trust IV	77,810	2,320
Prospect Trust I	6,186	186

Total	$593,958	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

As mentioned in Note 14, during 2009, Huntington repurchased $702.4 million of junior subordinated debentures, bank subordinated notes and medium-term notes resulting in net pre-tax gains of $147.4 million. In 2008, $48.5 million of the junior subordinated debentures were repurchased resulting in net pre-tax gains of $23.5 million.

These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense in the consolidated financial statements.

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

Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At December 31, 2009 and 2008, Huntington has commitments of $285.3 million and $216.2 million, respectively of which $192.7 million and $166.4 million, respectively are funded. The unfunded portion is included in accrued expenses and other liabilities.

24.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at December 31, 2009 and December 31, 2008, were as follows:

	At December 31,
	2009	2008
(In millions)

Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,834	$6,494
Consumer	5,028	4,964
Commercial real estate	1,075	1,951
Standby letters of credit	577	1,272

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.8 million and $4.5 million at December 31, 2009 and 2008, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2009, Huntington had $0.6 billion of standby letters of credit outstanding, of which 60% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company (HIC), the Company’s broker-dealer subsidiary. As a result of a change in credit ratings and pursuant to the letters of credit issued by the Bank, the Bank repurchased substantially all of these securities, net of payments and maturities, during 2009.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of December 31, 2009, approximately $83.7 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $440.3 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $68.8 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At December 31, 2009 and 2008, Huntington had commitments to sell residential real estate loans of $662.9 million and $759.4 million, respectively. These contracts mature in less than one year.

Litigation

Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007, or July 20, 2007 to January 10, 2008. On June 5, 2008, the two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007, alleging that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin. The action was dismissed with prejudice on December 4, 2009, and the plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Because the case is currently being appealed, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.

Three putative derivative lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. The derivative action filed in the United States District Court for the Southern District of Ohio was dismissed with prejudice on September 23, 2009. The plaintiff in that action thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit, but the appeal was dismissed at the plaintiff’s request on January 12, 2010. That plaintiff subsequently sent a letter to Huntington’s Board of Directors demanding that it initiate certain litigation, which letter has been taken under advisement. Motions to dismiss the other two actions were filed on March 10, 2008, and January 26, 2009, and currently are pending. At this stage of the proceedings, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.

Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. On May 14, 2008, the three cases were consolidated into a single action. On August 4, 2008, a consolidated complaint was filed asserting a class period of July 1, 2007 through the present, alleging breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to Huntington stock being offered as an investment alternative for participants in the Plan and seeking money damages and equitable relief. On February 9, 2009, the court entered an order dismissing with prejudice the consolidated lawsuit in its entirety, and the plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. During the pendency of the appeal, the parties to the appeal commenced settlement discussions and have reached an agreement in principle to settle this litigation on a classwide basis for $1,450,000, subject to the drafting of definitive settlement documentation and court approval. Because the settlement has not been finalized or approved, it is not possible for management to make further comment at this time.

On May 7, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington (as successor in interest to Sky Financial), and certain of Sky Financial’s former officers on behalf of all persons who purchased or acquired Sky Financial common stock in connection with and as a result of Sky Financial’s October 2006 acquisition of Waterfield Mortgage Company. The complaint alleged that the defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the issuance of allegedly false and misleading registration and proxy statements leading up to the Waterfield acquisition and their disclosures about the nature and extent of Sky Financial’s lending relationship with Franklin. On May 1, 2009, the plaintiff filed a stipulation dismissing the lawsuit with prejudice. The dismissal entry was approved by the Court on May 5, 2009, and the case is now terminated.

Commitments Under Capital and Operating Lease Obligations

At December 31, 2009, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009, were $44.8 million in 2010, $42.7 million in 2011, $41.2 million in 2012, $38.5 million in 2013, $35.3 million in 2014, and $155.2 million thereafter. At December 31, 2009, total minimum lease payments have not been reduced by minimum sublease rentals of $36.7 million due in the future under noncancelable subleases. At December 31, 2009, the future minimum sublease rental payments that Huntington expects to receive are $14.5 million in 2010; $11.5 million in 2011; $3.7 million in 2012; $3.2 million in 2013; $2.4 million in 2014; and $1.4 million thereafter. The rental expense for all operating leases was $49.8 million, $53.4 million, and $51.3 million for 2009, 2008, and 2007, respectively. Huntington had no material obligations under capital leases.

25.	OTHER REGULATORY MATTERS

Huntington and its bank subsidiary, The Huntington National Bank, are subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington’s and The Huntington National Bank’s financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 4.00% for Tier 1 Leverage Capital. To be considered “well-capitalized” under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

As of December 31, 2009, Huntington and The Huntington National Bank (the Bank) met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1		Total Capital		Tier 1 Leverage
	2009	2008	2009	2008	2009	2008
(In millions)

Huntington Bancshares Incorporated
Amount	$5,201	$5,036	$6,231	$6,535	$5,201	$5,036
Ratio	12.03%	10.72%	14.41%	13.91%	10.09%	9.82%
The Huntington National Bank
Amount	$2,873	$2,995	$4,780	$4,978	$2,873	$2,995
Ratio	6.66%	6.44%	11.08%	10.71%	5.59%	5.99%

Tier 1 Risk-based Capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets. Total Risk-based Capital is Tier 1 Risk-based Capital plus qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 Leverage Capital is equal to Tier 1 Capital. Both Tier 1 Capital and Total Capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. Tier 1 Leverage Capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2009 and 2008, less non-qualifying intangibles and other adjustments.

The parent company has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered “well-capitalized.”

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2009 and 2008, the average balance of these deposits were $1.4 billion and $44.8 million, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2009, the Bank could lend $478.0 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for Huntington. These funds aid the parent company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2009, the bank could not have declared and paid additional dividends to the parent company without regulatory approval.

26.	PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

	December 31,
Balance Sheets	2009	2008
(In thousands)

ASSETS
Cash and cash equivalents(1)	$1,376,539	$1,122,056
Due from The Huntington National Bank(2)	955,695	532,746
Due from non-bank subsidiaries	273,317	338,675
Investment in The Huntington National Bank	2,821,181	5,274,261
Investment in non-bank subsidiaries	815,730	854,575
Accrued interest receivable and other assets	112,557	146,167

Total assets	$6,355,019	$8,268,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,291	$1,852
Long-term borrowings	637,434	803,699
Dividends payable, accrued expenses, and other liabilities	380,292	234,023

Total liabilities	1,019,017	1,039,574

Shareholders’ equity(3)	5,336,002	7,228,906

Total liabilities and shareholders’ equity	$6,355,019	$8,268,480

(1)	Includes restricted cash of $125,000 at December 31, 2009.

(2)	Related to subordinated notes described in Note 14.

(3)	See Huntington’s Consolidated Statements of Changes in Shareholders’ Equity.

	Year Ended December 31,
Statements of Income	2009	2008	2007
(In thousands)

Income
Dividends from
The Huntington National Bank	$—	142,254	$239,000
Non-bank subsidiaries	70,600	69,645	41,784
Interest from
The Huntington National Bank	51,620	19,749	18,622
Non-bank subsidiaries	14,662	12,700	12,180
Management fees from subsidiaries	—	—	3,882
Other	68,352	108	1,180

Total income	205,234	244,456	316,648

Expense
Personnel costs	21,206	24,398	24,818
Interest on borrowings	29,357	44,890	41,189
Other	28,398	240	14,667

Total expense	78,961	69,528	80,674

Income before income taxes and equity in undistributed net income of subsidiaries	126,273	174,928	235,974
Income taxes	20,675	(120,371)	(39,509)

Income before equity in undistributed net income of subsidiaries	105,598	295,299	275,483
Increase (decrease) in undistributed net income of:
The Huntington National Bank	(3,130,329)	(98,863)	(176,083)
Non-bank subsidiaries	(69,448)	(310,242)	(24,231)

Net (loss) income	$(3,094,179)	(113,806)	$75,169

	Year Ended December 31,
Statements of Cash Flows	2009	2008	2007
(In thousands)

Operating activities
Net (loss) income	$(3,094,179)	$(113,806)	$75,169
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	3,199,777	266,851	200,315
Depreciation and amortization	3,458	2,071	4,367
Other, net	(103,464)	65,076	(51,283)

Net cash (used for) provided by operating activities	5,592	220,192	228,568

Investing activities
Net cash paid for acquisition	—	—	(313,311)
Repayments from subsidiaries	393,041	540,308	333,469
Advances to subsidiaries	(1,017,892)	(1,337,165)	(442,418)

Net cash used for investing activities	(624,851)	(796,857)	(422,260)

Financing activities
Proceeds from issuance of long-term borrowings	—	—	250,010
Payment of borrowings	(99,417)	(98,470)	(42,577)
Dividends paid on preferred stock	(107,262)	(23,242)	—
Dividends paid on common stock	(55,026)	(279,608)	(289,758)
Proceeds from issuance of preferred stock	—	1,947,625	—
Proceeds from issuance of common stock	1,135,645	—	—
Other, net	(198)	(1,073)	16,782

Net cash provided by (used for) financing activities	873,742	1,545,232	(65,543)

Change in cash and cash equivalents	254,483	968,567	(259,235)
Cash and cash equivalents at beginning of year	1,122,056	153,489	412,724

Cash and cash equivalents at end of year	$1,376,539	$1,122,056	$153,489

Supplemental disclosure:
Interest paid	$29,357	$44,890	$41,189
Dividends in-kind received from The Huntington National Bank	—	124,689	—

27.	SEGMENT REPORTING

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

Retail and Business Banking:  This segment provides traditional banking products and services to consumer and small business customers located in its 11 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and small business administration (SBA) lending. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At December 31, 2009, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.

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

Auto Finance and Dealer Services (AFDS):  This segment provides a variety of banking products and services to approximately 2,200 automotive dealerships within the Company’s primary banking markets. During the first quarter of 2009, AFDS discontinued lending activities in Arizona, Florida, Tennessee, Texas, and Virginia. Also, all lease origination activities were discontinued during the 2008 fourth quarter. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.

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

In addition to the Company’s five business segments, the Treasury/Other group includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the five business segments. Assets in this group include investment securities and bank owned life insurance. Net interest income/(expense) includes the net impact of administering the Company’s investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing (FTP) system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to business segments, as well as any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative, merger costs, and other miscellaneous expenses not allocated to business segments. This group also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.

In 2009, a comprehensive review of the FTP methodology resulted in changes to various assumptions, including liquidity premiums. Business segment financial performance for 2009 reflect the methodology changes, however, financial performance for 2008 was not restated to reflect these changes, as the changes for that year were not material. As a result of this change, business segment performance for net interest income comparisons between 2009 and 2008 are affected.

The management accounting process used to develop the business segment reporting utilized various estimates and allocation methodologies to measure the performance of the business segments. During 2009, Huntington implemented a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin assets, reported “Significant Items” (excluding the goodwill impairment), and a small residual of other unallocated expenses, are allocated to the other five business segments. Prior to this implementation, only certain expenses were allocated to the five business segments. Business segment financial performance for 2009 reflect the implementation, however, financial performance for 2008 was not restated to reflect these changes, as the methodology in place at that time was appropriate. As a result of this change, business segment performance comparisons for noninterest expense between 2009 and 2008 are affected.

Listed below is certain operating basis financial information reconciled to Huntington’s 2009, 2008, and 2007 reported results by line of business:

	Retail &			Former
	Business		Commercial	Regional				Treasury/	Huntington
Income Statements	Banking	Commercial	Real Estate	Banking		AFDS	PFG	Other	Consolidated
(In thousands )
2009
Net interest income	$882,026	$209,376	$134,190	$1,225,592		$141,989	$77,390	$(20,684)	$1,424,287
Provision for credit losses	(526,399)	(359,233)	(1,050,554)	(1,936,186)		(91,342)	(57,450)	10,307	(2,074,671)
Non-Interest income	511,298	92,986	1,613	605,897		61,003	244,255	94,489	1,005,644
Non-Interest expense,
excluding goodwill impairment	(902,111)	(143,420)	(36,357)	(1,081,888)		(113,119)	(243,738)	12,246	(1,426,499)
Goodwill impairment	—	—	—	(2,573,818	)(1)		(28,895)	(4,231)	(2,606,944)
Income taxes	12,315	70,102	332,888	415,305		514	2,953	165,232	584,004

Operating/reported net income	$(22,871)	$(130,189)	$(618,220)	$(3,345,098)		$(955)	$(5,485)	$257,359	$(3,094,179)

2008
Net interest income	$941,807	$313,353	$202,178	$1,457,338		$149,236	$74,651	$(149,534)	$1,531,691
Provision for credit losses	(219,348)	(102,143)	(215,548)	(537,039)		(69,143)	(13,279)	(438,002)	(1,057,463)
Non interest income	405,654	96,676	13,288	515,618		59,497	258,300	(126,277)	707,138
Non interest expense	(779,010)	(147,329)	(31,550)	(957,889)		(123,158)	(248,540)	(147,787)	(1,477,374)
Income taxes	(122,186)	(56,195)	11,071	(167,310)		(5,751)	(24,896)	380,159	182,202

Operating/reported net income	$226,917	$104,362	$(20,561)	$310,718		$10,681	$46,236	$(481,441)	$(113,806)

2007
Net interest income	$710,154	$245,690	$147,884	$1,103,728		$138,786	$57,985	$1,013	$1,301,512
Provision for credit losses	(48,373)	5,352	(145,134)	(188,155)		(30,745)	(961)	(423,767)	(643,628)
Non interest income	363,990	81,873	11,675	457,538		41,594	197,436	(19,965)	676,603
Non interest expense	(694,942)	(133,652)	(24,313)	(852,907)		(77,435)	(202,364)	(179,138)	(1,311,844)
Income taxes	(115,790)	(69,742)	3,461	(182,071)		(25,270)	(18,234)	278,101	52,526

Operating/reported net income	$215,039	$129,521	$(6,427)	$338,133		$46,930	$33,862	$(343,756)	$75,169

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment. The allocation of this amount to the new business segments was not practical.

	Assets at		Deposits at
	December 31,		December 31,
	2009	2008	2009	2008
(In millions)

Retail & Business Banking	$16,565	$17,232	$28,877	$27,350
Commercial Banking	7,767	8,685	6,031	5,769
Commercial Real Estate	7,426	8,360	535	487
AFDS	5,142	6,373	83	70
PFG	3,254	3,210	3,409	1,728
Treasury/Other	11,401	7,605	1,559	2,539
Unallocated goodwill(1)	—	2,888	—	—

Total	$51,555	$54,353	$40,494	$37,943

(1)	Represents the balance of goodwill associated with the former Regional Banking business segment. The allocation of these amounts to the new business segments is not practical.

28.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations, for the years ended December 31, 2009 and 2008:

	2009
	Fourth	Third	Second	First
(In thousands, except per share data)

Interest income	$551,335	$553,846	$563,004	$569,957
Interest expense	(177,271)	(191,027)	(213,105)	(232,452)

Net interest income	374,064	362,819	349,899	337,505

Provision for credit losses	(893,991)	(475,136)	(413,707)	(291,837)
Non-interest income	244,546	256,052	265,945	239,102
Non-interest expense	(322,596)	(401,097)	(339,982)	(2,969,769)

Loss before income taxes	(597,977)	(257,362)	(137,845)	(2,684,999)
Benefit for income taxes	228,290	91,172	12,750	251,792

Net loss income	(369,687)	(166,190)	(125,095)	(2,433,207)
Dividends on preferred shares	(29,289)	(29,223)	(57,451)	(58,793)

Net loss applicable to common shares	$(398,976)	$(195,413)	$(182,546)	$(2,492,000)

Net loss per common share — Basic	$(0.56)	(0.33)	(0.40)	(6.79)
Net loss per common share — Diluted	(0.56)	(0.33)	(0.40)	(6.79)

	2008
	Fourth	Third	Second	First
(In thousands, except per share data)

Interest income	$662,508	$685,728	$696,675	$753,411
Interest expense	(286,143)	(297,092)	(306,809)	(376,587)

Net interest income	376,365	388,636	389,866	376,824

Provision for credit losses	(722,608)	(125,392)	(120,813)	(88,650)
Non-interest income	67,099	167,857	236,430	235,752
Non-interest expense	(390,094)	(338,996)	(377,803)	(370,481)

(Loss) income before income taxes	(669,238)	92,105	127,680	153,445
Benefit (provision) for income taxes	251,949	(17,042)	(26,328)	(26,377)

Net (loss) income	(417,289)	75,063	101,352	127,068
Dividends declared on preferred shares	(23,158)	(12,091)	(11,151)	—

Net (loss) income applicable to common shares	$(440,447)	$62,972	$90,201	$127,068

Net (loss) income per common share — Basic	$(1.20)	$0.17	$0.25	$0.35
Net (loss) income per common share — Diluted	(1.20)	0.17	0.25	0.35

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

Internal Control Over Financial Reporting

Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9A(T):	Controls and Procedures

Not applicable.

Item 9B:	Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2010 Proxy Statement for the 2010 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2009 fiscal year. Portions of our 2010 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10:	Directors and Executive Officers and Corporate Governance

Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee”, “Involvement in Certain Legal Proceedings” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of our 2010 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “Proposal to Approve Huntington’s Second Amended and Restated 2007 Stock and Long Term Incentive Plan” and in a table entitled “Equity Compensation Plans Information” of our 2010 Proxy Statement.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of our 2010 Proxy Statement.

Item 14:	Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of our 2010 Proxy Statement.

PART IV

Item 15:	Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.23 in the Exhibit Index.

(b) The exhibits to this Form 10-K begin on page 207 of this report.

(c) See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2010.

HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour Stephen D. Steinour Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	By:	/s/ Donald R. Kimble Donald R. Kimble Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)
		By:	/s/ David S. Anderson David S. Anderson Executive Vice President Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2010.

Don M. Casto III * Don M. Casto III Director	Wm. J. Lhota * Wm. J. Lhota Director

Michael J. Endres * Michael J. Endres Director	Gene E. Little * Gene E. Little Director

Marylouise Fennell * Marylouise Fennell Director	Gerard P. Mastroianni * Gerard P. Mastroianni Director

John B. Gerlach, Jr. * John B. Gerlach, Jr. Director	Richard W. Neu * Richard W. Neu Director

D. James Hilliker * D. James Hilliker Director	David L. Porteous * David L. Porteous Director

David P. Lauer * David P. Lauer Director	Kathleen H. Ransier * Kathleen H. Ransier Director

Jonathan A. Levy * Jonathan A. Levy Director	William R. Robertson * William R. Robertson Director

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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.8	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 21, 2009.	Current Report on Form 8-K dated January 23, 2009.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.1
10.2	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.2
10.3	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.3
10.4	Amendment to the Huntington Bancshares Incorporated Executive Agreements.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.4
10.5	* Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	000-02525	10(a)
10.6	First Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	H
10.7	Second Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.2

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.8	* Huntington Supplemental Retirement Income Plan, amended and restated, effective October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	001-34073	10.3
10.9	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.10	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.11	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.12	* Executive Deferred Compensation Plan, as amended and restated on October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.4
10.13	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5
10.14	* Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10(r)
10.15	* First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10(a)
10.16	* First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(c)
10.17	* Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(d)
10.18	* Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(e)
10.19	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(r)
10.20	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(h)
10.21	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(i)
10.22	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10(b)
10.23	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10(e)
10.24	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4(a)
10.25	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10(s)
10.26	* Employment Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.1
10.27	* Executive Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.2
10.28	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1
10.29	* Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	000-02525	10(t)
10.30	Schedule identifying material details of Executive Agreements	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.1
10.31	Letter Agreement including Securities Purchase Agreement — Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.32	* Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 21, 2006	000-02525	99.1
10.33	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.34	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.35	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.36	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.37	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.38	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.39	* Retention Payment Agreement	Annual Report on Form 10-K for the year ended December 31, 2007	000-02525	10.43
10.40	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.41	* Relocation assistance reimbursement agreement with Mark E. Thompson dated May 7, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	001-34073	10.3
10.42	* Form of Salary Restricted Stock Award Grant Notice
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 21, 2009, are available on our website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.
99.1	Certification of Chief Executive Officer Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008.