Form 10-Q
period 2010-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2010-05-07
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 716,575,382 shares of Registrant’s common stock ($0.01 par value) outstanding on April 30, 2010.

HUNTINGTON BANCSHARES INCORPORATED
INDEX

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Huntington Bancshares Incorporated (we or our) is a multi-state diversified regional bank holding company headquartered in Columbus, Ohio. We have more than 144 years of serving the financial needs of our customers. Through our subsidiaries, including our banking subsidiary, The Huntington National Bank (the Bank), we provide full-service commercial and consumer banking services, mortgage banking services, equipment leasing, investment management, trust services, brokerage services, customized insurance service program, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. We also offer retail and commercial financial services online at huntington.com; through our technologically advanced, 24-hour telephone bank; and through our network of over 1,300 ATMs. The Auto Finance and Dealer Services (AFDS) group offers automobile loans to consumers and commercial loans to automobile dealers within our six-state banking franchise area. Selected financial service activities are also conducted in other states including: Private Financial Group (PFG) offices in Florida, Massachusetts, and New York, and Mortgage Banking offices in Maryland and New Jersey. International banking services are available through the headquarters office in Columbus and a limited purpose office located in the Cayman Islands and another in Hong Kong.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. This MD&A provides updates to the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). This MD&A should be read in conjunction with our 2009 Form 10-K, as well as the financial statements, notes, and other information contained in this report.
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
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success and timing of other business strategies; (6) extended disruption of vital infrastructure; and (7) the nature, extent, and timing of governmental actions and reforms. Additional factors that could cause results to differ materially from those described above can be found in our 2009 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.

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
Risk Factors
We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues, and (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, external influences, fraudulent activities, disasters, and security risks.
More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2009 Form 10-K. Additional information regarding risk factors can also be found in the “Risk Management and Capital” discussion.
Critical Accounting Policies and Use of Significant Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results that significantly differ from when those estimates were made.
Our most significant accounting estimates relate to our allowance for credit losses (ACL), fair value measurements, and income taxes and deferred tax assets. These significant accounting estimates and their related application are discussed in our 2009 Form 10-K, and the discussion below provides pertinent updates to those accounting estimates.
Total Allowances for Credit Losses
The ACL is the sum of the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC), and represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the ACL was determined by judgments regarding the quality of each individual loan portfolio and loan commitments. All known relevant internal and external factors that affected loan collectibility were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as were experienced throughout 2009, and have continued into 2010. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
At March 31, 2010, the ACL was $1,527.9 million, or 4.14% of total loans and leases. To illustrate the potential effect on the financial statements of our estimates of the ACL, a 50 basis point increase in the ACL would have required $184.7 million in additional reserves (funded by additional provision for credit losses), which would have negatively impacted net income for the first three-month period of 2010 by approximately $120.0 million after-tax, or $0.17 per common share.

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
At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. Occasionally, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements.
AUTOMOBILE LOAN SECURITIZATION
Effective January 1, 2010, we consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. We elected to account for the automobile loan receivables and the associated notes payable at fair value per guidance supplied in ASC 810, “Consolidation”.
The key assumptions used to determine the fair value of the automobile loan receivables included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market. The associated notes payable are valued based upon Level 1 prices because they are actively traded in the market.
INVESTMENT SECURITIES
(This section should be read in conjunction with the “Investment Securities Portfolio” discussion and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)

Level 3 Analysis on Certain Securities Portfolios
Our Alt-A, collateralized mortgage obligation (CMO), and pooled-trust-preferred securities portfolios are classified as Level 3, and as such, the significant estimates used to determine the fair value of these securities have greater subjectivity. The Alt-A and CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis. These three portfolios, and the results of our impairment analysis for each portfolio, are discussed in further detail below:
Alt-A mortgage-backed / Private-label CMO securities represent securities collateralized by first-lien residential mortgage loans. At March 31, 2010, our Alt-A securities portfolio had a fair value of $113.7 million, and our CMO securities portfolio had a fair value of $462.7 million. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third-party specialist using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.
We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it is probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at March 31, 2010.
Our analysis indicated, as of March 31, 2010, a total of 4 Alt-A mortgage-backed securities and 10 private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 1.33% to 88.79% of their par value. These losses were projected to occur beginning anywhere from 6 months to 21 months in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. As a result, during the 2010 first quarter, we recorded $0.6 million of other-than-temporary impairment (OTTI) in our Alt-A mortgage-backed securities portfolio and $2.6 million of OTTI in our private-label CMO securities portfolio. These OTTI adjustments negatively impacted our earnings.
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. At March 31, 2010, our pooled-trust-preferred securities portfolio had a fair value of $105.4 million. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third-party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820, “Fair Value Measurements and Disclosures”.
The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current/near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers who are in default. The recovery assumptions on issuers who are deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will experience a loss of principal or interest on 11 securities; and as such, recorded OTTI of $3.2 million in the 2010 first quarter relating to these securities. These OTTI adjustments negatively impacted our earnings.
Certain other assets and liabilities which are not financial instruments also involve fair value measurements, and were discussed in our 2009 Form 10-K. Pertinent updates regarding these assets and liabilities are discussed below:

GOODWILL
Goodwill is tested for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment losses, if any, are reflected in noninterest expense.
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
We concluded that no goodwill impairment was required or existed during the 2010 first quarter.
OTHER REAL ESTATE OWNED (OREO)
OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property, less anticipated selling costs, and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount, and are charged to noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At March 31, 2010, OREO totaled $152.3 million, representing a 9% increase compared with $140.1 million at December 31, 2009.
Income Taxes and Deferred Tax Assets
DEFERRED TAX ASSETS
At March 31, 2010, we had a net deferred tax asset of $557.2 million. Based on our ability to offset the net deferred tax asset against our forecast of future taxable income, there was no impairment of the deferred tax asset at March 31, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired.
On March 31, 2010, the net deferred tax asset relating to the assets acquired from Franklin Credit Management Corporation (Franklin) on March 31, 2009 (see “Significant Items” discussion) increased by $43.6 million relating to the expiration of the 12-month recognition period under Internal Revenue Code of 1986 (IRC) Section 382. In general, IRC Section 382 imposes a one-year limitation on bad debt deductions allowed for tax purposes under IRC section 166. Any bad debt deductions recognized after March 31, 2010, would not be limited by IRC Section 382.
Recent Accounting Pronouncements and Developments
Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2010 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Condensed Consolidated Financial Statements.

Table 1 — Selected Quarterly Income Statement Data (1)

	2010	2009
(amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$546,779	$551,335	$553,846	$563,004	$569,957
Interest expense	152,886	177,271	191,027	213,105	232,452

Net interest income	393,893	374,064	362,819	349,899	337,505
Provision for credit losses	235,008	893,991	475,136	413,707	291,837

Net interest income (loss) after provision for credit losses	158,885	(519,927)	(112,317)	(63,808)	45,668

Service charges on deposit accounts	69,339	76,757	80,811	75,353	69,878
Brokerage and insurance income	35,762	32,173	33,996	32,052	39,948
Mortgage banking income	25,038	24,618	21,435	30,827	35,418
Trust services	27,765	27,275	25,832	25,722	24,810
Electronic banking	25,137	25,173	28,017	24,479	22,482
Bank owned life insurance income	16,470	14,055	13,639	14,266	12,912
Automobile operating lease income	12,303	12,671	12,795	13,116	13,228
Securities (losses) gains	(31)	(2,602)	(2,374)	(7,340)	2,067
Other noninterest income	29,069	34,426	41,901	57,470	18,359

Total noninterest income	240,852	244,546	256,052	265,945	239,102

Personnel costs	183,642	180,663	172,152	171,735	175,932
Outside data processing and other services	39,082	36,812	38,285	40,006	32,992
Deposit and other insurance expense	24,755	24,420	23,851	48,138	17,421
Net occupancy	29,086	26,273	25,382	24,430	29,188
OREO and foreclosure expense	11,530	18,520	38,968	26,524	9,887
Equipment	20,624	20,454	20,967	21,286	20,410
Professional services	22,697	25,146	18,108	16,658	16,454
Amortization of intangibles	15,146	17,060	16,995	17,117	17,135
Automobile operating lease expense	10,066	10,440	10,589	11,400	10,931
Marketing	11,153	9,074	8,259	7,491	8,225
Telecommunications	6,171	6,099	5,902	6,088	5,890
Printing and supplies	3,673	3,807	3,950	4,151	3,572
Goodwill impairment	—	—	—	4,231	2,602,713
Gain on early extinguishment of debt (2)	—	(73,615)	(60)	(73,038)	(729)
Other noninterest expense	20,468	17,443	17,749	13,765	19,748

Total noninterest expense	398,093	322,596	401,097	339,982	2,969,769

Income (Loss) before income taxes	1,644	(597,977)	(257,362)	(137,845)	(2,684,999)
Benefit for income taxes	(38,093)	(228,290)	(91,172)	(12,750)	(251,792)

Net income (loss)	$39,737	$(369,687)	$(166,190)	$(125,095)	$(2,433,207)

Dividends on preferred shares	29,357	29,289	29,223	57,451	58,793

Net income (loss) applicable to common shares	$10,380	$(398,976)	$(195,413)	$(182,546)	$(2,492,000)

Average common shares — basic	716,320	715,336	589,708	459,246	366,919
Average common shares — diluted (3)	718,593	715,336	589,708	459,246	366,919

Net income (loss) per common share — basic	$0.01	$(0.56)	$(0.33)	$(0.40)	$(6.79)
Net income (loss) per common share — diluted	0.01	(0.56)	(0.33)	(0.40)	(6.79)
Cash dividends declared per common share	0.01	0.01	0.01	0.01	0.01

Return on average total assets	0.31%	(2.80)%	(1.28)%	(0.97)%	(18.22)%
Return on average total shareholders’ equity	3.0	(25.6)	(12.5)	(10.2)	N.M.
Return on average tangible shareholders’ equity (4)	4.2	(27.9)	(13.3)	(10.3)	18.4
Net interest margin (5)	3.47	3.19	3.20	3.10	2.97
Efficiency ratio (6)	60.1	49.0	61.4	51.0	60.5
Effective tax rate (benefit)	N.M.	(38.2)	(35.4)	(9.2)	(9.4)

Revenue — fully-taxable equivalent (FTE)
Net interest income	$393,893	$374,064	$362,819	$349,899	$337,505
FTE adjustment	2,248	2,497	4,177	1,216	3,582

Net interest income (5)	396,141	376,561	366,996	351,115	341,087
Noninterest income	240,852	244,546	256,052	265,945	239,102

Total revenue (5)	$636,993	$621,107	$623,048	$617,060	$580,189

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” for additional discussion regarding these key factors.

(2)	The 2009 fourth quarter gain related to the purchase of certain subordinated bank notes. The 2009 second quarter gain included $67.4 million related to the purchase of certain trust preferred securities.

(3)	For all the quarterly periods presented above, the impact of the convertible preferred stock issued in 2008 was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(4)	Net income (loss) excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key condensed consolidated balance sheet and income statement trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion”.
Summary
We reported net income of $39.7 million in the 2010 first quarter, representing net income per common share of $0.01. These results compared favorably with a net loss of $369.7 million, or $0.56 per common share in the prior quarter. Comparisons with the prior quarter were impacted by factors that are discussed later in the “Significant Items” section (see “Significant Items” discussion).
The return to profitability was a significant step forward and represents a resetting of our expectations, as we now expect to report a profit for the full-year of 2010. While this is positive, the economic environment remains challenging and we still do not believe there will be any significant economic turnaround in 2010, although there were signs of stabilization.
Credit quality performance in the 2010 first quarter continued to improve. Net charge-offs (NCOs) declined 46% from the prior quarter and represented the lowest level since the third quarter of 2008. Nonperforming assets (NPAs) decreased 7% during the quarter, partially as a result of a 52% decline in new NPAs to $237.9 million in the current quarter from $494.6 million in the prior quarter. Early stage delinquencies in both the commercial and consumer loan portfolios also declined. Despite these improved asset quality measures, and given the current challenging economic environment, we believed it was prudent to maintain our period end allowance for credit losses at 4.14% of total loans and leases, essentially unchanged from the end of the prior quarter. For the remainder of 2010, we expect that the level of NCOs and provision expense will continue to be below 2009 levels.
At the beginning of 2010, we viewed our commercial real estate (CRE) portfolio as our highest-risk loan portfolio. Total average CRE balances declined $0.8 billion as a result of our overall strategy to reduce the level of CRE exposure. The majority of the decline occurred within the noncore portfolio, consistent with our strategy to exit these noncore relationships.
Fully-taxable net interest income in the 2010 first quarter increased $19.6 million, or 5%, compared with the prior quarter, and primarily reflected a 28 basis point increase in the net interest margin. The increase in the net margin reflected a combination of factors including better pricing on deposits and loans, as well as a shift in our deposit mix to lower cost demand deposit and money market accounts. We are continuing to make progress in increasing our net interest income. We expect net interest income to continue to increase throughout 2010. This growth is expected to reflect a combination of factors, but primarily: (a) continued growth in lower-cost core deposits, (b) slightly higher loan and investment securities balances, and (c) a slightly higher net interest margin, reflecting improved loan and deposit spreads, as well as the benefit of continuing to shift our deposit mix to a higher concentration in noninterest-bearing accounts.
Noninterest income in the 2010 first quarter decreased $3.7 million, or 2%, compared with the prior quarter, primarily due to seasonal factors. We expect noninterest income to increase slightly from the current quarter level for the remainder of 2010. While we expect growth in asset management, as well as brokerage and insurance income, we expect those increases to be offset by declines in deposit service charge fees as the changes in related Federal Reserve’s regulations are implemented.
Noninterest expense in the 2010 first quarter increased $75.5 million, or 23%, compared with the prior quarter, primarily resulting from a $73.6 million gain on early extinguishment of debt that lowered the prior quarter’s noninterest expense. For the remainder of 2010, expenses will remain well-controlled, but are expected to increase slightly from the current quarter level, reflecting investments for growth and the continued implementation of key strategic initiatives.
Both liquidity and capital remained strong. Average total core deposits grew at a 5% annualized rate and our period-end loan-to-deposit ratio was 92%. Our tangible-common-equity-to-tangible-asset (TCE) ratio improved to 5.96% from 5.92%, and our regulatory capital ratios remain well above the regulatory “well-capitalized” thresholds. We are comfortable with our current level of capital. We do not have any current plans to issue additional capital.

Significant Items
Definition of Significant Items
From time-to-time, revenue, expenses, or taxes, are impacted by items judged by us to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature, or otherwise make period-to-period comparisons less meaningful. We refer to such items as “Significant Items”. Most often, these “Significant Items” result from factors originating outside the company; e.g., regulatory actions/assessments, windfall gains, changes in accounting principles, one-time tax assessments/refunds, etc. In other cases they may result from our decisions associated with significant corporate actions out of the ordinary course of business; e.g., merger/restructuring charges, recapitalization actions, goodwill impairment, etc.
Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not define a “Significant Item”. For example, changes in the provision for credit losses, gains/losses from investment activities, asset valuation writedowns, etc., reflect ordinary banking activities and are, therefore, typically excluded from consideration as a “Significant Item”.
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
“Significant Items” for any particular period are not intended to be a complete list of items that may materially impact current or future period performance. A number of items could materially impact these periods, including those described in our 2009 Annual Report on Form 10-K and other factors described from time-to-time in our other filings with the Securities and Exchange Commission.
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by a number of “Significant Items” summarized below.
1.	Goodwill Impairment. The impacts of goodwill impairment on our reported results were as follows:
•	During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million ($7.09 per common share) pretax charge to noninterest expense.
•	During the 2009 second quarter, a pretax goodwill impairment of $4.2 million ($0.01 per common share) was recorded to noninterest expense relating to the sale of a small payments-related business.
2.	Franklin Relationship. Our relationship with Franklin was acquired in the Sky Financial Group, Inc. (Sky Financial) acquisition in 2007. On March 31, 2009, we restructured our relationship with Franklin. The impacts of this restructuring on our reported results were as follows:
•	During the 2009 first quarter, a nonrecurring net tax benefit of $159.9 million ($0.44 per common share) was recorded. Also, and although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to writedown the acquired mortgages and OREO collateral to fair value.
•	During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the restructuring.
3.	Early Extinguishment of Debt. The positive impacts relating to the early extinguishment of debt on our reported results were: $73.6 million ($0.07 per common share) in the 2009 fourth quarter and $67.4 million ($0.10 per common share) in the 2009 second quarter. These amounts were recorded to noninterest expense.
4.	Preferred Stock Conversion. During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.08 per common share for the 2009 first quarter and $0.06 per common share for the 2009 second quarter. (See “Capital” discussion located within the “Risk Management and Capital” section for additional information.)
5.	Visa®. Prior to the Visa® initial public offering (IPO) occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received shares of Visa® stock at the time of the IPO. In the 2009 second quarter, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($0.04 per common share). This amount was recorded to noninterest income.

6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2009 — Fourth Quarter
•	$11.3 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.
2009 — Second Quarter
•	$23.6 million ($0.03 per common share) negative impact due to a special Federal Deposit Insurance Corporation (FDIC) insurance premium assessment. This amount was recorded to noninterest expense.
The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 2 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	March 31, 2010			December 31, 2009		March 31, 2009
(dollar amounts in thousands, except per share amounts)	After-tax	EPS		After-tax	EPS	After-tax	EPS
Net income — GAAP	$39,737			$(369,687)		$(2,433,207)
Earnings per share, after-tax		$0.01			$(0.56)		$(6.79)
Change from prior quarter — $		0.57			(0.23)		(5.59)
Change from prior quarter — %		N.M.	%		(69.7)%		N.M. %

Change from year-ago — $		$6.80			$0.64		$(7.14)
Change from year-ago — %		N.M.	%		N.M. %		N.M. %

	Earnings (2)	EPS		Earnings (2)	EPS	Earnings (2)	EPS
Significant items — favorable (unfavorable) impact:
Net tax benefit recognized (3)	$38,222	$0.05		$—	$—	$—	$—
Franklin relationship restructuring (3)	—	—		—	—	159,895	0.44
Net gain on early extinguishment of debt	—	—		73,615	0.07	—	—
Deferred tax valuation allowance benefit (3)	—	—		11,341	0.02	—	—
Goodwill impairment	—	—		—	—	(2,602,713)	7.09
Preferred stock conversion deemed dividend	—	—		—	—	—	(0.08)

N.M., not a meaningful value.

(1)	See “Significant Items” discussion.

(2)	Pretax unless otherwise noted.

(3)	After-tax.
Pretax, Pre-provision Income Trends
One non-GAAP performance measurement that we believe is useful in analyzing underlying performance trends is pretax, pre-provision income. This is the level of earnings adjusted to exclude the impact of: (a) provision expense, which is excluded because its absolute level is elevated and volatile, (b) investment securities gains/losses, which are excluded because securities market valuations may also become particularly volatile in times of economic stress, (c) amortization of intangibles expense, which is excluded because the return on tangible common equity is a key measurement that we use to gauge performance trends, and (d) certain other items identified by us (see “Significant Items” above) that we believe may distort our underlying performance trends.

The following table reflects pretax, pre-provision income for the each of the past five quarters:
Table 3 — Pretax, Pre-provision Income (1)

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Income (Loss) Before Income Taxes	$1,644	$(597,977)	$(257,362)	$(137,845)	$(2,684,999)

Add: Provision for credit losses	235,008	893,991	475,136	413,707	291,837
Less: Securities (losses) gains	(31)	(2,602)	(2,374)	(7,340)	2,067
Add: Amortization of intangibles	15,146	17,060	16,995	17,117	17,135
Less: Significant Items
Gain on early extinguishment of debt (2)	—	73,615	—	67,409	—
Goodwill impairment	—	—	—	(4,231)	(2,602,713)
Gain related to Visa stock	—	—	—	31,362	—
FDIC special assessment	—	—	—	(23,555)	—

Total pretax, pre-provision income	$251,829	$242,061	$237,143	$229,334	$224,619

Change in total pretax, pre-provision income:
Prior quarter change — amount	$9,768	$4,918	$7,809	$4,715	$29,540
Prior quarter change — percent	4%	2%	3%	2%	15%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.

(2)	Includes only transactions deemed significant.
Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Item 1.)
2010 First Quarter versus 2009 First Quarter
Fully-taxable equivalent net interest income increased $55.1 million, or 16%, from the year-ago quarter. This reflected the favorable impact of the significant increase in the net interest margin to 3.47% from 2.97%. The net interest margin increase reflected a combination of factors including better pricing on both deposits and loans. It also reflected the benefits of asset and liability management strategies to adjust the asset sensitivity of the balance sheet over the next year while maintaining the flexibility to be prepared for a rising interest rate environment. Although average total earning assets were little changed from the year-ago quarter, this reflected a $4.0 billion, or 91%, increase in average total investment securities, mostly offset by a $3.9 billion, or 10%, decline in average total loans and leases.

The following table details the change in our reported loans and deposits:
Table 4 — Average Loans/Leases and Deposits — 2010 First Quarter vs. 2009 First Quarter

	First Quarter		Change
(dollar amounts in millions)	2010	2009	Amount	Percent
Loans/Leases
Commercial and industrial	$12,314	$13,541	$(1,227)	(9)%
Commercial real estate	7,677	10,112	(2,435)	(24)

Total commercial	19,991	23,653	(3,662)	(15)

Automobile loans and leases	4,250	4,354	(104)	(2)
Home equity	7,539	7,577	(38)	(1)
Residential mortgage	4,477	4,611	(134)	(3)
Other consumer	723	671	52	8

Total consumer	16,989	17,213	(224)	(1)

Total loans	$36,980	$40,866	$(3,886)	(10)%

Deposits
Demand deposits — noninterest-bearing	$6,627	$5,544	$1,083	20%
Demand deposits — interest-bearing	5,716	4,076	1,640	40
Money market deposits	10,340	5,593	4,747	85
Savings and other domestic time deposits	4,613	5,041	(428)	(8)
Core certificates of deposit	9,976	12,784	(2,808)	(22)

Total core deposits	37,272	33,038	4,234	13
Other deposits	2,951	5,151	(2,200)	(43)

Total deposits	$40,223	$38,189	$2,034	5%

The $3.9 billion, or 10%, decrease in average total loans and leases primarily reflected:
•	$3.7 billion, or 15%, decrease in average total commercial loans. The $1.2 billion, or 9%, decline in average commercial and industrial (C&I) loans reflected a general decrease in borrowing as reflected in a decline in line-of-credit utilization, including significant reductions in our automobile dealer floorplan portfolio, charge-off activity, the 2009 first quarter Franklin restructuring, and the reclassification in the current quarter of variable rate demand notes to municipal securities. These negatives were partially offset by the impact of the reclassifications in 2009 of certain CRE loans, primarily representing owner occupied properties, to C&I loans. The $2.4 billion, or 24%, decrease in average CRE loans reflected our ongoing commitment to reduce balance sheet risk. We are executing several initiatives, which have resulted in portfolio reductions through payoffs and pay-downs, as well as the impact of charge-offs.
•	$0.2 billion, or 1%, decrease in average total consumer loans. This decrease primarily reflected a $0.3 billion decline in average automobile leases due to the continued run-off of that portfolio, partially offset by a $0.2 billion increase in average automobile loans. The increase in average automobile loans reflected a 70% increase in loan originations from the year-ago quarter. The decline in average residential mortgages reflected the impact of loan sales, as well as the continued refinancing of portfolio loans and the related increased sale of fixed-rate originations, partially offset by additions related to the 2009 first quarter Franklin restructuring. Average home equity loans were little changed as lower origination volume was offset by slower runoff experience and slightly higher line utilization. Increased line usage continued to be associated with higher quality customers taking advantage of the low interest rate environment.
Offsetting the decline in average total loans and leases was a $4.0 billion, or 91%, increase in average total investment securities, reflecting the deployment of the cash from core deposit growth and loan runoff over this period, as well as the proceeds from 2009 capital actions.
The $2.0 billion, or 5%, increase in average total deposits reflected:
•	$4.2 billion, or 13%, growth in average total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.
Partially offset by:
•	A $1.6 billion, or 47%, decline in brokered deposits and negotiable CDs and a $0.4 billion, or 35%, decrease in average other domestic deposits over $250,000, primarily reflecting the reduction of noncore funding sources.

2010 First Quarter versus 2009 Fourth Quarter
Fully-taxable equivalent net interest income increased $19.6 million, or 5%, from the prior quarter. This reflected an increase in the net interest margin to 3.47% from 3.19%, as average earnings assets declined $0.6 billion, or 1%. The decrease in average earning assets primarily reflected a $0.4 billion, or 4%, decrease in average investment securities, as average total loans and leases were down only $0.1 billion, or less than 1%.
The net interest margin increase reflected a combination of factors including better pricing on both deposits and loans. It also reflected the benefits of asset and liability management strategies to reduce the asset sensitivity of the balance sheet over the next year while maintaining the flexibility to be prepared for a rising rate environment.
The following table details the change in our reported loans and deposits:
Table 5 — Average Loans/Leases and Deposits — 2010 First Quarter vs. 2009 Fourth Quarter

	2010	2009
	First	Fourth	Change
(dollar amounts in millions)	Quarter	Quarter	Amount	Percent
Loans/Leases
Commercial and industrial	$12,314	$12,570	$(256)	(2)%
Commercial real estate	7,677	8,458	(781)	(9)

Total commercial	19,991	21,028	(1,037)	(5)

Automobile loans and leases	4,250	3,326	924	28
Home equity	7,539	7,561	(22)	—
Residential mortgage	4,477	4,417	60	1
Other consumer	723	757	(34)	(4)

Total consumer	16,989	16,061	928	6

Total loans	$36,980	$37,089	$(109)	—%

Deposits
Demand deposits — noninterest-bearing	$6,627	$6,466	$161	2%
Demand deposits — interest-bearing	5,716	5,482	234	4
Money market deposits	10,340	9,271	1,069	12
Savings and other domestic time deposits	4,613	4,686	(73)	(2)
Core certificates of deposit	9,976	10,867	(891)	(8)

Total core deposits	37,272	36,772	500	1
Other deposits	2,951	3,442	(491)	(14)

Total deposits	$40,223	$40,214	$9	—%

The $0.1 billion decrease in average total loans and leases primarily reflected:
•	$0.8 billion, or 9%, decline in CRE loans, primarily resulting from the pay-down and charge-off activity in the current quarter. While charge-offs remain a significant contributor to the decline in balances, we also continued to see substantial net pay-downs totaling $135 million in the current quarter. The pay-down activity was a result of our portfolio management and loan workout strategies, and some very early stage improvements in some of our markets.
•	$0.3 billion, or 2%, decline in average C&I loans, reflecting a reclassification of $0.3 billion of variable rate demand notes to municipal securities. Underlying growth was more than offset by a combination of continued lower line-of-credit utilization and pay-downs on term debt as the economic environment has caused many customers to actively reduce their leverage position. Our line-of-credit utilization percentage was 42%, consistent with that of the prior quarter.

Partially offset by:
•	$0.9 billion, or 28%, increase in average automobile loans and leases, of which $0.8 billion was the result of adopting a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction. At the end of the 2009 first quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction as part of a funding strategy. Upon adoption of the new accounting standard, the trust was consolidated as of January 1, 2010, and at March 31, 2010, the loans had a remaining balance of $0.7 billion.
In addition to the decline in average total loans and leases, average total investment securities decreased $0.4 billion, or 4%, primarily reflecting normal maturities.
Average total deposits were essentially unchanged from the prior quarter reflecting:
•	$0.5 billion, or 1%, growth in average total core deposits reflecting our focus on growing money market and transaction accounts.
Partially offset by:
•	$0.5 billion, or 22%, decline in brokered deposits and negotiable CDs, reflecting the intentional reduction in noncore funding sources given the growth in core deposits.
Tables 6 and 7 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 6 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully-taxable equivalent basis	2010	2009				1Q10 vs. 1Q09
(dollar amounts in millions)	First	Fourth	Third	Second	First	Amount	Percent
Assets
Interest-bearing deposits in banks	$348	$329	$393	$369	$355	$(7)	(2)%
Trading account securities	96	110	107	88	278	(182)	(65)
Federal funds sold and securities purchased under resale agreement	—	15	7	—	19	(19)	(100)
Loans held for sale	346	470	524	709	627	(281)	(45)
Investment securities:
Taxable	8,025	8,695	6,510	5,181	3,961	4,064	103
Tax-exempt	445	139	129	126	465	(20)	(4)

Total investment securities	8,470	8,834	6,639	5,307	4,426	4,044	91
Loans and leases: (1)
Commercial:
Commercial and industrial	12,314	12,570	12,922	13,523	13,541	(1,227)	(9)
Construction	1,409	1,651	1,808	1,946	2,033	(624)	(31)
Commercial	6,268	6,807	7,071	7,253	8,079	(1,811)	(22)

Commercial real estate	7,677	8,458	8,879	9,199	10,112	(2,435)	(24)

Total commercial	19,991	21,028	21,801	22,722	23,653	(3,662)	(15)

Consumer:
Automobile loans	4,031	3,050	2,886	2,867	3,837	194	5
Automobile leases	219	276	344	423	517	(298)	(58)

Automobile loans and leases	4,250	3,326	3,230	3,290	4,354	(104)	(2)
Home equity	7,539	7,561	7,581	7,640	7,577	(38)	(1)
Residential mortgage	4,477	4,417	4,487	4,657	4,611	(134)	(3)
Other loans	723	757	756	698	671	52	8

Total consumer	16,989	16,061	16,054	16,285	17,213	(224)	(1)

Total loans and leases	36,980	37,089	37,855	39,007	40,866	(3,886)	(10)
Allowance for loan and lease losses	(1,510)	(1,029)	(950)	(930)	(913)	(597)	65

Net loans and leases	35,470	36,060	36,905	38,077	39,953	(4,483)	(11)

Total earning assets	46,240	46,847	45,525	45,480	46,571	(331)	(1)

Cash and due from banks	1,761	1,947	2,553	2,466	1,553	208	13
Intangible assets	725	737	755	780	3,371	(2,646)	(78)
All other assets	4,486	3,956	3,797	3,701	3,571	915	26

Total Assets	$51,702	$52,458	$51,680	$51,497	$54,153	$(2,451)	(5)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$6,627	$6,466	$6,186	$6,021	$5,544	$1,083	20%
Demand deposits — interest-bearing	5,716	5,482	5,140	4,547	4,076	1,640	40
Money market deposits	10,340	9,271	7,601	6,355	5,593	4,747	85
Savings and other domestic time deposits	4,613	4,686	4,771	5,031	5,041	(428)	(8)
Core certificates of deposit	9,976	10,867	11,646	12,501	12,784	(2,808)	(22)

Total core deposits	37,272	36,772	35,344	34,455	33,038	4,234	13
Other domestic time deposits of $250,000 or more	698	667	747	886	1,069	(371)	(35)
Brokered time deposits and negotiable CDs	1,843	2,353	3,058	3,740	3,449	(1,606)	(47)
Deposits in foreign offices	410	422	444	453	633	(223)	(35)

Total deposits	40,223	40,214	39,593	39,534	38,189	2,034	5
Short-term borrowings	927	879	879	879	1,099	(172)	(16)
Federal Home Loan Bank advances	179	681	924	947	2,414	(2,235)	(93)
Subordinated notes and other long-term debt	4,062	3,908	4,136	4,640	4,612	(550)	(12)

Total interest-bearing liabilities	38,764	39,216	39,346	39,979	40,770	(2,006)	(5)

All other liabilities	947	1,042	863	569	614	333	54
Shareholders’ equity	5,364	5,734	5,285	4,928	7,225	(1,861)	(26)

Total Liabilities and Shareholders’ Equity	$51,702	$52,458	$51,680	$51,497	$54,153	$(2,451)	(5)%

(1)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Table 7 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2010	2009
Fully-taxable equivalent basis (1)	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	0.18%	0.16%	0.28%	0.37%	0.45%
Trading account securities	2.15	1.89	1.96	2.22	4.04
Federal funds sold and securities purchased under resale agreement	—	0.03	0.14	0.82	0.20
Loans held for sale	4.98	5.13	5.20	5.19	5.04
Investment securities:
Taxable	2.94	3.20	3.99	4.63	5.60
Tax-exempt	4.35	6.31	6.77	6.83	6.61

Total investment securities	3.01	3.25	4.04	4.69	5.71
Loans and leases: (3)
Commercial:
Commercial and industrial	5.60	5.20	5.19	5.00	4.60
Commercial real estate
Construction	2.66	2.63	2.61	2.78	2.76
Commercial	3.60	3.40	3.43	3.56	3.76

Commercial real estate	3.43	3.25	3.26	3.39	3.55

Total commercial	4.76	4.41	4.40	4.35	4.15

Consumer:
Automobile loans	6.64	7.15	7.34	7.28	7.20
Automobile leases	6.41	6.40	6.25	6.12	6.03

Automobile loans and leases	6.63	7.09	7.22	7.13	7.06
Home equity	5.59	5.82	5.75	5.75	5.13
Residential mortgage	4.89	5.04	5.03	5.12	5.71
Other loans	7.00	6.90	7.21	8.22	8.97

Total consumer	5.73	5.92	5.91	5.95	5.92

Total loans and leases	5.21	5.07	5.04	5.02	4.90

Total earning assets	4.82%	4.70%	4.86%	4.99%	4.99%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.22	0.22	0.22	0.18	0.14
Money market deposits	1.00	1.21	1.20	1.14	1.02
Savings and other domestic time deposits	1.19	1.27	1.33	1.37	1.50
Core certificates of deposit	2.93	3.07	3.27	3.50	3.81

Total core deposits	1.51	1.71	1.88	2.06	2.28
Other domestic time deposits of $250,000 or more	1.44	1.88	2.24	2.61	2.92
Brokered time deposits and negotiable CDs	2.49	2.52	2.49	2.54	2.97
Deposits in foreign offices	0.19	0.18	0.20	0.20	0.17

Total deposits	1.55	1.75	1.92	2.11	2.33
Short-term borrowings	0.21	0.24	0.25	0.26	0.25
Federal Home Loan Bank advances	2.71	1.01	0.92	1.13	1.03
Subordinated notes and other long-term debt	2.25	2.67	2.58	2.91	3.29

Total interest-bearing liabilities	1.60%	1.80%	1.93%	2.14%	2.31%

Net interest rate spread	3.22%	2.90%	2.93%	2.85%	2.68%
Impact of noninterest-bearing funds on margin	0.25	0.29	0.27	0.25	0.29

Net Interest Margin	3.47%	3.19%	3.20%	3.10%	2.97%

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2 and the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2010 first quarter was $235.0 million, down $659.0 million, or 74%, from the prior quarter and down $56.8 million, or 19%, from the year-ago quarter. The current quarter’s provision for credit losses essentially matched the $238.5 million of NCOs (see “Credit Quality” discussion).
The following table details the Franklin-related impact to the provision for credit losses for each of the past five quarters.
Table 8 — Provision for Credit Losses — Franklin-Related Impact

	2010	2009
(in millions)	First	Fourth	Third	Second	First

Provision for (reduction to) credit losses
Franklin	$11.5	$1.2	$(3.5)	$(10.1)	$(1.7)
Non-Franklin	223.5	892.8	478.6	423.8	293.5

Total	$235.0	$894.0	$475.1	$413.7	$291.8

Total net charge-offs (recoveries)
Franklin	$11.5	$1.2	$(3.5)	$(10.1)	$128.3
Non-Franklin	227.0	443.5	359.4	344.5	213.2

Total	$238.5	$444.7	$355.9	$334.4	$341.5

Provision for (reduction to) credit losses in excess of net charge-offs
Franklin	$—	$—	$—	$—	$(130.0)
Non-Franklin	(3.5)	449.3	119.2	79.3	80.3

Total	$(3.5)	$449.3	$119.2	$79.3	$(49.7)

Noninterest Income
(This section should be read in conjunction with Significant Item 5.)
The following table reflects noninterest income for each of the past five quarters:
Table 9 — Noninterest Income

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Service charges on deposit accounts	$69,339	$76,757	$80,811	$75,353	$69,878
Brokerage and insurance income	35,762	32,173	33,996	32,052	39,948
Mortgage banking income	25,038	24,618	21,435	30,827	35,418
Trust services	27,765	27,275	25,832	25,722	24,810
Electronic banking	25,137	25,173	28,017	24,479	22,482
Bank owned life insurance income	16,470	14,055	13,639	14,266	12,912
Automobile operating lease income	12,303	12,671	12,795	13,116	13,228
Securities (losses) gains	(31)	(2,602)	(2,374)	(7,340)	2,067
Other income	29,069	34,426	41,901	57,470	18,359

Total noninterest income	$240,852	$244,546	$256,052	$265,945	$239,102

The following table details mortgage banking income and the net impact of mortgage servicing rights (MSR) hedging activity for each of the past five quarters:
Table 10 — Mortgage Banking Income

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Mortgage Banking Income
Origination and secondary marketing	$13,586	$16,473	$16,491	$31,782	$29,965
Servicing fees	12,418	12,289	12,320	12,045	11,840
Amortization of capitalized servicing(1)	(10,065)	(10,791)	(10,050)	(14,445)	(12,285)
Other mortgage banking income	3,210	4,466	4,109	5,381	9,404

Sub-total	19,149	22,437	22,870	34,763	38,924
MSR valuation adjustment(1)	(5,772)	15,491	(17,348)	46,551	(10,389)
Net trading gain (loss) related to MSR hedging	11,661	(13,310)	15,913	(50,487)	6,883

Total mortgage banking income	$25,038	$24,618	$21,435	$30,827	$35,418

Mortgage originations (in millions)	$869	$1,131	$998	$1,587	$1,546
Average trading account securities used to hedge MSRs (in millions)	18	19	19	20	223
Capitalized mortgage servicing rights(2)	207,552	214,592	200,969	219,282	167,838
Total mortgages serviced for others (in millions)(2)	15,968	16,010	16,145	16,246	16,315
MSR % of investor servicing portfolio	1.30%	1.34%	1.24%	1.35%	1.03%

Net Impact of MSR Hedging
MSR valuation adjustment(1)	$(5,772)	$15,491	$(17,348)	$46,551	$(10,389)
Net trading gain (loss) related to MSR hedging	11,661	(13,310)	15,913	(50,487)	6,883
Net interest income related to MSR hedging	169	168	191	199	2,441

Net impact of MSR hedging	$6,058	$2,349	$(1,244)	$(3,737)	$(1,065)

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.
2010 First Quarter versus 2009 First Quarter
Noninterest income increased $1.8 million, or 1%, from the year-ago quarter.
Table 11 — Noninterest Income — 2010 First Quarter vs. 2009 First Quarter

	First Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Service charges on deposit accounts	$69,339	$69,878	$(539)	(1)%
Brokerage and insurance income	35,762	39,948	(4,186)	(10)
Mortgage banking income	25,038	35,418	(10,380)	(29)
Trust services	27,765	24,810	2,955	12
Electronic banking	25,137	22,482	2,655	12
Bank owned life insurance income	16,470	12,912	3,558	28
Automobile operating lease income	12,303	13,228	(925)	(7)
Securities (losses) gains	(31)	2,067	(2,098)	N.M.
Other income	29,069	18,359	10,710	58

Total noninterest income	$240,852	$239,102	$1,750	1%

N.M., not a meaningful value.

The $1.8 million increase in total noninterest income from the year-ago quarter reflected:
•	$10.7 million, or 58%, increase in other income, as the year-ago quarter included a $5.9 million automobile loan securitization loss. The improvement also reflected growth in standby letter of credit fees and trading income.
•	$3.6 million, or 28%, increase in bank owned life insurance income, reflecting $2.6 million in realized policy benefits.
•	$3.0 million, or 12%, increase in trust services income, primarily reflecting the positive impact of higher asset market values.
•	$2.7 million, or 12%, increase in electronic banking income, reflecting higher debit card transaction volumes.
Partially offset by:
•	$10.4 million, or 29%, decline in mortgage banking income, reflecting a $16.4 million, or 55%, decline in origination and secondary marketing income as originations in the current quarter were down 44% from the year-ago quarter, partially offset by a net benefit from MSR valuation and hedging activity (see Table 10).
•	$4.2 million, or 10%, decline in brokerage and insurance income, reflecting a $1.4 million, or 8%, decline in investment product income, primarily due to a 21% decline in annuity sales volume, as well as a $2.8 million, or 13%, decline in insurance income, primarily due to lower contingent fees.
•	$2.1 million of securities gains in the year-ago quarter.
2010 First Quarter versus 2009 Fourth Quarter
Noninterest income decreased $3.7 million, or 2%, from the prior quarter.
Table 12 — Noninterest Income — 2010 First Quarter vs. 2009 Fourth Quarter

	2010	2009	Change
(dollar amounts in thousands)	First Quarter	Fourth Quarter	Amount	Percent

Service charges on deposit accounts	$69,339	$76,757	$(7,418)	(10)%
Brokerage and insurance income	35,762	32,173	3,589	11
Mortgage banking income	25,038	24,618	420	2
Trust services	27,765	27,275	490	2
Electronic banking	25,137	25,173	(36)	(0)
Bank owned life insurance income	16,470	14,055	2,415	17
Automobile operating lease income	12,303	12,671	(368)	(3)
Securities losses	(31)	(2,602)	2,571	(99)
Other income	29,069	34,426	(5,357)	(16)

Total noninterest income	$240,852	$244,546	$(3,694)	(2)%

The $3.7 million, or 2%, decrease in total noninterest income from the prior quarter reflected:
•	$7.4 million, or 10%, decline in service charges on deposit accounts, reflecting seasonally lower personal service charges, mostly related to nonsufficient funds/overdrafts.
•	$5.4 million, or 16%, decline in other income, as the prior quarter included a benefit from the change in fair value of our derivatives that did not qualify for hedge accounting.
Partially offset by:
•	$3.6 million, or 11%, increase in brokerage and insurance income, including a 17% increase in insurance income, reflecting improved sales and seasonal factors.
•	$2.6 million improvement in securities losses as the prior quarter reflected $2.6 million in securities losses.
•	$2.4 million, or 17%, increase in bank owned life insurance income, reflecting $2.1 million in realized policy benefits.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 3, and 6.)
The following table reflects noninterest expense for each of the past five quarters:
Table 13 — Noninterest Expense

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Personnel costs	$183,642	$180,663	$172,152	$171,735	$175,932
Outside data processing and other services	39,082	36,812	38,285	40,006	32,992
Deposit and other insurance expense	24,755	24,420	23,851	48,138	17,421
Net occupancy	29,086	26,273	25,382	24,430	29,188
OREO and foreclosure expense	11,530	18,520	38,968	26,524	9,887
Equipment	20,624	20,454	20,967	21,286	20,410
Professional services	22,697	25,146	18,108	16,658	16,454
Amortization of intangibles	15,146	17,060	16,995	17,117	17,135
Automobile operating lease expense	10,066	10,440	10,589	11,400	10,931
Marketing	11,153	9,074	8,259	7,491	8,225
Telecommunications	6,171	6,099	5,902	6,088	5,890
Printing and supplies	3,673	3,807	3,950	4,151	3,572
Goodwill impairment	—	—	—	4,231	2,602,713
Gain on early extinguishment of debt	—	(73,615)	(60)	(73,038)	(729)
Other	20,468	17,443	17,749	13,765	19,748

Total noninterest expense	$398,093	$322,596	$401,097	$339,982	$2,969,769

2010 First Quarter versus 2009 First Quarter
Noninterest expense decreased $2,571.7 million, or 87%, from the year-ago quarter.
Table 14 — Noninterest Expense — 2010 First Quarter vs. 2009 First Quarter

	First Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Personnel costs	$183,642	$175,932	$7,710	4%
Outside data processing and other services	39,082	32,992	6,090	18
Deposit and other insurance expense	24,755	17,421	7,334	42
Net occupancy	29,086	29,188	(102)	—
OREO and foreclosure expense	11,530	9,887	1,643	17
Equipment	20,624	20,410	214	1
Professional services	22,697	16,454	6,243	38
Amortization of intangibles	15,146	17,135	(1,989)	(12)
Automobile operating lease expense	10,066	10,931	(865)	(8)
Marketing	11,153	8,225	2,928	36
Telecommunications	6,171	5,890	281	5
Printing and supplies	3,673	3,572	101	3
Goodwill impairment	—	2,602,713	(2,602,713)	(100)
Gain on early extinguishment of debt	—	(729)	729	(100)
Other expense	20,468	19,748	720	4

Total noninterest expense	$398,093	$2,969,769	$(2,571,676)	(87)%

The $2,571.7 million, or 87%, decrease in total noninterest expense from the year-ago quarter reflected:
•	$2,602.7 million of goodwill impairment in the year-ago quarter.
•	$2.0 million, or 12%, decline in amortization of intangibles.

Partially offset by:
•	$7.7 million, or 4%, increase in personnel costs, reflecting a 1% increase in full-time equivalent staff, which contributed to higher salaries and sales commission expense in the current period, as well as lower benefits expense in the year-ago period.
•	$7.3 million, or 42%, increase in deposit and other insurance expense primarily due to higher FDIC insurance costs as premiums rates increased and the level of deposits grew.
•	$6.2 million, or 38%, increase in professional services, reflecting higher commercial loan collection-related expenses, as well as an increase in consulting expenses.
•	$6.1 million, or 18%, increase in outside data processing and other services, primarily reflecting portfolio servicing fees now paid to Franklin as a result of the 2009 first quarter restructuring of this relationship, as well as higher outside appraisal costs.
•	$2.9 million, or 36%, increase in marketing expense, reflecting an increase in product advertising activities.
2010 First Quarter versus 2009 Fourth Quarter
Noninterest expense increased $75.5 million, or 23%, from the prior quarter.
Table 15 — Noninterest Expense — 2010 First Quarter vs. 2009 Fourth Quarter

	2010	2009	Change
(dollar amounts in thousands)	First Quarter	Fourth Quarter	Amount	Percent

Personnel costs	$183,642	$180,663	$2,979	2%
Outside data processing and other services	39,082	36,812	2,270	6
Deposit and other insurance expense	24,755	24,420	335	1
Net occupancy	29,086	26,273	2,813	11
OREO and foreclosure expense	11,530	18,520	(6,990)	(38)
Equipment	20,624	20,454	170	1
Professional services	22,697	25,146	(2,449)	(10)
Amortization of intangibles	15,146	17,060	(1,914)	(11)
Automobile operating lease expense	10,066	10,440	(374)	(4)
Marketing	11,153	9,074	2,079	23
Telecommunications	6,171	6,099	72	1
Printing and supplies	3,673	3,807	(134)	(4)
Gain on early extinguishment of debt	—	(73,615)	73,615	(100)
Other expense	20,468	17,443	3,025	17

Total noninterest expense	$398,093	$322,596	$75,497	23%

The $75.5 million, or 23%, increase in total noninterest expense from the prior quarter reflected:
•	$73.6 million gain on the early extinguishment of debt that lowered the prior quarter’s noninterest expense.
•	$3.0 million, or 17%, increase in other expenses, primarily reflecting higher franchise and other taxes.
•	$3.0 million, or 2%, increase in personnel costs, reflecting higher salaries due to a 4% increase in full-time equivalent staff as well as a seasonal increase in FICA-related benefits expense, partially offset by lower commission expense. The increase in full-time equivalent staff was related to our strategic initiatives.
•	$2.8 million, or 11%, increase in net occupancy expense, primarily reflecting higher seasonal snow removal expense.
•	$2.3 million, or 6%, increase in outside data processing and other services expense, primarily reflecting an increase in outside computer expenses.
•	$2.1 million, or 23%, increase in marketing expense, reflecting an increase in product advertising activities.
Partially offset by:
•	$7.0 million, or 38%, decrease in OREO and foreclosure expense.
•	$2.4 million, or 10%, decrease in professional services, reflecting lower commercial loan collection-related expenses.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 2 and 6.)
The provision for income taxes in the 2010 first quarter was a benefit of $38.1 million. This compared with a tax benefit of $228.3 million in the 2009 fourth quarter and a tax benefit of $251.8 million in the 2009 first quarter. As of March 31, 2010, a net deferred tax asset of $557.2 million was recorded. There was no impairment to the deferred tax asset as a result of projected taxable income.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and nonincome taxes. Also, we are subject to ongoing tax examinations in various jurisdictions. Federal income tax audits have been completed through 2005. In 2009, the Internal Revenue Service (IRS) began the audit of our consolidated federal income tax returns for tax years 2006 and 2007. Various state and other jurisdictions remain open to examination for tax years 2000 and forward. In addition, we are subject to ongoing tax examinations in various other state and local jurisdictions. The IRS as well as state tax officials from Ohio, Indiana, and Kentucky have proposed adjustments to our previously filed tax returns. We believe that the tax positions taken by us related to such proposed adjustments were correct and are supported by applicable statutes, regulations, and judicial authority, and we intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. (See Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding unrecognized tax benefits.)

RISK MANAGEMENT AND CAPITAL
Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. We hold capital proportionately against these risks. More information on risk can be found under the heading “Risk Factors” included in Item 1A of our 2009 Form 10-K, and subsequent filings with the Securities and Exchange Commission. Additionally, the MD&A included in our 2009 Form 10-K, should be read in conjunction with the MD&A as this report provides only material updates to the 2009 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2009 Form 10-K.
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
Credit Exposure Mix
At March 31, 2010, commercial loans totaled $19.7 billion, and represented 53% of our total credit exposure. Our commercial loan portfolio is diversified along product type, size, and geography within our footprint, and is comprised of the following (see “Commercial Credit” discussion):
Commercial and Industrial (C&I) loans - C&I loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The vast majority of these borrowers are commercial customers doing business within our geographic regions. C&I loans are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the underwriting process, which focuses on cash flow from operations to repay the debt. The sale of the real estate is not considered either a primary or secondary repayment source for the loan.
Commercial real estate (CRE) loans - CRE loans consist of loans for income producing real estate properties and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with cash flow substantially in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.
Construction CRE loans - Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, condominiums), office, and warehouse product types. Generally, these loans are for construction projects that have been presold, preleased, or otherwise have secured permanent financing, as well as loans to real estate companies that have significant equity invested in each project. These loans are generally underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
Total consumer loans were $17.2 billion at March 31, 2010, and represented 47% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).
Home equity - Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values as of the time the loan or line is granted directly affect the amount of credit extended and, in addition, changes in these values impact the severity of losses.
Residential mortgages - Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. In some cases, government agencies or private mortgage insurers guarantee the loan. Generally speaking, our practice is to sell a significant majority of our fixed-rate originations in the secondary market.

Automobile loans/leases - Automobile loans/leases is primarily comprised of loans made through automotive dealerships, and includes exposure in selected out-of-market states. However, no out-of-market state represented more than 10% of our total automobile loan and lease portfolio, and we expect to see further reductions in these exposures as we ceased automobile loan originations in out-of-market states during the 2009 first quarter. Our automobile lease portfolio will continue to decline as we exited the automobile leasing business during the 2008 fourth quarter.
Table 16 — Loan and Lease Portfolio Composition

	2010		2009
(dollar amounts in millions)	First		Fourth		Third		Second		First

Commercial(1)
Commercial and industrial(2)	$12,245	33%	$12,888	35%	$12,547	34%	$13,320	35%	$13,768	35%
Construction	1,443	4	1,469	4	1,815	5	1,857	5	2,074	5
Commercial(2)	6,013	16	6,220	17	6,900	18	7,089	18	7,187	18

Total commercial real estate	7,456	20	7,689	21	8,715	23	8,946	23	9,261	23

Total commercial	19,701	53	20,577	56	21,262	57	22,266	35	23,029	58

Consumer:
Automobile loans(3)	4,212	11	3,144	9	2,939	8	2,855	7	2,894	7
Automobile leases	191	1	246	1	309	1	383	1	468	1
Home equity	7,514	20	7,563	21	7,576	20	7,631	20	7,663	19
Residential mortgage	4,614	12	4,510	12	4,468	12	4,646	12	4,837	12
Other loans	700	3	751	2	750	2	714	25	657	3

Total consumer	17,231	47	16,214	44	16,042	43	16,229	65	16,519	42

Total loans and leases	$36,932	100%	$36,791	100%	$37,304	100%	$38,495	100%	$39,548	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	The 2009 first quarter and 2009 fourth quarter reflected net reclassifications from commercial real estate loans to commercial and industrial loans of $782.2 million and $589.0 million, respectively.

(3)	The 2010 first quarter included an increase of $730.5 million resulting from the adoption of a new accounting standard to consolidate a previously off-balance automobile loan securitization transaction.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, ongoing credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-given-default is rated on a 1-16 scale and is applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. The retail projects portfolio is an example of a segment of the portfolio that has received more frequent evaluation at the loan level as a result of the economic environment and performance trends (“Retail Properties” discussion). We continually review and adjust our risk-rating criteria based on actual experience. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our commercial loan portfolio.
Credit exposures may be designated as monitored credits when warranted by individual borrower performance, or by industry and environmental factors. Monitored credits are subjected to additional monthly reviews in order to adequately assess the borrower’s credit status and to take appropriate action.
The Special Assets Division (SAD) is a specialized credit group that handles workouts, commercial recoveries, and problem loan sales. This group is involved in the day-to-day management of relationships rated substandard or lower. Its responsibilities include developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the managed monitored credits.

Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as throughout our geographic footprint. Throughout 2009, we engaged in a large number of enhanced portfolio management initiatives, including a review to ensure the appropriate classification of CRE loans. The results of this initiative included reclassifications totaling $1.4 billion that increased C&I loan balances, and correspondingly decreased CRE loan balances. We believe that the changes provide improved visibility and clarity to us and our investors.
Certain segments of our commercial loan portfolio are discussed in further detail below:
COMMERCIAL REAL ESTATE (CRE) PORTFOLIO
As shown in the following table, CRE loans totaled $7.5 billion and represented 20% of our total loan exposure at March 31, 2010.
Table 17 — Commercial Real Estate Loans by Property Type and Property Location

	March 31, 2010
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%

Retail properties	$834	$199	$157	$209	$8	$70	$47	$540	$2,064	28%
Multi family	794	119	82	72	37	5	75	134	1,318	18
Office	606	202	114	59	23	24	59	58	1,145	15
Industrial and warehouse	410	187	35	77	14	35	9	102	869	12
Single family home builders	515	77	43	21	20	67	20	42	805	11
Lines to real estate companies	485	68	30	27	4	1	8	4	627	8
Hotel	147	53	23	32	—	—	42	86	383	5
Raw land and other land uses	50	32	5	7	5	5	2	33	139	2
Health care	25	30	14	—	—	—	—	—	69	1
Other	28	4	2	1	1	—	—	1	37	—

Total	$3,894	$971	$505	$505	$112	$207	$262	$1,000	$7,456	100%

% of total portfolio	52%	13%	7%	7%	2%	3%	4%	13%	100%

Net charge-offs (for the first three-month period of 2010)	$34.5	$18.9	$3.9	$1.9	$1.5	$5.5	$—	$19.1	$85.3
Net charge-offs - annualized %	3.44%	7.57%	2.99%	1.49%	5.19%	10.38%	—%	7.41%	4.44%

Nonaccrual loans	$424.5	$97.6	$39.7	$30.1	$9.3	$35.2	$18.2	$172.2	$826.8
% of related outstandings	11%	10%	8%	6%	8%	17%	7%	17%	11%
CRE loan credit quality data regarding NCOs, nonaccrual loans (NALs), and accruing loans 90-days past due or more by industry classification code are presented in the following table:

Table 18 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Net Charge-offs				Nonaccrual Loans
	Three Months Ended March 31,				March 31,		December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Percentage	Amount	Percentage	Amount	Percent (1)	Amount	Percent (1)

Retail properties	$26.0	4.94%	$25.3	5.00%	$250.8	12.0%	$253.6	12%
Industrial and warehouse	19.3	8.48	1.2	0.39	99.0	11.0	120.8	13
Single family home builder	18.4	8.78	29.6	8.16	218.4	27.0	262.4	31
Multi family	9.0	2.69	12.0	2.85	104.3	8.0	129.0	9
Lines to real estate companies	5.5	3.35	8.0	2.45	21.7	3.0	22.7	4
Office	3.1	1.08	3.4	1.05	75.1	7.0	87.3	8
Hotel	1.9	2.00	—	—	8.4	2.0	10.9	3
Raw land and other land uses	1.8	5.18	3.0	5.32	42.7	31.0	42.4	32
Health care	0.2	0.73	—	—	0.4	1.0	0.7	1
Other	0.1	0.64	0.3	2.15	5.9	17.0	6.0	16

Total	$85.3	4.44%	$82.8	3.27%	$826.8	11.0%	$935.8	12%

(1)	Represents percentage of related outstanding loans.
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
Dedicated real estate professionals within our Commercial Real Estate business segment team originated the majority of the portfolio, with the remainder obtained from prior acquisitions. Appraisals from approved vendors are reviewed by an internal appraisal review group to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and represents a significant piece of the credit risk management strategies employed for this portfolio. Our loan review staff provides an assessment of the quality of the underwriting and structure and validates the risk rating assigned to the loan.
Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Given the stressed environment for some loan types, we have initiated ongoing portfolio level reviews of certain segments such as the retail properties segment (see “Retail Properties” discussion). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of these actions indicated that additional stress is likely due to the current economic conditions. Property values are updated using appraisals on a regular basis to ensure that appropriate decisions regarding the ongoing management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers as well as an in-depth knowledge of CRE project lending and the market environment.
At the portfolio level, we actively monitor the concentrations and performance metrics of all loan types, with a focus on higher risk segments. Macro-level stress-test scenarios based on retail sales and home-price depreciation trends for the segments are embedded in our performance expectations, and lease-up and absorption scenarios are assessed. We anticipate the current stress within this portfolio will continue for the foreseeable future, resulting in elevated NCOs, NALs, and ALLL levels.
Within the CRE portfolio, the retail properties segment continued to be stressed as a result of the continued decline in the housing markets and general economic conditions, and is discussed further below.
Retail Properties
Our portfolio of CRE loans secured by retail properties totaled $2,064 million, or approximately 6% of total loans and leases, at March 31, 2010. Loans within this portfolio segment declined $51 million, or 2%, from December 31, 2009. Credit approval in this portfolio segment is generally dependent on pre-leasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.

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
Single Family Home Builders
At March 31, 2010, we had $805 million of CRE loans to single family home builders. Such loans represented 2% of total loans and leases. Of this portfolio segment, 69% were to finance projects currently under construction, 14% to finance land under development, and 17% to finance land held for development. The $805 million represented a $52 million, or 6%, decrease compared with $857 million at December 31, 2009. The decrease primarily reflected run-off activity as no new loans have been originated since 2008, property sale activity, and charge-offs. Based on portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio. We do not anticipate any future significant credit impact from this portfolio segment.
Core and Noncore portfolios
Each CRE loan is classified as either core or noncore. We segmented the CRE portfolio into these designations in order to provide more clarity around our portfolio management strategies and to provide additional clarity for us and our investors. A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship or the prospective of establishing one, that generates an acceptable return on capital. The core CRE portfolio was $4.0 billion at March 31, 2010, representing 53% of total CRE loans. Based on the extensive project level assessment process, including forward-looking collateral valuations, we are comfortable with the credit quality of the core portfolio at this time.
A CRE loan is generally considered noncore based on a lack of a substantive relationship outside of the credit product, with no immediate prospects for improvement. The noncore CRE portfolio declined from $3.7 billion at December 31, 2009, to $3.5 billion at March 31, 2010, and represented 47% of total CRE loans. It is within the noncore segment where most of the credit quality challenges exist. For example, $810.6 million, or 23%, of related outstanding balances, are classified as NALs. The Special Assets Division (SAD) administered $1.7 billion, or 49%, of total noncore CRE loans at March 31, 2010. It is expected that we will exit the majority of noncore CRE relationships over time. This would reflect normal repayments, possible sales should economically attractive opportunities arise, or the reclassification as a core CRE relationship if it expands to meet the core requirements.

The table below provides the segregation of the CRE portfolio into core and noncore segments as of March 31, 2010.
Table 19 — Core Commercial Real Estate Loans by Property Type and Property Location

	March 31, 2010
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%

Core portfolio:
Retail properties	$471	$94	$89	$91	$3	$42	$40	$375	$1,205	16%
Office	347	110	74	37	12	8	39	43	670	9
Multi family	275	87	38	32	8	—	44	64	548	7
Industrial and warehouse	268	62	17	35	3	3	8	84	480	6
Lines to real estate companies	343	58	20	22	3	1	7	2	456	6
Hotel	79	36	13	21	—	—	36	82	267	4
Single family home builders	133	41	8	4	—	23	10	4	223	3
Raw land and other land uses	21	29	4	1	1	2	2	10	70	1
Health care	12	7	12	—	—	—	—	—	31	—
Other	12	3	2	1	1	—	—	1	20	—

Total core portfolio	1,961	527	277	244	31	79	186	665	3,970	53
Total noncore portfolio	1,933	444	228	261	81	128	76	335	3,486	47

Total	$3,894	$971	$505	$505	$112	$207	$262	$1,000	$7,456	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table.
Table 20 — Commercial Real Estate — Core vs. Noncore portfolios

	March 31, 2010
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Core Total	$3,970	$—	$165	4.16%	4.16%	$16.2

Noncore — Special Assets Division (2)	1,702	519	413	24.27	41.96	732.9
Noncore — Other	1,784	29	176	9.87	11.31	77.7

Noncore Total	3,486	548	589	16.90	28.19	810.6

Commercial Real Estate Total	$7,456	$548	$754	10.11%	16.27%	$826.8

	December 31, 2009
Core Total	$4,038	$—	$168	4.16%	4.16%	$3.8

Noncore — Special Assets Division (2)	1,809	511	410	22.66	39.70	861.0
Noncore — Other	1,842	26	186	10.10	11.35	71.0

Noncore Total	3,651	537	596	16.32	27.05	932.0

Commercial Real Estate Total	$7,689	$537	$764	9.94%	15.82%	$935.8

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)

(2)	Noncore loans managed by our Special Assets Division, the area responsible for managing loans and relationships designated as monitored credits.
As shown in the above table, substantial reserves for the noncore portfolio have been established. At March 31, 2010, the ACL of related total loans and leases for the noncore portfolio was 16.90%. We believe segregating the noncore CRE from core CRE improves our ability to understanding the nature, performance prospects, and problem resolution opportunities of this segment, thus allowing us to continue to deal proactively with future credit issues.
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
There were no outstanding commercial loans that would be considered an unwarranted industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and automotive suppliers. However, the combined total of these segments represent less than 10% of the total C&I portfolio. We manage the risks inherent in this portfolio through origination policies, concentration limits, ongoing loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV, and debt service coverage ratios, as applicable.
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
As shown in the following table, C&I loans totaled $12.2 billion at March 31, 2010.
Table 21 — Commercial and Industrial Loans and Leases by Industry Classification

	March 31, 2010
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent

Industry Classification:
Services	$4,954	28%	$3,706	30%
Manufacturing	3,241	18	2,029	17
Finance, insurance, and real estate	2,564	14	2,134	17
Retail trade — auto dealers	1,495	8	897	7
Retail trade — other than auto dealers	1,394	8	965	8
Wholesale trade	1,238	7	698	6
Transportation, communications, and utilities	1,169	7	677	6
Contractors and construction	896	5	442	3
Energy	573	3	404	3
Agriculture and forestry	258	1	188	2
Public administration	99	1	91	1
Other	28	—	14	—

Total	$17,909	100%	$12,245	100%

C&I loan credit quality data regarding NCOs and NALs by industry classification are presented in the table below:
Table 22 — Commercial and Industrial Credit Quality Data by Industry Classification

	Net Charge-offs				Nonaccrual Loans
	Three Months Ended March 31,				March 31,		At December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Annualized %	Amount	Annualized %	Amount	Percentage (1)	Amount	Percentage (1)

Industry Classification:
Manufacturing	$26.6	5.16%	$19.8	3.41%	$133.4	7%	$136.8	6%
Services	26.1	2.85	14.9	1.60	135.0	4	163.9	4
Contractors and construction	8.1	7.30	4.0	2.88	27.0	6	41.6	9
Finance, insurance, and real estate (2)	4.6	0.84	138.2	24.62	80.2	4	98.0	4
Transportation, communications, and utilities	4.0	2.36	3.0	1.46	33.5	5	30.6	4
Retail trade — other than auto dealers	3.2	1.34	18.8	7.95	55.9	6	58.5	6
Energy	1.2	1.17	3.0	3.01	11.0	3	10.7	3
Retail trade — auto dealers	0.2	0.11	—	0.08	1.5	—	3.0	—
Public administration	0.1	0.63	—	—	0.1	—	0.1	—
Agriculture and forestry	0.1	0.23	—	0.17	5.0	3	5.1	3
Wholesale trade	(0.0)	—	7.9	3.12	27.3	4	29.5	4
Other	1.0	28.18	1.0	12.02	1.6	12	0.6	2

Total (2)	$75.4	2.45%	$210.6	6.22%	$511.6	4%	$578.4	4%

(1)	Represents percentage of total related outstanding loans.

(2)	The first-three month period of 2009 included charge-offs totaling $128.3 million associated with the Franklin restructuring.
FRANKLIN RELATIONSHIP
(This section should be read in conjunction with Significant Item 2.)
As a result of the March 31, 2009, restructuring, we report the loans secured by first- and second- mortgages on residential properties and OREO properties, both of which had previously been assets of Franklin or its subsidiaries and were pledged to secure our loan to Franklin. At the time of the restructuring, the loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million. As of March 31, 2010, the balances had reduced to $418.9 million and $24.4 million, respectively, as a result of paydowns. There is not a specific ALLL for the Franklin portfolio, as these loans are carried at their fair values.
The following table summarizes the Franklin-related balances for accruing loans, NALs, and OREO since the restructuring:
Table 23 — Franklin-related Loan and OREO Balances

	2010	2009
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Total accruing loans	$89.9	$129.2	$126.7	$127.4	$127.5
Total nonaccrual loans	329.0	314.7	338.5	344.6	366.1

Total Loans	418.9	443.9	465.2	472.0	493.6
OREO	24.4	23.8	31.0	43.6	79.6

Total Franklin loans and OREO	$443.3	$467.7	$496.2	$515.6	$573.2

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

The residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. The general slowdown in the housing market has impacted the performance of our residential mortgage and home equity portfolios. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected. Given the continued economic weaknesses in our markets, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed in greater detail below:
Table 24 — Selected Home Equity and Residential Mortgage Portfolio Data (1)

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
(dollar amounts in millions)	03/31/10	12/31/09	03/31/10	12/31/09	03/31/10	12/31/09
Ending Balance	$2,532	$2,616	$4,982	$4,946	$4,614	$4,510
Portfolio Weighted Average LTV ratio(2)	71%	71%	77%	77%	76%	76%
Portfolio Weighted Average FICO(3)	726	716	737	723	716	698

	Three Months Ended March 31, 2010
	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages (4)
Originations	$100	$262	$242
Origination Weighted Average LTV ratio(2)	59%	72%	73%
Origination Weighted Average FICO(3)	763	766	764

(1)	Excludes Franklin loans.

(2)	The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.

(3)	Portfolio Weighted Average FICO reflects currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.

(4)	Represents only owned-portfolio originations.
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
We focus on high-quality borrowers primarily located within our geographic footprint. Borrower FICO scores at loan origination for this portfolio have consistently increased, and loan originations to borrowers with lower FICO scores have consistently decreased. The majority of our home equity borrowers consistently pay more than the required amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers have utilized other products and services.
We believe we have granted credit conservatively within this portfolio. We have not originated “stated income” home equity loans or lines-of-credit that allow negative amortization. Also, we have not originated home equity loans or lines-of-credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high-quality borrowers. However, continued declines in housing prices have likely eliminated a portion of the collateral for this portfolio as some loans with an original LTV ratio of less than 100% currently have an LTV ratio above 100%. At March 31, 2010, 46% of our home equity loan portfolio, and 27% of our home equity line-of-credit portfolio were secured by a first-mortgage lien on the property. The risk profile is substantially improved when we hold a first-mortgage lien position. In the 2010 first quarter, over 50% of our home equity portfolio originations (both loans and lines-of-credit) were loans where the loan was secured by a first-mortgage lien.
For certain home equity loans and lines-of-credit, we may utilize Automated Valuation Methodology (AVM) or other model-driven value estimates during the credit underwriting process. Regardless of the estimate methodology, we supplement our underwriting with a third-party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values, as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk, based on performance indicators to facilitate our workout and loss mitigation functions.

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
All residential mortgage loans are originated based on a full appraisal during the credit underwriting process. Additionally, we supplement our underwriting with a third-party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values, as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk, based on performance indicators to facilitate our workout and loss mitigation functions.
A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 54% of our total residential mortgage loan portfolio at March 31, 2010. At March 31, 2010, ARM loans that were expected to have rates reset totaled $700.1 million for 2010, and $591.2 million for 2011. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.
We had $352.3 million of Alt-A mortgage loans in the residential mortgage loan portfolio at March 31, 2010, compared with $363.3 million at December 31, 2009. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies for this limited segment including reliance on “stated income”, “stated assets”, or higher acceptable LTV ratios. Our exposure related to this product will continue to decline in the future as we stopped originating these loans in 2007. At March 31, 2010, borrowers for Alt-A mortgages had an average current FICO score of 677 and the loans had an average LTV ratio of 87%, compared with 662 and 87%, respectively, at December 31, 2009. Total Alt-A NCOs during the first three-month period of 2010 were $4.5 million, or an annualized 5.07%, compared with $2.7 million, or an annualized 2.51%, in the first three-month period of 2009. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition. At March 31, 2010, $15.4 million of the ALLL was allocated to the Alt-A mortgage portfolio, representing 4.37% of period-end related loans and leases.
Interest-only loans comprised $568.0 million of residential real estate loans at March 31, 2010, compared with $576.7 million at December 31, 2009. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At March 31, 2010, borrowers for interest-only loans had an average current FICO score of 730 and the loans had an average LTV ratio of 77%, compared with 718 and 77%, respectively, at December 31, 2009. Total interest-only NCOs during the first three-month period of 2010 were $1.5 million, or an annualized 1.06%, compared with $0.1 million, or an annualized 0.06%, in the first three-month period of 2009. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, a more conservative position on the timing of loss recognition. At March 31, 2010, $8.4 million of the ALLL was allocated to the interest-only loan portfolio, representing 1.48% of period-end related loans and leases.
Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSRs in particular. Various refinance programs positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.
Credit Quality
We believe the most meaningful way to assess overall credit quality performance for 2010 is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: NALs and NPAs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, and product segmentation in the analysis of our credit quality performance.

Credit quality performance in the 2010 first quarter continued to improve. NCOs declined 46% from the prior quarter and represented the lowest level since the third quarter of 2008. NPAs decreased 7% during the quarter, partially as a result of a 52% decline in new NPAs to $237.9 million in the current quarter from $494.6 million in the prior quarter. Consistent with seasonal trends, early stage delinquency rates declined across all of our products. In addition, we saw a reduction in both the absolute level and the rate of inflow of “criticized” loans. The 2010 first quarter represented the first decline in the level of “criticized” loans since the first quarter of 2009. In the consumer portfolio, we continued to originate higher quality loans as measured by the average FICO score at origination. In addition, we observed a decline in the negative migration toward lower updated FICO scores in the existing portfolio. Despite these improved asset quality measures, the economic environment remains challenging. As such, we believe it was prudent to maintain our period end allowance at 4.14% of total loans and leases, essentially unchanged from the end of the prior quarter.
NONACCRUAL LOANS (NALs) AND NONPERFORMING ASSETS (NPAs)
(This section should be read in conjunction with Significant Item 2.)
NPAs consist of (a) NALs, which represent loans and leases that are no longer accruing interest, (b) impaired held-for-sale loans, (c) OREO, and (d) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Residential mortgage loans are placed on nonaccrual status at 180-days past due, and a charge-off recorded if it is determined that insufficient equity exists in the property to support the entire outstanding loan amount. A home equity loan is placed on nonaccrual status at 120-days past due, and a charge-off recorded if it is determined that there is not sufficient equity in the loan to cover our position. In all instances associated with residential real estate loans, our equity position is determined by a current property valuation based on an expected marketing time period. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectiblity is no longer in doubt, the loan or lease is returned to accrual status.
Accruing restructured loans (ARLs) consists of accruing loans that have been reunderwritten, modified, or restructured when borrowers are experiencing payment difficulties. ARLs are excluded from NALs because the borrower remains contractually current. These loan restructurings are one component of the loss mitigation process, and are made to increase the likelihood of repayment, and include, but are not limited to, changes to any of the following: interest rate, maturity, principal, payment amount, or a combination of each.
Table 25 reflects period-end NALs and NPAs detail for each of the last five quarters, and Table 26 reflects period-end ARLs and past due loans and leases detail for each of the last five quarters.

Table 25 — Nonaccrual Loans (NALs) and Nonperforming Assets (NPAs)

	2010	2009
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Nonaccrual loans and leases (NALs)
Commercial and industrial	$511,588	$578,414	$612,701	$456,734	$398,286
Commercial real estate	826,781	935,812	1,133,661	850,846	629,886

Alt-A mortgages	13,368	11,362	9,810	25,861	25,175
Interest-only mortgages	8,193	7,445	8,336	17,428	20,580
Franklin residential mortgages	297,967	299,670	322,796	342,207	360,106
Other residential mortgages	53,422	44,153	49,579	89,992	81,094

Total residential mortgages	372,950	362,630	390,521	475,488	486,955
Home equity	54,789	40,122	44,182	35,299	37,967

Total nonaccrual loans and leases	1,766,108	1,916,978	2,181,065	1,818,367	1,553,094
Other real estate owned (OREO), net
Residential	68,289	71,427	81,807	107,954	143,856
Commercial	83,971	68,717	60,784	64,976	66,906

Total other real estate, net	152,260	140,144	142,591	172,930	210,762
Impaired loans held for sale(1)	—	969	20,386	11,287	11,887

Total nonperforming assets (NPAs)	$1,918,368	$2,058,091	$2,344,042	$2,002,584	$1,775,743

NALs as a % of total loans and leases	4.78%	5.21%	5.85%	4.72%	3.93%
NPA ratio(2)	5.17	5.57	6.26	5.18	4.46

Nonperforming Franklin assets
Residential mortgage	$297,967	$299,670	$322,796	$342,207	$360,106
OREO	24,423	23,826	30,996	43,623	79,596
Home equity	31,067	15,004	15,704	2,437	6,000

Total Nonperforming Franklin assets	$353,457	$338,500	$369,496	$388,267	$445,702

(1)	The September 30, 2009, amount primarily represented impaired residential mortgage loans held for sale. All other presented amounts represented impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(2)	NPAs divided by the sum of loans and leases, impaired loans held-for-sale, net other real estate, and other NPAs.

Table 26 — Accruing Past Due Loans and Leases and Accruing Restructured Loans

	2010	2009
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Accruing loans and leases past due 90 days or more
Commercial and industrial	$475	$—	$—	$—	$—
Commercial real estate	—	—	2,546	—	—
Residential mortgage (excluding loans guaranteed by the U.S. government	72,702	78,915	65,716	97,937	88,381
Home equity	29,438	53,343	45,334	35,328	35,717
Other loans and leases	10,598	13,400	14,175	13,474	15,611

Total, excl. loans guaranteed by the U.S. government	113,213	145,658	127,771	146,739	139,709
Add: loans guaranteed by the U.S. government	96,814	101,616	102,895	99,379	88,551

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$210,027	$247,274	$230,666	$246,118	$228,260

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.31%	0.40%	0.34%	0.38%	0.35%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.26	0.28	0.28	0.26	0.22

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.57	0.68	0.62	0.64	0.58

Accruing restructured loans
Commercial	$117,667	$157,049	$153,010	$267,975	$201,508

Alt-A mortgages	57,897	57,278	58,367	46,657	36,642
Interest-only mortgages	8,413	7,890	10,072	12,147	8,500
Other residential mortgages	176,560	154,471	136,024	99,764	62,869

Total residential mortgages	242,870	219,639	204,463	158,568	108,011
Other	62,148	52,871	42,406	35,720	27,014

Total accruing restructured loans	$422,685	$429,559	$399,879	$462,263	$336,533

NALs were $1,766.1 million at March 31, 2010, and represented 4.78% of related loans. This compared with $1,917.0 million, or 5.21% of related loans, at December 31, 2009. The decrease of $150.9 million, or 8%, primarily reflected:
•	$109.0 million, or 12%, decrease in CRE NALs, reflecting both charge-off activity, as well as problem credit resolutions, including pay-offs. The payment category was substantial and is a direct result of our commitment to the ongoing proactive management of these credits by our Special Assets department.

•	$66.8 million, or 12%, decrease in C&I NALs, also reflecting both charge-off activity, as well as problem credit resolutions, including pay-offs, and was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease.
Partially offset by:
•	$14.7 million, or 37%, increase in home equity NALs, reflecting activity in the Franklin portfolio, and the continued stress in some of our markets. All home equity NALs have been written down to current value less selling costs, and as such, we do not expect any significant amount of additional losses from these loans.
•	$10.3 million, or 3%, increase in residential mortgage NALs, also reflected activity in the Franklin portfolio, and the continued stress in some of our markets. Our efforts to proactively address existing issues with loss mitigation and loan modification transactions have helped to minimize the inflow of new NALs. As with home equity NALs, all residential mortgage NALs have been written down to current value less selling costs.

NPAs, which include NALs, were $1,918.4 million at March 31, 2010, and represented 5.17% of related assets. This compared with $2,058.1 million, or 5.57% of related assets, at December 31, 2009. The $139.7 million decrease reflected:
•	$150.9 million decrease to NALs, discussed above.
Partially offset by:
•	$12.1 million, or 9%, increase to OREO.
The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.31% at March 31, 2010, representing a 9 basis points decline compared with December 31, 2009. On this same basis, the over 90-day delinquency ratio for total consumer loans was 0.65% at March 31, 2010, representing a 25 basis point decline compared with December 31, 2009.
As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.
NPA activity for each of the past five quarters was as follows:
Table 27 — Nonperforming Asset Activity

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Nonperforming assets, beginning of year	$2,058,091	$2,344,042	$2,002,584	$1,775,743	$1,636,646
New nonperforming assets	237,914	494,607	899,855	750,318	622,515
Franklin impact, net	14,957	(30,996)	(18,771)	(57,436)	(204,523)
Returns to accruing status	(80,840)	(85,867)	(52,498)	(40,915)	(36,056)
Loan and lease losses	(185,387)	(391,635)	(305,405)	(282,713)	(168,382)
OREO losses	(4,160)	(7,394)	(30,623)	(20,614)	(4,034)
Payments	(107,640)	(222,790)	(117,710)	(95,124)	(61,452)
Sales	(14,567)	(41,876)	(33,390)	(26,675)	(8,971)

Nonperforming assets, end of period	$1,918,368	$2,058,091	$2,344,042	$2,002,584	$1,775,743

ALLOWANCES FOR CREDIT LOSSES (ACL)
(This section should be read in conjunction with Significant Item 2, and the “Critical Accounting Policies and Use of Significant Estimates” discussion.)
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
Table 28 reflects activity in the ALLL and ACL for each of the last five quarters.

Table 28 — Quarterly Credit Reserves Analysis

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Allowance for loan and lease losses, beginning of period	$1,482,479	$1,031,971	$917,680	$838,549	$900,227
Loan and lease losses	(264,222)	(471,486)	(377,443)	(359,444)	(353,005)
Recoveries of loans previously charged off	25,741	26,739	21,501	25,037	11,514

Net loan and lease losses	(238,481)	(444,747)	(355,942)	(334,407)	(341,491)

Provision for loan and lease losses	233,971	895,255	472,137	413,538	289,001
Allowance for loans transferred to held-for-sale	—	—	(1,904)	—	—
Allowance of assets sold	—	—	—	—	(9,188)

Allowance for loan and lease losses, end of period	$1,477,969	$1,482,479	$1,031,971	$917,680	$838,549

Allowance for unfunded loan commitments and letters of credit, beginning of period	$48,879	$50,143	$47,144	$46,975	$44,139

Provision for (reduction in) unfunded loan commitments and letters of credit losses	1,037	(1,264)	2,999	169	2,836

Allowance for unfunded loan commitments and letters of credit, end of period	$49,916	$48,879	$50,143	$47,144	$46,975

Total allowances for credit losses	$1,527,885	$1,531,358	$1,082,115	$964,824	$885,524

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	4.00%	4.03%	1.75%	2.38%	2.12%
Nonaccrual loans and leases (NALs)	84	77	123	50	54
Nonperforming assets (NPAs)	77	72	107	46	47

Total allowances for credit losses (ACL) as % of:
Total loans and leases	4.14%	4.16%	1.90%	2.51%	2.24%
NALs	87	80	134	53	57
NPAs	80	74	116	48	50
As shown in the tables above, the ALLL decreased to $1,478.0 million at March 31, 2010, compared with $1,482.5 million at December 31, 2009. Expressed as a percent of period-end loans and leases, the ALLL ratio decreased to 4.00% at March 31, 2010, compared with 4.03% at December 31, 2009.
On a combined basis, the ACL as a percent of total loans and leases at March 31, 2010, was 4.14% compared with 4.16% at December 31, 2009.
While there have been signs of increasing economic stability in some of our markets, we believed that it was important to maintain our reserve levels essentially unchanged from December 31, 2009.

The table below reflects how our ACL was allocated among our various loan categories during each of the past five quarters:
Table 29 — Allocation of Allowances for Credit Losses (1)

	2010		2009
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial
Commercial and industrial	$459,011	33%	$492,205	35%	$381,912	34%	$347,339	35%	$309,465	35%
Commercial real estate	741,669	20	751,875	21	436,661	23	368,464	23	349,750	23

Total commercial	1,200,680	53	1,244,080	56	818,573	57	715,803	58	659,215	58

Consumer
Automobile loans and leases	56,111	12	57,951	9	59,134	9	60,995	8	51,235	9
Home equity	127,970	20	102,039	21	86,989	20	76,653	20	67,510	19
Residential mortgage	60,295	13	55,903	12	50,177	12	48,093	12	45,138	12
Other loans	32,913	2	22,506	2	17,098	2	16,136	2	15,451	2

Total consumer	277,289	47	238,399	44	213,398	43	201,877	42	179,334	42

Total ALLL	1,477,969	100%	1,482,479	100%	1,031,971	100%	917,680	100%	838,549	100%

AULC	49,916		48,879		50,143		47,144		46,975

Total ACL	$1,527,885		$1,531,358		$1,082,114		$964,824		$885,524

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
The following table provides additional detail regarding the ACL coverage ratio for NALs.
Table 30 — ACL/NAL Coverage Ratios Analysis
March 31, 2010

(dollar amounts in thousands)	Franklin	Other	Total
Nonaccrual Loans (NALs)	$329,034	$1,437,074	$1,766,108

Allowance for Credit Losses (ACL)	NA (1)	1,527,885	1,527,885

ACL as a % of NALs (coverage ratio)		106%	87%

(1)	Not applicable. Franklin loans were acquired at fair value on March 31, 2009. Under guidance provided by the FASB regarding acquired impaired loans, a nonaccretable discount was recorded to reduce the carrying value of the loans to the amount of future cash flows we expect to receive.
We believe that the total ACL/NAL coverage ratio of 87% at March 31, 2010, represented an appropriate level of reserves for the remaining inherent risk in the portfolio. The Franklin NAL balance of $329.0 million does not have reserves assigned as those loans were written down to fair value as a part of the restructuring agreement on March 31, 2009. Eliminating the impact of the Franklin loans, the ACL/NAL coverage ratio was 106% as of March 31, 2010.
NET CHARGE-OFFS (NCOs)
(This section should be read in conjunction with Significant Item 2.)
Table 31 reflects NCO detail for each of the last five quarters. Table 32 displays the Franklin-related impacts for each of the last five quarters.

Table 31 — Net Loan and Lease Charge-offs

	2010	2009
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$75,439	$109,816	$68,842	$98,300	$210,648
Construction	34,426	85,345	50,359	31,360	25,642
Commercial	50,873	172,759	118,866	141,261	57,139

Commercial real estate	85,299	258,104	169,225	172,621	82,781

Total commercial	160,738	367,920	238,067	270,921	293,429

Consumer:
Automobile loans	7,666	11,374	8,988	12,379	14,971
Automobile leases	865	1,554	1,753	2,227	3,086

Automobile loans and leases	8,531	12,928	10,741	14,606	18,057
Home equity	37,901	35,764	28,045	24,687	17,680
Residential mortgage(1)	24,311	17,789	68,955	17,160	6,298
Other loans	7,000	10,346	10,134	7,033	6,027

Total consumer	77,743	76,827	117,875	63,486	48,062

Total net charge-offs	$238,481	$444,747	$355,942	$334,407	$341,491

Net charge-offs — annualized percentages
Commercial:
Commercial and industrial	2.45%	3.49%	2.13%	2.91%	6.22%
Construction	9.77	20.68	11.14	6.45	5.05
Commercial	3.25	10.15	6.72	7.79	2.83

Commercial real estate	4.44	12.21	7.62	7.51	3.27

Total commercial	3.22	7.00	4.37	4.77	4.96

Consumer:
Automobile loans	0.76	1.49	1.25	1.73	1.56
Automobile leases	1.58	2.25	2.04	2.11	2.39

Automobile loans and leases	0.80	1.55	1.33	1.78	1.66
Home equity	2.01	1.89	1.48	1.29	0.93
Residential mortgage(1)	2.17	1.61	6.15	1.47	0.55
Other loans	3.87	5.47	5.36	4.03	3.59

Total consumer	1.83	1.91	2.94	1.56	1.12

Net charge-offs as a % of average loans	2.58%	4.80%	3.76%	3.43%	3.34%

(1)	Effective with the 2009 third quarter, a change to accelerate the timing for when a partial charge-off is recognized was made. This change resulted in $31,952 thousand of charge-offs in the 2009 third quarter.

Table 32 — NCOs — Franklin-Related Impact

	2010	2009
(dollar amounts in millions)	First	Fourth	Third	Second	First
Commercial and industrial net charge-offs (recoveries)
Franklin	$(0.3)	$0.1	$(4.1)	$(9.9)	$128.3
Non-Franklin	75.7	109.7	72.9	108.2	82.3

Total	$75.4	$109.8	$68.8	$98.3	$210.6

Commercial and industrial average loan balances
Franklin	$—	$—	$—	$—	$628.0
Non-Franklin	12,314.4	12,570.3	12,922.4	13,523.0	12,913.0

Total	$12,314.4	$12,570.3	$12,922.4	$13,523.0	$13,541.0

Commercial and industrial net charge-offs - annualized percentages
Total	2.45%	3.49%	2.13%	2.91%	6.22%
Non-Franklin	2.46	3.49	2.26	3.20	2.55

	2010	2009
(in millions)	First	Fourth	Third	Second	First
Total net charge-offs (recoveries)
Franklin	$11.5	$1.2	$(3.5)	$(10.1)	$128.3
Non-Franklin	227.0	443.5	359.4	344.5	213.2

Total	$238.5	$444.7	$355.9	$334.4	$341.5

Total average loan balances
Franklin	$431.4	$454.5	$470.5	$489.0	$630.0
Non-Franklin	36,548.6	36,634.7	37,384.7	38,518.0	40,236.0

Total	$36,980.0	$37,089.2	$37,855.2	$39,007.0	$40,866.0

Total net charge-offs — annualized percentages
Total	2.58%	4.80%	3.76%	3.43%	3.34%
Non-Franklin	2.48	4.84	3.85	3.58	2.12
Total NCOs during the 2010 first quarter were $238.5 million, or an annualized 2.58% of average related balances, compared with $444.7 million, or annualized 4.80%, of average related balances in 2009 fourth quarter. We anticipate NCOs for the remainder of 2010 to show improvement from 2010 first quarter levels.
Total commercial NCOs during 2010 first quarter were $160.7 million, or an annualized 3.22% of average related balances, compared with $367.9 million, or an annualized 7.00% in 2009 fourth quarter.
C&I NCOs in the 2010 first quarter were $75.4 million, or an annualized 2.45%, compared with $109.8 million, or an annualized 3.49%, in the 2009 fourth quarter. The decrease of $34.4 million reflected a reduced level of large dollar charge-offs. Also, there continued to be improvement in delinquencies, as early stage delinquencies declined from the prior quarter, and represented the first quarterly decline since 2008. While there continued to be concern regarding the impact of the economic conditions on our commercial customers, the lower inflow of new nonaccruals, the reduction in “criticized” loans, and the significant decline in early stage delinquencies supports our outlook for improved credit quality performance for the remainder of 2010.
CRE NCOs in the 2010 first quarter were $85.3 million, or an annualized 4.44%, compared with $258.1 million, or an annualized 12.21%, in the 2009 fourth quarter. The $172.8 million decrease reflected a reduced level of large-dollar charge-offs. In the prior quarter, $82.8 million of charge-offs were associated with the activity of nine relationships. In the current quarter, there was only one loss in excess of $5 million. Retail projects continued to represent a significant portion, or 30%, of the losses. The improvement was evident across all of our regions. The retail property portfolio remains susceptible to the ongoing market disruption, but we also believe that the combination of prior charge-offs and existing reserve balances positions us well to make effective credit decisions in the future. We continued our ongoing portfolio management efforts during the current quarter, including obtaining updated appraisals on properties and assessing a project status within the context of market environment expectations.

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
Total consumer NCOs during the 2010 first quarter were $77.7 million, or an annualized 1.83%, compared with $76.8 million, or an annualized 1.91%, in 2009 fourth quarter. The decline in the annualized NCO rate despite a higher level of absolute charge-offs reflected an increase in average consumer loans during the 2010 first quarter.
Automobile loan and lease NCOs in the 2010 first quarter were $8.5 million, or an annualized 0.80%, compared with $12.9 million, or an annualized 1.55%, in 2009 fourth quarter. The decline in the annualized NCO percentage reflected in part the increase in average automobile balances resulting from the previously discussed consolidation of the automobile securitization trust effective January 1, 2010. Underlying performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the quality of the portfolio. The level of delinquencies continued to decline from recent prior periods, further supporting our view of improved performance going forward.
Home equity NCOs in the 2010 first quarter were $37.9 million, or an annualized 2.01%, compared with $35.8 million, or an annualized 1.89%, in 2009 fourth quarter. Although NCOs were higher than prior quarters, there continued to be a declining trend in the early-stage delinquency level in the home equity line of credit portfolio, supporting our longer-term positive view for home equity portfolio performance. The performance continued to be impacted by borrowers defaulting with no available equity. We continue to focus on loss mitigation activity and short sales, as we believe that our more proactive loss mitigation strategies are in the best interest of both the company and our customers. While losses have increased over the past several quarters, given the market conditions, performance remained within expectations.
Residential mortgage NCOs in the 2010 first quarter were $24.3 million, or an annualized 2.17%, compared with $17.8 million, or an annualized 1.61%, in 2009 fourth quarter. The increase from the prior quarter represents a return to a more consistent level after the impact of the 2009 third quarter nonaccrual loan sale on 2009 fourth quarter performance. The 2009 third quarter sale had the effect of pulling some 2009 fourth quarter losses into the 2009 third quarter. We continued to see positive trends in early-stage delinquencies, although there continues to be valuation pressure.
The table below reflects NCO activity for the first three-month period of 2010 and the first three-month period of 2009.

Table 33 — 2010 First Quarter versus 2009 First Quarter

	Three Months Ended March 31,
(dollar amounts in thousands)	2010	2009

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial(1)	$75,439	$210,648
Commercial real estate:
Construction	34,426	25,642
Commercial	50,873	57,139

Commercial real estate	85,299	82,781

Total commercial	160,738	293,429

Consumer:
Automobile loans	7,666	14,971
Automobile leases	865	3,086

Automobile loans and leases	8,531	18,057
Home equity	37,901	17,680
Residential mortgage	24,311	6,298
Other loans	7,000	6,027

Total consumer	77,743	48,062

Total net charge-offs	$238,481	$341,491

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial(1)	2.45%	6.22%
Commercial real estate:
Construction	9.77	5.05
Commercial	3.25	2.83

Commercial real estate	4.44	3.27

Total commercial	3.22	4.96

Consumer:
Automobile loans	0.76	1.56
Automobile leases	1.58	2.39

Automobile loans and leases	0.80	1.66
Home equity	2.01	0.93
Residential mortgage	2.17	0.55
Other loans	3.87	3.59

Total consumer	1.83	1.12

Net charge-offs as a % of average loans	2.58%	3.34%

(1)	The first three-month period of 2009 included net charge-offs totaling $128,338 thousand associated with the Franklin restructuring.
Total NCOs during the first three-month period of 2010 were $238.5 million, or an annualized 2.58% of average related balances, compared with $341.5 million, or annualized 3.34% of average related balances in the first three-month period of 2009.
Total commercial NCOs during first three-month period of 2010 were $160.7 million, or an annualized 3.22% of average related balances, compared with $293.4 million, or an annualized 4.96% in first three-month period of 2009. The decreases were almost entirely in the C&I portfolio, as CRE NCOs declined only slightly.
C&I NCOs in the first three-month period of 2010 decreased $135.2 million compared with the first three-month period of 2009, reflecting $128.3 million of Franklin-related NCOs during the first three-month period of 2009. Non-Franklin related C&I NCOs decreased $6.9 million.

CRE NCOs in the first three-month period of 2010 decreased $2.5 million compared with the first three-month period of 2009, however the annualized percentage of related balances increased to 4.44% from 3.27%. The increase in the annualized percentage reflected a $2.5 billion, or 24%, decline in total average CRE loans resulting from our planned efforts to shrink this portfolio through pay-offs and paydowns, as well as the impact of charge-offs and the 2009 reclassifications of CRE loans to C&I loans. This substantial decline in CRE exposure with relatively consistent loss levels resulted in the significantly higher charge-off ratio.
Total consumer NCOs during the first three-month period of 2010 were $77.7 million, or an annualized 1.83%, compared with $48.1 million, or an annualized 1.12%, in first three-month period of 2009. The increases were largely centered in the residential mortgage and home equity portfolios reflecting the continued stress in our markets, and a more aggressive loss recognition policy implemented during the 2009 third quarter.
Automobile loan and lease NCOs in the first three-month period of 2010 decreased $9.5 million, or 53%, compared with the first three-month period of 2009, reflecting the expected decline based on our consistent high quality origination profile over the past 24 months. This focus on quality associated with the 2008 and 2009 originations was the primary driver for the improvement in this portfolio in the current quarter compared with the year-ago period.
Home equity NCOs in the first three-month period of 2010 increased $20.2 million compared with the first three-month period of 2009. This increase reflected the impact of declining housing prices throughout 2009. While NCOs were higher compared with prior quarters, there continued to be a declining trend in the early-stage delinquency level in the home equity line-of-credit portfolio, supporting our longer-term positive view for home equity portfolio performance. The performance also continued to be impacted by borrowers defaulting with no available equity. We continue to focus on loss mitigation activity and short sales, as we believe that our more proactive loss mitigation strategies are in the best interest of both us and our customers. Although NCOs increased, given the market conditions, performance remained within expectations.
Residential mortgage NCOs in the first three-month period of 2010 increased $18.0 million compared with the first three-month period of 2009. This increase reflected continued housing-related pressures. The increased NCOs were a direct result of our continued emphasis on loss mitigation strategies, an increased number of short sales, and a more conservative position regarding the timing of loss recognition. We continued to see some positive trends in early-stage delinquencies, indicating that even with the economic stress on our borrowers, losses are expected to remain manageable.
INVESTMENT SECURITIES PORTFOLIO
(This section should be read in conjunction with the “Critical Accounting Policies and Use of Significant Estimates” discussion, and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)
We routinely review our investment securities portfolio, and recognize impairment writedowns based primarily on fair value, issuer-specific factors and results, and our intent and ability to hold such investments. Our investment securities portfolio is evaluated in light of established asset/liability management objectives, and changing market conditions that could affect the profitability of the portfolio, as well as the level of interest rate risk to which we are exposed.
Our investment securities portfolio is comprised of various financial instruments. At March 31, 2010, our investment securities portfolio totaled $8.9 billion.
Declines in the fair value of available-for-sale investment securities are recorded as temporary impairment, noncredit OTTI, or credit OTTI adjustments.
Temporary impairment adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary impairment adjustments are recorded in accumulated other comprehensive income (OCI), and therefore, reduce equity. Temporary impairment adjustments do not impact net income or risk-based capital. A recovery of available-for-sale security prices also is recorded as an adjustment to OCI for securities that are temporarily impaired, and results in an increase to equity.
Because the available-for-sale securities portfolio is recorded at fair value, the conclusion as to whether an investment decline is other-than-temporarily impaired does not significantly impact our equity position, as the amount of temporary adjustment has already been reflected in accumulated OCI. A recovery in the value of an other-than-temporarily impaired security is recorded as additional interest income over the remaining life of the security.
During the 2009 first quarter, we recorded $6.5 million of credit OTTI losses. This amount was comprised of $3.2 million related to the pooled-trust-preferred securities portfolio, $2.6 million related to the CMO securities portfolio, and $0.6 million related to the Alt-A securities portfolio (see below for additional discussion of these portfolios). Given the continued disruption in the financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale investment securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent regarding the decision to hold temporarily impaired securities changes in future periods, we may be required to record noncredit OTTI, which will negatively impact our earnings.

Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities
Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continues to reflect the economic environment. Each of these securities in these three segments is subjected to a rigorous review of their projected cash flows. These reviews are supported with analysis from independent third parties.
The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of March 31, 2010:
Table 34 — Credit Ratings of Selected Investment Securities (1)

	Amortized		Average Credit Rating of Fair Value Amount
(dollar amounts in millions)	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private label CMO securities	$509.1	$462.7	$35.1	$21.6	$33.4	$94.0	$278.7
Alt-A mortgage-backed securities	131.4	113.7	22.1	27.7	—	—	63.9
Pooled-trust-preferred securities	238.3	105.4	—	24.6	—	12.2	68.5

Total At March 31, 2010	$878.8	$681.8	$57.2	$73.9	$33.4	$106.2	$411.1

Total At December 31, 2009	$912.3	$700.3	$62.1	$72.9	$35.6	$121.3	$408.4

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, which could result in a reduction to our regulatory capital ratios.
The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at March 31, 2010. Each of the securities is part of a pool of issuers and each support a more senior tranche of securities except for the I-Pre TSL II security that is the most senior class.
Table 35 — Trust Preferred Securities Data
March 31, 2010
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Book	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Value	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$40,422	$31,549	$10,873	$20,676	C	33/43	23%	13%	—%
Alesco IV(1)	20,353	10,612	2,324	8,288	C	38/53	28	21	—
ICONS	20,000	20,000	12,192	7,808	BBB	29/30	3	16	53
I-Pre TSL II	36,916	36,813	24,648	12,165	AA	29/29	—	16	71
MM Comm II(1)	24,544	23,457	17,903	5,554	BB	5/8	5	6	—
MM Comm III(1)	11,930	11,398	6,137	5,261	B	8/12	5	37	—
Pre TSL IX(1)	5,000	4,117	1,595	2,522	C	35/49	26	20	—
Pre TSL X(1)	17,236	9,914	2,737	7,177	C	37/57	40	31	—
Pre TSL XI(1)	25,000	24,040	8,973	15,067	C	48/65	24	23	—
Pre TSL XIII(1)	27,530	23,414	7,907	15,507	C	53/65	20	26	—
Reg Diversified(1)	25,500	7,499	513	6,986	D	28/45	34	26	—
Soloso(1)	12,500	4,486	599	3,887	C	51/70	19	25	—
Tropic III	31,000	31,000	8,981	22,019	CCC-	29/45	32	33	17

Total	$297,931	$238,299	$105,382	$132,917

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the security can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by: (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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
“Asset sensitive position” refers to an increase in short-term interest rates that is expected to generate higher net interest income as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, “liability sensitive position” refers to an increase in short-term interest rates that is expected to generate lower net interest income as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.
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
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. We assumed that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The table below shows the results of the scenarios as of March 31, 2010, and December 31, 2009. All of the positions were within the board of directors’ policy limits.

Table 36 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2010	-1.4%	-0.5%	0.0%	+0.1%

December 31, 2009	-0.3%	+0.2%	-0.1%	-0.4%
The net interest income at risk reported as of March 31, 2010 for the “+200” basis points scenario shows a change to a slight near-term asset sensitive position compared with December 31, 2009.
The primary simulations for EVE at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the March 31, 2010, results compared with December 31, 2009. All of the positions were within the board of directors’ policy limits.
Table 37 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2010	-4.6%	+0.1%	-2.6%	-6.5%

December 31, 2009	+0.8%	+2.7%	-3.7%	-9.1%
The EVE at risk reported as of March 31, 2010 for the “+200” basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2009. The primary factors contributing to this change include lower fixed-rate loan balances, expectations for faster prepayments on loans and securities, an increase in core deposits, and a slight reduction in the remaining life of our interest rate swap portfolio.
MORTGAGE SERVICING RIGHTS (MSRs)
(This section should be read in conjunction with Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2010, we had a total of $207.6 million of capitalized MSRs representing the right to service $16.0 billion in mortgage loans. Of this $207.6 million, $162.1 million was recorded using the fair value method, and $45.5 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value. If we do not actively engage in hedging, the MSR asset is adjusted using the amortization method, and is carried at the lower of cost or market value.
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
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets, and are presented in Table 10.
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

Liquidity Risk
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal “business as usual” and unanticipated, stressed circumstances. The Asset, Liability, and Capital Management Committee (ALCO) was appointed by the HBI Board Risk Oversight Committee to oversee liquidity risk management and establish policies and limits, based upon the analyses of the ratio of loans to deposits, the percentage of assets funded with noncore or wholesale funding, and other considerations. Operating guidelines have been established to ensure diversification of noncore funding by type, source, and maturity and that sufficient liquidity exists to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios, to prepare for unexpected liquidity shortages and to cover unanticipated events that could affect liquidity.
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
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. The Transaction Account Guarantee Program (TAGP) is a voluntary program provided by the FDIC as part of its Temporary Liquidity Guarantee Program (TLGP). Under the program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the customer’s entire account balance. This program provides our customers with additional deposit insurance coverage, and is in addition to and separate from the $250,000 coverage available under the FDIC’s general deposit insurance rules.
At March 31, 2010, noninterest-bearing transaction account balances exceeding $250,000 totaled $2.4 billion, and represented the amount of noninterest-bearing transaction customer deposits that would not have been FDIC insured without the additional coverage provided by the TAGP. In April 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010 for financial institutions that desire to continue TAGP participation. On April 30, 2010, we notified the FDIC of our decision to opt-out for the FDIC’s TAGP extension, effective July, 1, 2010. The impact of this decision on our deposit levels cannot be readily determined at this time, although we anticipate that a portion of deposits that will no longer be FDIC-insured may shift into collateralized deposit products or other collateralized liabilities.
As referenced in the above paragraph, the FDIC establishes a coverage limit, generally $250,000 currently, for interest-bearing deposit balances. To provide our customers deposit insurance above the established $250,000, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount covered by FDIC insurance. At March 31, 2010, we had $439.4 million of CDARS deposit balances.

The following table reflects deposit composition detail for each of the past five quarters.
Table 38 — Deposit Composition

	2010		2009
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Demand deposits - noninterest-bearing	$6,938	17%	$6,907	17%	$6,306	16%	$6,169	16%	$5,887	15%
Demand deposits — interest-bearing	5,948	15	5,890	15	5,401	14	4,842	12	4,306	11
Money market deposits	10,644	26	9,485	23	8,548	21	6,622	17	5,857	15
Savings and other domestic time deposits	4,666	12	4,652	11	4,631	12	4,859	12	5,007	13
Core certificates of deposit	9,441	23	10,453	26	11,205	28	12,197	31	12,616	32

Total core deposits	37,637	93	37,387	92	36,091	91	34,689	88	33,673	86
Other domestic time deposits of $250,000 or more	684	2	652	2	689	2	846	2	1,041	3
Brokered deposits and negotiable CDs	1,605	4	2,098	5	2,630	7	3,229	8	3,848	10
Deposits in foreign offices	377	1	357	1	419	—	401	2	508	1

Total deposits	$40,303	100%	$40,494	100%	$39,829	100%	$39,165	100%	$39,070	100%

Total core deposits:
Commercial	$11,844	31%	$11,368	30%	$10,884	30%	$9,738	28%	$8,934	27%
Personal	25,793	69	26,019	70	25,207	70	24,951	72	24,739	73

Total core deposits	$37,637	100%	$37,387	100%	$36,091	100%	$34,689	100%	$33,673	100%

Core deposits grew $0.3 billion during the first three-month period of 2010. This increase reduced our reliance upon noncore funding sources.
To the extent that we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, Federal Home Loan Bank (FHLB) advances, other long-term debt, and subordinated notes.
The Bank also has access to the Federal Reserve’s discount window. These borrowings are secured by commercial loans and home equity lines-of-credit. The Bank is also a member of the FHLB-Cincinnati, and as such, has access to advances from this facility. These advances are generally secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. Information regarding amounts pledged, for the ability to borrow if necessary, and unused borrowing capacity at both the Federal Reserve and the FHLB-Cincinnati, are outlined in the following table:
Table 39 — Federal Reserve and FHLB-Cincinnati Borrowing Capacity

	March 31,	December 31,
(dollar amounts in billions)	2010	2009

Loans and Securities Pledged:
Federal Reserve Bank	$8.3	$8.5
FHLB-Cincinnati	8.0	8.0

Total loans and securities pledged	$16.3	$16.5

Total unused borrowing capacity at Federal Reserve Bank and FHLB-Cincinnati	$7.3	$7.9
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

At March 31, 2010, we believe that the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At March 31, 2010, the parent company had $1.1 billion in cash or cash equivalents, compared with $1.4 billion at December 31, 2009, reflecting a $0.3 billion contribution of additional capital to the Bank. The contribution increased the Bank’s regulatory capital levels above its already “well-capitalized” levels.
Based on the current dividend of $0.01 per common share, cash demands required for common stock dividends are estimated to be approximately $7.2 million per quarter.
We have an aggregate outstanding amount of $362.5 million of Series A Non-cumulative Perpetual Convertible Preferred Stock. The Series A Preferred Stock pays, as declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly (see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements). Cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.
In 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury as a result of our participation in the Troubled Asset Relief Program (TARP) voluntary capital purchase program. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, resulting in quarterly cash demands of approximately $18 million through 2012, and $32 million thereafter (see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2010, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
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
Credit Ratings
Credit ratings provided by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and and our ability to access a broad array of wholesale funding sources, as well as the overall operating and economic environment of our markets. Adverse changes in these factors could result in a negative change in credit ratings and impact our ability to raise funds at a reasonable cost in the capital markets. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Other arrangements that could be impacted by credit rating changes include, but are not limited to, letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions or could otherwise be impacted by credit rating changes.

The most recent credit ratings for the parent company and the Bank are as follows:
Table 40 — Credit Ratings

March 31, 2010
	Senior Unsecured	Subordinated
	Notes	Notes	Short-term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	Baa2	Baa3	WR	Negative
Standard and Poor’s	BB+	BB	WR	Negative
Fitch Ratings	BBB	BBB-	F2	Negative

The Huntington National Bank
Moody’s Investor Service	Baa1	Baa2	P-2	Negative
Standard and Poor’s	BBB-	BB+	WR	Negative
Fitch Ratings	BBB+	BBB	F2	Negative

WR=Withdrawn rating. The Moody’s Investor Service rating was withdrawn effective March 1, 2010. The Standard and Poor’s ratings were withdrawn effective April 1, 2010.
As of March 31, 2010, we did not have any outstanding short-term debt that required more than one rating from a nationally recognized statistical rating organization (NRSRO). As a result, we elected to withdraw the Moody’s Investor Service short-term rating for the parent company as well as the Standard and Poor’s short-term rating for both the parent company and the Bank.
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
Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2010, we had $0.6 billion of standby letters of credit outstanding, of which 65% were collateralized.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At March 31, 2010, December 31, 2009, and March 31, 2009, we had commitments to sell residential real estate loans of $600.9 million, $662.9 million, and $912.5 million, respectively. These contracts mature in less than one year.
Effective January 1, 2010, we consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. We elected to account for the automobile loan receivables and the associated notes payable at fair value per accounting guidance supplied in ASC 810 — Consolidation (See Note 2 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional details.)
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
To mitigate operational and compliance risks, we have established a senior management level Operational Risk Committee, and a senior management level Legal, Regulatory, and Compliance Committee. The responsibilities of these committees, among other things, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and develop recommendations to address the identified issues. Both of these committees report any significant findings and recommendations to the Risk Management Committee. Additionally, potential concerns may be escalated to the HBI Board Risk Oversight Committee, as appropriate.
The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses, and strengthen our overall performance.
Capital / Capital Adequacy
(This section should be read in conjunction with Significant Item 4.)
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.4 billion at March 31, 2010, an increase of $0.1 billion, or 1%, compared with December 31, 2009. This increase primarily reflected improvements in the components of accumulated OCI.

The following table presents risk-weighed assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy.
Table 41 — Capital Adequacy

	2010	2009
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,

Consolidated capital calculations:

Shareholders’ common equity	$3,678	$3,648	$3,992	$3,541	$3,047
Shareholders’ preferred equity	1,692	1,688	1,683	1,679	1,768

Total shareholders’ equity	5,370	5,336	5,675	5,220	4,815
Goodwill	(444)	(444)	(444)	(448)	(452)
Intangible assets	(274)	(289)	(303)	(322)	(340)
Intangible asset deferred tax liability (1)	95	101	106	113	119

Total tangible equity (2)	4,747	4,704	5,034	4,563	4,142
Shareholders’ preferred equity	(1,692)	(1,688)	(1,683)	(1,679)	(1,768)

Total tangible common equity (2)	$3,055	$3,016	$3,351	$2,884	$2,374

Total assets	$51,867	$51,555	$52,513	$51,397	$51,702
Goodwill	(444)	(444)	(444)	(448)	(452)
Other intangible assets	(274)	(289)	(303)	(322)	(340)
Intangible asset deferred tax liability (1)	95	101	106	113	119

Total tangible assets (2)	$51,244	$50,923	$51,872	$50,740	$51,029

Tier 1 equity	$5,090	$5,201	$5,755	$5,390	$5,167
Shareholders’ preferred equity	(1,692)	(1,688)	(1,683)	(1,679)	(1,768)
Trust preferred securities	(570)	(570)	(570)	(570)	(736)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$2,778	$2,893	$3,452	$3,091	$2,613

Risk-weighted assets (RWA)
Consolidated	$42,522	$43,248	$44,142	$45,463	$46,383
Bank	42,511	43,149	43,964	45,137	45,951

Tier 1 common equity / RWA ratio (2), (3)	6.53%	6.69%	7.82%	6.80%	5.63%

Tangible equity / tangible asset ratio (2)	9.26	9.24	9.71	8.99	8.12

Tangible common equity / tangible asset ratio (2)	5.96	5.92	6.46	5.68	4.65

(1)	Intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(3)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
Our consolidated TCE ratio was 5.96% at March 31, 2010, an increase from 5.92% at December 31, 2009. The four basis point increase from December 31, 2009, primarily reflected improvements in the components of accumulated OCI. Also, at March 31, 2010, our Tier 1 common equity decreased by $0.1 billion from December 31, 2009, primarily reflecting an increase in the portion of our deferred tax assets disallowed for regulatory capital purposes.
We are comfortable with our current level of capital. In April of 2010, shareholders’ passed a proposal to amend our charter that resulted in an increase of authorized common stock to 1.5 billion shares from 1.0 billion shares. Although we do not have any current plans to issue additional capital, we may continue to seek opportunities to further strengthen our capital position.

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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation our consolidated Tier 1, Tier 2, and total risk-based capital amounts during the first three-month period of 2010.
Table 42 — Regulatory Capital Activity

	Shareholder			Disallowed	Disallowed
	Common	Preferred	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2009	$3,804.9	$1,687.5	$620.5	$(632.2)	$(279.5)	$5,201.2
Cumulative effect accounting changes	(3.5)	—	—	—	—	(3.5)
Earnings	39.7	—	—	—	—	39.7
Changes to disallowed adjustments	—	—	—	8.7	(0.5)	8.2
Dividends	(32.3)	—	—	—	—	(32.3)
Issuance of common stock	2.3	—	—	—	—	2.3
Amortization of preferred discount	(4.2)	4.2	—	—	—	—
Disallowance of deferred tax assets	—	—	—	—	(129.6)	(129.6)
Change in minority interest	—	—	0.2	—	—	0.2
Other	3.8	—	—	—	—	3.8

Balance at March 31, 2010	$3,810.7	$1,691.7	$620.7	$(623.5)	$(409.6)	$5,090.0

		Qualifying
	Qualifying	Subordinated		Tier 1 Capital	Total risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2009	$556.3	$473.2	$1,029.5	$5,201.2	$6,230.7
Change in qualifying subordinated debt	—	(38.0)	(38.0)	—	(38.0)
Change in qualifying ACL	(11.1)	—	(11.1)	—	(11.1)
Changes to Tier 1 Capital (see above)	—	—	—	(111.2)	(111.2)

Balance at March 31, 2010	$545.2	$435.2	$980.4	$5,090.0	$6,070.4

(1)	Excludes accumulated other comprehensive income (OCI) and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters.
Table 43 — Regulatory Capital Ratios

	2010	2009
	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (in millions)
Consolidated	$42,522	$43,248	$44,142	$45,463	$46,383
Bank	42,511	43,149	43,964	45,137	45,951
Tier 1 leverage ratio(1)
Consolidated	10.05%	10.09%	11.30%	10.62%	9.67%
Bank	5.99	5.59	6.48	6.46	5.95
Tier 1 risk-based capital ratio(1)
Consolidated	11.97	12.03	13.04	11.85	11.14
Bank	7.11	6.66	7.46	7.14	6.79
Total risk-based capital ratio(1)
Consolidated	14.28	14.41	16.23	14.94	14.26
Bank	11.53	11.08	11.75	11.35	11.00

(1)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
At March 31, 2010, the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $2.5 billion and $1.8 billion, respectively. Also, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.5 billion and $0.6 billion, respectively, at March 31, 2010.
TARP
During 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury, and a ten-year warrant to purchase up to 23.6 million shares of our common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital. The resulting discount on the preferred stock is amortized, resulting in additional dilution to our earnings per share. The Series B Preferred Stock is not a component of Tier 1 common equity. (See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Series B Preferred Stock issuance).
We intend to repay our TARP capital as soon as possible. However, we believe that there are three factors to consider before repayment: (a) evidence of a sustained economic recovery, (b) demonstrate profitable performance with growth in earnings, and (c) the establishment of any new regulatory capital thresholds.
Other Capital Matters
As a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during the first three-month period of 2010.

BUSINESS SEGMENT DISCUSSION
Overview
This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
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
The management accounting process used to develop the business segment reporting utilized various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities incident to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments which own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury/Other. We utilize a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin assets, reported “Significant Items” (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the five business segments.
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
Net Income by Business Segment
We reported net income of $39.7 million during the first three-month period of 2010. This compared with a net loss of $2,433.2 million during the first three-month period of 2009. The segregation of net income by business segment for the first three-month period of 2010 and the first three-month period of 2009 is presented in the following table:
Table 44 — Net Income (Loss) by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2010	2009

Retail and Business Banking	$19,085	$36,905
Commercial Banking	(819)	(3,525)
Commercial Real Estate	(64,812)	(48,552)
AFDS	20,236	(16,844)
PFG	16,764	(10,280)
Treasury/Other	49,283	182,907
Unallocated goodwill impairment (1)	—	(2,573,818)

Total net income (loss)	$39,737	$(2,433,207)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. The allocation of this charge to the newly created business segments was not practical.
Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first three-month period of 2010, is presented in the following table:
Table 45 — Average Loans/Leases and Deposits by Business Segment
Three Months Ended March 31, 2010

	Retail and	Commercial	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$2,916	$7,000	$753	$1,031	$614	$—	$12,314
Commercial real estate	555	353	6,605	6	158	—	7,677

Total commercial	3,471	7,353	7,358	1,037	772	—	19,991
Automobile loans and leases	—	—	—	4,250	—	—	4,250
Home equity	6,784	20	—	—	665	70	7,539
Residential mortgage	3,515	2	—	—	599	361	4,477
Other consumer	524	7	—	169	23	—	723

Total consumer	10,823	29	—	4,419	1,287	431	16,989

Total loans	$14,294	$7,382	$7,358	$5,456	$2,059	$431	$36,980

Average Deposits
Demand deposits — noninterest-bearing	$3,419	$2,308	$273	$72	$462	$93	$6,627
Demand deposits — interest-bearing	4,058	921	44	—	692	1	5,716
Money market deposits	6,745	1,773	210	6	1,606	—	10,340
Savings and other domestic time deposits	4,448	95	3	—	67	—	4,613
Core certificates of deposit	9,734	28	2	—	212	—	9,976

Total core deposits	28,404	5,125	532	78	3,039	94	37,272
Other deposits	234	1,310	21	5	142	1,239	2,951

Total deposits	$28,638	$6,435	$553	$83	$3,181	$1,333	$40,223

Retail and Business Banking
(This section should be read in conjunction with Significant Items 3, 5, and 6.)
Objectives, Strategies, and Priorities
Our Retail and Business Banking segment provides traditional banking products and services to consumer and small business customers located in the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, such as mortgage banking. Retail products and services include home equity loans and lines-of-credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At March 31, 2010, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.
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
Table 46 — Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$218,003	$233,333	$(15,330)	(7)%
Provision for credit losses	(65,220)	(86,612)	21,392	(25)
Noninterest income	116,401	125,473	(9,072)	(7)
Noninterest expense	(239,823)	(215,417)	(24,406)	11
Provision for income taxes	(10,276)	(19,872)	9,596	(48)

Net income	$19,085	$36,905	$(17,820)	(48)%

Total average assets (in millions)	$16,317	$17,295	$(978)	(6)%
Total average loans/leases (in millions)	14,294	15,289	(995)	(7)
Total average deposits (in millions)	28,638	27,261	1,377	5
Net interest margin	3.08%	3.45%	(0.37)%	(11)
Net charge-offs (NCOs)	$70,668	$75,906	$(5,238)	(7)
NCOs as a % of average loans and leases	1.98%	1.99%	(0.01)%	(1)
Return on average equity	4.9	11.5	(6.6)	(57)

Retail banking # demand deposit account (DDA) households (eop)	936,081	901,374	34,707	4
Retail banking # new relationships 90-day cross-sell (eop)	3.16	2.38	0.78	33
Business banking # business DDA relationships (eop)	114,335	108,963	5,372	5
Business banking # new relationships 90-day cross-sell (eop)	2.07	2.10	(0.03)	(1)
Mortgage banking closed loan volume (in millions)	$869	$1,546	$(677)	(44)%
eop — End of Period.

2010 First Three Months vs. 2009 First Three Months
Retail and Business Banking reported net income of $19.1 million in the first three-month period of 2010, compared with net income of $36.9 million in the first three-month period of 2009. As discussed further below, the $17.8 million, or 48% decline, primarily reflected a $24.4 million, or 11%, increase in noninterest expense.
Net interest income decreased $15.3 million, or 7%, primarily reflecting a 37 basis point decline in net interest margin and a $1.0 billion decline in total average loans and leases. The net interest margin decline primarily reflected a 20 basis point decline in our deposit spread, partially offset by a $1.4 billion increase in average total deposits.
The $1.0 billion, or 7%, decline in total average loans and leases primarily reflected a $0.6 billion decrease in average commercial loans and a $0.4 billion decrease in average residential mortgages. The $0.6 billion decrease in average commercial loans was almost entirely within the CRE portfolio, and primarily reflected our ongoing commitment to reduce our exposure by executing several initiatives that have resulted in lower balances through payoffs and paydowns, as well as the impact of NCOs. In addition, certain CRE loans, primarily representing owner-occupied properties, were reclassified to C&I loans in 2009. The $0.4 billion decline in average residential mortgages primarily reflected the impact of loans sales in 2009.
Average total deposits increased $1.4 billion, or 5%, reflecting a 4% increase in the number of DDA households. These increases were the result of increased sales efforts throughout 2009 and the first three-month period of 2010, particularly in our money market and checking account deposit products.
Provision for loan losses declined $21.4 million, or 25%, reflecting lower NCOs and NPAs, a $1.0 billion decrease in related average loans and leases, and improvement in delinquencies. NCOs declined $5.2 million, or 7%, and reflected a $30.4 million decline in total commercial NCOs, partially offset by a $25.2 million increase in total consumer NCOs. The decrease in commercial NCOs reflected a lower level of large dollar charge-offs and improvement in delinquencies. The increase in total consumer NCOs primarily reflected: (a) a more conservative position regarding the timing of loss recognition in our residential mortgage portfolio, and (b) our more proactive loss mitigation strategies, which we believe are in the best interest of both the company and our customers.
Noninterest income decreased $9.1 million, or 7%, primarily reflecting a $10.1 million decrease in mortgage banking income. The decrease to mortgage banking income primarily reflected a $16.4 million decline in origination and secondary marketing fees as a result of a 44% decrease in mortgage originations, partially offset by a $9.4 million improvement of MSR valuation, net of hedging. Also contributing to the decline in noninterest income was a $1.2 million, or 16%, decline in brokerage and insurance income, primarily reflecting lower annuity sales volume and reduced life insurance fees. Partially offsetting these decreases was a $2.6 million, or 12%, increase in electronic banking income, primarily reflecting an increased number of deposit accounts and transaction volumes.
Noninterest expense increased $24.4 million, or 11%. This increase reflected: (a) $4.8 million increase in deposit and other insurance expense reflecting higher deposit balances, as well as well as the comparable year-ago period’s expense was offset by an assessment credit that has since been fully utilized; (b) $2.6 million increase in marketing expense as a result of increased sales efforts; (c) $11.6 million higher allocated expenses; and (d) $4.4 million increase in personnel expense reflecting a 3% increase in average full-time equivalent employees and salary increases.

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
The Commercial Banking strategy is to focus on building a deep relationship with our customers by providing an exceptional service experience. This focus on service requires continued investments in technology for our product offerings, websites for our customers, extensive development of employees, and internal processes that empower our local bankers to better serve our customers.
Table 47 — Key Performance Indicators for Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$54,490	$53,148	$1,342	3%
Provision for credit losses	(43,295)	(52,141)	8,846	(17)
Noninterest income	25,499	24,647	852	3
Noninterest expense	(37,954)	(31,077)	(6,877)	22
Benefit for income taxes	441	1,898	(1,457)	(77)

Net loss	$(819)	$(3,525)	$2,706	77%

Total average assets (in millions)	$7,688	$8,649	$(961)	(11)%
Total average loans/leases (in millions)	7,382	8,288	(906)	(11)
Total average deposits (in millions)	6,435	5,840	595	10
Net interest margin	2.91%	2.61%	0.30%	11
Net charge-offs (NCOs)	$48,671	$51,202	$(2,531)	(5)
NCOs as a % of average loans and leases	2.64%	2.47%	0.17%	7
Return on average equity	(0.5)	(1.7)	1.2	(71)
2010 First Three Months vs. 2009 First Three Months
Commercial Banking reported a net loss of $0.8 million in the first three-month period of 2010, compared with a net loss of $3.5 million in the first three-month period of 2009. As discussed in more detail below, this $2.7 million improvement primarily reflected an $8.8 million decline in provision for loan losses, partially offset by a $6.9 million increase in noninterest expense.
Net interest income increased $1.3 million, or 3%, primarily reflecting a 30 basis point increase in net interest margin. This increase in the net interest margin reflected a 44 basis point increase in loan spread, and a $0.9 billion decline in average earning assets.
Average total loans declined $0.9 billion, or 11%, and was largely centered within the CRE portfolio, which represented $0.7 billion of the decline. The decline in average CRE loans resulted from lower loan origination production in 2009 compared with 2008 levels reflecting our planned efforts to shrink the CRE portfolio, and the transferring of certain loans to the Commercial Real Estate business segment. Additionally, average C&I loans declined $0.2 billion, or 2%, reflecting a decline in average equipment leases as production has declined significantly as a result of our decision to discontinue originations in out-of-footprint markets.

Total average deposits increased $0.6 billion, or 10%, reflecting a $1.2 billion increase in core deposits, partially offset by a $0.6 billion decline in noncore deposits. The increase in core deposits reflected a $0.6 billion increase in primarily noninterest commercial demand deposits, and a $0.6 billion increase in primarily interest-bearing public funds demand deposits. The decrease in noncore deposits primarily reflected a $0.3 billion reduction in brokered and negotiable deposits.
Provision for loan losses declined $8.8 million, or 17%, reflecting the lower level of related loan balances, as well as a $2.5 million decline in NCOs. Although NCOs declined $2.5 million on an absolute basis, the annualized percent of related outstanding loans increased to 2.64% from 2.47%. This increase reflected the lower related loan balances, as well as the continuing challenging economic environment in our markets.
Noninterest income increased $0.9 million, or 4%, and primarily reflected: (a) $1.3 million increase in gains on terminated leases, reflecting strategically accelerated equipment sales to capture disposal gains; (b) $1.0 million increase in loan commitment fee income; and (c) $0.8 million increase in third-party print and mail income. These increases were partially offset by: (a) $0.9 million decline in operating lease income as lease originations were recorded as direct finance leases rather than operating leases effective with the 2009 second quarter; and (b) $0.9 million decline in trading income.
Noninterest expense increased $6.9 million, or 22%, and reflected: (a) $5.3 million increase in personnel expense primarily reflecting higher incentive plan payouts; (b) $1.1 million increase in deposit and other insurance expense reflecting higher deposit balances, as well as the comparable year-ago period’s expense was offset by an assessment credit that has since been fully utilized; and (c) $1.1 million of higher allocated expenses. These increases were partially offset by a $0.9 million decrease in operating lease expense reflecting the change in accounting for lease originations effective with the 2009 second quarter as described above.

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
The Commercial Real Estate strategy is to focus on building a deep relationship with top-tier developers within our geographic footprint. Our local expertise of the customers, market, and products, provides us with a competitive advantage and supports revenue growth in our footprint. Our strategy is to continue to expand the relationships of our current customer base and to attract new, profitable business with top-tier developers in our footprint.
Table 48 — Key Performance Indicators for Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$38,133	$33,377	$4,756	14%
Provision for credit losses	(126,017)	(101,150)	(24,867)	25
Noninterest income	358	1,083	(725)	(67)
Noninterest expense	(12,183)	(8,006)	(4,177)	52
Benefit for income taxes	34,897	26,144	8,753	33

Net loss	$(64,812)	$(48,552)	$(16,260)	(33)%

Total average assets (in millions)	$7,012	$8,391	$(1,379)	(16)%
Total average loans/leases (in millions)	7,358	8,499	(1,141)	(13)
Total average deposits (in millions)	553	468	85	18
Net interest margin	2.10%	1.60%	0.50%	31
Net charge-offs (NCOs)	$94,294	$63,622	$30,672	48
NCOs as a % of average loans and leases	5.13%	2.99%	2.14%	72
Return on average equity	(34.8)	(41.2)	6.40	(16)
2010 First Three Months vs. 2009 First Three Months
Commercial Real Estate reported a net loss of $64.8 million in the first three-month period of 2010, compared with a net loss of $48.6 million in the first three-month period of 2009. The decline primarily reflected a $24.9 million increase to the provision for credit losses reflecting: (a) the continued economic weaknesses in our markets, and (b) a $30.7 million increase in NCOs, again reflecting the continued impact of the economic conditions on our commercial borrowers. Also, NALs increased $226 million, reflecting our more conservative approach in identifying and classifying emerging problem credits begun in mid-2009. In many cases, commercial loans are now placed on nonaccrual status even though the loan is less than 30 days past due for both principal and interest payments. The impact to net income resulting from the increase in the provision for credit losses was partially offset by an $8.8 million reduction in provision for income taxes expense reflecting the net loss during 2009. Although we expect our CRE portfolio will remain under pressure, we believe that the risks in our loan portfolios are manageable.

Net interest income increased $4.8 million, or 14%, reflecting a 50 basis point increase in net interest margin, partially offset by a $1.1 billion, or 13%, decrease in average earning assets. The net interest margin increase primarily reflected a 14 basis point increase in the CRE loan spread and a $0.1 billion increase in average deposit balances.
Average total loans declined $1.1 billion, and was almost entirely centered in the CRE portfolio. The decline in the CRE portfolio primarily reflected our ongoing commitment to reduce our exposure by executing several initiatives that have resulted in lower balances through payoffs and paydowns, as well as the impact of NCOs. In addition, certain CRE loans, primarily representing owner-occupied properties, were reclassified to C&I loans in 2009.
Average total deposits increased $0.1 billion, or 18%. These increases were primarily centered in commercial demand deposits and commercial money-market deposits, primarily reflecting a concerted effort to attract deposit relationships with our commercial real estate customers.
Noninterest income decreased $0.7 million, or 67%, primarily reflecting a decrease in trading income as a result of a decline in demand for interest rate swap products.
Noninterest expense increased $4.2 million, or 52%, reflecting: (a) $2.2 million increase in credit quality-related expenses, such as legal and collection costs, as a result of higher levels of problem assets, as well as loss mitigation activities; (b) $1.8 million increase in other taxes resulting from higher real estate taxes paid on NPAs; and (c) $0.6 million increase in personnel expense, resulting from a 22% increase in average full-time equivalent employees. These increases were partially offset by $0.8 million of lower fees and commissions expenses relating to mezzanine lending.

Auto Finance and Dealer Services (AFDS)
Objectives, Strategies, and Priorities
Our AFDS business segment provides a variety of banking products and services to approximately 2,100 automotive dealerships within our primary banking markets. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.
Table 49 — Key Performance Indicators for Auto Finance and Dealer Services (AFDS)

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$39,416	$39,471	$(55)	—
Reduction (Provision) for credit losses	2,748	(44,039)	46,787	N.M.
Noninterest income	16,560	9,926	6,634	67
Noninterest expense	(27,592)	(31,272)	3,680	(12)
(Provision) Benefit for income taxes	(10,896)	9,070	(19,966)	N.M.

Net income (loss)	$20,236	$(16,844)	$37,080	N.M. %

Total average assets (in millions)	$5,939	$5,671	$268	5%
Total average loans/leases (in millions)	5,456	5,833	(377)	(6)

Net interest margin	2.77%	2.65%	0.12%	5
Net charge-offs (NCOs)	$9,107	$19,100	$(9,993)	(52)
NCOs as a % of average loans and leases	0.67%	1.31%	(0.64)%	(49)
Return on average equity	33.0	(25.2)	58.2	N.M.
Automobile loans production (in millions)	$678	$399	$279	70
N.M., not a meaningful value.
2010 First Three Months vs. 2009 First Three Months
AFDS reported net income of $20.2 million in the first three-month period of 2010, compared with a net loss of $16.8 million in the first three-month period of 2009. This $37.1 million increase included a $46.8 million decline to the provision for loan losses, reflecting a reduction in reserves due to improved performance in the underlying credit quality of the loan portfolios. The comparable year-ago period included provisions for credit losses necessary to build reserves as a result of economic and automobile related weaknesses in our markets. Total NCO’s declined $10.0 million, or 52%, and automobile loan and lease delinquency levels declined to 1.36% from 2.22%. At March 31, 2010, the ALLL as a percentage of total loans decreased to 1.24% from 1.77% at December 31, 2009 and 1.54% at March 31, 2009.

Net interest income was little changed, reflecting a 12 basis point increase in the net interest margin, partially offset by a $0.4 billion, or 6%, decline in average total loans. The decline in average total loans reflected: (a) $0.3 billion decline related to the continued run-off in the automobile lease portfolio, (b) $0.2 billion decline in average C&I loans primarily reflecting lower floorplan credit-line utilization as dealership inventory levels have generally declined from the comparable year-ago period. These decreases were partially offset by a $0.2 billion increase in average automobile loans reflecting a 70% increase in loan originations from the comparable year-ago period.
During the 2010 first quarter, we adopted a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction. At the end of the 2009 first quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction as part of a funding strategy. Upon adoption of the new accounting standard, the trust was consolidated as of January 1, 2010. At the time of the consolidation, the trust was holding $0.8 billion of loans. We elected to account for these loans, as well as the underlying debt, at fair value.
Noninterest income (excluding operating lease income of $12.3 million during the current quarter, and $13.2 million in the comparable year-ago quarter) increased $7.6 million. Performance for the first three-month period of 2009 was impacted by a $5.9 million nonrecurring loss from the $1.0 billion securitization transaction (discussed above). In addition, the results of the first three-month period of 2010 include a $1.7 million net gain resulting from valuation adjustments of the loans and associated notes payable held by the consolidated trust (discussed above).
Noninterest expense (excluding operating lease expense of $10.1 million in the current quarter, and $10.9 million in the comparable year-ago quarter) decreased $2.8 million. This decline reflected a $4.2 million decline in losses associated with sales of vehicles returned at the end of their lease terms as used vehicle values improved and the number of vehicles being returned declined. This decrease was partially offset by increases in personnel and other origination-related costs.
Net automobile operating lease income decreased $0.1 million, reflecting the discontinuation of all lease origination activities in 2008 and the resulting continued run-off of the operating lease portfolio.

Private Financial Group (PFG)
(This section should be read in conjunction with Significant Item 1.)
Objectives, Strategies, and Priorities
PFG provides products and services designed to meet the needs of higher net worth customers as well as certain needs of corporate and institutional customers. The primary goal of PFG is to protect, advise, and grow client assets. To fulfill this mission, PFG offers a wide array of services tailored to the needs of each client. These include investment, insurance, capital markets, credit and deposit services, and asset management and servicing. Revenue is earned from the sale of trust, asset management, investment advisory, brokerage, insurance products, and credit and lending services through our private banking group. PFG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, foreign currency risk management, and interest rate risk management products.
To serve high net worth customers, we use a unique distribution model that employs a single, unified sales force to deliver products and services mainly through the Bank’s distribution channels. PFG provides investment management and custodial services to the Huntington Funds, which consists of 24 proprietary mutual funds, and 12 variable annuity funds. Huntington Funds assets represented 25% of the approximately $13.2 billion total assets under management at March 31, 2010. The Huntington Investment Company (HIC) offers brokerage and investment advisory services to both the Bank’s and PFG’s customers, through a combination of licensed investment sales representatives and licensed personal bankers. To grow managed assets, the HIC sales team has been utilized as the primary distribution source for trust and investment management. PFG’s Insurance group provides a complete array of insurance products including individual life insurance products ranging from basic term-life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products.
Table 50 — Key Performance Indicators for Private Financial Group (PFG)

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$22,540	$18,172	$4,368	24%
Reduction (Provision) for credit losses	8,295	(9,557)	17,852	N.M.
Noninterest income	65,763	63,593	2,170	3
Noninterest expense excluding goodwill impairment	(70,807)	(59,128)	(11,679)	20
Goodwill impairment	—	(28,895)	28,895	(100)
(Provision) Benefit for income taxes	(9,027)	5,535	(14,562)	N.M.

Net income (loss)	$16,764	$(10,280)	$27,044	N.M. %

Total average assets (in millions)	$3,278	$3,285	$(7)	—
Total average loans/leases (in millions)	2,059	2,327	(268)	(12)
Net interest margin	3.05%	2.99%	0.06%	2
Net charge-offs (NCOs)	$4,221	$3,326	$895	27
NCOs as a % of average loans and leases	0.82%	0.57%	0.25%	44
Return on average equity	18.6	(16.5)	35.1	N.M.

Total assets under management (in billions)- eop	13.2	12.2	1.0	8
Total trust assets (in billions)- eop	52.5	43.1	9.4	22%

Noninterest income, excluding impact of fee sharing	$75,045	$74,347	$698	1
Noninterest income shared with other business segments	9,282	10,754	(1,472)	(14)

Noninterest income, reported (above)	$65,763	$63,593	$2,170	3%

eop — End of Period.
N.M., not a meaningful value.

2010 First Three Months vs. 2009 First Three Months
PFG reported net income of $16.8 million in the first three-month period of 2010, compared with a net loss of $10.3 million in the first three-month period of 2009. The $27.0 million improvement included a $17.9 million decline in the provision for loan losses and the impact of a $28.9 million goodwill impairment charge recorded during the 2009 first quarter. Additionally, provision for income taxes expense increased $14.6 million reflecting the increase in total net income.
Net interest income increased $4.4 million, or 24%, reflecting a 6 basis point improvement in the net interest margin. The growth in net interest income was driven by improved spreads on earning assets, and a $1.3 billion increase in total deposits (see below).
Average total loans decreased $0.3 billion, or 12%. This decrease was due to reclassification of certain variable rate demand notes to municipal securities.
Average total deposits increased $1.3 billion, or 70%. A substantial portion of the deposit growth resulted from the introduction of three deposit products during 2009 designed as alternative options for lower yielding money market mutual funds. The new deposit products are: (a) the Huntington Conservative Deposit Account (HCDA), (b) the Huntington Protected Deposit Account (HPDA), and (c) the Bank Deposit Sweep Product (BDSP). These three accounts had balances in excess of $1.1 billion at March 31, 2010.
As previously mentioned, provision for credit losses decreased $17.9 million due primarily to a reduction in the ALLL associated with the variable rate demand note reclassification noted above. Although provision for credit losses declined, total NCOs increased $0.9 million, or 27%. The increase in NCOs included a $1.5 million increase in home equity NCOs, as a result of, among other actions, a more conservative position regarding the timing of loss recognition begun in mid-2009. This increase in home equity NCOs was partially offset by a $1.1 million decline in total commercial NCOs, primarily reflecting a lower level of large-dollar NCOs.
Noninterest income increased $2.2 million, or 3%, primarily reflecting a $3.3 million increase in trust services revenue, as a result of a $9.4 billion, or 22%, increase in trust asset market values, as well as increased fees on personal trust accounts and in-sourcing of certain mutual fund administrative fees. Also contributing to the increase in noninterest income was an improvement in equity investment portfolio valuation adjustments. These increases were partially offset by a $2.4 million decline in insurance income, reflecting lower contingent fees and a large life insurance commission in the 2009 first quarter, as well as $1.4 million of lower brokerage income due to a 21% decline in annuity sales volume.
Noninterest expense decreased $17.2 million, or 20%. This decrease includes a $28.9 million goodwill impairment charge recorded during the 2009 first quarter. After adjusting for the goodwill impairment, noninterest expense increased $11.7 million, or 20%. This increase reflected: (a) $3.9 million increase in personnel expense resulting from a 3% increase in average full-time equivalent employees, as well as increased commission expenses, and (b) $7.8 million of higher allocated expenses.

Item 1.	Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2010	2009
(in thousands, except number of shares)	March 31,	December 31,	March 31,
Assets
Cash and due from banks	$1,310,640	$1,521,344	$2,272,831
Interest bearing deposits in banks	364,082	319,375	382,755
Trading account securities	150,463	83,657	83,554
Loans held for sale (fair value: $ 319,166; $459,179 and $469,560 respectively)	327,408	461,647	481,447
Investment securities	8,946,364	8,587,914	4,908,332
Loans and leases (fair value: $730,508 at March 31, 2010)	36,931,681	36,790,663	39,548,364
Allowance for loan and lease losses	(1,477,969)	(1,482,479)	(838,549)

Net loans and leases	35,453,712	35,308,184	38,709,815

Bank owned life insurance	1,422,874	1,412,333	1,376,996
Premises and equipment	491,573	496,021	517,130
Goodwill	444,268	444,268	452,110
Other intangible assets	273,952	289,098	339,572
Accrued income and other assets	2,681,462	2,630,824	2,177,583

Total assets	$51,866,798	$51,554,665	$51,702,125

Liabilities and shareholders’ equity
Liabilities
Deposits	$40,303,467	$40,493,927	$39,070,273
Short-term borrowings	980,839	876,241	1,055,247
Federal Home Loan Bank advances	157,895	168,977	957,953
Other long-term debt (fair value: $573,018 at March 31, 2010)	2,727,745	2,369,491	2,734,446
Subordinated notes	1,266,907	1,264,202	1,905,383
Accrued expenses and other liabilities	1,060,259	1,045,825	1,164,087

Total liabilities	46,497,112	46,218,663	46,887,389

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	1,329,186	1,325,008	1,312,875
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	454,891
Common stock — Par value of $0.01 and authorized 1,000,000,000 shares	7,174	7,167	3,916
Capital surplus	6,735,472	6,731,796	5,465,457
Less treasury shares, at cost	(9,019)	(11,465)	(14,222)
Accumulated other comprehensive loss	(133,473)	(156,985)	(279,589)
Retained (deficit) earnings	(2,922,161)	(2,922,026)	(2,128,592)

Total shareholders’ equity	5,369,686	5,336,002	4,814,736

Total liabilities and shareholders’ equity	$51,866,798	$51,554,665	$51,702,125

Common shares issued	717,382,476	716,741,249	391,595,609
Common shares outstanding	716,556,641	715,761,672	390,681,633
Treasury shares outstanding	825,835	979,577	913,976
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	1,760,578	1,760,578	1,852,962
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Interest and fee income
Loans and leases
Taxable	$479,120	$497,588
Tax-exempt	713	1,098
Investment securities
Taxable	58,988	55,461
Tax-exempt	3,091	4,755
Other	4,867	11,055

Total interest income	546,779	569,957

Interest expense
Deposits	128,302	187,569
Short-term borrowings	476	681
Federal Home Loan Bank advances	1,212	6,234
Subordinated notes and other long-term debt	22,896	37,968

Total interest expense	152,886	232,452

Net interest income	393,893	337,505
Provision for credit losses	235,008	291,837

Net interest income after provision for credit losses	158,885	45,668

Service charges on deposit accounts	69,339	69,878
Brokerage and insurance income	35,762	39,948
Mortgage banking income	25,038	35,418
Trust services	27,765	24,810
Electronic banking	25,137	22,482
Bank owned life insurance income	16,470	12,912
Automobile operating lease income	12,303	13,228
Net (losses) gains on sales of investment securities	6,430	5,989
Impairment losses on investment securities:
Impairment losses on investment securities	(8,400)	—
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	1,939	—

Net impairment losses on investment securities	(6,461)	(3,922)
Other income	29,069	18,359

Total non-interest income	240,852	239,102

Personnel costs	183,642	175,932
Outside data processing and other services	39,082	32,992
Deposit and other insurance expense	24,755	17,421
Net occupancy	29,086	29,188
OREO and foreclosure expense	11,530	9,887
Equipment	20,624	20,410
Professional services	22,697	16,454
Amortization of intangibles	15,146	17,135
Automobile operating lease expense	10,066	10,931
Marketing	11,153	8,225
Telecommunications	6,171	5,890
Printing and supplies	3,673	3,572
Goodwill impairment	—	2,602,713
Gain on early extinguishment of debt	—	(729)
Other expense	20,468	19,748

Total non-interest expense	398,093	2,969,769

Income (loss) before income taxes	1,644	(2,684,999)
Benefit for income taxes	(38,093)	(251,792)

Net income (loss)	39,737	(2,433,207)
Dividends on preferred shares	29,357	58,793

Net income (loss) applicable to common shares	$10,380	$(2,492,000)

Average common shares — basic	716,320	366,919
Average common shares — diluted	718,593	366,919
Per common share
Net income (loss) — basic	$0.01	$(6.79)
Net income (loss) — diluted	0.01	(6.79)
Cash dividends declared	0.0100	0.0100
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2009

Balance, beginning of period	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	(326,693)	$367,364	$7,228,906
Comprehensive Income:
Net loss											(2,433,207)	(2,433,207)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains, net of tax of ($25,506)										46,684		46,684
Unrealized gains on cash flow hedging derivatives, net of tax of $581										(1,058)		(1,058)
Change in accumulated unrealized losses for pension and other post- retirement obligations, net of tax of ($795)										1,478		1,478

Total comprehensive loss												(2,386,103)
Conversion of Preferred Series A stock			(114)	(114,109)	24,591	246	141,605				(27,742)	—
Amortization of discount		3,908									(3,908)	—
Cash dividends declared:
Common ($0.01 per share)											(3,593)	(3,593)
Preferred Series B ($12.50 per share)											(17,476)	(17,476)
Preferred Series A ($21.25 per share)											(9,667)	(9,667)
Recognition of the fair value of share-based compensation							2,823					2,823
Other share-based compensation activity					33	—	(255)				(58)	(313)
Other		300					(1,144)	1	1,308		(305)	159

Balance, end of period	1,398	$1,312,875	455	$454,891	391,596	$3,916	$5,465,457	(914)	$(14,222)	$(279,589)	$(2,128,592)	$4,814,736

Three Months Ended March 31, 2010

Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,925,488)	5,328,291
Comprehensive Income:
Net income											39,737	39,737
Non-credit-related impairment losses on debt securities not expected to be sold, net of tax of $679										(1,261)		(1,261)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains, net of tax of ($13,422)										24,558		24,558
Unrealized gains on cash flow hedging derivatives, net of tax of ($1,776)										3,298		3,298
Change in accumulated unrealized losses for pension and other post- retirement obligations, net of tax of ($628)										1,166		1,166

Total comprehensive income												67,498
Issuance of common stock					537	5	2,264					2,269
Amortization of discount		4,178									(4,178)	—
Cash dividends declared:
Common ($0.01 per share)											(7,165)	(7,165)
Preferred Series B ($12.50 per share)											(17,476)	(17,476)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Recognition of the fair value of share-based compensation							2,933					2,933
Other share-based compensation activity					104	2	257				(17)	242
Other							(1,778)	154	2,446		129	797

Balance, end of period	1,398	$1,329,186	363	$362,507	717,382	$7,174	$6,735,472	(826)	$(9,019)	$(133,473)	$(2,922,161)	$5,369,686

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Operating activities
Net income (loss)	$39,737	$(2,433,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	2,602,713
Provision for credit losses	235,008	291,837
Depreciation and amortization	69,730	53,756
Change in current and deferred income taxes	(38,153)	(141,170)
Net (purchases) sales of trading account securities	(66,806)	856,215
Originations of loans held for sale	(634,129)	(1,529,276)
Principal payments on and proceeds from loans held for sale	765,286	1,408,133
Other, net	(54,540)	(49,429)

Net cash provided by operating activities	316,133	1,059,572

Investing activities
Increase in interest bearing deposits in banks	7,570	9,420
Proceeds from:
Maturities and calls of investment securities	673,751	130,943
Sales of investment securities	716,752	634,463
Purchases of investment securities	(1,582,391)	(743,264)
Net proceeds from sales of loans	—	949,398
Net loan and lease activity, excluding sales	53,992	(106,706)
Purchases of operating lease assets	—	(102)
Proceeds from sale of operating lease assets	4,242	1,637
Purchases of premises and equipment	(13,233)	(14,946)
Proceeds from sales of other real estate	13,222	5,959
Other, net	599	371

Net cash (used for) provided by investing activities	(125,496)	867,173

Financing activities
(Decrease) increase in deposits	(193,616)	1,127,617
Increase (decrease) in short-term borrowings	113,766	(297,472)
Maturity/redemption of subordinated notes	—	(26,050)
Proceeds from Federal Home Loan Bank advances	—	201,083
Maturity/redemption of Federal Home Loan Bank advances	(11,153)	(1,832,219)
Proceeds from issuance of long-term debt	—	598,200
Maturity/redemption of long-term debt	(278,257)	(199,410)
Dividends paid on preferred stock	(25,179)	(29,761)
Dividends paid on common stock	(7,144)	(40,257)
Other, net	242	(313)

Net cash used for financing activities	(401,341)	(498,582)

(Decrease) increase in cash and cash equivalents	(210,704)	1,428,163
Cash and cash equivalents at beginning of period	1,521,344	844,668

Cash and cash equivalents at end of period	$1,310,640	$2,272,831

Supplemental disclosures:
Income taxes paid (refunded)	$60	$(110,622)
Interest paid	160,273	256,654
Non-cash activities
Dividends accrued, paid in subsequent quarter	23,326	21,611
See Notes to Unaudited Condensed Consolidated Financial Statements.

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2009 Annual Report on Form 10-K (2009 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
2. ACCOUNTING STANDARDS UPDATE
FASB Accounting Standards Codification (ASC) Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. Huntington previously transferred automobile loans to a trust in a securitization transaction. With adoption of the amended guidance, the trust was consolidated as of January 1, 2010. Huntington elected the fair value option under ASC 825, Financial Instruments, for both the auto loans and the related debt obligations. Total assets increased $621.6 million, total liabilities increased $ 629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded. Based upon the current regulatory requirements, the consolidation of the trust resulted in a slight decrease to risk weighted capital ratios. (See Note 15 for more information on the consolidation of the trust)
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. (See Note 13).
3. LOANS AND LEASES
The following table provides a detail listing of Huntington’s loan and lease portfolio at March 31, 2010, December 31, 2009, and March 31, 2009.

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Loans and leases:
Commercial and industrial loans and leases	$12,245,166	$12,888,100	$13,767,983
Commercial real estate loans	7,456,023	7,688,827	9,261,024
Automobile loans	4,212,110	3,144,329	2,894,261
Automobile leases	190,961	246,265	467,644
Home equity loans	7,514,300	7,562,060	7,663,484
Residential mortgage loans	4,613,845	4,510,347	4,837,101
Other consumer loans	699,276	750,735	656,867

Loans and leases	36,931,681	36,790,663	39,548,364

Allowance for loan and lease losses	(1,477,969)	(1,482,479)	(838,549)

Net loans and leases	$35,453,712	$35,308,184	$38,709,815

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB-Cincinnati. These borrowings and advances are generally secured by $16.3 billion of loans and securities.
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
At March 31, 2010, there were no additional credit losses recorded on the portfolio and no adjustment to the accretable yield or nonaccretable yield was required.
The following table presents a rollforward of the accretable discount for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Balance, beginning of period	$35,286	$—
Additions	—	39,781
Accretion	(1,509)	—
Reclassification to nonaccretable difference (1)	(6,116)	—

Balance, end of period	$27,661	$39,781

(1)	Result of moving loans to nonaccrual status.
The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at March 31, 2010 and 2009:

	March 31,				March 31,
	2010		December 31, 2009		2009
	Carrying	Outstanding	Carrying	Outstanding	Carrying	Outstanding
(in thousands)	Value	Balance	Value	Balance	Value	Balance
Residential mortgage	$349,300	$645,979	$373,117	$680,068	$427,944	$772,767
Home equity	69,559	800,259	70,737	810,139	65,609	839,928

Total	$418,859	$1,446,238	$443,854	$1,490,207	$493,553	$1,612,695

At March 31, 2010, $89.9 million of the loans accrue interest while $329.0 million were on nonaccrual. Management has concluded that it cannot reliably estimate the timing of collection of cash flows for delinquent first and second lien mortgages, because the majority of the expected cash flows for the delinquent portfolio will result from the foreclosure and subsequent disposition of the underlying collateral supporting the loans.
The consolidation of Franklin 2009 Trust at March 31, 2009 resulted in the recording of a $95.8 million liability, representing the 17% of Franklin 2009 Trust certificates not acquired by Huntington. At March 31, 2010, the balance of the liability was $76.1 million. These certificates were retained by Franklin.
For the three month period ended March 31, 2010, Huntington charged-off $11.5 million of loans acquired with deteriorating credit quality. As of March 31, 2010, December 31, 2009, and March 31, 2009, Huntington did not maintain any allowance for loan and lease losses related to these loans.
In accordance with ASC 805, at March 31, 2009 Huntington recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 83% interest in the Franklin 2009 Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset resulted in a bargain purchase under ASC 805, and, therefore, was recorded as tax benefit in the 2009 first quarter. On March 31, 2010, the net deferred tax asset increased by $43.6 million as a result of the assets no longer being subject to the limitations of Internal Revenue Code (IRC) Section 382. In general, the limitations under IRC Section 382 apply to bad debt deductions, but IRC Section 382 only applies to bad debt deductions recognized within one year of the acquisition. Any bad debt deductions recognized after March 31, 2010 would not be limited by IRC Section 382.

4. INVESTMENT SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at March 31, 2010, December 31, 2009, and March 31, 2009:

	March 31, 2010		December 31, 2009		March 31, 2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$—	$—	$—	$—	$—	$—
1-5 years	49,997	50,185	99,735	99,154	50,779	50,815
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	49,997	50,185	99,735	99,154	50,779	50,815

Federal agencies — mortgage backed securities
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	738,661	741,492	692,119	688,420	1	1
Over 10 years	2,697,543	2,744,922	2,752,317	2,791,688	1,711,937	1,742,398

Total mortgage-backed Federal agencies	3,436,204	3,486,414	3,444,436	3,480,108	1,711,938	1,742,399

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	—	—	—	—	—	—
1-5 years	663,486	665,236	258,672	260,388	186,321	186,534
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	663,486	665,236	258,672	260,388	186,321	186,534

Other agencies
Under 1 year	158,208	159,865	159,988	162,518	1,456	1,505
1-5 years	2,474,382	2,477,584	2,556,213	2,555,782	1,079,455	1,094,020
6-10 years	10,476	10,667	8,614	8,703	7,260	7,522
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	2,643,066	2,648,116	2,724,815	2,727,003	1,088,171	1,103,047

Total U.S. Government backed agencies	6,792,753	6,849,951	6,527,658	6,566,653	3,037,209	3,082,795

Municipal securities
Under 1 year	—	—	—	—	—	—
1-5 years	23,098	23,771	6,050	6,123	1,165	1,196
6-10 years	103,904	106,844	54,445	58,037	50,938	54,177
Over 10 years	298,242	300,827	57,952	60,625	67,631	69,598

Total municipal securities	425,244	431,442	118,447	124,785	119,734	124,971

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	509,099	462,731	534,377	477,319	649,620	511,949

Total private label CMO	509,099	462,731	534,377	477,319	649,620	511,949

Asset backed securities (1)
Under 1 year	—	—	—	—	—	—
1-5 years	543,444	546,371	352,850	353,114	78,676	78,366
6-10 years	66,881	67,333	256,783	262,826	132,190	131,670
Over 10 years	369,727	219,079	518,841	364,376	646,898	486,227

Total asset-backed securities	980,052	832,783	1,128,474	980,316	857,764	696,263

Other
Under 1 year	1,551	1,561	2,250	2,250	1,349	1,351
1-5 years	6,721	6,855	4,656	4,798	53,049	53,077
6-10 years	1,104	1,176	1,104	1,166	1,106	1,127
Over 10 years	—	—	—	—	64	136
Non-marketable equity securities	304,915	304,915	376,640	376,640	427,772	427,772
Marketable equity securities	55,424	54,950	54,482	53,987	9,840	8,891

Total other	369,715	369,457	439,132	438,841	493,180	492,354

Total investment securities	$9,076,863	$8,946,364	$8,748,088	$8,587,914	$5,157,507	$4,908,332

(1)	Amounts at March 31, 2010 and December 31, 2009 include automobile asset backed securities with a fair value of $475.1 million and $309.4 million, respectively which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York. Amounts at December 31, 2009 include securities with a fair value of $161.0 million backed by student loans with a minimum 97% government guarantee.

Other securities at March 31, 2010, December 31, 2009 and March 31, 2009 include $165.6 million, $240.6 million, and $240.6 million of stock issued by the Federal Home Loan Bank of Cincinnati, $45.7 million of stock issued by the Federal Home Loan Bank of Indianapolis, and $93.6 million, $90.4 million and $141.7 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At March 31, 2010, December 31, 2009 and March 31, 2009, Huntington did not have any material equity positions in Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac).
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at March 31, 2010 and December 31, 2009.

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2010
U.S. Treasury	$49,997	$188	$—	$50,185
Federal Agencies
Mortgage-backed securities	3,436,204	55,747	(5,537)	3,486,414
TLGP securities	663,486	2,260	(510)	665,236
Other agencies	2,643,066	6,841	(1,791)	2,648,116

Total U.S. Government backed securities	6,792,753	65,036	(7,838)	6,849,951
Municipal securities	425,244	6,282	(84)	431,442
Private label CMO	509,099	220	(46,588)	462,731
Asset backed securities	980,052	3,450	(150,719)	832,783
Other securities	369,715	301	(559)	369,457

Total investment securities	$9,076,863	$75,289	$(205,788)	$8,946,364

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasury	$99,735	$—	$(581)	$99,154
Federal Agencies
Mortgage-backed securities	3,444,436	44,835	(9,163)	3,480,108
TLGP securities	258,672	2,037	(321)	260,388
Other agencies	2,724,815	6,346	(4,158)	2,727,003

Total U.S. Government backed securities	6,527,658	53,218	(14,223)	6,566,653
Municipal securities	118,447	6,424	(86)	124,785
Private label CMO	534,377	99	(57,157)	477,319
Asset backed securities	1,128,474	7,709	(155,867)	980,316
Other securities	439,132	296	(587)	438,841

Total investment securities	$8,748,088	$67,746	$(227,920)	$8,587,914

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2010 and December 31, 2009.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	793,110	(5,537)	—	—	793,110	(5,537)
TLGP securities	304,272	(510)	—	—	304,272	(510)
Other agencies	975,445	(1,766)	4,669	(25)	980,114	(1,791)

Total U.S. Government backed securities	2,072,827	(7,813)	4,669	(25)	2,077,496	(7,838)
Municipal securities	4,000	(10)	3,820	(74)	7,820	(84)
Private label CMO	17,122	(2,213)	457,082	(44,375)	474,204	(46,588)
Asset backed securities	99,863	(8,080)	348,950	(142,639)	448,813	(150,719)
Other securities	39,686	(413)	1,196	(146)	40,882	(559)

Total temporarily impaired securities	$2,233,498	$(18,529)	$815,717	$(187,259)	$3,049,215	$(205,788)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury	$99,154	$(581)	$—	$—	$99,154	$(581)
Federal Agencies
Mortgage-backed securities	1,324,960	(9,163)	—	—	1,324,960	(9,163)
TLGP securities	49,675	(321)	—	—	49,675	(321)
Other agencies	1,443,309	(4,081)	6,475	(77)	1,449,784	(4,158)

Total U.S. Government backed securities	2,917,098	(14,146)	6,475	(77)	2,923,573	(14,223)
Municipal securities	3,993	(7)	3,741	(79)	7,734	(86)
Private label CMO	15,280	(3,831)	452,439	(53,326)	467,719	(57,157)
Asset backed securities	236,451	(8,822)	207,581	(147,045)	444,032	(155,867)
Other securities	39,413	(372)	410	(215)	39,823	(587)

Total temporarily impaired securities	$3,212,235	$(27,178)	$670,646	$(200,742)	$3,882,881	$(227,920)

The following table is a summary of realized securities gains and losses for the three months ended March 31, 2010, and 2009:

(in thousands)	2010	2009
Gross gains on sales of securities	$6,776	$12,794
Gross (losses) on sales of securities	(346)	(6,805)

Net gain (loss) on sales of securities	6,430	5,989
Net other-than-temporary impairment recorded	(6,461)	(3,922)

Total securities gain (loss)	$(31)	$2,067

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
For the three months ended March 31, 2010, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the income statement for securities evaluated for impairment as described above

	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Total OTTI losses (unrealized and realized)	$(4,576)	$(649)	$(3,175)	$(8,400)
Unrealized OTTI recognized in OCI	3,934	(2,566)	571	1,939

Net impairment losses recognized in earnings	$(642)	$(3,215)	$(2,604)	$(6,461)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three months ended March 31, 2010:

	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
Balance, beginning of period	$6,186	$93,491	$24,731	$124,408
Credit losses not previous recognized	3,972	—	4,151	8,123
Change in expected cash flows	(234)	(3,976)	(3,936)	(8,146)
Additional credit losses	196	1,410	356	1,962

Balance, end of period	$10,120	$90,925	$25,302	$126,347

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at March 31, 2010.
The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held by Huntington for the three months ended March 31, 2010 is as follows:

(in thousands)	2010
Balance, beginning of period	$55,151
Additions for the credit component on debt securities in which OTTI was not previously recognized	6,461

Balance, end of period	$61,612

As of March 31, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional other-than-temporary impairment is required.
5. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
For the three months ended March 31, 2010, and 2009, Huntington sold $0.7 billion, and $1.5 billion of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $14.8 million, and $28.5 million, respectively, recorded in other non-interest income.
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
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three months ended March 31, 2010 and 2009:

	Three Months Ended
Fair Value Method	March 31,
(in thousands)	2010	2009
Fair value, beginning of period	$176,427	$167,438
New servicing assets created	—	23,074
Change in fair value during the period due to:
Time decay (1)	(1,672)	(1,623)
Payoffs (2)	(6,877)	(10,662)
Changes in valuation inputs or assumptions (3)	(5,772)	(10,389)

Fair value, end of period	$162,106	$167,838

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

	Three Months Ended
Amortization Method	March 31,
(in thousands)	2010	2009
Carrying value, beginning of year	$38,165	$—
New servicing assets created	8,797	—
Amortization and other	(1,516)	—

Carrying value, end of period	$45,446	$—

Fair value, end of period	$49,513	$—

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

A summary of key assumptions and the sensitivity of the MSR value at March 31, 2010 to changes in these assumptions follows:

			Decline in fair value due to
			10%	20%
			adverse	adverse
(in thousands)	Actual		change	change
Constant pre-payment rate	10.77%		$(11,444)	$(20,789)
Spread over forward interest rate swap rates	479	bps	(3,419)	(6,838)
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
Total servicing fees included in mortgage banking income amounted to $12.4 million, and $11.8 million for the three months ended March 31, 2010, and 2009, respectively.
Automobile Loans and Leases
With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans on January 1, 2010. Total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded. (See Note 15 for more information on the consolidation of the trust)
Automobile loan servicing rights are accounted for under the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
Changes in the carrying value of automobile loan servicing rights for the three months ended March 31, 2010 and 2009, and the fair value at the end of each period were as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Carrying value, beginning of period	$12,912	$1,656
New servicing assets created	—	19,538
Amortization and other (1)	(12,413)	(1,143)

Carrying value, end of period	$499	$20,051

Fair value, end of period	$801	$21,313

(1)	The three months ended March 31, 2010, included a $12.3 million reduction related to the consolidation of the VIE as noted above.
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $0.8 million, and $1.1 million for the three months ended March 31, 2010, and 2009, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by line of business for the three months ended March 31, 2010, was as follows:

	Retail &
	Business	Commercial	Commercial		Treasury/	Huntington
(in thousands)	Banking	Banking	Real Estate	PFG	Other	Consolidated
Balance, beginning of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268
Other adjustments	—	—	—	—		—

Balance, end of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We concluded that no goodwill impairment was required or existed during the 2010 first quarter.
At March 31, 2010, December 31, 2009 and March 31, 2009, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Value

March 31, 2010
Core deposit intangible	$376,846	$(181,320)	$195,526
Customer relationship	104,574	(28,193)	76,381
Other	25,164	(23,119)	2,045

Total other intangible assets	$506,584	$(232,632)	$273,952

December 31, 2009
Core deposit intangible	$376,846	$(168,651)	$208,195
Customer relationship	104,574	(26,000)	78,574
Other	26,465	(24,136)	2,329

Total other intangible assets	$507,885	$(218,787)	$289,098

March 31, 2009
Core deposit intangible	$373,300	$(125,495)	$247,805
Customer relationship	104,574	(19,087)	85,487
Other	29,327	(23,047)	6,280

Total other intangible assets	$507,201	$(167,629)	$339,572

The estimated amortization expense of other intangible assets for the remainder of 2010 and the next five years is as follows:

Amortization
(in thousands)	Expense

2010	$45,374
2011	53,342
2012	46,121
2013	40,526
2014	35,869
2015	19,469

7. OTHER LONG-TERM DEBT AND SUBORDINATED NOTES
The following table summarizes the changes in other long-term debt and subordinated notes during the three months ended March 31, 2010 and 2009:

	Other long-term	Subordinated
	debt	notes

Balance, January 1, 2010	$2,369,491	$1,264,202
Notes payable from consolidation of variable interest entities (VIE)	634,125 (1)	—
Redemptions/maturities	(278,257)	—
Amortization of issued discount	3,730	(222)
Fair value changes related to hedging	633	2,927
Other	(1,977)	—

Balance, March 31, 2010	$2,727,745	$1,266,907

Balance, January 1, 2009	$2,331,632	$1,950,097
Issuances	600,000 (2)	—
Redemptions/maturities	(199,410)	(26,050)
Amortization of issued discount	—	(85)
Fair value changes related to hedging	(87)	(18,579)
Other	2,311	—

Balance, March 31, 2009	$2,734,446	$1,905,383

(1)	With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans and related notes payable on January 1, 2010.

(2)	In the 2009 first quarter, the Bank issued $600 million of guaranteed other long-term debt through the Temporary Liquidity Guarantee Program (TLGP) with the FDIC. The majority of the resulting proceeds were used to satisfy unsecured other long-term debt maturities in 2009.
The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 14 for more information regarding such financial instruments.

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s other comprehensive income for the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
	2010
		Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)

Non-credit-related impairment losses on debt securities not expected to be sold	(1,939)	679	(1,260)
Unrealized holding gains (losses) on debt securities available for sale arising during the period	37,927	(13,404)	24,523
Less: Reclassification adjustment for net losses (gains) losses included in net income	31	(11)	20

Net change in unrealized holding gains (losses) on debt securities available for sale	36,019	(12,736)	23,283

Unrealized holding gains (losses) on equity securities available for sale arising during the period	21	(7)	14
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	21	(7)	14

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	5,074	(1,776)	3,298

Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income (loss)	$36,543	$(13,031)	$23,512

	Three Months Ended
	March 31,
	2009
		Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Unrealized holding (losses) gains on debt securities available for sale arising during the period	$74,702	$(26,386)	$48,316
Less: Reclassification adjustment for net losses (gains) losses included in net income	(2,067)	723	(1,344)

Net change in unrealized holding (losses) gains on debt securities available for sale	72,635	(25,663)	46,972

Unrealized holding (losses) gains on equity securities available for sale arising during the period	(444)	156	(288)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	(444)	156	(288)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(1,628)	570	(1,058)

Change in pension and post-retirement benefit plan assets and liabilities	2,273	(795)	1,478

Total other comprehensive (loss) income	$72,836	$(25,732)	$47,104

Activity in accumulated other comprehensive income for the three months ended March 31, 2010 and 2009, were as follows:

				Accumulated
				Unrealized Losses
			Unrealized gains	for Pension and
	Unrealized gains	Unrealized gains	and losses on cash	Other
	and losses on debt	and losses on	flow hedging	Post-retirement
(in thousands)	securities	equity securities	derivatives	obligations	Total
Balance, December 31, 2008	$(207,427)	$(329)	$44,638	$(163,575)	$(326,693)
Period change	46,972	(288)	(1,058)	1,478	47,104

Balance, March 31, 2009	(160,455)	(617)	43,580	(162,097)	(279,589)

Balance, December 31, 2009	(103,060)	(322)	58,865	(112,468)	(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	23,283	14	3,298	1,166	27,761

Balance, March 31, 2010	$(84,026)	$(308)	$62,163	$(111,302)	$(133,473)

9. SHAREHOLDERS’ EQUITY
Change in Shares Authorized
During the second quarter of 2010, Huntington amended its charter to, among other things, to increase the number of authorized shares of common stock from 1.0 billion shares to 1.5 billion shares.
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

Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at March 31, 2010). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.
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
A company that participates in the TARP must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. As of March 31, 2010, Huntington is in compliance with all TARP standards, restrictions, and dividend payments.
Share Repurchase Program
As a condition to participate in the TARP, Huntington may not repurchase any additional shares without prior approval from the Department of Treasury. Huntington did not repurchase any shares for the three months ended March 31, 2010. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program).

10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is the amount of earnings (loss) (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 9). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings (loss) per share, net income (loss) available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted earnings (loss) per share for each of the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Basic earnings (loss) per common share
Net income (loss)	$39,737	$(2,433,207)
Preferred stock dividends and amortization of discount	(29,357)	(58,793)

Net income (loss) available to common shareholders	$10,380	$(2,492,000)
Average common shares issued and outstanding	716,320	366,919
Basic earnings (loss) per common share	$0.01	$(6.79)
Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$10,380	$(2,492,000)

Net income (loss) applicable to diluted earnings per share	$10,380	$(2,492,000)
Average common shares issued and outstanding	716,320	366,919
Dilutive potential common shares:
Stock options and restricted stock units	1,413	—
Shares held in deferred compensation plans	860	—

Dilutive potential common shares:	2,273	—

Total diluted average common shares issued and outstanding	718,593	366,919
Diluted earnings (loss) per common share	$0.01	$(6.79)
Due to the loss attributable to common shareholders for the three months ended March 31, 2009, no potentially dilutive shares are included in loss per share calculations for those periods as including such shares in the calculation would reduce the reported loss per share. Approximately 21.1 million, and 25.0 million options to purchase shares of common stock outstanding at the end of March 31, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $18.46 per share, and $18.96 per share at the end of each respective period.
11. SHARE-BASED COMPENSATION
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
Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three months ended March 31, 2010, and 2009.

	Three Months Ended
	March 31,
	2010	2009
Assumptions
Risk-free interest rate	2.98%	2.03%
Expected dividend yield	0.97	0.83
Expected volatility of Huntington’s common stock	60.0	35.0
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$2.24	$1.66

The following table illustrates total share-based compensation expense and related tax benefit for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Share-based compensation expense	$2,933	$2,823
Tax benefit	1,027	988
Huntington’s stock option activity and related information for the three months ended March 31, 2010, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2010	23,722	$17.21
Granted	266	4.20
Exercised	—	—
Forfeited/expired	(818)	14.88

Outstanding at March 31, 2010	23,170	$17.14	3.0	$3,668

Vested and expected to vest at March 31, 2010 (1)	21,900	$17.83	2.8	$2,514

Exercisable at March 31, 2010	18,828	$19.62	2.3	$107

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. There were no exercises of stock options for the three months ended March 31, 2010 or 2009.
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

The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of March 31, 2010, and activity for the three months ended March 31, 2010:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2010	2,717	$7.50	174	$3.45
Granted	72	4.24	87	4.93
Released	(18)	13.03	(26)	3.92
Forfeited	(59)	8.19	—	—

Nonvested at March 31, 2010	2,712	$7.36	235	$3.95

(1)	Includes restricted stock awards granted under the Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the pay date and not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met.
The weighted-average grant date fair value of nonvested shares granted for the three months ended March 31, 2010, and 2009, were $4.62, and $1.66, respectively. The total fair value of awards vested during the three months ended March 31, 2010 and 2009, was $0.2 million, and $0.1 million, respectively. As of March 31, 2010, the total unrecognized compensation cost related to nonvested awards was $7.8 million with a weighted-average expense recognition period of 1.52 years.
Of the remaining 31.1 million shares of common stock authorized for issuance at March 31, 2010, 26.1 million were outstanding and 5.0 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At March 31, 2010, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2010.
12. BENEFIT PLANS
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
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement health-care benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage. The employer paid portion of the post-retirement health and life insurance plan was eliminated for employees retiring on and after March 1, 2010. Eligible employees retiring on and after March 1, 2010, who elect retiree medical coverage will pay the full cost of this coverage. The company will not provide any employer paid life insurance to employees retiring on and after March 1, 2010. Eligible employees will be able to convert or port their existing life insurance at their own expense under the same terms that are available to all terminated employees.
Beginning January 1, 2010, there were changes to the way the future early and normal retirement benefit are calculated under the Retirement Plan for service on and after January 1, 2010. While these changes did not affect the benefit earned under the Retirement Plan through December 31, 2009, there will be a reduction in future benefits. In addition, employees hired or rehired on and after January 1, 2010 are not eligible to participate in the Retirement Plan.

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Service cost	$5,051	$6,155	$—	$465
Interest cost	7,217	7,055	433	895
Expected return on plan assets	(10,528)	(10,551)	—	—
Amortization of transition asset	2	1	—	276
Amortization of prior service cost	(1,442)	121	(338)	95
Amortization of gains	3,747	—	—	—
Settlements	1,725	1,725	—	—
Recognized net actuarial loss (gain)	—	1,874	(175)	(231)

Benefit expense	$5,772	$6,380	$(80)	$1,500

There is no required minimum contribution for 2010 to the Retirement Plan.
The Huntington National Bank, as trustee, held all Plan assets at March 31, 2010, and December 31, 2009. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
	March 31,		December 31,
(in thousands)	2010		2009
Cash	$2	—%	$—	—%
Cash equivalents:
Huntington funds — money market	3,740	1	11,304	2
Other	2,150	1	2,777	1
Fixed income:
Huntington funds — fixed income funds	124,947	27	125,323	28
Corporate obligations	1,072	—	1,315	—
U.S. Government Agencies	1,514	—	497	—
Equities:
Huntington funds — equity funds	299,152	64	256,222	57
Huntington funds — equity mutual funds	—	—	31,852	7
Other — equity mutual funds	123	—	122	—
Huntington common stock	21,168	5	14,347	3
Other common stock	10,813	2	10,355	2

Fair value of plan assets	$464,681	100%	$454,114	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2010 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At March 31, 2010, Plan assets were invested 71% in equity investments and 29% in bonds, with an average duration of 3.4 years on bond investments. Although it may fluctuate with market conditions, management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
Huntington also sponsors other nonqualified retirement plans, the most significant being the Supplemental Executive Retirement Plan (SERP) and the Supplemental Retirement Income Plan (SRIP). The SERP provides certain current and former officers and directors, and the SRIP provides certain current officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

Huntington has a defined contribution plan that is available to eligible employees. In the first quarter of 2009, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. As a result, there was no cost of providing the plan in 2010. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the plan. For the three months ended March 31, 2009, the cost of providing the plan was $3.1 million. Effective May 1, 2010, Huntington reinstated the employer matching contribution to the defined contribution plan and the Educational Assistance Plan.
13. FAIR VALUES OF ASSETS AND LIABILITIES
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

Financial Instrument	Hierarchy	Valuation methodology

Mortgage loans held-for-sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held-for-sale are estimated using security prices for similar product types. At March 31, 2010, mortgage loans held for sale had an aggregate fair value of $319.2 million and an aggregate outstanding principal balance of $311.2 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $15.1 million and $25.6 million for the three months ended March 31, 2010 and 2009, respectively.

Investment Securities & Trading Account Securities(1)	Level 1	Consist of U.S. Treasury and other federal agency securities, and money market mutual funds which generally have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed securities and municipal securities for which an active market is not available. Third-party pricing services provide a fair value estimate based upon trades of similar financial instruments.

	Level 3	Consist of asset-backed securities, pooled trust-preferred securities, certain private label CMOs, and variable rate demand notes for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Automobile loans(2)	Level 1	Consists of certain automobile loans measured at fair value based on interest rates available from similarly traded securities.

	Level 3	Consists of certain automobile loans measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivable included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads.

Mortgage Servicing Rights (MSRs)(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is based upon the final month-end valuation, which utilizes the month-end curve and prepayment assumptions.

Derivatives(4)	Level 1	Consist of exchange traded contracts and forward commitments to deliver mortgage-backed securities which have quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters.

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Securitization trust notes payable(4)	Level 1	Consists of certain notes payable related to the automobile loans measured at fair value. The notes payable are valued based upon Level 1 prices because they are actively traded in the market.

(1)	Refer to Note 4 for additional information.

(2)	Refer to Note 5 for additional information.

(3)	Refer to Note 14 for additional information.

(4)	Refer to Note 2, 5, and 14 for additional information.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2010, December 31, 2009 and March 31, 2009 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2010
Assets
Mortgage loans held for sale	$—	$319,166	$—	$—	$319,166
Trading account securities	110,524	39,939	—	—	150,463
Investment securities	3,391,382	4,249,660	1,000,407	—	8,641,449
Automobile loans	546,663	—	183,845	—	730,508
Mortgage servicing rights	—	—	162,106	—	162,106
Derivative assets	1,253	346,865	3,301	(53,458)	297,961

Liabilities
Securitization trust notes payable	573,018	—	—	—	573,018
Derivative liabilities	722	232,216	4,134	—	237,072

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2009
Assets
Mortgage loans held for sale	$—	$459,719	$—	$—	$459,719
Trading account securities	56,009	27,648	—	—	83,657
Investment securities	3,111,845	4,203,497	895,932	—	8,211,274
Mortgage servicing rights	—	—	176,427	—	176,427
Derivative assets	7,711	341,676	995	(62,626)	287,756
Equity investments	—	—	25,872	—	25,872

Liabilities
Derivative liabilities	119	233,597	5,231	—	238,947

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2009
Assets
Mortgage loans held for sale	$—	$469,560	$—	$—	$469,560
Trading account securities	56,144	27,410	—	—	83,554
Investment securities	1,352,543	1,919,805	1,208,212	—	4,480,560
Mortgage servicing rights	—	—	167,838	—	167,838
Derivative assets	474	589,682	9,580	(174,764)	424,972
Equity investments	—	—	32,480	—	32,480

Liabilities
Derivative liabilities	10,262	353,757	65	(287,327)	76,757

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three months ended March 31, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$176,427	$(4,236)	$116,934	$106,091	$477,319	$195,588	$—	$25,872
Total gains/losses:
Included in earnings	(14,321)	3,392	(599)	(3,451)	(2,090)	—	5,259	—
Included in OCI	—	—	1,446	2,741	10,690	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(1,838)	—	—	—	—	—
Repayments	—	—	—	—	—	—	(1,433)	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	11	(2,245)	—	(23,188)	(16,555)	—	—
Transfers in/out of Level 3 (1)	—	—	—	—	—	139,564	180,019	(25,872)

Balance, end of period	$162,106	$(833)	$113,698	$105,381	$462,731	$318,597	$183,845	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(14,321)	$3,403	$847	$(710)	$8,600	$—	$5,259	$—

(1)	Transfers in/out of other investment securities includes the addition of $323.6 million relating to municipal securities, a transfer out of $184.0 million related to the consolidation of the 2009 Trust (see Notes 5 and 15), a transfer in of Loans related to the 2009 Trust, and a transfer out of $25.9 million related to Equity Investments no longer valued under the fair value guidance of ASC 820.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$167,438	$8,132	$322,421	$141,606	$523,515	$—	$—	$36,893
Total gains/losses:
Included in earnings	(1,988)	1,968	2,966	(2,395)	724	—	—	(1,320)
Included in OCI	—	—	36,869	(8,686)	13,320	(830)	—	—
Purchases	—	—	—	—	—	258,415	—	767
Sales	—	—	—	—	—	—	—	—
Repayments	—	—	—	—	—	—	—	—
Issuances	2,388	—	—	—	—	—	—	—
Settlements	—	(585)	(6,526)	(28)	(25,610)	—	—	(3,860)

Balance, end of period	$167,838	$9,515	$355,730	$130,497	$511,949	$257,585	$—	$32,480

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,988)	$1,382	$39,834	$(11,081)	14,044	$(829)	$—	$(1,320)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(14,321)	$3,392	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(642)	(3,215)	(2,604)	—	—	—
Interest and fee income	—	—	43	(236)	514	—	(1,220)	—
Noninterest income	—	—	—	—	—	—	6,479	—

Total	$(14,321)	$3,392	$(599)	$(3,451)	$(2,090)	$—	$5,259	$—

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(1,988)	$1,968	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(1,505)	(2,432)	—	—	—	—
Interest and fee income	—	—	4,471	37	724	—	—	—
Noninterest income	—	—	—	—	—	—	—	(1,320)

Total	$(1,988)	$1,968	$2,966	$(2,395)	$724	$—	$—	$(1,320)

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
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the three months ended March 31, 2010 and 2009, Huntington identified $27.0 million, and $62.8 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the three months ended March 31, 2010 and 2009, nonrecurring fair value losses of $7.9 million and $33.5 million, respectively, were recorded within the provision for credit losses.
Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. At March 31, 2010 and 2009, Huntington had $152.3 million and $210.8 million, respectively of OREO assets at fair value. Losses of $11.5 million and $9.9 million were recorded within noninterest expense.

Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2010 and December 31, 2009 are presented in the following table:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$1,674,722	$1,674,722	$1,840,719	$1,840,719
Trading account securities	150,463	150,463	83,657	83,657
Loans held for sale	327,408	327,408	461,647	461,647
Investment securities	8,946,364	8,946,364	8,587,914	8,587,914
Net loans and direct financing leases	35,453,712	33,356,786	35,308,184	32,598,423
Derivatives	297,971	297,971	287,756	287,756

Financial Liabilities:
Deposits	(40,303,467)	(40,530,220)	(40,493,927)	(40,753,365)
Short-term borrowings	(980,839)	(968,271)	(876,241)	(857,254)
Federal Home Loan Bank advances	(157,895)	(157,895)	(168,977)	(168,977)
Other long term debt	(2,727,745)	(2,726,066)	(2,369,491)	(2,332,300)
Subordinated notes	(1,266,907)	(1,075,132)	(1,264,202)	(989,989)
Derivatives	(237,072)	(237,072)	(238,947)	(238,947)
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

14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At March 31, 2010, December 31, 2009 and March 31, 2009, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $24.7 million, $20.3 million and $58.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At March 31, 2010, Huntington pledged $233.3 million investment security and cash collateral to various counterparties, while various other counterparties pledged $60.5 million investment security and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide any additional collateral.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2010, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,215,000	$8,215,000
Deposits	801,525	—	801,525
Subordinated notes	298,000	—	298,000
Other long-term debt	35,000	—	35,000

Total notional value at March 31, 2010	$1,134,525	$8,215,000	$9,349,525

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2010:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps — receive fixed — generic	$8,215,000	1.8	$37,049	1.50%	0.52%
Liability conversion swaps — receive fixed — generic	1,134,525	2.8	42,949	2.38	0.33

Total swap portfolio	$9,349,525	1.9	$79,998	1.61%	0.49%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase/(decrease) to net interest income of $58.0 million, and $31.2 million for the three months ended March 31, 2010, and 2009, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.1 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.1 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s class B Visa shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of class B shares resulting from the Visa litigation. At March 31, 2010, the fair value of the swap liability of $3.9 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa litigation losses.

The following table presents the fair values at December 31, 2010 and 2009 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$79,998	$85,984	$186,900
Interest rate contracts not designated as hedging instruments	266,867	255,692	410,817
Foreign exchange contracts not designated as hedging instruments	274	—	—

Total contracts	$347,139	$341,676	$597,717

Liability derivatives included in accrued expenses and other liabilities

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$—	$3,464	$949
Interest rate contracts not designated as hedging instruments	236,109	234,026	352,808

Total contracts	$236,109	$237,490	$353,757

Fair value hedges are purchased to convert deposits and subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the increase or (decrease) to interest expense for the three months ended March 31, 2010 and 2009 for derivatives designated as fair value hedges:

Derivatives in fair value		Increase (decrease) to
hedging relationships		interest expense
(in thousands)	Location of change in fair value recognized in earnings on derivative	2010	2009
Interest Rate Contracts
Deposits	Interest expense — deposits	$(739)	$(346)
Subordinated notes	Interest expense — subordinated notes and other long term debt	(4,323)	(6,346)
Other long term debt	Interest expense — subordinated notes and other long term debt	(260)	486

Total		$(5,322)	$(6,206)

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

The following table presents the gains and (losses) recognized in other comprehensive income (loss) (OCI) and the location in the consolidated statements of income of gains and (losses) reclassified from OCI into earnings for the three months ended March 31, 2010 and 2009 for derivatives designated as effective cash flow hedges:

				Amount of gain or
	Amount of gain or			(loss) reclassified
Derivatives in cash	(loss) recognized in			from accumulated
flow hedging	OCI on derivatives			OCI into earnings
relationships	(effective portion)		Location of gain or (loss) reclassified from accumulated	(effective portion)
(in thousands)	2010	2009	OCI into earnings (effective portion)	2010	2009
Interest rate contracts
Loans	$25,762	$(15,324)	Interest and fee income — loans and leases	$(35,655)	$16,888
FHLB Advances	—	1,338	Interest expense — FHLB Advances	1,265	1,861
Deposits	—	136	Interest expense — deposits	—	1,623
Subordinated notes	—	43	Interest expense — subordinated notes and other long term debt	(410)	(669)
Other long term debt	—	—	Interest expense — subordinated notes and other long term debt	—	(122)

Total	$25,762	$(13,807)		$(34,800)	$19,581

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as fair value and cash flow hedges for the three months ended March 31, 2010, and 2009.

(in thousands)	2010	2009
Derivatives in fair value hedging relationships
Interest rate contracts
Deposits	$156	$342
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	867	491
FHLB Advances	—	(792)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at March 31, 2010, December 31, 2009, and March 31, 2009 were $44.0 million, $45.1 million and $40.7 million, respectively. Changes in fair value of $2.7 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively, were reflected in other noninterest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.4 billion, $9.6 billion and $10.5 billion at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $266.9 million, $255.7 million and $409.3 million at the same dates, respectively.

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

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
Derivative assets:
Interest rate lock agreements	$3,301	$995	$9,580
Forward trades and options	979	7,711	474

Total derivative assets	4,280	8,706	10,054

Derivative liabilities:
Interest rate lock agreements	(241)	(1,338)	(65)
Forward trades and options	(722)	(119)	(10,262)

Total derivative liabilities	(963)	(1,457)	(10,327)

Net derivative liability	$3,317	$7,249	$(273)

The total notional value of these derivative financial instruments at March 31, 2010, December 31, 2009 and March 31, 2009, was $3.5 billion, $3.7 billion, $4.9 billion, respectively. The total notional amount at March 31, 2010 corresponds to trading assets with a fair value of $6.8 million and trading liabilities with a fair value of $1.8 million. Total MSR hedging gains and (losses) for the three months ended March 31, 2010, and 2009, were $11.9 million, and $9.4 million, respectively. Included in total MSR hedging gains and losses for the three months ended March 31, 2010, and 2009 were gains and (losses) related to derivative instruments of $11.5 million, and $6.7 million, respectively. These amounts are included in mortgage banking income in the condensed consolidated statements of income.
15. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Consolidated variable interest entities at March 31, 2010 consist of the Franklin 2009 Trust (See Note 3) and certain loan securitization trusts. Loan securitizations include auto loan and lease securitization trusts formed in 2009, 2008, 2006, and 2000. Huntington has determined that the trusts are variable interest entities (VIEs). Through Huntington’s continuing involvement in the trusts (including ownership of beneficial interests and certain servicing or collateral management activities), Huntington is the primary beneficiary.
With the adoption of amended accounting guidance for VIEs, Huntington consolidated the 2009 Trust containing automobile loans on January 1, 2010. Huntington has elected the fair value option under ASC 825, Financial Instruments, for both the auto loans and the related debt obligations. Upon adoption of the new accounting standard, total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded.
The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	March 31, 2010
	Franklin
(in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
Assets
Cash	$—	$30,468	$29,351	$227,740	$54,916	$342,475
Loans and leases	418,859	730,508	469,613	1,233,311	21,396	2,873,687
Allowance for loan and lease losses	—	—	(5,729)	(15,046)	(260)	(21,035)

Net loans and leases	418,859	730,508	463,884	1,218,265	21,136	2,852,652
Accrued income and other assets	35,209	3,109	2,501	5,769	81	38,740

Total assets	$454,068	$764,085	$495,736	$1,451,774	$76,133	$3,233,867

Liabilities
Other long-term debt	$76,124	$573,018	$329,944	$1,061,039	$—	$2,040,125
Accrued interest and other liabilities	4,054	2,620	631	12,712	—	20,017

Total liabilities	$80,178	$575,638	$330,575	$1,073,751	$—	$2,060,142

The auto loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Trust Preferred Securities
Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at March 31, 2010 follows:

	Principal amount of	Investment in
	subordinated note/	unconsolidated
(in thousands)	debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	$138,816	$6,186
Huntington Capital II	60,093	3,093
Huntington Capital III	114,052	10
BancFirst Ohio Trust Preferred	23,287	619
Sky Financial Capital Trust I	64,744	1,856
Sky Financial Capital Trust II	30,929	929
Sky Financial Capital Trust III	77,728	2,320
Sky Financial Capital Trust IV	77,729	2,320
Prospect Trust I	6,186	186

Total	$593,564	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.
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
Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At March 31, 2010, December 31, 2009 and March 31, 2009, Huntington has commitments of $289.3 million, $285.3 million and $198.8 million, respectively of which $203.3 million, $192.7 million and $156.6 million, respectively are funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at March 31, 2010, December 31, 2009 and March 31, 2009, were as follows:

	March 31,	December 31,	March 31,
(in millions)	2010	2009	2009

Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,664	$5,834	$6,235
Consumer	5,080	5,028	4,974
Commercial real estate	922	1,075	1,672
Standby letters of credit	557	577	1,042
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.7 million, $2.8 million and $3.8 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2010, Huntington had $0.6 billion of standby letters of credit outstanding, of which 65% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company (HIC), the Company’s broker-dealer subsidiary. As a result of a change in credit ratings and pursuant to the letters of credit issued by the Bank, the Bank repurchased substantially all of these securities, net of payments and maturities, during 2009.
Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of March 31, 2010, approximately $75.3 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $418.9 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $62.4 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At March 31, 2010, December 31, 2009 and March 31, 2009, Huntington had commitments to sell residential real estate loans of $600.9 million, $662.9 million and $912.5 million, respectively. These contracts mature in less than one year.

Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2005. Various state and other jurisdictions remain open to examination for tax years 2000 and forward.
Both the IRS and state tax officials from Ohio, Indiana and Kentucky have proposed adjustments to the Company’s previously filed tax returns. Management believes that the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, the Company believes that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes”. At December 31, 2009 and March 31, 2010, the Company had a net unrecognized tax benefit of $13.5 million and $18.6 million, respectively, in income tax reserves related to tax positions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the financial statements as a whole. The Company recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the periods ended March 31, 2010, December 31, 2009 and March 31, 2009 and no amounts accrued at March 31, 2010. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
Health Care and Education Reconciliation Act of 2010 (Act)
On March 23, 2010, the Act was signed into law. The Act includes a provision to repeal the deduction for employer subsidies for retiree drug coverage under Medicare Part D. Under prior law, an employer offering retiree prescription drug coverage that is at least as valuable as Medicare Part D was entitled to a subsidy. Employers were able to deduct the entire cost of providing prescription drug coverage, even though a portion was offset by the subsidy. For taxable years beginning after December 31, 2012, the Act repeals the current rule permitting the deduction of the portion of the expense that was offset by the Part D subsidy. As a result of this provision, the deferred tax asset associated with prescription drug coverage was reduced by $3.6 million.
Litigation
Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007, or July 20, 2007 to January 10, 2008. On June 5, 2008, the two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007, alleging that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin. The action was dismissed on December 4, 2009, and the plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On April 22, 2010 the plaintiffs dismissed their appeal with prejudice.
Three putative derivative lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. The derivative action filed in the United States District Court for the Southern District of Ohio was dismissed on September 23, 2009. The plaintiff in that action thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit, but the appeal was dismissed at the plaintiff’s request on January 12, 2010. That plaintiff subsequently sent a letter to Huntington’s Board of Directors demanding that it initiate certain litigation. The Board has appointed a special independent committee to review and investigate the allegations made in the letter, and based upon that investigation, to recommend to the Board what actions, if any, should be taken. The Court of Common Pleas of Franklin County, Ohio granted the defendant’s motion to dismiss the derivative lawsuit pending in that court. A motion to dismiss the suit filed in the Court of Common Pleas of Delaware County, Ohio was filed on March 10, 2008, and is currently pending. At this stage of the proceedings, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.

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
17. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009
ASSETS
Cash and cash equivalents (1)	$1,090,753	$1,376,539	$1,173,649
Due from The Huntington National Bank (2)	954,205	955,695	541,926
Due from non-bank subsidiaries	258,009	273,317	307,926
Investment in The Huntington National Bank	3,182,944	2,821,181	2,883,113
Investment in non-bank subsidiaries	825,108	815,730	854,204
Accrued interest receivable and other assets	168,807	112,557	169,180

Total assets	$6,479,826	$6,355,019	$5,929,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$691	$1,291	$1,393
Long-term borrowings	637,434	637,434	803,699
Dividends payable, accrued expenses, and other liabilities	472,015	380,292	310,170

Total liabilities	1,110,140	1,019,017	1,115,262

Shareholders’ equity (3)	5,369,686	5,336,002	4,814,736

Total liabilities and shareholders’ equity	$6,479,826	$6,355,019	$5,929,998

(1)	Includes restricted cash of $125,000 at March 31, 2010

(2)	Related to subordinated notes described in Note 7.

(3)	See Huntington’s Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(in thousands)	2010	2009
Income
Dividends from
The Huntington National Bank	$—	$—
Non-bank subsidiaries	18,000	9,250
Interest from
The Huntington National Bank	21,016	11,351
Non-bank subsidiaries	3,463	4,431
Other	1,697	(180)

Total income	44,176	24,852

Expense
Personnel costs	1,037	2,087
Interest on borrowings	5,541	9,390
Other	12,693	6,474

Total expense	19,271	17,951

Income before income taxes and equity in undistributed net income of subsidiaries	24,905	6,901
Income taxes	15,849	(51,627)

Income before equity in undistributed net income of subsidiaries	9,056	58,528
Increase (decrease) in undistributed net income of:
The Huntington National Bank	40,167	(2,460,305)
Non-bank subsidiaries	(9,486)	(31,430)

Net income (loss)	$39,737	$(2,433,207)

	Three Months Ended
Statements of Cash Flows	March 31,
(in thousands)	2010	2009

Operating activities
Net income (loss)	$39,737	$(2,433,207)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(48,681)	2,491,735
Depreciation and amortization	255	270
Other, net	36,682	(47,804)

Net cash provided by operating activities	27,993	10,994

Investing activities
Repayments from subsidiaries	19,471	215,242
Advances to subsidiaries	(301,211)	(104,312)

Net cash (used for) provided by investing activities	(281,740)	110,930

Financing activities
Payment of borrowings	(600)	—
Dividends paid on preferred stock	(25,179)	(29,761)
Dividends paid on common stock	(7,144)	(40,257)
Other, net	884	(313)

Net cash used for financing activities	(32,039)	(70,331)

Change in cash and cash equivalents	(285,786)	51,593
Cash and cash equivalents at beginning of period	1,376,539	1,122,056

Cash and cash equivalents at end of period	$1,090,753	$1,173,649

Supplemental disclosure:
Interest paid	$5,541	$9,390
18. SEGMENT REPORTING
Huntington operates as five distinct segments: Retail and Business Banking, Commercial Banking, Commercial Real Estate, Auto Finance and Dealer Services (AFDS), and the Private Financial Group (PFG). A sixth group includes the Treasury function and other unallocated assets, liabilities, revenue, and expense.
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
Retail and Business Banking: This segment provides traditional banking products and services to consumer and small business customers located within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and small business administration (SBA) lending. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At March 31, 2010, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.
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
Auto Finance and Dealer Services (AFDS): This segment provides a variety of banking products and services to approximately 2,100 automotive dealerships within the Company’s primary banking markets. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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
The management accounting process used to develop the business segment reporting utilized various estimates and allocation methodologies to measure the performance of the business segments. Huntington utilizes a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin assets, reported “Significant Items” (excluding the goodwill impairment), and a small residual of other unallocated expenses, are allocated to the other five business segments.

Listed below is certain operating basis financial information reconciled to Huntington’s 2010, and 2009 reported results by business segment:

	Three Months Ended March 31,
	Retail &			Former
Income Statements	Business		Commercial	Regional				Treasury/	Huntington
(in thousands )	Banking	Commercial	Real Estate	Banking		AFDS	PFG	Other	Consolidated

2010
Net interest income	$218,003	$54,490	$38,133	$310,626		$39,416	$22,540	$21,311	$393,893
Provision for credit losses	(65,220)	(43,295)	(126,017)	(234,532)		2,748	8,295	(11,519)	(235,008)
Non interest income	116,401	25,499	358	142,258		16,560	65,763	16,271	240,852
Non interest expense	(239,823)	(37,954)	(12,183)	(289,960)		(27,592)	(70,807)	(9,734)	(398,093)
Income taxes	(10,276)	441	34,897	25,062		(10,896)	(9,027)	32,954	38,093

Operating/reported net income (loss)	$19,085	$(819)	$(64,812)	$(46,546)		$20,236	$16,764	$49,283	$39,737

2009
Net interest income	$233,333	$53,148	$33,377	$319,858		$39,471	$18,172	$(39,996)	$337,505
Provision for credit losses	(86,612)	(52,141)	(101,150)	(239,903)		(44,039)	(9,557)	1,662	(291,837)
Non-Interest income	125,473	24,647	1,083	151,203		9,926	63,593	14,380	239,102
Non-Interest expense, excluding goodwill impairment	(215,417)	(31,077)	(8,006)	(254,500)		(31,272)	(59,128)	(22,156)	(367,056)
Goodwill impairment	—	—	—	(2,573,818	)(1)	—	(28,895)	—	(2,602,713)
Income taxes	(19,872)	1,898	26,144	8,170		9,070	5,535	229,017	251,792

Operating/reported net income (loss)	$36,905	$(3,525)	$(48,552)	$(2,588,990)		$(16,844)	$(10,280)	$182,907	$(2,433,207)

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment.
The allocation of this amount to the new business segments was not practical.

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions)	2010	2009	2009	2010	2009	2009

Retail & Business Banking	$16,334	$16,565	$16,949	$28,658	$28,877	$27,741
Commercial Banking	7,592	7,767	8,520	6,465	6,031	6,151
Commercial Real Estate	6,727	7,426	8,383	566	535	479
AFDS	6,084	5,142	4,941	87	83	72
PFG	3,271	3,254	3,262	3,349	3,409	2,187
Treasury / Other	11,859	11,401	9,647	1,178	1,559	2,440

Total	$51,867	$51,555	$51,702	$40,303	$40,494	$39,070

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2009 Form 10-K.

Item 4.	Controls and Procedures
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

Item 4(T).	Controls and Procedures
Not applicable.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1.	Legal Proceedings
Information required by this item is set forth in Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

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

				SEC File or
Exhibit			Report or Registration	Registration	Exhibit
Number		Document Description	Statement	Number	Reference
2.1		Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1		Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2		Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3		Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4		Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5		Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6		Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7		Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8		Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9		Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of April 22, 2010.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.2
4.1
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*	Second amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.2	*	Form of Executive Agreement for certain executive officers
12.1		Ratio of Earnings to Fixed Charges.
12.2		Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1		Rule 13a-14(a) Certification — Chief Executive Officer.
31.2		Rule 13a-14(a) Certification — Chief Financial Officer.
32.1		Section 1350 Certification — Chief Executive Officer.
32.2		Section 1350 Certification — Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: May 7, 2010	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: May 7, 2010	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer