Form 10-Q
period 2010-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2010-08-09
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 716,862,118 shares of Registrant’s common stock ($0.01 par value) outstanding on July 31, 2010.

HUNTINGTON BANCSHARES INCORPORATED
INDEX

PART 1. FINANCIAL INFORMATION
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Huntington Bancshares Incorporated (we or our) is a multi-state diversified regional bank holding company headquartered in Columbus, Ohio. We have more than 144 years of serving the financial needs of our customers. Through our subsidiaries, including our banking subsidiary, The Huntington National Bank (the Bank), we provide full-service commercial and consumer banking services, mortgage banking services, equipment leasing, investment management, trust services, brokerage services, customized insurance service program, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. We also offer retail and commercial financial services online at huntington.com; through our 24-hour telephone bank; and through our network of over 1,300 ATMs. The Auto Finance and Dealer Services (AFDS) group offers automobile loans to consumers and commercial loans to automobile dealers within our six-state banking franchise area. Selected financial service activities are also conducted in other states including: Private Financial Group (PFG) offices in Florida, Massachusetts, and New York and Mortgage Banking offices in Maryland and New Jersey. International banking services are available through the headquarters office in Columbus and a limited purpose office located in the Cayman Islands and another in Hong Kong.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. It updates the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), and should be read in conjunction with our 2009 Form 10-K, as well as the financial statements, notes, and other information contained in this report.
Our discussion is divided into key segments:
•	Executive Overview - Provides a summary of our current financial performance, financial condition, and/or business condition. This section also provides our outlook regarding our performance for the remainder of the year.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items” section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Business Segment Discussion - Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•	Additional Disclosures - Provides comments on important matters including risk factors, critical accounting policies and use of significant estimates, acquisitions, and other items.
A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW
Summary of 2010 Second Quarter Results
Continuing to build upon the momentum from the prior quarter, we reported net income of $48.8 million, or $0.03 per common share, compared with $39.7 million, or $0.01 per common share, in the prior quarter (see Table 1). Pretax, pre-provision income was $270.5 million, up $18.6 million, or 7%, from the prior quarter, and primarily resulted from a $34.8 million, or 5% increase in fully-taxable equivalent revenue. Pretax, pre-provision income increased for the sixth consecutive quarter (see Table 4).
Credit quality performance in the current quarter continued to show improvement. This improvement reflected the benefits of our focused actions taken in 2009 to address credit-related issues. Compared with the prior quarter, nonperforming assets (NPAs) declined 17%, new NPAs declined 28%, and our nonaccrual loan coverage ratio improved to 120% from 87%. We also saw a decline in the level of criticized commercial loans reflecting a decrease in the level of inflows. Although net charge-offs (NCOs) increased $40.7 million, the current quarter was impacted by $80.0 million of NCOs related to our relationship with Franklin Credit Management Corporation (Franklin). Non-Franklin-related NCOs declined $27.8 million.
At the end of the current quarter, we transferred all of our Franklin-related loans to loans held-for-sale at a lower of cost or fair value of $323.4 million. This had a significant impact on the current quarter’s performance as this action resulted in $75.5 million of charge-offs, with a commensurate increase in the provision for credit losses. As the current quarter progressed, we saw renewed buyer interest in distressed debt that, among other factors, provided us a business opportunity to move the portfolio to loans held for sale. (See “Significant Items” for additional discussion).
On July 20, 2010, $274.2 million of the Franklin-related residential mortgages were sold, leaving the remaining Franklin-related portfolio balance of only $49.2 million. Going forward, we anticipate this sale will improve our overall future financial performance as we have essentially brought this relationship to a close. We have reinvested the sale proceeds in higher yielding investments and will no longer have expenses related to portfolio servicing and other support costs.
Our period-end capital position remained solid with increases in all of our capital ratios. At June 30, 2010, our regulatory Tier 1 and Total risk-based capital were $2.8 billion and $2.0 billion, respectively, above the “well-capitalized” regulatory thresholds. Our tangible common equity ratio improved 16 basis points to 6.12%. Also, our Tier 1 common risk-based capital ratio improved 53 basis points to 7.06%.
Business Overview
General
Our 2010 objectives remain the same: (a) grow revenue and profitability, (b) improve cross sell and share-of-wallet profitability across all business segments, (c) grow key fee businesses (existing and new), (d) lower NCOs and NPAs, (e) reduce commercial real estate “noncore” exposure, and (f) continue to explore opportunities to further reduce our overall risk profile.
Our main challenge to accomplishing our primary objectives results from an economy that continues to remain weak and uncertain. This impairs our ability to grow loans as customers continue to reduce their debt and/or remain cautious about increasing debt until they have a higher degree of confidence of sustainable economic recovery. One area of loan growth success, however, has been in automobile loans, a business we have been in for over 50 years. We have been able to take advantage of the fact that many competitors have decreased their automobile lending activities or exited the business entirely. We anticipate this will be an area where we will be able to continue to see good loan growth.
We face strong competition from other banks and financial service firms in our markets. As such, we have placed strong strategic emphasis on, and are continuing to develop and expand resources devoted to, improving cross-sell performance to take advantage of a loyal core customer base. To date, we have been successful as measured by our ability to expand our customer bases and successfully grow core deposits.
Legislative and Regulatory
Legislative and regulatory actions continue to be adopted that will impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Regulation E and the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

The Federal Reserve Board recently amended Regulation E to prohibit charging overdraft fees for ATM or point-of-sale debit card transactions unless the customer opts-in to the overdraft service. For us, such fees are approximately $90 million per year. Our basic strategy is to mitigate the potential impact by alerting our customers that we can no longer cover such overdrafts unless they opt-in to our overdraft service. To date, our results have surpassed our expectations, however, until we have completed opt-in campaign, the ultimate impact to related revenue cannot be estimated.
While the recently passed Dodd-Frank Act is complex and we continue to assess how this legislation and subsequent rule-making will impact us, we currently believe there are two primary areas of focus for us: interchange fees and the eventual inability to include trust preferred capital as a component of our regulatory capital.
Currently, our annual interchange fees are approximately $90 million per year. In the future, the Dodd-Frank Act gives the Federal Reserve, and no longer the banks or system owners, the ability to set the interchange rate charged to merchants for the use of debit cards. The ultimate impact to us cannot be estimated at this time, and there will likely be months of proposals and debate before any specific rules are written.
At June 30, 2010, we had $569.9 million of outstanding trust-preferred-securities that, if disallowed, would reduce our regulatory Tier 1 risk-based capital ratio by approximately 134 basis points. However, there is a 3-year phase-in period beginning on January 1, 2013, that we believe would provide sufficient time to evaluate and address the impacts to our capital structure around this new legislation. Accordingly, we do not anticipate that this potential change would have a significant impact to our business.
Prior legislative and regulatory actions that have affected us included the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee Program (TAGP) and the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP). We elected to discontinue our participation in the TAGP, effective July 1, 2010. We intend to repay our TARP capital as soon as it is prudent to do so. Additional discussion regarding TAGP and TARP is located within the “Liquidity Risk” and “Capital” sections, respectively.
2010 Outlook
Our current expectation is that the economy will remain relatively unchanged for the rest of the year. We are not expecting a double-dip recession, but we do believe it will take longer for the economy to recover than we did 90 days ago, especially if home prices continue to decline.
Pretax, pre-provision income levels for the second half of 2010 are anticipated to be consistent with second quarter reported performance. Our net interest margin for the second half of the year is expected to approximate first half performance. We anticipate modest growth in commercial and industrial (C&I) loans and continued strong automobile lending. However, commercial real estate (CRE) loans are expected to continue to contract while home equity and residential mortgages remain relatively flat. We are targeting continued strong growth in demand deposit and savings account balances. Fee income performance for the second half of the year is expected to be mixed with certain fee income activities increasing from the continued rollout of strategic initiatives, offset by lower mortgage banking income, as well as service charges due to Regulation E implementation. Expenses should also be relatively stable with increases related to growth initiatives, mostly offset by the elimination of Franklin-related loan portfolio servicing and other related costs, as well as lower overall loan portfolio monitoring expenses.
Nonperforming loans are expected to continue to decline, with NCOs and provision expense expected to be generally consistent with the current quarter’s performance, excluding any Franklin-related impacts.

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
Percent changes of 100% or more are typically shown as “N.M.” or “Not Meaningful”. Such large percent changes typically reflect the impact of unusual or particularly volatile items within the measured periods. Since the primary purpose of showing a percent change is to discern underlying performance trends, such large percent changes are typically “not meaningful” for such trend analysis purposes.

Table 1 — Selected Quarterly Income Statement Data (1)

	2010		2009
(amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$535,653	$546,779	$551,335	$553,846	$563,004
Interest expense	135,997	152,886	177,271	191,027	213,105

Net interest income	399,656	393,893	374,064	362,819	349,899
Provision for credit losses	193,406	235,008	893,991	475,136	413,707

Net interest income (loss) after provision for credit losses	206,250	158,885	(519,927)	(112,317)	(63,808)

Service charges on deposit accounts	75,934	69,339	76,757	80,811	75,353
Brokerage and insurance income	36,498	35,762	32,173	33,996	32,052
Mortgage banking income	45,530	25,038	24,618	21,435	30,827
Trust services	28,399	27,765	27,275	25,832	25,722
Electronic banking	28,107	25,137	25,173	28,017	24,479
Bank owned life insurance income	14,392	16,470	14,055	13,639	14,266
Automobile operating lease income	11,842	12,303	12,671	12,795	13,116
Securities gains (losses)	156	(31)	(2,602)	(2,374)	(7,340)
Other noninterest income	28,785	29,069	34,426	41,901	57,470

Total noninterest income	269,643	240,852	244,546	256,052	265,945

Personnel costs	194,875	183,642	180,663	172,152	171,735
Outside data processing and other services	40,670	39,082	36,812	38,285	40,006
Deposit and other insurance expense	26,067	24,755	24,420	23,851	48,138
Net occupancy	25,388	29,086	26,273	25,382	24,430
OREO and foreclosure expense	4,970	11,530	18,520	38,968	26,524
Equipment	21,585	20,624	20,454	20,967	21,286
Professional services	24,388	22,697	25,146	18,108	16,658
Amortization of intangibles	15,141	15,146	17,060	16,995	17,117
Automobile operating lease expense	9,667	10,066	10,440	10,589	11,400
Marketing	17,682	11,153	9,074	8,259	7,491
Telecommunications	6,205	6,171	6,099	5,902	6,088
Printing and supplies	3,893	3,673	3,807	3,950	4,151
Goodwill impairment	—	—	—	—	4,231
Gain on early extinguishment of debt(2)	—	—	(73,615)	(60)	(73,038)
Other noninterest expense	23,279	20,468	17,443	17,749	13,765

Total noninterest expense	413,810	398,093	322,596	401,097	339,982

Income (loss) before income taxes	62,083	1,644	(597,977)	(257,362)	(137,845)
Provision (benefit) for income taxes	13,319	(38,093)	(228,290)	(91,172)	(12,750)

Net income (loss)	$48,764	$39,737	$(369,687)	$(166,190)	$(125,095)

Dividends on preferred shares	29,426	29,357	29,289	29,223	57,451

Net income (loss) applicable to common shares	$19,338	$10,380	$(398,976)	$(195,413)	$(182,546)

Average common shares — basic	716,580	716,320	715,336	589,708	459,246
Average common shares — diluted(3)	719,387	718,593	715,336	589,708	459,246

Net income (loss) per common share — basic	$0.03	$0.01	$(0.56)	$(0.33)	$(0.40)
Net income (loss) per common share — diluted	0.03	0.01	(0.56)	(0.33)	(0.40)
Cash dividends declared per common share	0.01	0.01	0.01	0.01	0.01

Return on average total assets	0.38%	0.31%	(2.80)%	(1.28)%	(0.97)%
Return on average total shareholders’ equity	3.6	3.0	(25.6)	(12.5)	(10.2)
Return on average tangible shareholders’ equity(4)	4.9	4.2	(27.9)	(13.3)	(10.3)
Net interest margin(5)	3.46	3.47	3.19	3.20	3.10
Efficiency ratio(6)	59.4	60.1	49.0	61.4	51.0
Effective tax rate (benefit)	21.5	N.M.	(38.2)	(35.4)	(9.2)

Revenue — fully-taxable equivalent (FTE)
Net interest income	$399,656	$393,893	$374,064	$362,819	$349,899
FTE adjustment	2,490	2,248	2,497	4,177	1,216

Net interest income(5)	402,146	396,141	376,561	366,996	351,115
Noninterest income	269,643	240,852	244,546	256,052	265,945

Total revenue(5)	$671,789	$636,993	$621,107	$623,048	$617,060

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” for additional discussion regarding these key factors.

(2)	The 2009 fourth quarter gain related to the purchase of certain subordinated bank notes. The 2009 second quarter gain included $67.4 million related to the purchase of certain trust preferred securities.

(3)	For all the quarterly periods presented above, the impact of the convertible preferred stock issued in 2008 was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(4)	Net income (loss) excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data(1)

	Six Months Ended June 30,		Change
(in thousands, except per share amounts)	2010	2009	Amount	Percent
Interest income	$1,082,432	$1,132,961	$(50,529)	(4)%
Interest expense	288,883	445,557	(156,674)	(35)

Net interest income	793,549	687,404	106,145	15
Provision for credit losses	428,414	705,544	(277,130)	(39)

Net interest income (loss) after provision for credit losses	365,135	(18,140)	383,275	N.M.

Service charges on deposit accounts	145,273	145,231	42	—
Brokerage and insurance income	72,260	72,000	260	—
Mortgage banking income	70,568	66,245	4,323	7
Trust services	56,164	50,532	5,632	11
Electronic banking	53,244	46,961	6,283	13
Bank owned life insurance income	30,862	27,178	3,684	14
Automobile operating lease expense	24,145	26,344	(2,199)	(8)
Securities gains (losses)	125	(5,273)	5,398	N.M.
Other income	57,854	75,829	(17,975)	(24)

Total noninterest income	510,495	505,047	5,448	1

Personnel costs	378,517	347,667	30,850	9
Outside data processing and other services	79,752	72,998	6,754	9
Deposit and other insurance expense	50,822	65,559	(14,737)	(22)
Net occupancy	54,474	53,618	856	2
OREO and foreclosure expense	16,500	36,411	(19,911)	(55)
Equipment	42,209	41,696	513	1
Professional services	47,085	33,112	13,973	42
Amortization of intangibles	30,287	34,252	(3,965)	(12)
Automobile operating lease expense	19,733	22,331	(2,598)	(12)
Marketing	28,835	15,716	13,119	83
Telecommunications	12,376	11,978	398	3
Printing and supplies	7,566	7,723	(157)	(2)
Goodwill impairment	—	2,606,944	(2,606,944)	N.M.
Gain on early extinguishment of debt(2)	—	(73,767)	73,767	N.M.
Other expense	43,747	33,513	10,234	31

Total noninterest expense	811,903	3,309,751	(2,497,848)	(75)

Income (loss) before income taxes	63,727	(2,822,844)	2,886,571	N.M.
Benefit for income taxes	(24,774)	(264,542)	239,768	(91)

Net income (loss)	$88,501	$(2,558,302)	$2,646,803	N.M. %

Dividends declared on preferred shares	58,783	116,244	(57,461)	(49)

Net income (loss) applicable to common shares	$29,718	$(2,674,546)	$2,704,264	N.M. %

Average common shares — basic	716,450	413,083	303,367	73%
Average common shares — diluted(3)	718,990	413,083	305,907	74

Per common share
Net income per common share — basic	$0.04	$(6.47)	$6.52	N.M. %
Net income (loss) per common share — diluted	0.04	(6.47)	6.52	N.M.
Cash dividends declared	0.0200	0.0200	—	—

Return on average total assets	0.35%	(9.77)%	10.12%	N.M. %
Return on average total shareholders’ equity	3.3	(85.0)	88.3	N.M.
Return on average tangible shareholders’ equity(4)	4.6	3.5	1.1	31
Net interest margin(5)	3.47	3.03	0.44	15
Efficiency ratio(6)	59.7	55.6	4.1	7
Effective tax rate (benefit)	(38.9)	(9.4)	(29.5)	N.M.

Revenue — fully taxable equivalent (FTE)
Net interest income	$793,549	$687,404	$106,145	15%
FTE adjustment	4,738	4,798	(60)	(1)

Net interest income	798,287	692,202	106,085	15
Noninterest income	510,495	505,047	5,448	1

Total revenue	$1,308,782	$1,197,249	$111,533	9%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items” discussion.

(2)	The 2009 gain included $67.4 million related to the purchase of certain trust preferred securities.

(3)	For the periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the period.

(4)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by a number of “Significant Items” summarized below.
1.	Goodwill Impairment. The impacts of goodwill impairment on our reported results were as follows:
•	During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million ($7.09 per common share) pretax charge to noninterest expense.

•	During the 2009 second quarter, a pretax goodwill impairment of $4.2 million ($0.01 per common share) was recorded to noninterest expense relating to the sale of a small payments-related business.

2.	Franklin Relationship. Our relationship with Franklin was acquired in the Sky Financial Group, Inc. (Sky Financial) acquisition in 2007. Significant events relating to this relationship following the acquisition, and the impacts of those events on our reported results, were as follows:
•	On March 31, 2009, we restructured our relationship with Franklin. As a result of this restructuring, a nonrecurring net tax benefit of $159.9 million ($0.44 per common share) was recorded in the 2009 first quarter. Also, and although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific allowance for loan and lease losses (ALLL) was utilized to writedown the acquired mortgages and other real estate owned (OREO) collateral to fair value.

•	During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009, restructuring.

•	During the 2010 second quarter, the remaining portfolio of Franklin-related loans ($333.0 million of residential mortgages, and $64.7 million of home equity loans) was transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value, less costs to sell, of $323.4 million, resulting in $75.5 million of charge-offs, and the provision for credit losses commensurately increased $75.5 million ($0.07 per common share).

•	On July 20, 2010, $274.2 million of the $275.2 million of residential mortgages were sold.
3.	Early Extinguishment of Debt. The positive impacts relating to the early extinguishment of debt on our reported results were: $73.6 million ($0.07 per common share) in the 2009 fourth quarter and $67.4 million ($0.10 per common share) in the 2009 second quarter. These amounts were recorded to noninterest expense.

4.	Preferred Stock Conversion. During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.08 per common share for the 2009 first quarter and $0.06 per common share for the 2009 second quarter.

5.	Visa®. Prior to the Visa® initial public offering (IPO) occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received shares of Visa® stock at the time of the IPO. In the 2009 second quarter, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($0.04 per common share). This amount was recorded to noninterest income.

6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2009 — Fourth Quarter
•	$11.3 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.
2009 — Second Quarter
•	$23.6 million ($0.03 per common share) negative impact due to a special Federal Deposit Insurance Corporation (FDIC) insurance premium assessment. This amount was recorded to noninterest expense.

•	$2.4 million ($0.01 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 3 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2010			March 31, 2010			June 30, 2009
(dollar amounts in thousands, except per share amounts)	After-tax	EPS		After-tax	EPS		After-tax	EPS

Net income (loss) — GAAP	$48,764			$39,737			$(125,095)
Earnings per share, after-tax		$0.03			$0.01			$(0.40	)(3)
Change from prior quarter — $		0.02			0.57			6.39
Change from prior quarter — %		N.M.	%		N.M.	%		(94.1)%

Change from year-ago — $		$0.43			$6.80			$(0.65)
Change from year-ago — %		N.M.	%		N.M.	%		N.M.	%

Significant items - favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS	Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$(75,500)	$(0.07)	$—	$—	$—	$—
Net tax benefit recognized (2)	—	—	38,222	0.05	—	—
Net gain on early extinguishment of debt	—	—	—	—	67,409	0.10
Gain related to sale of Visa® stock	—	—	—	—	31,362	0.04
Deferred tax valuation allowance benefit (2)	—	—	—	—	2,388	0.01
Goodwill impairment	—	—	—	—	(4,231)	(0.01)
FDIC special assessment	—	—	—	—	(23,555)	(0.03)
Preferred stock conversion deemed dividend	—	—	—	—	—	(0.06)

	Six Months Ended
	June 30, 2010			June 30, 2009
(in thousands)	After-tax	EPS		After-tax	EPS

Net income (loss) — reported earnings	$88.5			$(2,558,302)
Earnings per share, after tax		$0.04			$(6.47	)(3)
Change from a year-ago — $		6.51			(7.06)
Change from a year-ago — %		N.M.	%		N.M.	%

Significant items - favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$(75,500)	$(0.07)	$—	$—
Net tax benefit recognized (2)	38,222	0.05	—	—
Franklin relationship restructuring (2)	—	—	159,895	0.39
Gain on redemption of junior subordinated debt	—	—	67,409	0.11
Gain related to Visa® stock	—	—	31,362	0.05
Deferred tax valuation allowance benefit (2)	—	—	3,711	0.01
Goodwill impairment	—	—	(2,606,944)	(6.30)
FDIC special assessment	—	—	(23,555)	(0.04)
Preferred stock conversion deemed dividend	—	—	—	(0.14)

N.M., not a meaningful value.

(1)	Pretax unless otherwise noted.

(2)	After-tax.

(3)	Reflects the impact of additional shares of common stock issued during the period. 24.6 million shares were issued late in the 2009 first quarter and 177.0 million shares were issued during the 2009 second quarter.

Pretax, Pre-provision Income Trends
One non-GAAP performance measurement that we believe is useful in analyzing underlying performance trends is pretax, pre-provision income. This is the level of earnings adjusted to exclude the impact of: (a) provision expense, which is excluded because its absolute level is elevated and volatile, (b) investment securities gains/losses, which are excluded because securities market valuations may also become particularly volatile in times of economic stress, (c) amortization of intangibles expense, which is excluded because the return on tangible common equity is a key measurement that we use to gauge performance trends, and (d) certain other items identified by us (see “Significant Items”) that we believe may distort our underlying performance trends.
The following table reflects pretax, pre-provision income for the each of the past five quarters:
Table 4 — Pretax, Pre-provision Income (1)

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Income (loss) before income taxes	$62,083	$1,644	$(597,977)	$(257,362)	$(137,845)

Add: Provision for credit losses	193,406	235,008	893,991	475,136	413,707
Less: Securities (losses) gains	156	(31)	(2,602)	(2,374)	(7,340)
Add: Amortization of intangibles	15,141	15,146	17,060	16,995	17,117
Less: Significant Items
Gain on early extinguishment of debt (2)	—	—	73,615	—	67,409
Goodwill impairment	—	—	—	—	(4,231)
Gain related to Visa stock	—	—	—	—	31,362
FDIC special assessment	—	—	—	—	(23,555)

Total pretax, pre-provision income	$270,474	$251,829	$242,061	$237,143	$229,334

Change in total pretax, pre-provision income:
Prior quarter change — amount	$18,645	$9,768	$4,918	$7,809	$4,715
Prior quarter change — percent	7%	4%	2%	3%	2%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.

(2)	Includes only transactions related to the purchase of certain trust preferred securities during the 2009 second quarter.
As shown in the table above, pretax, pre-provision income was $270.5 million in the 2010 second quarter, up 7% from the prior quarter. As discussed in the sections that follow, the improvement from the prior quarter reflected higher revenue, primarily noninterest income and, to a lesser degree, net interest income. These improvements were partially offset by higher noninterest expense.
Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Item 2.)
2010 Second Quarter versus 2009 Second Quarter
Fully-taxable equivalent net interest income increased $51.0 million, or 15%, from the year-ago quarter. This reflected the favorable impact of the significant increase in the net interest margin to 3.46% from 3.10%, as well as a 2% increase in average total earning assets. A significant portion of the increase in the net interest margin reflected a shift in our deposit mix from higher-cost time deposits to lower-cost transaction-based accounts. The increase in average earning assets reflected a $3.5 billion, or 65%, increase in average total investment securities, partially offset by a $1.9 billion, or 5%, decline in average total loans and leases.

The following table details the change in our reported loans and deposits:
Table 5 — Average Loans/Leases and Deposits — 2010 Second Quarter vs. 2009 Second Quarter

	Second Quarter		Change
(dollar amounts in millions)	2010	2009	Amount	Percent
Loans/Leases
Commercial and industrial	$12,244	$13,523	$(1,279)	(9)%
Commercial real estate	7,364	9,199	(1,835)	(20)

Total commercial	19,608	22,722	(3,114)	(14)

Automobile loans and leases	4,634	3,290	1,344	41
Home equity	7,544	7,640	(96)	(1)
Residential mortgage	4,608	4,657	(49)	(1)
Other consumer	695	698	(3)	—

Total consumer	17,481	16,285	1,196	7

Total loans and leases	$37,089	$39,007	$(1,918)	(5)%

Deposits
Demand deposits — noninterest-bearing	$6,849	$6,021	$828	14%
Demand deposits — interest-bearing	5,971	4,547	1,424	31
Money market deposits	11,103	6,355	4,748	75
Savings and other domestic time deposits	4,677	5,031	(354)	(7)
Core certificates of deposit	9,199	12,501	(3,302)	(26)

Total core deposits	37,799	34,455	3,344	10
Other deposits	2,568	5,079	(2,511)	(49)

Total deposits	$40,367	$39,534	$833	2%

The $1.9 billion, or 5%, decrease in average total loans and leases primarily reflected:
•	$3.1 billion, or 14%, decrease in average total commercial loans. A $1.3 billion, or 9%, decline in average C&I loans reflected a general decrease in borrowing as reflected in a decline in line-of-credit utilization, including reductions in our automobile dealer floorplan exposure, charge-off activity, and the reclassification in the 2010 first quarter of variable rate demand notes to municipal securities. These negatives were partially offset by the impact of the 2009 reclassifications of certain CRE loans, primarily representing owner-occupied properties, to C&I loans. The $1.8 billion, or 20%, decrease in average CRE loans reflected these reclassifications, as well as our on-going commitment to lower our overall CRE exposure. We continue to execute our plan to reduce our CRE exposure while maintaining a commitment to our core CRE borrowers. The decrease in average balances is associated with the noncore portfolio, as our core portfolio average balances were little changed during the current period.
Partially offset by:
•	$1.2 billion, or 7%, increase in average total consumer loans. This growth reflected a $1.3 billion, or 41%, increase in average automobile loans and leases primarily as a result of the adoption of a new accounting standard in which, on January 1, 2010, we consolidated a 2009 first quarter $1.0 billion automobile loan securitization. At June 30, 2010, these formerly securitized loans had a remaining balance of $0.7 billion (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). In addition, underlying growth in automobile loans continued to be strong, reflecting a 139% increase in loan originations for the first six months of 2010 from the comparable year-ago period. The growth has come while maintaining our commitment to excellent credit quality and an appropriate return. Average home equity loans were little changed as lower origination volume was offset by slower runoff experience and slightly higher line-of-credit utilization. Increased line usage continued to be associated with higher quality customers taking advantage of the low interest rate environment. Average residential mortgages were essentially unchanged, reflecting the impact of the continued refinance of portfolio loans and the related increased sale of fixed-rate originations. The transfer of the Franklin-related loans into held for sale occurred at the end of the quarter and had no impact on related average residential mortgages or home equity loans (see Significant Item 2).
The $3.5 billion, or 65%, increase in average total investment securities reflected the deployment of the cash from core deposit growth and loan runoff over this period, as well as the proceeds from 2009 capital actions.

The $0.8 billion, or 2%, increase in average total deposits reflected:
•	$3.3 billion, or 10%, growth in average total core deposits, primarily reflecting our focus on growing money market and demand deposit accounts.
Partially offset by:
•	$2.2 billion, or 60%, decline in brokered deposits and negotiable CDs and a $0.2 billion, or 25%, decrease in average other domestic deposits over $250,000, primarily reflecting a reduction of noncore funding sources.
2010 Second Quarter versus 2010 First Quarter
Compared with the 2010 first quarter, fully-taxable equivalent net interest income increased $6.0 million, or 2%. This reflected a 1% increase in average earning assets as the fully-taxable equivalent net interest margin declined slightly to 3.46% from 3.47%. The increase in average earning assets primarily reflected a $0.3 billion, or 3%, increase in average investment securities, as average total loans and leases were up $0.1 billion, or less than 1%.
The net interest margin declined 1 basis point. Favorable trends in the mix and pricing of deposits were offset by lower yields on Franklin-related loans, a lower contribution from asset/liability management strategies implemented in the first and second quarters of 2010, and one additional calendar day in the 2010 second quarter.
The following table details the change in our reported loans and deposits:
Table 6 — Average Loans/Leases and Deposits — 2010 Second Quarter vs. 2010 First Quarter

	2010		Change
(dollar amounts in millions)	Second Quarter	First Quarter	Amount	Percent
Loans/Leases
Commercial and industrial	$12,244	$12,314	$(70)	(1)%
Commercial real estate	7,364	7,677	(313)	(4)

Total commercial	19,608	19,991	(383)	(2)

Automobile loans and leases	4,634	4,250	384	9
Home equity	7,544	7,539	5	—
Residential mortgage	4,608	4,477	131	3
Other consumer	695	723	(28)	(4)

Total consumer	17,481	16,989	492	3

Total loans and leases	$37,089	$36,980	$109	—%

Deposits
Demand deposits — noninterest-bearing	$6,849	$6,627	$222	3%
Demand deposits — interest-bearing	5,971	5,716	255	4
Money market deposits	11,103	10,340	763	7
Savings and other domestic time deposits	4,677	4,613	64	1
Core certificates of deposit	9,199	9,976	(777)	(8)

Total core deposits	37,799	37,272	527	1
Other deposits	2,568	2,951	(383)	(13)

Total deposits	$40,367	$40,223	$144	—%

The $0.1 billion increase in average total loans and leases primarily reflected:
•	$0.4 billion, or 2%, decline in average total commercial loans as average C&I loans declined $0.1 billion, or 1%, and average CRE declined $0.3 billion, or 4%. C&I loans declined as underlying growth was more than offset by a combination of continued lower line-of-credit utilization and paydowns on term debt. The economic environment continued to cause many customers to actively reduce their leverage position. Our line-of-credit utilization percentage was 43%, consistent with that of the prior quarter. We continue to believe that we have opportunities to expand our customer base within our markets and are focused on expanding our C&I sales pipeline. The decline in average CRE loans primarily resulted from the continuing paydowns and charge-off activity associated with our noncore CRE portfolio. Paydowns of $124.5 million were a result of our portfolio management and loan workout strategies, augmented by some early stage improvements in the markets. The portion of the CRE portfolio designated as core continued to perform as expected with average balances little changed from the prior quarter.
Partially offset by:
•	$0.5 billion, or 3%, increase in total average consumer loans, primarily reflecting a $0.4 billion, or 9%, increase in average automobile loans and leases. This growth reflected record production of $943.6 million in the quarter. We continue to maintain high credit quality standards on this production while achieving an appropriate return. We have a high degree of confidence in our ability to originate quality automobile loans through our established dealer network, and as a natural extension of our Western Pennsylvania area operations, we have established a presence in the eastern portion of the state. Average residential mortgages increased $0.1 billion, or 3%, and average home equity loans were essentially unchanged from the prior quarter. The transfer of the Franklin-related loans into held for sale occurred at the end of the quarter and had no impact on related average residential mortgages or home equity loans (see Significant Item 2).
The $0.3 billion, or 3%, increase in average total investment securities reflected the reinvestment of excess cash.
Average total deposits increased $0.1 billion from the prior quarter reflecting:
•	$0.5 billion, or 1%, growth in average total core deposits, primarily reflecting our focus on growing money market and demand deposit accounts.
Partially offset by:
•	$0.3 billion, or 18%, decline in brokered deposits and negotiable CDs, reflecting maturities.
Tables 7 and 8 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 7 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2010		2009			2Q10 vs. 2Q09
(dollar amounts in millions)	Second	First	Fourth	Third	Second	Amount	Percent
Assets
Interest-bearing deposits in banks	$309	$348	$329	$393	$369	$(60)	(16)%
Trading account securities	127	96	110	107	88	39	44
Federal funds sold and securities purchased under resale agreement	—	—	15	7	—	—	—
Loans held for sale	323	346	470	524	709	(386)	(54)
Investment securities:
Taxable	8,367	8,025	8,695	6,510	5,181	3,186	61
Tax-exempt	391	445	139	129	126	265	N.M.

Total investment securities	8,758	8,470	8,834	6,639	5,307	3,451	65
Loans and leases: (1)
Commercial:
Commercial and industrial	12,244	12,314	12,570	12,922	13,523	(1,279)	(9)
Construction	1,279	1,409	1,651	1,808	1,946	(667)	(34)
Commercial	6,085	6,268	6,807	7,071	7,253	(1,168)	(16)

Commercial real estate	7,364	7,677	8,458	8,879	9,199	(1,835)	(20)

Total commercial	19,608	19,991	21,028	21,801	22,722	(3,114)	(14)

Consumer:
Automobile loans	4,472	4,031	3,050	2,886	2,867	1,605	56
Automobile leases	162	219	276	344	423	(261)	(62)

Automobile loans and leases	4,634	4,250	3,326	3,230	3,290	1,344	41
Home equity	7,544	7,539	7,561	7,581	7,640	(96)	(1)
Residential mortgage	4,608	4,477	4,417	4,487	4,657	(49)	(1)
Other loans	695	723	757	756	698	(3)	—

Total consumer	17,481	16,989	16,061	16,054	16,285	1,196	7

Total loans and leases	37,089	36,980	37,089	37,855	39,007	(1,918)	(5)
Allowance for loan and lease losses	(1,506)	(1,510)	(1,029)	(950)	(930)	(576)	62

Net loans and leases	35,583	35,470	36,060	36,905	38,077	(2,494)	(7)

Total earning assets	46,606	46,240	46,847	45,525	45,480	1,126	2

Cash and due from banks	1,509	1,761	1,947	2,553	2,466	(957)	(39)
Intangible assets	710	725	737	755	780	(70)	(9)
All other assets	4,384	4,486	3,956	3,797	3,701	683	18

Total assets	$51,703	$51,702	$52,458	$51,680	$51,497	$206	—%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$6,849	$6,627	$6,466	$6,186	$6,021	$828	14%
Demand deposits — interest-bearing	5,971	5,716	5,482	5,140	4,547	1,424	31
Money market deposits	11,103	10,340	9,271	7,601	6,355	4,748	75
Savings and other domestic time deposits	4,677	4,613	4,686	4,771	5,031	(354)	(7)
Core certificates of deposit	9,199	9,976	10,867	11,646	12,501	(3,302)	(26)

Total core deposits	37,799	37,272	36,772	35,344	34,455	3,344	10
Other domestic time deposits of $250,000 or more	661	698	667	747	886	(225)	(25)
Brokered time deposits and negotiable CDs	1,505	1,843	2,353	3,058	3,740	(2,235)	(60)
Deposits in foreign offices	402	410	422	444	453	(51)	(11)

Total deposits	40,367	40,223	40,214	39,593	39,534	833	2
Short-term borrowings	966	927	879	879	879	87	10
Federal Home Loan Bank advances	212	179	681	924	947	(735)	(78)
Subordinated notes and other long-term debt	3,836	4,062	3,908	4,136	4,640	(804)	(17)

Total interest-bearing liabilities	38,532	38,764	39,216	39,346	39,979	(1,447)	(4)

All other liabilities	924	947	1,042	863	569	355	62
Shareholders’ equity	5,398	5,364	5,734	5,285	4,928	470	10

Total liabilities and shareholders’ equity	$51,703	$51,702	$52,458	$51,680	$51,497	$206	—%

N.M., not a meaningful value.

(1)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Table 8 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2010		2009
Fully-taxable equivalent basis (1)	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	0.20%	0.18%	0.16%	0.28%	0.37%
Trading account securities	1.74	2.15	1.89	1.96	2.22
Federal funds sold and securities purchased under resale agreement	—	—	0.03	0.14	0.82
Loans held for sale	5.02	4.98	5.13	5.20	5.19
Investment securities:
Taxable	2.85	2.94	3.20	3.99	4.63
Tax-exempt	4.60	4.35	6.31	6.77	6.83

Total investment securities	2.93	3.01	3.25	4.04	4.69
Loans and leases: (3)
Commercial:
Commercial and industrial	5.31	5.60	5.20	5.19	5.00
Commercial real estate
Construction	2.61	2.66	2.63	2.61	2.78
Commercial	3.69	3.60	3.40	3.43	3.56

Commercial real estate	3.49	3.43	3.25	3.26	3.39

Total commercial	4.63	4.76	4.41	4.40	4.35

Consumer:
Automobile loans	6.46	6.64	7.15	7.34	7.28
Automobile leases	6.58	6.41	6.40	6.25	6.12

Automobile loans and leases	6.46	6.63	7.09	7.22	7.13
Home equity	5.26	5.59	5.82	5.75	5.75
Residential mortgage	4.70	4.89	5.04	5.03	5.12
Other loans	6.84	7.00	6.90	7.21	8.22

Total consumer	5.49	5.73	5.92	5.91	5.95

Total loans and leases	5.04	5.21	5.07	5.04	5.02

Total earning assets	4.63%	4.82%	4.70%	4.86%	4.99%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.22	0.22	0.22	0.22	0.18
Money market deposits	0.93	1.00	1.21	1.20	1.14
Savings and other domestic time deposits	1.07	1.19	1.27	1.33	1.37
Core certificates of deposit	2.68	2.93	3.07	3.27	3.50

Total core deposits	1.33	1.51	1.71	1.88	2.06
Other domestic time deposits of $250,000 or more	1.37	1.44	1.88	2.24	2.61
Brokered time deposits and negotiable CDs	2.56	2.49	2.52	2.49	2.54
Deposits in foreign offices	0.19	0.19	0.18	0.20	0.20

Total deposits	1.37	1.55	1.75	1.92	2.11
Short-term borrowings	0.21	0.21	0.24	0.25	0.26
Federal Home Loan Bank advances	1.93	2.71	1.01	0.92	1.13
Subordinated notes and other long-term debt	2.05	2.25	2.67	2.58	2.91

Total interest-bearing liabilities	1.41%	1.60%	1.80%	1.93%	2.14%

Net interest rate spread	3.22%	3.22%	2.90%	2.93%	2.85%
Impact of noninterest-bearing funds on margin	0.24	0.25	0.29	0.27	0.25

Net interest margin	3.46%	3.47%	3.19%	3.20%	3.10%

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2010 First Six Months versus 2009 First Six Months
Fully-taxable equivalent net interest income for the first six-month period of 2010 increased $106.1 million, or 15%, from the comparable year-ago period. This increase primarily reflected the favorable impact of the significant increase in the net interest margin to 3.47% from 3.03% and, to a lesser degree, a 1% increase in average total earning assets. A significant portion of the increase in the net interest margin reflected a shift in our deposit mix from higher-cost time deposits to lower-cost transaction-based accounts. Although average total earning assets increased only slightly compared with the year-ago period, this change reflected a $3.7 million, or 77%, increase in average total investment securities, mostly offset by a $2.9 billion, or 7%, decline in average total loans and leases.
The following table details the change in our reported loans and deposits:
Table 9 — Average Loans/Leases and Deposits — 2010 First Six Months vs. 2009 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2010	2009	Amount	Percent
Loans/Leases
Commercial and industrial	$12,279	$13,532	$(1,253)	(9)%
Commercial real estate	7,520	9,653	(2,133)	(22)

Total commercial	19,799	23,185	(3,386)	(15)

Automobile loans and leases	4,443	3,820	623	16
Home equity	7,541	7,609	(68)	(1)
Residential mortgage	4,543	4,634	(91)	(2)
Other consumer	709	683	26	4

Total consumer	17,236	16,746	490	3

Total loans and leases	$37,035	$39,931	$(2,896)	(7)%

Deposits
Demand deposits — noninterest-bearing	$6,739	$5,784	$955	17%
Demand deposits — interest-bearing	5,844	4,312	1,532	36
Money market deposits	10,723	5,975	4,748	79
Savings and other domestic time deposits	4,645	5,036	(391)	(8)
Core certificates of deposit	9,586	12,643	(3,057)	(24)

Total core deposits	37,537	33,750	3,787	11
Other deposits	2,759	5,115	(2,356)	(46)

Total deposits	$40,296	$38,865	$1,431	4%

The $2.9 billion, or 7%, decrease in average total loans and leases primarily reflected:
•	$3.4 billion, or 15%, decline in average total commercial loans as C&I loans declined $1.3 billion, or 9%, and CRE loans declined $2.1 billion, or 22%. The decline in C& I loans reflected a general decrease in borrowing as reflected in a decline in line-of-credit utilization, including reductions in our automobile dealer floorplan exposure, charge-off activity, the 2009 first quarter Franklin restructuring, and the 2010 first quarter reclassification of variable rate demand notes to municipal securities. These declines were partially offset by the impact of the 2009 reclassifications of certain CRE loans, primarily representing owner-occupied properties, to C&I loans. The decline in CRE loans reflected these reclassifications, as well as our continuing commitment to lower our overall CRE exposure. We continue to execute our plan to reduce the CRE exposure while maintaining a commitment to our core CRE borrowers.
Partially offset by:
•	$0.5 billion, or 3%, increase in average total consumer loans. This growth reflected a $0.6 billion, or 16%, increase in average automobile loans and leases primarily as a result of the adoption of a new accounting standard in which, on January 1, 2010, we consolidated a 2009 first quarter $1.0 billion automobile loan securitization (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). At June 30, 2010, these securitized loans had a remaining balance of $0.7 billion. Additionally, underlying growth in automobile loans continued to be strong, reflecting a 139% increase in loan originations compared with the year-ago period. These increases were partially offset by a $0.3 billion, or 60%, decline in average automobile leases due to the continued run-off of that portfolio. Average home equity loans were little changed as lower origination volume was offset by slower runoff experience and slightly higher line-of-credit utilization. Average residential mortgages declined slightly reflecting the impact of loan sales, as well as the continued refinance of portfolio loans and the related increased sale of fixed-rate originations, partially offset by the additions related to the 2009 first quarter Franklin restructuring. The transfer of the Franklin-related loans into loans held for sale occurred at the end of the 2010 second quarter and had no impact on related average residential mortgages or home equity loans (see Significant Item 2).

Offsetting the decline in average total loans and leases on average earning assets was a $3.7 billion, or 77%, increase in average total investment securities, reflected the deployment of the cash from core deposit growth and loan run-off throughout the current period, as well as the proceeds from the 2009 capital actions.
The $1.4 billion, or 4%, increase in average total deposits reflected:
•	$3.8 billion, or 11%, growth in average total core deposits, primarily reflecting our focus on growing money market and demand deposit accounts.
Partially offset by:
•	$1.9 billion, or 53%, decline in brokered and negotiable CDs, and a $0.3 billion, or 30%, decline in average other domestic deposits over $250,000, primarily reflecting a reduction of noncore funding sources.
Table 10 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2010	2009	Amount	Percent	2010	2009
Assets
Interest-bearing deposits in banks	$328	$362	$(34)	(9)%	0.19%	0.41%
Trading account securities	112	182	(70)	(38)	1.92	3.61
Federal funds sold and securities purchased under resale agreement	—	9	(9)	(100)	—	0.21
Loans held for sale	334	668	(334)	(50)	5.00	5.12
Investment securities:
Taxable	8,197	4,575	3,622	79	2.89	5.05
Tax-exempt	418	295	123	42	4.47	6.68

Total investment securities	8,615	4,870	3,745	77	2.97	5.15
Loans and leases: (3)
Commercial:
Commercial and industrial	12,279	13,532	(1,253)	(9)	5.45	4.80
Construction	1,344	1,989	(645)	(32)	2.64	2.77
Commercial	6,176	7,664	(1,488)	(19)	3.64	3.66

Commercial real estate	7,520	9,653	(2,133)	(22)	3.46	3.48

Total commercial	19,799	23,185	(3,386)	(15)	4.70	4.25

Consumer:
Automobile loans	4,253	3,350	903	27	6.55	7.23
Automobile leases	190	470	(280)	(60)	6.49	6.07

Automobile loans and leases	4,443	3,820	623	16	6.54	7.09
Home equity	7,541	7,609	(68)	(1)	5.42	5.44
Residential mortgage	4,543	4,634	(91)	(2)	4.79	5.41
Other loans	709	683	26	4	6.92	8.58

Total consumer	17,236	16,746	490	3	5.61	5.94

Total loans and leases	37,035	39,931	(2,896)	(7)	5.12	4.96

Allowance for loan and lease losses	(1,508)	(922)	(586)	64

Net loans and leases	35,527	39,009	(3,482)	(9)

Total earning assets	46,424	46,022	402	1	4.72%	5.00%

Cash and due from banks	1,634	2,012	(378)	(19)
Intangible assets	717	2,069	(1,352)	(65)
All other assets	4,436	3,637	799	22

Total assets	$51,703	$52,818	$(1,115)	(2)%

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2010	2009	Amount	Percent	2010	2009
Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$6,739	$5,784	$955	17%	—%	—%
Demand deposits — interest-bearing	5,844	4,312	1,532	36	0.22	0.16
Money market deposits	10,723	5,975	4,748	79	0.96	1.09
Savings and other domestic time deposits	4,645	5,036	(391)	(8)	1.13	1.43
Core certificates of deposit	9,586	12,643	(3,057)	(24)	2.81	3.66

Total core deposits	37,537	33,750	3,787	11	1.42	2.17
Other domestic time deposits of $250,000 or more	680	977	(297)	(30)	1.41	2.78
Brokered time deposits and negotiable CDs	1,673	3,596	(1,923)	(53)	2.52	2.74
Deposits in foreign offices	406	542	(136)	(25)	0.19	0.18

Total deposits	40,296	38,865	1,431	4	1.46	2.22
Short-term borrowings	947	988	(41)	(4)	0.21	0.26
Federal Home Loan Bank advances	196	1,677	(1,481)	(88)	2.28	1.06
Subordinated notes and other long-term debt	3,948	4,627	(679)	(15)	2.15	3.10

Total interest-bearing liabilities	38,648	40,373	(1,725)	(4)	1.51	2.22

All other liabilities	935	591	344	58
Shareholders’ equity	5,381	6,070	(689)	(11)

Total liabilities and shareholders’ equity	$51,703	$52,818	$(1,115)	(2)%

Net interest rate spread					3.21	2.78
Impact of noninterest-bearing funds on margin					0.26	0.25

Net interest margin					3.47%	3.03%

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2 and the “Credit Risk” section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments and letters of credit (AULC) at levels adequate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2010 second quarter was $193.4 million, down $41.6 million, or 18%, from the prior quarter and down $220.3 million, or 53%, from the year-ago quarter. The 2010 second quarter included $80.0 million of Franklin-related credit provision, and reflected $75.5 million associated with the transfer of Franklin-related loans to loans held for sale (see Significant Item 2), and $4.5 million of other Franklin-related NCOs. Reflecting the utilization of previously established reserves, the current quarter’s provision for credit losses was $85.8 million less than total NCOs (see “Credit Quality” discussion).
The following table details the Franklin-related impact to the provision for credit losses for each of the past five quarters.
Table 11 — Provision for Credit Losses — Franklin-Related Impact

	2010		2009
(in millions)	Second	First	Fourth	Third	Second

Provision for (reduction to) credit losses
Franklin	$80.0	$11.5	$1.2	$(3.5)	$(10.1)
Non-Franklin	113.4	223.5	892.8	478.6	423.8

Total	$193.4	$235.0	$894.0	$475.1	$413.7

Total net charge-offs (recoveries)
Franklin — related to transfer to loans held for sale	$75.5	$—	$—	$—	$—
Franklin — unrelated to transfer to loans held for sale	4.5	11.5	1.2	(3.5)	(10.1)
Non-Franklin	199.2	227.0	443.5	359.4	344.5

Total	$279.2	$238.5	$444.7	$355.9	$334.4

Provision for (reduction to) credit losses in excess of net charge-offs
Franklin	$—	$—	$—	$—	$—
Non-Franklin	(85.8)	(3.5)	449.3	119.2	79.3

Total	$(85.8)	$(3.5)	$449.3	$119.2	$79.3

Noninterest Income
(This section should be read in conjunction with Significant Item 5.)
The following table reflects noninterest income for each of the past five quarters:
Table 12 — Noninterest Income

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Service charges on deposit accounts	$75,934	$69,339	$76,757	$80,811	$75,353
Brokerage and insurance income	36,498	35,762	32,173	33,996	32,052
Mortgage banking income	45,530	25,038	24,618	21,435	30,827
Trust services	28,399	27,765	27,275	25,832	25,722
Electronic banking	28,107	25,137	25,173	28,017	24,479
Bank owned life insurance income	14,392	16,470	14,055	13,639	14,266
Automobile operating lease income	11,842	12,303	12,671	12,795	13,116
Securities gains (losses)	156	(31)	(2,602)	(2,374)	(7,340)
Other income	28,785	29,069	34,426	41,901	57,470

Total noninterest income	$269,643	$240,852	$244,546	$256,052	$265,945

The following table details mortgage banking income and the net impact of mortgage servicing rights (MSR) hedging activity for each of the past five quarters:
Table 13 — Mortgage Banking Income

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Mortgage Banking Income
Origination and secondary marketing	$19,778	$13,586	$16,473	$16,491	$31,782
Servicing fees	12,178	12,418	12,289	12,320	12,045
Amortization of capitalized servicing	(10,137)	(10,065)	(10,791)	(10,050)	(14,445)
Other mortgage banking income	3,664	3,210	4,466	4,109	5,381

Sub-total	25,483	19,149	22,437	22,870	34,763
MSR valuation adjustment(1)	(26,221)	(5,772)	15,491	(17,348)	46,551
Net trading gain (loss) related to MSR hedging	46,268	11,661	(13,310)	15,913	(50,487)

Total mortgage banking income	$45,530	$25,038	$24,618	$21,435	$30,827

Mortgage originations (in millions)	$1,161	$869	$1,131	$998	$1,587
Average trading account securities used to hedge MSRs (in millions)	28	18	19	19	20
Capitalized mortgage servicing rights(2)	179,138	207,552	214,592	200,969	219,282
Total mortgages serviced for others (in millions)(2)	15,954	15,968	16,010	16,145	16,246
MSR % of investor servicing portfolio	1.12%	1.30%	1.34%	1.24%	1.35%

Net Impact of MSR Hedging

MSR valuation adjustment(1)	$(26,221)	$(5,772)	$15,491	$(17,348)	$46,551
Net trading gain (loss) related to MSR hedging	46,268	11,661	(13,310)	15,913	(50,487)
Net interest income related to MSR hedging	58	169	168	191	199

Net impact of MSR hedging	$20,105	$6,058	$2,349	$(1,244)	$(3,737)

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.
2010 Second Quarter versus 2009 Second Quarter
Noninterest income increased $3.7 million, or 1%, from the year-ago quarter.
Table 14 — Noninterest Income — 2010 Second Quarter vs. 2009 Second Quarter

	Second Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Service charges on deposit accounts	$75,934	$75,353	$581	1%
Brokerage and insurance income	36,498	32,052	4,446	14
Mortgage banking income	45,530	30,827	14,703	48
Trust services	28,399	25,722	2,677	10
Electronic banking	28,107	24,479	3,628	15
Bank owned life insurance income	14,392	14,266	126	1
Automobile operating lease income	11,842	13,116	(1,274)	(10)
Securities gains (losses)	156	(7,340)	7,496	N.M.
Other income	28,785	57,470	(28,685)	(50)

Total noninterest income	$269,643	$265,945	$3,698	1%

N.M., not a meaningful value.

The $3.7 million, or 1%, increase in total noninterest income from the year-ago quarter reflected:
•	$14.7 million, or 48%, increase in mortgage banking income. MSR hedging-related activities contributed a $24.0 million net increase. We use an independent outside third party to monitor our MSR asset valuation and assumptions. Based on updated market data and trends, the prepayment assumptions were lowered, which increased the value of the MSR. Partially offsetting this benefit was a $12.0 million, or 38%, decline in origination and secondary marketing income as originations were 27% below the year-ago quarter.
•	$7.3 million of securities losses in the year-ago quarter.
•	$4.4 million, or 14%, increase in brokerage and insurance income, primarily reflecting higher annuity sales, and to a lesser degree an increase in mutual fund and fixed income product sales.
•	$3.6 million, or 15%, increase in electronic banking income reflecting higher debit-card transaction volumes.
•	$2.7 million, or 10%, increase in trust services income, reflecting a combination of higher asset market values, asset growth, fee increases, and income related to tax preparation fees.
Partially offset by:
•	$28.7 million, or 50%, decline in other income, as the year-ago quarter included a $31.4 million gain on the sale of Visa® stock.
2010 Second Quarter versus 2010 First Quarter
Noninterest income increased $28.8 million, or 12%, from the prior quarter.
Table 15 — Noninterest Income — 2010 Second Quarter vs. 2010 First Quarter

	2010	2010	Change
(dollar amounts in thousands)	Second Quarter	First Quarter	Amount	Percent

Service charges on deposit accounts	$75,934	$69,339	$6,595	10%
Brokerage and insurance income	36,498	35,762	736	2
Mortgage banking income	45,530	25,038	20,492	82
Trust services	28,399	27,765	634	2
Electronic banking	28,107	25,137	2,970	12
Bank owned life insurance income	14,392	16,470	(2,078)	(13)
Automobile operating lease income	11,842	12,303	(461)	(4)
Securities gains (losses)	156	(31)	187	N.M.
Other income	28,785	29,069	(284)	(1)

Total noninterest income	$269,643	$240,852	$28,791	12%

N.M., not a meaningful value.
The $28.8 million, or 12%, increase in total noninterest income from the prior quarter reflected:
•	$20.5 million, or 82%, increase in mortgage banking income. MSR hedging-related activities contributed a $14.2 million net increase, with the increase reflecting updated market data and trends, and lowered prepayment assumptions. In addition, origination and secondary marketing income increased $6.2 million, or 46%, from the prior quarter, reflecting a 34% increase in mortgage originations as borrowers took advantage of low interest rates.
•	$6.6 million, or 10%, increase in service charges on deposit accounts, primarily reflecting seasonally higher personal nonsufficient funds and overdraft service charges.
•	$3.0 million, or 12%, increase in electronic banking income reflecting higher debit-card transaction volumes.

Partially offset by:
•	$2.1 million, or 13%, decline in bank owned life insurance income as the prior quarter included $2.6 million in realized policy benefits.
2010 First Six Months versus 2009 First Six Months
The following table reflects noninterest income for the first six-month period of 2010 and the first six-month period of 2009:
Table 16 — Noninterest Income — 2010 First Six Months vs. 2009 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Service charges on deposit accounts	$145,273	$145,231	$42	—%
Brokerage and insurance income	72,260	72,000	260	—
Mortgage banking income	70,568	66,245	4,323	7
Trust services	56,164	50,532	5,632	11
Electronic banking	53,244	46,961	6,283	13
Bank owned life insurance income	30,862	27,178	3,684	14
Automobile operating lease income	24,145	26,344	(2,199)	(8)
Securities losses	125	(5,273)	5,398	N.M.
Other income	57,854	75,829	(17,975)	(24)

Total noninterest income	$510,495	$505,047	$5,448	1%

N.M., not a meaningful value.

The following table details mortgage banking income and the net impact of MSR hedging activity for the first six-month period of 2010 and the first six-month period of 2009:
Table 17 — Year to Date Mortgage Banking Income and Net Impact of MSR Hedging

	Six Months Ended June 30,		YTD Change 2010 vs 2009
(in thousands, except as noted)	2010	2009	Amount	Percent

Mortgage Banking Income

Origination and secondary marketing	$33,364	$61,747	$(28,383)	(46)%
Servicing fees	24,596	23,885	711	3
Amortization of capitalized servicing	(20,202)	(26,730)	6,528	(24)
Other mortgage banking income	6,874	14,785	(7,911)	(54)

Subtotal	44,632	73,687	(29,055)	(39)
MSR valuation adjustment(1)	(31,993)	36,162	(68,155)	N.M.
Net trading gains (losses) related to MSR hedging	57,929	(43,604)	101,533	N.M.

Total mortgage banking income	$70,568	$66,245	$4,323	7%

Mortgage originations (in millions)	$2,030	$3,133	$(1,103)	(35)%
MSRs (in millions)	23	121	(98)	(81)
Capitalized mortgage servicing rights(2)	179,138	219,282	(40,144)	(18)
Total mortgages serviced for others (in millions) (2)	15,954	16,246	(292)	(2)
MSR % of investor servicing portfolio	1.12%	1.35%	(0.23)%	N.M. %
MSR valuation adjustment(1)	$(31,993)	$36,162	$(68,155)	N.M. %
Net trading gains (losses) related to MSR hedging	57,929	(43,604)	101,533	N.M.
Net interest income related to MSR hedging	227	2,640	(2,413)	(91)

Net impact of MSR hedging	$26,163	$(4,802)	$30,965	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
The $5.4 million, or 1%, increase in total noninterest income reflected:
•	$6.3 million, or 13%, increase in electronic banking reflecting increased debit card transaction volumes.
•	$5.6 million, or 11%, increase in trust services income reflecting a combination of higher asset market values, asset growth, fee increases, and income related to tax preparation fees.
•	$5.3 million securities losses in the year-ago period.
•	$4.3 million, or 7%, increase in mortgage banking income. MSR hedging-related activity improved $33.4 million compared with the year-ago period reflecting updated market data and trends, as well as lowered prepayment assumptions. This benefit was partially offset by a $28.4 million decline in origination and secondary marketing income as originations were 35% below the year-ago period.
•	$3.7 million, or 14%, increase in bank owned life insurance income reflecting $1.7 million in realized policy benefits.
Partially offset by:
•	$18.0 million, or 24%, decline in other income as the year-ago period included a $31.4 million gain on the sale of Visa® stock, partially offset by a $5.9 million automobile loan securitization loss.
For additional information regarding noninterest income, see the “Legislative and Regulatory” section located within the “Executive Overview” section.

Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 3, and 6.)
The following table reflects noninterest expense for each of the past five quarters:
Table 18 — Noninterest Expense

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Personnel costs	$194,875	$183,642	$180,663	$172,152	$171,735
Outside data processing and other services	40,670	39,082	36,812	38,285	40,006
Deposit and other insurance expense	26,067	24,755	24,420	23,851	48,138
Net occupancy	25,388	29,086	26,273	25,382	24,430
OREO and foreclosure expense	4,970	11,530	18,520	38,968	26,524
Equipment	21,585	20,624	20,454	20,967	21,286
Professional services	24,388	22,697	25,146	18,108	16,658
Amortization of intangibles	15,141	15,146	17,060	16,995	17,117
Automobile operating lease expense	9,667	10,066	10,440	10,589	11,400
Marketing	17,682	11,153	9,074	8,259	7,491
Telecommunications	6,205	6,171	6,099	5,902	6,088
Printing and supplies	3,893	3,673	3,807	3,950	4,151
Goodwill impairment	—	—	—	—	4,231
Gain on early extinguishment of debt	—	—	(73,615)	(60)	(73,038)
Other	23,279	20,468	17,443	17,749	13,765

Total noninterest expense	$413,810	$398,093	$322,596	$401,097	$339,982

Number of employees (full-time equivalent), at period-end	11,117	10,678	10,272	10,194	10,338

2010 Second Quarter versus 2009 Second Quarter
Noninterest expense increased $73.8 million, or 22%, from the year-ago quarter.
Table 19 — Noninterest Expense — 2010 Second Quarter vs. 2009 Second Quarter

	Second Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Personnel costs	$194,875	$171,735	$23,140	13%
Outside data processing and other services	40,670	40,006	664	2
Deposit and other insurance expense	26,067	48,138	(22,071)	(46)
Net occupancy	25,388	24,430	958	4
OREO and foreclosure expense	4,970	26,524	(21,554)	(81)
Equipment	21,585	21,286	299	1
Professional services	24,388	16,658	7,730	46
Amortization of intangibles	15,141	17,117	(1,976)	(12)
Automobile operating lease expense	9,667	11,400	(1,733)	(15)
Marketing	17,682	7,491	10,191	N.M.
Telecommunications	6,205	6,088	117	2
Printing and supplies	3,893	4,151	(258)	(6)
Goodwill impairment	—	4,231	(4,231)	N.M.
Gain on early extinguishment of debt	—	(73,038)	73,038	N.M.
Other expense	23,279	13,765	9,514	69

Total noninterest expense	$413,810	$339,982	$73,828	22%

Number of employees, (full-time equivalent), at period-end	11,117	10,338	779	8%
N.M., not a meaningful value.
The $73.8 million, or 22%, increase in total noninterest expense from the year-ago quarter reflected:
•	$73.0 million benefit in the year-ago quarter from a gain on the early extinguishment of debt.
•	$23.1 million, or 13%, increase in personnel costs, primarily reflecting an 8% increase in full-time equivalent staff in support of strategic initiatives, as well as higher commissions and other incentive expenses and the reinstatement of our 401(k) plan matching contribution.
•	$10.2 million increase in marketing expense reflecting increases in branding and product advertising activities in support of strategic initiatives.
•	$9.5 million, or 69%, increase in other expense, reflecting a combination of factors including a $5.2 million increase in repurchase reserves related to representations and warranties made on mortgage loans sold and an increase in other miscellaneous expenses in support of implementing strategic initiatives, partially offset by a decrease in franchise and other taxes.
•	$7.7 million, or 46%, increase in professional services, reflecting higher consulting and legal expenses.
Partially offset by:
•	$22.1 million, or 46%, decrease in deposit and other insurance expense primarily due to a $23.6 million FDIC insurance special assessment in the year-ago quarter.
•	$21.6 million, or 81%, decline in OREO and foreclosure expense.
•	$4.2 million goodwill impairment in the year-ago quarter.

2010 Second Quarter versus 2010 First Quarter
Noninterest expense increased $15.7 million, or 4%, from the prior quarter.
Table 20 — Noninterest Expense — 2010 Second Quarter vs. 2010 First Quarter

	2010	2010	Change
(dollar amounts in thousands)	Second Quarter	First Quarter	Amount	Percent

Personnel costs	$194,875	$183,642	$11,233	6%
Outside data processing and other services	40,670	39,082	1,588	4
Deposit and other insurance expense	26,067	24,755	1,312	5
Net occupancy	25,388	29,086	(3,698)	(13)
OREO and foreclosure expense	4,970	11,530	(6,560)	(57)
Equipment	21,585	20,624	961	5
Professional services	24,388	22,697	1,691	7
Amortization of intangibles	15,141	15,146	(5)	—
Automobile operating lease expense	9,667	10,066	(399)	(4)
Marketing	17,682	11,153	6,529	59
Telecommunications	6,205	6,171	34	1
Printing and supplies	3,893	3,673	220	6
Other expense	23,279	20,468	2,811	14

Total noninterest expense	$413,810	$398,093	$15,717	4%

Number of employees, (full-time equivalent), at period-end	11,117	10,678	439	4%
The $15.7 million, or 4%, increase in total noninterest expense from the prior quarter reflected:
•	$11.2 million, or 6%, increase in personnel costs, primarily reflecting higher salaries due to a 4% increase in full-time equivalent staff in support of strategic initiatives, as well as a full quarter’s impact of merit increases and reinstatement of our 401(k) plan matching contribution.
•	$6.5 million, or 59%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.
•	$2.8 million, or 14%, increase in other expense, reflecting a $5.4 million increase in repurchase reserves related to representations and warranties made on mortgage loans sold, partially offset by a decrease in franchise and other taxes.
Partially offset by:
•	$6.6 million, or 57%, decrease in OREO and foreclosure expense.
•	$3.7 million, or 13%, decrease in net occupancy expense, primarily reflecting seasonally lower expenses.

2010 First Six Months versus 2009 First Six Months
The following table reflects noninterest expense for the first six-month period of 2010 and the first six-month period of 2009:
Table 21 — Noninterest Expense — 2010 First Six Months vs. 2009 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent

Personnel costs	$378,517	$347,667	$30,850	9%
Outside data processing and other services	79,752	72,998	6,754	9
Deposit and other insurance expense	50,822	65,559	(14,737)	(22)
Net occupancy	54,474	53,618	856	2
OREO and foreclosure expense	16,500	36,411	(19,911)	(55)
Equipment	42,209	41,696	513	1
Professional services	47,085	33,112	13,973	42
Amortization of intangibles	30,287	34,252	(3,965)	(12)
Automobile operating lease expense	19,733	22,331	(2,598)	(12)
Marketing	28,835	15,716	13,119	83
Telecommunications	12,376	11,978	398	3
Printing and supplies	7,566	7,723	(157)	(2)
Goodwill impairment	—	2,606,944	(2,606,944)	N.M.
Gain on early extinguishment of debt	—	(73,767)	73,767	N.M.
Other expense	43,747	33,513	10,234	31

Total noninterest expense	$811,903	$3,309,751	$(2,497,848)	(75)%

Number of employees, (full-time equivalent), at period-end	11,117	10,338	779	8%

N.M., not a meaningful value.
The $2,497.8 million, or 75%, decrease in total noninterest expense reflected:
•	$2,606.9 million of goodwill impairment in the year-ago period.
•	$19.9 million, or 55%, decline in OREO and foreclosure expense reflecting lower OREO losses.
•	$14.7 million, or 22%, decline in deposit and other insurance expense primarily due to a $23.6 million FDIC insurance special assessment in the year-ago period, partially offset by higher FDIC insurance costs in the current period as premium rates increased and the level of deposits grew.
Partially offset by:
•	$73.8 million benefit in the year-ago period from a gain on the early extinguishment of debt.
•	$30.9 million, or 9%, increase in personnel costs, primarily reflecting an 8% increase in full-time equivalent staff in support of strategic initiatives, as well as higher commissions and other incentive expenses, and the reinstatement of our 401(k) plan matching contribution.
•	$14.0 million, or 42%, increase in professional services reflecting higher collection-related expenses, as well as an increase in consulting expenses and legal expenses.
•	$13.1 million, or 83%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.
•	$10.2 million, or 31%, increase in other expense reflecting $7.1 million of higher franchise and other taxes, $5.7 million of legal fees associated with redemption of a bank note, and a $6.3 million increase in repurchase reserves related to representations and warranties made on mortgage loans sold. These increases were partially offset by $5.6 million of lower automobile lease residual value expense as used vehicle prices improved.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 2 and 6.)
The provision for income taxes in the 2010 second quarter was $13.3 million. This compared with a tax benefit of $38.1 million in the 2010 first quarter and a tax benefit of $12.8 million in the 2009 second quarter. As of June 30, 2010, we had a net deferred tax asset of $389.8 million. There was no impairment to the deferred tax asset as a result of projected taxable income.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and nonincome taxes. Also, we are subject to on-going tax examinations in various jurisdictions. Federal income tax audits have been completed through 2005. In 2009, the Internal Revenue Service (IRS) began the audit of our consolidated federal income tax returns for tax years 2006 and 2007. Various state and other jurisdictions remain open to examination for tax years 2000 and forward. The IRS as well as state tax officials from Ohio, Kentucky, and Illinois have proposed adjustments to our previously filed tax returns. We believe that the tax positions taken by us related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and we intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. (See Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding unrecognized tax benefits.)

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
Credit Loan and Lease Exposure Mix
At June 30, 2010, commercial loans totaled $19.6 billion, and represented 53% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, size, and geography within our footprint, and is comprised of the following (see “Commercial Credit” discussion):
Commercial and Industrial (C&I) loans — C&I loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The vast majority of these borrowers are commercial customers doing business within our geographic regions. C&I loans are generally underwritten individually and usually secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the underwriting process, which focuses on cash flow from operations to repay the debt. The sale of the real estate is not considered the primary repayment source for the loan.
Commercial real estate (CRE) loans — CRE loans consist of loans for income producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.
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
Total consumer loans were $17.4 billion at June 30, 2010, and represented 47% of our total loan and lease credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).
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

Automobile loans/leases — Automobile loans/leases is primarily comprised of loans made through automotive dealerships, and includes exposure in selected out-of-market states. However, no out-of-market state represented more than 10% of our total automobile loan and lease portfolio. Our automobile lease portfolio will continue to decline as we exited the automobile leasing business during the 2008 fourth quarter.
Table 22 — Loan and Lease Portfolio Composition

	2010				2009
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial(1)
Commercial and industrial(2)	$12,392	34%	$12,245	33%	$12,888	35%	$12,547	34%	$13,320	35%
Construction	1,106	3	1,443	4	1,469	4	1,815	5	1,857	5
Commercial(2)	6,078	16	6,013	16	6,220	17	6,900	18	7,089	18

Total commercial real estate	7,184	19	7,456	20	7,689	21	8,715	23	8,946	23

Total commercial	19,576	53	19,701	53	20,577	56	21,262	57	22,266	58

Consumer:
Automobile loans(3)	4,712	13	4,212	11	3,144	9	2,939	8	2,855	7
Automobile leases	135	—	191	1	246	1	309	1	383	1
Home equity	7,510	20	7,514	20	7,563	21	7,576	20	7,631	20
Residential mortgage	4,354	12	4,614	12	4,510	12	4,468	12	4,646	12
Other loans	683	2	700	3	751	2	750	2	714	2

Total consumer	17,394	47	17,231	47	16,214	44	16,042	43	16,229	42

Total loans and leases	$36,970	100%	$36,932	100%	$36,791	100%	$37,304	100%	$38,495	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	The 2009 first quarter and 2009 fourth quarter reflected net reclassifications from commercial real estate loans to commercial and industrial loans of $782.2 million and $589.0 million, respectively.

(3)	The 2010 first quarter included an increase of $730.5 million resulting from the adoption of a new accounting standard to consolidate a previously off-balance automobile loan securitization transaction.
Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-given-default is rated on a 1-16 scale and is applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. As an example, the retail projects segment of the CRE portfolio has received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Retail Properties” discussion). We continually review and adjust our risk-rating criteria based on actual experience. The continuous analysis and review process results in a determination of the risk level and an appropriate ALLL amount for our commercial loan portfolio.
Credit exposures may be designated as monitored credits when warranted by individual borrower performance, or by industry and environmental factors. Monitored credits are subjected to additional monthly reviews in order to adequately assess the borrower’s credit status and to take appropriate action.
Our Special Assets Division (SAD) is a specialized credit group that handles workouts, commercial recoveries, and problem loan sales. This group is involved in the day-to-day management of relationships rated “substandard” or lower. Its responsibilities include developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the managed monitored credits.

Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as throughout our geographic footprint. Beginning in 2009, we engaged in a large number of enhanced portfolio management initiatives, including a review to ensure the appropriate classification of CRE loans. The results of this initiative included reclassifications in 2009 totaling $1.4 billion that increased C&I loan balances, and correspondingly decreased CRE loan balances, primarily representing owner-occupied properties. We believe that the changes provide improved visibility and clarity to us and our investors.
Certain segments of our commercial loan portfolio are discussed in further detail below:
COMMERCIAL REAL ESTATE (CRE) PORTFOLIO
As shown in the following table, CRE loans totaled $7.2 billion and represented 19% of our total loan exposure at June 30, 2010.
Table 23 — Commercial Real Estate Loans by Property Type and Property Location

	June 30, 2010
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	West Virginia	Other	Total Amount	%

Retail properties	$786	$190	$150	$201	$8	$66	$46	$513	$1,960	27%
Multi family	791	118	104	71	37	1	75	112	1,309	18
Office	596	233	112	59	19	25	59	59	1,162	16
Industrial and warehouse	426	187	37	85	14	35	11	84	879	12
Single family home builders	429	64	39	18	16	63	18	37	684	10
Lines to real estate companies	489	28	17	24	1	1	7	3	570	8
Hotel	139	52	18	36	—	—	44	95	384	5
Raw land and other land uses	49	31	3	7	5	5	4	17	121	2
Health care	27	30	15	2	—	—	—	—	74	1
Other	26	3	2	1	8	—	—	1	41	1

Total	$3,758	$936	$497	$504	$108	$196	$264	$921	$7,184	100%

% of total portfolio	52%	13%	7%	7%	2%	3%	4%	13%	100%
Net charge-offs (for the first six-month period of 2010)	$79.6	$23.1	$4.5	$1.8	$2.6	$10.7	$0.5	$44.2	$167.0
Net charge-offs - annualized %	4.05%	4.71%	1.73%	0.68%	4.54%	10.50%	0.38%	9.17%	4.44%

Nonaccrual loans	$358.3	$54.7	$39.1	$27.8	$8.0	$28.0	$19.5	$127.7	$663.1
% of related outstandings	10%	6%	8%	6%	7%	14%	7%	14%	9%

CRE loan credit quality data regarding NCOs and nonaccrual loans (NALs) by industry classification code are presented in the following table:
Table 24 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Net Charge-offs				Nonaccrual Loans
	Six Months Ended June 30,				June 30,		December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Percentage	Amount	Percentage	Amount	Percent (1)	Amount	Percent (1)
Retail properties	$69.5	6.73%	$79.1	6.88%	$184.6	9%	$253.6	12%
Industrial and warehouse	25.9	5.75	15.2	2.53	93.1	11	120.8	13
Single family home builder	32.9	8.32	81.8	14.08	150.0	22	262.4	31
Multi family	17.3	2.61	29.4	3.69	105.5	8	129.0	9
Lines to real estate companies	3.4	1.08	32.1	5.72	18.5	3	22.7	4
Office	9.9	1.73	9.8	1.52	62.6	5	87.3	8
Hotel	1.8	0.93	—	—	18.0	5	10.9	3
Raw land and other land uses	6.0	8.94	7.4	7.56	23.6	20	42.4	32
Health care	0.2	0.39	—	—	0.5	1	0.7	1
Other	0.1	0.53	0.6	2.01	6.7	17	6.0	16

Total	$167.0	4.44%	$255.4	5.29%	$663.1	9%	$935.8	12%

(1)	Represents percentage of related outstanding loans.
As shown in the table above, NCOs during the first six-month period of 2010 were materially lower than in the comparable year-ago period. Although NCOs in the industrial and warehouse segment increased, this increase was not an indication of a significant increasing trend. While there has been some recent stabilization in the market, we anticipate the current stress within this portfolio will continue for the foreseeable future.
We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include product-type specific policies such as loan-to-value (LTV), debt service coverage ratios, and pre-leasing requirements, as applicable. Generally, we: (a) limit our loans to 80% of the appraised value of the commercial real estate, (b) require net operating cash flows to be 125% of required interest and principal payments, and (c) if the commercial real estate is non-owner-occupied, require that at least 50% of the space of the project be pre-leased.
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
Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Given the stressed environment for some loan types, we have initiated on-going portfolio level reviews of certain segments such as the retail properties segment (see “Retail Properties” discussion). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of these actions indicated that additional stress is likely due to the current economic conditions. Property values are updated using appraisals on a regular basis to ensure that appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers as well as an in-depth knowledge of CRE project lending and the market environment.
At the portfolio level, we actively monitor the concentrations and performance metrics of all loan types, with a focus on higher risk segments. Macro-level stress-test scenarios based on retail sales and home-price depreciation trends for the segments are embedded in our performance expectations, and lease-up and absorption scenarios are assessed.
Within the CRE portfolio, the retail properties and single family home builder segments continued to be stressed as a result of the continued decline in the housing markets and general economic conditions, and are discussed below.

Retail Properties
Our portfolio of CRE loans secured by retail properties totaled $2.0 billion, or approximately 5% of total loans and leases, at June 30, 2010. Loans within this portfolio segment declined $0.2 billion, or 7%, from December 31, 2009. Credit approval in this portfolio segment is generally dependent on pre-leasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
The weakness of the economic environment in our geographic regions continues to significantly impact the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity to this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.
Single Family Home Builders
At June 30, 2010, we had $0.7 billion of CRE loans to single family home builders. Such loans represented 2% of total loans and leases. Of this portfolio segment, 66% were to finance construction projects, 15% to finance land under development, and 19% to finance land held for development. The $0.7 billion represented a $0.2 billion, or 20%, decrease compared with $0.9 billion at December 31, 2009. The decrease primarily reflected run-off activity as no new loans have been originated since 2008, property sale activity, and charge-offs. Based on portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio. We do not anticipate any future significant credit impact from this portfolio segment.
Core and Noncore portfolios
Each CRE loan is classified as either core or noncore. We segmented the CRE portfolio into these designations in order to provide more clarity around our portfolio management strategies and to provide additional clarity for us and our investors. A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship or the prospective of establishing one, that generates an acceptable return on capital. The core CRE portfolio was $4.0 billion at June 30, 2010, representing 55% of total CRE loans. The performance of the core portfolio in the current quarter met our expectations, based on the consistency of the asset quality metrics within the portfolio. Based on the extensive project level assessment process, including forward-looking collateral valuations, we are comfortable with the credit quality of the core portfolio at this time.
A CRE loan is generally considered noncore based on a lack of a substantive relationship outside of the credit product, with no immediate prospects for improvement. The noncore CRE portfolio declined from $3.7 billion at December 31, 2009, to $3.2 billion at June 30, 2010, and represented 45% of total CRE loans. Of the loans in the noncore portfolio at June 30, 2010, 46% were classified as “pass” or better, 95% had guarantors, 99% was secured, and 89% was located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.6 billion, or 19%, of related outstanding balances, are classified as NALs. SAD administered $1.6 billion, or 50%, of total noncore CRE loans at June 30, 2010. It is expected that we will exit the majority of noncore CRE relationships over time. This would reflect normal repayments, possible sales should economically attractive opportunities arise, or the reclassification as a core CRE relationship if it expands to meet the core requirements.

The table below provides the segregation of the CRE portfolio into core and noncore segments as of June 30, 2010.
Table 25 — Core Commercial Real Estate Loans by Property Type and Property Location

	June 30, 2010
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%
Core portfolio:
Retail properties	$462	$108	$83	$84	$3	$42	$39	$369	$1,190	16%
Office	338	149	74	36	11	9	40	43	700	10
Multi family	269	87	62	32	8	—	44	64	566	8
Industrial and warehouse	287	64	19	45	1	3	9	84	512	7
Lines to real estate companies	346	19	9	19	—	1	6	2	402	6
Hotel	75	35	8	25	—	—	37	82	262	4
Single family home builders	127	32	7	3	—	21	10	1	201	3
Raw land and other land uses	22	29	1	2	2	2	4	10	72	1
Health care	13	7	13	2	—	—	—	—	35	—
Other	11	2	2	1	8	—	—	1	25	—

Total core portfolio	1,950	532	278	249	33	78	189	656	3,965	55
Total noncore portfolio	1,808	404	219	255	75	118	75	265	3,219	45

Total	$3,758	$936	$497	$504	$108	$196	$264	$921	$7,184	100%

Credit quality data regarding the allowance for credit losses (ACL) and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table.
Table 26 — Commercial Real Estate — Core vs. Noncore portfolios

	June 30, 2010
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,965	$—	$165	4.16%	4.16%	$39.1

Noncore — Special Assets Division (2)	1,618	549	390	24.09	43.33	564.3
Noncore — Other	1,601	24	150	9.37	10.71	59.7

Total noncore	3,219	573	540	16.78	29.35	624.0

Total commercial real estate	$7,184	$573	$705	9.81%	16.48%	$663.1

	December 31, 2009

Total core	$4,038	$—	$168	4.16%	4.16%	$3.8

Noncore — Special Assets Division (2)	1,809	511	410	22.66	39.70	861.0
Noncore — Other	1,842	26	186	10.10	11.35	71.0

Total noncore	3,651	537	596	16.32	27.05	932.0

Total commercial real estate	$7,689	$537	$764	9.94%	15.82%	$935.8

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)

(2)	Noncore loans managed by our Special Assets Division, the area responsible for managing loans and relationships designated as monitored credits.
As shown in the above table, the ending balance of the CRE portfolio at June 30, 2010 declined $0.5 billion compared with December 31, 2009. Of this decline, 86% occurred in the noncore segment of the portfolio, and was a function of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. We anticipate further declines in future periods based on our overall strategy regarding the CRE portfolio.

Also as shown above, substantial reserves for the noncore portfolio have been established. At June 30, 2010, the ACL related to the noncore portfolio was 16.78%. We believe segregating the noncore CRE from core CRE improves our ability to understanding the nature, performance prospects, and problem resolution opportunities of this segment, thus allowing us to continue to deal proactively with future credit issues.
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
COMMERCIAL AND INDUSTRIAL (C&I) PORTFOLIO
The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the on-going operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, or inventory. In many cases, the loans are secured by real estate, although the sale of the real estate is not a primary source of repayment for the loan. For loans secured by real estate, appropriate appraisals are obtained at origination, and updated on an as needed basis, in compliance with regulatory requirements.
There were no outstanding commercial loans that would be considered an unwarranted industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and automotive suppliers. However, the combined total of these segments represented only 10% of the total C&I portfolio. We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV, and debt service coverage ratios, as applicable.
C&I borrowers have been challenged by the weak economy for consecutive years, and some borrowers may no longer have sufficient capital to withstand the protracted stress and, as a result, may not be able to comply with the original terms of their credit agreements. We continue to focus on-going attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages over the past 12 months.
As shown in the following table, C&I loans totaled $12.4 billion at June 30, 2010.
Table 27 — Commercial and Industrial Loans and Leases by Industry Classification

	June 30, 2010
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent
Industry Classification:
Services	$4,655	26%	$3,600	28%
Manufacturing	3,371	19	2,162	17
Finance, insurance, and real estate	1,920	11	1,455	12
Retail trade — auto dealers	1,652	9	1,063	9
Retail trade — other than auto dealers	1,706	9	1,238	10
Wholesale trade	1,409	8	839	7
Transportation, communications, and utilities	1,266	7	720	6
Contractors and construction	938	5	561	5
Energy	667	4	433	3
Agriculture and forestry	330	2	235	2
Public administration	85	—	78	1
Other	10	—	8	—

Total	$18,009	100%	$12,392	100%

C&I loan credit quality data regarding NCOs and NALs by industry classification are presented in the table below:
Table 28 — Commercial and Industrial Credit Quality Data by Industry Classification

	Net Charge-offs				Nonaccrual Loans
	Six Months Ended June 30,				June 30,		At December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Annualized %	Amount	Annualized %	Amount	Percent (1)	Amount	Percent (1)
Industry Classification:
Manufacturing	$37.2	3.62%	$59.4	5.09%	$132.9	6%	$136.8	6%
Services	49.0	2.67	34.7	1.78	109.5	3	163.9	4
Contractors and construction	10.1	4.38	6.6	2.59	22.8	4	41.6	9
Finance, insurance, and real estate (2)	12.8	1.25	153.3	—	54.0	4	98.0	4
Transportation, communications, and utilities	8.6	2.53	5.0	1.36	18.3	3	30.6	4
Retail trade — other than auto dealers	11.0	2.21	31.2	6.69	53.8	4	58.5	6
Energy	1.3	0.64	3.0	1.43	9.9	2	10.7	3
Retail trade — auto dealers	1.1	0.23	0.2	0.03	3.0	—	3.0	—
Public administration	0.2	0.48	0.3	0.44	0.1	—	0.1	—
Wholesale trade	0.9	0.25	14.2	3.15	21.3	3	29.5	4
Other	1.2	18.18	1.0	9.30	0.1	1	0.6	2

Total (2)	$133.6	2.18%	$308.9	4.57%	$429.6	3%	$578.4	4%

(1)	Represents percentage of total related outstanding loans.

(2)	The six-month period of 2009 included charge-offs totaling $118.5 million associated with the 2009 Franklin restructuring (see Significant Item 2).
FRANKLIN RELATIONSHIP
(This section should be read in conjunction with Significant Item 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
Our relationship with Franklin was acquired in the Sky Financial acquisition in 2007. On March 31, 2009, we restructured this relationship. As a result of the restructuring, we began reporting the loans as secured by first- and second- mortgages on residential properties and OREO properties, both of which had previously been assets of Franklin or its subsidiaries and were pledged to secure our loan to Franklin. At the time of the restructuring, the loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million.
During the 2010 second quarter, the remaining $397.7 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) were transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value totaling $323.4 million, resulting in $75.5 million of charge-offs. On July 20, 2010, substantially all of the residential mortgage loans were sold. The remaining Franklin-related portfolio after the sale primarily consists of $48.3 million of home equity loans held for sale and $24.5 million of OREO properties, both of which are carried at the lower of cost or current fair value, less costs to sell.
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

The residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. The general slowdown in the housing market has negatively impacted the performance of our residential mortgage and home equity portfolios. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected. Given the continued economic weaknesses in our markets, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed in greater detail below:
Table 29 — Selected Home Equity and Residential Mortgage Portfolio Data (1)

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
(dollar amounts in millions)	06/30/10	12/31/09	06/30/10	12/31/09	06/30/10	12/31/09
Ending Balance	$2,416	$2,616	$5,094	$4,946	$4,354	$4,510
Portfolio Weighted Average LTV ratio(2)	71%	71%	77%	77%	77%	76%
Portfolio Weighted Average FICO(3)	726	716	739	723	717	698

	Six Months Ended June 30, 2010
	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages (4)
Originations	$218.9	$661.7	$694.0
Origination Weighted Average LTV ratio(2)	61%	73%	80%
Origination Weighted Average FICO(3)	762	765	761

(1)	Excludes Franklin-related loans.

(2)	The loan-to-value (LTV) ratios for home equity loans and home equity lines of credit are cumulative LTVs reflecting the balance of any senior loans.

(3)	Portfolio Weighted Average FICO reflects currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.

(4)	Represents only owned-portfolio originations.
HOME EQUITY PORTFOLIO
Our home equity portfolio (loans and lines-of-credit) consists of both first- and second- mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line-of-credit. Home equity loans are generally fixed-rate with periodic principal and interest payments. Home equity lines-of-credit are generally variable-rate and do not require payment of principal during the 10-year revolving period of the line.
We focus on high-quality borrowers primarily located within our geographic footprint. Over time, borrower FICO scores at loan origination for this portfolio have increased, and loan originations to borrowers with lower FICO scores have decreased. The majority of our home equity borrowers consistently pay more than the required amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers have utilized other products and services.
We believe we have granted credit conservatively within this portfolio. We have not originated “stated income” home equity loans or lines-of-credit that allow negative amortization. Also, we have not originated home equity loans or lines-of-credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high-quality borrowers. However, continued declines in housing prices have likely eliminated a portion of the collateral for this portfolio as some loans with an original LTV ratio of less than 100% currently have an LTV ratio above 100%. At June 30, 2010, 45% of our home equity loan portfolio, and 25% of our home equity line-of-credit portfolio were secured by a first-mortgage lien on the property. The risk profile is substantially improved when we hold a first-mortgage lien position. In the 2010 second quarter, over 50% of our home equity portfolio originations (both loans and lines-of-credit) were loans where the loan was secured by a first-mortgage lien.
For certain home equity loans and lines-of-credit, we may utilize Automated Valuation Methodology (AVM) or other model-driven value estimates during the credit underwriting process. Regardless of the estimate methodology, we supplement our underwriting with a third-party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management, as well as our workout and loss mitigation functions.
We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. We focus production primarily within our banking footprint or to existing customers.

RESIDENTIAL MORTGAGES
We focus on higher-quality borrowers, and underwrite all applications centrally, often through the use of an automated underwriting system. We do not originate residential mortgage loans that allow negative amortization or are “payment option adjustable-rate mortgages”.
All residential mortgage loans are originated based on a full appraisal during the credit underwriting process. Additionally, we supplement our underwriting with a third-party fraud detection system as used in the Home Equity portfolio to limit our exposure to “flipping”, and outright fraudulent transactions. We update values in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.
A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 59% of our total residential mortgage loan portfolio at June 30, 2010. At June 30, 2010, ARM loans that were expected to have rates reset totaled $418.3 million for 2010, and $795.6 million for 2011. Given the quality of our borrowers and the relatively low current interest rates, we believe there exists a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.
We had $0.3 billion of Alt-A mortgage loans in the residential mortgage loan portfolio at June 30, 2010, compared with $0.4 billion at December 31, 2009. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies for this limited segment including reliance on “stated income”, “stated assets”, or higher acceptable LTV ratios. Our exposure related to this product will continue to decline in the future as we stopped originating these loans in 2007. At June 30, 2010, borrowers for Alt-A mortgages had an average current FICO score of 680 and the loans had an average LTV ratio of 87%, compared with 662 and 87%, respectively, at December 31, 2009. Total Alt-A NCOs during the first six-month period of 2010 were $8.6 million, or an annualized 4.87%, compared with $6.2 million, or an annualized 2.91%, in the first six-month period of 2009. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, earlier recognition of losses. At June 30, 2010, $16.5 million of the ALLL was allocated to the Alt-A mortgage portfolio, representing 4.89% of period-end Alt-A mortgages.
Interest-only loans comprised $0.6 billion of residential real estate loans at June 30, 2010, essentially unchanged from December 31, 2009. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At June 30, 2010, borrowers for interest-only loans had an average current FICO score of 733 and the loans had an average LTV ratio of 77%, compared with 718 and 77%, respectively, at December 31, 2009. Total interest-only NCOs during the first six-month period of 2010 were $5.1 million, or an annualized 3.59%, compared with $4.5 million, or an annualized 2.72%, in the first six-month period of 2009. As with the entire residential mortgage portfolio, the increase in NCOs reflected, among other actions, earlier recognition of losses. At June 30, 2010, $9.9 million of the ALLL was allocated to the interest-only loan portfolio, representing 1.78% of period-end interest-only loans.
Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSR values in particular. Various refinance programs positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.
Credit Quality
We believe the most meaningful way to assess overall credit quality performance for 2010 is through an analysis of specific credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: NALs and NPAs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, and product segmentation in the analysis of our credit quality performance.
Overall credit quality performance in the 2010 second quarter showed continued improvement across several credit quality metrics, although NCOs increased from the prior quarter as a result of Franklin-related charge-offs (see Significant Item 2). NCOs increased $40.7 million, or 17%, from the prior quarter including $80.0 million of Franklin-related NCOs. Total NCOs were $199.2 million excluding the Franklin-related impact, representing a $27.8 million decline on this same basis from the prior quarter to the lowest level since the third quarter of 2008. Other key credit quality metrics also showed improvement, including a 17% decline in NPAs. Contributing to the decline in NPAs was a 28% linked-quarter decline in new NPAs to $171.6 million. We also saw a decline in the level of “criticized” commercial loans reflecting pay-offs and loan risk-rating upgrade activity combined with a decrease in the level of inflows. The inflow migration levels for both new criticized loans and NALs in the current quarter were the lowest since 2008, an indicator of likely improved future NAL and NPA trends.

The current quarter also saw a significant decline in delinquency levels. Our commercial delinquency levels were essentially unchanged compared with the prior quarter, while our consumer delinquency level continued their downward trend of the past four quarters. Home equity loans and residential mortgage delinquencies declined. While there were declines in both NCOs and delinquencies in the home equity and residential mortgage portfolios, there remains significant opportunity for further improvement. Automobile loan delinquency rates also declined in the quarter, continuing a year-long trend. We remain comfortable with the on-going performance of our automobile loan portfolio.
The economic environment remains challenging. Yet, reflecting the benefit of our focused credit actions of last year, this year we are experiencing declines in total NPAs, new NPAs, and the amount of loan exposure on our watchlist. This quarter’s NCOs, with the exception of the $75.5 million associated with the transfer of Franklin-related loans into loans held for sale (see Significant Item 2), were related to reserves established in prior periods. Our allowance for credit losses declined by $86.0 million to $1,441.8 million, or 3.90%, of period-end total loans and leases from $1,527.9 million, or 4.14%, at March 31, 2010. Importantly, our allowance for credit losses as a percent of period-end NALs increased to 120% from 87%, and coverage ratios associated with NPAs and criticized assets also increased. These improved coverage ratios indicate a continued strengthening of our reserve position relative to troubled assets from the prior quarter.
NONPERFORMING ASSETS, NONACCRUAL LOANS, and TROUBLED DEBT RESTRUCTURED LOANS
(This section should be read in conjunction with Significant Item 2.)
Nonperforming Assets (NPAs) and Nonaccrual Loans (NALs)
NPAs consist of (a) nonaccrual loans (NALs), which represent loans and leases that are no longer accruing interest, (b) impaired held-for-sale loans, (c) OREO, and (d) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Residential mortgage loans are placed on nonaccrual status at 180-days past due, and a charge-off recorded if it is determined that insufficient equity exists in the collateral property to support the entire outstanding loan amount. A home equity loan is placed on nonaccrual status at 120-days past due, and a charge-off recorded if it is determined that there is not sufficient equity in the collateral property to cover our position. In all instances associated with residential real estate loans, our equity position is determined by a current property valuation based on an expected marketing time period consistent with the market. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectiblity is no longer in doubt, the loan or lease is returned to accrual status.
Troubled Debt Restructured Loans
Troubled debt restructured loans (TDRs) are loans that have been modified in which a concession is provided to a borrower experiencing credit difficulties. The terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded because the borrower remains contractually current. The following is a summary of our TDRs (both accrual and nonaccrual) by loan type as of June 30, 2010:

(dollar amounts in thousands)
Restructured loans and leases — accruing:
Mortgage loans	$269,570
Other consumer loans	65,061
Commercial loans	141,353
Restructured loans and leases — nonaccrual:
Mortgage loans	13,499
Other consumer loans	—
Commercial loans	90,266
In the workout of a problem loan there are many factors considered when determining the most favorable resolution. For consumer loans, we evaluate the ability and willingness of the borrower to make contractual or reduced payments, the value of the underlying collateral, and the costs associated with the foreclosure or repossession, and remarketing of the property. For commercial loans, we consider similar criteria, including multiple collateral types in some instances, and also evaluate the customer’s business prospects.

Residential Mortgage loan TDRs — Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. Residential mortgages identified as TDRs involve borrowers who are unable to refinance their mortgages through our normal channels, or to refinance their mortgages through other sources. Some, but not all, of the loans may be delinquent. Modifications can include adjustments to rates and/or principal.
The modifications are classified as TDRs when we have determined that a concession should be provided given that these borrowers cannot obtain the modified mortgages through other independent sources or our normal mortgage origination channels. Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off. No consideration is given to removing individual loans from the pools.
Non-government guaranteed residential mortgage loans, including restructured loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual loans are those that are greater than 180 days contractually past due. Loans guaranteed by government organizations such as the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), and the United States Department of Agriculture (USDA) continue to accrue interest upon delinquency. Overall, our delinquency rates on TDRs are significantly below industry levels.
Residential mortgage loan TDR classifications resulted in an impairment adjustment of $1.2 million during the 2010 second quarter, and $2.5 million for first six-month period of 2010. Prior to the TDR classification, residential mortgage loans individually had minimal ALLL associated with them because the ALLL is calculated on a total portfolio pooled basis.
Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. We make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs. The TDR classification for these other consumer loans resulted in an impairment adjustment of $0.5 million during the 2010 second quarter, and $0.9 million for first six-month period of 2010.
Commercial loan TDRs -Commercial accruing TDRs represent loans in which a “substandard”-rated customer is current on contractual principal and interest but undergoes a loan modification. Accruing TDRs often result from “substandard”-rated customers receiving an extension on the maturity of their loan, for example, to allow additional time for the sale or lease of underlying CRE collateral. Often, it is in our best interest to extend the maturity rather than foreclose on a C&I or CRE loan, particularly for borrowers who are generating cash flows to support contractual interest payments. These borrowers cannot obtain the modified loan through other independent sources because of the “substandard” ratings, therefore a concession is provided and the modification is classified as a TDR. The TDR remains in accruing status as long as the customer is current on payments and no loss is probable. Accruing TDRs are excluded from NALs because these customers remain contractually current.
Nonaccrual TDRs result from either workouts where an existing NAL is restructured into multiple new loans, or from an accruing TDR being placed on nonaccrual status. At June 30, 2010, approximately $36.6 million of our nonaccrual TDRs resulted from such workouts, of which $8.5 million were restructured in the 2010 second quarter. The remaining $53.7 million represented the reclassifications of accruing TDRs to NALs.
For certain loan workouts, we create two or more new notes. The senior note is underwritten based upon our normal underwriting standards at current market rates and is sized so that projected cash flows are sufficient to repay contractual principal and interest. The terms on the subordinate note or notes vary by situation, but often defer interest payments until after the senior note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows us to right-size a loan based upon the current expectations for a project performance. The senior note is considered for return to accrual status if the borrower has sustained sufficient cash flows for a six-month period of time and we believe that no loss is probable. This six-month period could extend before or after the restructure date. Subordinated notes created in the workout are charged-off immediately. Any interest or principal payments received on the subordinated notes are applied to the principal of the senior note first until the senior note is repaid. Further payments are recorded as recoveries on the subordinated note.
Generally, because the loans are already classified as “substandard”, an adequate ALLL has been recorded. Consequently, a TDR classification on commercial loans does not usually result in significant additional reserves.
We consider removing the TDR status on commercial loans after the restructured loan has performed in accordance with restructured terms for a sustained period of time.

Table 30 reflects period-end NALs and NPAs detail for each of the last five quarters, and Table 31 reflects period-end accruing TDRs and past due loans and leases detail for each of the last five quarters.
Table 30 — Nonaccrual Loans (NALs) and Nonperforming Assets (NPAs)

	2010		2009
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Nonaccrual loans and leases (NALs)
Commercial and industrial	$429,561	$511,588	$578,414	$612,701	$456,734
Commercial real estate	663,103	826,781	935,812	1,133,661	850,846
Alt-A mortgages	15,119	13,368	11,362	9,810	25,861
Interest-only mortgages	13,811	8,193	7,445	8,336	17,428
Franklin residential mortgages	—	297,967	299,670	322,796	342,207
Other residential mortgages	57,556	53,422	44,153	49,579	89,992

Total residential mortgages	86,486	372,950	362,630	390,521	475,488
Home equity	22,199	54,789	40,122	44,182	35,299

Total nonaccrual loans and leases	1,201,349	1,766,108	1,916,978	2,181,065	1,818,367
Other real estate owned (OREO), net
Residential	71,937	68,289	71,427	81,807	107,954
Commercial	67,189	83,971	68,717	60,784	64,976

Total other real estate, net	139,126	152,260	140,144	142,591	172,930
Impaired loans held for sale(1)	242,227	—	969	20,386	11,287

Total nonperforming assets (NPAs)	$1,582,702	$1,918,368	$2,058,091	$2,344,042	$2,002,584

NALs as a % of total loans and leases	3.25%	4.78%	5.21%	5.85%	4.72%
NPA ratio(2)	4.24	5.17	5.57	6.26	5.18

Nonperforming Franklin assets
Residential mortgage	$—	$297,967	$299,670	$322,796	$342,207
Home equity	—	31,067	15,004	15,704	2,437
OREO	24,515	24,423	23,826	30,996	43,623
Impaired loans held for sale	242,227	—	—	—	—

Total Nonperforming Franklin assets	$266,742	$353,457	$338,500	$369,496	$388,267

(1)	The June 30, 2010, figure represents NALs associated with the transfer of Franklin-related residential mortgage and home equity loans to loans held for sale (see Significant Item 2). The September 30, 2009, amount primarily represented impaired residential mortgage loans held for sale. All other presented amounts represented impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(2)	NPAs divided by the sum of loans and leases, impaired loans held-for-sale, net other real estate, and other NPAs.

Table 31 — Accruing Past Due Loans and Leases and Accruing Troubled Debt Restructured Loans

	2010		2009
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Accruing loans and leases past due 90 days or more
Commercial and industrial	$—	$475	$—	$—	$—
Commercial real estate	—	—	—	2,546	—
Residential mortgage (excluding loans guaranteed by the U.S. government	47,036	72,702	78,915	65,716	97,937
Home equity	26,797	29,438	53,343	45,334	35,328
Other loans and leases	9,533	10,598	13,400	14,175	13,474

Total, excl. loans guaranteed by the U.S. government	83,366	113,213	145,658	127,771	146,739
Add: loans guaranteed by the U.S. government	95,421	96,814	101,616	102,895	99,379

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$178,787	$210,027	$247,274	$230,666	$246,118

Ratios: (1)

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.23%	0.31%	0.40%	0.34%	0.38%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.26	0.26	0.28	0.28	0.26

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.49	0.57	0.68	0.62	0.64

Accruing troubled debt restructured loans
Commercial	$141,353	$117,667	$157,049	$153,010	$267,975

Alt-A mortgages	57,993	57,897	57,278	58,367	46,657
Interest-only mortgages	7,794	8,413	7,890	10,072	12,147
Other residential mortgages	203,783	176,560	154,471	136,024	99,764

Total residential mortgages	269,570	242,870	219,639	204,463	158,568
Other	65,061	62,148	52,871	42,406	35,720

Total accruing troubled debt restructured loans	$475,984	$422,685	$429,559	$399,879	$462,263

(1)	Percent of related loans and leases.
NALs were $1,201.3 million at June 30, 2010, and represented 3.25% of related loans. This compared with $1,766.1 million, or 4.78% of related loans, at March 31, 2010. The decrease of $564.8 million, or 32%, included the transfer of $316.6 million of Franklin related NALs to loans held for sale (see Significant Item 2). Also contributing to the decrease compared with the prior quarter were declines in C&I and CRE NALs.
In addition to the above, the decrease in NALs was a result of a significant decrease in the level of new NALs, as well as increased payments and payoffs of existing NALs. New NALs declined to $171.6 million during the 2010 second quarter, compared with $237.9 million in the 2010 first quarter and $494.6 million in the 2009 fourth quarter. Payments and payoffs of existing commercial NALs were substantially higher than in prior quarters, reflecting the continued impact of our workout efforts by our SAD.

The decline in NALs by specific loan type is summarized below:
•	$286.5 million decline in residential mortgage NALs, of which essentially all were Franklin-related.
•	$163.7 million decline in CRE NALs, reflecting both charge-off activity and problem credit resolutions including borrower payments and pay-offs. This category was substantial and is a direct result of our commitment to the on-going proactive management of these credits by our SAD. Also key to this improvement was the significantly lower level of inflows. The level of inflow, or migration, is an important indicator of the future trend for the portfolio.
•	$82.0 million decline in C&I NALs, reflecting both charge-off activity and problem credit resolutions, including pay-offs, and was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease. The commercial segment also showed a significant decline in new NALs, giving us additional confidence for further improvement in future periods.
•	$32.6 million decline in home equity NALs, essentially all of which were Franklin-related.
NPAs, which include NALs, were $1,582.7 million at June 30, 2010, and represented 4.24% of related assets. This compared with $1,918.4 million, or 5.17% of related assets, at March 31, 2010. The $335.7 million decrease reflected:
•	$564.8 million decrease to NALs, discussed above.
Partially offset by:
•	$242.2 million increase in impaired loans held for sale, reflecting the transfer of Franklin-related loans to loans held for sale.
The over 90-day delinquent, but still accruing, ratio excluding loans guaranteed by the U.S. Government, was 0.23% at June 30, 2010, representing an 8 basis points decline compared with March 31, 2010. On this same basis, the over 90-day delinquency ratio for total consumer loans was 0.48% at June 30, 2010, representing a 17 basis point decline compared with March 31, 2010.
As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, and these loan restructurings are based on the borrower’s ability to repay the loan.
Compared with December 31, 2009, NALs, decreased $715.6 million, or 37%. This decrease included the transfer of $316.6 million of Franklin related NALs to loans held for sale.
The decline in NALs is summarized below:
•	$276.1 million decline in residential mortgage NALs, essentially all Franklin-related.
•	$272.7 million decline in CRE NALs, reflecting both charge-off activity and problem credit resolutions including pay-offs. The payment category was substantial and is a direct result of our commitment to the on-going proactive management of these credits by our SAD. Also key to this significant improvement was the significantly lower level of inflows.
•	$148.9 million decline in C&I NALs, reflecting both charge-off activity and problem credit resolutions, including pay-offs, and was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease. The commercial segment also showed a significant decline in new NALs.
•	$17.9 million decline in home equity NALs, reflecting the transfer of Franklin-related loans to loans held for sale, partially offset by an increase in non-Franklin-related loans. All home equity accruing loans have been written down to the lower of cost or fair value less selling costs.
Compared with December 31, 2009, NPAs, which include NALs, decreased $475.4 million, or 23%, reflecting:
•	$715.6 million decrease to NALs, discussed above.
Partially offset by:
•	$241.3 million increase in impaired loans held for sale, primarily reflecting the transfer of Franklin-related loans to loans held for sale.

NPA activity for each of the past five quarters was as follows:
Table 32 — Nonperforming Asset Activity

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Nonperforming assets, beginning of year	$1,918,368	$2,058,091	$2,344,042	$2,002,584	$1,775,743
New nonperforming assets	171,595	237,914	494,607	899,855	750,318
Franklin impact, net	(86,715)	14,957	(30,996)	(18,771)	(57,436)
Returns to accruing status	(78,739)	(80,840)	(85,867)	(52,498)	(40,915)
Loan and lease losses	(173,159)	(185,387)	(391,635)	(305,405)	(282,713)
OREO gains (losses)	2,483	(4,160)	(7,394)	(30,623)	(20,614)
Payments	(140,881)	(107,640)	(222,790)	(117,710)	(95,124)
Sales	(30,250)	(14,567)	(41,876)	(33,390)	(26,675)

Nonperforming assets, end of period	$1,582,702	$1,918,368	$2,058,091	$2,344,042	$2,002,584

ALLOWANCES FOR CREDIT LOSSES (ACL)
(This section should be read in conjunction with Significant Item 2, and the “Critical Accounting Policies and Use of Significant Estimates” discussion.)
We maintain two reserves, both of which are available to absorb credit losses: the ALLL and the AULC. When summed together, these reserves comprise the total ACL. Our credit administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the adequacy of the ACL. The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs, net of recoveries, decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

The table below reflects activity in the ALLL and ACL for each of the last five quarters.
Table 33 — Quarterly Allowance for Credit Losses Analysis

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Allowance for loan and lease losses, beginning of period	$1,477,969	$1,482,479	$1,031,971	$917,680	$838,549
Loan and lease losses	(312,954)	(264,222)	(471,486)	(377,443)	(359,444)
Recoveries of loans previously charged off	33,726	25,741	26,739	21,501	25,037

Net loan and lease losses	(279,228)	(238,481)	(444,747)	(355,942)	(334,407)

Provision for loan and lease losses	203,633	233,971	895,255	472,137	413,538
Allowance for loans transferred to held-for-sale	—	—	—	(1,904)	—
Allowance of assets sold	(214)	—	—	—	—

Allowance for loan and lease losses, end of period	$1,402,160	$1,477,969	$1,482,479	$1,031,971	$917,680

Allowance for unfunded loan commitments and letters of credit, beginning of period	49,916	$48,879	$50,143	$47,144	$46,975

Provision for (reduction in) unfunded loan commitments and letters of credit losses	(10,227)	1,037	(1,264)	2,999	169

Allowance for unfunded loan commitments and letters of credit, end of period	$39,689	$49,916	$48,879	$50,143	$47,144

Total allowances for credit losses	$1,441,849	$1,527,885	$1,531,358	$1,082,114	$964,824

Allowance for loan and lease losses (ALLL) as % of:

Total loans and leases	3.79%	4.00%	4.03%	2.77%	2.38%
Nonaccrual loans and leases (NALs)	117	84	77	47	50
Nonperforming assets (NPAs)	89	77	72	44	46

Total allowances for credit losses (ACL) as % of:
Total loans and leases	3.90%	4.14%	4.16%	2.90%	2.51%
NALs	120	87	80	50	53
NPAs	91	80	74	46	48
The reduction in the ACL, compared with both March 31, 2010 and December 31, 2009, was primarily centered in the C&I and CRE ALLL, reflecting charge-offs on loans with specific reserves, and an overall reduction in the level of problem credits. The consumer loan ALLL was essentially unchanged. The AULC declined as a result of a substantive reduction in the level of unfunded loan commitments in the commercial portfolio. We have made a concerted effort to reduce potential exposure associated with unfunded lines, and to generate an appropriate level of return on those that remain in place. We also experienced a number of our borrowers reassess their borrowing needs and reduce their availability.
Despite the decline in the ACL as a percentage of total loans and leases, the coverage ratio associated with NALs increased to 120%. We believe our ACL coverage levels are appropriate given the continued challenges in the economic environment combined with the positive asset quality trends regarding delinquencies, NPAs, and NCOs.

The table below reflects how our ACL was allocated among our various loan categories during each of the past five quarters:
Table 34 — Allocation of Allowances for Credit Losses (1)

	2010				2009
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial
Commercial and industrial	$426,767	34%	$459,011	33%	$492,205	35%	$381,912	34%	$347,339	35%
Commercial real estate	695,778	19	741,669	20	751,875	21	436,661	23	368,464	23

Total commercial	1,122,545	53	1,200,680	53	1,244,080	56	818,573	57	715,803	58

Consumer
Automobile loans and leases	41,762	13	56,111	12	57,951	9	59,134	9	60,995	8
Home equity	117,708	20	127,970	20	102,039	21	86,989	20	76,653	20
Residential mortgage	79,105	12	60,295	12	55,903	12	50,177	12	48,093	12
Other loans	41,040	2	32,913	3	22,506	2	17,098	2	16,136	2

Total consumer	279,615	47	277,289	47	238,399	44	213,398	43	201,877	42

Total ALLL	1,402,160	100%	1,477,969	100%	1,482,479	100%	1,031,971	100%	917,680	100%

AULC	39,689		49,916		48,879		50,143		47,144

Total ACL	$1,441,849		$1,527,885		$1,531,358		$1,082,114		$964,824

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
The following table provides additional detail regarding the ACL coverage ratio for NPAs.
Table 35 — ACL/NPA Coverage Ratios
Analysis
June 30, 2010

(dollar amounts in thousands)	Franklin		Other	Total
Nonperforming Assets (NPAs)	$242,227		$1,340,475	$1,582,702

Allowance for Credit Losses (ACL)	NA	(1)	1,441,849	1,441,849

ACL as a % of NPAs (coverage ratio)			108%	91%

(1)	Not applicable. Franklin-related loans were acquired at the lower of cost of fair value on March 31, 2009. Under guidance provided by the Financial Accounting Standards Board (FASB) regarding acquired impaired loans, a nonaccretable discount was recorded to reduce the carrying value of the loans to the amount of future cash flows we expect to receive.
We believe that the total ACL/NPA coverage ratio of 91% at June 30, 2010, represented an appropriate level of reserves for the remaining inherent risk in the portfolio. The Franklin-related NPA balance of $242.2 million does not have reserves assigned as those loans are recorded at the lower of cost or fair value. Eliminating the impact of the Franklin-related loans, the ACL/NAL coverage ratio was 108% as of June 30, 2010.

The table below reflects activity in the ALLL and AULC for the first six-month period of 2010 and the first six-month period of 2009.
Table 36 — Year to Date Allowance for Credit Losses Analysis

	Six Months Ended June 30,
(in thousands)	2010	2009
Allowance for loan and lease losses, beginning of period	$1,482,479	$900,227
Acquired allowance for loan and lease losses	—	—
Loan and lease losses	(577,176)	(712,449)
Recoveries of loans previously charged off	59,467	36,551

Net loan and lease losses	(517,709)	(675,898)
Provision for loan and lease losses	437,604	702,539
Allowance for loans transferred to held-for-sale	—	—
Economic reserve transfer	(214)	(9,188)

Allowance for loan and lease losses, end of period	$1,402,160	$917,680

Allowance for unfunded loan commitments
and letters of credit, beginning of period	$48,879	$44,139
Acquired AULC	—	—
Provision for (reduction in) unfunded loan commitments and letters of credit losses	(9,190)	3,005

Allowance for unfunded loan commitments and letters of credit, end of period	$39,689	$47,144

Total allowances for credit losses	$1,441,849	$964,824

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	3.79%	2.38%
Nonaccrual loans and leases (NALs)	117	50
Nonperforming assets (NPAs)	89	46

Total allowances for credit losses (ACL) as % of:
Total loans and leases	3.90%	2.51%
NALs	120	53
Nonperforming assets	91	48
NET CHARGE-OFFS (NCOs)
(This section should be read in conjunction with Significant Item 2.)
Table 37 reflects NCO detail for each of the last five quarters. Table 38 displays the Franklin-related impacts for each of the last five quarters.

Table 37 — Quarterly Net Charge-off Analysis

	2010		2009
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial(1), (2)	$58,128	$75,439	$109,816	$68,842	$98,300
Construction	45,562	34,426	85,345	50,359	31,360
Commercial	36,169	50,873	172,759	118,866	141,261

Commercial real estate	81,731	85,299	258,104	169,225	172,621

Total commercial	139,859	160,738	367,920	238,067	270,921

Consumer:
Automobile loans	5,219	7,666	11,374	8,988	12,379
Automobile leases	217	865	1,554	1,753	2,227

Automobile loans and leases	5,436	8,531	12,928	10,741	14,606
Home equity(3)	44,470	37,901	35,764	28,045	24,687
Residential mortgage(4), (5)	82,848	24,311	17,789	68,955	17,160
Other loans	6,615	7,000	10,346	10,134	7,033

Total consumer	139,369	77,743	76,827	117,875	63,486

Total net charge-offs	$279,228	$238,481	$444,747	$355,942	$334,407

Net charge-offs — annualized percentages
Commercial:
Commercial and industrial(1), (2)	1.90%	2.45%	3.49%	2.13%	2.91%
Construction	14.25	9.77	20.68	11.14	6.45
Commercial	2.38	3.25	10.15	6.72	7.79

Commercial real estate	4.44	4.44	12.21	7.62	7.51

Total commercial	2.85	3.22	7.00	4.37	4.77

Consumer:
Automobile loans	0.47	0.76	1.49	1.25	1.73
Automobile leases	0.54	1.58	2.25	2.04	2.11

Automobile loans and leases	0.47	0.80	1.55	1.33	1.78
Home equity(3)	2.36	2.01	1.89	1.48	1.29
Residential mortgage(4), (5)	7.19	2.17	1.61	6.15	1.47
Other loans	3.81	3.87	5.47	5.36	4.03

Total consumer	3.19	1.83	1.91	2.94	1.56

Net charge-offs as a % of average loans	3.01%	2.58%	4.80%	3.76%	3.43%

(1)	The 2009 third quarter included net recoveries totaling $4,080 thousand associated with the 2009 Franklin restructuring.

(2)	The 2009 second quarter included net recoveries totaling $9,884 thousand associated with the 2009 Franklin restructuring.

(3)	The 2010 second quarter included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $1,262 thousand of other Franklin-related net charge-offs.

(4)	The 2010 second quarter included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $3,403 thousand of other Franklin-related net charge-offs.

(5)	Effective with the 2009 third quarter, a change to accelerate the timing for when a partial charge-off is recognized was made. This change resulted in $31,952 thousand of charge-offs in the 2009 third quarter.

Table 38 — Quarterly NCOs — Franklin-Related Impact

	2010		2009
(dollar amounts in millions)	Second	First	Fourth	Third	Second
Commercial and industrial net charge-offs (recoveries)
Franklin	$(0.2)	$(0.3)	$0.1	$(4.1)	$(9.9)
Non-Franklin	58.3	75.7	109.7	72.9	108.2

Total	$58.1	$75.4	$109.8	$68.8	$98.3

Commercial and industrial net charge-offs — annualized percentages
Total	1.90%	2.45%	3.49%	2.13%	2.91%
Non-Franklin	1.90	2.46	3.49	2.26	3.20

Total commercial charge-offs (recoveries)
Franklin	$(0.2)	$(0.3)	$0.1	$(4.1)	$(9.9)
Non-Franklin	140.1	161.0	367.8	242.2	280.8

Total	$139.9	$160.7	$367.9	$238.1	$270.9

Total commercial loan net charge-offs — annualized percentages
Total	2.85%	3.22%	7.00%	4.37%	4.77%
Non-Franklin	2.86	3.22	7.00	4.44	4.94

Total home equity loan charge-offs (recoveries)
Franklin	$15.9	$3.7	$—	$(0.1)	$(0.1)
Non-Franklin	28.6	34.2	35.8	28.1	24.7

Total	$44.5	$37.9	$35.8	$28.0	$24.6

Total home equity loan net charge-offs — annualized percentages
Total	2.36%	2.01%	1.89%	1.48%	1.29%
Non-Franklin	1.53	1.83	1.91	1.50	1.30

Total residential mortgage loan charge-offs (recoveries)
Franklin	$64.2	$8.1	$1.1	$0.6	$(0.1)
Non-Franklin	18.6	16.2	16.7	68.4	17.3

Total	$82.8	$24.3	$17.8	$69.0	$17.2

Total residential mortgage loan net charge-offs — annualized percentages
Total	7.19%	2.17%	1.61%	6.15%	1.47%
Non-Franklin	1.74	1.57	1.66	6.71	1.64

Total consumer loan charge-offs (recoveries)
Franklin	$80.2	$11.9	$1.1	$0.6	$(0.2)
Non-Franklin	59.2	65.8	75.7	117.3	63.7

Total	$139.4	$77.7	$76.8	$117.9	$63.5

Total consumer loan net charge-offs — annualized percentages
Total	3.19%	1.83%	1.91%	2.94%	1.56%
Non-Franklin	1.39	1.59	1.94	3.01	1.61

Total net charge-offs (recoveries)
Franklin	$80.0	$11.5	$1.2	$(3.5)	$(10.1)
Non-Franklin	199.2	227.0	443.5	359.4	344.5

Total	$279.2	$238.5	$444.7	$355.9	$334.4

Total net charge-offs — annualized percentages
Total	3.01%	2.58%	4.80%	3.76%	3.43
Non-Franklin	2.17	2.48	4.84	3.85	3.58

Total NCOs during the 2010 second quarter were $279.2 million, or an annualized 3.01% of average related balances, compared with $238.5 million, or annualized 2.58%, of average related balances in 2010 first quarter. The increase from the prior quarter included $80.0 million of Franklin-related charge-offs, and reflected $75.5 million associated with the transfer of Franklin-related loans to loans held for sale (see Significant Item 2), and $4.5 million of other Franklin-related NCOs. Excluding the Franklin-related charge-offs, NCOs in the current quarter were $199.2 million, or an annualized 2.17%, down $27.8 million, or 12%, from the 2010 first quarter on this same basis.
Total commercial NCOs during 2010 second quarter were $139.9 million, or an annualized 2.85% of average related balances, compared with $160.7 million, or an annualized 3.22% in 2010 first quarter.
C&I NCOs in the 2010 second quarter were $58.1 million, or an annualized 1.90%, compared with $75.4 million, or an annualized 2.45%, in the 2010 first quarter. The decrease of $17.3 million was consistent with our view that we have proactively addressed our credit issues over the past 18 months. There was also a reduced level of larger dollar charge-offs, indicating the beginning of a return toward more historically normalized levels. Contributing to the lower level of NCOs in the current quarter was an increase in recoveries, representing the first material increase in recoveries in over a year. While there continues to be concern regarding the impact of the economic conditions on our commercial customers, the lower inflow of new NALs, the reduction in criticized loans, and the significant decline in early stage delinquencies support our outlook for continued improved credit quality performance throughout the remainder of 2010.
CRE NCOs in the 2010 second quarter were $81.7 million, or an annualized 4.44%, compared with $85.3 million, or an annualized 4.44%, in the 2010 first quarter. While the level of NCOs declined only slightly from the prior quarter, virtually all other asset quality metrics showed improvement. The level of new NALs and criticized loans were both at their lowest levels since 2008, and early-stage delinquency improved substantially from the prior quarter. Although NCOs associated with construction projects increased during the current quarter, we do not believe this to be an indication of a long-term trend, and we anticipate improvement in the overall CRE portfolio in future periods.
In assessing commercial NCOs trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level of risk associated with the original underwriting. If the quality of a commercial loan deteriorates, it migrates to a lower quality risk rating as a result of our normal portfolio management process, and a higher reserve amount is assigned. As a part of our normal portfolio management process, the loan is reviewed and reserves are increased or decreased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem credit, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence for commercial loans are periods of reserve building, followed by periods of higher NCOs as previously established reserves are utilized. Additionally, it is helpful to understand that increases in reserves either precede or are in conjunction with increases in NALs. When a credit is classified as NAL, it is evaluated for specific reserves or charge-off. As a result, an increase in NALs does not necessarily result in an increase in reserves or an expectation of higher future NCOs.
Total consumer NCOs during the 2010 second quarter were $139.4 million, or an annualized 3.19%, compared with $77.7 million, or an annualized 1.83%, in 2010 first quarter. The current quarter included $80.2 million of Franklin-related charge-offs. Excluding the Franklin-related impact, our consumer NCO rate was an annualized 1.39%, down from 1.59% in the prior quarter on this same basis. While this loss rate indicates progress, and our improving delinquency trends are also positive, the overall level of losses in the portion of the consumer loan portfolio secured by residential properties remain elevated. There is a continued impact associated with home prices in the current market.

Automobile loan and lease NCOs in the 2010 second quarter were $5.4 million, or an annualized 0.47%, compared with $8.5 million, or an annualized 0.80%, in 2010 first quarter. The decline in the annualized NCO percentage was consistent with our expectations, and reflected the resulted of our continued strategy of originating high quality automobile loans. During the current quarter, we originated $943.6 of automobile loans with an average FICO score of 770.
Home equity NCOs in the 2010 second quarter were $44.5 million, or an annualized 2.36%, compared with $37.9 million, or an annualized 2.01%, in 2010 first quarter. The current quarter included $15.9 million of Franklin-related NCOs. Excluding the Franklin-related impact, home equity NCOs were $28.6 million, or an annualized 1.53%, down from $34.2 million, or an annualized 1.83%, in the prior quarter on this same basis. While there continues to be a declining trend in the early-stage delinquency level in the home equity line-of-credit portfolio, this portfolio remained stressed as a result of the current economic environment and lower housing prices. Although NCOs in the current quarter declined compared with the prior quarter, we anticipate that NCOs levels in this portfolio will remain elevated for the remainder of 2010.
Residential mortgage NCOs in the 2010 second quarter were $82.8 million, or an annualized 7.19%, compared with $24.3 million, or an annualized 2.17%, in 2010 first quarter. The current quarter included $64.2 million of Franklin-related NCOs. Excluding the Franklin-related impact, residential mortgage NCOs were $18.6 million, or an annualized 1.74%, up $2.4 million from $16.2 million, or an annualized 1.57%, in the 2010 first quarter on this same basis. This increase excluding Franklin-related NCOs reflected the continuing impact of the adverse economic environment as loss severity rates remained high. Despite the continued valuation pressure, there continued to be positive trends in early-stage delinquencies.
Table 39 reflects NCO activity for the first six-month period of 2010 and the first six-month period of 2009. Table 40 displays the NCO Franklin-related impacts for the first six-month period of 2010 and the first six-month period of 2009.

Table 39 — Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2010	2009
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial(1)	$133,567	$308,948
Commercial real estate:
Construction	79,988	57,002
Commercial	87,042	198,400

Commercial real estate	167,030	255,402

Total commercial	300,597	564,350

Consumer:
Automobile loans	12,885	27,350
Automobile leases	1,082	5,313

Automobile loans and leases	13,967	32,663
Home equity(2)	82,371	42,367
Residential mortgage(3)	107,159	23,458
Other loans	13,615	13,060

Total consumer	217,112	111,548

Total net charge-offs	$517,709	$675,898

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial(1)	2.18%	4.57%
Commercial real estate:
Construction	11.90	5.73
Commercial	2.82	5.18

Commercial real estate	4.44	5.29

Total commercial	3.04	4.87

Consumer:
Automobile loans	0.61	1.63
Automobile leases	1.14	2.26

Automobile loans and leases	0.63	1.71
Home equity(2)	2.18	1.11
Residential mortgage(3)	4.72	1.01
Other loans	3.84	3.82

Total consumer	2.52	1.33

Net charge-offs as a % of average loans	2.80%	3.39%

(1)	The first six-month period of 2009 included net charge-offs totaling $118,454 thousand associated with the Franklin restructuring.

(2)	The 2010 first six-month period included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $4,991 thousand of other Franklin-related net charge-offs.

(3)	The 2010 first six-month period included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $11,525 thousand of other Franklin-related net charge-offs.

Table 40 — Year to Date NCOs — Franklin-Related Impact

	June 30,
(in millions)	2010	2009
Commercial and industrial net charge-offs (recoveries)
Franklin	$(0.5)	$118.5
Non-Franklin	134.1	190.4

Total	$133.6	$308.9

Commercial and industrial net charge-offs — annualized percentages
Total	2.18%	4.57%
Non-Franklin	2.18	2.88

Total commercial net charge-offs (recoveries)
Franklin	$(0.5)	$118.4
Non-Franklin	301.1	446.0

Total	$300.6	$564.4

Total commercial net charge-offs — annualized percentages
Total	3.04%	4.87%
Non-Franklin	3.04	3.90

Total home equity net charge-offs (recoveries)
Franklin	$19.7	$(0.1)
Non-Franklin	62.7	42.5

Total	$82.4	$42.4

Total home equity net charge-offs — annualized percentages
Total	2.18%	1.11%
Non-Franklin	1.68	1.12

Total residential mortgage net charge-offs (recoveries)
Franklin	$72.3	$(0.1)
Non-Franklin	34.9	23.6

Total	$107.2	$23.5

Total residential mortgage net charge-offs — annualized percentages
Total	4.72%	1.01%
Non-Franklin	1.66	1.07

Total consumer net charge-offs (recoveries)
Franklin	$92.1	$(0.2)
Non-Franklin	125.0	111.7

Total	$217.1	$111.5

Total consumer net charge-offs — annualized percentages
Total	2.52%	1.33%
Non-Franklin	1.49	1.35

Total net charge-offs (recoveries)
Franklin	91.5	118.3
Non-Franklin	426.2	557.6

Total	$517.7	$675.9

Total net charge-offs — annualized percentages
Total	2.80%	3.39%
Non-Franklin	2.33	2.83

Total NCOs during the first six-month period of 2010 were $517.7 million, or an annualized 2.80% of average related balances, compared with $675.9 million, or annualized 3.39% of average related balances in the first six-month period of 2009. Both periods were impacted by charge-offs associated with Franklin-related loans as detailed below.
Total commercial NCOs during the first six-month period of 2010 were $300.6 million, or an annualized 3.04% of average related balances, compared with $564.4 million, or an annualized 4.87% in the first six-month period of 2009.
C&I NCOs in the first six-month period of 2010 were $133.6 million, or an annualized 2.18% of average related balances, compared with $308.9 million, or an annualized 4.57% in the first six-month period of 2009. The first six-month period of 2009 included $118.5 million of Franklin-related NCOs. Excluding the Franklin-related impact, C&I NCOs decreased $56.3 million. The year-ago period was impacted by four relationships, each with a charge-off in excess of $5 million.
CRE NCOs in the first six-month period of 2010 decreased $88.4 million to $167.0 million from $255.4 million. The year-ago period was impacted by significant charge-offs associated with five borrowers, while 2010 has not experienced that same level of loss associated with individual borrowers. The remaining decline primarily reflected improvement in the overall credit quality of the portfolio compared with the year-ago period.
Total consumer NCOs during the first six-month period of 2010 were $217.1 million, or an annualized 2.52%, compared with $111.5 million, or an annualized 1.33%, in the first six-month period of 2009. The first six-month period of 2010 included $92.1 million of Franklin-related NCOs. Excluding the Franklin-related impact, consumer NCOs increased $13.3 million. The non-Franklin-related increases were largely centered in the residential mortgage and home equity portfolios reflecting the continued stress in our markets, and an earlier loss recognition policy implemented during the 2009 third quarter.
Automobile loan and lease NCOs in the first six-month period of 2010 decreased $18.7 million, or 57%, compared with the first six-month period of 2009, reflecting the expected decline based on our consistent high quality origination profile over the past 24 months. This focus on quality associated with the 2008 and 2009 originations was the primary driver for the improvement in this portfolio in the current period compared with the year-ago period.
Home equity NCOs in the first six-month period of 2010 were $82.4 million, or an annualized 2.18% of average related balances, compared with $42.4 million, or an annualized 1.11%, in first six-month period of 2009. The first six-month period of 2010 included $19.7 million of Franklin-related NCOs. Excluding the Franklin-related impacts, home equity NCOs increased $20.2 million compared with the first six-month period of 2009. This increase reflected the impact of declining housing prices, as well as the impact of our more conservative loss recognition policies implemented in the 2009 third quarter . While NCOs were higher compared with the prior period, there has been a declining trend in the early-stage delinquency level in the home equity line-of-credit portfolio, supporting our longer-term positive view for home equity portfolio performance.
Residential mortgage NCOs in the first six-month period of 2010 were $107.2 million, or an annualized 4.72% of average related balances, compared with $23.5 million, or an annualized 1.01%, in first six-month period of 2009. The first six-month period of 2010 included $72.3 million of Franklin-related NCOs. Excluding the Franklin-related impacts, residential mortgage NCOs increased $11.3 million compared with the first six-month period of 2009. This increase reflected the impact of continued home-price related pressures. The increased NCOs were a direct result of our continued emphasis on loss mitigation strategies, an increased number of short sales, and earlier loss recognition. We continued to see positive trends in early-stage delinquencies, indicating that even with the economic stress on our borrowers, losses are expected to remain manageable.
INVESTMENT SECURITIES PORTFOLIO
(This section should be read in conjunction with the “Critical Accounting Policies and Use of Significant Estimates” discussion, and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)
We routinely review our investment securities portfolio, and recognize impairment writedowns based primarily on fair value, issuer-specific factors and results, and our intent and ability to hold such investments. Our investment securities portfolio is evaluated in light of established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk that we are exposed to.
Our investment securities portfolio is comprised of various financial instruments. At June 30, 2010, our investment securities portfolio totaled $8.8 billion.
Declines in the fair value of available-for-sale investment securities are recorded as temporary impairment, noncredit other-than-temporary impairment (OTTI), or credit OTTI adjustments.

Temporary impairment adjustments are recorded when the fair value of a security declines from its historical cost. Temporary impairment adjustments are recorded in accumulated other comprehensive income (OCI), and reduce equity. Temporary impairment adjustments do not impact net income or risk-based capital. A recovery of available-for-sale security prices also is recorded as an adjustment to OCI for securities that are temporarily impaired, and results in an increase to equity.
Because the available-for-sale securities portfolio is recorded at fair value, the determination that a security’s decline in value is other-than-temporary does not significantly impact equity, as the amount of any temporary adjustment has already been reflected in accumulated OCI. A recovery in the value of an other-than-temporarily impaired security is recorded as additional interest income over the remaining life of the security.
During the first six-month period of 2010, we recorded $9.3 million of credit OTTI losses. This amount was comprised of $3.2 million related to the pooled-trust-preferred securities portfolio, $4.9 million related to the CMO securities portfolio, and $1.2 million related to the Alt-A securities portfolio (see below for additional discussion of these portfolios). Given the continued disruption in the financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale investment securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent to hold temporarily impaired securities changes in future periods, we may be required to recognize noncredit OTTI through income, which will negatively impact earnings.
Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities
Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continues to reflect the economic environment. Each security in these three segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.
The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of June 30, 2010:
Table 41 — Credit Ratings of Selected Investment Securities (1)
(in millions)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private label CMO securities	$426.7	$394.6	$31.3	$21.9	$5.5	$21.1	$314.8
Alt-A mortgage-backed securities	127.3	112.2	20.3	28.4	—	—	63.5
Pooled-trust-preferred securities	237.9	106.7	—	24.4	—	12.1	70.2

Total At June 30, 2010	$791.9	$613.5	$51.6	$74.7	$5.5	$33.2	$448.5

Total At December 31, 2009	$912.3	$700.3	$62.1	$72.9	$35.6	$121.3	$408.4

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, which could result in a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at June 30, 2010. Each of the securities is part of a pool of issuers and each support a more senior tranche of securities except for the I-Pre TSL II security that is the most senior class.
Table 42 — Trust Preferred Securities Data
June 30, 2010
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Book	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Value	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$40,609	$31,540	$11,034	$20,506	C	33/43	23%	15%	—%
Alesco IV(1)	20,443	10,605	2,386	8,219	C	38/53	28	18	—
ICONS	20,000	20,000	12,078	7,922	BBB	29/30	3	15	53
I-Pre TSL II	36,916	36,814	24,370	12,444	AA	29/29	—	15	71
MM Comm II(1)	24,336	23,258	20,016	3,242	BB	5/8	5	5	—
MM Comm III(1)	11,823	11,296	5,753	5,543	B	8/12	10	14	—
Pre TSL IX(1)	5,017	4,108	1,474	2,634	C	35/49	26	23	—
Pre TSL X(1)	17,322	9,915	3,073	6,842	C	36/57	40	38	—
Pre TSL XI(1)	25,000	24,040	8,860	15,180	C	49/65	21	21	—
Pre TSL XIII(1)	27,530	23,291	8,487	14,804	C	52/65	21	22	—
Reg Diversified(1)	25,500	7,499	505	6,994	D	28/45	34	26	—
Soloso(1)	12,500	4,486	527	3,959	C	49/70	21	25	—
Tropic III	31,000	31,000	8,147	22,853	CCC-	28/45	33	23	15

Total	$297,996	$237,852	$106,710	$131,142

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the security can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by: (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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
Interest Rate Risk
OVERVIEW
Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-bearing assets and liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and London Interbank Offered Rate (LIBOR) (basis risk.)

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
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. We assumed that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The table below shows the results of the scenarios as of June 30, 2010, and December 31, 2009. All of the positions were within the board of directors’ policy limits.
Table 43 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2010	-2.6%	-1.3%	+0.1%	0.0%
December 31, 2009	-0.3%	+0.2%	-0.1%	-0.4%
The net interest income at risk reported as of June 30, 2010 for the “+200” basis points scenario shows a change to a neutral near-term interest rate-risk position compared with December 31, 2009. The primary factor contributing to this change is lower market interest rates which result in the expectation for faster prepayments on residential mortgage-related assets.
The primary simulations for EVE at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the June 30, 2010, results compared with December 31, 2009. All of the positions were within the board of directors’ policy limits.
Table 44 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2010	-5.5%	-1.2%	-1.9%	-6.1%
December 31, 2009	+0.8%	+2.7%	-3.7%	-9.1%
The EVE at risk reported as of June 30, 2010 for the “+200” basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2009. The June 30, 2010, results included the estimated impact of interest rate swaps executed early in the 2010 third quarter. The primary factors contributing to this change are lower market interest rates which result in the expectation for faster prepayments on residential mortgage-related assets, as well as an increase in the volume of deposits and net free funds.

MORTGAGE SERVICING RIGHTS (MSRs)
(This section should be read in conjunction with Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2010, we had a total of $179.1 million of capitalized MSRs representing the right to service $16.0 billion in residential mortgage loans. Of this $179.1 million, $132.4 million was recorded using the fair value method, and $46.7 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value. If we do not actively engage in hedging, the MSR asset is adjusted using the amortization method, and is carried at the lower of cost or market value.
MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans over a specified period of time, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes or impairment. In addition, we engage a third party to provide improved valuation tools and assistance with our strategies with the objective to decrease the volatility from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income.
During the current quarter, MSR hedging-related activities contributed $20.0 million to mortgage banking income, compared with $5.9 million in the prior quarter. In the current quarter, prepayment assumptions were lowered, which increased the value of the MSR, reflecting updated market data and trends.
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets, and are presented in Table 13 and Table 17.
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
Liquidity Risk
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal “business as usual” and unanticipated, “stressed” circumstances. The Asset, Liability, and Capital Management Committee (ALCO) is appointed by the HBI Board Risk Oversight Committee to oversee liquidity risk management and establish policies and limits, based upon the analyses of the ratio of loans to deposits, the percentage of assets funded with noncore or wholesale funding, the available amount of liquid assets, and other considerations. Operating guidelines have been established to ensure diversification of noncore funding by type, source, and maturity. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios, to prepare for unexpected liquidity shortages, and to cover unanticipated events that could affect liquidity.
Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. Core deposits are comprised of interest-bearing and noninterest-bearing demand deposits, money market deposits, savings and other domestic time deposits, consumer certificates of deposit both over and under $250,000, and nonconsumer certificates of deposit less than $250,000. Noncore deposits consist of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic time deposits of $250,000 or more comprised primarily of public fund certificates of deposit more than $250,000.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. We voluntarily began participating in the FDIC’s Transaction Account Guarantee Program (TAGP) in October of 2008. Under this program, all noninterest-bearing and interest-bearing transaction accounts with a rate of less than 0.50% are fully guaranteed by the FDIC for the customers’ entire account balance.
In April of 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010, for financial institutions that desired to continue participating in the TAGP. On April 30, 2010, we notified the FDIC of our decision to opt-out of the TAGP extension, effective July 1, 2010. As a result, transaction account balances declined an estimated $0.4 billion due to the elimination of the TAGP.
At June 30, 2010, noninterest-bearing transaction account balances exceeding $250,000 totaled $1.9 billion, and represented the amount of noninterest-bearing transaction customer deposits that would not have been FDIC insured without the additional coverage provided by the TAGP. Of this $1.9 billion, $0.8 billion were deposits belonging to state and local municipalities. Substantial excess securities are being held in reserve for potential pledging requirements upon the expiration of our TAGP participation on June 30, 2010.
As referenced in the above paragraph, the FDIC establishes a coverage limit, generally $250,000 currently, for interest-bearing deposit balances. To provide our customers deposit insurance above the established $250,000, we have joined the Certificate of Deposit Account Registry Service (CDARS), a program that allows customers to invest up to $50 million in certificates of deposit through one participating financial institution, with the entire amount covered by FDIC insurance. At June 30, 2010, we had $398.4 million of CDARS deposit balances.
The following table reflects deposit composition detail for each of the past five quarters.
Table 45 — Deposit Composition

	2010				2009
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Demand deposits — noninterest-bearing	$6,463	16%	$6,938	17%	$6,907	17%	$6,306	16%	$6,169	16%
Demand deposits — interest-bearing	5,850	15	5,948	15	5,890	15	5,401	14	4,842	12
Money market deposits	11,437	29	10,644	26	9,485	23	8,548	21	6,622	17
Savings and other domestic time deposits	4,652	12	4,666	12	4,652	11	4,631	12	4,859	12
Core certificates of deposit	8,974	23	9,441	23	10,453	26	11,205	28	12,197	31

Total core deposits	37,376	95	37,637	93	37,387	92	36,091	91	34,689	88
Other domestic time deposits of $250,000 or more	678	2	684	2	652	2	689	2	846	2
Brokered deposits and negotiable CDs	1,373	3	1,605	4	2,098	5	2,630	7	3,229	8
Deposits in foreign offices	422	—	377	1	357	1	419	—	401	2

Total deposits	$39,849	100%	$40,303	100%	$40,494	100%	$39,829	100%	$39,165	100%

Total core deposits:
Commercial	$11,515	31%	$11,844	31%	$11,368	30%	$10,884	30%	$9,738	28%
Personal	25,861	69	25,793	69	26,019	70	25,207	70	24,951	72

Total core deposits	$37,376	100%	$37,637	100%	$37,387	100%	$36,091	100%	$34,689	100%

Total core deposits were essentially unchanged compared with December 31, 2009.
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
Table 46 — Federal Reserve and FHLB-Cincinnati Borrowing Capacity

	June 30,	December 31,
(dollar amounts in billions)	2010	2009
Loans and Securities Pledged:
Federal Reserve Bank	$8.6	$8.5
FHLB-Cincinnati	7.9	8.0

Total loans and securities pledged	$16.5	$16.5

Total unused borrowing capacity at Federal Reserve Bank and FHLB-Cincinnati	$7.1	$7.9
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
At June 30, 2010, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At June 30, 2010, the parent company had $0.9 billion in cash and cash equivalents, compared with $1.4 billion at December 31, 2009, reflecting a $0.3 billion contribution of additional capital to the Bank. Also, in July of 2010, the parent company made an additional $0.1 billion contribution of capital to the Bank. These contributions increased the Bank’s regulatory capital levels above its already “well-capitalized” levels, and serve as a source of strength to the Bank, particularly in times of economic uncertainty.
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
In 2008, we received $1.4 billion of equity capital by issuing 1.4 million shares of Series B Preferred Stock to the U.S. Department of Treasury as a result of our participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Program (CPP). The Series B Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter, resulting in quarterly cash demands of approximately $18 million through 2012, and $32 million thereafter (see Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements).
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at June 30, 2010, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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
Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2010, we had $0.5 billion of standby letters of credit outstanding, of which 71% were collateralized.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At June 30, 2010, December 31, 2009, and June 30, 2009, we had commitments to sell residential real estate loans of $735.1 million, $662.9 million, and $828.9 million, respectively. These contracts mature in less than one year.
Effective January 1, 2010, we consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. We elected to account for the automobile loan receivables and the associated notes payable at fair value per accounting guidance supplied in ASC 810 — Consolidation. (See Note 2 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)
We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk.
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
The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses, and enhance our overall performance.
We primarily conduct our loan sale and securitization activity with the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac). In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase the loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. We have a reserve for such losses, which is included in accrued expenses and other liabilities. At June 30, 2010, December 31, 2009, and June 30, 2009, this reserve was $6.2 million, $1.8 million, and $1.4 million, respectively. The reserve was estimated based on historical repurchase activity, average loss rates, and current economic trends, including an increase in the amount of repurchase losses in recent quarters.

Capital / Capital Adequacy
(This section should be read in conjunction with Significant Item 4.)
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.4 billion at June 30, 2010, an increase of $0.1 billion, or 2%, compared with December 31, 2009. This increase primarily reflected improvements in the components of accumulated OCI.
The following table presents risk-weighed assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy.
Table 47 — Capital Adequacy

		2010		2009
(dollar amounts in millions)		June 30,	March 31,	December 31,	September 30,	June 30,
Consolidated capital calculations:
Shareholders’ common equity		$3,742	$3,678	$3,648	$3,992	$3,541
Shareholders’ preferred equity		1,696	1,692	1,688	1,683	1,679

Total shareholders’ equity		5,438	5,370	5,336	5,675	5,220
Goodwill		(444)	(444)	(444)	(444)	(448)
Intangible assets		(259)	(274)	(289)	(303)	(322)
Intangible asset deferred tax liability (1)		91	95	101	106	113

Total tangible equity (2)		4,826	4,747	4,704	5,034	4,563
Shareholders’ preferred equity		(1,696)	(1,692)	(1,688)	(1,683)	(1,679)

Total tangible common equity (2)		$3,130	$3,055	$3,016	$3,351	$2,884

Total assets		$51,771	$51,867	$51,555	$52,513	$51,397
Goodwill		(444)	(444)	(444)	(444)	(448)
Other intangible assets		(259)	(274)	(289)	(303)	(322)
Intangible asset deferred tax liability (1)		91	95	101	106	113

Total tangible assets (2)		$51,159	$51,244	$50,923	$51,872	$50,740

Tier 1 equity		$5,317	$5,090	$5,201	$5,755	$5,390
Shareholders’ preferred equity		(1,696)	(1,692)	(1,688)	(1,683)	(1,679)
Trust preferred securities		(570)	(570)	(570)	(570)	(570)
REIT preferred stock		(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)		$3,001	$2,778	$2,893	$3,452	$3,091

Risk-weighted assets (RWA)	Consolidated	$42,486	$42,522	$43,248	$44,142	$45,463
	Bank	42,249	42,511	43,149	43,964	45,137

Tier 1 common equity / RWA ratio (2), (3)		7.06%	6.53%	6.69%	7.82%	6.80%

Tangible equity / tangible asset ratio (2)		9.43	9.26	9.24	9.71	8.99

Tangible common equity / tangible asset ratio (2)		6.12	5.96	5.92	6.46	5.68

(1)	Intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(3)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.

Our consolidated tangible-common-equity (TCE) ratio was 6.12% at June 30, 2010, an increase from 5.92% at December 31, 2009. The 20 basis point increase from December 31, 2009, primarily reflected improvements in the components of accumulated OCI.
In April of 2010, shareholders’ passed a proposal to amend our charter that resulted in an increase of authorized common stock to 1.5 billion shares from 1.0 billion shares. Although we are comfortable with our current level of capital, we may continue to seek opportunities to further strengthen our capital position.
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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our Total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation our consolidated Tier 1, Tier 2, and Total risk-based capital amounts during the first six-month period of 2010.
Table 48 — Consolidated Regulatory Capital Activity

	Shareholder			Disallowed	Disallowed
	Common	Preferred	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2009	$3,804.9	$1,687.5	$620.5	$(632.2)	$(279.5)	$5,201.2
Cumulative effect accounting changes	(3.5)	—	—	—	—	(3.5)
Earnings	88.5	—	—	—	—	88.5
Changes to disallowed adjustments	—	—	—	17.9	(0.8)	17.1
Dividends	(64.7)	—	—	—	—	(64.7)
Issuance of common stock	2.3	—	—	—	—	2.3
Amortization of preferred discount	(8.4)	8.4	—	—	—	—
Disallowance of deferred tax assets	—	—	—	—	69.0	69.0
Other	7.1	—	—	—	—	7.1

Balance at June 30, 2010	$3,826.2	$1,695.9	$620.5	$(614.3)	$(211.3)	$5,317.0

		Qualifying
	Qualifying	Subordinated		Tier 1 Capital	Total risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2009	$556.3	$473.2	$1,029.5	$5,201.2	$6,230.7
Change in qualifying subordinated debt	—	(48.0)	(48.0)	—	(48.0)
Change in qualifying ACL	(14.0)	—	(14.0)	—	(14.0)
Changes to Tier 1 Capital (see above)	—	—	—	115.8	115.8

Balance at June 30, 2010	$542.3	$425.2	$967.5	$5,317.0	$6,284.5

(1)	Excludes accumulated other comprehensive income (OCI) and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters.
Table 49 — Regulatory Capital Ratios

		2010		2009
		June 30,	March 31,	December 31,	September 30,	June 30,

Total risk-weighted assets (in millions)	Consolidated	$42,486	$42,522	$43,248	$44,142	$45,463
	Bank	42,249	42,511	43,149	43,964	45,137
Tier 1 leverage ratio(1)	Consolidated	10.45%	10.05%	10.09%	11.30%	10.62%
	Bank	6.54	5.99	5.59	6.48	6.46
Tier 1 risk-based capital ratio(1)	Consolidated	12.51	11.97	12.03	13.04	11.85
	Bank	7.80	7.11	6.66	7.46	7.14
Total risk-based capital ratio(1)	Consolidated	14.79	14.28	14.41	16.23	14.94
	Bank	12.23	11.53	11.08	11.75	11.35

(1)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
The increase in our Tier 1 and Total risk-based capital ratios compared with March 31, 2010 reflected a combination of factors including capital accretion due to the current quarter’s earnings and a decrease in disallowed deferred tax assets. Our total disallowed deferred tax assets for regulatory capital purposes decreased as a result of the recognition of the tax impact of the Franklin-related charge-offs (see “Significant Items”).
At June 30, 2010, the parent company had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $2.8 billion and $2.0 billion, respectively. Also, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.8 billion and $0.9 billion, respectively, at June 30, 2010.
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
We intend to repay our TARP capital as soon as it is prudent to do so. However, we believe that there are three factors to consider before repayment: (a) evidence of a sustained economic recovery, (b) our demonstration of profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds. Although the recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act gave the authority to set these thresholds, it will likely be a sustained period of time before any specific regulations are written and specific thresholds established.
Other Capital Matters
As a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during the first six-month period of 2010. Also, as we continue to focus on maintaining our strong capital levels, we do not anticipate an increase in our dividends for the foreseeable future.

BUSINESS SEGMENT DISCUSSION
Overview
This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
We have five major business segments: Retail and Business Banking, Commercial Banking, Commercial Real Estate, Auto Finance and Dealer Services (AFDS), and the Private Financial Group (PFG). A Treasury/Other function includes other unallocated assets, liabilities, revenue, and expense. For each of our five business segments, we expect the combination of our business model and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making regarding the pricing and offering of these products.
Funds Transfer Pricing
We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the five business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities), and includes an estimate for the cost of liquidity (“liquidity premium”). Deposits of an indeterminate maturity receive an FTP credit based on a combination of vintage-based average lives and replicating portfolio pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in the Treasury/Other function where it can be centrally monitored and managed. The denominator in net interest margin calculation has been modified to add the amount of net funds provided by each business segment for all periods presented.
Fee Sharing
Our five business segments operate in cooperation to provide products and services to our customers. Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to or providing service to customers. The most significant revenues for which fee sharing is recorded relate to customer derivatives and brokerage services, which are recorded by PFG and shared primarily with Retail and Business Banking and Commercial Banking. Results of operations for the business segments reflect these fee sharing allocations.
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
The management accounting process used to develop the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities incident to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments which own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury/Other. We utilize a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin-related assets, reported “Significant Items” (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the five business segments.

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
Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to the five business segments such as bank owned life insurance income, and any investment securities and trading assets gains or losses. Noninterest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to the five business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.
Net Income by Business Segment
We reported net income of $88.5 million during the first six-month period of 2010. This compared with a net loss of $2,558.3 million during the first six-month period of 2009. The segregation of net income by business segment for the first six-month period of 2010 and the first six-month period of 2009 is presented in the following table:
Table 50 — Net Income (Loss) by Business Segment

	Six Months Ended June 30,
(dollar amounts in thousands)	2010	2009
Retail and Business Banking	$58,532	$51,738
Commercial Banking	19,132	(21,249)
Commercial Real Estate	(75,282)	(181,502)
AFDS	49,024	(11,041)
PFG	26,376	121
Treasury/Other	10,719	177,449
Unallocated goodwill impairment (1)	—	(2,573,818)

Total net income (loss)	$88,501	$(2,558,302)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. The allocation of this charge to the newly created business segments was not practical.

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first six-month period of 2010, is presented in the following table:
Table 51 — Average Loans/Leases and Deposits by Business Segment
Six Months Ended June 30, 2010

	Retail and	Commercial	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$2,915	$7,026	$698	$1,039	$601	$—	$12,279
Commercial real estate	548	308	6,503	5	156	—	7,520

Total commercial	3,463	7,334	7,201	1,044	757	—	19,799
Automobile loans and leases	—	—	—	4,443	—	—	4,443
Home equity	6,789	19	—	—	666	67	7,541
Residential mortgage	3,579	3	—	—	613	348	4,543
Other consumer	515	6	—	166	22	—	709

Total consumer	10,883	28	—	4,609	1,301	415	17,236

Total loans	$14,346	$7,362	$7,201	$5,653	$2,058	$415	$37,035

Average Deposits
Demand deposits — noninterest-bearing	$3,493	$2,257	$280	$77	$532	$100	$6,739
Demand deposits — interest-bearing	4,152	976	43	—	671	2	5,844
Money market deposits	7,033	1,833	216	5	1,636	—	10,723
Savings and other domestic time deposits	4,482	91	3	—	68	1	4,645
Core certificates of deposit	9,366	27	2	—	191	—	9,586

Total core deposits	28,526	5,184	544	82	3,098	103	37,537
Other deposits	240	1,238	23	6	139	1,113	2,759

Total deposits	$28,766	$6,422	$567	$88	$3,237	$1,216	$40,296

Retail and Business Banking
Objectives, Strategies, and Priorities
Our Retail and Business Banking segment provides traditional banking products and services to consumer and small business customers located in the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, such as mortgage banking. Retail products and services include home equity loans and lines-of-credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At June 30, 2010, Retail and Business Banking accounted for 39% and 72% of consolidated loans and leases and deposits, respectively.
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
Table 52 — Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$445,700	$456,379	$(10,679)	(2)%
Provision for credit losses	(121,874)	(194,108)	72,234	(37)
Noninterest income	262,151	253,890	8,261	3
Noninterest expense	(495,928)	(436,564)	(59,364)	14
Provision for income taxes	(31,517)	(27,859)	(3,658)	13

Net income	$58,532	$51,738	$6,794	13%

Number of employees (full-time equivalent)	6,497	6,050	447	7%
Total average assets (in millions)	$16,556	$17,141	$(585)	(3)
Total average loans/leases (in millions)	14,346	15,066	(720)	(5)
Total average deposits (in millions)	28,766	27,548	1,218	4
Net interest margin	3.11%	3.33%	(0.22)%	(7)
Net charge-offs (NCOs)	$138,726	$165,719	$(26,993)	(16)
NCOs as a % of average loans and leases	1.93%	2.20%	(0.27)%	(12)
Return on average equity	6.9	8.0	(1.1)	(14)

Retail banking # demand deposit account (DDA) households (eop)	952,525	905,314	47,211	5
Retail banking # new relationships 90-day cross-sell (eop)	3.11	2.61	0.50	19
Business banking # business DDA relationships (eop)	116,087	109,598	6,489	6
Business banking # new relationships 90-day cross-sell (eop)	2.27	2.21	0.06	3
Mortgage banking closed loan volume (in millions)	$2,030	$3,133	$(1,103)	(35)%
eop — End of Period.

2010 First Six Months vs. 2009 First Six Months
Retail and Business Banking reported net income of $58.5 million in the first six-month period of 2010, compared with net income of $51.7 million in the first six-month period of 2009. As discussed below, the $6.8 million, or 13% increase, primarily reflected a $72.2 million, or 37%, decline in the provision for loan losses, partially offset by a $59.4 million, or 14%, increase in noninterest expense.
Net interest income decreased $10.7 million, or 2%, primarily reflecting a 22 basis point decline in the net interest margin, as well as a $0.7 billion decline in total average loans and leases. The net interest margin decline primarily reflected a 5 basis point decline in our deposit spread, partially offset by a $1.2 billion increase in average total deposits. The decline in deposit spread resulted from a decrease in the liquidity premium allocated to deposits.
The $0.7 billion, or 5%, decline in total average loans and leases primarily reflected a $0.5 billion decrease in average commercial loans and a $0.2 billion decrease in average residential mortgages. The $0.5 billion decrease in average commercial loans was largely focused within the CRE portfolio, and primarily reflected our on-going commitment to reduce our exposure to real estate by executing several initiatives that have resulted in lower balances through payoffs and paydowns, as well as the impact of NCOs. In addition, certain CRE loans, primarily representing owner-occupied properties, were reclassified to C&I loans in 2009. The $0.2 billion decline in average residential mortgages primarily reflected the impact of loans sales.
Average total deposits increased $1.2 billion, or 4%, reflecting a 5% increase in the number of DDA households. These increases were the result of increased sales efforts throughout 2009 and the first six-month period of 2010, particularly in our money market and checking account deposit products.
Provision for loan losses declined $72.2 million, or 37%, reflecting lower NCOs, a $0.7 billion decrease in average loans and leases, and an improvement in delinquencies. NCOs declined $27.0 million, or 16%, and reflected a $57.7 million decline in total commercial NCOs, offset by a $30.7 million increase in total consumer NCOs. The decrease in commercial NCOs reflected a lower level of large dollar charge-offs and improvement in delinquencies. The increase in consumer NCOs reflected: (a) a more conservative position regarding the timing of loss recognition in our residential mortgage portfolio, and (b) our more proactive loss mitigation strategies, which we believe are in the best interest of both our company and our customers.
Noninterest income increased $8.3 million, or 3%, reflecting a $5.0 million increase in mortgage banking income. The increase to mortgage banking income primarily reflected a $33.4 million improvement of MSR valuation, net of hedging, partially offset by a $28.4 million decline in origination and secondary marketing fees as a result of a 35% decrease in mortgage originations. Also contributing to the increase in noninterest income was a $6.2 million, or 13%, increase in electronic banking income, primarily reflecting an increased number of deposit accounts and transaction volumes. Partially offsetting these increases was a $1.1 million decline in trading and derivative revenue as a result of a decline in customer demand for interest-rate swap products.
Noninterest expense increased $59.4 million, or 14%. This increase reflected: (a) $23.8 million of higher allocated expenses; (b) $12.2 million increase in personnel expense reflecting a 7% increase in average full-time equivalent employees and salary increases; (c) $12.0 million increase in marketing expense as a result of increased sales efforts, and branch and ATM branding investments in support of strategic initiatives; (d) $9.5 million increase in deposit and other insurance expense reflecting increased premiums and higher deposit balances; and (e) $4.7 million increase in repurchase reserves related to representations and warranties made on mortgage loans sold. These increases were partially offset by a $6.6 million improvement in OREO losses.

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
Table 53 — Key Performance Indicators for Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$109,851	$104,509	$5,342	5%
Provision for credit losses	(53,597)	(115,657)	62,060	(54)
Noninterest income	52,384	45,683	6,701	15
Noninterest expense	(79,204)	(67,226)	(11,978)	18
(Provision) benefit for income taxes	(10,302)	11,442	(21,744)	N.M.

Net income (loss)	$19,132	$(21,249)	$40,381	N.M. %

Number of employees (full-time equivalent)	487	433	54	12%

Total average assets (in millions)	$7,623	$8,514	$(891)	(10)
Total average loans/leases (in millions)	7,362	8,148	(786)	(10)
Total average deposits (in millions)	6,422	5,963	459	8
Net interest margin	3.05%	2.60%	0.45%	17
Net charge-offs (NCOs)	$59,540	$131,355	$(71,815)	(55)
NCOs as a % of average loans and leases	1.62%	3.22%	(1.60)%	(50)
Return on average equity	5.6	(5.2)	10.8	N.M.
N.M., not a meaningful value.
2010 First Six Months vs. 2009 First Six Months
Commercial Banking reported net income of $19.1 million in the first six-month period of 2010, compared with a net loss of $21.2 million in the first six-month period of 2009. As discussed below, this $40.4 million improvement primarily reflected a $62.1 million decline in provision for loan losses, partially offset by a $12.0 million increase in noninterest expense.
Net interest income increased $5.3 million, or 5%, primarily reflecting a 45 basis point increase in the net interest margin, partially offset by a $0.8 billion, or 10%, decline in average total loans. This increase in the net interest margin was almost entirely reflective of the 44 basis point improvement in our commercial loan spread as a result of strategic pricing decisions.
Average total loans declined $0.8 billion, or 10%, primarily reflecting strategic and credit exits, lower line-of-credit utilization, and higher NCOs during 2009. Additionally, we have experienced higher run-off in our commercial loan portfolio as many customers have actively reduced their leverage position due to higher liquidity positions.

Total average deposits increased $0.5 billion, or 8%, reflecting a $1.1 billion increase in core deposits, partially offset by a $0.7 billion decline in noncore deposits. The increase in core deposits reflected: (a) $0.6 billion increase in public funds deposits, (b) $0.3 billion increase in commercial demand deposits; and (c) $0.2 billion increase in commercial savings and money market deposits. These increases were primarily a result of strategic efforts to improve our sales and servicing functions as they relate to commercial and public customers, as well as initiatives designed to strengthen our relationships with these customers. The decrease in noncore deposits primarily reflected a $0.5 billion reduction in brokered and negotiable deposits as that portfolio continues to run-off.
Provision for loan losses declined $62.1 million, or 54%, reflecting the lower level of related loan balances, as well as a $71.8 million decline in NCOs. Expressed as a percentage of related average balances, NCOs decreased to 1.62% from 3.22%. The decline in NCOs was driven by: (a) $36.7 million of lower C&I charge-offs; (b) $18.1 million of lower CRE NCOs; and (c) $17.3 million of higher C&I recoveries, and represented a material increase in recoveries compared with the year-ago period. The overall decline in NCOs was the result of an improved credit environment.
Noninterest income increased $6.7 million, or 15%, and primarily reflected: (a) $2.0 million increase in loan commitment fee income; (b) $1.6 million in gains on terminated leases, reflecting strategically accelerated equipment sales to capture disposal gains; (c) $1.6 million increase of loan-related fees relating to the improved collection of such fees from customers; and (d) $1.4 million increase in third-party print and mail income. These increases were partially offset by a $2.0 million decline in equipment operating lease income as lease originations were recorded as direct finance leases rather than operating leases effective with the 2009 second quarter.
Noninterest expense increased $12.0 million, or 18%, and reflected: (a) $9.3 million increase in personnel expense primarily reflecting higher incentive plan payouts; (b) $2.3 million of higher allocated expenses, and (c) $2.2 million increase in deposit and other insurance expense reflecting increased premiums and higher deposit balances. These increases were partially offset by a $1.8 million decrease in equipment operating lease expense reflecting the change in accounting for lease originations effective with the 2009 second quarter as described above.

Commercial Real Estate
Objectives, Strategies, and Priorities
Our Commercial Real Estate segment serves professional real estate developers or other customers with real estate project financing needs within our primary banking markets. Commercial Real Estate products and services include CRE loans, cash management, interest rate protection products, and capital market alternatives. Commercial Real Estate bankers personally deliver these products and services through relationships with developers in our footprint who are recognized as the most experienced, well-managed and well-capitalized, and are capable of operating in all phases of the real estate cycle (“top-tier developers”); developing leads through community involvement; and referrals from other professionals.
The Commercial Real Estate strategy is to focus on building a deep relationship with top-tier developers within our geographic footprint. Our local knowledge of the customers, market, and products, provides us with a competitive advantage and supports revenue growth in our footprint. Our strategy is to continue to expand the relationships of our current core customer base and to attract new, profitable business with top-tier developers in our footprint.
At the end of 2009, the CRE loan portfolio was segmented into core and noncore components as part of our strategy to manage our credit exposure while maximizing the overall CRE portfolio profitability. Both the core and noncore portfolios are actively managed and priced based on unique characteristics of each underlying relationship.
Table 54 — Key Performance Indicators for Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$79,587	$67,322	$12,265	18%
Provision for credit losses	(178,997)	(332,363)	153,366	(46)
Noninterest income	4,125	1,370	2,755	N.M.
Noninterest expense	(20,534)	(15,563)	(4,971)	32
Benefit for income taxes	40,537	97,732	(57,195)	(59)

Net loss	$(75,282)	$(181,502)	$106,220	59%

Number of employees (full-time equivalent)	108	87	21	24%

Total average assets (in millions)	$6,609	$8,346	$(1,737)	(21)
Total average loans/leases (in millions)	7,201	8,463	(1,262)	(15)
Total average deposits (in millions)	567	471	96	20
Net interest margin	2.23%	1.61%	0.62%	39
Net charge-offs (NCOs)	$199,600	$212,933	$(13,333)	(6)
NCOs as a % of average loans and leases	5.54%	5.03%	0.51%	10
Return on average equity	(23.8)	(71.8)	48.00	(67)
N.M., not a meaningful value.

2010 First Six Months vs. 2009 First Six Months
Commercial Real Estate reported a net loss of $75.3 million in the first six-month period of 2010, compared with a net loss of $181.5 million in the first six-month period of 2009. The improvement reflected a $153.4 million decrease to the provision for credit losses reflecting the stabilization of the overall credit quality in the underlying portfolio.
Net interest income increased $12.3 million, or 18%, reflecting a 62 basis point increase in net interest margin, partially offset by a $1.3 billion, or 15%, decrease in average earning assets. The net interest margin increase primarily reflected the utilization of a new risk-based pricing strategy implemented in early 2009.
Average total loans declined $1.3 billion, and was almost entirely centered in the CRE portfolio. The decline in the CRE portfolio primarily reflected our on-going commitment to reduce our exposure to real estate and to maintain a low to moderate risk profile for the portfolio. We have executed several initiatives that have resulted in lower balances through payoffs and paydowns.
Average total deposits increased $0.1 billion, or 20%. These increases were primarily centered in commercial demand deposits and commercial money-market deposits, primarily reflecting a commitment to strengthen relationships with top-tier develops within our geographic footprint.
Noninterest income increased $2.8 million, primarily reflecting a $1.5 million improvement in interest rate swap losses and a $1.4 million increase in loan-related fees, primarily reflecting improved collection of such fees from customers.
Noninterest expense increased $5.0 million, or 32%, reflecting: (a) $2.7 million increase in real estate taxes paid on NPAs; and (b) $1.9 million increase in personnel expense, due to an increased investment in portfolio management staffing in support of strategic initiatives.

Auto Finance and Dealer Services (AFDS)
Objectives, Strategies, and Priorities
Our AFDS business segment provides a variety of banking products and services to approximately 2,300 automotive dealerships within our primary banking markets. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.
Table 55 — Key Performance Indicators for Auto Finance and Dealer Services (AFDS)

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$83,301	$71,678	$11,623	16%
Reduction (provision) for credit losses	14,093	(57,178)	71,271	N.M.
Noninterest income	33,062	27,080	5,982	22
Noninterest expense	(55,035)	(58,566)	3,531	(6)
(Provision) benefit for income taxes	(26,397)	5,945	(32,342)	N.M.

Net income (loss)	$49,024	$(11,041)	$60,065	N.M. %

Number of employees (full-time equivalent)	408	445	(37)	(8)%

Total average assets (in millions)	$6,117	$5,410	$707	13
Total average loans/leases (in millions)	5,653	5,276	377	7
Net interest margin	2.82%	2.59%	0.23%	9
Net charge-offs (NCOs)	$15,677	$34,236	$(18,559)	(54)
NCOs as a % of average loans and leases	0.55%	1.30%	(0.75)	(58)
Return on average equity	40.0	(8.8)	48.8	N.M.

Automobile loans production (in millions)	$1,621.3	$679.4	$942	N.M.
N.M., not a meaningful value.
2010 First Six Months vs. 2009 First Six Months
AFDS reported net income of $49.0 million in the first six-month period of 2010, compared with a net loss of $11.0 million in the first six-month period of 2009. This $60.1 million increase reflected a $71.3 million decline to the provision for loan losses, due to a reduction in reserves as the underlying credit quality of the loan portfolios improved. The comparable year-ago period included higher provision for credit losses to increase reserves due to economic and automobile-industry related weaknesses in our markets. Total NCO’s declined $18.6 million, or 54%, and automobile loan and lease delinquency levels declined to 1.25% from 2.14%. At June 30, 2010, the ALLL as a percentage of total loans decreased to 0.99% from 1.77% at December 31, 2009 and 1.59% at June 30, 2009.
Net interest income increased $11.6 million, or 16%, reflecting a 23 basis point increase in the net interest margin, and a $0.4 billion, or 7%, increase in average total loans. The increase in average total loans reflected a $0.9 billion increase in average automobile loans that resulted from record loan origination levels, as well as the impact of the transferring of $1.0 billion automobile loans and leases to a trust in a securitization transaction as part of a funding strategy (see below). These increases were partially offset by: (a) $0.3 billion decline related to the continued run-off in the automobile lease portfolio, (b) $0.2 billion decline in average C&I loans primarily reflecting lower floorplan credit-line utilization as dealership inventories have declined to historically lower levels.

During the 2010 first quarter, we adopted a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction. At the end of the 2009 first quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction as part of a funding strategy. Upon adoption of the new accounting standard, the trust was consolidated as of January 1, 2010. At the time of the consolidation, the trust was holding $0.8 billion of loans. We elected to account for these loans, as well as the underlying debt, at fair value. At June 30, 2010, these formerly securitized loans had a remaining balance of $0.7 billion.
Noninterest income (excluding operating lease income of $24.1 million during the current period, and $26.3 million in the comparable year-ago period) increased $8.2 million. Performance for the first six-month period of 2009 was impacted by a $5.9 million nonrecurring loss from the $1.0 billion securitization transaction (discussed above) and a $0.7 million nonrecurring gain from the sale of related securities. In addition, the results for the first six-month period of 2010 included a $3.3 million net gain resulting from valuation adjustments of the loans and associated notes payable held by the consolidated trust (discussed above).
Noninterest expense (excluding operating lease expense of $19.7 million in the current period, and $22.3 million in the comparable year-ago period) decreased $0.9 million. This decline reflected the benefit of a $5.6 million decrease in losses associated with sales of vehicles returned at the end of their lease terms as used vehicle values in the current period are at higher levels and the number of vehicles being returned has declined compared to the year-ago period. In addition, collections and repossession related costs declined $0.5 million. These decreases were partially offset by a $4.1 million increase in allocated expenses and a $1.4 million increase in personnel expense, much of which related to increased loan origination and servicing related activities.
Net automobile operating lease income decreased $0.4 million, reflecting the discontinuation of all lease origination activities in 2008 and the resulting continued run-off of the automobile operating lease portfolio.

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
To serve high net worth customers, we use a unique distribution model that employs a single, unified sales force to deliver products and services mainly through the Bank’s distribution channels. PFG provides investment management, transfer agent, administrative and custodial services to Huntington Funds, which consists of proprietary mutual funds and variable annuity funds. The Huntington Investment Company offers brokerage and investment advisory services to both the Bank’s and PFG’s customers, through a combination of licensed investment sales representatives and licensed personal bankers. To grow managed assets, the Huntington Investment Company sales team has been utilized as the primary distribution source for trust and investment management. PFG’s Insurance group provides a complete array of insurance products including individual life insurance products ranging from basic term-life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products.
Table 56 — Key Performance Indicators for Private Financial Group (PFG)

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$46,049	$37,781	$8,268	22%
Reduction (provision) for credit losses	4,799	(17,984)	22,783	N.M.
Noninterest income	129,242	124,719	4,523	4
Noninterest expense excluding goodwill impairment	(139,511)	(115,435)	(24,076)	21
Goodwill impairment	—	(28,895)	28,895	N.M.
Provision for income taxes	(14,203)	(65)	(14,138)	N.M.

Net income	$26,376	$121	$26,255	N.M. %

Number of employees (full-time equivalent)	1,467	1,360	107	8%

Total average assets (in millions)	$3,269	$3,325	$(56)	(2)
Total average loans/leases (in millions)	2,058	2,418	(360)	(15)
Total average deposits (in millions)	3,237	2,138	1,099	51
Net interest margin	3.85%	3.00%	0.85%	28
Net charge-offs (NCOs)	$12,647	$13,420	$(773)	(6)
NCOs as a % of average loans and leases	1.23%	1.11%	0.12%	11
Return on average equity	15.2	0.1	15.1	N.M.

Total trust assets (in billions)- eop	50.9	44.9	6.0	13
Total assets under management (in billions) — eop	12.7	12.3	0.4	3
Total Huntington Funds (in billions) — eop	3.2	3.1	0.1	3
Number of proprietary mutual funds — eop	24	20	4	20
Number of proprietary variable annuity funds — eop	12	12	—	—

Noninterest income, excluding impact of fee sharing	$150,062	$143,496	$6,566	5
Noninterest income shared with other business segments	20,820	18,777	2,043	11

Noninterest income, reported (above)	$129,242	$124,719	$4,523	4%

eop — End of Period.
N.M., not a meaningful value.

2010 First Six Months vs. 2009 First Six Months
PFG reported net income of $26.4 million in the first six-month period of 2010, compared with net income of $0.1 million in the first six-month period of 2009. The $26.3 million improvement reflected a $28.9 million goodwill impairment charge recorded during the year-ago period, as well as a $22.8 million decline in the provision for loan losses. Additionally, provision for income taxes expense increased $14.1 million reflecting the increase in total net income.
Net interest income increased $8.3 million, or 22%, reflecting an 85 basis point improvement in the net interest margin. The growth in net interest income was driven by improved spreads on earning assets, and a $1.1 billion increase in lower-cost deposits (see below).
Average total loans decreased $0.4 billion, or 15%. This decrease was primarily due to the reclassification of certain variable rate demand notes to municipal securities.
Average total deposits increased $1.1 billion, or 51%. A substantial portion of the deposit growth resulted from the introduction of three deposit products during 2009 designed as alternative options for lower yielding money market mutual funds. The new deposit products were: (a) the Huntington Conservative Deposit Account (HCDA), (b) the Huntington Protected Deposit Account (HPDA), and (c) the Bank Deposit Sweep Product (BDSP). These three accounts had balances in excess of $1.1 billion at June 30, 2010.
As previously mentioned, provision for credit losses decreased $22.8 million reflecting a reduction in the ALLL associated with the variable rate demand note reclassification noted above, as well as the utilization of previously established reserves in connection with total NCOs, which declined $0.8 million, or 6%.
Noninterest income increased $4.5 million, or 4%, primarily reflecting a $6.0 million increase in trust services revenue, as a result of an increase in trust asset market values, as well as increased fees on personal trust accounts and in-sourcing of certain mutual fund administrative services.
Noninterest expense decreased $4.8 million, or 3%. This decrease includes a $28.9 million goodwill impairment charge recorded during the 2009 first quarter. After adjusting for the goodwill impairment, noninterest expense increased $24.1 million. This increase reflected a $11.0 million of higher allocated expenses, and a $10.5 million increase in personnel expense resulting from an 8% increase in average full-time equivalent employees.

ADDITIONAL DISCLOSURES
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
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (a) credit quality performance could worsen due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (b) changes in economic conditions; (c) movements in interest rates; (d) competitive pressures on product pricing and services; (e) success and timing of other business strategies; (f) extended disruption of vital infrastructure; and (g) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and future regulations which will be adopted by the relevant regulatory agencies to implement the Dodd-Frank Act’s provisions. Additional factors that could cause results to differ materially from those described above can be found in our 2009 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.
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
Our most significant accounting estimates relate to our ACL, fair value measurements, and income taxes and deferred tax assets. These significant accounting estimates and their related application are discussed in our 2009 Form 10-K, and the discussion below provides pertinent updates to those accounting estimates.

Total Allowances for Credit Losses
The ACL is the sum of the ALLL and the AULC and represents the estimate of the level of reserves appropriate to absorb inherent credit losses. At June 30, 2010, the ACL was $1,441.8 million, or 3.90% of total loans and leases.
The amount of the ACL was determined by judgments regarding the quality of each individual loan portfolio and loan commitments. All known relevant internal and external factors that affected loan collectibility were considered, including analysis of historical charge-off experience, migration patterns, as well as changes in economic conditions, borrower financial condition, and loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as were experienced throughout 2009, and have continued into 2010. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting borrower financial condition, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
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

AUTOMOBILE LOAN SECURITIZATION
(This section should be read in conjunction with Note 2 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional details.)
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
Level 3 Analysis on Certain Securities Portfolios
Our Alt-A, collateralized mortgage obligation (CMO), and pooled-trust-preferred securities portfolios are classified as Level 3, and as such, the significant estimates used to determine the fair value of these securities have greater subjectivity and are less observable. The Alt-A and CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis. These three portfolios, and the results of our impairment analysis for each portfolio, are discussed in further detail below:
Alt-A mortgage-backed / Private-label CMO securities represent securities collateralized by first-lien residential mortgage loans. At June 30, 2010, our Alt-A securities portfolio had a fair value of $112.2 million, and our CMO securities portfolio had a fair value of $394.6 million. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third-party specialist using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.
We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it is probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at June 30, 2010.
Our analysis indicated, as of June 30, 2010, a total of three Alt-A mortgage-backed securities and 11 private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 1.55% to 40.97% of their par value. These losses were projected to occur between 5 months to 18 months in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. As a result, during the 2010 second quarter, we recorded $0.6 million of OTTI in our Alt-A mortgage-backed securities portfolio and $2.3 million of OTTI adjustments in our private-label CMO securities portfolio. For the first six-month period of 2010, we recorded $1.2 million of OTTI adjustments in our Alt-A mortgage-backed securities portfolio, and $4.9 million of OTTI adjustments in our private-label CMO securities portfolio. These OTTI adjustments negatively impacted our earnings.
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. At June 30, 2010, our pooled-trust-preferred securities portfolio had a fair value of $106.7 million. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third-party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value that was compliant with ASC 820, “Fair Value Measurements and Disclosures”.

The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current/near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers who are in default. The recovery assumptions on issuers who are deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will experience a loss of principal or interest on 10 securities; however, because profitability and credit quality continue to improve for many of the underlying issuers, the estimated amount of credit losses declined in the second quarter, and as such, we recorded no OTTI adjustment in the 2010 second quarter relating to these securities. For the first six-month period of 2010, we recorded $3.2 million of OTTI adjustments relating to these securities. These OTTI adjustments negatively impacted our earnings.
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
There were no events or changes in circumstances indicating that goodwill of a reporting unit may be impaired during either the 2010 second quarter or 2010 first quarter.
OTHER REAL ESTATE OWNED (OREO)
OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property, less anticipated selling costs, and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount, and are charged to noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At June 30, 2010, OREO totaled $139.1 million, representing a 1% decrease compared with $140.1 million at December 31, 2009.

Income Taxes and Deferred Tax Assets
DEFERRED TAX ASSETS
At June 30, 2010, we had a net deferred tax asset of $389.8 million. Based on our ability to offset the net deferred tax asset against our forecast of future taxable income, there was no impairment of the deferred tax asset at June 30, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired.
On March 31, 2010, the net deferred tax asset relating to the assets acquired from Franklin on March 31, 2009 (see “Significant Items”) had increased by $43.6 million relating to the expiration of the 12-month recognition period under Internal Revenue Code Of 1986 (IRC) Section 382. In general, IRC Section 382 imposes a one-year limitation on bad debt deductions allowed for tax purposes under IRC Section 166. Any bad debt deductions recognized after March 31, 2010 would not be limited by IRC Section 382.
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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2010	2009
(in thousands, except number of shares)	June 30,	December 31,	June 30,
Assets
Cash and due from banks	$1,125,776	$1,521,344	$2,092,604
Interest bearing deposits in banks	289,468	319,375	383,082
Trading account securities	106,858	83,657	95,920
Loans held for sale (includes $404,817; $459,179 and $545,119 respectively, measured at fair value) (1)	777,843	461,647	559,017
Investment securities	8,803,718	8,587,914	5,934,704
Loans and leases (includes $657,213 at June 30, 2010 measured at fair value) (2)	36,969,695	36,790,663	38,494,889
Allowance for loan and lease losses	(1,402,160)	(1,482,479)	(917,680)

Net loans and leases	35,567,535	35,308,184	37,577,209

Bank owned life insurance	1,436,433	1,412,333	1,391,045
Premises and equipment	492,859	496,021	503,877
Goodwill	444,268	444,268	447,879
Other intangible assets	258,811	289,098	322,467
Accrued income and other assets	2,467,269	2,630,824	2,089,448

Total assets	$51,770,838	$51,554,665	$51,397,252

Liabilities and shareholders’ equity
Liabilities
Deposits	$39,848,507	$40,493,927	$39,165,132
Short-term borrowings	1,093,218	876,241	862,056
Federal Home Loan Bank advances	599,798	168,977	926,937
Other long-term debt (includes $494,512 at June 30, 2010 measured at fair value) (2)	2,569,934	2,369,491	2,508,144
Subordinated notes	1,195,210	1,264,202	1,672,887
Accrued expenses and other liabilities	1,025,735	1,045,825	1,041,574

Total liabilities	46,332,402	46,218,663	46,176,730

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	1,333,433	1,325,008	1,316,854
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	362,507
Common stock	7,175	7,167	5,696
Capital surplus	6,739,069	6,731,796	6,134,590
Less treasury shares, at cost	(9,235)	(11,465)	(12,223)
Accumulated other comprehensive loss	(84,398)	(156,985)	(273,525)
Retained (deficit) earnings	(2,910,115)	(2,922,026)	(2,313,377)

Total shareholders’ equity	5,438,436	5,336,002	5,220,522

Total liabilities and shareholders’ equity	$51,770,838	$51,554,665	$51,397,252

Common shares authorized (par value of $0.01)	1,500,000,000	1,000,000,000	1,000,000,000
Common shares issued	717,487,003	716,741,249	569,646,682
Common shares outstanding	716,622,592	715,761,672	568,741,245
Treasury shares outstanding	864,411	979,577	905,437
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	1,760,578	1,760,578	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 13.

(2)	Amounts represent certain assets and liabilities of a consolidated variable interest entity (VIE) for which Huntington has elected the fair value option. See Note 15.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest and fee income
Loans and leases
Taxable	$467,268	$491,082	$946,389	$988,670
Tax-exempt	1,302	604	2,015	1,702
Investment securities
Taxable	59,614	60,029	118,601	115,490
Tax-exempt	2,859	1,343	5,950	6,098
Other	4,610	9,946	9,477	21,001

Total interest income	535,653	563,004	1,082,432	1,132,961

Interest expense
Deposits	114,822	176,081	243,124	363,650
Other borrowings	21,175	37,024	45,759	81,907

Total interest expense	135,997	213,105	288,883	445,557

Net interest income	399,656	349,899	793,549	687,404
Provision for credit losses	193,406	413,707	428,414	705,544

Net interest income (loss) after provision for credit losses	206,250	(63,808)	365,135	(18,140)

Service charges on deposit accounts	75,934	75,353	145,273	145,231
Brokerage and insurance income	36,498	32,052	72,260	72,000
Mortgage banking income	45,530	30,827	70,568	66,245
Trust services	28,399	25,722	56,164	50,532
Electronic banking	28,107	24,479	53,244	46,961
Bank owned life insurance income	14,392	14,266	30,862	27,178
Automobile operating lease income	11,842	13,116	24,145	26,344
Net gains on sales of investment securities	2,980	12,246	9,410	18,235
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	5,193	(88,114)	(3,207)	(92,036)
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	(8,017)	68,528	(6,078)	68,528

Net impairment losses on investment securities	(2,824)	(19,586)	(9,285)	(23,508)
Other income	28,785	57,470	57,854	75,829

Total non-interest income	269,643	265,945	510,495	505,047

Personnel costs	194,875	171,735	378,517	347,667
Outside data processing and other services	40,670	40,006	79,752	72,998
Deposit and other insurance expense	26,067	48,138	50,822	65,559
Net occupancy	25,388	24,430	54,474	53,618
OREO and foreclosure expense	4,970	26,524	16,500	36,411
Equipment	21,585	21,286	42,209	41,696
Professional services	24,388	16,658	47,085	33,112
Amortization of intangibles	15,141	17,117	30,287	34,252
Automobile operating lease expense	9,667	11,400	19,733	22,331
Marketing	17,682	7,491	28,835	15,716
Telecommunications	6,205	6,088	12,376	11,978
Printing and supplies	3,893	4,151	7,566	7,723
Goodwill impairment	—	4,231	—	2,606,944
Gain on early extinguishment of debt	—	(73,038)	—	(73,767)
Other expense	23,279	13,765	43,747	33,513

Total non-interest expense	413,810	339,982	811,903	3,309,751

Income (loss) before income taxes	62,083	(137,845)	63,727	(2,822,844)
Provision (benefit) for income taxes	13,319	(12,750)	(24,774)	(264,542)

Net income (loss)	48,764	(125,095)	88,501	(2,558,302)
Dividends on preferred shares	29,426	57,451	58,783	116,244

Net income (loss) applicable to common shares	$19,338	$(182,546)	$29,718	$(2,674,546)

Average common shares — basic	716,580	459,246	716,450	413,083
Average common shares — diluted	719,387	459,246	718,990	413,083
Per common share
Net income (loss) — basic	$0.03	$(0.40)	$0.04	$(6.47)
Net income (loss) — diluted	0.03	(0.40)	0.04	(6.47)
Cash dividends declared	0.0100	0.0100	0.0200	0.0200
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2009
Balance, beginning of period	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$365,599	$7,227,141

Cumulative effect of change in accounting principle for noncontrolling interest											1,765	1,765
Balance, beginning of period — as adjusted	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	(326,693)	$367,364	$7,228,906

Comprehensive Income:
Net loss											(2,558,302)	(2,558,302)
Cumulative effect of change in accounting principle for other-than- temporarily impaired debt securities										(3,541)	3,541	—
Non-credit-related impairment losses on debt securities not expected to be sold										(44,543)		(44,543)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains										128,716		128,716
Unrealized gains on cash flow hedging derivatives										(30,419)		(30,419)
Change in accumulated unrealized losses for pension and other post- retirement obligations										2,955		2,955
Total comprehensive loss												(2,501,593)
Issuance of common stock					161,549	1,614	550,850					552,464
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Amortization of discount		7,887									(7,887)	—
Cash dividends declared:
Common ($0.02 per share)											(9,167)	(9,167)
Preferred Series B ($25.00 per share)											(34,952)	(34,952)
Preferred Series A ($42.50 per share)											(17,370)	(17,370)
Recognition of the fair value of share-based compensation							2,640					2,640
Other share-based compensation activity					54	1	35				(108)	(72)
Other		300					(3,480)	10	3,307		(461)	(334)

Balance, end of period	1,398	$1,316,854	363	$362,507	569,647	$5,696	$6,134,590	(905)	$(12,223)	$(273,525)	$(2,313,377)	$5,220,522

Six Months Ended June 30, 2010
Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,925,488)	5,328,291
Comprehensive Income:
Net income											88,501	88,501
Non-credit-related impairment losses on debt securities not expected to be sold										3,951		3,951
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains										69,779		69,779
Unrealized gains on cash flow hedging derivatives										774		774
Change in accumulated unrealized losses for pension and other post- retirement obligations										2,332		2,332
Total comprehensive income												165,337
Issuance of common stock					537	5	2,264					2,269
Amortization of discount		8,425									(8,425)	—
Cash dividends declared:
Common ($0.02 per share)											(14,332)	(14,332)
Preferred Series B ($25.00 per share)											(34,952)	(34,952)
Preferred Series A ($42.50 per share)											(15,406)	(15,406)
Recognition of the fair value of share-based compensation							6,609					6,609
Other share-based compensation activity					209	3	199				(22)	180
Other							(1,799)	116	2,230		9	440

Balance, end of period	1,398	$1,333,433	363	$362,507	717,487	$7,175	$6,739,069	(864)	$(9,235)	$(84,398)	$(2,910,115)	$5,438,436

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Operating activities
Net income (loss)	$88,501	$(2,558,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	2,606,944
Provision for credit losses	428,414	705,544
Depreciation and amortization	135,957	105,608
Change in current and deferred income taxes	123,436	(153,958)
Net (purchases) sales of trading account securities	(23,201)	843,849
Originations of loans held for sale	(1,336,732)	(3,036,331)
Principal payments on and proceeds from loans held for sale	1,383,151	2,830,066
Other, net	(14,877)	205,147

Net cash provided by operating activities	784,649	1,548,567

Investing activities
Increase (decrease) in interest bearing deposits in banks	18,042	(232,753)
Proceeds from:
Maturities and calls of investment securities	1,691,002	293,663
Sales of investment securities	2,303,397	1,614,172
Purchases of investment securities	(3,985,907)	(3,068,943)
Net proceeds from sales of loans	199,196	949,398
Net loan and lease activity, excluding sales	(814,944)	722,076
Purchases of operating lease assets	—	(119)
Proceeds from sale of operating lease assets	11,783	4,599
Purchases of premises and equipment	(32,121)	(21,096)
Proceeds from sales of other real estate	44,888	21,312
Other, net	1,442	2,700

Net cash (used for) provided by investing activities	(563,222)	285,009

Financing activities
(Decrease) increase in deposits	(650,432)	1,232,510
Increase (decrease) in short-term borrowings	166,533	(549,727)
Maturity/redemption of subordinated notes	(83,870)	(136,942)
Proceeds from Federal Home Loan Bank advances	450,000	201,083
Maturity/redemption of Federal Home Loan Bank advances	(19,317)	(1,863,345)
Proceeds from issuance of long-term debt	—	598,200
Maturity/redemption of long-term debt	(415,484)	(514,989)
Dividends paid on preferred stock	(50,358)	(56,905)
Dividends paid on common stock	(14,247)	(43,780)
Net proceeds from issuance of common stock	—	548,327
Other, net	180	(72)

Net cash used for financing activities	(616,995)	(585,640)

(Decrease) increase in cash and cash equivalents	(395,568)	1,247,936
Cash and cash equivalents at beginning of period	1,521,344	844,668

Cash and cash equivalents at end of period	$1,125,776	$2,092,604

Supplemental disclosures:
Income taxes refunded	$148,210	$110,584
Interest paid	309,420	485,439
Non-cash activities
Dividends accrued, paid in subsequent quarter	23,390	21,697
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
2. ACCOUNTING STANDARDS UPDATE
FASB Accounting Standards Codification (ASC) Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for variable interest entities (VIE). The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption is prohibited. Huntington previously transferred automobile loans to a trust in a securitization transaction. With adoption of the amended guidance, the trust was consolidated as of January 1, 2010. Huntington elected the fair value option under ASC 825, Financial Instruments, for both the auto loans and the related debt obligations. Total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded. Based upon the current regulatory requirements, the consolidation of the trust resulted in a slight decrease to risk weighted capital ratios. (See Note 15 for more information on the consolidation of the trust).
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
Accounting Standards Update (ASU) 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU will require more information about the credit quality of the loan portfolio in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010.

3. LOANS AND LEASES
The following table provides a detail listing of Huntington’s loan and lease portfolio at June 30, 2010, December 31, and June 30, 2009.

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Loans and leases:
Commercial and industrial loans and leases	$12,392,309	$12,888,100	$13,320,500
Commercial real estate loans	7,183,817	7,688,827	8,946,025
Automobile loans	4,711,827	3,144,329	2,854,663
Automobile leases	134,739	246,265	382,709
Home equity loans	7,510,393	7,562,060	7,631,445
Residential mortgage loans	4,354,287	4,510,347	4,646,298
Other consumer loans	682,323	750,735	713,249

Loans and leases	36,969,695	36,790,663	38,494,889

Allowance for loan and lease losses	(1,402,160)	(1,482,479)	(917,680)

Net loans and leases	$35,567,535	$35,308,184	$37,577,209

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB - Cincinnati. As of June 30, 2010, these borrowings and advances are generally secured by $16.5 billion of loans and securities.
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
At the end of the 2010 second quarter, $398 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323 million were transferred into loans held for sale. Reflecting the transfer, these loans were marked to lower of cost or fair value, which resulted in 2010 second quarter charge-offs of $75.5 million ($60.8 million related to residential mortgages and $14.7 million related to home equity loans), and the provision for credit losses was increased by $75.5 million. In July, we sold substantially all of the residential mortgages. The remaining portfolio primarily consists of $48.3 million of home equity loans held for sale and $24.5 million of OREO, both of which have been written down to current fair value, less costs to sell.

The following table presents a rollforward of the accretable discount for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$27,661	$39,781	$35,286	$—
Additions	—		—	39,781
Accretion	(264)	(750)	(1,773)	(750)
Reclassification to nonaccretable difference (1)	(1,344)	—	(7,460)	—
Transfer to loans held for sale	(26,053)	—	(26,053)	—

Balance, end of period	$—	$39,031	$—	$39,031

(1)	Result of moving loans to nonaccrual status.
The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at June 30, 2010 and 2009:

	June 30,		December 31,		June 30,
	2010		2009		2009
	Carrying	Outstanding	Carrying	Outstanding	Carrying	Outstanding
(in thousands)	Value	Balance	Value	Balance	Value	Balance
Residential mortgage	$—	$—	$373,117	$680,068	$415,029	$740,850
Home equity	—	—	70,737	810,139	56,944	829,994

Total	$—	$—	$443,854	$1,490,207	$471,973	$1,570,844

In accordance with ASC 805, at March 31, 2009 Huntington recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 83% interest in the Franklin 2009 Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset resulted in a bargain purchase under ASC 805, and, therefore was recorded as a tax benefit in the 2009 first quarter. On March 31, 2010, the net deferred tax asset increased by $43.6 million as a result of the assets no longer being subject to the limitations of Internal Revenue Code (IRC) Section 382. In general, the limitations under IRC Section 382 apply to bad debt deductions, but IRC Section 382 only applies to bad debt deductions recognized within one year of the acquisition. Any bad debt deductions recognized after March 31, 2010 would not be limited by IRC Section 382.

4. INVESTMENT SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at June 30, 2010, December 31, 2009, and June 30, 2009:

	June 30, 2010		December 31, 2009		June 30, 2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$—	$—	$—	$—	$50,480	$50,497
1-5 years	49,997	50,328	99,735	99,154	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	49,997	50,328	99,735	99,154	50,480	50,497

Federal agencies — mortgage backed securities
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	716,844	731,350	692,119	688,420	1	1
Over 10 years	3,689,229	3,774,601	2,752,317	2,791,688	1,845,469	1,870,855

Total mortgage-backed Federal agencies	4,406,073	4,505,951	3,444,436	3,480,108	1,845,470	1,870,856

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	—	—	—	—	—	—
1-5 years	182,552	184,757	258,672	260,388	319,737	320,021
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	182,552	184,757	258,672	260,388	319,737	320,021

Other agencies
Under 1 year	187,627	188,549	159,988	162,518	2,206	2,271
1-5 years	1,692,684	1,703,421	2,556,213	2,555,782	1,965,647	1,979,813
6-10 years	11,030	11,478	8,614	8,703	7,018	7,189
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	1,891,341	1,903,448	2,724,815	2,727,003	1,974,871	1,989,273

Total U.S. Government backed agencies	6,529,963	6,644,484	6,527,658	6,566,653	4,190,558	4,230,647

Municipal securities
Under 1 year	—	—	—	—	—	—
1-5 years	26,393	27,164	6,050	6,123	1,165	1,191
6-10 years	87,428	90,904	54,445	58,037	53,148	56,223
Over 10 years	254,786	257,848	57,952	60,625	65,254	67,106

Total municipal securities	368,607	375,916	118,447	124,785	119,567	124,520

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	13,820	14,031	—	—	—	—
Over 10 years	412,882	380,580	534,377	477,319	603,099	510,503

Total private label CMO	426,702	394,611	534,377	477,319	603,099	510,503

Asset backed securities (1)
Under 1 year	40,000	40,138	—	—	—	—
1-5 years	588,876	592,301	352,850	353,114	—	—
6-10 years	168,382	169,246	256,783	262,826	132,205	134,270
Over 10 years	365,201	218,940	518,841	364,376	554,032	402,928

Total asset-backed securities	1,162,459	1,020,625	1,128,474	980,316	686,237	537,198

Other
Under 1 year	300	308	2,250	2,250	2,350	2,350
1-5 years	6,722	6,884	4,656	4,798	4,451	4,513
6-10 years	1,104	1,222	1,104	1,166	50,038	50,336
Over 10 years	—	—	—	—	63	137
Non-marketable equity securities	304,915	304,915	376,640	376,640	427,772	427,772
Marketable equity securities	55,436	54,753	54,482	53,987	47,369	46,728

Total other	368,477	368,082	439,132	438,841	532,043	531,836

Total investment securities	$8,856,208	$8,803,718	$8,748,088	$8,587,914	$6,131,504	$5,934,704

(1)	Amounts at June 30, 2010 and December 31, 2009 include automobile asset backed securities with a fair value of $562.3 million and $309.4 million, respectively which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York. Amounts at December 31, 2009 include securities with a fair value of $161.0 million backed by student loans with a minimum 97% government guarantee.

Other securities at June 30, 2010, December 31, 2009 and June 30, 2009 include $165.6 million, $240.6 million, and $240.6 million of stock issued by the Federal Home Loan Bank of Cincinnati, $45.7 million of stock issued by the Federal Home Loan Bank of Indianapolis, and $93.6 million, $90.4 million and $141.5 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At June 30, 2010, December 31, 2009 and June 30, 2009, Huntington did not have any material equity positions in Federal National Mortgage Association (FNMA or Fannie Mae) or the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac).
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at June 30, 2010, December 31, 2009, and June 30, 2009.

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2010
U.S. Treasury	$49,997	$331	$—	$50,328
Federal Agencies
Mortgage-backed securities	4,406,073	102,435	(2,557)	4,505,951
TLGP securities	182,552	2,205	—	184,757
Other agencies	1,891,341	12,108	(1)	1,903,448

Total U.S. Government backed securities	6,529,963	117,079	(2,558)	6,644,484
Municipal securities	368,607	7,334	(25)	375,916
Private label CMO	426,702	534	(32,625)	394,611
Asset backed securities	1,162,459	4,805	(146,639)	1,020,625
Other securities	368,477	367	(762)	368,082

Total investment securities	$8,856,208	$130,119	$(182,609)	$8,803,718

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasury	$99,735	$—	$(581)	$99,154
Federal Agencies
Mortgage-backed securities	3,444,436	44,835	(9,163)	3,480,108
TLGP securities	258,672	2,037	(321)	260,388
Other agencies	2,724,815	6,346	(4,158)	2,727,003

Total U.S. Government backed securities	6,527,658	53,218	(14,223)	6,566,653
Municipal securities	118,447	6,424	(86)	124,785
Private label CMO	534,377	99	(57,157)	477,319
Asset backed securities	1,128,474	7,709	(155,867)	980,316
Other securities	439,132	296	(587)	438,841

Total investment securities	$8,748,088	$67,746	$(227,920)	$8,587,914

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2009
U.S. Treasury	$50,480	$17	$—	$50,497
Federal Agencies
Mortgage-backed securities	1,845,470	34,269	(8,883)	1,870,856
TLGP securities	319,737	1,084	(800)	320,021
Other agencies	1,974,871	15,666	(1,264)	1,989,273

Total U.S. Government backed securities	4,190,558	51,036	(10,947)	4,230,647
Municipal securities	119,567	5,442	(489)	124,520
Private label CMO	603,099	—	(92,596)	510,503
Asset backed securities	686,237	16,195	(165,234)	537,198
Other securities	532,043	442	(649)	531,836

Total investment securities	$6,131,504	$73,115	$(269,915)	$5,934,704

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2010 , December 31, 2009, and June 30, 2009.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	257,773	(2,557)	—	—	257,773	(2,557)
TLGP securities	—	—	—	—	—	—
Other agencies	—	—	250	(1)	250	(1)

Total U.S. Government backed securities	257,773	(2,557)	250	(1)	258,023	(2,558)
Municipal securities	3,992	(8)	3,803	(17)	7,795	(25)
Private label CMO	—	—	337,044	(32,625)	337,044	(32,625)
Asset backed securities	77,834	(7,990)	206,835	(138,649)	284,669	(146,639)
Other securities	39,427	(519)	811	(243)	40,238	(762)

Total temporarily impaired securities	$379,026	$(11,074)	$548,743	$(171,535)	$927,769	$(182,609)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury	$99,154	$(581)	$—	$—	$99,154	$(581)
Federal Agencies
Mortgage-backed securities	1,324,960	(9,163)	—	—	1,324,960	(9,163)
TLGP securities	49,675	(321)	—	—	49,675	(321)
Other agencies	1,443,309	(4,081)	6,475	(77)	1,449,784	(4,158)

Total U.S. Government backed securities	2,917,098	(14,146)	6,475	(77)	2,923,573	(14,223)
Municipal securities	3,993	(7)	3,741	(79)	7,734	(86)
Private label CMO	15,280	(3,831)	452,439	(53,326)	467,719	(57,157)
Asset backed securities	236,451	(8,822)	207,581	(147,045)	444,032	(155,867)
Other securities	39,413	(372)	410	(215)	39,823	(587)

Total temporarily impaired securities	$3,212,235	$(27,178)	$670,646	$(200,742)	$3,882,881	$(227,920)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	518,356	(8,883)	—	—	518,356	(8,883)
TLGP securities	132,758	(800)	—	—	132,758	(800)
Other agencies	551,296	(1,218)	6,830	(46)	558,126	(1,264)

Total U.S. Government backed securities	1,202,410	(10,901)	6,830	(46)	1,209,240	(10,947)
Municipal securities	8,893	(103)	10,949	(386)	19,842	(489)
Private label CMO	17,889	(2,536)	492,599	(90,060)	510,488	(92,596)
Asset backed securities	17,561	(99)	217,425	(165,135)	234,986	(165,234)
Other securities	38,913	(240)	2,541	(409)	41,454	(649)

Total temporarily impaired securities	$1,285,666	$(13,879)	$730,344	$(256,036)	$2,016,010	$(269,915)

The following table is a summary of realized securities gains and losses for the three months and six months ended June 30, 2010, and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Gross gains on sales of securities	$8,105	$15,697	$14,881	$28,491
Gross (losses) on sales of securities	(5,125)	(3,451)	(5,471)	(10,256)

Net gain on sales of securities	2,980	12,246	9,410	18,235

other-than-temporary impairment recorded — pre adoption (1)	—	—	—	(3,922)
other-than-temporary impairment recorded — post adoption (1)	(2,824)	(19,586)	(9,285)	(19,586)

Net other-than-temporary impairment recorded	(2,824)	(19,586)	(9,285)	(23,508)

Total securities gain (loss)	$156	$(7,340)	$125	$(5,273)

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009.
Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009. Huntington evaluates its investment securities portfolio on a quarterly basis for other-than-temporary impairment (OTTI). Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.
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

For the three months and six months ended June 30, 2010 and 2009, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the income statement for securities evaluated for impairment as described above, subsequent to the adoption of current other-than-temporary impairment provisions of ASC Topic 320.

	Three Months Ended June 30,
	Alt-A	Pooled
	Mortgage-	Trust-	Private
(in thousands)	backed	Preferred	Label CMO	Total
2010
Total OTTI recoveries (losses) (unrealized and realized)	$399	$3,001	$1,793	$5,193
Unrealized OTTI recognized in OCI	(959)	(3,001)	(4,057)	(8,017)

Net impairment losses recognized in earnings	$(560)	$—	$(2,264)	$(2,824)

2009
Total OTTI recoveries (losses) (unrealized and realized)	$(5,980)	$(13,479)	$(68,655)	$(88,114)
Unrealized OTTI recognized in OCI	99	12,228	56,201	68,528

Net impairment losses recognized in earnings	$(5,881)	$(1,251)	$(12,454)	$(19,586)

	Six Months Ended June 30,
	Alt-A	Pooled
	Mortgage-	Trust-	Private
(in thousands)	backed	Preferred	Label CMO	Total
2010
Total OTTI recoveries (losses) (unrealized and realized)	$(4,177)	$2,352	$(1,382)	$(3,207)
Unrealized OTTI recognized in OCI	2,975	(5,567)	(3,486)	(6,078)

Net impairment losses recognized in earnings	$(1,202)	$(3,215)	$(4,868)	$(9,285)

2009 (1)
Total OTTI recoveries (losses) (unrealized and realized)	$(5,980)	$(13,479)	$(68,655)	$(88,114)
Unrealized OTTI recognized in OCI	99	12,228	56,201	68,528

Net impairment losses recognized in earnings	$(5,881)	$(1,251)	$(12,454)	$(19,586)

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009. Amount represents from the period of adoption through June 30, 2009.
The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	Alt-A	Pooled
	Mortgage-	Trust-	Private
(in thousands)	backed	Preferred	Label CMO	Total
2010
Balance, beginning of period	$10,120	$90,925	$25,302	$126,347
Credit losses not previous recognized	—	—	786	786
Change in expected cash flows	(1,082)	(3,588)	(4,843)	(9,513)
Additional credit losses	123	587	—	710

Balance, end of period	$9,161	$87,924	$21,245	$118,330

2009
Balance, beginning of period	$—	$—	$—	$—
Credit losses not previous recognized	5,881	1,251	12,454	19,586
Change in expected cash flows	—	—	—	—
Additional credit losses	—	—	—	—

Balance, end of period	$5,881	$1,251	$12,454	$19,586

	Six Months Ended June 30,
	Alt-A	Pooled
(in thousands)	Mortgage- backed	Trust- Preferred	Private Label CMO	Total
2010
Balance, beginning of period	$6,186	$93,491	$24,731	$124,408
Credit losses not previous recognized	3,972	—	4,937	8,909
Change in expected cash flows	(1,316)	(7,564)	(8,780)	(17,660)
Additional credit losses	319	1,997	357	2,673

Balance, end of period	$9,161	$87,924	$21,245	$118,330

2009 (1)
Balance, beginning of period	$—	$—	$—	$—
Credit losses not previous recognized	5,881	1,251	12,454	19,586
Change in expected cash flows	—	—	—	—
Additional credit losses	—	—	—	—

Balance, end of period	$5,881	$1,251	$12,454	$19,586

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009. Amount represents from the period of adoption through June 30, 2009.
The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities that are backed by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at June 30, 2010.
As of June 30, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional other-than-temporary impairment is required.
5. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
For the three months ended June 30, 2010, and 2009, Huntington sold $0.8 billion, and $1.2 billion of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $18.7 million, and $27.1 million, respectively, recorded in other non-interest income. During the six months ended June 30, 2010, and 2009, sales of residential mortgage loans with servicing retained were $1.5 billion, and $2.7 billion, respectively, resulting in net pre-tax gains of $33.4 million, and $55.5 million, respectively.
A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.
At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio. At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if the Company will engage in actively hedging the asset or recorded using the amortization method if no active hedging will be performed. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value or amortized cost of MSRs carried under the fair value method during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
Fair Value Method	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Fair value, beginning of period	$162,106	$167,838	$176,427	$167,438
New servicing assets created	—	—	—	23,074
Change in fair value during the period due to:
Time decay (1)	(1,536)	(1,705)	(3,208)	(3,328)
Payoffs (2)	(6,800)	(12,646)	(13,677)	(23,308)
Changes in valuation inputs or assumptions (3)	(21,365)	46,551	(27,137)	36,162
Other changes	—	(3,106)	—	(3,106)

Fair value, end of period	$132,405	$196,932	$132,405	$196,932

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

	Three Months Ended		Six Months Ended
Amortization Method	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Carrying value, beginning of year	$45,446	$—	$38,165	$—
New servicing assets created	7,944	22,444	16,741	22,444
Impairment charge	(4,856)	—	(4,856)	—
Amortization and other	(1,801)	(94)	(3,317)	(94)

Carrying value, end of period	$46,733	$22,350	$46,733	$22,350

Fair value, end of period	$47,565	$23,840	$47,565	$23,840

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
A summary of key assumptions and the sensitivity of the MSR value at June 30, 2010 to changes in these assumptions follows:

			Decline in fair value due to
			10%	20%
			adverse	adverse
(in thousands)	Actual		change	change
Constant pre-payment rate	14.02%		$(7,120)	$(13,132)
Spread over forward interest rate swap rates	479	bps	(2,629)	(5,259)
MSR values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. The Company hedges against changes in MSR fair value attributable to changes in interest rates through a combination of derivative instruments and trading securities.
Total servicing fees included in mortgage banking income amounted to $12.2 million, and $12.0 million for the three months ended June 30, 2010, and 2009, respectively. For the six months ended June 30, 2010, and 2009, servicing fees totaled $24.6 million and $23.9 million, respectively.

Automobile Loans and Leases
With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans on January 1, 2010. Total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded. (See Note 15 for more information on the consolidation of the trust).
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
Changes in the carrying value of automobile loan servicing rights for the three and six months ended June 30, 2010 and 2009, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Carrying value, beginning of period	$499	$20,051	$12,912	$1,656
New servicing assets created	—	—	—	19,538
Amortization and other (1)	(126)	(2,628)	(12,539)	(3,771)

Carrying value, end of period	$373	$17,423	$373	$17,423

Fair value, end of period	$631	$18,401	$631	$18,401

(1)	The six months ended June 30, 2010, included a $12.3 million reduction related to the consolidation of the VIE as noted above.
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $0.8 million, and $1.6 million for the three months ended June 30, 2010, and 2009, respectively. For the six months ended June 30, 2010, and 2009, servicing income, net of amortization of capitalized servicing assets, was $1.6 million and $2.8 million, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for the six months ended June 30, 2010, was as follows:

	Retail &
	Business	Commercial	Commercial		Treasury/	Huntington
(in thousands)	Banking	Banking	Real Estate	PFG	Other	Consolidated
Balance, beginning of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268
Other adjustments	—	—	—	—		—

Balance, end of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We concluded that no goodwill impairment was required or existed during the first quarter or second quarter of 2010.

At June 30, 2010, December 31, 2009 and June 30, 2009, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Value

June 30, 2010
Core deposit intangible	$376,846	$(193,989)	$182,857
Customer relationship	104,574	(30,386)	74,188
Other	25,164	(23,398)	1,766

Total other intangible assets	$506,584	$(247,773)	$258,811

December 31, 2009
Core deposit intangible	$376,846	$(168,651)	$208,195
Customer relationship	104,574	(26,000)	78,574
Other	26,465	(24,136)	2,329

Total other intangible assets	$507,885	$(218,787)	$289,098

June 30, 2009
Core deposit intangible	$373,300	$(139,826)	$233,474
Customer relationship	104,574	(21,399)	83,175
Other	29,327	(23,509)	5,818

Total other intangible assets	$507,201	$(184,734)	$322,467

The estimated amortization expense of other intangible assets for the remainder of 2010 and the next five years is as follows:

Amortization
(in thousands)	Expense

2010	$30,237
2011	53,289
2012	46,075
2013	40,511
2014	35,858
2015	19,756

7. OTHER LONG-TERM DEBT AND SUBORDINATED NOTES
The following table summarizes the changes in other long-term debt and subordinated notes during the six months ended June 30, 2010 and 2009:

	Other		Subordinated
(in thousands)	Long-term Debt		Notes

Balance, January 1, 2010	$2,369,491		$1,264,202
Notes payable from consolidation of variable interest entities (VIE)	634,125	(1)	—
Redemptions/maturities	(415,484)		(83,870)
Amortization of issued discount	(2,213)		(357)
Fair value changes related to hedging	2,668		15,235
Other	(18,653)		—

Balance, June 30, 2010	$2,569,934		$1,195,210

Balance, January 1, 2009	$2,331,632		$1,950,097
Issuances	600,000	(2)	—
Redemptions/maturities	(519,542	)(2)	(208,315	)(3)
Amortization of issued discount	—		109
Fair value changes related to hedging	(4,326)		(69,004)
Franklin 2009 Trust liability	95,833	(4)
Other	4,547		—

Balance, June 30, 2009	$2,508,144		$1,672,887

(1)	With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans and related notes payable on January 1, 2010.

(2)	In the 2009 first quarter, the Bank issued $600 million of guaranteed other long-term debt through the Temporary Liquidity Guarantee Program (TLGP) with the FDIC. The majority of the resulting proceeds were used to satisfy unsecured other long-term debt maturities in 2009.

(3)	During the second quarter of 2009, Huntington redeemed $166.3 million junior subordinated notes associated with outstanding trust preferred securities, for an aggregate of $96.2 million, resulting in a net pre-tax gain of $67.4 million. This was reflected as a debt extinguishment in the condensed consolidated financial statements.

(4)	Franklin 2009 Trust liability was a result of the consolidation of Franklin 2009 Trust on March 31, 2009. See Note 3 for more information regarding the Franklin relationship.
The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 14 for more information regarding such financial instruments.

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s other comprehensive income for the three months and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended
	June 30, 2010
		Tax
		(expense)
(in thousands)	Pretax	Benefit	After-tax
Non-credit-related impairment recoveries on debt securities not expected to be sold	$8,017	$(2,806)	$5,211
Unrealized holding gains (losses) on debt securities available for sale arising during the period	70,354	(24,897)	45,457
Less: Reclassification adjustment for net losses (gains) losses included in net income	(156)	55	(101)

Net change in unrealized holding gains (losses) on debt securities available for sale	78,215	(27,648)	50,567

Unrealized holding gains (losses) on equity securities available for sale arising during the period	(206)	72	(134)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	(206)	72	(134)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(3,883)	1,359	(2,524)

Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income (loss)	$75,920	$(26,845)	$49,075

	Three Months Ended
	June 30, 2009
		Tax
		(expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)

Non-credit-related impairment losses on debt securities not expected to be sold	(68,528)	$23,985	$(44,543)
Unrealized holding (losses) gains on debt securities available for sale arising during the period	118,702	$(41,642)	$77,060
Less: Reclassification adjustment for net losses (gains) losses included in net income	7,340	(2,569)	4,771

Net change in unrealized holding (losses) gains on debt securities available for sale	57,514	(20,226)	37,288

Unrealized holding (losses) gains on equity securities available for sale arising during the period	309	(108)	201
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	309	(108)	201

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(45,173)	15,811	(29,362)

Change in pension and post-retirement benefit plan assets and liabilities	2,273	(795)	1,478

Total other comprehensive (loss) income	$9,475	$(3,411)	$6,064

	Six Months Ended
	June 30, 2010
		Tax
		(expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)

Non-credit-related impairment recoveries on debt securities not expected to be sold	6,078	(2,127)	3,951
Unrealized holding gains (losses) on debt securities available for sale arising during the period	108,281	(38,301)	69,980
Less: Reclassification adjustment for net losses (gains) losses included in net income	(125)	44	(81)

Net change in unrealized holding gains (losses) on debt securities available for sale	114,234	(40,384)	73,850

Unrealized holding gains (losses) on equity securities available for sale arising during the period	(185)	65	(120)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	(185)	65	(120)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	1,190	(416)	774

Change in pension and post-retirement benefit plan assets and liabilities	3,588	(1,256)	2,332

Total other comprehensive income (loss)	$112,462	$(39,875)	$72,587

	Six Months Ended
	June 30, 2009
		Tax
		(expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)

Non-credit-related impairment losses on debt securities not expected to be sold	(68,528)	23,985	(44,543)
Unrealized holding (losses) gains on debt securities available for sale arising during the period	193,405	(68,029)	125,376
Less: Reclassification adjustment for net losses (gains) losses included in net income	5,273	(1,846)	3,427

Net change in unrealized holding (losses) gains on debt securities available for sale	130,150	(45,890)	84,260

Unrealized holding (losses) gains on equity securities available for sale arising during the period	(135)	48	(87)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	(135)	48	(87)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(46,799)	16,380	(30,419)

Change in pension and post-retirement benefit plan assets and liabilities	4,547	(1,592)	2,955

Total other comprehensive (loss) income	$82,315	$(29,147)	$53,168

Activity in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2010 and 2009, were as follows:

				Accumulated
			Unrealized	Unrealized
	Unrealized	Unrealized	gains and	Losses for
	gains and	gains and	losses on	Pension and
	losses on	losses on	cash flow	Other Post-
	debt	equity	hedging	retirement
(in thousands)	securities	securities	derivatives	obligations	Total
Balance, December 31, 2008	$(207,427)	$(329)	$44,638	$(163,575)	$(326,693)
Cumulative effect of change in accounting principle for OTTI debt securities	(3,541)	—	—	—	(3,541)
Period change	84,260	(87)	(30,419)	2,955	56,709

Balance, June 30, 2009	(126,708)	(416)	14,219	(160,620)	(273,525)

Balance, December 31, 2009	(103,060)	(322)	58,865	(112,468)	(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	73,850	(120)	774	2,332	76,836

Balance, June 30, 2010	$(33,459)	$(442)	$59,639	$(110,136)	$(84,398)

9. SHAREHOLDERS’ EQUITY
Change in Shares Authorized
During the second quarter of 2010, Huntington amended its charter to, among other things, increase the number of authorized shares of common stock from 1.0 billion shares to 1.5 billion shares.
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
Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at June 30, 2010). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.
Troubled Asset Relief Program (TARP)
In 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of Huntington’s 5.00% Series B Non-voting Cumulative Preferred Stock, par value $0.01 per share with a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The resulting discount on the preferred stock is amortized against retained earnings and is reflected as “Dividends on preferred shares”, resulting in additional dilution to Huntington’s earnings per share. The warrants are immediately exercisable, in whole or in part, over a term of 10 years. The warrants are included in Huntington’s diluted average common shares outstanding using the treasury stock method. Both the preferred securities and warrants were accounted for as additions to Huntington’s regulatory Tier 1 and Total capital.

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
A company that participates in the TARP must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. As of June 30, 2010, Huntington is in compliance with all TARP standards, restrictions, and dividend payments.
Share Repurchase Program
As a condition to participate in the TARP, Huntington may not repurchase any additional shares without prior approval from the Department of Treasury. Huntington did not repurchase any shares for the three months ended June 30, 2010. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program).
10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is the amount of earnings (loss) (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 9). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings (loss) per share, net income (loss) available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted earnings (loss) per share for each of the three months and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Basic earnings (loss) per common share
Net income (loss)	$48,764	$(125,095)	$88,501	$(2,558,302)
Preferred stock dividends and amortization of discount	(29,426)	(57,451)	(58,783)	(116,244)

Net income (loss) available to common shareholders	$19,338	$(182,546)	$29,718	$(2,674,546)
Average common shares issued and outstanding	716,580	459,246	716,450	413,083
Basic earnings (loss) per common share	$0.03	$(0.40)	$0.04	$(6.47)

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$19,338	$(182,546)	$29,718	$(2,674,546)

Net income (loss) applicable to diluted earnings per share	$19,338	$(182,546)	$29,718	$(2,674,546)
Average common shares issued and outstanding	716,580	459,246	716,450	413,083
Dilutive potential common shares:
Stock options and restricted stock units	1,957	—	1,685	—
Shares held in deferred compensation plans	850	—	855	—

Dilutive potential common shares:	2,807	—	2,540	—

Total diluted average common shares issued and outstanding	719,387	459,246	718,990	413,083
Diluted earnings (loss) per common share	$0.03	$(0.40)	$0.04	$(6.47)

Due to the loss attributable to common shareholders for the three months and six months ended 2009, no potentially dilutive shares are included in loss per share calculations for those periods as including such shares in the calculation would reduce the reported loss per share. Approximately 19.2 million, and 23.3 million options to purchase shares of common stock outstanding at the end of June 30, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $19.22 per share, and $18.62 per share at the end of each respective period.
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
Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three months and six months ended June 30, 2010, and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Assumptions
Risk-free interest rate	2.83%	2.63%	2.90%	2.03%
Expected dividend yield	0.69	1.20	0.81	0.84
Expected volatility of Huntington’s common stock	60.0	35.0	60.0	35.0
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$3.19	$1.18	$2.76	$1.66
The following table illustrates total share-based compensation expense and related tax benefit for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Share-based compensation expense	$3,676	$(183)	$6,609	$2,640
Tax (expense) benefit	1,287	(64)	2,313	924
As a result of increased employee turnover, during the 2009 second quarter Huntington updated its forfeiture rate assumption and adjusted share-based compensation expense to account for the higher forfeiture rate. This resulted in a reduction to share-based compensation expense of $2.8 million.

Huntington’s stock option activity and related information for the six months ended June 30, 2010, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2010	23,722	$17.21
Granted	590	5.11
Exercised	—	—
Forfeited/expired	(1,742)	15.75

Outstanding at June 30, 2010	22,570	$17.00	2.9	$4,136

Vested and expected to vest at June 30, 2010 (1)	21,407	$17.66	2.7	$3,024

Exercisable at June 30, 2010	17,950	$19.74	2.1	$144

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. There were no exercises of stock options for the three months and six months ended June 30, 2010 or 2009.
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
The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of June 30, 2010, and activity for the six months ended June 30, 2010:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2010	2,717	$7.50	174	$3.45
Granted	239	5.64	188	5.64
Released	(23)	12.66	(51)	4.00
Forfeited	(73)	8.52	—	—

Nonvested at June 30, 2010	2,860	$7.28	311	$4.69

(1)	Includes restricted stock awards granted under the Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the pay date and not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met.
The weighted-average grant date fair value of nonvested shares granted for the six months ended June 30, 2010, and 2009, were $5.64, and $2.52, respectively. The total fair value of awards vested during the six months ended June 30, 2010 and 2009, was $0.3 million, and $0.2 million, respectively. As of June 30, 2010, the total unrecognized compensation cost related to nonvested awards was $7.0 million with a weighted-average expense recognition period of 1.36 years.
Of the remaining 47.7 million shares of common stock authorized for issuance at June 30, 2010, 25.8 million were outstanding and 21.9 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At June 30, 2010, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2010.

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
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$5,051	$6,154	$—	$465
Interest cost	7,217	7,056	433	895
Expected return on plan assets	(10,528)	(10,551)	—	—
Amortization of transition asset	2	1	—	276
Amortization of prior service cost	(1,442)	120	(338)	95
Amortization of gains	3,747	—	(176)	(231)
Settlements	1,725	1,725	—	—
Recognized net actuarial loss (gain)	—	1,874	—	—

Benefit expense	$5,772	$6,379	$(81)	$1,500

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$10,102	$12,309	$—	$930
Interest cost	14,434	14,111	866	1,791
Expected return on plan assets	(21,056)	(21,102)	—	—
Amortization of transition asset	4	2	—	552
Amortization of prior service cost	(2,884)	241	(676)	189
Amortization of gains	7,494	—	(351)	(462)
Settlements	3,450	3,450	—	—
Recognized net actuarial loss (gain)	—	3,748	—	—

Benefit expense	$11,544	$12,759	$(161)	$3,000

There is no required minimum contribution for 2010 to the Retirement Plan.

The Huntington National Bank, as trustee, held all Plan assets at June 30, 2010, and December 31, 2009. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(in thousands)	June 30, 2010		December 31, 2009
Cash equivalents:
Huntington funds — money market	$2,736	1%	$11,304	2%
Other	26	—	2,777	1
Fixed income:
Huntington funds — fixed income funds	132,883	31	125,323	28
Corporate obligations	1,084	—	1,315	—
U.S. Government Agencies	1,013	—	497	—
Equities:
Huntington funds — equity funds	266,183	63	256,222	57
Huntington funds — equity mutual funds	—	—	31,852	7
Other — equity mutual funds	—	—	122	—
Huntington common stock	21,756	5	14,347	3
Other common stock	—	—	10,355	2

Fair value of plan assets	$425,681	100%	$454,114	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at June 30, 2010 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At June 30, 2010, Plan assets were invested 68% in equity investments and 32% in bonds, with an average duration of 3.1 years on bond investments. Although it may fluctuate with market conditions, management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
Huntington also sponsors other nonqualified retirement plans, the most significant being the Supplemental Executive Retirement Plan (SERP) and the Supplemental Retirement Income Plan (SRIP). The SERP provides certain former officers and directors, and the SRIP provides certain current officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively. For the respective six-month periods, the cost was $1.6 million and $1.8 million.
Huntington has a defined contribution plan that is available to eligible employees. In the first quarter of 2009, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the plan. Effective May 1, 2010, Huntington reinstated the employer matching contribution to the defined contribution plan. The cost of providing the plan for the second quarter of 2010 was $2.1 million. For the six months ended June 30, 2010 and 2009, the cost of providing the plan was $2.1 million and $3.1 million, respectively.
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

1010

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Financial Instrument	Hierarchy	Valuation methodology

Mortgage loans held-for-sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held-for-sale are estimated using security prices for similar product types. At June 30, 2010, mortgage loans held for sale had an aggregate fair value of $404.8 million and an aggregate outstanding principal balance of $385.9 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $34.5 million and $55.4 million for the six months ended June 30, 2010 and 2009, respectively.

Investment Securities & Trading Account Securities(1)	Level 1	Consist of U.S. Treasury and other federal agency securities, and money market mutual funds which generally have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed securities and municipal securities for which an active market is not available. Third-party pricing services provide a fair value estimate based upon trades of similar financial instruments.

	Level 3	Consist of asset-backed securities, pooled trust-preferred securities, certain private label CMOs, and variable rate demand notes for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Automobile loans(2)	Level 1	Consists of certain automobile loan receivables measured at fair value based on interest rates available from similarly traded securities.

	Level 3	Consists of certain automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivable included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads.

Financial Instrument	Hierarchy	Valuation methodology

Mortgage Servicing Rights (MSRs)(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is based upon the final month-end valuation, which utilizes the month-end curve and prepayment assumptions. Based on updated market data and trends, the prepayment assumptions were lowered during the second quarter of 2010.

Derivatives(4)	Level 1	Consist of exchange traded contracts and forward commitments to deliver mortgage-backed securities which have quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters.

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Securitization trust notes payable(4)	Level 1	Consists of certain notes payable related to the automobile loans measured at fair value. The notes payable are valued based upon Level 1 prices because they are actively traded in the market.

(1)	Refer to Note 4 for additional information.

(2)	Refer to Note 5 for additional information.

(3)	Refer to Note 14 for additional information.

(4)	Refer to Note 2, 5, and 14 for additional information.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2010, December 31, 2009 and June 30, 2009 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2010
Assets
Mortgage loans held for sale	$—	$404,817	$—	$—	$404,817
Trading account securities	64,285	42,573	—	—	106,858
Investment securities	2,164,981	5,458,143	875,679	—	8,498,803
Automobile loans	470,825	—	186,388	—	657,213
Mortgage servicing rights	—	—	132,405	—	132,405
Derivative assets	1,663	454,249	8,469	(84,912)	379,469
Liabilities
Securitization trust notes payable	494,512	—	—	—	494,512
Derivative liabilities	13,682	265,499	1,977	—	281,158

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2009
Assets
Mortgage loans held for sale	$—	$459,719	$—	$—	$459,719
Trading account securities	56,009	27,648	—	—	83,657
Investment securities	3,111,845	4,203,497	895,932	—	8,211,274
Mortgage servicing rights	—	—	176,427	—	176,427
Derivative assets	7,711	341,676	995	(62,626)	287,756
Equity investments	—	—	25,872	—	25,872
Liabilities
Derivative liabilities	119	233,597	5,231	—	238,947

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2009
Assets
Mortgage loans held for sale	$—	$545,119	$—	$—	$545,119
Trading account securities	58,763	37,157	—	—	95,920
Investment securities	2,377,767	2,032,372	1,096,793	—	5,506,932
Mortgage servicing rights	—	—	196,932	—	196,932
Derivative assets	7,920	337,491	3,180	(115,701)	232,890
Equity investments	—	—	28,462	—	28,462
Liabilities
Derivative liabilities	1,744	236,069	7,717	(87,887)	157,643

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
The tables below present a rollforward of the balance sheet amounts for the three months and six months ended June 30, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$162,106	$(833)	$113,698	$105,381	$462,731	$318,597	$183,845	$—
Total gains/losses:
Included in earnings	(29,701)	5,547	(313)	(132)	(1,742)	—	4,845	—
Included in OCI	—	—	2,611	1,776	14,277	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(793)	—	(57,394)	—	—	—
Repayments	—	—	—	—	—	—	(2,302)	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	1,778	(2,973)	(315)	(23,261)	(56,469)	—	—

Balance, end of period	$132,405	$6,492	$112,230	$106,710	$394,611	$262,128	$186,388	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(29,701)	$5,330	$2,298	$1,644	$12,535	$—	$4,845	$—

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$167,838	$9,515	$355,729	$130,497	$511,949	$257,586	$—	$32,480
Total gains/losses:
Included in earnings	32,200	(5,843)	(974)	(12,422)	(622)	1,298	—	1,389
Included in OCI	—	—	(2,727)	12,296	45,077	3,152	—	—
Purchases	—	—	—	—	5,448	—	—	250
Sales	—	—	(72,092)	—	—	(78,675)	—	—
Repayments	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	(3,106)	(1,109)	(5,871)	(1,507)	(51,349)	—	—	(5,657)

Balance, end of period	$196,932	$2,563	$274,065	$128,864	$510,503	$183,361	$—	$28,462

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$32,200	$(6,952)	$(3,701)	$126	$44,455	$4,450	$—	$1,389

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$176,427	$(4,236)	$116,934	$106,091	$477,319	$195,588	$—	$25,872
Total gains/losses:
Included in earnings	(44,022)	8,939	(912)	(3,583)	(3,832)	—	10,104	—
Included in OCI	—	—	4,057	4,517	24,967	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(2,631)	—	(57,394)	—	—	—
Repayments	—	—	—	—	—	—	(3,735)	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	1,789	(5,218)	(315)	(46,449)	(73,024)	—	—
Transfers in/out of Level 3 (1)	—	—	—	—	—	139,564	180,019	(25,872)

Balance, end of period	$132,405	$6,492	$112,230	$106,710	$394,611	$262,128	$186,388	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(44,022)	$8,733	$3,145	$934	$21,135	$—	$10,104	$—

(1)	Transfers in/out of other investment securities includes the addition of $323.6 million relating to municipal securities, a transfer out of $184.0 million related to the consolidation of the 2009 Trust (see Notes 5 and 15), a transfer in of $180.0 of loans related to the 2009 Trust, and a transfer out of $25.9 million related to Equity Investments no longer valued under the fair value guidance of ASC 820.

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$167,438	$8,132	$322,421	$141,606	$523,515	$—	$—	$36,893
Total gains/losses:
Included in earnings	30,212	(3,875)	1,992	(14,816)	103	1,298	—	69
Included in OCI	—	—	34,141	3,610	58,396	2,323	—	—
Purchases	—	—	—	—	5,448	258,415	—	1,017
Sales	—	—	(72,092)	—	—	(78,675)	—	—
Repayments	—	—	—	—	—	—	—	—
Issuances	2,388	—	—	—	—	—	—	—
Settlements	(3,106)	(1,694)	(12,397)	(1,536)	(76,959)	—	—	(9,517)

Balance, end of period	$196,932	$2,563	$274,065	$128,864	$510,503	$183,361	$—	$28,462

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$30,212	$(5,843)	$36,133	$(11,206)	$58,499	$3,621	$—	$1,389

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three months and six months ended June 30, 2010 and 2009.

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(29,701)	$5,547	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(560)	—	(2,264)	—	—	—
Interest and fee income	—	—	247	(132)	522	—	(3,180)	—
Noninterest income	—	—	—	—	—	—	8,025	—

Total	$(29,701)	$5,547	$(313)	$(132)	$(1,742)	$—	$4,845	$—

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$32,200	$(5,843)	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(5,881)	(12,455)	(1,251)	—	—	—
Interest and fee income	—	—	4,907	33	629	1,298	—	—
Noninterest income	—	—	—	—	—	—	—	1,389

Total	$32,200	$(5,843)	$(974)	$(12,422)	$(622)	$1,298	$—	$1,389

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(44,022)	$8,939	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(1,202)	(3,215)	(4,868)	—	—	—
Interest and fee income	—	—	290	(368)	1,036	—	(4,400)	—
Noninterest income	—	—	—	—	—	—	14,504	—

Total	$(44,022)	$8,939	$(912)	$(3,583)	$(3,832)	$—	$10,104	$—

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$30,212	$(3,875)	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(7,386)	(14,887)	(1,251)	—	—	—
Interest and fee income	—	—	9,378	71	1,354	1,298	—	—
Noninterest income	—	—	—	—	—	—	—	69

Total	$30,212	$(3,875)	$1,992	$(14,816)	$103	$1,298	$—	$69

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
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. Huntington considers these fair values a Level 3 input in the valuation hierarchy. During the six months ended June 30, 2010 and 2009, Huntington identified $29.3 million, and $198.1 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value. For the six months ended June 30, 2010 and 2009, nonrecurring fair value impairment of $8.8 million and $93.7 million, respectively, were recorded within the provision for credit losses.
Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. At June 30, 2010 and 2009, Huntington had $139.1 million and $172.9 million, respectively of OREO assets at fair value. For the three months ended June 30, 2010 and 2009, losses of $1.2 million and $1.1 million were recorded within noninterest expense. Losses recorded within noninterest expense for the six months ended June 30, 2010 and 2009 totaled $3.3 million and $28.2 million, respectively.
At the end of 2010 second quarter, $398 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323 million were transferred into loans held for sale. Reflecting the transfer, these loans were marked to lower of cost or fair value, which resulted in 2010 second quarter charge-offs of $75.5 million ($60.8 million related to residential mortgages and $14.7 million related to home equity loans), and the provision for credit losses was increased by $75.5 million.
Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2010, December 31, 2009, and June 30, 2009 are presented in the following table:

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$1,415,244	$1,415,244	$1,840,719	$1,840,719	$2,475,686	$2,475,686
Trading account securities	106,858	106,858	83,657	83,657	95,920	95,920
Loans held for sale	777,843	777,843	461,647	461,647	559,017	559,017
Investment securities	8,803,718	8,803,718	8,587,914	8,587,914	5,934,704	5,934,704
Net loans and direct financing leases	35,567,535	34,048,771	35,308,184	32,598,423	37,577,209	32,524,867
Derivatives	379,469	379,469	287,756	287,756	232,764	232,764

Financial Liabilities:
Deposits	(39,848,507)	(40,110,589)	(40,493,927)	(40,753,365)	(39,165,132)	(39,513,808)
Short-term borrowings	(1,093,218)	(1,085,958)	(876,241)	(857,254)	(862,056)	(838,324)
Federal Home Loan Bank advances	(599,798)	(599,798)	(168,977)	(168,977)	(926,937)	(926,937)
Other long term debt	(2,569,934)	(2,562,062)	(2,369,491)	(2,332,300)	(2,508,144)	(2,380,252)
Subordinated notes	(1,195,210)	(1,008,921)	(1,264,202)	(989,989)	(1,672,887)	(1,222,059)
Derivatives	(281,158)	(281,158)	(238,947)	(238,947)	(160,202)	(160,202)
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
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded as either other assets or other liabilities, respectively and measured at fair value.
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At June 30, 2010, December 31, 2009 and June 30, 2009, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $42.8 million, $20.3 million and $42.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At June 30, 2010, Huntington pledged $246.1 million of investment securities and cash collateral to various counterparties, while various other counterparties pledged $96.4 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would be required to provide $1.0 million of additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2010, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$6,960,000	$6,960,000
Deposits	1,074,025	—	1,074,025
Subordinated notes	298,000	—	298,000
Other long-term debt	35,000	—	35,000

Total notional value at June 30, 2010	$1,407,025	$6,960,000	$8,367,025

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2010:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps — receive fixed — generic	$6,960,000	1.6	$59,511	1.51%	0.66%
Liability conversion swaps — receive fixed — generic	1,407,025	2.6	59,972	2.22	0.46

Total swap portfolio	$8,367,025	1.8	$119,483	1.63%	0.63%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase/(decrease) to net interest income of $48.4 million, and $42.2 million for the three months ended June 30, 2010, and 2009, respectively. For the six months ended June 30, 2010 and 2009, the net amounts resulted in an increase/(decrease) to net interest income of $106.4 million and $73.4 million, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.0 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.0 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s class B Visa shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of class B shares resulting from the Visa litigation. At June 30, 2010, the fair value of the swap liability of $1.9 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa litigation losses.

The following table presents the fair values at June 30, 2010, December 31, 2009 and June 30, 2009 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$119,483	$85,984	$87,069
Interest rate contracts not designated as hedging instruments	334,766	255,692	284,902
Foreign exchange contracts not designated as hedging instruments	1,554	—	—

Total contracts	$455,803	$341,676	$371,971

Liability derivatives included in accrued expenses and other liabilities

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$—	$3,464	$8,711
Interest rate contracts not designated as hedging instruments	267,397	234,026	268,939

Total contracts	$267,397	$237,490	$277,650

Fair value hedges are purchased to convert deposits and subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the increase or (decrease) to interest expense for the three months and six months ended June 30, 2010 and 2009 for derivatives designated as fair value hedges:

Derivatives in fair value		Three Months Ended		Six Months Ended
hedging relationships	Location of change in fair value	June 30,		June 30,
(in thousands)	recognized in earnings on derivative	2010	2009	2010	2009
Interest Rate Contracts
Deposits	Interest expense — deposits	$(861)	$(757)	$(1,600)	$(1,103)
Subordinated notes	Interest expense — subordinated notes and other long term debt	(3,967)	(7,305)	(8,290)	(13,651)
Other long term debt	Interest expense — subordinated notes and other long term debt	(371)	350	(631)	836

Total		$(5,199)	$(7,712)	$(10,521)	$(13,918)

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

The following table presents the gains and (losses) recognized in other comprehensive income (loss) (OCI) and the location in the consolidated statements of income of gains and (losses) reclassified from OCI into earnings for the six months ended June 30, 2010 and 2009 for derivatives designated as effective cash flow hedges:

				Amount of gain or
	Amount of gain or			(loss) reclassified
Derivatives in cash	(loss) recognized in			from accumulated
flow hedging	OCI on derivatives		Location of gain or (loss) reclassified from accumulated	OCI into earnings
relationships	(effective portion)		OCI into earnings (effective portion)	(effective portion)
(in thousands)	2010	2009		2010	2009
Interest rate contracts
Loans	$47,434	$(41,450)	Interest and fee income - loans and leases	$(73,381)	$9,512
FHLB Advances	—	1,338	Interest expense - other borrowings	2,216	3,744
Deposits	—	253	Interest expense - deposits	—	3,139
Subordinated notes	—	92	Interest expense - other borrowings	(837)	(1,550)
Other long term debt	—	—	Interest expense - other borrowings	—	(247)

Total	$47,434	$(39,767)		$(72,002)	$14,598

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as fair value and cash flow hedges for the three months and six months ended June 30, 2010, and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Derivatives in fair value hedging relationships
Interest rate contracts
Deposits	$413	$62	$569	$403
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	(293)	(2,670)	574	(2,179)
FHLB Advances	—	—	—	(792)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at June 30, 2010, December 31, 2009, and June 30, 2009 were $43.5 million, $45.1 million and $50.4 million, respectively. Changes in fair value of $3.7 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and $6.4 million and $6.4 million for the six months ended June 30, 2010 and 2009, respectively, were reflected in other noninterest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.5 billion, $9.6 billion and $9.8 billion at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $334.8 million, $255.7 million and $284.9 million at the same dates, respectively.

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

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
Derivative assets:
Interest rate lock agreements	$8,469	$995	$3,180
Forward trades and options	109	7,711	7,920

Total derivative assets	8,578	8,706	11,100

Derivative liabilities:
Interest rate lock agreements	(79)	(1,338)	(617)
Forward trades and options	(13,682)	(119)	(1,744)

Total derivative liabilities	(13,761)	(1,457)	(2,361)

Net derivative liability	$(5,183)	$7,249	$8,739

The total notional value of these derivative financial instruments at June 30, 2010, December 31, 2009 and June 30, 2009, was $3.1 billion, $3.7 billion, $4.8 billion, respectively. The total notional amount at June 30, 2010 corresponds to trading assets with a fair value of $26.7 million and trading liabilities with a fair value of $0.2 million. Total MSR hedging gains and (losses) for the three months ended June 30, 2010, and 2009, were $46.3 million, and ($50.2 million), respectively, and $58.2 million, and ($40.9 million) for the six months ended June 30, 2010, and 2009, respectively. Included in total MSR hedging gains and losses for the three months ended June 30, 2010, and 2009 were gains and (losses) related to derivative instruments of $46.1 million, and ($50.4 million), respectively, and $57.6 million, and ($43.7 million) for the six months ended June 30, 2010, and 2009, respectively. These amounts are included in mortgage banking income in the condensed consolidated statements of income.
15. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Consolidated variable interest entities at June 30, 2010 consist of the Franklin 2009 Trust (See Note 3) and certain loan securitization trusts. Loan securitizations include auto loan and lease securitization trusts formed in 2009, 2008, 2006, and 2000. Huntington has determined that the trusts are variable interest entities (VIEs). Through Huntington’s continuing involvement in the trusts (including ownership of beneficial interests and certain servicing or collateral management activities), Huntington is the primary beneficiary.
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

The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	June 30, 2010
	Franklin
(in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
Assets
Cash	$—	$26,903	$25,914	$225,637	$1,483	$279,937
Loans and leases	—	657,213	406,835	1,238,492	—	2,302,540
Allowance for loan and lease losses	—	—	(3,377)	(10,279)	—	(13,656)

Net loans and leases	—	657,213	403,458	1,228,213	—	2,288,884
Loans held for sale	323,411	—	—	—	—	323,411
Accrued income and other assets	24,515	2,846	2,107	5,506	—	34,974

Total assets	$347,926	$686,962	$431,479	$1,459,356	$1,483	$2,927,206

Liabilities
Other long-term debt	$57,482	$494,512	$265,280	$1,063,004	$—	$1,880,278
Accrued interest and other liabilities	10,130	922	540	13,038	—	24,630

Total liabilities	$67,612	$495,434	$265,820	$1,076,042	$—	$1,904,908

The auto loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.
Trust Preferred Securities
Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at June 30, 2010 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(in thousands)	Rate		debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	1.04	%(3)	$138,816	$6,186
Huntington Capital II	1.16	(4)	60,093	3,093
Huntington Capital III	6.69		114,058	10
BancFirst Ohio Trust Preferred	8.54		23,274	619
Sky Financial Capital Trust I	8.52	(5)	64,613	1,856
Sky Financial Capital Trust II	3.24	(6)	30,929	929
Sky Financial Capital Trust III	1.51	(7)	77,647	2,320
Sky Financial Capital Trust IV	1.27	(7)	77,647	2,320
Prospect Trust I	3.55		6,186	186

Total			$593,263	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at June 30, 2010, based on three month LIBOR + 0.70.

(4)	Variable effective rate at June 30, 2010, based on three month LIBOR + 0.625.

(5)	Variable effective rate at June 30, 2010, based on three month LIBOR + 2.95.

(6)	Variable effective rate at June 30, 2010, based on three month LIBOR + 3.25.

(7)	Variable effective rate at June 30, 2010, based on three month LIBOR + 1.40.

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
Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At June 30, 2010, December 31, 2009 and June 30, 2009, Huntington has commitments of $232.9 million, $285.3 million and $231.5 million, respectively of which $222.5 million, $192.7 million and $169.8 million, respectively are funded. The unfunded portion is included in accrued expenses and other liabilities.
On July 8, 2010, Huntington announced it will invest $100 million in Ohio affordable rental housing through 2012. Huntington’s investment is in partnership with the Ohio Capital Corporation for Housing (OCCH). OCCH is a Columbus-based nonprofit corporation that raises and invests private capital in affordable rental housing throughout Ohio.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at June 30, 2010, December 31, 2009 and June 30, 2009, were as follows:

	June 30,	December 31,	June 30,
(in millions)	2010	2009	2009

Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,703	$5,834	$6,232
Consumer	4,936	5,028	4,952
Commercial real estate	773	1,075	1,395
Standby letters of credit	516	577	703
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.1 million, $2.8 million and $2.8 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2010, Huntington had $0.5 billion of standby letters of credit outstanding, of which 71% were collateralized.
Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of June 30, 2010, approximately $78.3 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $374.6 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $63.4 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At June 30, 2010, December 31, 2009 and June 30, 2009, Huntington had commitments to sell residential real estate loans of $735.1 million, $662.9 million and $828.9 million, respectively. These contracts mature in less than one year.
Income Taxes
The Company and its subsidiaries file income tax return in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2005. Various state and other jurisdictions remain open to examination for tax years 2000 and forward.
Both the IRS and state tax officials from Ohio, Kentucky, and Illinois have proposed adjustments to the Company’s previously filed tax returns. Management believes that the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, the Company believes that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes”. At June 30, 2010, the Company had a net unrecognized tax benefit of $19.2 million in income tax reserves related to tax positions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the financial statements as a whole. The company recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the periods ended June 30, 2010 and no amounts accrued at June 30, 2010. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
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

17. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.
Balance Sheets

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009
ASSETS
Cash and cash equivalents (1)	$933,546	$1,376,539	$1,463,068
Due from The Huntington National Bank (2)	954,565	955,695	552,481
Due from non-bank subsidiaries	254,352	273,317	289,443
Investment in The Huntington National Bank	3,304,908	2,821,181	3,012,016
Investment in non-bank subsidiaries	810,228	815,730	865,154
Accrued interest receivable and other assets	164,589	112,557	138,980

Total assets	$6,422,188	$6,355,019	$6,321,142

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$687	$1,291	$1,388
Long-term borrowings	637,434	637,434	637,434
Dividends payable, accrued expenses, and other liabilities	345,631	380,292	461,798

Total liabilities	983,752	1,019,017	1,100,620

Shareholders’ equity (3)	5,438,436	5,336,002	5,220,522

Total liabilities and shareholders’ equity	$6,422,188	$6,355,019	$6,321,142

(1)	Includes restricted cash of $125,000

(2)	Related to subordinated notes described in Note 7.

(3)	See Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.
Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	—	—	18,000	9,250
Interest from
The Huntington National Bank	20,724	11,636	41,740	22,987
Non-bank subsidiaries	2,986	3,860	6,449	8,291
Other	379	67,749	2,076	67,569

Total income	24,089	83,245	68,265	108,097

Expense
Personnel costs	11,981	628	13,018	2,715
Interest on borrowings	5,734	8,527	11,275	17,917
Other	13,212	6,053	25,905	12,527

Total expense	30,927	15,208	50,198	33,159

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(6,838)	68,037	18,067	74,938
Income taxes	(105)	70,829	15,744	19,202

Income before equity in undistributed net income of subsidiaries	(6,733)	(2,792)	2,323	55,736
Increase (decrease) in undistributed net income of:
The Huntington National Bank	60,891	(133,061)	101,058	(2,593,366)
Non-bank subsidiaries	(5,394)	10,758	(14,880)	(20,672)

Net income (loss)	$48,764	$(125,095)	$88,501	$(2,558,302)

Statements of Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Operating activities
Net income (loss)	$88,501	$(2,558,302)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(104,178)	2,614,038
Depreciation and amortization	510	2,950
Other, net	(87,960)	188,997

Net cash (used for) provided by operating activities	(103,127)	247,683

Investing activities
Repayments from subsidiaries	31,572	78,527
Advances to subsidiaries	(307,051)	(333,448)

Net cash used for investing activities	(275,479)	(254,921)

Financing activities
Payment of borrowings	(604)	(99,320)
Dividends paid on preferred stock	(50,358)	(56,905)
Dividends paid on common stock	(14,247)	(43,780)
Proceeds from issuance of common stock	—	548,327
Other, net	822	(72)

Net cash (used for) provided by financing activities	(64,387)	348,250

Change in cash and cash equivalents	(442,993)	341,012
Cash and cash equivalents at beginning of period	1,376,539	1,122,056

Cash and cash equivalents at end of period	$933,546	$1,463,068

Supplemental disclosure:
Interest paid	$11,275	$17,917
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
Retail and Business Banking: This segment provides traditional banking products and services to consumer and small business customers located within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At June 30, 2010, Retail and Business Banking accounted for 39% and 72% of consolidated loans and leases and deposits, respectively.
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
Auto Finance and Dealer Services (AFDS): This segment provides a variety of banking products and services to approximately 2,300 automotive dealerships within the Company’s primary banking markets. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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
The management accounting process used to develop the business segment reporting utilized various estimates and allocation methodologies to measure the performance of the business segments. Huntington utilizes a full-allocation methodology, where all Treasury/Other expenses, except those related to servicing Franklin-related assets, reported “Significant Items” (excluding the goodwill impairment), and a small residual of other unallocated expenses, are allocated to the other five business segments.

Listed below is certain operating basis financial information reconciled to Huntington’s 2010, and 2009 reported results by business segment:
Income Statements

	Three Months Ended June 30,
	Retail &			Former
	Business		Commercial	Regional			Treasury/	Huntington
(in thousands)	Banking	Commercial	Real Estate	Banking	AFDS	PFG	Other	Consolidated

2010
Net interest income	$228,022	$55,361	$41,161	$324,544	$43,885	$23,480	$7,747	$399,656
Provision for credit losses	(48,804)	(12,599)	(58,489)	(119,892)	10,821	(3,744)	(80,591)	(193,406)
Non interest income	145,796	26,885	3,625	176,306	16,502	63,574	13,261	269,643
Non interest expense	(256,108)	(41,251)	(8,339)	(305,698)	(27,443)	(68,717)	(11,952)	(413,810)
Income taxes	(24,117)	(9,939)	7,715	(26,341)	(15,318)	(5,108)	33,448	(13,319)

Operating/reported net income (loss)	$44,789	$18,457	$(14,327)	$48,919	$28,447	$9,485	$(38,087)	$48,764

2009
Net interest income	$223,046	$51,361	$33,945	$308,352	$32,207	$19,609	$(10,269)	$349,899
Provision for credit losses	(107,496)	(63,516)	(231,213)	(402,225)	(13,139)	(8,427)	10,084	(413,707)
Non-Interest income	128,417	21,036	286	149,739	17,154	61,126	37,926	265,945
Non-Interest expense	(221,147)	(36,149)	(7,557)	(264,853)	(27,294)	(56,307)	8,472	(339,982)
Income taxes	(7,986)	9,544	71,588	73,146	(3,125)	(5,600)	(51,671)	12,750

Operating/reported net income (loss)	$14,834	$(17,724)	$(132,951)	$(135,841)	$5,803	$10,401	$(5,458)	$(125,095)

Income Statements

	Six Months Ended June 30,
	Retail &			Former
	Business		Commercial	Regional				Treasury/	Huntington
(in thousands)	Banking	Commercial	Real Estate	Banking		AFDS	PFG	Other	Consolidated

2010
Net interest income	$445,700	$109,851	$79,587	$635,138		$83,301	$46,049	$29,061	$793,549
Provision for credit losses	(121,874)	(53,597)	(178,997)	(354,468)		14,093	4,799	(92,838)	(428,414)
Non interest income	262,151	52,384	4,125	318,660		33,062	129,242	29,531	510,495
Non interest expense	(495,928)	(79,204)	(20,534)	(595,666)		(55,035)	(139,511)	(21,691)	(811,903)
Income taxes	(31,517)	(10,302)	40,537	(1,282)		(26,397)	(14,203)	66,656	24,774

Operating/reported net income (loss)	$58,532	$19,132	$(75,282)	$2,382		$49,024	$26,376	$10,719	$88,501

2009
Net interest income	$456,379	$104,509	$67,322	$628,210		$71,678	$37,781	$(50,265)	$687,404
Provision for credit losses	(194,108)	(115,657)	(332,363)	(642,128)		(57,178)	(17,984)	11,746	(705,544)
Non-Interest income	253,890	45,683	1,370	300,943		27,080	124,719	52,305	505,047
Non-Interest expense, excluding goodwill impairment	(436,564)	(67,226)	(15,563)	(519,353)		(58,566)	(115,435)	(9,453)	(702,807)
Goodwill impairment	—	—	—	(2,573,818	)(1)	—	(28,895)	(4,231)	(2,606,944)
Income taxes	(27,859)	11,442	97,732	81,315		5,945	(65)	177,347	264,542

Operating/reported net income (loss)	$51,738	$(21,249)	$(181,502)	$(2,724,831)		$(11,041)	$121	$177,449	$(2,558,302)

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment. The allocation of this amount to the new business segments was not practical.

	Assets at			Deposits at
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in millions)	2010	2009	2009	2010	2009	2009
Retail & Business Banking	$16,692	$16,565	$18,318	$28,861	$28,877	$27,897
Commercial Banking	7,718	7,767	8,448	6,230	6,031	5,712
Commercial Real Estate	6,311	7,426	6,906	626	535	484
AFDS	6,506	5,142	5,182	99	83	86
PFG	3,358	3,254	3,389	3,046	3,409	2,618
Treasury / Other	11,186	11,401	9,154	987	1,559	2,368

Total	$51,771	$51,555	$51,397	$39,849	$40,494	$39,165

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2009 Form 10-K.
Item 4: Controls and Procedures
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

10.1	* Second amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.2	* Form of Executive Agreement for certain executive officers	Quarterly Report on Form 10-Q for the quarter ended March 30, 2010	001-34073	10.2
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.
101 **
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: August 9, 2010	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: August 9, 2010	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer