Form 10-Q
period 2010-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2010-10-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 717,132,197 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2010.

HUNTINGTON BANCSHARES INCORPORATED
INDEX

PART 1. FINANCIAL INFORMATION
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Huntington Bancshares Incorporated (we or our) is a multi-state diversified regional bank holding company headquartered in Columbus, Ohio. We have more than 144 years of serving the financial needs of our customers. Through our subsidiaries, including our banking subsidiary, The Huntington National Bank (the Bank), we provide full-service commercial and consumer banking services, mortgage banking services, equipment leasing, investment management, trust services, brokerage services, customized insurance service program, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. We also offer retail and commercial financial services online at huntington.com; through our 24-hour telephone bank; and through our network of over 1,300 ATMs. The Auto Finance and Dealer Services (AFDS) group offers automobile loans to consumers and commercial loans to automobile dealers within our six-state banking franchise area. During the quarter, we continued the expansion of our automobile lending operations eastward, complementing our Eastern Pennsylvania operations with expansion into five New England States. Selected financial service activities are also conducted in other states including: Private Financial Group (PFG) offices in Florida, Massachusetts, and New York and Mortgage Banking offices in Maryland and New Jersey. International banking services are available through the headquarters office in Columbus and a limited purpose office located in the Cayman Islands and another in Hong Kong.
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
Our discussion is divided into key segments:
•	Executive Overview — Provides a summary of our current financial performance, financial condition, and/or business condition. This section also provides our outlook regarding our performance for the remainder of the year.
•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items” section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.
•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.
•	Business Segment Discussion - Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.
•	Additional Disclosures - Provides comments on important matters including risk factors, critical accounting policies and use of significant estimates, acquisitions, and other items.
A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW
Summary of 2010 Third Quarter Results
For the quarter, we reported net income of $100.9 million, or $0.10 per common share, compared with $48.8 million, or $0.03 per common share, in the prior quarter (see Table 1). Total revenue for the 2010 third quarter was $679.7 million, up 1% from the prior quarter driven by a $10.4 million, or 3%, increase in fully-taxable equivalent net interest income. However, noninterest expense increased $13.5 million, or 3%, from the prior quarter resulting primarily from continued implementation of our strategic initiatives via investments in people, product expansion, and distribution designed to grow revenues and improve long-term profitability.
Credit quality performance in the current quarter continued to show improvement as nonperforming assets (NPAs) and net charge-offs (NCOs) declined and reserve coverage increased. This improvement reflected the benefits of our focused actions taken in 2009 to address credit-related issues. Compared with the prior quarter, NPAs declined 30%. NCOs were $184.5 million, or an annualized 1.98% of average total loans and leases, down from $279.2 million, or 3.01%, in the 2010 second quarter. While the period end allowance for credit losses (ACL) as a percentage of loans and leases was 3.67%, down from 3.90% at June 30, 2010, the ACL as a percentage of total nonaccrual loans (NALs) increased to 140% from 120%.
At the end of the prior quarter, we transferred all remaining Franklin-related loans to loans held-for-sale at a lower of cost or fair value of $323.4 million which resulted in 2010 second quarter NCOs of $75.5 million. During the current quarter, the remaining Franklin-related loans were sold at essentially book value. As a result, the only Franklin-related assets remaining at September 30, 2010 were $15.3 million of other-real-estate-owned (OREO) properties, which have been written down to the lower of cost or fair value less cost to sell.
Our period-end capital position remained solid with increases in all of our capital ratios. At September 30, 2010, our regulatory Tier 1 and Total risk-based capital were $2.9 billion and $2.2 billion, respectively, above the “well-capitalized” regulatory thresholds. Our tangible common equity ratio improved 8 basis points to 6.20% and our Tier 1 common risk-based capital ratio improved 33 basis points to 7.39% from June 30, 2010.
Business Overview
General
Our general business objectives remain the same: (a) grow revenue and profitability, (b) grow key fee businesses (existing and new), (c) improve credit quality, including lower NCOs and NPAs, (d) improve cross sell and share-of-wallet across all business segments, (e) reduce commercial real estate “noncore” exposure, and (f) continue to explore opportunities to further reduce our overall risk profile.
Our main challenge to accomplishing our primary objectives results from an economy that remains weak and uncertain. This impairs our ability to grow loans as customers continue to reduce their debt and/or remain cautious about increasing debt until they have a higher degree of confidence in sustainable economic recovery. However, growth in our automobile loan portfolio continued with 2010 third quarter originations of over $1.0 billion. Additionally, we were able to generate modest growth in commercial and industrial (C&I) loans during the quarter.
We face strong competition from other banks and financial service firms in our markets. As such, we have placed strong strategic emphasis on, and continue to develop and expand resources devoted to improving cross-sell performance to take advantage of our loyal core customer base. One example of this emphasis is our recent agreement with Giant Eagle supermarkets to be its exclusive in-store bank in Ohio. When fully implemented, the partnership will give us nearly 500 branches in Ohio, providing us with the largest branch presence among Ohio banks, based on current data. In-store branches have a strong record for checking account acquisition that are expected to increase the number of our households and subsequently drive revenue. Additionally, it will give customers the convenience of seven days per week, and extended hours banking.
Legislative and Regulatory
Legislative and regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Regulation E for allowable deposit service charges and the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).
Effective July 1, 2010, the Federal Reserve Board amended Regulation E to prohibit charging overdraft fees for ATM or point-of-sale debit card transactions unless the customer opts-in to the overdraft service. For us, such fees were approximately $90 million per year prior to the amendment. Our strategy is to mitigate the potential impact by alerting our customers we can no longer cover such overdrafts unless they opt-in to our overdraft service. To date, our opt-in results have surpassed our expectations. Also, during the quarter, we voluntarily reduced certain nonsufficient funds and overdraft fees (NSF/OD) and introduced 24-Hour Grace™ on overdrafts as part of our “Fair Play” banking philosophy designed to build on our foundation on service excellence by doing what is right and fair for customers. We will accelerate acquisition of new checking households, while improving retention of existing customers.

The recently passed Dodd-Frank Act is complex and we continue to assess how this legislation and subsequent rule-making will affect us. As hundreds of regulations are promulgated, we will continue to evaluate impacts such as changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Finance Protection Bureau, the requirements of the enhanced supervision provisions, among others. Two areas where we are focusing on the financial impact are: interchange fees and the eventual inability to include trust preferred capital as a component of our Tier 1 regulatory capital.
Currently, our annual interchange fees are approximately $90 million per year. In the future, the Dodd-Frank Act gives the Federal Reserve, and no longer the banks or system owners, the ability to set the interchange rate charged to merchants for the use of debit cards. The ultimate impact to us cannot be estimated at this time, as there will likely be months of proposals and debate before any specific rules are written.
At September 30, 2010, we had $569.9 million of outstanding trust-preferred-securities that, if disallowed, would reduce our regulatory Tier 1 risk-based capital ratio by approximately 133 basis points. Even with this reduction, our capital ratios would remain above “well-capitalized” levels. There is a 3-year phase-in period beginning on January 1, 2013, that we believe will provide sufficient time to evaluate and address the impacts of this new legislation on our capital structure. Accordingly, we do not anticipate this potential change would have a significant impact to our business.
During the 2010 third quarter, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions were adopted currently, we estimate they would have a negligible impact on our regulatory capital ratios based on our current understanding of the revisions to capital qualification. We await clarification from our banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds.
Prior legislative and regulatory actions that have affected us include the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP). We intend to repay our TARP capital as soon as it is prudent to do so. Additional discussion regarding TARP is located within the Capital section.
Near-term expectations
Our current expectation is the economy will remain relatively stable for the rest of the year. Revenue growth will remain challenging in the near-term due to implementing the amendment to Regulation E and our voluntary actions to reduce certain fees as part of implementing our “Fair Play” banking philosophy. We also anticipate noninterest expense to remain at current levels as we continue to make investments to grow the businesses.
Reflecting these factors, pretax pre-provision income levels are expected to be in line with recent reported performance. The net interest margin is expected to be flat to down slightly, reflecting the impact of the flatter, low yield curve. Our net interest margin will also be supported by disciplined loan and deposit pricing. We anticipate continued modest growth in C&I loans, as well as continued declines in commercial real estate (CRE) loans. The automobile loan portfolio is expected to continue its strong growth, though home equity and residential mortgages are likely to remain flat. Core deposits are expected to show continued growth, although at a slower rate due to the lack of reinvestment options at desirable spreads for any funds generated in excess of loan growth. Fee income will continue to be negatively impacted by lower service charges on deposit accounts, as well as lower mortgage banking revenues. In contrast, other fee categories are expected to grow at a faster rate reflecting the impact of our cross-sell initiatives throughout the company. Expense levels should be in line with current quarter performance. Positive credit quality trends are expected to continue, with declines in NCOs, NPAs, and provision for credit losses.

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

Table 1 — Selected Quarterly Income Statement Data (1)

	2010			2009
(amounts in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$534,669	$535,653	$546,779	$551,335	$553,846
Interest expense	124,707	135,997	152,886	177,271	191,027

Net interest income	409,962	399,656	393,893	374,064	362,819
Provision for credit losses	119,160	193,406	235,008	893,991	475,136

Net interest income (loss) after provision for credit losses	290,802	206,250	158,885	(519,927)	(112,317)

Service charges on deposit accounts	65,932	75,934	69,339	76,757	80,811
Brokerage and insurance income	36,376	36,498	35,762	32,173	33,996
Mortgage banking income	52,045	45,530	25,038	24,618	21,435
Trust services	26,997	28,399	27,765	27,275	25,832
Electronic banking	28,090	28,107	25,137	25,173	28,017
Bank owned life insurance income	14,091	14,392	16,470	14,055	13,639
Automobile operating lease income	11,356	11,842	12,303	12,671	12,795
Securities gains (losses)	(296)	156	(31)	(2,602)	(2,374)
Other noninterest income	32,552	28,785	29,069	34,426	41,901

Total noninterest income	267,143	269,643	240,852	244,546	256,052

Personnel costs	208,272	194,875	183,642	180,663	172,152
Outside data processing and other services	38,553	40,670	39,082	36,812	38,285
Deposit and other insurance expense	23,406	26,067	24,755	24,420	23,851
Net occupancy	26,718	25,388	29,086	26,273	25,382
OREO and foreclosure expense	12,047	4,970	11,530	18,520	38,968
Equipment	21,651	21,585	20,624	20,454	20,967
Professional services	20,672	24,388	22,697	25,146	18,108
Amortization of intangibles	15,145	15,141	15,146	17,060	16,995
Automobile operating lease expense	9,159	9,667	10,066	10,440	10,589
Marketing	20,921	17,682	11,153	9,074	8,259
Telecommunications	5,695	6,205	6,171	6,099	5,902
Printing and supplies	4,062	3,893	3,673	3,807	3,950
Gain on early extinguishment of debt(2)	—	—	—	(73,615)	(60)
Other noninterest expense	21,008	23,279	20,468	17,443	17,749

Total noninterest expense	427,309	413,810	398,093	322,596	401,097

Income (loss) before income taxes	130,636	62,083	1,644	(597,977)	(257,362)
Provision (benefit) for income taxes	29,690	13,319	(38,093)	(228,290)	(91,172)

Net income (loss)	$100,946	$48,764	$39,737	$(369,687)	$(166,190)

Dividends on preferred shares	29,495	29,426	29,357	29,288	29,223

Net income (loss) applicable to common shares	$71,451	$19,338	$10,380	$(398,975)	$(195,413)

Average common shares — basic	716,911	716,580	716,320	715,336	589,708
Average common shares — diluted(3)	719,567	719,387	718,593	715,336	589,708

Net income (loss) per common share — basic	$0.10	$0.03	$0.01	$(0.56)	$(0.33)
Net income (loss) per common share — diluted	0.10	0.03	0.01	(0.56)	(0.33)
Cash dividends declared per common share	0.01	0.01	0.01	0.01	0.01

Return on average total assets	0.76%	0.38%	0.31%	(2.80)%	(1.28)%
Return on average total shareholders’ equity	7.30	3.60	3.00	(25.60)	(12.50)
Return on average tangible shareholders’ equity(4)	8.90	4.90	4.20	(27.90)	(13.30)
Net interest margin(5)	3.45	3.46	3.47	3.19	3.20
Efficiency ratio(6)	60.60	59.40	60.10	49.00	61.40
Effective tax rate (benefit)	22.7	21.5	N.M.	(38.2)	(35.4)

Revenue — fully-taxable equivalent (FTE)

Net interest income	$409,962	$399,656	$393,893	$374,064	$362,819
FTE adjustment	2,631	2,490	2,248	2,497	4,177

Net interest income(5)	412,593	402,146	396,141	376,561	366,996
Noninterest income	267,143	269,643	240,852	244,546	256,052

Total revenue(5)	$679,736	$671,789	$636,993	$621,107	$623,048

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” for additional discussion regarding these key factors.

(2)	The 2009 fourth quarter gain related to the purchase of certain subordinated bank notes.

(3)	For all the quarterly periods presented above, the impact of the convertible preferred stock issued in 2008 was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(4)	Net income (loss) excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data(1)

	Nine Months Ended September 30,		Change
(in thousands, except per share amounts)	2010	2009	Amount	Percent
Interest income	$1,617,101	$1,686,807	$(69,706)	(4)%
Interest expense	413,590	636,584	(222,994)	(35)

Net interest income	1,203,511	1,050,223	153,288	15
Provision for credit losses	547,574	1,180,680	(633,106)	(54)

Net interest income (loss) after provision for credit losses	655,937	(130,457)	786,394	N.M.

Service charges on deposit accounts	211,205	226,042	(14,837)	(7)
Brokerage and insurance income	108,636	105,996	2,640	2
Mortgage banking income	122,613	87,680	34,933	40
Trust services	83,161	76,364	6,797	9
Electronic banking	81,334	74,978	6,356	8
Bank owned life insurance income	44,953	40,817	4,136	10
Automobile operating lease expense	35,501	39,139	(3,638)	(9)
Securities gains (losses)	(171)	(7,647)	7,476	(98)
Other income	90,406	117,730	(27,324)	(23)

Total noninterest income	777,638	761,099	16,539	2

Personnel costs	586,789	519,819	66,970	13
Outside data processing and other services	118,305	111,283	7,022	6
Deposit and other insurance expense	74,228	89,410	(15,182)	(17)
Net occupancy	81,192	79,000	2,192	3
OREO and foreclosure expense	28,547	75,379	(46,832)	(62)
Equipment	63,860	62,663	1,197	2
Professional services	67,757	51,220	16,537	32
Amortization of intangibles	45,432	51,247	(5,815)	(11)
Automobile operating lease expense	28,892	32,920	(4,028)	(12)
Marketing	49,756	23,975	25,781	N.M.
Telecommunications	18,071	17,880	191	1
Printing and supplies	11,628	11,673	(45)	—
Goodwill impairment	—	2,606,944	(2,606,944)	N.M.
Gain on early extinguishment of debt(2)	—	(73,827)	73,827	N.M.
Other expense	64,756	51,262	13,494	26

Total noninterest expense	1,239,213	3,710,848	(2,471,635)	(67)

Income (loss) before income taxes	194,362	(3,080,206)	3,274,568	N.M.
Provision (benefit) for income taxes	4,915	(355,714)	360,629	N.M.

Net income (loss)	$189,447	$(2,724,492)	$2,913,939	N.M. %

Dividends declared on preferred shares	88,278	145,467	(57,189)	(39)

Net income (loss) applicable to common shares	$101,169	$(2,869,959)	$2,971,128	N.M. %

Average common shares — basic	716,604	471,958	244,646	52%
Average common shares — diluted(3)	719,182	471,958	247,224	52

Per common share
Net income per common share — basic	$0.14	$(6.08)	$6.22	N.M. %
Net income (loss) per common share — diluted	0.14	(6.08)	6.22	N.M.
Cash dividends declared	0.03	0.03	—	—

Return on average total assets	0.49%	(6.95)%	7.44	N.M. %
Return on average total shareholders’ equity	4.7	(62.7)	67.4	N.M.
Return on average tangible shareholders’ equity(4)	6.1	(2.6)	8.7	N.M.
Net interest margin(5)	3.46	3.09	0.37	12
Efficiency ratio(6)	60.0	57.6	2.4	4
Effective tax rate (benefit)	2.5	(11.5)	14.0	N.M.

Revenue — fully taxable equivalent (FTE)
Net interest income	$1,203,511	$1,050,223	$153,288	15%
FTE adjustment	7,369	8,975	(1,606)	(18)

Net interest income	1,210,880	1,059,198	151,682	14
Noninterest income	777,638	761,099	16,539	2

Total revenue	$1,988,518	$1,820,297	$168,221	9%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” discussion.

(2)	The 2009 gain included $67.4 million related to the purchase of certain trust preferred securities.

(3)	For the presented periods, the impact of the convertible preferred stock issued in 2008 was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods.

(4)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
Significant Items
Definition of Significant Items
From time-to-time, revenue, expenses, or taxes are impacted by items judged by us to be outside of ordinary banking activities and/or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature, or otherwise make period-to-period comparisons less meaningful. We refer to such items as “Significant Items”. Most often, these “Significant Items” result from factors originating outside the company; e.g., regulatory actions/assessments, windfall gains, changes in accounting principles, one-time tax assessments/refunds, etc. In other cases they may result from our decisions associated with significant corporate actions out of the ordinary course of business; e.g., merger/restructuring charges, recapitalization actions, goodwill impairment, etc.
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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by a number of “Significant Items” summarized below.
1.	Goodwill Impairment. The impacts of goodwill impairment on our reported results were as follows:
•	During the 2009 first quarter, bank stock prices continued to decline significantly. Our stock price declined 78% from $7.66 per share at December 31, 2008 to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash pretax charge of $2,602.7 million ($7.09 per common share) to noninterest expense.

•	During the 2009 second quarter, a noncash pretax goodwill impairment charge of $4.2 million ($0.01 per common share) was recorded to noninterest expense relating to the sale of a small payments-related business.
2.	Franklin Relationship. Our relationship with Franklin was acquired in the Sky Financial Group, Inc. (Sky Financial) acquisition in 2007. Significant events relating to this relationship, and the impacts of those events on our reported results, were as follows:
•	On March 31, 2009, we restructured our relationship with Franklin. As a result of this restructuring, a nonrecurring net tax benefit of $159.9 million ($0.44 per common share) was recorded in the 2009 first quarter. Also, and although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific allowance for loan and lease losses (ALLL) was utilized to writedown the acquired mortgages and OREO collateral to fair value.
•	During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 restructuring.
•	During the 2010 second quarter, the remaining portfolio of Franklin-related loans ($333.0 million of residential mortgages, and $64.7 million of home equity loans) was transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value less costs to sell of $323.4 million, resulting in $75.5 million of charge-offs, and the provision for credit losses commensurately increased $75.5 million ($0.07 per common share).
•	During the 2010 third quarter, the remaining residential mortgage and home equity loans were sold at essentially book value.
3.	Early Extinguishment of Debt. The positive impacts relating to the early extinguishment of debt on our reported results were: $73.6 million ($0.07 per common share) in the 2009 fourth quarter and $67.4 million ($0.10 per common share) in the 2009 second quarter. These amounts were recorded to noninterest expense.
4.	Preferred Stock Conversion. During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred Stock (Series A Preferred Stock) into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.08 per common share for the 2009 first quarter and $0.06 per common share for the 2009 second quarter.
5.	Visa®. Prior to the Visa® initial public offering (IPO) occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received shares of Visa® stock at the time of the IPO. In the 2009 second quarter, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($0.04 per common share). This amount was recorded to noninterest income.
6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2009 — Fourth Quarter
•	$11.3 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.
2009 — Second Quarter
•	$23.6 million ($0.03 per common share) negative impact due to a special Federal Deposit Insurance Corporation (FDIC) insurance premium assessment. This amount was recorded to noninterest expense.
•	$2.4 million ($0.01 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 3 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	September 30, 2010			June 30, 2010			September 30, 2009
(dollar amounts in thousands, except per share amounts)	After-tax	EPS		After-tax	EPS		After-tax	EPS
Net income (loss) — GAAP	$100,946			$48,764			$(166,190)
Earnings per share, after-tax		$0.10			$0.03			$(0.33)
Change from prior quarter — $		0.07			0.02			0.07
Change from prior quarter — %		N.M.	%		N.M.	%		18.0%
Change from year-ago — $		$0.43			$0.43			$(0.50)
Change from year-ago — %		N.M.	%		N.M.	%		N.M. %

Significant items - favorable (unfavorable) impact:	Earnings (1)	EPS		Earnings (1)	EPS		Earnings (1)	EPS
Franklin-related loans transferred to held for sale	$—	$—		$(75,500)	$0.07		$—	$—

	Nine Months Ended
	September 30, 2010			September 30, 2009
(in thousands)	After-tax	EPS		After-tax	EPS
Net income (loss) — reported earnings	$189,447			$(2,724,492)
Earnings per share, after-tax		$0.14			$(6.08)
Change from a year-ago — $		6.22			(6.84)
Change from a year-ago — %		N.M.	%		N.M. %

Significant items - favorable (unfavorable) impact:	Earnings (1)	EPS		Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$(75,500)	$(0.07)		$—	$—
Net tax benefit recognized (2)	38,222	0.05		—	—
Franklin relationship restructuring (2)	—	—		159,895	0.34
Gain on redemption of junior subordinated debt	—	—		73,827	0.10
Gain related to Visa® stock	—	—		31,362	0.04
Deferred tax valuation allowance benefit (2)	—	—		1,505	0.01
Goodwill impairment	—	—		(2,606,944)	(5.52)
FDIC special assessment	—	—		(23,555)	(0.03)
Preferred stock conversion deemed dividend	—	—		—	(0.12)

N.M., not a meaningful value.

(1)	Pretax unless otherwise noted.

(2)	After-tax.
Pretax, Pre-provision Income Trends
One non-GAAP performance measurement that we believe is useful in analyzing our underlying performance trends is pretax, pre-provision income. This is the level of pretax earnings adjusted to exclude the impact of: (a) provision expense, (b) investment securities gains/losses, which are excluded because securities market valuations may become particularly volatile in times of economic stress, (c) amortization of intangibles expense, which is excluded because the return on tangible common equity is a key measurement we use to gauge performance trends, and (d) certain other items identified by us (see “Significant Items”) that we believe may distort our underlying performance trends.

The following table reflects pretax, pre-provision income for the each of the past five quarters:
Table 4 — Pretax, Pre-provision Income (1)

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third

Income (loss) before income taxes	$130,636	$62,083	$1,644	$(597,977)	$(257,362)

Add: Provision for credit losses	119,160	193,406	235,008	893,991	475,136
Less: Securities (losses) gains	(296)	156	(31)	(2,602)	(2,374)
Add: Amortization of intangibles	15,145	15,141	15,146	17,060	16,995
Less: Significant Items
Gain on early extinguishment of debt (2)	—	—	—	73,615	—

Total pretax, pre-provision income	$265,237	$270,474	$251,829	$242,061	$237,143

Change in total pretax, pre-provision income:
Prior quarter change — amount	$(5,237)	$18,645	$9,768	$4,918	$7,809
Prior quarter change — percent	(2)%	7%	4%	2%	3%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.

(2)	Related to the purchase of certain subordinated bank notes.
As shown in the table above, pretax, pre-provision income was $265.2 million in the 2010 third quarter, down 2% from the prior quarter. As discussed in the sections that follow, the decline from the prior quarter primarily reflected higher noninterest expense due to strategic growth initiatives, partially offset by higher revenue.
Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Item 2.)
2010 Third Quarter versus 2009 Third Quarter
Fully-taxable equivalent net interest income increased $45.6 million, or 12%, from the year-ago quarter. This reflected the favorable impact of the significant increase in the net interest margin to 3.45% from 3.20%. This also reflected the benefit of a $2.0 billion, or 4%, increase in average total earning assets due to a $2.6 billion, or 39%, increase in average total investment securities, partially offset by a $0.6 billion, or 2%, decline in average total loans and leases.

The following table details the change in our reported loans and deposits:
Table 5 — Average Loans/Leases and Deposits — 2010 Third Quarter vs. 2009 Third Quarter

	Third Quarter		Change
(dollar amounts in millions)	2010	2009	Amount	Percent
Loans/Leases
Commercial and industrial	$12,393	$12,922	$(529)	(4)%
Commercial real estate	7,073	8,879	(1,806)	(20)

Total commercial	19,466	21,801	(2,335)	(11)

Automobile loans and leases	5,140	3,230	1,910	59
Home equity	7,567	7,581	(14)	—
Residential mortgage	4,389	4,487	(98)	(2)
Other consumer	653	756	(103)	(14)

Total consumer	17,749	16,054	1,695	11

Total loans and leases	$37,215	$37,855	$(640)	(2)%

Deposits
Demand deposits — noninterest-bearing	$6,768	$6,186	$582	9%
Demand deposits — interest-bearing	5,319	5,140	179	3
Money market deposits	12,336	7,601	4,735	62
Savings and other domestic time deposits	4,639	4,771	(132)	(3)
Core certificates of deposit	8,948	11,646	(2,698)	(23)

Total core deposits	38,010	35,344	2,666	8
Other deposits	2,636	4,249	(1,613)	(38)

Total deposits	$40,646	$39,593	$1,053	3%

The $0.6 billion, or 2%, decrease in average total loans and leases primarily reflected:
•	$2.3 billion, or 11%, decrease in average total commercial loans. The $0.5 billion, or 4%, decline in average C&I loans reflected a general decrease in borrowing as evidenced by a decline in line-of-credit utilization, charge-off activity, and the reclassification in the 2010 first quarter of variable rate demand notes to municipal securities. These negatives were partially offset by the impact of the 2009 reclassifications of certain CRE loans, primarily representing owner occupied properties, to C&I loans. The $1.8 billion, or 20%, decrease in average CRE loans reflected these reclassifications, as well as our ongoing commitment to lower our overall CRE exposure. We continue to execute on our plan to reduce the CRE exposure while maintaining a commitment to our core CRE borrowers. The decrease in average balances is associated with the noncore portfolio, as we have maintained relatively consistent balances with good performance in the core portfolio.
•	$1.7 billion, or 11%, increase in average total consumer loans. This growth reflected a $1.9 billion, or 59%, increase in average automobile loans and leases. On January 1, 2010, we adopted the new accounting standard “ASC — 810 Consolidation”, resulting in the consolidation of a 2009 first quarter $1.0 billion automobile loan securitization. At September 30, 2010, these securitized loans had a remaining balance of $0.6 billion. Underlying growth in automobile loans continued to be strong, reflecting a significant increase in loan originations for the first nine months of 2010 from the comparable year-ago period. The growth has come while maintaining our commitment to excellent credit quality and an appropriate return. Average home equity loans were little–changed as lower origination volume was offset by slower runoff experience and slightly higher line utilization. We continue to see the utilization increase associated with higher credit quality borrowers and very little funding associated with historically unfunded lines. Average residential mortgages declined $0.1 billion, or 2%, reflecting the impact of loan sales, as well as the continued refinance of portfolio loans and the related increased sale of fixed-rate originations.
The $2.6 billion, or 39%, increase in average total investment securities reflected the deployment of the cash from core deposit growth and loan runoff over this period, as well as the proceeds from 2009 capital actions.

2010 Third Quarter versus 2010 Second Quarter
Compared with the 2010 second quarter, fully-taxable equivalent net interest income increased $10.3 million, or 3%. This reflected an annualized 8% increase in average earning assets as the fully-taxable equivalent net interest margin declined only slightly to 3.45% from 3.46%. The increase in average earning assets reflected a combination of activities including:
•	$0.5 billion, or 6%, increase in average investment securities, reflecting the deployment of cash from asset sales and seasonal deposit growth into short- and intermediate-term securities,
•	$0.3 billion, or doubling of average loans held for sale, reflecting strong mortgage originations during the quarter due to low interest rates, and
•	$0.1 billion, or less than 1%, increase in average total loans and leases.
The net interest margin declined 1 basis point. Favorable trends in the mix and pricing of deposits were offset by a lower contribution on Franklin-related loans, a lower contribution from asset/liability management strategies, and one more day in the third quarter.
The following table details the change in our loans and deposits:
Table 6 — Average Loans/Leases and Deposits — 2010 Third Quarter vs. 2010 Second Quarter

	2010		Change
(dollar amounts in millions)	Third Quarter	Second Quarter	Amount	Percent
Loans/Leases
Commercial and industrial	$12,393	$12,244	$149	1%
Commercial real estate	7,073	7,364	(291)	(4)

Total commercial	19,466	19,608	(142)	(1)

Automobile loans and leases	5,140	4,634	506	11
Home equity	7,567	7,544	23	—
Residential mortgage	4,389	4,608	(219)	(5)
Other consumer	653	695	(42)	(6)

Total consumer	17,749	17,481	268	2

Total loans and leases	$37,215	$37,089	$126	—%

Deposits
Demand deposits — noninterest-bearing	$6,768	$6,849	$(81)	(1)%
Demand deposits — interest-bearing	5,319	5,971	(652)	(11)
Money market deposits	12,336	11,103	1,233	11
Savings and other domestic time deposits	4,639	4,677	(38)	(1)
Core certificates of deposit	8,948	9,199	(251)	(3)

Total core deposits	38,010	37,799	211	1
Other deposits	2,636	2,568	68	3

Total deposits	$40,646	$40,367	$279	1%

The $0.1 billion increase in average total loans and leases primarily reflected:
•	$0.3 billion, or 2%, increase in total average consumer loans, led by a $0.5 billion, or 11%, increase in average automobile loans and leases. This growth reflected record production in the quarter. We have consistently maintained historical high credit quality standards on this production while achieving an appropriate return. During the quarter, we benefited from the expansion of our automobile lending operations into Eastern Pennsylvania. We are also in the process of expansion into five New England states. The recent expansions incorporate new experienced colleagues with existing dealer relationships in those markets. Average residential mortgages decreased $0.2 billion, or 5%.

Partially offset by:
•	$0.1 billion, or 1%, decrease in average total commercial loans as average CRE loans declined $0.3 billion, or 4%, primarily as a result of our on-going strategy to reduce our exposure to the commercial real estate market. The 4% decline in the quarter was driven by continuing paydowns and charge-off activity associated with our noncore CRE portfolio. The portion of the CRE portfolio designated as core continued to perform very well as expected, with average balances consistent with the prior quarter. Average C&I loans increased $0.1 billion, or 1%. Underlying growth was mitigated by a combination of on-going lower line-of-credit utilization and paydowns on term debt, as well as the sale of $43.2 million of SBA loans. The economic environment continued to cause many customers to actively reduce their leverage position. Our line-of-credit utilization percentage was 42%, consistent with the prior quarter. We continue to believe that we have opportunities to expand our customer base within our markets and are focused on expanding our C&I pipeline. Average residential mortgages decreased $0.2 billion, or 5%, reflecting run-off and portfolio loan sales.
Average total deposits increased $0.3 billion from the prior quarter reflecting:
•	$0.2 billion, or 1%, growth in average total core deposits. The primary driver of this growth was an 11% increase in average money market deposits. Partially offsetting this growth was an 11% decline in average interest-bearing demand deposits and a 3% decline in average core certificates of deposit.
Tables 7 and 8 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 7 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2010			2009		3Q10 vs. 3Q09
(dollar amounts in millions)	Third	Second	First	Fourth	Third	Amount	Percent
Assets
Interest-bearing deposits in banks	$282	$309	$348	$329	$393	$(111)	(28)%
Trading account securities	110	127	96	110	107	3	3
Federal funds sold and securities purchased under resale agreement	—	—	—	15	7	(7)	N.M.
Loans held for sale	663	323	346	470	524	139	27
Investment securities:
Taxable	8,876	8,369	8,027	8,698	6,511	2,365	36
Tax-exempt	365	389	443	136	128	237	N.M.

Total investment securities	9,241	8,758	8,470	8,834	6,639	2,602	39
Loans and leases: (1)
Commercial:
Commercial and industrial	12,393	12,244	12,314	12,570	12,922	(529)	(4)
Commercial real estate:
Construction	989	1,279	1,409	1,651	1,808	(819)	(45)
Commercial	6,084	6,085	6,268	6,807	7,071	(987)	(14)

Commercial real estate	7,073	7,364	7,677	8,458	8,879	(1,806)	(20)

Total commercial	19,466	19,608	19,991	21,028	21,801	(2,335)	(11)

Consumer:
Automobile loans	5,030	4,472	4,031	3,050	2,886	2,144	74
Automobile leases	110	162	219	276	344	(234)	(68)

Automobile loans and leases	5,140	4,634	4,250	3,326	3,230	1,910	59
Home equity	7,567	7,544	7,539	7,561	7,581	(14)	—
Residential mortgage	4,389	4,608	4,477	4,417	4,487	(98)	(2)
Other loans	653	695	723	757	756	(103)	(14)

Total consumer	17,749	17,481	16,989	16,061	16,054	1,695	11

Total loans and leases	37,215	37,089	36,980	37,089	37,855	(640)	(2)
Allowance for loan and lease losses	(1,384)	(1,506)	(1,510)	(1,029)	(950)	(434)	46

Net loans and leases	35,831	35,583	35,470	36,060	36,905	(1,074)	(3)

Total earning assets	47,511	46,606	46,240	46,847	45,525	1,986	4

Cash and due from banks	1,618	1,509	1,761	1,947	2,553	(935)	(37)
Intangible assets	695	710	725	737	755	(60)	(8)
All other assets	4,277	4,384	4,486	3,956	3,797	480	13

Total assets	$52,717	$51,703	$51,702	$52,458	$51,680	$1,037	2%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$6,768	$6,849	$6,627	$6,466	$6,186	$582	9%
Demand deposits — interest-bearing	5,319	5,971	5,716	5,482	5,140	179	3
Money market deposits	12,336	11,103	10,340	9,271	7,601	4,735	62
Savings and other domestic deposits	4,639	4,677	4,613	4,686	4,771	(132)	(3)
Core certificates of deposit	8,948	9,199	9,976	10,867	11,646	(2,698)	(23)

Total core deposits	38,010	37,799	37,272	36,772	35,344	2,666	8
Other domestic time deposits of $250,000 or more	690	661	698	667	747	(57)	(8)
Brokered deposits and negotiable CDs	1,495	1,505	1,843	2,353	3,058	(1,563)	(51)
Deposits in foreign offices	451	402	410	422	444	7	2

Total deposits	40,646	40,367	40,223	40,214	39,593	1,053	3
Short-term borrowings	1,739	966	927	879	879	860	98
Federal Home Loan Bank advances	188	212	179	681	924	(736)	(80)
Subordinated notes and other long-term debt	3,672	3,836	4,062	3,908	4,136	(464)	(11)

Total interest-bearing liabilities	39,477	38,532	38,764	39,216	39,346	131	—

All other liabilities	952	924	947	1,042	863	89	10
Shareholders’ equity	5,520	5,398	5,364	5,734	5,285	235	4

Total liabilities and shareholders’ equity	$52,717	$51,703	$51,702	$52,458	$51,680	$1,037	2%

N.M., not a meaningful value.

(1)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Table 8 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2010			2009
Fully-taxable equivalent basis (1)	Third	Second	First	Fourth	Third
Assets
Interest-bearing deposits in banks	0.21%	0.20%	0.18%	0.16%	0.28%
Trading account securities	1.20	1.74	2.15	1.89	1.96
Federal funds sold and securities purchased under resale agreement	—	—	—	0.03	0.14
Loans held for sale	5.75	5.02	4.98	5.13	5.20
Investment securities:
Taxable	2.77	2.85	2.94	3.20	3.99
Tax-exempt	4.70	4.62	4.37	6.42	6.81

Total investment securities	2.84	2.93	3.01	3.25	4.04
Loans and leases: (3)
Commercial:
Commercial and industrial	5.14	5.31	5.60	5.20	5.19
Commercial real estate:
Construction	2.83	2.61	2.66	2.63	2.61
Commercial	3.91	3.69	3.60	3.40	3.43

Commercial real estate	3.76	3.49	3.43	3.25	3.26

Total commercial	4.64	4.63	4.76	4.41	4.40

Consumer:
Automobile loans	5.77	6.46	6.64	7.15	7.34
Automobile leases	6.71	6.58	6.41	6.40	6.25

Automobile loans and leases	5.79	6.46	6.63	7.09	7.22
Home equity	4.74	5.26	5.59	5.82	5.75
Residential mortgage	4.97	4.70	4.89	5.04	5.03
Other loans	7.10	6.84	7.00	6.90	7.21

Total consumer	5.19	5.49	5.73	5.92	5.91

Total loans and leases	4.90	5.04	5.21	5.07	5.04

Total earning assets	4.49%	4.63%	4.82%	4.70%	4.86%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.17	0.22	0.22	0.22	0.22
Money market deposits	0.86	0.93	1.00	1.21	1.20
Savings and other domestic deposits	0.99	1.07	1.19	1.27	1.33
Core certificates of deposit	2.31	2.68	2.93	3.07	3.27

Total core deposits	1.18	1.33	1.51	1.71	1.88
Other domestic time deposits of $250,000 or more	1.28	1.37	1.44	1.88	2.24
Brokered deposits and negotiable CDs	2.21	2.56	2.49	2.52	2.49
Deposits in foreign offices	0.22	0.19	0.19	0.18	0.20

Total deposits	1.21	1.37	1.55	1.75	1.92
Short-term borrowings	0.22	0.21	0.21	0.24	0.25
Federal Home Loan Bank advances	1.25	1.93	2.71	1.01	0.92
Subordinated notes and other long-term debt	2.15	2.05	2.25	2.67	2.58

Total interest-bearing liabilities	1.25%	1.41%	1.60%	1.80%	1.93%

Net interest rate spread	3.24%	3.22%	3.22%	2.90%	2.93%
Impact of noninterest-bearing funds on margin	0.21	0.24	0.25	0.29	0.27

Net interest margin	3.45%	3.46%	3.47%	3.19%	3.20%

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2010 First Nine Months versus 2009 First Nine Months
Fully-taxable equivalent net interest income for the first nine-month period of 2010 increased $153.3 million, or 15%, from the comparable year-ago period. This increase primarily reflected the favorable impact of the significant increase in the net interest margin to 3.46% from 3.09% and, to a lesser degree, a 2% increase in average total earning assets. A significant portion of the increase in the net interest margin reflected a shift in our deposit mix from higher-cost time deposits to lower-cost transaction-based accounts. Although average total earning assets increased only slightly compared with the year-ago period, this change reflected a $3.4 billion, or 61%, increase in average total investment securities, mostly offset by a $2.1 billion, or 5%, decline in average total loans and leases.
The following table details the change in our reported loans and deposits:
Table 9 — Average Loans/Leases and Deposits — 2010 First Nine Months vs. 2009 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2010	2009	Amount	Percent
Loans/Leases
Commercial and industrial	$12,317	$13,327	$(1,010)	(8)%
Commercial real estate	7,369	9,392	(2,023)	(22)

Total commercial	19,686	22,719	(3,033)	(13)

Automobile loans and leases	4,678	3,620	1,058	29
Home equity	7,550	7,600	(50)	(1)
Residential mortgage	4,491	4,584	(93)	(2)
Other consumer	690	709	(19)	(3)

Total consumer	17,409	16,513	896	5

Total loans and leases	$37,095	$39,232	$(2,137)	(5)%

Deposits
Demand deposits — noninterest-bearing	$6,748	$5,919	$829	14%
Demand deposits — interest-bearing	5,667	4,591	1,076	23
Money market deposits	11,267	6,524	4,743	73
Savings and other domestic deposits	4,643	4,946	(303)	(6)
Core certificates of deposit	9,371	12,308	(2,937)	(24)

Total core deposits	37,696	34,288	3,408	10
Other deposits	2,717	4,822	(2,105)	(44)

Total deposits	$40,413	$39,110	$1,303	3%

The $2.1 billion, or 5%, decrease in average total loans and leases primarily reflected:
•	$3.0 billion, or 13%, decline in average total commercial loans as C&I loans declined $1 billion, or 8%, and CRE loans declined $2 billion, or 22%. The decline in C&I loans reflected a general decrease in borrowing as reflected in a decline in line-of-credit utilization, charge-off activity, the 2009 first quarter Franklin restructuring, and the 2010 first quarter reclassification of variable rate demand notes to municipal securities. These declines were partially offset by the impact of the 2009 reclassifications of certain CRE loans, primarily representing owner-occupied properties, to C&I loans. The decline in CRE loans reflected these reclassifications, as well as our continuing commitment to lower our overall CRE exposure. We continue to execute our plan to reduce the CRE exposure while maintaining a commitment to our core CRE borrowers.
Partially offset by:
•	$0.9 billion, or 5%, increase in average total consumer loans. This growth reflected a $1.1 billion, or 29%, increase in average automobile loans and leases primarily as a result of the adoption of a new accounting standard in which, on January 1, 2010, we consolidated a 2009 first quarter $1.0 billion automobile loan securitization (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). At September 30, 2010, these securitized loans had a remaining balance of $0.6 billion. Additionally, underlying growth in automobile loans continued to be strong, reflecting a $1.6 billion increase in loan originations compared with the year-ago period. These increases were partially offset by a $0.3 billion, or 62%, decline in average automobile leases due to the continued run-off of that portfolio. Average home equity loans were little changed as lower origination volume was offset by slower runoff experience and slightly higher line-of-credit utilization. Average residential mortgages declined slightly reflecting the impact of loan sales, as well as the continued refinance of portfolio loans and the related increased sale of fixed-rate originations, partially offset by the additions related to the 2009 first quarter Franklin restructuring.

Offsetting the decline in average total loans and leases was a $3.4 billion, or 61%, increase in average total investment securities, reflected the deployment of the cash from core deposit growth and loan run-off throughout the current period, as well as the proceeds from the 2009 capital actions.
The $1.3 billion, or 3%, increase in average total deposits reflected:
•	$3.4 billion, or 10%, growth in average total core deposits, primarily reflecting our focus on growing money market and demand deposit accounts. Our MMA average deposit balances continue to grow across all segments as we execute our lower cost deposit strategy. The growth in noninterest-bearing demand deposits reflects improved sales execution of our commercial products, while the growth in interest-bearing demand deposits is driven primarily by consumer products.
Partially offset by:
•	$1.8 billion, or 53%, decline in brokered and negotiable CDs, and a $0.2 billion, or 24%, decline in average other domestic deposits over $250,000, primarily reflecting a reduction of noncore funding sources.

Table 10 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
(dollar amounts in millions)	2010	2009	Amount	Percent	2010	2009
Assets
Interest-bearing deposits in banks	$313	$372	$(59)	(16)%	0.20%	0.36%
Trading account securities	111	157	(46)	(29)	1.68	3.24
Federal funds sold and securities purchased under resale agreement	—	8	(8)	N.M.	—	0.19
Loans held for sale	445	620	(175)	(28)	5.36	5.15
Investment securities:
Taxable	8,428	5,227	3,201	61	2.85	4.60
Tax-exempt	399	239	160	67	4.56	6.72

Total investment securities	8,827	5,466	3,361	61	2.93	4.70
Loans and leases: (3)
Commercial:
Commercial and industrial	12,317	13,327	(1,010)	(8)	5.35	4.92
Commercial real estate:
Construction	1,224	1,928	(704)	(37)	2.69	2.72
Commercial	6,145	7,464	(1,319)	(18)	3.73	3.59

Commercial real estate	7,369	9,392	(2,023)	(22)	3.56	3.41

Total commercial	19,686	22,719	(3,033)	(13)	4.68	4.30

Consumer:
Automobile loans	4,515	3,193	1,322	41	6.26	7.26
Automobile leases	163	427	(264)	(62)	6.55	6.13

Automobile loans and leases	4,678	3,620	1,058	29	6.27	7.13
Home equity	7,550	7,600	(50)	(1)	5.20	5.55
Residential mortgage	4,491	4,584	(93)	(2)	4.85	5.29
Other loans	690	709	(19)	(3)	6.98	8.09

Total consumer	17,409	16,513	896	5	5.46	5.93

Total loans and leases	37,095	39,232	(2,137)	(5)	5.05	4.99
Allowance for loan and lease losses	(1,466)	(931)	(535)	57

Net loans and leases	35,629	38,301	(2,672)	(7)

Total earning assets	46,791	45,855	936	2	4.64%	4.94%

Cash and due from banks	1,629	2,195	(566)	(26)
Intangible assets	709	1,626	(917)	(56)
All other assets	4,381	3,689	692	19

Total assets	$52,044	$52,434	$(390)	(1)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$6,748	$5,919	$829	14%	—%	—%
Demand deposits — interest-bearing	5,667	4,591	1,076	23	0.20	0.19
Money market deposits	11,267	6,524	4,743	73	0.92	1.13
Savings and other domestic deposits	4,643	4,946	(303)	(6)	1.08	1.40
Core certificates of deposit	9,371	12,308	(2,937)	(24)	2.65	3.53

Total core deposits	37,696	34,288	3,408	10	1.34	2.07
Other domestic time deposits of $250,000 or more	683	899	(216)	(24)	1.36	2.63
Brokered deposits and negotiable CDs	1,613	3,414	(1,801)	(53)	2.43	2.67
Deposits in foreign offices	421	509	(88)	(17)	0.20	0.19

Total deposits	40,413	39,110	1,303	3	1.38	2.12
Short-term borrowings	1,214	951	263	28	0.21	0.26
Federal Home Loan Bank advances	193	1,423	(1,230)	(86)	1.94	1.03
Subordinated notes and other long-term debt	3,855	4,461	(606)	(14)	2.15	2.94

Total interest-bearing liabilities	38,927	40,026	(1,099)	(3)	—	—

All other liabilities	941	684	257	38
Shareholders’ equity	5,428	5,805	(377)	(6)

Total liabilities and shareholders’ equity	$52,044	$52,434	$(390)	(1)%

Net interest rate spread					3.22	2.82
Impact of noninterest-bearing funds on margin					0.24	0.27

Net interest margin					3.46%	3.09%

(1)	Fully-taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

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
The provision for credit losses for the 2010 third quarter was $119.2 million, down $74.2 million, or 38%, from the prior quarter and down $356.0 million, or 75%, from the year-ago quarter. The prior quarter included $80.0 million of Franklin-related credit provision, reflecting $75.5 million associated with the transfer of Franklin-related loans to loans held for sale (see Significant Item 2), and $4.5 million of other Franklin-related NCOs. Reflecting the resolution of problem credits for which reserves had been previously established, the current quarter’s provision for credit losses was $65.3 million less than total NCOs (see “Credit Quality” discussion).
The following table details the Franklin-related impact to the provision for credit losses for each of the past five quarters:
Table 11 — Provision for Credit Losses — Franklin-Related Impact

	2010			2009
(in millions)	Third	Second	First	Fourth	Third

Provision for (reduction to) credit losses
Franklin	$—	$80.0	$11.5	$1.2	$(3.5)
Non-Franklin	119.2	113.4	223.5	892.8	478.6

Total	$119.2	$193.4	$235.0	$894.0	$475.1

Total net charge-offs (recoveries)
Franklin — related to transfer to loans held for sale	$—	$75.5	$—	$—	$—
Franklin — unrelated to transfer to loans held for sale	—	4.5	11.5	1.2	(3.5)
Non-Franklin	184.5	199.2	227.0	443.5	359.4

Total	$184.5	$279.2	$238.5	$444.7	$355.9

Provision for (reduction to) credit losses in excess of net charge-offs
Franklin	$—	$—	$—	$—	$—
Non-Franklin	(65.3)	(85.8)	(3.5)	449.3	119.2

Total	$(65.3)	$(85.8)	$(3.5)	$449.3	$119.2

Noninterest Income
(This section should be read in conjunction with Significant Item 5.)
The following table reflects noninterest income for each of the past five quarters:
Table 12 — Noninterest Income

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Service charges on deposit accounts	$65,932	$75,934	$69,339	$76,757	$80,811
Brokerage and insurance income	36,376	36,498	35,762	32,173	33,996
Mortgage banking income	52,045	45,530	25,038	24,618	21,435
Trust services	26,997	28,399	27,765	27,275	25,832
Electronic banking	28,090	28,107	25,137	25,173	28,017
Bank owned life insurance income	14,091	14,392	16,470	14,055	13,639
Automobile operating lease income	11,356	11,842	12,303	12,671	12,795
Securities (losses) gains	(296)	156	(31)	(2,602)	(2,374)
Other income	32,552	28,785	29,069	34,426	41,901

Total noninterest income	$267,143	$269,643	$240,852	$244,546	$256,052

The following table details mortgage banking income and the net impact of mortgage servicing rights (MSR) hedging activity for each of the past five quarters:
Table 13 — Mortgage Banking Income

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Mortgage Banking Income
Origination and secondary marketing	$35,840	$19,778	$13,586	$16,473	$16,491
Servicing fees	12,053	12,178	12,418	12,289	12,320
Amortization of capitalized servicing	(13,003)	(10,137)	(10,065)	(10,791)	(10,050)
Other mortgage banking income	4,966	3,664	3,210	4,466	4,109

Sub-total	39,856	25,483	19,149	22,437	22,870
MSR valuation adjustment(1)	(12,047)	(26,221)	(5,772)	15,491	(17,348)
Net trading gain (loss) related to MSR hedging	24,236	46,268	11,661	(13,310)	15,913

Total mortgage banking income	$52,045	$45,530	$25,038	$24,618	$21,435

Mortgage originations (in millions)	$1,619	$1,161	$869	$1,131	$998
Average trading account securities used to hedge MSRs (in millions)	23	28	18	19	19
Capitalized mortgage servicing rights(2)	161,594	179,138	207,552	214,592	200,969
Total mortgages serviced for others (in millions)(2)	15,713	15,954	15,968	16,010	16,145
MSR % of investor servicing portfolio	1.03%	1.12%	1.30%	1.34%	1.24%

Net Impact of MSR Hedging

MSR valuation adjustment(1)	$(12,047)	$(26,221)	$(5,772)	$15,491	$(17,348)
Net trading gain (loss) related to MSR hedging	24,236	46,268	11,661	(13,310)	15,913
Net interest income related to MSR hedging	32	58	169	168	191

Net impact of MSR hedging	$12,221	$20,105	$6,058	$2,349	$(1,244)

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.
2010 Third Quarter versus 2009 Third Quarter
Noninterest income increased $11.1 million, or 4%, from the year-ago quarter.
Table 14 — Noninterest Income — 2010 Third Quarter vs. 2009 Third Quarter

	Third Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent
Service charges on deposit accounts	$65,932	$80,811	$(14,879)	(18)%
Brokerage and insurance income	36,376	33,996	2,380	7
Mortgage banking income	52,045	21,435	30,610	N.M.
Trust services	26,997	25,832	1,165	5
Electronic banking	28,090	28,017	73	—
Bank owned life insurance income	14,091	13,639	452	3
Automobile operating lease income	11,356	12,795	(1,439)	(11)
Securities gains (losses)	(296)	(2,374)	2,078	(88)
Other income	32,552	41,901	(9,349)	(22)

Total noninterest income	$267,143	$256,052	$11,091	4%

N.M., not a meaningful value.

The $11.1 million, or 4%, increase in total noninterest income from the year-ago quarter reflected:
•	$30.6 million increase in mortgage banking income. This reflected a $19.3 million increase in origination and secondary marketing income as originations increased 62% from the year-ago quarter, as well as a $13.6 million increase from net MSR hedging-related activities.
•	$2.4 million, or 7%, increase in brokerage and insurance income, primarily reflecting an increase in title insurance income due to higher mortgage refinance activity, and to a lesser degree an increase in fixed income product sales, partially offset by lower annuity income.
Partially offset by:
•	$14.9 million, or 18%, decrease in service charges on deposit accounts. This decline represented a decrease in personal NSF/OD service charges and was consistent with expectations related to the implementation of changes to Regulation E, the voluntary reduction in certain overdraft fee practices as part of our “Fair Play” banking philosophy introduced during the current quarter, as well as fewer customers overdrafting their accounts. As previously announced, in the 2009 fourth quarter the Federal Reserve Board amended Regulation E to prohibit charging overdraft fees for ATM or point-of-sale debit card transactions effective July 1, 2010, unless the customer opts-in to the overdraft service. Prior to the impact of implementing the amended Regulation E, for us such fees were approximately $90 million per year. Our basic strategy is to mitigate the potential impact by alerting our customers that we can no longer cover such overdrafts unless they opt-in to our overdraft service. To date, our opt-in results have surpassed our expectations. Also, during the quarter, we voluntarily reduced certain NSF/OD fees and introduced 24-Hour Grace™ on overdrafts.
•	$9.3 million, or 22%, decline in other income. This decline primarily reflected a $22.8 million benefit in the year-ago quarter representing the change in fair value of derivatives that did not qualify for hedge accounting. This was partially offset by a $7.5 million loss on commercial loans held for sale and other equity investment losses also in that same quarter. The change from the year-ago quarter also reflected the current quarter gain on the sale of SBA loans.
2010 Third Quarter versus 2010 Second Quarter
Noninterest income decreased $2.5 million, or 1%, from the prior quarter.
Table 15 — Noninterest Income — 2010 Third Quarter vs. 2010 Second Quarter

	2010		Change
(dollar amounts in thousands)	Third Quarter	Second Quarter	Amount	Percent
Service charges on deposit accounts	$65,932	$75,934	$(10,002)	(13)%
Brokerage and insurance income	36,376	36,498	(122)	—
Mortgage banking income	52,045	45,530	6,515	14
Trust services	26,997	28,399	(1,402)	(5)
Electronic banking	28,090	28,107	(17)	—
Bank owned life insurance income	14,091	14,392	(301)	(2)
Automobile operating lease income	11,356	11,842	(486)	(4)
Securities (losses) gains	(296)	156	(452)	N.M.
Other income	32,552	28,785	3,767	13

Total noninterest income	$267,143	$269,643	$(2,500)	(1)%

N.M., not a meaningful value.

The $2.5 million, or 1%, decrease in total noninterest income from the prior quarter reflected:
•	$10.0 million, or 13%, decrease in service charges on deposit accounts. This decline represented a decrease in personal NSF/OD service charges and was consistent with expectations related to the implementation of changes to Regulation E, as well as the voluntary reduction in certain overdraft fee practices as part of our “Fair Play” banking philosophy.
•	$1.4 million, or 5%, decline in trust services income, primarily reflecting the seasonal reduction in tax preparation fees.
Partially offset by:
•	$6.5 million, or 14%, increase in mortgage banking income. This increase reflected a $16.1 million increase in origination and secondary marketing income, as mortgage originations increased 39% with borrowers continuing to take advantage of low interest rates. This increase was partially offset by a $7.9 million decline in MSR hedging-related activities.
•	$3.8 million, or 13%, increase in other income, primarily reflecting a gain on sale of SBA loans.
2010 First Nine Months versus 2009 First Nine Months
Noninterest income for the first nine-month period of 2010 increased $16.5 million, or 2%, from the comparable year-ago period.
Table 16 — Noninterest Income — 2010 First Nine Months vs. 2009 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent
Service charges on deposit accounts	$211,205	$226,042	$(14,837)	(7)%
Brokerage and insurance income	108,636	105,996	2,640	2
Mortgage banking income	122,613	87,680	34,933	40
Trust services	83,161	76,364	6,797	9
Electronic banking	81,334	74,978	6,356	8
Bank owned life insurance income	44,953	40,817	4,136	10
Automobile operating lease income	35,501	39,139	(3,638)	(9)
Securities losses	(171)	(7,647)	7,476	(98)
Other income	90,406	117,730	(27,324)	(23)

Total noninterest income	$777,638	$761,099	$16,539	2%

N.M., not a meaningful value.

The following table details mortgage banking income and the net impact of MSR hedging activity for the first nine-month period of 2010 and 2009:
Table 17 — Year to Date Mortgage Banking Income and Net Impact of MSR Hedging

	Nine Months Ended
	September 30,		YTD Change 2010 vs 2009
(in thousands, except as noted)	2010	2009	Amount	Percent
Mortgage Banking Income
Origination and secondary marketing	$69,204	$78,238	$(9,034)	(12)%
Servicing fees	36,649	36,205	444	1
Amortization of capitalized servicing	(33,205)	(36,780)	3,575	(10)
Other mortgage banking income	11,840	18,894	(7,054)	(37)

Subtotal	84,488	96,557	(12,069)	(12)
MSR valuation adjustment(1)	(44,040)	18,814	(62,854)	N.M.
Net trading gains (losses) related to MSR hedging	82,165	(27,691)	109,856	N.M.
Total mortgage banking income	$122,613	$87,680	$34,933	40%

Mortgage originations (in millions)	$3,649	$4,131	$(482)	(12)%

Average trading account securities used to hedge MSRs (in millions)	23	87	(64)	(74)
Capitalized mortgage servicing rights(2)	161,594	200,969	(39,375)	(20)
Total mortgages serviced for others (in millions) (2)	15,713	16,145	(432)	(3)
MSR % of investor servicing portfolio	1.03%	1.24%	(0.21)%	N.M. %
Net Impact of MSR Hedging
MSR valuation adjustment(1)	$(44,040)	$18,814	$(62,854)	N.M. %
Net trading gains (losses) related to MSR hedging	82,165	(27,691)	109,856	N.M.
Net interest income related to MSR hedging	259	2,831	(2,572)	(91)

Net impact of MSR hedging	$38,384	$(6,046)	$44,430	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
The $16.5 million, or 2%, increase in total noninterest income reflected:
•	$34.9 million, or 40%, increase in mortgage banking income. This reflected a $44.4 million increase from net MSR hedging-related activities. This benefit was partially offset by a $9.0 million decline on origination and secondary marketing income, as mortgage originations declined 12% from the prior year-ago period.
•	$7.5 million, or 98%, improvement in securities losses.
•	$6.8 million, or 9%, increase in trust services income, primarily reflecting a combination of higher asset market values, asset growth, and fee increases.
•	$6.4 million, or 8%, increase in electronic banking reflecting increased debit card transaction volumes and a $3.3 million Visa® rebate for check card volume growth.
Partially offset by:
•	$27.3 million, or 23%, decline in other income. This decline primarily reflected a $20.3 million benefit in the year-ago period representing the change in fair value of derivatives that did not qualify for hedge accounting. This was partially offset by a $7.5 million loss on commercial loans held for sale and other equity investment losses also in that same period. The change from the year-ago period also reflected the current quarter gain on the sale of SBA loans.

•	$14.8 million, or 7%, decline in service charges on deposit accounts, reflecting lower personal service charges due to a combination of factors including lower activity levels, as well as the implementation of the amendment to Regulation E and our “Fair Play” banking philosophy.
For additional information regarding noninterest income, see the “Legislative and Regulatory” section located within the “Executive Overview” section.
Noninterest Expense
(This section should be read in conjunction with Significant Items 1, 3, and 6.)
The following table reflects noninterest expense for each of the past five quarters:
Table 18 — Noninterest Expense

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Personnel costs	$208,272	$194,875	$183,642	$180,663	$172,152
Outside data processing and other services	38,553	40,670	39,082	36,812	38,285
Deposit and other insurance expense	23,406	26,067	24,755	24,420	23,851
Net occupancy	26,718	25,388	29,086	26,273	25,382
OREO and foreclosure expense	12,047	4,970	11,530	18,520	38,968
Equipment	21,651	21,585	20,624	20,454	20,967
Professional services	20,672	24,388	22,697	25,146	18,108
Amortization of intangibles	15,145	15,141	15,146	17,060	16,995
Automobile operating lease expense	9,159	9,667	10,066	10,440	10,589
Marketing	20,921	17,682	11,153	9,074	8,259
Telecommunications	5,695	6,205	6,171	6,099	5,902
Printing and supplies	4,062	3,893	3,673	3,807	3,950
Gain on early extinguishment of debt	—	—	—	(73,615)	(60)
Other	21,008	23,279	20,468	17,443	17,749

Total noninterest expense	$427,309	$413,810	$398,093	$322,596	$401,097

Number of employees (full-time equivalent), at period-end	11,279	11,117	10,678	10,272	10,194

2010 Third Quarter versus 2009 Third Quarter
Noninterest expense increased $26.2 million, or 7%, from the year-ago quarter.
Table 19 — Noninterest Expense — 2010 Third Quarter vs. 2009 Third Quarter

	Third Quarter		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent
Personnel costs	$208,272	$172,152	$36,120	21%
Outside data processing and other services	38,553	38,285	268	1
Deposit and other insurance expense	23,406	23,851	(445)	(2)
Net occupancy	26,718	25,382	1,336	5
OREO and foreclosure expense	12,047	38,968	(26,921)	(69)
Equipment	21,651	20,967	684	3
Professional services	20,672	18,108	2,564	14
Amortization of intangibles	15,145	16,995	(1,850)	(11)
Automobile operating lease expense	9,159	10,589	(1,430)	(14)
Marketing	20,921	8,259	12,662	N.M.
Telecommunications	5,695	5,902	(207)	(4)
Printing and supplies	4,062	3,950	112	3
Gain on early extinguishment of debt	—	(60)	60	N.M.
Other expense	21,008	17,749	3,259	18

Total noninterest expense	$427,309	$401,097	$26,212	7%

Number of employees (full-time equivalent), at period-end	11,279	10,194	1,085	11%

N.M., not a meaningful value.
The $26.2 million, or 7%, increase in total noninterest expense from the year-ago quarter reflected:
•	$36.1 million, or 21%, increase in personnel costs, primarily reflecting an 11% increase in full-time equivalent staff in support of strategic initiatives, as well as higher commissions and other incentive expenses, and the reinstatement of our 401(k) plan matching contribution.
•	$12.7 million increase in marketing expense, reflecting increases in branding, direct mail, and product advertising activities in support of strategic initiatives.
•	$3.3 million, or 18%, increase in other expense, reflecting increased travel and miscellaneous fees.
•	$2.6 million, or 14%, increase in professional services, reflecting higher consulting and legal expenses.
Partially offset by:
•	$26.9 million, or 69%, decline in OREO and foreclosure expense.

2010 Third Quarter versus 2010 Second Quarter
Noninterest expense increased $13.5 million, or 3%, from the prior quarter.
Table 20 — Noninterest Expense — 2010 Third Quarter vs. 2010 Second Quarter

	2010		Change
(dollar amounts in thousands)	Third Quarter	Second Quarter	Amount	Percent
Personnel costs	$208,272	$194,875	$13,397	7%
Outside data processing and other services	38,553	40,670	(2,117)	(5)
Deposit and other insurance expense	23,406	26,067	(2,661)	(10)
Net occupancy	26,718	25,388	1,330	5
OREO and foreclosure expense	12,047	4,970	7,077	N.M.
Equipment	21,651	21,585	66	—
Professional services	20,672	24,388	(3,716)	(15)
Amortization of intangibles	15,145	15,141	4	—
Automobile operating lease expense	9,159	9,667	(508)	(5)
Marketing	20,921	17,682	3,239	18
Telecommunications	5,695	6,205	(510)	(8)
Printing and supplies	4,062	3,893	169	4
Other expense	21,008	23,279	(2,271)	(10)

Total noninterest expense	$427,309	$413,810	$13,499	3%

Number of employees (full-time equivalent), at period-end	11,279	11,117	162	1%

N.M., not a meaningful value.
The $13.5 million, or 3%, increase in total noninterest expense from the prior quarter reflected:
•	$13.4 million, or 7%, increase in personnel costs, reflecting a combination of factors including higher salaries due to a 1% increase in full-time equivalent staff in support of strategic initiatives, higher sales commissions, and retirement fund and 401(k) plan expenses.
•	$7.1 million increase in OREO and foreclosure expense, as the prior quarter included a $3.7 million OREO gain and the current quarter included a $2.0 million Franklin-related OREO loss.
•	$3.2 million, or 18%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.
Partially offset by:
•	$3.7 million, or 15%, decrease in professional services, reflecting lower legal and consulting fees.
•	$2.7 million, or 10%, decline in deposit and other insurance expense, primarily reflecting our decision to exit the FDIC’s TAGP program.
•	$2.3 million, or 10%, decrease in other expense, as the expense associated with increases in repurchase reserves related to representations and warranties made on mortgage loans sold declined $4.2 million.
•	$2.1 million, or 5%, decline in outside data processing and other services, reflecting the reduction of Franklin servicing costs given the sale of the related loans, partially offset by higher outside programming costs.

2010 First Nine Months versus 2009 First Nine Months
Noninterest expense for the first nine-month period of 2010 decreased $2,471.6 million, or 67%, from the comparable year-ago period.
Table 21 — Noninterest Expense — 2010 First Nine Months vs. 2009 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2010	2009	Amount	Percent
Personnel costs	$586,789	$519,819	$66,970	13%
Outside data processing and other services	118,305	111,283	7,022	6
Deposit and other insurance expense	74,228	89,410	(15,182)	(17)
Net occupancy	81,192	79,000	2,192	3
OREO and foreclosure expense	28,547	75,379	(46,832)	(62)
Equipment	63,860	62,663	1,197	2
Professional services	67,757	51,220	16,537	32
Amortization of intangibles	45,432	51,247	(5,815)	(11)
Automobile operating lease expense	28,892	32,920	(4,028)	(12)
Marketing	49,756	23,975	25,781	N.M.
Telecommunications	18,071	17,880	191	1
Printing and supplies	11,628	11,673	(45)	—
Goodwill impairment	—	2,606,944	(2,606,944)	N.M.
Gain on early extinguishment of debt	—	(73,827)	73,827	N.M.
Other expense	64,756	51,262	13,494	26

Total noninterest expense	$1,239,213	$3,710,848	$(2,471,635)	(67)%

Number of employees (full-time equivalent), at period-end	11,279	10,194	1,085	11%

N.M., not a meaningful value.
The $2,471.6 million, or 67%, decrease in total noninterest expense reflected:
•	$2,606.9 million of goodwill impairment in the year-ago period.
•	$46.8 million, or 62%, decrease in OREO and foreclosure expense reflecting lower OREO losses.
•	$15.2 million, or 17%, decline in deposit and other insurance expense, primarily due to a $23.6 million FDIC insurance special assessment in the year-ago period, partially offset by higher FDIC insurance costs in the current period as premium rates increased and the level of deposits grew.
Partially offset by:
•	$73.8 million benefit in the year-ago period from a gain on the early extinguishment of debt.
•	$67 million, or 13%, increase in personnel costs, reflecting a combination of factors including higher salaries due to a 11% increase in full-time equivalent staff in support of strategic initiatives, higher sales commissions, and retirement fund and 401(k) plan expenses.
•	$25.8 million increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.
•	$16.5 million, or 32%, increase in professional services, reflecting higher legal and consulting fees.
•	$13.5 million, or 26%, increase in other expense, reflecting a combination of factors including an increase in repurchase reserves related to representations and warranties made on mortgage loans sold and an increase in other miscellaneous expenses in support of implementing strategic initiatives, partially offset by a decrease in franchise and other taxes.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 2 and 6.)
The provision for income taxes in the 2010 third quarter was $29.7 million. This compared with a tax expense of $13.3 million in the 2010 second quarter and a tax benefit of $91.2 million in the 2009 third quarter. As of September 30, 2010, a net deferred tax asset of $389.5 million was recorded. There was no impairment to the deferred tax asset as a result of projected taxable income.
In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and nonincome taxes. Also, we are subject to on-going tax examinations in various jurisdictions. Federal income tax audits have been completed through 2005. In 2009, the Internal Revenue Service (IRS) began the audit of our consolidated federal income tax returns for tax years 2006 and 2007. Various state and other jurisdictions remain open to examination for tax years 2000 and forward. The IRS as well as state tax officials from Ohio, Kentucky, and Illinois have proposed adjustments to our previously filed tax returns. We believe the tax positions taken by us related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and we intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. (See Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding unrecognized tax benefits.)

Credit Risk
Credit risk is the risk of loss due to our counterparties not being able to meet their financial obligations under agreed upon terms. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our investment and derivatives activities. Credit risk is incidental to trading activities and represents a significant risk that is associated with our investment securities portfolio (see “Investment Securities Portfolio” discussion). The material change in the economic conditions and the resulting changes in borrower behavior over the past two years resulted in our focusing significant resources to the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes.
Asset quality metrics have improved over the first nine-month period of 2010, reflecting our proactive portfolio management policies as well as a stabilizing, yet still weak, economy during 2010 compared with 2009. Our portfolio management policies were enacted in 2009 and continue today, demonstrating our commitment to maintaining a low-to-moderate risk profile. To that end, we continue to expand our resources in the risk management areas of the company. The improvements in the asset quality metrics, including lower levels of NPLs, “criticized” and “classified” assets, and delinquencies have all been achieved through these policies and commitments.
The weak residential real estate market and U.S. economy has had a significant impact on the financial services industry as a whole, and specifically on our financial results. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and charge-offs, including loans to builders and developers of residential real estate. In addition, the U.S. recession during 2008 and 2009 and continued high unemployment have hindered any significant recovery. As a result, we experienced higher than historical levels of delinquencies and charge-offs in our loan portfolios during 2009 and 2010. The value of our investment securities backed by residential and commercial real estate were also impacted by a lack of liquidity in the financial markets and anticipated credit losses.
Loan and Lease Credit Exposure Mix
At September 30, 2010, total loans and leases totaled $37.5 billion, representing a 1% increase from the prior quarter, and essentially unchanged from the year-ago quarter. Despite the relatively small overall change, the composition of the portfolio has changed significantly over the past 12 months. From September 30, 2009 to September 30, 2010, the commercial portfolio decreased by $1.9 billion, or 9%, primarily as a result of a planned strategy to reduce the concentration of our noncore CRE portfolio. This decline was offset by an increase in the consumer portfolio, primarily driven by the automobile loan portfolio. Over the past 12 months, we leveraged our indirect automobile finance business to generate high credit-quality loan originations and consolidated a $1.0 billion loan securitization.
At September 30, 2010, commercial loans totaled $19.3 billion, and represented 52% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, size, and geography within our footprint, and is comprised of the following (see “Commercial Credit” discussion):
Commercial and Industrial (C&I) loans - C&I loans represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are commercial customers doing business within our geographic regions. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the underwriting process, which focuses on cash flow from operations to repay the debt. The operation, sale, or refinancing of the real estate is not considered the primary repayment source for these types of loans. We have recently enhanced our Asset-Based Lending (ABL) area by adding ABL professionals to take advantage of market opportunities, and to better leverage the manufacturing base in our primary markets.
Commercial real estate (CRE) loans - CRE loans consist of loans for income producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE loans - Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, condominiums), office, and warehouse product types. Generally, these loans are for construction projects that have been presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
Total consumer loans were $18.2 billion at September 30, 2010, and represented 48% of our total loan and lease credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion).
Automobile loans/leases - Automobile loans/leases is primarily comprised of loans made through automotive dealerships and includes exposure in selected out-of-market states. In 2009, we exited several out-of-market states, including Florida, Arizona, and Nevada, positively impacting our 2009 and 2010 loss rates. In the first nine-month period of 2010, we expanded into eastern Pennsylvania and five New England states. The recent expansions included hiring experienced colleagues with existing dealer relationships in those markets. No out-of-market state represented more than 5% of our total automobile loan and lease portfolio. Our automobile lease portfolio represents an immaterial portion of the total portfolio as we exited the automobile leasing business during the 2008 fourth quarter.
Home equity - Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the home equity product as the primary source of financing their home. The proportion of first-lien loans has increased significantly in our portfolio over the past 24 months. Real estate market values at the time of origination directly affect the amount of credit extended and subsequent changes in these values impact the severity of losses. We actively manage the amount of credit extended through formal debt-to-income policies and loan-to-value (LTV) maximums.
Residential mortgages - Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. Generally speaking, our practice is to sell a significant portion of our fixed-rate originations in the secondary market.
Table 22 — Loan and Lease Portfolio Composition

	2010						2009
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial(1)
Commercial and industrial(2)	$12,425	34%	$12,392	34%	$12,245	33%	$12,888	35%	$12,547	34%
Commercial real estate:
Construction	738	2	1,106	3	1,443	4	1,469	4	1,815	5
Commercial(2)	6,174	16	6,078	16	6,013	16	6,220	17	6,900	18

Total commercial real estate	6,912	18	7,184	19	7,456	20	7,689	21	8,715	23

Total commercial	19,337	52	19,576	53	19,701	53	20,577	56	21,262	57

Consumer:
Automobile loans(3)	5,296	14	4,712	13	4,212	11	3,144	9	2,939	8
Automobile leases	89	—	135	—	191	1	246	1	309	1
Home equity	7,690	21	7,510	20	7,514	20	7,563	21	7,576	20
Residential mortgage	4,511	12	4,354	12	4,614	12	4,510	12	4,468	12
Other loans	578	1	683	2	700	3	751	2	750	2

Total consumer	18,164	48	17,394	47	17,231	47	16,214	44	16,042	43

Total loans and leases	$37,501	100%	$36,970	100%	$36,932	100%	$36,791	100%	$37,304	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	The 2009 fourth quarter reflected net reclassifications from commercial real estate loans to commercial and industrial loans of $589.0 million.

(3)	The 2010 first quarter included an increase of $730.5 million resulting from the adoption of a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction.

Commercial Credit
The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default (severity of loss). This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-given-default is rated on a 1-16 scale and is applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. As an example, the retail projects segment of the CRE portfolio has received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Retail Properties” discussion). We continually review and adjust our risk-rating criteria based on actual experience. The analysis and review process results in a continuously updated determination of the risk level in the portfolio. The risk-rating process is the basis for the calculation of an appropriate ALLL amount for our commercial loan portfolio.
Commercial loans rated as “Other Loans Especially Mentioned” (OLEM), “substandard”,“doubtful”, or “loss” are categorized as “criticized”. Commercial loans rated as “substandard”, “doubtful”, or “loss” are categorized as “classified.” Commercial loans may be designated as “criticized” when warranted by individual borrower performance or by industry and environmental factors. Commercial “criticized” loans are subjected to additional monthly reviews to adequately assess the borrower’s credit status and take appropriate action. We re-evaluate the risk-rating of these “criticized” commercial loans when conditions change and an adjustment in rating, either an upgrade or downgrade, is warranted. Changes in the rating can be impacted by borrower performance, external factors such as industry and economic changes, as well as structural changes to the loan arrangements including, but not limited to, amortization, collateral, guarantees, and covenants.
Essentially all commercial loans rated “classified” are managed by our Special Assets Division (SAD) workout group. Our SAD group is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the managed “classified” loans.
Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as geographically throughout our footprint. During 2009, we engaged in a large number of enhanced portfolio management initiatives, including a review to ensure the appropriate classification of CRE loans. The results of this initiative included reclassifications in 2009 totaling $1.4 billion that increased C&I loan balances, and correspondingly decreased CRE loan balances, primarily representing owner-occupied properties. We believe the changes provide improved visibility and clarity to us and our investors. We have continued our active portfolio management processes into the first nine-month period of 2010, primarily focusing on improving our ability to identify changing conditions at the borrower level, which in most cases, significantly improves the outcome.
Certain segments of our commercial loan portfolio are discussed in further detail below:
COMMERCIAL REAL ESTATE (CRE) PORTFOLIO
As shown in the following table, CRE loans totaled $6.9 billion and represented 18% of our total loan exposure at September 30, 2010. While there is a concentration in retail properties, we are working to reduce this exposure to less than 20% of the total CRE portfolio. There is no geographic concentration within the Other category, and we have very limited out of footprint lending in the CRE portfolio.

Table 23 — Commercial Real Estate Loans by Property Type and Property Location

	September 30, 2010
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%
Retail properties	$760	$182	$141	$197	$6	$54	$45	$482	$1,867	27%
Multi family	727	120	91	70	35	2	71	112	1,228	18
Office	591	245	105	56	20	23	58	54	1,152	17
Industrial and warehouse	421	183	43	73	14	35	11	82	862	12
Single family home builders	385	62	34	17	15	60	17	44	634	9
Lines to real estate companies	479	35	16	7	—	1	7	5	550	8
Hotel	139	49	18	36	—	—	47	97	386	6
Raw land and other land uses	57	32	5	7	5	3	3	12	124	2
Health care	27	27	15	3	—	—	—	—	72	1
Other	23	3	2	1	7	—	—	1	37	1

Total	$3,609	$938	$470	$467	$102	$178	$259	$889	$6,912	100%

% of total portfolio	52%	14%	7%	7%	1%	3%	4%	13%	100%

Net charge-offs (for the first nine-month period of 2010)	$115.8	$30.1	$3.4	$3.4	$2.8	$13.2	$2.6	$59.4	$230.7
Net charge-offs - annualized %	4.01%	4.02%	0.91%	0.91%	3.36%	9.26%	1.27%	8.35%	4.17%

Nonaccrual loans	$273.7	$43.3	$12.6	$11.5	$5.1	$11.8	$26.5	$94.3	$478.8
% of related outstandings	7.58%	4.62%	2.68%	2.46%	5.00%	6.63%	10.23%	10.61%	6.93%
CRE loan credit quality data regarding NCOs and nonaccrual loans (NALs) by industry classification code are presented in the following table:
Table 24 — Commercial Real Estate Loans Credit Quality Data by Property Type

	Net Charge-offs				Nonaccrual Loans
	Nine Months Ended September 30,				September 30,		December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Percentage	Amount	Percentage	Amount	Percent (1)	Amount	Percent (1)
Retail properties	$86.6	5.72%	$131.6	7.65%	$124.7	6.68%	$253.6	11.99%
Industrial and warehouse	25.6	3.84	33.8	3.91	61.4	7.13	120.8	12.96
Single family home builder	52.3	9.32	143.8	16.83	130.1	20.52	262.4	30.62
Multi family	25.6	2.61	56.6	4.91	67.9	5.53	129.0	9.43
Lines to real estate companies	7.3	1.60	35.4	4.32	17.3	3.15	22.7	3.56
Office	15.6	1.81	12.3	1.32	38.7	3.36	87.3	7.82
Hotel	2.0	0.69	0.6	—	17.2	4.47	10.9	2.91
Raw land and other land uses	14.9	15.09	9.8	7.72	15.6	12.62	42.4	32.12
Health care	0.1	0.15	—	—	0.5	0.69	0.7	0.58
Other	0.7	2.39	0.7	1.62	5.3	14.43	6.0	15.79

Total	$230.7	4.17%	$424.6	6.03%	$478.8	6.93%	$935.8	12.17%

(1)	Represents percentage of related outstanding loans.
As shown in the table above, CRE NCOs during the first nine-month period of 2010 were materially lower than in the comparable year-ago period. This is consistent with our view that we were active in addressing problem credits in 2009 and the market has stabilized from the steep decline evident in 2008 and 2009. While we continue to see stress in the CRE portfolio, the results of the first nine-months of 2010 have significantly improved compared with the year-ago period. In terms of dollars, CRE NALs in the Retail Properties and Single Family Home Builders segments were substantially lower at September 30, 2010 compared with September 30, 2009. Total CRE NALs have declined 49% compared with December 31, 2009 levels as a result of our portfolio management strategies and charge-off decisions.

We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include product-type specific policies such as LTV ratios, debt service coverage ratios, and pre-leasing requirements, as applicable. Generally, we: (a) limit our loans to 80% of the appraised value of the commercial real estate, (b) require net operating cash flows to be 125% of required interest and principal payments, and (c) if the commercial real estate is non-owner-occupied, require that at least 50% of the space of the project be pre-leased.
Dedicated real estate professionals within our Commercial Real Estate business segment team originated the majority of the portfolio, with the remainder obtained from prior acquisitions. Appraisals from approved vendors are reviewed by an internal appraisal review group of MAI certified appraisers to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and represents a significant piece of the credit risk management strategies employed for this portfolio. Our credit review staff provides an assessment of the quality of the underwriting and structure and validates the risk rating assigned to the loan.
Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Given the stressed environment for some loan types, we perform on-going portfolio level reviews of certain segments such as the retail properties segment (see “Retail Properties” discussion). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of these reviews indicate that some additional stress is likely due to the current economic conditions. Property values are updated using appraisals on a regular basis to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers as well as an in-depth knowledge of CRE project lending and the market environment.
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
Retail Properties
Our portfolio of CRE loans secured by retail properties totaled $1.9 billion, or approximately 5% of total loans and leases, at September 30, 2010. Loans within this portfolio segment declined $0.2 billion, or 12%, from $2.1 billion at December 31, 2009. Credit approval in this portfolio segment is generally dependent on pre-leasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
The continued weakness of the economic environment in our geographic regions continues to impact the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, and the expectation these levels will remain stressed for the foreseeable future are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity on this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, and other data, to assess and manage our credit concentration risks. We review the majority of this portfolio segment on a monthly basis.
Single Family Home Builders
At September 30, 2010, we had $0.6 billion of CRE loans to single family home builders. Such loans represented 2% of total loans and leases. Of this portfolio segment, 65% were to finance construction projects, 16% to finance land under development, and 19% to finance land held for development. The $0.6 billion represented a $0.2 billion, or 26%, decrease compared with $0.9 billion at December 31, 2009. The decrease primarily reflected run-off activity as few new loans have been originated since 2008, property sale activity, and charge-offs. Based on portfolio management processes over the past 30 months, including charge-off activity, we believe we have substantially addressed the credit issues in this portfolio. We do not anticipate any future significant credit impact from this portfolio segment.

Core and Noncore portfolios
Each CRE loan is classified as either core or noncore. We separated the CRE portfolio into these categories in order to provide more clarity around our portfolio management strategies and to provide additional clarity for us and our investors. We believe segregating the noncore CRE from core CRE improves our ability to understand the nature, performance prospects, and problem resolution opportunities of this segment, thus allowing us to continue to deal proactively with future credit issues.
A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship that generates an acceptable return on capital or the prospect of establishing one. The core CRE portfolio was $4.0 billion at September 30, 2010, representing 58% of total CRE loans. The performance of the core portfolio in the current quarter met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable.
A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the credit product, with no immediate prospects for improvement. The noncore CRE portfolio declined from $3.7 billion at December 31, 2009, to $2.9 billion at September 30, 2010, and represented 42% of total CRE loans. Of the loans in the noncore portfolio at September 30, 2010, 51% were classified as “pass” or better, 95% had guarantors, 99% were secured, and 90% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.4 billion, or 15%, of related outstanding balances, are classified as NALs. SAD administered $1.4 billion, or 48%, of total noncore CRE loans at September 30, 2010. We expect to exit the majority of noncore CRE relationships over time through normal repayments, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core requirements.
The table below provides the segregation of the CRE portfolio into core and noncore segments as of September 30, 2010:
Table 25 — Core Commercial Real Estate Loans by Property Type and Property Location

	September 30, 2010
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%
Core portfolio:
Retail properties	$475	$106	$80	$89	$3	$41	$38	$372	$1,204	17%
Office	337	160	72	22	11	8	41	53	704	10
Multi family	267	89	51	32	8	—	43	64	554	8
Industrial and warehouse	290	64	25	43	3	3	9	82	519	8
Lines to real estate companies	343	26	8	4	—	1	5	4	391	6
Hotel	75	34	8	25	—	—	41	84	267	4
Single family home builders	123	31	7	2	—	21	9	15	208	3
Raw land and other land uses	32	30	3	2	—	2	3	10	82	1
Health care	13	7	13	3	—	—	—	—	36	1
Other	10	2	2	1	8	—	—	1	24	—

Total core portfolio	1,965	549	269	223	33	76	189	685	3,989	58
Total noncore portfolio	1,644	388	201	245	69	102	70	204	2,923	42

Total commercial real estate	$3,609	$937	$470	$468	$102	$178	$259	$889	$6,912	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:
Table 26 — Commercial Real Estate — Core vs. Noncore Portfolios

	September 30, 2010
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,989	$2	$165	4.14%	4.18%	$51.3

Noncore — Special Assets Division (2)	1,394	469	360	25.82	44.50	352.8
Noncore — Other	1,529	33	138	9.03	10.95	74.7

Total noncore	2,923	502	498	17.04	29.20	427.5

Total commercial real estate	$6,912	$504	$663	9.59%	15.74%	$478.8

	December 31, 2009
Total core	$4,038	$—	$168	4.16%	4.16%	$3.8

Noncore — Special Assets Division (2)	1,809	511	410	22.66	39.70	861.0
Noncore — Other	1,842	26	186	10.10	11.35	71.0

Total noncore	3,651	537	596	16.32	27.05	932.0

Total commercial real estate	$7,689	$537	$764	9.94%	15.82%	$935.8

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)

(2)	Noncore loans managed by our Special Assets Division, the area responsible for managing loans and relationships designated as monitored credits.
As shown in the above table, the ending balance of the CRE portfolio at September 30, 2010 declined $0.8 billion compared with December 31, 2009. Of this decline, 94% occurred in the noncore segment of the portfolio and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. We anticipate further declines in future periods based on our overall strategy regarding the CRE portfolio.
Also as shown above, substantial reserves for the noncore portfolio have been established. At September 30, 2010, the ACL related to the noncore portfolio was 17.04%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a measurement, called a “credit mark”, that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. We believe the combined credit activity is appropriate for each of the CRE segments.
COMMERCIAL AND INDUSTRIAL (C&I) PORTFOLIO
The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the on-going operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, or inventory. In many cases, the loans are secured by real estate, although the operation, sale, or refinancing of the real estate is not a primary source of repayment for the loan. For loans secured by real estate, appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements.
There were no outstanding commercial loans considered an industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and automotive suppliers. However, the combined total of these segments represented only 10% of the total C&I portfolio. We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.
C&I borrowers have been challenged by the continued weak economy, and some borrowers may no longer have sufficient capital to withstand the protracted stress. As a result, these borrowers may not be able to comply with the original terms of their credit agreements. We continue to focus on-going attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages over the past 12 months.

As shown in the following table, C&I loans totaled $12.4 billion at September 30, 2010:
Table 27 — Commercial and Industrial Loans and Leases by Industry Classification

	September 30, 2010
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent

Industry Classification:
Services	$4,834	26%	$3,697	30%
Manufacturing	3,379	18	2,100	17
Finance, insurance, and real estate	1,949	11	1,378	11
Retail trade — auto dealers	1,672	9	1,115	9
Retail trade — other than auto dealers	1,683	9	1,215	10
Wholesale trade	1,538	8	917	7
Transportation, communications, and utilities	1,218	7	719	6
Contractors and construction	928	5	539	4
Energy	641	4	413	3
Agriculture and forestry	342	2	246	2
Public administration	88	1	81	1
Other	7	—	5	—

Total	$18,279	100%	$12,425	100%

C&I loan credit quality data regarding NCOs and NALs by industry classification are presented in the table below:
Table 28 — Commercial and Industrial Credit Quality Data by Industry Classification

	Net Charge-offs				Nonaccrual Loans
	Nine Months Ended September 30,				September 30,		At December 31,
	2010		2009		2010		2009
(dollar amounts in millions)	Amount	Annualized %	Amount	Annualized %	Amount	Percent (1)	Amount	Percent (1)
Industry Classification:
Manufacturing	$54.7	3.51%	$76.0	4.40%	$102.9	4.90%	$136.8	6.21%
Services	81.6	2.97	48.8	1.65	113.2	3.06	163.9	4.20
Contractors and construction	13.0	3.56	11.4	3.02	23.3	4.32	41.6	8.98
Finance, insurance, and real estate (2)	19.1	1.37	163.7	9.86	51.3	3.73	98.0	4.17
Transportation, communications, and utilities	7.1	1.37	15.4	2.82	25.2	3.50	30.6	4.09
Retail trade — other than auto dealers	14.8	1.85	37.7	5.28	43.4	3.57	58.5	6.38
Energy	1.3	0.43	3.5	1.13	9.3	2.26	10.7	2.62
Retail trade — auto dealers	1.5	0.21	0.2	0.03	2.6	0.24	3.0	0.33
Public administration	0.2	0.25	0.3	0.31	—	0.06	0.1	0.12
Agriculture and forestry	0.5	0.33	0.2	0.14	6.6	2.70	5.1	2.65
Wholesale trade	0.7	0.12	19.5	3.02	20.5	2.24	29.5	4.28
Other	1.3	16.37	1.1	5.43	0.1	0.84	0.6	2.14

Total (2)	$195.8	2.12%	$377.8	3.78%	$398.4	3.21%	$578.4	4.49%

(1)	Represents percentage of total related outstanding loans.

(2)	The nine-month period of 2009 included charge-offs totaling $114.4 million associated with the 2009 Franklin restructuring (see Significant Item 2).

FRANKLIN RELATIONSHIP
(This section should be read in conjunction with Significant Item 2 and Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
During the 2010 second quarter, $397.7 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323.4 million were transferred to loans held for sale. At the time of the transfer to loans held for sale, the loans were marked to the lower of cost or fair value less costs to sell. This resulted in charge-offs at the time of the transfer which, when added to other charge-offs during the quarter, resulted in total 2010 second quarter Franklin-related NCOs of $80.0 million ($64.2 million related to residential mortgages and $15.9 million related to home equity loans, partially offset by $0.2 million of C&I net recoveries). The 2010 second quarter provision for credit losses included $80.0 million related to Franklin, with $75.5 million related to transferring the loans to loans held for sale. During the 2010 third quarter, the Franklin-related residential mortgages and home equity loans were sold at essentially book value. In the 2010 third quarter, Franklin-related consumer NCOs totaled $4.5 million ($3.4 million of residential mortgage NCOs and $1.2 million of home equity loan NCOs), which were offset by $4.5 million of Franklin-related commercial net recoveries. At September 30, 2010, the only Franklin-related assets remaining were $15.3 million of OREO properties, which have been marked to the lower of cost or fair value less costs to sell.
Consumer Credit
Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, the type of exposure, and the transaction structure. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The continuous analysis and review process for loans secured by real estate includes updated value estimates in addition to the quarterly FICO score updates. The results of the on-going performance assessment process are used in the determination of an appropriate ALLL amount for our consumer loan portfolio.
In the first nine-month period of 2010, we took advantage of market opportunities that allowed us to grow our automobile loan portfolio. The significant growth in the portfolio was accomplished while maintaining high credit quality metrics. As we take advantage of these opportunities, we are developing alternative plans to address any growth in excess of our established portfolio concentration limits, including both securitizations and loan sales.
The residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. The continued slowdown in the housing market has negatively impacted the performance of our residential mortgage and home equity portfolios. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected. Given the continued economic weaknesses in our markets, the home equity and residential mortgage portfolios are particularly noteworthy, and are discussed in greater detail below:
Table 29 — Selected Home Equity and Residential Mortgage Portfolio Data (1)

	Home Equity Loans		Home Equity Lines of Credit		Residential Mortgages
(dollar amounts in millions)	09/30/10	12/31/09	09/30/10	12/31/09	09/30/10	12/31/09
Ending Balance	$2,505	$2,616	$5,184	$4,946	$4,511	$4,510
Portfolio Current Weighted Average LTV ratio(2)	70%	71%	77%	77%	77%	76%
Portfolio Weighted Average FICO(3)	730	716	740	723	719	698

	Nine Months Ended September 30, 2010
	Home Equity Loans	Home Equity Lines of Credit	Residential Mortgages (4)
Originations	$369.9	$1,075.0	$1,179.4
Origination Weighted Average LTV ratio(2)	61%	74%	81%
Origination Weighted Average FICO(3)	765	766	760

(1)	Excludes Franklin-related loans.

(2)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at origination.

(3)	Portfolio Weighted Average FICO reflects currently updated customer credit scores whereas Origination Weighted Average FICO reflects the customer credit scores at the time of loan origination.

(4)	Represents only owned-portfolio originations.

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
We focus on high-quality borrowers primarily located within our geographic footprint. The majority of our home equity borrowers consistently pay more than the required amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services.
We believe we have granted credit conservatively within this portfolio. We have not originated “stated income” home equity loans or lines-of-credit that allow negative amortization. Also, we have not originated home equity loans or lines-of-credit with an LTV ratio at origination greater than 100%, except for infrequent situations with high-quality borrowers. However, continued declines in housing prices have likely eliminated a portion of the collateral for this portfolio and it is likely some loans with an original LTV ratio of less than 100% currently have an LTV ratio above 100%. At September 30, 2010, over 35% of our home equity portfolio was secured by a first-mortgage lien on the property. The risk profile is substantially improved when we hold a first-mortgage lien position. In the first nine-month period of 2010, approximately 65% of our home equity portfolio originations (both loans and lines-of-credit) were secured by a first-mortgage lien.
For certain home equity loans and lines-of-credit, we may utilize Automated Valuation Methodology (AVM) or other model-driven value estimates during the credit underwriting process. We utilize a series of credit parameters to determine the appropriate valuation methodology. We believe the AVM is an appropriate valuation source for a portion of our home equity lending activities. Regardless of the estimate methodology, we supplement our underwriting with a third-party fraud detection system to limit our exposure to “flipping”, and outright fraudulent transactions. We update values as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management, as well as our workout and loss mitigation functions.
We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. We focus production primarily within our banking footprint or to existing customers.
RESIDENTIAL MORTGAGES
We focus on higher-quality borrowers and underwrite all applications centrally, often through the use of an automated underwriting system. We do not originate residential mortgage loans that allow negative amortization or allow the borrower multiple payment options.
All residential mortgage loans are originated based on a complete appraisal during the credit underwriting process. Additionally, we supplement our underwriting with a third-party fraud detection system as used in the home equity portfolio to limit our exposure to “flipping” and outright fraudulent transactions. We update values in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.
A majority of our residential mortgage loans have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 58% of our total residential mortgage loan portfolio at September 30, 2010. At September 30, 2010, ARM loans expected to have rates reset totaled $173.2 million for the remainder of 2010 and $958.6 million for 2011. Given the quality of our borrowers and the relatively low current interest rates, we believe we have relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate reset date, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.
We had $0.3 billion of Alt-A mortgage loans in the residential mortgage loan portfolio at September 30, 2010, compared with $0.4 billion at December 31, 2009. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies that included reliance on stated income, stated assets, or higher LTV ratios. This portfolio continues to decline as we stopped originating these loans in 2007. At September 30, 2010, borrowers for Alt-A mortgages had an average current FICO score of 682 and the loans had an average current LTV ratio of 86%, compared with 662 and 87%, respectively, at December 31, 2009. Total Alt-A NCOs during the first nine-month period of 2010 were $12.2 million, or an annualized 4.69%, compared with $18.7 million, or an annualized 5.98%, in the first nine-month period of 2009. At September 30, 2010, $16.6 million of the ALLL was allocated to the Alt-A mortgage portfolio, representing 5.12% of period-end Alt-A mortgages.

Interest-only loans comprised $0.6 billion of residential real estate loans at September 30, 2010, essentially unchanged from December 31, 2009. Interest-only loans are underwritten to specific standards including minimum credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At September 30, 2010, borrowers for interest-only loans had an average current FICO score of 734 and the loans had an average current LTV ratio of 77%, compared with 718 and 77%, respectively, at December 31, 2009. Total interest-only NCOs during the first nine-month period of 2010 were $6.8 million, or an annualized 1.61%, compared with $10.3 million, or an annualized 2.13%, in the first nine-month period of 2009. At September 30, 2010, $12.4 million of the ALLL was allocated to the interest-only loan portfolio, representing 2.25% of period-end interest-only loans.
Several recent government actions have been enacted that have affected the residential mortgage portfolio and MSR values in particular such as various refinance programs which positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.
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
Credit quality performance in the 2010 third quarter continued the positive trends from the previous two quarters. Specifically, the level of NPLs declined 18% from the prior quarter, and commercial “criticized” loans also declined reflecting significant upgrade and payment activity. Excluding the impact of $80.0 million of Franklin-related NCOs included in the 2010 second quarter total NCOs of $279.2 million, current quarter NCOs declined $14.7 million, or 7%. While NCOs remain elevated compared with long-term expectations, the first nine-month period of 2010 continued to show improvement across the portfolio, and delinquency trends improved as well.
The economic environment remains challenging. Yet, reflecting the benefit of our focused credit actions of 2009, we are experiencing declines in total NPAs, new NPAs, and the amount of loan exposure on our watchlist. The current quarter’s NCOs of $184.5 million were primarily related to reserves established in prior periods. Our ACL declined $65.4 million to $1,376.4 million, or 3.67% of period-end loans and leases from $1,441.8 million, or 3.90% at June 30, 2010. Importantly, our ACL as a percent of period-end NALs increased to 140% from 120%, and coverage ratios associated with NPAs and “criticized” assets also increased. These improved coverage ratios indicate a continued strengthening of our reserve position relative to troubled assets from the prior quarter.
NONPERFORMING ASSETS, NONACCRUAL LOANS, and TROUBLED DEBT RESTRUCTURED LOANS
(This section should be read in conjunction with Significant Item 2.)
Nonperforming Assets (NPAs) and Nonaccrual Loans (NALs)
NPAs consist of (a) nonaccrual loans (NALs), which represent loans and leases no longer accruing interest, (b) impaired held-for-sale loans, (c) OREO, and (d) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Residential mortgage loans are placed on nonaccrual status at 180-days past due, and a charge-off recorded if it is determined that insufficient equity exists in the collateral property to support the entire outstanding loan amount. A home equity loan is placed on nonaccrual status at 120-days past due, and a charge-off recorded if it is determined there is not sufficient equity in the collateral property to cover our position. In instances associated with residential real estate loans, our equity position is determined by a current property valuation based on an expected marketing time period consistent with the market. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectibility is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:
Table 30 — Nonaccrual Loans (NALs) and Nonperforming Assets (NPAs)

	2010			2009
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Nonaccrual loans and leases (NALs)
Commercial and industrial	$398,353	$429,561	$511,588	$578,414	$612,701
Commercial real estate	478,754	663,103	826,781	935,812	1,133,661
Alt-A mortgages	11,188	15,119	13,368	11,362	9,810
Interest-only mortgages	14,334	13,811	8,193	7,445	8,336
Franklin residential mortgages	—	—	297,967	299,670	322,796
Other residential mortgages	57,462	57,556	53,422	44,153	49,579

Total residential mortgages	82,984	86,486	372,950	362,630	390,521
Home equity	21,689	22,199	54,789	40,122	44,182

Total nonaccrual loans and leases	981,780	1,201,349	1,766,108	1,916,978	2,181,065
Other real estate owned (OREO), net
Residential	65,775	71,937	68,289	71,427	81,807
Commercial	57,309	67,189	83,971	68,717	60,784

Total other real estate, net	123,084	139,126	152,260	140,144	142,591
Impaired loans held for sale(1)	—	242,227	—	969	20,386

Total nonperforming assets (NPAs)	$1,104,864	$1,582,702	$1,918,368	$2,058,091	$2,344,042

NALs as a % of total loans and leases	2.62%	3.25%	4.78%	5.21%	5.85%
NPA ratio(2)	2.94	4.24	5.17	5.57	6.26

Nonperforming Franklin assets
Residential mortgage	$—	$—	$297,967	$299,670	$322,796
Home equity	—	—	31,067	15,004	15,704
OREO	15,330	24,515	24,423	23,826	30,996
Impaired loans held for sale	—	242,227	—	—	—

Total Nonperforming Franklin assets	$15,330	$266,742	$353,457	$338,500	$369,496

(1)	The June 30, 2010, figure represents NALs associated with the transfer of Franklin-related residential mortgage and home equity loans to loans held for sale (see Significant Item 2). The September 30, 2009, amount primarily represented impaired residential mortgage loans held for sale. All other presented amounts represented impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(2)	NPAs divided by the sum of loans and leases, impaired loans held-for-sale, net other real estate, and other NPAs.
NALs were $981.8 million at September 30, 2010, and represented 2.62% of related loans compared to $1,201.3 million, or 3.25% of related loans, at June 30, 2010, a decrease of $219.6 million, or 18%. Although NALs declined compared to the prior quarter, new NPAs increased $106.8 million, primarily reflecting the impact of large-dollar additions associated with three borrowers.
The $219.6 million decline in NALs primarily reflected:
•	$184.3 million decline in CRE NALs, reflecting both charge-off activity and problem credit resolutions including borrower payments and pay-offs. This category was substantial and was a direct result of our commitment to the on-going proactive management of these credits by our SAD. Also key to this improvement was the significantly lower level of inflows. The level of inflow, or migration, is an important indicator of the future trend for the portfolio.
•	$31.2 million decline in C&I NALs, reflecting both charge-off activity and problem credit resolutions, including pay-offs, and was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease.

NPAs, which include NALs, were $1,104.9 million at September 30, 2010, and represented 2.94% of related assets. This compared with $1,582.7 million, or 4.24% of related assets, at June 30, 2010. The $477.8 million decrease reflected:
•	$242.2 million decrease in impaired loans held for sale, reflecting the sale of Franklin-related loans held for sale in the 2010 third quarter.
•	$219.6 million decrease to NALs, discussed above.
The over 90-day delinquency ratio for total consumer loans was 0.53% at September 30, 2010, representing a five basis point increase compared with 0.48% at June 30, 2010. This increase primarily reflected a seasonal increase in residential mortgage delinquencies as 90-day delinquencies in the other consumer loan portfolios were steady. Seasonal variances are anticipated, and we continue to closely monitor our delinquencies.
As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.
Compared with December 31, 2009, NALs decreased $935.2 million, or 49%. This decrease included a transfer of $316.6 million of Franklin-related NALs to loans held for sale during the 2010 second quarter. These loans were subsequently sold during the 2010 third quarter. The decline in NALs is summarized below:
•	$457.1 million decline in CRE NALs, reflecting both charge-off activity and problem credit resolutions including pay-offs. The payment category was substantial and is a direct result of our commitment to the on-going proactive management of these credits by our SAD.
•	$279.6 million decline in residential mortgage NALs, essentially all Franklin-related.
•	$180.1 million decline in C&I NALs, reflecting both charge-off activity and problem credit resolutions, including pay-offs, and was associated with loans throughout our footprint, with no specific geographic concentration.
•	$18.4 million decline in home equity NALs, essentially all Franklin-related.
Compared with December 31, 2009, NPAs, which include NALs, decreased $953.2 million, or 46%, reflecting:
•	$935.2 million decrease to NALs, discussed above.
•	$17.1 million decrease in OREO properties.
NPA activity for each of the past five quarters was as follows:
Table 31 — Nonperforming Asset Activity

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Nonperforming assets, beginning of period	$1,582,702	$1,918,368	$2,058,091	$2,344,042	$2,002,584
New nonperforming assets	278,388	171,595	237,914	494,607	899,855
Franklin impact, net	(244,389)	(86,715)	14,957	(30,996)	(18,771)
Returns to accruing status	(111,168)	(78,739)	(80,840)	(85,867)	(52,498)
Loan and lease losses	(155,553)	(173,159)	(185,387)	(391,635)	(305,405)
OREO gains (losses)	(5,302)	2,483	(4,160)	(7,394)	(30,623)
Payments	(213,095)	(140,881)	(107,640)	(222,790)	(117,710)
Sales	(26,719)	(30,250)	(14,567)	(41,876)	(33,390)

Nonperforming assets, end of period	$1,104,864	$1,582,702	$1,918,368	$2,058,091	$2,344,042

Troubled Debt Restructured Loans
Troubled debt restructured loans (TDRs) are loans that have been modified in which a concession is provided to a borrower experiencing credit difficulties. The terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded because the borrower remains contractually current. The table below provides a summary of our TDRs (both accrual and nonaccrual) by loan type as of September 30, 2010:
Table 32 — Accruing and Nonaccruing Troubled Debt Restructured Loans
September 30, 2010
(dollar amounts in thousands)

Restructured loans and leases — accruing:
Mortgage loans	$287,481
Other consumer loans	73,210
Commercial loans	157,971

Total restructured loans and leases — accruing	518,662

Restructured loans and leases — nonaccruing:
Mortgage loans	12,787
Other consumer loans	—
Commercial loans	33,236

Total restructured loans and leases — nonaccruing	46,023

Total restructured loans and leases	$564,685

In the workout of a problem loan there are many factors considered when determining the most favorable resolution. For consumer loans, we evaluate the ability and willingness of the borrower to make contractual or reduced payments, the value of the underlying collateral, and the costs associated with the foreclosure or repossession, and remarketing of the property. For commercial loans, we consider similar criteria, including multiple collateral types in some instances, and also evaluate the borrower’s business prospects.
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
Because these borrowers cannot obtain the modified mortgages through other independent sources or our normal mortgage origination channels, the modifications are classified as TDRs when we provide the concession. Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off. No consideration is given to removing individual loans from the pools.
Nongovernment guaranteed residential mortgage loans, including restructured loans, are reported as accrual or nonaccrual based upon delinquency status. NALs are those that are greater than 180 days contractually past due. Loans guaranteed by government organizations such as the Federal Housing Administration (FHA), Department of Veterans Affairs (VA), and the United States Department of Agriculture (USDA) continue to accrue interest upon delinquency. Overall, our delinquency rates on TDRs are significantly below industry levels.
Residential mortgage loan TDR classifications resulted in an impairment adjustment of $2.8 million during the 2010 third quarter, and $5.3 million for the first nine-month period of 2010. Prior to the TDR classification, residential mortgage loans individually had minimal ALLL associated with them because the ALLL is calculated on a total portfolio pooled basis.
Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. We make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs. The TDR classification for these other consumer loans resulted in an impairment adjustment of $0.3 million during the 2010 third quarter, and $1.2 million for the first nine-month period of 2010.

Commercial loan TDRs — Commercial accruing TDRs represent loans in which a “substandard”-rated customer is current on contractual principal and interest but undergoes a loan modification. Accruing TDRs often result from “substandard”-rated customers receiving an extension on the maturity of their loan, for example, to allow additional time for the sale or lease of underlying CRE collateral. Often, it is in our best interest to extend the maturity rather than foreclose on a C&I or CRE loan, particularly for borrowers who are generating cash flows to support contractual interest payments. These borrowers cannot obtain the modified loan through other independent sources because of their current financial circumstances, therefore a concession is provided and the modification is classified as a TDR. The TDR remains in accruing status as long as the customer is current on payments and no loss is probable. Accruing TDRs are excluded from NALs because these customers remain contractually current.
Nonaccrual TDRs result from either workouts where an existing NAL is restructured into multiple new loans, or from an accruing TDR being placed on nonaccrual status. At September 30, 2010, approximately $10.5 million of our nonaccrual TDRs resulted from such workouts. The remaining $22.7 million represented the reclassifications of accruing TDRs to NALs.
For certain loan workouts, we create two or more new notes. The senior note is underwritten based upon our normal underwriting standards at current market rates and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the subordinate note or notes vary by situation, but often defer interest payments until after the senior note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows us to right-size a loan based upon the current expectations for a project performance. The senior note is considered for return to accrual status if the borrower has sustained sufficient cash flows for a six-month period of time and we believe no loss is probable. This six-month period could extend before or after the restructure date. Subordinated notes created in the workout are charged-off immediately. Any interest or principal payments received on the subordinated notes are applied to the principal of the senior note first until the senior note is repaid. Further payments are recorded as recoveries on the subordinated note.
Generally, because the loans are already classified as “substandard”, an adequate ALLL has been recorded. Consequently, a TDR classification on commercial loans does not usually result in significant additional reserves.
We consider removing the TDR status on commercial loans after the restructured loan has performed in accordance with restructured terms for a sustained period of time.

The following table reflects period-end accruing TDRs and past due loans and leases detail for each of the last five quarters:
Table 33 — Accruing Past Due Loans and Leases and Accruing Troubled Debt Restructured Loans

	2010			2009
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Accruing loans and leases past due 90 days or more
Commercial and industrial	$—	$—	$475	$—	$—
Commercial real estate	—	—	—	—	2,546
Residential mortgage (excluding loans guaranteed by the U.S. government	56,803	47,036	72,702	78,915	65,716
Home equity	27,160	26,797	29,438	53,343	45,334
Other loans and leases	11,423	9,533	10,598	13,400	14,175

Total, excl. loans guaranteed by the U.S. government	95,386	83,366	113,213	145,658	127,771
Add: loans guaranteed by the U.S. government	94,249	95,421	96,814	101,616	102,895

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$189,635	$178,787	$210,027	$247,274	$230,666

Ratios: (1)

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.25%	0.23%	0.31%	0.40%	0.34%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.26	0.26	0.26	0.28	0.28

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.51	0.49	0.57	0.68	0.62

Accruing troubled debt restructured loans
Commercial	$157,971	$141,353	$117,667	$157,049	$153,010

Alt-A mortgages	59,250	57,993	57,897	57,278	58,367
Interest-only mortgages	7,798	7,794	8,413	7,890	10,072
Other residential mortgages	220,433	203,783	176,560	154,471	136,024

Total residential mortgages	287,481	269,570	242,870	219,639	204,463
Other	73,210	65,061	62,148	52,871	42,406

Total accruing troubled debt restructured loans	$518,662	$475,984	$422,685	$429,559	$399,879

(1)	Percent of related loans and leases.
Commercial TDRs at September 30, 2010 are consistent with TDRs at December 31, 2009. During the 2010 first quarter, commercial loan TDRs declined $39.4 million as several loans were removed from the TDR classification because the loans had performed in accordance with the restructured terms for a sustained period of time. This decline was offset by increases in the 2010 first quarter and 2010 second quarter as additional “substandard” loans were restructured. Residential mortgage TDRs have increased from December 31, 2009 primarily due to our loss mitigation efforts.

Commercial “criticized” loan activity for each of the past five quarters was as follows:
Table 34 — “Criticized” Commercial Loan Activity

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
“Criticized” commercial loans, beginning of period	$4,106,602	$4,608,610	$4,971,637	$4,855,464	$4,679,943
New additions / increases	407,514	280,353	306,499	949,738	795,206
Advances	75,386	79,392	91,450	110,305	70,529
Upgrades to “Pass”	(391,316)	(409,092)	(273,011)	(134,679)	(136,099)
Payments	(408,698)	(331,145)	(324,229)	(428,247)	(298,349)
Loan losses	(151,955)	(121,516)	(163,736)	(380,944)	(255,766)

“Criticized” commercial loans, end of period	$3,637,533	$4,106,602	$4,608,610	$4,971,637	$4,855,464

ALLOWANCE FOR CREDIT LOSSES (ACL)
(This section should be read in conjunction with Significant Item 2, and the “Critical Accounting Policies and Use of Significant Estimates” discussion.)
We maintain two reserves, both of which in our judgment are adequate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our credit administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the adequacy of the ACL. The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs, recoveries, decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
A provision for credit losses is recorded to adjust the ACL to the level we have determined to be adequate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2010 third quarter was $119.2 million, compared with $475.1 million in the year-ago quarter and $193.4 million in the prior quarter. While credit quality metrics have significantly improved during the first nine-month period of 2010, provision expense since 2008 has been higher than historical levels, reflecting the pronounced downturn in the U.S. economy, as well as significant deterioration in the residential real estate market that began in early 2007. Declining real estate valuations and higher levels of delinquencies and charge-offs have significantly affected the quality of our loans secured by real estate. Portions of the residential portfolio, specifically the smaller Alt-A segment in the consumer residential mortgage portfolio and the single family builder and developer loans in the commercial portfolio, experienced the majority of the credit issues related to the residential real estate market.
We regularly assess the adequacy of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the adequacy of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, we also consider: the impact of declining residential real estate values; the concentration of CRE loans, particularly the large concentration of loans secured by retail properties; and the amount of C&I loans to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with our other footprint markets.
Our ACL assessment process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance. While the total ACL balance declined in the current quarter, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, “criticized” and “classified” loans all showed significant improvement in the quarter despite the decline in the ACL level.

The table below reflects activity in the ALLL and ACL for each of the last five quarters:
Table 35 — Quarterly Allowance for Credit Losses Analysis

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Allowance for loan and lease losses, beginning of period	$1,402,160	$1,477,969	$1,482,479	$1,031,971	$917,680
Loan and lease losses	(221,144)	(312,954)	(264,222)	(471,486)	(377,443)
Recoveries of loans previously charged off	36,630	33,726	25,741	26,739	21,501

Net loan and lease losses	(184,514)	(279,228)	(238,481)	(444,747)	(355,942)

Provision for loan and lease losses	118,788	203,633	233,971	895,255	472,137
Allowance for loans transferred to held-for-sale	—	—	—	—	(1,904)
Allowance of assets sold	(82)	(214)	—	—	—

Allowance for loan and lease losses, end of period	$1,336,352	$1,402,160	$1,477,969	$1,482,479	$1,031,971

Allowance for unfunded loan commitments and letters of credit, beginning of period	$39,689	$49,916	$48,879	$50,143	$47,144

Provision for (reduction in) unfunded loan commitments and letters of credit losses	372	(10,227)	1,037	(1,264)	2,999

Allowance for unfunded loan commitments and letters of credit, end of period	$40,061	$39,689	$49,916	$48,879	$50,143

Total allowance for credit losses	$1,376,413	$1,441,849	$1,527,885	$1,531,358	$1,082,114

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	3.56%	3.79%	4.00%	4.03%	2.77%
Nonaccrual loans and leases (NALs)	136	117	84	77	47
Nonperforming assets (NPAs)	121	89	77	72	44

Total allowance for credit losses (ACL) as % of:
Total loans and leases	3.67%	3.90%	4.14%	4.16%	2.90%
NALs	140	120	87	80	50
NPAs	125	91	80	74	46
The reduction in the ACL, compared with both June 30, 2010 and December 31, 2009, reflected a decline in the commercial portfolio ALLL as a result of charge-offs on loans with specific reserves, and an overall reduction in the level of commercial “criticized” loans. As shown in Table 34, commercial “criticized” loans declined $469.1 million from June 30, 2010 and $1,334.1 million from December 31, 2009, reflecting significant upgrade and payment activity.
Compared with December 31, 2009, the AULC declined $8.8 million as a result of a substantive reduction in the level of unfunded loan commitments in the commercial portfolio. A concerted effort was made to reduce potential exposure associated with unfunded lines and to generate an appropriate level of return on those that remain in place. In addition, borrowers continue to reassess their borrowing needs and reduce their availability. Compared with June 30, 2010, the AULC increased slightly.
The ACL coverage ratio associated with NALs was 140% at September 30, 2010, representing an improvement compared with recent prior periods. This improvement reflected substantial payments on C&I and CRE NALs.
Although credit quality asset metrics and trends, including those mentioned above, have improved during the first nine-month period of 2010, the economic environment in our markets remains weak and uncertain as reflected by continued weak residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities. Residential real estate values continued to be impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits. In the near-term, we believe these factors will result in continued stress in our portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels. In the 2010 third quarter, we experienced an increase in the inflow of new commercial “criticized” loans as well as an increase in the inflow of new NPAs. This represented a departure from the trend that appeared to be developing over recent prior quarters and is further evidence of a fragile economic environment. Further, concerns continue to exist regarding the economic conditions in both national and international markets, the state of financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits. We do not anticipate any meaningful change in the overall economy in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these factors, we believe that our ACL coverage levels are appropriate.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:
Table 36 — Allocation of Allowance for Credit Losses (1)

	2010						2009
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

Commercial
Commercial and industrial	$353,431	33%	$426,767	34%	$459,011	33%	$492,205	35%	$381,912	34%
Commercial real estate	654,219	18	695,778	19	741,669	20	751,875	21	436,661	23

Total commercial	1,007,650	51	1,122,545	53	1,200,680	53	1,244,080	56	818,573	57

Consumer
Automobile loans and leases	44,505	14	41,762	13	56,111	12	57,951	9	59,134	9
Home equity	154,323	21	117,708	20	127,970	20	102,039	21	86,989	20
Residential mortgage	93,407	12	79,105	12	60,295	12	55,903	12	50,177	12
Other loans	36,467	2	41,040	2	32,913	3	22,506	2	17,098	2

Total consumer	328,702	49	279,615	47	277,289	47	238,399	44	213,398	43

Total ALLL	1,336,352	100%	1,402,160	100%	1,477,969	100%	1,482,479	100%	1,031,971	100%

AULC	40,061		39,689		49,916		48,879		50,143

Total ACL	$1,376,413		$1,441,849		$1,527,885		$1,531,358		$1,082,114

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
The table below reflects activity in the ALLL and AULC for the first nine-month period of 2010 and the first nine-month period of 2009.
Table 37 — Year to Date Allowance for Credit Losses Analysis

	Nine Months Ended September 30,
(in thousands)	2010	2009
Allowance for loan and lease losses, beginning of period	$1,482,479	$900,227
Loan and lease losses	(798,320)	(1,089,892)
Recoveries of loans previously charged off	96,097	58,052

Net loan and lease losses	(702,223)	(1,031,840)
Provision for loan and lease losses	556,392	1,174,676
Allowance for loans transferred to held-for-sale	—	(1,904)
Allowance of assets sold	(296)	(9,188)

Allowance for loan and lease losses, end of period	$1,336,352	$1,031,971

Allowance for unfunded loan commitments and letters of credit, beginning of period	$48,879	$44,139
Provision for (reduction in) unfunded loan commitments and letters of credit losses	(8,818)	6,004

Allowance for unfunded loan commitments and letters of credit, end of period	$40,061	$50,143

Total allowance for credit losses	$1,376,413	$1,082,114

Allowance for loan and lease losses (ALLL) as % of:
Total loans and leases	3.56%	2.77%
Nonaccrual loans and leases (NALs)	136	47
Nonperforming assets (NPAs)	121	44

Total allowance for credit losses (ACL) as % of:
Total loans and leases	3.67%	2.90%
NALs	140	50
Nonperforming assets	125	46
NET CHARGE-OFFS (NCOs)
(This section should be read in conjunction with Significant Item 2.)

Table 38 reflects NCO detail for each of the last five quarters. Table 39 displays the Franklin-related impacts for each of the last five quarters.
Table 38 — Quarterly Net Charge-off Analysis

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial(1)	$62,241	$58,128	$75,439	$109,816	$68,842
Construction	17,936	45,562	34,426	85,345	50,359
Commercial	45,725	36,169	50,873	172,759	118,866

Commercial real estate	63,661	81,731	85,299	258,104	169,225

Total commercial	125,902	139,859	160,738	367,920	238,067

Consumer:
Automobile loans	5,208	5,219	7,666	11,374	8,988
Automobile leases	362	217	865	1,554	1,753

Automobile loans and leases	5,570	5,436	8,531	12,928	10,741
Home equity(2)	27,827	44,470	37,901	35,764	28,045
Residential mortgage(3), (4)	18,961	82,848	24,311	17,789	68,955
Other loans	6,254	6,615	7,000	10,346	10,134

Total consumer	58,612	139,369	77,743	76,827	117,875

Total net charge-offs	$184,514	$279,228	$238,481	$444,747	$355,942

Net charge-offs — annualized percentages
Commercial:
Commercial and industrial(1)	2.01%	1.90%	2.45%	3.49%	2.13%
Construction	7.25	14.25	9.77	20.68	11.14
Commercial	3.01	2.38	3.25	10.15	6.72

Commercial real estate	3.60	4.44	4.44	12.21	7.62

Total commercial	2.59	2.85	3.22	7.00	4.37

Consumer:
Automobile loans	0.41	0.47	0.76	1.49	1.25
Automobile leases	1.32	0.54	1.58	2.25	2.04

Automobile loans and leases	0.43	0.47	0.80	1.55	1.33
Home equity(2)	1.47	2.36	2.01	1.89	1.48
Residential mortgage(3), (4)	1.73	7.19	2.17	1.61	6.15
Other loans	3.83	3.81	3.87	5.47	5.36

Total consumer	1.32	3.19	1.83	1.91	2.94

Net charge-offs as a % of average loans	1.98%	3.01%	2.58%	4.80%	3.76%

(1)	The 2009 third quarter included net recoveries totaling $4,080 thousand associated with the 2009 Franklin restructuring.

(2)	The 2010 second quarter included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $1,262 thousand of other Franklin-related net charge-offs.

(3)	The 2010 second quarter included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $3,403 thousand of other Franklin-related net charge-offs.

(4)	Effective with the 2009 third quarter, a change to accelerate the timing of when a partial charge-off is recognized was made. This change resulted in $31,952 thousand of charge-offs in the 2009 third quarter.

Table 39 — Quarterly NCOs — Franklin-Related Impact

	2010			2009
(dollar amounts in millions)	Third	Second	First	Fourth	Third
Commercial and industrial net charge-offs (recoveries)
Franklin	$(4.5)	$(0.2)	$(0.3)	$0.1	$(4.1)
Non-Franklin	66.7	58.3	75.7	109.7	72.9

Total	$62.2	$58.1	$75.4	$109.8	$68.8

Commercial and industrial net charge-offs — annualized percentages
Total	2.01%	1.90%	2.45%	3.49%	2.13%
Non-Franklin	2.15	1.90	2.46	3.49	2.26

Total commercial charge-offs (recoveries)
Franklin	$(4.5)	$(0.2)	$(0.3)	$0.1	$(4.1)
Non-Franklin	130.4	140.1	161.0	367.8	242.2

Total	$125.9	$139.9	$160.7	$367.9	$238.1

Total commercial loan net charge-offs — annualized percentages
Total	2.59%	2.85%	3.22%	7.00%	4.37%
Non-Franklin	2.68	2.86	3.22	7.00	4.44

Total home equity loan charge-offs (recoveries)
Franklin	$1.1	$15.9	$3.7	$—	$(0.1)
Non-Franklin	26.7	28.6	34.2	35.8	28.1

Total	$27.8	$44.5	$37.9	$35.8	$28.0

Total home equity loan net charge-offs — annualized percentages
Total	1.47%	2.36%	2.01%	1.89%	1.48%
Non-Franklin	1.41	1.53	1.83	1.91	1.50

Total residential mortgage loan charge-offs (recoveries)
Franklin	$3.4	$64.2	$8.1	$1.1	$0.6
Non-Franklin	15.6	18.6	16.2	16.7	68.4

Total	$19.0	$82.8	$24.3	$17.8	$69.0

Total residential mortgage loan net charge-offs — annualized percentages
Total	1.73%	7.19%	2.17%	1.61%	6.15%
Non-Franklin	1.42	1.74	1.57	1.66	6.71

Total consumer loan charge-offs (recoveries)
Franklin	$4.5	$80.2	$11.9	$1.1	$0.6
Non-Franklin	54.1	59.2	65.8	75.7	117.3

Total	$58.6	$139.4	$77.7	$76.8	$117.9

Total consumer loan net charge-offs — annualized percentages
Total	1.32%	3.19%	1.83%	1.91%	2.94%
Non-Franklin	1.22	1.39	1.59	1.94	3.01

Total net charge-offs (recoveries)
Franklin	$—	$80.0	$11.5	$1.2	$(3.5)
Non-Franklin	184.5	199.2	227.0	443.5	359.4

Total	$184.5	$279.2	$238.5	$444.7	$355.9

Total net charge-offs — annualized percentages
Total	1.98%	3.01%	2.58%	4.80%	3.76%
Non-Franklin	1.98	2.17	2.48	4.84	3.85

Total NCOs during the 2010 third quarter were $184.5 million, or an annualized 1.98% of average related balances, compared with $279.2 million, or annualized 3.01% of average related balances, in the 2010 second quarter. The prior quarter included $80.0 million of Franklin-related charge-offs, reflecting $75.5 million associated with the transfer of Franklin-related loans to loans held for sale (see Significant Item 2), and $4.5 million of other Franklin-related NCOs. Excluding the Franklin-related charge-offs, NCOs in the prior quarter were $199.2 million, or an annualized 2.17%. On this same basis, NCOs in the current quarter were $184.5 million, or an annualized 1.98%, and declined $14.7 million compared with the prior quarter.
In assessing NCO trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level of risk associated with the original underwriting. If the quality of a loan deteriorates, it migrates to a lower quality risk rating as a result of our normal portfolio management process, and a higher reserve amount is assigned. As a part of our normal portfolio management process for commercial loans, the loan is reviewed and reserves are increased or decreased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence is periods of reserve building, followed by periods of higher NCOs as previously established reserves are utilized. Additionally, increases in reserves either precede or are in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific reserves or charge-off. As a result, an increase in NALs does not necessarily result in an increase in reserves or an expectation of higher future NCOs.
Total commercial NCOs during 2010 third quarter were $125.9 million, or an annualized 2.59% of average related balances, compared with $139.9 million, or an annualized 2.85% in 2010 second quarter.
C&I NCOs in the 2010 third quarter were $62.2 million, or an annualized 2.01%, compared with $58.1 million, or an annualized 1.90%, in the 2010 second quarter. The increase of $4.1 million, or 7%, included $4.5 million of Franklin-related net recoveries as the prior quarter NCOs included Franklin-related net recoveries of only $0.2 million. The increase in non-Franklin-related NCOs primarily reflected two relationships with charge-offs totaling $34.9 million.
CRE NCOs in the 2010 third quarter were $63.7 million, or an annualized 3.60%, compared with $81.7 million, or an annualized 4.44%, in the 2010 second quarter. The decrease of $18.1 million, or 22%, reflected the results of significant large-dollar NCO activity in the prior quarter.
Total consumer NCOs during the 2010 third quarter were $58.6 million, or an annualized 1.32%, compared with $139.4 million, or an annualized 3.19%, in 2010 second quarter. The prior quarter included $80.2 million of Franklin-related charge-offs, compared with $4.5 million of Franklin-related charge-offs during the current quarter. Excluding the Franklin-related impact, our consumer NCO rate was an annualized 1.39% in the prior quarter compared with 1.22% in the current quarter.
Automobile loan and lease NCOs in the 2010 third quarter were $5.6 million, or an annualized 0.43%, compared with $5.4 million, or an annualized 0.47%, in 2010 second quarter. This performance was consistent with our expectations, and reflected slightly better performance than the normal seasonality associated with this portfolio.
Home equity NCOs in the 2010 third quarter were $27.8 million, or an annualized 1.47%, compared with $44.5 million, or an annualized 2.36%, in 2010 second quarter. The prior quarter included $15.9 million of Franklin-related NCOs compared with $1.1 million of Franklin-related NCOs in the current quarter. Excluding the Franklin-related impact, home equity NCOs in the prior quarter were $28.6 million, or an annualized 1.53%. On this same basis, home equity NCOs in the current quarter were $26.7 million, a decline of $1.9 million compared with the prior quarter. The performance is consistent with our expectations for the portfolio given the economic conditions in our markets. We continue to manage the default rate through focused delinquency monitoring as virtually all defaults for second-lien home equity loans incur significant losses due to insufficient equity in the collateral property.
Residential mortgage NCOs in the 2010 third quarter were $19.0 million, or an annualized 1.73%, compared with $82.8 million, or an annualized 7.19%, in 2010 second quarter. The prior quarter included $64.2 million of Franklin-related NCOs compared with $3.4 million of Franklin-related NCOs in the current quarter. Excluding the Franklin-related impact, residential mortgage NCOs in the prior quarter were $18.6 million, or an annualized 1.74%. On this same basis, residential mortgage NCOs in the current quarter were $15.6 million, and declined $3.0 million compared with the prior quarter. The decrease reflected the impact of a higher amount of large-dollar losses incurred in the prior quarter. As with the home equity portfolio, the performance of this portfolio is consistent with our expectations given the economic conditions in our markets. Additionally, delinquencies declined significantly during the current quarter which we believe indicates future improvement in the loss rate.
Table 40 reflects NCO activity for the first nine-month period of 2010 and the first nine-month period of 2009. Table 41 displays the NCO Franklin-related impacts for the first nine-month period of 2010 and the first nine-month period of 2009.

Table 40 — Year to Date Net Charge-off Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2010	2009

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial(1)	$195,808	$377,790
Commercial real estate:
Construction	97,924	107,361
Commercial	132,767	317,266

Commercial real estate	230,691	424,627

Total commercial	426,499	802,417

Consumer:
Automobile loans	18,093	36,338
Automobile leases	1,444	7,066

Automobile loans and leases	19,537	43,404
Home equity(2)	110,198	70,412
Residential mortgage(3)	126,120	92,413
Other loans	19,869	23,194

Total consumer	275,724	229,423

Total net charge-offs	$702,223	$1,031,840

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial(1)	2.12%	3.78%
Commercial real estate:
Construction	10.67	7.42
Commercial	2.88	5.67

Commercial real estate	4.17	6.03

Total commercial	2.89	4.71

Consumer:
Automobile loans	0.53	1.52
Automobile leases	1.18	2.21

Automobile loans and leases	0.56	1.60
Home equity(2)	1.95	1.24
Residential mortgage(3)	3.74	2.69
Other loans	3.84	4.36

Total consumer	2.11	1.85

Net charge-offs as a % of average loans	2.52%	3.51%

(1)	The first nine-month period of 2009 included net charge-offs totaling $114,374 thousand associated with the Franklin restructuring.

(2)	The 2010 first nine-month period included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $6,143 thousand of other Franklin-related net charge-offs.

(3)	The 2010 first nine-month period included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $14,914 thousand of other Franklin-related net charge-offs.

Table 41 — Year to Date NCOs — Franklin-Related Impact

	Nine Months Ended September 30,
(in millions)	2010	2009
Commercial and industrial net charge-offs (recoveries)
Franklin	$(5.0)	$114.4
Non-Franklin	200.8	263.4

Total	$195.8	$377.8

Commercial and industrial net charge-offs — annualized percentages
Total	2.12%	3.78%
Non-Franklin	2.17	2.68

Total commercial net charge-offs (recoveries)
Franklin	$(5.0)	$114.4
Non-Franklin	431.5	688.0

Total	$426.5	$802.4

Total commercial net charge-offs — annualized percentages
Total	2.89%	4.71%
Non-Franklin	2.92	4.08

Total home equity net charge-offs (recoveries)
Franklin	$20.7	$(0.1)
Non-Franklin	89.5	70.5

Total	$110.2	$70.4

Total home equity net charge-offs — annualized percentages
Total	1.95%	1.24%
Non-Franklin	1.59	1.24

Total residential mortgage net charge-offs (recoveries)
Franklin	$75.7	$0.5
Non-Franklin	50.4	91.9

Total	$126.1	$92.4

Total residential mortgage net charge-offs — annualized percentages
Total	3.74%	2.69%
Non-Franklin	1.58	2.85

Total consumer net charge-offs (recoveries)
Franklin	$96.6	$0.4
Non-Franklin	179.1	229.0

Total	$275.7	$229.4

Total consumer net charge-offs — annualized percentages
Total	2.11%	1.85%
Non-Franklin	1.39	1.89

Total net charge-offs (recoveries)
Franklin	$91.5	$114.7
Non-Franklin	610.7	917.1

Total	$702.2	$1,031.8

Total net charge-offs — annualized percentages
Total	2.52%	3.51%
Non-Franklin	2.21	3.16

Total NCOs during the first nine-month period of 2010 were $702.2 million, or an annualized 2.52% of average related balances, compared with $1,031.8 million, or annualized 3.51% of average related balances in the first nine-month period of 2009. Both periods were impacted by charge-offs associated with Franklin-related loans as detailed below.
Total commercial NCOs during the first nine-month period of 2010 were $426.5 million, or an annualized 2.89% of average related balances, compared with $802.4 million, or an annualized 4.71% in the first nine-month period of 2009.
C&I NCOs in the first nine-month period of 2010 were $195.8 million, or an annualized 2.12% of average related balances, compared with $377.8 million, or an annualized 3.78%, in the first nine-month period of 2009. The first nine-month period of 2009 included $114.4 million of Franklin-related NCOs compared with Franklin-related net recoveries of $5.0 million in the current period. Excluding the Franklin-related impact, C&I NCOs decreased $62.6 million. The decline primarily reflected improvement in the overall credit quality of the portfolio compared with the year-ago period.
CRE NCOs in the first nine-month period of 2010 decreased $193.9 million to $230.7 million from $424.6 million. The year-ago period was impacted by significant charge-offs associated with a small number of individual borrowers, while 2010 has not experienced the same level of loss associated with individual borrowers. The remaining decline primarily reflected improvement in the overall credit quality of the portfolio compared with the year-ago period.
Total consumer NCOs during the first nine-month period of 2010 were $275.7 million, or an annualized 2.11%, compared with $229.4 million, or an annualized 1.85%, in the first nine-month period of 2009. The first nine-month period of 2010 included $96.6 million of Franklin-related NCOs compared with $0.4 million in the year-ago period. Excluding the Franklin-related impact, consumer NCOs decreased $49.9 million.
Automobile loan and lease NCOs in the first nine-month period of 2010 decreased $23.9 million, or 55%, compared with the first nine-month period of 2009, reflecting the expected decline based on our consistent high quality origination profile since the beginning of 2008. This focus on origination quality has been the primary driver for the improvement in this portfolio in the current period compared with the year-ago period.
Home equity NCOs in the first nine-month period of 2010 were $110.2 million, or an annualized 1.95% of average related balances, compared with $70.4 million, or an annualized 1.24%, in first nine-month period of 2009. The first nine-month period of 2010 included $20.7 million of Franklin-related NCOs compared with net recoveries of $0.1 million in the year-ago period. Excluding the Franklin-related impacts, home equity NCOs increased $19.0 million compared with the first nine-month period of 2009. This increase reflected the impact of declining housing prices, as well as the impact of our more conservative loss recognition policies implemented in the 2009 third quarter. While NCOs were higher compared with the prior period, there has been a declining trend in the early-stage delinquency level in the home equity line-of-credit portfolio, supporting our longer-term positive view for home equity portfolio performance.
Residential mortgage NCOs in the first nine-month period of 2010 were $126.1 million, or an annualized 3.74% of average related balances, compared with $92.4 million, or an annualized 2.69%, in first nine-month period of 2009. The first nine-month period of 2010 included $75.7 million of Franklin-related NCOs compared with $0.5 million in the year-ago period. Excluding the Franklin-related impacts, residential mortgage NCOs decreased $41.5 million compared with the first nine-month period of 2009. This decrease primarily reflected $32.0 million of charge-offs in the 2009 third quarter resulting from a change to recognize losses earlier, as well as $17.9 million of charge-offs in the 2009 third quarter reflecting losses recognized on the sale of certain underperforming loans. Excluding these two factors, residential mortgage NCOs increased $8.4 million. This increase reflected the impact of continued home-price related pressures. The increased NCOs were a direct result of our continued emphasis on loss mitigation strategies and an increased number of short sales. We continued to see positive trends in early-stage delinquencies, indicating losses should remain manageable even with the economic stress on our borrowers.
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

Our investment securities portfolio is comprised of various financial instruments. At September 30, 2010, our investment securities portfolio totaled $9.7 billion.
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
During the first nine-month period of 2010, we recorded $12.0 million of credit OTTI losses. This amount was comprised of $3.4 million related to the pooled-trust-preferred securities portfolio, $7.0 million related to the CMO securities portfolio, and $1.6 million related to the Alt-A securities portfolio. Given the continued disruption in the housing and financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale investment securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent to hold temporarily impaired securities changes in future periods, we may be required to recognize noncredit OTTI through income, which will negatively impact earnings.
Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities
Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are located within the “asset-backed securities” portfolio. The performance of the underlying securities in each of these segments continues to reflect the economic environment. Each security in these three segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.
The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of September 30, 2010:
Table 42 — Credit Ratings of Selected Investment Securities (1)
(in millions)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private label CMO securities	$295.6	$276.2	$27.9	$6.4	$19.8	$17.4	$204.7
Alt-A mortgage-backed securities	112.1	97.7	18.2	27.3	—	—	52.2
Pooled-trust-preferred securities	237.5	100.3	—	23.5	—	12.2	64.6

Total At September 30, 2010	$645.2	$474.2	$46.1	$57.2	$19.8	$29.6	$321.5

Total At December 31, 2009	$912.3	$700.3	$62.1	$72.9	$35.6	$121.3	$408.4

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.
The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at September 30, 2010. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II security that is the most senior class.

Table 43 — Trust Preferred Securities Data
September 30, 2010
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Book	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Value	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$40,813	$31,540	$8,469	$23,071	C	32/43	25%	18%	—%
Alesco IV(1)	20,545	10,605	2,209	8,396	C	35/53	34	21	—
ICONS	20,000	20,000	12,178	7,822	BBB-	29/30	3	15	48
I-Pre TSL II	36,916	36,814	23,482	13,332	AA	29/29	—	15	71
MM Comm II(1)	24,336	23,258	20,681	2,577	BB	4/7	5	3	—
MM Comm III(1)	11,823	11,296	6,124	5,172	CC	7/12	10	13	—
Pre TSL IX(1)	5,000	4,061	1,345	2,716	C	35/49	26	20	—
Pre TSL X(1)	17,409	9,915	3,407	6,508	C	34/56	41	35	—
Pre TSL XI(1)	25,000	24,040	8,018	16,022	C	49/65	22	20	—
Pre TSL XIII(1)	27,530	23,145	5,883	17,262	C	48/65	29	25	—
Reg Diversified(1)	25,500	7,499	517	6,982	D	26/45	40	29	—
Soloso(1)	12,500	4,287	373	3,914	C	44/69	28	26	—
Tropic III	31,000	31,000	7,567	23,433	CC	27/45	35	24	17

Total	$298,372	$237,460	$100,253	$137,207

(1)	Security was determined to have other-than-temporary impairment. The book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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
“Asset sensitive position” refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income (rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities), thus expanding our net interest margin. Conversely, “liability sensitive position” refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income (rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets), thus compressing our net interest margin.

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
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual “+/-100” and “+/-200” basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the “-100” and “-200” basis point parallel shift in market interest rates. The table below shows the results of the scenarios as of September 30, 2010, and December 31, 2009. All of the positions were within the board of directors’ policy limits.
Table 44 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2010	-3.1%	-1.8%	+0.4%	+0.3%

December 31, 2009	-0.3%	+0.2%	-0.1%	-0.4%
The net interest income at risk reported as of September 30, 2010 for the “+200” basis points scenario shows a change to a slightly asset-sensitive near-term interest rate risk position compared with December 31, 2009. The primary factors contributing to the change to slight asset-sensitivity is lower market interest rates which result in the expectation for faster prepayments on mortgage-related assets, offset slightly by updates to prepayment models and default models.
The primary simulations for EVE at risk assume immediate “+/-100” and “+/-200” basis point parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the September 30, 2010, results compared with December 31, 2009. All of the positions were within the board of directors’ policy limits.
Table 45 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2010	-6.6%	-1.3%	-1.9%	-5.9%

December 31, 2009	+0.8%	+2.7%	-3.7%	-9.1%
The EVE at risk reported as of September 30, 2010 for the “+200” basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2009. The primary factors contributing to the change are lower market interest rates which result in the expectation for faster prepayments on mortgage-related assets and an increase in the volume of deposits and net free funds, offset by a $1.6 billion increase in interest rate swaps used for asset-liability management purposes and updates to prepayment models and default models.
MORTGAGE SERVICING RIGHTS (MSRs)
(This section should be read in conjunction with Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.)

At September 30, 2010, we had a total of $161.6 million of capitalized MSRs representing the right to service $15.7 billion in residential mortgage loans. Of this $161.6 million, $112.2 million was recorded using the fair value method, and $49.4 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value. If we do not actively engage in hedging, the MSR asset is adjusted using the amortization method, and is carried at the lower of cost or market value.
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
During the first nine-month period of 2010, prepayment assumptions were lowered, based on updated market data and trends, which increased the value of our MSRs by $22.1 million.
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
Liquidity Risk
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. The overall objective of liquidity risk management is to ensure we can obtain cost-effective funding to meet current and future obligations, as well as maintain sufficient levels of on-hand liquidity, under both normal “business as usual” and unanticipated, “stressed” circumstances. The Asset, Liability, and Capital Management Committee (ALCO) is appointed by the HBI Board Risk Oversight Committee to oversee liquidity risk management and establish policies and limits, based upon the analyses of the ratio of loans to deposits, the percentage of assets funded with noncore or wholesale funding, the available amount of liquid assets, and other considerations. Operating guidelines have been established to ensure diversification of noncore funding by type, source, and maturity. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios, to prepare for unexpected liquidity shortages, and to cover unanticipated events that could affect liquidity.
Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. Core deposits are comprised of interest-bearing and noninterest-bearing demand deposits, money market deposits, savings and other domestic deposits, consumer certificates of deposit both over and under $250,000, and nonconsumer certificates of deposit less than $250,000. Noncore deposits consist of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic time deposits of $250,000 or more comprised primarily of public fund certificates of deposit more than $250,000.
Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. We voluntarily began participating in the FDIC’s Transaction Account Guarantee Program (TAGP) in October of 2008. Under this program, all noninterest-bearing and interest-bearing transaction accounts with a rate of less than 0.50% were fully guaranteed by the FDIC for the customers’ entire account balance.

In April of 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010, for financial institutions that desired to continue participating in the TAGP. On April 30, 2010, we notified the FDIC of our decision to opt-out of the TAGP extension, effective July 1, 2010.
At September 30, 2010, noninterest-bearing transaction account balances exceeding $250,000 totaled $2.2 billion, and represented the amount of noninterest-bearing transaction customer deposits that were not FDIC insured.
The following table reflects deposit composition detail for each of the past five quarters.
Table 46 — Deposit Composition

	2010						2009
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Demand deposits — noninterest-bearing	$6,926	17%	$6,463	16%	$6,938	17%	$6,907	17%	$6,306	16%
Demand deposits — interest-bearing	5,347	13	5,850	15	5,948	15	5,890	15	5,401	14
Money market deposits	12,679	31	11,437	29	10,644	26	9,485	23	8,548	21
Savings and other domestic deposits	4,613	11	4,652	12	4,666	12	4,652	11	4,631	12
Core certificates of deposit	8,765	21	8,974	23	9,441	23	10,453	26	11,205	28

Total core deposits	38,330	93	37,376	95	37,637	93	37,387	92	36,091	91
Other domestic time deposits of $250,000 or more	730	2	678	2	684	2	652	2	689	2
Brokered deposits and negotiable CDs	1,576	4	1,373	3	1,605	4	2,098	5	2,630	7
Deposits in foreign offices	436	1	422	—	377	1	357	1	419	—

Total deposits	$41,072	100%	$39,849	100%	$40,303	100%	$40,494	100%	$39,829	100%

Total core deposits:
Commercial	$12,262	32%	$11,515	31%	$11,844	31%	$11,368	30%	$10,884	30%
Personal	26,068	68	25,861	69	25,793	69	26,019	70	25,207	70

Total core deposits	$38,330	100%	$37,376	100%	$37,637	100%	$37,387	100%	$36,091	100%

Total core deposits increased $943 million, or 3%, compared with December 31, 2009.
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, Federal Home Loan Bank (FHLB) advances, other long-term debt, and subordinated notes.
The Bank also has access to the Federal Reserve’s discount window. These borrowings are secured by commercial loans and home equity lines-of-credit. The Bank is also a member of the FHLB-Cincinnati, and as such, has access to advances from this facility. These advances are generally secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. Information regarding amounts pledged and the unused borrowing capacity at both the Federal Reserve and the FHLB-Cincinnati, are outlined in the following table:
Table 47 — Federal Reserve and FHLB-Cincinnati Borrowing Capacity

	September 30,	December 31,
(dollar amounts in billions)	2010	2009

Loans and Securities Pledged:
Federal Reserve Bank	$9.2	$8.5
FHLB-Cincinnati	7.7	8.0

Total loans and securities pledged	$16.9	$16.5
Total unused borrowing capacity at Federal Reserve Bank and FHLB-Cincinnati	$8.5	$7.9

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
At September 30, 2010, the parent company had $0.9 billion in cash and cash equivalents, compared with $1.4 billion at December 31, 2009, reflecting a $0.4 billion contribution of additional capital to the Bank. These contributions increased the Bank’s regulatory capital levels above its already “well-capitalized” levels, and serve as a source of strength to the Bank, particularly in times of economic uncertainty. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments over the next twelve months without relying on subsidiaries or capital markets for funding.
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
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2010, without regulatory approval. We do not anticipate the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above our already “well-capitalized” level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50 million is payable.
Considering the factors discussed above, and other analyses we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years, and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital the parent company and the Bank are required to hold.

Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2010, we had $0.5 billion of standby letters of credit outstanding, of which 72% were collateralized.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our held-for-sale mortgage loans. At September 30, 2010, December 31, 2009, and September 30, 2009, we had commitments to sell residential real estate loans of $1,254.3 million, $662.9 million, and $729.5 million, respectively. These contracts mature in less than one year.
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
We do not believe the off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
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
We primarily conduct our loan sale and securitization activity with the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac). In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase the loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. We have a reserve for such losses, which is included in accrued expenses and other liabilities. At September 30, 2010, December 31, 2009, and September 30, 2009, this reserve was $18.0 million, $5.9 million, and $5.8 million, respectively. The reserve was estimated based on historical and expected repurchase activity, average loss rates, and current economic trends, including an increase in the amount of repurchase losses in recent quarters.
We evaluated our foreclosure documentation procedures, given the recent announcements made by other financial institutions regarding their foreclosure activities. The results of our review indicate that our procedures for reviewing and validating the information in our documentation are sound and our foreclosure affidavits are accurate. We have implemented additional reviews of pending foreclosures with foreclosure counsel to ensure that all appropriate actions are taken to enable foreclosure actions to continue.

Capital / Capital Adequacy
(This section should be read in conjunction with Significant Item 4.)
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.6 billion at September 30, 2010, an increase of $0.2 billion, or 4%, compared with $5.3 billion at December 31, 2009. This increase primarily reflected improvements in the components of accumulated OCI, as well as an increase in retained earnings.
The following table presents risk-weighed assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy.
Table 48 — Capital Adequacy

	2010			2009
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,

Consolidated capital calculations:

Shareholders’ common equity	$3,867	$3,742	$3,678	$3,648	$3,992
Shareholders’ preferred equity	1,700	1,696	1,692	1,688	1,683

Total shareholders’ equity	5,567	5,438	5,370	5,336	5,675
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(244)	(259)	(274)	(289)	(303)
Other intangible assets deferred tax liability (1)	85	91	95	101	106

Total tangible equity (2)	4,964	4,826	4,747	4,704	5,034
Shareholders’ preferred equity	(1,700)	(1,696)	(1,692)	(1,688)	(1,683)

Total tangible common equity (2)	$3,264	$3,130	$3,055	$3,016	$3,351

Total assets	$53,247	$51,771	$51,867	$51,555	$52,513
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(244)	(259)	(274)	(289)	(303)
Other intangible assets deferred tax liability (1)	85	91	95	101	106

Total tangible assets (2)	$52,644	$51,159	$51,244	$50,923	$51,872

Tier 1 capital	$5,480	$5,317	$5,090	$5,201	$5,755
Shareholders’ preferred equity	(1,700)	(1,696)	(1,692)	(1,688)	(1,683)
Trust preferred securities	(570)	(570)	(570)	(570)	(570)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$3,160	$3,001	$2,778	$2,893	$3,452

Risk-weighted assets (RWA)	$42,759	$42,486	$42,522	$43,248	$44,142

Tier 1 common equity / RWA ratio (2), (3)	7.39%	7.06%	6.53%	6.69%	7.82%
Tangible equity / tangible asset ratio (2)	9.43	9.43	9.26	9.24	9.71
Tangible common equity / tangible asset ratio (2)	6.20	6.12	5.96	5.92	6.46

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(3)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
Our consolidated tangible-common-equity (TCE) ratio was 6.20% at September 30, 2010, an increase from 5.92% at December 31, 2009. The 28 basis point increase from December 31, 2009, primarily reflected improvements in the components of accumulated OCI, as well as an increase in retained earnings.

During the 2010 second quarter, shareholders passed a proposal to amend our charter resulting in an increase of authorized common stock to 1.5 billion shares from 1.0 billion shares. Although we believe our current level of capital is adequate, we may continue to seek opportunities to further strengthen our capital position.
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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation of our consolidated Tier 1, Tier 2, and total risk-based capital amounts during the first nine-month period of 2010.
Table 49 — Consolidated Regulatory Capital Activity

	Shareholder			Disallowed	Disallowed
	Common	Preferred	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2009	$3,804.9	$1,687.5	$620.5	$(632.2)	$(279.5)	$5,201.2

Cumulative effect accounting changes	(3.5)	—	—	—	—	(3.5)
Earnings	189.4	—	—	—	—	189.4
Changes to disallowed adjustments	—	—	—	28.0	1.0	29.0
Dividends	(97.0)	—	—	—	—	(97.0)
Issuance of common stock	2.3	—	—	—	—	2.3
Amortization of preferred discount	(12.8)	12.8	—	—	—	—
Disallowance of deferred tax assets	—	—	—	—	147.2	147.2
Other	11.7	—	—	—	—	11.7

Balance at September 30, 2010	$3,895.0	$1,700.3	$620.5	$(604.2)	$(131.3)	$5,480.3

		Qualifying
	Qualifying	Subordinated		Tier 1 Capital	Total risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2009	$556.3	$473.2	$1,029.5	$5,201.2	$6,230.7

Change in qualifying subordinated debt	—	(49.8)	(49.8)	—	(49.8)
Change in qualifying ACL	(11.4)	—	(11.4)	—	(11.4)
Changes to Tier 1 Capital (see above)	—	—	—	279.1	279.1

Balance at September 30, 2010	$544.9	$423.4	$968.3	$5,480.3	$6,448.6

(1)	Excludes accumulated other comprehensive income (OCI) and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters.
Table 50 — Regulatory Capital Ratios

		2010			2009
		September 30,	June 30,	March 31,	December 31,	September 30,

Total risk-weighted assets (in millions)	Consolidated	$42,759	$42,486	$42,522	$43,248	$44,142
	Bank	42,503	42,249	42,511	43,149	43,964
Tier 1 leverage ratio(1)	Consolidated	10.54%	10.45%	10.05%	10.09%	11.30%
	Bank	6.85	6.54	5.99	5.59	6.48
Tier 1 risk-based capital ratio(1)	Consolidated	12.82	12.51	11.97	12.03	13.04
	Bank	8.28	7.80	7.11	6.66	7.46
Total risk-based capital ratio(1)	Consolidated	15.08	14.79	14.28	14.41	16.23
	Bank	12.69	12.23	11.53	11.08	11.75

(1)	Based on an interim decision by the banking agencies on December 14, 2006, we have excluded the impact of adopting ASC Topic 715, “Compensation — Retirement Benefits”, from the regulatory capital calculations.
The increase in our Tier 1 and total risk-based capital ratios compared with June 30, 2010 reflected a combination of factors including capital accretion due to the current quarter’s earnings and a decrease in disallowed deferred tax assets. Our total disallowed deferred tax assets for regulatory capital purposes decreased to $112.9 million at September 30, 2010 compared with $260.1 million at December 31, 2009.
At September 30, 2010, the parent company had Tier 1 and total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $2.9 billion and $2.2 billion, respectively. Also, the Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $1.0 billion and $1.1 billion, respectively, at September 30, 2010.
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
We intend to repay our TARP capital as soon as it is prudent to do so. However, there are three factors we will continue to consider as we evaluate repayment: (a) evidence of a sustained economic recovery, (b) sustained profitable performance with growth in earnings, and (c) additional clarity of any new regulatory capital thresholds.
Other Capital Matters
As a condition to participate in the TARP, we may not repurchase any shares without prior approval from the Department of Treasury. No shares were repurchased during the first nine-month period of 2010. Also, as we continue to focus on maintaining our strong capital levels, we do not currently anticipate an increase in our dividends for the foreseeable future.

BUSINESS SEGMENT DISCUSSION
Overview
This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
Beginning in the 2010 fourth quarter, we intend to reorganize. The purpose of the reorganization is to better align certain business unit reporting to segment executives with more related business units, accelerating cross sell results. Our reorganization also addresses certain span of management opportunities allowing greater focus on execution of our strategic plans.
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
Revenue Sharing
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
Over the last year, a key strategic emphasis has been to build stronger and more profitable customer relationships using an Optimal Customer Relationship (OCR) methodology. The objectives of OCR are:
1.	Achieve greater “share of wallet” by increasing product and services sold to each relationship.

2.	Target profitable customers, aligned with our strategic mid to low risk profile.

3.	Take a consultative sales approach to become a total solutions provider.
Tied to the OCR process is a new recording and reporting system that has the ability to send, track, and manage referrals and leads across all business segments. It allows us to leverage common objectives, processes, and tools to be more efficient and effective, while also increasing accountability for performance.
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
Net Income by Business Segment
We reported net income of $189.4 million during the first nine-month period of 2010. This compared with a net loss of $2,724.5 million during the first nine-month period of 2009. The segregation of net income by business segment for the first nine-month period of 2010 and the first nine-month period of 2009 is presented in the following table:
Table 51 — Net Income (Loss) by Business Segment

	Nine Months Ended September 30,
(dollar amounts in thousands)	2010	2009

Retail and Business Banking	$94,124	$43,706
Commercial Banking	44,857	(56,151)
Commercial Real Estate	(73,771)	(325,748)
AFDS	66,932	(3,261)
PFG	29,699	5,010
Treasury/Other	27,606	185,770
Unallocated goodwill impairment (1)	—	(2,573,818)

Total net income (loss)	$189,447	$(2,724,492)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. The allocation of this charge to the newly created business segments was not practical.

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first nine-month period of 2010, is presented in the following table:
Table 52 — Average Loans/Leases and Deposits by Business Segment
Nine Months Ended September 30, 2010

	Retail and	Commercial	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	Real Estate	AFDS	PFG	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$2,909	$7,095	$660	$1,050	$603	$—	$12,317
Commercial real estate	537	292	6,378	5	157	—	7,369

Total commercial	3,446	7,387	7,038	1,055	760	—	19,686
Automobile loans and leases	—	—	—	4,678	—	—	4,678
Home equity	6,819	17	—	—	668	46	7,550
Residential mortgage	3,618	3	—	—	635	235	4,491
Other consumer	498	6	—	163	23	—	690

Total consumer	10,935	26	—	4,841	1,326	281	17,409

Total loans	$14,381	$7,413	$7,038	$5,896	$2,086	$281	$37,095

Average Deposits
Demand deposits — noninterest-bearing	$3,543	$2,242	$275	$82	$490	$116	$6,748
Demand deposits — interest-bearing	4,166	937	43	—	518	3	5,667
Money market deposits	7,314	1,964	227	6	1,755	1	11,267
Savings and other domestic deposits	4,483	89	3	—	68	—	4,643
Core certificates of deposit	9,161	28	2	—	180	—	9,371

Total core deposits	28,667	5,260	550	88	3,011	120	37,696
Other deposits	246	1,241	32	4	140	1,054	2,717

Total deposits	$28,913	$6,501	$582	$92	$3,151	$1,174	$40,413

Retail and Business Banking
Objectives, Strategies, and Priorities
Our Retail and Business Banking segment provides traditional banking products and services to consumer and small business customers located in the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, such as mortgage banking. Retail products and services include home equity loans and lines-of-credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At September 30, 2010, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.
Our Retail and Business Banking strategy is to focus on building deeper relationships with both new and existing customers and significantly grow our checking households by increasing our marketing and our “Fair Play” banking philosophy. Our proven customer service excellence gives us a solid foundation to build upon.
Table 53 — Key Performance Indicators for Retail and Business Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$683,200	$666,806	$16,394	2%
Provision for credit losses	(190,508)	(310,807)	(120,299)	(39)
Noninterest income	409,993	385,628	24,365	6
Noninterest expense	(757,879)	(674,386)	83,493	12
Provision for income taxes	(50,682)	(23,535)	27,147	N.M.

Net income	$94,124	$43,706	$50,418	N.M. %

Number of employees (full-time equivalent)	6,562	5,881	681	12%
Total average assets (in millions)	$16,644	$17,036	$(392)	(2)
Total average loans/leases (in millions)	14,381	14,893	(512)	(3)
Total average deposits (in millions)	28,913	27,664	1,249	5
Net interest margin	3.14%	3.22%	(0.08)%	(2)
Net charge-offs (NCOs)	$195,947	$298,089	$(102,142)	(34)
NCOs as a % of average loans and leases	1.82%	2.67%	(0.85)%	(32)
Return on average equity	7.3	4.5	2.8	62

Retail banking # demand deposit account (DDA) households (eop)	970,255	921,059	49,196	5
Retail banking New-to-Bank DDA relationships 90-day cross-sell (eop)	3.50	3.13	0.37	12
Business banking # business DDA relationships (eop)	117,776	112,427	5,349	5
Business banking New-to-Bank DDA relationships 90-day cross-sell (eop)	2.48	1.88	0.60	32
Mortgage banking closed loan volume (in millions)	$3,649	$4,131	$(482)	(12)%
eop — End of Period.
N.M., not a meaningful value.
2010 First Nine Months vs. 2009 First Nine Months
Retail and Business Banking reported net income of $94.1 million in the first nine-month period of 2010, compared with net income of $43.7 million in the first nine-month period of 2009. As discussed further below, the $50.4 million increase included a $120.3 million, or 39%, decline in the provision for credit losses, partially offset by an $83.5 million, or 12%, increase in noninterest expense.

Net interest income increased $16.4 million, or 2%, primarily reflecting a $1.2 billion increase in average total deposits and a 5 basis point improvement in our deposit spread and a 5% increase in the number of DDA households. These increases were the result of increased sales efforts throughout 2009 and the first nine-month period of 2010, particularly in our money market and checking account deposit products.
The $0.5 billion, or 3%, decline in total average loans and leases primarily reflected a $0.4 billion decrease in average commercial loans. The $0.4 billion decrease in average commercial loans was largely focused within the CRE portfolio, and reflected our ongoing commitment to reduce our exposure by executing several initiatives that have resulted in lower balances through payoffs and paydowns, as well as the impact of NCOs. In addition, certain CRE loans, primarily representing owner-occupied properties, were reclassified to C&I loans in 2009.
Provision for credit losses declined $120.3 million, or 39%, reflecting lower NCOs, a $512 million decrease in related average loans and leases, and improvement in delinquencies. NCOs declined $102.1 million, or 34%, and reflected a $77.4 million decline in total commercial NCOs, and a $24.8 million decline in total consumer NCOs. The decrease in NCOs reflected a lower level of large dollar charge-offs, improvement in delinquencies, the impact of loans sales in 2009, and an improved credit environment.
Noninterest income increased $24.4 million, or 6%, reflecting a $35.8 million increase in mortgage banking income. The increase to mortgage banking income primarily reflected a $47.0 million improvement of MSR valuation, net of hedging, partially offset by a $9.0 million decline in origination and secondary marketing fees as a result of a 12% decrease in mortgage originations. Also contributing to the increase in noninterest income was a $6.2 million, or 8%, increase in electronic banking income, primarily reflecting an increased number of deposit accounts and transaction volumes. Partially offsetting these increases were: (a) $14.9 million decline in deposit service charges reflecting the amendment to Regulation E, the reduction or elimination of certain overdraft fees, a decline in the number of customers overdrafting their accounts, and our new 24-Hour Grace™ product offering, and (b) $1.1 million decline in trading and derivative revenue as a result of a decline in customer demand for interest-rate swap products.
Noninterest expense increased $83.5 million, or 12%. This increase reflected: (a) $23.6 million of higher allocated expenses; (b) $25.3 million increase in personnel expense reflecting a 12% increase in full-time equivalent employees and salary increases; (c) $24.4 million increase in marketing expense related to branch and product advertising and direct mail efforts, and branch and ATM branding investments in support of strategic initiatives; (d) $14.3 million increase in deposit and other insurance expense reflecting increased premiums and higher deposit balances; and (e) $6.5 million increase in repurchase reserves related to representations and warranties made on mortgage loans sold. These increases were partially offset by a $14.8 million improvement in OREO losses.

Commercial Banking
Objectives, Strategies, and Priorities
The Commercial Banking segment provides a variety of banking products and services to customers within our primary banking markets that generally have larger credit exposures and sales revenues compared with our Retail and Business Banking customers. Commercial Banking products include commercial loans, international trade, cash management, leasing, interest rate protection products, foreign exchange, capital market alternatives, 401(k) plans, and mezzanine investment capabilities. Our Commercial Banking team also serves customers that specialize in equipment leasing, as well as serving the commercial banking needs of government entities, not-for-profit organizations, and large corporations. Commercial bankers personally deliver these products and services by developing leads through community involvement, referrals from other professionals, and targeted prospect calling.
The Commercial Banking business model includes 11 regional markets driven by local execution. These markets are supported by expertise in large corporate and middle market segments, by capabilities in treasury management and equipment finance, and by vertical strategies within government banking and not-for-profit industries.
The Commercial portfolio includes a distribution across industries and segments which resembles the market demographics of our footprint. A strategic focus of Commercial Banking is to target under penetrated markets within our footprint and capitalize on opportunities in industries such as not-for-profit and healthcare.
In addition, Commercial Banking will expand the leadership, investment, and capabilities for treasury by management and equipment finance. In equipment finance, we will distinguish ourselves through aggressive business development and local service delivery and by strategically aligning with our bank partners to drive market share, as evidenced by a 114% increase in originations during the first nine-month period of 2010, when compared with the same period last year. With our investments in Treasury Management, we will differentiate through our implementation experience and the speed at which we can deliver products and services to our customers.
The primary focus for Commercial Banking is our ability to gain a deeper relationship with our existing customers and to increase our market share through our unique customer solution strategy. This includes a comprehensive cross-sell approach to capture the untapped opportunities within our customer and prospect community. This strategy embodies a shift from a credit-only focus, to a total customer solution approach with an increasing share of wallet.
Table 54 — Key Performance Indicators for Commercial Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$169,338	$156,231	$13,107	8%
Provision for credit losses	(57,295)	(207,667)	(150,372)	(72)
Noninterest income	78,383	69,511	8,872	13
Noninterest expense	(121,415)	(104,461)	16,954	16
(Provision) benefit for income taxes	(24,154)	30,235	54,389	N.M.

Net income (loss)	$44,857	$(56,151)	$101,008	N.M. %

Number of employees (full-time equivalent)	500	433	67	15%

Total average assets (in millions)	$7,666	$8,402	$(736)	(9)
Total average loans/leases (in millions)	7,413	8,032	(619)	(8)
Total average deposits (in millions)	6,501	6,004	497	8
Net interest margin	2.94%	2.61%	0.33%	13
Net charge-offs (NCOs)	$102,733	$174,474	$(71,741)	(41)
NCOs as a % of average loans and leases	1.85%	2.90%	(1.05)%	(36)
Return on average equity	8.7	(9.4)	18.1	N.M.

N.M., not a meaningful value.

2010 First Nine Months vs. 2009 First Nine Months
Commercial Banking reported net income of $44.9 million in the first nine-month period of 2010, compared with a net loss of $56.2 million in the first nine-month period of 2009. As discussed below, this $101 million improvement primarily reflected a $150.4 million decline in provision for credit losses, partially offset by a $17.0 million increase in noninterest expense.
Net interest income increased $13.1 million, or 8%, primarily reflecting a 33 basis point increase in the net interest margin, partially offset by a $0.6 billion, or 8%, decline in average total loans. This increase in the net interest margin was almost entirely reflective of the 39 basis point improvement in our commercial loan spread as a result of strategic pricing decisions.
Average total loans declined $0.6 billion, or 8%, primarily reflecting strategic and credit related exits, lower line-of-credit utilization, and higher NCOs during 2009. Additionally, we have experienced higher run-off in our commercial loan portfolio as many customers have actively reduced their leverage position due to higher liquidity positions.
Total average deposits increased $0.5 billion, or 8%, reflecting a $1.1 billion increase in core deposits, partially offset by a $0.6 billion decline in noncore deposits. The increase in core deposits reflected: (a) a $0.6 billion increase in public fund deposits, (b) $0.2 billion increase in commercial demand deposits; and (c) $0.2 billion increase in commercial savings and money market deposits. These increases were primarily a result of strategic efforts to improve our sales and servicing functions as they relate to commercial and public customers, as well as initiatives designed to deepen our relationships with these customers. The decrease in noncore deposits primarily reflected a $0.4 billion reduction in brokered and negotiable deposits due to portfolio continued run-off.
Provision for credit losses declined $150.4 million, or 72%, reflecting the lower level of related loan balances, as well as a $71.7 million decline in NCOs. Expressed as a percentage of related average balances, NCOs decreased to 1.85% from 2.90%. The decline in NCOs was primarily driven by $51.1 million lower net C&I charge-offs and $21.0 million lower CRE NCOs. This represented an increase in recoveries compared with the year-ago period. The overall decline in NCOs was the result of aggressive treatment of the portfolio over the last 18 months and an improved credit environment.
Noninterest income increased $8.9 million, or 13%, and primarily reflected: (a) $4.3 million increase in loan commitment fee income; (b) $2.3 million increase of loan-related fees relating to the improved collection of such fees from customers; (c) $1.2 million increase in brokerage and insurance income; (d) $1.2 million in gains on terminated leases, reflecting strategically accelerated equipment sales to capture disposal gains; and (e) $0.8 million increase in deposit service charges reflecting higher core deposit balances and increased treasury management sales efforts. These increases were partially offset by a $3.1 million decline in equipment operating lease income as lease originations were structured as direct finance leases rather than operating leases effective with the 2009 second quarter.
Noninterest expense increased $17.0 million, or 16%, and reflected: (a) $12.9 million increase in personnel expense reflecting a 15% increase in full-time equivalent employees; (b) $2.3 million of higher allocated expenses, and (c) $3.3 million increase in deposit and other insurance expense reflecting increased premiums and higher deposit balances. These increases were partially offset by a $2.6 decrease in equipment operating lease expense reflecting the change in structuring for lease originations effective with the 2009 second quarter as described above.

Commercial Real Estate
Objectives, Strategies, and Priorities
Our Commercial Real Estate segment serves professional real estate developers or other customers with real estate project financing needs within our primary banking markets. Commercial Real Estate products and services include CRE loans, cash management, interest rate protection products, insurance and general banking products and services. Commercial Real Estate bankers personally deliver these products and services through relationships with developers in our footprint who are recognized as the most experienced, well-managed and well-capitalized, and are capable of operating in all phases of the real estate cycle (“core customers and prospects”); developing leads through community involvement; and referrals from other professionals.
The Commercial Real Estate strategy is to focus on building a deep relationship with top-tier developers within our geographic footprint. Our local knowledge of the customers, market, and products, provides us with a competitive advantage and supports revenue growth in our footprint. Our strategy is to continue to expand the relationships of our current core customer base and to attract new, profitable business with core prospects in our footprint. This strategy embodies a shift from a credit only focus, to a total solutions approach.
At the end of 2009, the CRE loan portfolio was segmented into core and noncore components as part of our strategy to manage our credit exposure while maximizing the overall CRE portfolio profitability. Both the core and noncore portfolios are actively managed and priced based on unique characteristics of each underlying relationship.
Table 55 — Key Performance Indicators for Commercial Real Estate

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$123,362	$101,287	$22,075	22%
Provision for credit losses	(211,430)	(577,826)	(366,396)	(63)
Noninterest income	8,558	778	7,780	N.M.
Noninterest expense	(33,984)	(25,389)	8,595	34
Benefit for income taxes	39,723	175,402	(135,679)	(77)

Net loss	$(73,771)	$(325,748)	$251,977	(77)%

Number of employees (full-time equivalent)	108	90	18	20%
Total average assets (in millions)	$6,462	$8,236	$(1,774)	(22)
Total average loans/leases (in millions)	7,038	8,358	(1,320)	(16)
Total average deposits (in millions)	582	482	100	21
Net interest margin	2.34%	1.62%	0.72%	44
Net charge-offs (NCOs)	$269,715	$373,660	$(103,945)	(28)
NCOs as a % of average loans and leases	5.11%	5.96%	(0.85)%	(14)
Return on average equity	(16.0)	(77.8)	(61.8)	(79)

N.M., not a meaningful value.
2010 First Nine Months vs. 2009 First Nine Months
Commercial Real Estate reported a net loss of $73.8 million in the first nine-month period of 2010 compared with a net loss of $325.7 million in the first nine-month period of 2009. The improvement reflects a $366.4 million decrease to the provision for credit losses due to the stabilization of overall credit quality in the underlying portfolio.
Net interest income increased $22.1 million, or 22%, reflecting a 72 basis point increase in net interest margin partially offset by a $1.3 billion, or 16%, decrease in average earning assets. The net interest margin increase primarily reflects the implementation of a risk-based pricing strategy implemented in early 2009.

Average total loans declined $1.3 billion. The decline is primarily due to aggressive portfolio management and reflects an on-going commitment to reducing our commercial real estate exposure while maintaining a moderate to low risk profile. In addition, certain CRE loans, primarily representing owner-occupied properties, were reclassified to C&I loans in 2009.
Average total deposits increased $0.1 billion, or 21% primarily in commercial demand deposits and commercial money-market deposits reflecting the results of our commitment to strengthen relationships with core customers.
Noninterest income increased $7.8 million, reflecting $4.3 million improvement in derivative trading activities as well as $2.3 million increase in loan-related fees.
Noninterest expense increased $8.6 million, or 34% reflecting $4.6 million increase in credit-related expenses (i.e, appraisals, loan collection, taxes, OREO expenses) and $2.5 million increase in personnel expense reflecting the commitment to deepening our relationships with core customers and reducing real estate exposure.

Auto Finance and Dealer Services (AFDS)
Objectives, Strategies, and Priorities
Our AFDS business segment provides a variety of banking products and services to approximately 2,300 automotive dealerships within our primary banking markets, as well as Eastern Pennsylvania and five New England states. The recent expansion has incorporated new experienced colleagues with existing dealer relationships. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
The AFDS strategy focuses on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local region makes loan decisions, though we prioritize maintaining pricing discipline over market share.
Table 56 — Key Performance Indicators for Auto Finance and Dealer Services (AFDS)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$126,607	$105,116	$21,491	20%
Reduction (provision) for credit losses	9,004	(68,553)	(77,557)	N.M.
Noninterest income	49,929	44,327	5,602	13
Noninterest expense	(82,568)	(85,907)	(3,339)	(4)
(Provision) benefit for income taxes	(36,040)	1,756	37,796	N.M.

Net income (loss)	$66,932	$(3,261)	$70,193	N.M. %

Number of employees (full-time equivalent)	412	436	(24)	(6)%
Total average assets (in millions)	$6,345	$5,270	$1,075	20
Total average loans/leases (in millions)	5,896	4,972	924	19
Net interest margin	2.74%	2.64%	0.10%	4
Net charge-offs (NCOs)	$21,766	$45,430	$(23,664)	(52)
NCOs as a % of average loans and leases	0.49%	1.22%	(0.73)%	(60)
Return on average equity	35.9	(1.7)	37.6	N.M.

Noninterest income	$49,929	$44,327	$5,602	13
Operating lease income	35,500	39,139	(3,639)	(9)

Noninterest income, excluding operating lease income	$14,429	$5,188	$9,241	2

Noninterest expense	$(82,568)	$(85,907)	$3,339	(4)
Operating lease expense	(28,892)	(32,920)	4,028	(12)

Noninterest expense, excluding operating lease expense	$(53,676)	$(52,987)	$(689)	1

Automobile loans production (in millions)	$2,631	$1,073	$1,558	N.M.

N.M., not a meaningful value.

2010 First Nine Months vs. 2009 First Nine Months
AFDS reported net income of $66.9 million in the first nine-month period of 2010, compared with a net loss of $3.3 million in the first nine-month period of 2009. This $70.2 million increase reflected a $77.6 million decline to the provision for credit losses, due to a reduction in reserves as the underlying credit quality of the loan portfolios improved. This improvement largely reflected our consistent high quality origination profile since the beginning of 2008. The comparable year-ago period included a higher provision for credit losses to increase reserves due to economic and automobile-industry related weaknesses in our markets. Total NCO’s declined $23.7 million, or 52%, and automobile loan and lease delinquency levels declined to 1.17% from 2.12%. At September 30, 2010, the ALLL as a percentage of total loans decreased to 0.88% from 1.68% at September 30, 2009.
Net interest income increased $21.5 million, or 20%, reflecting a 10 basis point increase in the net interest margin, and a $0.9 billion, or 19%, increase in average total loans. The increase in average total loans reflected a $1.3 billion increase in average automobile loans due to record loan origination levels, as well as the impact of the transferring automobile loans to a trust in a securitization transaction as part of a funding strategy (see below). These increases were partially offset by a $0.3 billion decline related to the continued run-off in the automobile lease portfolio, and a $0.1 billion decline in average commercial loans primarily reflecting lower floorplan credit-line utilization.
During the 2010 first quarter, we adopted a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction. At the end of the 2009 first quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction as part of a funding strategy. Upon adoption of the new accounting standard, the trust was consolidated as of January 1, 2010. At the time of the consolidation, the trust was holding $0.8 billion of loans and we elected to account for these loans, as well as the underlying debt, at fair value. At September 30, 2010, these loans had a remaining balance of $0.6 billion.
Noninterest income increased $5.6 million, or 13%. Excluding operating lease income, noninterest income increased $9.2 million, or 2%. Performance for the first nine-month period of 2009 was impacted by a $5.9 million nonrecurring loss from the $1.0 billion securitization transaction (discussed above) and a $0.7 million nonrecurring gain from the sale of related securities. In addition, the results for the first nine-month period of 2010 included a $5.8 million net gain resulting from valuation adjustments of the loans and associated notes payable held by the consolidated trust (discussed above). Partially offsetting these increases was a $2.5 million decrease in servicing income also attributed to the trust consolidation.
Noninterest expense decreased $3.3 million, or 4%. Excluding operating lease expense, noninterest expense increased $0.7 million or 1%. This increase reflected a $2.2 million increase in personnel expense, much of which related to increased loan origination and servicing related activities, as well as a $4.9 million increase in allocated costs. These increases were partially offset by a $5.6 million decrease in losses associated with sales of vehicles returned at the end of their lease terms as 2010 sales of vehicles returned have generated higher values and the number of vehicles being returned has declined compared with the year ago period. Also, non-personnel related collections and repossession related costs declined $1.4 million.
Net automobile operating lease income increased $0.4 million, reflecting lower depreciation expense attributed to improvement in estimated vehicle residual values. Net automobile operating lease income is expected to decline in future periods as a result of the discontinuation of all lease origination activities in 2008 and the resulting continued run-off of the automobile operating lease portfolio.

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
Table 57 — Key Performance Indicators for Private Financial Group (PFG)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2010	2009	Amount	Percent
Net interest income	$70,420	$57,274	$13,146	23%
Reduction (provision) for credit losses	(4,476)	(27,019)	(22,543)	(83)
Noninterest income	191,858	183,657	8,201	4
Noninterest expense excluding goodwill impairment	(212,111)	(177,310)	34,801	20
Goodwill impairment	—	(28,895)	(28,895)	N.M.
Provision for income taxes	(15,992)	(2,697)	13,295	N.M.

Net income	$29,699	$5,010	$24,689	N.M. %

Number of employees (full-time equivalent)	1,519	1,371	148	11%

Total average assets (in millions)	$3,292	$3,339	$(47)	(1)
Total average loans/leases (in millions)	2,086	2,444	(358)	(15)
Total average deposits (in millions)	3,151	2,354	797	34
Net interest margin	3.00%	3.09%	(0.09)%	(3)
Net charge-offs (NCOs)	$20,512	$25,537	$(5,025)	(20)
NCOs as a % of average loans and leases	1.31%	1.39%	(0.08)%	(6)
Return on average equity	11.2	2.8	8.4	N.M.

Total trust assets (in billions)- eop	$60.3	$47.7	$12.6	26
Total assets under management (in billions)- eop	13.6	13.0	0.6	5
Total Huntington Funds (in billions) -eop	3.3	3.2	0.1	3

Noninterest income, excluding impact of fee sharing	$226,817	$210,866	$15,951	8
Noninterest income shared with other business segments	34,959	27,209	7,750	28

Noninterest income, reported (above)	191,858	183,657	8,201	4

eop — End of Period.

N.M., not a meaningful value.

2010 First Nine Months vs. 2009 First Nine Months
PFG reported net income of $29.7 million in the first nine-month period of 2010, compared with net income of $5.0 million in the first nine-month period of 2009. The $24.7 million improvement reflected a $28.9 million goodwill impairment charge recorded during the year-ago period, as well as a $22.5 million decline in the provision for credit losses. Partially offsetting this amount was an increase in the provision for income taxes expense of $13.3 million.
Net interest income increased $13.1 million, or 23%, and the net interest margin declined by 9 basis points. The growth in net interest income was driven mostly by a $0.8 billion increase in lower-cost deposits (see below).
Average total loans decreased $0.4 billion, or 15%. This decrease was primarily due to the reclassification of certain variable rate demand notes to municipal securities.
Average total deposits increased $0.8 billion, or 34%. A substantial portion of the deposit growth resulted from the introduction of three deposit products during 2009 and a fourth during 2010 designed as alternative options for lower yielding money market mutual funds. The new deposit products were: (a) the Huntington Conservative Deposit Account (HCDA), (b) the Huntington Protected Deposit Account (HPDA), (c) the Collateral Backed Deposit Account (CBDA), and (d) the Bank Deposit Sweep Product (BDSP). Investments in these products exceeded $1 billion at September 30, 2010 collectively.
As previously mentioned, provision for credit losses decreased $22.5 million reflecting a reduction in the ALLL associated with the variable rate demand note reclassification noted above, as well as the utilization of previously established reserves in connection with total NCOs, which declined $5.0 million, or 20%.
Noninterest income increased $8.2 million, or 4%, primarily reflecting a $7.3 million increase in trust services revenue, as a result of a $12.6 billion increase in total trust assets, as well as increased fees on personal trust accounts and in-sourcing of certain mutual fund administrative services.
Noninterest expense increased $5.9 million. This increase includes a $28.9 million goodwill impairment charge recorded during the 2009 first quarter. After adjusting for the goodwill impairment, noninterest expense increased $34.8 million. This increase reflected $12.3 million higher allocated expenses, an $18.2 million increase in personnel expense resulting from an 11% increase in average full-time equivalent employees, and a $2.3 million increase in FDIC deposit insurance due to higher deposit balances.

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
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (a) credit quality performance could worsen due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (b) changes in economic conditions; (c) movements in interest rates; (d) competitive pressures on product pricing and services; (e) success and timing of other business strategies; (f) extended disruption of vital infrastructure; and (g) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created Consumer Financial Protection Bureau (CFPB), to implement the Act’s provisions. Additional factors that could cause results to differ materially from those described above can be found in our 2009 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.
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
Total Allowance for Credit Losses
The ACL is the sum of the ALLL and the AULC and represents the estimate of the level of reserves appropriate to absorb inherent credit losses. At September 30, 2010, the ACL was $1,376.4 million, or 3.67% of total loans and leases.
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
Level 3 Analysis on Certain Securities Portfolios
Our Alt-A, collateralized mortgage obligation (CMO), and pooled-trust-preferred securities portfolios are classified as Level 3. The significant estimates used to determine the fair value of these securities have greater subjectivity and are less observable. The Alt-A and CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties and are used as a basis for our impairment analysis. These three portfolios, and the results of our impairment analysis for each portfolio, are discussed in further detail below:
Alt-A mortgage-backed / Private-label CMO securities represent securities collateralized by first-lien residential mortgage loans. At September 30, 2010, our Alt-A securities portfolio had a fair value of $97.7 million, and our CMO securities portfolio had a fair value of $276.2 million. As many of the cash flow assumptions that are significant to the fair value measurement of these securities in its entirety was are Level 3 inputs, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third-party specialist using a discounted cash flow approach and the independent third-party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates implied by the underlying performance of collateral in the structure or similar structures, discount rates implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates based upon macroeconomic forecasts.
We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it is probable all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal at September 30, 2010.
Our analysis indicated, as of September 30, 2010, a total of two Alt-A mortgage-backed securities and seven private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 3.26% to 45.75% of their par value. These losses were projected to occur between nine to 26 months in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. During the 2010 third quarter, we recorded $0.4 million of other-than-temporary impairment (OTTI) in our Alt-A mortgage-backed securities portfolio and $2.2 million of OTTI adjustments in our private-label CMO securities portfolio. For the first nine-month period of 2010, we recorded $1.6 million of OTTI adjustments in our Alt-A mortgage-backed securities portfolio, and $7.0 million of OTTI adjustments in our private-label CMO securities portfolio.
Pooled-trust-preferred securities represent collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. At September 30, 2010, our pooled-trust-preferred securities portfolio had a fair value of $100.3 million. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third-party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio.

The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current/near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers in default. The recovery assumptions on issuers deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will experience a loss of principal or interest on nine securities; as such, we recorded credit related OTTI expense of $0.2 million in the 2010 third quarter relating to these securities. For the first nine-month period of 2010, we recorded $3.4 million of OTTI expense relating to these securities.
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
There were no events or changes in circumstances which indicated the goodwill of a reporting unit may be impaired during the 2010 third quarter, 2010 second quarter, or 2010 first quarter.
OTHER REAL ESTATE OWNED (OREO)
OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property, less anticipated selling costs, and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount, and are charged to noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At September 30, 2010, OREO totaled $123.1 million, representing a 12% decline compared with $140.1 million at December 31, 2009.
Income Taxes and Deferred Tax Assets
DEFERRED TAX ASSETS
At September 30, 2010, we had a net deferred tax asset of $389.5 million. Based on our ability to offset the net deferred tax asset against our forecast of future taxable income, there was no impairment of the deferred tax asset at September 30, 2010. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. However, our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired.
On March 31, 2010, the net deferred tax asset relating to the assets acquired from Franklin on March 31, 2009 (see “Significant Items”) increased by $43.6 million relating to the expiration of the 12-month recognition period under Internal Revenue Code Of 1986 (IRC) Section 382. In general, IRC Section 382 imposes a one-year limitation on bad debt deductions allowed for tax purposes under IRC Section 166. Any bad debt deductions recognized after March 31, 2010 would not be limited by IRC Section 382.

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

Item 1: Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2010	2009
(in thousands, except number of shares)	September 30,	December 31,	September 30,
Assets
Cash and due from banks	$1,139,226	$1,521,344	$1,882,108
Interest bearing deposits in banks	274,240	319,375	397,941
Trading account securities	138,677	83,657	121,366
Loans held for sale (includes $699,001; $459,179 and $491,564 respectively, measured at fair value) (1)	744,439	461,647	530,861
Available-for-sale and other securities	9,723,558	8,587,914	8,503,150
Loans and leases (includes $590,223 at September 30, 2010 measured at fair value) (2)	37,500,587	36,790,663	37,304,094
Allowance for loan and lease losses	(1,336,352)	(1,482,479)	(1,031,971)

Net loans and leases	36,164,235	35,308,184	36,272,123

Bank owned life insurance	1,450,335	1,412,333	1,402,134
Premises and equipment	489,349	496,021	496,280
Goodwill	444,268	444,268	443,648
Other intangible assets	243,666	289,098	302,612
Accrued income and other assets	2,434,783	2,630,824	2,160,436

Total assets	$53,246,776	$51,554,665	$52,512,659

Liabilities and shareholders’ equity
Liabilities
Deposits	$41,072,371	$40,493,927	$39,829,057
Short-term borrowings	1,859,134	876,241	852,076
Federal Home Loan Bank advances	23,643	168,977	920,045
Other long-term debt (includes $422,294 at September 30, 2010 measured at fair value) (2)	2,393,071	2,369,491	2,434,858
Subordinated notes	1,202,568	1,264,202	1,674,054
Accrued expenses and other liabilities	1,128,586	1,045,825	1,127,463

Total liabilities	47,679,373	46,218,663	46,837,553

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	1,337,749	1,325,008	1,320,898
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	362,507
Common stock	7,180	7,167	7,154
Capital surplus	6,743,724	6,731,796	6,723,923
Less treasury shares, at cost	(8,969)	(11,465)	(11,827)
Accumulated other comprehensive loss	(28,396)	(156,985)	(211,842)
Retained (deficit) earnings	(2,846,392)	(2,922,026)	(2,515,707)

Total shareholders’ equity	5,567,403	5,336,002	5,675,106

Total liabilities and shareholders’ equity	$53,246,776	$51,554,665	$52,512,659

Common shares authorized (par value of $0.01)	1,500,000,000	1,000,000,000	1,000,000,000
Common shares issued	718,015,276	716,741,249	715,409,524
Common shares outstanding	717,132,197	715,761,672	714,469,066
Treasury shares outstanding	883,079	979,577	940,458
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	1,760,578	1,760,578	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 13.

(2)	Amounts represent certain assets and liabilities of a consolidated variable interest entity (VIE) for which Huntington has elected the fair value option. See Note 15.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest and fee income
Loans and leases
Taxable	$458,792	$476,832	$1,405,181	$1,462,647
Tax-exempt	1,806	3,184	3,821	7,741
Investment securities
Taxable	61,438	64,955	180,039	180,445
Tax-exempt	2,725	1,356	8,675	7,454
Other	9,908	7,519	19,385	28,520

Total interest income	534,669	553,846	1,617,101	1,686,807

Interest expense
Deposits	103,380	161,593	346,504	525,243
Other borrowings	21,327	29,434	67,086	111,341

Total interest expense	124,707	191,027	413,590	636,584

Net interest income	409,962	362,819	1,203,511	1,050,223
Provision for credit losses	119,160	475,136	547,574	1,180,680

Net interest income (loss) after provision for credit losses	290,802	(112,317)	655,937	(130,457)

Service charges on deposit accounts	65,932	80,811	211,205	226,042
Brokerage and insurance income	36,376	33,996	108,636	105,996
Mortgage banking income	52,045	21,435	122,613	87,680
Trust services	26,997	25,832	83,161	76,364
Electronic banking	28,090	28,017	81,334	74,978
Bank owned life insurance income	14,091	13,639	44,953	40,817
Automobile operating lease income	11,356	12,795	35,501	39,139
Net gains on sales of investment securities	2,421	16,208	11,831	34,459
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	27,775	(53,307)	24,568	(145,359)
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	(30,492)	34,725	(36,570)	103,253

Net impairment losses on investment securities	(2,717)	(18,582)	(12,002)	(42,106)
Other income	32,552	41,901	90,406	117,730

Total non-interest income	267,143	256,052	777,638	761,099

Personnel costs	208,272	172,152	586,789	519,819
Outside data processing and other services	38,553	38,285	118,305	111,283
Deposit and other insurance expense	23,406	23,851	74,228	89,410
Net occupancy	26,718	25,382	81,192	79,000
OREO and foreclosure expense	12,047	38,968	28,547	75,379
Equipment	21,651	20,967	63,860	62,663
Professional services	20,672	18,108	67,757	51,220
Amortization of intangibles	15,145	16,995	45,432	51,247
Automobile operating lease expense	9,159	10,589	28,892	32,920
Marketing	20,921	8,259	49,756	23,975
Telecommunications	5,695	5,902	18,071	17,880
Printing and supplies	4,062	3,950	11,628	11,673
Goodwill impairment	—	—	—	2,606,944
Gain on early extinguishment of debt	—	(60)	—	(73,827)
Other expense	21,008	17,749	64,756	51,262

Total non-interest expense	427,309	401,097	1,239,213	3,710,848

Income (loss) before income taxes	130,636	(257,362)	194,362	(3,080,206)
Provision (benefit) for income taxes	29,690	(91,172)	4,915	(355,714)

Net income (loss)	100,946	(166,190)	189,447	(2,724,492)
Dividends on preferred shares	29,495	29,223	88,278	145,467

Net income (loss) applicable to common shares	$71,451	$(195,413)	$101,169	$(2,869,959)

Average common shares — basic	716,911	589,708	716,604	471,958
Average common shares — diluted	719,567	589,708	719,182	471,958
Per common share
Net income (loss) — basic	$0.10	$(0.33)	$0.14	$(6.08)
Net income (loss) — diluted	0.10	(0.33)	0.14	(6.08)
Cash dividends declared	0.01	0.01	0.03	0.03
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Nine Months Ended September 30, 2009
Balance, beginning of period	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$365,599	$7,227,141

Cumulative effect of change in accounting principle for noncontrolling interest											1,765	1,765
Balance, beginning of period — as adjusted	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	(326,693)	$367,364	$7,228,906

Comprehensive Income:
Net loss											(2,724,492)	(2,724,492)
Cumulative effect of change in accounting principle for other-than- temporarily impaired debt securities										(3,541)	3,541	—
Non-credit-related impairment losses on debt securities not expected to be sold										(67,114)		(67,114)
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains										175,401		175,401
Unrealized gains on cash flow hedging derivatives										5,673		5,673
Change in accumulated unrealized losses for pension and other post- retirement obligations										4,432		4,432

Total comprehensive loss												(2,606,100)
Issuance of common stock					307,008	3,069	1,137,657					1,140,726
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Amortization of discount		11,931									(11,931)	—
Cash dividends declared:
Common ($0.03 per share)											(14,859)	(14,859)
Preferred Series B ($37.50 per share)											(52,428)	(52,428)
Preferred Series A ($63.75 per share)											(25,073)	(25,073)
Recognition of the fair value of share-based compensation							5,128					5,128
Other share-based compensation activity					358	4	652				(813)	(157)
Other		300					(4,059)	(25)	3,703		(981)	(1,037)

Balance, end of period	1,398	$1,320,898	363	$362,507	715,410	$7,154	$6,723,923	(940)	$(11,827)	$(211,842)	$(2,515,707)	$5,675,106

Nine Months Ended September 30, 2010
Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,925,488)	5,328,291
Comprehensive Income:
Net income											189,447	189,447
Non-credit-related impairment losses on debt securities not expected to be sold										23,771		23,771
Unrealized net gains on investment securities arising during the period, net of reclassification for net realized gains										88,428		88,428
Unrealized gains on cash flow hedging derivatives										17,141		17,141
Change in accumulated unrealized losses for pension and other post- retirement obligations										3,498		3,498

Total comprehensive income												322,285
Issuance of common stock					537	5	2,264					2,269
Amortization of discount		12,741									(12,741)	—
Cash dividends declared:
Common ($0.03 per share)											(21,505)	(21,505)
Preferred Series B ($37.50 per share)											(52,427)	(52,427)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Recognition of the fair value of share-based compensation						3	11,410					11,413
Other share-based compensation activity					737	5	457				(525)	(63)
Other							(2,203)	97	2,496		(43)	250

Balance, end of period	1,398	$1,337,749	363	$362,507	718,015	$7,180	$6,743,724	(883)	$(8,969)	$(28,396)	$(2,846,392)	$5,567,403

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Operating activities
Net income (loss)	$189,447	$(2,724,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	2,606,944
Provision for credit losses	547,574	1,180,680
Depreciation and amortization	209,070	160,473
Change in current and deferred income taxes	175,715	(243,482)
Net sales (purchases) of trading account securities	(55,020)	818,403
Originations of loans held for sale	(2,468,265)	(3,907,458)
Principal payments on and proceeds from loans held for sale	2,213,303	3,736,250
Other, net	54,292	211,230

Net cash provided by (used for) operating activities	866,116	1,838,548

Investing activities
Increase (decrease) in interest bearing deposits in banks	22,754	(294,238)
Proceeds from:
Maturities and calls of investment securities	2,639,403	564,433
Sales of investment securities	3,120,777	2,836,072
Purchases of investment securities	(6,610,248)	(7,099,257)
Net proceeds from sales of loans	685,592	949,398
Net loan and lease activity, excluding sales	(1,744,418)	1,500,544
Purchases of operating lease assets	—	(119)
Proceeds from sale of operating lease assets	17,585	7,647
Purchases of premises and equipment	(45,951)	(32,672)
Proceeds from sales of other real estate	78,073	39,733
Other, net	1,917	4,207

Net cash provided by (used for) investing activities	(1,834,516)	(1,524,252)

Financing activities
Increase (decrease) in deposits	563,474	1,895,145
Increase (decrease) in short-term borrowings	893,501	(375,011)
Maturity/redemption of subordinated notes	(83,870)	(151,942)
Proceeds from Federal Home Loan Bank advances	450,000	206,286
Maturity/redemption of Federal Home Loan Bank advances	(595,536)	(1,875,534)
Proceeds from issuance of long-term debt	—	598,200
Maturity/redemption of long-term debt	(544,250)	(578,072)
Dividends paid on preferred stock	(75,537)	(82,084)
Dividends paid on common stock	(21,437)	(49,349)
Net proceeds from issuance of common stock	—	1,135,662
Other, net	(63)	(157)

Net cash provided by (used for) financing activities	586,282	723,144

Increase (decrease) in cash and cash equivalents	(382,118)	1,037,440
Cash and cash equivalents at beginning of period	1,521,344	844,668

Cash and cash equivalents at end of period	$1,139,226	$1,882,108

Supplemental disclosures:
Income taxes refunded	$148,518	$112,232
Interest paid	435,272	686,077
Non-cash activities
Dividends accrued, paid in subsequent quarter	23,373	21,820
See Notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2009 Annual Report on Form 10-K (2009 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

3. LOANS AND LEASES
The following table provides a detail listing of Huntington’s loan and lease portfolio at September 30, 2010, December 31, and September 30, 2009.

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Loans and leases:
Commercial and industrial	$12,424,529	$12,888,100	$12,547,221
Commercial real estate	6,912,573	7,688,827	8,714,761
Automobile loans	5,295,705	3,144,329	2,939,223
Automobile leases	89,491	246,265	309,248
Home equity	7,689,420	7,562,060	7,576,458
Residential mortgage	4,511,272	4,510,347	4,467,714
Other consumer loans	577,597	750,735	749,469

Loans and leases	37,500,587	36,790,663	37,304,094

Allowance for loan and lease losses	(1,336,352)	(1,482,479)	(1,031,971)

Net loans and leases	$36,164,235	$35,308,184	$36,272,123

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB - Cincinnati. As of September 30, 2010, these borrowings and advances are generally secured by $16.9 billion of loans and securities.
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
ASC 310 (formerly SOP 03-3) provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable the investor will be unable to collect all contractually required payments.
During the 2010 second quarter, $397.7 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323.4 million were transferred to loans held for sale. At the time of the transfer to loans held for sale, the loans were marked to the lower of cost or fair value less costs to sell. This resulted in charge-offs at the time of the transfer, which when added to other charge-offs during the quarter, resulted in total 2010 second quarter Franklin-related NCOs of $80.0 million ($64.2 million related to residential mortgages and $15.9 million related to home equity loans, partially offset by $0.2 million of C&I net recoveries). The 2010 second quarter provision for credit losses included $80.0 million related to Franklin, with $75.5 million related to transferring the loans to loans held for sale. During 2010 third quarter, the Franklin-related residential mortgages and home equity loans were sold at essentially book value. In the 2010 third quarter, Franklin-related consumer NCOs totaled $4.5 million, ($3.4 million of residential mortgage NCOs and $1.2 million of home equity loan NCOs), which were offset by $4.5 million of Franklin-related commercial net recoveries. At September 30, 2010, the only Franklin-related assets remaining were $15.3 million of OREO properties, which have been marked to the lower of cost or fair value less costs to sell.

The following table presents a rollforward of the accretable discount for the three months and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of period	$—	$39,031	$35,286	$—
Additions	—	—	—	39,781
Accretion	—	(2,478)	(1,773)	(3,228)
Reclassification to nonaccretable difference (1)	—	—	(7,460)	—
Transfer to loans held for sale	—	—	(26,053)	—

Balance, end of period	$—	$36,553	$—	$36,553

(1)	Result of moving loans to nonaccrual status.
The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30,		December 31,		September 30,
	2010		2009		2009
	Carrying	Outstanding	Carrying	Outstanding	Carrying	Outstanding
(in thousands)	Value	Balance	Value	Balance	Value	Balance
Residential mortgage	$—	$—	$373,117	$680,068	$392,516	$698,466
Home equity	—	—	70,737	810,139	72,656	820,648

Total	$—	$—	$443,854	$1,490,207	$465,172	$1,519,114

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

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at September 30, 2010, December 31, 2009, and September 30, 2009:

	September 30, 2010		December 31, 2009		September 30, 2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$49,998	$50,334	$—	$—	$251	$252
1-5 years			99,735	99,154	150,731	150,785
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	49,998	50,334	99,735	99,154	150,982	151,037

Federal agencies — mortgage backed securities
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	715,725	731,869	692,119	688,420	544,953	547,873
Over 10 years	3,825,377	3,951,671	2,752,317	2,791,688	2,996,736	3,046,139

Total mortgage-backed Federal agencies	4,541,102	4,683,540	3,444,436	3,480,108	3,541,689	3,594,012

Temporary Liquidity Guarantee Program (TLGP) securities
Under 1 year	50,148	50,564	—	—	—	—
1-5 years	527,581	530,350	258,672	260,388	311,414	312,621
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	577,729	580,914	258,672	260,388	311,414	312,621

Other agencies
Under 1 year	114,396	115,200	159,988	162,518	129,023	131,613
1-5 years	1,890,250	1,903,181	2,556,213	2,555,782	2,380,213	2,390,314
6-10 years	13,232	13,794	8,614	8,703	7,116	7,343
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	2,017,878	2,032,175	2,724,815	2,727,003	2,516,352	2,529,270

Total U.S. Government backed agencies	7,186,707	7,346,963	6,527,658	6,566,653	6,520,437	6,586,940

Municipal securities
Under 1 year	—	—	—	—	—	—
1-5 years	61,488	63,329	6,050	6,123	6,050	6,094
6-10 years	67,297	70,466	54,445	58,037	58,317	62,662
Over 10 years	230,485	234,077	57,952	60,625	65,206	68,838

Total municipal securities	359,270	367,872	118,447	124,785	129,573	137,594

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	13,004	13,424	—	—	—	—
Over 10 years	282,639	262,800	534,377	477,319	562,104	475,285

Total private label CMO	295,643	276,224	534,377	477,319	562,104	475,285

Asset backed securities (1)
Under 1 year	40,000	40,115	—	—	—	—
1-5 years	657,980	664,940	352,850	353,114	147,711	148,040
6-10 years	273,246	274,611	256,783	262,826	235,419	244,549
Over 10 years	349,527	197,958	518,841	364,376	580,062	423,790

Total asset-backed securities	1,320,753	1,177,624	1,128,474	980,316	963,192	816,379

Other
Under 1 year	300	305	2,250	2,250	2,250	2,250
1-5 years	187,877	189,179	4,656	4,798	4,657	4,790
6-10 years	1,205	1,336	1,104	1,166	1,104	1,186
Over 10 years	—	—	—	—	64	193
Non-marketable equity securities	310,142	310,142	376,640	376,640	427,772	427,772
Marketable equity securities	54,649	53,913	54,482	53,987	51,135	50,761

Total other	554,173	554,875	439,132	438,841	486,982	486,952

Total available-for-sale and other securities	$9,716,546	$9,723,558	$8,748,088	$8,587,914	$8,662,288	$8,503,150

(1)	Amounts at September 30, 2010 and December 31, 2009 include automobile asset backed securities with a fair value of $563.6 million and $309.4 million, respectively which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York. Amounts at December 31, 2009 include securities with a fair value of $161.0 million backed by student loans with a minimum 97% government guarantee.

Other securities at September 30, 2010, December 31, 2009 and September 30, 2009 include $165.6 million, $240.6 million, and $240.6 million of stock issued by the Federal Home Loan Bank of Cincinnati, $45.7 million of stock issued by the Federal Home Loan Bank of Indianapolis, and $98.9 million, $90.4 million and $ 141.5 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At September 30, 2010, December 31, 2009 and September 30, 2009, Huntington did not have any material equity positions in Federal National Mortgage Association (FNMA or Fannie Mae) or the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac).
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at September 30, 2010, December 31, 2009, and September 30, 2009.

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2010
U.S. Treasury	$49,998	$336	$—	$50,334
Federal Agencies
Mortgage-backed securities	4,541,102	142,537	(99)	4,683,540
TLGP securities	577,729	3,185	—	580,914
Other agencies	2,017,878	14,420	(123)	2,032,175

Total U.S. Government backed securities	7,186,707	160,478	(222)	7,346,963
Municipal securities	359,270	8,776	(174)	367,872
Private label CMO	295,643	1,177	(20,596)	276,224
Asset backed securities	1,320,753	8,928	(152,057)	1,177,624
Other securities	554,173	1,522	(820)	554,875

Total available-for-sale and other securities	$9,716,546	$180,881	$(173,869)	$9,723,558

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2009
U.S. Treasury	$99,735	$—	$(581)	$99,154
Federal Agencies
Mortgage-backed securities	3,444,436	44,835	(9,163)	3,480,108
TLGP securities	258,672	2,037	(321)	260,388
Other agencies	2,724,815	6,346	(4,158)	2,727,003

Total U.S. Government backed securities	6,527,658	53,218	(14,223)	6,566,653
Municipal securities	118,447	6,424	(86)	124,785
Private label CMO	534,377	99	(57,157)	477,319
Asset backed securities	1,128,474	7,709	(155,867)	980,316
Other securities	439,132	296	(587)	438,841

Total available-for-sale and other securities	$8,748,088	$67,746	$(227,920)	$8,587,914

		Unrealized
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2009
U.S. Treasury	$150,982	$55	$—	$151,037
Federal Agencies
Mortgage-backed securities	3,541,689	55,894	(3,571)	3,594,012
TLGP securities	311,414	1,207	—	312,621
Other agencies	2,516,352	13,195	(277)	2,529,270

Total U.S. Government backed securities	6,520,437	70,351	(3,848)	6,586,940
Municipal securities	129,573	8,036	(15)	137,594
Private label CMO	562,104	—	(86,819)	475,285
Asset backed securities	963,192	15,278	(162,091)	816,379
Other securities	486,982	345	(375)	486,952

Total available-for-sale and other securities	$8,662,288	$94,010	$(253,148)	$8,503,150

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2010, December 31, 2009, and September 30, 2009.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	49,491	(99)	—	—	49,491	(99)
TLGP securities	—	—	—	—	—	—
Other agencies	249,879	(121)	502	(2)	250,381	(123)

Total U.S. Government backed securities	299,370	(220)	502	(2)	299,872	(222)
Municipal securities	23,621	(168)	3,814	(6)	27,435	(174)
Private label CMO	—	—	172,450	(20,596)	172,450	(20,596)
Asset backed securities	79,753	(391)	179,729	(151,666)	259,482	(152,057)
Other securities	64,499	(645)	459	(175)	64,958	(820)

Total temporarily impaired securities	$467,243	$(1,424)	$356,954	$(172,445)	$824,197	$(173,869)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury	$99,154	$(581)	$—	$—	$99,154	$(581)
Federal Agencies
Mortgage-backed securities	1,324,960	(9,163)	—	—	1,324,960	(9,163)
TLGP securities	49,675	(321)	—	—	49,675	(321)
Other agencies	1,443,309	(4,081)	6,475	(77)	1,449,784	(4,158)

Total U.S. Government backed securities	2,917,098	(14,146)	6,475	(77)	2,923,573	(14,223)
Municipal securities	3,993	(7)	3,741	(79)	7,734	(86)
Private label CMO	15,280	(3,831)	452,439	(53,326)	467,719	(57,157)
Asset backed securities	236,451	(8,822)	207,581	(147,045)	444,032	(155,867)
Other securities	39,413	(372)	410	(215)	39,823	(587)

Total temporarily impaired securities	$3,212,235	$(27,178)	$670,646	$(200,742)	$3,882,881	$(227,920)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands )	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Treasury	$50,738	$—	$—	$—	$50,738	$—
Federal Agencies
Mortgage-backed securities	496,255	(3,571)	—	—	496,255	(3,571)
TLGP securities	—	—	—	—	—	—
Other agencies	274,587	(260)	3,124	(17)	277,711	(277)

Total U.S. Government backed securities	821,580	(3,831)	3,124	(17)	824,704	(3,848)
Municipal securities	—	—	3,805	(15)	3,805	(15)
Private label CMO	16,922	(2,514)	458,363	(84,305)	475,285	(86,819)
Asset backed securities	158,909	(1,697)	207,678	(160,394)	366,587	(162,091)
Other securities	38,671	(156)	431	(219)	39,102	(375)

Total temporarily impaired securities	$1,036,082	$(8,198)	$673,401	$(244,950)	$1,709,483	$(253,148)

The following table is a summary of realized securities gains and losses for the three months and nine month periods ended September 30, 2010, and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Gross gains on sales of securities	$7,930	$16,504	$22,811	$45,011
Gross (losses) on sales of securities	(5,509)	(296)	(10,980)	(10,552)

Net gain on sales of securities	2,421	16,208	11,831	34,459

Other-than-temporary impairment recorded — pre adoption (1)	—	—	—	(3,938)
Other-than-temporary impairment recorded — post adoption (1)	(2,717)	(18,582)	(12,002)	(38,168)

Net other-than-temporary impairment recorded	(2,717)	(18,582)	(12,002)	(42,106)

Total securities gain (loss)	$(296)	$(2,374)	$(171)	$(7,647)

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009.
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
For securities Huntington does not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in other comprehensive income (OCI). For securities which Huntington does expect to sell, all OTTI is recognized in earnings. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI.
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
Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.
For the three months and nine months ended September 30, 2010 and 2009, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the income statement for securities evaluated for impairment as described above, subsequent to the adoption of current other-than-temporary impairment provisions of ASC Topic 320.

	Three Months Ended September 30,
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
2010
Total OTTI recoveries (losses) (unrealized and realized)	$1,112	$18,877	$7,786	$27,775
Unrealized OTTI recognized in OCI	(1,472)	(19,075)	(9,945)	(30,492)

Net impairment losses recognized in earnings	$(360)	$(198)	$(2,159)	$(2,717)

2009
Total OTTI recoveries (losses) (unrealized and realized)	$(8,345)	$(38,551)	$(6,411)	$(53,307)
Unrealized OTTI recognized in OCI	6,062	23,986	4,677	34,725

Net impairment losses recognized in earnings	$(2,283)	$(14,565)	$(1,734)	$(18,582)

	Nine Months Ended September 30,
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
2010
Total OTTI recoveries (losses) (unrealized and realized)	$(3,065)	$21,229	$6,404	$24,568
Unrealized OTTI recognized in OCI	1,503	(24,643)	(13,430)	(36,570)

Net impairment losses recognized in earnings	$(1,562)	$(3,414)	$(7,026)	$(12,002)

2009 (1)
Total OTTI recoveries (losses) (unrealized and realized)	$(14,325)	$(107,206)	$(19,890)	$(141,421)
Unrealized OTTI recognized in OCI	6,161	80,187	16,905	103,253

Net impairment losses recognized in earnings	$(8,164)	$(27,019)	$(2,985)	$(38,168)

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009.
Amount represents from the period of adoption through September 30, 2009.

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three months and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
2010
Balance, beginning of period	$9,161	$87,924	$21,245	$118,330
Reductions from sales	(618)	—	(8,605)	(9,223)
Credit losses not previous recognized	—	—	675	675
Change in expected cash flows	(854)	(24,357)	(2,786)	(27,997)
Additional credit losses	—	5,282	771	6,053

Balance, end of period	$7,689	$68,849	$11,300	$87,838

2009
Balance, beginning of period	$99	$56,201	$12,228	$68,528
Credit losses not previous recognized	6,160	28,212	5,245	39,617
Change in expected cash flows	(99)	(4,226)	(567)	(4,892)
Additional credit losses	—	—	—	—

Balance, end of period	$6,160	$80,187	$16,906	$103,253

	Nine Months Ended September 30,
	Alt-A	Pooled	Private
(in thousands)	Mortgage-backed	Trust-Preferred	Label CMO	Total
2010
Balance, beginning of period	$6,186	$93,491	$24,731	$124,408
Reductions from sales	(618)	—	(8,605)	(9,223)
Credit losses not previous recognized	3,972	—	5,612	9,584
Change in expected cash flows	(2,170)	(31,921)	(11,566)	(45,657)
Additional credit losses	319	7,279	1,128	8,726

Balance, end of period	$7,689	$68,849	$11,300	$87,838

2009 (1)
Balance, beginning of period	$—	$—	$—	$—
Credit losses not previous recognized	6,259	84,413	17,473	108,145
Change in expected cash flows	(99)	(4,226)	(567)	(4,892)
Additional credit losses	—	—	—	—

Balance, end of period	$6,160	$80,187	$16,906	$103,253

(1)	Huntington adopted the current other-than-temporary impairment provisions of ASC Topic 320 on April 1, 2009.
Amount represents from the period of adoption through September 30, 2009.
The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on non-agency mortgage and asset-backed securities backed by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at September 30, 2010.
As of September 30, 2010, management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional other-than-temporary impairment is required.
5. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
For the three month periods ended September 30, 2010 and 2009, Huntington sold $0.9 billion and $0.8 billion of residential mortgage loans with servicing retained, resulting in net pre-tax gains of $21.8 million and $18.4 million, respectively, recorded in other non-interest income. During the nine month periods ended September 30, 2010 and 2009, sales of residential mortgage loans with servicing retained were $2.5 billion and $3.5 billion, respectively, resulting in net pre-tax gains of $55.3 million and $74.0 million, respectively.

A mortgage servicing right (MSR) is established when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio. At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if the Company will engage in actively hedging the asset or recorded using the amortization method if no active hedging will be performed. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
Fair Value Method	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Fair value, beginning of period	$132,405	$196,932	$176,426	$167,438
New servicing assets created	—	—	—	23,074
Change in fair value during the period due to:
Time decay (1)	(1,088)	(1,836)	(4,295)	(5,164)
Payoffs (2)	(9,158)	(7,295)	(22,835)	(30,603)
Changes in valuation inputs or assumptions (3)	(10,004)	(17,348)	(37,141)	18,814
Other changes	—	—	—	(3,106)

Fair value, end of period	$112,155	$170,453	$112,155	$170,453

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

	Three Months Ended		Nine Months Ended
Amortization Method	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Carrying value, beginning of year	$46,733	$22,350	$38,165	$—
New servicing assets created	7,506	9,086	24,247	31,530
Impairment charge	(2,043)	—	(6,899)	—
Amortization and other	(2,757)	(919)	(6,074)	(1,013)

Carrying value, end of period	$49,439	$30,517	$49,439	$30,517

Fair value, end of period	$50,832	$32,182	$50,832	$32,182

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
A summary of key assumptions and the sensitivity of the MSR value at September 30, 2010 to changes in these assumptions follows:

		Decline in fair value due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	16.56%	$(6,469)	$(12,464)
Spread over forward interest rate swap rates	515bps	(2,351)	(4,702)
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

Total servicing fees included in mortgage banking income amounted to $12.1 million and $12.3 million for the three month periods ended September 30, 2010 and 2009, respectively. For the nine month periods ended September 30, 2010, and 2009, servicing fees totaled $36.6 million and $36.2 million, respectively.
Automobile Loans and Leases
With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans on January 1, 2010. As a result of this consolidation, total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded. (See Note 15 for more information on the consolidation of the trust)
Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
Changes in the carrying value of automobile loan servicing rights for the three and nine month periods ended September 30, 2010 and 2009, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Carrying value, beginning of period	$373	$17,423	$12,912	$1,656
New servicing assets created	—	—	—	19,538
Amortization and other (1)	(228)	(2,391)	(12,767)	(6,162)

Carrying value, end of period	$145	$15,032	$145	$15,032

Fair value, end of period	$387	$16,472	$387	$16,472

(1)	The nine months ended September 30, 2010, included a $12.4 million reduction related to the consolidation of the VIE as noted above.
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $0.5 million and $1.8 million for the three month periods ended September 30, 2010 and 2009, respectively. For the nine month periods ended September 30, 2010, and 2009, servicing income, net of amortization of capitalized servicing assets, was $2.1 million and $4.5 million, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for the nine month period ended September 30, 2010, was as follows:

	Retail &
	Business	Commercial	Commercial		Treasury/	Huntington
(in thousands)	Banking	Banking	Real Estate	PFG	Other	Consolidated
Balance, beginning of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268
Other adjustments	—	—	—	—		—

Balance, end of period	$310,138	$5,008	$—	$124,283	$4,839	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no events or changes in circumstances which indicated the goodwill of a reporting unit may have been impaired during the 2010 third quarter, 2010 second quarter, or 2010 first quarter.

At September 30, 2010, December 31, 2009 and September 30, 2009, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Value

September 30, 2010
Core deposit intangible	$376,846	$(206,658)	$170,188
Customer relationship	104,574	(32,579)	71,995
Other	25,164	(23,681)	1,483

Total other intangible assets	$506,584	$(262,918)	$243,666

December 31, 2009
Core deposit intangible	$376,846	$(168,651)	$208,195
Customer relationship	104,574	(26,000)	78,574
Other	26,465	(24,136)	2,329

Total other intangible assets	$507,885	$(218,787)	$289,098

September 30, 2009
Core deposit intangible	$373,300	$(154,158)	$219,142
Customer relationship	104,574	(23,710)	80,864
Other	25,164	(22,558)	2,606

Total other intangible assets	$503,038	$(200,426)	$302,612

The estimated amortization expense of other intangible assets for the remainder of 2010 and the next five years is as follows:

Amortization
(in thousands)	Expense

2010	15,100
2011	53,279
2012	46,075
2013	40,511
2014	35,858
2015	19,756

7. OTHER LONG-TERM DEBT AND SUBORDINATED NOTES
The following table summarizes the changes in other long-term debt and subordinated notes during the nine month periods ended September 30, 2010, and 2009:

	Other		Subordinated
(in thousands)	Long-term Debt		Notes

Balance, January 1, 2010	$2,369,491		$1,264,202
Notes payable from consolidation of variable interest entities (VIE)	634,125	(1)	—
Redemptions/maturities	(544,250)		(83,870)
Amortization of issued discount	(6,141)		(399)
Fair value changes related to hedging	3,935		22,635
Other	(64,089)		—

Balance, September 30, 2010	$2,393,071		$1,202,568

Balance, January 1, 2009	$2,331,632		$1,950,097
Issuances	600,000	(2)	—
Redemptions/maturities	(578,072	)(2)	(223,315	)(3)
Amortization of issued discount	—		(28)
Fair value changes related to hedging	(2,961)		(52,700)
Franklin 2009 Trust liability	82,309	(4)
Other	1,950		—

Balance, September 30, 2009	$2,434,858		$1,674,054

(1)	With the adoption of amended accounting guidance for the consolidation of variable interest entities (VIE), Huntington consolidated a trust containing automobile loans and related notes payable on January 1, 2010.

(2)	In the 2009 first quarter, the Bank issued $600 million of guaranteed other long-term debt through the Temporary Liquidity Guarantee Program (TLGP) with the FDIC. The majority of the resulting proceeds were used to satisfy unsecured other long-term debt maturities in 2009.

(3)	During the second quarter of 2009, Huntington redeemed $166.3 million junior subordinated notes associated with outstanding trust preferred securities, for an aggregate of $96.2 million, resulting in a net pre-tax gain of $67.4 million. This was reflected as a debt extinguishment in the condensed consolidated financial statements.

(4)	Franklin 2009 Trust liability was a result of the consolidation of Franklin 2009 Trust on March 31, 2009. See Note 3 for more information regarding the Franklin relationship.
The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 14 for more information regarding such financial instruments.

8. OTHER COMPREHENSIVE INCOME
The components of Huntington’s other comprehensive income for the three months and nine month periods ended September 30, 2010 and 2009, were as follows:

	Three Months Ended
	September 30, 2010
	Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Non-credit-related impairment recoveries on debt securities not expected to be sold	$30,492	$(10,672)	$19,820
Unrealized holding gains (losses) on debt securities available for sale arising during the period	28,767	(10,276)	18,491
Less: Reclassification adjustment for net losses (gains) losses included in net income	296	(104)	192

Net change in unrealized holding gains (losses) on debt securities available for sale	59,555	(21,052)	38,503

Unrealized holding gains (losses) on equity securities available for sale arising during the period	(53)	19	(34)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	(53)	19	(34)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	25,180	(8,813)	16,367
Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income (loss)	$86,476	$(30,474)	$56,002

	Three Months Ended
	September 30, 2009
	Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Non-credit-related impairment losses on debt securities not expected to be sold	(34,725)	$12,154	$(22,571)
Unrealized holding (losses) gains on debt securities available for sale arising during the period	69,689	$(24,758)	$44,931
Less: Reclassification adjustment for net losses (gains) losses included in net income	2,374	(830)	1,544

Net change in unrealized holding (losses) gains on debt securities available for sale	37,338	(13,434)	23,904

Unrealized holding (losses) gains on equity securities available for sale arising during the period	323	(113)	210
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	323	(113)	210

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	55,527	(19,435)	36,092
Change in pension and post-retirement benefit plan assets and liabilities	2,272	(795)	1,477

Total other comprehensive (loss) income	$95,460	$(33,777)	$61,683

	Nine Months Ended
	September 30, 2010
	Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Non-credit-related impairment recoveries on debt securities not expected to be sold	36,570	(12,799)	23,771
Unrealized holding gains (losses) on debt securities available for sale arising during the period	137,051	(48,578)	88,473
Less: Reclassification adjustment for net losses (gains) losses included in net income	171	(60)	111

Net change in unrealized holding gains (losses) on debt securities available for sale	173,792	(61,437)	112,355

Unrealized holding gains (losses) on equity securities available for sale arising during the period	(241)	85	(156)
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding gains (losses) on equity securities available for sale	(241)	85	(156)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	26,371	(9,230)	17,141
Change in pension and post-retirement benefit plan assets and liabilities	5,382	(1,884)	3,498

Total other comprehensive income (loss)	$198,939	$(70,350)	$128,589

	Nine Months Ended
	September 30, 2009
	Tax (expense)
(in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)
Non-credit-related impairment losses on debt securities not expected to be sold	(103,253)	36,139	(67,114)
Unrealized holding (losses) gains on debt securities available for sale arising during the period	263,094	(92,787)	170,307
Less: Reclassification adjustment for net losses (gains) losses included in net income	7,647	(2,676)	4,971

Net change in unrealized holding (losses) gains on debt securities available for sale	167,488	(59,324)	108,164

Unrealized holding (losses) gains on equity securities available for sale arising during the period	188	(65)	123
Less: Reclassification adjustment for net losses (gains) losses included in net income	—	—	—

Net change in unrealized holding (losses) gains on equity securities available for sale	188	(65)	123

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	8,728	(3,055)	5,673
Change in pension and post-retirement benefit plan assets and liabilities	6,819	(2,387)	4,432

Total other comprehensive (loss) income	$177,775	$(62,924)	$114,851

Activity in accumulated other comprehensive income, net of tax, for the nine month periods ended September 30, 2010 and 2009, were as follows:

				Accumulated
			Unrealized	Unrealized
	Unrealized	Unrealized	gains and	Losses for
	gains and	gains and	losses on	Pension and
	losses on	losses on	cash flow	Other Post-
	debt	equity	hedging	retirement
(in thousands)	securities	securities	derivatives	obligations	Total
Balance, December 31, 2008	$(207,427)	$(329)	$44,638	$(163,575)	$(326,693)
Cumulative effect of change in accounting principle for OTTI debt securities	(3,541)	—	—	—	(3,541)
Period change	108,164	123	5,673	4,432	118,392

Balance, September 30, 2009	$(102,804)	$(206)	$50,311	$(159,143)	$(211,842)

Balance, December 31, 2009	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	112,355	(156)	17,141	3,498	132,838

Balance, September 30, 2010	$5,046	$(478)	$76,006	$(108,970)	$(28,396)

9. SHAREHOLDERS’ EQUITY
Change in Shares Authorized
During the second quarter of 2010, Huntington amended its charter to increase the number of authorized shares of common stock from 1.0 billion shares to 1.5 billion shares.
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
Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at September 30, 2010). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.
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
A company that participates in the TARP must adopt certain standards, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. As of September 30, 2010, Huntington is in compliance with all TARP standards, restrictions, and dividend payments.
Share Repurchase Program
As a condition to participate in the TARP, Huntington may not repurchase shares without prior approval from the Department of Treasury. Huntington did not repurchase any shares during the three months or nine month periods ended September 30, 2010. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program).
10. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is the amount of earnings (loss) (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 9). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings (loss) per share, net income (loss) available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends. The calculation of basic and diluted earnings (loss) per share for each of the three months and nine month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Basic earnings (loss) per common share
Net income (loss)	$100,946	$(166,190)	$189,447	$(2,724,492)
Preferred stock dividends and amortization of discount	(29,495)	(29,223)	(88,278)	(145,467)

Net income (loss) available to common shareholders	$71,451	$(195,413)	$101,169	$(2,869,959)
Average common shares issued and outstanding	716,911	589,708	716,604	471,958
Basic earnings (loss) per common share	$0.10	$(0.33)	$0.14	$(6.08)
Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$71,451	$(195,413)	$101,169	$(2,869,959)

Net income (loss) applicable to diluted earnings per share	$71,451	$(195,413)	$101,169	$(2,869,959)
Average common shares issued and outstanding	716,911	589,708	716,604	471,958
Dilutive potential common shares:
Stock options and restricted stock units	1,764	—	1,711	—
Shares held in deferred compensation plans	892	—	867	—

Dilutive potential common shares:	2,656	—	2,578	—

Total diluted average common shares issued and outstanding	719,567	589,708	719,182	471,958
Diluted earnings (loss) per common share	$0.10	$(0.33)	$0.14	$(6.08)

Due to the loss attributable to common shareholders for the three months and nine months ended 2009, no potentially dilutive shares are included in loss per share calculations for those periods as including such shares in the calculation would reduce the reported loss per share. Approximately 19.2 million and 24.2 million options to purchase shares of common stock outstanding at the end of September 30, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $18.06 per share and $17.26 per share at the end of each respective period.
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
Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes the estimated fair value of options is amortized over the options’ vesting periods. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three months and nine month periods ended September 30, 2010, and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Assumptions
Risk-free interest rate	2.14%	3.06%	2.31%	2.71%
Expected dividend yield	0.63	1.01	0.67	0.95
Expected volatility of Huntington’s common stock	32.5	60.0	38.6	51.4
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$2.05	$2.09	$2.21	$1.94
The following table illustrates total share-based compensation expense and related tax benefit for the three months and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Share-based compensation expense	$4,525	$2,488	$11,413	$5,128
Tax (expense) benefit	1,584	871	3,995	1,795
As a result of increased employee turnover, during the 2009 second quarter Huntington updated its forfeiture rate assumption and adjusted share-based compensation expense to account for the higher forfeiture rate. This resulted in a reduction to share-based compensation expense of $2.8 million.

Huntington’s stock option activity and related information for the nine month periods ended September 30, 2010, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2010	23,722	$17.21
Granted	2,639	6.00
Exercised	(42)	3.81
Forfeited/expired	(3,698)	16.77

Outstanding at September 30, 2010	22,621	$16.00	3.2	$4,521

Vested and expected to vest at September 30, 2010 (1)	20,863	$16.89	2.9	$3,456

Exercisable at September 30, 2010	17,484	$19.11	2.3	$1,140

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three months and nine month periods ended September 30, 2010, cash received for the exercises of stock options was $0.2 million. There were no exercises of stock options for the three months and nine months ended September 30, 2009.
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
The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of September 30, 2010, and activity for the nine month periods ended September 30, 2010:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2010	2,717	$7.50	174	$3.45
Granted	3,104	6.24	280	5.70
Released	(431)	19.23	(52)	4.00
Forfeited	(132)	7.46	—	—

Nonvested at September 30, 2010	5,258	$5.80	402	$4.94

(1)	Includes restricted stock awards granted under the Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the pay date and not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met.
The weighted-average grant date fair value of nonvested shares granted for the nine month periods ended September 30, 2010, and 2009, were $6.20, and $3.67, respectively. The total fair value of awards vested during the nine month periods ended September 30, 2010 and 2009, was $2.8 million, and $1.5 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to nonvested awards was $21.8 million with a weighted-average expense recognition period of 2.0 years.
Of the remaining 45.5 million shares of common stock authorized for issuance at September 30, 2010, 28.3 million were outstanding and 17.2 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At September 30, 2010, the Company believes there are adequate authorized shares available to satisfy anticipated stock option exercises in 2010.

12. BENEFIT PLANS
Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan or Retirement Plan), a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the deductible under the Internal Revenue Code.
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
Beginning January 1, 2010, there were changes to the way the future early and normal retirement benefits are calculated under the Retirement Plan for service on and after January 1, 2010. While these changes did not affect the benefit earned under the Retirement Plan through December 31, 2009, there will be a reduction in future benefits. In addition, employees hired or rehired on and after January 1, 2010, are not eligible to participate in the Retirement Plan.
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$5,051	$6,155	$—	$465
Interest cost	7,217	7,056	433	896
Expected return on plan assets	(10,528)	(10,551)	—	—
Amortization of transition asset	1	2	—	276
Amortization of prior service cost	(1,442)	121	(339)	95
Amortization of gains	3,748	—	(174)	—
Settlements	3,925	1,725	—	—
Recognized net actuarial loss (gain)	—	1,872	—	(231)

Benefit expense	$7,972	$6,380	$(80)	$1,501

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$15,153	$18,464	$—	$1,395
Interest cost	21,651	21,167	1,299	2,687
Expected return on plan assets	(31,584)	(31,653)	—	—
Amortization of transition asset	5	4	—	828
Amortization of prior service cost	(4,326)	362	(1,014)	284
Amortization of gains	11,242	—	(525)	—
Settlements	7,375	5,175	—	—
Recognized net actuarial loss (gain)	—	5,620	—	(693)

Benefit expense	$19,516	$19,139	$(240)	$4,501

There is no required minimum contribution for 2010 to the Retirement Plan.

The Huntington National Bank, as trustee, held all Plan assets at September 30, 2010, and December 31, 2009. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(in thousands)	September 30, 2010		December 31, 2009
Cash equivalents:
Huntington funds — money market	$204	—%	$11,304	2%
Other	—	—	2,777	1
Fixed income:
Huntington funds — fixed income funds	134,523	30	125,323	28
Corporate obligations	1,097	—	1,315	—
U.S. Government Agencies	506	—	497	—
Equities:
Huntington funds — equity funds	293,956	64	256,222	57
Huntington funds — equity mutual funds	—	—	31,852	7
Other — equity mutual funds	4,029	1	122	—
Huntington common stock	22,344	5	14,347	3
Other common stock	—	—	10,355	2

Fair value of plan assets	$456,659	100%	$454,114	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at September 30, 2010 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At September 30, 2010, Plan assets were invested 70% in equity investments and 30% in bonds, with an average duration of 3.1 years on bond investments. Although it may fluctuate with market conditions, management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
Huntington also sponsors other nonqualified retirement plans, the most significant being the Supplemental Executive Retirement Plan (SERP) and the Supplemental Retirement Income Plan (SRIP). The SERP provides certain former officers and directors, and the SRIP provides certain current officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million and $1.0 million for the three month periods ended September 30, 2010 and 2009, respectively. For the respective nine-month periods, the cost was $2.3 million and $2.7 million.
Huntington has a defined contribution plan that is available to eligible employees. In the 2009 first quarter, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the plan. Effective May 1, 2010, Huntington reinstated the employer matching contribution to the defined contribution plan. The cost of providing the plan for the 2010 third quarter was $3.3 million. For the nine month periods ended September 30, 2010 and 2009, the cost of providing the plan was $5.4 million and $3.1 million, respectively.
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

Financial Instrument	Hierarchy	Valuation methodology

Mortgage loans held-for-sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held-for-sale are estimated using security prices for similar product types. At September 30, 2010, mortgage loans held for sale had an aggregate fair value of $699.0 million and an aggregate outstanding principal balance of $675.0 million. Interest income on these loans is recorded in interest and fees on loans and leases. Included in mortgage banking income were net gains resulting from changes in fair value of these loans, including net realized gains of $57.2 million and $75.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Available-for-sale Securities & Trading Account Securities(1)	Level 1	Consist of U.S. Treasury and other federal agency securities, and money market mutual funds which generally have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed securities and municipal securities for which an active market is not available. Third-party pricing services provide a fair value estimate based upon trades of similar financial instruments.

	Level 3	Consist of asset-backed securities, pooled trust-preferred securities, certain private label CMOs, and variable rate demand notes for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Automobile loans(2)	Level 1	Consists of certain automobile loan receivables measured at fair value based on interest rates available from similarly traded securities.

	Level 3	Consists of certain automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivable included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads.

Mortgage Servicing Rights (MSRs)(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is based upon the final month-end valuation, which utilizes the month-end curve and prepayment assumptions. Based on updated market data and trends, the prepayment assumptions were lowered during the second quarter of 2010.

Derivatives(4)	Level 1	Consist of exchange traded contracts and forward commitments to deliver mortgage-backed securities which have quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters.

Financial Instrument	Hierarchy	Valuation methodology

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Securitization trust notes payable(4)	Level 1	Consists of certain notes payable related to the automobile loans measured at fair value. The notes payable are valued based upon Level 1 prices because they are actively traded in the market.

(1)	Refer to Note 4 for additional information.

(2)	Refer to Note 5 for additional information.

(3)	Refer to Note 14 for additional information.

(4)	Refer to Note 2, 5, and 14 for additional information.
Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2010, December 31, 2009 and September 30, 2009 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2010
Assets
Mortgage loans held for sale	$—	$699,001	$—	$—	$699,001
Trading account securities	63,105	75,572	—	—	138,677
Available-for-sale securities	2,687,196	6,018,748	707,472	—	9,413,416
Automobile loans	401,148	—	189,075	—	590,223
Mortgage servicing rights	—	—	112,155	—	112,155
Derivative assets	980	547,784	11,745	(126,221)	434,288
Equity investments	—	—	—	—	—
Liabilities
Securitization trust notes payable	422,294	—	—	—	422,294
Derivative liabilities	9,044	293,741	4,018	—	306,803

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2009
Assets
Mortgage loans held for sale	$—	$459,719	$—	$—	$459,719
Trading account securities	56,009	27,648	—	—	83,657
Available-for-sale securities	3,111,845	4,203,497	895,932	—	8,211,274
Mortgage servicing rights	—	—	176,427	—	176,427
Derivative assets	7,711	341,676	995	(62,626)	287,756
Equity investments	—	—	25,872	—	25,872
Liabilities
Derivative liabilities	119	233,597	5,231	—	238,947

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2009
Assets
Mortgage loans held for sale	$—	$491,564	$—	$—	$491,564
Trading account securities	64,738	56,628	—	—	121,366
Available-for-sale securities	3,015,587	4,112,699	947,092	—	8,075,378
Mortgage servicing rights	—	—	170,453	—	170,453
Derivative assets	41	497,525	5,740	(136,256)	367,050
Equity investments	—	—	24,706	—	24,706
Liabilities
Derivative liabilities	10,083	264,319	4,041	(39,710)	238,733

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three months and nine month periods ended September 30, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$132,405	$6,492	$112,230	$106,710	$394,611	$262,128	$186,388	$—
Total gains/losses:
Included in earnings	(20,250)	3,872	(195)	(198)	(1,598)	—	4,887	—
Included in OCI	—	—	753	(6,065)	12,674	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(11,977)	—	(109,310)	(28,838)	—	—
Repayments	—	—	—	—	—	—	(2,200)	—
Issuances	—	(1,741)	—	—	—	—	—	—
Settlements	—	(896)	(3,107)	(193)	(20,153)	—	—	—

Balance, end of period	$112,155	$7,727	$97,704	$100,254	$276,224	$233,290	$189,075	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(20,250)	$2,976	$136	$(6,064)	$3,727	$—	$2,687	$—

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$196,932	$(4,537)	$274,065	$128,864	$510,503	$183,361	$—	$28,462
Total gains/losses:
Included in earnings	(26,479)	3,207	1,951	(14,544)	(1,121)	(2,205)	—	(156)
Included in OCI	—	—	(8,001)	3,849	5,777	6,727	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(97,935)	—	—	—	—	—
Repayments	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	3,029	(4,299)	(26)	(39,874)	—	—	(3,600)

Balance, end of period	$170,453	$1,699	$165,781	$118,143	$475,285	$187,883	$—	$24,706

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(26,479)	$3,028	$(6,050)	$(10,695)	4,656	$4,522	$—	$(156)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$176,427	$(4,236)	$116,934	$106,091	$477,319	$195,588	$—	$25,872
Total gains/losses:
Included in earnings	(64,272)	12,811	(1,107)	(3,781)	(5,429)	—	14,990	—
Included in OCI	—	—	4,810	(1,547)	37,640	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(14,608)	—	(166,704)	(28,837)	—	—
Repayments	—	—	—	—	—	—	(5,934)	—
Issuances	—	(1,741)	—	—	—	—	—	—
Settlements	—	893	(8,325)	(509)	(66,602)	(73,025)	—	—
Transfers in/out of Level 3 (1)	—	—	—	—	—	139,564	180,019	(25,872)

Balance, end of period	$112,155	$7,727	$97,704	$100,254	$276,224	$233,290	$189,075	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(64,272)	$11,708	$3,931	$(1,547)	$18,613	$—	$9,056	$—

(1)	Transfers in/out of other investment securities includes the addition of $323.6 million relating to municipal securities, a transfer out of $184.0 million related to the consolidation of the 2009 Trust (see Notes 5 and 15), a transfer in of $180.0 of loans related to the 2009 Trust, and a transfer out of $25.9 million related to Equity Investments no longer valued under the fair value guidance of ASC 820.

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	Investments
Balance, beginning of period	$167,438	$1,032	$322,421	$141,606	$523,515	$—	$—	$36,893
Total gains/losses:
Included in earnings	3,733	(668)	3,943	(29,361)	(1,019)	(908)	—	(87)
Included in OCI	—	—	26,141	7,459	64,173	9,052	—	—
Purchases	2,388	—	—	—	5,448	211,296	—	1,017
Sales	—	—	(170,027)	—	—	(78,676)	—	—
Repayments	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	47,119	—	—
Settlements	(3,106)	1,335	(16,697)	(1,561)	(116,832)	—	—	(13,117)

Balance, end of period	$170,453	$1,699	$165,781	$118,143	$475,285	$187,883	$—	$24,706

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$3,733	$(2,542)	$30,084	$(21,902)	63,154	$8,144	$—	$(87)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three months and nine month periods ended September 30, 2010 and 2009.

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(20,250)	$3,872	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(360)	(198)	(2,159)	—	(3,533)	—
Interest and fee income	—	—	165	—	561	—	8,420	—
Noninterest income	—	—	—	—	—	—	—	—

Total	$(20,250)	$3,872	$(195)	$(198)	$(1,598)	$—	$4,887	$—

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(26,479)	$3,207	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(2,284)	(14,565)	(1,734)	—	—	—
Interest and fee income	—	—	4,235	21	613	(2,205)	—	—
Noninterest income	—	—	—	—	—	—	—	(156)

Total	$(26,479)	$3,207	$1,951	$(14,544)	$(1,121)	$(2,205)	$—	$(156)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2010
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(64,272)	$12,811	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(1,562)	$(3,413)	(7,027)	—	(7,933)	—
Interest and fee income	—	—	455	(368)	1,598	—	22,923	—
Noninterest income	—	—	—	—	—	—	—	—

Total	$(64,272)	$12,811	$(1,107)	$(3,781)	$(5,429)	$—	$14,990	$—

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2009
			Investment Securities
	Mortgage		Alt-A	Pooled
	Servicing	Derivative	Mortgage-	Trust-	Private			Equity
(in thousands)	Rights	Instruments	backed	Preferred	Label CMO	Other	Loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$3,733	$(668)	$—	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	(9,670)	(29,452)	(2,985)	—	—	—
Interest and fee income	—	—	13,613	91	1,966	(908)	—	—
Noninterest income	—	—	—	—	—	—	—	(87)

Total	$3,733	$(668)	$3,943	$(29,361)	$(1,019)	$(908)	$—	$(87)

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
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. Huntington considers these fair values a Level 3 input in the valuation hierarchy. During the nine month periods ended September 30, 2010 and 2009, Huntington identified $58.6 million, and $662.8 million, respectively, of impaired loans for which the fair value is recorded based upon collateral value. For the nine month periods ended September 30, 2010 and 2009, nonrecurring fair value impairment of $28.4 million and $268.2 million, respectively, were recorded within the provision for credit losses.
Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. At September 30, 2010 and 2009, Huntington had $123.1 million and $142.6 million, respectively of OREO assets at fair value. For the three months and nine months ended September 30, 2010, fair value losses of $0.9 million and $4.1 million, respectively were recorded within noninterest expense. For the three months and nine months ended September 30, 2009, fair value losses were $5.3 million and $8.0 million, respectively
At the end of 2010 second quarter, $398 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323 million were transferred into loans held for sale. Reflecting the transfer, these loans were marked to lower of cost or fair value, which resulted in 2010 second quarter charge-offs of $75.5 million ($60.8 million related to residential mortgages and $14.7 million related to home equity loans), and the provision for credit losses was increased by $75.5 million. During the 2010 third quarter, the Franklin-related residential mortgages and home equity loans were sold at essentialy book value.
Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2010, December 31, 2009, and September 30, 2009 are presented in the following table:

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$1,413,466	$1,413,466	$1,840,719	$1,840,719	$2,280,049	$2,280,049
Trading account securities	138,677	138,677	83,657	83,657	121,366	121,366
Loans held for sale	744,439	744,439	461,647	461,647	530,861	530,861
Investment securities	9,723,558	9,723,558	8,587,914	8,587,914	8,503,150	8,503,150
Net loans and direct financing leases	36,164,235	34,894,220	35,308,184	32,598,423	36,272,123	31,424,545
Derivatives	434,288	434,288	287,756	287,756	367,050	367,050

Financial Liabilities:
Deposits	(41,072,371)	(41,323,675)	(40,493,927)	(40,753,365)	(39,829,057)	(40,151,292)
Short-term borrowings	(1,859,134)	(1,854,637)	(876,241)	(857,254)	(852,076)	(832,849)
Federal Home Loan Bank advances	(23,643)	(23,643)	(168,977)	(168,977)	(920,045)	(920,045)
Other long term debt	(2,393,071)	(2,400,942)	(2,369,491)	(2,332,300)	(2,434,858)	(2,391,241)
Subordinated notes	(1,202,568)	(1,047,875)	(1,264,202)	(989,989)	(1,674,054)	(1,224,506)
Derivatives	(306,803)	(306,803)	(238,947)	(238,947)	(238,733)	(238,733)
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
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At September 30, 2010, December 31, 2009 and September 30, 2009, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $45.2 million, $20.3 million and $50.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At September 30, 2010, Huntington pledged $253.9 million of investment securities and cash collateral to various counterparties, while various other counterparties pledged $145.2 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would be required to provide $1.0 million of additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2010, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,237,500	$9,237,500
Deposits	1,825,264	—	1,825,264
Subordinated notes	298,000	—	298,000
Other long-term debt	35,000	—	35,000

Total notional value at September 30, 2010	$2,158,264	$9,237,500	$11,395,764

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2010:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Asset conversion swaps — receive fixed — generic	$9,237,500	1.8	$111,906	1.61%	0.69%
Liability conversion swaps — receive fixed — generic	2,158,264	2.5	78,139	1.79	0.39

Total swap portfolio	$11,395,764	1.9	$190,045	1.64%	0.64%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $43.9 million, and $48.1 million for the three month period ended September 30, 2010, and 2009, respectively. For the nine month periods ended September 30, 2010 and 2009, the net amounts resulted in an increase to net interest income of $150.3 million and $121.6 million, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.0 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.0 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s class B Visa shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of class B shares resulting from the Visa litigation. At September 30, 2010, the fair value of the swap liability of $3.6 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa litigation losses.
The following table presents the fair values at September 30, 2010, December 31, 2009 and September 30, 2009 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$190,045	$85,984	$176,756
Interest rate contracts not designated as hedging instruments	357,739	255,692	320,769

Total contracts	$547,784	$341,676	$497,525

Liability derivatives included in accrued expenses and other liabilities

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Interest rate contracts designated as hedging instruments	$—	$3,464	$—
Interest rate contracts not designated as hedging instruments	297,380	234,026	268,212
Foreign exchange contracts not designated as hedging instruments	2,440	—	—

Total contracts	$299,820	$237,490	$268,212

Fair value hedges are purchased to convert deposits and subordinated and other long term debt from fixed rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the increase or (decrease) to interest expense for the three months and nine month periods ended September 30, 2010 and 2009 for derivatives designated as fair value hedges:

Derivatives in fair value		Three Months Ended		Nine Months Ended
hedging relationships	Location of change in fair value recognized	September 30,		September 30,
(in thousands)	in earnings on derivative	2010	2009	2010	2009
Interest Rate Contracts
Deposits	Interest expense — deposits	$(2,031)	$(1,771)	$(3,631)	$(2,874)
Subordinated notes	Interest expense — subordinated notes and other long term debt	(3,846)	(8,092)	(12,136)	(21,743)
Other long term debt	Interest expense — subordinated notes and other long term debt	(354)	(91)	(985)	745

Total		$(6,231)	$(9,954)	$(16,752)	$(23,872)

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
The following table presents the gains and (losses) recognized in other comprehensive income (loss) (OCI) and the location in the consolidated statements of income of gains and (losses) reclassified from OCI into earnings for the nine month periods ended September 30, 2010 and 2009 for derivatives designated as effective cash flow hedges:

				Amount of (gain) or
	Amount of gain or			loss reclassified from
Derivatives in cash	(loss) recognized in			accumulated OCI into
flow hedging	OCI on derivatives		Location of gain or (loss) reclassified from	earnings (effective
relationships	(effective portion)		accumulated OCI into earnings	portion)
(in thousands)	2010	2009	(effective portion)	2010	2009
Interest rate contracts
Loans	$81,517	$(977)	Interest and fee income — loans and leases	$(100,623)	$1,168
FHLB Advances	—	1,338	Interest expense — other borrowings	2,580	5,374
Deposits	—	326	Interest expense — deposits	—	4,153
Subordinated notes	—	101	Interest expense — other borrowings	(1,264)	(2,179)
Other long term debt	—	—	Interest expense — other borrowings	—	(378)

Total	$81,517	$788		$(99,307)	$8,138

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as fair value and cash flow hedges for the three months and nine month periods ended September 30, 2010, and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Derivatives in fair value hedging relationships
Interest rate contracts
Deposits	$(875)	$8,566	$(306)	$8,969
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	89	14,280	663	12,101
FHLB Advances	—	—	—	(792)
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in other assets or other liabilities at September 30, 2010, December 31, 2009, and September 30, 2009 were $38.8 million, $45.1 million and $49.7 million, respectively. Changes in fair value of $3.8 million and $2.2 million for the three month period ended September 30, 2010 and 2009, respectively, and $10.2 million and $8.6 million for the nine month periods ended September 30, 2010 and 2009, respectively, were reflected in other noninterest income. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.4 billion, $9.6 billion and $9.7 billion at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $357.7 million, $255.7 million and $320.8 million at the same dates, respectively.
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

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
Derivative assets:
Interest rate lock agreements	$11,745	$995	$5,740
Forward trades and options	980	7,711	41

Total derivative assets	12,725	8,706	5,781

Derivative liabilities:
Interest rate lock agreements	(379)	(1,338)	(148)
Forward trades and options	(6,604)	(119)	(10,083)

Total derivative liabilities	(6,983)	(1,457)	(10,231)

Net derivative asset (liability)	$5,742	$7,249	$(4,450)

The total notional value of these derivative financial instruments at September 30, 2010, December 31, 2009 and September 30, 2009, was $2.8 billion, $3.7 billion, and $4.7 billion, respectively. The total notional amount at September 30, 2010 corresponds to trading assets with a fair value of $13.8 million. Total MSR hedging gains and (losses) for the three month period ended September 30, 2010, and 2009, were $24.3 million, and $16.1 million, respectively, and $82.5 million, and ($24.7) million for the nine month periods ended September 30, 2010, and 2009, respectively. Included in total MSR hedging gains and losses for the three month period ended September 30, 2010, and 2009 were gains and (losses) related to derivative instruments of $24.2 million, and $15.7 million, respectively, and $81.9 million, and ($28.0) million for the nine month periods ended September 30, 2010, and 2009, respectively. These amounts are included in mortgage banking income in the condensed consolidated statements of income.
15. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
Consolidated variable interest entities at September 30, 2010, consisted of the Franklin 2009 Trust (See Note 3) and certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, 2006, and 2000. Huntington has determined the trusts are variable interest entities (VIEs). Through Huntington’s continuing involvement in the trusts (including ownership of beneficial interests and certain servicing or collateral management activities), Huntington is the primary beneficiary.
With the adoption of amended accounting guidance for VIEs, Huntington consolidated the 2009 Trust containing automobile loans on January 1, 2010. Huntington has elected the fair value option under ASC 825, Financial Instruments, for both the automobile loans and the related debt obligations. Upon adoption of the new accounting standard, total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to other comprehensive income and retained earnings of $7.7 million was recorded.
The carrying amount and classification of the trusts’ assets and liabilities included in the consolidated balance sheet are as follows:

	September 30, 2010
	Franklin
(in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	2000 Trust	Total
Assets
Cash	$—	$23,134	$22,322	$224,378	$1,483	$271,317
Loans and leases	—	590,223	348,797	1,242,156	—	2,181,176
Allowance for loan and lease losses	—	—	(2,790)	(9,937)	—	(12,727)

Net loans and leases	—	590,223	346,007	1,232,219	—	2,168,449
Accrued income and other assets	47,091	2,595	1,695	5,266	—	56,647

Total assets	$47,091	$615,952	$370,024	$1,461,863	$1,483	$2,496,413

Liabilities
Other long-term debt	$10,019	$422,294	$204,804	$1,065,031	$—	$1,702,148
Accrued interest and other liabilities	8,957	805	414	13,370	—	23,546

Total liabilities	$18,976	$423,099	$205,218	$1,078,401	$—	$1,725,694

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Trust Preferred Securities
Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s condensed consolidated balance sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s balance sheet. A list of trust preferred securities outstanding at September 30, 2010 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(in thousands)	Rate		debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	1.17	%(3)	$138,816	$6,186
Huntington Capital II	0.92	(4)	60,093	3,093
Huntington Capital III	6.69		114,065	10
BancFirst Ohio Trust Preferred	8.54		23,261	619
Sky Financial Capital Trust I	8.52	(5)	64,544	1,856
Sky Financial Capital Trust II	3.46	(6)	30,929	929
Sky Financial Capital Trust III	1.27	(7)	77,564	2,320
Sky Financial Capital Trust IV	1.51	(7)	77,565	2,320
Prospect Trust I	3.78		6,186	186

Total			$593,023	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at September 30, 2010, based on three month LIBOR + 0.70.

(4)	Variable effective rate at September 30, 2010, based on three month LIBOR + 0.625.

(5)	Variable effective rate at September 30, 2010, based on three month LIBOR + 2.95.

(6)	Variable effective rate at September 30, 2010, based on three month LIBOR + 3.25.

(7)	Variable effective rate at September 30, 2010, based on three month LIBOR + 1.40.
Each issue of the junior subordinated debentures has an interest rate equal to the corresponding trust securities distribution rate. Huntington has the right to defer payment of interest on the debentures at any time, or from time to time for a period not exceeding five years, provided no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the trust securities will also be deferred and Huntington’s ability to pay dividends on its common stock will be restricted. Periodic cash payments and payments upon liquidation or redemption with respect to trust securities are guaranteed by Huntington to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all indebtedness of the company to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by Huntington.
Low Income Housing Tax Credit Partnerships
Huntington makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist us in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At September 30, 2010, December 31, 2009 and September 30, 2009, Huntington had commitments of $269.4 million, $285.3 million and $274.2 million, respectively of which $238.9 million, $192.7 million and $187.6 million, respectively were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contractual amounts of these financial agreements at September 30, 2010, December 31, 2009 and September 30, 2009, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2010	2009	2009

Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,854	$5,834	$6,055
Consumer	5,264	5,028	4,964
Commercial real estate	644	1,075	1,177
Standby letters of credit	477	577	624
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
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.0 million, $2.8 million and $3.0 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2010, Huntington had $0.5 billion of standby letters of credit outstanding, of which 72% were collateralized.
Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters of credit. Under this risk rating system as of September 30, 2010, approximately $61.3 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $353.7 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $62.3 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At September 30, 2010, December 31, 2009 and September 30, 2009, Huntington had commitments to sell residential real estate loans of $1,254.4 million, $662.9 million and $729.5 million, respectively. These contracts mature in less than one year.
Income Taxes
The Company and its subsidiaries file income tax return in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2005. Various state and other jurisdictions remain open to examination for tax years 2000 and forward.
Both the IRS and state tax officials from Ohio, Kentucky, and Illinois have proposed adjustments to the Company’s previously filed tax returns. Management believes the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, the Company believes that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, “Income Taxes”. At September 30, 2010, the Company had a net unrecognized tax benefit of $22.8 million in income tax reserves related to tax positions. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the financial statements as a whole. The company recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
Health Care and Education Reconciliation Act of 2010 (HCER Act)
On March 23, 2010, the HCER Act was signed into law. The HCER Act includes a provision to repeal the deduction for employer subsidies for retiree drug coverage under Medicare Part D. Under prior law, an employer offering retiree prescription drug coverage that is at least as valuable as Medicare Part D was entitled to a subsidy. Employers were able to deduct the entire cost of providing prescription drug coverage, even though a portion was offset by the subsidy. For taxable years beginning after December 31, 2012, the HCER Act repeals the current rule permitting the deduction of the portion of the expense that was offset by the Part D subsidy. As a result of this provision, the deferred tax asset associated with prescription drug coverage was reduced by $3.6 million.
Litigation
Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington and certain of its current or former officers and directors purportedly on behalf of purchasers of Huntington securities during the periods July 20, 2007 to November 16, 2007, or July 20, 2007 to January 10, 2008. On June 5, 2008, the two cases were consolidated into a single action. On August 22, 2008, a consolidated complaint was filed asserting a class period of July 19, 2007 through November 16, 2007, alleging the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning Huntington’s financial results, prospects, and condition, relating, in particular, to its transactions with Franklin. The action was dismissed on December 4, 2009, and the plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. On April 22, 2010 the plaintiffs dismissed their appeal with prejudice.
Three putative derivative lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington is named as a nominal defendant in each of these actions. The derivative action filed in the United States District Court for the Southern District of Ohio was dismissed on September 23, 2009. The plaintiff in that action thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit, but the appeal was dismissed at the plaintiff’s request on January 12, 2010. That plaintiff subsequently sent a letter to Huntington’s Board of Directors demanding that it initiate certain litigation. The Board has appointed a special independent committee to review and investigate the allegations made in the letter, and based upon that investigation, to recommend to the Board what actions, if any, should be taken. The Court of Common Pleas of Franklin County, Ohio granted the defendant’s motion to dismiss the derivative lawsuit pending in that court. On October 8, 2010, an agreed order to dismiss the derivative suit was entered in the Court of Common Pleas of Delaware County, Ohio. At this stage of the proceedings, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
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

17. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009
ASSETS
Cash and cash equivalents (1)	$858,965	$1,376,539	$1,780,345
Due from The Huntington National Bank (2)	953,074	955,695	540,741
Due from non-bank subsidiaries	246,458	273,317	280,338
Investment in The Huntington National Bank	3,524,432	2,821,181	3,157,018
Investment in non-bank subsidiaries	813,788	815,730	859,202
Accrued interest receivable and other assets	167,712	112,557	194,654

Total assets	$6,564,429	$6,355,019	$6,812,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$687	$1,291	$1,290
Long-term borrowings	637,434	637,434	637,434
Dividends payable, accrued expenses, and other liabilities	358,905	380,292	498,468

Total liabilities	997,026	1,019,017	1,137,192

Shareholders’ equity (3)	5,567,403	5,336,002	5,675,106

Total liabilities and shareholders’ equity	$6,564,429	$6,355,019	$6,812,298

(1)	Includes restricted cash of $125,000

(2)	Related to subordinated notes described in Note 7.

(3)	See Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Nine Months Ended
Statements of Income	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	15,000	15,450	33,000	24,700
Interest from
The Huntington National Bank	20,611	11,841	62,351	34,828
Non-bank subsidiaries	2,873	3,581	9,322	11,872
Other	461	435	2,537	68,004

Total income	38,945	31,307	107,210	139,404

Expense
Personnel costs	9,751	11,120	22,769	13,835
Interest on borrowings	6,028	5,838	17,303	23,755
Other	11,416	8,621	37,321	21,148

Total expense	27,195	25,579	77,393	58,738

Income before income taxes and equity in undistributed net income of subsidiaries	11,750	5,728	29,817	80,666
Income taxes	(656)	(2,072)	15,088	17,130

Income before equity in undistributed net income of subsidiaries	12,406	7,800	14,729	63,536
Increase (decrease) in undistributed net income of:
The Huntington National Bank	95,156	(168,462)	196,214	(2,761,828)
Non-bank subsidiaries	(6,616)	(5,528)	(21,496)	(26,200)

Net income (loss)	$100,946	$(166,190)	$189,447	$(2,724,492)

	Nine Months Ended
Statements of Cash Flows	September 30,
(in thousands)	2010	2009

Operating activities
Net income (loss)	$189,447	$(2,724,492)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(192,718)	2,788,028
Depreciation and amortization	765	3,204
Other, net	(76,881)	(91,326)

Net cash (used for) provided by operating activities	(79,387)	(24,586)

Investing activities
Repayments from subsidiaries	(384,162)	369,861
Advances to subsidiaries	43,572	(591,640)

Net cash used for investing activities	(340,590)	(221,779)

Financing activities
Payment of borrowings	(604)	(99,418)
Dividends paid on preferred stock	(75,537)	(82,084)
Dividends paid on common stock	(21,437)	(49,349)
Proceeds from issuance of common stock	—	1,135,662
Other, net	(19)	(157)

Net cash (used for) provided by financing activities	(97,597)	904,654

Change in cash and cash equivalents	(517,574)	658,289
Cash and cash equivalents at beginning of period	1,376,539	1,122,056

Cash and cash equivalents at end of period	$858,965	$1,780,345

Supplemental disclosure:
Interest paid	$17,303	$23,755
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
Retail and Business Banking: This segment provides traditional banking products and services to consumer and small business customers located within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,300 ATMs, along with internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, treasury management products, as well as sales of investment and insurance services. At September 30, 2010, Retail and Business Banking accounted for 39% and 71% of consolidated loans and leases and deposits, respectively.
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
Auto Finance and Dealer Services (AFDS): This segment provides a variety of banking products and services to approximately 2,300 automotive dealerships within the Company’s primary banking markets, as well as Eastern Pennsylvania and five New England states. AFDS finances the purchase of automobiles by customers at the automotive dealerships; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership; finances dealership working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. AFDS’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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
Beginning in the 2010 fourth quarter, we intend to reorganize. The purpose of the reorganization is to better align certain business unit reporting to segment executives with more related business units, accelerating cross sell results. Our reorganization also addresses certain span of management opportunities allowing greater focus on execution of our strategic plans.

Listed below is certain operating basis financial information reconciled to Huntington’s 2010, and 2009 reported results by business segment:

	Three Months Ended September 30,
	Retail &			Former
Income Statements	Business		Commercial	Regional			Treasury/	Huntington
(in thousands)	Banking	Commercial	Real Estate	Banking	AFDS	PFG	Other	Consolidated

2010
Net interest income	$237,500	59,487	43,775	$340,762	$43,306	24,371	1,523	$409,962
Provision for credit losses	(68,634)	(3,698)	(32,433)	(104,765)	(5,089)	(9,275)	(31)	(119,160)
Non interest income	147,842	25,999	4,432	178,273	16,867	62,616	9,387	267,143
Non interest expense	(261,951)	(42,212)	(13,449)	(317,612)	(27,533)	(72,601)	(9,563)	(427,309)
Income taxes	(19,165)	(13,852)	(814)	(33,831)	(9,643)	(1,789)	15,573	(29,690)

Operating/reported net income (loss)	$35,592	$25,724	$1,511	$62,827	$17,908	$3,322	$16,889	$100,946

2009
Net interest income	$210,427	$51,722	33,965	$296,114	$33,438	19,493	13,774	$362,819
Provision for credit losses	(116,699)	(92,010)	(245,463)	(454,172)	(11,375)	(9,035)	(554)	(475,136)
Non-Interest income	131,738	23,828	(591)	154,975	17,247	58,938	24,892	256,052
Non-Interest expense	(237,819)	(37,235)	(9,826)	(284,880)	(27,340)	(61,875)	(27,002)	(401,097)
Income taxes	4,324	18,793	77,671	100,788	(4,190)	(2,632)	(2,794)	91,172

Operating/reported net income (loss)	$(8,029)	$(34,902)	$(144,244)	$(187,175)	$7,780	$4,889	$8,316	$(166,190)

	Nine Months Ended September 30,
	Retail &			Former
Income Statements	Business		Commercial	Regional				Treasury/	Huntington
(in thousands)	Banking	Commercial	Real Estate	Banking		AFDS	PFG	Other	Consolidated

2010
Net interest income	$683,200	169,338	123,362	$975,900		$126,607	70,420	30,584	$1,203,511
Provision for credit losses	(190,508)	(57,295)	(211,430)	(459,233)		9,004	(4,476)	(92,869)	(547,574)
Non interest income	409,993	78,383	8,558	496,934		49,929	191,858	38,917	777,638
Non interest expense	(757,879)	(121,415)	(33,984)	(913,278)		(82,568)	(212,111)	(31,256)	(1,239,213)
Income taxes	(50,682)	(24,154)	39,723	(35,113)		(36,040)	(15,992)	82,230	(4,915)

Operating/reported net income (loss)	$94,124	$44,857	$(73,771)	$65,210		$66,932	$29,699	$27,606	$189,447

2009
Net interest income	$666,806	156,231	101,287	$924,324		$105,116	$57,274	$(36,491)	$1,050,223
Provision for credit losses	(310,807)	(207,667)	(577,826)	(1,096,300)		(68,553)	(27,019)	11,192	(1,180,680)
Non-Interest income	385,628	69,511	778	455,917		44,327	183,657	77,198	761,099
Non-Interest expense, excluding goodwill impairment	(674,386)	(104,461)	(25,389)	(804,236)		(85,907)	(177,310)	(36,451)	(1,103,904)
Goodwill impairment	—	—	—	(2,573,818	)(1)	—	(28,895)	(4,231)	(2,606,944)
Income taxes	(23,535)	30,235	175,402	182,102		1,756	(2,697)	174,553	355,714

Operating/reported net income (loss)	$43,706	$(56,151)	$(325,748)	$(2,912,011)		$(3,261)	$5,010	$185,770	$(2,724,492)

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment.
The allocation of this amount to the new business segments was not practical.

	Assets at			Deposits at
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions)	2010	2009	2009	2010	2009	2009

Retail & Business Banking	$17,099	$16,565	$17,604	$29,220	$28,877	$28,120
Commercial Banking	7,819	7,767	8,281	6,931	6,031	6,241
Commercial Real Estate	5,993	7,426	6,621	637	535	454
AFDS	7,083	5,142	4,942	103	83	96
PFG	3,430	3,254	3,403	3,085	3,409	2,954
Treasury / Other	11,823	11,401	11,662	1,096	1,559	1,964

Total	$53,247	$51,555	$52,513	$41,072	$40,494	$39,829

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

Huntington Bancshares Incorporated (Registrant)
Date: October 29, 2010	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: October 29, 2010	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer