Form 10-K
period 2010-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2011-02-18
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     ☐ Yes     ☑ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, determined by using a per share closing price of $5.54, as quoted by NASDAQ on that date, was $3,857,539,827. As of January 31, 2011, there were 863,338,744 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2011 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED
INDEX

i

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
Freddie Mac	(see FHLMC)
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering

ii

IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PFG	Private Financial, Capital Markets, and Insurance Group
Reg E	Regulation E, of the Electronic Fund Transfer Act
SAD	Special Assets Division
SEC	Securities and Exchange Commission
Sky Financial	Sky Financial Group, Inc.
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
Unizan	Unizan Financial Corp.
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

iii

Huntington Bancshares Incorporated

PART I

When we refer to “we,” “our,” and “us” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 1:	Business

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2010, the Bank had 611 branches as follows:

•	344 branches in Ohio

•	119 branches in Michigan

•	57 branches in Pennsylvania

•	50 branches in Indiana

•	28 branches in West Virginia

•	13 branches in Kentucky

Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands, and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

In late 2010, we reorganized the way in which we manage our business. Our segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. For each of our four business segments, we expect the combination of our business model and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local delivery, customer service, and pricing of these products.

Beginning in 2010, a key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers to build stronger and more profitable relationships using our Optimal Customer Relationship (OCR) sales and service process. The objectives of OCR are to:

1. Provide a consultative sales approach to provide solutions that are specific to each customer.

2. Leverage each business segment in terms of its products and expertise to benefit the customer.

3. Target prospects who may want to have their full relationship with us.

Following is a description of our four business segments and Treasury / Other function:

•	Retail and Business Banking — This segment provides financial products and services to consumer and small business customers located within our primary banking markets consisting of five areas covering the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Its products include individual and small business checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumers and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Retail and

Business Banking provides these services through a banking network of over 600 traditional branches and convenience branches located in grocery stores and retirement centers. In addition, an array of alternative distribution channels is available to customers including internet and mobile banking, telephone banking, and over 1,300 ATMs.

•	Commercial Banking — Our Commercial Banking group provides a wide array of products and services to the middle market and large corporate client base located primarily within our core geographic banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our primary bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate protection, foreign exchange hedging and sales, trading of securities, and employee benefit programs (insurance, 410(k)). The Commercial Banking team specializes in serving a number of industry segments such as government entities, not-for-profit organizations, heath-care entities, and large, publicly traded companies.

•	Automobile Finance and Commercial Real Estate — This segment provides lending and other banking products and services to customers outside of our normal retail or commercial channels. More specifically, we serve automotive dealerships, retail customers who obtain financing at the dealerships, professional real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of our customers are located in our primary banking markets. Our products and services include financing for the purchase of automobiles by customers of automotive dealerships; financing for the purchase of new and used vehicle inventory by automotive dealerships; and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. We also provide other banking products and services to our customers as well as their owners or principals. These products and services are delivered through: (1) our relationships with developers in our primary banking markets believed to be experienced, well-managed, and well-capitalized and are capable of operating in all phases of the real estate cycle (top-tier developers), (2) relationships with established automobile dealerships, (3) our leads through community involvement, and (4) referrals from other professionals.

•	Wealth Advisors, Government Finance, and Home Lending — This segment consists primarily of fee-based businesses including home lending, wealth management, and government finance. We originate and service consumer loans to customers who are generally located in our primary banking markets. Consumer lending products are distributed to these customers primarily through the Retail and Business Banking segment and commissioned loan originators. We provide wealth management banking services to high net worth customers in our primary banking markets and in Florida by utilizing a cohesive model that employs a unified sales force to deliver products and services directly and through the other segments. We provide these products and services through a unified sales team, which consists of former private bankers, trust officers, and investment advisors; Huntington Asset Advisors, which provides investment management services; Huntington Asset Services, which offers administrative and operational support to fund complexes; retirement plan services, and the national settlements business. We also provide banking products and services to government entities across our primary banking markets by utilizing a team of relationship managers providing public finance, brokerage, trust, lending, and treasury management services.

A Treasury / Other function includes our insurance brokerage business, which specializes in commercial property/casualty, employee benefits, personal lines, life and disability and specialty lines. We also provide brokerage and agency services for residential and commercial title insurance and excess and surplus product lines. As an agent and broker we do not assume underwriting risks; instead we provide our customers with quality, noninvestment insurance contracts. The Treasury / Other function also includes technology and operations, other unallocated assets, liabilities, revenue, and expense.

The financial results for each of these business segments are included in Note 25 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A.

Competition

Although there has been consolidation in the financial services industry, our markets remain competitive. We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, automobile and equipment financing companies, insurance companies, mutual funds, investment advisors, and brokerage firms, both within and outside of our primary market areas. Internet companies are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers. In addition, our AFCRE segment faces competition from the financing divisions of automobile manufacturers.

We compete for loans primarily on the basis of a combination of value and service by building customer relationships as a result of addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience to our customers. We also consider the competitive pricing pressures in each of our markets.

We compete for deposits similarly on a basis of a combination of value and service and by providing convenience through a banking network of over 600 branches and over 1,300 ATMs within our markets and our award-winning website at www.huntington.com. We have also instituted new and more customer friendly practices under our Fair Play banking philosophy, such as our 24-Hour Gracetm account feature introduced in 2010, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2010, in the top 12 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits	Market Share
		(in millions)

Columbus, OH	1	$9,124	22%
Cleveland, OH	5	3,941	8
Detroit, MI	8	3,607	4
Toledo, OH	1	2,306	23
Pittsburgh, PA	7	2,270	3
Cincinnati, OH	5	1,999	4
Indianapolis, IN	4	1,902	6
Youngstown, OH	1	1,877	20
Canton, OH	1	1,485	27
Grand Rapids, MI	3	1,280	10
Akron, OH	5	886	8
Charleston, WV	3	604	11

Source: FDIC.gov, based on June 30, 2010 survey.

Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, greater capital, and, in some cases, lower cost structures. In addition, competition for quality customers has intensified as a result of changes in regulation, advances in technology and product delivery systems, consolidation among financial service providers, bank failures, and the conversion of certain former investment banks to bank holding companies.

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

Because we are a public company, we are also subject to regulation by the SEC. The SEC has established four categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a large accelerated filer and, as such, must comply with SEC accelerated reporting requirements.

The Bank, which is chartered by the OCC, is a national bank, and our only bank subsidiary. In addition, we have numerous nonbank subsidiaries. Exhibit 21.1 of this Form 10-K lists all of our subsidiaries. The Bank is subject to examination and supervision by the OCC. Its domestic deposits are insured by the DIF of the FDIC, which also has certain regulatory and supervisory authority over it. Our nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of nonbank subsidiaries of the Bank, by the OCC. Our subsidiaries are subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the Financial Industry Regulatory Authority.

In connection with EESA, we sold TARP Capital and a warrant to purchase shares of common stock to the Treasury pursuant to the CPP under TARP. As a result of our participation in TARP, we were subject to certain restrictions and direct oversight by the Treasury. Upon our repurchase of the TARP Capital on December 22, 2010, we are no longer subject to the TARP-related restrictions on dividends, stock repurchases, or executive compensation.

Legislative and regulatory reforms continue to have significant impacts throughout the financial services industry. In July 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act, which is complex and broad in scope, establishes the CFPB, which will have extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry more generally. While the overall impact cannot be predicted with any degree of certainty, we believe we are likely to be negatively impacted by the Dodd-Frank Act primarily in the areas of capital requirements, restrictions on fees, and other charges to customers.

In addition to the impact of federal and state regulation, the Bank and our nonbank subsidiaries are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

As a bank holding company, we must act as a source of financial and managerial strength to the Bank and the Bank is subject to affiliate transaction restrictions.

Under changes made by the Dodd-Frank Act, a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under current federal law, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

Any loans by a holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, an appointed bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

Federal law permits the OCC to order the pro-rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro-rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of the Bank, we are subject to such provisions.

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

The Bank is subject to affiliate transaction restrictions under federal laws, which limit certain transactions generally involving the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any nonbank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases, or otherwise undertaking certain obligations on behalf of such affiliates. Furthermore, covered transactions which are loans and extensions of credit must be secured within specified amounts. In addition, all covered transactions and other affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.

The Federal Reserve maintains a bank holding company rating system that emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of nondepository entities of a holding company on its subsidiary depository institution(s). A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. The bank holding company rating system, which became effective in 2005, applies to us. The composite ratings assigned to us, like those assigned to other financial institutions, are confidential and may not be disclosed, except to the extent required by law.

In 2008, we sold TARP Capital and a warrant to purchase shares of common stock to the Treasury pursuant to the CPP under TARP. We repurchased the TARP Capital in the 2010 fourth quarter.

On October 3, 2008, EESA was enacted. EESA includes, among other provisions, TARP, under which the Secretary of the Treasury was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that were based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008. Under TARP, the Treasury authorized a voluntary CPP to purchase up to $250 billion of senior preferred shares of stock from qualifying financial institutions that elected to participate.

On November 14, 2008, at the request of the Treasury and other regulators, we participated in the CPP by issuing to the Treasury, in exchange for $1.4 billion, 1.4 million shares of Huntington’s fixed-rate cumulative perpetual preferred stock, Series B, par value $0.01 per share, with a liquidation preference of $1,000 per share (TARP Capital), and a ten-year warrant (Warrant), which was immediately exercisable, to purchase up to 23.6 million shares of Huntington’s common stock (approximately 3% of common shares outstanding at December 31, 2010), par value $0.01 per share, at an exercise price of $8.90 per share. The securities issued to the Treasury were accounted for as additions to our regulatory Tier 1 and Total capital. The proceeds were used by the holding company to provide potential capital support for the Bank. This helped the Bank to continue its active lending programs for customers. This is evidenced by the increase in mortgage originations from $3.8 billion in 2008, to $5.3 billion in 2009, and $5.5 billion in 2010.

In connection with the issuance and sale of the TARP Capital to the Treasury, we agreed, among other things, to (1) limit the payment of quarterly dividends on our common stock, (2) limit our ability to repurchase our common stock or our outstanding serial preferred stock, (3) grant the holders of the TARP Capital, the Warrant, and the common stock to be issued under the Warrant certain registration rights, and (4) subject ourselves to the executive compensation limitations contained in EESA. These compensation limitations included (a) prohibiting “golden parachute” payments, as defined in EESA, to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encouraged unnecessary and excessive risks that threaten the value of the financial institution.

On December 19, 2010, we sold $920.0 million of our common stock and $300.0 million of subordinated debt in public offerings. On December 22, 2010, these proceeds, along with other available funds, were used to complete the repurchase of our $1.4 billion of TARP Capital. On January 19, 2011, we repurchased the Warrant for our common stock associated with our participation in the TARP CPP for $49.1 million, or $2.08 for each of the 23.6 million common shares to which the Treasury was entitled. Prior to this repurchase, we were in compliance with all TARP standards, restrictions, and dividend payment limitations. Because of the repurchase of our TARP Capital, we are no longer subject to the TARP-related restrictions on dividends, stock repurchases, or executive compensation.

We have participated in certain extraordinary programs of the FDIC.

EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase was made permanent in the Dodd-Frank Act. Separate from EESA, in October 2008, the FDIC also announced the TLGP to guarantee certain debt issued by FDIC-insured institutions.

On February 3, 2009, the Bank completed the issuance and sale of $600 million of Floating Rate Senior Bank Notes with a variable interest rate of three month LIBOR plus 40 basis points, due June 1, 2012 (the Notes). The Notes are guaranteed by the FDIC under the TLGP and are backed by the full faith and credit of the United States of America. The FDIC’s guarantee costs $20 million which is being amortized over the term of these notes.

Under TAGP, a component of the TLGP, the FDIC temporarily provided unlimited coverage for noninterest-bearing transaction deposit accounts. We voluntarily began participating in the TAGP in October of 2008, but opted out of the TAGP effective July 1, 2010. Subsequently, both the TLGP and TAGP were terminated in light of Section 343 of the Dodd-Frank Act, which amended the Federal Deposit Insurance Act to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, for a two-year period with no opt out provisions.

We are subject to capital requirements mandated by the Federal Reserve and these requirements will be changing under the Dodd-Frank Act.

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•	Tier 1, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and nonqualifying intangible and servicing assets.

•	Tier 2, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

•	Total Capital is Tier 1 plus Tier 2 capital.

The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased MSRs, nonmortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

Under the risk-based guidelines to remain Adequately-capitalized, financial institutions are required to maintain a total risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines, financial institutions are required to maintain a Tier 1 leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under Prompt Corrective Action as applicable to Under-capitalized institutions.

The risk-based capital standards of the Federal Reserve, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of a bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

FDICIA requires federal banking regulatory authorities to take Prompt Corrective Action with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: Well-capitalized, Adequately-capitalized, Under-capitalized, Significantly under-capitalized, and Critically under-capitalized.

Throughout 2010, our regulatory capital ratios and those of the Bank were in excess of the levels established for Well-capitalized institutions. An institution is deemed to be Well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

		Well-	At December 31, 2010
		Capitalized		Excess
		Minimums	Actual	Capital(1)
(Dollar amounts in billions)

Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	9.41%	$2.4
	Bank	5.00	6.97	1.0
Tier 1 risk-based capital ratio	Consolidated	6.00	11.55	2.4
	Bank	6.00	8.51	1.1
Total risk-based capital ratio	Consolidated	10.00	14.46	1.9
	Bank	10.00	12.82	1.2

(1)	Amount greater than the Well-capitalized minimum percentage.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would become Under-capitalized after such payment. Under-capitalized institutions are also subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

Depending upon the severity of the under capitalization, the Under-capitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become Adequately-capitalized, requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, and restrictions on making any payment of principal or interest on their subordinated debt. Critically Under-capitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not Well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is Well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.5 billion of such brokered deposits at December 31, 2010.

Under the Dodd-Frank Act, important changes will be implemented concerning the capital requirements for financial institutions. The “Collins Amendment” provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk-based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institution as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk-based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. We will be assessing the impact on us of these new regulations as they are proposed and implemented.

There are restrictions on our ability to pay dividends.

Dividends from the Bank to the parent company are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval. The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. As a result, for the year ended December 31, 2010, the Bank did not pay any cash dividends to us. At December 31, 2010, the Bank could not have declared and paid any dividends to the parent company without regulatory approval.

Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter to pay periodic dividends to shareholders outside the Bank’s consolidated group on preferred and common stock of its REIT and capital financing subsidiaries to the extent necessary to maintain their REIT status. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. Outside of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends during 2011.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if the Bank were to pay dividends. The Federal Reserve and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

The amount and timing of payments for FDIC Deposit Insurance are changing.

In late 2008, under the assessment regime that was applicable prior to the Dodd-Frank Act, the FDIC raised assessment rates for the first quarter of 2009 by a uniform 7 basis points of adjusted domestic deposits, resulting in a range between 12 and 50 basis points, depending upon the risk category. At the same time, the FDIC proposed further changes in the assessment system beginning in the second quarter of 2009. As amended in a final rule issued in March 2009, the changes, commencing April 1, 2009, set a five-year target of 1.15% for the designated reserve ratio, and set base assessment rates between 12 and 45 basis points of adjusted domestic deposits, depending on the risk category. In addition to these changes in the basic assessment regime, the FDIC, in an interim rule also issued in March 2009, imposed a 20 basis point emergency special assessment on deposits of insured institutions as of June 30, 2009, to be collected on September 30, 2009. In May 2009, the FDIC imposed a further special assessment on insured institutions of five basis points on their June 30, 2009 assets minus Tier 1 capital, also payable September 30, 2009. And in November 2009, the FDIC required all insured institutions to prepay, on December 30, 2009, slightly over three years of estimated insurance assessments.

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd-Frank Act, the FDIC now has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to noninterest bearing transaction accounts maintained in connection with lawyers’ trust accounts. On February 7, 2011, the FDIC adopted regulations effective for the 2011 second quarter assessment and payable in September 2011, which outline significant changes in the risk-based premiums approach for banks with over $10 billion of assets and creates a “Scorecard” system. The “Scorecard” system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changes from deposits to an institution’s average total assets minus its average tangible equity. We are currently evaluating the effect of these new regulations, but do not expect the 2011 FDIC assessment impact on our Consolidated Financial Statements to be materially higher than the prior period.

As a financial holding company, we are subject to additional regulations.

In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both Well-capitalized and well-managed, and must meet their Community Reinvestment Act obligations.

Financial holding company powers relate to financial activities that are determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The Gramm-Leach-Bliley Act designates certain activities as financial in nature, including:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	underwriting insurance or annuities;

•	providing financial or investment advice;

•	underwriting, dealing in, or making markets in securities;

•	merchant banking, subject to significant limitations;

•	insurance company portfolio investing, subject to significant limitations; and

•	any activities previously found by the Federal Reserve to be closely related to banking.

The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in coordination with the Secretary of the Treasury, to determine if additional activities are financial in nature or incidental to activities that are financial in nature.

In addition, we are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock.

We also must comply with anti-money laundering, customer privacy, and consumer protection statutes and regulations as well as corporate governance, accounting, and reporting requirements.

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

Pursuant to Title V of the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:

•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their nonpublic personal information may be disclosed to nonaffiliated third parties, and

•	give our customers an option to prevent certain disclosure of such information to nonaffiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, our customers may also opt-out of certain information sharing between and among us and our affiliates. We are also subject, in connection with our lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, and the Fair Credit Reporting Act.

The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting, and reporting requirements on us and all other companies having securities registered with the SEC. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosures relating to corporate insiders and insider transactions, code of ethics, and the effectiveness of internal controls over financial reporting.

In 2010, we implemented compliance with the Amendment to Regulation E dealing with overdraft fees.

In November 2009, the Federal Reserve Board amended Regulation E of the Electronic Fund Transfer Act to prohibit banks from charging overdraft fees for ATM or point-of-sale debit card transactions that overdrew the account unless the customer opt-in to the discretionary overdraft service and to require banks to explain the terms of their overdraft services and their fees for the services (Regulation E Amendment). Compliance with the Regulation E Amendment was required by July 1, 2010. Our strategy to comply with the Regulation E Amendment is to alert our customers that we can no longer cover such overdrafts unless they opt-in to our overdraft service while disclosing the terms of our service and our fees for the service.

Item 1A:	Risk Factors

Risk Governance

We use a multi-faceted approach to risk governance. It begins with the board of directors defining our risk appetite in aggregate as moderate-to-low. This does not preclude engagement in higher risk activities when we have the demonstrated expertise and control mechanisms to selectively manage higher risk. Rather, the definition is intended to represent a directional average of where we want our overall risk to be managed.

Two board committees oversee implementation of this desired risk profile: The Audit Committee and the Risk Oversight Committee.

•	The Audit Committee is principally involved with overseeing the integrity of financial statements, providing oversight of the internal audit department, and selecting our external auditors. Our chief auditor reports directly to the Audit Committee.

•	The Risk Oversight Committee supervises our risk management processes which primarily cover credit, market, liquidity, operational, and compliance risks. It also approves the charters of executive management committees, sets risk limits on certain risk measures (e.g., economic value of equity), receives results of the risk self-assessment process, and routinely engages management in dialogues pertaining to key risk issues. Our credit review executive reports directly to the Risk Oversight Committee.

Both committees are comprised of independent directors and routinely hold executive sessions with our key officers engaged in accounting and risk management.

On a periodic basis, the two committees meet in joint session to cover matters relevant to both such as the construct and adequacy of the ACL, which is reviewed quarterly.

We maintain a philosophy that each colleague is responsible for risk. This is manifested by the design of a risk management organization that places emphasis on risk-ownership by risk-takers. We believe that by placing ownership of risk within its related business segment, attention to, and accountability for, risk is heightened.

Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including equity deferrals, holdbacks, clawback provisions, and the right to terminate compensation plans at any time when undesirable outcomes may result.

Management has introduced a number of steps to help ensure an aggregate moderate-to-low risk appetite is maintained. Foremost is a quarterly, comprehensive self-assessment process in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, operational, reputational, compliance, etc.) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.

Management also utilizes a wide series of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, a range for each metric is established that identifies a moderate-to-low position. Deviations from the range will indicate if the risk being measured is moving into a high position, which may then necessitate corrective action.

In 2010, we enhanced our process of risk-based capital attribution. Our economic capital model will be upgraded and integrated into a more robust system of stress testing in 2011. We believe this tool will further enhance our ability to manage to the defined risk appetite. Our board level Capital Planning Committee will monitor and react to output from the integrated modeling process.

We also have three other executive level committees to manage risk: ALCO, Credit Policy and Strategy, and Risk Management. Each committee focuses on specific categories of risk and is supported by a series of subcommittees that are tactical in nature. We believe this structure helps ensure appropriate elevation of issues and overall communication of strategies.

Huntington utilizes three levels of defense with regard to risk management: (1) business segments, (2) corporate risk management, (3) internal audit and credit review. To induce greater ownership of risk within its business segments, segment risk officers have been embedded to identify and monitor risk, elevate and remediate issues, establish controls, perform self-testing, and oversee the quarterly self-assessment process. Segment risk officers report directly to the related segment manager with a dotted line to the Chief Risk Officer. Corporate Risk Management establishes policies, sets operating limits, reviews new or modified products/processes, ensures consistency and quality assurance within the segments, and produces the enterprise risk assessment. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans as they apply to risk. Internal Audit and Credit Review provide additional assurance that risk-related functions are operating as intended.

Huntington believes it has provided a sound risk governance foundation to support the Bank. Our process will be subject to continuous improvement and enhancement. Our objective is to have strong risk management practices and capabilities.

Risk Overview

We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or financial institution market specific issues, (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks, and (5) compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

We also expend considerable effort to contain risk which emanates from execution of our business strategies and work relentlessly to protect the Company’s reputation. Strategic and reputational risks do not easily lend themselves to traditional methods of measurement. Rather, we closely monitor them through processes such as new product / initiative reviews, frequent financial performance reviews, employee and client surveys, monitoring market intelligence, periodic discussions between management and our board, and other such efforts.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could negatively impact our business, future results of operations, and future cash flows materially.

Credit Risks:

1.	Our ACL may prove inadequate or be negatively affected by credit risk exposures which could materially adversely affect our net income and capital.

Our business depends on the creditworthiness of our customers. Our ACL of $1.3 billion at December 31, 2010, represents Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for adequacy. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and nonperforming assets. There is no certainty that our ACL will be adequate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not adequate, our net income and capital could be materially adversely affected which, in turn, could have a material negative adverse affect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse affect on our financial condition and results of operations.

2.	A sustained weakness or further weakening in economic conditions could materially adversely affect our business.

Our performance could be negatively affected to the extent that further weaknesses in business and economic conditions have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in customer savings generally and in the demand for savings and investment products offered by us; and

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of NPAs, NCOs, provision for credit losses, and valuation adjustments on loans held for sale. The markets we serve are dependent on industrial and manufacturing businesses and thus are particularly vulnerable to adverse changes in economic conditions affecting these sectors.

3.	Further declines in home values or reduced levels of home sales in our markets could result in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Like all financial institutions, we are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2010, we had:

•	$7.7 billion of home equity loans and lines, representing 20% of total loans and leases.

•	$4.5 billion in residential real estate loans, representing 12% of total loans and leases.

•	$4.7 billion of Federal Agency mortgage-backed securities, $0.1 billion of private label CMOs, and $0.1 billion of Alt-A mortgage-backed securities that could be negatively affected by a decline in home values.

•	$0.3 billion of bank owned life insurance investments primarily in mortgage-backed securities.

Because of the decline in home values, some of our borrowers have mortgages greater than the value of their homes. The decline in home values, coupled with the weakened economy, has increased short sales and foreclosures. The reduced levels of home sales have had a materially adverse affect on the prices achieved on the sale of foreclosed properties. Continued decline in home values may escalate these problems resulting in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Market Risks:

1.	Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have a material adverse impact on our cash flows, financial condition, results of operations, and capital.

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest earning assets mature or reprice more quickly than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.

At December 31, 2010, $2.6 billion, or 13%, of our commercial loan portfolio, as measured by the aggregate outstanding principal balances, was fixed-rate loans and the remainder was adjustable-rate loans. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as borrowers refinance their mortgages at lower interest rates.

Changes in interest rates also can affect the value of loans, securities, and other assets, including mortgage and nonmortgage servicing rights and assets under management. Examples of transactional income include trust income, brokerage income, and gain on sales of loans. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of NPAs would have an adverse impact on net interest income.

Rising interest rates will result in a decline in value of our fixed-rate debt securities and cash flow hedging derivatives portfolio. The unrealized losses resulting from holding these securities and financial instruments would be recognized in OCI and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however Tangible Common Equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce Tier I and Total Risk-based Capital regulatory ratios. If cash flow hedging derivatives are terminated, the impact is reflected in earnings over the life of the instrument and reduces Tier I and Total Risk-based Capital regulatory ratios. Somewhat offsetting these negative impacts to OCI in a rising interest rate environment, is a decrease in pension and other post-retirement obligations.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

2.	The value of our Alt-A mortgage-backed, Pooled-Trust-Preferred and Private Label CMO investment securities are volatile and future valuation declines or other-than-temporary impairments could have a materially adverse affect on our future earnings and regulatory capital.

Continued volatility in the market value for these securities in our investment securities portfolio, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio, could result in significant fluctuations in the value of these securities. This could have a material adverse impact on our accumulated OCI and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired and limit our ability to sell these securities at reasonable prices. This could have a material negative impact on our future earnings, although the impact on shareholders’ equity would be offset by any amount already included in OCI for securities where we have recorded temporary impairment. At December 31, 2010, the fair value of these securities was $284.6 million.

3.	An issuance of additional capital would have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

We and the Bank are highly regulated, and we, as well as our regulators, continue to regularly perform a variety of capital analyses, including the preparation of stress case scenarios. As a result of those assessments, we could determine, or our regulators could require us, to raise additional capital in the future. Any such capital raise could include, among other things, the potential issuance of additional common equity to the public, or the additional conversions of our existing Series A Preferred Stock to common equity. There could also be market perceptions that we need to raise additional capital, and regardless of the outcome of any stress test or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

Furthermore, in order to improve our capital ratios above our already Well-capitalized levels, we can decrease the amount of our risk-weighted assets, increase capital, or a combination of both. If it is determined that additional capital is required in order to improve or maintain our capital ratios, we may accomplish this through the issuance of additional common stock.

The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to existing common shareholders. Shareholders of our common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to existing shareholders. The market price of our common stock could decline as a result of sales of shares of our common stock or securities convertible into, or exchangeable for, common stock in anticipation of such sales.

Liquidity Risks:

1.	If we are unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our board of directors, with operating limits set by Management. Wholesale funding sources include federal funds purchased, securities sold under repurchase agreements, noncore deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the FHLB, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market noncore deposits, issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow from the Federal Reserve’s discount window.

Starting in the middle of 2007, significant turmoil and volatility in worldwide financial markets increased, though current volatility has declined. Such disruptions in the liquidity of financial markets directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time to time, consider opportunistically retiring our outstanding securities in privately negotiated or open market transactions for cash or common shares. This could adversely affect our liquidity position.

2.	Due to the losses that the Bank incurred in 2008 and 2009, at December 31, 2010, the Bank and its subsidiaries could not declare and pay dividends to the holding company, any subsidiary of the holding company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval.

Dividends from the Bank to the parent company are the primary source of funds for the payment of dividends to our shareholders. Under applicable statutes and regulations, a national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. Due to the losses that the Bank incurred in 2008 and 2009, at December 31, 2010, the Bank and its subsidiaries could not declare and pay dividends to the parent company, any subsidiary of the parent company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval. Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter to pay periodic dividends to shareholders outside the Bank’s consolidated group on the preferred and common stock of its REIT and capital financing subsidiaries to the extent necessary to maintain their REIT status. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. Outside of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends during 2011.

Operational Risks:

1.	The resolution of significant pending litigation, if unfavorable, could have a material adverse affect on our results of operations for a particular period.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. As more fully described in Note 22 of the Notes to Consolidated Financial Statements, certain putative class actions and shareholder derivative actions were filed against us, certain affiliated committees, and/or certain of our current or former officers and directors. These cases allege violations of the securities laws, breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and violations of Employment Retirement Income Security Act (ERISA) laws in connection with our acquisition of Sky Financial, the transactions between Franklin and us, and the financial and other disclosures related to these transactions. Although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, we believe that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular reporting period.

2.	We face significant operational risks which could lead to expensive litigation and loss of confidence by our customers, regulators, and capital markets.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. In addition, today’s threats to customer information and information systems are complex, more wide spread, continually emerging, and increasing at a rapid pace. Although we establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risks, continue to invest in better tools and processes in all key areas, and monitor threats with increased rigor and focus, these operational risks could lead to expensive litigation and loss of confidence by our customers, regulators, and the capital markets.

Moreover, negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and retain customers and can also expose us to litigation and regulatory action. Relative to acquisitions, we cannot predict if, or when, we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. We incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.

3.	We are subject to routine on-going tax examinations by the IRS and by various other jurisdictions, including the states of Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. The IRS, Ohio, and Kentucky have proposed various adjustments to our previously filed tax returns. It is possible that the ultimate resolution of all proposed and future adjustments, if unfavorable, may be materially adverse to the results of operations in the period it occurs.

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

From time-to-time, we engage in business transactions that may have an effect on our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2007. In addition, various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

The IRS and other taxing jurisdictions, including the states of Ohio and Kentucky, have proposed adjustments to our previously filed tax returns. We do not agree with these adjustments and believe that the tax positions taken by us related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and we intend to vigorously defend our positions. Appropriate tax reserves have been established in accordance with ASC 740, Income Taxes and ASC 450, Contingencies. However, it is also possible that the ultimate resolution of the proposed adjustments, if unfavorable, may result in penalties and interest. Such adjustments, including any penalties and interest, may be material to our results of operations in the period such adjustments occur and increase our effective tax rate. Nevertheless, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position in future periods. For further discussion, see Note 17 of the Notes to Consolidated Financial Statements.

The Franklin restructuring in the 2009 first quarter resulted in a $159.9 million net deferred tax asset equal to the amount of income and equity that was included in our operating results for the 2009 first quarter. During the 2010 first quarter, a $38.2 million net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 Franklin restructuring. In the 2010 fourth quarter, we entered into an asset monetization transaction that generated a tax benefit of $63.6 million. While we believe that our positions regarding the deferred tax asset and related income recognition is correct, the positions could be subject to challenge.

4.	Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and stock price.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Management continually seeks to improve these controls and procedures.

We believe that our key internal controls over financial reporting are currently effective; however, such controls and procedures will be modified, supplemented, and changed from time-to-time as necessitated by our growth and in reaction to external events and developments. While we will continue to assess our controls and procedures and take immediate action to remediate any future perceived gaps, there can be no guarantee of the effectiveness of these controls and procedures on an on-going basis. Any failure to maintain, in the future, an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.

Compliance Risks:

1.	If our regulators deem it appropriate, they can take regulatory actions that could materially adversely impact our ability to compete for new business, constrain our ability to fund our liquidity needs or pay dividends, and increase the cost of our services.

We are subject to the supervision and regulation of various state and Federal regulators, including the OCC, Federal Reserve, FDIC, SEC, Financial Industry Regulatory Authority, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in the Regulatory Matters section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. These actions could impact the organization in a variety of ways, including subjecting us to monetary fines, restricting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.

2.	Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise materially adversely impacting our financial condition, results of operation, liquidity, or stock price.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the previously enacted governmental assistance programs designed to stabilize and stimulate the U.S. economy, recent economic, political, and market conditions have led to numerous programs and proposals to reform the financial regulatory system and prevent future crises.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations may result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations.

In addition, international banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as Basel III, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital and impose a new liquidity measurement. The Basel III requirements are complex and will be phased in over many years.

The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Act requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital and liquidity. It is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements, a narrowing of what qualifies as appropriate capital, and impose a new liquidity measurement. One likely effect of a significant tightening of U.S. capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Our headquarters, as well as the Bank’s, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 33%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building.

Our other major properties consist of the following:

Description	Location	Own	Lease

13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	√
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	√
The Crosswoods building	Columbus, Ohio		√
21 story office building, known as the Huntington Building	Cleveland, Ohio		√
12 story office building	Youngstown, Ohio		√
10 story office building	Warren, Ohio		√
18 story office building	Charleston, West Virginia		√
3 story office building	Holland, Michigan		√
office complex	Troy, Michigan		√
data processing and operations center (Easton)	Columbus, Ohio	√
data processing and operations center (Northland)	Columbus, Ohio		√
data processing and operations center (Parma)	Cleveland, Ohio		√
data processing and operations center	Indianapolis, Indiana		√

In 1998, we entered into a sale/leaseback agreement that included the sale of 59 of our locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which we will continue to operate under a long-term lease.

Item 3:	Legal Proceedings

Information required by this item is set forth in Note 22 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

Item 4:	Reserved.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2011, we had 38,676 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 58 entitled Selected Quarterly Income Statement Data and incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 Business-Regulatory Matters and in Note 23 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

As a condition to participate in the TARP, Huntington could not repurchase any additional shares without prior approval from the Treasury. On February 18, 2009, the board of directors terminated the previously authorized program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program). Huntington did not repurchase any common shares for the year ended December 31, 2010.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW Bank Index for the period December 31, 2005, through December 31, 2010. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2005, and the reinvestment of all dividends are assumed.

	2005	2006	2007	2008	2009	2010
HBAN	$100	$104	$69	$39	$19	$35
S&P 500	$100	$116	$122	$77	$97	$112
KBW Bank Index	$100	$117	$91	$48	$47	$58

HBAN S&P 500 KBW Bank Index

Item 6:	Selected Financial Data

Table 1 — Selected Financial Data (1), (9)

	Year Ended December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands, except per share amounts)

Interest income	$2,145,392	$2,238,142	$2,798,322	$2,742,963	$2,070,519
Interest expense	526,587	813,855	1,266,631	1,441,451	1,051,342

Net interest income	1,618,805	1,424,287	1,531,691	1,301,512	1,019,177
Provision for credit losses	634,547	2,074,671	1,057,463	643,628	65,191

Net interest income after provision for credit losses	984,258	(650,384)	474,228	657,884	953,986

Noninterest income	1,041,858	1,005,644	707,138	676,603	561,069
Noninterest expense:
Goodwill impairment	—	2,606,944	—	—	—
Other noninterest expense	1,673,805	1,426,499	1,477,374	1,311,844	1,000,994

Total noninterest expense	1,673,805	4,033,443	1,477,374	1,311,844	1,000,994

Income (loss) before income taxes	352,311	(3,678,183)	(296,008)	22,643	514,061
Provision (benefit) for income taxes	39,964	(584,004)	(182,202)	(52,526)	52,840

Net income (loss)	$312,347	$(3,094,179)	$(113,806)	$75,169	$461,221

Dividends on preferred shares	172,032	174,756	46,400	—	—

Net income (loss) applicable to common shares	$140,315	$(3,268,935)	$(160,206)	$75,169	$461,221

Net income (loss) per common share — basic	$0.19	$(6.14)	$(0.44)	$0.25	$1.95
Net income (loss) per common share — diluted	0.19	(6.14)	(0.44)	0.25	1.92
Cash dividends declared per common share	0.0400	0.0400	0.6625	1.0600	1.0000
Balance sheet highlights
Total assets (period end)	$53,819,642	$51,554,665	$54,352,859	$54,697,468	$35,329,019
Total long-term debt (period end)(2)	3,813,827	3,802,670	6,870,705	6,954,909	4,512,618
Total shareholders’ equity (period end)	4,980,542	5,336,002	7,228,906	5,951,091	3,016,029
Average long-term debt(2)	3,953,177	5,558,001	7,374,681	5,714,572	4,942,671
Average shareholders’ equity	5,482,502	5,787,401	6,395,690	4,633,465	2,948,367
Average total assets	52,574,231	52,440,268	54,921,419	44,711,676	35,111,236

	Year Ended December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands, except per share amounts)

Key ratios and statistics
Margin analysis — as a % of average earnings assets
Interest income(3)	4.52%	4.88%	5.90%	7.02%	6.63%
Interest expense	1.08	1.77	2.65	3.66	3.34

Net interest margin(3)	3.44%	3.11%	3.25%	3.36%	3.29%

Return on average total assets	0.59%	(5.90)%	(0.21)%	0.17%	1.31%
Return on average common shareholders’ equity	3.7	(80.8)	(2.8)	1.6	15.6
Return on average tangible common shareholders’ equity(4)	5.6	(22.4)	(4.4)	3.9	19.5
Efficiency ratio(5)	60.4	55.4	57.0	62.5	59.4
Dividend payout ratio	0.21	N.R.	N.R.	4.24	52.1
Average shareholders’ equity to average assets	10.43	11.04	11.65	10.36	8.40
Effective tax rate (benefit)	11.3	(15.9)	(61.6)	N.R.	10.3
Tangible common equity to tangible assets (period end)(6),(8)	7.56	5.92	4.04	5.09	6.93
Tangible equity to tangible assets (period end)(7),(8)	8.24	9.24	7.72	5.09	6.93
Tier 1 leverage ratio (period end)	9.41	10.09	9.82	6.77	8.00
Tier 1 risk-based capital ratio (period end)	11.55	12.50	10.72	7.51	8.93
Total risk-based capital ratio (period end)	14.46	14.55	13.91	10.85	12.79
Other data
Full-time equivalent employees (period end)	11,341	10,272	10,951	11,925	8,081
Domestic banking offices (period end)	620	611	613	625	381

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.

(2)	Includes FHLB advances, subordinated notes, and other long-term debt.

(3)	On an FTE basis assuming a 35% tax rate.

(4)	Net income (loss) less expense excluding amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

(6)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(7)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(8)	Tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(9)	Comparisons are affected by the Sky Financial acquisition in 2007, and the Unizan acquisition in 2006.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial service and other activities are also conducted in various states throughout the United States. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong.

The following MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report.

Our discussion is divided into key segments:

•	Executive Overview — Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our 2011 expectations.

•	Discussion of Results of Operations — Reviews financial performance from a consolidated Company perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital — Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and / or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Business Segment Discussion — Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•	Results for the Fourth Quarter — Provides a discussion of results for the 2010 fourth quarter compared with the 2009 fourth quarter.

•	Additional Disclosures — Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

2010 Financial Performance Review

In 2010, we reported net income of $312.3 million, or $0.19 per common share (see Table 1). The current year included a nonrecurring reduction of $0.08 per common share for the deemed dividend resulting from the repurchase of $1.4 billion in TARP Capital. This compared with a net loss of $3,094.2 million, or $6.14 per common share, for 2009.

The 2009 loss primarily reflected two items: $2,606.9 million in noncash goodwill impairment charges and $2,074.7 million in provision for credit losses. Most of the $2,606.9 million in goodwill impairment charges related to the acquisitions of Sky Financial and Unizan. While this impairment charge reduced reported net income, equity, and total assets, it had no impact on key regulatory capital ratios. As a noncash charge, it had no affect on our liquidity. The provision for credit losses reflected higher net charge-offs as we addressed issues in our loan portfolio. We also strengthened our allowance for credit losses because of higher levels of nonperforming assets.

Fully-taxable equivalent net interest income was $1.6 billion in 2010, up $0.2 billion, or 14%, from 2009. The increase primarily reflected the favorable impact of the increase in net interest margin to 3.44% from 3.11% and, to a lesser degree, a 3% increase in average total earning assets. A significant portion of the increase in the net interest margin reflected a shift in our deposit mix from higher-cost time deposits to lower-cost transaction-based accounts. Additionally, we grew our average core deposits $3.1 billion, or 9%, from 2009. Although average total earning assets increased only slightly compared with 2009, this change reflected a $2.9 billion, or 45%, increase in average total investment securities, partially offset by a $1.4 billion, or 4%, decline in average total loans and leases. The change in average loan balances from the prior year reflected our strategy to reduce our CRE exposure as average CRE loans declined $1.9 billion, or 21%, from 2009. Average C&I loans declined $0.7 billion, or 5%, for the full year. Average automobile loans and leases increased $1.3 billion, or 38%, from 2009, reflecting the consolidation of a $0.8 billion automobile loan securitization on January 1, 2010. These changes in loan and investment securities balances from the prior year reflected the execution of our balance sheet management strategy, and not a change in standards for making loans or for investing in securities.

Noninterest income was $1.0 billion in 2010, a slight increase compared with 2009. The increase in noninterest income was primarily a result of an increase in mortgage banking income, reflecting an increase in origination and secondary marketing income as loan originations and loan sales were substantially higher, and MSR hedging. This was partially offset by a decline in service charges on deposit accounts, which was due to a decline in personal NSF / OD service charges. The decline reflected our implementation of changes to Regulation E and the introduction of our Fair Play banking philosophy. As part of this philosophy, we voluntarily reduced certain NSF / OD fees and implemented our 24-Hour Gracetm overdraft policy. The goal of our Fair Play banking philosophy is to introduce more customer-friendly fee structures with the objective of accelerating the acquisition and retention of customers.

Noninterest expense was $1.7 billion in 2010, a decrease of $2.4 billion, or 59%, compared with 2009. The decrease in noninterest expense was primarily due to goodwill impairment in the year-ago period. The decline also reflected a decrease in OREO and foreclosure expense from lower OREO losses. Further, there was a decline in deposit and other insurance expense, primarily due to a $23.6 million FDIC insurance special assessment in 2009, partially offset by continued growth in total deposits and higher FDIC insurance costs in the current period as premium rates increased. The decline was partially offset by a 2009 benefit from a gain on the early extinguishment of debt, and 2010 increases in personnel costs, reflecting a combination of factors including higher salaries due to a 10% increase in full-time equivalent staff in support of strategic initiatives, higher sales commissions, and retirement fund and 401(k) plan expenses.

Credit quality performance continued to show strong improvement as our NPAs and NCOs declined and reserve coverage increased. This improvement reflected the benefits of our focused actions taken in 2009 to address credit-related issues. Compared with the prior year, NPAs declined 59%. NCOs were $874.5 million, or an annualized 2.35% of average total loans and leases, down from $1,476.6 million, or 3.82%, in 2009. While the ACL as a percentage of loans and leases was 3.39%, down from 4.16% at December 31, 2009, the ACL as a percentage of total NALs increased to 166% from 80%.

In December 2010, we successfully completed multiple capital actions, particularly improving our then relatively low level of common equity. We sold $920.0 million of common stock in a public offering and issued $300.0 million of subordinated debt. On December 22, 2010, these proceeds, along with other available funds, were used to complete the repurchase of our $1.4 billion of TARP Capital we issued to the Treasury under its TARP CPP. Subsequently, on January 19, 2011, we exited our TARP-related relationship with the Treasury by repurchasing the warrant we had issued to the Treasury as part of the TARP CPP for $49.1 million. The warrant had entitled the Treasury to purchase 23.6 million common shares of stock.

At December 31, 2010, our regulatory Tier 1 and Total risk-based capital were $2.4 billion and $1.9 billion, respectively, above the Well-capitalized regulatory thresholds. Our tangible common equity ratio improved 164 basis points to 7.56% and our Tier 1 common risk-based capital ratio improved 253 basis points to 9.29% from December 31, 2009.

Business Overview

General

Our general business objectives are: (1) grow revenue and profitability, (2) grow key fee businesses (existing and new), (3) improve credit quality, including lower NCOs and NPAs, (4) improve cross-sell and share-of-wallet across all business segments, (5) reduce CRE noncore exposure, and (6) continue to improve our overall management of risk.

As further described below, our main challenge to accomplishing our primary objectives results from an economy, that while more stable than a year ago, remains fragile. This impairs our ability to grow loans as customers continue to reduce their debt and / or remain cautious about increasing debt until they have a higher degree of confidence in a meaningful sustainable economic recovery. However, growth in our automobile loan portfolio continued with 2010 originations of $3.4 billion, an increase of $1.8 billion compared to 2009. Strong growth in originations reflected increases in all of our markets, as well as the recent expansion of our automobile lending business into Eastern Pennsylvania and five New England states. We expect our growth in the newly entered markets to become more evident over time as we further develop our dealership base. Although our residential real estate portfolio declined slightly from 2009, our mortgage originations increased $214 million, or 4%, from the prior year. Our CRE portfolio declined throughout the year as a result of our on-going strategy to reduce our CRE exposure. The decline was primarily a result of continuing paydowns in the noncore CRE portfolio.

We face strong competition from other banks and financial service firms in our markets. As such, we have placed strategic emphasis on, and continue to develop and expand resources devoted to, improving cross-sell performance with our core customer base. One example of this emphasis was our recent agreement with Giant Eagle supermarkets to be its exclusive in-store bank in Ohio. During the 2010 fourth quarter, we opened four such in-store branches. When fully implemented, the partnership will give us an additional 100 branches, which in the aggregate will be nearly 500 branches in Ohio, providing us with the largest branch presence among Ohio banks, based on current data. In-store branches have a strong record for checking account acquisition and are expected to increase the number of households served and drive revenue. Additionally, it will give customers the convenience of operating seven days per week and extended hours banking.

Economy

The weak residential real estate market and U.S. economy has had a significant adverse impact on the financial services industry as a whole, and specifically on our financial results. In addition, the U.S. recession during 2008 and 2009 and continued high Midwest unemployment have hindered any significant economic recovery. However, some indications of recovery are beginning to take hold. Following is a discussion of certain economic trends in our market area, particularly Ohio and Michigan.

The median home prices in the Midwest market have been directionally consistent with the nationwide averages. In the years preceding the economic crisis, home prices in Michigan and Ohio did not increase as rapidly as the national trend and became more in line with the national averages during the crisis. Therefore, when real estate prices began to decline in 2008, the impact in our Midwest markets was reduced because pre-crisis originations were not based on values that were as inflated as in other parts of the country. Home prices in the Midwest are generally expected to follow the national growth rates over the next two years. Residential real estate sales in the Midwest have been consistent with national averages. Single family home building permits are expected to increase both nationally and in the Midwest through 2013.

Year-over-year changes in median household income in the Midwest have been consistent with national averages and directionally similar with national trends. Both the U.S. and Midwest are expected to have slight, but positive, income growth over the next two years. Unemployment in the Midwest has been consistently higher than the national average for most of the past decade. However, the relative difference is expected to narrow over the next two years, with the Midwest unemployment rate converging to the U.S. average. The exception is Michigan, which has the second highest unemployment level in the country. From October 2009 through October 2010, Indiana’s employment growth of 1.1% was among the strongest in the country. Over this same time period, Ohio’s manufacturing employment grew 1.4%, which was significantly higher than the 0.8% national average. Cleveland’s overall employment growth of 1.0% exceeded the national growth rate of 0.6%.

According to the FRB-Cleveland Beige Book in December 2010, manufacturers in our footprint indicated that new orders and production were stable or rose slightly during the last two months of 2010. Inventory levels were balanced with incoming order demand and capacity utilization trending up for some manufacturers and steel producers. Overall, manufacturers were cautiously optimistic and expect at least modest growth during 2011.

Partially resulting from these economic conditions in our footprint, we experienced higher than historical levels of loan delinquencies and NCOs during 2009 and 2010. The pronounced downturn in the residential real estate market that began in early 2007 resulted in lower residential real estate values and higher delinquencies and NCOs, not only in consumer mortgage loans but also in commercial loans to builders and developers of residential real estate. The value of our investment securities backed by residential and commercial real estate was also negatively impacted by a lack of liquidity in the financial markets and anticipated credit losses. Commercial real estate loans for retail businesses were also challenged by the difficult consumer economic conditions over this period. However, as further discussed in the Credit Risk section, we experienced significant improvement in credit performance during 2010.

Legislative and Regulatory

Legislative and regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Regulation E relating to certain overdraft fees for consumer deposit accounts and the passage of the Dodd-Frank Act.

Effective July 1, 2010, the Federal Reserve Board amended Regulation E to prohibit charging overdraft fees for ATM or point-of-sale debit card transactions that overdraw the customer’s account unless the customer opts-in to the discretionary overdraft service. For us, such fees were approximately $90 million per year prior to the amendment. This change in Regulation E requires us to alert our consumer customers we can no longer allow an overdraft unless they opt-in to our discretionary overdraft service. To date, the number of customers choosing to opt-in has been higher than our expectations. Also, during the second half of 2010, we voluntarily reduced certain overdraft fees and introduced 24-Hour Gracetm on overdrafts as part of our Fair Play banking philosophy designed to build on our foundation of service excellence. We expect our 24-Hour Gracetm service to accelerate acquisition of new checking customers, while improving retention of existing customers.

The recently passed Dodd-Frank Act is complex and we continue to assess how this legislation and subsequent rule-making will affect us. As hundreds of regulations are promulgated, we will continue to evaluate impacts such as changes in regulatory costs and fees, modifications to consumer products or disclosures required by the CFPB, and the requirements of the enhanced supervision provisions, among others. Two areas where we are focusing on the financial impact are: interchange fees and the exclusion of trust-preferred securities from our Tier I regulatory capital.

Currently, interchange fees are approximately $90 million per year. In the future, the Dodd-Frank Act gives the Federal Reserve, and no longer the banks or system owners, the ability to set the interchange rate charged to merchants for the use of debit cards. The ultimate impact to us will depend on rules yet to be issued by the Federal Reserve. Proposed rules were issued on December 28, 2010, and the Dodd-Frank Act requires final interchange rules to be issued by April 21, 2011, and effective no later than July 21, 2011. Based on the Federal Reserve’s proposed rules, a maximum interchange rate of $0.07 would reduce our annual interchange fees by approximately 85%. A maximum interchange rate of $0.12 would reduce our annual interchange fees by approximately 75%.

At December 31, 2010, we had $569.9 million of outstanding trust-preferred securities that, if disallowed, would reduce our regulatory Tier 1 risk-based capital ratio by approximately 130 basis points. Even with this reduction, our capital ratios would remain above Well-capitalized levels. There is a three year phase-in period beginning on January 1, 2013, that we believe will provide sufficient time to evaluate and address the impacts of this new legislation on our capital structure. Accordingly, we do not anticipate this potential change will have a significant impact to our business.

During the 2010 third quarter, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions were adopted currently, we estimate they would have a negligible impact on our regulatory capital ratios based on our current understanding of the revisions to capital qualification. We await clarification from our banking regulators on their interpretation of Basel III and any additional requirements to the stated thresholds. The FDIC has approved issuance of an interagency proposed rulemaking to implement certain provisions of Section 171 of the Dodd-Frank Act (Section 171). Section 171 provides that the capital requirements generally applicable to insured banks shall serve as a floor for other capital requirements the agencies establish. The FDIC noted that the advanced approaches of Basel III allow for reductions in risk-based capital requirements below those generally applicable to insured banks and, accordingly, need to be modified to be consistent with Section 171.

Recent Industry Developments

Foreclosure Documentation — We evaluated our foreclosure documentation procedures given the recent announcements made by other financial institutions regarding problems associated with their foreclosure activities. As a result of our review, we have determined that we do not have any significant issues relating to so-called “robo-signing,” foreclosure affidavits were completed and signed by employees with personal knowledge of the contents of the affidavits, and there is no reason to conclude that foreclosures were filed that should not have been filed. Additionally, we have identified and are implementing process and control enhancements to ensure that affidavits continue to be prepared in compliance with applicable state law. We are consulting with local foreclosure counsel as necessary with respect to additional requirements imposed by the courts in which foreclosure proceedings are pending, which could impact our foreclosure actions.

Representation and Warranty Reserve — We primarily conduct our loan sale and securitization activity with Fannie Mae and Freddie Mac. In connection with these and other sale and securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. In the future, we may be required to repurchase individual loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. At December 31, 2010, we have a reserve for such losses of $20.2 million, which is included in accrued expenses and other liabilities.

2011 Expectations

Borrower and consumer confidence remains a major factor impacting growth opportunities for 2011. We continue to believe that the economy will remain relatively stable throughout 2011, with the potential for improvement in the latter half. Challenges to earnings growth include (1) revenue headwinds as a result of regulatory and legislative actions, (2) anticipated higher interest rates as we enter 2011, which is expected to reduce mortgage banking income, and (3) continued investments in growing our businesses.

Reflecting these factors, pre-tax, pre-provision income levels are expected to remain in line with 2010 second half performance. Nevertheless, net income growth from the 2010 fourth quarter level is anticipated throughout the year. This will primarily reflect on-going reductions in credit costs. We expect the absolute levels of NCOs, NPAs, and Criticized loans will continue to decline, resulting in lower levels of provision expense. Given the significant credit-related improvements in 2010, coupled with our expectation for continued improvement, our return to more normalized levels of credit costs could occur earlier than previously expected.

The net interest margin is expected to be flat or increase slightly from the 2010 fourth quarter. We anticipate continued benefit from lower deposit pricing. In addition, the absolute growth in loans compared with deposits is anticipated to be more comparable, thus reducing the absolute growth in lower yield investment securities.

The automobile loan portfolio is expected to continue its strong growth, and we anticipate continued growth in C&I loans. Home equity and residential mortgages are likely to show only modest growth. CRE loans are expected to continue to decline, but at a slower rate.

Core deposits are expected to show continued growth. Further, we expect the shift toward lower-cost demand deposit accounts will continue.

Fee income, compared with the 2010 fourth quarter, will be negatively impacted by lower interchange fees due to regulatory fee change and a decline in mortgage banking revenues due to a higher interest rate environment as we enter 2011. With regard to interchange fees, if enacted as recently outlined, the Federal Reserve’s proposed interchange fee structure will significantly lower interchange revenue. Other fee categories are expected to grow, reflecting the impact of our cross-sell initiatives throughout the Company, as well as the positive impact from strategic initiatives. Over time, we anticipate more than offsetting revenue challenges with revenue we expect to generate by accelerating customer growth and cross-sell results. Expense levels early in the year should be up modestly from 2010 fourth quarter performance, with increases later in the year due to continued investments to grow the business.

Table 2 — Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2009			Change from 2008
	2010	Amount	Percent	2009	Amount	Percent	2008
(Dollar amounts in thousands, except per share amounts)

Interest income	$2,145,392	$(92,750)	(4)%	$2,238,142	$(560,180)	(20)%	$2,798,322
Interest expense	526,587	(287,268)	(35)	813,855	(452,776)	(36)	1,266,631

Net interest income	1,618,805	194,518	14	1,424,287	(107,404)	(7)	1,531,691
Provision for credit losses	634,547	(1,440,124)	(69)	2,074,671	1,017,208	96	1,057,463

Net interest income after provision for credit losses	984,258	1,634,642	N.R.	(650,384)	(1,124,612)	N.R.	474,228

Service charges on deposit accounts	267,015	(35,784)	(12)	302,799	(5,254)	(2)	308,053
Mortgage banking income	175,782	63,484	57	112,298	103,304	1,149	8,994
Trust services	112,555	8,916	9	103,639	(22,341)	(18)	125,980
Electronic banking	110,234	10,083	10	100,151	9,884	11	90,267
Insurance income	76,413	3,087	4	73,326	702	1	72,624
Brokerage income	68,855	4,012	6	64,843	(329)	(1)	65,172
Bank owned life insurance income	61,066	6,194	11	54,872	96	—	54,776
Automobile operating lease income	45,964	(5,846)	(11)	51,810	11,959	30	39,851
Securities losses	(274)	9,975	(97)	(10,249)	187,121	(95)	(197,370)
Other income	124,248	(27,907)	(18)	152,155	13,364	10	138,791

Total noninterest income	1,041,858	36,214	4	1,005,644	298,506	42	707,138

Personnel costs	798,973	98,491	14	700,482	(83,064)	(11)	783,546
Outside data processing and other services	159,248	11,153	8	148,095	17,869	14	130,226
Net occupancy	107,862	2,589	2	105,273	(3,155)	(3)	108,428
Deposit and other insurance expense	97,548	(16,282)	(14)	113,830	91,393	407	22,437
Professional services	88,778	12,412	16	76,366	26,753	54	49,613
Equipment	85,920	2,803	3	83,117	(10,848)	(12)	93,965
Marketing	65,924	32,875	99	33,049	385	1	32,664
Amortization of intangibles	60,478	(7,829)	(11)	68,307	(8,587)	(11)	76,894
OREO and foreclosure expense	39,049	(54,850)	(58)	93,899	60,444	181	33,455
Automobile operating lease expense	37,034	(6,326)	(15)	43,360	12,078	39	31,282
Goodwill impairment	—	(2,606,944)	(100)	2,606,944	2,606,944	—	—
Gain on early extinguishment of debt	—	147,442	(100)	(147,442)	(123,900)	526	(23,542)
Other expense	132,991	24,828	23	108,163	(30,243)	(22)	138,406

Total noninterest expense	1,673,805	(2,359,638)	(59)	4,033,443	2,556,069	173	1,477,374

Income (loss) before income taxes	352,311	4,030,494	N.R.	(3,678,183)	(3,382,175)	1,143	(296,008)
Provision (benefit) for income taxes	39,964	623,968	N.R.	(584,004)	(401,802)	221	(182,202)

Net income (loss)	312,347	3,406,526	N.R.	(3,094,179)	(2,980,373)	2,619	(113,806)

Dividends on preferred shares	172,032	(2,724)	(2)	174,756	128,356	277	46,400

Net income (loss) applicable to common shares	$140,315	$3,409,250	N.R. %	$(3,268,935)	$(3,108,729)	1,940%	$(160,206)

Average common shares — basic	726,934	194,132	36%	532,802	166,647	46%	366,155
Average common shares — diluted(2)	729,532	196,730	37	532,802	166,647	46	366,155
Per common share:
Net income — basic	$0.19	$6.33	N.R. %	$(6.14)	$(5.70)	1,295%	$(0.44)
Net income — diluted	0.19	6.33	N.R.	(6.14)	(5.70)	1,295	(0.44)
Cash dividends declared	0.0400	—	—	0.0400	(0.62)	(94)	0.6625
Revenue — FTE
Net interest income	$1,618,805	$194,518	14%	$1,424,287	$(107,404)	(7)%	$1,531,691
FTE adjustment	11,077	(395)	(3)	11,472	(8,746)	(43)	20,218

Net interest income(3)	1,629,882	194,123	14	1,435,759	(116,150)	(7)	1,551,909
Noninterest income	1,041,858	36,214	4	1,005,644	298,506	42	707,138

Total revenue(3)	$2,671,740	$230,337	9%	$2,441,403	$182,356	8%	$2,259,047

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items for additional discussion regarding these key factors.

(2)	For the years ended December 31, 2009, and December 31, 2008, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation. It was excluded because the result would have been higher than basic earnings per common share (anti-dilutive) for the year.

(3)	On a FTE basis assuming a 35% tax rate.

DISCUSSION OF RESULTS OF OPERATIONS

This section provides a review of financial performance from a consolidated perspective. It also includes a Significant Items section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data is reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the Item 7: Business Segment Discussion.

Significant Items

Definition of Significant Items

From time-to-time, revenue, expenses, or taxes, are impacted by items judged by us to be outside of ordinary banking activities and / or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as Significant Items. Most often, these Significant Items result from factors originating outside the Company; e.g., regulatory actions / assessments, windfall gains, changes in accounting principles, one-time tax assessments / refunds, etc. In other cases they may result from our decisions associated with significant corporate actions out of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.

Even though certain revenue and expense items are naturally subject to more volatility than others due to changes in market and economic environment conditions, as a general rule volatility alone does not define a Significant Item. For example, changes in the provision for credit losses, gains / losses from investment activities, asset valuation writedowns, etc., reflect ordinary banking activities and are, therefore, typically excluded from consideration as a Significant Item.

We believe the disclosure of Significant Items in results provides a better understanding of our performance and trends to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance accordingly. To this end, we adopted a practice of listing Significant Items in our external disclosure documents (e.g., earnings press releases, investor presentations, Forms 10-Q and 10-K).

Significant Items for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2010, 2009, and 2008 were impacted by a number of significant items summarized below.

1. TARP Capital Purchase Program Repurchase.  During the 2010 fourth quarter, we issued $920.0 million of our common stock and $300.0 million of subordinated debt. The net proceeds, along with other available funds, were used to repurchase all $1.4 billion of TARP Capital that we issued to the Treasury under its TARP Capital Purchase Program in 2008. As part of this transaction, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.08 per common share for 2010.

2. Goodwill Impairment.  The impacts of goodwill impairment on our reported results were as follows:

•	During the 2009 first quarter, bank stock prices, including ours, experienced a steep decline. Our stock price declined 78% from $7.66 per share at December 31, 2008, to $1.66 per share at March 31, 2009. Given this significant decline, we conducted an interim test for goodwill impairment. As a result, we recorded a noncash $2,602.7 million ($4.88 per common share) pretax charge. (See Goodwill discussion located within the Critical Accounting Policies and Use of Significant Estimates section for additional information.)

•	During the 2009 second quarter, a pretax goodwill impairment of $4.2 million ($0.01 per common share) was recorded relating to the sale of a small payments-related business in July 2009.

3. Franklin Relationship.  Our relationship with Franklin was acquired in the Sky Financial acquisition in 2007. Significant events relating to this relationship, and the impacts of those events on our reported results, were as follows:

•	On March 31, 2009, we restructured our relationship with Franklin. As a result of this restructuring, a nonrecurring net tax benefit of $159.9 million ($0.30 per common share) was recorded in the 2009 first quarter. Also, and although earnings were not significantly impacted, commercial NCOs increased $128.3 million as the previously established $130.0 million Franklin-specific ALLL was utilized to writedown the acquired mortgages and OREO collateral to fair value.

•	During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 restructuring.

•	During the 2010 second quarter, the portfolio of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) was transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value less costs to sell of $323.4 million, resulting in $75.5 million of charge-offs, and the provision for credit losses commensurately increased $75.5 million ($0.07 per common share).

•	During the 2010 third quarter, the remaining Franklin-related residential mortgage and home equity loans were sold at essentially book value.

4. Early Extinguishment of Debt.  The positive impacts relating to the early extinguishment of debt on our reported results were: $141.0 million ($0.18 per common share) in 2009 and $23.5 million ($0.04 per common share) in 2008. These amounts were recorded to noninterest expense.

5. Preferred Stock Conversion.  During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.11 per common share for 2009. (See Capital discussion located within the Risk Management and Capital section for additional information.)

6. Visa®.  Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received Class B shares of Visa® stock at the time of the Visa® IPO. In the 2009 second quarter, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($.04 per common share). This amount was recorded in noninterest income.

Table 3 — Visa® impacts

	2010		2009		2008
	Earnings	EPS	Earnings	EPS	Earnings	EPS
(Dollar amounts in millions, except per share
amounts)

Gain related to sale of Visa® stock(1)	$—	$—	$31.4	$0.04	$25.1	$0.04
Visa® indemnification liability(2)	—	—	—	—	17.0	0.03

(1)	Pretax. Recorded to noninterest income, and represented a gain on the sale of ownership interest in Visa®. As part of the sale of our Visa® stock in 2009, we released $8.2 million, as of June 30, 2009, of the remaining indemnification liability. Concurrently, we established a swap liability associated with the conversion protection provided to the purchasers of the Visa® shares.

(2)	Pretax. Recorded to noninterest expense, and represented our pro-rata portion of an indemnification liability provided to Visa® by its member banks for various litigation filed against Visa®. Subsequently, in 2008, an escrow account was established by Visa® using a portion of the proceeds received from the IPO. This action resulted in a reversal of a portion of the liability as the escrow account reduced our potential exposure related to the indemnification.

7.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:

2009

•	$23.6 million ($0.03 per common share) negative impact due to a special FDIC insurance premium assessment. This amount was recorded to noninterest expense.

•	$12.8 million ($0.02 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.

2008

•	$20.4 million ($0.06 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance.

•	$21.8 million ($.04 per common share) negative impact due to the merger with Sky Financial completed on July 1, 2007.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 4 — Significant Items Influencing Earnings Performance Comparison (1)

	2010			2009		2008
	After-tax	EPS		After-tax	EPS	After-tax	EPS
(Dollar amounts in thousands, except per share amounts)

Net income (loss) — GAAP	$312,347			$(3,094,179)		$(113,806)
Earnings per share, after-tax		$0.19			$(6.14)		$(0.44)
Change from prior year — $		6.33			(5.70)		(0.69)
Change from prior year — %		N.R.	%		N.R %		N.R. %

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

	2010		2009		2008
Significant Items — Favorable (Unfavorable) Impact:	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)

Franklin-related loans transferred to held for sale	$(75,500)	$(0.07)	$—	$—	$—	$—
Net tax benefit recognized(4)	38,222	0.05	—	—	—	—
Franklin relationship restructuring(4)	—	—	159,895	0.30	—	—
Net gain on early extinguishment of debt	—	—	141,024	0.18	23,542	0.04
Gain related to sale of Visa® stock	—	—	31,362	0.04	25,087	0.04
Deferred tax valuation allowance benefit(4)	—	—	12,847	0.02	20,357	0.06
Goodwill impairment	—	—	(2,606,944)	(4.89)	—	—
FDIC special assessment	—	—	(23,555)	(0.03)	—	—
Preferred stock conversion deemed dividend	—	(0.08)	—	(0.11)	—	—
Visa® indemnification liability	—	—	—	—	16,995	0.03
Merger/Restructuring costs	—	—	—	—	(21,830)	(0.04)

(1)	See Significant Factors Influencing Financial Performance discussion.

(2)	Pretax unless otherwise noted.

(3)	Based upon the annual average outstanding diluted common shares.

(4)	After-tax.

Pretax, Pre-provision Income Trends

One non-GAAP performance measurement that we believe is useful in analyzing underlying performance trends, particularly in times of economic stress, is pretax, pre-provision income. This is the level of earnings adjusted to exclude the impact of: (1) provision expense, which is excluded because its absolute level is elevated and volatile in times of economic stress, (2) investment securities gains/losses, which are excluded because securities market valuations may also become particularly volatile in times of economic stress, (3) amortization of intangibles expense, which is excluded because the return on tangible equity common equity is a key measurement that we use to gauge performance trends, and (4) certain other items identified by us (see Significant Items above) that we believe may distort our underlying performance trends.

The following table reflects pretax, pre-provision income for the three years ended December 31, 2010:

Table 5 — Pretax, Pre-provision Income (1)

	Twelve Months Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Income (Loss) Before Income Taxes	$352,311	$(3,678,183)	$(296,008)
Add: Provision for credit losses	634,547	2,074,671	1,057,463
Less: Securities gains (losses)	(274)	(10,249)	(197,370)
Add: Amortization of intangibles	60,478	68,307	76,894
Less: Significant Items
Gain on early extinguishment of debt	—	141,024	23,542
Goodwill impairment	—	(2,606,944)	—
Gain related to Visa stock	—	31,362	25,087
Visa indemnification liability	—	—	16,995
FDIC special assessment	—	(23,555)	—
Merger/restructuring costs	—	—	(21,830)

Total pretax, pre-provision income	$1,047,610	$933,157	$991,925

Change in total pretax, pre-provision income:
Amount	$114,453	$(58,768)
Percent	12%	(6)%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.

As discussed in more detail in the sections that follow, the increase from 2009 primarily reflected improved revenue, including higher net interest income, partially offset by higher noninterest expense, including personnel costs and marketing.

Net Interest Income / Average Balance Sheet

Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans, securities, and direct financing leases), and interest expense of funding sources (primarily interest-bearing deposits and borrowings). Earning asset balances and related funding sources, as well as changes in the levels of interest rates, impact net interest income. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds, often referred to as “free” funds, is captured in the net interest margin, which is calculated as net interest income divided by average earning assets. Both the net interest margin and net interest spread are presented on a fully-taxable equivalent basis, which means that tax-free interest income has been adjusted to a pretax equivalent income, assuming a 35% tax rate.

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities.

Table 6 — Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)

	2010			2009
	Increase (Decrease) from			Increase (Decrease) from
	Previous Year Due to			Previous Year Due to
		Yield/			Yield/
Fully-taxable equivalent basis(2)	Volume	Rate	Total	Volume	Rate	Total
(Dollar amounts in millions)

Loans and direct financing leases	$(71.3)	$(9.6)	$(80.9)	$(130.2)	$(371.3)	$(501.5)
Investment securities	96.8	(103.2)	(6.4)	84.4	(86.3)	(1.9)
Other earning assets	(3.8)	(2.2)	(6.0)	(42.1)	(23.4)	(65.5)

Total interest income from earning assets	21.7	(115.0)	(93.3)	(87.9)	(481.0)	(568.9)

Deposits	10.9	(246.0)	(235.1)	16.5	(274.1)	(257.6)
Short-term borrowings	1.1	(0.5)	0.6	(16.6)	(23.3)	(39.9)
Federal Home Loan Bank advances	(15.4)	5.6	(9.8)	(45.3)	(49.6)	(94.9)
Subordinated notes and other long-term debt, including capital securities	(14.3)	(28.8)	(43.1)	9.8	(70.1)	(60.3)

Total interest expense of interest-bearing liabilities	(17.7)	(269.7)	(287.4)	(35.6)	(417.1)	(452.7)

Net interest income	$39.4	$154.7	$194.1	$(52.3)	$(63.9)	$(116.2)

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

2010 versus 2009

Fully-taxable equivalent net interest income for 2010 increased $194.1 million, or 14%, from 2009. This reflected the favorable impact of a $1.3 billion, or 3%, increase in average earning assets, due to a $2.9 billion, or 45%, increase in average total investment securities, which was partially offset by a $1.4 billion, or 4%, decrease in average total loans and leases. Also contributing to the increase in net interest income was a 33 basis point increase in the fully-taxable net interest margin to 3.44% from 3.11% in 2009.

The following table details the change in our reported loans and deposits:

Table 7 — Average Loans/Leases and Deposits — 2010 vs. 2009

	Twelve Months Ended
	December 31,		Change
	2010	2009	Amount	Percent
(Dollar amounts in millions)

Loans/Leases
Commercial and industrial	$12,431	$13,136	$(705)	(5)%
Commercial real estate	7,225	9,156	(1,931)	(21)

Total commercial	19,656	22,292	(2,636)	(12)
Automobile loans and leases	4,890	3,546	1,344	38
Home equity	7,590	7,590	—	—
Residential mortgage	4,476	4,542	(66)	(1)
Other consumer	661	722	(61)	(8)

Total consumer	17,617	16,400	1,217	7

Total loans and leases	$37,273	$38,692	$(1,419)	(4)%

Deposits
Demand deposits — noninterest-bearing	$6,859	$6,057	$802	13%
Demand deposits — interest-bearing	5,579	4,816	763	16
Money market deposits	11,743	7,216	4,527	63
Savings and other domestic deposits	4,642	4,881	(239)	(5)
Core certificates of deposit	9,188	11,944	(2,756)	(23)

Total core deposits	38,011	34,914	3,097	9
Other deposits	2,727	4,475	(1,748)	(39)

Total deposits	$40,738	$39,389	$1,349	3%

The $1.4 billion, or 4%, decrease in average total loans and leases primarily reflected:

•	$2.6 billion, or 12%, decline in average total commercial loans. The decline in average CRE loans reflected our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of NCOs. The decline in average C&I loans reflected a general decrease in borrowing as evidenced by a decline in line-of-credit utilization, NCO activity, and the reclassification in the 2010 first quarter of variable rate demand notes to municipal securities.

Partially offset by:

•	$1.2 billion, or 7%, increase in average total consumer loans. This growth reflected a $1.3 billion, or 38%, increase in average automobile loans and leases. On January 1, 2010, we adopted the new accounting standard ASC — 810 Consolidation, resulting in the consolidation of an off balance sheet securitization and increasing our automobile loan portfolio by $0.5 billion at December 31, 2010. Underlying growth in automobile loans continued to be strong, reflecting a significant increase in loan originations in 2010 as compared to 2009 in all of our markets. Our recent expansion into Eastern Pennsylvania and the five New England states also began to have a positive impact on our volume.

Total average investment securities increased $2.9 billion, or 45%, reflecting the deployment of the cash from core deposit growth and loan runoff over this period, as well as the proceeds from 2009 capital actions.

The $1.3 billion, or 3%, increase in average total deposits reflected:

•	$3.1 billion, or 9%, growth in total core deposits. The primary driver of this growth was a 63% increase in average money market deposits. Partially offsetting this growth was a 23% decline in average core certificates of deposit.

Partially offset by:

•	$1.7 billion, or 39%, decline in average noncore deposits, reflecting a managed decline in public fund deposits as well as planned efforts to reduce our reliance on noncore funding sources.

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

The following table details the change in our reported loans and deposits:

Table 8 — Average Loans/Leases and Deposits — 2009 vs. 2008

	Twelve Months Ended
	December 31,		Change
	2009	2008	Amount	Percent
(Dollar amounts in millions)

Loans/Leases
Commercial and industrial	$13,136	$13,588	$(452)	(3)%
Commercial real estate	9,156	9,732	(576)	(6)

Total commercial	22,292	23,320	(1,028)	(4)
Automobile loans and leases	3,546	4,527	(981)	(22)
Home equity	7,590	7,404	186	3
Residential mortgage	4,542	5,018	(476)	(9)
Other consumer	722	691	31	4

Total consumer	16,400	17,640	(1,240)	(7)

Total loans and leases	$38,692	$40,960	$(2,268)	(6)%

Deposits
Demand deposits — noninterest-bearing	$6,057	$5,095	$962	19%
Demand deposits — interest-bearing	4,816	4,003	813	20
Money market deposits	7,216	6,093	1,123	18
Savings and other domestic deposits	4,881	5,147	(266)	(5)
Core certificates of deposit	11,944	11,637	307	3

Total core deposits	34,914	31,975	2,939	9
Other deposits	4,475	5,861	(1,386)	(24)

Total deposits	$39,389	$37,836	$1,553	4%

The $2.3 billion, or 6%, decrease in average total loans and leases primarily reflected:

•	$1.0 billion, or 4%, decline in average total commercial loans. The decline in average CRE loans reflected our planned efforts to shrink this portfolio through payoffs and paydowns, as well as the impact of NCOs and the 2009 reclassifications of CRE loans to C&I loans (see Commercial Credit section). The decline in average C&I loans reflected paydowns, the Franklin restructuring, and a reduction in the line-of-credit utilization in our automobile dealer floorplan exposure, partially offset by the 2009 reclassifications.

•	$1.0 billion, or 22%, decline in average automobile loans and leases due to the 2009 securitization of $1.0 billion of automobile loans, as well as the continued runoff of the automobile lease portfolio.

•	$0.5 billion, or 9%, decline in residential mortgages reflecting the impact of loan sales, as well as the continued refinance of portfolio loans. The majority of this refinance activity was fixed-rate loans, which we typically sell in the secondary market.

Partially offset by:

•	$0.2 billion, or 3%, increase in average home equity loans reflecting higher utilization of existing lines resulting from higher quality borrowers taking advantage of the current relatively lower interest rate environment, as well as a slowdown in runoff.

Total average investment securities increased $1.7 billion, or 38%, as the cash proceeds from core deposit growth and the capital actions initiated during 2009 were deployed. This increase was partially offset by a $0.9 billion, or 87%, decline in trading account securities due to the reduction in the use of these securities to hedge MSRs.

The $1.6 billion, or 4%, increase in average total deposits reflected:

•	$2.9 billion, or 9%, growth in total core deposits, primarily reflecting increased sales efforts and initiatives for deposit accounts.

Partially offset by:

•	$1.4 billion, or 24%, decline in average noncore deposits, reflecting a managed decline in public fund deposits as well as planned efforts to reduce our reliance on noncore funding sources.

Table 9 — Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
		Change from 2009			Change from 2008
Fully-taxable equivalent basis(1)	2010	Amount	Percent	2009	Amount	Percent	2008
(Dollar amounts in millions)

ASSETS
Interest-bearing deposits in banks	$289	$(72)	(20)%	$361	$58	19%	$303
Trading account securities	158	13	9	145	(945)	(87)	1,090
Federal funds sold and securities purchased under resale agreement	—	(10)	(100)	10	(425)	(98)	435
Loans held for sale	529	(53)	(9)	582	166	40	416
Investment securities:
Taxable	8,760	2,659	44	6,101	2,223	57	3,878
Tax-exempt	411	197	92	214	(491)	(70)	705

Total investment securities	9,171	2,856	45	6,315	1,732	38	4,583
Loans and leases:(3)
Commercial:
Commercial and industrial	12,431	(705)	(5)	13,136	(452)	(3)	13,588
Commercial real estate:
Construction	1,096	(762)	(41)	1,858	(203)	(10)	2,061
Commercial	6,129	(1,169)	(16)	7,298	(373)	(5)	7,671

Commercial real estate	7,225	(1,931)	(21)	9,156	(576)	(6)	9,732

Total commercial	19,656	(2,636)	(12)	22,292	(1,028)	(4)	23,320

Consumer:
Automobile loans and leases	4,890	1,344	38	3,546	(981)	(22)	4,527
Home equity	7,590	—	—	7,590	186	3	7,404
Residential mortgage	4,476	(66)	(1)	4,542	(476)	(9)	5,018
Other loans	661	(61)	(8)	722	31	4	691

Total consumer	17,617	1,217	7	16,400	(1,240)	(7)	17,640

Total loans and leases	37,273	(1,419)	(4)	38,692	(2,268)	(6)	40,960
Allowance for loan and lease losses	(1,430)	(474)	50	(956)	(261)	38	(695)

Net loans and leases	35,843	(1,893)	(5)	37,736	(2,529)	(6)	40,265

Total earning assets	47,420	1,315	3	46,105	(1,682)	(4)	47,787

Cash and due from banks	1,518	(614)	(29)	2,132	1,174	123	958
Intangible assets	702	(700)	(50)	1,402	(2,044)	(59)	3,446
All other assets	4,364	825	23	3,539	294	9	3,245

Total Assets	$52,574	$134	—%	$52,440	$(2,481)	(5)%	$54,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$6,859	$802	13%	$6,057	$962	19%	$5,095
Demand deposits — interest-bearing	5,579	763	16	4,816	813	20	4,003
Money market deposits	11,743	4,527	63	7,216	1,123	18	6,093
Savings and other domestic deposits	4,642	(239)	(5)	4,881	(266)	(5)	5,147
Core certificates of deposit	9,188	(2,756)	(23)	11,944	307	3	11,637

Total core deposits	38,011	3,097	9	34,914	2,939	9	31,975
Other domestic time deposits of $250,000 or more	697	(144)	(17)	841	(802)	(49)	1,643
Brokered time deposits and negotiable CDs	1,603	(1,544)	(49)	3,147	(96)	(3)	3,243
Deposits in foreign offices	427	(60)	(12)	487	(488)	(50)	975

Total deposits	40,738	1,349	3	39,389	1,553	4	37,836
Short-term borrowings	1,446	513	55	933	(1,441)	(61)	2,374
Federal Home Loan Bank advances	173	(1,063)	(86)	1,236	(2,045)	(62)	3,281
Subordinated notes and other long-term debt	3,780	(541)	(13)	4,321	227	6	4,094

Total interest-bearing liabilities	39,278	(544)	(1)	39,822	(2,668)	(6)	42,490

All other liabilities	956	182	24	774	(166)	(18)	940
Shareholders’ equity	5,481	(306)	(5)	5,787	(609)	(10)	6,396

Total Liabilities and Shareholders’ Equity	$52,574	$134	—%	$52,440	$(2,481)	(5)%	$54,921

Continued

Table 9 — Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Interest Income / Expense			Average Rate(2)
Fully-taxable equivalent basis(1)	2010	2009	2008	2010	2009	2008
(Dollar amounts in millions)

ASSETS
Interest-bearing deposits in banks	$0.8	$1.1	$7.7	0.28%	0.32%	2.53%
Trading account securities	2.9	4.3	57.5	1.82	2.99	5.28
Federal funds sold and securities purchased under resale agreement	—	0.1	10.7	—	0.13	2.46
Loans held for sale	25.7	30.0	25.0	4.85	5.15	6.01
Investment securities:
Taxable	239.1	250.0	217.9	2.73	4.10	5.62
Tax-exempt	18.8	14.2	48.2	4.56	6.68	6.83

Total investment securities	257.9	264.2	266.1	2.81	4.18	5.81
Loans and leases:(3)
Commercial:
Commercial and industrial	660.6	664.6	770.2	5.31	5.06	5.67
Commercial real estate:
Construction	30.6	50.8	104.2	2.79	2.74	5.05
Commercial	234.9	262.3	430.1	3.83	3.59	5.61

Commercial real estate	265.5	313.1	534.3	3.67	3.42	5.49

Total commercial	926.1	977.7	1,304.5	4.71	4.39	5.59

Consumer:
Automobile loans and leases	295.2	252.6	311.5	6.04	7.12	6.88
Home equity	383.7	426.2	475.2	5.06	5.62	6.42
Residential mortgage	216.8	237.4	292.4	4.84	5.23	5.83
Other loans	47.5	56.1	68.0	7.18	7.78	9.85

Total consumer	943.2	972.3	1,147.1	5.35	5.93	6.50

Total loans and leases	1,869.3	1,950.0	2,451.6	5.02	5.04	5.99

Total earning assets	$2,156.6	$2,249.7	$2,818.6	4.55%	4.88%	5.90%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits — interest-bearing	10.4	9.5	22.2	0.19	0.20	0.55
Money market deposits	103.5	83.6	117.5	0.88	1.16	1.93
Savings and other domestic deposits	48.2	66.8	100.3	1.04	1.37	1.88
Core certificates of deposit	231.6	409.4	495.7	2.52	3.43	4.27

Total core deposits	393.7	569.3	735.7	1.26	1.97	2.73
Other domestic time deposits of $250,000 or more	9.3	20.8	62.1	1.32	2.48	3.76
Brokered time deposits and negotiable CDs	35.4	83.1	118.8	2.21	2.64	3.66
Deposits in foreign offices	0.8	0.9	15.2	0.20	0.19	1.56

Total deposits	439.2	674.1	931.8	1.30	2.02	2.85
Short-term borrowings	3.0	2.4	42.3	0.21	0.25	1.78
Federal Home Loan Bank advances	3.1	12.9	107.8	1.80	1.04	3.29
Subordinated notes and other long-term debt	81.4	124.5	184.8	2.15	2.88	4.51

Total interest-bearing liabilities	526.7	813.9	1,266.7	1.34	2.04	2.98

Net interest income	$1,629.9	$1,435.8	$1,551.9

Net interest rate spread				3.21	2.84	2.92
Impact of noninterest-bearing funds on margin				0.23	0.27	0.33

Net Interest Margin				3.44%	3.11%	3.25%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 3, and the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.

The provision for credit losses in 2010 was $634.5 million, down $1,440.1 million from 2009. The decrease from 2009 primarily reflected the improved credit quality in our loan portfolios including lower NCOs, NALs, and NPAs.

The provision for credit losses in 2009 was $2,074.7 million, up $1,017.2 million from 2008, and exceeded NCOs by $598.1 million. The increase in 2009 from 2008 primarily reflected the continued economic weakness across all our regions and all our loan portfolios, although our commercial loan portfolios were the most affected.

The following table details the Franklin-related impact to the provision for credit losses for each of the past four years.

Table 10 — Provision for Credit Losses — Franklin-Related Impact

	2010	2009	2007	2008
(Dollar amounts in millions)

Provision for credit losses
Franklin	$87.0	$(14.1)	$438.0	$410.8
Non-Franklin	547.5	2,088.8	619.5	232.8

Total	$634.5	$2,074.7	$1,057.5	$643.6

Total net charge-offs (recoveries)
Franklin	$87.0	$115.9	$423.3	$308.5
Non-Franklin	787.5	1,360.7	334.8	169.1

Total	$874.5	$1,476.6	$758.1	$477.6

Provision for credit losses in excess of net charge-offs
Franklin	$—	$(130.0)	$14.7	$102.3
Non-Franklin	(240.0)	728.1	284.8	63.7

Total	$(240.0)	$598.1	$299.4	$166.0

Noninterest Income

(This section should be read in conjunction with Significant Item 6.)

The following table reflects noninterest income for the three years ended December 31, 2010:

Table 11 — Noninterest Income

	Twelve Months Ended December 31,
		Change from 2009			Change from 2008
	2010	Amount	Percent	2009	Amount	Percent	2008
(Dollar amounts in thousands)

Service charges on deposit accounts	$267,015	$(35,784)	(12)%	$302,799	$(5,254)	(2)%	$308,053
Mortgage banking income	175,782	63,484	57	112,298	103,304	1,149	8,994
Trust services	112,555	8,916	9	103,639	(22,341)	(18)	125,980
Electronic banking	110,234	10,083	10	100,151	9,884	11	90,267
Insurance income	76,413	3,087	4	73,326	702	1	72,624
Brokerage income	68,855	4,012	6	64,843	(329)	(1)	65,172
Bank owned life insurance income	61,066	6,194	11	54,872	96	—	54,776
Automobile operating lease income	45,964	(5,846)	(11)	51,810	11,959	30	39,851
Securities losses	(274)	9,975	(97)	(10,249)	187,121	(95)	(197,370)
Other income	124,248	(27,907)	(18)	152,155	13,364	10	138,791

Total noninterest income	$1,041,858	$36,214	4%	$1,005,644	$298,506	42%	$707,138

The following table details mortgage banking income and the net impact of MSR hedging activity for the three years ended December 31, 2010:

Table 12 — Mortgage Banking Income

	Twelve Months Ended December 31,
		Change from 2009			Change from 2008
	2010	Amount	Percent	2009	Amount	Percent	2008
(Dollar amounts in thousands, unless otherwise noted)

Mortgage Banking Income
Origination and secondary marketing	$117,440	$22,729	24%	$94,711	$57,454	154%	$37,257
Servicing fees	48,123	(371)	(1)	48,494	2,936	6	45,558
Amortization of capitalized servicing(1)	(47,165)	406	(1)	(47,571)	(20,937)	79	(26,634)
Other mortgage banking income	16,629	(6,731)	(29)	23,360	6,592	39	16,768

Sub-total	135,027	16,033	13	118,994	46,045	63	72,949
MSR valuation adjustment(1)	(12,721)	(47,026)	(137)	34,305	86,973	N.R.	(52,668)
Net trading gains (losses) related to MSR hedging	53,476	94,477	N.R.	(41,001)	(29,714)	263	(11,287)

Total mortgage banking income	$175,782	$63,484	57%	$112,298	$103,304	1,149%	$8,994

Mortgage originations (in millions)	$5,476	$214	4%	$5,262	$1,489	39%	$3,773
Average trading account securities used to hedge MSRs (in millions)	64	(6)	(9)	70	(961)	(93)	1,031
Capitalized MSRs(2)	196,194	(18,398)	(9)	214,592	47,154	28	167,438
Total mortgages serviced for others (in millions)(2)	15,933	(77)	—	16,010	256	2	15,754
MSR % of investor servicing portfolio	1.23%	(0.11)	(8)%	1.34%	0.28	26%	1.06%

Net Impact of MSR Hedging
MSR valuation adjustment(1)	$(12,721)	$(47,026)	N.R. %	$34,305	$86,973	N.R. %	$(52,668)
Net trading gains (losses) related to MSR hedging	53,476	94,477	N.R.	(41,001)	(29,714)	263	(11,287)
Net interest income related to MSR hedging	972	(2,027)	(68)	2,999	(30,140)	(91)	33,139

Net gain (loss) of MSR hedging	$41,727	$45,424	N.R. %	$(3,697)	$27,119	N.R. %	$(30,816)

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.

2010 versus 2009

Noninterest income increased $36.2 million, or 4%, from the prior year, primarily reflecting:

•	$63.5 million, or 57%, increase in mortgage banking income. Net MSR hedging-related activities contributed a $45.4 million net increase. We use an independent outside third party to monitor our MSR asset valuation and assumptions. During 2010, interest rates were volatile and generally lower than 2009 rates resulting in higher prepayment speeds and lower MSR valuation, which was economically hedged and offset by hedging gains. However, the negative MSR valuation adjustment was partially offset by model assumption updates. Based on updated market data and trends, the prepayment assumptions were lowered, which increased the value of the MSR. The increase also reflected a $22.7 million increase in origination and secondary marketing income as loan sales and loan originations were substantially higher (see Table 12). (See MSR section located within Market Risk for additional information.)

•	$10.1 million, or 10%, increase in electronic banking, reflecting increased debit card transaction volume.

•	$10.0 million benefit from lower securities losses.

•	$8.9 million, or 9%, increase in trust services income, with 50% of the increase due to increases in asset market values, and the remainder reflecting growth in new business.

•	$6.2 million, or 11%, increase in insurance benefits associated with bank owned life insurance.

•	$4.0 million, or 6%, increase in brokerage income, primarily reflecting an increase in title insurance income due to higher mortgage refinance activity, and to a lesser degree an increase in fixed income product sales, partially offset by lower annuity income.

Partially offset by:

•	$35.8 million, or 12%, decrease in service charges on deposit accounts. This decline represented a decrease in personal NSF / OD service charges and reflected a combination of factors. These included the implementation of changes to Regulation E and the introduction of our Fair Play banking philosophy during the 2010 third quarter, as well as the continued underlying decline in activity as customers better manage their account balances. As part of our Fair Play banking philosophy, we voluntary reduced certain NSF / OD fees and implemented our 24-Hour Gracetm overdraft policy. The goal of our Fair Play banking philosophy is to introduce more customer friendly fee structures with the objective of accelerating the acquisition and retention of customers.

•	$27.9 million, or 18%, decline in other income. 2009 included a $31.4 million gain from the sale of Visa® Class B stock.

2009 versus 2008

Noninterest income increased $298.5 million, or 42%, from 2008, primarily reflecting:

•	$103.3 million increase in mortgage banking income, reflecting a $57.5 million increase in origination and secondary marketing income as loans sales and loan originations were substantially higher, and a $27.1 million improvement in MSR hedging (see Table 12).

•	$187.1 million, or 95%, reduction in securities losses as 2008 included $197.1 million of OTTI adjustments compared with $10.2 million in 2009.

•	$12.0 million, or 30%, increase in automobile operating lease income, reflecting a 21% increase in average operating lease balances as lease originations since the 2007 fourth quarter were recorded as operating leases. However, during the 2008 fourth quarter, we exited the automobile leasing business.

•	$13.4 million, or 10%, increase in other income, reflecting the net impact of a $22.4 million change in the fair value of derivatives that did not qualify for hedge accounting, partially offset by a $4.7 million decline in mezzanine lending income and a $4.1 million decline in customer derivatives income.

•	$9.9 million, or 11%, increase in electronic banking, reflecting increased transaction volumes and additional third party processing fees.

Partially offset by:

•	$22.3 million, or 18%, decline in trust services income, reflecting the impact of reduced market values on asset management revenues, as well as lower yields on proprietary money market funds.

Noninterest Expense
(This section should be read in conjunction with Significant Items 2, 4, and 7.)

The following table reflects noninterest expense for the three years ended December 31, 2010:

Table 13 — Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2009			Change from 2008
	2010	Amount	Percent	2009	Amount	Percent	2008
(Dollar amounts in thousands)

Personnel costs	$798,973	$98,491	14%	$700,482	$(83,064)	(11)%	$783,546
Outside data processing and other services	159,248	11,153	8	148,095	17,869	14	130,226
Net occupancy	107,862	2,589	2	105,273	(3,155)	(3)	108,428
Deposit and other insurance expense	97,548	(16,282)	(14)	113,830	91,393	407	22,437
Professional services	88,778	12,412	16	76,366	26,753	54	49,613
Equipment	85,920	2,803	3	83,117	(10,848)	(12)	93,965
Marketing	65,924	32,875	99	33,049	385	1	32,664
Amortization of intangibles	60,478	(7,829)	(11)	68,307	(8,587)	(11)	76,894
OREO and foreclosure expense	39,049	(54,850)	(58)	93,899	60,444	181	33,455
Automobile operating lease expense	37,034	(6,326)	(15)	43,360	12,078	39	31,282
Goodwill impairment	—	(2,606,944)	(100)	2,606,944	2,606,944	—	—
Gain on early extinguishment of debt	—	147,442	(100)	(147,442)	(123,900)	526	(23,542)
Other expense	132,991	24,828	23	108,163	(30,243)	(22)	138,406

Total noninterest expense	$1,673,805	$(2,359,638)	(59)%	$4,033,443	$2,556,069	173%	$1,477,374

2010 versus 2009

As shown in the above table, noninterest expense decreased $2,359.6 million from the year-ago period. Excluding the 2009 goodwill impairment of $2,606.9 million, noninterest expense increased $247.3 million and primarily reflected:

•	The absence of $147.4 million in gains on early extinguishment of debt in 2009.

•	$98.5 million, or 14%, increase in personnel costs, primarily reflecting a 10% increase in full-time equivalent staff in support of strategic initiatives, as well as higher commissions and other incentive expenses, and the reinstatement of certain employee benefits such as 401(k) plan matching contribution, merit increases, and bonuses.

•	$32.9 million, or 99%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.

•	$24.8 million, or 23%, increase in other expense, reflecting $13.1 million increase associated with the provision for repurchase losses related to representations and warranties made on mortgage loans sold, as well as increased travel and miscellaneous fees.

Partially offset by:

•	$54.9 million, or 58%, decline in OREO and foreclosure expense.

•	$16.3 million, or 14%, decrease in deposit and other insurance expense. This decrease was comprised of two components: (1) $23.6 million FDIC special assessment during the 2009 second quarter, and (2) increased assessments due to higher levels of deposits.

2009 versus 2008

Noninterest expense increased $2,556.1 million from 2008, and primarily reflected:

•	$2,606.9 million of goodwill impairment recorded in 2009. The majority of the goodwill impairment, $2,602.7 million, was recorded during the 2009 first quarter. The remaining $4.2 million of goodwill impairment was recorded in the 2009 second quarter, and was related to the sale of a small payments-related business in July 2009. (See Goodwill discussion located within the Critical Account Policies and Use of Significant Estimates for additional information).

•	$91.4 million increase in deposit and other insurance expense. This increase was comprised of two components: (1) $23.6 million FDIC special assessment during the 2009 second quarter, and (2) $67.8 million increase related to our 2008 FDIC assessments being significantly reduced by a nonrecurring deposit assessment credit provided by the FDIC that was depleted during the 2008 fourth quarter. This deposit insurance credit offset substantially all of our assessment in 2008. Higher levels of deposits also contributed to the increase.

•	$60.4 million increase in OREO and foreclosure expense, reflecting higher levels of problem assets, as well as loss mitigation activities.

•	$26.8 million, or 54%, increase in professional services, reflecting higher consulting and collection-related expenses.

•	$17.9 million, or 14%, increase in outside data processing and other services, primarily reflecting portfolio servicing fees paid to Franklin resulting from the 2009 first quarter restructuring of this relationship.

•	$12.1 million, or 39%, increase in automobile operating lease expense, primarily reflecting a 21% increase in average operating leases. However, we exited the automobile leasing business during the 2008 fourth quarter.

Partially offset by:

•	$123.9 million positive impact related to gains on early extinguishment of debt.

•	$83.1 million, or 11%, decline in personnel expense, reflecting a decline in salaries, and lower benefits and commission expense. Full-time equivalent staff declined 6% from the comparable year-ago period.

•	$30.2 million, or 22%, decline in other noninterest expense primarily reflecting lower automobile lease residual value expense as used vehicle prices improved.

•	$10.8 million, or 12%, decline in equipment costs, reflecting lower depreciation costs, as well as lower repair and maintenance costs.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 3 and 7, and Note 17 of the Notes to Consolidated Financial Statements.)

2010 versus 2009

The provision for income taxes was $40.0 million for 2010 compared with a benefit of $584.0 million in 2009. Both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. In 2010, we entered into an asset monetization transaction that generated a tax benefit of $63.6 million. Also, in 2010, undistributed previously reported earnings of a foreign subsidiary of $142.3 million were distributed and an additional $49.8 million of tax expense was recorded. State tax reserves of $28.8 million ($18.7 million net of federal benefit) for 2010 were recorded.

The Franklin restructuring in 2009 resulted in a $159.9 million net deferred tax asset equal to the amount of income and equity that was included in our operating results for 2009. During 2010, a $43.6 million net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 Franklin restructuring.

The IRS completed the audit of our consolidated federal income tax returns for tax years through 2007. In addition, various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. Both the IRS and state tax officials, including Ohio and Kentucky, have proposed adjustments to our previously filed tax returns. We believe that our tax positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

2009 versus 2008

The provision for income taxes was a benefit of $584.0 million for 2009 compared with a benefit of $182.2 million in 2008. The tax benefit for both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. The tax benefit in 2009 was impacted by the pretax loss combined with the favorable impacts of the Franklin restructuring in 2009 and the reduction of the capital loss valuation reserve, offset by the nondeductible portion of the 2009 goodwill impairment.

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification, reporting, and active management are key elements in overall risk management. We manage risk to an aggregate moderate-to-low risk profile strategy through a control framework and by monitoring and responding to potential risks. Controls include, among others, effective segregation of duties, access, authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.

As a strategy, we have identified sources of risks and primary risks in coordination with each business unit. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee of the board of directors.

We believe our primary risk exposures are credit, market, liquidity, operational, and compliance risk. Credit risk is the risk of loss due to adverse changes in our borrowers’ ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor perception of financial strength, and events unrelated to us such as war, terrorism, or financial institution market specific issues. Operational risk arises from our inherent day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Compliance risk exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our investment securities portfolio (see Investment Securities Portfolio discussion). While there is credit risk associated with derivative activity, we believe this exposure is minimal. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our focusing significant resources to the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes.

The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is closely monitored and regularly updated. Concentration risk is managed through limits on loan type, geography, industry, and loan quality factors. We continue to focus predominantly on extending credit to retail and commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe the associated risks are acceptable and aligned with strategic initiatives. We continue to add new borrowers that meet our targeted risk and profitability profile. Although we offer a broad set of products, we continue to develop new lending products and opportunities. Each of these new products and opportunities goes through a rigorous development and approval process prior to implementation to ensure our overall objective of maintaining an aggregate moderate-to-low risk portfolio profile.

The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to appropriately assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. For example, we do not extend additional credit to delinquent borrowers except in certain circumstances that substantially improve our overall repayment or collateral coverage position.

Asset quality metrics improved significantly in 2010, reflecting our proactive portfolio management initiatives as well as some stabilization in a still relatively weak economy. The improvements in the asset quality metrics, including lower levels of NPAs, Criticized and Classified assets, and delinquencies have all been achieved through these policies and commitments. Our portfolio management policies demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. To that end, we continue to expand resources in our risk management areas.

The weak residential real estate market and U.S. economy continued to have significant impact on the financial services industry as a whole, and specifically on our financial results. A pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and NCOs, including loans to builders and developers of residential real estate. In addition, continued high unemployment, among other factors, throughout 2010, has slowed any significant recovery from the U.S. recession during 2008 and 2009. As a result, we experienced higher than historical levels of delinquencies and NCOs in our loan portfolios during 2009 and 2010. The value of our investment securities backed by residential and commercial real estate was also negatively impacted by a lack of liquidity in the financial markets and anticipated credit losses.

Loan and Lease Credit Exposure Mix

At December 31, 2010, our loans and leases totaled $38.1 billion, representing a 4% increase from December 31, 2009. The composition of the portfolio has changed significantly over the past 12 months. From December 31, 2009, to December 31, 2010, the consumer loan portfolio increased $2.2 billion, or 13%, primarily driven by the automobile loan portfolio. In 2010, our indirect automobile finance business generated significant levels of high credit-quality loan originations, and we also adopted a new accounting standard resulting in the consolidation of a $0.8 billion automobile loan securitization. At December 31, 2010, these securitized loans had a remaining balance of $522.7 million. These increases were partially offset by a $0.9 billion, or 4%, decline in the commercial loan portfolio, primarily as a result of a planned strategy to reduce the concentration of our noncore CRE portfolio.

At December 31, 2010, commercial loans totaled $19.7 billion, and represented 52% of our total credit exposure. Our commercial loan portfolio is diversified along product type, size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I loans — C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to expand C&I loan growth, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. We have also added a national banking group with sufficient resources to ensure we appropriately recognize and manage the risks associated with this type of lending.

CRE loans — CRE loans consist of loans for income-producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers; and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE loans — Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, and condominiums), office, and warehouse product types. Generally, these loans are for construction projects that have been presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans were $18.4 billion at December 31, 2010, and represented 48% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see Consumer Credit discussion).

Automobile loans/leases — Automobile loans/leases are primarily comprised of loans made through automotive dealerships and includes exposure in selected states outside of our primary banking markets. In 2009, we exited several states, including Florida, Arizona, and Nevada. In 2010, we expanded into eastern Pennsylvania and five New England states. The recent expansions included hiring experienced colleagues with existing dealer relationships in those markets. No state outside of our primary banking market represented more than 5% of our total automobile loan and lease portfolio at December 31, 2010. Our automobile lease portfolio represents an immaterial portion of the total portfolio as we exited the automobile leasing business during the 2008 fourth quarter.

Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home. As a result, the proportion of first-lien loans has increased significantly in our portfolio over the past 24 months. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values may impact the severity of losses. We actively manage the amount of credit extended through debt-to-income policies and LTV policy limits.

Residential mortgages — Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, the majority of the loans in our portfolio are ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. These loans comprised approximately 57% of our total residential mortgage loan portfolio at December 31, 2010.

Other consumer loans/leases — Primarily consists of consumer loans not secured by real estate or automobiles, including personal unsecured loans.

Table 14 — Loan and Lease Portfolio Composition

	At December 31,
	2010		2009		2008		2007		2006
(Dollar amounts in millions)

Commercial:(1)
Commercial and industrial	$13,063	34%	$12,888	35%	$13,541	33%	$13,126	33%	$7,850	30%
Commercial real estate:
Construction	650	2	1,469	4	2,080	5	1,962	5	1,229	5
Commercial	6,001	16	6,220	17	8,018	20	7,221	18	3,275	13

Total commercial real estate	6,651	18	7,689	21	10,098	25	9,183	23	4,504	18

Total commercial	19,714	52	20,577	56	23,639	58	22,309	56	12,354	48

Consumer:
Automobile loans and leases(2)	5,614	15	3,390	9	4,464	11	4,294	11	3,895	15
Home equity	7,713	20	7,563	21	7,557	18	7,290	18	4,927	19
Residential mortgage	4,500	12	4,510	12	4,761	12	5,447	14	4,549	17
Other loans	566	1	751	2	671	1	715	1	428	1

Total consumer	18,393	48	16,214	44	17,453	42	17,746	44	13,799	52

Total loans and leases	$38,107	100%	$36,791	100%	$41,092	100%	$40,055	100%	$26,153	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	2010 included an increase of $522.7 million resulting from the adoption of a new accounting standard to consolidate a previously off-balance automobile loan securitization transaction.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 15 — Total Loan and Lease Portfolio by Collateral Type

	At December 31,
	2010		2009		2008		2007		2006
(Dollar amounts in millions)

Real estate	$22,603	59%	$23,462	64%	$25,439	62%	$25,886	65%	$15,831	60%
Vehicles	7,134	19	4,600	13	6,063	15	5,722	14	5,003	19
Receivables/Inventory	3,763	10	3,582	10	3,915	10	3,391	8	2,369	9
Machinery/Equipment	1,766	5	1,772	5	1,916	5	1,715	4	1,206	5
Unsecured	1,117	3	1,106	3	1,666	4	1,423	4	982	4
Securities/Deposits	734	2	1,145	3	862	2	788	2	427	2
Other	990	2	1,124	2	1,231	2	1,130	3	335	1

Total loans and leases	$38,107	100%	$36,791	100%	$41,092	100%	$40,055	100%	$26,153	100%

The majority of our loans secured by real estate are discussed in detail in later sections.

Commercial Credit

The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. For all loans exceeding $5.0 million, we utilize a centralized senior loan committee, led by our chief credit officer. For loans less than $5.0 million, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans less than $5.0 million, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities we operate in. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The probability-of-default is rated and applied at the borrower level. The loss-given-default is rated and applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. As an example, the retail properties class of the CRE portfolio has received more frequent evaluation at the individual loan level given the weak environment, portfolio concentration, and stressed performance trends (see Retail Properties discussion). We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate ACL amount for this portfolio.

In addition to the initial credit analysis initiated during the approval process, the Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of the new loan production. This group is part of our Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of credit processes. Similarly, to provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of small business banking loans.

The commercial loan ratings described above are categorized as follows:

Pass:  Commercial loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

OLEM:  Commercial loans categorized as OLEM are potentially weak. The credit risk may be relatively minor yet represents a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect our position in the future.

Substandard:  Commercial loans categorized as Substandard are inadequately protected by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely that we will sustain some loss if any identified weaknesses are not mitigated.

Doubtful:  Commercial loans categorized as Doubtful have all of the weaknesses inherent in those loans classified as Substandard, with the added elements that the full collection of the loan is improbable and the possibility of loss is high.

Commercial loans rated as OLEM, Substandard, or Doubtful are considered Criticized. Commercial loans rated as Substandard or Doubtful are considered Classified. Commercial loans may be designated as Criticized when warranted by individual borrower performance or by industry and environmental factors. Commercial Criticized loans are subjected to additional monthly reviews to adequately assess the borrower’s credit status and develop appropriate action plans. We re-evaluate the risk-rating of these Criticized commercial loans as conditions change, potentially resulting in a further rating adjustment. Changes in the rating can be impacted by borrower performance, external factors such as industry and economic changes, as well as structural changes to the loan arrangements including, but not limited to, amortization, collateral, guarantees, and covenants.

All Classified commercial loans are managed by our SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the adequacy of the reserve, the accrual status, and the ultimate collectability of the Classified loan portfolio.

Our commercial loan portfolio, including CRE loans, is diversified by customer size, as well as geographically throughout our footprint. During 2009, we engaged in a large number of enhanced portfolio management initiatives, including a review to ensure the appropriate classification of CRE loans. The results of this initiative included reclassifications in 2009 totaling $1.4 billion that increased C&I loan balances, and correspondingly decreased CRE loan balances, primarily representing owner-occupied properties. We believe the changes provide improved visibility and clarity to us and our investors. We have continued this active portfolio management process throughout 2010, primarily focusing on improving our ability to identify changing conditions at the borrower level, which in most cases, significantly improved the outcome. This process allows us to provide clarity regarding the credit trends in our portfolios.

Certain segments of our commercial loan portfolio are discussed in further detail below:

C&I PORTFOLIO

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

C&I borrowers have been challenged by the weak economy, and some borrowers may no longer have sufficient capital to withstand the extended stress. As a result, these borrowers may not be able to comply with the original terms of their credit agreements. We continue to focus attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty to assess all potential solutions. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages over the past 12 months.

As shown in the following table, C&I loans totaled $13.1 billion at December 31, 2010:

Table 16 — Commercial and Industrial Loans and Leases by Class

	At December 31, 2010
	Commitments		Loans Outstanding
	Amount	Percent	Amount	Percent
(Dollar amounts in millions)

Class:
Owner-occupied	$4,320	23%	$3,823	29%
Other commercial and industrial	14,676	77	9,240	71

Total	$18,996	100%	$13,063	100%

The differences in the composition between the commitments and loans outstanding results from the owner-occupied class consisting almost entirely of term loans, while the remainder of the C&I portfolio contains a significant amount of working capital lines-of-credit. The funding percentage associated with the lines-of-credit has been a significant indicator of credit quality, as businesses have reduced their borrowings. Generally, borrowers that fully utilize their line-of-credit consistently, over time, have a higher risk profile. This represents one of many credit risk factors we utilize in assessing the credit risk portfolio of individual borrowers and the overall portfolio.

CRE PORTFOLIO

We manage the risks inherent in this portfolio the same as the C&I portfolio, with the addition of preleasing requirements, as applicable. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is non-owner-occupied, require that at least 50% of the space of the project be pre-leased.

Dedicated real estate professionals originated the majority of the portfolio, with the remainder obtained from prior bank acquisitions. Appraisals are obtained from approved vendors, and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group performs testing to provide an independent review and assessment of the quality of the underwriting and/or risk of the new loan production.

Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Given the stressed environment for some loan types, we perform on-going portfolio level reviews of certain loan classes such as the retail properties class within the CRE portfolio (see Retail Properties discussion). These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. The results of these reviews indicate that some additional stress is likely due to the continued weak economic conditions. Property values are updated using appraisals on a regular basis to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.

We actively monitor the concentrations and performance metrics of all CRE loan types, with a focus on higher risk classes. Macro-level stress-test scenarios based on retail sales and home-price depreciation trends for the classes are embedded in our performance expectations, and lease-up and absorption scenarios are assessed.

Each CRE loan is classified as either core or noncore. We separated the CRE portfolio into these categories in order to provide more clarity around our portfolio management strategies and to provide additional clarity for us and our investors. We believe segregating the noncore CRE from core CRE improves our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with the borrower generating an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $4.0 billion at December 31, 2010, representing 61% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable.

A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $3.7 billion at December 31, 2009, to $2.6 billion at December 31, 2010, and represented 39% of total CRE loans. Of the loans in the noncore portfolio at December 31, 2010, 49% were classified as Pass, 95% had guarantors, 99% were secured, and 93% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.3 billion, or 13%, of related outstanding balances, are classified as NALs. SAD administered $1.4 billion, or 54%, of total noncore CRE loans at December 31, 2010. We expect to exit the majority of noncore CRE relationships over time through normal repayments, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

The table below provides a segregation of the CRE portfolio as of December 31, 2010:

Table 17 — Core Commercial Real Estate Loans by Property Type and Property Location

	At December 31, 2010
	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	West Virginia	Other	Total Amount	%
(Dollar amounts in millions)

Core portfolio:
Retail properties	$458	$90	$72	$75	$8	$38	$30	$364	$1,135	17%
Office	347	151	83	22	12	1	39	53	708	11
Multi family	277	87	40	33	29	—	42	58	566	9
Industrial and warehouse	257	81	23	44	3	3	6	82	499	8
Other commercial real estate	715	138	35	45	8	21	54	118	1,134	17

Total core portfolio	2,054	547	253	219	60	63	171	675	4,042	61
Total noncore portfolio	1,424	412	168	226	36	110	64	169	2,609	39

Total	$3,478	$959	$421	$445	$96	$173	$235	$844	$6,651	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 18 — Commercial Real Estate — Core vs. Noncore portfolios

	December 31, 2010
	Ending					Nonaccrual
	Balance	Prior NCOs	ACL $	ACL %	Credit Mark(1)	Loans
(Dollar amounts in millions)

Total core	$4,042	$5	$160	3.96%	4.08%	$15.7

Noncore — SAD(2)	1,400	379	329	23.50	39.80	307.2
Noncore — Other	1,209	5	105	8.68	9.06	40.8

Total noncore	2,609	384	434	16.63	27.33	348.0

Total commercial real estate	$6,651	$389	$594	8.93%	13.96%	$363.7

	December 31, 2009
	Ending					Nonaccrual
	Balance	Prior NCOs	ACL $	ACL %	Credit Mark(1)	Loans

Total core	$4,038	$—	$168	4.16%	4.16%	$3.8
Noncore — SAD(2)	1,809	511	410	22.66	39.70	861.0
Noncore — Other	1,842	26	186	10.10	11.35	71.0

Total noncore	3,651	537	596	16.32	27.05	932.0

Total commercial real estate	$7,689	$537	$764	9.94%	15.82%	$935.8

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)

(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified loans.

As shown in the above table, the ending balance of the CRE portfolio at December 31, 2010, declined $1.0 billion compared with December 31, 2009. This decline was entirely centered in the noncore segment of the portfolio and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction occurred in a very difficult market, and demonstrates our commitment to maintaining a moderate-to-low risk profile. We anticipate further noncore CRE declines in future periods based on our overall strategy to reduce our overall CRE exposure.

Also as shown above, substantial reserves for the noncore portfolio have been established. At December 31, 2010, the ACL related to the noncore portfolio was 16.63%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. We believe the combined credit activity is appropriate for each of the CRE segments.

Within the CRE portfolio, the retail properties and single family home builder classes continue to be stressed as a result of the continued decline in the housing markets and general economic conditions and are discussed below.

Retail Properties

Our portfolio of CRE loans secured by retail properties totaled $1.8 billion, or approximately 5% of total loans and leases, at December 31, 2010. Loans within this portfolio segment declined $0.4 billion, or 17%, from $2.1 billion at December 31, 2009. Credit approval in this portfolio segment is generally dependent on preleasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.

The weakness of the economic environment in our geographic regions continued to impact the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, and the expectation these levels will remain stressed for the foreseeable future may adversely affect some of our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity on this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, and other data, to assess and manage our credit concentration risks. We review the majority of this portfolio segment on a monthly basis.

Single Family Home Builders

At December 31, 2010, we had $0.6 billion of CRE loans to single family home builders. Such loans represented 1% of total loans and leases. The $0.6 billion represented a $0.3 billion, or 35%, decrease compared with $0.9 billion at December 31, 2009. The decrease primarily reflected runoff activity as few new loans have been originated since 2008, property sale activity, and NCOs. Based on portfolio management processes over the past three years, including NCO activity, we believe we have substantially addressed the credit issues in this portfolio. We do not anticipate any future significant credit impact from this portfolio segment.

FRANKLIN RELATIONSHIP

In 2010, we sold our portfolio of Franklin-related loans to unrelated third parties. Also, we recorded $87.0 million of Franklin-related NCOs, of which $75.5 million related to the loan sales. The 2010 provision for credit losses included $87.0 million related to Franklin, with $75.5 million related to the loan sales. At December 31, 2010, the only Franklin-related nonperforming assets remaining were $9.5 million of OREO properties, which were marked to the lower of cost or fair value less costs to sell.

Consumer Credit

Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. Importantly, certain individuals who understand each local region have the authority to make credit extension decisions to preserve our focus on the local communities we operate in. Each credit extension is assigned a specific probability-of-default and loss-given-default. The probability-of-default is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly, while the loss-given-default is related to the type of collateral and the LTV ratio associated with the credit extension.

In consumer lending, credit risk is managed from a loan type and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The on-going analysis and review process results in a determination of an appropriate ALLL amount for our consumer loan portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

Collection action is initiated as needed through a centrally managed collection and recovery function. The collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency. In addition to the consumer loan portfolio, the collection group is responsible for collection activity on all sold and securitized consumer loans and leases.

AUTOMOBILE LOANS AND LEASES PORTFOLIO

The performance of the automobile loan and lease portfolio improved in 2010, despite the continued economic conditions that have adversely affected the residential mortgage and home equity portfolios (discussed below). Our strategy in the automobile loan and lease portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTV’s, terms, and a reasonable level of profitability. This strategy resulted in a significant improvement in performance metrics in 2010 compared to 2009, and provides us with substantial confidence for future performance of this portfolio.

In 2010, we continued to consistently execute our value proposition and took advantage of market opportunities that allowed us to grow our automobile loan portfolio. The significant growth in the portfolio was accomplished while maintaining high credit quality metrics. As we further execute our strategies and take advantage of these opportunities, we are developing alternative plans to address any growth in excess of our established portfolio concentration limits, including both securitizations and loan sales. The automobile sales market expanded in 2010 and by entering into eastern Pennsylvania and five New England states, we are positioned to take advantage of a continued expansion in 2011.

Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and the entering new markets can be associated with increased risk levels, we believe our strategy and operational capabilities significantly mitigate these risks.

RESIDENTIAL-SECURED PORTFOLIOS

The residential mortgage and home equity portfolios are primarily located throughout our footprint. The continued slowdown in the housing market negatively impacted the performance of our residential mortgage and home equity portfolios. While the degree of price depreciation varied across our markets, all regions throughout our footprint were affected.

Table 19 — Selected Home Equity and Residential Mortgage Portfolio Data

	December 31, 2010
	Home Equity
	Secured	Secured
	by	by	Residential
	first-lien	second-lien	Mortgages(3)
(Dollar amounts in millions)

Ending balance	$3,055	$4,658	$4,500
Portfolio weighted average LTV ratio(1)	70%	80%	77%
Portfolio weighted average FICO score(2)	745	733	721

	Year Ended December 31, 2010
	Home Equity
	Secured	Secured
	by	by	Residential
	first-lien	second-lien	Mortgages(3)

Originations	$1,310	$754	$1,607
Origination weighted average LTV ratio(1)	69%	79%	81%
Origination weighted average FICO score(2)	767	756	759

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.

Home Equity Portfolio

Our home equity portfolio (loans and lines-of-credit) consists of both first- and second- mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate interest-only home equity lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit.

At December 31, 2010, approximately 40% of our home equity portfolio was secured by first-mortgage liens. The credit risk profile is substantially reduced when we hold a first-mortgage lien position. During 2010, more than 65% of our home equity portfolio originations were secured by a first-mortgage lien. We focus on high-quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the required interest-only amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services.

We believe we have underwritten credit conservatively within this portfolio. We have not originated “stated income” home equity loans or lines-of-credit that allow negative amortization. Also, we have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high-quality borrowers. However, continued declines in housing prices have likely decreased the value of the collateral for this portfolio and it is likely some loans with an original LTV ratio of less than 100% currently have an LTV ratio greater than 100%.

For certain home equity loans and lines-of-credit, we may utilize an automated valuation model (AVM) or other model-driven value estimate during the credit underwriting process. We utilize a series of credit parameters to determine the appropriate valuation methodology. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis. Regardless of the estimate methodology, we supplement our underwriting with a third party fraud detection system to limit our exposure to “flipping,” and outright fraudulent transactions. We update values as we believe appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management, as well as our workout and loss mitigation functions.

We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio.

Residential Mortgages Portfolio

We focus on higher-quality borrowers and underwrite all applications centrally, often through the use of an automated underwriting system. We do not originate residential mortgage loans that allow negative amortization or allow the borrower multiple payment options.

All residential mortgage loans are originated based on a completed appraisal during the credit underwriting process. Additionally, we supplement our underwriting with a third party fraud detection system to limit our exposure to “flipping” and outright fraudulent transactions. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

Also, it is important to note the recent issuance of new regulatory guidelines regarding real estate valuations, the intent of which is to ensure there is complete independence in the requesting and review of real estate valuations associated with loan decisions. We have been committed to appropriate valuations for all of our real estate lending, and do not anticipate significant impacts to our loan decision process as a result of these new guidelines.

Several government actions were enacted that impacted the residential mortgage portfolio, including various refinance programs which positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategies of working closely with our customers.

Credit Quality

We believe the most meaningful way to assess overall credit quality performance for 2010 is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the sections immediately following: NPAs and NALs, TDRs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, and product segmentation in the analysis of our credit quality performance.

Credit quality performance in 2010 improved significantly compared with 2009. While NCOs remain elevated compared with long-term expectations, 2010 continued to show improvement across the portfolio, and delinquency trends improved as well. OREO also declined significantly in 2010. We do not believe there will be a meaningful improvement in property values in the near term, and believe it prudent to dispose of the OREO properties instead of incurring the on-going expenses associated with maintaining the properties. As such, the decrease in the OREO balances resulted from an active selling strategy, as well as a lower level of inflows associated with residential properties due to our active loss mitigation and short-sale strategies.

The economic environment remained challenging. Yet, reflecting the benefit of our focused credit actions of 2009 and 2010, we experienced declines in total NPAs, new NPAs, and commercial Criticized loans. Our ACL declined $240.2 million to $1,291.1 million, or 3.39% of period-end loans and leases from $1,531.4 million, or 4.16% at 2009. Importantly, our ACL as a percent of period-end NALs increased to 166% from 80%, and coverage ratios associated with NPAs and Criticized assets also increased. These improved coverage ratios indicated a strengthening of our reserve position relative to troubled assets from the prior year end. These coverage ratios are a key component of our internal adequacy assessment process and provide an important consideration in the determination of the adequacy of the ACL.

NPAs, NALs, AND TDRs

(This section should be read in conjunction with Significant Item 3.)

NPAs AND NALs

NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) impaired loans held for sale, (3) OREO properties, and (4) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. Residential mortgage loans are placed on nonaccrual status at 180-days past due, and a charge-off recorded if it is determined that insufficient equity exists in the collateral property to support the entire outstanding loan amount. A home equity loan is placed on nonaccrual status at 180-days past due, and a charge-off recorded if it is determined there is not sufficient equity in the collateral property to cover our position. For loans secured by residential real estate, the collateral equity position is determined by a current property valuation based on an expected marketing time period consistent with the market. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

Table 20 reflects period-end NALs and NPAs detail for each of the last five years. Table 21 details the Franklin-related impacts to NALs and NPAs for each of the last five years. There were no Franklin-related NALs or NPAs at December 31, 2006.

Table 20 — Nonaccrual Loans and Nonperforming Assets

	At December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands)

Commercial and industrial(1)	$346,720	$578,414	$932,648	$87,679	$58,393
Commercial real estate	363,692	935,812	445,717	148,467	37,947
Total residential mortgages(1)	45,010	362,630	98,951	59,557	32,527
Home equity	22,526	40,122	24,831	24,068	15,266

Total nonaccrual loans and leases	777,948	1,916,978	1,502,147	319,771	144,133
Other real estate owned, net
Residential	31,649	71,427	63,058	60,804	47,898
Commercial	35,155	68,717	59,440	14,467	1,589

Total other real estate, net	66,804	140,144	122,498	75,271	49,487
Impaired loans held for sale(2)	—	969	12,001	73,481	—
Other nonperforming assets(3)	—	—	—	4,379	—

Total nonperforming assets	$844,752	$2,058,091	$1,636,646	$472,902	$193,620

Nonaccrual loans as a % of total loans and leases	2.04%	5.21%	3.66%	0.80%	0.55%
Nonperforming assets ratio(4)	2.21	5.57	3.97	1.18	0.74
Nonperforming Franklin assets(1)

Commercial	$—	$—	$650,225	$—	$—
Residential mortgage	—	299,670	—	—	—
Other real estate owned	9,477	23,826	—	—	—
Home equity	—	15,004	—	—	—

Total Nonperforming Franklin assets	$9,477	$338,500	$650,225	$—	$—

(1)	Franklin loans were reported as commercial accruing restructured loans at December 31, 2007. At December 31, 2008, Franklin loans were reported as nonaccrual commercial and industrial loans. At December 31, 2009, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and other real estate owned.

(2)	Represents impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(3)	Other nonperforming assets represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.

Table 21 — Nonaccrual Loans and Nonperforming Assets — Franklin-Related Impact

	December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in millions)

Nonaccrual loans
Franklin	$—	$314.7	$650.2	$—	$—
Non-Franklin	777.9	1,602.3	851.9	319.8	144.1

Total	$777.9	$1,917.0	$1,502.1	$319.8	$144.1

Total loans and leases
Franklin	$—	$443.9	$650.2	$1,187.0	$—
Non-Franklin	38,106.5	36,346.8	40,441.8	38,867.3	26,153.4

Total	$38,106.5	$36,790.7	$41,092.0	$40,054.3	$26,153.4

Nonaccrual loan ratio
Total	2.04%	5.21%	3.66%	0.80%	0.55%
Non-Franklin	2.04	4.41	2.11	0.82	0.55

	December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in millions)

Nonperforming assets
Franklin	$9.5	$338.5	$650.2	$—	$—
Non-Franklin	835.3	1,719.6	986.4	472.9	193.6

Total	$844.8	$2,058.1	$1,636.6	$472.9	$193.6

Total loans and leases	$38,106.5	$36,790.7	$41,092.0	$40,054.3	$26,153.4
Total other real estate owned, net	66.8	140.1	122.5	75.3	49.5
Impaired loans held for sale	—	1.0	12.0	73.5	—
Other nonperforming assets	—	—	—	4.4	—

Total	38,173.3	36,931.8	41,226.5	40,207.5	26,202.9
Franklin	9.5	338.5	650.2	1,187.0	—

Non-Franklin	$38,163.8	$36,593.3	$40,576.3	$39,020.5	$26,202.9

Nonperforming assets ratio
Total	2.21%	5.57%	3.97%	1.18%	0.74%
Non-Franklin	2.19	4.72	2.43	1.21	0.74

NALs were $777.9 million at December 31, 2010, compared with $1,917.0 million at December 31, 2009. The decrease of $1,139.0 million primarily reflected:

•	$572.1 million decrease in CRE NALs, primarily reflecting both NCO activity and problem loan resolutions including borrower payments and pay-offs. Payments and pay-offs received were substantial and are a direct result of our commitment to the on-going proactive management of these problem loans by our SAD. Also, inflow levels were significantly lower in 2010 compared to 2009. The level of inflows, or migration, is an important indicator of the future trend for this portfolio.

•	$317.6 million decrease in residential mortgage NALs, primarily reflecting the Franklin-related loan sales in 2010.

•	$231.7 million decrease in C&I NALs, primarily reflecting both NCO activity and problem loan resolutions, including pay-offs. The decline was associated with loans throughout our footprint, with no specific geographic or industry concentration.

•	$17.6 million decrease in home equity NALs, primarily reflecting the Franklin-related loans sales in 2010.

Also, of the $710.4 million of CRE and C&I-related NALs at December 31, 2010, $183.4 million, or 26%, represented loans that were less than 30 days past due, demonstrating our commitment to proactive credit risk management.

NPAs, which include NALs, were $844.8 million at December 31, 2010, and represented 2.21% of related assets. This compared with $2,058.1 million, or 5.57%, at December 31, 2009. The $1,213.3 million decrease reflected:

•	$1,139.0 million decrease to NALs, discussed above.

•	$73.3 million decrease to OREO. This reflected a focused effort to reduce our level of OREO properties through active selling strategies during the year, as well as lower levels of new OREO properties resulting from an increase in loss mitigation activity and short sales prior to foreclosure. We do not believe there will be a meaningful improvement in property values in the near term, and believe it prudent to dispose of the property instead of incurring the on-going expenses associated with maintaining the property.

NPA activity for each of the past five years was as follows:

Table 22 — Nonperforming Asset Activity

	At December 31,
(Dollar amounts in thousands)	2010	2009	2008	2007	2006

Nonperforming assets, beginning of year	$2,058,091	$1,636,646	$472,902	$193,620	$117,155
New nonperforming assets	925,699	2,767,295	1,082,063	468,056	222,043
Franklin-related impact, net(1)	(329,023)	(311,726)	650,225	—	—
Acquired nonperforming assets	—	—	—	144,492	33,843
Returns to accruing status	(370,798)	(215,336)	(42,161)	(24,952)	(43,999)
Loan and lease losses	(639,766)	(1,148,135)	(202,249)	(120,959)	(45,648)
Other real estate owned losses	(7,936)	(62,665)	(19,582)	(5,795)	(543)
Payments	(650,429)	(497,076)	(194,692)	(86,093)	(59,469)
Sales	(141,086)	(110,912)	(109,860)	(95,467)	(29,762)

Nonperforming assets, end of year	$844,752	$2,058,091	$1,636,646	$472,902	$193,620

(1)	The activity above excludes the 2007 impact of the placement of the loans to Franklin on nonaccrual status and their return to accrual status upon the restructuring of these loans. At 2007 year-end, the loans to

Franklin were not included in the nonperforming assets total. At 2008 year-end, the loans to Franklin were reported as nonaccrual commercial and industrial loans. At 2009 year-end, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and other real estate owned. The 2009 impact primarily reflects loan and lease losses, as well as payments.

TDR Loans

TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. However, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Our ALLL is largely driven by updated risk ratings to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer loan portfolios. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification.

TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded because the borrower remains contractually current. The table below provides a summary of our TDRs (both accrual and nonaccrual) by loan type at December 31, 2010 and 2009:

Table 23 — Accruing and Nonaccruing Troubled Debt Restructured Loans

	December 31,
	2010	2009
(Dollar amounts in thousands)

Restructured loans and leases — accruing:
Mortgage loans	$328,411	$229,470
Other consumer loans	76,586	52,871
Commercial loans	222,632	157,049

Total restructured loans and leases — accruing	627,629	439,390

Restructured loans and leases — nonaccruing:
Mortgage loans	5,789	4,988
Other consumer loans	—	—
Commercial loans	33,462	108,458

Total restructured loans and leases — nonaccruing	39,251	113,446

Total restructured loans and leases	$666,880	$552,836

In the workout of a problem loan, there are many factors considered when determining the most favorable resolution. For consumer loans, we evaluate the ability and willingness of the borrower to make contractual or reduced payments, the value of the underlying collateral, and the costs associated with the foreclosure or repossession, and remarketing of the collateral. For commercial loans, we consider similar criteria and also evaluate the borrower’s business prospects.

Residential Mortgage loan TDRs — Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. Residential mortgages identified as TDRs involve borrowers who are unable to refinance their mortgages through our normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent. Modifications can include adjustments to rates and/or principal. Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off. No consideration is given to removing individual loans from the pools.

Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including restructured loans, are reported as accrual or nonaccrual based upon delinquency status. NALs are those that are greater than 180 days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.

Residential mortgage loan TDR classifications resulted in an impairment adjustment of $6.6 million in 2010. Prior to the TDR classification, residential mortgage loans individually had minimal ALLL associated with them because the ALLL is calculated on a total portfolio pooled basis.

Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. We make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs. The TDR classification for these other consumer loans resulted in an impairment adjustment of $1.3 million in 2010.

Commercial loan TDRs — Commercial accruing TDRs represent loans in which a loan rated as Classified is current on contractual principal and interest but undergoes a loan modification. Accruing TDRs often result from loans rated as Classified receiving an extension on the maturity of their loan, for example, to allow additional time for the sale or lease of underlying CRE collateral. Often, it is prudent to extend the maturity rather than foreclose on a commercial loan, particularly for borrowers who are generating cash flows to support contractual interest payments. These borrowers cannot obtain the modified loan through other independent sources because of their current financial circumstances, therefore a concession is provided and the modification is classified as a TDR. The TDR remains in accruing status as long as the customer is current on payments and no loss is probable.

Commercial nonaccrual TDRs result from either workouts where an existing commercial NAL is restructured into multiple new loans, or from an accruing commercial TDR being placed on nonaccrual status. At December 31, 2010, approximately $19.9 million of our commercial nonaccrual TDRs resulted from such workouts. The remaining $12.0 million represented the reclassifications of accruing TDRs to NALs.

For certain loan workouts, we create two or more new notes. The senior note is underwritten based upon our normal underwriting standards at current market rates and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the subordinate note(s) vary by situation, but often defer interest payments until after the senior note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows us to right-size a loan based upon the current expectations for a project performance. The senior note is considered for return to accrual status if the borrower has sustained sufficient cash flows for a six-month period of time and we believe no loss is probable. This six-month period could extend before or after the restructure date. Subordinated notes created in the workout are charged-off immediately. Any interest or principal payments received on the subordinated notes are applied to the principal of the senior note first until the senior note is repaid. Further payments are recorded as recoveries on the subordinated note.

As the loans are already considered Classified, an adequate ALLL has been recorded when appropriate. Consequently, a TDR classification on commercial loans does not usually result in significant additional reserves. We consider removing the TDR status on commercial loans if the loan is at a market rate of interest and after the loan has performed in accordance with the restructured terms for a sustained period of time, generally one year.

The following table reflects period-end accruing TDRs and past due loans and leases detail for each of the last five years:

Table 24 — Accruing Past Due Loans and Leases and Accruing Troubled Debt Restructured Loans

	At December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands)

Accruing loans and leases past due 90 days or more
Commercial and industrial	$—	$—	$10,889	$10,474	$170
Commercial real estate	—	—	59,425	25,064	1,711
Residential mortgage (excluding loans guaranteed by the U.S. government)	53,983	78,915	71,553	67,391	35,555
Home equity	23,497	53,343	29,039	24,086	13,423
Other loans and leases	10,177	13,400	18,039	13,962	6,650

Total, excl. loans guaranteed by the U.S. government	87,657	145,658	188,945	140,977	57,509
Add: loans guaranteed by the U.S. government	98,288	101,616	82,576	51,174	31,308

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$185,945	$247,274	$271,521	$192,151	$88,817

Ratios:(1)
Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.23%	0.40%	0.46%	0.35%	0.22%
Guaranteed by the U.S. government, as a percent of total loans and leases	0.26	0.28	0.20	0.13	0.12
Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.49	0.68	0.66	0.48	0.34
Accruing troubled debt restructured loans
Commercial(2)	$222,632	$157,049	$185,333	$1,187,368	$—
Total residential mortgages	328,411	229,470	84,993	32,005	7,496
Other	76,586	52,871	41,094	—	—

Total accruing troubled debt restructured loans	$627,629	$439,390	$311,420	$1,219,373	$7,496

(1)	Percent of related loans and leases.

(2)	Franklin loans were reported as commercial accruing restructured loans at December 31, 2007. At December 31, 2008, Franklin loans were reported as nonaccrual commercial and industrial loans. At December 31, 2009, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and other real estate owned.

The over 90-day delinquency ratio for total loans not guaranteed by a U.S. government agency was 0.23% at December 31, 2010, representing a 17 basis point decline compared with December 31, 2009. This decrease primarily reflected continued improvement in our core performance, as well as the impact of the sale of certain underperforming loans in 2010.

The increase in accruing TDRs primarily reflects our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

ACL

(This section should be read in conjunction with Significant Item 3, and Notes 1 and 6 of the Notes to the Consolidated Financial Statements.)

We maintain two reserves, both of which in our judgment are adequate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our credit administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the adequacy of the ACL. The ALLL represents the estimate of probable losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs, recoveries, decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be adequate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in 2010 was $634.5 million, compared with $2,074.7 million in 2009, primarily reflecting significantly lower NCOs in 2010 compared with 2009, and improved credit quality metrics. While credit quality metrics have significantly improved during 2010, provision expense since 2007 has been higher than historical levels, reflecting the pronounced downturn in the U.S. economy, as well as significant deterioration in the residential real estate market that began in early 2007. Declining real estate valuations and higher levels of delinquencies and NCOs have negatively affected the quality of our loans secured by real estate. Portions of the residential portfolio, as well as the single family home builder and developer loans in the commercial portfolio, experienced the majority of the credit issues related to the residential real estate market.

We regularly assess the adequacy of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the adequacy of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, we also consider the impact of declining residential real estate values and the diversification of CRE loans, particularly loans secured by retail properties.

Our ACL assessment process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance. While the total ACL balance declined in 2010 compared with 2009, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, Criticized and Classified loans all showed significant improvement in 2010 despite the decline in the ACL level.

Table 25 reflects activity in the ALLL and ACL for each of the last five years. Table 26 displays the Franklin-related impacts to the ALLL and ACL for each of the last five years. There were not any Franklin-related impacts to either the ALLL or ACL at December 31, 2010 or 2006.

Table 25 — Summary of Allowance for Credit Losses and Related Statistics

	Year Ended December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands)

Allowance for loan and lease losses, beginning of year	$1,482,479	$900,227	$578,442	$272,068	$268,347
Acquired allowance for loan and lease losses	—	—	—	188,128	23,785
Loan and lease charge-offs
Commercial:
Commercial and industrial	(316,771)	(525,262)	(538,434)	(359,457)	(33,244)
Commercial real estate:
Construction	(116,428)	(196,148)	(6,631)	(11,902)	(4,156)
Commercial	(187,567)	(500,534)	(65,565)	(29,152)	(4,393)

Commercial real estate	(303,995)	(696,682)	(72,196)	(41,054)	(8,549)

Total commercial	(620,766)	(1,221,944)	(610,630)	(400,511)	(41,793)

Consumer:
Automobile loans and leases	(46,308)	(76,141)	(72,108)	(41,241)	(33,789)
Home equity	(140,831)	(110,400)	(70,457)	(37,221)	(24,950)
Residential mortgage	(163,427)	(111,899)	(23,012)	(12,196)	(4,767)
Other loans	(32,575)	(40,993)	(30,123)	(26,773)	(14,393)

Total consumer	(383,141)	(339,433)	(195,700)	(117,431)	(77,899)

Total charge-offs	(1,003,907)	(1,561,378)	(806,330)	(517,942)	(119,692)

Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	61,839	37,656	12,269	13,617	12,376
Commercial real estate:
Construction	7,420	3,442	5	48	602
Commercial	21,013	10,509	3,451	1,902	1,163

Total commercial real estate	28,433	13,951	3,456	1,950	1,765

Total commercial	90,272	51,607	15,725	15,567	14,141

Consumer:
Automobile loans and leases	19,736	19,809	17,543	13,549	15,014
Home equity	1,458	4,224	2,901	2,795	3,096
Residential mortgage	10,532	1,697	1,765	825	262
Other loans	7,435	7,454	10,329	7,575	4,803

Total consumer	39,161	33,184	32,538	24,744	23,175

Total recoveries	129,433	84,791	48,263	40,311	37,316

Net loan and lease charge-offs	(874,474)	(1,476,587)	(758,067)	(477,631)	(82,376)

Provision for loan and lease losses	641,299	2,069,931	1,067,789	628,802	62,312
Economic reserve transfer	—	—	12,063	—	—
Allowance for assets sold and securitized	(296)	(9,188)	—	—	—
Allowance for loans transferred to held for sale	—	(1,904)	—	(32,925)	—

Allowance for loan and lease losses, end of year	1,249,008	1,482,479	900,227	578,442	272,068

Allowance for unfunded loan commitments, beginning of year	48,879	44,139	66,528	40,161	36,957
Acquired allowance for unfunded loan commitments	—	—	—	11,541	325
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	(6,752)	4,740	(10,326)	14,826	2,879
Economic reserve transfer	—	—	(12,063)	—	—

Allowance for unfunded loan commitments, end of year	42,127	48,879	44,139	66,528	40,161

Allowance for credit losses, end of year	$1,291,135	$1,531,358	$944,366	$644,970	$312,229

ALLL as a % of total period end loans and leases	3.28%	4.03%	2.19%	1.44%	1.04%
AULC as a % of total period end loans and leases	0.11	0.13	0.11	0.17	0.15

ACL as a % of total period end loans and leases	3.39%	4.16%	2.30%	1.61%	1.19%

Table 26 — Allowance for Loan and Lease Losses and Allowance for Credit Losses — Franklin-Related Impact

	December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in millions)

Allowance for loan and lease losses
Franklin	$—	$—	$130.0	$115.3	$—
Non-Franklin	1,249.0	1,482.5	770.2	463.1	272.1

Total	$1,249.0	$1,482.5	$900.2	$578.4	$272.1

Allowance for credit losses
Franklin	$—	$—	$130.0	$115.3	$—
Non-Franklin	1,291.1	1,531.4	814.4	529.7	312.2

Total	$1,291.1	$1,531.4	$944.4	$645.0	$312.2

Total loans and leases
Franklin	$—	$443.9	$650.2	$1,187.0	$—
Non-Franklin	38,106.5	36,346.8	40,441.8	38,868.0	26,153.4

Total	$38,106.5	$36,790.7	$41,092.0	$40,055.0	$26,153.4

ALLL as % of total loans and leases
Total	3.28%	4.03%	2.19%	1.44%	1.04%
Non-Franklin	3.28	4.08	1.90	1.19	1.04
ACL as % of total loans and leases
Total	3.39%	4.16%	2.30%	1.61%	1.19%
Non-Franklin	3.39	4.21	2.01	1.36	1.19
Nonaccrual loans
Franklin	$—	$314.7	$650.2	$—	$—
Non-Franklin	777.9	1,602.3	851.9	319.8	144.1

Total	$777.9	$1,917.0	$1,502.1	$319.8	$144.1

ALLL as % of NALs
Total	161%	77%	60%	181%	189%
Non-Franklin	161	93	90	145	189
ACL as % of NALs
Total	166%	80%	63%	202%	217%
Non-Franklin	166	96	96	166	217

The reduction in the ACL, compared with December 31, 2009, reflected a decline in the commercial portfolio ALLL as a result of NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss (refer to the Commercial Credit section for additional information regarding loan risk ratings). As shown in the table below, commercial Criticized loans declined $1.9 billion, or 38%, from December 31, 2009, reflecting upgrade and payment activity.

Table 27 — Criticized Commercial Loan Activity

	At December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands)

Criticized commercial loans, beginning of period	$4,971,637	$3,311,280	$2,736,166	$662,425	$646,925
New additions/increases	1,284,216	4,707,518	1,688,022	2,670,616	573,246
Advances	298,511	390,872	292,295	282,614	177,314
Upgrades to Pass	(1,456,132)	(522,150)	(378,027)	(271,394)	(279,413)
Payments	(1,465,374)	(1,843,535)	(858,996)	(531,255)	(456,110)
Loan losses	(558,377)	(1,072,348)	(168,180)	(76,840)	463

Criticized commercial loans, end of period	$3,074,481	$4,971,637	$3,311,280	$2,736,166	$662,425

Compared with December 31, 2009, the AULC declined $6.8 million as a result of a substantive reduction in the level of unfunded loan commitments in the commercial portfolio. A concerted effort was made to reduce potential exposure associated with unfunded lines and to generate an appropriate level of return on those that remain in place. In addition, borrowers continued to reassess their borrowing needs and reduced their desired funding capacity.

The ACL coverage ratio associated with NALs was 166% at December 31, 2010, representing a significant improvement compared with 80% at December 31, 2009. This improvement reflected substantial reductions in C&I and CRE NALs.

Although credit quality asset metrics and trends, including those mentioned above, improved during 2010, the economic environment in our markets remained weak and uncertain as reflected by continued stressed residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities. Residential real estate values continued to be negatively impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits. In the near-term, we believe these factors will result in continued stress in our portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels. During 2010, the inflows of both new commercial Criticized loans and new NPAs declined significantly compared with 2009 levels, however both have shown volatility during 2010. In the 2010 third quarter, inflows of both new commercial Criticized loans and NPAs increased compared to the prior quarter. Although both of these levels declined in the 2010 fourth quarter from the 2010 third quarter, we believe this volatility evidences a fragile economic environment. Further, concerns continue to exist regarding the economic conditions in both national and international markets, the state of financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits. We do not anticipate any meaningful change in the overall economy in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these factors, we believe that our ACL coverage levels are appropriate.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 28 — Allocation of Allowances for Credit Losses (1)

	At December 31,
	2010		2009		2008		2007		2006
(Dollar amounts in thousands)

Commercial
Commercial and industrial	$340,614	34%	$492,205	35%	$412,201	33%	$295,555	33%	$117,481	30%
Commercial real estate	588,251	18	751,875	21	322,681	25	172,998	23	72,272	17

Total commercial	928,865	52	1,244,080	56	734,882	58	468,553	56	189,753	47

Consumer
Automobile loans and leases	49,488	15	57,951	9	44,712	11	28,635	11	28,400	15
Home equity	150,630	20	102,039	21	63,538	18	45,957	18	32,572	19
Residential mortgage	93,289	12	55,903	12	44,463	12	20,746	14	13,349	17
Other loans	26,736	1	22,506	2	12,632	1	14,551	1	7,994	2

Total consumer	320,143	48	238,399	44	165,345	42	109,889	44	82,315	53

Total allowance for loan and lease losses	1,249,008	100%	1,482,479	100%	900,227	100%	578,442	100%	272,068	100%

Allowance for unfunded loan commitments	42,127		48,879		44,139		66,528		40,161

Total allowance for credit losses	$1,291,135		$1,531,358		$944,366		$644,970		$312,229

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

NCOs

(This section should be read in conjunction with Significant Item 3.)

Table 29 reflects NCO detail for each of the last five years. Table 30 displays the Franklin-related impacts for each of the last five years. There were no Franklin-related NCOs in 2006.

Table 29 — Net Loan and Lease Charge-offs

	Year Ended December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in thousands)

Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$254,932	$487,606	$526,165	$345,840	$20,868
Commercial real estate:
Construction	109,008	192,706	6,626	11,854	3,553
Commercial	166,554	490,025	62,114	27,250	3,230

Total commercial real estate	275,562	682,731	68,740	39,104	6,783

Total commercial	530,494	1,170,337	594,905	384,944	27,651

Consumer:
Automobile loans and leases	26,572	56,332	54,565	27,692	18,775
Home equity	139,373	106,176	67,556	34,426	21,854
Residential mortgage	152,895	110,202	21,247	11,371	4,505
Other loans	25,140	33,540	19,794	19,198	9,591

Total consumer	343,980	306,250	163,162	92,687	54,725

Total net charge-offs	$874,474	$1,476,587	$758,067	$477,631	$82,376

Net charge-offs ratio:(1)
Commercial:
Commercial and industrial	2.05%	3.71%	3.87%	3.25%	0.28%
Commercial real estate:
Construction	9.95	10.37	0.32	0.77	0.28
Commercial	2.72	6.71	0.81	0.52	0.10

Commercial real estate	3.81	7.46	0.71	0.57	0.15

Total commercial	2.70	5.25	2.55	2.21	0.23

Consumer:
Automobile loans and leases	0.54	1.59	1.21	0.67	0.46
Home equity	1.84	1.40	0.91	0.56	0.44
Residential mortgage	3.42	2.43	0.42	0.23	0.10
Other loans	3.80	4.65	2.86	3.63	2.18

Total consumer	1.95	1.87	0.92	0.59	0.39

Net charge-offs as a % of average loans	2.35%	3.82%	1.85%	1.44%	0.32%

(1)	Percentage of related average loan balances.

Table 30 — Net Loan and Lease Charge-offs — Franklin-Related Impact

	December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in millions)

Commercial and industrial net charge-offs (recoveries)
Franklin	$(5.1)	$114.5	$423.3	$308.5 (1)	$—
Non-Franklin	260.0	373.1	102.9	37.3	20.9

Total	$254.9	$487.6	$526.2	$345.8	$20.9

Commercial and industrial net charge-offs ratio
Total	2.05%	3.71%	3.87%	3.25%	0.28%
Non-Franklin	2.09	2.87	0.83	0.38	0.28
Total commercial net charge-offs (recoveries)
Franklin	$(5.1)	$114.5	$423.3	$308.5	$—
Non-Franklin	535.6	1,055.8	171.6	76.4	27.7

Total	$530.5	$1,170.3	$594.9	$384.9	$27.7

Total commercial loan net charge-offs ratio
Total	2.70%	5.25%	2.55%	2.21%	0.23%
Non-Franklin	2.72	4.77	0.77	0.46	0.23
Total home equity net charge-offs (recoveries)
Franklin	$20.8	$(0.1)	$—	$—	$—
Non-Franklin	118.6	106.3	67.6	34.4	21.9

Total	$139.4	$106.2	$67.6	$34.4	$21.9

Total home equity net charge-offs ratio
Total	1.84%	1.40%	0.91%	0.56%	0.44%
Non-Franklin	1.57	1.41	0.91	0.56	0.44
Total residential mortgage net charge-offs (recoveries)
Franklin	$71.3	$1.6	$—	$—	$—
Non-Franklin	81.6	108.6	21.2	11.4	4.5

Total	$152.9	$110.2	$21.2	$11.4	$4.5

Total residential mortgage net charge-offs ratio
Total	3.42%	2.43%	0.42%	0.23%	0.10%
Non-Franklin	1.90	2.56	0.42	0.23	0.10
Total consumer loan net charge-offs (recoveries)
Franklin	$92.1	$1.4	$—	$—	$—
Non-Franklin	251.9	304.9	163.2	92.7	54.7

Total	$344.0	$306.3	$163.2	$92.7	$54.7

Total consumer loan net charge-offs ratio
Total	1.95%	1.87%	0.92%	0.59%	0.39%
Non-Franklin	1.45	1.90	0.92	0.59	0.39
Total net charge-offs (recoveries)
Franklin	$87.0	$115.9	$423.3	$308.5	$—
Non-Franklin	787.5	1,360.7	334.8	169.1	82.4

Total	$874.5	$1,476.6	$758.1	$477.6	$82.4

Total net charge-offs ratio
Total	2.35%	3.82%	1.85%	1.44%	0.32%
Non-Franklin	2.12	3.56	0.84	0.52	0.32

(1)	2007 includes charge-offs totaling $397.0 million associated with the Franklin restructuring. These charge-offs were reduced by the unamortized discount associated with the loans, and by other amounts received by Franklin totaling $88.5 million, resulting in net charge-offs of $308.5 million.

In assessing NCO trends, it is helpful to understand the process of how loans are treated as they deteriorate over time. Reserves for loans are established at origination consistent with the level of risk associated with the original underwriting. If the quality of a loan subsequently deteriorates, it migrates to a lower quality risk rating through our on-going portfolio management process, and a higher reserve amount is assigned. As a part of our on-going portfolio management process for commercial loans, the loan is reviewed and reserves are increased or decreased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. If the previously established reserves exceed that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the reserve could be recognized. In summary, if loan quality deteriorates, the typical credit sequence is periods of reserve building, followed by periods of higher NCOs as previously established reserves are utilized. Additionally, increases in reserves either precede or are in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific reserves or charge-off. As a result, an increase in NALs may not necessarily result in an increase in reserves or an expectation of higher future NCOs.

The significant $602.1 million decline in total NCOs reflected a combination of some economic stabilization, as well as the proactive credit management practices begun in 2009. These practices continued in 2010, and remain on-going.

The $113.1 million decrease in non-Franklin-related C&I NCOs reflected improvement in the overall credit quality of the portfolio compared with 2009.

The $407.2 million decrease in CRE NCOs primarily reflected our proactive credit management practices begun in 2009. These practices continued in 2010, and remain on-going.

The $29.8 million decline in automobile loans and leases reflected our consistent high quality of originations since the beginning of 2008. The focus on origination quality has been the primary driver for the improvement in this portfolio compared with the 2009. We believe the quality of the loans originated in 2010 will result in industry-standard levels of NCOs going forward as well.

Non-Franklin-related home equity NCOs increased $12.2 million reflecting the continuing stress to our borrowers associated with the fragile economy and the significant reduction of collateral equity since 2006. Delinquencies continued to be driven by lower income resulting from job loss or reduced revenues for borrowers that are self-employed. Frequently, first-lien loans can be refinanced, however, there are limited financing options for second-lien loans, particularly in situations when the collateral equity has lost value. While we charge-off loans in these situations, we generally do not forgive the debt, resulting in longer-term opportunities for recoveries. Although 2010 NCOs were higher compared with 2009, early-stage delinquency levels in the home equity line-of-credit portfolio declined, supporting our longer-term positive view for the performance of the home equity portfolio. We have been successful in originating new loans to higher quality borrowers, as evidenced by our 2010 home equity line-of-credit originations were 100% current as of December 31, 2010.

Non-Franklin-related residential mortgage NCOs declined $27.0 million. This decline reflected a $48.1 million sale of certain underperforming residential mortgage loans in 2010 that resulted in $16.4 million of NCOs, compared with a 2009 sale of $44.8 million of similar loans resulting in $17.6 million of NCOs. The remaining decrease in the non-Franklin-related residential mortgage NCOs compared with the prior year primarily reflected a combination of a general stabilization of home prices, as well as an increase in active loss mitigation activity. The 2010 loan sale resulted in the elimination of loans with potential future credit losses and foreclosure expenses. As we believe there will be no meaningful improvement in home prices in the foreseeable future, the selective reduction of underperforming loans is consistent with our moderate-to-low risk profile strategy.

AVAILABLE-FOR-SALE AND OTHER SECURITIES PORTFOLIO

(This section should be read in conjunction with the Critical Accounting Policies and Use of Significant Estimates discussion, and Notes 1 and 4 of the Notes to Consolidated Financial Statements.)

Our available-for-sale and other securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.

Our available-for-sale and other securities portfolio is comprised of various financial instruments. At December 31, 2010, our available-for-sale and other securities portfolio totaled $9.9 billion, an increase of $1.3 billion from 2009. The duration of the portfolio increased by 0.6 years as a result of the purchase of additional structured mortgage, municipal and corporate debt securities. Municipal securities comprise 4.5% of the portfolio and consist primarily of general obligation and revenue bonds for essential services from 18 different states. The composition and maturity of the portfolio is presented on the following two tables.

Table 31 — Available-for-sale and Other Securities Portfolio Summary at Fair Value

	At December 31,
	2010	2009	2008
(Dollar amounts in thousands)

U.S. Government backed agencies	$7,048,028	$6,566,653	$2,242,978
Other	2,847,216	2,021,261	2,141,479

Total available-for-sale and other securities	$9,895,244	$8,587,914	$4,384,457

Duration in years(1)	3.0	2.4	5.2

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

Table 32 — Available-for-sale and Other Securities Portfolio Composition and Maturity

	At December 31, 2010
	Amortized
	Cost	Fair Value	Yield(1)
(Dollar amounts in thousands)

U.S. Treasury
Under 1 year	$—	$—	—%
1-5 years	52,425	51,781	1.02
6-10 years	—	—	—
Over 10 years	—	—	—

Total U.S. Treasury	52,425	51,781	1.02

Federal agencies — mortgage backed securities
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	656,176	664,793	2.72
Over 10 years	4,077,655	4,089,611	3.03

Total Federal agencies — mortgage backed securities	4,733,831	4,754,404	2.99

TLGP securities
Under 1 year	156,450	157,931	1.54
1-5 years	25,230	25,536	1.47
6-10 years	—	—	—
Over 10 years	—	—	—

Total TLGP securities	181,680	183,467	1.53

Other agencies
Under 1 year	158,273	159,288	1.45
1-5 years	1,898,867	1,885,230	1.27
6-10 years	13,082	13,359	3.08
Over 10 years	500	499	3.06

Total other Federal agencies	2,070,722	2,058,376	1.30

Total U.S. Government backed agencies	7,038,658	7,048,028	2.44

(Continued)

	At December 31, 2010
	Amortized
	Cost	Fair Value	Yield(1)
(Dollar amounts in thousands)

Municipal securities
Under 1 year	—	—	—
1-5 years	149,151	148,587	2.78
6-10 years	124,552	125,656	4.05
Over 10 years	182,341	181,472	4.89

Total municipal securities	456,044	455,715	3.97

Private label CMO
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	10,429	10,887	6.15
Over 10 years	124,080	111,038	4.86

Total private label CMO	134,509	121,925	4.98

Asset-backed securities
Under 1 year	19,669	19,694	1.78
1-5 years	697,001	700,749	1.59
6-10 years	323,411	323,995	1.51
Over 10 years	301,326	162,684	2.10

Total asset-backed securities	1,341,407	1,207,122	1.64

Other
Under 1 year	800	802	3.94
1-5 years	717,509	698,607	1.95
6-10 years	1,007	1,037	2.43
Over 10 years	—	—	—
Nonmarketable equity securities	308,722	308,722	4.38
Marketable equity securities	53,944	53,286	0.16

Total other	1,081,982	1,062,454	2.57

Total available-for-sale and other securities	$10,052,600	$9,895,244	2.46%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

Declines in the fair value of available-for-sale and other securities are recorded as temporary impairment, noncredit OTTI, or credit OTTI adjustments.

Temporary impairment adjustments are recorded when the fair value of a security declines below its historical cost. Temporary impairment adjustments are recorded in OCI, and reduce equity. Temporary impairment adjustments do not impact net income or risk-based capital. A recovery of available-for-sale security prices also is recorded as an adjustment to OCI for securities that were previously temporarily impaired and results in an increase to equity.

Because the available-for-sale and other securities portfolio is recorded at fair value, the determination that a security’s decline in value is other-than-temporary does not significantly impact equity, as the amount of any of temporary adjustment has already been reflected in OCI. A recovery in the value of an other-than-temporarily impaired security is recorded as additional interest income over the remaining life of the security.

During 2010, we recorded $13.7 million of credit OTTI losses. This amount was comprised of $4.9 million related to pooled-trust-preferred securities, $7.1 million related to CMO securities, and $1.6 million related to Alt-A securities. Given the continued disruption in the housing and financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale and other securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent to hold temporarily impaired securities changes in future periods, we may be required to recognize noncredit OTTI through income, which will negatively impact earnings.

Alt-A, Pooled-Trust-Preferred, and Private-Label CMO Securities

Our three highest risk segments of our investment portfolio are the Alt-A mortgage backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continued to reflect the stressed economic environment. Each of these securities in these three segments is subjected to a rigorous review of their projected cash flows. These reviews are supported with analysis from independent third parties. (See the Investment Securities section located within the Critical Accounting Policies and Use of Significant Estimates section for additional information).

The following table presents the credit ratings for our Alt-A, pooled-trust-preferred, and private label CMO securities as of December 31, 2010:

Table 33 — Credit Ratings of Selected Investment Securities (1)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
(Dollar amounts in millions)

Private label CMO securities	$134.5	$121.9	$25.4	$6.5	$5.0	$15.1	$69.9
Alt-A mortgage-backed securities	68.9	60.4	15.8	27.3	—	—	17.3
Pooled-trust-preferred securities	232.4	102.3	—	—	24.7	—	77.6

Total at December 31, 2010	$435.8	$284.6	$41.2	$33.8	$29.7	$15.1	$164.8

Total at December 31, 2009	$912.3	$700.3	$62.1	$72.9	$35.6	$121.3	$408.4

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, which could result in a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at December 31, 2010. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, MM Comm II and MM Comm III securities which are the most senior class.

Table 34 — Trust-preferred Securities Data

December 31, 2010

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
(Dollar amounts in thousands)

Alesco II(1)	$41,040	$31,540	$9,870	$(21,670)	C	32/43	25%	17%	—%
Alesco IV(1)	20,659	10,571	2,370	(8,201)	C	35/53	34	21	—
ICONS	20,000	20,000	12,846	(7,154)	BB	28/29	3	14	54
I-Pre TSL II	36,916	36,814	24,681	(12,133)	A	29/29	—	15	71
MM Comm II	21,085	20,150	18,675	(1,475)	BB	4/7	5	3	—
MM Comm III(1)	11,150	10,653	5,450	(5,203)	CC	5/11	12	15	—
Pre TSL IX(1)	5,000	4,035	1,428	(2,607)	C	34/49	27	21	—
Pre TSL X(1)	17,506	9,915	3,254	(6,661)	C	35/55	40	30	—
Pre TSL XI(1)	25,119	23,038	7,609	(15,429)	C	47/65	27	21	—
Pre TSL XIII(1)	27,809	23,269	6,265	(17,004)	C	47/65	30	25	—
Reg Diversified(1)	25,500	7,499	472	(7,027)	D	24/45	46	37	—
Soloso(1)	12,500	3,906	393	(3,513)	C	42/69	31	28	—
Tropic III	31,000	31,000	8,983	(22,017)	CC	26/45	36	25	18

Total	$295,284	$232,390	$102,296	$(130,094)

(1)	Security was determined to have other-than-temporary impairment. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our board of directors establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO regularly monitors the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time period. Although bank owned life insurance, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest earning assets, and the net revenue from these assets is recorded in noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because they have attributes similar to interest-earning assets. EVE analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE analysis serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation period.

The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other assets and liabilities. Balance sheet growth assumptions are also considered in the income simulation model. The models include the effects of derivatives, such as interest rate swaps, caps, floors, and other types of interest rate options.

The baseline scenario for income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period-end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative interest rate scenarios include parallel rate shifts on both a gradual and an immediate basis, movements in interest rates that alter the shape of the yield curve (e.g., flatter or steeper yield curve), and no changes in current interest rates remaining unchanged for the entire measurement period. Scenarios are also developed to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the prime rate.

The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of December 31, 2010, and December 31, 2009. All of the positions were within the board of directors’ policy limits.

Table 35 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	−200	−100	+100	+200

Board policy limits	−4.0%	−2.0%	−2.0%	−4.0%

December 31, 2010	−3.2	−1.8	0.3	0.0
December 31, 2009	−0.3	0.2	−0.1	−0.4

The net interest income at risk reported as of December 31, 2010 for the +200 basis points scenario shows a change to a neutral near-term interest rate risk position compared with December 31, 2009. The primary factors contributing to this change are the decline in market interest rates over the course of 2010 along with growth in deposits and net free funds, offset by increases in fixed-rate loans and securities and updated model assumptions.

The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest sensitive income is 34.6% sensitive to changes in market interest rates, while total interest sensitive expense is 43.8% sensitive to changes in market interest rates. However, net interest income at risk for the +200 basis points scenario has a neutral near-term interest rate risk position because of the larger base of total interest sensitive income relative to total interest sensitive expense.

Table 36 — Interest Income/Expense Sensitivity

	Percent of
	Total Earning	Percent Change in Interest Income/Expense for a Given Change in Interest Rates
	Assets(1)	Over / (Under) Base Case Parallel Ramp

Basis point change scenario		−200	−100	+100	+200

Total loans	78%	−19.2%	−25.8%	35.8%	37.1%
Total investments and other earning assets	22	−24.6	−33.0	41.3	28.9
Total interest sensitive income		−19.7	−26.7	36.1	34.6

Total interest-bearing deposits	72	−11.3	−16.5	39.8	39.8
Total borrowings	12	−20.5	−38.0	65.9	67.8
Total interest-sensitive expense		−12.6	−19.6	43.5	43.8

(1)	At December 31, 2010

The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the December 31, 2010, results compared with December 31, 2009. All of the positions were within the board of directors’ policy limits.

Table 37 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	−200	−100	+100	+200

Board policy limits	−12.0%	−5.0%	−5.0%	−12.0%

December 31, 2010	−0.5	1.3	−4.0	−8.9
December 31, 2009	0.8	2.7	−3.7	−9.1

The EVE at risk reported as of December 31, 2010 for the +200 basis points scenario shows a change to a slightly lower long-term liability sensitive position compared with December 31, 2009. The primary factors contributing to the change are the decline in market interest rates over the course of 2010 along with growth in deposits and net free funds, offset by increases in fixed-rate loans, securities, and interest rate swaps used for asset-liability management purposes.

The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value 3.4% to changes in market interest rates, while total net tangible liabilities increased in value 2.5% to changes in market interest rates. EVE at risk for the +200 basis points scenario is liability sensitive because of the decrease in economic value of total net tangible assets, which reduces the EVE, and the increase in economic value of total net tangible liabilities, which also reduces the EVE.

Table 38 — Economic Value Sensitivity

	Percent of
	Total Net
	Tangible	Percent Change in Economic Value for a Given Change in Interest Rates
	Assets(1)	Over / (Under) Base Case Parallel Shocks

Basis point change scenario		−200	−100	+100	+200

Total loans	71%	1.4%	1.0%	−1.4%	−2.9%
Total investments and other earning assets	20	3.7	2.4	−2.9	−5.8
Total net tangible assets(2)		1.8	1.2	−1.7	−3.4

Total deposits	78	−2.2	−1.3	1.3	2.6
Total borrowings	11	−2.0	−1.1	1.0	1.9
Total net tangible liabilities(3)		−2.2	−1.2	1.3	2.5

(1)	At December 31, 2010.

(2)	Tangible assets excluding ALLL.

(3)	Tangible liabilities excluding AULC.

MSR

(This section should be read in conjunction with Note 5 of the Notes to the Consolidated Financial Statements.)

At December 31, 2010, we had a total of $196.2 million of capitalized MSRs representing the right to service $15.9 billion in mortgage loans. Of this $196.2 million, $125.7 million was recorded using the fair value method, and $70.5 million was recorded using the amortization method. If we actively engage in hedging, the MSR asset is carried at fair value.

MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes or impairment. In addition, we engage a third party to provide valuation tools and assistance with our strategies with the objective to decrease the volatility from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or a decrease in mortgage banking income.

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets and presented in Table 12.

Price Risk

Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from trading securities, securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, investments in mortgage-backed securities, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio, the amount of foreign exchange exposure that can be maintained, and the amount of marketable equity securities that can be held by the insurance subsidiaries.

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. We manage liquidity risk at both the Bank and the parent company.

The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, and can maintain sufficient levels of on-hand liquidity, under both normal business as usual and unanticipated stressed circumstances. The ALCO was appointed by our Board Risk Oversight Committee to oversee liquidity risk management and establish policies and limits based upon analyses of the ratio of loans to deposits, liquid asset coverage ratios, the percentage of assets funded with noncore or wholesale funding, net cash capital, liquid assets, and emergency borrowing capacity. In addition, operating guidelines are established to ensure that bank loans included in the business segments are funded with core deposits. These operating guidelines also ensure diversification of noncore funding by type, source, and maturity and provide sufficient liquidity to cover 100% of wholesale funds maturing within a six-month period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any credit rating changes and / or other trigger events related to financial ratios, deposit fluctuations, debt issuance capacity, stock performance, or negative news related to us or the banking industry. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans. A Contingency Funding Working Group monitors daily cash flow trends, branch activity, unfunded commitments, significant transactions, and parent company subsidiary sources and uses of funds in order to identify areas of concern and establish specific funding strategies. This group works closely with the ALCO and our communication team in order to identify issues that may require a more proactive communication plan to shareholders, employees, and customers regarding specific events or issues that could have an impact on our liquidity position.

In the normal course of business, in order to better manage liquidity risk, we perform stress tests to determine the effect that a potential downgrade in our credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings have a direct impact on our cost of funds and ability to raise funds under normal, as well as adverse, circumstances. The results of these stress tests indicate that at December 31, 2010, sufficient sources of funds were available to meet our financial obligations and fund our operations for 2011. The stress test scenarios include testing to determine the impact of an interruption to our access to the national markets for funding, a significant run-off in core deposits and liquidity triggers inherent in other financial agreements. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity over different time periods to project how funding needs would be managed. The specific alternatives for enhancing liquidity include generating client deposits, securitizing or selling loans, selling or maturing of securities, and extending the level or maturity of wholesale borrowings.

Most credit markets in which we participate and rely upon as sources of funding were significantly disrupted in mid-2007 through 2009 with an improving trend during 2010. Throughout 2008 and 2009, we strengthened our liquidity position by significantly reducing noncore funds and wholesale borrowings, increasing liquid assets, and shifting from a net purchaser of overnight federal funds to holding an excess reserve position at the Federal Reserve Bank. The percentage of assets funded with noncore or wholesale funding declined to 16% by the end of 2010 from 25% at 2008 year-end. During 2010, the economy continued to stabilize and financial credit spreads tightened, resulting in a more liquid secondary market for our debt. In addition, all three major rating agencies upgraded both the Bank’s and the parent company’s credit ratings and /or outlook resulting in a significantly lower rate on the $300.0 million of subordinated debt issued in December of 2010.

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2010, these core deposits funded 73% of total assets. At December 31, 2010, total core deposits represented 93% of total deposits, an increase from 92% at the prior year-end.

Core deposits are comprised of interest-bearing and noninterest-bearing demand deposits, money market deposits, savings and other domestic deposits, consumer certificates of deposit both over and under $250,000, and nonconsumer certificates of deposit less than $250,000. Noncore deposits consist of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic deposits of $250,000 or more comprised primarily of public fund certificates of deposit more than $250,000.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. We voluntarily began participating in the FDIC’s TAGP in October of 2008. Under this program, all noninterest-bearing and interest-bearing transaction accounts with a rate of less than 0.50% were fully guaranteed by the FDIC for a customer’s entire account balance.

In April of 2010, the FDIC adopted an interim rule extending the TAGP through December 31, 2010, for financial institutions that desired to continue participating in the TAGP. On April 30, 2010, we notified the FDIC of our decision to opt-out of the TAGP extension effective July 1, 2010.

Demand deposit overdrafts that have been reclassified as loan balances were $13.1 million and $40.4 million at December 31, 2010 and 2009, respectively.

Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.2 billion at the end of 2010 and $2.7 billion at the end of 2009. The contractual maturities of these deposits at December 31, 2010, were as follows: $0.8 billion in three months or less, $0.3 billion in three months through six months, $0.5 billion in six months through twelve months, and $0.6 billion after twelve months.

The following table reflects deposit composition detail for each of the past five years.

Table 39 — Deposit Composition

	At December 31,
	2010		2009		2008		2007		2006
(Dollar amounts in millions)

By Type
Demand deposits — noninterest-bearing	$7,217	17%	$6,907	17%	$5,477	14%	$5,138	14%	$3,616	14%
Demand deposits — interest-bearing	5,469	13	5,890	15	4,083	11	4,049	11	2,389	10
Money market deposits	13,410	32	9,485	23	5,182	14	6,643	18	5,362	21
Savings and other domestic deposits	4,643	11	4,652	11	4,930	13	5,282	14	3,101	12
Core certificates of deposit	8,525	20	10,453	26	12,856	34	10,851	29	5,430	22

Total core deposits	39,264	93	37,387	92	32,528	86	31,963	86	19,898	79
Other domestic deposits of $250,000 or more	675	2	652	2	1,328	3	1,676	4	1,012	4
Brokered deposits and negotiable CDs	1,532	4	2,098	5	3,354	9	3,377	9	3,346	13
Deposits in foreign offices	383	1	357	1	733	2	727	1	792	4

Total deposits	$41,854	100%	$40,494	100%	$37,943	100%	$37,743	100%	$25,048	100%

Total core deposits:
Commercial	$12,476	32%	$11,368	30%	$7,971	25%	$9,018	28%	$6,063	30%
Personal	26,788	68	26,019	70	24,557	75	22,945	72	13,835	70

Total core deposits	$39,264	100%	$37,387	100%	$32,528	100%	$31,963	100%	$19,898	100%

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through wholesale funding. These sources include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At December 31, 2010, total wholesale funding was $8.4 billion, an increase from $7.8 billion at December 31, 2009. The $8.4 billion portfolio at December 31, 2010, had a weighted average maturity of 4.2 years.

The Bank has access to the Federal Reserve Bank’s discount window. These borrowings are secured by commercial loans and home equity lines-of-credit. The Bank is also a member of the FHLB, and as such, has access to advances from this facility. These advances are generally secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. Information regarding amounts pledged, for the ability to borrow if necessary, and unused borrowing capacity at both the Federal Reserve Bank and the FHLB is outlined in the following table:

Table 40 — Federal Reserve Bank and FHLB-Cincinnati Borrowing Capacity

	December 31,
	2010	2009
(Dollar amounts in billions)

Loans and Securities Pledged:
Federal Reserve Bank	$9.7	$8.5
FHLB	7.8	8.0

Total loans and securities pledged	$17.5	$16.5
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$8.8	$7.9

We can also obtain funding through other methods including: (1) purchasing federal funds, (2) selling securities under repurchase agreements, (3) selling or maturity of investment securities, (4) selling or securitization of loans, (5) selling of national market certificates of deposit, (6) the relatively shorter-term structure of our commercial loans (see tables below) and automobile loans, and (7) issuing of common and preferred stock.

At December 31, 2010, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 41 — Maturity Schedule of Commercial Loans

	December 31, 2010
	One Year	One to	After		Percent of
	or Less	Five Years	Five Years	Total	total
(Dollar amounts in millions)

Commercial and industrial	$4,736	$6,589	$1,738	$13,063	67%
Commercial real estate — construction	418	226	6	650	3
Commercial real estate — commercial	2,510	2,763	728	6,001	30

Total	$7,664	$9,578	$2,472	$19,714	100%

Variable-interest rates	$7,223	$7,818	$2,043	$17,084	87%
Fixed-interest rates	441	1,760	429	2,630	13

Total	$7,664	$9,578	$2,472	$19,714	100%

Percent of total	39%	49%	12%	100%

At December 31, 2010, the fair value of our portfolio of investment securities was $9.9 billion, of which $4.7 billion was pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements. The composition and maturity of these securities were presented in Table 32.

Parent Company Liquidity

The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt securities.

During the 2010 fourth quarter, we completed a public offering and sale of 146.0 million shares of common stock at a price of $6.30 per share, or $920.0 million in aggregate gross proceeds. Also during the 2010 fourth quarter, we completed the public offering and sale of $300.0 million aggregate principal amount of 7.00% Subordinated Notes due 2020. We used the net proceeds from these transactions to repurchase our TARP Capital (see Capital section). On January 19, 2011, we repurchased the warrant the Company had issued to the Treasury at an agreed upon purchase price of $49.1 million. The warrant had entitled the Treasury to purchase 23.6 million shares of common stock.

During 2010, the parent company contributed $0.4 billion of capital to the Bank, which increased the Bank’s regulatory capital levels above its already Well-capitalized levels.

At December 31, 2010, the parent company had $0.6 billion in cash and cash equivalents, compared with $1.4 billion at December 31, 2009. The decrease primarily reflected the net impact of the equity and debt public offerings, the repurchase of our TARP Capital, additional capital contributions made by the parent company to the Bank, and dividend payments on our common and preferred stock. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments during 2011 without relying on subsidiaries or capital markets for funding.

Based on the current dividend of $0.01 per common share, cash demands required for common stock dividends are estimated to be approximately $8.6 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at December 31, 2010, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already Well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable.

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold.

Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2010, we had $0.6 billion of standby letters of credit outstanding, of which 73% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by the Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At December 31, 2010, and December 31, 2009, we had commitments to sell residential real estate loans of $998.7 million and $662.9 million, respectively. These contracts mature in less than one year.

Effective January 1, 2010, we consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. We elected to account for the automobile loan receivables and the associated notes payable at fair value per accounting guidance supplied in ASC 810 — Consolidation. (See Note 2 and Note 5 of the Notes to the Consolidated Financial Statements.)

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 42 — Contractual Obligations(1)

	December 31, 2010
	One Year	1 to 3	3 to 5	More than
	or Less	Years	Years	5 Years	Total
(Dollar amounts in millions)

Deposits without a stated maturity	$29,526	$—	$—	$—	$29,526
Certificates of deposit and other time deposits	6,773	4,729	562	264	12,328
FHLB advances	155	10	—	8	173
Short-term borrowings	2,041	—	—	—	2,041
Other long-term debt	5	1,000	108	1,031	2,144
Subordinated notes	—	114	137	1,246	1,497
Operating lease obligations	43	80	71	306	500
Purchase commitments	87	67	20	14	188

(1)	Amounts do not include associated interest payments.

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

To mitigate operational risks, we have established a senior management Operational Risk Committee and a senior management Legal, Regulatory, and Compliance Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. Both of these committees report any significant findings and recommendations to the Risk Management Committee. Additionally, potential concerns may be escalated to our Board Risk Oversight Committee, as appropriate.

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Representation and Warranty Reserve

We primarily conduct our loan sale and securitization activity with Fannie Mae and Freddie Mac. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves were estimated based on historical and expected repurchase activity, average loss rates, and current economic trends, including an increase in the amount of repurchase losses in recent quarters.

The table below reflects activity in the representations and warranties reserve for each of the last three years:

Table 43 — Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Reserve for representations and warranties, beginning of year	$5,916	$5,270	$2,934
Acquired reserve for representations and warranties	7,000	—	—
Reserve charges	(9,012)	(2,516)	(3,586)
Provision for representations and warranties	16,267	3,162	5,922

Reserve for representations and warranties, end of year	$20,171	$5,916	$5,270

Foreclosure Documentation

In light of recent announcements regarding alleged irregularities in the mortgage loan foreclosure processes of certain high volume loan servicers, state law enforcement authorities, the United States Department of Justice, and other federal agencies have stated they are investigating mortgage servicers foreclosure practices, and private litigation over such practices has begun to appear in the courts. Those investigations, as well as any other governmental or regulatory scrutiny of foreclosure processes and private litigation, could result in fines, penalties, damages, or other equitable remedies and result in significant legal costs in responding to possible governmental investigations and litigation.

Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 3,100 foreclosure cases as of December 31, 2010, in states that require foreclosures to proceed through the courts. In response to industry-wide issues involving mortgage loan foreclosure irregularities, we conducted a review in October 2010 of our residential foreclosure process, focusing on the accuracy of completed foreclosure affidavits in pending foreclosure proceedings and the steps taken by us to ensure this documentation was properly reviewed and validated prior to filing the affidavit in the foreclosure proceeding. As a result of our review, we have determined that we do not have any significant issues relating to so-called “robo-signing”, and that foreclosure affidavits were completed and signed by employees with personal knowledge of the contents of the affidavits. There is no reason to conclude that foreclosures were filed that should not have been filed. Additionally, we have identified and are strengthening processes and controls to ensure that affidavits are prepared in compliance with applicable state law. We consult with local foreclosure counsel, as necessary, with respect to additional requirements imposed by the courts in which foreclosure proceedings are pending.

Compliance Risk

Financial institutions are subject to a myriad of laws, rules and regulations emanating at both the Federal and State levels. These mandates cover a broad scope, including but not limited to, expectations on anti-money laundering, lending limits, client privacy, fair lending, community reinvestment and other important areas. Recently, the volume and complexity of regulatory changes adds to the overall compliance risk. At Huntington, we take these mandates seriously and have invested in people, processes and systems to help ensure we meet expectations. At the corporate level we have a team of compliance experts and lawyers dedicated to ensuring our conformance. We provide, and require, training for our colleagues on a number of broad-based laws and regulations. For example, all of our employees are expected to take, and pass, courses on anti-money laundering and customer privacy. Those who are engaged in lending activities must also take training related to flood disaster protection, equal credit opportunity, fair lending and / or a variety of other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance in this regard.

Capital

(This section should be read in conjunction with Significant Items 1 and 5, and Notes 12 and 14 of the Notes to the Consolidated Financial Statements.)

Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities.

Shareholders’ equity totaled $5.0 billion at December 31, 2010. This represented a $0.4 billion decrease compared with December 31, 2009, primarily reflecting the repurchase of all 1.4 million shares of TARP Capital held by the Treasury as part of our participation in the TARP CPP, offset by the $920.0 million common stock issuance and 2010 earnings.

We believe our current level of capital is adequate.

TARP Capital

During 2008, we received $1.4 billion of equity capital by issuing to the Treasury: (1) 1.4 million shares of TARP Capital and, (2) a ten-year warrant to purchase up to 23.6 million shares of our common stock, par value $0.01 per share, at an exercise price of $8.90 per share. Upon receipt of the TARP Capital in 2008, the proceeds were allocated to the preferred stock and additional paid-in-capital. During the period of time that we held the TARP Capital, the resulting discount was amortized which resulted in additional dilution to our earnings per share. The TARP Capital was not a component of Tier 1 common equity.

In the 2010 fourth quarter, we issued $920.0 million of common stock and $300.0 million of 7.00% subordinated notes due in 2020. The net proceeds of these issuances, along with other funds, were used to repurchase all $1.4 billion of the TARP Capital. The accretion of the remaining issuance discount on the TARP Capital was accelerated, and a corresponding reduction to retained earnings of $56.3 million was recorded. Subsequently, on January 19, 2011, we exited our TARP-related relationship by repurchasing the ten-year warrant we had issued to the Treasury as part of the TARP CPP for $49.1 million.

Capital Adequacy

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 44 — Capital Adequacy

	December 31,
	2010	2009	2008	2007	2006
(Dollar amounts in millions)

Consolidated capital calculations:
Common shareholders’ equity	$4,618	$3,648	$5,351	$5,951	$3,016
Preferred shareholders’ equity	363	1,688	1,878	—	—

Total shareholders’ equity	4,981	5,336	7,229	5,951	3,016
Goodwill	(444)	(444)	(3,055)	(3,059)	(571)
Intangible assets	(229)	(289)	(357)	(428)	(59)
Intangible asset deferred tax liability(1)	80	101	125	150	21

Total tangible equity(2)	4,388	4,704	3,942	2,614	2,407
Preferred shareholders’ equity	(363)	(1,688)	(1,878)	—	—

Total tangible common equity(2)	$4,025	$3,016	$2,064	$2,614	$2,407

Total assets	$53,820	$51,555	$54,353	$54,697	$35,329
Goodwill	(444)	(444)	(3,055)	(3,059)	(571)
Other intangible assets	(229)	(289)	(357)	(428)	(59)
Intangible asset deferred tax liability(1)	80	101	125	150	21

Total tangible assets(2)	$53,227	$50,923	$51,066	$51,360	$34,720

Tier 1 equity	$5,022	$5,201	$5,036	$3,460	$2,784
Preferred shareholders’ equity	(363)	(1,688)	(1,878)	—	—
Trust-preferred securities	(570)	(570)	(736)	(785)	(320)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity(2)	$4,039	$2,893	$2,372	$2,625	$2,414

Risk-weighted assets (RWA)	$43,471	$43,248	$46,994	$46,044	$31,155

Tier 1 common equity / RWA ratio(2)	9.29%	6.69%	5.05%	5.70%	7.75%
Tangible equity / tangible asset ratio(2)	8.24	9.24	7.72	5.09	6.93
Tangible common equity / tangible asset ratio(2)	7.56	5.92	4.04	5.09	6.93
Tangible common equity / RWA ratio(2)	9.26	6.97	4.39	5.68	7.73

(1)	Intangible assets are net of deferred tax liability and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our consolidated TCE ratio was 7.56% at December 31, 2010, an increase from 5.92% at December 31, 2009. The significant increase from December 31, 2009, primarily reflected the increased capital resulting from our $920.0 million common stock issuance during the 2010 fourth quarter, and to a lesser extent, 2010 earnings.

Regulatory Capital

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. We intend to maintain both our and the Bank’s risk-based capital ratios at levels at which both would be considered Well-capitalized by regulators. The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board.

Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation of our consolidated Tier 1, Tier 2, and total risk-based capital amounts during 2010.

Table 45 — Regulatory Capital Activity

	Common	Preferred		Disallowed	Disallowed
	Shareholders’	Shareholders’	Qualifying	Goodwill &	Other	Tier 1
	Equity(1)	Equity	Core Capital(2)	Intangible Assets	Adjustments (net)	Capital
(Dollar amounts in millions)

Balance at December 31, 2009	$3,804.9	$1,687.5	$620.5	$(632.2)	$(279.5)	$5,201.2
Cumulative effect of accounting changes	(1.8)	—	—	—	—	(1.8)
Earnings	312.3	—	—	—	—	312.3
Changes to disallowed adjustments	—	—	—	25.0	11.7	36.7
Cash dividends declared	(129.1)	—	—	—	—	(129.1)
Issuance of common stock	886.2	—	—	—	—	886.2
Repurchase of TARP Capital	—	(1,398.1)	—	—	—	(1,398.1)
Preferred stock discount accretion and repurchase	(73.1)	73.1	—	—	—	—
Disallowance of deferred tax assets	—	—	—	—	98.9	98.9
Change in minority interest	—	—	(0.2)	—	—	(0.2)
Other	15.7	—	—	—	—	15.7

Balance at December 31, 2010	$4,815.1	$362.5	$620.3	$(607.2)	$(168.9)	$5,021.8

		Qualifying
	Qualifying	Subordinated		Tier 1 Capital	Total Risk-Based
	ACL	Debt	Tier 2 capital	(from above)	Capital

Balance at December 31, 2009	$556.3	$473.2	$1,029.5	$5,201.2	$6,230.7
Change in qualifying subordinated debt	—	237.3	237.3	—	237.3
Change in qualifying ACL	(4.0)	—	(4.0)	—	(4.0)
Changes to Tier 1 capital (see above)	—	—	—	(179.4)	(179.4)

Balance at December 31, 2010	$552.3	$710.5	$1,262.8	$5,021.8	$6,284.6

(1)	Excludes OCI and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for the past five years:

Table 46 — Regulatory Capital Ratios

		At December 31,
		2010	2009	2008	2007	2006
(Dollar amounts in millions)

Total risk-weighted assets	Consolidated	$43,471	$43,248	$46,994	$46,044	$31,155
	Bank	43,281	43,149	46,477	45,731	30,779
Tier 1 leverage ratio	Consolidated	9.41%	10.09%	9.82%	6.77%	8.00%
	Bank	6.97	5.59	5.99	5.99	5.81
Tier 1 risk-based capital ratio	Consolidated	11.55	12.03	10.72	7.51	8.93
	Bank	8.51	6.66	6.44	6.64	6.47
Total risk-based capital ratio	Consolidated	14.46	14.41	13.91	10.85	12.79
	Bank	12.82	11.08	10.71	10.17	10.44

Our consolidated Tier 1 risk-based capital ratios at December 31, 2010, declined from 2009, primarily reflecting a reduction in Tier 1 capital. The primary drivers of the decline in Tier 1 Capital were the $1.4 billion repurchase of TARP Capital, offset by the $0.9 billion common stock issuance and $0.3 billion of earnings in 2010. Our total risk-based capital ratio was little changed as the decline in Tier 1 capital was offset by an increase in Tier 2 capital. The change in Tier 2 capital primarily reflected our $0.3 billion subordinated debt issuance.

The Bank’s Tier 1 risk-based capital ratios improved, reflecting an increase in Tier 1 capital, primarily due to an increase in retained earnings (see Parent Company Liquidity discussion). The repurchase of the TARP Capital did not affect the Bank’s capital ratios.

At December 31, 2010, our Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized were $2.4 billion and $1.9 billion, respectively. The Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered Well-capitalized of $1.1 billion and $1.2 billion, respectively, at December 31, 2010.

Other Capital Matters

In 2010, shareholders passed a proposal to amend our charter resulting in an increase of authorized common stock to 1.5 billion shares from 1.0 billion shares. No shares were repurchased during 2010.

BUSINESS SEGMENT DISCUSSION

Overview

For detail on each segment’s objectives, strategies, and priorities, please read this section in conjunction with the Item 1: Business section. This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 25 of the Notes to Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.

During the 2010 fourth quarter, we reorganized our business segments to better align certain business unit reporting with segment executives in order to accelerate cross-sell results and provide greater focus on the execution of strategic plans. We have four major business segments: Retail and Business Banking; Commercial Banking; Automobile Finance and Commercial Real Estate; and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function includes our insurance business, and other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

Business segment results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions.

Funds Transfer Pricing

We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to eliminate all interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities), and includes an estimate for the cost of liquidity (liquidity premium). Deposits of an indeterminate maturity receive an FTP credit based on a combination of vintage-based average lives and replicating portfolio pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The denominator in the net interest margin calculation has been modified to add the amount of net funds provided by each business segment for all periods presented.

Revenue Sharing

Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to, customers. The most significant revenues for which fee sharing is allocated relate to customer derivatives and brokerage services, which are recorded by WGH and shared primarily with Retail and Business Banking and Commercial Banking. Results of operations for the business segments reflect these fee sharing allocations.

Expense Allocation

The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except those related to our insurance business, servicing Franklin-related assets, reported Significant Items (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the four business segments.

Treasury / Other

The Treasury / Other function includes revenue and expense related to our insurance business, and assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities, bank owned life insurance, and the loans and OREO properties acquired through the 2009 first quarter Franklin restructuring. The financial impact associated with our FTP methodology, as described above, is also included.

Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes insurance income, miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and any investment security and trading asset gains or losses. Noninterest expense includes any insurance-related expenses, as well as certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Net Income by Business Segment

The segregation of net income by business segment for the past three years is presented in the following table:

Table 47 — Net Income (Loss) by Business Segment

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Retail and Business Banking	$131,036	$(26,479)	$257,844
Commercial Banking	38,462	(158,736)	80,313
AFCRE	46,492	(588,154)	(14,158)
WGH	34,801	1,743	42,994
Treasury / Other	61,556	251,265	(480,799)
Unallocated goodwill impairment(1)	—	(2,573,818)	—

Total net income (loss)	$312,347	$(3,094,179)	$(113,806)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. See the Goodwill section located in Critical Accounting Policies and Use of Significant Estimates section for additional information.

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the year ended December 31, 2010, is presented in the following table:

Table 48 — Average Loans/Leases and Deposits by Business Segment

	Retail and
	Business	Commercial			Treasury/
	Banking	Banking	AFCRE	WGH	Other	TOTAL
(Dollar amounts in millions)

Average Loans/Leases
Commercial and industrial	$2,906	$7,103	$1,728	$694	$—	$12,431
Commercial real estate	527	286	6,247	165	—	7,225

Total commercial	3,433	7,389	7,975	859	—	19,656
Automobile loans and leases	—	—	4,890	—	—	4,890
Home equity	6,747	16	—	776	51	7,590
Residential mortgage	1,160	3	—	3,151	162	4,476
Other consumer	328	6	159	43	125	661

Total consumer	8,235	25	5,049	3,970	338	17,617

Total loans	$11,668	$7,414	$13,024	$4,829	$338	$37,273

Average Deposits
Demand deposits — noninterest-bearing	$3,303	$1,834	$362	$1,238	$122	$6,859
Demand deposits — interest-bearing	4,196	123	43	1,214	3	5,579
Money market deposits	7,566	892	242	3,043	—	11,743
Savings and other domestic deposits	4,483	19	3	137	—	4,642
Core certificates of deposit	8,982	28	2	175	1	9,188

Total core deposits	28,530	2,896	652	5,807	126	38,011
Other deposits	244	278	40	1,183	982	2,727

Total deposits	$28,774	$3,174	$692	$6,990	$1,108	$40,738

Retail and Business Banking

Table 49 — Key Performance Indicators for Retail and Business Banking

			Change from 2009
	2010	2009	Amount	Percent	2008
(Dollar amounts in thousands unless otherwise noted)

Net interest income	$867,069	$810,658	$56,411	7%	$859,477
Provision for credit losses	157,994	470,152	(312,158)	(66)	196,224
Noninterest income	394,705	415,471	(20,766)	(5)	409,151
Noninterest expense	902,186	796,714	105,472	13	675,720
Provision (benefit) for income taxes	70,558	(14,258)	84,816	N.R.	138,840

Net income (loss)	$131,036	$(26,479)	$157,515	N.R. %	$257,844

Number of employees (full-time equivalent)	5,501	4,911	590	12%	5,348
Total average assets (in millions)	$13,161	$13,413	$(252)	(2)	$14,084
Total average loans/leases (in millions)	11,668	12,269	(601)	(5)	12,850
Total average deposits (in millions)	28,774	27,604	1,170	4	25,994
Net interest margin	3.00%	2.93%	0.07%	2	3.32%
NCOs	$287,320	$325,210	$(37,890)	(12)	$134,094
NCOs as a % of average loans and leases	2.46%	2.65%	(0.19)%	(7)	1.04%
Return on average common equity	9.1	(2.4)	11.5	N.R.	28.8
Retail banking # demand deposit account (DDA) households (eop)	982,610	921,695	60,915	7	896,412
Retail banking New-to-Bank DDA relationships 90-day cross-sell (eop)	3.68	3.27	0.41	13	2.12
Business banking # business DDA relationships (eop)	118,843	113,009	5,834	5	107,241
Business banking New-to-Bank DDA relationships 90-day cross-sell (eop)	2.67	1.94	0.73	38	2.03

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

eop — End of Period.

2010 versus 2009

Retail and Business Banking reported net income of $131.0 million in 2010, compared with a net loss of $26.5 million in 2009. As discussed further below, the $157.5 million increase included a $312.2 million, or 66%, decline in the provision for credit losses, partially offset by a $105.5 million, or 13%, increase in noninterest expense.

Net interest income increased $56.4 million, or 7%, primarily reflecting a $1.2 billion increase in average total deposits, a 19 basis point improvement in our deposit spread, and a 7% increase in the number of DDA households. These increases were the result of increased marketing initiatives in 2010 and sales efforts throughout 2009 and 2010, particularly in our checking and money market deposit products.

The $0.6 billion, or 5%, decline in total average loans and leases primarily reflected small business and consumer loan sales.

Provision for credit losses declined $312.2 million, or 66%, reflecting lower NCOs, a $0.6 billion decrease in related average loans and leases, and an improvement in delinquencies. NCOs declined $37.9 million, or 12%, and reflected a $102.5 million decline in total small business NCOs partially offset by a $64.6 million, or 40%, increase in total consumer NCOs. The decrease in NCOs reflected a lower level of large dollar NCOs, an improvement in delinquencies, and an improved credit environment.

Noninterest income decreased $20.8 million, or 5%, reflecting a $35.7 million decline in deposit service charges resulting from the amendment to Reg E, the voluntary reduction or elimination of NSF / OD fees, a decline in the number of customers overdrafting their accounts, and our new 24-Hour Gracetm feature, reflecting our Fair Play banking philosophy. The decrease was partially offset by: (1) $9.9 million increase in electronic banking income, primarily reflecting an increased number of deposit accounts and transaction volumes, (2) $3.2 million increase in mortgage banking income, and (3) $2.0 million increase in brokerage and insurance income.

Noninterest expense increased $105.5 million, or 13%. This increase reflected: (1) $37.2 million of higher allocated expenses, (2) $31.4 million increase in marketing expense related to brand and product advertising, direct mail, and branch refurbishments, (3) $29.9 million increase in personnel expense, reflecting a 12% increase in full-time equivalent employees associated with strategic initiatives, the re-instatement of certain employee benefits such as a 401(k) plan matching contribution, merit increases, and bonus compensation, and (4) $18.8 million increase in deposit and other insurance expense reflecting increased premiums due to higher assessment rates and higher deposit balances. These increases were partially offset by a $9.8 million improvement in OREO losses.

2009 versus 2008

Retail and Business Banking reported a net loss of $26.5 million in 2009, compared with net income of $257.8 million in 2008. The $284.3 million decline reflected a $273.9 million increase to the provision for credit losses. This increase reflected a $191.1 million increase in NCOs due to the impact of the overall weakened economy across all of our regions. Also contributing to the decline in net income was: (1) $48.8 million reduction in net interest income, primarily reflecting a 39 basis point decline in net interest margin, and (2) $121.0 million increase in noninterest expense primarily resulting from an increase in deposit and other insurance expense, as well as OREO and foreclosure expense.

Commercial Banking

Table 50 — Key Performance Indicators for Commercial Banking

			Change from 2009
	2010	2009	Amount	Percent	2008
(Dollar amounts in thousands unless otherwise noted)

Net interest income	$211,511	$190,955	$20,556	11%	$279,014
Provision for credit losses	104,705	393,984	(289,279)	(73)	102,587
Noninterest income	111,237	95,705	15,532	16	102,929
Noninterest expense	158,871	136,885	21,986	16	155,798
Provision (benefit) for income taxes	20,710	(85,473)	106,183	N.R.	43,245

Net income (loss)	$38,462	$(158,736)	$197,198	N.R. %	$80,313

Number of employees (full-time equivalent)	538	467	71	15%	466
Total average assets (in millions)	$8,213	$8,730	$(517)	(6)	$8,648
Total average loans/leases (in millions)	7,414	8,113	(699)	(9)	7,932
Total average deposits (in millions)	3,174	3,030	144	5	3,452
Net interest margin	2.85%	2.42%	0.43%	18	3.47%
NCOs	$66,267	$262,887	$(196,620)	(75)	$75,650
NCOs as a % of average loans and leases	0.89%	3.24%	(2.35)%	(73)	0.95%
Return on average common equity	5.8	(20.7)	26.5	N.R.	10.4

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2010 versus 2009

Commercial Banking reported net income of $38.5 million in 2010, compared with a net loss of $158.7 million in 2009. This $197.2 million improvement reflected a $289.3 million decline in provision for credit losses. The increased earnings also reflected significant improvement in our net interest income and noninterest income due to the successful execution of our strategic initiatives. This investment is reflected in higher noninterest expense and an increased number of employees within the segment.

Net interest income increased $20.6 million, or 11%, primarily reflecting a 43 basis point increase in the net interest margin, partially offset by a $0.7 billion, or 9%, decline in average total loans. This increase in the net interest margin was almost entirely reflective of the 35 basis point improvement in our commercial loan spread as a result of strategic pricing decisions.

Average total loans declined $0.7 billion, or 9%, primarily reflecting paydowns, lower line-of-credit utilization. We have experienced higher runoff in our commercial loan portfolio as many customers have actively reduced their leverage position. Although this has resulted in a decline in our average total loans for the year, originations increased in the 2010 fourth quarter. The increased originations have been the result of our investments in new markets and in new vertical strategies (i.e. New England market and equipment finance verticals).

Total average deposits increased $0.1 billion, or 5%, reflecting a $0.6 billion increase in core deposits, offset by a $0.5 billion decline in noncore deposits. The increase in core deposits primarily reflected (1) $0.2 billion increase in commercial demand deposits, and (2) $0.3 billion increase in commercial savings and money market deposits. These increases were primarily a result of strategic efforts to improve our sales and servicing functions, as well as initiatives designed to deepen customer relationships. The decrease in noncore deposits primarily reflected a $0.3 billion reduction in brokered and negotiable deposits due to continued planned portfolio runoff.

Provision for credit losses declined $289.3 million, or 73%, reflecting the lower level of related loan balances, as well as a $196.6 million decline in NCOs. Expressed as a percentage of related average balances, NCOs decreased to 0.89% from 3.24%. The decline in NCOs was primarily driven by $158.3 million lower C&I NCOs and $38.6 million lower CRE NCOs. The overall decline in NCOs was the result of aggressive treatment of the portfolio over the past 18 months, an improved credit environment, and an increase in recoveries.

Noninterest income increased $15.5 million, or 16%, and primarily reflected: (1) $5.8 million in trading and derivative revenue, (2) $4.8 million in foreign exchange income resulting from strategic investments over the past year in foreign exchange products and services, (3) $4.7 million increase in loan commitment fee income primarily due to our higher originations and execution of key strategic initiatives, and (4) $2.9 million increase of loan-related fees relating to the improved collection of such fees from customers. These increases were partially offset by a $4.0 million decline in equipment operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

Noninterest expense increased $22.0 million, or 16%, and reflected: (1) $20.7 million increase in personnel expense reflecting a 15% increase in full-time equivalent employees, due to investments in strategically focused growth markets, vertical strategies, and product capabilities, (2) $1.4 million of higher allocated expenses, and (3) $1.9 million increase in deposit and other insurance expense reflecting increased premiums due to higher assessment rates and higher deposit balances. These increases were partially offset by a $3.2 million decrease in equipment operating lease expense reflecting the change in structuring of lease obligations effective with the 2009 second quarter.

2009 versus 2008

Commercial Banking reported a net loss of $158.7 million in 2009, compared with net income of $80.3 million in 2008. The decline reflected a $291.4 million increase to the provision for credit losses. This increase to the provision for credit losses reflected: (1) the continued economic weaknesses in our markets, (2) an increase of commercial reserves resulting from credit actions taken during 2009, and (3) $187.2 million increase in NCOs. Also contributing to the decline in net income was a $88.1 million reduction in net interest income, primarily reflecting a 105 basis point decline in the net interest margin.

Automobile Finance and Commercial Real Estate

Table 51 — Key Performance Indicators for Automobile Finance and Commercial Real Estate (AFCRE)

			Change from 2009
	2010	2009	Amount	Percent	2008
(Dollar amounts in thousands unless otherwise noted)

Net interest income	$338,312	$277,450	$60,862	22%	$352,328
Provision for credit losses	184,757	1,096,030	(911,273)	(83)	284,691
Noninterest income	73,933	63,929	10,004	16	64,114
Noninterest expense	155,963	150,200	5,763	4	153,533
Provision (benefit) for income taxes	25,033	(316,697)	341,730	N.R.	(7,624)

Net income (loss)	$46,492	$(588,154)	$634,646	N.R. %	$(14,158)

Number of employees (full-time equivalent)	270	219	51	23%	261
Total average assets (in millions)	$12,908	$13,163	$(255)	(2)	$13,523
Total average loans/leases (in millions)	13,024	13,076	(52)	—	13,760
Total average deposits (in millions)	692	572	120	21	612
Net interest margin	2.54%	2.07%	0.47%	23	2.54%
NCOs	$349,869	$670,327	$(320,458)	(48)	$103,913
NCOs as a % of average loans and leases	2.69%	5.13%	(2.44)%	(48)	0.76%
Return on average common equity	5.5	(78.3)	83.8	N.R.	(2.4)
Automobile loans production (in millions)	$3,427	$1,589	$1,838	116	$2,213
Noninterest Income	73,933	63,929	10,004	16	64,114
Operating lease income	45,963	51,811	(5,848)	(11)	39,828

Noninterest income, excluding operating lease income	$27,970	$12,118	$15,852	131%	$24,286

Noninterest expense	$155,963	$150,200	$5,763	4%	$153,533
Operating lease expense	37,034	43,360	(6,326)	(15)	31,282

Noninterest expense, excluding operating lease expense	$118,929	$106,840	$12,089	11%	$122,251

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2010 vs. 2009

AFCRE reported net income of $46.5 million in 2010, compared with a net loss of $588.2 million in 2009. Net income for the automobile finance business was $76.9 million in 2010 compared to $10.7 million in 2009 while the commercial real estate business incurred a net loss of $30.4 million in 2010 compared to a net loss of $598.9 million in 2009. The $634.6 million increase in net income reflected a $911.3 million decline in the provision for credit losses, primarily due to a reduction in reserves as the underlying credit quality of the loan portfolios continues to improve and / or stabilize. The comparable year-ago period included higher provisions for credit losses to increase reserves due to economic and commercial real estate and automobile-industry-related weaknesses in our markets. Total NCOs declined $320.5 million, or 48%, including a $323.1 million decline in CRE loan NCOs and a $29.5 million decline in automobile loan and lease related NCOs. This was partially offset by an increase in C&I NCOs of $33.5 million.

Net interest income increased $60.9 million, or 22%, reflecting a 47 basis point increase in the net interest margin. Average total loans were essentially unchanged. The net interest margin increase primarily reflected the implementation of a risk-based pricing strategy in CRE portfolio lending that began in early 2009. Average total loans reflected a $1.6 billion increase in average consumer automobile loans that resulted from record loan origination levels, as well as the consolidation of previously unconsolidated automobile loan trust (see below). These increases were partially offset by a $1.2 billion decline in average CRE loans resulting from the aggressive management of this portfolio and our on-going commitment to reducing our noncore CRE portfolio.

On January 1, 2010, we adopted a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction. At the end of the 2009 first quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction that was part of a funding strategy. At the time of the consolidation, the trust was holding $0.8 billion of loans and we elected to account for these loans, as well as the underlying debt, at fair value. At December 31, 2010, these loans had a remaining balance of $0.5 billion.

Average total deposits increased $0.1 billion, or 21%, reflecting our commitment to strengthening relationships with core customers and prospects, as well as new commercial automobile dealer relationships developed in 2010.

Noninterest income, excluding operating lease income, increased $15.9 million. Results for 2009 included a $5.9 million nonrecurring loss from the securitization transaction and a $0.7 million nonrecurring gain from the sale of related securities. In addition, results for 2010 included a $4.0 million net gain resulting from valuation adjustments of the loans and associated notes payable held by the consolidated trust discussed above, a $5.7 million improvement in fee income from derivative trading activities, and a $3.1 million increase in CRE loan fees. Partially offsetting these increases was a $3.9 million decrease in servicing income also attributed to the automobile securitization trust consolidation.

Noninterest expense, excluding operating lease expense, increased $12.1 million. This increase reflected a $6.6 million increase in personnel expense, much of which related to increased loan origination activities, including the rebuilding of the commercial real estate team, and a $1.4 million increase in allocated costs primarily related to higher production and other activity levels. Also, commercial real estate credit-related expenses (e.g. appraisals, loan collections, taxes, and OREO expenses) increased $6.2 million. These increases were partially offset by a $4.7 million decrease in losses associated with sales of vehicles returned at the end of their lease terms, as used vehicle values throughout 2010 have been at higher relative levels and the number of vehicles being returned has declined compared to the year-ago period.

Net automobile operating lease income increased $0.5 million, reflecting lower depreciation expense attributed to improvement in estimated vehicle residual values. Net automobile operating lease income is expected to decline in future periods as a result of the discontinuation of all lease origination activities in 2008 and the resulting continued runoff of the automobile operating lease portfolio.

2009 vs. 2008

AFCRE reported a net loss of $588.2 million in 2009, compared with a net loss of $14.2 million in 2008. The provision for credit losses increased $811.3 million reflecting: (1) economic weaknesses in our markets, (2) an increase in commercial reserves resulting from credit actions taken during 2009, and (3) a $566.4 million increase in NCOs, also reflecting the impact of economic conditions on our borrowers. Net interest income declined $74.9 million reflecting both a decline in average loan balances and a 47 basis point decrease in the net interest margin. The decrease in the net interest margin resulted from changes in funding cost allocation methodologies as well as the impact of increased NALs. The decline in loan balances was primarily due to the 2009 securitization transaction.

Noninterest income (excluding operating lease income of $51.8 million during 2009 and $39.8 million in 2008) decreased $12.2 million reflecting a $5.9 million nonrecurring loss from the 2009 securitization transaction as well as declines in various other fee generating activities, much of which was attributed to adverse market conditions. Noninterest expense (excluding operating lease expense of $43.4 million in 2009 and $31.3 million in 2008) decreased $15.4 million primarily reflecting a $22.4 million reduction in losses associated with the sale of vehicles returned at the end of their lease terms. Also, personnel and various other expenses declined as a result of expense reduction initiatives. These declines were offset in part by an increase in allocated corporate and other overhead expenses due to changes in allocation methodologies.

Wealth Advisors, Government Finance, and Home Lending

Table 52 — Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

			Change from 2009
	2010	2009	Amount	Percent	2008
(Dollar amounts in thousands unless otherwise noted)

Net interest income	$169,201	$164,335	$4,866	3%	$189,191
Provision for credit losses	95,586	128,551	(32,965)	(26)	35,960
Noninterest income	338,633	267,695	70,938	26	186,682
Noninterest expense	358,707	300,799	57,908	19	273,769
Provision for income taxes	18,740	937	17,803	1,900	23,150

Net income	$34,801	$1,743	$33,058	1,897%	$42,994

Number of employees (full-time equivalent)	2,211	1,963	248	13%	1,907
Total average assets (in millions)	$6,317	$6,164	$153	2	$6,363
Total average loans/leases (in millions)	4,829	4,725	104	2	5,200
Total average deposits (in millions)	6,990	5,855	1,135	19	4,502
Net interest margin	2.23%	2.69%	(0.46)%	(17)	3.36%
NCOs	$79,647	$102,264	$(22,617)	(22)	$20,864
NCOs as a % of average loans and leases	1.65%	2.16%	(0.51)%	(24)	0.40%
Return on average common equity	5.7	0.4	5.3	1,325	11.5
Mortgage banking origination volume (in millions)	$5,476	$5,262	$214	4	$3,773
Noninterest income shared with other
business segments(1)	$43,779	$39,994	$3,785	9	$34,954
Total assets under management (in billions)- eop	14.4	13.0	1.4	11	13.3
Total trust assets (in billions)- eop	60.3	49.4	10.9	22	44.0

eop — End of Period.

(1)	Amount is not included in noninterest income reported above.

2010 vs. 2009

WGH reported net income of $34.8 million in 2010, compared with net income of $1.7 million in 2009. The $33.1 million improvement reflected a $50.9 million increase in pretax income, partially offset by a $17.8 million increase in income taxes. The primary reason for the increase in pretax income was a $33.0 million lower provision for credit losses in 2010 driven mostly by $22.6 million lower NCOs. Mortgage banking income increased by $57.8 million due to both an improved market for mortgage loan originations and sales in 2010, and to favorable results from WGH’s MSR hedging activities. Trust services and brokerage income increased by $9.4 million and $5.5 million reflecting higher levels of sales. Increased noninterest income of $70.9 million was partially offset by $57.9 million higher noninterest expenses due to investments in strategic initiatives and a higher level of FDIC deposit insurance premiums due to higher assessment rates and higher deposit balances.

Average total deposits increased $1.1 billion, or 19%. A substantial portion of the deposit growth resulted from the introduction of three deposit products during 2009 and a fourth during 2010 designed as alternative options for lower yielding money market mutual funds. The new deposit products were: (1) the Huntington

Conservative Deposit Account, (2) the Huntington Protected Deposit Account, (3) the Collateral Backed Deposit Account, and (4) the Bank Deposit Sweep Product. These four deposit products had balances in excess of $1.2 billion at December 31, 2010.

2009 vs. 2008

WGH reported net income of $1.7 million in 2009, a $41.3 million decline compared with 2008. The provision for credit losses increased by $92.6 million, reflecting an $81.4 million increase in NCOs, including a $58.3 million increase in residential mortgage NCOs. Credit quality was stressed during 2009 consistent with economic conditions in the Company’s markets. Mortgage banking income increased $100.5 million due to more favorable lending conditions in the first half of 2009. Partially offsetting that increase, trust services declined $21.4 million, net interest income was $24.9 million lower, and noninterest expense was $27.0 million higher.

Average total loans decreased $0.5 billion, or 9%, primarily reflecting residential mortgage sales during 2009.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

In the 2010 fourth quarter, we reported net income of $122.9 million, or $0.05 per common share, compared with a net loss of $369.7 million, or $0.56 per common share, in the year-ago quarter. Significant items impacting 2010 fourth quarter performance included (see table below):

Table 53 — Significant Items Influencing Earnings Performance Comparison

	Impact(1)
	After-tax		EPS(2)
(Dollar amounts in millions, except per share amounts)

Three Months Ended:
December 31, 2010 — GAAP income	$122.9		$0.05
• Preferred stock conversion deemed dividend	—		(0.07)
December 31, 2009 — GAAP loss	$(369.7)		$(0.56)
• Gain on the early extinguishment of debt	73.6		0.07
• Deferred tax valuation allowance benefit	11.3	(2)	0.02

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.

(2)	After-tax. EPS is reflected on a fully diluted basis.

Net Interest Income / Average Balance Sheet

FTE net interest income increased $42.4 million, or 11%, from the year-ago quarter. This reflected the favorable impact of the significant increase in the net interest margin to 3.37% from 3.19%. This also reflected the benefit of a $2.4 billion, or 5%, increase in average total earning assets due to a $1.4 billion, or 15%, increase in average total investment securities, and a $0.7 billion, or 2%, increase in average total loans and leases.

The following table presents the $0.7 billion, or 2%, increase in average loans and leases.

Table 54 — Average Loans/Leases — 2010 Fourth Quarter vs. 2009 Fourth Quarter

	Fourth Quarter		Change
	2010	2009	Amount	Percent
(Dollar amounts in millions)

Average Loans/Leases
Commercial and industrial	$12,767	$12,570	$197	2%
Commercial real estate	6,798	8,458	(1,660)	(20)

Total commercial	19,565	21,028	(1,463)	(7)
Automobile loans and leases	5,520	3,326	2,194	66
Home equity	7,709	7,561	148	2
Residential mortgage	4,430	4,417	13	—
Other consumer	576	757	(181)	(24)

Total consumer	18,235	16,061	2,174	14

Total loans/leases	$37,800	$37,089	$711	2%

The increase in average total loans and leases reflected:

•	$2.2 billion, or 66%, increase in average automobile loans and leases. In early 2009, we transferred automobile loans to a trust in a securitization transaction. With the adoption of ASC 810 — Consolidation, that trust was consolidated as of January 1, 2010. At December 31, 2010, these securitized loans had a remaining balance of $0.5 billion. Underlying growth in automobile loans continued to be strong, reflecting a significant increase in loan originations compared to the year-ago period. The growth has come while maintaining our commitment to excellent credit quality and an appropriate return.

•	$0.1 billion, or 2%, increase in average home equity loans, reflecting slightly higher line-of-credit utilization and slower runoff experience, partially offset by lower origination volume.

•	$0.2 billion, or 2%, increase in average C&I loans, reflecting our efforts to expand our portfolio within our primary markets, and to a lesser degree the benefit of the 2009 reclassifications of certain CRE loans, primarily owner occupied properties, to C&I loans. These benefits were partially offset by the reclassification in the 2010 first quarter of variable-rate demand notes to municipal securities. We continue to believe there are opportunities for C&I growth in the coming quarters.

Partially offset by:

•	$1.7 billion, or 20%, decrease in average CRE loans reflecting the impact of 2009 reclassifications of certain CRE loans, primarily representing owner occupied properties, to C&I loans, as well as our on-going commitment to lower our overall CRE exposure. We continue to effectively execute our plan to reduce the noncore CRE exposure while maintaining a commitment to our core CRE borrowers. The decrease in average balances is associated with the noncore portfolio, as we have maintained relatively consistent balances with good performance in the core portfolio.

The $1.4 billion, or 15%, increase in average total investment securities reflected the redeployment of cash generated from deposit growth.

The following table details the $1.5 billion, or 4%, increase in average total deposits.

Table 55 — Average Deposits — 2010 Fourth Quarter vs. 2009 Fourth Quarter

	Fourth Quarter		Change
	2010	2009	Amount	Percent
(Dollar amounts in millions)

Average Deposits
Demand deposits: noninterest-bearing	$7,188	$6,466	$722	11%
Demand deposits: interest-bearing	5,317	5,482	(165)	(3)
Money market deposits	13,158	9,271	3,887	42
Savings and other domestic deposits	4,640	4,686	(46)	(1)
Core certificates of deposit	8,646	10,867	(2,221)	(20)

Total core deposits	38,949	36,772	2,177	6
Other deposits	2,755	3,442	(687)	(20)

Total deposits	$41,704	$40,214	$1,490	4%

The increase in average total deposits from the year-ago quarter reflected:

•	$2.2 billion, or 6%, growth in average total core deposits. The drivers of this change were a $3.9 billion, or 42%, growth in average money market deposits, and a $0.7 billion, or 11%, growth in average noninterest-bearing demand deposits. These increases were partially offset by a $2.2 billion, or 20%, decline in average core certificates of deposit and a $0.2 billion, or 3%, decrease in average interest-bearing demand deposits.

•	$0.8 billion, or 33%, decline in brokered deposits and negotiable CDs, primarily reflecting a reduction of noncore funding sources.

Provision for Credit Losses

The provision for credit losses in the 2010 fourth quarter was $87.0 million, down $807.0 million, or 90%, from the year-ago quarter. The 2010 fourth quarter provision for credit losses was $85.3 million less than total NCOs, reflecting the resolution of problem loans for which reserves had been previously established.

Noninterest Income

Noninterest income increased $19.7 million from the year-ago quarter.

Table 56 — Noninterest Income — 2010 Fourth Quarter vs. 2009 Fourth Quarter

	Fourth Quarter		Change
	2010	2009	Amount	Percent
(Dollar amounts in thousands)

Service charges on deposit accounts	$55,810	$76,757	$(20,947)	(27)%
Mortgage banking income	53,170	24,618	28,552	116
Trust services	29,394	27,275	2,119	8
Electronic banking	28,900	25,173	3,727	15
Insurance income	19,678	16,128	3,550	22
Brokerage income	16,953	16,045	908	6
Bank owned life insurance income	16,113	14,055	2,058	15
Automobile operating lease income	10,463	12,671	(2,208)	(17)
Securities losses	(103)	(2,602)	2,499	(96)
Other income	33,842	34,426	(584)	(2)

Total noninterest income	$264,220	$244,546	$19,674	8%

The $19.7 million increase reflected:

•	$28.6 million, or 116%, increase in mortgage banking income. This reflected a $31.8 million increase in origination and secondary marketing income, as originations increased 62% from the year-ago quarter, partially offset by a $3.2 million increase in amortization of capitalized servicing expense.

•	$3.7 million, or 15%, increase in electronic banking income, reflecting an increase in debit card transaction volume.

•	$3.6 million, or 22%, increase in insurance income, primarily reflecting an increase in title insurance income due to higher mortgage refinance activity.

•	$2.5 million benefit from lower securities losses in the 2010 fourth quarter compared with the year-ago quarter.

•	$2.1 million, or 15%, increase in bank owned life insurance income.

•	$2.1 million, or 8%, increase in trust services income, with 50% of the increase due to increases in asset market values and the remainder reflecting growth in new business.

Partially offset by:

•	$20.9 million, or 27%, decline in service charges on deposit accounts, reflecting lower personal service charges due to a combination of factors including the implementation of the amendment to Reg E, our Fair Play banking philosophy, and lower underlying activity levels.

•	$2.2 million, or 17%, decline in automobile operating lease income reflecting the impact of a declining portfolio, having exited that business in 2008.

Noninterest Expense

(This section should be read in conjunction with Significant Item 4.)

Noninterest expense increased $112.0 million, or 35%, from the year-ago quarter.

Table 57 — Noninterest Expense — 2010 Fourth Quarter vs. 2009 Fourth Quarter

	Fourth Quarter		Change
	2010	2009	Amount	Percent
(Dollar amounts in thousands)

Personnel costs	$212,184	$180,663	$31,521	17%
Outside data processing and other services	40,943	36,812	4,131	11
Net occupancy	26,670	26,273	397	2
Deposit and other insurance expense	23,320	24,420	(1,100)	(5)
Professional services	21,021	25,146	(4,125)	(16)
Equipment	22,060	20,454	1,606	8
Marketing	16,168	9,074	7,094	78
Amortization of intangibles	15,046	17,060	(2,014)	(12)
OREO and foreclosure expense	10,502	18,520	(8,018)	(43)
Automobile operating lease expense	8,142	10,440	(2,298)	(22)
Gain on early extinguishment of debt	—	(73,615)	73,615	(100)
Other expense	38,537	27,349	11,188	41

Total noninterest expense	$434,593	$322,596	$111,997	35%

Full-time equivalent employees, at period-end	11,341	10,272	1,069	10%

The $112.0 million increase reflected:

•	$73.6 million gain on early extinguishment of debt that reduced expenses in the year-ago quarter.

•	$31.5 million, or 17%, increase in personnel costs, primarily reflecting a 10% increase in full-time equivalent staff in support of strategic initiatives, as well as higher commissions and other incentive expenses, and the re-instatement of our 401(k) plan matching contribution in 2010.

•	$11.2 million, or 41%, increase in other expense, reflecting $5.9 million associated with increases in repurchase reserves related to representations and warranties made on mortgage loans sold, as well as increased travel and miscellaneous fees.

•	$7.1 million, or 78%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.

•	$4.1 million, or 11%, increase in outside data processing and other services, reflecting higher outside programming and other costs associated with the implementation of strategic initiatives, partially offset by lower Franklin-related servicing costs.

Partially offset by:

•	$8.0 million, or 43%, decline in OREO and foreclosure expense.

•	$4.1 million, or 16%, decrease in professional services, reflecting lower legal expenses.

•	$2.3 million, or 22%, decline in automobile operating lease expense as that portfolio continued to runoff.

•	$2.0 million, or 12%, decrease in the amortization of intangibles expense.

Income Taxes

The provision for income taxes in the 2010 fourth quarter was $35.0 million and a benefit of $228.3 million in the fourth quarter 2009. The effective tax rate in the fourth quarter 2010 was 22.2% compared to a tax benefit of 38.2% in the fourth quarter 2009. At December 31, 2010 and 2009 we had a deferred tax asset of $538.3 million and $480.5 million, respectively. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment of the deferred tax asset at December 31, 2010 and 2009. The total disallowed deferred tax asset for regulatory capital purposes decreased to $161.3 million at December 31, 2010, from $260.1 million at December 31, 2009.

Credit Quality

Credit quality performance in the 2010 fourth quarter continued to show improvement. Total NCOs declined $272.5 million, or 61%, compared with the year-ago quarter. The decline was largely centered in the CRE portfolio as CRE NCOs declined $213.2 million. This decline in the CRE portfolio was partially offset by an increase in residential mortgage NCOs, partially reflecting NCOs associated with loans sold during the current quarter. Other key credit quality measurements also showed improvement, including significant declines in NPAs and in the level of Criticized commercial loans. These declines reflected the positive impact of significant levels of loan restructures, upgrades, and payment activity. Notably, the level of new additions during the 2010 fourth quarter was more comparable to that in the first half of 2010 rather than the elevated 2010 third quarter level. The economic environment remains challenging. Yet, reflecting the benefit of our focused credit actions, we continue to expect declines in total NPAs and Criticized loans going forward.

Delinquency trends across the entire loan and lease portfolio continued to improve, with a significant opportunity for further improvement in the residential and home equity portfolios. Automobile loan delinquency rates continued to decline. Given the significant increase in new automobile origination volume, we use a lagged delinquency measure to ensure that the underlying portfolio performance is consistent with our expectations. Based on the lagged analysis and the origination quality, we remain comfortable with the on-going performance of our automobile loan portfolio.

The current quarter’s NCOs were primarily related to reserves established in prior periods. Our ACL declined $240.2 million to $1,291.1 million, or 3.39% of period-end total loans and leases at December 31, 2010, from $1,531.4 million, or 4.16%, at December 31, 2009. Importantly, our ACL as a percent of period-end NALs increased to 166% from 80%, along with improved coverage ratios associated with NPAs and Criticized assets. These improved coverage ratios indicate a strengthening of our reserves relative to troubled assets from the end of the prior year-ago quarter.

NCOs

(This section should be read in conjunction with Significant Item 3.)

Total NCOs for the 2010 fourth quarter were $172.3 million, or an annualized 1.82% of average total loans and leases. NCOs in the year-ago quarter were $444.7 million, or an annualized 4.80%.

Total C&I NCOs for the 2010 fourth quarter were $59.1 million, or an annualized 1.85%, down from $109.8 million, or an annualized 3.49% of related loans, in the year-ago quarter. The decline reflected improvement in the overall credit quality of the portfolio.

Current quarter CRE NCOs were $44.9 million, or an annualized 2.64%, down from $258.1 million, or an annualized 12.21% in the year-ago quarter. The decline was consistent with the improving asset quality metrics. NALs and Criticized loans at December 31, 2010, were at their lowest levels since 2008, and early stage delinquency continued to improve. The 2010 fourth quarter CRE NCOs continued to be centered in retail projects. The retail property portfolio remains the most susceptible to a continued decline in market conditions, but we believe that the combination of prior NCOs and existing reserves positions us well to make effective credit decisions in the future. While the office portfolio has experienced stress, we remain comfortable with this exposure.

Total consumer NCOs in the current quarter were $68.3 million, or an annualized 1.50%, down from $76.8 million, or an annualized 1.91% of average total consumer loans in the year-ago quarter. The 2010 fourth quarter results represented a continuation of our loss mitigation programs and active loss recognition processes. This included accounts in all stages of performance, including bankruptcy.

Residential mortgage NCOs were $26.8 million, or an annualized 2.42% of related average balances, an increase compared with $17.8 million, or an annualized 1.61% in the year-ago quarter. During the current quarter, we continued to see positive trends in early-stage delinquencies, indicating that even with the economic stress on our customers, losses are expected to remain manageable.

Home equity NCOs in the 2010 fourth quarter were $29.2 million, or an annualized 1.51%. This was down from $35.8 million, or an annualized 1.89%, in the year-ago quarter. We continued to manage the default rate through focused delinquency monitoring as virtually all defaults for second-lien home equity loans incur substantial losses given the reduced collateral equity. Our strategies focus on loss mitigation activity through early intervention and restructuring loan terms.

Automobile loan and lease NCOs were $7.0 million, or an annualized 0.51%, down from $12.9 million, or an annualized 1.55%, in the year-ago quarter. Performance of this portfolio on both an absolute and relative basis continued to be consistent with our views regarding the underlying quality of the portfolio. During the 2010 fourth quarter, we originated $795.6 million of loans with an average FICO score of 764 with a continued emphasis on lower LTV ratios.

NPAs and NALs

Total NALs were $777.9 million at December 31, 2010, and represented 2.04% of total loans and leases. This was down $1,139.0 million, or 59%, from $1,917.0 million, or 5.21% ,of total loans and leases at the end of the year ago period. This decrease primarily reflected problem loan resolution activity and NCOs. This substantial decline is a direct result of our commitment to the on-going proactive management of these loans by our SAD. Also key to this improvement was the lower level of inflows. The level of inflows, or migration, is an important indicator of the future trend for the portfolio.

NPAs, which include NALs, were $844.8 million at December 31, 2010, and represented 2.21% of total loans and leases. This was significantly lower than $2,058.1 million, or 5.57% of related assets at the end of the year-ago period. The $1,213.3 million decrease in NPAs from the end of the year-ago period reflected a $1,139.0 million decrease in NALs.

The over 90-day delinquent, but still accruing, ratio for total loans not guaranteed by a U.S. government agency, was 0.23% at December 31, 2010, representing a 17 basis point decline compared with December 31, 2009. This decrease primarily reflected continued improvement in our core performance, as well as the impact of the sale of certain underperforming loans in the 2010 fourth quarter.

ACL

(This section should be in read in conjunction with Note 1 and Note 6 in the Notes to the Consolidated Financial Statements).

At December 31, 2010, the ALLL was $1,249.0 million, down $233.5 million, or 16%, from $1,482.5 million at December 31, 2009. Expressed as a percent of period-end loans and leases, the ALLL ratio at December 31, 2010, was 3.28%, a decline from 4.03% at December 31, 2009. The ALLL as a percent of NALs was 161% at December 31, 2010, a substantial improvement from 77% at 2009.

At December 31, 2010, the AULC was $42.1 million, down $6.8 million, or 14%, compared with December 31, 2009.

On a combined basis, the ACL as a percent of total loans and leases at December 31, 2010, was 3.39%, down from 4.16% at December 31, 2009. This reduction was centered in the CRE portfolio as a result of the reduction in the level of problem loans. The ACL as a percent of NALs was 166% at December 31, 2010, up from 80% at December 31, 2009, indicating additional strength in the reserve level relative to the level of problem loans.

Table 58 — Selected Quarterly Income Statement Data(1)

	2010
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share amounts)

Interest income	$528,291	$534,669	$535,653	$546,779
Interest expense	112,997	124,707	135,997	152,886

Net interest income	415,294	409,962	399,656	393,893
Provision for credit losses	86,973	119,160	193,406	235,008

Net interest income after provision for credit losses	328,321	290,802	206,250	158,885
Total noninterest income	264,220	267,143	269,643	240,852
Total noninterest expense	434,593	427,309	413,810	398,093

Income before income taxes	157,948	130,636	62,083	1,644
Provision (benefit) for income taxes	35,048	29,690	13,319	(38,093)

Net income	$122,900	$100,946	$48,764	$39,737
Dividends on preferred shares	83,754	29,495	29,426	29,357

Net income applicable to common shares	$39,146	$71,451	$19,338	$10,380

Common shares outstanding
Average — basic	757,924	716,911	716,580	716,320
Average — diluted(2)	760,582	719,567	719,387	718,593
Ending	863,319	717,132	716,623	716,557
Book value per common share	$5.35	$5.39	$5.22	$5.13
Tangible book value per common share(3)	4.66	4.55	4.37	4.26
Per common share
Net income — basic	$0.05	$0.10	$0.03	$0.01
Net income — diluted	0.05	0.10	0.03	0.01
Cash dividends declared	0.0100	0.0100	0.0100	0.0100
Common stock price, per share
High(4)	$7.00	$6.45	$7.40	$5.81
Low(4)	5.43	5.04	5.26	3.65
Close	6.87	5.69	5.54	5.39
Average closing price	6.05	5.79	6.13	4.84
Return on average total assets	0.90%	0.76%	0.38%	0.31%
Return on average common shareholders’ equity	3.8	7.4	2.1	1.1
Return on average tangible common shareholders’ equity(5)	5.6	10.0	3.8	2.7
Efficiency ratio(6)	61.4	60.6	59.4	60.1
Effective tax rate (benefit)	22.2	22.7	21.5	N.R.
Margin analysis-as a % of average earning assets(7)
Interest income(7)	4.29%	4.49%	4.63%	4.82%
Interest expense	0.92	1.04	1.17	1.35

Net interest margin(7)	3.37%	3.45%	3.46%	3.47%

Revenue — FTE
Net interest income	$415,294	$409,962	$399,656	$393,893
FTE adjustment	3,708	2,631	2,490	2,248

Net interest income(7)	419,002	412,593	402,146	396,141
Noninterest income	264,220	267,143	269,643	240,852

Total revenue(7)	$683,222	$679,736	$671,789	$636,993

(1)	N.R. — not relevant. The denominator of the calculation is a positive value and the numerator is a negative value.

Continued

Table 58 — Selected Quarterly Income Statement, Capital, and Other Data — Continued(1)

	2010
Capital Adequacy	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (in millions)	$43,471	$42,759	$42,486	$42,418
Tier 1 leverage ratio	9.41%	10.54%	10.45%	10.05%
Tier 1 risk-based capital ratio	11.55	12.82	12.51	12.00
Total risk-based capital ratio	14.46	15.08	14.79	14.31
Tangible common equity/asset ratio(8)	7.56	6.20	6.12	5.96
Tangible equity/asset ratio(9)	8.24	9.43	9.43	9.26
Tangible common equity/risk-weighted assets ratio	9.26	7.63	7.37	7.20

Table 58 — Selected Quarterly Income Statement Data(1)

	2009
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share amounts)

Interest income	$551,335	$553,846	$563,004	$569,957
Interest expense	177,271	191,027	213,105	232,452

Net interest income	374,064	362,819	349,899	337,505
Provision for credit losses	893,991	475,136	413,707	291,837

Net interest (loss) income after provision for credit losses	(519,927)	(112,317)	(63,808)	45,668
Total noninterest income	244,546	256,052	265,945	239,102
Total noninterest expense	322,596	401,097	339,982	2,969,769

Loss before income taxes	(597,977)	(257,362)	(137,845)	(2,684,999)
Benefit for income taxes	(228,290)	(91,172)	(12,750)	(251,792)

Net loss	$(369,687)	$(166,190)	$(125,095)	$(2,433,207)
Dividends on preferred shares	29,289	29,223	57,451	58,793

Net loss applicable to common shares	$(398,976)	$(195,413)	$(182,546)	$(2,492,000)

Common shares outstanding
Average — basic	715,336	589,708	459,246	366,919
Average — diluted(2)	715,336	589,708	459,246	366,919
Ending	715,762	714,469	568,741	390,682
Book value per share	$5.10	$5.59	$6.23	$7.80
Tangible book value per share(3)	4.21	4.69	5.07	6.08
Per common share
Net loss- basic	$(0.56)	$(0.33)	$(0.40)	$(6.79)
Net loss — diluted	(0.56)	(0.33)	(0.40)	(6.79)
Cash dividends declared	0.0100	0.0100	0.0100	0.0100
Common stock price, per share
High(4)	$4.770	$4.970	$6.180	$8.000
Low(4)	3.500	3.260	1.550	1.000
Close	3.650	4.710	4.180	1.660
Average closing price	3.970	4.209	3.727	2.733
Return on average total assets	(2.80)%	(1.28)%	(0.97)%	(18.22)%
Return on average common shareholders’ equity	(39.1)	(21.5)	(23.0)	(188.9)
Return on average tangible common shareholders’ equity(5)	(45.1)	(24.7)	(27.2)	(479.2)
Efficiency ratio(6)	49.0	61.4	51.0	60.5
Effective tax rate (benefit)	(38.2)	(35.4)	(9.2)	(9.4)
Margin analysis-as a % of average earning assets(7)
Interest income(7)	4.70%	4.86%	4.99%	4.99%
Interest expense	1.51	1.66	1.89	2.02

Net interest margin(7)	3.19%	3.20%	3.10%	2.97%

Revenue — FTE
Net interest income	$374,064	$362,819	$349,899	$337,505
FTE adjustment	2,497	4,177	1,216	3,582

Net interest income(7)	376,561	366,996	351,115	341,087
Noninterest income	244,546	256,052	265,945	239,102

Total revenue(7)	$621,107	$623,048	$617,060	$580,189

Continued

Table 58 — Selected Quarterly Income Statement, Capital, and Other Data — Continued(1)

	2009
Capital Adequacy	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (in millions)	$43,248	$44,142	$45,463	$46,383
Tier 1 leverage ratio	10.09%	11.30%	10.62%	9.67%
Tier 1 risk-based capital ratio	12.03	13.04	11.85	11.14
Total risk-based capital ratio	14.41	16.23	14.94	14.26
Tangible common equity/asset ratio(8)	5.92	6.46	5.68	4.65
Tangible equity/asset ratio(9)	9.24	9.71	8.99	8.12
Tangible common equity/risk-weighted assets ratio	6.97	7.59	6.34	5.12

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)	For all quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Deferred tax liability related to other intangible assets is calculated assuming a 35% tax rate.

(4)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(5)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities (losses) gains.

(7)	Presented on a FTE basis assuming a 35% tax rate.

(8)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(9)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

ADDITIONAL DISCLOSURES

Forward-Looking Statements

This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our Fair Play banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our Consolidated Financial Statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions.

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

Risk Factors

More information on risk is set forth under the heading Risk Factors included in Item 1A and incorporated by reference into this MD&A. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion.

Critical Accounting Policies and Use of Significant Estimates

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish accounting policies and make estimates that affect amounts reported in our Consolidated Financial Statements. Note 1 of the Notes to Consolidated Financial Statements, which is incorporated by reference into this MD&A, describes the significant accounting policies we use in our Consolidated Financial Statements.

An accounting estimate requires assumptions and judgments about uncertain matters that could have a material effect on the Consolidated Financial Statements. Estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce results substantially different from those estimates. The most significant accounting policies and estimates and their related application are discussed below.

Total Allowance for Credit Losses

Our ACL of $1.3 billion at December 31, 2010, represents our estimate of probable losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We periodically review our ACL for adequacy. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past NCO experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be adequate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not adequate, our net income and capital could be materially adversely affected which, in turn, could have a material negative adverse affect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse affect on our financial condition and results of operations.

Fair Value Measurements

(This section should be read in conjunction with Note 19 of the Notes to Consolidated Financial Statements)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. We characterize active markets as those where transaction volumes are sufficient to provide objective pricing information, with reasonably narrow bid / ask spreads, and where received quoted prices do not vary widely. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. Inactive markets are characterized by low transaction volumes, price quotations that vary substantially among market participants, or in which minimal information is released publicly. When observable market prices do not exist, we estimate fair value primarily by using cash flow and other financial modeling methods. Our valuation methods consider factors such as liquidity and concentration concerns and, for the derivatives portfolio, counterparty credit risk. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Changes in these underlying factors, assumptions, or estimates in any of these areas could materially impact the amount of revenue or loss recorded.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include mortgage loans held for sale, available-for-sale and other certain securities, certain securitized automobile loans, derivatives, certain MSRs, trading account securities, and certain securitization trust notes payable. At December 31, 2010, approximately $11.5 billion of our assets and $0.6 billion of our liabilities were recorded at fair value. In addition to the above mentioned on-going fair value measurements, fair value is also the unit of measure for recording business combinations.

FASB ASC Topic 820, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level 3 when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.

The table below provides a description and the valuation methodologies used for financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 19 of the Notes to the Consolidated Financial Statements.

Financial Instrument(1)	Hierarchy	Valuation methodology

Mortgage loans held for sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types. At December 31, 2010, mortgage loans held for sale had an aggregate fair value of $754.1 million and an aggregate outstanding principal balance of $750.0 million. Interest income on these loans is recorded in interest and fee income - loans and leases. Included in mortgage banking income were net gains resulting from origination and sale of these loans, including net realized gains of $109.2 million, $90.6 million, and $32.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Of such gains, the change in fair value while held as loans were $(5.6) million, $(6.3) million and $6.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Available-for-sale Securities & Trading Account Securities(2)	Level 1	Consist primarily of U.S. Treasury and money market mutual funds, which generally have quoted prices.
	Level 2	Consist of U.S. Government and agency mortgage-backed and other federal agency securities, municipal securities, and other securities for which an active market is not available. Third party pricing services provide a fair value estimate based upon trades of similar financial instruments.
	Level 3	Consist of certain asset-backed securities, pooled-trust-preferred securities, private-label CMOs, and municipal securities for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.
Automobile loans(3)	Level 3	Consists of automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. The net gains and losses, before tax, from fair value changes reflected in earnings for the year ended December 31, 2010 was a net loss of $2.3 million which is net of a $3.4 million net gain associated with instrument specific credit risk. Instrument specific credit risk was determined based on estimated credit losses inherent in the January 1, 2010 fair value calculation as compared to actual credit losses incurred in 2010 plus estimated credit losses inherent in the December 31, 2010 fair value calculation.

Financial Instrument(1)	Hierarchy	Valuation methodology

MSRs(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is determined on an income approach model based upon month-end interest rate curve and prepayment assumptions.
Derivatives(4)	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices.
	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates.
	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Securitization trust notes payable(4)	Level 2	Consists of certain securitization trust notes payable related to the automobile loans measured at fair value. The notes payable are valued based on interest rates for similar financial instruments. The change in fair value for the year ended December 31, 2010 was $9.6 million.

(1)	Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(2)	Refer to Note 4 of the Notes to Consolidated Financial Statements for additional information.

(3)	Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information.

(4)	Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information.

INVESTMENT SECURITIES

(This section should be read in conjunction with the Investment Securities Portfolio discussion and Note 1 and Note 4 in the Notes to Consolidated Financial Statements.)

Level 3 Analysis on Certain Securities Portfolios

Our Alt-A, private label CMO, and pooled-trust-preferred securities portfolios are classified as Level 3, and as such, the significant estimates used to determine the fair value of these securities have greater subjectivity. The Alt-A and private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis. These three portfolios, and the results of our impairment analysis for each portfolio, are discussed in further detail below:

Alt-A mortgage-backed / Private-label collateralized mortgage obligation (CMO) securities represent securities collateralized by first-lien residential mortgage loans. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within these portfolios as Level 3 in the fair value hierarchy. The securities were priced with the assistance of an outside third party specialist using a discounted cash flow approach and the independent third party’s proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, and default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and housing price depreciation / appreciation rates that were based upon macroeconomic forecasts.

We analyzed both our Alt-A mortgage-backed and private-label CMO securities portfolios to determine if the securities in these portfolios were other-than-temporarily impaired. We used the analysis to determine whether we believed it was probable that all contractual cash flows would not be collected. All securities in these portfolios remained current with respect to interest and principal, except for one security which experienced a minor interest shortfall at December 31, 2010.

Our analysis indicated that, as of December 31, 2010, one Alt-A mortgage-backed security and seven private-label CMO securities could experience a loss of principal in the future. The future expected losses of principal on these other-than-temporarily impaired securities ranged from 4.2% to 38.5% of their par value. These losses were projected to occur anywhere from eight months to as many as 25 years in the future. We measured the amount of credit impairment on these securities using the cash flows discounted at each security’s effective rate. In 2010, a total of $1.6 million of credit OTTI was recorded in our Alt-A mortgage- backed securities portfolio, and $7.1 million of credit OTTI was recorded in our private-label CMO securities portfolio. These OTTI adjustments negatively impacted our earnings.

Pooled-trust-preferred securities represent CDOs backed by a pool of debt securities issued by financial institutions. As the lowest level input that is significant to the fair value measurement of these securities in its entirety was a Level 3 input, we classified all securities within this portfolio as Level 3 in the fair value hierarchy. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. Impairment was calculated as the difference between the carrying amount and the amount of cash flows discounted at each security’s effective rate. We engaged a third party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows was necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities were no longer able to provide a fair value.

The analysis was completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in each security and terms of each security’s structure. The credit review included analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using the most recently available financial and regulatory information for each underlying collateral issuer. We also reviewed historical industry default data and current / near term operating conditions. Using the results of our analysis, we estimated appropriate default and recovery probabilities for each piece of collateral and then estimated the expected cash flows for each security. No recoveries were assumed on issuers who are in default. The recovery assumptions on issuers who were deferring interest ranged from 10% to 55% with a cure assumed after the maximum deferral period. As a result of this testing, we believe we will likely experience a loss of principal or interest on nine securities and, as such, recorded credit OTTI of $1.5 million for one newly impaired and eight previously impaired pooled-trust-preferred securities in the 2010 fourth quarter. In 2010, $4.9 million of total OTTI was recorded for impairment of the pooled-trust-preferred securities. These OTTI adjustments negatively impacted our earnings.

Please refer to the Securities discussion and Note 1 and Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding OTTI.

Certain other assets and liabilities which are not financial instruments also involve fair value measurements. A description of these assets and liabilities, and the methodologies utilized to determine fair value are discussed below:

GOODWILL

Goodwill is an intangible asset representing the difference between the purchase price of an asset and its fair market value and is created when a company pays a premium to acquire the assets of another company. We test goodwill for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In 2010, we performed interim evaluations of our goodwill balances at March 31 and June 30, as well as our annual goodwill impairment assessment as of October 1. The annual assessment was based on our reporting units at that time. No impairment was recorded in 2010. The 2010 interim and annual assessments were performed in a manner consistent with the 2009 process as described in the next section. All assumptions were updated to reflect correct market conditions. Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases or the liquidity discount on our loan portfolio improves significantly without a concurrent increase in market capitalization, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing or prior to that time, if any changes constitute a triggering event.

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

2009 First Quarter Impairment Testing

During the 2009 first quarter, our stock price declined 78%, from $7.66 per common share at December 31, 2008, to $1.66 per common share at March 31, 2009. Many peer banks also experienced similar significant declines in market capitalization during this same period. This decline primarily reflected the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions, as well as uncertainty related to increased regulatory supervision and intervention. We determined that these changes would more-likely-than-not reduce the fair value of certain reporting units below their carrying amounts. Therefore, we performed an interim goodwill impairment test during the 2009 first quarter. An independent third party was engaged to assist with the impairment assessment.

The first step (Step 1) of impairment testing required a comparison of each reporting unit’s fair value to carrying value to identify potential impairment. For our impairment testing conducted during the 2009 first quarter, we identified four reporting units: Regional Banking, Private Financial Group (PFG), Insurance, and Automobile Finance and Dealer Services (AFDS).

Although Insurance was included within PFG for business segment reporting at that time, it was evaluated as a separate reporting unit for goodwill impairment testing because it had its own separately allocated goodwill resulting from prior acquisitions. The fair value of PFG (determined using the market approach as described below), excluding Insurance, exceeded its carrying value, and goodwill was determined to not be impaired for this reporting unit. There was no goodwill associated with AFDS and, therefore, it was not subject to impairment testing.

For Regional Banking, we utilized both the income and market approaches to determine fair value. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth. The long-term growth rate used in determining the terminal value was estimated at 2.5%. The discount rate of 14% was estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Treasury Bonds), market-risk premium, equity-risk premium, and a company-specific risk factor. The company-specific risk factor was used to address the uncertainty of growth estimates and earnings projections of Management. For the market approach, revenue, earnings and market capitalization multiples of comparable public companies were selected and applied to the Regional Banking unit’s applicable metrics such as book and tangible book values. A 20% control premium was used in the market approach. The results of the income and market approaches were weighted 75% and

25%, respectively, to arrive at the final calculation of fair value. As market capitalization declined across the banking industry, we believed that a heavier weighting on the income approach was more representative of a market participant’s view. For the Insurance reporting unit, Management utilized a market approach to determine fair value. The aggregate fair market values were compared with market capitalization as an assessment of the appropriateness of the fair value measurements. As our stock price fluctuated greatly during the valuation period, we used our average stock price for the 30 days preceding the valuation date to determine market capitalization. The aggregate fair market values of the reporting units compared with market capitalization indicated an implied premium of 27%. A control premium analysis indicated that the implied premium was within range of overall premiums observed in the market place. Neither the Regional Banking nor Insurance reporting units passed Step 1.

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

To determine the implied fair value of goodwill, the fair value of Regional Banking and Insurance (as determined in Step 1) was allocated to all assets and liabilities of the reporting units including any recognized or unrecognized intangible assets. The allocation was done as if the reporting unit was acquired in a business combination, and the fair value of the reporting unit was the price paid to acquire the reporting unit. This allocation process is only performed for purposes of testing goodwill for impairment. The carrying values of recognized assets or liabilities (other than goodwill, as appropriate) were not adjusted nor were any new intangible assets recorded. Key valuations were the assessment of core deposit intangibles, the mark-to-fair-value of outstanding debt and deposits, and mark-to-fair-value on the loan portfolio. Core deposits were valued using a 15% discount rate. The marks on our outstanding debt and deposits were based upon observable trades or modeled prices using then current yield curves and market spreads. The valuation of the loan portfolio indicated discounts in the ranges of 9%-24%, depending upon the loan type. The estimated fair value of these loan portfolios was based on an exit price, and the assumptions used were intended to approximate those that a market participant would have used in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. We believed these discounts were consistent with transactions currently occurring in the marketplace.

Upon completion of Step 2, we determined that the Regional Banking and Insurance reporting units’ goodwill carrying values exceeded their implied fair values of goodwill by $2,573.8 million and $28.9 million, respectively. As a result, we recorded a noncash pretax impairment charge of $2,602.7 million in the 2009 first quarter.

2009 Other Interim and Annual Impairment Testing

We recorded an impairment charge of $4.2 million in the 2009 second quarter related to the sale of a small payments-related business completed in July 2009. No other goodwill impairment was required during the remainder of 2009.

FRANKLIN LOANS RESTRUCTURING TRANSACTION

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements).

Franklin is a specialty consumer finance company primarily engaged in servicing performing, reperforming, and nonperforming residential mortgage loans. Prior to March 31, 2009, Franklin owned a portfolio of loans secured by first-lien and second-lien loans secured by residential properties. These loans generally fell outside the underwriting standards of Fannie Mae or Freddie Mac, and involved elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt, and / or past credit difficulties (nonprime loans). At December 31, 2008, our total commercial loans outstanding to Franklin were $650.2 million, all of which were placed on nonaccrual status. Additionally, the specific allowance for loan and lease losses for the Franklin portfolio was $130.0 million, resulting in net exposure to Franklin at December 31, 2008, of $520.2 million.

On March 31, 2009, we entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) indirectly acquired an 83% ownership right in a trust which held all the underlying consumer loans and OREO properties that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by the REIT were pledged by Franklin as collateral for the Franklin commercial loans.

As a result of the restructuring, on a consolidated basis, the $650.2 million nonaccrual commercial loan to Franklin at December 31, 2008, was no longer reported. Instead, the loans were reported as secured by first-lien and second-lien mortgages on residential properties and OREO properties both of which had previously been assets of Franklin or its subsidiaries and were pledged to secure our loan to Franklin. At the time of the restructuring, these loans had a fair value of $493.6 million and the OREO properties had a fair value of $79.6 million. As a result of the restructuring, we reported $338.5 million mortgage-related NALs outstanding related to Franklin, representing first-lien and second-lien mortgages that were nonaccruing at December 31, 2009. Also, our specific allowance for loan and lease losses for the Franklin portfolio of $130.0 million was eliminated. However, no initial increase to the ALLL relating to the acquired mortgages was recorded as these assets were recorded at fair value.

In accordance with ASC 805, Business Combinations, we recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis of the acquired assets. Because the acquisition price, represented by the equity interests in our wholly-owned subsidiary, was equal to the fair value of the acquired 83% ownership right, no goodwill was created from the transaction. The recording of the net deferred tax asset was a bargain purchase under ASC 805, and was recorded as a tax benefit in the 2009 first quarter.

During the 2010 second quarter, $397.7 million of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) at a value of $323.4 million were transferred to loans held for sale. At the time of the transfer to loans held for sale, the loans were marked to the lower of cost or fair value less anticipated selling costs. During the 2010 third quarter, the Franklin-related residential mortgages and home equity loans were sold at essentially book value. At December 31, 2010, the only Franklin-related assets remaining were $9.5 million of OREO properties, which have been marked to the lower of cost or fair value less costs to sell. Additionally, the equity interests in the REIT held by Franklin remain outstanding and pledged as collateral for the Franklin commercial loans at December 31, 2010.

PENSION

Pension plan assets consist of mutual funds and our common stock. Investments are accounted for at cost on the trade date and are reported at fair value. Mutual funds are valued at quoted Net Asset Value. Our common stock is traded on a national securities exchange and is valued at the last reported sales price.

The discount rate and expected return on plan assets used to determine the benefit obligation and pension expense are both assumptions. Actual results may be materially different. (See Note 18 of the Notes to the Consolidated Financial Statements).

OTHER REAL ESTATE OWNED

OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount and are charged to noninterest expense. Gains or losses resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At December 31, 2010, OREO totaled $66.8 million, representing a 52% decrease compared with $140.1 million at December 31, 2009.

Income Taxes and Deferred Tax Assets

INCOME TAXES

The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues, and is reported as a component of accrued expenses and other liabilities in our consolidated balance sheet; (2) our deferred federal income tax asset, reported as a component of accrued income and other assets, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code.

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

From time-to-time, we engage in business transactions that may affect our tax liabilities. Where appropriate, we have obtained opinions of outside experts and have assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to our estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions, and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to our financial position and / or results of operations. (See Note 17 of the Notes to Consolidated Financial Statements.)

DEFERRED TAX ASSETS

At December 31, 2010, we had a net federal deferred tax asset of $537.5 million and a net state deferred tax asset of $0.8 million. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the deferred tax assets at December 31, 2010.

Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2010 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

Acquisitions

Sky Financial

The merger with Sky Financial was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. The impact of this acquisition was included in our consolidated results for the last six months of 2007.

Unizan

The merger with Unizan was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans and core deposits of $1.5 billion. The impact of this acquisition was included in our consolidated results for the last ten months of 2006.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth in the Market Risk section which is incorporated by reference into this item.

Item 8:	Financial Statements and Supplementary Data

Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements, which is incorporated by reference into this item.

REPORT OF MANAGEMENT

The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2010, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Stephen D. Steinour — Chairman, President, and Chief Executive Officer

Donald R. Kimble — Senior Executive Vice President and Chief Financial Officer

February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Bancshares Incorporated
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 18, 2011

Huntington Bancshares Incorporated

Consolidated Balance Sheets

	December 31,
	2010	2009
(Dollar amounts in thousands, except number of shares)

ASSETS
Cash and due from banks	$847,888	$1,521,344
Interest-bearing deposits in banks	135,038	319,375
Trading account securities	185,404	83,657
Loans held for sale (includes $754,117 and $459,719 respectively, measured at fair value)(1)	793,285	461,647
Available-for-sale and other securities	9,895,244	8,587,914
Loans and leases (includes $522,717 at December 31, 2010 measured at fair value):(2)
Commercial and industrial loans and leases	13,063,293	12,888,100
Commercial real estate loans	6,651,156	7,688,827
Automobile loans and leases	5,614,711	3,390,594
Home equity loans	7,713,154	7,562,060
Residential mortgage loans	4,500,366	4,510,347
Other consumer loans	563,827	750,735

Loans and leases	38,106,507	36,790,663
Allowance for loan and lease losses	(1,249,008)	(1,482,479)

Net loans and leases	36,857,499	35,308,184

Bank owned life insurance	1,458,224	1,412,333
Premises and equipment	491,602	496,021
Goodwill	444,268	444,268
Other intangible assets	228,620	289,098
Accrued income and other assets	2,482,570	2,630,824

Total assets	$53,819,642	$51,554,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits in domestic offices
Demand deposits — noninterest-bearing	$7,216,751	$6,907,238
Interest-bearing	34,254,807	33,229,726
Deposits in foreign offices	382,340	356,963

Deposits	41,853,898	40,493,927
Short-term borrowings	2,040,732	876,241
Federal Home Loan Bank advances	172,519	168,977
Other long-term debt (includes $356,089 at December 31, 2010, measured at fair value)(2)	2,144,092	2,369,491
Subordinated notes	1,497,216	1,264,202
Accrued expenses and other liabilities	1,130,643	1,045,825

Total liabilities	48,839,100	46,218,663

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	—	1,325,008
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507
Common stock —
Par value of $0.01 and authorized 1,500,000,000 shares	8,642	7,167
Capital surplus	7,630,093	6,731,796
Less treasury shares, at cost	(8,771)	(11,465)
Accumulated other comprehensive loss	(197,496)	(156,985)
Retained (deficit) earnings	(2,814,433)	(2,922,026)

Total shareholders’ equity	4,980,542	5,336,002

Total liabilities and shareholders’ equity	$53,819,642	$51,554,665

Common shares issued	864,195,369	716,741,249
Common shares outstanding	863,319,435	715,761,672
Treasury shares outstanding	875,934	979,577
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	362,507	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 19.

(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option. See Note 21.

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Income

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands, except per share amounts)

Interest and fee income
Loans and leases
Taxable	$1,859,495	$1,933,639	$2,447,362
Tax-exempt	6,353	10,630	2,748
Available-for-sale and other securities
Taxable	239,065	249,968	217,882
Tax-exempt	11,680	8,824	29,869
Other	28,799	35,081	100,461

Total interest income	2,145,392	2,238,142	2,798,322

Interest expense
Deposits	439,050	674,101	931,679
Short-term borrowings	3,007	2,366	42,261
Federal Home Loan Bank advances	3,121	12,882	107,848
Subordinated notes and other long-term debt	81,409	124,506	184,843

Total interest expense	526,587	813,855	1,266,631

Net interest income	1,618,805	1,424,287	1,531,691
Provision for credit losses	634,547	2,074,671	1,057,463

Net interest income after provision for credit losses	984,258	(650,384)	474,228

Service charges on deposit accounts	267,015	302,799	308,053
Mortgage banking income	175,782	112,298	8,994
Trust services	112,555	103,639	125,980
Electronic banking	110,234	100,151	90,267
Insurance income	76,413	73,326	72,624
Brokerage income	68,855	64,843	65,172
Bank owned life insurance income	61,066	54,872	54,776
Automobile operating lease income	45,964	51,810	39,851
Net gains (losses) on sales of available-for-sale and other securities	13,448	48,815	(197,370)
Impairment losses on available-for-sale and other securities:
Impairment losses on available-for-sale and other securities	9,847	(183,472)	—
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	(23,569)	124,408	—

Net impairment losses on investment securities	(13,722)	(59,064)	—
Other income	124,248	152,155	138,791

Total noninterest income	1,041,858	1,005,644	707,138

Personnel costs	798,973	700,482	783,546
Outside data processing and other services	159,248	148,095	130,226
Net occupancy	107,862	105,273	108,428
Deposit and other insurance expense	97,548	113,830	22,437
Professional services	88,778	76,366	49,613
Equipment	85,920	83,117	93,965
Marketing	65,924	33,049	32,664
Amortization of intangibles	60,478	68,307	76,894
OREO and foreclosure expense	39,049	93,899	33,455
Automobile operating lease expense	37,034	43,360	31,282
Goodwill impairment	—	2,606,944	—
Gain on early extinguishment of debt	—	(147,442)	(23,542)
Other expense	132,991	108,163	138,406

Total noninterest expense	1,673,805	4,033,443	1,477,374

Income (Loss) before income taxes	352,311	(3,678,183)	(296,008)
Provision (Benefit) for income taxes	39,964	(584,004)	(182,202)

Net income (loss)	312,347	(3,094,179)	(113,806)
Dividends on preferred shares	172,032	174,756	46,400

Net income (loss) applicable to common shares	$140,315	$(3,268,935)	$(160,206)

Average common shares — basic	726,934	532,802	366,155
Average common shares — diluted	729,532	532,802	366,155
Per common share
Net income (loss) — basic	$0.19	$(6.14)	$(0.44)
Net income (loss) — diluted	0.19	(6.14)	(0.44)
Cash dividends declared	0.0400	0.0400	0.6625

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
(All amounts in thousands,
except for per share amounts)

Year Ended December 31, 2010
Balance, beginning of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,097										(4,249)	(1,821)	(6,070)

Balance, beginning of year	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,923,847)	5,329,932
Comprehensive Income:
Net income (loss)											312,347	312,347
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold										15,320		15,320
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										(9,406)		(9,406)
Unrealized gains (losses) on cash flow hedging derivatives										(23,155)		(23,155)
Change in accumulated unrealized losses for pension and other post-retirement obligations										(19,021)		(19,021)

Total comprehensive income (loss)												276,085
Issuance of common stock					146,568	1,465	884,707					886,172
Repurchase of Preferred Series B stock	(1,398)	(1,398,071)										(1,398,071)
Preferred Series B stock discount accretion and redemption		73,063									(73,063)	—
Cash dividends declared:
Common ($0.04 per share)											(30,139)	(30,139)
Preferred Series B ($48.75 per share)											(68,156)	(68,156)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation						4	15,449					15,453
Other share-based compensation activity					886	6	482				(535)	(47)
Other							(2,341)	104	2,694		(227)	126

Balance, end of year	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
(All amounts in thousands,
except for per share amounts)

Year Ended December 31, 2009
Balance, beginning of year	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$367,364	$7,228,906

Comprehensive Income:
Net income (loss)											(3,094,179)	(3,094,179)

Cumulative effect of change in
accounting principle for other-than-
temporarily impaired debt securities										(3,541)	3,541	—
Non-credit-related impairment
recoveries (losses) on debt
securities not expected to be sold										(80,865)		(80,865)
Unrealized net gains (losses) on
available-for-sale and other
securities arising during the period,
net of reclassification for net
realized gains (losses)										188,780		188,780
Unrealized gains (losses) on cash flow hedging derivatives										14,227		14,227
Change in accumulated unrealized
losses for pension and other post-
retirement obligations										51,107		51,107

Total comprehensive income (loss)												(2,920,930)
Issuance of common stock					308,226	3,081	1,142,670					1,145,751
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Preferred Series B Stock discount accretion		16,041									(16,041)	—
Cash dividends declared:
Common ($0.04 per share)											(22,020)	(22,020)
Preferred Series B ($50.00 per share)											(69,904)	(69,904)
Preferred Series A ($85.00 per share)											(32,776)	(32,776)
Recognition of the fair value of share-based compensation							8,547					8,547
Other share-based compensation activity					471	5	635				(838)	(198)
Other		300					(4,601)	(65)	4,065		(1,138)	(1,374)

Balance, end of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

										Accumulated
	Preferred Stock									Other
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total
(All amounts in thousands,
except for per share amounts)

Year Ended December 31, 2008
Balance, beginning of year	—	$—	—	$—	367,002	$3,670	$5,237,783	(740)	$(14,391)	$(49,611)	$773,639	$5,951,090

Cumulative effect of change in accounting principle for fair value of assets and liabilities, net of tax of ($803)											1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $2,064										(3,834)		(3,834)
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $2,260											(4,654)	(4,654)

Balance, beginning of year — as adjusted	—	——	—	—	367,002	3,670	5,237,783	(740)	(14,391)	(53,445)	770,476	5,944,093
Comprehensive Loss:
Net income (loss)											(113,806)	(113,806)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains (losses)										(197,745)		(197,745)
Unrealized gains (losses) on cash flow hedging derivatives										40,085		40,085
Change in accumulated unrealized losses for pension and other post-retirement obligations										(115,588)		(115,588)

Total comprehensive gain (loss)												(387,054)
Issuance of Preferred Class B Stock	1,398	1,306,726										1,306,726
Issuance of Preferred Class A Stock			569	569,000			(18,866)					550,134
Issuance of warrants convertible to common stock							90,765					90,765
Preferred Series B stock discount accretion		1,941									(1,941)	—
Cash dividends declared:
Common ($0.6625 per share)											(242,522)	(242,522)
Preferred Class B ($6.528 per share)											(9,126)	(9,126)
Preferred Series A ($62.097 per share)											(35,333)	(35,333)
Recognition of the fair value of share-based compensation							14,091					14,091
Other share-based compensation activity					(30)	—	(874)				(199)	(1,073)
Other							(471)	(175)	(1,139)		(185)	(1,795)

Balance, end of year	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$367,364	$7,228,906

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Operating activities
Net income (loss)	$312,347	$(3,094,179)	$(113,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	2,606,944	—
Provision for credit losses	634,547	2,074,671	1,057,463
Depreciation and amortization	286,186	228,041	244,860
Change in current and deferred income taxes	161,367	(471,592)	(251,827)
Net sales (purchases) of trading account securities	(101,747)	856,112	92,976
Originations of loans held for sale	(3,864,273)	(4,786,043)	(3,063,375)
Principal payments on and proceeds from loans held for sale	3,535,550	4,667,792	3,096,129
Gain on early extinguishment of debt	—	(147,442)	(23,542)
Losses on available-for-sale and other securities	274	10,249	197,370
Other, net	(123,428)	21,709	1,081

Net cash provided by (used for) operating activities	840,823	1,966,262	1,237,329

Investing activities
Decrease (increase) in interest-bearing deposits in banks	162,913	(319,989)	(228,554)
Proceeds from:
Maturities and calls of investment securities	3,288,714	1,004,293	386,232
Sales of investment securities	4,280,518	3,585,644	555,719
Purchases of investment securities	(8,769,767)	(8,386,223)	(1,338,274)
Net proceeds from sales of loans	941,615	949,398	471,362
Net loan and lease activity, excluding sales	(2,764,575)	1,544,524	(2,358,653)
Purchases of operating lease assets	—	(119)	(226,378)
Proceeds from sale of operating lease assets	34,930	11,216	25,091
Purchases of premises and equipment	(68,200)	(49,223)	(59,945)
Proceeds from sales of other real estate	113,298	60,499	54,520
Other, net	3,770	4,619	19,172

Net cash provided by (used for) investing activities	(2,776,784)	(1,595,361)	(2,699,708)

Financing activities
Increase (decrease) in deposits	1,353,227	2,559,633	195,142
Increase (decrease) in short-term borrowings	1,128,887	(277,215)	(1,316,155)
Net proceeds from issuance of subordinated notes	297,375	—	—
Maturity/redemption of subordinated notes	(83,870)	(484,966)	(76,659)
Proceeds from Federal Home Loan Bank advances	450,000	207,394	1,865,294
Maturity/redemption of Federal Home Loan Bank advances	(446,718)	(2,627,786)	(2,360,368)
Proceeds from issuance of long-term debt	60,805	598,200	887,111
Maturity/redemption of long-term debt	(848,756)	(642,644)	(540,266)
Dividends paid on preferred stock	(107,901)	(107,262)	(23,242)
Dividends paid on common stock	(28,598)	(55,026)	(279,608)
Net proceeds from issuance of preferred stock	—	—	1,947,625
Payment to repurchase preferred stock	(1,398,071)
Net proceeds from issuance of common stock	886,172	1,135,645	—
Other, net	(47)	(198)	(1,073)

Net cash provided by (used for) financing activities	1,262,505	305,775	297,801

Increase (decrease) in cash and cash equivalents	(673,456)	676,676	(1,164,578)
Cash and cash equivalents at beginning of period	1,521,344	844,668	2,009,246

Cash and cash equivalents at end of period	$847,888	$1,521,344	$844,668

Supplemental disclosures:
Income taxes paid (refunded)	$(121,401)	$(112,412)	$69,625
Interest paid	552,955	869,503	1,282,877
Non-cash activities
Dividends accrued, paid in subsequent quarter	23,373	23,305	60,893

See Notes to Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Consolidated Financial Statements

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial, small business, and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Select financial services and other activities are also conducted in various states. International banking services are available through the headquarters office in Columbus and a limited purpose office located in Cayman Islands and another in Hong Kong.

Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest or are a VIE in which Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance or absorbs the majority of expected losses are consolidated. Huntington evaluates VIEs in which it holds a beneficial interest for consolidation. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities entity that most significantly impact the entity’s economic performance or absorb the majority of expected losses are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes minority interest liability (included in shareholders’ equity) for the equity held by others and minority interest expense (included in noninterest expense) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method and are periodically evaluated for impairment. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington uses significant estimates and employs the judgments of Management in determining the amount of its allowance for credit losses and income tax accruals and deferrals, in its fair value measurements of investment securities, derivatives, mortgage loans held for sale, MSRs, certain loans and debt carried at fair value, and in the evaluation of impairment of loans, goodwill, investment securities, and fixed assets. As with any estimate, actual results could differ from those estimates. Significant estimates are further discussed in the critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In preparing these Consolidated Financial Statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to hedge the fair value of MSRs, which are included in mortgage banking income. All other securities are classified as investment securities. Investment securities include available-for-sale securities and nonmarketable equity securities. Unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Declines in the value of debt and marketable equity securities that are considered other-than-temporary are recorded in noninterest income as securities losses.

Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI. This determination requires significant judgment. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the expected cash flows are not sufficient to recover all contractually required principal and interest payments. Furthermore, securities which fail the criteria above (1-3) must be evaluated to determine what portion of the impairment is related to credit or noncredit OTTI. For securities that Huntington does not expect to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while noncredit-related OTTI is recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). The carrying value plus any related OCI balance of sold securities is used to compute realized gains and losses. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.

Nonmarketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock. These securities are accounted for at cost, evaluated for impairment, and included in available-for-sale and other securities.

Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are subject to fair value requirements, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, loan premiums, and net loan origination fees and costs on a level-yield basis over the estimated lives of the related loans.

Loans that Huntington has the intent to sell or securitize are classified as loans held for sale. Loans held for sale (excluding loans originated or acquired with the intent to sell, which are carried at fair value) are carried at the lower of cost or fair value less cost to sell. The fair value option was elected for mortgage loans held for sale to facilitate hedging of the loans. Fair value is determined based on collateral value and prevailing market prices for loans with similar characteristics. Subsequent declines in fair value are recognized either as a charge-off or as noninterest income, depending on the length of time the loan has been recorded as loans held for sale. When a decision is made to sell a loan that was not originated or initially acquired with the intent to sell, the loan is reclassified into loans held for sale.

Huntington consolidates an automobile loan securitization in which the associated $522.7 million loan receivables and $356.1 million notes payable are held at fair value. The valuation of the loan receivables and notes payable are evaluated on a quarterly basis with any market value changes recorded in noninterest income. The key assumptions used to determine the fair value of the automobile loans included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. The notes payable are valued based on interest rates for similar financial assets.

Residual values on leased automobiles and equipment are evaluated quarterly for impairment. Impairment of the residual values of direct financing leases is recognized by writing the leases down to fair value with a charge to other noninterest expense. Residual value losses arise if the expected fair value at the end of the lease term is less than the residual value recorded at the lease origination, net of estimated amounts reimbursable by the lessee. Future declines in the expected residual value of the leased equipment would result in expected losses of the leased equipment.

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

Sold Loans and Leases — Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold. To determine the fair value, Huntington uses an option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate and, therefore, the timing and magnitude of the cash flows associated with the MSR. Expected mortgage loan prepayment assumptions are derived from a third party model. Management believes these prepayment assumptions are consistent with assumptions used by other market participants valuing similar MSRs. The servicing rights are recorded in accrued income and other assets in the Consolidated Balance Sheets. Servicing revenues on mortgage and automobile loans are included in mortgage banking income and other noninterest income, respectively.

Accrued Income and Mortgage Banking Activities — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the Consolidated Balance Sheets, only when purchased or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.

At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if the Company will engage in actively hedging the asset or recorded using the amortization method if no active hedging will be performed. Any change in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded in mortgage banking income, which is reflected in the Consolidated Statements of Income. Huntington hedges the value of MSRs using derivative instruments and trading account securities. Changes in fair value of these derivatives and trading account securities are reported as a component of mortgage banking income.

ACL — Huntington maintains two reserves, both of which reflect Management’s judgment regarding the adequate level necessary to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change.

The adequacy of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the adequacy of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of CRE loans, particularly loans secured by retail properties; and the amount of C&I loans to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance. Management’s determinations regarding the adequacy of the ACL are reviewed and approved by the Company’s board of directors.

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans.

The ALLL consists of two components: (1) the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each C&I and CRE loan greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. This loan grading system incorporates a probability-of-default (PD) factor and a loss-given-default (LGD) factor. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

The general reserve consists of economic reserve and risk-profile reserve components. The economic reserve component considers the potential impact of changing market and economic conditions on portfolio performance. The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

NALs and Past Due Loans and Leases — Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. With the exception of loans where the borrower has declared bankruptcy, all classes within the C&I and CRE portfolios are placed on nonaccrual status no later than when the loan is 90-days past due. The residential mortgage portfolio and both classes of the home equity portfolio are placed on nonaccrual status at 180 days, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. Automobile and other consumer loans are not placed on nonaccrual status, but are charged-off when the loan is 120-days past due. Any loan in any portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

Classes are generally disaggregations of a portfolio. For ACL purposes, the Company’s portfolios are: C&I, CRE, Automobile loans and leases, Residential mortgages, Home equity, and other consumer loans. The classes within the C&I portfolio are: owner occupied and nonowner occupied. The classes within the CRE portfolio are: Retail properties, Multi-family, Office, Industrial and Warehouse, and Other CRE. The classes within the home equity portfolio are: first-lien loans and second-lien loans. The automobile loans and leases, residential mortgage, and other consumer loan portfolios are not further segregated into classes.

For all classes within all loan portfolios, cash receipts received on NALs are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.

Regarding all classes within the C&I and CRE portfolios, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan has been brought current with respect to principal and interest, the loan or lease is returned to accrual status. Regarding all classes within all consumer loan portfolios, a NAL is returned to accrual status when the loan has been brought to less than 180 days past due with respect to principal and interest.

Charge-off of Uncollectible Loans — C&I and CRE loans are either charged-off or written down to fair value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. Residential mortgages are either charged-off or written down to fair value when the loan has been foreclosed and the balance exceeds the market value of the collateral. Home equity loans are either charged-off or written down to fair value, when it is determined that there is not sufficient equity in the loan to cover our position. Any loan in any portfolio may be charged-off prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Impaired Loans — For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment.

Once a loan has been identified for an assessment of impairment, the loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. This determination requires significant judgment and use of estimates, and the eventual outcome may differ significantly from those estimates.

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or, as a practical expedient, the observable market price of the loan or lease, or the fair value of the collateral if the loan or lease is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral-dependent loan, Huntington will adjust the specific reserve if there is a significant change in either of those bases.

When a loan within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due. If receipt of principal and interest is in doubt when contractually due, interest income is not recognized. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

OREO — OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, and is carried at the lower of cost or fair value. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. Gains or losses resulting from the sale of OREO are recognized in noninterest expense at the date of sale.

Resell and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Huntington as in accordance with the agreement.

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

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 20 years, respectively. Land improvements and furniture and fixtures are depreciated over 10 years, while equipment is depreciated over a range of three to seven years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the lease term, including any renewal periods for which renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Bank Owned Life Insurance — Huntington’s bank owned life insurance policies are carried at their cash surrender value. Huntington recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits. A portion of cash surrender value is supported by holdings in separate accounts. Huntington has also purchased insurance for these policies to provide protection of the value of the holdings within these separate accounts. The value of the underlying holdings in the separate accounts covered by these insurance policies exceeds the cash surrender value of the policies by approximately $0.5 million at December 31, 2010.

Derivative Financial Instruments — A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements.

Derivative financial instruments are recorded in the Consolidated Balance Sheet as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value, with changes to fair value recorded through earnings unless specific criteria are met to account for the derivative using hedge accounting.

Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheet with changes in fair value reflected in mortgage banking revenue. Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.

For those derivatives to which hedge accounting is applied, Huntington formally documents the hedging relationship and the risk management objective and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument and how ineffectiveness will be measured. The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For specifically designated fair value hedges of certain fixed-rate debt, Huntington utilizes the short-cut method when certain criteria are met. For other fair value hedges of fixed-rate debt, including certificates of deposit, Huntington utilizes the regression method to evaluate hedge effectiveness on a quarterly basis. For fair value hedges of portfolio loans, the regression method is used to evaluate effectiveness on a daily basis. For cash flow hedges, the regression method is applied on a quarterly basis. For hedging relationships that are designated as fair value hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item. For cash flow hedges, changes in the fair value of the derivative are, to the extent that the hedging relationship is effective, recorded in OCI and subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. Any portion of a hedge that is ineffective is recognized immediately in other noninterest income. When a cash flow hedge is discontinued because the originally forecasted transaction is not probable of occurring, any net gain or loss in OCI is recognized immediately in other noninterest income.

Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. Huntington considers the value of collateral held and collateral provided in determining the net carrying value of derivatives.

Advertising Costs — Advertising costs are expensed as incurred and recorded as a marketing expense, a component of noninterest expense.

Income Taxes — Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Any interest or penalties due for payment of income taxes are included in the provision for income taxes. To the extent that we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed when determining how much of a valuation allowance is recognized on a quarterly basis. In determining the requirements for a valuation allowance, sources of possible taxable income are evaluated including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in appropriate carryback years, and tax-planning strategies. Huntington applies a more likely than not recognition threshold for all tax uncertainties. Huntington reviews the tax positions quarterly.

Stock Repurchases — Acquisitions of Huntington stock are recorded at cost. The re-issuance of shares is recorded at weighted-average cost.

Share-Based Compensation — Huntington uses the fair value recognition concept relating to its share-based compensation plans. Compensation expense is recognized based on the fair value of unvested stock options and awards over the requisite service period.

Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires Management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment. Changes are made in these methodologies utilized for certain balance sheet and income statement allocations performed by Huntington’s management reporting system, as appropriate.

Statement of Cash Flows — Cash and cash equivalents are defined as Cash and due from banks which includes amounts on deposit with the Federal Reserve and federal funds sold and securities purchased under resale agreements.

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

FASB Accounting Standards Codification (ASC) Topic 810 — Consolidation (Statement No. 167, Amendments to FASB Interpretation No. 46R) (ASC 810) This accounting guidance was originally issued in June 2009 and is now included in ASC 810. The guidance amends the consolidation guidance applicable for VIE. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, and early adoption was prohibited. Huntington previously transferred automobile loans to a trust in a securitization transaction. With adoption of the amended guidance, the trust was consolidated as of January 1, 2010. Huntington elected the fair value option under ASC 825, Financial Instruments, for both the auto loans and the related debt obligations. Total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to OCI and retained earnings of $6.1 million was recorded. Based upon the current regulatory requirements, the consolidation of the trust resulted in a slight decrease to risk weighted capital ratios. (See Note 21 for more information on the consolidation of the trust).

Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010. (See Note 19).

Accounting Standards Update (ASU) 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how Huntington develops its ACL and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 6).

3.	LOANS AND LEASES

Direct Financing Leases

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans, and on automobiles. Net investments in lease financing receivables by category at December 31 were as follows:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

Commercial and industrial
Lease payments receivable	$748,377	$934,470
Estimated residual value of leased assets	94,665	54,635

Gross investment in commercial lease financing receivables	843,042	989,105
Net deferred origination costs	2,472	3,207
Unearned income	(109,962)	(109,090)

Total net investment in commercial lease financing receivables	$735,552	$883,222

Consumer
Lease payments receivable	$22,063	$91,099
Estimated residual value of leased assets	47,050	171,610

Gross investment in consumer lease financing receivables	69,113	262,709
Net deferred origination fees	(95)	(384)
Unearned income	(3,788)	(16,060)

Total net investment in consumer lease financing receivables	$65,230	$246,265

The future lease rental payments due from customers on direct financing leases at December 31, 2010, totaled $0.8 billion and were as follows: $0.3 billion in 2011; $0.2 billion in 2012; $0.1 billion in 2013; $0.1 billion in 2014; and $0.1 billion in 2015 and thereafter.

Franklin relationship

Franklin is a specialty consumer finance company primarily engaged in servicing residential mortgage loans. On March 31, 2009, Huntington entered into a transaction with Franklin whereby a Huntington wholly-owned REIT subsidiary (REIT) exchanged a noncontrolling amount of certain equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub), a wholly-owned subsidiary of Franklin. This was accomplished by merging Merger Sub into a wholly-owned subsidiary of REIT. Merger Sub’s sole assets were two trust participation certificates evidencing 83% ownership rights in a newly created trust, Franklin Mortgage Asset Trust 2009-A (Franklin 2009 Trust) which held all the underlying consumer loans and OREO that were formerly collateral for the Franklin commercial loans. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for the Franklin commercial loans.

Franklin 2009 Trust is a variable interest entity and, as a result of Huntington’s 83% participation certificates, Franklin 2009 Trust was consolidated into Huntington’s financial results. The consolidation was recorded as a business combination with the fair value of the equity interests issued to Franklin representing the acquisition price.

ASC 310-30 provides guidance for accounting for acquired loans, such as these, that have experienced a deterioration of credit quality at the time of acquisition for which it is probable the investor will be unable to collect all contractually required payments.

The following table presents a rollforward of the accretable discount from the beginning of the period to the end of the period:

	2010	2009
(Dollar amounts in thousands)

Balance at January 1,	$35,286	$—
Impact of Franklin restructuring on March 31, 2009	—	39,781
Accretion	(1,773)	(4,495)
Reclassification to nonaccretable difference(1)	(7,460)	—
Transfer to loans held for sale	(26,053)	—

Balance at December 31,	$—	$35,286

(1)	Result of the reclassification of loans to nonaccrual status.

In 2010, we sold our portfolio of Franklin-related loans to third parties. During the year-ended December 31, 2010, we recorded $87.0 million of Franklin-related provision for credit losses and NCOs, of which $75.5 million related to the loan sales. At December 31, 2010, the only nonperforming Franklin-related assets remaining were $9.5 million of OREO properties, which have been marked to the lower of cost or fair value less costs to sell. At December 31, 2009, $338.5 million of nonperforming Franklin-related assets were outstanding. Additionally, the equity interests in the REIT held by Franklin remain outstanding and pledged as collateral for the Franklin commercial loans at December 31, 2010.

In accordance with ASC 805, at March 31, 2009, Huntington has recorded a net deferred tax asset of $159.9 million related to the difference between the tax basis and the book basis in the acquired assets. Because the acquisition price, represented by the equity interests in the Huntington wholly-owned subsidiary, was equal to the fair value of the 83% interest in the Franklin 2009 Trust participant certificate, no goodwill was created from the transaction. The recording of the net deferred tax asset resulted in a bargain purchase under ASC 805, and, therefore, was recorded as tax benefit in the 2009 first quarter. On March 31, 2010, the net deferred tax asset increased by $43.6 million as a result of the acquired assets no longer being subject to the limitations of Internal Revenue Code (IRC) Section 382. In general, the limitations under IRC Section 382 apply to bad debt deductions, but IRC Section 382 only applies to bad debt deductions recognized within one year of acquisition. Any bad debt deductions recognized after March 31, 2010, would not be limited by IRC Section 382.

Pledged Loans and Leases

At December 31, 2010, $9.7 billion of commercial and industrial loans and home equity loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank, and $7.8 billion of real estate loans were pledged to secure advances from the Federal Home Loan Bank.

4.	AVAILABLE-FOR-SALE AND OTHER SECURITIES

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2010 and 2009.

		Unrealized
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
(Dollar amounts in thousands)

December 31, 2010
U.S. Treasury	$52,425	$—	$(644)	$51,781
Federal agencies:
Mortgage-backed securities	4,733,831	71,901	(51,328)	4,754,404
TLGP securities	181,680	1,787	—	183,467
Other agencies	2,070,722	4,874	(17,220)	2,058,376

Total U.S. government backed securities	7,038,658	78,562	(69,192)	7,048,028
Municipal securities	456,044	6,154	(6,483)	455,715
Private-label CMO	134,509	1,236	(13,820)	121,925
Asset-backed securities(1)	1,341,407	6,563	(140,848)	1,207,122
Other securities	1,081,982	388	(19,916)	1,062,454

Total available-for-sale and other securities	$10,052,600	$92,903	$(250,259)	$9,895,244

(1)	Amounts at December 31, 2010 include securities backed by automobile loans with a fair value of $509 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

		Unrealized
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
(Dollar amounts in thousands)

December 31, 2009
U.S. Treasury	$99,735	$—	$(581)	$99,154
Federal agencies:
Mortgage-backed securities	3,444,436	44,835	(9,163)	3,480,108
TLGP securities	258,672	2,037	(321)	260,388
Other agencies	2,724,815	6,346	(4,158)	2,727,003

Total U.S. government backed securities	6,527,658	53,218	(14,223)	6,566,653
Municipal securities	118,447	6,424	(86)	124,785
Private-label CMO	534,377	99	(57,157)	477,319
Asset-backed securities(2)	1,128,474	7,709	(155,867)	980,316
Other securities	439,132	296	(587)	438,841

Total available-for-sale and other securities	$8,748,088	$67,746	$(227,920)	$8,587,914

(2)	Amounts at December 31, 2009 include securities backed by automobile loans with a fair value of $309.4 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank, and securities with a fair value of $161.0 million backed by student loans with a minimum 97% government guarantee.

Other securities at December 31, 2010 and 2009 include $165.6 million and $240.6 million, respectively, of stock issued by the FHLB of Cincinnati, $37.4 million and $45.7 million, respectively, of stock issued by the FHLB of Indianapolis, and $105.7 million and $90.4 million, of Federal Reserve Bank stock, respectively. Other securities also include corporate debt and marketable equity securities. Nonmarketable equity securities are valued at amortized cost. At December 31, 2010 and 2009, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at December 31, 2010 and 2009.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollar amounts in thousands)

December 31, 2010
U.S. Treasury	$51,781	$(644)	$—	$—	$51,781	$(644)
Federal Agencies:
Mortgage-backed securities	1,424,431	(51,328)	—	—	1,424,431	(51,328)
TLGP securities	—	—	—	—	—	—
Other agencies	1,217,074	(17,134)	4,771	(86)	1,221,845	(17,220)

Total U.S. Government
backed securities	2,693,286	(69,106)	4,771	(86)	2,698,057	(69,192)
Municipal securities	201,370	(6,363)	3,700	(120)	205,070	(6,483)
Private label CMO	—	—	85,617	(13,820)	85,617	(13,820)
Asset-backed securities	214,983	(2,129)	146,866	(138,719)	361,849	(140,848)
Other securities	655,869	(19,125)	41,218	(791)	697,087	(19,916)

Total temporarily impaired securities	$3,765,508	$(96,723)	$282,172	$(153,536)	$4,047,680	$(250,259)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollar amounts in thousands)

December 31, 2009
U.S. Treasury	$99,154	$(581)	$—	$—	$99,154	$(581)
Federal Agencies
Mortgage-backed securities	1,324,960	(9,163)	—	—	1,324,960	(9,163)
TLGP securities	49,675	(321)	—	—	49,675	(321)
Other agencies	1,443,309	(4,081)	6,475	(77)	1,449,784	(4,158)

Total U.S. Government
backed securities	2,917,098	(14,146)	6,475	(77)	2,923,573	(14,223)
Municipal securities	3,993	(7)	3,741	(79)	7,734	(86)
Private label CMO	15,280	(3,831)	452,439	(53,326)	467,719	(57,157)
Asset-backed securities	236,451	(8,822)	207,581	(147,045)	444,032	(155,867)
Other securities	39,413	(372)	410	(215)	39,823	(587)

Total temporarily impaired securities	$3,212,235	$(27,178)	$670,646	$(200,742)	$3,882,881	$(227,920)

Contractual maturities of investment securities as of December 31 were:

	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Dollar amounts in thousands)

Under 1 year	$335,192	$337,715	$162,238	$164,768
1 — 5 years	3,540,183	3,510,490	3,278,176	3,279,359
6 — 10 years	1,128,657	1,139,727	1,013,065	1,019,152
Over 10 years	4,685,902	4,545,304	3,863,487	3,694,008
Nonmarketable equity securities	308,722	308,722	376,640	376,640
Marketable equity securities	53,944	53,286	54,482	53,987

Total available-for-sale and other securities	$10,052,600	$9,895,244	$8,748,088	$8,587,914

At December 31, 2010, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $4.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2010.

The following table is a summary of securities gains and losses for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
(Dollar amounts in thousands)

Gross gains on sales of securities	$28,992	$59,762	$9,364
Gross (losses) on sales of securities	(15,544)	(10,947)	(10)

Net gain (loss) on sales of securities	13,448	48,815	9,354
OTTI recorded — pre adoption(1)	—	(3,937)	(206,724)
OTTI recorded — post adoption(1)	(13,722)	(55,127)	—

Net OTTI recorded	(13,722)	(59,064)	(206,724)

Total securities gain (loss)	$(274)	$(10,249)	$(197,370)

(1)	Huntington adopted the current OTTI provisions of ASC Topic 320 on April 1, 2009.

Huntington applied the related OTTI guidance as further described in Note 1 on the debt security types listed below.

Alt-A mortgage-backed and private-label CMO securities represent securities collateralized by first-lien residential mortgage loans. The securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model used inputs such as estimated prepayment speeds, losses, recoveries, default rates that were implied by the underlying performance of collateral in the structure or similar structures, discount rates that were implied by market prices for similar securities, collateral structure types, and house price depreciation/appreciation rates that were based upon macroeconomic forecasts.

Pooled-trust-preferred securities represent CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consisted of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis was used to estimate fair values and assess impairment for each security within this portfolio. We engaged a third party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.

For the period ended December 31, 2010 and 2009, the following tables summarize by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above.

	Year Ended December 31, 2010
	Alt-A	Pooled-	Private
	Mortgage-Backed	Trust-Preferred	Label CMO	Total
(Dollar amounts in thousands)

Total OTTI recoveries (losses) (unrealized and realized)	$566	$1,254	$8,046	$9,866
Unrealized OTTI (recoveries) losses recognized in OCI	(2,198)	(6,176)	(15,195)	(23,569)

Net impairment losses recognized in earnings	$(1,632)	$(4,922)	$(7,149)	$(13,703)

	Year Ended December 31, 2009(1)
	Alt-A	Pooled-	Private
	Mortgage-Backed	Trust-Preferred	Label CMO	Total
(Dollar amounts in thousands)

Total OTTI (losses) recoveries (unrealized and realized)	$(16,906)	$(131,902)	$(30,727)	$(179,535)
Unrealized OTTI losses (recoveries) recognized in OCI	6,186	93,491	24,731	124,408

Net impairment losses recognized in earnings	$(10,720)	$(38,411)	$(5,996)	$(55,127)

(1)	Huntington adopted the updated OTTI provisions on April 1, 2009. Amounts represent activity from adoption date through December 31, 2009.

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the years ended December 31, 2010 and 2009 as follows:

	Year Ended December 31,
	2010	2009(1)
(Dollar amounts in thousands)

Balance, beginning of year	$124,408	$—
Reductions from sales	(12,907)	—
Credit losses not previous recognized	30,215	128,892
Change in expected cash flows	(49,802)	(11,201)
Additional credit losses	8,924	6,717

Balance, end of year	$100,838	$124,408

(1)	Huntington adopted the updated OTTI provisions on April 1, 2009. Amounts represent activity from adoption date through December 31, 2009.

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2010 and 2009 as follows.

	Year Ended December 31,
	2010	2009(1)
(Dollar amounts in thousands)

Balance, beginning of year	$53,801	$—
Reductions from sales	(12,968)	(1,326)
Credit losses not previous recognized	2,381	55,127
Additional credit losses	11,322	—

Balance, end of year	$54,536	$53,801

(1)	Huntington adopted the updated OTTI provisions on April 1, 2009. Amounts represent activity from adoption date through December 31, 2009.

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at December 31, 2010.

As of December 31, 2010, Management has evaluated all other investment securities with unrealized losses and all nonmarketable securities for impairment and concluded no additional OTTI is required.

5.	LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

For the years ended December 31, 2010, 2009, and 2008, Huntington sold $3.9 billion, $4.3 billion, and $2.8 billion of residential mortgage loans with servicing retained, resulting in net pretax gains of $106.5 million, $87.2 million, and $27.8 million, respectively, recorded in other noninterest income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio. At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether or not Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if the Company will actively engage in hedging the asset and recorded using the amortization method if no active hedging will be performed. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the consolidated statements of income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2010 and 2009:

Fair Value Method	2010	2009
(Dollar amounts in thousands)

Fair value, beginning of year	$176,427	$167,438
New servicing assets created	—	23,074
Change in fair value during the period due to:
Time decay(1)	(5,359)	(6,798)
Payoffs(2)	(32,668)	(38,486)
Changes in valuation inputs or assumptions(3)	(12,721)	34,305
Other changes	—	(3,106)

Fair value, end of year	$125,679	$176,427

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method	2010	2009
(Dollar amounts in thousands)

Carrying value, beginning of year	$38,165	$—
New servicing assets created	41,489	40,452
Amortization and other	(9,138)	(2,287)

Carrying value, end of year	$70,516	$38,165

Fair value, end of year	$87,461	$43,769

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

A summary of key assumptions and the sensitivity of the MSR value at December 31, 2010 to changes in these assumptions follows:

		Decline in Fair Value Due to
		10%	20%
		Adverse	Adverse
	Actual	Change	Change
(Dollar amounts in thousands)

Constant prepayment rate	10.74%	$(7,235)	$(13,311)
Spread over forward interest rate swap rates	511 bps	(2,791)	(5,583)

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

Total servicing fees included in mortgage banking income amounted to $48.1 million, $48.5 million, and $45.6 million in 2010, 2009, and 2008, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.9 billion, $16.0 billion, and $15.8 billion at December 31, 2010, 2009, and 2008, respectively.

Automobile Loans and Leases

With the adoption of amended accounting guidance for the consolidation of VIEs on January 1, 2010, Huntington consolidated a trust containing automobile loans. As a result of this consolidation, total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to OCI and retained earnings of $6.1 million was recorded. (See Note 21 for more information regarding the consolidation of the 2009 Trust)

Automobile loan servicing rights are accounted for under the amortization method. A servicing asset is established at fair value at the time of the sale using the following assumptions: actual servicing income of 0.55% — 1.00%, adequate compensation for servicing of 0.50% — 0.65%, other ancillary fees of approximately 0.37% — 0.50%, a discount rate of 2% — 10% and an estimated return on payments prior to remittance to investors. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2010 and 2009, and the fair value at the end of each period were as follows:

	2010		2009
(Dollar amounts in thousands)

Carrying value, beginning of year	$12,912		$1,656
New servicing assets created	—		19,538
Amortization and other	(12,815	)(1)	(8,282)

Carrying value, end of year	$97		$12,912

Fair value, end of year	$278		$14,985

(1)	Included a $12.4 million reduction related to the consolidation of the VIE as noted above.

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.5 million, $6.4 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.1 billion, $1.1 billion, and $0.5 billion at December 31, 2010, 2009 and 2008, respectively.

6.	ALLOWANCE FOR CREDIT LOSSES

The Company maintains two reserves, both of which are available to absorb probable credit losses: the ALLL and the AULC. When summed together, these reserves constitute the ACL. A summary of the transactions in the ACL and details regarding impaired loans and leases follows for the three years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Allowance for loan and leases losses, beginning of year (ALLL)	$1,482,479	$900,227	$578,442
Loan charge-offs	(1,003,907)	(1,561,378)	(806,330)
Recoveries of loans previously charged-off	129,433	84,791	48,263

Net loan and lease charge-offs	(874,474)	(1,476,587)	(758,067)

Provision for loan and lease losses	641,299	2,069,931	1,067,789
Economic reserve transfer	—	—	12,063
Allowance for assets sold and securitized	(296)	(9,188)	—
Allowance for loans transferred to loans held for sale	—	(1,904)	—

Allowance for loan and lease losses, end of year	$1,249,008	$1,482,479	$900,227

Allowance for unfunded loan commitments and letters of credit, beginning of year (AULC)	$48,879	$44,139	$66,528
(Reduction in) provision for unfunded loan commitments and letters of credit losses	(6,752)	4,740	(10,326)
Economic reserve transfer	—	—	(12,063)

Allowance for unfunded loan commitments and letters of credit, end of year	$42,127	$48,879	$44,139

Total allowance for credit losses (ACL)	$1,291,135	$1,531,358	$944,366

Recorded balance of impaired loans, at end of year(1):
With specific reserves assigned to the loan and lease balances(2)	$825,292	$873,215	$1,122,575
With no specific reserves assigned to the loan and lease balances	94,290	221,384	75,799

Total	$919,582	$1,094,599	$1,198,374

Average balance of impaired loans for the year(1)	$1,064,235	$1,010,044	$1,369,857
Allowance for loan and lease losses on impaired loans(1)	143,860	175,442	301,457

(1)	2010 and 2009 includes impaired C&I and CRE loans with outstanding balances greater than $1 million. 2008 includes impaired C&I and CRE loans with outstanding balances greater than $1 million for business-banking loans, and $500,000 for all other loans. A loan is impaired when it is probable that Huntington will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recovery of the investment in impaired loans with no specific reserves generally is expected from the sale of collateral, net of costs to sell that collateral.

(2)	As a result of the troubled debt restructuring, the loans to Franklin of $0.7 billion are included in impaired loans at the end of 2008.

The following table presents ALLL activity by portfolio segment for the year ended December 31, 2010:

	Commercial		Automobile
	and	Commercial	Loans and	Home	Residential	Other
	Industrial	Real Estate	Leases	Equity(1)	Mortgage(2)	Consumer	Total
(Dollar amounts in thousands)

Allowance for Loan and Lease Losses:
Balance at January 1, 2010:	$492,205	$751,875	$57,951	$102,039	$55,903	$22,506	$1,482,479
Loan charge-offs	(316,771)	(303,995)	(46,308)	(140,831)	(163,427)	(32,575)	(1,003,907)
Recoveries of loans previously charged-off	61,839	28,433	19,736	1,458	10,532	7,435	129,433
Provision for loan and lease losses	103,341	111,938	18,109	187,964	190,577	29,370	641,299
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(296)	—	(296)

Balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

Portion of ending balance:
Individually evaluated for impairment	$63,307	$65,130	$1,477	$1,498	$11,780	$668	$143,860
Collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

Total ALLL evaluated for impairment	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at December 31, 2010:

(Dollar amounts in millions)
Ending balance	$13,063	$6,651	$5,615	$7,713	$4,500	$564	$38,106
Portion of ending balance:
Individually evaluated for impairment	198	311	30	37	334	10	920
Collectively evaluated for impairment	12,865	6,340	5,585	7,676	4,166	554	37,186

Total loans evaluated for impairment	$13,063	$6,651	$5,615	$7,713	$4,500	$564	$38,106

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Portfolio loans purchased (during 2010)	—	—	—	—	—	—	—
Portfolio loans with ALLL sold or transferred to loans held for sale (during 2010)	—	—	—	—	311	—	311
Portfolio loans without ALLL sold or transferred to loans held for sale (during 2010)(3)	124	137	—	48	505	—	814

(1)	Reflects $21 million of Franklin-related net charge-offs.

(2)	Reflects $71 million of Franklin-related net charge-offs.

(3)	Reflects $323 million of Franklin-related loans.

The credit quality indicator presented for all classes within the C&I and CRE portfolios is the UCS classification. This classification is a widely-used and standard system representing the degree of risk of nonpayment. The categories presented in the following table are:

Pass = Commercial loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

OLEM = Commercial loans categorized as OLEM are potentially weak. The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect the Company’s position in the future.

Substandard = Commercial loans categorized as Substandard are inadequately protected by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely that the Company will sustain some loss if any identified weaknesses are not mitigated.

Doubtful = Commercial loans categorized as Doubtful have all of the weaknesses inherent in those loans classified as Substandard, with the added elements of the full collection of the loan is improbable and that the possibility of loss is high.

Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized. Commercial loans categorized as Substandard or Doubtful are considered Classified.

The indicator presented for all classes within the automobile loan, home equity, residential mortgage, and other consumer loan portfolios is the FICO credit bureau score. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is the world’s most used credit score and represents the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the better the odds of repayment and therefore, an indicator of lower credit risk.

The following table presents loan and lease balances by credit quality indicator as of December 31, 2010.

	Credit Risk Profile by UCS classification
	Pass	OLEM	Substandard	Doubtful	Total
(Dollar amounts in thousands)

December 31, 2010
Commercial and Industrial:
Owner occupied	$3,265	$159	$393	$6	$3,823
Other commercial and industrial	8,435	265	525	15	9,240

Total C&I	$11,700	$424	$918	$21	$13,063
Commercial real estate:
Retail properties	$1,284	$128	$350	$—	$1,762
Multi family	899	79	144	—	1,122
Office	868	122	133	—	1,123
Industrial and warehouse	668	72	113	—	853
Other commercial real estate	1,221	88	481	1	1,791

Total CRE	$4,940	$489	$1,221	$1	$6,651

	Credit Risk Profile by FICO score(1)
	750+	650-749	<650	Other(2)	Total

Automobile loans and leases	$2,516	$2,267	$725	$107	$5,615
Home equity loans and lines-of-credit:
Secured by first-lien	1,644	1,082	314	1	3,041
Secured by second-lien	2,224	1,768	679	1	4,672
Residential mortgage	1,978	1,580	796	146	4,500
Other consumer loans	207	235	102	20	564

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

The following table presents loans and leases on nonaccrual status by loan class at December 31, 2010.

(Dollar amounts in thousands)

December 31, 2010
Commercial and Industrial:
Owner occupied	$139
Other commercial and industrial	208

Total C&I	$347
Commercial real estate:
Retail properties	$97
Multi family	45
Office	48
Industrial and warehouse	40
Other commercial real estate	134

Total CRE	$364
Automobile loans and leases	$—
Home equity loans and lines-of-credit:
Secured by first-lien	10
Secured by second-lien	12
Residential mortgage	45
Other consumer loans	—

Total nonaccrual loans	$778

The following table presents an aging analysis of loans and leases as of December 31, 2010:

						Total	90 or More Days
	Past Due					Loans and	Past Due and
	30-59 Days	60-89 Days	90 or More Days	Total	Current	Leases	Accruing
(Dollar amounts in thousands)

December 31, 2010
Commercial and Industrial:
Owner occupied	$16	$9	$80	$105	$3,718	$3,823	$—
Other commercial and industrial	35	36	110	181	9,059	9,240	—

Total C&I	$51	$45	$190	$286	$12,777	$13,063	$—
Commercial real estate:
Retail properties	$24	$1	$73	$98	$1,665	$1,763	$—
Multi family	9	8	32	49	1,073	1,122	—
Office	21	6	36	63	1,060	1,123	—
Industrial and warehouse	4	8	13	25	828	853	—
Other commercial real estate	47	8	90	145	1,645	1,790	—

Total CRE	$105	$31	$244	$380	$6,271	$6,651	$—
Automobile loans and leases	$48	12	$8	$68	$5,547	$5,615	$8
Home equity loans and lines-of-credit:
Secured by first-lien	15	8	19	42	2,999	3,041	8
Secured by second-lien	36	17	27	80	4,592	4,672	16
Residential mortgage	115	58	197	370	4,130	4,500	152
Other consumer loans	7	2	3	12	552	564	2

The following table presents impaired loan information:

				Year Ended
	December 31, 2010			December 31, 2010
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
	Balance	Balance	Allowance	Balance	Recognized
(Dollar amounts in millions)

With no related allowance recorded:
Commercial and Industrial:
Owner occupied	$13.8	$26.6	$—	$8.5	$—
Other commercial and industrial	11.1	22.7	—	14.0	0.1

Total C&I	$24.9	$49.3	$—	$22.5	$0.1
Commercial real estate:
Retail properties	$32.0	$67.5	$—	$43.0	$0.1
Multi family	5.1	5.7	—	3.5	0.1
Office	2.3	3.6	—	6.8	—
Industrial and warehouse	3.3	6.9	—	7.4	—
Other commercial real estate	26.7	58.9	—	38.0	0.2

Total CRE	$69.4	$142.6	$—	$98.7	$0.4
Automobile loans and leases	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Secured by first-lien	—	—	—	—	—
Secured by second-lien	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and Industrial:
Owner occupied	$64.0	$85.3	$14.3	$51.6	$0.1
Other commercial and industrial	109.2	154.4	49.0	156.5	0.4

Total C&I	$173.2	$239.7	$63.3	$208.1	$0.5
Commercial real estate:
Retail properties	$74.7	$120.1	$14.8	$114.3	$0.8
Multi family	38.8	39.3	7.8	55.4	0.4
Office	26.6	31.3	9.5	30.3	—
Industrial and warehouse	34.6	44.2	10.5	59.0	0.3
Other commercial real estate	66.6	104.4	22.5	113.4	—

Total CRE	$241.3	$339.3	$65.1	$372.4	$1.5
Automobile loans and leases	$29.7	$29.7	$1.5	$26.3	$2.3
Home equity loans and lines-of-credit:
Secured by first-lien	20.5	20.6	0.5	16.7	0.7
Secured by second-lien	16.7	17.1	1.0	17.1	0.6
Residential mortgage	334.2	347.6	11.8	293.3	12.2
Other consumer loans	9.7	9.7	0.7	9.2	0.8

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of 2009, Huntington reorganized its internal reporting structure. The Regional Banking reporting unit, which through March 31, 2009 had been managed geographically, became managed on a product segment approach. Regional Banking was divided into Retail and Business Banking, Commercial Banking, and Commercial Real Estate segments. Regional Banking goodwill was assigned to the new reporting units affected using a relative fair value allocation. Automobile Finance and Dealer Services (AFDS), Private Financial Group (PFG), and Treasury / Other remained essentially unchanged.

In late 2010, Huntington again reorganized its internal reporting structure. Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. The primary changes to the business segments were: (1) the AFDS and Commercial Real Estate segments were combined into one segment, (2) the Home Lending area moved from the Retail and Business Banking segment to the PFG segment, (3) the PFG segment was renamed Wealth Advisors, Government Finance, and Home Lending (WGH), and (4) the insurance business area moved from WGH to Treasury / Other.

A rollforward of goodwill by business segment for the years ended December 31, 2010 and 2009, including the reallocation noted above, was as follows:

		Retail &		Auto Finance
	Regional	Business	Commercial	& Commercial		Treasury/	Huntington
	Banking	Banking	Banking	Real Estate	WGH	Other	Consolidated
(Dollar amounts in thousands)

Balance, January 1, 2009	$2,888,344	$—	$—	$—	$153,178	$13,463	$3,054,985
Impairment, March 31, 2009	(2,573,818)	—	—	—	(28,895)	—	(2,602,713)
Reallocation of goodwill	(314,526)	309,518	5,008	—	—	—	—

Balance, April 1, 2009	—	309,518	5,008	—	124,283	13,463	452,272
Goodwill acquired during the period	—	620	—	—	—	—	620
Impairment	—	—	—	—	—	(4,231)	(4,231)
Other adjustments	—	—	—	—	—	(4,393)	(4,393)

Balance, December 31, 2009	$—	$310,138	$5,008	$—	$124,283	$4,839	$444,268

Reallocation of goodwill		(23,314)	11,161	—	(25,332)	37,485	—

Balance, December 31, 2010	$—	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2010, we performed interim evaluations of our goodwill balances at March 31 and June 30, as well as our annual goodwill impairment assessment as of October 1. The interim and annual assessments were based on our reporting units at that time. No impairment was recorded in 2010.

During the first quarter of 2009, Huntington experienced a sustained decline in its stock price, which was primarily attributable to the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions as well as uncertainty related to increased regulatory supervision and intervention. Huntington determined that these changes would more likely than not reduce the fair value of certain reporting units below their carrying amounts. Therefore, Huntington performed a goodwill impairment test, which resulted in a goodwill impairment charge of $2.6 billion in the 2009 first quarter. An impairment charge of $4.2 million was recorded in the 2009 second quarter related to a small payments-related business sold in July 2009. Huntington concluded that no other goodwill impairment was required during 2009.

Goodwill acquired during 2009 was the result of Huntington’s assumption of the deposits and certain assets of Warren Bank in October 2009. In 2010, Huntington transferred goodwill between business segments in response to organizational changes in its internal reporting structure.

At December 31, 2010 and 2009, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
(Dollar amounts in thousands)

December 31, 2010
Core deposit intangible	$376,846	$(219,311)	$157,535
Customer relationship	104,574	(34,751)	69,823
Other	25,164	(23,902)	1,262

Total other intangible assets	$506,584	$(277,964)	$228,620

December 31, 2009
Core deposit intangible	$376,846	$(168,651)	$208,195
Customer relationship	104,574	(26,000)	78,574
Other	26,465	(24,136)	2,329

Total other intangible assets	$507,885	$(218,787)	$289,098

The estimated amortization expense of other intangible assets for the next five years is as follows:

Amortization
Expense
(Dollar amounts in thousands)

2011	$53,325
2012	46,075
2013	40,511
2014	35,858
2015	19,756

8.	PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

Land and land improvements	$120,069	$118,875
Buildings	367,003	355,352
Leasehold improvements	204,830	194,405
Equipment	613,301	571,307

Total premises and equipment	1,305,203	1,239,939
Less accumulated depreciation and amortization	(813,601)	(743,918)

Net premises and equipment	$491,602	$496,021

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2010, 2009, and 2008 were:

	2010	2009	2008
(In thousands)

Total depreciation and amortization of premises and equipment	$64,934	$66,089	$77,956
Rental income credited to occupancy expense	10,108	11,755	12,917

9.	SHORT-TERM BORROWINGS

Short-term borrowings were comprised of the following:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

Federal funds purchased and securities sold under agreements to repurchase	$1,965,677	$851,285
Commercial paper	100	700
Other borrowings	74,955	24,256

Total short-term borrowings	$2,040,732	$876,241

Other borrowings consist of borrowings from the Treasury and other notes payable.

10.	FEDERAL HOME LOAN BANK ADVANCES

Huntington’s long-term advances from the Federal Home Loan Bank had weighted average interest rates of 0.56% and 0.88% at December 31, 2010 and 2009, respectively. These advances, which predominantly had variable interest rates, were collateralized by qualifying real estate loans. As of December 31, 2010 and 2009, Huntington’s maximum borrowing capacity was $2.3 billion and $3.0 billion, respectively. The advances outstanding at December 31, 2010 of $172.5 million mature as follows: $154.9 million in 2011; none in 2012; $9.6 million in 2013; none in 2014; and $8.0 million in 2015 and thereafter.

11.	OTHER LONG-TERM DEBT

Huntington’s other long-term debt consisted of the following:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

1.05% The Huntington National Bank medium-term notes due through 2018(1)	$638,950	$788,397
0.93% Securitization trust notes payable due through 2013(2)	877,270	1,059,249
4.52% Securitization trust note payable due 2014(3)	356,089	—
5.10% Securitization trust note payable due 2018(4)	151,937	391,954
2.61% Class B preferred securities of subsidiary, no maturity(5)	65,000	—
7.88% Class C preferred securities of subsidiary, no maturity	50,000	50,000
Franklin 2009 Trust liability(6)	4,846	79,891

Total other long-term debt	$2,144,092	$2,369,491

(1)	Bank notes had fixed rates and variable rates with a weighted-average interest rate of 1.05% at December 31, 2010.

(2)	Variable effective rate at December 31, 2010, based on one month LIBOR + 0.67 or 0.93%.

(3)	Combination of fixed rates with a weighted average rate at December 31, 2010 of 4.52%.

(4)	Combination of fixed and variable rates with a weighted average interest rate of 5.10% at December 31, 2010.

(5)	Variable effective rate at December 31, 2010, based on one month LIBOR + 2.35 or 2.61%.

(6)	Franklin 2009 Trust liability was a result of the consolidation of Franklin 2009 Trust on March 31, 2009.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 for more information regarding such financial instruments.

In 2010, approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million were transferred to Tower Hill Securities, Inc., an unconsolidated entity, in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer did not meet the sale requirement of ASC 860 and therefore has been recorded as a secured financing on the Consolidated Balance Sheet of Huntington at December 31, 2010.

In the 2009 first quarter, the Bank issued $600 million of guaranteed debt through the TLGP with the FDIC. The majority of the resulting proceeds were used to repay unsecured other long-term debt obligations maturing in 2009.

Other long-term debt maturities for the next five years and thereafter are as follows:

Other Long-Term
Debt Maturities
(Dollar amounts in thousands)

2011	$4,846
2012	661,847
2013	328,048
2014	108,377
2015	—
and thereafter	1,027,270

These maturities are based upon the par values of the long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2010, Huntington was in compliance with all such covenants.

12.	SUBORDINATED NOTES

At December 31, Huntington’s subordinated notes consisted of the following:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

Parent company:
6.21% subordinated notes due 2013	$49,095	$48,732
7.00% subordinated notes due 2020	308,289	—
0.99% junior subordinated debentures due 2027(1)	138,816	138,816
0.93% junior subordinated debentures due 2028(2)	60,093	60,093
8.54% junior subordinated debentures due 2029	23,248	23,299
8.52% junior subordinated debentures due 2030	64,474	64,971
3.52% junior subordinated debentures due 2033(3)	30,929	30,929
3.54% junior subordinated debentures due 2033(4)	6,186	6,186
1.28% junior subordinated debentures due 2036(5)	77,481	77,809
1.27% junior subordinated debentures due 2036(5)	77,482	77,810
6.69% junior subordinated debentures due 2067(6)	114,072	114,045
The Huntington National Bank:
8.18% subordinated notes due 2010	—	84,144
6.21% subordinated notes due 2012	64,909	64,861
5.00% subordinated notes due 2014	136,639	133,930
5.59% subordinated notes due 2016	112,420	112,385
6.67% subordinated notes due 2018	147,071	144,202
5.45% subordinated notes due 2019	86,012	81,990

Total subordinated notes	$1,497,216	$1,264,202

(1)	Variable effective rate at December 31, 2010, based on three month LIBOR + 0.70.

(2)	Variable effective rate at December 31, 2010, based on three month LIBOR + 0.625.

(3)	Variable effective rate at December 31, 2010, based on three month LIBOR + 2.95.

(4)	Variable effective rate at December 31, 2010, based on three month LIBOR + 3.25.

(5)	Variable effective rate at December 31, 2010, based on three month LIBOR + 1.40.

(6)	The junior subordinated debentures due 2067 are subordinate to all other junior subordinated debentures.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to match the funding rates on certain assets to hedge the interest rate values of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 for more information regarding such financial instruments. All principal is due upon maturity of the note as described in the table above.

During 2009, Huntington repurchased $702.4 million of junior subordinated debentures, bank subordinated notes, and medium-term notes resulting in net pre-tax gains of $147.4 million. In 2008, $48.5 million of the junior subordinated debentures were repurchased resulting in net pre-tax gains of $23.5 million. These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense in the Consolidated Financial Statements.

13.	OTHER COMPREHENSIVE INCOME

The components of Huntington’s OCI in the three years ended December 31, were as follows:

	2010
		Tax (Expense)
	Pretax	Benefit	After-Tax
(Dollar amounts in thousands)

Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Non credit related impairment recoveries (losses) on debt securities not expected to be sold	23,569	(8,249)	15,320
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(14,498)	5,019	(9,479)
Less: Reclassification adjustment for net losses (gains) included in net income	274	(96)	178

Net change in unrealized holding gains (losses) on available-for-sale debt securities	9,345	(3,326)	6,019

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(162)	57	(105)
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(35,623)	12,468	(23,155)
Change in pension and post-retirement benefit plan assets and liabilities	(29,263)	10,242	(19,021)

Total other comprehensive (loss) income	$(62,068)	$21,557	$(40,511)

	2009
		Tax (Expense)
	Pretax	Benefit	After-Tax
(Dollar amounts in thousands)

Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)
Non credit related impairment (losses) recoveries on debt securities not expected to be sold	(124,408)	43,543	(80,865)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	280,789	(98,678)	182,111
Less: Reclassification adjustment for net losses (gains) included in net income	10,249	(3,587)	6,662

Net change in unrealized holding gains (losses) on available-for-sale debt securities	166,630	(58,722)	107,908

Net change in unrealized holding gains (losses) on available-for-sale equity securities	10	(3)	7
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	21,888	(7,661)	14,227
Change in pension and post-retirement benefit plan assets and liabilities	78,626	(27,519)	51,107

Total other comprehensive income (loss)	$261,706	$(91,998)	$169,708

	2008
		Tax (Expense)
	Pretax	Benefit	After-Tax
(Dollar amounts in thousands)

Unrealized holding (losses) gains on available-for-sale debt securities arising during the period	$(502,756)	$177,040	$(325,716)
Less: Reclassification adjustment for net losses (gains) included in net income	197,370	(69,080)	128,290

Net change in unrealized holding (losses) gains on available-for-sale debt securities	(305,386)	107,960	(197,426)

Net change in unrealized holding (losses) gains on available-for-sale equity securities	(490)	171	(319)
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	61,669	(21,584)	40,085
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations	(5,898)	2,064	(3,834)
Change in pension and post-retirement benefit plan assets and liabilities	(177,828)	62,240	(115,588)

Total other comprehensive (loss) income	$(427,933)	$150,851	$(277,082)

Activity in OCI for the three years ended December 31, were as follows:

			Unrealized	Unrealized
			Gains and	Gains (Losses)
	Unrealized	Unrealized	(Losses) on	for Pension
	Gains and	Gains and	Cash Flow	and Other
	(Losses) on Debt	(Losses) on	Hedging	Post-Retirement
	Securities	Equity securities	Derivatives	Obligations	Total
(Dollar amounts in thousands)

Balance, January 1, 2008	$(10,001)	$(10)	$4,553	$(44,153)	$(49,611)
Cumulative effect of change in measurement date provisions for pension and post-retirement assets and obligations, net of tax	—	—	—	(3,834)	(3,834)
Period change	(197,426)	(319)	40,085	(115,588)	(273,248)

Balance, December 31, 2008	(207,427)	(329)	44,638	(163,575)	(326,693)

Cumulative effect of change in accounting principle for OTTI debt securities, net of tax	(3,541)	—	—	—	(3,541)
Period change	107,908	7	14,227	51,107	173,249

Balance, December 31, 2009	(103,060)	(322)	58,865	(112,468)	(156,985)

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax	(4,249)	—	—	—	(4,249)
Period change	6,019	(105)	(23,155)	(19,021)	(36,262)

Balance, December 31, 2010	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)

14.	SHAREHOLDERS’ EQUITY

Repurchase of Outstanding TARP Capital and Warrant to Repurchase Common Stock

In 2008, Huntington received $1.4 billion of equity capital by issuing to the Treasury 1.4 million shares of Huntington’s 5.00% Series B Non voting Cumulative preferred stock, par value $0.01 per share with a liquidation preference of $1,000 per share (TARP Capital), and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital for the warrant based on their relative fair values. The resulting discount on the preferred stock was amortized against retained earnings and was recorded in Huntington’s Consolidated Statements of Income as dividends on preferred shares, resulting in reduction to Huntington’s net income applicable to common shares.

As approved by the Federal Reserve Board, the Treasury, and our other banking regulators, on December 22, 2010, Huntington repurchased all 1.4 million shares of our TARP Capital held by the Treasury totaling $1.4 billion. Huntington used the net proceeds from the issuance of common stock discussed below and $300 million of 7.00% Subordinated Notes due 2020 and other funds to redeem the TARP Capital. On January 19, 2011, Huntington repurchased the warrant originally issued to the Treasury for a purchase price of $49.1 million.

In connection with the repurchase of the TARP Capital, Huntington accelerated the accretion of the remaining issuance discount on the TARP Capital and recorded a corresponding deemed dividend on preferred shares of $56.3 million. This resulted in a one-time, noncash reduction in net income attributable to common shareholders and related basic and diluted earnings per share. The total reduction in net income attributable to common shareholders from the TARP Capital issuance discount accretion was $73.1 million and $16.0 million for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, Huntington paid dividends of $77.1 million and $70.1 million, respectively, to the Treasury. This represents the total dividends paid to the Treasury while the TARP Capital was outstanding.

Issuance of Common Stock

During the past two years, Huntington completed several transactions to increase capital, in particular, common equity.

During the 2010 fourth quarter, Huntington completed an offering of 146.0 million shares of common stock at a price of $6.30 per share, or $920.0 million in aggregate gross proceeds.

In 2009, Huntington completed an offering of 109.5 million shares of its common stock at a price of $4.20 per share, or $460.1 million in aggregate gross proceeds. Also, during 2009, Huntington completed an offering of 103.5 million shares of its common stock at a price of $3.60 per share, or $372.6 million in aggregate gross proceeds.

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

During the 2009 first and second quarters, Huntington entered into agreements with various institutional investors exchanging shares of common stock for shares of the Series A Preferred Stock held by the institutional investors. In aggregate, 0.2 million shares of Series A Preferred Stock were exchanged for 41.1 million shares of Huntington Common Stock. A deemed dividend of $56.0 million was recorded for common shares issued in excess of the stated conversion rate.

Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 30.3 million shares at December 31, 2010). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, any remaining Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.

Share Repurchase Program

Huntington did not repurchase any shares for the years ended December 31, 2010 and 2009. As a condition to participate in the TARP, Huntington could not repurchase any additional shares without prior approval from the Treasury.

15.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is the amount of earnings (loss) (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of earnings (loss) available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock and warrants (See Note 14). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings (loss) per share, net income (loss) available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income (loss) available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted (loss) earnings per share for each of the three years ended December 31 was as follows:

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands, except per share amounts)

Basic earnings (loss) per common share:
Net income (loss)	$312,347	$(3,094,179)	$(113,806)
Preferred stock dividends, deemed dividends and accretion of discount	(172,032)	(174,756)	(46,400)

Net income (loss) available to common shareholders	$140,315	$(3,268,935)	$(160,206)
Average common shares issued and outstanding	726,934	532,802	366,155
Basic earnings (loss) per common share	$0.19	$(6.14)	$(0.44)
Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$140,315	$(3,268,935)	$(160,206)
Effect of assumed preferred stock conversion	—	—	—

Net income (loss) applicable to diluted earnings per share	$140,315	$(3,268,935)	$(160,206)
Average common shares issued and outstanding	726,934	532,802	366,155
Dilutive potential common shares:
Stock options and restricted stock units and awards	1,722	—	—
Shares held in deferred compensation plans	876	—	—
Conversion of preferred stock	—	—	—

Dilutive potential common shares:	2,598	—	—

Total diluted average common shares issued and outstanding	729,532	532,802	366,155
Diluted earnings (loss) per common share	$0.19	$(6.14)	$(0.44)

Due to the loss attributable to common shareholders for the years ended December 31, 2009 and 2008, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would reduce the reported loss per share. Approximately 18.5 million, 23.7 million, and 26.3 million options to purchase shares of common stock outstanding at the end of 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $18.05 per share, $19.71 per share, and $19.45 per share at the end of each respective period.

16.	SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.

Huntington uses the Black-Scholes option pricing model to value share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008

Assumptions
Risk-free interest rate	2.30%	2.70%	3.41%
Expected dividend yield	0.68	0.96	5.28
Expected volatility of Huntington’s common stock	38.5	51.8	34.8
Expected option term (years)	6.0	6.0	6.0
Weighted-average grant date fair value per share	$2.20	$1.95	$1.54

The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
(Dollar amounts in thousands)

Share-based compensation expense	$15,453	$8,492	$14,142
Tax benefit	5,408	2,972	4,950

During 2009, Huntington updated its forfeiture rate assumption, as a result of increased employee turnover, and adjusted share-based compensation expense to account for the higher forfeiture rate.

Huntington’s stock option activity and related information for the year ended December 31, 2010, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
(Amounts in thousands, except years and per share amounts)

Outstanding at January 1, 2010	23,722	$17.21
Granted	2,694	6.00
Exercised	(61)	3.85
Forfeited/expired	(4,493)	16.74

Outstanding at December 31, 2010	21,862	$15.96	3.0	$9,533

Vested and expected to vest at December 31, 2010(1)	20,367	$16.73	2.8	$7,392

Exercisable at December 31, 2010	16,829	$19.11	2.1	$2,110

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the year ended December 31, 2010, cash received for the exercises of stock options was $0.2 million. The tax benefit realized for the tax deductions from option exercises totaled less than $0.1 million in 2010. There were no exercises of stock options for the years ended December 31, 2009 and 2008.

Huntington also grants restricted stock units and awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. The fair value of the restricted stock units and awards is the closing market price of the Company’s common stock on the date of the grant.

The following table summarizes the status of Huntington’s restricted stock units and awards as of December 31, 2010, and activity for the year ended December 31, 2010:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
	Units	per Share	Awards(1)	per Share
(Amounts in thousands, except per share amounts)

Nonvested at January 1, 2010	2,717	$7.50	175	$3.45
Granted	3,420	6.19	368	5.77
Vested	(448)	18.90	(77)	3.71
Forfeited	(178)	7.02	—	—

Nonvested at December 31, 2010	5,511	$5.78	466	$5.24

(1)	Includes restricted stock awards granted under the Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the grant date and are not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met.

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2010, 2009 and 2008, were $6.15, $3.68, and $7.09, respectively. The total fair value of awards vested during the years ended December 31, 2010, 2009, and 2008, was $3.0 million, $1.8 million, and $0.4 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to nonvested awards was $20.5 million with a weighted-average expense recognition period of 1.8 years.

The following table presents additional information regarding options outstanding as of December 31, 2010:

	Options Outstanding
		Weighted-		Exercisable Options
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
(Amounts in thousands, except years and per share amounts)

$1.28 to $6.31	5,344	5.9	$5.09	783	$4.18
$6.32 to $18.15	5,133	2.0	14.27	4,662	15.00
$18.16 to $20.41	4,897	2.3	19.99	4,898	19.99
$20.42 to $25.01	6,488	1.8	23.20	6,486	23.20

Total	21,862	3.0	$15.96	16,829	$19.11

Of the remaining 44.8 million shares of common stock authorized for issuance at December 31, 2010, 27.9 million were outstanding and 16.9 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized shares. At December 31, 2010, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2011.

17.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2007. Various state and other jurisdictions remain open to examination for tax years 2000 and forward.

The IRS and state tax officials from Ohio and Kentucky have proposed adjustments to the Company’s previously filed tax returns. Management believes the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2010, Huntington had gross unrecognized tax benefits of $49.5 million in income tax liability related to tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Consolidated Financial Statements as a whole. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	2010	2009
(Dollar amounts in thousands)

Unrecognized tax benefits at beginning of year	$17,214	$—
Gross increases for tax positions taken during prior years	32,292	10,750
Gross increases for tax positions taken during the current years	—	6,464

Unrecognized tax benefits at end of year	$49,506	$17,214

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized $2.2 million of interest for the year ended December 31, 2010. There were no significant amounts recognized for interest and penalties for the years ended December 31, 2009 and 2008. Total interest accrued at December 31, 2010 amounted to $2.2 million. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Current tax provision (benefit)
Federal	$40,675	$(326,659)	$(30,164)
State	29,539	9,860	(102)

Total current tax provision (benefit)	70,214	(316,799)	(30,266)

Deferred tax provision (benefit)
Federal	(30,243)	(267,872)	(152,306)
State	(7)	667	370

Total deferred tax provision (benefit)	(30,250)	(267,205)	(151,936)

Provision (benefit) for income taxes	$39,964	$(584,004)	$(182,202)

Tax benefits associated with securities transactions included in the above amounts were $0.1 million in 2010, $3.6 million in 2009, and $69.1 million in 2008.

The following is a reconcilement of provision (benefit) for income taxes:

	Year Ended December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Provision (benefit) for income taxes computed at the statutory rate	$123,310	$(1,287,364)	$(103,603)
Increases (decreases):
Tax-exempt interest income	(6,680)	(5,561)	(12,484)
Tax-exempt bank owned life insurance income	(20,595)	(19,205)	(19,172)
Asset securitization activities	46,160	(3,179)	(14,198)
Federal tax loss carryforward /carryback	—	(12,847)	(12,465)
General business credits	(23,360)	(17,602)	(10,481)
Reversals of valuation allowance	(899)	—	(7,101)
Capital loss	(62,681)	—	—
Loan acquisitions	(43,650)	(159,895)	—
Goodwill impairment	—	908,263	—
State income taxes, net	19,196	6,842	289
Other, net	9,163	6,544	(2,987)

Provision (benefit) for income taxes	$39,964	$(584,004)	$(182,202)

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
	2010	2009
(Dollar amounts in thousands)

Deferred tax assets:
Allowances for credit losses	$457,692	$555,276
Loss and other carryforwards	262,504	19,211
Fair value adjustments	106,855	123,860
Accrued expense/prepaid	39,685	42,478
Purchase accounting adjustments	11,773	—
Pension and other employee benefits	5,671	1,009
Loan acquisitions	605	159,895
Other	19,704	4,738

Total deferred tax assets	904,489	906,467

Deferred tax liabilities:
Lease financing	87,735	154,088
Securities adjustments	66,090	57,700
Purchase accounting adjustments	65,787	70,820
Mortgage servicing rights	43,541	62,867
Loan origination costs	43,182	39,004
Operating assets	15,161	15,163
Partnership investments	8,429	13,563
Other	4,441	11,832

Total deferred tax liabilities	334,366	425,037

Net deferred tax asset before valuation allowance	570,123	481,430
Valuation allowance	(31,817)	(899)

Net deferred tax asset	$538,306	$480,531

At December 31, 2010, Huntington’s deferred tax asset related to loss and other carryforwards was $262.5 million. This was comprised of net operating loss carryforward of $174.6 million, which will begin expiring in 2023, an alternative minimum tax credit carryforward of $37.3 million, a general business credit carryover of $18.8 million which will expire in 2029, and a capital loss carryforward of $31.8 million, which will expire in 2015. In 2010, Huntington entered into an asset monetization transaction that generated a $263.0 million capital loss. As a result of this transaction, a capital loss carryforward of $31.8 million was generated, which will expire in 2015. A valuation allowance of $31.8 million has been established for the capital loss carryforward because Management believes it is more likely than not that the realization of this asset will not occur. The valuation allowance on this asset increased $30.9 million from 2009. In Management’s opinion, the results of future operations will generate sufficient taxable income to realize the net operating loss, alternative minimum tax credit carryforward, and general business credit carryforward. Consequently, Huntington determined that a valuation allowance for these deferred tax assets was not required as of December 31, 2010.

Health Care and Education Reconciliation Act of 2010

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

18.	BENEFIT PLANS

Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan or Retirement Plan), a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. There was no minimum required contribution to the Plan in 2010.

In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage. The employer paid portion of the post-retirement health and life insurance plan was eliminated for employees retiring on and after March 1, 2010. Eligible employees retiring on and after March 1, 2010, who elect retiree medical coverage, will pay the full cost of this coverage. The Company will not provide any employer paid life insurance to employees retiring on and after March 1, 2010. Eligible employees will be able to convert or port their existing life insurance at their own expense under the same terms that are available to all terminated employees.

Beginning January 1, 2010, there were changes to the way the future early and normal retirement benefit is calculated under the Retirement Plan for service on and after January 1, 2010. While these changes did not affect the benefit earned under the Retirement Plan through December 31, 2009, there was a reduction in future benefits. In addition, employees hired or rehired on and after January 1, 2010 are not eligible to participate in the Retirement Plan.

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

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2010 and 2009, and the net periodic benefit cost for the years then ended:

	Pension			Post-Retirement
	Benefits			Benefits
	2010	2009		2010	2009

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.35%	5.88%		5.00%	5.54%
Rate of compensation increase	4.50	4.50		N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate:
2010	5.88%	N/A	%	5.54%	N/A	%
January 1, 2009 through October 31, 2009	N/A	6.17		N/A	6.17
November 1, 2009 through December 31, 2009	N/A	5.83		N/A	5.46
Expected return on plan assets	8.00	8.00		N/A	N/A
Rate of compensation increase	4.50	4.00		N/A	N/A

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

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

			Post-Retirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
(Dollar amounts in thousands)

Projected benefit obligation at beginning of measurement year	$504,859	$469,696	$33,173	$60,433
Changes due to:
Service cost	20,205	23,692	—	1,550
Interest cost	28,869	28,036	1,731	3,274
Benefits paid	(11,367)	(9,233)	(5,103)	(5,285)
Settlements	(20,582)	(12,071)	—	—
Effect of plan combinations	896	24,411	—	—
Plan amendments	—	(45,413)	——	(25,947)
Plan curtailments	—	—	—	(527)
Medicare subsidies	—	—	753	550
Actuarial assumptions and gains and losses	54,890	25,741	3,687	(875)

Total changes	72,911	35,163	1,068	(27,260)

Projected benefit obligation at end of measurement year	$577,770	$504,859	$34,241	$33,173

Benefits paid are net of retiree contributions collected by Huntington. The actual contributions received in 2010 by Huntington for the retiree medical program were $3.1 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2010 and 2009 measurement dates with the amounts recognized in the consolidated balance sheets:

	Pension Benefits
	2010	2009
(Dollar amounts in thousands)

Fair value of plan assets at beginning of measurement year	$454,114	$407,079
Changes due to:
Actual return on plan assets	55,583	51,202
Employer contributions	79	—
Settlements	(20,911)	(12,394)
Plan combinations	981	17,460
Benefits paid	(11,367)	(9,233)

Total changes	24,365	47,035

Fair value of plan assets at end of measurement year	$478,479	$454,114

Huntington’s accumulated benefit obligation under the Plan was $575.9 million and $504.6 million at December 31, 2010 and 2009. As of December 31, 2010, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $97.4 million.

The following table shows the components of net periodic benefit cost recognized in the three years ended December 31, 2010:

	Pension Benefits			Post-Retirement Benefits
	2010	2009	2008	2010	2009	2008
(Dollar amounts in thousands)

Service cost	$20,205	$23,692	$23,680	$—	$1,550	$1,679
Interest cost	28,869	28,036	26,804	1,731	3,274	3,612
Expected return on plan assets	(42,113)	(41,960)	(39,145)	—	—	—
Amortization of transition asset	5	6	5	—	920	1,104
Amortization of prior service cost	(5,766)	(553)	314	(1,353)	91	379
Amortization of loss	14,989	8,689	—	(699)	(888)	(1,095)
Curtailments	—	—	—	—	(527)	—
Settlements	9,694	6,213	7,099	—	—	—
Recognized net actuarial loss	—	—	3,550	—	—	—

Benefit cost	$25,883	$24,123	$22,307	$(321)	$4,420	$5,679

Included in benefit costs are $1.0 million, $0.7 million, and $0.6 million of plan expenses that were recognized in the three years ended December 31, 2010, 2009, and 2008. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2011, Management expects net periodic pension cost, excluding any expense of settlements, to approximate $31.1 million for 2011. There will be no net periodic post-retirement benefits costs in 2010, as the postretirement medical and life subsidy was eliminated for anyone that retires on or after March 1, 2010.

The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is less than $1.0 million, $6.8 million, and $22.8 million, respectively.

At December 31, 2010 and 2009, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
	2010		2009
(Dollar amounts in thousands)

Cash	$—	—%	$—	—%
Cash equivalents:
Huntington funds — money market	25	—	11,304	2
Other	—	—	2,777	1
Fixed income:
Huntington funds — fixed income funds	133,330	28	125,323	28
Corporate obligations	—	—	1,315	—
U.S. Government Agencies	—	—	497	—
Equities:
Huntington funds	318,155	66	288,074	64
Other — equity mutual funds	—	—	122
Huntington common stock	26,969	6	14,347	3
Other common stock	—	—	10,355	2

Fair value of plan assets	$478,479	100%	$454,114	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2010 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At December 31, 2010, Plan assets were invested 72% in equity investments and 28% in bonds, with an average duration of 4 years on fixed income investments. The estimated life of benefit obligations was 11 years. Management believes that this mix is appropriate for the current economic environment. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 70% in equity investments and 30% in bond investments.

The number of shares of Huntington common stock held by the Plan at December 31, 2010 and 2009 was 3,919,986 for both years. The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

Dividends and interest received by the Plan during 2010 and 2009 were $7.5 million and $8.4 million, respectively.

At December 31, 2010, the following table shows when benefit payments, which include expected future service, as appropriate, were expected to be paid:

		Post-
	Pension	Retirement
	Benefits	Benefits
(Dollar amounts in thousands)

2011	$31,319	$4,577
2012	33,983	4,393
2013	35,462	4,221
2014	37,018	4,050
2015	38,905	3,891
2016 through 2020	214,900	17,140

Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2011 plan year. Expected contributions for 2011 to the post-retirement benefit plan are $3.8 million.

The assumed healthcare cost trend rate has an effect on the amounts reported. A one percentage point increase would decrease service and interest costs and the post-retirement benefit obligation by less than $1.0 million and $0.2 million, respectively. A one percentage point decrease would increase service and interest costs and the post-retirement benefit obligation by less than $1.0 million and $0.2 million, respectively.

The 2011 and 2010 healthcare cost trend rate was projected to be 8.5% for pre-65 aged participants and 9.3% for post-65 aged participants. These rates are assumed to decrease gradually until they reach 4.5% for both pre-65 aged participants and post-65 aged participants in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2010 and 2009, Huntington has an accrued pension liability of $23.1 million and $22.8 million, respectively, associated with these plans. Pension expense for the plans was $1.8 million, $2.8 million, and $2.4 million in 2010, 2009, and 2008, respectively.

The following table presents the amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 for all of Huntington defined benefit plans:

	2010	2009
(Dollar amounts in thousands)

Accrued expenses and other liabilities	$156,551	$106,738

The following tables present the amounts recognized in OCI as of December 31, 2010, 2009, and 2008, and the changes in accumulated OCI for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
(Dollar amounts in thousands)

Net actuarial loss	$(166,183)	$(151,564)	$(156,762)
Prior service cost	34,688	39,093	(4,123)
Transition liability	6	3	(2,690)

Defined benefit pension plans	$(131,489)	$(112,468)	$(163,575)

	2010
		Tax (Expense)
	Pretax	Benefit	After-tax
(Dollar amounts in thousands)

Balance, beginning of year	$(173,029)	$60,561	$(112,468)
Net actuarial (loss) gain:
Amounts arising during the year	(45,804)	16,031	(29,773)
Amortization included in net periodic benefit costs	23,313	(8,159)	15,154
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,777)	2,372	(4,405)
Transition obligation:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	5	(2)	3

Balance, end of year	$(202,292)	$70,803	$(131,489)

	2009
		Tax (Expense)
	Pretax	Benefit	After-tax
(Dollar amounts in thousands)

Balance, beginning of year	$(251,655)	$88,080	$(163,575)
Net actuarial (loss) gain:
Amounts arising during the year	(6,155)	2,154	(4,001)
Amortization included in net periodic benefit costs	14,153	(4,954)	9,199
Prior service cost:
Amounts arising during the year	69,986	(24,494)	45,492
Amortization included in net periodic benefit costs	(283)	99	(184)
Transition obligation:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	925	(324)	601

Balance, end of year	$(173,029)	$60,561	$(112,468)

	2008
		Tax (Expense)
	Pretax	Benefit	After-tax
(Dollar amounts in thousands)

Balance, beginning of year	$(67,928)	$23,775	$(44,153)
Impact of change in measurement date	(1,485)	520	(965)
Net actuarial (loss) gain:
Amounts arising during the year	(186,922)	65,423	(121,499)
Amortization included in net periodic benefit costs	2,608	(913)	1,695
Prior service cost:
Amortization included in net periodic benefit costs	964	(337)	627
Transition obligation:
Amounts arising during the year	(1)	—	(1)
Amortization included in net periodic benefit costs	1,109	(388)	721

Balance, end of year	$(251,655)	$88,080	$(163,575)

Huntington has a defined contribution plan that is available to eligible employees. In the first quarter of 2009, the plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the plan. Effective May 1, 2010, Huntington reinstated the employer matching contribution to the defined contribution plan. The cost of providing this plan was $8.8 million in 2010, $3.1 million in 2009, and $15.0 million in 2008. The number of shares of Huntington common stock held by this plan was 14,945,498 at December 31, 2010, and 14,714,170 at December 31, 2009. The market value of these shares was $102.7 million and $53.7 million at the same respective dates. Dividends received on shares of Huntington common stock by the plan were $5.6 million during 2010 and $5.1 million during 2009.

19.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Financial instruments are considered Level 3 when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Financial Instrument(1)	Hierarchy	Valuation methodology

Mortgage loans held for sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types. At December 31, 2010, mortgage loans held for sale had an aggregate fair value of $754.1 million and an aggregate outstanding principal balance of $750.0 million. Interest income on these loans is recorded in interest and fee income - loans and leases. Included in mortgage banking income were net gains resulting from origination and sale of these loans, including net realized gains of $109.2 million, $90.6 million, and $32.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Of such gains, the change in fair value while held as loans were $(5.6) million, $(6.3) million and $6.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Available-for-sale Securities & Trading Account Securities(2)	Level 1	Consist primarily of U.S. Treasury and money market mutual funds, which generally have quoted prices.
	Level 2	Consist of U.S. Government and agency mortgage-backed and other federal agency securities, municipal securities, and other securities for which an active market is not available. Third party pricing services provide a fair value estimate based upon trades of similar financial instruments.
	Level 3	Consist of certain asset-backed securities, pooled-trust-preferred securities, private-label CMOs, and municipal securities for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Financial Instrument(1)	Hierarchy	Valuation methodology

Automobile loans(3)	Level 3	Consists of automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. The net gains and losses, before tax, from fair value changes reflected in earnings for the year ended December 31, 2010 was a net loss of $2.3 million which is net of a $3.4 million net gain associated with instrument specific credit risk. Instrument specific credit risk was determined based on estimated credit losses inherent in the January 1, 2010 fair value calculation as compared to actual credit losses incurred in 2010 plus estimated credit losses inherent in the December 31, 2010 fair value calculation.
MSRs(3)	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is determined on an income approach model based upon month-end interest rate curve and prepayment assumptions.
Derivatives(4)	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices.
	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates.
	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Securitization trust notes payable(4)	Level 2	Consists of certain securitization trust notes payable related to the automobile loans measured at fair value. The notes payable are valued based on interest rates for similar financial instruments. The change in fair value for the year ended December 31, 2010 was $9.6 million.

(1)	Refer to Note 1 for additional information.

(2)	Refer to Note 4 for additional information.

(3)	Refer to Note 5 for additional information.

(4)	Refer to Note 20 for additional information.

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 are summarized below:

					Balance at
	Fair Value Measurements at Reporting Date Using			Netting	December 31,
	Level 1	Level 2	Level 3	Adjustments(1)	2010
(Dollar amounts in thousands)

Assets
Mortgage loans held for sale	$—	$754,117	$—	$—	$754,117
Trading account securities:
U.S. Treasury securities	47,430	—	—	—	47,430
Federal agencies: Mortgage-backed	—	10,860	—	—	10,860
Federal agencies: Other agencies	—	24,853	—	—	24,853
Municipal securities	—	30,205	—	—	30,205
Other securities	69,017	3,039	—	—	72,056

	116,447	68,957	—	—	185,404
Available-for-sale securities:
U.S. Treasury securities	51,781	—	—	—	51,781
Federal agencies: Mortgage-backed	—	4,754,404	—	—	4,754,404
TLGP securities	—	183,467	—	—	183,467
Federal agencies: Other agencies	—	2,058,376	—	—	2,058,376
Municipal securities	—	305,909	149,806	—	455,715
Private-label CMO	—	—	121,925	—	121,925
Asset-backed securities	—	1,044,438	162,684	—	1,207,122
Other securities	53,286	700,446	—	—	753,732

	105,067	9,047,040	434,415	—	9,586,522
Automobile loans	—	—	522,717	—	522,717
MSRs	—	—	125,679	—	125,679
Derivative assets	23,514	390,361	2,817	(70,559)	346,133
Liabilities
Securitization trust notes payable	—	356,089	—	—	356,089
Derivative liabilities	3,990	233,399	1,851	—	239,240

					Balance at
	Fair Value Measurements at Reporting Date Using			Netting	December 31,
	Level 1	Level 2	Level 3	Adjustments (1)	2009
(In thousands)

Assets
Mortgage loans held for sale	$—	$459,719	$—	$—	$459,719
Trading account securities:
U.S. Treasury securities
Federal agencies: Mortgage-backed	75	18,150	—	—	18,225
Municipal securities	—	5,234	—	—	5,234
Other securities	55,934	4,264	—	—	60,198

	56,009	27,648	—	—	83,657
Available-for-sale securities
U.S. Treasury securities	99,154	—	—	—	99,154
Federal agencies: Mortgage-backed	—	3,480,108	—	—	3,480,108
TLGP securities	260,388	—	—	—	260,388
Federal agencies: Other agencies	2,698,316	28,687	—	—	2,727,003
Municipal securities	—	113,270	11,515	—	124,785
Private-label CMO	—	—	477,319	—	477,319
Asset-backed securities	—	573,218	407,098	—	980,316
Other securities	53,987	8,214	—	—	62,201

	3,111,845	4,203,497	895,932	—	8,211,274
MSRs	—	—	176,427	—	176,427
Derivative assets	7,711	341,676	995	(62,626)	287,756
Equity investments	—	—	25,872	—	25,872
Liabilities
Derivative liabilities	119	233,597	5,231	—	238,947

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2010, 2009, and 2008 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Transfers in and out of Level 3 are presented in the tables below at fair value at the beginning of the reporting period.

	Level 3 Fair Value Measurements
	Year Ended December 31, 2010
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private-	Backed	Automobile	Equity
	MSRs	Instruments	Securities	Label CMO	Securities	Loans	Investments
(Dollar amounts in thousands)

Balance, beginning of year	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains/losses:
Included in earnings	(50,748)	4,413	—	(5,117)	(6,160)	(2,267)	—
Included in OCI	—	—	—	44,475	16,191	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(112,322)	(312,460)	(53,806)	—	—
Repayments	—	—	—	—	—	(266,381)	—
Issuances	—	(1,741)	—	—	—	—	—
Settlements	—	2,530	(73,024)	(82,292)	(16,566)	—	—
Transfers in/out of Level 3(1)	—	—	323,637	—	(184,073)	791,365	(25,872)

Balance, end of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(50,748)	$1,715	$—	$5,565	$15,113	$(2,267)	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities related to the consolidation of the 2009 Trust (see Notes 2, 5 and 21) and a transfer in of $791.4 million of loans related to the 2009 Trust (see Notes 5 and 21).

	Level 3 Fair Value Measurements
	Year Ended December 31, 2009
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private	Backed	Automobile	Equity
	MSRs	Instruments	Securities	Label CMO	Securities	Loans	Investments
(Dollar amounts in thousands)

Balance, beginning of year	$167,438	$8,132	$—	$523,515	$464,027	$—	$36,893
Total gains/losses:
Included in earnings	9,707	(5,976)	—	(3,606)	(40,039)	—	408
Included in OCI	—	—	—	93,934	40,385	—	—
Purchases	2,388	(7,100)	—	5,448	211,296	—	1,688
Sales	—	—	—	—	(295,033)	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	47,119	—	—
Settlements	(3,106)	708	(185)	(141,972)	(20,657)	—	(13,117)
Transfers in/out of Level 3(2)	—	—	11,700	—	—	—	—

Balance, end of year	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$9,707	$(8,475)	$—	$90,328	$(7,406)	$—	$408

(2)	Transferred in to Level 3 as a result of a lack of observable market data due to a decrease in market activity.

	Level 3 Fair Value Measurements
	Year Ended December 31, 2008
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private	Backed	Automobile	Equity
	MSRs	Instruments	Securities	Label CMO	Securities	Loans	Investments
(Dollar amounts in thousands)

Balance, beginning of year	$207,894	$(46)	$—	$—	$834,489	$—	$41,516
Total gains/losses:
Included in earnings	(40,769)	8,683	—	(3,435)	(195,377)	—	(9,242)
Included in OCI	—	—	—	(149,699)	(153,690)	—	—
Purchases	—	—	—	—	—	—	4,619
Sales	313	—	—	—	—	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(505)	—	(97,126)	(30,667)	—	—
Transfers in/out of Level 3(2)	—	—	—	773,775	9,272	—	—

Balance, end of year	$167,438	$8,132	$—	$523,515	$464,027	$—	$36,893

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(40,769)	$8,179	$—	$(153,134)	$(349,067)	$—	$(3,469)

(2)	Transferred in to Level 3 as a result of a lack of observable market data due to a decrease in market activity.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2010, 2009, and 2008.

	Level 3 Fair Value Measurements
	Year Ended December 31, 2010
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private	Backed	Automobile	Equity
	MSRs	Instruments	Securities	Label CMO	Securities	Loans	Investments
(Dollar amounts in thousands)

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(50,748)	$4,413	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(7,149)	(6,554)	—	—
Interest and fee income	—	—	—	2,032	394	(11,202)	—
Noninterest income	—	—	—	—	—	8,935	—

Total	$(50,748)	$4,413	$—	$(5,117)	$(6,160)	$(2,267)	$—

	Level 3 Fair Value Measurements
	Year Ended December 31, 2009
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private	Backed	Automobile	Equity
	MSRs	Instruments	Securities	Label CMO	Securities	Loans	Investments
(Dollar amounts in thousands)

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$9,707	$(5,976)	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(5,996)	(53,068)	—	—
Interest and fee income	—	—	—	2,390	13,029	—	—
Noninterest income	—	—	—	—	—	—	408

Total	$9,707	$(5,976)	$—	$(3,606)	$(40,039)	$—	$408

	Level 3 Fair Value Measurements
	Year Ended December 31, 2008
			Available-for-Sale Securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
	MSRs	instruments	securities	label CMO	securities	loans	investments
(Dollar amounts in thousands)

Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(40,769)	$8,683	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(5,728)	(196,893)	—	—
Interest and fee income	—	—	—	2,293	1,516	—	—
Noninterest income	—	—	—	—	—	—	(9,242)

Total	$(40,769)	$8,683	$—	$(3,435)	$(195,377)	$—	$(9,242)

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2010, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Other	Other
		Markets for	Observable	Unobservable	Total
	Year Ended	Identical Assets	Inputs	Inputs	Gains/
	December 31,	(Level 1)	(Level 2)	(Level 3)	(Losses)
(Dollar amounts in millions)

2010
Impaired loans	$80.4	$—	$—	$80.4	$(39.6)
Accrued income and other assets	66.8	—	—	66.8	$(6.9)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the year ended December 31, 2010, Huntington identified $80.4 million of impaired loans for which the fair value is recorded based upon collateral value. For the year ended December 31, 2010, nonrecurring fair value losses of $39.6 million were recorded within the provision for credit losses.

Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. During the year ended December 31, 2010, Huntington recorded $66.8 million of OREO assets at fair value and recognized losses of $6.9 million, recorded within noninterest expense.

Fair values of financial instruments

The carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2010 and 2009 are presented in the following table:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollar amounts in thousands)

Financial Assets:
Cash and short-term assets	$982,926	$982,926	$1,840,719	$1,840,719
Trading account securities	185,404	185,404	83,657	83,657
Loans held for sale	793,285	793,285	461,647	461,647
Investment securities	9,895,244	9,895,244	8,587,914	8,587,914
Net loans and direct financing leases	36,857,499	35,403,910	35,308,184	32,598,423
Derivatives	346,133	346,133	287,756	287,756
Financial Liabilities:
Deposits	(41,853,898)	(41,993,567)	(40,493,927)	(40,753,365)
Short-term borrowings	(2,040,732)	(1,982,545)	(876,241)	(857,254)
Federal Home Loan Bank advances	(172,519)	(172,519)	(168,977)	(168,977)
Other long term debt	(2,144,092)	(2,157,358)	(2,369,491)	(2,332,300)
Subordinated notes	(1,497,216)	(1,377,851)	(1,264,202)	(989,989)
Derivatives	(239,240)	(239,240)	(238,947)	(238,947)

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under resale agreements. Loan commitments and letters of credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value. Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820.

Certain assets, the most significant being operating lease assets, bank owned life insurance, and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage and nonmortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent Huntington’s underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by Management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

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

20.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are recorded in the consolidated balance sheet as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value.

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, cap, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 19. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counter party credit risk. At December 31, 2010 and 2009, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $39.9 million and $20.3 million, respectively. The credit risk associated with derivatives used in asset and liability management activities is calculated after considering master netting agreements.

At December 31, 2010, Huntington pledged $203.4 million of investment securities and cash collateral to counterparties, while other counterparties pledged $85.2 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide an additional $5.3 million in collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2010, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
	Hedges	Hedges	Total
(Dollar amounts in thousands)

Instruments associated with:
Loans	$—	$9,235,000	$9,235,000
Deposits	1,830,264	—	1,830,264
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at December 31, 2010	$2,463,264	$9,235,000	$11,698,264

The following table presents additional information about the interest rate swaps and caps used in Huntington’s asset and liability management activities at December 31, 2010:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
	Value	(Years)	Value	Receive	Pay
(Dollar amounts in thousands)

Asset conversion swaps — receive fixed — generic	$9,235,000	1.8	$64,596	1.50%	0.62%
Liability conversion swaps — receive fixed — generic	2,463,264	3.2	62,750	2.02	0.32

Total swap portfolio	$11,698,264	2.1	$127,346	1.61%	0.56%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $192.2 million, $167.9 million, and $10.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at December 31, 2010 and 2009 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets

	December 31,
	2010	2009
(Dollar amounts in thousands)

Interest rate contracts designated as hedging instruments	$127,346	$85,984
Interest rate contracts not designated as hedging instruments	263,015	255,692
Foreign exchange contracts not designated as hedging instruments	2,845	—

Total contracts	$393,206	$341,676

Liability derivatives included in accrued expenses and other liabilities

	December 31,
	2010	2009
(Dollar amounts in thousands)

Interest rate contracts designated as hedging instruments	$—	$3,464
Interest rate contracts not designated as hedging instruments	233,805	234,026
Foreign exchange contracts not designated as hedging instruments	3,107	—

Total contracts	$236,912	$237,490

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year Ended December 31,
	2010	2009	2008
(dollar amounts in thousands)

Interest rate contracts
Change in fair value of interest rate swaps hedging deposits(1)	$6,108	$1,430	$4,941
Change in fair value of hedged deposits(1)	(6,744)	9,417	(5,215)
Change in fair value of interest rate swaps hedging subordinated notes(2)	19,319	(99,913)	113,083
Change in fair value of hedged subordinated notes(2)	(19,319)	99,913	(113,083)
Change in fair value of interest rate swaps hedging other long-term debt(2)	1,847	(6,201)	9,859
Change in fair value of hedged other long-term debt(2)	(1,847)	6,201	(9,859)

(1)	Effective portion of the hedging relationship is recognized in Interest expense — deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

(2)	Effective portion of the hedging relationship is recognized in Interest expense — subordinated notes and other-long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

For cash flow hedges, interest rate swap contracts were entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to a fixed-rate debt. This reduces the potentially adverse impact of increases in interest rates on future interest expense. Other LIBOR-based commercial and industrial loans were effectively converted to fixed-rate by entering into contracts that swap certain variable-rate interest payments for fixed-rate interest payments at designated times.

To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Consolidated Statements of Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in interest income.

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

	Amount of				Amount of Gain
	Gain or (Loss)			Location of Gain or (Loss)	or (Loss) Reclassified
Derivatives in Cash	Recognized in			Reclassified from Accumulated	from Accumulated
Flow Hedging	OCI on Derivatives			OCI into Earnings	OCI into Earnings
Relationships	(Effective Portion)			(Effective Portion)	(Effective Portion)
	2010	2009	2008		2010	2009	2008
(Dollar amounts in thousands)

Interest rate contracts
Loans	$51,943	$(68,365)	$54,887	Interest and fee income — loans and leases	$(116,881)	$117,669	$(9,207)
FHLB Advances	—	1,338	2,394	Interest expense — FHLB Advances	2,580	6,890	(12,490)
Deposits	—	326	2,842	Interest expense — deposits	—	4,153	(4,169)
Subordinated notes	—	101	(101)	Interest expense — subordinated notes and other long-term debt	(1,391)	(2,717)	(4,408)
Other long-term debt	—	—	239	Interest expense — subordinated notes and other long-term debt	—	(899)	(865)

Total	$51,943	$(66,600)	$60,261		$(115,692)	$125,096	$(31,139)

During the next twelve months, Huntington expects to reclassify to earnings $43.4 million after -tax, of unrealized gains on cash flow hedging derivatives currently in OCI.

The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2010, 2009, and 2008.

	December 31,
	2010	2009	2008
(Dollar amounts in thousands)

Derivatives in cash flow hedging relationships Interest rate contracts
Loans	947	16,638	3,821
FHLB Deposits	—	(792)	783

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2010 and 2009, were $46.3 million and $45.1 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.8 billion and $9.6 billion at December 31, 2010 and 2009, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $263.0 million and $255.7 million at the same dates, respectively.

Derivatives used in mortgage banking activities

Huntington also uses certain derivative financial instruments to offset changes in value of its residential MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The following table summarizes the derivative assets and liabilities used in mortgage banking activities:

	At December 31,
(Dollar amounts in thousands)	2010	2009

Derivative assets:
Interest rate lock agreements	$2,817	$995
Forward trades and options	20,669	7,711

Total derivative assets	23,486	8,706

Derivative liabilities:
Interest rate lock agreements	(1,445)	(1,338)
Forward trades and options	(883)	(119)

Total derivative liabilities	(2,328)	(1,457)

Net derivative asset (liability)	$21,158	$7,249

The total notional value of these derivative financial instruments at December 31, 2010 and 2009, was $2.6 billion and $3.7 billion, respectively. The total notional amount at December 31, 2010 corresponds to trading assets with a fair value of $2.7 million and trading liabilities with a fair value of $16.0 million. Total MSR hedging gains and (losses) for the years ended December 31, 2010, 2009, and 2008, were $55.0 million, ($37.8) million, and $22.4 million, respectively. Included in total MSR hedging gains and losses for the years ended December 31, 2010, 2009, and 2008 were gains and (losses) related to derivatives instruments of $64.6 million, ($41.2) million, and ($19.0) million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

21.	VIEs

Consolidated VIEs

Consolidated VIEs at December 31, 2010 consist of the Franklin 2009 Trust (See Note 3) and certain loan securitization trusts. Loan securitizations include auto loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Through Huntington’s continuing involvement in the trusts (including ownership of beneficial interests and certain servicing or collateral management activities), Huntington is the primary beneficiary.

With the adoption of amended accounting guidance for VIEs, Huntington consolidated the 2009 Trust containing automobile loans on January 1, 2010. Huntington elected the fair value option under ASC 825, Financial Instruments, for both the automobile loans and the related debt obligations. Upon adoption of the new accounting standards, total assets increased $621.6 million, total liabilities increased $629.3 million, and a negative cumulative effect adjustment to OCI and retained earnings of $6.1 million was recorded.

The carrying amount and classification of the trusts’ assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2010
	Franklin
(Dollar amounts in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	Total

Assets
Cash	$—	$24,513	$19,921	$64,827	$109,261
Loans and leases	—	522,717	295,464	1,196,024	2,014,205
Allowance for loan and lease losses	—	—	(2,541)	(10,286)	(12,827)

Net loans and leases	—	522,717	292,923	1,185,738	2,001,378
Accrued income and other assets	20,447	2,510	1,436	5,131	29,524

Total assets	$20,447	$549,740	$314,280	$1,255,696	$2,140,163

Liabilities
Other long-term debt	$—	$356,089	$151,937	$877,270	$1,385,296
Accrued interest and other liabilities	7,431	693	308	224	8,656

Total liabilities	$7,431	$356,782	$152,245	$877,494	$1,393,952

The auto loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Trust-Preferred Securities

Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s

Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2010 follows:

			Principal Amount of	Investment in
			Subordinated Note/	Unconsolidated
(Dollar amounts in thousands)	Rate		Debenture Issued to Trust (1)	Subsidiary (2)

Huntington Capital I	0.99	(3)	$138,816	$6,186
Huntington Capital II	0.93	(4)	60,093	3,093
Huntington Capital III	6.69		114,072	10
BancFirst Ohio Trust Preferred	8.54		23,248	619
Sky Financial Capital Trust I	8.52		64,474	1,856
Sky Financial Capital Trust II	3.52	(5)	30,929	929
Sky Financial Capital Trust III	1.28	(6)	77,481	2,320
Sky Financial Capital Trust IV	1.27	(6)	77,482	2,320
Prospect Trust I	3.54	(7)	6,186	186

Total			$592,781	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at December 31, 2010, based on three month LIBOR + 0.70.

(4)	Variable effective rate at December 31, 2010, based on three month LIBOR + 0.625.

(5)	Variable effective rate at December 31, 2010, based on three month LIBOR + 2.95.

(6)	Variable effective rate at December 31, 2010, based on three month LIBOR + 1.40.

(7)	Variable effective rate at December 31, 2010, based on three month LIBOR + 3.25.

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

Low Income Housing Tax Credit Partnerships

Huntington makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.

Huntington does not own a majority of the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At December 31, 2010 and 2009, Huntington has commitments of $316.0 million and $285.3 million, respectively, of which $260.1 million and

$192.7 million, respectively, are funded. The unfunded portion is included in accrued expenses and other liabilities.

22.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2010, and December 31, 2009, were as follows:

	At December 31,
	2010	2009
(Dollar amounts in millions)

Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,933	$5,834
Consumer	5,406	5,028
Commercial real estate	546	1,075
Standby letters of credit	607	577

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.2 million and $2.8 million at December 31, 2010 and 2009, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2010, Huntington had $0.6 billion of standby letters of credit outstanding, of which 73% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters of credit. Under this risk rating system as of December 31, 2010, approximately $72.2 million of the standby letters of credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $460.2 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $74.5 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as held for sale. At December 31, 2010 and 2009, Huntington had commitments to sell residential real estate loans of $998.7 million and $662.9 million, respectively. These contracts mature in less than one year.

Litigation

Three putative derivative lawsuits were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, between January 16, 2008, and April 17, 2008, against certain of Huntington’s current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with Huntington’s acquisition of Sky Financial, certain transactions between Huntington and Franklin, and the financial disclosures relating to such transactions. Huntington was named as a nominal defendant in each of these actions. The derivative action filed in the United States District Court for the Southern District of Ohio was dismissed on September 23, 2009. The plaintiff in that action thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit, but the appeal was dismissed at the plaintiff’s request on January 12, 2010. That plaintiff subsequently sent a letter to Huntington’s board of directors demanding that it initiate certain litigation. The board of directors appointed a special independent committee to review and investigate the allegations made in the letter, and based upon that investigation, to recommend what actions, if any, should be taken. The special independent committee has concluded its review and investigation, has determined that the claims asserted in the letter and in the three derivative suits are without merit and that it would not be in the interest of the Company to pursue any of them, and has recommended to the board of directors that the claims not be pursued. The board of directors has accepted the recommendation of the independent special committee, and determined to refuse the plaintiff’s demand to initiate litigation. The Court of Common Pleas of Franklin County, Ohio granted the defendants’ motion to dismiss the derivative lawsuit pending in that court. On October 8, 2010, an agreed order to dismiss the derivative suit was entered in the Court of Common Pleas of Delaware County, Ohio.

Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against Huntington, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between either July 1, 2007 or July 20, 2007 and the present. On May 14, 2008, the three cases were consolidated into a single action. On August 4, 2008, a consolidated complaint was filed asserting a class period of July 1, 2007 through the present, alleging breaches of fiduciary duties in violation of ERISA relating to Huntington stock being offered as an investment alternative for participants in the Plan and seeking money damages and equitable relief. On February 9, 2009, the court entered an order dismissing with prejudice the consolidated lawsuit in its entirety, and the plaintiffs thereafter filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. During the pendency of the appeal, the parties to the appeal commenced settlement discussions and have reached an agreement to settle this litigation on a classwide basis for $1,450,000, subject to court approval. Because the settlement has not been approved, it is not possible for Management to make further comment at this time.

Commitments Under Capital and Operating Lease Obligations

At December 31, 2010, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010, were $43.2 million in 2011, $41.5 million in 2012, $39.0 million in 2013, $36.5 million in 2014, $34.7 million in 2015, and $270.9 million thereafter. At December 31, 2010, total minimum lease payments have not been reduced by minimum sublease rentals of $25.8 million due in the future under noncancelable subleases. At December 31, 2010, the future minimum sublease rental payments that Huntington expects to receive are $12.7 million in 2011; $4.4 million in 2012; $3.7 million in 2013; $2.7 million in 2014; $1.6 million in 2015; and $0.8 million thereafter. The rental expense for all operating leases was $50.3 million, $49.8 million, and $53.4 million for 2010, 2009, and 2008, respectively. Huntington had no material obligations under capital leases.

23.	OTHER REGULATORY MATTERS

Huntington and its bank subsidiary, The Huntington National Bank (the Bank), are subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington’s and the Bank’s financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 4.00% for Tier 1 Leverage Capital. To be considered Well-capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

As of December 31, 2010, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for Well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1		Total Risk-Based Capital		Tier 1 Leverage
	2010	2009	2010	2009	2010	2009
(Dollar amounts in millions)

Huntington Bancshares Incorporated
Amount	$5,022	$5,201	$6,285	$6,231	$5,022	$5,201
Ratio	11.55%	12.03%	14.46%	14.41%	9.41%	10.09%
The Huntington National Bank
Amount	$3,683	$2,873	$5,549	$4,780	$3,683	$2,873
Ratio	8.51%	6.66%	12.82%	11.08%	6.97%	5.59%

Tier 1 Risk-based Capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in OCI, and non-qualifying intangible and servicing assets. Total Risk-based Capital is Tier 1 Risk-based Capital plus qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 Leverage Capital is equal to Tier 1 Capital. Both Tier 1 Capital and Total Capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. Tier 1 Leverage Capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2010 and 2009, less non-qualifying intangibles and other adjustments.

Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered Well-capitalized.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2010 and 2009, the average balances of these deposits were $0.8 billion and $1.4 billion, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2010, the Bank could lend $554.9 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2010, the Bank could not have declared and paid additional dividends to the Company without regulatory approval.

24.	PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

	December 31,
Balance Sheets	2010	2009
(Dollar amounts in thousands)

ASSETS
Cash and cash equivalents(1)	$615,167	$1,376,539
Due from The Huntington National Bank(2)	954,565	955,695
Due from non-bank subsidiaries	225,560	273,317
Investment in The Huntington National Bank	3,515,597	2,821,181
Investment in non-bank subsidiaries	790,248	815,730
Accrued interest receivable and other assets	110,181	112,557

Total assets	$6,211,318	$6,355,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$100	$1,291
Long-term borrowings	937,434	637,434
Dividends payable, accrued expenses, and other liabilities	293,242	380,292

Total liabilities	1,230,776	1,019,017

Shareholders’ equity(3)	4,980,542	5,336,002

Total liabilities and shareholders’ equity	$6,211,318	$6,355,019

(1)	Includes restricted cash of $125,000 at December 31, 2010 and December 31, 2009.

(2)	Related to subordinated notes described in Note 12.

(3)	See Huntington’s Consolidated Statements of Changes in Shareholders’ Equity.

	Year Ended December 31,
Statements of Income	2010	2009	2008
(Dollar amounts in thousands)

Income
Dividends from
The Huntington National Bank	$—	$—	$142,254
Non-bank subsidiaries	33,000	70,600	69,645
Interest from
The Huntington National Bank	82,749	51,620	19,749
Non-bank subsidiaries	12,185	14,662	12,700
Other	2,987	68,352	108

Total income	130,921	205,234	244,456

Expense
Personnel costs	30,334	21,206	24,398
Interest on borrowings	23,765	29,357	44,890
Other	49,019	28,398	240

Total expense	103,118	78,961	69,528

Income before income taxes and equity in undistributed net income of subsidiaries	27,803	126,273	174,928
Income taxes (benefit)	48,505	20,675	(120,371)

Income (loss) before equity in undistributed net income of subsidiaries	(20,702)	105,598	295,299
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	344,961	(3,130,329)	(98,863)
Non-bank subsidiaries	(11,912)	(69,448)	(310,242)

Net income (loss)	$312,347	$(3,094,179)	$(113,806)

	Year Ended December 31,
Statements of Cash Flows	2010	2009	2008
(Dollar amounts in thousands)

Operating activities
Net income (loss)	$312,347	$(3,094,179)	$(113,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(351,049)	3,199,777	266,851
Depreciation and amortization	685	3,458	2,071
Other, net	(74,802)	(103,464)	65,076

Net cash (used for) provided by operating activities	(112,819)	5,592	220,192

Investing activities
Repayments from subsidiaries	129,081	393,041	540,308
Advances to subsidiaries	(425,600)	(1,017,892)	(1,337,165)

Net cash used for investing activities	(296,519)	(624,851)	(796,857)

Financing activities
Proceeds from issuance of long-term borrowings	297,375	—	—
Payment of borrowings	(1,191)	(99,417)	(98,470)
Dividends paid on preferred stock	—	(107,262)	(23,242)
Dividends paid on common stock	(136,499)	(55,026)	(279,608)
Proceeds from issuance of preferred stock	—	—	1,947,625
Payment to repurchase preferred stock	(1,398,071)
Proceeds from issuance of common stock	886,172	1,135,645	—
Other, net	180	(198)	(1,073)

Net cash provided by (used for) financing activities	(352,034)	873,742	1,545,232

Change in cash and cash equivalents	(761,372)	254,483	968,567
Cash and cash equivalents at beginning of year	1,376,539	1,122,056	153,489

Cash and cash equivalents at end of year	$615,167	$1,376,539	$1,122,056

Supplemental disclosure:
Interest paid	$23,765	$29,357	$44,890
Dividends in-kind received from The Huntington National Bank	—	—	124,689

25.	SEGMENT REPORTING

During the 2010 fourth quarter, we reorganized our business segments to better align certain business unit reporting with segment executives to accelerate cross-sell results and provide greater focus on the execution of strategic plans. We have four major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate, and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function includes other unallocated assets, liabilities, revenue, and expense. All periods have been reclassified to conform to the current period classification.

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

Retail and Business Banking:  This segment provides financial products and services to consumer and small business customers located within our primary banking markets consisting of five areas covering the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Its products include individual and small business checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumers and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Retail and Business Banking provides these services through a banking network of over 600 traditional branches and convenience branches located in grocery stores and retirement centers. In addition, an array of alternative distribution channels is available to customers including internet and mobile banking, telephone banking, and over 1,300 ATMs.

Commercial Banking:  Our Commercial Banking group provides a wide array of products and services to the middle market and large corporate client base located primarily within our core geographic banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our primary bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate protection, foreign exchange hedging and sales, trading of securities, and employee benefit programs (insurance, 410(k)). The Commercial Banking team specializes in serving a number of industry segments such as government entities, not-for-profit organizations, heath-care entities, and large, publicly traded companies.

Automobile Finance and Commercial Real Estate:  This segment provides lending and other banking products and services to customers outside of our normal retail or commercial channels. More specifically, we serve automotive dealerships, retail customers who obtain financing at the dealerships, professional real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of our customers are located in our primary banking markets. Our products and services include financing for the purchase of automobiles by customers of automotive dealerships; financing for the purchase of new and used vehicle inventory by automotive dealerships; and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. We also provide other banking products and services to our customers as well as their owners or principals. These products and services are delivered through: (1) our relationships with developers in our primary banking markets believed to be experienced, well-managed, and well-capitalized and are capable of operating in all phases of the real estate cycle (top-tier developers), (2) relationships with established automobile dealerships, (3) our leads through community involvement, and (4) referrals from other professionals.

Wealth Advisors, Government Finance, and Home Lending:  This segment consists primarily of fee-based businesses including home lending, wealth management, and government finance. We originate and service consumer loans to customers who are generally located in our primary banking markets. Consumer lending products are distributed to these customers primarily through the Retail and Business Banking segment and commissioned loan originators. We provide wealth management banking services to high net worth customers in our primary banking markets and in Florida by utilizing a cohesive model that employs a unified sales force to deliver products and services directly and through the other segments. We provide these products and services through a unified sales team, which consists of former private bankers, trust officers, and investment advisors; Huntington Asset Advisors, which provides investment management services; Huntington Asset Services, which offers administrative and operational support to fund complexes; retirement plan services, and the national settlements business. We also provide banking products and services to government entities across our primary banking markets by utilizing a team of relationship managers providing public finance, brokerage, trust, lending, and treasury management services.

In addition to the Company’s four business segments, the Treasury / Other function includes our insurance brokerage business, which specializes in commercial property/casualty, employee benefits, personal lines, life and disability and specialty lines. We also provide brokerage and agency services for residential and commercial title insurance and excess and surplus product lines. As an agent and broker we do not assume underwriting risks; instead we provide our customers with quality, non-investment insurance contracts. It also includes technology and operations, and other unallocated assets, liabilities, revenue, and expense.

Assets in this group include investment securities and bank owned life insurance. Net interest income / (expense) includes the net impact of administering the Company’s investment securities portfolios as part of overall liquidity management. An FTP system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to business segments, as well as any investment securities and trading assets gains or losses. The noninterest expense includes certain corporate administrative, merger costs, and other miscellaneous expenses not allocated to business segments. This group also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.

In 2009, a comprehensive review of the FTP methodology resulted in changes to various assumptions, including liquidity premiums. Business segment financial performance for 2010 and 2009 reflect the methodology changes, however, financial performance for 2008 was not restated to reflect these changes, as the changes for that year were not material. As a result of this change, business segment performance for net interest income comparisons between 2009 and 2008 are affected.

Listed below is certain operating basis financial information reconciled to Huntington’s 2010, 2009, and 2008 reported results by line of business:

	Retail &		Former
	Business		Regional			Treasury/	Huntington
Income Statements	Banking	Commercial	Banking	AFCRE	WGH	Other	Consolidated
(Dollar amounts in thousands)
2010
Net interest income	$867,069	$211,511	$1,078,580	$338,312	$169,201	$32,712	$1,618,805
Provision for credit losses	157,994	104,705	262,699	184,757	95,586	91,505	634,547
NonInterest income	394,705	111,237	505,942	73,933	338,633	123,350	1,041,858
NonInterest expense	902,186	158,871	1,061,057	155,963	358,707	98,078	1,673,805
Provision (benefit) for income taxes	70,558	20,710	91,268	25,033	18,740	(95,077)	39,964

Operating/reported net income	$131,036	$38,462	$169,498	$46,492	$34,801	$61,556	$312,347

2009
Net interest income	$810,658	$190,955	$1,001,613	$277,450	$164,335	$(19,111)	$1,424,287
Provision for credit losses	470,152	393,984	864,136	1,096,030	128,551	(14,046)	2,074,671
Noninterest income	415,471	95,705	511,176	63,929	267,695	162,844	1,005,644
Noninterest expense, excluding goodwill impairment	796,714	136,885	933,599	150,200	300,799	41,901	1,426,499
Goodwill impairment			2,573,818(1)			33,126	2,606,944
Provision (benefit) for income taxes	(14,258)	(85,473)	(99,731)	(316,697)	937	(168,513)	(584,004)

Operating/reported net income (loss)	$(26,479)	$(158,736)	$(2,759,033)	$(588,154)	$1,743	$251,265	$(3,094,179)

2008
Net interest income	$859,477	$279,014	$1,138,491	$352,328	$189,191	$(148,319)	$1,531,691
Provision for credit losses	196,224	102,587	298,811	284,691	35,960	438,001	1,057,463
Noninterest income	409,151	102,929	512,080	64,114	186,682	(55,738)	707,138
Noninterest expense	675,720	155,798	831,518	153,533	273,769	218,554	1,477,374
Provision (benefit) for income taxes	138,840	43,245	182,085	(7,624)	23,150	(379,813)	(182,202)

Operating/reported net income (loss)	$257,844	$80,313	$338,157	$(14,158)	$42,994	$(480,799)	$(113,806)

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment. The allocation of this amount to the new business segments was not practical.

	Assets at		Deposits at
	December 31,		December 31,
	2010	2009	2010	2009
(Dollar amounts in millions)

Retail and Business Banking	$13,088	$12,972	$29,298	$28,512
Commercial Banking	8,720	8,214	3,538	3,056
AFCRE	13,233	12,361	753	618
WGH	6,971	6,125	7,449	6,749
Treasury / Other	11,808	11,883	816	1,559

Total	$53,820	$51,555	$41,854	$40,494

26.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations, for the years ended December 31, 2010 and 2009:

	2010
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share data)

Interest income	$528,291	$534,669	$535,653	$546,779
Interest expense	112,997	124,707	135,997	152,886

Net interest income	415,294	409,962	399,656	393,893

Provision for credit losses	86,973	119,160	193,406	235,008
Noninterest income	264,220	267,143	269,643	240,852
Noninterest expense	434,593	427,309	413,810	398,093

Income before income taxes	157,948	130,636	62,083	1,644
Provision (benefit) for income taxes	35,048	29,690	13,319	(38,093)

Net income	122,900	100,946	48,764	39,737
Dividends on preferred shares	83,754	29,495	29,426	29,357

Net income applicable to common shares	$39,146	$71,451	$19,338	$10,380

Net income per common share — Basic	$0.05	$0.10	$0.03	$0.01
Net income per common share — Diluted	0.05	0.10	0.03	0.01

	2009
	Fourth	Third	Second	First
(Dollar amounts in thousands, except per share data)

Interest income	$551,335	$553,846	$563,004	$569,957
Interest expense	177,271	191,027	213,105	232,452

Net interest income	374,064	362,819	349,899	337,505

Provision for credit losses	893,991	475,136	413,707	291,837
Noninterest income	244,546	256,052	265,945	239,102
Noninterest expense	322,596	401,097	339,982	2,969,769

Loss before income taxes	(597,977)	(257,362)	(137,845)	(2,684,999)
Benefit for income taxes	228,290	91,172	12,750	251,792

Net loss	(369,687)	(166,190)	(125,095)	(2,433,207)
Dividends declared on preferred shares	29,289	29,223	57,451	58,793

Net loss applicable to common shares	$(398,976)	$(195,413)	$(182,546)	$(2,492,000)

Net loss per common share — Basic	$(0.56)	$(0.33)	$(0.40)	$(6.79)
Net loss per common share — Diluted	(0.56)	(0.33)	(0.40)	(6.79)

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

Internal Control Over Financial Reporting

Information required by this item is set forth in Report of Management and Report of Independent Registered Public Accounting Firm which is incorporated by reference into this item.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B:	Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2011 Proxy Statement for the 2011 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2010 fiscal year. Portions of our 2011 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10:	Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2011 Proxy Statement, which is incorporated by reference into this item.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions Compensation of Executives and Director Compensation of our 2011 Proxy Statement, which is incorporated by reference into this item.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2010.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants,	options, warrants,	securities reflected
	and rights(2)	and rights(3)	in column (a))(4)
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by security holders	22,065,940	$13.81	16,931,746
Equity compensation plans not approved by security holders	5,773,453	16.21	—

Total	27,839,393	$14.31	16,931,746

(1)	All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington Investment and Tax Savings Plan, a broad-based plan qualified under Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.

(2)	The numbers in this column (a) reflect shares of common stock to be issued upon exercise of outstanding stock options and the vesting of outstanding awards of RSUs and RSAs. The shares of common stock to be issued upon exercise or vesting under equity compensation plans not approved by shareholders include several inducement grants issued outside of the Company’s stock plans, and awards granted under the following plans which are no longer active and for which Huntington has not reserved the right to make subsequent grants or awards: the Employee Stock Incentive Plan, a broad-based stock option plan under which employees have received grants of stock options, and employee and director stock plans of Unizan Financial Corp. and Sky Financial Group, Inc. assumed in the acquisitions of these companies.

(3)	The weighted-average exercise prices in this column are based on outstanding options and do not take into account unvested awards of RSUs and RSAs as these awards do not have an exercise price.

(4)	The number of shares in this column (c) reflects the number of shares remaining available for future issuance under Huntington’s Amended 2007 Stock and Long-Term Incentive Plan, excluding shares reflected in column (a). The number of shares in this column (c) does not include shares of common stock to be issued under the following compensation plans: the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 100% of long-term incentive awards; the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares; the Deferred Compensation for Huntington Bancshares Incorporated Directors under which directors my defer their director compensation and such amounts may be invested in shares of common stock; and the Deferred Compensation Plan for directors (now inactive) under which directors of selected subsidiaries may defer their director compensation and such amounts may be invested in shares of Huntington common stock. These plans do not contain a limit on the number of shares that may be issued under them.

Other Information

The other information required by this item is set forth under the caption “Ownership of Voting Stock” of our 2011 Proxy Statement, which is incorporated by reference into this item.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2011 Proxy Statement, which is incorporated by reference into this item.

Item 14:	Principal Accountant Fees and Services

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2011 Proxy Statement which is incorporated by reference into this item.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

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

(b) The exhibits to this Form 10-K begin on page 211 of this report.

(c) See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2011.

HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Stephen D. Steinour Stephen D. Steinour Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)	By:	/s/ Donald R. Kimble Donald R. Kimble Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)
		By:	/s/ David S. Anderson David S. Anderson Executive Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2011.

Don M. Casto III * Don M. Casto III Director	Jonathan A. Levy * Jonathan A. Levy Director

Ann B. Crane * Ann B. Crane Director	Wm. J. Lhota * Wm. J. Lhota Director

Steven G. Elliott * Steven G. Elliott Director	Gerard P. Mastroianni * Gerard P. Mastroianni Director

Michael J. Endres * Michael J. Endres Director	Richard W. Neu * Richard W. Neu Director

John B. Gerlach, Jr. * John B. Gerlach, Jr. Director	David L. Porteous * David L. Porteous Director

D. James Hilliker * D. James Hilliker Director	Kathleen H. Ransier * Kathleen H. Ransier Director

David P. Lauer * David P. Lauer Director	William R. Robertson * William R. Robertson Director

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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of April 22, 2010.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.2
4.1	Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.	Quarterly Report on Form 10-Q for the quarter ended March 30, 2010.	001-34073	10.2
10.2	Amendment to the Huntington Bancshares Incorporated Executive Agreements.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.4
10.3	* Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	000-02525	10 (a)
10.4	First Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	H
10.5	Second Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.2

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.6	* Huntington Supplemental Retirement Income Plan, amended and restated, effective October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	001-34073	10.3
10.7	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.8	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.9	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.10	* Executive Deferred Compensation Plan, as amended and restated on October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.	001-34073	10.4
10.11	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5
10.12	* Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10(r)
10.13	* First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10(a)
10.14	* First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(c)
10.15	* Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(d)
10.16	* Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(e)
10.17	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(r)
10.18	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(h)
10.19	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(i)
10.20	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10(b)
10.21	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10(e)
10.22	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4(a)
10.23	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10(s)
10.24	* Employment Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.1
10.25	* Executive Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.2
10.26	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1
10.27	* Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	000-02525	10(t)
10.28	Schedule identifying material details of Executive Agreements	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.1
10.29	Letter Agreement including Securities Purchase Agreement — Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference

10.30	* Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 21, 2006	000-02525	99.1
10.31	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.32	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.33	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.34	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.35	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.36	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.37	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.38	* Retention Payment Agreement	Annual Report on Form 10-K for the year ended December 31, 2007	000-02525	10.43
10.39	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.40	* Relocation assistance reimbursement agreement with Mark E. Thompson dated May 7, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	001-34073	10.3
10.41	* Form of Salary Restricted Stock Award Grant Notice
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 21, 2009, are available on our website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.
99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008.
101	** The following material from Huntington’s Form 10-K Report for the year ended December 31, 2010, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Changes in Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements, tagged as blocks of text.
*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.