Form 10-Q
period 2011-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2011-04-29
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 863,398,578 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2011.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
Freddie Mac	(see FHLMC)
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America
GSE	Government Sponsored Enterprise
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Plan	Huntington Bancshares Retirement Plan
Reg E	Regulation E, of the Electronic Fund Transfer Act
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Sky Financial	Sky Financial Group, Inc.
SRIP	Supplemental Retirement Income Plan
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured Loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
Unizan	Unizan Financial Corp.
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

PART I. FINANCIAL INFORMATION
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
INTRODUCTION
We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.
This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2010 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2010 Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.
Our discussion is divided into key segments:
•	Executive Overview - Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the remainder of 2011.
•	Discussion of Results of Operations - Reviews financial performance from a consolidated Company perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.
•	Risk Management and Capital - Discusses credit, market, liquidity, operational, and compliance risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and / or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.
•	Business Segment Discussion - Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.
•	Additional Disclosures - Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.
A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW
Summary of 2011 First Quarter Results
For the quarter, we reported net income of $126.4 million, or $0.14 per common share, compared with $122.9 million, or $0.05 per common share, in the prior quarter (see Table 1). The 2010 fourth quarter included a nonrecurring reduction of $0.07 per common share for the deemed dividend resulting from the repurchase of $1.4 billion in TARP Capital.
Fully-taxable equivalent net interest income was $408.3 million for the quarter, down $10.7 million, or 3%, from the 2010 fourth quarter. The decline primarily reflected the impact of fewer days and a decline in average investment securities. The fully-taxable equivalent net interest margin increased to 3.42% from 3.37%.
Total noninterest income declined $27.3 million, or 10%. This reflected a $30.5 million, or 57%, decline in mortgage banking income from the prior quarter primarily related to a 49% decline in mortgage originations. The anticipated decline was due to expected lower originations as mortgage interest rates increased late in the prior quarter. The decline was partially offset by a 5% increase in trust services income and a 21% increase in brokerage income.
Total noninterest expense declined $3.9 million, or 1%, reflecting declines in legal costs as collection activities declined, consulting expenses, OREO and foreclosure expense, and several other expense categories. Partially offsetting these declines were $17.0 million in additions to litigation reserves, seasonal increases in certain expenses, most notably personnel costs related to the annual FICA and other benefit expense resets, as well as annual merit increases for nonexecutives.
Credit quality performance in the current quarter continued to show significant improvement as NALs and criticized loans declined 18% and 13%, respectively. NCOs were $165.1 million, or an annualized 1.73% of average total loans and leases, down from $172.3 million, or 1.82%, in the 2010 fourth quarter. This helped drive a $37.6 million, or 43%, decline in the provision for credit losses. While the ACL as a percentage of loans and leases was 3.07%, down from 3.39% at December 31, 2010, the ACL as a percentage of NALs increased to 185% from 166%.
On January 19, 2011, we repurchased for $49.1 million the warrant to purchase 23.6 million common shares issued to the Treasury in connection with the CPP under the TARP. While the repurchase of this warrant had the positive effect of removing any possible future share dilutive impact, it negatively impacted our capital ratios. For example, the warrant repurchase negatively impacted our tangible common equity ratio by 9 basis points. Despite this impact, as a result of the first quarter’s earnings, our March 31, 2011, capital ratios increased from the end of last year.
Business Overview
General
Our general business objectives are: (1) grow revenue and profitability, (2) grow key fee businesses (existing and new), (3) improve credit quality, including lower NCOs and NPAs, (4) improve cross-sell and share-of-wallet across all business segments, (5) reduce noncore CRE exposure, and (6) continue to improve our overall management of risk.
Throughout last year, and continuing into this year, we are taking advantage of what we view as an opportunity to make significant investments in strategic initiatives to position us for more profitable and sustainable long-term growth. This includes implementing our ‘Fair Play’ banking philosophy value proposition for our customers, deepening product penetration, investing in expanding existing business, and launching new businesses.
This quarter, we are especially pleased with the increase in our net interest margin as this primarily reflected the benefit of continued growth in low cost noninterest-bearing demand deposits. These represent our most profitable deposits and the primary customer banking relationship. During the quarter, consumer checking account households grew at a 9% annualized rate, reflecting the traction we are gaining with customers in our markets as they increasingly embrace the benefits offered through our ‘Fair Play’ banking philosophy with programs such as 24-Hour Grace™ on overdrafts.
Economy
Borrower and consumer confidence and the sustainability of the slow economic recovery remain major factors impacting growth opportunities for the rest of 2011. Some signs that our footprint states of Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia have been experiencing cyclical recovery in line with, and in certain instances stronger than, the national average over the past year include:
•	Increase in total payroll for all of our footprint states, with all but Indiana and West Virginia (two of our smaller regions) exceeding the national average.
•	Strong manufacturing growth providing a boost to the regional economy as evidenced by the first manufacturing payroll growth since the 1990’s.

•	Decline in unemployment rates for all of our footprint states, except West Virginia.
•	Combined exports from our footprint states have risen 51% between the recession low in January 2009 and February 2011.
•	With the exception of Michigan, the FHFA House Price Index in the Huntington footprint states declined by less than the national average during the recession and all footprint states outperformed the FHFA House Price Index during 2010. Overall regional vacancy rates have shown signs of stabilization along with the national vacancy rate in 2010.
Unfortunately, during the 2011 first quarter a number of issues have emerged that could negatively impact the recovery. These include the continued instability in the Middle East with its ramifications on the cost of oil translating to higher gas prices, and the crisis in Japan which could negatively impact the production of consumer goods and services, most notably the electronics and automobile sectors. In addition, above average office vacancy rates in large metropolitan areas indicate the possibility for some continued softness in commercial real estate in 2011. For now, we continue to believe that the economy will remain relatively stable throughout 2011, with the potential for improvement in the latter half.
Legislative and Regulatory
Legislative and regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Reg E relating to certain overdraft fees for consumer deposit accounts and the passage of the Dodd-Frank Act.
Durbin Amendment — The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). Interchange fees accounted for about $90 million, or just over 80%, of our electronic banking income last year, our fourth largest fee income activity. In the fourth quarter, the Federal Reserve put out a proposal for comment that would cap the interchange rate at either $0.07 or $0.12 per transaction. While these rates are not finalized, if they stand, we estimate that between 75%-85% of our interchange income could be lost. The new rate is scheduled to take effect July 21, 2011.
Recent Industry Developments
Foreclosure Documentation — We are continuing to evaluate our foreclosure process and procedures given the recent consent orders entered into by some of the largest servicers regarding their foreclosure activities. We have determined that there is no reason to conclude that foreclosures were filed that should not have been filed. We have identified and are implementing process and control enhancements to ensure that our foreclosure processes are in compliance with applicable laws and regulations. We are consulting with counsel as necessary with respect to requirements imposed on the largest servicers in the consent orders and by the courts in which foreclosure proceedings are pending, which could impact our foreclosure actions.
Representation and Warranty Reserve —We primarily conduct our loan sale and securitization activity with FNMA and FHLMC. In connection with these and other sale and securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. In the future, we may be required to repurchase individual loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. At March 31, 2011, we have a reserve for such losses of $23.8 million, which is included in accrued expenses and other liabilities.
Mortgage Servicing Rights — MSR fair values are estimated based on residential mortgage servicing revenue in excess of estimated market costs to service the underlying loans. Historically, the estimated market cost to service has been stable. Due to changes in the regulatory environment related to loan servicing and foreclosure activities, costs to service may potentially increase, however the potential impact on the market costs to service remains uncertain. Certain large residential mortgage loan servicers entered into consent orders with banking regulators in April 2011, which require the banks to remedy deficiencies and unsafe or unsound practices and to enhance residential mortgage servicing and foreclosure processes. It is unclear what impact this may ultimately have on market costs to service. At March 31, 2011, we estimated a 25% increase to our loan servicing market cost assumption would result in a fair value impairment charge of approximately $8 million.
Expectations
We are optimistic about our prospects for continued earnings growth for the rest of the year.
Net income is expected to grow from the current quarter level throughout the rest of the year as pretax, pre-provision income rebounds from the current quarter’s level.

We believe the momentum we are seeing in loan and deposit growth, coupled with a stable net interest margin, will contribute to growth in net interest income. Our C&I portfolio is expected to continue to show meaningful growth with much of this reflecting the positive impact from strategic initiatives to expand our commercial lending expertise into areas like specialty banking, asset based lending, and equipment financing, in addition to our long-standing continued support of small business lending. Growth in automobile loans is also expected to remain strong, aided by our recent expansion into new markets. Home equity and residential mortgages are likely to show only modest growth until there is more consumer confidence in the sustainability of the economic recovery. Our noncore CRE portfolio is expected to continue to decline, but likely at a slower rate.
We anticipate our core deposits will continue to grow, reflecting growth in consumer households and business relationships. Further, we expect the shift toward lower-cost noninterest-bearing demand deposit accounts will continue.
From a fee income perspective, first quarter results reflect for the most part the negative run rate impacts from the decline in mortgage banking income and deposit service charges. Mortgage banking income will likely show only modest, if any, growth throughout the rest of this year. Service charge income should begin to show modest growth later in this year as the benefits from our ‘Fair Play’ banking philosophy continue to gain momentum commensurate with consumer household growth and increased product penetration.
Electronic banking income in the second half of the year could be negatively impacted by as much as $45 million if the Federal Reserve’s currently proposed interchange fee structure is implemented July 21, 2011 as planned. There are some congressional movements to block or postpone the implementation, but any outcome is uncertain at this time. We also expect to see continued growth in the earnings contribution from other key fee income activities including capital markets, treasury management services, and brokerage, reflecting the impact of our cross-sell and product penetration initiatives throughout the Company, as well as the positive impact from strategic initiatives.
Expense levels are expected to remain relatively stable with declines resulting from continued low credit costs and improved expense efficiencies, offset by continued investments in strategic initiatives.
Nonaccrual loans are expected to decline meaningfully throughout the year.
We anticipate an effective tax rate for the remainder of the year to approximate 35% of income before income taxes less approximately $60.0 million of permanent tax differences over the remainder of 2011 primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

DISCUSSION OF RESULTS OF OPERATIONS
This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key Unaudited Condensed Consolidated Balance Sheet and Statement of Income trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”

Table 1 — Selected Quarterly Income Statement Data (1)

	2011	2010
(dollar amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$501,877	$528,291	$534,669	$535,653	$546,779
Interest expense	97,547	112,997	124,707	135,997	152,886

Net interest income	404,330	415,294	409,962	399,656	393,893
Provision for credit losses	49,385	86,973	119,160	193,406	235,008

Net interest income after provision for credit losses	354,945	328,321	290,802	206,250	158,885

Service charges on deposit accounts	54,324	55,810	65,932	75,934	69,339
Mortgage banking income	22,684	53,169	52,045	45,530	25,038
Trust services income	30,742	29,394	26,997	28,399	27,765
Electronic banking income	28,786	28,900	28,090	28,107	25,137
Insurance income	17,945	19,678	19,801	18,074	18,860
Brokerage income	20,511	16,953	16,575	18,425	16,902
Bank owned life insurance income	14,819	16,113	14,091	14,392	16,470
Automobile operating lease income	8,847	10,463	11,356	11,842	12,303
Securities gains (losses)	40	(103)	(296)	156	(31)
Other income	38,247	33,843	32,552	28,784	29,069

Total noninterest income	236,945	264,220	267,143	269,643	240,852

Personnel costs	219,028	212,184	208,272	194,875	183,642
Outside data processing and other services	40,282	40,943	38,553	40,670	39,082
Net occupancy	28,436	26,670	26,718	25,388	29,086
Deposit and other insurance expense	17,896	23,320	23,406	26,067	24,755
Professional services	13,465	21,021	20,672	24,388	22,697
Equipment	22,477	22,060	21,651	21,585	20,624
Marketing	16,895	16,168	20,921	17,682	11,153
Amortization of intangibles	13,370	15,046	15,145	15,141	15,146
OREO and foreclosure expense	3,931	10,502	12,047	4,970	11,530
Automobile operating lease expense	6,836	8,142	9,159	9,667	10,066
Other expense	48,083	38,537	30,765	33,377	30,312

Total noninterest expense	430,699	434,593	427,309	413,810	398,093

Income before income taxes	161,191	157,948	130,636	62,083	1,644
Provision (benefit) for income taxes	34,745	35,048	29,690	13,319	(38,093)

Net income	$126,446	$122,900	$100,946	$48,764	$39,737

Dividends on preferred shares	7,703	83,754	29,495	29,426	29,357

Net income applicable to common shares	$118,743	$39,146	$71,451	$19,338	$10,380

Average common shares — basic	863,359	757,924	716,911	716,580	716,320
Average common shares — diluted(2)	867,237	760,582	719,567	719,387	718,593
Net income per common share — basic	$0.14	$0.05	$0.10	$0.03	$0.01
Net income per common share — diluted	0.14	0.05	0.10	0.03	0.01
Cash dividends declared per common share	0.01	0.01	0.01	0.01	0.01
Return on average total assets	0.96%	0.90%	0.76%	0.38%	0.31%
Return on average common shareholders’ equity	10.3	3.8	7.4	2.1	1.1
Return on average common tangible shareholders’ equity(3)	12.7	5.6	10.0	3.8	2.7
Net interest margin(4)	3.42	3.37	3.45	3.46	3.47
Efficiency ratio(5)	64.7	61.4	60.6	59.4	60.1
Effective tax rate	21.6	22.2	22.7	21.5	(2,317.1)
Revenue — FTE
Net interest income	$404,330	$415,294	$409,962	$399,656	$393,893
FTE adjustment	3,945	3,708	2,631	2,490	2,248

Net interest income(4)	408,275	419,002	412,593	402,146	396,141
Noninterest income	236,945	264,220	267,143	269,643	240,852

Total revenue(4)	$645,220	$683,222	$679,736	$671,789	$636,993

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items” for additional discussion regarding these key factors.

(2)	For all periods presented, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods. The convertible preferred stock and warrants were repurchased in December 2010, and January 2011, respectively.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
Significant Items
Definition of Significant Items
From time-to-time, revenue, expenses, or taxes, are impacted by items judged by us to be outside of ordinary banking activities and / or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as Significant Items. Most often, these Significant Items result from factors originating outside the Company; e.g., regulatory actions / assessments, windfall gains, changes in accounting principles, one-time tax assessments / refunds, litigation actions, etc. In other cases, they may result from our decisions associated with significant corporate actions out of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.
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
We believe the disclosure of Significant Items provides a better understanding of our performance and trends to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance accordingly. To this end, we adopted a practice of listing Significant Items in our external disclosure documents (e.g., earnings press releases, investor presentations, Forms 10-Q and 10-K).
Significant Items for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by the Significant Items summarized below.
1.	Litigation Reserve. During the 2011 first quarter, $17.0 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.
2.	TARP Capital Purchase Program Repurchase. During the 2010 fourth quarter, we issued $920.0 million of our common stock and $300.0 million of subordinated debt. The net proceeds, along with other available funds, were used to repurchase all $1.4 billion of TARP capital that we issued to the Treasury under its TARP CPP in 2008. As part of this transaction, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.07 per common share for the 2010 fourth quarter.
3.	Franklin Relationship. Our relationship with Franklin was acquired in the Sky Financial acquisition in 2007. On March 31, 2009, we restructured our relationship with Franklin. During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 restructuring.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 2 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2011		December 31, 2010		March 31, 2010
(dollar amounts in thousands, except per share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income — GAAP	$126,446		$122,900		$39,737
Earnings per share, after-tax		$0.14		$0.05		$0.01
Change from prior quarter — $		0.09		(0.05)		0.57
Change from prior quarter — %		180.0%		(50)%		N.R.	%

Change from year-ago — $		$0.13		$0.61		$6.80
Change from year-ago — %		1,300%		109%		N.R.	%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS	Earnings (1)	EPS
Net tax benefit recognized (2)	—	—	—	—	38,222	0.05
Litigation reserves addition	(17,028)	(0.01)	—	—	—	—
Preferred stock conversion deemed dividend	—	—	—	(0.07)	—	—

N.R. — not relevant. The numerator of the calculation is a positive value and the dominator is a negative value.

(1)	Pretax unless otherwise noted.

(2)	After-tax.
Pretax, Pre-provision Income Trends
One non-GAAP performance measurement that we believe is useful in analyzing our underlying performance trends is pretax, pre-provision income. This is the level of pretax earnings adjusted to exclude the impact of: (a) provision expense, (b) investment securities gains/losses, which are excluded because securities market valuations may become particularly volatile in times of economic stress, (c) amortization of intangibles expense, which is excluded because the return on tangible common equity is a key measurement we use to gauge performance trends, and (d) certain other items identified by us (see Significant Items) that we believe may distort our underlying performance trends.
The following table reflects pretax, pre-provision income for each of the past five quarters:
Table 3 — Pretax, Pre-provision Income (1)

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Income before income taxes	$161,191	$157,948	$130,636	$62,083	$1,644

Add: Provision for credit losses	49,385	86,973	119,160	193,406	235,008
Less: Securities gains (losses)	40	(103)	(296)	156	(31)
Add: Amortization of intangibles	13,370	15,046	15,145	15,141	15,146
Less: Litigation reserves addition	(17,028)	—	—	—	—

Total pretax, pre-provision income	$240,934	$260,070	$265,237	$270,474	$251,829

Change in total pretax, pre-provision income:
Prior quarter change — amount	$(19,136)	$(5,167)	$(5,237)	$18,645	$9,768
Prior quarter change — percent	(7)%	(2)%	(2)%	7%	4%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.

Pretax, pre-provision income was $240.9 million in the 2011 first quarter, down $19.1 million, or 7%, from the prior quarter. From a run-rate basis, the decline reflected:
•	$8.8 million seasonal reduction in revenue as the current quarter had fewer days than the prior quarter. This included a $7.0 million reduction in net interest income and a $1.8 million reduction in service charge and electronic banking income.
•	$6.9 million seasonal increase in noninterest expense, primarily associated with the annual reset of FICA and other payroll taxes.
Net Interest Income / Average Balance Sheet
2011 First Quarter versus 2010 First Quarter
Fully-taxable equivalent net interest income increased $12.1 million, or 3%, from the year-ago quarter. This reflected the benefit of a $2.1 billion, or 5%, increase in average earning assets. The FTE net interest margin declined to 3.42% from 3.47%. The increase in average earning assets reflected a combination of factors including:
•	$1.1 billion, or 3%, increase in average total loans and leases.
•	$1.1 billion, or 13%, increase in average total available-for-sale and other securities, reflecting the deployment of cash from core deposit growth.
The 5 basis point decline in the FTE net interest margin reflected the impact of stronger deposit growth funding available-for-sale and other securities purchases at a lower incremental spread.
The following table details the change in our average loans and leases and deposits:
Table 4 — Average Loans/Leases and Deposits — 2011 First Quarter vs. 2010 First Quarter

	First Quarter		Change
(dollar amounts in millions)	2011	2010	Amount	Percent
Loans/Leases
Commercial and industrial	$13,121	$12,314	$807	7%
Commercial real estate	6,524	7,677	(1,153)	(15)

Total commercial	19,645	19,991	(346)	(2)
Automobile	5,701	4,250	1,451	34
Home equity	7,728	7,539	189	3
Residential mortgage	4,465	4,477	(12)	—
Other loans	559	723	(164)	(23)

Total consumer	18,453	16,989	1,464	9

Total loans and leases	$38,098	$36,980	$1,118	3%

Deposits
Demand deposits — noninterest-bearing	$7,333	$6,627	$706	11%
Demand deposits — interest-bearing	5,357	5,716	(359)	(6)
Money market deposits	13,492	10,340	3,152	30
Savings and other domestic time deposits	4,701	4,613	88	2
Core certificates of deposit	8,391	9,976	(1,585)	(16)

Total core deposits	39,274	37,272	2,002	5
Other deposits	2,390	2,951	(561)	(19)

Total deposits	$41,664	$40,223	$1,441	4%

The $1.1 billion, or 3%, increase in average total loans and leases primarily reflected:
•	$1.5 billion, or 34%, increase in the average automobile portfolio. Automobile lending is a core competency and continued to be an area of growth. The growth from the year-ago quarter exhibited further penetration within our historical geographic footprint, as well as the positive impact of our expansion into Eastern Pennsylvania and five New England states. Origination quality remained high.
•	$0.8 billion, or 7%, increase in the average C&I portfolio. Growth from the year-ago quarter reflected the benefits from our strategic initiatives including large corporate, asset based lending, and equipment finance. In addition, we continued to see growth in automobile floor plan lending as well as more traditional middle-market loans. This growth is evident despite line-of-credit utilization rates that remain well below historical norms.
•	$0.2 billion, or 3%, increase in the average home equity portfolio, reflecting higher originations and continued slower runoff.

Partially offset by:
•	$1.2 billion, or 15%, decrease in average CRE loans reflecting the continued execution of our plan to reduce CRE exposure, primarily in the noncore CRE segment. This reduction will continue through 2011, reflecting normal amortization, paydowns, and refinancing.
Average total deposits increased $1.4 billion, or 4%, from the year-ago quarter reflecting:
•	$2.0 billion, or 5%, growth in average total core deposits. The drivers of this change were a $3.2 billion, or 30%, growth in average money market deposits, and a $0.7 billion, or 11%, growth in average noninterest-bearing demand deposits. These increases were partially offset by a $1.6 billion, or 16%, decline in average core certificates of deposit and a $0.4 billion, or 6%, decrease in average interest-bearing demand deposits. Contributing to the growth in noninterest-bearing demand deposits was 7% growth in the number of retail banking DDA households.
Partially offset by:
•	$0.4 billion, or 23%, decline in average brokered deposits and negotiable CDs, reflecting a strategy of reducing such noncore funding.
2011 First Quarter versus 2010 Fourth Quarter
FTE net interest income decreased $10.7 million, or 3%, from the 2010 fourth quarter. This reflected a 2% (8% annualized) decrease in average earning assets as the FTE net interest margin increased to 3.42% from 3.37%. The decrease in average earning assets reflected a combination of factors including:
•	$0.6 billion, or 6% (25% annualized), decrease in average available-for-sale and other securities, primarily related to two funding requirements. The first was to fund the repurchase of TARP capital and related warrants and the second was the $0.4 billion decline in noncore deposits.
•	$0.4 billion, or 46%, decline in loans held for sale as our mortgage pipeline slowed considerably during the current quarter.
Partially offset by:
•	$0.3 billion, or 1% (3% annualized), increase in average total loans and leases.
The net interest margin increased 5 basis points, reflecting the positive impacts of increases in lower cost deposits, improved deposit pricing, and day count, partially offset by the negative impacts of a reduction in swap income, lower loan yields, and the issuance of subordinated debt.

The following table details the change in our average loans / leases and deposits:
Table 5 — Average Loans/Leases and Deposits — 2011 First Quarter vs. 2010 Fourth Quarter

	2011	2010	Change
(dollar amounts in millions)	First Quarter	Fourth Quarter	Amount	Percent
Loans/Leases
Commercial and industrial	$13,121	$12,767	$354	3%
Commercial real estate	6,524	6,798	(274)	(4)

Total commercial	19,645	19,565	80	—
Automobile	5,701	5,520	181	3
Home equity	7,728	7,709	19	—
Residential mortgage	4,465	4,430	35	1
Other consumer	559	576	(17)	(3)

Total consumer	18,453	18,235	218	1

Total loans and leases	$38,098	$37,800	$298	1%

Deposits
Demand deposits — noninterest-bearing	$7,333	$7,188	$145	2%
Demand deposits — interest-bearing	5,357	5,317	40	1
Money market deposits	13,492	13,158	334	3
Savings and other domestic time deposits	4,701	4,640	61	1
Core certificates of deposit	8,391	8,646	(255)	(3)

Total core deposits	39,274	38,949	325	1
Other deposits	2,390	2,755	(365)	(13)

Total deposits	$41,664	$41,704	$(40)	—%

The $0.3 billion, or 1% (3% annualized), increase in average total loans and leases primarily reflected:
•	$0.4 billion, or 3% (11% annualized), growth in the average C&I portfolio. The growth in the C&I portfolio during the 2011 first quarter came from several business lines including large corporate, middle market, asset based lending, automobile floor plan lending, and equipment finance. On a geographic basis, nine of our eleven regions experienced loan growth in the quarter, adding to the diversity of the portfolio growth. Line-of-credit utilization rates remained low and little changed from the end of the prior quarter.
•	$0.2 billion, or 3% (13% annualized), growth in the average automobile portfolio. We continue to originate high quality loans with acceptable returns. To date, we have seen no material change in our outlook for automobile originations as a result of the crisis in Japan. While the crisis in Japan has resulted in a selective slowdown in automobile production, we currently do not see this having a material negative impact on our automobile finance business. We focus on larger, multi-franchised, well-capitalized dealers that are rarely reliant on the success of one franchise to generate profitability. In addition, the slowdown is only impacting new automobile production, which is providing support to used automobile pricing and sales activity. More than half of our loan production represents used automobile financing.
Partially offset by:
•	$0.3 billion, or 4% (16% annualized), decline in average CRE loans, primarily as a result of our ongoing strategy to reduce our exposure to the commercial real estate market. The decline in noncore CRE accounted for 63% of the decline in the total CRE portfolio. The noncore CRE declines reflected paydowns, refinancing, and NCOs. The core CRE portfolio continued to exhibit high quality characteristics with minimal downgrade or NCO activity.
Average total deposits were little changed from the prior quarter reflecting:
•	$0.3 billion, or 1% (3% annualized), growth in average total core deposits. The primary drivers of this growth were a 3% (10% annualized) increase in average money market deposits, partially reflecting funds from maturing CDs flowing into money market accounts given the low absolute level of rates on new CD offerings. The growth in average total core deposits also reflected 2% (8% annualized) growth in average noninterest-bearing demand deposits. Contributing to the growth in noninterest-bearing demand deposits was a 9% annualized prior quarter growth in consumer checking account households.
Partially offset by:
•	$0.2 billion, or 10% (42% annualized), decline in average brokered deposits and negotiable CDs, reflecting a strategy of reducing such noncore funding.

Tables 6 and 7 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.
Table 6 — Consolidated Quarterly Average Balance Sheets

						Change
	2011	2010				1Q11 vs. 1Q10
(dollar amounts in millions)	First	Fourth	Third	Second	First	Amount	Percent
Assets
Interest-bearing deposits in banks	$130	$218	$282	$309	$348	$(218)	(63)%
Trading account securities	144	297	110	127	96	48	50
Loans held for sale	420	779	663	323	346	74	21
Available-for-sale and other securities:
Taxable	9,108	9,747	8,876	8,369	8,027	1,081	13
Tax-exempt	445	449	365	389	443	2	—

Total available-for-sale and other securities	9,553	10,196	9,241	8,758	8,470	1,083	13
Loans and leases: (1)
Commercial:
Commercial and industrial	13,121	12,767	12,393	12,244	12,314	807	7
Commercial real estate:
Construction	611	716	989	1,279	1,409	(798)	(57)
Commercial	5,913	6,082	6,084	6,085	6,268	(355)	(6)

Commercial real estate	6,524	6,798	7,073	7,364	7,677	(1,153)	(15)

Total commercial	19,645	19,565	19,466	19,608	19,991	(346)	(2)

Consumer:
Automobile	5,701	5,520	5,140	4,634	4,250	1,451	34
Home equity	7,728	7,709	7,567	7,544	7,539	189	3
Residential mortgage	4,465	4,430	4,389	4,608	4,477	(12)	—
Other consumer	559	576	653	695	723	(164)	(23)

Total consumer	18,453	18,235	17,749	17,481	16,989	1,464	9

Total loans and leases	38,098	37,800	37,215	37,089	36,980	1,118	3
Allowance for loan and lease losses	(1,231)	(1,323)	(1,384)	(1,506)	(1,510)	279	(18)

Net loans and leases	36,867	36,477	35,831	35,583	35,470	1,397	4

Total earning assets	48,345	49,290	47,511	46,606	46,240	2,105	5

Cash and due from banks	1,299	1,187	1,618	1,509	1,761	(462)	(26)
Intangible assets	665	679	695	710	725	(60)	(8)
All other assets	4,291	4,313	4,277	4,384	4,486	(195)	(4)

Total assets	$53,369	$54,146	$52,717	$51,703	$51,702	$1,667	3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$7,333	$7,188	$6,768	$6,849	$6,627	$706	11%
Demand deposits — interest-bearing	5,357	5,317	5,319	5,971	5,716	(359)	(6)
Money market deposits	13,492	13,158	12,336	11,103	10,340	3,152	30
Savings and other domestic deposits	4,701	4,640	4,639	4,677	4,613	88	2
Core certificates of deposit	8,391	8,646	8,948	9,199	9,976	(1,585)	(16)

Total core deposits	39,274	38,949	38,010	37,799	37,272	2,002	5
Other domestic time deposits of $250,000 or more	606	737	690	661	698	(92)	(13)
Brokered deposits and negotiable CDs	1,410	1,575	1,495	1,505	1,843	(433)	(23)
Deposits in foreign offices	374	443	451	402	410	(36)	(9)

Total deposits	41,664	41,704	40,646	40,367	40,223	1,441	4
Short-term borrowings	2,134	2,134	1,739	966	927	1,207	130
Federal Home Loan Bank advances	30	112	188	212	179	(149)	(83)
Subordinated notes and other long-term debt	3,525	3,558	3,672	3,836	4,062	(537)	(13)

Total interest-bearing liabilities	40,020	40,320	39,477	38,532	38,764	1,256	3

All other liabilities	994	993	952	924	947	47	5
Shareholders’ equity	5,022	5,645	5,520	5,398	5,364	(342)	(6)

Total liabilities and shareholders’ equity	$53,369	$54,146	$52,717	$51,703	$51,702	$1,667	3%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 7 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2011	2010
Fully-taxable equivalent basis (1)	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	0.11%	0.63%	0.21%	0.20%	0.18%
Trading account securities	1.37	1.98	1.20	1.74	2.15
Loans held for sale	4.08	4.01	5.75	5.02	4.98
Available-for-sale and other securities:
Taxable	2.53	2.42	2.77	2.85	2.94
Tax-exempt	4.70	4.59	4.70	4.62	4.37

Total available-for-sale and other securities	2.63	2.52	2.84	2.93	3.01
Loans and leases: (3)
Commercial:
Commercial and industrial	4.57	4.94	5.14	5.31	5.60
Commercial real estate:
Construction	3.36	3.07	2.83	2.61	2.66
Commercial	3.93	3.92	3.91	3.69	3.60

Commercial real estate	3.88	3.83	3.76	3.49	3.43

Total commercial	4.34	4.56	4.64	4.63	4.76

Consumer:
Automobile	5.22	5.46	5.79	6.46	6.63
Home equity	4.54	4.64	4.74	5.26	5.59
Residential mortgage	4.76	4.82	4.97	4.70	4.89
Other consumer	7.85	7.92	7.10	6.84	7.00

Total consumer	4.90	5.04	5.19	5.49	5.73

Total loans and leases	4.61	4.79	4.90	5.04	5.21

Total earning assets	4.24%	4.29%	4.49%	4.63%	4.82%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.09	0.13	0.17	0.22	0.22
Money market deposits	0.50	0.77	0.86	0.93	1.00
Savings and other domestic deposits	0.81	0.90	0.99	1.07	1.19
Core certificates of deposit	2.07	2.11	2.31	2.68	2.93

Total core deposits	0.89	1.05	1.18	1.33	1.51
Other domestic time deposits of $250,000 or more	1.08	1.21	1.28	1.37	1.44
Brokered deposits and negotiable CDs	1.11	1.53	2.21	2.56	2.49
Deposits in foreign offices	0.20	0.17	0.22	0.19	0.19

Total deposits	0.90	1.06	1.21	1.37	1.55
Short-term borrowings	0.18	0.20	0.22	0.21	0.21
Federal Home Loan Bank advances	2.98	0.95	1.25	1.93	2.71
Subordinated notes and other long-term debt	2.34	2.15	2.15	2.05	2.25

Total interest-bearing liabilities	0.99%	1.11%	1.25%	1.41%	1.60%

Net interest rate spread	3.21%	3.16%	3.24%	3.22%	3.22%
Impact of noninterest-bearing funds on margin	0.21	0.21	0.21	0.24	0.25

Net interest margin	3.42%	3.37%	3.45%	3.46%	3.47%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters of credit.
The provision for credit losses for the 2011 first quarter was $49.4 million, down $37.6 million, or 43%, from the prior quarter and down $185.6 million, or 79%, from the year-ago quarter. Reflecting the resolution of problem credits for which reserves had previously been established, the current quarter’s provision for credit losses was $115.7 million less than total NCOs (see Credit Quality discussion).
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:
Table 8 — Noninterest Income

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Service charges on deposit accounts	$54,324	$55,810	$65,932	$75,934	$69,339
Mortgage banking income	22,684	53,169	52,045	45,530	25,038
Trust services income	30,742	29,394	26,997	28,399	27,765
Electronic banking income	28,786	28,900	28,090	28,107	25,137
Insurance income	17,945	19,678	19,801	18,074	18,860
Brokerage income	20,511	16,953	16,575	18,425	16,902
Bank owned life insurance income	14,819	16,113	14,091	14,392	16,470
Automobile operating lease income	8,847	10,463	11,356	11,842	12,303
Securities gains (losses)	40	(103)	(296)	156	(31)
Other income	38,247	33,843	32,552	28,784	29,069

Total noninterest income	$236,945	$264,220	$267,143	$269,643	$240,852

The following table details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:
Table 9 — Mortgage Banking Income

	2011	2010
(dollar amounts in thousands, except as noted)	First	Fourth	Third	Second	First
Mortgage Banking Income
Origination and secondary marketing	$19,799	$48,236	$35,840	$19,778	$13,586
Servicing fees	12,546	11,474	12,053	12,178	12,418
Amortization of capitalized servicing	(9,863)	(13,960)	(13,003)	(10,137)	(10,065)
Other mortgage banking income	3,769	4,789	4,966	3,664	3,210

Sub-total	26,251	50,539	39,856	25,483	19,149
MSR valuation adjustment(1)	774	31,319	(12,047)	(26,221)	(5,772)
Net trading (losses) gains related to MSR hedging	(4,341)	(28,689)	24,236	46,268	11,661

Total mortgage banking income	$22,684	$53,169	$52,045	$45,530	$25,038

Mortgage originations (in millions)	$929	$1,827	$1,619	$1,161	$869
Average trading account securities used to hedge MSRs (in millions)	46	184	23	28	18
Capitalized mortgage servicing rights(2)	202,559	196,194	161,594	179,138	207,552
Total mortgages serviced for others (in millions)(2)	16,456	15,933	15,713	15,954	15,968
MSR % of investor servicing portfolio	1.23%	1.23%	1.03%	1.12%	1.30%

Net Impact of MSR Hedging
MSR valuation adjustment(1)	$774	$31,319	$(12,047)	$(26,221)	$(5,772)
Net trading (losses) gains related to MSR hedging	(4,341)	(28,689)	24,236	46,268	11,661
Net interest income related to MSR hedging	99	713	32	58	169

Net (loss) gain of MSR hedging	$(3,468)	$3,343	$12,221	$20,105	$6,058

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.
2011 First Quarter versus 2010 First Quarter
Noninterest income decreased $3.9 million, or 2%, from the year-ago quarter.
Table 10 — Noninterest Income — 2011 First Quarter vs. 2010 First Quarter

	First Quarter		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent

Service charges on deposit accounts	$54,324	$69,339	$(15,015)	(22)%
Mortgage banking income	22,684	25,038	(2,354)	(9)
Trust services income	30,742	27,765	2,977	11
Electronic banking income	28,786	25,137	3,649	15
Insurance income	17,945	18,860	(915)	(5)
Brokerage income	20,511	16,902	3,609	21
Bank owned life insurance income	14,819	16,470	(1,651)	(10)
Automobile operating lease income	8,847	12,303	(3,456)	(28)
Securities gains (losses)	40	(31)	71	N.R.
Other income	38,247	29,069	9,178	32

Total noninterest income	$236,945	$240,852	$(3,907)	(2)%

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

The $3.9 million, or 2%, decrease in total noninterest income from the year-ago quarter reflected:
•	$15.0 million, or 22%, decline in service charges on deposit accounts, reflecting lower consumer service charges due to a combination of factors including the implementation of the amendment to Reg E, our “Fair Play” banking philosophy, and lower underlying activity levels.
•	$3.5 million, or 28%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.
•	$2.4 million, or 9%, decrease in mortgage banking income. This primarily reflected a $9.5 million reduction in MSR net hedging income (losses), as the current quarter reflected a $3.6 million net loss, partially offset by a $6.2 million, or 46%, increase in origination and secondary marketing income, as originations increased 7% from the year-ago quarter.
Partially offset by:
•	$9.2 million, or 32%, increase in other income, of which $7.5 million was associated with increased gains from the sale of SBA loans. Also contributing to the growth were increases from capital market activities and the sale of interest rate protection products.
•	$3.6 million, or 15%, increase in electronic banking income, reflecting an increase in debit card transaction volume and new account growth.
•	$3.6 million, or 21%, increase in brokerage income, primarily reflecting increased sales of investment products.
•	$3.0 million, or 11%, increase in trust services income, reflecting increases in asset market values, net growth in accounts, and higher fees for income tax preparation.
2011 First Quarter versus 2010 Fourth Quarter
Noninterest income decreased $27.3 million, or 10%, from the prior quarter.
Table 11 — Noninterest Income — 2011 First Quarter vs. 2010 Fourth Quarter

	2011	2010	Change
(dollar amounts in thousands)	First Quarter	Fourth Quarter	Amount	Percent

Service charges on deposit accounts	$54,324	$55,810	$(1,486)	(3)%
Mortgage banking income	22,684	53,169	(30,485)	(57)
Trust services income	30,742	29,394	1,348	5
Electronic banking income	28,786	28,900	(114)	—
Insurance income	17,945	19,678	(1,733)	(9)
Brokerage income	20,511	16,953	3,558	21
Bank owned life insurance income	14,819	16,113	(1,294)	(8)
Automobile operating lease income	8,847	10,463	(1,616)	(15)
Securities gains (losses)	40	(103)	143	N.R.
Other income	38,247	33,843	4,404	13

Total noninterest income	$236,945	$264,220	$(27,275)	(10)%

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
The $27.3 million, or 10%, decrease in total noninterest income from the prior quarter reflected:
•	$30.5 million, or 57%, decline in mortgage banking income. The decrease primarily resulted from a $28.4 million, or 59%, reduction in origination and secondary marketing income. Mortgage originations declined to $0.9 billion, or 49%, from $1.8 billion in the prior quarter, reflecting a rise in mortgage interest rates late in the 2010 fourth quarter, thus decreasing refinancing and purchase activity. The decline also reflected a $6.2 million reduction associated with MSR hedging activities as the current quarter reflected $3.6 million of MSR net hedging losses compared with $2.6 million of such gains in the prior quarter.

Partially offset by:
•	$4.4 million, or 13%, growth in other income, reflecting a $4.8 million increase in gains on the sale of SBA loans.
•	$3.6 million, or 21%, growth in brokerage income, reflecting increased annuity sales.
Noninterest Expense
(This section should be read in conjunction with Significant Item 1.)
The following table reflects noninterest expense for each of the past five quarters:
Table 12 — Noninterest Expense

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Personnel costs	$219,028	$212,184	$208,272	$194,875	$183,642
Outside data processing and other services	40,282	40,943	38,553	40,670	39,082
Net occupancy	28,436	26,670	26,718	25,388	29,086
Deposit and other insurance expense	17,896	23,320	23,406	26,067	24,755
Professional services	13,465	21,021	20,672	24,388	22,697
Equipment	22,477	22,060	21,651	21,585	20,624
Marketing	16,895	16,168	20,921	17,682	11,153
Amortization of intangibles	13,370	15,046	15,145	15,141	15,146
OREO and foreclosure expense	3,931	10,502	12,047	4,970	11,530
Automobile operating lease expense	6,836	8,142	9,159	9,667	10,066
Other expense	48,083	38,537	30,765	33,377	30,312

Total noninterest expense	$430,699	$434,593	$427,309	$413,810	$398,093

Number of employees (FTE), at period-end	11,319	11,341	11,279	11,117	10,678
2011 First Quarter versus 2010 First Quarter
Noninterest expense increased $32.6 million, or 8%, from the year-ago quarter.
Table 13 — Noninterest Expense — 2011 First Quarter vs. 2010 First Quarter

	First Quarter		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent

Personnel costs	$219,028	$183,642	$35,386	19%
Outside data processing and other services	40,282	39,082	1,200	3
Net occupancy	28,436	29,086	(650)	(2)
Deposit and other insurance expense	17,896	24,755	(6,859)	(28)
Professional services	13,465	22,697	(9,232)	(41)
Equipment	22,477	20,624	1,853	9
Marketing	16,895	11,153	5,742	51
Amortization of intangibles	13,370	15,146	(1,776)	(12)
OREO and foreclosure expense	3,931	11,530	(7,599)	(66)
Automobile operating lease expense	6,836	10,066	(3,230)	(32)
Other expense	48,083	30,312	17,771	59

Total noninterest expense	$430,699	$398,093	$32,606	8%

Number of employees (FTE), at period-end	11,319	10,678	641	6%

The $32.6 million, or 8%, increase in total noninterest expense from the year-ago quarter reflected:
•	$35.4 million, or 19%, increase in personnel costs, primarily reflecting a 6% increase in full-time equivalent staff in support of strategic initiatives, as well as higher benefit related expenses, including the reinstatement of our 401(k) plan matching contribution in the second quarter of last year.
•	$17.8 million, or 59%, increase in other expense, primarily reflecting $17.0 million of expense associated with additions to litigation reserves in the current quarter.
•	$5.7 million, or 51%, increase in marketing expense, reflecting increases in branding and product advertising activities in support of strategic initiatives.
Partially offset by:
•	$9.2 million, or 41%, decrease in professional services, reflecting a decline in costs related to collection activities and consulting expenses.
•	$7.6 million, or 66%, decline in OREO and foreclosure expense, reflecting a 64% decline in OREO from the year-ago quarter.
•	$6.9 million, or 28%, decline in deposit and other insurance expense.
•	$3.2 million, or 32%, decline in automobile operating lease expense as that portfolio continued to run-off.
2011 First Quarter versus 2010 Fourth Quarter
Noninterest expense decreased $3.9 million, or 1%, from the prior quarter.
Table 14 — Noninterest Expense — 2011 First Quarter vs. 2010 Fourth Quarter

	2011	2010	Change
(dollar amounts in thousands)	First Quarter	Fourth Quarter	Amount	Percent

Personnel costs	$219,028	$212,184	$6,844	3%
Outside data processing and other services	40,282	40,943	(661)	(2)
Net occupancy	28,436	26,670	1,766	7
Deposit and other insurance expense	17,896	23,320	(5,424)	(23)
Professional services	13,465	21,021	(7,556)	(36)
Equipment	22,477	22,060	417	2
Marketing	16,895	16,168	727	4
Amortization of intangibles	13,370	15,046	(1,676)	(11)
OREO and foreclosure expense	3,931	10,502	(6,571)	(63)
Automobile operating lease expense	6,836	8,142	(1,306)	(16)
Other expense	48,083	38,537	9,546	25

Total noninterest expense	$430,699	$434,593	$(3,894)	(1)%

Number of employees (FTE), at period-end	11,319	11,341	(22)	—%
The $3.9 million, or 1%, decrease in total noninterest expense from the prior quarter reflected:
•	$7.6 million, or 36%, decline in professional services, reflecting a decline in legal costs related to collection activities and consulting expenses.
•	$6.6 million, or 63%, decline in OREO and foreclosure expense as OREO balances declined 18% in the current quarter.
•	$5.4 million, or 23%, decline in deposit and other insurance expense.
Partially offset by:
•	$9.5 million, or 25%, increase in other expense. This reflected the current quarter’s $17.0 million of expense associated with additions to litigation reserves, partially offset by the benefit of declines in fraud losses, repurchase losses related to representations and warranties made on mortgage loans sold, and travel expense.
•	$6.8 million, or 3%, increase in personnel costs, primarily reflecting a seasonal $6.9 million increase in FICA and other employment taxes.

Provision for Income Taxes
(This section should be read in conjunction with Significant Item 3.)
The provision for income taxes in the 2011 first quarter was $34.7 million. This compared with a provision for income taxes of $35.0 million in the 2010 fourth quarter and a benefit for income taxes of $38.1 million in the 2010 first quarter. All three quarters include the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At March 31, 2011, we had a net deferred tax asset of $532.6 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at March 31, 2011. The total disallowed deferred tax asset for regulatory capital purposes decreased to $89.9 million at March 31, 2011, from $161.3 million at December 31, 2010.
The IRS completed audits of our consolidated federal income tax returns for tax years through 2007. The IRS, various states, and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. The IRS and the Commonwealth of Kentucky have proposed adjustments to our previously filed tax returns. We believe that our tax positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

RISK MANAGEMENT AND CAPITAL
Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. We manage risk to an aggregate moderate-to-low risk profile strategy through a control framework and by monitoring and responding to potential risks. We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance risk. We hold capital proportionately against these risks. More information on risk can be found in the Risk Factors section included in Item 1A of our 2010 Form 10-K and subsequent filings with the SEC. Additionally, the MD&A included in our 2010 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2010 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2010 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our available-for-sale and other investment securities portfolio (see Investment Securities Portfolio discussion). While there is credit risk associated with derivative activity, we believe this exposure is minimal. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our focusing significant resources to the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. Our portfolio management policies demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. To that end, we continue to expand resources in our credit risk management area.
Our portfolio has shown steadily improving credit quality trends across the entire loan and lease portfolio despite the continued weakness in the residential real estate market and the U.S. economy in general. Although NCOs and delinquencies remain elevated, the improving trend of our credit metrics is significant and sustained. We believe that early identification of problem loans and aggressive action plans for these problem loans, combined with high quality new loan originations, will result in continuing improvement. However, despite the improvement in credit metrics, additional risks emerged during the 2011 first quarter. These include the continued instability in the Middle East with its ramifications on the cost of oil, and the crisis in Japan that could negatively impact the production of consumer goods and services, most notably in the automobile sector. In the short term, we anticipate the rising price of gasoline will have a direct affect on the consumer confidence index, and will impact the finances of some of our retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values and higher delinquencies and NCOs, including loans to builders and developers of residential real estate. In addition, continued high unemployment, among other factors, has slowed any significant recovery. As a result, we have experienced higher than historical levels of delinquencies and NCOs in our loan portfolios since 2008. The value of our investment securities backed by residential and commercial real estate was also negatively impacted by a lack of liquidity in the financial markets and anticipated credit losses.
Loan and Lease Credit Exposure Mix
At March 31, 2011, our loans and leases totaled $38.2 billion, little changed compared to $38.1 billion at December 31, 2010.
At March 31, 2011, commercial loans and leases totaled $19.6 billion, and represented 52% of our total credit exposure. Our commercial portfolio is diversified along product type, size, and geography within our footprint and is comprised of the following (see Commercial Credit discussion):
C&I — C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to grow our C&I portfolio, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. Also, our Equipment Finance area is targeting larger equipment financings in the manufacturing sector in addition to our core products. We also added a large corporate banking group with sufficient resources to ensure we appropriately recognize and manage the risks associated with these types of lending.

CRE — CRE loans consist of loans for income-producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property.
Construction CRE — Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, and condominiums), office, and warehouse product types. Generally, these loans are for construction projects that have been presold or preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.
Total consumer loans and leases were $18.6 billion at March 31, 2011, and represented 48% of our total loan and lease credit exposure. The consumer portfolio was primarily diversified among home equity loans and lines-of-credit, residential mortgages, and automobile loans and leases (see Consumer Credit discussion).
Automobile — Automobile loans and leases are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at March 31, 2011. Our automobile lease portfolio represents an immaterial portion of the total portfolio as we exited the automobile leasing business during the 2008 fourth quarter.
Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first- or second- lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly in our portfolio over the past three years, positively impacting the portfolio’s performance. We expect this positive impact to continue in the future. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including debt-to-income policies and LTV policy limits.
Residential mortgage — Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15- to 30- year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, the majority of the loans in our portfolio are ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. These loans comprised approximately 56% of our total residential mortgage loan portfolio at March 31, 2011. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. This activity has increased recently reflecting the overall market conditions and GSE activity and an appropriate level of allowance has been established to address the repurchase risk inherent in the portfolio.
Other consumer — This portfolio primarily consists of consumer loans not secured by real estate or automobiles, including personal unsecured loans.

Table 15 — Loan and Lease Portfolio Composition

	2011		2010
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial:(1)
Commercial and industrial	$13,299	35%	$13,063	34%	$12,425	33%	$12,392	34%	$12,245	33%
Commercial real estate:
Construction	587	2	650	2	738	2	1,106	3	1,443	4
Commercial	5,711	15	6,001	16	6,174	16	6,078	16	6,013	16

Total commercial real estate	6,298	17	6,651	18	6,912	18	7,184	19	7,456	20

Total commercial	19,597	52	19,714	52	19,337	51	19,576	53	19,701	53

Consumer:
Automobile	5,802	15	5,614	15	5,385	14	4,847	13	4,403	12
Home equity	7,784	20	7,713	20	7,690	21	7,510	20	7,514	20
Residential mortgage	4,517	12	4,500	12	4,511	12	4,354	12	4,614	12
Other consumer	546	1	566	1	578	2	683	2	700	3

Total consumer	18,649	48	18,393	48	18,164	49	17,394	47	17,231	47

Total loans and leases	$38,246	100%	$38,107	100%	$37,501	100%	$36,970	100%	$36,932	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.
The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:
Table 16 — Loan and Lease Portfolio by Collateral Type

	2011		2010
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

Real estate	$22,231	58%	$22,603	59%	$22,717	61%	$22,666	61%	$23,238	63%
Vehicles	7,333	19	7,134	19	6,652	18	6,054	16	5,583	15
Receivables/Inventory	3,819	10	3,763	10	3,524	9	3,511	9	3,503	9
Machinery/Equipment	1,787	5	1,766	5	1,763	5	1,812	5	1,792	5
Unsecured	1,159	3	1,117	3	1,018	3	1,027	3	997	3
Securities/Deposits	778	2	734	2	730	2	780	2	742	2
Other	1,139	3	990	2	1,097	2	1,120	4	1,077	3

Total loans and leases	$38,246	100%	$38,107	100%	$37,501	100%	$36,970	100%	$36,932	100%

Commercial Credit
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The probability-of-default is rated and applied at the borrower level. The loss-given-default is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. As an example, the retail properties class of the CRE portfolio and manufacturing loans within the C&I portfolio have each received more frequent evaluation at the individual loan level given the weak environment and our portfolio composition. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate allowance amount for this portfolio.

Our Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of new loan originations. This group is part of our Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of credit processes. Similarly, to provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of small business loans, which are included within the commercial loan portfolio.
All loans categorized as Classified (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements) are managed by our SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the adequacy of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
Our commercial portfolio is diversified by customer size, as well as geographically throughout our footprint. No outstanding commercial loans and leases comprised an industry or geographic concentration of lending. Certain segments of our commercial portfolio are discussed in further detail below.
C&I PORTFOLIO
We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.
While C&I borrowers have been challenged by the weak economy, quarterly levels of newly identified problem loans have declined, reflecting a combination of proactive risk identification as well as some relative improvement in the economic conditions. Nevertheless, some borrowers may no longer have sufficient capital to withstand the extended stress. As a result, these borrowers may not be able to comply with the original terms of their credit agreements. We continue to focus attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty and to assess all potential solutions. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages.
As shown in the following table, C&I loans and leases totaled $13.3 billion at March 31, 2011:
Table 17 — Commercial and Industrial Loans and Leases by Class

	March 31, 2011
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent

Class:
Owner occupied	$4,288	22%	$3,861	29%
Other commercial and industrial	15,244	78	9,438	71

Total	$19,532	100%	$13,299	100%

The difference in the composition between the commitments and loans and leases outstanding in the other commercial and industrial class results from a significant amount of working capital lines-of-credit and businesses have reduced these borrowings. The funding percentage associated with the lines-of-credit has been a significant indicator of credit quality. Generally, borrowers that fully utilize their line-of-credit consistently, over time, have a higher risk profile. This represents one of many credit risk factors we utilize in assessing the credit risk portfolio of individual borrowers and the overall portfolio.
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased.
Each CRE loan is classified as either core or noncore. We separated the CRE portfolio into these categories in order to provide more clarity around our portfolio management strategies and to provide an additional level of transparency. We believe segregating the noncore CRE from core CRE improves our ability to understand the nature, performance prospects, and problem resolution opportunities, thus allowing us to continue to deal proactively with any emerging credit issues.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $3.9 billion at March 31, 2011, representing 62% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable.
A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $2.6 billion at December 31, 2010, to $2.4 billion at March 31, 2011, and represented 38% of total CRE loans. Of the loans in the noncore portfolio at March 31, 2011, 53% were categorized as Pass, 95% had guarantors, 99% were secured, and 92% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.3 billion, or 12%, of related outstanding balances, are classified as NALs. SAD administered $1.2 billion, or 52%, of total noncore CRE loans at March 31, 2011. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.
The table below provides a segregation of the CRE portfolio as of March 31, 2011:
Table 18 — Core Commercial Real Estate Loans by Property Type and Property Location

	March 31, 2011
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%

Core portfolio:
Retail properties	$453	$89	$72	$77	$8	$39	$30	$344	$1,112	18%
Office	327	101	101	21	12	—	39	54	655	10
Multi family	267	86	39	32	29	1	39	58	551	9
Industrial and warehouse	238	60	22	44	3	30	6	83	486	8
Other commercial real estate	708	133	36	44	—	19	52	115	1,107	18

Total core portfolio	1,993	469	270	218	52	89	166	654	3,911	62
Total noncore portfolio	1,353	389	140	215	33	77	55	125	2,387	38

Total	$3,346	$858	$410	$433	$85	$166	$221	$779	$6,298	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:
Table 19 — Commercial Real Estate — Core vs. Noncore Portfolios

	March 31, 2011
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,911	$12	$140	3.58%	3.87%	$30.6

Noncore — SAD (2)	1,249	353	285	22.82	39.83	239.3
Noncore — Other	1,138	14	95	8.35	9.46	35.9

Total noncore	2,387	367	380	15.92	27.12	275.2

Total commercial real estate	$6,298	$379	$520	8.26%	13.46%	$305.8

	December 31, 2010
Total core	$4,042	$5	$160	3.96%	4.08%	$15.7

Noncore — SAD (2)	1,400	379	329	23.50	39.80	307.2
Noncore — Other	1,209	5	105	8.68	9.06	40.8

Total noncore	2,609	384	434	16.63	27.33	348.0

Total commercial real estate	$6,651	$389	$594	8.93%	13.96%	$363.7

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).

(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.
As shown in the above table, the ending balance of the CRE portfolio at March 31, 2011, declined $0.4 billion, or 5%, compared with December 31, 2010. Of this decline, 63% occurred in the noncore segment of the portfolio and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to maintaining an aggregate moderate-to-low risk profile. We anticipate further noncore CRE declines in future periods based on our strategy to reduce our overall CRE exposure. The reduction in the core segment is a result of limited origination activity reflecting our strategy to reduce our overall CRE exposure. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions.
Also as shown above, substantial reserves for the noncore portfolio have been established. At March 31, 2011, the ACL related to the noncore portfolio was 15.92%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. We believe the combined credit activity is appropriate for each of the CRE segments.
Retail Properties
Our portfolio of CRE loans secured by retail properties totaled $1.7 billion, or approximately 4% of total loans and leases, at March 31, 2011. Loans within this portfolio segment declined $0.1 billion, or 4%, from $1.8 billion at December 31, 2010. Credit approval in this portfolio segment is generally dependent on preleasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
The weakness of the economic environment in our geographic regions continued to impact the projects that secure the loans in this portfolio class. Lower occupancy rates, reduced rental rates, and the expectation these levels will remain stressed for the foreseeable future may adversely affect some of our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity on this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, and other data, to assess and manage our credit risks. We review the majority of this portfolio segment on a monthly basis.
Consumer Credit
Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The on-going analysis and review process results in a determination of an appropriate allowance for our consumer loan and lease portfolio.

AUTOMOBILE PORTFOLIO
Our strategy in the automobile portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTVs, terms, and a reasonable level of profitability. We discontinued automobile leasing in 2008 with the portfolio in run-off mode thereafter. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and the expansion into new markets can be associated with increased risk levels, we believe our strategy and operational capabilities significantly mitigate these risks.
We have continued to consistently execute our value proposition while taking advantage of market opportunities that allow us to grow our automobile loan portfolio. The significant growth in the portfolio over the past two years was accomplished while maintaining our consistently high credit quality metrics. As we further execute our strategies and take advantage of these opportunities, we are developing alternative plans to address any growth in excess of our established portfolio concentration limits, including both securitizations and loan sales.
RESIDENTIAL-SECURED PORTFOLIOS
The residential mortgage and home equity portfolios are primarily located within our footprint. The continued stress on home prices has caused the performance in these portfolios to remain weaker than historical levels. We continue to evaluate all of our policies and processes associated with managing these portfolios to provide as much clarity as possible. In the 2011 first quarter, we implemented a more conservative position regarding NCOs in our residential mortgage portfolio by accelerating the timing of charge-off recognition. In addition, we established an immediate charge-off process regardless of the delinquency status for short sale situations. Both of these policy changes resulted in accelerated recognition of charge-offs totaling $6.8 million in the 2011 first quarter. These changes in our charge-off policies do not impact our commitment to providing assistance to our borrowers through our Home Savers Group. Our charge-off policies for the home equity portfolio remain unchanged.
Table 20 — Selected Home Equity and Residential Mortgage
Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by second-lien
	03/31/11	12/31/10	03/31/11	12/31/10	03/31/11	12/31/10
Ending balance	$3,194	$3,041	$4,590	$4,672	$4,517	$4,500
Portfolio weighted average LTV ratio(1)	70%	70%	80%	80%	78%	77%
Portfolio weighted average FICO score(2)	745	745	731	733	723	721

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by second-lien
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Originations	$404	$232	$194	$130	$304	$242
Origination weighted average LTV ratio(1)	71%	67%	82%	77%	82%	73%
Origination weighted average FICO score(2)	767	766	756	753	755	764

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.
Home Equity Portfolio
Our home equity portfolio (loans and lines-of-credit) consists of both first-lien and second-lien mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate interest-only home equity lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit.

At March 31, 2011, approximately 41% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the 2011 first quarter, more than 65% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the required interest-only amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services.
We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high quality borrowers. However, continued declines in housing prices have likely decreased the value of the collateral for this portfolio and it is likely some loans with an original LTV ratio of less than 100% currently have an LTV ratio greater than 100%.
For certain home equity loans and lines-of-credit, we may utilize an AVM or other model-driven value estimate during the credit underwriting process. We utilize a series of credit parameters to determine the appropriate valuation methodology. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis, specifically related to recent FFIEC guidelines regarding property valuation. The intent of these guidelines is to ensure complete independence in the requesting and review of real estate valuations associated with loan decisions. We are committed to appropriate valuations for all of our real estate lending, and do not anticipate significant impacts to our loan decision process as a result of these guidelines. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management, as well as our workout and loss mitigation functions.
We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio.
Residential Mortgage Portfolio
We focus on higher quality borrowers and underwrite all applications centrally, often through the use of an automated underwriting system. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options.
All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.
Several government actions were enacted that impacted the residential mortgage portfolio, including various refinance programs which positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategy of working closely with our customers.
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
Credit quality performance in the 2011 first quarter reflected continued improvement in the commercial loan portfolio relating to NCO activity, as well as some improvement in the consumer portfolio relating to delinquency trends and NCO activity in certain segments excluding any policy change impacts (see Consumer Credit section). Key credit quality metrics also showed improvement, including an 18% decline in NPAs and a 13% decline in the level of Criticized commercial loans compared to the prior quarter. New NPA inflows also declined and delinquency trends continued to improve compared to the prior quarter.
Our ACL declined $115.7 million to $1,175.4 million, or 3.07% of period-end loans and leases at March 31, 2011, from $1,291.1 million, or 3.39% at December 31, 2010. Importantly, our ACL as a percent of period-end NALs increased to 185% from 166%, and the coverage ratio associated with NPAs also increased. These improved coverage ratios indicated a strengthening of our allowance position relative to troubled assets from the prior year-end. These coverage ratios are a key component of our internal adequacy assessment process and provide an important consideration in the determination of the adequacy of the ACL.

NPAs, NALs, AND TDRs
NPAs and NALs
NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) impaired loans held for sale, (3) OREO properties, and (4) other NPAs. A C&I or CRE loan is generally placed on nonaccrual status no later than 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status no later than 180-days past due. A home equity loan is placed on nonaccrual status no later than 180-days past due. Automobile and other consumer loans are not placed on nonaccrual status, but are charged-off when the loan is 120-days past due. Any loan in our portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:
Table 21 — Nonaccrual Loans and Leases and Nonperforming Assets

	2011	2010
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Nonaccrual loans and leases:
Commercial and industrial	$260,397	$346,720	$398,353	$429,561	$511,588
Commercial real estate	305,793	363,692	478,754	663,103	826,781
Residential mortgage	44,812	45,010	82,984	86,486	372,950
Home equity	25,255	22,526	21,689	22,199	54,789

Total nonaccrual loans and leases	636,257	777,948	981,780	1,201,349	1,766,108
Other real estate owned, net
Residential	28,668	31,649	65,775	71,937	68,289
Commercial	25,961	35,155	57,309	67,189	83,971

Total other real estate owned, net	54,629	66,804	123,084	139,126	152,260
Impaired loans held for sale(1)	—	—	—	242,227	—

Total nonperforming assets	$690,886	$844,752	$1,104,864	$1,582,702	$1,918,368

Nonaccrual loans as a % of total loans and leases	1.66%	2.04%	2.62%	3.25%	4.78%
Nonperforming assets ratio(2)	1.80	2.21	2.94	4.24	5.17

Nonperforming Franklin assets:
Residential mortgage	$—	$—	$—	$—	$297,967
Home equity	—	—	—	—	31,067
OREO	5,971	9,477	15,330	24,515	24,423
Impaired loans held for sale	—	—	—	242,227	—

Total nonperforming Franklin assets	$5,971	$9,477	$15,330	$266,742	$353,457

(1)	The June 30, 2010, figure represents NALs associated with the transfer of Franklin-related residential mortgage and home equity loans to loans held for sale. Loans held for sale are carried at the lower of cost or fair value less costs to sell.

(2)	This ratio is calculated as NPAs divided by the sum of loans and leases, impaired loans held for sale, and net other real estate.
The $153.9 million decline in NPAs primarily reflected:
•	$86.3 million, or 25%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease.
•	$57.9 million, or 16%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. This decline was a direct result of our on-going proactive management of these credits by our SAD. Also key to the decline was the significantly lower level of inflows. The level of inflows, or migration, is an important indicator of the future trend for the portfolio.
•	$12.2 million, or 18%, decline in OREO, primarily reflecting continued declines in both the commercial and residential segments. Of this decline, only $3.0 million was in the residential segment as the selling of residential properties remains challenging in our markets.
As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.

NPA activity for each of the past five quarters was as follows:
Table 22 — Nonperforming Asset Activity

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Nonperforming assets, beginning of period	$844,752	$1,104,864	$1,582,702	$1,918,368	$2,058,091
New nonperforming assets	192,044	237,802	278,388	171,595	237,914
Franklin-related impact, net	(3,506)	(5,853)	(251,412)	(86,715)	14,957
Returns to accruing status	(70,886)	(100,051)	(111,168)	(78,739)	(80,840)
Loan and lease losses	(128,730)	(126,047)	(151,013)	(173,159)	(185,387)
Other real estate owned gains (losses)	1,492	(5,117)	(5,302)	2,483	(4,160)
Payments	(87,041)	(191,296)	(210,612)	(140,881)	(107,640)
Sales	(57,239)	(69,550)	(26,719)	(30,250)	(14,567)

Nonperforming assets, end of period	$690,886	$844,752	$1,104,864	$1,582,702	$1,918,368

Table 23 — Accruing Past Due Loans and Leases

	2011	2010
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Accruing loans and leases past due 90 days or more:
Commercial and industrial	$—	$—	$—	$—	$475
Residential mortgage (excluding loans guaranteed by the U.S. government)	41,858	53,983	56,803	47,036	72,702
Home equity	24,130	23,497	27,160	26,797	29,438
Other consumer	7,578	10,177	11,423	9,533	10,598

Total, excl. loans guaranteed by the U.S. government	73,566	87,657	95,386	83,366	113,213
Add: loans guaranteed by the U.S. government	94,440	98,288	94,249	95,421	96,814

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$168,006	$185,945	$189,635	$178,787	$210,027

Ratios: (1)

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.19%	0.23%	0.25%	0.23%	0.31%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.25	0.26	0.26	0.26	0.26

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.44	0.49	0.51	0.49	0.57

(1)	Ratios are calculated as a percentage of related loans and leases.
TDR Loans
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. However, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Our ALLL is largely driven by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded because the borrower remains contractually current.
In the workout of a problem loan, many factors are considered when determining the most favorable resolution. For consumer loans, we evaluate the ability and willingness of the borrower to make contractual or reduced payments, the value of the underlying collateral, and the costs associated with the foreclosure or repossession, and remarketing of the collateral. For commercial loans, we consider similar criteria and also evaluate the borrower’s business prospects.

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
Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including restructured loans, are reported as accrual or nonaccrual based upon delinquency status. NALs are those that are greater than 180-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.
Residential mortgage loan TDR classifications resulted in an impairment adjustment of $2.0 million during the 2011 first quarter. Prior to the TDR classification, residential mortgage loans individually had minimal ALLL associated with them because the ALLL is calculated on a total pooled-portfolio basis.
Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. We make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs. The TDR classification for these other consumer loans resulted in an impairment adjustment of $0.6 million during the 2011 first quarter.
Commercial loan TDRs — Commercial accruing TDRs represent loans rated as Classified and are no more than 90-days past due on contractual principal and interest, but undergo a modification. Accruing TDRs often result from loans rated as Classified receiving an extension on the maturity of their loan, for example, to allow additional time for the sale or lease of underlying CRE collateral. Often, it is prudent to extend the maturity rather than foreclose on a commercial loan, particularly for borrowers who are generating cash flows to support contractual interest payments. These borrowers cannot obtain a loan with similar terms through other independent sources because of their current financial circumstances. Therefore, a concession is provided and the modification is classified as a TDR. The TDR remains in accruing status as long as the customer is current on payments and no loss is probable.
Commercial nonaccrual TDRs result from either: (1) an accruing commercial TDR being placed on nonaccrual status (at March 31, 2011, approximately $12.8 million of our commercial nonaccrual TDRs represented this situation); or (2) a workout where an existing commercial NAL is restructured and a concession is given. The majority of these workouts restructure the NAL so that two or more new notes are created. The senior note is underwritten based upon our normal underwriting standards at current market rates and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the subordinate note(s) vary by situation, but often defer interest payments until after the senior note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows us to right-size a loan based upon the current expectations for a project’s performance. The senior note is considered for return to accrual status if the borrower has sustained sufficient cash flows for a six-month period of time and we believe no loss is probable. This six-month period could extend before or after the restructure date. Subordinated notes created in the workout are charged-off immediately. Any interest or principal payments received on the subordinated notes are applied to the principal of the senior note first until the senior note is repaid. Further payments are recorded as recoveries on the subordinated note. At March 31, 2011, approximately $25.0 million of our commercial nonaccrual TDRs resulted from such workouts.
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

The table below provides a summary of our accruing and nonaccruing TDRs by loan type for each of the past five quarters:
Table 24 — Accruing and Nonaccruing Troubled Debt Restructured Loans

	2011	2010
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Troubled debt restructured loans — accruing:
Residential mortgage	$333,492	$328,411	$304,356	$281,473	$253,135
Other consumer	78,488	76,586	73,210	65,061	62,148
Commercial	206,462	222,632	157,971	141,353	117,667

Total troubled debt restructured loans — accruing	618,442	627,629	535,537	487,887	432,950
Troubled debt restructured loans — nonaccruing:
Residential mortgage	8,523	5,789	10,581	11,337	9,415
Other consumer	14	—	—	—	—
Commercial	37,858	33,462	33,236	90,266	122,759

Total troubled debt restructured loans — nonaccruing	46,395	39,251	43,817	101,603	132,174

Total troubled debt restructured loans	$664,837	$666,880	$579,354	$589,490	$565,124

ACL
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
We maintain two reserves, both of which in our judgment are adequate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the adequacy of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs, recoveries, decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
A provision for credit losses is recorded to adjust the ACL to the level we have determined to be adequate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2011 first quarter was $49.4 million, compared with $87.0 million in the prior quarter and $235.0 million in the year-ago quarter. The decline in provision expense reflects a combination of lower NCOs and the reduction of Criticized loans throughout the entire loan and lease portfolio.
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
Our ACL assessment process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, Criticized, and Classified loans have significantly improved in recent quarters despite the decline in the ACL level.

The table below reflects activity in the ALLL and the AULC for each of the last five quarters:
Table 25 — Quarterly Allowance for Credit Losses Analysis

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Allowance for loan and lease losses, beginning of period	$1,249,008	$1,336,352	$1,402,160	$1,477,969	$1,482,479
Loan and lease losses	(199,007)	(205,587)	(221,144)	(312,954)	(264,222)
Recoveries of loans previously charged-off	33,924	33,336	36,630	33,726	25,741

Net loan and lease losses	(165,083)	(172,251)	(184,514)	(279,228)	(238,481)

Provision for loan and lease losses	49,301	84,907	118,788	203,633	233,971
Allowance for assets sold	—	—	(82)	(214)	—

Allowance for loan and lease losses, end of period	$1,133,226	$1,249,008	$1,336,352	$1,402,160	$1,477,969

Allowance for unfunded loan commitments and letters of credit, beginning of period	$42,127	$40,061	$39,689	$49,916	$48,879

Provision for (reduction in) unfunded loan commitments and letters of credit losses	84	2,066	372	(10,227)	1,037

Allowance for unfunded loan commitments and letters of credit, end of period	$42,211	$42,127	$40,061	$39,689	$49,916

Total allowance for credit losses, end of period	$1,175,437	$1,291,135	$1,376,413	$1,441,849	$1,527,885

Allowance for loan and lease losses as % of:
Total loans and leases	2.96%	3.28%	3.56%	3.79%	4.00%
Nonaccrual loans and leases	178	161	136	117	84
Nonperforming assets	164	148	121	89	77

Total allowance for credit losses as % of:
Total loans and leases	3.07%	3.39%	3.67%	3.90%	4.14%
Nonaccrual loans and leases	185	166	140	120	87
Nonperforming assets	170	153	125	91	80
The reduction in the ACL, compared with December 31, 2010, reflected a decline in the commercial portfolio ALLL as a result of NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss. As shown in the table below, commercial Criticized loans declined $0.4 billion from December 31, 2010, reflecting significant upgrade and payment activity.
Table 26 — Criticized Commercial Loan Activity

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

Criticized commercial loans, beginning of period	$3,074,481	$3,637,533	$4,106,602	$4,608,610	$4,971,637
New additions / increases	169,884	289,850	407,514	280,353	306,499
Advances	61,516	52,282	75,386	79,392	91,450
Upgrades to Pass	(238,518)	(382,713)	(391,316)	(409,092)	(273,011)
Payments	(294,564)	(401,302)	(408,698)	(331,145)	(324,229)
Loan losses	(112,008)	(121,169)	(151,955)	(121,516)	(163,736)

Criticized commercial loans, end of period	$2,660,792	$3,074,481	$3,637,533	$4,106,602	$4,608,610

Compared with December 31, 2010, the AULC was little changed.
The ACL coverage ratio associated with NALs was 185% at March 31, 2011, representing a continued improvement compared with recent prior periods. This improvement reflected substantial payments on C&I and CRE NALs.
Although credit quality asset metrics and trends, including those mentioned above, continued to improve in the 2011 first quarter, the economic environment in our markets remained weak and uncertain as reflected by continued weak residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities. Residential real estate values continued to be negatively impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits. In the near-term, we believe these factors will result in continued stress in our portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels. Further, concerns continue to exist regarding conditions in both national and international markets (for example, the political turmoil in the Middle East and the natural disasters in Japan), the conditions of both the financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits. We do not anticipate any meaningful change in the overall economy in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these noted factors, we believe that our ACL coverage levels are reflective of the quality of our portfolio and the operating environment.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:
Table 27 — Allocation of Allowance for Credit Losses (1)

	2011		2010
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial
Commercial and industrial	$299,564	35%	$340,614	34%	$353,431	33%	$426,767	34%	$459,011	33%
Commercial real estate	511,068	17	588,251	18	654,219	18	695,778	19	741,669	20

Total commercial	810,632	52	928,865	52	1,007,650	51	1,122,545	53	1,200,680	53

Consumer
Automobile	50,862	15	49,488	15	44,505	14	41,762	13	56,111	12
Home equity	149,370	20	150,630	20	154,323	21	117,708	20	127,970	20
Residential mortgage	96,741	12	93,289	12	93,407	12	79,105	12	60,295	12
Other consumer	25,621	1	26,736	1	36,467	2	41,040	2	32,913	3

Total consumer	322,594	48	320,143	48	328,702	49	279,615	47	277,289	47

Total allowance for loan and lease losses	1,133,226	100%	1,249,008	100%	1,336,352	100%	1,402,160	100%	1,477,969	100%

Allowance for unfunded loan commitments	42,211		42,127		40,061		39,689		49,916

Total allowance for credit losses	$1,175,437		$1,291,135		$1,376,413		$1,441,849		$1,527,885

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
NCOs
C&I and CRE loans are either charged-off or written down to fair value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. Home equity loans are charged-off to fair value at 120-days past due. Residential mortgages are charged-off to fair value at 150-days past due. Any loan in any portfolio may be charged-off prior to the policies described above if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Table 28 reflects NCO detail for each of the last five quarters. Table 29 displays the NCO Franklin-related impacts for each of the last five quarters.
Table 28 — Quarterly Net Charge-off Analysis

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$42,191	$59,124	$62,241	$58,128	$75,439
Commercial real estate:
Construction	28,400	11,084	17,936	45,562	34,426
Commercial	39,283	33,787	45,725	36,169	50,873

Commercial real estate	67,683	44,871	63,661	81,731	85,299

Total commercial	109,874	103,995	125,902	139,859	160,738

Consumer:
Automobile	4,712	7,035	5,570	5,436	8,531
Home equity(1)	26,715	29,175	27,827	44,470	37,901
Residential mortgage(2), (3)	18,932	26,775	18,961	82,848	24,311
Other consumer	4,850	5,271	6,254	6,615	7,000

Total consumer	55,209	68,256	58,612	139,369	77,743

Total net charge-offs	$165,083	$172,251	$184,514	$279,228	$238,481

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	1.29%	1.85%	2.01%	1.90%	2.45%
Commercial real estate:
Construction	18.59	6.19	7.25	14.25	9.77
Commercial	2.66	2.22	3.01	2.38	3.25

Commercial real estate	4.15	2.64	3.60	4.44	4.44

Total commercial	2.24	2.13	2.59	2.85	3.22

Consumer:
Automobile	0.33	0.51	0.43	0.47	0.80
Home equity(1)	1.38	1.51	1.47	2.36	2.01
Residential mortgage(2), (3)	1.70	2.42	1.73	7.19	2.17
Other consumer	3.47	3.66	3.83	3.81	3.87

Total consumer	1.20	1.50	1.32	3.19	1.83

Net charge-offs as a % of average loans	1.73%	1.82%	1.98%	3.01%	2.58%

(1)	The 2010 second quarter included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $1,262 thousand of other Franklin-related net charge-offs.

(2)	The 2010 second quarter included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $3,403 thousand of other Franklin-related net charge-offs.

(3)	The 2010 fourth quarter included net charge-offs of $16,389 thousand related to the sale of certain underperforming residential mortgage loans.

Table 29 — Quarterly NCOs — Franklin-Related Impact

	2011	2010
(dollar amounts in millions)	First	Fourth	Third	Second	First
Total residential mortgage net charge-offs (recoveries):
Franklin	$(3.1)	$(4.4)	$3.4	$64.2	$8.1
Non-Franklin	22.0	31.2	15.6	18.6	16.2

Total	$18.9	$26.8	$19.0	$82.8	$24.3

Total residential mortgage net charge-offs — annualized percentages:
Total	1.70%	2.42%	1.73%	7.19%	2.17%
Non-Franklin	1.98	2.82	1.42	1.74	1.57

In assessing NCO trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. The allowance for loans are established at origination consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is reviewed and the allowance is increased or decreased as warranted. If the quality of a loan has deteriorated, it migrates to a lower quality risk rating, and a higher reserve amount is assigned. Charge-offs, if necessary, are generally recognized in a period after the allowance was established. If the previously established allowance exceeds that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the allowance could be recognized. In summary, if loan quality deteriorates, the typical credit sequence is periods of allowance building, followed by periods of higher NCOs as the previously established allowance is utilized. Additionally, an increase in the allowance either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific allowance or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the allowance or an expectation of higher future NCOs.
C&I NCOs declined $16.9 million, or 29%, reflected lower levels of large dollar NCOs in the current quarter as well as the results of our continued proactive credit risk management practices.
CRE NCOs increased $22.8 million, or 51%, reflected an increase in loan sale activity in the current quarter combined with our continued aggressive treatment of problem loans, including conservative valuation of the underlying collateral. The majority of these NCOs were in the noncore portfolio as our core portfolio continued to perform well. Based on asset quality trends, we anticipate lower CRE NCOs in future quarters.
Automobile NCOs declined $2.3 million, or 33%, reflected historically lower delinquency levels during the current quarter and high credit quality of originations. Also, the current quarter benefited from $0.5 million of recoveries associated with a previously charged-off loan sale.
Home equity NCOs declined $2.5 million, or 8%. This performance was consistent with our expectations for the portfolio given the economic conditions in our markets. We continue to manage the default rate through focused delinquency monitoring as virtually all defaults for second-lien home equity loans incur significant losses primarily due to insufficient equity in the collateral property.
Residential mortgage NCOs declined $7.8 million, or 29%, included $6.8 million of NCOs related to a more conservative loss recognition policy (see Consumer Credit section) and Franklin-related net recoveries of $3.1 million in the current quarter, and the prior quarter included $16.4 million of NCOs related to the sale of certain underperforming loans and Franklin-related net recoveries of $4.4 million. Excluding these impacts, residential mortgage NCOs increased $0.4 million, consistent with our expectations.

Table 30 reflects NCO activity for the first three-month period of 2011 and the first three-month period of 2010. Table 31 displays the NCO Franklin-related impacts for the first three-month period of 2011 and the first three-month period of 2010.
Table 30 — Year to Date Net Charge-off Analysis

	Three Months Ended March 31,
(dollar amounts in thousands)	2011	2010
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$42,191	$75,439
Commercial real estate:
Construction	28,400	34,426
Commercial	39,283	50,873

Commercial real estate	67,683	85,299

Total commercial	109,874	160,738

Consumer:
Automobile	4,712	8,531
Home equity	26,715	37,901
Residential mortgage	18,932	24,311
Other consumer	4,850	7,000

Total consumer	55,209	77,743

Total net charge-offs	$165,083	$238,481

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	1.29%	2.45%
Commercial real estate:
Construction	18.59	9.77
Commercial	2.66	3.25

Commercial real estate	4.15	4.44

Total commercial	2.24	3.22

Consumer:
Automobile	0.33	0.80
Home equity	1.38	2.01
Residential mortgage	1.70	2.17
Other consumer	3.47	3.87

Total consumer	1.20	1.83

Net charge-offs as a % of average loans	1.73%	2.58%

Table 31 — Year to Date NCOs — Franklin-Related Impact

	Three Months Ended March 31,
(dollar amounts in millions)	2011	2010
Total home equity net charge-offs (recoveries):
Franklin	$—	$3.7
Non-Franklin	26.7	34.2

Total	$26.7	$37.9

Total home equity net charge-offs — annualized percentages:
Total	1.38%	2.01%
Non-Franklin	1.38	1.83

Total residential mortgage net charge-offs (recoveries):
Franklin	$(3.1)	$8.1
Non-Franklin	22.0	16.2

Total	$18.9	$24.3

Total residential mortgage net charge-offs — annualized percentages:
Total	1.70%	2.17%
Non-Franklin	1.98	1.57

C&I NCOs decreased $33.2 million, or 44%, primarily reflected significant credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices.
CRE NCOs decreased $17.6 million, or 21%, primarily reflected significant credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices.
Automobile NCOs decreased $3.8 million, or 45%, reflected our consistent high quality origination profile since the beginning of 2008, as well as a continued strong market for used automobiles. This focus on origination quality has been the primary driver for the improvement in this portfolio in the current period compared with the year-ago period. Origination quality remains high as measured by our vintage analysis.
Home equity NCOs declined $11.2 million, or 30%. The first three-month period of 2010 included $3.7 million of Franklin-related NCOs compared with no Franklin-related NCOs in the current period. Excluding the Franklin-related impacts, home equity NCOs decreased $7.5 million compared with the first three-month period of 2010. The performance is consistent with our expectations for the portfolio.
Residential mortgage NCOs declined $5.4 million, or 22%. The first three-month period of 2010 included $8.1 million of Franklin-related NCOs, while the first three-month period of 2011 included $6.8 million of NCOs related to a more conservative loss recognition policy (see Consumer Credit section) and Franklin-related net recoveries of $3.1 million. Excluding these impacts, residential mortgage NCOs decreased $1.0 million compared with the first three-month period of 2010. Delinquency trends continued to improve, indicating losses should remain manageable even with the economic stress on our borrowers.
AVAILABLE-FOR-SALE AND OTHER SECURITIES PORTFOLIO
(This section should be read in conjunction with Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)
During the first three-month period of 2011, we recorded $4.2 million of credit OTTI losses. This amount was comprised of $3.2 million related to the pooled-trust-preferred securities, $0.8 million related to the CMO securities, and $0.2 million related to the Alt-A mortgage-backed securities. Given the continued disruption in the housing and financial markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale and other securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent to hold temporarily impaired securities changes in future periods, we may be required to recognize noncredit OTTI through income, which will negatively impact earnings.
Alt-A mortgage-backed, Pooled-Trust-Preferred, and Private-Label CMO Securities
Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are located within the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continues to reflect the economic environment. Each of these securities in these three segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.
The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of March 31, 2011:
Table 32 — Credit Ratings of Selected Investment Securities (1)
(dollar amounts in millions)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$124.4	$115.5	$21.3	$6.6	$5.3	$13.5	$68.8
Alt-A mortgage-backed securities	64.7	58.1	12.9	26.9	—	—	18.3
Pooled-trust-preferred securities	229.2	107.5	—	—	25.4	—	82.1

Total at March 31, 2011	$418.3	$281.1	$34.2	$33.5	$30.7	$13.5	$169.2

Total at December 31, 2010	$435.8	$284.6	$41.2	$33.8	$29.7	$15.1	$164.8

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.
The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at March 31, 2011. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, MM Comm II and MM Comm III securities which are the most senior class.
Table 33 — Trust-preferred Securities Data
March 31, 2011
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$41,241	$31,540	$11,118	$(20,422)	C	32/38	14%	16%	—%
Alesco IV(1)	20,773	8,243	1,726	(6,517)	C	31/44	21	26	—
ICONS	20,000	20,000	13,500	(6,500)	BB	28/29	3	14	55
I-Pre TSL II	36,916	36,817	25,395	(11,422)	A	28/29	3	16	68
MM Comm II	21,085	20,150	18,679	(1,471)	BB	4/7	5	3	17
MM Comm III	11,150	10,653	7,185	(3,468)	CC	7/11	7	12	39
Pre TSL IX(1)	5,026	4,035	1,617	(2,418)	C	34/49	27	24	—
Pre TSL X(1)	17,595	9,915	3,322	(6,593)	C	35/55	40	31	—
Pre TSL XI(1)	25,239	22,725	7,678	(15,047)	C	43/64	29	22	—
Pre TSL XIII(1)	27,939	22,703	6,398	(16,305)	C	43/65	34	25	—
Reg Diversified(1)	25,500	7,499	495	(7,004)	D	23/44	46	32	—
Soloso(1)	12,500	3,906	501	(3,405)	C	43/69	29	23	—
Tropic III	31,000	31,000	9,877	(21,123)	CC	25/45	39	26	23

Total	$295,964	$229,186	$107,491	$(121,695)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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
The baseline scenario for income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period-end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative interest rate scenarios include parallel rate shifts on both a gradual and an immediate basis, movements in interest rates that alter the shape of the yield curve (e.g., flatter or steeper yield curve), and no changes in current interest rates for the entire measurement period. Scenarios are also developed to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the prime rate.
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of March 31, 2011, and December 31, 2010. All of the positions were within the board of directors’ policy limits as of March 31, 2011, except for the -100 basis points scenario.
Table 34 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200
Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2011	-3.5	-2.7	1.3	2.5
December 31, 2010	-3.2	-1.8	0.3	0.0
The net interest income at risk reported as of March 31, 2011 for the +200 basis points scenario shows a significant change to an asset sensitive near-term interest rate risk position compared with December 31, 2010. The ALCO’s strategy is to be near-term asset-sensitive to a rising rate scenario. The primary factor contributing to this change is the termination of $4.1 billion of interest rate swaps maturing through June 2012. The terminations also impacted exposure to declining interest rate scenarios, resulting in the -100 basis points scenario exceeding the board of directors’ policy limit. A key factor which impacts the exposure to declining interest rates is an assumption that rates paid on deposit products, such as money market accounts, savings accounts, and interest-bearing checking accounts, will not decline much further from current rates being paid. However, management would most likely lower the rates on these deposit products if the economic climate associated with a declining interest rate environment warranted such action. The ALCO recommended, and the board approved, an exception to the policy limit noting a low probability of rates going lower. The ALCO has no immediate plans to take any action at this time to bring the down 100 basis point scenario results within policy limits.
The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest-sensitive income is 41.6% sensitive to changes in market interest rates, while total interest-sensitive expense is 43.3% sensitive to changes in market interest rates. However, net interest income at risk for the +200 basis points scenario has a neutral near-term interest rate risk position because of the larger base of total interest-sensitive income relative to total interest-sensitive expense.

Table 35 — Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense for a Given
	Total Earning	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200	-100	+100	+200
Total loans	80%	-21.5%	-32.1%	46.1%	46.3%
Total investments and other earning assets	20	-18.9	-22.0	38.7	28.4
Total interest sensitive income		-20.4	-29.3	43.4	41.6

Total interest-bearing deposits	72	-9.9	-11.7	41.1	38.8
Total borrowings	11	-20.5	-38.4	71.5	72.1
Total interest-sensitive expense		-11.3	-15.4	45.2	43.3

(1)	At March 31, 2011.
Table 36 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2011	0.9	1.8	-3.5	-7.7
December 31, 2010	-0.5	1.3	-4.0	-8.9
The EVE at risk reported as of March 31, 2011, for the +200 basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2010. The primary factor contributing to this change is the termination of $4.1 billion of interest rate swaps maturing through June 2012.
The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value 3.4% to changes in market interest rates, while total net tangible liabilities increased in value 2.6% to changes in market interest rates.
Table 37 — Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value for a Given
	Tangible	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200
Total loans	72%	1.8%	1.2%	-1.4%	-2.8%
Total investments and other earning assets	18	4.6	2.7	-3.3	-6.6
Total net tangible assets (2)		2.2	1.4	-1.7	-3.4

Total deposits	78	-2.6	-1.4	1.5	2.8
Total borrowings	10	-1.6	-0.8	0.8	1.6
Total net tangible liabilities (3)		-2.5	-1.3	1.4	2.6

(1)	At March 31, 2011.

(2)	Tangible assets excluding ALLL.

(3)	Tangible liabilities excluding AULC.
MSRs
(This section should be read in conjunction with Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At March 31, 2011, we had a total of $202.6 million of capitalized MSRs representing the right to service $16.5 billion in mortgage loans. Of this $202.6 million, $119.2 million was recorded using the fair value method, and $83.4 million was recorded using the amortization method. When we actively engage in hedging, the MSR asset is carried at fair value.

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
MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets and presented in Table 9.
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
Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2011, these core deposits funded 74% of total assets. At March 31, 2011, total core deposits represented 95% of total deposits, an increase from 93% at the prior year-end.
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
Demand deposit overdrafts that have been reclassified as loan balances were $12.0 million, $13.1 million, and $15.5 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $1.8 billion, $2.2 billion, and $2.3 billion at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

The following table reflects deposit composition detail for each of the past five quarters:
Table 38 — Deposit Composition

	2011		2010
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
By Type
Demand deposits — noninterest-bearing	$7,597	18%	$7,217	17%	$6,926	17%	$6,463	16%	$6,938	17%
Demand deposits — interest-bearing	5,532	13	5,469	13	5,347	13	5,850	15	5,948	15
Money market deposits	13,105	32	13,410	32	12,679	31	11,437	29	10,644	26
Savings and other domestic deposits	4,762	12	4,643	11	4,613	11	4,652	12	4,666	12
Core certificates of deposit	8,208	20	8,525	20	8,765	21	8,974	23	9,441	23

Total core deposits	39,204	95	39,264	93	38,330	93	37,376	95	37,637	93
Other domestic deposits of $250,000 or more	531	1	675	2	730	2	678	2	684	2
Brokered deposits and negotiable CDs	1,253	3	1,532	4	1,576	4	1,373	3	1,605	4
Deposits in foreign offices	378	1	383	1	436	1	422	—	377	1

Total deposits	$41,366	100%	$41,854	100%	$41,072	100%	$39,849	100%	$40,303	100%

Total core deposits:
Commercial	$12,785	33%	$12,476	32%	$12,262	32%	$11,515	31%	$11,844	31%
Personal	26,419	67	26,788	68	26,068	68	25,861	69	25,793	69

Total core deposits	$39,204	100%	$39,264	100%	$38,330	100%	$37,376	100%	$37,637	100%

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At March 31, 2011, total wholesale funding was $7.6 billion, a decrease from $8.4 billion at December 31, 2010.
The Bank also has access to the Federal Reserve’s discount window. These borrowings are secured by commercial loans and home equity lines-of-credit. The Bank is also a member of the FHLB, and as such, has access to advances from this facility. These advances are generally secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. Information regarding amounts pledged, for the ability to borrow if necessary, and the unused borrowing capacity at both the Federal Reserve Bank and the FHLB, is outlined in the following table:
Table 39 — Federal Reserve and FHLB Borrowing Capacity

	March 31,	December 31,
(dollar amounts in billions)	2011	2010
Loans and Securities Pledged:
Federal Reserve Bank	$9.9	$9.7
FHLB	7.5	7.8

Total loans and securities pledged	$17.4	$17.5

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$9.5	$8.8
We can also obtain funding through other methods including: (1) purchasing federal funds, (2) selling securities under repurchase agreements, (3) the sale or maturity of investment securities, (4) the sale or securitization of loans, (5) the sale of national market certificates of deposit, (6) the relatively shorter-term structure of our commercial loans and automobile loans, and (7) the issuance of common and preferred stock.
At March 31, 2011, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Parent Company Liquidity
The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from interest received from the Bank, interest and dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt securities.
At March 31, 2011 and December 31, 2010, the parent company had $0.6 billion in cash and cash equivalents. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments during 2011 without relying on subsidiaries or capital markets for funding.
During the 2010 fourth quarter, we completed a public offering and sale of 146.0 million shares of common stock at a price of $6.30 per share, or $920.0 million in aggregate gross proceeds. Also during the 2010 fourth quarter, we completed the public offering and sale of $300.0 million aggregate principal amount of 7.00% Subordinated Notes due 2020. We used the net proceeds from these transactions to repurchase our TARP Capital. On January 19, 2011, we repurchased the warrant we had issued to the Treasury at an agreed upon purchase price of $49.1 million. The warrant had entitled the Treasury to purchase 23.6 million shares of common stock.
Based on the current dividend of $0.01 per common share, cash demands required for common stock dividends are estimated to be approximately $8.6 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2011, without regulatory approval. We do not anticipate that the Bank will need to request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already Well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
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
Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2011, we had $0.6 billion of standby letters of credit outstanding, of which 77% were collateralized. Included in this $0.6 billion are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At March 31, 2011, December 31, 2010, and March 31, 2010, we had commitments to sell residential real estate loans of $360.9 million, $998.7 million, and $600.9 million, respectively. These contracts mature in less than one year.
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
Representation and Warranty Reserve
We primarily conduct our loan sale and securitization activity with Fannie Mae and Freddie Mac. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves were estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We do not believe we have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.
The table below reflects activity in the representations and warranties reserve:
Table 40 — Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Reserve for representations and warranties, beginning of period	$20,170	$18,026	$10,519	$5,920	$5,916
Acquired reserve for representations and warranties	—	—	7,000	—	—
Reserve charges	(270)	(4,242)	(1,787)	(1,875)	(1,108)
Provision for representations and warranties	3,885	6,386	2,294	6,474	1,112

Reserve for representations and warranties, end of period	$23,785	$20,170	$18,026	$10,519	$5,920

Foreclosure Documentation
Recently, several high volume servicers have announced the execution of consent orders with various federal regulators. Those consent orders do not preclude the assessment of civil money penalties in the future by the regulators.
Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 3,900 foreclosure cases as of March 31, 2011, in states that require foreclosures to proceed through the courts. We have reviewed and are continuing to review our residential foreclosure process. We have no reason to conclude that foreclosures were filed that should not have been filed. We have and are strengthening our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in those institutions which are the subject of the consent orders.
Compliance Risk
Financial institutions are subject to a myriad of laws, rules and regulations emanating at both the federal and state levels. These mandates cover a broad scope, including but not limited to, expectations on anti-money laundering, lending limits, client privacy, fair lending, community reinvestment, and other important areas. Recently, the volume and complexity of regulatory changes adds to the overall compliance risk. At Huntington, we take these mandates seriously and have invested in people, processes, and systems to help ensure we meet expectations. At the corporate level, we have a team of compliance experts and lawyers dedicated to ensuring our conformance. We provide, and require, training for our colleagues on a number of broad-based laws and regulations. For example, all of our employees are expected to take, and pass, courses on anti-money laundering and customer privacy. Those who are engaged in lending activities must also take training related to flood disaster protection, equal credit opportunity, fair lending, and / or a variety of other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance in this regard.

Capital
(This section should be read in conjunction with Significant Item 2.)
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.0 billion at March 31, 2011, a slight increase from December 31, 2010, primarily reflecting an increase in retained earnings.
We believe our current level of capital is adequate.
TARP Capital
As discussed in our 2010 Form 10-K, we fully exited our TARP relationship during the 2011 first quarter by repurchasing the ten-year warrant we had issued to the Treasury as part of the TARP Capital for $49.1 million. Refer to the 2010 Form 10-K for a complete discussion regarding the issuing and repayment of our TARP Capital.
Capital Adequacy
The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy.
Table 41 — Capital Adequacy

	2011	2010
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated capital calculations:

Common shareholders’ equity	$4,676	$4,618	$3,867	$3,742	$3,678
Preferred shareholders’ equity	363	363	1,700	1,696	1,692

Total shareholders’ equity	5,039	4,981	5,567	5,438	5,370
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(215)	(229)	(244)	(259)	(274)
Other intangible assets deferred tax liability (1)	75	80	85	91	95

Total tangible equity (2)	4,455	4,388	4,964	4,826	4,747
Preferred shareholders’ equity	(363)	(363)	(1,700)	(1,696)	(1,692)

Total tangible common equity (2)	$4,092	$4,025	$3,264	$3,130	$3,055

Total assets	$52,949	$53,820	$53,247	$51,771	$51,867
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(215)	(229)	(244)	(259)	(274)
Other intangible assets deferred tax liability (1)	75	80	85	91	95

Total tangible assets (2)	$52,365	$53,227	$52,644	$51,159	$51,244

Tier 1 capital	$5,179	$5,022	$5,480	$5,317	$5,090
Preferred shareholders’ equity	(363)	(363)	(1,700)	(1,696)	(1,692)
Trust-preferred securities	(570)	(570)	(570)	(570)	(570)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,196	$4,039	$3,160	$3,001	$2,778

Risk-weighted assets (RWA)	$43,024	$43,471	$42,759	$42,486	$42,522

Tier 1 common equity / RWA ratio (2)	9.75%	9.29%	7.39%	7.06%	6.53%

Tangible equity / tangible asset ratio (2)	8.51	8.24	9.43	9.43	9.26

Tangible common equity / tangible asset ratio (2)	7.81	7.56	6.20	6.12	5.96

Tangible common equity / RWA ratio (2)	9.51	9.26	7.63	7.37	7.18

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our consolidated TCE ratio was 7.81% at March 31, 2011, an increase from 7.56% at December 31, 2010. The 25 basis point increase from December 31, 2010, primarily reflected the combination of an increase in retained earnings and lower period-end tangible assets, partially offset by the repurchase of the TARP warrant during the current quarter.
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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation of our consolidated Tier 1, Tier 2, and total risk-based capital amounts during the first three-month period of 2011.
Table 42 — Consolidated Regulatory Capital Activity

	Tier 1 Capital
	Common	Preferred		Disallowed	Disallowed	Total
	Shareholders’	Shareholders’	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2010	$4,815.1	$362.5	$620.3	$(607.2)	$(168.9)	$5,021.8

Earnings	126.4	—	—	—	—	126.4
Changes to disallowed adjustments	—	—	—	21.7	(0.7)	21.0
Dividends	(16.3)	—	—	—	—	(16.3)
Repurchase of TARP Capital warrant	(49.1)	—	—	—	—	(49.1)
Disallowance of deferred tax assets	—	—	—	—	71.3	71.3
Other	3.5	—	—	—	—	3.5

Balance at March 31, 2011	$4,879.6	$362.5	$620.3	$(585.5)	$(98.3)	$5,178.6

	Total risk-based capital
		Qualifying			Total
	Qualifying	Subordinated		Tier 1 Capital	risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2010	$552.3	$710.5	$1,262.8	$5,021.8	$6,284.6

Change in qualifying subordinated debt	—	(45.2)	(45.2)	—	(45.2)
Change in qualifying ACL	(6.6)	—	(6.6)	—	(6.6)
Changes to Tier 1 Capital (see above)	—	—	—	156.8	156.8

Balance at March 31, 2011	$545.7	$665.3	$1,211.0	$5,178.6	$6,389.6

(1)	Excludes accumulated other comprehensive income and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters:
Table 43 — Regulatory Capital Ratios

		2011	2010
		March 31,	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	Consolidated	$43,024	$43,471	$42,759	42,486	$42,522
	Bank	42,750	43,281	42,503	42,249	42,511
Tier 1 leverage ratio	Consolidated	9.80%	9.41%	10.54%	10.45%	10.05%
	Bank	7.23	6.97	6.85	6.54	5.99
Tier 1 risk-based capital ratio	Consolidated	12.04	11.55	12.82	12.51	11.97
	Bank	8.87	8.51	8.28	7.80	7.11
Total risk-based capital ratio	Consolidated	14.85	14.46	15.08	14.79	14.28
	Bank	13.11	12.82	12.69	12.23	11.53
The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2010 primarily reflected current quarter earnings, a reduction in the disallowed deferred tax asset, and a slight decline in risk-weighted assets, partially offset by the negative impact related to the repurchase of the TARP warrants.
At March 31, 2011, our Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized were $2.6 billion and $2.1 billion, respectively. The Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized of $1.2 billion and $1.3 billion, respectively, at March 31, 2011.
Other Capital Matters
Our strong capital ratios and expectations for continued earnings growth positions us to actively explore capital management opportunities, including raising our dividend.

BUSINESS SEGMENT DISCUSSION
Overview
This section reviews financial performance from a business segment perspective and should be read in conjunction with the Discussion of Results of Operations, Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
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
Expense Allocation
The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all four business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except those related to our insurance business, reported Significant Items (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the four business segments.
Treasury / Other
The Treasury / Other function includes revenue and expense related to our insurance business, and assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities, bank owned life insurance, and the OREO properties acquired through the 2009 first quarter Franklin restructuring. The financial impact associated with our FTP methodology, as described above, is also included.
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

Net Income by Business Segment
We reported net income of $126.4 million during the first three-month period of 2011. This compared with net income of $39.7 million during the first three-month period of 2010. The segregation of net income by business segment for the first three-month period of 2011 and 2010 is presented in the following table:
Table 44 — Net Income by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2011	2010
Retail and Business Banking	$54,887	$9,944
Regional and Commercial Banking	24,067	(349)
AFCRE	34,656	(40,637)
WGH	9,448	17,923
Treasury/Other	3,388	52,856

Total net income	$126,446	$39,737

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first three-month period of 2011, is presented in the following table:
Table 45 — Average Loans/Leases and Deposits by Business Segment

	Three Months Ended March 31, 2011
		Regional and
	Retail and	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	AFCRE	WGH	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$2,966	$7,480	$1,803	$774	$98	$13,121
Commercial real estate	452	323	5,565	184	—	6,524

Total commercial	3,418	7,803	7,368	958	98	19,645
Automobile	—	—	5,701	—	—	5,701
Home equity	6,907	13	1	780	27	7,728
Residential mortgage	1,048	3	—	3,410	4	4,465
Other consumer	407	5	138	44	(35)	559

Total consumer	8,362	21	5,840	4,234	(4)	18,453

Total loans and leases	$11,780	$7,824	$13,208	$5,192	$94	$38,098

Average Deposits
Demand deposits — noninterest-bearing	$3,511	$2,032	$394	$1,259	$137	$7,333
Demand deposits — interest-bearing	4,406	91	44	811	5	5,357
Money market deposits	8,297	1,280	257	3,658	—	13,492
Savings and other domestic deposits	4,533	14	11	143	—	4,701
Core certificates of deposit	8,202	29	4	152	4	8,391

Total core deposits	28,949	3,446	710	6,023	146	39,274
Other deposits	190	220	53	1,371	556	2,390

Total deposits	$29,139	$3,666	$763	$7,394	$702	$41,664

Retail and Business Banking
Table 46 — Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$235,845	$203,405	$32,440	16%
Provision for credit losses	23,694	67,974	(44,280)	(65)
Noninterest income	94,428	94,645	(217)	—
Noninterest expense	222,137	214,777	7,360	3
Provision for income taxes	29,555	5,355	24,200	452

Net income	$54,887	$9,944	$44,943	452%

Number of employees (full-time equivalent)	5,460	5,213	247	5%

Total average assets (in millions)	$13,157	$13,158	$(1)	—
Total average loans/leases (in millions)	11,780	11,779	1	—
Total average deposits (in millions)	29,139	28,371	768	3
Net interest margin	3.26%	2.90%	0.36%	12
NCOs	$39,008	$69,718	$(30,710)	(44)
NCOs as a % of average loans and leases	1.32%	2.37%	(1.05)%	(44)
Return on average common equity	15.2	2.9	12.3	424
Retail banking # DDA households (eop)	1,005,107	936,081	69,026	7
Business banking # business DDA relationships (eop)	122,271	114,335	7,936	7

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

eop — End of Period.
2011 First Three Months vs. 2010 First Three Months
Retail and Business Banking reported net income of $54.9 million for the first three-month period of 2011, compared with net income of $9.9 million in the first three-month period of 2010. As discussed further below, the $44.9 million increase included a $32.4 million, or 16%, increase in the net interest income and a $44.3 million, or 65%, decline in the provision for credit losses, partially offset by a $24.2 million increase in income taxes.
Net interest income increased $32.4 million, or 16%, primarily reflecting a $0.8 billion increase in average total deposits, a 39 basis point improvement in our deposit spread, and a 7% increase in the number of DDA households. These increases were the result of increased sales results throughout 2010 and 2011, particularly in our money market and checking account deposit products through the use of more targeted direct mail and advertising of 24-Hour Grace™, part of our “Fair Play” banking philosophy.
Total average loans and leases were flat between the first three-month period of 2011, and the first three-month period in 2010. The CRE portfolio declined $103 million and reflected our ongoing commitment to reduce our exposure to CRE loans. This CRE decrease was partially offset by a $50 million increase in our C&I portfolio. We also sold SBA loans of $38.0 million, and the gains are referenced below.
Provision for credit losses declined $44.3 million, or 65%, reflecting lower NCOs and improvement in delinquencies. NCOs declined $30.7 million, or 44%, and reflected a $10.1 million decline in total commercial NCOs, and a $20.7 million decline in total consumer NCOs. The decrease in NCOs reflected a lower level of large dollar charge-offs, improvement in delinquencies, and an improved credit environment.

Noninterest income decreased $0.2 million, or 0.2%, reflecting a $14.6 million decline in deposit service charges resulting from the amendment to Reg E, the reduction or elimination of certain overdraft fees, and the introduction of our new 24-Hour Grace™ consumer checking feature. The decrease was partially offset by (1) $3.6 million increase in electronic banking income, primarily reflecting an increased number of deposit accounts and transaction volumes, (2) $2.3 million increase in mortgage banking income, (3) $1.0 million increase in brokerage and insurance income, and (4) $7.5 million increase in other income primarily related to recognition of additional gains on sales of SBA loans.
Noninterest expense increased $7.3 million, or 3%. This increase reflected: (1) $5.4 million increase in personnel expense reflecting a 5% increase in full-time equivalent employees and salary increases, (2) $5.5 million increase in marketing expenses related to branch and product advertising and direct mail efforts, and branch and ATM branding investments in support of strategic initiatives, and (3) $1.0 million increase in equipment expenses related to branch refurbishment and rebrand strategies. These increases were partially offset by: (1) $1.8 million improvement in OREO losses, (2) $1.1 million of lower allocated expenses, and (3) $1.4 million of lower amortization of intangibles expense.

Regional and Commercial Banking
Table 47 — Key Performance Indicators for Regional and Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$57,438	$50,831	$6,607	13%
Provision for credit losses	5,969	41,207	(35,238)	(86)
Noninterest income	29,238	25,393	3,845	15
Noninterest expense	43,681	35,554	8,127	23
Provision (benefit) for income taxes	12,959	(188)	13,147	(6,993)

Net income (loss)	$24,067	$(349)	$24,416	N.R. %

Number of employees (full-time equivalent)	568	449	119	27%

Total average assets (in millions)	$8,722	$8,143	$579	7
Total average loans/leases (in millions)	7,824	7,322	502	7
Total average deposits (in millions)	3,666	3,130	536	17
Net interest margin	2.99%	2.77%	0.22%	8
NCOs	$15,160	$40,509	$(25,349)	(63)
NCOs as a % of average loans and leases	0.78%	2.21%	(1.43)%	(65)
Return on average common equity	14.1	(0.2)	14.3	N.R.

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
2011 First Three Months vs. 2010 First Three Months
Regional and Commercial Banking reported net income of $24.1 million in the first three-month period of 2011, compared with a net loss of $0.3 million in the first three-month period of 2010. This $24.4 million improvement reflected a $35.2 million decline in provision for credit losses. The increased earnings also reflected significant improvement in our net interest income and noninterest income due to the successful execution of our strategic initiatives. Noninterest expense and total FTEs have increased as a result of these strategic investments.
Net interest income increased $6.6 million, or 13%. The primary drivers of this increase are due to: (1) $0.5 billion, or 7%, increase in average total loans and leases, (2) $0.6 billion, or 22%, increase in average core deposits, and (3) net interest margin expanded 22 basis points. The commercial loan spread improved by 34 basis points primarily due to a lower cost of funds on our renewals. In addition, as the liquidity position of the Bank improved in 2010, the liquidity premium was lowered for new and renewed loans.
Average total loans and leases increased $0.5 billion, or 7%, primarily reflecting the successful execution of our strategic initiatives, higher sales performance levels within our primary markets, and investments in additional leadership, expertise and sales talent. Seven out of our eleven markets experienced loan growth during this time period. Our core middle market loan portfolio average balance grew $259 million from the 2010 first quarter. The majority of this growth was due to marketing efforts and community development within our Michigan and Cleveland markets. Our equipment finance portfolio grew $180 million, or 21%, from the 2010 first quarter due to our focus on developing vertical strategies in business aircraft, rail, and syndications. Our large corporate portfolio grew $279 million due to establishing relationships with targeted prospects within our footprint.
We have made significant investments in our sales process, with an emphasis on our Optimal Customer Relationship, or OCR, program which entails robust customer relationship planning, as well as a renewed investment in technology, including a referral tracking system and new customer relationship management system. These investments have resulted in loan originations in the 2011 first quarter that increased 75% from the year-ago period.
Total average deposits increased $0.5 billion, or 17%, primarily reflecting a $0.6 billion increase in core deposits. The increase in core deposits primarily reflected: (1) $0.5 billion increase in commercial savings and money market deposits; and (2) $0.1 billion increase in commercial demand deposits. These increases were primarily a result of strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline and sales & retention initiatives.

The Commercial Relationship Manager sales teams were educated on the importance of liquidity solutions in partnering with Treasury Management to deliver customer-focused solutions. This partnership, combined with the value of depository solutions, enabled our relationship managers to shift from a lending focus to a broader solutions-based cross-selling approach, including depository solutions. Targeted money market promotions and sales campaigns for loans and other products were deployed in Regional and Commercial Banking. They served as an effective “door opener” to drive success in ultimately obtaining operating account supported with Treasury management solutions which generally produce longer relationships. Best practices from each region were shared and institutionalized. A “money desk” was created to assist commercial bankers with tailored pricing solutions for customers having complex large dollar depository needs. This additional support and expertise helped our bankers win relationships and encouraged their expanded prospecting efforts.
Provision for credit losses declined $35.2 million, or 86%, reflecting improved credit quality of the portfolio, as well as a $25.3 million decline in NCOs. Expressed as a percentage of related average balances, NCOs decreased to 0.78% in the 2011 first quarter from 2.21% in the 2010 first quarter. The decline was primarily driven by $27.4 million lower C&I NCOs, partially offset by $2.4 million higher CRE NCOs. The overall decline in NCOs was the result of proactive treatment of problem credits since mid-2009, an improved credit environment, and increased recoveries.
Noninterest income increased $3.8 million, or 15%, and primarily reflected: (1) $1.2 million in derivatives revenue due to increased sales and trading activities, (2) $1.3 million in brokerage income reflecting the transfer of our institutional sales business to Regional and Commercial Banking from WGH during the first three-month period of 2011, (3) $1.1 million in capital markets income resulting from strategic investments made over the last year in these types of products and services, and (4) $0.5 million increase of loan-related fees relating to the improved collection efforts. These increases were partially offset by a $0.9 million decline in equipment operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.
Noninterest expense increased $8.1 million, or 23%, and reflected a $7.7 million increase in personnel expense due to a 27% increase in full-time equivalent employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

Automobile Finance and Commercial Real Estate
Table 48 — Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$87,849	$77,044	$10,805	14%
Provision for credit losses	4,784	117,639	(112,855)	(96)
Noninterest income	13,379	17,101	(3,722)	(22)
Noninterest expense	43,127	39,025	4,102	11
Provision (benefit) for income taxes	18,661	(21,882)	(40,543)	N.R.

Net income (loss)	$34,656	$(40,637)	$75,293	N.R. %

Number of employees (full-time equivalent)	282	242	40	17%

Total average assets (in millions)	$13,165	$12,749	$416	3
Total average loans/leases (in millions)	13,208	12,817	391	3
Total average deposits (in millions)	763	636	127	20
Net interest margin	2.64%	2.38%	0.26%	11
NCOs	$73,450	$103,432	$(29,982)	(29)
NCOs as a % of average loans and leases	2.22%	3.23%	(1.01)%	(31)
Return on average common equity	19.2	(18.1)	37.3	N.R.
Automobile loans production (in millions)	$795.3	$677.7	$117.6	17
Noninterest income	13,379	17,101	(3,722)	(22)
Operating lease income	8,847	12,303	(3,456)	(28)

Noninterest income, excluding operating lease income	$4,532	$4,798	$(266)	(6)

Noninterest expense	$43,127	$39,025	$4,102	10.5
Operating lease expense	6,836	10,066	(3,230)	(32.1)

Noninterest expense, excluding operating lease expense	$36,291	$28,959	$7,332	25

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
2011 First Three Months vs. 2010 First Three Months
AFCRE reported net income of $34.7 million for the first three-month period 2011, compared with a net loss of $40.6 million in the same period in 2010. The $75.3 million increase reflected a $112.9 million decline to the provision for credit losses, primarily due to a reduction in reserves as the underlying credit quality of the loan portfolios continues to improve and / or stabilize. The comparable year-ago period included higher provisions for credit losses to increase reserves due to economic and CRE related weaknesses in our markets. Total NCOs declined $30.0 million, or 29%, including a $21.4 million decline in commercial real estate loan NCOs and a $3.9 million decline in consumer automobile-related NCOs. As a percentage of average balances, CRE NCOs decreased to 4.46% in the 2011 first quarter compared to 5.05% in the 2010 first quarter while automobile-related NCOs decreased to 0.33% as compared to 0.80% during the same periods.
Net interest income increased $10.8 million, or 14%, reflecting a 26 basis point increase in the net interest margin and a 3% increase in average total loans and leases. The increase in the net interest margin primarily reflects the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009.
Total average loans and leases reflected a $1.5 billion increase in average consumer automobile loans and leases that resulted primarily from record loan origination levels in 2010 and continued strong origination levels in 2011. This growth reflects further penetration within our historical geographic footprint, as well as the positive impact of our expansion into eastern Pennsylvania and five New England states. This increase was partially offset by a $1.0 billion decline in average commercial real estate loans resulting from the aggressive management of this portfolio and our ongoing commitment to reducing our commercial real estate exposure.

Total average deposits increased $0.1 billion, or 20%, reflecting our commitment to strengthening relationships with core customers and prospects as well as new commercial automobile dealer relationships developed in 2010 and 2011.
Noninterest income, excluding operating lease income, decreased $0.3 million. Increases in commercial real estate fee related income totaling $3.0 million were primarily offset by a $2.2 million reduction in valuation adjustments associated with certain securitized loans and related debt that are accounted for at fair value, a $0.4 million decline in servicing-related income and a $0.2 million decline in fee income received in connection with end of term automobile lease terminations.
Noninterest expense, excluding operating lease expense, increased $7.3 million. This increase reflected a $1.8 million increase in personnel expense, much of which related to increased loan origination activities, including the rebuilding of the commercial real estate team and automobile lending market expansion, and a $5.3 million increase in allocated costs primarily related to higher production and other activity levels.
Net automobile operating lease income decreased $0.2 million as this portfolio continues to run-off as a result of the discontinuation of all lease origination activities at the end of 2008.

Wealth Advisors, Government Finance, and Home Lending
Table 49 — Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$48,900	$37,927	$10,973	29%
Provision for credit losses	14,938	(3,311)	18,249	(551)
Noninterest income	66,751	70,211	(3,460)	(5)
Noninterest expense	86,178	83,875	2,303	3
Provision for income taxes	5,087	9,651	(4,564)	(47)

Net income	$9,448	$17,923	$(8,475)	(47)%

Number of employees (full-time equivalent)	2,156	2,019	137	7%

Total average assets (in millions)	$6,605	$6,027	$578	10
Total average loans/leases (in millions)	5,192	4,631	561	12
Total average deposits (in millions)	7,394	6,759	635	9
Net interest margin	2.30%	2.25%	0.05%	2
NCOs	$21,367	$13,302	$8,065	61
NCOs as a % of average loans and leases	1.65%	1.15%	0.50%	43
Return on average common equity	5.8	12.6	(6.8)	(54)
Mortgage banking origination volume (in millions)	$929	$869	$60	7
Noninterest income shared with other business segments(1)	$9,874	$8,178	$1,696	21
Total assets under management (in billions) — eop	15.0	13.2	1.8	14
Total trust assets (in billions) — eop	61.6	52.5	9.1	17

(1)	Amount is not included in noninterest income reported above.

eop — End of Period.
2011 First Three Months vs. 2010 First Three Months
WGH reported net income of $9.4 million for the first three-month period of 2011, compared with net income of $17.9 million for the first three-month period of 2010. As discussed further below, the $8.5 million decrease included an $18.2 million increase in the provision for credit losses and a $3.5 million decrease in noninterest income, partially offset by an $11.0 million increase in net interest income and a $4.6 million decrease in provision for income taxes.
Net interest income increased by $11.0 million, or 29%, primarily reflecting an increase in the net interest margin by 5 basis points to 2.30%. These increases were the result of lower market rates for deposit accounts which more than offset lower loan rates.
Total average loans and leases increased $561 million, or 12%, for the first three-month period of 2011 when compared to the first three-month period of 2010. This reflected increased originations of adjustable rate mortgage loans in our portfolio. Total average deposits increased $635 million, or 9%, during the same period. This increase was attributable to execution of strategic initiatives and reflected growth in money market deposits.

Provision for credit losses increased by $18.2 million. During the 2011 first quarter, fewer commercial loan upgrades favorably impacted the provision by approximately $10.2 million when compared with the prior year quarter. During the 2011 first quarter, we implemented a more conservative position regarding NCOs by accelerating the timing of charge-off recognition. This policy change resulted in an $8.1 million increase in NCOs when compared with the 2010 first quarter.
Noninterest income decreased by $3.5 million, or 5%, reflecting a $4.9 million decline in mortgage banking income due to a $3.5 million net loss on MSR hedging compared with a $6.1 million gain in the year-ago quarter and a $2.5 million decrease in other income, partially offset by: (1) a $1.3 million increase in brokerage income primarily reflecting increased sales revenue involving investment products and (2) a $3.0 million increase in trust services reflecting a $9.1 billion increase in total trust assets (including a $1.8 billion increase in assets under management) due to improved market values and net growth in accounts, and higher fees for income tax preparation.
Noninterest expense increased by $2.3 million, or 3%, from the year-ago period based on an increase in strategic initiatives investment including a 7% increase in full-time equivalent employees.

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
Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our Fair Play banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our Consolidated Financial Statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions. Additional factors that could cause results to differ materially from those described above can be found in our 2010 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.
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
Risk Factors
Information on risk is discussed in the Risk Factors section included in Item 1A of our 2010 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.
Critical Accounting Policies and Use of Significant Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our 2010 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
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
Our most significant accounting estimates relate to our ACL, fair value measurements, and income taxes and deferred tax assets. These significant accounting estimates and their related application are discussed in our 2010 Form 10-K.
Recent Accounting Pronouncements and Developments
Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2011 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1:	Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2011	2010
(dollar amounts in thousands, except number of shares)	March 31,	December 31,	March 31,
Assets
Cash and due from banks	$1,208,820	$847,888	$1,310,640
Interest-bearing deposits in banks	129,999	135,038	364,082
Trading account securities	164,489	185,404	150,463
Loans held for sale (includes $162,768, $754,117 and $319,166 respectively, measured at fair value)(1)	164,282	793,285	327,408
Available-for-sale and other securities	9,322,434	9,895,244	8,946,364
Loans and leases (includes $458,851, $522,717 and $730,508 respectively, measured at fair value)(2)	38,245,836	38,106,507	36,931,681
Allowance for loan and lease losses	(1,133,226)	(1,249,008)	(1,477,969)

Net loans and leases	37,112,610	36,857,499	35,453,712

Bank owned life insurance	1,471,099	1,458,224	1,422,874
Premises and equipment	500,736	491,602	491,573
Goodwill	444,268	444,268	444,268
Other intangible assets	215,251	228,620	273,952
Accrued income and other assets	2,214,521	2,482,570	2,681,462

Total assets	$52,948,509	$53,819,642	$51,866,798

Liabilities and shareholders’ equity
Liabilities
Deposits	$41,366,487	$41,853,898	$40,303,467
Short-term borrowings	2,051,258	2,040,732	980,839
Federal Home Loan Bank advances	21,379	172,519	157,895
Other long-term debt (includes $294,905, $356,089 and $573,018 respectively, measured at fair value)(2)	1,900,555	2,144,092	2,727,745
Subordinated notes	1,487,566	1,497,216	1,266,907
Accrued expenses and other liabilities	1,082,665	1,130,643	1,060,259

Total liabilities	47,909,910	48,839,100	46,497,112

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	—	—	1,329,186
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	362,507
Common stock	8,643	8,642	7,174
Capital surplus	7,584,367	7,630,093	6,735,472
Less treasury shares, at cost	(8,647)	(8,771)	(9,019)
Accumulated other comprehensive loss	(203,921)	(197,496)	(133,473)
Retained (deficit) earnings	(2,704,350)	(2,814,433)	(2,922,161)

Total shareholders’ equity	5,038,599	4,980,542	5,369,686

Total liabilities and shareholders’ equity	$52,948,509	$53,819,642	$51,866,798

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000	1,000,000,000
Common shares issued	864,279,984	864,195,369	717,382,476
Common shares outstanding	863,398,578	863,319,435	716,556,641
Treasury shares outstanding	881,406	875,934	825,835
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	362,507	362,507	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 12.

(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option. See Note 14.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2011	2010
Interest and fee income
Loans and leases
Taxable	$433,961	$479,120
Tax-exempt	2,703	713
Investment securities
Taxable	57,651	58,988
Tax-exempt	2,876	3,091
Other	4,686	4,867

Total interest income	501,877	546,779

Interest expense
Deposits	75,796	128,302
Short-term borrowings	949	476
Federal Home Loan Bank advances	220	1,212
Subordinated notes and other long-term debt	20,582	22,896

Total interest expense	97,547	152,886

Net interest income	404,330	393,893
Provision for credit losses	49,385	235,008

Net interest income after provision for credit losses	354,945	158,885

Service charges on deposit accounts	54,324	69,339
Mortgage banking income	22,684	25,038
Trust services income	30,742	27,765
Electronic banking income	28,786	25,137
Insurance income	17,945	18,860
Brokerage income	20,511	16,902
Bank owned life insurance income	14,819	16,470
Automobile operating lease income	8,847	12,303
Net gains on sales of investment securities	4,205	6,430
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	9,876	(8,400)
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	(14,041)	1,939

Net impairment losses on investment securities	(4,165)	(6,461)
Other income	38,247	29,069

Total noninterest income	236,945	240,852

Personnel costs	219,028	183,642
Outside data processing and other services	40,282	39,082
Net occupancy	28,436	24,755
Deposit and other insurance expense	17,896	29,086
Professional services	13,465	11,530
Equipment	22,477	20,624
Marketing	16,895	22,697
Amortization of intangibles	13,370	15,146
OREO and foreclosure expense	3,931	10,066
Automobile operating lease expense	6,836	11,153
Other expense	48,083	30,312

Total noninterest expense	430,699	398,093

Income before income taxes	161,191	1,644
Provision (benefit) for income taxes	34,745	(38,093)

Net income	126,446	39,737
Dividends on preferred shares	7,703	29,357

Net income applicable to common shares	$118,743	$10,380

Average common shares — basic	863,359	716,320
Average common shares — diluted	867,237	718,593
Per common share:
Net income — basic	$0.14	$0.01
Net income — diluted	0.14	0.01
Cash dividends declared	0.01	0.01
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
(All amounts in thousands,	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2010
Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	(161,234)	$(2,925,488)	$5,328,291
Comprehensive Income:
Net income (loss)											39,737	39,737
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold										(1,261)		(1,261)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										24,558		24,558
Unrealized gains (losses) on cash flow hedging derivatives										3,298		3,298
Change in accumulated unrealized losses for pension and other post- retirement obligations										1,166		1,166

Total comprehensive loss												67,498
Issuance of common stock					537	5	2,264					2,269
Preferred Series B stock discount accretion		4,178									(4,178)	—
Cash dividends declared:
Common ($0.01 per share)											(7,165)	(7,165)
Preferred Series B ($12.50 per share)											(17,476)	(17,476)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Recognition of the fair value of share-based compensation							2,933					2,933
Other share-based compensation activity					104	2	257				(17)	242
Other							(1,778)	154	2,446		129	797

Balance, end of period	1,398	$1,329,186	363	$362,507	717,382	$7,174	$6,735,472	(826)	$(9,019)	$(133,473)	$(2,922,161)	$5,369,686

Three Months Ended March 31, 2011
Balance, beginning of period	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Comprehensive Income:
Net income (loss)											126,446	126,446
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold										9,127		9,127
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										(3,730)		(3,730)
Unrealized gains (losses) on cash flow hedging derivatives										(14,422)		(14,422)
Change in accumulated unrealized losses for pension and other post- retirement obligations										2,600		2,600

Total comprehensive income												120,021
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.01 per share)											(8,635)	(8,635)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Recognition of the fair value of share-based compensation							3,625					3,625
Other share-based compensation activity					85	1	76				(18)	59
Other							(327)	(5)	124		(7)	(210)

Balance, end of period	—	$—	363	$362,507	864,280	$8,643	$7,584,367	(881)	$(8,647)	$(203,921)	$(2,704,350)	$5,038,599

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Operating activities
Net income	$126,446	$39,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,385	235,008
Depreciation and amortization	73,234	69,730
Change in current and deferred income taxes	22,694	(38,153)
Net sales (purchases) of trading account securities	20,915	(66,806)
Originations of loans held for sale	(625,250)	(634,129)
Principal payments on and proceeds from loans held for sale	1,207,216	765,286
Securities (gains) losses	(40)	31
Other, net	(119,639)	(54,571)

Net cash provided by (used for) operating activities	754,961	316,133

Investing activities
Increase (decrease) in interest bearing deposits in banks	13,107	7,570
Proceeds from:
Maturities and calls of investment securities	449,045	673,751
Sales of investment securities	1,457,057	716,752
Purchases of investment securities	(1,287,517)	(1,582,391)
Net proceeds from sales of loans	162,778	—
Net loan and lease activity, excluding sales	(470,891)	53,992
Proceeds from sale of operating lease assets	20,060	4,242
Purchases of premises and equipment	(26,587)	(13,233)
Proceeds from sales of other real estate	24,540	13,222
Other, net	92	599

Net cash provided by (used for) investing activities	341,684	(125,496)

Financing activities
Increase (decrease) in deposits	(485,107)	(193,616)
Increase (decrease) in short-term borrowings	73,843	113,766
Maturity/redemption of Federal Home Loan Bank advances	(151,193)	(11,153)
Maturity/redemption of long-term debt	(107,870)	(278,257)
Repurchase of Warrant to the Treasury	(49,100)	—
Dividends paid on preferred stock	(7,703)	(25,179)
Dividends paid on common stock	(8,618)	(7,144)
Other, net	35	242

Net cash provided by (used for) financing activities	(735,713)	(401,341)

Increase (decrease) in cash and cash equivalents	360,932	(210,704)
Cash and cash equivalents at beginning of period	847,888	1,521,344

Cash and cash equivalents at end of period	$1,208,820	$1,310,640

Supplemental disclosures:
Income taxes paid (refunded)	$12,033	$60
Interest paid	121,911	160,273
Non-cash activities
Dividends accrued, paid in subsequent quarter	15,391	23,326
See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2010 Annual Report on Form 10-K (2010 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” which includes amounts on deposit with the Federal Reserve and “Federal funds sold and securities purchased under resale agreements.”
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Consolidated Financial Statements or disclosed in the Notes to Unaudited Condensed Consolidated Financial Statements.
2. ACCOUNTING STANDARDS UPDATE
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which is effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 12).
ASU 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how the lender develops its ACL and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010, and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 3).
ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loan and Lease Portfolio Composition
The following table provides a detail listing of Huntington’s loan and lease portfolio at March 31, 2011, December 31, 2010, and March 31, 2010:

	March 31,	December 31,	March 31,
(dollar amounts in millions)	2011	2010	2010
Loans and leases:
Commercial and industrial	$13,299	$13,063	$12,245
Commercial real estate	6,298	6,651	7,456
Automobile	5,802	5,615	4,403
Home equity	7,784	7,713	7,514
Residential mortgage	4,517	4,500	4,614
Other consumer	546	564	700

Loans and leases	38,246	38,106	36,932

Allowance for loan and lease losses	(1,133)	(1,249)	(1,478)

Net loans and leases	$37,113	$36,857	$35,454

As shown in the table above, the primary loan and lease portfolios are: C&I, CRE, automobile, home equity, residential mortgage, and other consumer. For ACL purposes, these portfolios are further disaggregated into classes. The classes within the C&I portfolio are: owner occupied and other C&I. The classes within the CRE portfolio are: retail properties, multi family, office, industrial and warehouse, and other CRE. The classes within the home equity portfolio are: first-lien loans and second-lien loans. The automobile, residential mortgage, and other consumer portfolios are not further segregated into classes.
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB — Cincinnati. As of March 31, 2011, these borrowings and advances are generally secured by $17.4 billion of loans and securities.
NALs and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. All classes within the C&I and CRE portfolios are placed on nonaccrual status no later than 90-days past due. Residential mortgage loans are placed on nonaccrual status no later than 180-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. Both classes of the home equity portfolio are placed on nonaccrual status no later than 180-days past due. Automobile and other consumer loans are not placed on nonaccrual status, but are charged-off when the loan is 120-days past due. Any loan in any portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.
For all classes within all loan portfolios, cash receipts received on NALs are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.
Regarding all classes within the C&I and CRE portfolios, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan has been brought current with respect to principal and interest, the loan or lease is returned to accrual status. Regarding all classes within all consumer loan portfolios, a NAL is returned to accrual status when the loan has been brought to less than 180-days past due with respect to principal and interest.

The following table presents NALs by loan class:

(dollar amounts in millions)	March 31, 2011	December 31, 2010

Commercial and industrial:
Owner occupied	$141	$139
Other commercial and industrial	119	208

Total commercial and industrial	260	347

Commercial real estate:
Retail properties	75	97
Multi family	42	45
Office	43	48
Industrial and warehouse	37	40
Other commercial real estate	109	134

Total commercial real estate	306	364

Automobile	—	—
Home equity:
Secured by first-lien	11	10
Secured by second-lien	14	12
Residential mortgage	45	45
Other consumer	—	—

Total nonaccrual loans	$636	$778

The following table presents an aging analysis of loans and leases, including past due loans, by loan class: (1)

March 31, 2011
							90 or more days
	Past Due					Total Loans	past due and
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	accruing

Commercial and industrial:
Owner occupied	$17	$14	$71	$102	$3,759	$3,861	$—
Other commercial and industrial	33	12	87	132	9,306	9,438	—

Total commercial and industrial	$50	$26	$158	$234	$13,065	$13,299	$—

Commercial real estate:
Retail properties	$36	$1	$49	$86	$1,609	$1,695	$—
Multi family	9	3	31	43	1,029	1,072	—
Office	14	1	38	53	995	1,048	—
Industrial and warehouse	7	3	15	25	766	791	—
Other commercial real estate	27	14	83	124	1,568	1,692	—

Total commercial real estate	$93	$22	$216	$331	$5,967	$6,298	$—

Automobile	$38	8	$5	$51	$5,751	$5,802	$6
Home equity:
Secured by first-lien	16	9	22	47	3,147	3,194	10
Secured by second-lien	31	14	28	73	4,517	4,590	14
Residential mortgage	121	39	181	341	4,176	4,517	136
Other consumer	7	2	2	11	535	546	2

December 31, 2010
							90 or more days
	Past Due					Total Loans	past due and
(dollar amounts in millions)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	accruing

Commercial and industrial:
Owner occupied	$16	$9	$80	$105	$3,718	$3,823	$—
Other commercial and industrial	35	36	110	181	9,059	9,240	—

Total commercial and industrial	$51	$45	$190	$286	$12,777	$13,063	$—

Commercial real estate:
Retail properties	$24	$1	$73	$98	$1,665	$1,763	$—
Multi family	9	8	32	49	1,073	1,122	—
Office	21	6	36	63	1,060	1,123	—
Industrial and warehouse	4	8	13	25	828	853	—
Other commercial real estate	47	8	90	145	1,645	1,790	—

Total commercial real estate	$105	$31	$244	$380	$6,271	$6,651	$—

Automobile	$48	12	$8	$68	$5,547	$5,615	$8
Home equity:
Secured by first-lien	15	8	19	42	2,999	3,041	8
Secured by second-lien	36	17	27	80	4,592	4,672	16
Residential mortgage	115	58	197	370	4,130	4,500	152
Other consumer	7	2	3	12	552	564	2

(1)	NALs are included in this aging analysis based on the loan’s past due status.

Allowance for Credit Losses
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
The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering a historical utilization of unused commitments. The AULC is reflected in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.

The following table presents ALLL and AULC activity by portfolio segment:

	Commercial
	and	Commercial		Home	Residential	Other
	Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Allowance for Credit Losses:
(dollar amounts in thousands)
ALLL balance at January 1, 2011:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

Loan charge-offs	(53,736)	(76,648)	(9,975)	(28,322)	(23,021)	(7,305)	(199,007)
Recoveries of loans previously charged-off	11,544	8,965	5,263	1,608	4,089	2,455	33,924
Provision for loan and lease losses	1,141	(9,500)	6,086	25,455	22,384	3,735	49,301
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—

ALLL balance at March 31, 2011:	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226

AULC balance at January 1, 2011:	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(2,020)	2,275	—	(107)	—	(64)	84

AULC balance at March 31, 2011:	$30,706	$8,433	$—	$2,241	$1	$830	$42,211

ACL balance at March 31, 2011	$330,269	$519,501	$50,862	$151,612	$96,742	$26,451	$1,175,437

Portion of ALLL balance at March 31, 2011:
Attributable to loans individually evaluated for impairment	$43,824	$62,161	$945	$1,780	$12,103	$483	$121,296
Attributable to loans collectively evaluated for impairment	255,739	448,907	49,917	147,591	84,638	25,138	1,011,930

Total ALLL evaluated for impairment	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at March 31, 2011:
(dollar amounts in millions)
Ending balance	$13,299	$6,298	$5,802	$7,784	$4,517	$546	$38,246
Portion of ending balance:
Individually evaluated for impairment	187	338	30	40	342	9	946
Collectively evaluated for impairment	13,112	5,960	5,772	7,744	4,175	537	37,300

Total loans evaluated for impairment	$13,299	$6,298	$5,802	$7,784	$4,517	$546	$38,246

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Portfolio loans purchased in the 2011 first quarter	—	—	—	—	—	—	—
Portfolio loans with allowance sold or transferred to loans held for sale in the 2011 first quarter	—	—	—	—	—	—	—
Portfolio loans without allowance sold or transferred to loans held for sale in the 2011 first quarter	86	48	—	—	83	—	217

	Commercial
	and	Commercial		Home	Residential	Other
	Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
ALLL at December 31, 2010 (dollar amounts in thousands)
Portion of ALLL balance at December 31, 2010:

Attributable to loans individually evaluated for impairment	$63,307	$65,130	$1,477	$1,498	$11,780	$668	$143,860
Attributable to loans collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

ALLL balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at December 31, 2010:
(dollar amounts in millions)
Ending balance	$13,063	$6,651	$5,615	$7,713	$4,500	$564	$38,106
Portion of ending balance:
Individually evaluated for impairment	$198	$311	$30	$37	$334	$10	$920
Collectively evaluated for impairment	12,865	6,340	5,585	7,676	4,166	554	37,186

Total loans evaluated for impairment	$13,063	$6,651	$5,615	$7,713	$4,500	$564	$38,106

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
C&I and CRE loans are either charged-off or written down to fair value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. Home equity loans are charged-off to fair value at 120-days past due. Residential mortgages are charged-off to fair value at 150-days past due. Any loan in any portfolio may be charged-off prior to the policies described above if a loss confirming event occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.
Credit Quality Indicators
To facilitate the monitoring of credit quality for C&I and CRE loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following categories of credit grades:
Pass = Higher quality loans that do not fit any of the other categories described below.
OLEM = Potentially weak loans. The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect Huntington’s position in the future.
Substandard = Inadequately protected loans by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.
Doubtful = Loans that have all of the weaknesses inherent in those loans classified as Substandard, with the added elements of the full collection of the loan is improbable and that the possibility of loss is high.

The categories above, which are derived from standard regulatory rating definitions, are assigned upon initial approval of the loan or lease and subsequently updated as appropriate.
Commercial loans categorized as OLEM, Substandard, or Doubtful are considered Criticized loans. Commercial loans categorized as Substandard or Doubtful are also considered Classified loans.
For all classes within all consumer loan portfolios, each loan is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is the world’s most used credit score and represents the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the better the odds of repayment and therefore, an indicator of lower credit risk.

The following table presents loan and lease balances by credit quality indicator:

March 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,359	$144	$357	$1	$3,861
Other commercial and industrial	8,757	239	430	12	9,438

Total commercial and industrial	$12,116	$383	$787	$13	$13,299

Commercial real estate:
Retail properties	$1,293	$88	$314	$—	$1,695
Multi family	866	72	134	—	1,072
Office	826	119	103	—	1,048
Industrial and warehouse	623	71	97	—	791
Other commercial real estate	1,214	81	396	1	1,692

Total commercial real estate	$4,822	$431	$1,044	$1	$6,298

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,606	$2,371	$717	$108	$5,802
Home equity:
Secured by first-lien	1,745	1,127	316	6	3,194
Secured by second-lien	2,159	1,752	678	1	4,590
Residential mortgage	1,976	1,620	775	146	4,517
Other consumer	200	227	100	19	546

	December 31, 2010
	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,265	$159	$393	$6	$3,823
Other commercial and industrial	8,435	265	525	15	9,240

Total commercial and industrial	$11,700	$424	$918	$21	$13,063

Commercial real estate:
Retail properties	$1,284	$128	$350	$—	$1,762
Multi family	899	79	144	—	1,122
Office	868	122	133	—	1,123
Industrial and warehouse	668	72	113	—	853
Other commercial real estate	1,221	88	481	1	1,791

Total commercial real estate	$4,940	$489	$1,221	$1	$6,651

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,516	$2,267	$725	$107	$5,615
Home equity:
Secured by first-lien	1,644	1,082	314	1	3,041
Secured by second-lien	2,224	1,768	679	1	4,672
Residential mortgage	1,978	1,580	796	146	4,500
Other consumer	207	235	102	20	564

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

Impaired Loans
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
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate or, as a practical expedient, the observable market price of the loan or lease, or the fair value of the collateral if the loan or lease is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve if there is a significant change in either of those bases.
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

The following tables present impaired loan information: (1), (2)

				Three Months Ended
	March 31, 2011			March 31, 2011
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
(dollar amounts in millions)	Balance	Balance	Allowance	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$10.9	$23.3	$—	$12.2	$—
Other commercial and industrial	9.0	19.3	—	8.7	—

Total commercial and industrial	$19.9	$42.6	$—	$20.9	$—

Commercial real estate:
Retail properties	$8.6	$25.0	$—	$20.1	$—
Multi family	14.8	15.5	—	8.3	0.2
Office	1.3	2.7	—	1.9	—
Industrial and warehouse	2.2	6.3	—	2.8	—
Other commercial real estate	23.4	46.9	—	24.8	0.2

Total commercial real estate	$50.3	$96.4	$—	$57.9	$0.4

Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—	—	—
Secured by second-lien	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Other consumer	—	—	—	—	—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$65.2	$82.0	$14.5	$72.1	$0.2
Other commercial and industrial	102.3	141.5	29.4	116.0	0.5

Total commercial and industrial	$167.5	$223.5	$43.9	$188.1	$0.7

Commercial real estate:
Retail properties	$116.0	$178.8	$22.5	$87.6	$0.4
Multi family	29.8	33.7	7.1	37.3	0.2
Office	32.5	45.9	5.3	28.7	0.1
Industrial and warehouse	36.9	48.0	12.7	36.1	0.2
Other commercial real estate	72.7	94.0	14.6	69.8	0.1

Total commercial real estate	$287.9	$400.4	$62.2	$259.5	$1.0

Automobile	$29.6	$29.6	$0.9	$29.7	$0.7
Home equity:
Secured by first-lien	22.9	22.9	0.7	21.7	0.2
Secured by second-lien	16.9	16.9	1.1	16.8	0.2
Residential mortgage	342.0	360.6	12.1	338.1	3.5
Other consumer	9.2	9.2	0.5	9.4	0.2

	December 31, 2010
		Unpaid
	Ending	Principal	Related
(dollar amounts in millions)	Balance	Balance	Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13.8	$26.6	$—
Other commercial and industrial	11.1	22.7	—

Total commercial and industrial	$24.9	$49.3	$—

Commercial real estate:
Retail properties	$32.0	$67.5	$—
Multi family	5.1	5.7	—
Office	2.3	3.6	—
Industrial and warehouse	3.3	6.9	—
Other commercial real estate	26.7	58.9	—

Total commercial real estate	$69.4	$142.6	$—

Automobile	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—
Secured by second-lien	—	—	—
Residential mortgage	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$64.0	$85.3	$14.3
Other commercial and industrial	109.2	154.4	49.0

Total commercial and industrial	$173.2	$239.7	$63.3

Commercial real estate:
Retail properties	$74.7	$120.1	$14.8
Multi family	38.8	39.3	7.8
Office	26.6	31.3	9.5
Industrial and warehouse	34.6	44.2	10.5
Other commercial real estate	66.6	104.4	22.5

Total commercial real estate	$241.3	$339.3	$65.1

Automobile	$29.7	$29.7	$1.5
Home equity:
Secured by first-lien	20.5	20.6	0.5
Secured by second-lien	16.7	17.1	1.0
Residential mortgage	334.2	347.6	11.8
Other consumer	9.7	9.7	0.7

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans are considered impaired due to their status as a TDR.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2011, December 31, 2010, and March 31, 2010:

	March 31, 2011		December 31, 2010		March 31, 2010
	Amortized		Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—	$—	$—
1-5 years	52,264	51,453	52,425	51,781	49,997	50,185
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	52,264	51,453	52,425	51,781	49,997	50,185

Federal agencies mortgage-backed securities:
Under 1 year	—	—	—	—	—	—
1-5 years	48,832	48,408	—	—	—	—
6-10 years	614,519	622,263	656,176	664,793	738,661	741,492
Over 10 years	4,289,087	4,300,414	4,077,655	4,089,611	2,697,543	2,744,922

Total Federal agencies mortgage-backed securities	4,952,438	4,971,085	4,733,831	4,754,404	3,436,204	3,486,414

TLGP securities:
Under 1 year	156,044	157,196	156,450	157,931	—	—
1-5 years	—	—	25,230	25,536	663,486	665,236
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	156,044	157,196	181,680	183,467	663,486	665,236

Other agencies:
Under 1 year	183,405	184,672	158,273	159,288	158,208	159,865
1-5 years	1,104,343	1,085,323	1,898,867	1,885,230	2,474,382	2,477,584
6-10 years	13,325	13,515	13,082	13,359	10,476	10,667
Over 10 years	—	—	500	499	—	—

Total other agencies	1,301,073	1,283,510	2,070,722	2,058,376	2,643,066	2,648,116

Total U.S. Government backed agencies	6,461,819	6,463,244	7,038,658	7,048,028	6,792,753	6,849,951

Municipal securities:
Under 1 year	855	855	—	—	—	—
1-5 years	155,457	155,109	149,151	148,587	23,098	23,771
6-10 years	112,665	113,888	124,552	125,656	103,904	106,844
Over 10 years	170,903	170,295	182,341	181,472	298,242	300,827

Total municipal securities	439,880	440,147	456,044	455,715	425,244	431,442

Private-label CMO:
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	8,828	9,209	10,429	10,887	—	—
Over 10 years	115,573	106,337	124,080	111,038	509,099	462,731

Total private-label CMO	124,401	115,546	134,509	121,925	509,099	462,731

Asset-backed securities:
Under 1 year	—	—	19,669	19,694	—	—
1-5 years	662,319	665,316	697,001	700,749	543,444	546,371
6-10 years	147,236	148,171	323,411	323,995	66,881	67,333
Over 10 years	293,944	165,599	301,326	162,684	369,727	219,079

Total asset-backed securities (1)	1,103,499	979,086	1,341,407	1,207,122	980,052	832,783

Covered bonds:
Under 1 year	—	—	—	—	—	—
1-5 years	556,500	545,069	379,711	367,209	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total covered bonds	556,500	545,069	379,711	367,209	—	—

Corporate debt:
Under 1 year	—	—	—	—	—	—
1-5 years	414,667	409,032	329,988	323,389	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total corporate debt	414,667	409,032	329,988	323,389	—	—

Other:
Under 1 year	750	750	800	802	1,551	1,561
1-5 years	7,861	8,058	7,810	8,009	6,721	6,855
6-10 years	804	827	1,007	1,037	1,104	1,176
Over 10 years	—	—	—	—	—	—
Non-marketable equity securities	308,457	308,457	308,722	308,722	304,915	304,915
Marketable equity securities	52,806	52,218	53,944	53,286	55,424	54,950

Total other	370,678	370,310	372,283	371,856	369,715	369,457

Total available-for-sale and other securities	$9,471,444	$9,322,434	$10,052,600	$9,895,244	$9,076,863	$8,946,364

(1)	Amounts at March 31, 2011, December 31, 2010, and March 31, 2010 include automobile asset backed securities with a fair value of $331 million, $509 million and $475 million, respectively which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at March 31, 2011, December 31, 2010, and March 31, 2010 include $165.6 million of stock issued by the FHLB of Cincinnati, $37.4 million, $37.4 million, and $45.7 million, respectively of stock issued by the FHLB of Indianapolis, and $105.5 million, $105.7 million and $ 93.6 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At March 31, 2011, December 31, 2010, and March 31, 2010, Huntington did not have any material equity positions in FNMA or FHLMC.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at March 31, 2011, December 31, 2010, and March 31, 2010.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2011
U.S. Treasury	$52,264	$—	$(811)	$51,453
Federal Agencies:
Mortgage-backed securities	4,952,438	61,338	(42,691)	4,971,085
TLGP securities	156,044	1,152	—	157,196
Other agencies	1,301,073	2,041	(19,604)	1,283,510

Total U.S. Government backed securities	6,461,819	64,531	(63,106)	6,463,244
Municipal securities	439,880	6,052	(5,785)	440,147
Private-label CMO	124,401	1,388	(10,243)	115,546
Asset-backed securities	1,103,499	4,854	(129,267)	979,086
Covered bonds	556,500	157	(11,588)	545,069
Corporate debt	414,667	114	(5,749)	409,032
Other securities	370,678	389	(757)	370,310

Total available-for-sale and other securities	$9,471,444	$77,485	$(226,495)	$9,322,434

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2010
U.S. Treasury	$52,425	$—	$(644)	$51,781
Federal Agencies:
Mortgage-backed securities	4,733,831	71,901	(51,328)	4,754,404
TLGP securities	181,680	1,787	—	183,467
Other agencies	2,070,722	4,874	(17,220)	2,058,376

Total U.S. Government backed securities	7,038,658	78,562	(69,192)	7,048,028
Municipal securities	456,044	6,154	(6,483)	455,715
Private-label CMO	134,509	1,236	(13,820)	121,925
Asset-backed securities	1,341,407	6,563	(140,848)	1,207,122
Covered bonds	379,711	—	(12,502)	367,209
Corporate debt	329,988	24	(6,623)	323,389
Other securities	372,283	364	(791)	371,856

Total available-for-sale and other securities	$10,052,600	$92,903	$(250,259)	$9,895,244

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2010
U.S. Treasury	$49,997	$188	$—	$50,185
Federal Agencies:
Mortgage-backed securities	3,436,204	55,747	(5,537)	3,486,414
TLGP securities	663,486	2,260	(510)	665,236
Other agencies	2,643,066	6,841	(1,791)	2,648,116

Total U.S. Government backed securities	6,792,753	65,036	(7,838)	6,849,951
Municipal securities	425,244	6,282	(84)	431,442
Private-label CMO	509,099	220	(46,588)	462,731
Asset-backed securities	980,052	3,450	(150,719)	832,783
Covered bonds	—	—	—	—
Corporate debt	—	—	—	—
Other securities	369,715	301	(559)	369,457

Total available-for-sale and other securities	$9,076,863	$75,289	$(205,788)	$8,946,364

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2011, December 31, 2010, and March 31, 2010.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. Treasury	$51,453	$(811)	$—	$—	$51,453	$(811)
Federal agencies:
Mortgage-backed securities	1,799,899	(42,691)	—	—	1,799,899	(42,691)
TLGP securities	—	—	—	—	—	—
Other agencies	964,978	(19,485)	10,558	(119)	975,536	(19,604)

Total U.S. Government backed securities	2,816,330	(62,987)	10,558	(119)	2,826,888	(63,106)
Municipal securities	200,747	(5,649)	3,684	(136)	204,431	(5,785)
Private-label CMO	—	—	82,798	(10,243)	82,798	(10,243)
Asset-backed securities	114,375	(766)	152,715	(128,501)	267,090	(129,267)
Covered bonds	421,634	(11,588)	—	—	421,634	(11,588)
Corporate debt	374,199	(5,749)	—	—	374,199	(5,749)
Other securities	4	(1)	2,790	(756)	2,794	(757)

Total temporarily impaired securities	$3,927,289	$(86,740)	$252,545	$(139,755)	$4,179,834	$(226,495)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. Treasury	$51,781	$(644)	$—	$—	$51,781	$(644)
Federal agencies:
Mortgage-backed securities	1,424,431	(51,328)	—	—	1,424,431	(51,328)
TLGP securities	—	—	—	—	—	—
Other agencies	1,217,074	(17,134)	4,771	(86)	1,221,845	(17,220)

Total U.S. Government backed securities	2,693,286	(69,106)	4,771	(86)	2,698,057	(69,192)
Municipal securities	201,370	(6,363)	3,700	(120)	205,070	(6,483)
Private-label CMO	—	—	85,617	(13,820)	85,617	(13,820)
Asset-backed securities	214,983	(2,129)	146,866	(138,719)	361,849	(140,848)
Covered bonds	367,209	(12,502)	—	—	367,209	(12,502)
Corporate debt	288,660	(6,623)	—	—	288,660	(6,623)
Other securities	—	—	41,218	(791)	41,218	(791)

Total temporarily impaired securities	$3,765,508	$(96,723)	$282,172	$(153,536)	$4,047,680	$(250,259)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	793,110	(5,537)	—	—	793,110	(5,537)
TLGP securities	304,272	(510)	—	—	304,272	(510)
Other agencies	975,445	(1,766)	4,669	(25)	980,114	(1,791)

Total U.S. Government backed securities	2,072,827	(7,813)	4,669	(25)	2,077,496	(7,838)
Municipal securities	4,000	(10)	3,820	(74)	7,820	(84)
Private-label CMO	17,122	(2,213)	457,082	(44,375)	474,204	(46,588)
Asset-backed securities	99,863	(8,080)	348,950	(142,639)	448,813	(150,719)
Covered bonds	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Other securities	39,686	(413)	1,196	(146)	40,882	(559)

Total temporarily impaired securities	$2,233,498	$(18,529)	$815,717	$(187,259)	$3,049,215	$(205,788)

The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2011 and 2010:

(dollar amounts in thousands)	2011	2010
Gross gains on sales of securities	$6,735	$6,776
Gross (losses) on sales of securities	(2,530)	(346)

Net gain (loss) on sales of securities	4,205	6,430
Net OTTI recorded	(4,165)	(6,461)

Total securities gain (loss)	$40	$(31)

Security Impairment
Huntington evaluates its investment securities portfolio on a quarterly basis for OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred; (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.
For securities Huntington does not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in other comprehensive income (OCI). For securities which Huntington does expect to sell, all OTTI is recognized in earnings. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the Unaudited Condensed Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI.

Huntington applied the related OTTI guidance on the debt security types listed below.
Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, discount rates that are implied by market prices for similar securities, collateral structure types, and house price depreciation / appreciation rates that are based upon macroeconomic forecasts.
Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engaged a third party specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.
For the three-month periods ended March 31, 2011, and 2010, the following tables summarizes by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended March 31,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2011
Total OTTI recoveries (losses) (unrealized and realized)	$1,104	$6,397	$2,375	$9,876
Unrealized OTTI (recoveries) losses recognized in OCI	(1,275)	(9,604)	(3,162)	(14,041)

Net impairment losses recognized in earnings	$(171)	$(3,207)	$(787)	$(4,165)

	Three Months Ended March 31,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2010
Total OTTI (losses) recoveries (unrealized and realized)	$(4,576)	$(649)	$(3,175)	$(8,400)
Unrealized OTTI losses (recoveries) recognized in OCI	3,934	(2,566)	571	1,939

Net impairment losses recognized in earnings	$(642)	$(3,215)	$(2,604)	$(6,461)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Balance, beginning of period	$100,838	$124,408
Reductions from sales	—	—
Credit losses not previously recognized	—	8,123
Change in expected cash flows	(14,041)	(8,146)
Additional credit losses	—	1,962

Balance, end of period	$86,797	$126,347

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month periods ended March 31, 2011 and 2010 as follows.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Balance, beginning of period	$54,536	$53,801
Reductions from sales	—	(2,481)
Credit losses not previously recognized	—	1,166
Additional credit losses	4,165	5,295

Balance, end of period	$58,701	$57,781

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at March 31, 2011.
As of March 31, 2011, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.
5. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
For the three-month periods ended March 31, 2011, and 2010, Huntington sold $1.3 billion and $0.7 billion of residential mortgage loans with servicing retained, resulting in net pretax gains of $32.7 million and $14.8 million, respectively, recorded in other noninterest income.
A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio. At the time of initial capitalization, MSRs are grouped into one of two categories depending on whether or not Huntington intends to actively hedge the asset. MSR assets are recorded using the fair value method if Huntington will actively engage in hedging the asset and recorded using the amortization method if no active hedging will be performed. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, is recorded as an increase or decrease in mortgage banking income, which is included in noninterest income.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2011, and 2010:

	Three Months Ended
Fair Value Method:	March 31,
(dollar amounts in thousands)	2011	2010
Fair value, beginning of period	$125,679	$176,427
Change in fair value during the period due to:
Time decay (1)	(1,374)	(1,672)
Payoffs (2)	(5,872)	(6,877)
Changes in valuation inputs or assumptions (3)	774	(5,772)

Fair value, end of period	$119,207	$162,106

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

	Three Months Ended
Amortization Method:	March 31,
(dollar amounts in thousands)	2011	2010
Carrying value, beginning of year	$70,516	$38,165
New servicing assets created	15,453	8,797
Amortization and other	(2,617)	(1,516)

Carrying value, end of period	$83,352	$45,446

Fair value, end of period	$100,438	$49,513

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
A summary of key assumptions and the sensitivity of the MSR value at March 31, 2011, to changes in these assumptions follows:

			Decline in fair value due to
			10%	20%
			adverse	adverse
(dollar amounts in thousands)	Actual		change	change
Constant prepayment rate	10.27%		$(7,342)	$(13,495)
Spread over forward interest rate swap rates	514	bps	(2,674)	(5,348)
MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington hedges the fair value portfolio of MSRs against changes in value attributable to changes in interest rates through a combination of derivative instruments and trading securities.
Total servicing fees included in mortgage banking income amounted to $12.5 million and $12.4 million for the three-month periods ending March 31, 2011, and 2010, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for the three-month periods ended March 31, 2011, was as follows:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2010, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

At March 31, 2011, December 31, 2010, and March 31, 2010, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value
March 31, 2011
Core deposit intangible	$376,846	$(230,339)	$146,507
Customer relationship	104,574	(36,831)	67,743
Other	25,164	(24,163)	1,001

Total other intangible assets	$506,584	$(291,333)	$215,251

December 31, 2010
Core deposit intangible	$376,846	$(219,311)	$157,535
Customer relationship	104,574	(34,751)	69,823
Other	25,164	(23,902)	1,262

Total other intangible assets	$506,584	$(277,964)	$228,620

March 31, 2010
Core deposit intangible	$376,846	$(181,320)	$195,526
Customer relationship	104,574	(28,193)	76,381
Other	25,164	(23,119)	2,045

Total other intangible assets	$506,584	$(232,632)	$273,952

The estimated amortization expense of other intangible assets for the remainder of 2011 and the next five years is as follows:

Amortization
(dollar amounts in thousands)	Expense
2011	$39,952
2012	46,075
2013	40,511
2014	35,858
2015	19,758
2016	6,606

7. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month periods ended March 31, 2011, and 2010, were as follows:

	Three Months Ended
	March 31, 2011
		Tax
		(Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$14,041	$(4,914)	$9,127
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(5,725)	1,975	(3,750)
Less: Reclassification adjustment for net losses (gains) included in net income	(40)	14	(26)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	8,276	(2,925)	5,351

Net change in unrealized holding gains (losses) on available-for-sale equity securities	70	(24)	46
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(22,188)	7,766	(14,422)
Change in pension and post-retirement benefit plan assets and liabilities	4,000	(1,400)	2,600

Total other comprehensive income	$(9,842)	$3,417	$(6,425)

	Three Months Ended
	March 31, 2010
		Tax
		(Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	(1,939)	679	(1,260)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	37,927	(13,404)	24,523
Less: Reclassification adjustment for net losses (gains) included in net income	31	(11)	20

Net change in unrealized holding gains (losses) on available-for-sale debt securities	36,019	(12,736)	23,283

Net change in unrealized holding gains (losses) on available-for-sale equity securities	21	(7)	14
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	5,074	(1,776)	3,298
Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income	$36,543	$(13,031)	$23,512

Activity in accumulated other comprehensive income, net of tax, for the three-month periods ended March 31, 2011, and 2010, were as follows:

			Unrealized	Unrealized
	Unrealized	Unrealized	gains and	gains (losses)
	gains and	gains and	(losses) on	for pension
	(losses) on	(losses) on	cash flow	and other post-
	debt	equity	hedging	retirement
(dollar amounts in thousands)	securities	securities	derivatives	obligations	Total
Balance, December 31, 2009	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	23,283	14	3,298	1,166	27,761

Balance, March 31, 2010	$(84,026)	$(308)	$62,163	$(111,302)	$(133,473)

Balance, December 31, 2010	$(101,290)	(427)	35,710	(131,489)	$(197,496)
Period change	5,351	46	(14,422)	2,600	(6,425)

Balance, March 31, 2011	$(95,939)	$(381)	$21,288	$(128,889)	$(203,921)

8. SHAREHOLDERS’ EQUITY
Repurchase of Outstanding TARP Capital and Warrant to Repurchase Common Stock
In 2008, Huntington received $1.4 billion of equity capital by issuing to the Treasury 1.4 million shares of TARP Capital and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. As approved by the Federal Reserve Board, the Treasury, and our other banking regulators, on December 22, 2010, Huntington repurchased all 1.4 million shares of our TARP Capital held by the Treasury totaling $1.4 billion. Huntington used the net proceeds from the issuance of common stock discussed below and $300 million of 7.00% Subordinated Notes due 2020 and other funds to redeem the TARP Capital. On January 19, 2011, Huntington repurchased the warrant originally issued to the Treasury for a purchase price of $49.1 million.
Share Repurchase Program
Huntington did not repurchase any shares for the three months ended March 31, 2011 and 2010. As a condition to participate in the TARP, Huntington could not have repurchased any additional shares without prior approval from the Treasury.
9. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month periods ended March 31, 2011, and 2010 was as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2011	2010
Basic earnings per common share:
Net income	$126,446	$39,737
Preferred stock dividends, deemed dividend and accretion of discount	(7,703)	(29,357)

Net income available to common shareholders	$118,743	$10,380
Average common shares issued and outstanding	863,359	716,320
Basic earnings per common share	$0.14	$0.01
Diluted earnings per common share:
Net income available to common shareholders	$118,743	$10,380
Effect of assumed preferred stock conversion	—	—

Net income applicable to diluted earnings per share	$118,743	$10,380
Average common shares issued and outstanding	863,359	716,320
Dilutive potential common shares:
Stock options and restricted stock units and awards	2,996	1,413
Shares held in deferred compensation plans	882	860
Conversion of preferred stock	—	—

Dilutive potential common shares:	3,878	2,273

Total diluted average common shares issued and outstanding	867,237	718,593
Diluted earnings per common share	$0.14	$0.01
Approximately 14.7 million and 21.1 million options to purchase shares of common stock outstanding at the end of March 31, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $20.71 per share and $18.46 per share at the end of each respective period.
10. SHARE-BASED COMPENSATION
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
Huntington uses the Black-Scholes option pricing model to value share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Assumptions
Risk-free interest rate	2.49%	2.98%
Expected dividend yield	0.58	0.97
Expected volatility of Huntington’s common stock	32.5	60.0
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$2.35	$2.24

The following table illustrates total share-based compensation expense and related tax benefit for the three-month periods ended March 31, 2011, and 2010:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Share-based compensation expense	$3,625	$2,933
Tax benefit	1,269	1,027
Huntington’s stock option activity and related information for the three-month period ended March 31, 2011, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2011	21,862	$15.96
Granted	66	6.96
Exercised	(34)	4.14
Forfeited/expired	(649)	14.07

Outstanding at March 31, 2011	21,245	$16.01	2.8	$8,159

Vested and expected to vest at March 31, 2011 (1)	20,920	$16.16	2.8	$7,779

Exercisable at March 31, 2011	16,481	$19.03	2.0	$2,411

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month period ended March 31, 2011, cash received for the exercises of stock options was $0.1 million and the tax benefit realized from stock option exercises was less than $0.1 million. There were no exercises of stock options for the three-month period ended March 31, 2010.
Huntington also grants restricted stock units and awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. The fair value of the restricted stock units and awards is the closing market price of the Huntington’s common stock on the date of award.
The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of March 31, 2011, and activity for the three-month periods ended March 31, 2011:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2011	5,511	$5.78	466	$5.24
Granted	657	7.50	—	—
Vested	(29)	9.78	—	—
Forfeited	(52)	6.31	—	—

Nonvested at March 31, 2011	6,087	$5.94	466	$5.24

(1)	Includes restricted stock awards granted under the Second Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the grant date and are not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met.
The weighted-average grant date fair value of nonvested shares granted for the three-month periods ended March 31, 2011, and 2010, were $7.50, and $4.62, respectively. The total fair value of awards vested was $0.2 million during the three-month periods ended March 31, 2011, and 2010, respectively. As of March 31, 2011, the total unrecognized compensation cost related to nonvested awards was $22.2 million with a weighted-average expense recognition period of 1.6 years.

Of the remaining 44.1 million shares of common stock authorized for issuance at March 31, 2011, 27.8 million were outstanding and 16.3 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At March 31, 2011, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises in 2011.
11. BENEFIT PLANS
Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. There is no required minimum contribution for 2011. Although not required, Huntington made a $50 million contribution to the Plan in March 2011.
In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage. The employer paid portion of the post-retirement health and life insurance plan was eliminated for employees retiring on and after March 1, 2010. Eligible employees retiring on and after March 1, 2010, who elect retiree medical coverage, will pay the full cost of this coverage. Huntington will not provide any employer paid life insurance to employees retiring on and after March 1, 2010. Eligible employees will be able to convert or port their existing life insurance at their own expense under the same terms that are available to all terminated employees.
Beginning January 1, 2010, there were changes to the way the future early and normal retirement benefit is calculated under the Plan for service on and after January 1, 2010. While these changes did not affect the benefit earned under the Plan through December 31, 2009, there was a reduction in future benefits. In addition, employees hired or rehired on and after January 1, 2010, are not eligible to participate in the Plan.
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollar amounts in thousands)	2011	2010	2011	2010
Service cost	$5,413	$5,051	$—	$—
Interest cost	7,518	7,217	405	433
Expected return on plan assets	(10,823)	(10,528)	—	—
Amortization of transition asset	(1)	2	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains	5,874	3,747	(106)	(175)
Settlements	1,750	1,725	—	—

Benefit expense	$8,289	$5,772	$(39)	$(80)

The Bank, as trustee, held all Plan assets at March 31, 2011, and December 31, 2010. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(in thousands)	March 31, 2011		December 31, 2010
Cash	$26	—%	$—	—%
Cash equivalents:
Huntington funds — money market	24,649	4	25	—
Fixed income:
Huntington funds — fixed income funds	143,813	27	133,330	28
Equities:
Huntington funds	339,003	63	318,155	66
Other — equity mutual funds	4,326	1	—	—
Huntington common stock	26,068	5	26,969	6

Fair value of plan assets	$537,885	100%	$478,479	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2011, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At March 31, 2011, Plan assets were invested 69% in equity investments and 31% in bonds, with an average duration of 3.6 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million for each of the three-month periods ended March 31, 2011, and 2010.
Huntington has a defined contribution plan that is available to eligible employees. In the 2009 first quarter, the Plan was amended to eliminate employer matching contributions effective on or after March 15, 2009. Prior to March 15, 2009, Huntington matched participant contributions, up to the first 3% of base pay contributed to the Plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the Plan. Effective May 1, 2010, Huntington reinstated the employer matching contribution to the defined contribution Plan. The cost of providing the Plan for the 2011 first quarter was $3.7 million and there was no expense for the 2010 first quarter.
12. FAIR VALUES OF ASSETS AND LIABILITIES
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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 1, 2, or 3 are recorded at fair value at the beginning of the reporting period.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Financial Instrument	Hierarchy	Valuation methodology

Mortgage loans held for sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types. At March 31, 2011, mortgage loans held for sale had an aggregate fair value of $162.8 million and an aggregate outstanding principal balance of $157.9 million. Interest income on these loans is recorded in interest and fee income — loans and leases. Included in mortgage banking income were net gains resulting from origination and sale of these loans, including net realized gains of $32.8 million and $15.1 million for the three-month periods ended March 31, 2011, and 2010, respectively. Of such gains, the change in fair value while held as loans were $6.1 million and $2.4 million for the three-month periods ended March 31, 2011 and 2010, respectively.

Available-for-sale Securities & Trading Account Securities	Level 1	Consist primarily of U.S. Treasury and money market mutual funds, which have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed and other agency securities, municipal securities, and other securities for which an active market is not available. Third party pricing services provide a fair value estimate based upon trades of similar financial instruments.

	Level 3	Consist of certain asset-backed securities, pooled-trust-preferred securities, private-label CMOs, and municipal securities for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Automobile loans	Level 3	Consists of automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. The net gains and losses, before tax, from fair value changes reflected in interest and fee income — other and noninterest income for the three-month periods ended March 31, 2011 and 2010 was $(2.5) million and $7.6 million, respectively, which is net of a $0.1 million and $0.5 million, respectively net gain associated with instrument specific credit risk. Instrument specific credit risk was determined based on estimated credit losses inherent in the beginning period fair value calculation as compared to actual credit losses incurred during the period plus estimated credit losses inherent in the end of period fair value calculation.

MSRs	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is determined on an income approach model based upon month-end interest rate curve and prepayment assumptions.

Derivatives	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates.

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Securitization trust notes payable	Level 2	Consists of certain securitization trust notes payable related to the automobile loans measured at fair value. The notes payable are valued based on interest rates for similar financial instruments. The net gains and losses, before tax, from fair value changes reflected in interest expense - subordinated notes and other long-term debt and noninterest income for the three-month periods ended March 31, 2011 and 2010 was $(2.2) million and $3.7 million, respectively.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at March 31, 2011, December 31, 2010, and March 31, 2010 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2011
Assets
Mortgage loans held for sale	$—	$162,768	$—	$—	$162,768

Trading account securities:
Federal agencies: Mortgage-backed	—	8,883	—	—	8,883
Federal agencies: Other agencies	—	49,742	—	—	49,742
Municipal securities	—	27,398	—	—	27,398
Other securities	75,610	2,856	—	—	78,466

	75,610	88,879	—	—	164,489

Available-for-sale and other securities:
U.S. Treasury securities	51,453	—	—	—	51,453
Federal agencies: Mortgage-backed	—	4,971,085	—	—	4,971,085
TLGP securities	—	157,196	—	—	157,196
Federal agencies: Other agencies	—	1,283,510	—	—	1,283,510
Municipal securities	—	304,871	135,276	—	440,147
Private-label CMO	—	—	115,546	—	115,546
Asset-backed securities	—	813,487	165,599	—	979,086
Covered bonds	—	545,069	—	—	545,069
Corporate debt	—	409,032	—	—	409,032
Other securities	52,218	9,635	—	—	61,853

	103,671	8,493,885	416,421	—	9,013,977

Automobile loans	—	—	458,851	—	458,851
MSRs	—	—	119,207	—	119,207
Derivative assets	4,113	294,166	2,996	(50,070)	251,205
Liabilities
Securitization trust notes payable	—	294,905	—	—	294,905
Derivative liabilities	4,748	183,993	3,828	—	192,569
Other liabilities	8,408	—	—	—	8,408

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2010
Assets
Mortgage loans held for sale	$—	$754,117	$—	$—	$754,117

Trading account securities:
U.S. Treasury securities	47,430	—	—	—	47,430
Federal agencies: Mortgage-backed	—	10,860	—	—	10,860
Federal agencies: Other agencies	—	24,853	—	—	24,853
Municipal securities	—	30,205	—	—	30,205
Other securities	69,017	3,039	—	—	72,056

	116,447	68,957	—	—	185,404

Available-for-sale and other securities:
U.S. Treasury securities	51,781	—	—	—	51,781
Federal agencies: Mortgage-backed	—	4,754,404	—	—	4,754,404
TLGP securities	—	183,467	—	—	183,467
Federal agencies: Other agencies (2)	—	2,058,376	—	—	2,058,376
Municipal securities	—	305,909	149,806	—	455,715
Private-label CMO	—	—	121,925	—	121,925
Asset-backed securities	—	1,044,438	162,684	—	1,207,122
Covered bonds	—	367,209	—	—	367,209
Corporate debt	—	323,389	—	—	323,389
Other securities	53,286	9,848	—	—	63,134

	105,067	9,047,040	434,415	—	9,586,522

Automobile loans	—	—	522,717	—	522,717
MSRs	—	—	125,679	—	125,679
Derivative assets	23,514	390,361	2,817	(70,559)	346,133
Liabilities
Securitization trust notes payable	—	356,089	—	—	356,089
Derivative liabilities	3,990	233,399	1,851	—	239,240

(2)	Amounts were transferred from Level 1 to Level 2 in the 2010 fourth quarter due to lack of sufficient market activity for these securities.

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2010
Assets
Mortgage loans held for sale	$—	$319,166	$—	$—	$319,166

Trading account securities:
U.S. Treasury securities	49,977	—	—	—	49,977
Federal agencies: Mortgage-backed	—	17,561	—	—	17,561
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	17,262	—	—	17,262
Other securities	60,547	5,116	—	—	65,663

	110,524	39,939	—	—	150,463

Available-for-sale and other securities:
U.S. Treasury securities	50,185	—	—	—	50,185
Federal agencies: Mortgage-backed	—	3,486,414	—	—	3,486,414
TLGP securities	665,236	—	—	—	665,236
Federal agencies: Other agencies	2,620,700	27,416	—	—	2,648,116
Municipal securities	—	112,845	318,597	—	431,442
Private-label CMO	—	—	462,731	—	462,731
Asset-backed securities	—	613,704	219,079	—	832,783
Other securities	55,261	9,281	—	—	64,542

	3,391,382	4,249,660	1,000,407	—	8,641,449

Automobile loans	546,663	—	183,845	—	730,508
MSRs	—	—	162,106	—	162,106
Derivative assets	1,253	346,865	3,301	(53,458)	297,961
Liabilities
Securitization trust notes payable	573,018	—	—	—	573,018
Derivative liabilities	722	232,216	4,134	—	237,072

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—
Total gains / losses:
Included in earnings	(6,472)	(1,704)	—	(442)	(3,270)	(2,511)	—
Included in OCI	—	—	—	3,727	10,297	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Repayments	—	—	—	—	—	(61,355)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(94)	(14,530)	(9,664)	(4,112)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$119,207	$(832)	$135,276	$115,546	$165,599	$458,851	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(6,472)	$(1,798)	$—	$3,727	$10,297	$(2,511)	$—

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains / losses:
Included in earnings	(14,321)	3,392	—	(2,090)	(4,050)	5,259	—
Included in OCI	—	—	—	10,690	4,187	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	(1,838)	—	—
Repayments	—	—	—	—	—	(1,433)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	11	(16,555)	(23,188)	(2,245)	—	—
Transfers in / out of Level 3 (1)	—	—	323,637	—	(184,073)	180,019	(25,872)

Balance, end of period	$162,106	$(833)	$318,597	$462,731	$219,079	$183,845	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(14,321)	$3,403	$—	$8,600	$137	$5,259	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities related to the consolidation of a 2009 automobile trust, and a transfer in of $180.0 million of loans related to the consolidation of a 2009 automobile trust.

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2011, and 2010:

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(6,472)	$(1,704)	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(788)	(3,377)	—	—
Interest and fee income	—	—	—	346	107	(2,439)	—
Noninterest income	—	—	—	—	—	(72)	—

Total	$(6,472)	$(1,704)	$—	$(442)	$(3,270)	$(2,511)	$—

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(14,321)	$3,392	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,604)	(3,857)	—	—
Interest and fee income	—	—	—	514	(193)	(1,220)	—
Noninterest income	—	—	—	—	—	6,479	—

Total	$(14,321)	$3,392	$—	$(2,090)	$(4,050)	$5,259	$—

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2011, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Three
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in millions)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Impaired loans	$48.2	$—	$—	$48.2	$(9.6)
Accrued income and other assets	54.6	—	—	54.6	$(0.5)
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At March 31, 2011, Huntington identified $48.2 million of impaired loans for which the fair value is recorded based upon collateral value. For the three-month period ended March 31, 2011, nonrecurring fair value impairment of $9.6 million were recorded within the provision for credit losses.
Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. At March 31, 2011, Huntington had $54.6 million of OREO assets at fair value. For the three-month period ended March 31, 2011, fair value losses of $0.5 million were recorded within noninterest expense.

Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at March 31, 2011, December 31, 2010, and March 31, 2010, are presented in the following table:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,338,819	$1,338,819	$982,926	$982,926	$1,674,722	$1,674,722
Trading account securities	164,489	164,489	185,404	185,404	150,463	150,463
Loans held for sale	164,282	164,282	793,285	793,285	327,408	327,408
Investment securities	9,322,434	9,322,434	9,895,244	9,895,244	8,946,364	8,946,364
Net loans and direct financing leases	37,112,610	35,782,739	36,857,499	35,403,910	35,453,712	33,356,786
Derivatives	251,205	251,205	346,133	346,133	297,971	297,971

Financial Liabilities:
Deposits	(41,366,487)	(41,554,364)	(41,853,898)	(41,993,567)	(40,303,467)	(40,530,220)
Short-term borrowings	(2,051,258)	(2,012,436)	(2,040,732)	(1,982,545)	(980,839)	(968,271)
Federal Home Loan Bank advances	(21,379)	(21,379)	(172,519)	(172,519)	(157,895)	(157,895)
Other long-term debt	(1,900,555)	(1,914,565)	(2,144,092)	(2,157,358)	(2,727,745)	(2,726,066)
Subordinated notes	(1,487,566)	(1,406,068)	(1,497,216)	(1,377,851)	(1,266,907)	(1,075,132)
Derivatives	(192,569)	(192,569)	(239,240)	(239,240)	(237,072)	(237,072)
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
13. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative financial instruments are recorded in the Unaudited Condensed Consolidated Balance Sheet as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value.
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 12. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At March 31, 2011, December 31, 2010, and March 31, 2010, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $37.2 million, $39.9 million, and $24.7 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At March 31, 2011, Huntington pledged $194.6 million of investment securities and cash collateral to counterparties, while other counterparties pledged $64.4 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide $5.3 million of additional collateral.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2011, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$5,305,000	$5,305,000
Deposits	958,912	—	958,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at March 31, 2011	$1,591,912	$5,305,000	$6,896,912

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2011:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps — receive fixed — generic	$5,305,000	2.1	$21,262	1.69%	0.73%
Liability conversion swaps — receive fixed — generic	1,591,912	4.3	46,740	2.53	0.37

Total swap portfolio	$6,896,912	2.6	$68,001	1.88%	0.65%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $33.9 million and $58.0 million for the three-month periods ended March 31, 2011, and 2010, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.9 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.9 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2011, the fair value of the swap liability of $3.5 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses.

The following table presents the fair values at March 31, 2011, December 31, 2010, and March 31, 2010 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$68,385	$127,346	$79,998
Interest rate contracts not designated as hedging instruments	225,781	263,015	266,867
Foreign exchange contracts not designated as hedging instruments	3,450	2,845	274

Total contracts	$297,616	$393,206	$347,139

Liability derivatives included in accrued expenses and other liabilities

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$384	$—	$—
Interest rate contracts not designated as hedging instruments	187,155	233,805	236,109
Foreign exchange contracts not designated as hedging instruments	3,491	3,107	—

Total contracts	$191,030	$236,912	$236,109

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2011, and 2010:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(5,760)	$3,312
Change in fair value of hedged deposits (1)	5,520	(3,156)
Change in fair value of interest rate swaps hedging subordinated notes (2)	(9,154)	3,643
Change in fair value of hedged subordinated notes (2)	9,154	(3,643)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(579)	517
Change in fair value of hedged other long-term debt (2)	579	(517)

(1)	Effective portion of the hedging relationship is recognized in Interest expense — deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

(2)	Effective portion of the hedging relationship is recognized in Interest expense — subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
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
To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Unaudited Condensed Consolidated Statements of Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in noninterest income.

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month periods ended March 31, 2011, and 2010 for derivatives designated as effective cash flow hedges:

				Amount of (gain) or loss
	Amount of gain or			reclassified from
	(loss) recognized in			accumulated OCI into
Derivatives in cash flow	OCI on derivatives		Location of gain or (loss) reclassified from	earnings (effective
hedging relationships	(effective portion)		accumulated OCI into earnings (effective portion)	portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
(dollar amounts in thousands)	2011	2010		2011	2010
Interest rate contracts
Loans	$(25,143)	$25,762	Interest and fee income - loans and leases	$16,504	$(35,655)
FHLB Advances	—	—	Interest expense - subordinated notes and other long-term debt	—	1,265
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	7	(410)

Total	$(25,143)	$25,762		$16,511	$(34,800)

During the next twelve months, Huntington expects to reclassify to earnings $37.4 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2011, and 2010.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$465	$867
FHLB Advances	—	—
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2011, December 31, 2010, and March 31, 2010, were $46.2 million, $46.3 million and $44.0 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.6 billion, $9.8 billion and $9.4 billion at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $225.8 million, $263.0 million and $266.9 million at the same dates, respectively.

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

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2011	2010	2010
Derivative assets:
Interest rate lock agreements	$2,996	$2,817	$3,301
Forward trades and options	663	20,669	979

Total derivative assets	3,659	23,486	4,280

Derivative liabilities:
Interest rate lock agreements	(282)	(1,445)	(241)
Forward trades and options	(1,257)	(883)	(722)

Total derivative liabilities	(1,539)	(2,328)	(963)

Net derivative asset (liability)	$2,120	$21,158	$3,317

The total notional value of these derivative financial instruments at March 31, 2011, December 31, 2010, and March 31, 2010, was $2.4 billion, $2.6 billion, and $3.5 billion, respectively. The total notional amount at March 31, 2011, corresponds to trading assets with a fair value of $5.6 million and trading liabilities with a fair value of $1.8 million. Total MSR hedging gains and (losses) for the three-month periods ended March 31, 2011, and 2010, were ($4.2) million, and $11.9 million, respectively. Included in total MSR hedging gains and losses for the three-month periods ended March 31, 2011, and 2010 were gains and (losses) related to derivative instruments of ($3.7) million, and $11.5 million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
14. VIEs
Consolidated VIEs
Consolidated VIEs at March 31, 2011, consisted of the Franklin 2009 Trust and certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Through Huntington’s continuing involvement in the trusts (including ownership of beneficial interests and certain servicing or collateral management activities), Huntington is the primary beneficiary.
The carrying amount and classification of the trusts’ assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheet are as follows:

March 31, 2011
	Franklin
(dollar amounts in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	Total
Assets:
Cash	$—	$26,724	$20,876	$69,902	$117,502
Loans and leases	—	458,851	245,332	1,057,647	1,761,830
Allowance for loan and lease losses	—	—	(2,134)	(9,202)	(11,336)

Net loans and leases	—	458,851	243,198	1,048,445	1,867,996
Accrued income and other assets	5,971	2,087	1,041	4,297	13,396

Total assets	$5,971	$487,662	$265,115	$1,122,644	$1,998,894

Liabilities:
Other long-term debt	$—	$294,905	$103,002	$746,421	$1,144,328
Accrued interest and other liabilities	5,100	590	214	173	6,077

Total liabilities	$5,100	$295,495	$103,216	$746,594	$1,150,405

Trust-Preferred Securities
Huntington has certain wholly-owned trusts that are not consolidated. The trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts and are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust-preferred securities outstanding at March 31, 2011, follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	1.00	%(3)	$138,816	$6,186
Huntington Capital II	0.94	(4)	60,093	3,093
Huntington Capital III	6.69		114,079	10
BancFirst Ohio Trust Preferred	8.54		23,234	619
Sky Financial Capital Trust I	8.52		64,402	1,856
Sky Financial Capital Trust II	3.24	(5)	30,929	929
Sky Financial Capital Trust III	1.29	(6)	77,401	2,320
Sky Financial Capital Trust IV	1.28	(6)	77,402	2,320
Prospect Trust I	3.55	(7)	6,186	186

Total			$592,542	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at March 31, 2011, based on three month LIBOR + 0.70.

(4)	Variable effective rate at March 31, 2011, based on three month LIBOR + 0.625.

(5)	Variable effective rate at March 31, 2011, based on three month LIBOR + 2.95.

(6)	Variable effective rate at March 31, 2011, based on three month LIBOR + 1.40.

(7)	Variable effective rate at March 31, 2011, based on three month LIBOR + 3.25.
Each issue of the junior subordinated debentures has an interest rate equal to the corresponding trust securities distribution rate. Huntington has the right to defer payment of interest on the debentures at any time, or from time-to-time for a period not exceeding five years, provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the trust securities will also be deferred and Huntington’s ability to pay dividends on its common stock will be restricted. Periodic cash payments and payments upon liquidation or redemption with respect to trust securities are guaranteed by Huntington to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all indebtedness of the Company to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by Huntington.
Low Income Housing Tax Credit Partnerships
Huntington makes certain equity investments in various limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi family housing that is leased to qualifying residential tenants. Generally, these types of investments are funded through a combination of debt and equity.
Huntington does not have majority ownership in the limited partnership interests in these entities and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At March 31, 2011, December 31, 2010, and March 31, 2010, Huntington had commitments of $313.7 million, $316.0 million, and $289.3 million, respectively, of which $259.1 million, $260.1 million, and $203.3 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

15. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at March 31, 2011, December 31, 2010, and March 31, 2010, were as follows:

	March 31,	December 31,	March 31,
(dollar amounts in millions)	2011	2010	2010
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$6,233	$5,933	$5,664
Consumer	5,552	5,406	5,080
Commercial real estate	554	546	922
Standby letters of credit	580	607	557
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.7 million, $2.2 million, and $2.7 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2011, Huntington had $0.6 billion of standby letters-of-credit outstanding, of which 77% were collateralized. Included in this $0.6 billion total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of March 31, 2011, approximately $66.6 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $454.3 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $59.5 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At March 31, 2011, December 31, 2010, and March 31, 2010, Huntington had commitments to sell residential real estate loans of $360.9 million, $998.7 million, and $600.9 million, respectively. These contracts mature in less than one year.
Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2007. Various state and other jurisdictions remain open to examination for tax years 2005 and forward.
The IRS and the Commonwealth of Kentucky have proposed adjustments to the Company’s previously filed tax returns. Management believes the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At March 31, 2011, Huntington had gross unrecognized tax benefits of $14.5 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits amounted to $2.3 million as of March 31, 2011. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
Litigation
The nature of Huntington’s business ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company will consider settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.
On at least a quarterly basis, Huntington assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, Huntington establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.
In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $150.0 million at March 31, 2011. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal proceedings will not have a material adverse effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.
The Bank is a defendant in three lawsuits, which collectively may be material, arising from its commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the IRS raided the Cyberco facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions while, in fact, no computer equipment was ever purchased or leased from Teleservices which proved to be a shell corporation.
On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Teleservices, against Cyberco and the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions amounted to statutory conversion entitling one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank has requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it, and the plaintiffs have requested an opportunity to file a motion for reconsideration regarding the partial summary judgment entered against them. Pre-motion conferences have not yet been scheduled.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleges was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleges preferential transfers in the amount of $9.7 million. Since January 2008, the case has not progressed due, principally, to the adversary proceeding in the Teleservices bankruptcy case.
The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. In her motion, the Teleservices bankruptcy trustee alleges the fraudulent transfers to the Bank totaled approximately $73.0 million and seeks judgment in that amount (which includes the $9.7 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from November 17, 2003, through April 30, 2004. The Teleservices bankruptcy trustee’s affirmative case to establish the alleged fraudulent conveyances to the Bank remains to be established.
In the pending bankruptcy cases of Cyberco and Teleservices, the Bank moved to substantively consolidate the two bankruptcy estates, principally on the ground that Teleservices was the alter ego and a mere instrumentality of Cyberco at all times. On July 2, 2010, the Bankruptcy Court issued an Opinion denying the Bank’s motions for substantive consolidation of the two bankruptcy estates. The Bank has appealed this ruling and the appeal is pending.
16. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2011	2010	2010
Assets
Cash and cash equivalents (1)	$566,516	$615,167	$1,090,753
Due from The Huntington National Bank	953,074	954,565	954,205
Due from non-bank subsidiaries	214,213	225,560	258,009
Investment in The Huntington National Bank	3,625,966	3,515,597	3,182,944
Investment in non-bank subsidiaries	804,054	790,248	825,108
Accrued interest receivable and other assets	117,616	110,181	168,807

Total assets	$6,281,439	$6,211,318	$6,479,826

Liabilities and Shareholders’ Equity
Short-term borrowings	$100	$100	$691
Long-term borrowings	937,434	937,434	637,434
Dividends payable, accrued expenses, and other liabilities	305,306	293,242	472,015

Total liabilities	1,242,840	1,230,776	1,110,140

Shareholders’ equity (2)	5,038,599	4,980,542	5,369,686

Total liabilities and shareholders’ equity	$6,281,439	$6,211,318	$6,479,826

(1)	Includes restricted cash of $125,000.

(2)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(dollar amounts in thousands)	2011	2010
Income
Dividends from
The Huntington National Bank	$—	$—
Non-bank subsidiaries	6,000	18,000
Interest from
The Huntington National Bank	20,185	21,016
Non-bank subsidiaries	2,696	3,463
Other	601	1,697

Total income	29,482	44,176

Expense
Personnel costs	4,755	1,037
Interest on borrowings	8,694	5,541
Other	9,565	12,693

Total expense	23,014	19,271

Income before income taxes and equity in undistributed net income of subsidiaries	6,468	24,905
Income taxes	2,036	15,849

Income before equity in undistributed net income of subsidiaries	4,432	9,056
Increase in undistributed net income of:
The Huntington National Bank	118,116	40,167
Non-bank subsidiaries	3,898	(9,486)

Net income	$126,446	$39,737

	Three Months Ended
Statements of Cash Flows	March 31,
(dollar amounts in thousands)	2011	2010
Operating activities
Net income	$126,446	$39,737
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(124,104)	(48,681)
Depreciation and amortization	186	255
Other, net	4,285	36,682

Net cash provided by (used for) operating activities	6,813	27,993

Investing activities
Repayments from subsidiaries	19,091	19,471
Advances to subsidiaries	(9,200)	(301,211)

Net cash provided by (used for) investing activities	9,891	(281,740)

Financing activities
Payment of borrowings	—	(600)
Dividends paid on preferred stock	—	(25,179)
Dividends paid on common stock	(16,321)	(7,144)
Redemption of Warrant to the Treasury	(49,100)	—
Other, net	66	884

Net cash provided by (used for) financing activities	(65,355)	(32,039)

Change in cash and cash equivalents	(48,651)	(285,786)
Cash and cash equivalents at beginning of period	615,167	1,376,539

Cash and cash equivalents at end of period	$566,516	$1,090,753

Supplemental disclosure:
Interest paid	$8,694	$5,541
17. SEGMENT REPORTING
During the 2010 fourth quarter, Huntington reorganized our business segments to better align certain business unit reporting with segment executives to accelerate cross-sell results and provide greater focus on the execution of strategic plans. We have four major business segments: Retail and Business Banking, Regional and Commercial Banking, Automobile Finance and Commercial Real Estate, and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function includes our insurance business and other unallocated assets, liabilities, revenue, and expense. All periods have been reclassified to conform to the current period classification.
Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. A description of each segment and table of financial results is presented below.
Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services including but not limited to loans, deposits, investment, and treasury management services to our consumer and small business customers. Huntington serves customers primarily through our traditional banking network of over 600 branches as well as our convenience branches located in grocery stores and retirement centers in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, 24-hour telephone banking, and over 1,300 ATMs.
Huntington has established a “Fair Play” banking philosophy and is building a reputation for meeting the banking needs of consumers in a manner which makes them feel supported and appreciated. In 2010, Huntington brought innovation to the checking account by providing consumers with a 24-hour grace period to correct a shortfall in an account and avoid the associated overdraft fees. Huntington believes customers are recognizing this and other efforts as key differentiators and it is earning us more customers and deeper relationships.

Business Banking is a dynamic and growing part of Huntington’s business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues less than $15 million and consists of approximately 130,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs, from our program helping businesses that had struggled in the economic downturn but are now showing several quarters of profitability, to our participation in the Small Business Administration programs. As of March 31, 2011, the SBA reported Huntington ranked first in our footprint and third in the nation in the number of SBA loans originated for the first six months of the SBA fiscal year.
Regional and Commercial Banking: This segment provides a variety of banking products and services to customers within our primary banking markets that generally have larger credit exposures and sales revenues compared with our Retail and Business Banking customers. Huntington products in this segment include commercial loans, international trade, treasury management, leasing, capital market services including interest rate risk protection products, and mezzanine investment capabilities. Regional and Commercial Banking also focuses on financial solutions for corporate and institutional customers including investment banking, sales and trading of securities, and retirement plan services. The Regional and Commercial Banking team has significantly expanded its equipment leasing capabilities, as well as focused on serving the commercial banking needs of key verticals including not-for-profit organizations, healthcare entities, and large corporations. Commercial bankers personally deliver these products and services directly and with cross-segment product partners. Huntington consistently strives to develop extensive relationships with clients creating defined relationship plans which identify needs and offer solutions.
The primary focus for Regional and Commercial Banking is our ability to gain a deeper relationship with our existing customers and to increase our market share through our unique customer solution strategy. This includes a comprehensive cross-sell approach to capture the untapped opportunities within our customer and prospect community. This strategy embodies a shift from credit-only focus, to a total customer solution approach with an increasing share-of-wallet.
The Regional and Commercial Banking business model includes eleven regional markets driven by local execution. These markets are supported by expertise in large corporate and middle market segments, by capabilities in treasury management and equipment finance, and by vertical strategies within the healthcare and not-for-profit industries.
The commercial portfolio includes a distribution across industries and segments which resembles the market demographics of our footprint. A strategic focus of Regional and Commercial Banking is to target underpenetrated markets within our footprint and capitalize on opportunities in industries such as not-for-profit and healthcare.
In addition, Regional and Commercial Banking expanded the leadership, investment, and capabilities for treasury management and equipment finance. With our investments in treasury management, Huntington differentiated itself through our implementation experience and the speed at which products and services are delivered to our customers. In equipment finance, Huntington distinguished itself through aggressive business development and local service delivery and by strategically aligning with our bank partners to drive market share. The increase in originations during the current period reflected the strategic decision to enter three new markets: business aircraft finance, rail industry finance, and lender finance.
Automobile Finance and Commercial Real Estate: This segment provides lending and other banking products and services to customers outside of our normal retail and commercial banking segments. Our products and services are delivered through highly specialized relationship-focused bankers and our cross segment product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.
The Automotive Finance team services automobile dealerships, its owners, and consumers buying automobiles through these dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships, has allowed us to actively deepen relationships while building a strong reputation. Huntington has a dominant market share position within our Midwest footprint as evidenced by a #1 share in two of our core states: Ohio and Kentucky (AutoCount 2010). The Automotive team serves customers within our footprint and we have recently expanded into the New England area.
The Commercial Real Estate team serves professional real estate developers, and Real Estate Investment Trusts (REITs). Huntington has a clear focus on experienced, well-managed, well-capitalized top tier real estate developers who are capable of operating in all economic phases of the real estate industry. Most of our customers are located within our footprint.

Wealth Advisors, Government Finance, and Home Lending: This segment consists of our wealth management, government banking, and home lending businesses. In wealth management, Huntington provides financial services to high net worth clients in our primary banking markets and Florida. Huntington Wealth Advisors delivers a comprehensive solution through a unified sales team providing private banking, investment, insurance, and trust services. Aligned with the eleven regional commercial banking markets, this coordinated service model delivers products and services directly and through the other segment product partners. A fundamental point of differentiation is our commitment to be in the market, working closely with clients and their other advisors to identify needs, offer solutions and provide ongoing advice in an optimal client experience.
The Government Finance Group provides financial products and services to government and other public sector entities in our primary banking markets. A locally based team of relationship managers works with clients to meet their public finance, brokerage, trust, lending, and treasury management needs.
Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Retail and Business Banking segment, as well as through commissioned loan originators. Closely aligned, our Community Development group serves an important role as it focuses on delivering on our commitment to the communities Huntington serves.
The segment also includes the related businesses of investment management, investment servicing, custody, corporate trust and retirement plan services. Huntington Asset Advisors provides investment management services through a variety of internal and external channels, including advising the Huntington Funds, our proprietary family of funds. Huntington Asset Services offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, and distribution services. Our retirement plan services business offers fully bundled and third party distribution of a variety of qualified and non-qualified plan solutions, and the national settlements business focuses on providing banking solutions to the litigation settlement market.
Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2011, December 31, 2010, and March 31, 2010, reported results by business segment:

	Three Months Ended March 31,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated

2011
Net interest income	$235,845	57,438	87,849	48,900	(25,702)	$404,330
Provision for credit losses	23,694	5,969	4,784	14,938	—	49,385
Noninterest income	94,428	29,238	13,379	66,751	33,149	236,945
Noninterest expense	222,137	43,681	43,127	86,178	35,576	430,699
Income taxes	29,555	12,959	18,661	5,087	(31,517)	34,745

Operating/reported net income (loss)	$54,887	$24,067	$34,656	$9,448	$3,388	$126,446

2010
Net interest income	$203,405	$50,831	77,044	37,927	24,686	$393,893
Provision for credit losses	67,974	41,207	117,639	(3,311)	11,499	235,008
Noninterest income	94,645	25,393	17,101	70,211	33,502	240,852
Noninterest expense	214,777	35,554	39,025	83,875	24,862	398,093
Income taxes	5,355	(188)	(21,882)	9,651	(31,029)	(38,093)

Operating/reported net income (loss)	$9,944	$(349)	$(40,637)	$17,923	$52,856	$39,737

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(dollar amounts in millions)	2011	2010	2010	2011	2010	2010

Retail & Business Banking	$13,155	$13,088	$13,111	$28,984	$29,298	$28,273
Regional & Commercial Banking	8,801	8,720	7,973	3,589	3,538	2,987
AFCRE	13,149	13,233	12,611	804	753	687
WGH	6,461	6,971	6,150	7,363	7,449	7,178
Treasury / Other	11,383	11,808	12,022	626	816	1,178

Total	$52,949	$53,820	$51,867	$41,366	$41,854	$40,303

Item 3:	Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2010 Form 10-K.

Item 4:	Controls and Procedures
Disclosure Controls and Procedures
Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures were effective.
There have not been any significant changes in Huntington’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal controls over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1:	Legal Proceedings
Information required by this item is set forth in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 1A:	Risk Factors
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

		Report or	SEC File or
Exhibit		Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of April 22, 2010.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.2
4.1
Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Second amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.2	* Form of Executive Agreement for certain executive officers	Quarterly Report on Form 10-Q for the quarter ended March 30, 2010	001-34073	10.2
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.
101 **
The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: April 29, 2011	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: April 29, 2011	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer