Form 10-Q
period 2011-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2011-08-08
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 863,323,099 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2011.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America

GSIFI	Globally Systemically Important Financial Institution
GSE	Government Sponsored Enterprise
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Plan	Huntington Bancshares Retirement Plan
Reg E	Regulation E, of the Electronic Fund Transfer Act
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFIs	Systemically Important Financial Institutions
Sky Financial	Sky Financial Group, Inc.
SRIP	Supplemental Retirement Income Plan
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured Loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
Unizan	Unizan Financial Corp.
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

EXECUTIVE OVERVIEW
Summary of 2011 Second Quarter Results
For the quarter, we reported net income of $145.9 million, or $0.16 per common share, compared with $126.4 million, or $0.14 per common share, in the prior quarter (see Table 1).
Fully-taxable equivalent net interest income was $407.2 million for the quarter, down $1.1 million, or less than 1%, from the prior quarter. The decline primarily reflected a 1% (3% annualized) decrease in average earning assets and a 2 basis point decline in the fully-taxable equivalent net interest margin to 3.40% from 3.42%.
The provision for credit losses in the 2011 second quarter was $35.8 million, down $13.6 million, or 28% from the prior quarter. The decline in provision expense reflected a combination of lower NCOs and the reduction of Criticized loans throughout the entire loan and lease portfolio. The reduction in Criticized loans reflected the resolution of problem credits for which reserves had previously been established. The current quarter’s provision for credit losses was $61.7 million less than total NCOs.
Total noninterest income increased $18.8 million, or 8%, from the prior quarter. This reflected an increase in other income due to higher market related gains and capital markets income, service charges on deposit accounts due to higher NSF / OD fees, electronic banking reflecting higher activity levels, and bank owned life insurance income.
Total noninterest expense declined $2.3 million, or 1%, from the prior quarter. This reflected a decrease in other expense due to the prior quarter’s additions to litigation reserves. Partially offsetting this decline were increases in professional services for costs supporting regulatory and litigation efforts, deposit and other insurance, outside data processing and other services due to higher appraisal costs and system upgrade expenses, and marketing expense reflecting higher advertising costs.
Credit quality performance in the 2011 second quarter reflected continued improvement in the overall loan portfolio. NCOs and nonaccrual loans declined 41% and 3%, respectively, from the prior quarter. The NAL, NPA and Criticized asset ratios all showed continued improvement in the quarter. The ALLL and ACL coverage ratios fell slightly to 2.74% and 2.84%, from 2.96% and 3.07%, respectively, but remain sufficient and appropriate. NPAs fell by 5% in the quarter.
On July 21, 2011, we announced that our board of directors had declared a quarterly common stock cash dividend of $0.04 per common share, up from the prior quarterly dividend of $0.01. The dividend is payable on October 3, 2011, to shareholders of record on September 19, 2011. We are very pleased that our financial strength and performance have improved to the point that enabled us to take this action.
Business Overview
General
Our general business objectives are: (1) grow revenue and profitability, (2) improve cross-sell and share-of-wallet across all business segments, (3) grow key fee businesses (existing and new), (4) improve credit quality, including lower NCOs and NALs, (5) reduce noncore CRE exposure, and (6) continue to improve our overall management of risk.
Throughout last year, and continuing into this year, we are taking advantage of what we view as an opportunity to make significant investments in strategic initiatives to position us for more profitable and sustainable long-term growth. This includes implementing our “Fair Play” banking philosophy value proposition for our consumer customers, increasing share-of-wallet, investing in expanding existing business, and launching new businesses.
Our emphasis on cross-sell, coupled with consumer customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy, with programs such as 24-Hour Grace® on overdrafts and more recently the launch of Asterisk-Free Checking™ and Huntington Plus Checking™, is having a positive effect. The percentage of consumer households with over four products at the end of the 2011 second quarter was 71.3%, up from 69.4% at the end of last year. And for the first half of this year, consumer checking account households grew at a 9.9% annualized rate, up from 6.8% for full year 2010.

Economy
Borrower and consumer confidence and the sustainability of the slow economic recovery remain major factors impacting growth opportunities for the remainder of 2011. Unfortunately, during the first half of 2011, a number of issues have emerged that could negatively impact the recovery. These additional risks include the U.S. debt ceiling discussions, the budget issues in local governments, and the continued economic and political instability in Europe as well as the political instability in the Middle East with its ramifications on the cost of oil translating to higher gas prices. In addition, above average office vacancy rates in large metropolitan areas indicate the possibility for some continued softness in commercial real estate in 2011. Within our footprint states of Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia, real estate has generally remained weak, in line with national trends, reflecting capacity overhang created by weakness in economic growth prior to the recovery. However, there are some signs that our footprint states have been experiencing cyclical recovery in line with, and in certain instances stronger than, the national average. They include:
•	From January 2009 through May 2011, an increase in total payroll for all footprint states, with all but West Virginia (one of our smaller regions) exceeding the national average.
•	Manufacturing that is expected to continue to improve, although near-term weakness is likely as a result of the negative impact of high energy prices on demand and supply bottlenecks created by the crisis in Japan.
•	From May 2010 to May 2011, unemployment rates declined for all of our footprint states.
•	Since its low in January 2009, exports have grown faster than the U.S. average in all footprint states except Kentucky.
•	State and local fiscal conditions will likely remain tight in the next year, although rising tax revenue should gradually reduce strains.
For now, we continue to believe the economy is likely to remain fragile and not show much growth throughout the remainder of 2011.
Legislative and Regulatory
Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Reg E relating to certain overdraft fees for consumer deposit accounts and the rules and regulations that have been issued pursuant to the Dodd-Frank Act.
Durbin Amendment — The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). The Federal Reserve recently issued its final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction, 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees will become effective on October 1, 2011. Based on the final rule, we expect our 2011 fourth quarter electronic banking income to decline from the 2011 second quarter level by approximately 50%.
Recent Industry Developments
Foreclosure Documentation — On June 30, 2011, the OCC issued OCC Bulletin 2011-29 clarifying their expectations for the oversight and management of mortgage foreclosure activities by national banks and directing national banks to perform a self-assessment no later than September 30, 2011. We believe that, with the self-assessments Huntington has performed and is currently performing, we are in compliance with the OCC expectation for self-assessment.
Mortgage Servicing Rights — MSR fair values are estimated based on residential mortgage servicing revenue in excess of estimated market costs to service the underlying loans. Historically, the estimated market cost to service has been stable. Due to changes in the regulatory environment related to loan servicing and foreclosure activities, costs to service may potentially increase, however the potential impact on the market costs to service remains uncertain. Certain large residential mortgage loan servicers entered into consent orders with banking regulators in April 2011, which require the banks to remedy deficiencies and unsafe or unsound practices and to enhance residential mortgage servicing and foreclosure processes. It is unclear what impact this may ultimately have on market costs to service. At June 30, 2011, we estimated a 25% increase to our loan servicing market cost assumption would result in a fair value impairment charge of approximately $8.3 million.
Representation and Warranty Reserve —We primarily conduct our loan sale and securitization activity with FNMA and FHLMC. In connection with these and other sale and securitization transactions, we make representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. At June 30, 2011, we had a reserve for such losses of $24.5 million, which is included in accrued expenses and other liabilities.

Expectations
The lack of prospects for meaningful economic improvement, higher interest rates, and wider spreads between short-term and long-term interest rates over the remainder of this year is a challenge. Further, borrower and consumer confidence remain fragile. And while we now have clarity on the amount and timing of the pending reduction in debit card interchange fees, this nevertheless represents a reduction in fee income. All of these combined represent meaningful revenue growth headwinds.
Net income is expected to grow from the current quarter level throughout the rest of the year, primarily reflecting modest revenue growth and disciplined expense control.
We believe the momentum we are seeing in loan and low cost deposit growth will continue. This, coupled with a stable net interest margin, is expected to contribute to modest growth in net interest income. Our C&I portfolio is expected to continue to show meaningful growth. We believe period-end balances in our C&I and automobile loan portfolios position us for continued growth in average balances for these portfolios as we head into the third quarter.
We anticipate our total core deposits will increase, reflecting continued growth in consumer households and business relationships. Further, we expect the shift toward lower-cost noninterest-bearing and interest-bearing demand deposit accounts will continue.
Noninterest income is expected to grow modestly in the 2011 second half. The primary driver is expected to be service charge income as the benefits from our “Fair Play” banking philosophy continue to gain momentum commensurate with consumer household growth and increased product penetration. Mortgage banking income will likely show only modest, if any, growth throughout the second half of the year. As described above, electronic banking income in the fourth quarter is expected to decline by approximately 50% as the new interchange fee structure will be implemented October 1, 2011. We also expect to see continued growth in the earnings contribution from other key fee income activities including capital markets, treasury management services, and brokerage, reflecting the impact of our cross-sell and product penetration initiatives throughout the company, as well as the positive impact from strategic initiatives.
In addition, expense levels are expected to remain relatively stable.
Nonaccrual loans and net charge-offs are expected to continue to decline throughout the year.
We anticipate the effective tax rate for the remainder of the year to approximate 35% of income before income taxes less approximately $40.0 million of permanent tax differences over the remainder of 2011 primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

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

Table 1 — Selected Quarterly Income Statement Data (1)

	2011		2010
(dollar amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$492,137	$501,877	$528,291	$534,669	$535,653
Interest expense	88,800	97,547	112,997	124,707	135,997

Net interest income	403,337	404,330	415,294	409,962	399,656
Provision for credit losses	35,797	49,385	86,973	119,160	193,406

Net interest income after provision for credit losses	367,540	354,945	328,321	290,802	206,250

Service charges on deposit accounts	60,675	54,324	55,810	65,932	75,934
Mortgage banking income	23,835	22,684	53,169	52,045	45,530
Trust services	30,392	30,742	29,394	26,997	28,399
Electronic banking	31,728	28,786	28,900	28,090	28,107
Insurance income	16,399	17,945	19,678	19,801	18,074
Brokerage income	20,819	20,511	16,953	16,575	18,425
Bank owned life insurance income	17,602	14,819	16,113	14,091	14,392
Automobile operating lease income	7,307	8,847	10,463	11,356	11,842
Securities gains (losses)	1,507	40	(103)	(296)	156
Other income	45,503	38,247	33,843	32,552	28,784

Total noninterest income	255,767	236,945	264,220	267,143	269,643

Personnel costs	218,570	219,028	212,184	208,272	194,875
Outside data processing and other services	43,889	40,282	40,943	38,553	40,670
Net occupancy	26,885	28,436	26,670	26,718	25,388
Deposit and other insurance expense	23,823	17,896	23,320	23,406	26,067
Professional services	20,080	13,465	21,021	20,672	24,388
Equipment	21,921	22,477	22,060	21,651	21,585
Marketing	20,102	16,895	16,168	20,921	17,682
Amortization of intangibles	13,386	13,370	15,046	15,145	15,141
OREO and foreclosure expense	4,398	3,931	10,502	12,047	4,970
Automobile operating lease expense	5,434	6,836	8,142	9,159	9,667
Other expense	29,921	48,083	38,537	30,765	33,377

Total noninterest expense	428,409	430,699	434,593	427,309	413,810

Income before income taxes	194,898	161,191	157,948	130,636	62,083
Provision (benefit) for income taxes	48,980	34,745	35,048	29,690	13,319

Net income	$145,918	$126,446	$122,900	$100,946	$48,764

Dividends on preferred shares	7,704	7,703	83,754	29,495	29,426

Net income applicable to common shares	$138,214	$118,743	$39,146	$71,451	$19,338

Average common shares — basic	863,358	863,359	757,924	716,911	716,580
Average common shares — diluted (2)	867,469	867,237	760,582	719,567	719,387
Net income per common share — basic	$0.16	$0.14	$0.05	$0.10	$0.03
Net income per common share — diluted	0.16	0.14	0.05	0.10	0.03
Cash dividends declared per common share	0.01	0.01	0.01	0.01	0.01
Return on average total assets	1.11%	0.96%	0.90%	0.76%	0.38%
Return on average common shareholders’ equity	11.6	10.3	3.8	7.4	2.1
Return on average tangible common shareholders’ equity (3)	13.3	12.7	5.6	10.0	3.8
Net interest margin (4)	3.40	3.42	3.37	3.45	3.46
Efficiency ratio (5)	62.7	64.7	61.4	60.6	59.4
Effective tax rate	25.1	21.6	22.2	22.7	21.5

Revenue — FTE
Net interest income	$403,337	$404,330	$415,294	$409,962	$399,656
FTE adjustment	3,834	3,945	3,708	2,631	2,490

Net interest income (4)	407,171	408,275	419,002	412,593	402,146
Noninterest income	255,767	236,945	264,220	267,143	269,643

Total revenue (4)	$662,938	$645,220	$683,222	$679,736	$671,789

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

(2)	For periods presented prior to their repurchase, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for those periods. The convertible preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data(1)

	Six Months Ended June 30,		Change
(dollar amounts in thousands, except per share amounts)	2011	2010	Amount	Percent
Interest income	$994,014	$1,082,432	$(88,418)	(8)%
Interest expense	186,347	288,883	(102,536)	(35)

Net interest income	807,667	793,549	14,118	2
Provision for credit losses	85,182	428,414	(343,232)	(80)

Net interest income after provision for credit losses	722,485	365,135	357,350	98

Service charges on deposit accounts	114,999	145,273	(30,274)	(21)
Mortgage banking income	46,519	70,568	(24,049)	(34)
Trust services	61,134	56,164	4,970	9
Electronic banking	60,514	53,244	7,270	14
Insurance income	34,344	36,934	(2,590)	(7)
Brokerage income	41,330	35,327	6,003	17
Bank owned life insurance income	32,421	30,862	1,559	5
Automobile operating lease income	16,154	24,145	(7,991)	(33)
Securities gains	1,547	125	1,422	1,138
Other income	83,750	57,853	25,897	45

Total noninterest income	492,712	510,495	(17,783)	(3)

Personnel costs	437,598	378,517	59,081	16
Outside data processing and other services	84,171	79,752	4,419	6
Net occupancy	55,321	54,474	847	2
Deposit and other insurance expense	41,719	50,822	(9,103)	(18)
Professional services	33,545	47,085	(13,540)	(29)
Equipment	44,398	42,209	2,189	5
Marketing	36,997	28,835	8,162	28
Amortization of intangibles	26,756	30,287	(3,531)	(12)
OREO and foreclosure expense	8,329	16,500	(8,171)	(50)
Automobile operating lease expense	12,270	19,733	(7,463)	(38)
Other expense	78,004	63,689	14,315	22

Total noninterest expense	859,108	811,903	47,205	6

Income before income taxes	356,089	63,727	292,362	459
Provision (benefit) for income taxes	83,725	(24,774)	108,499	N.R.

Net income	$272,364	$88,501	$183,863	208%

Dividends declared on preferred shares	15,407	58,783	(43,376)	(74)

Net income applicable to common shares	$256,957	$29,718	$227,239	765%

Average common shares — basic	863,358	716,450	146,908	21%
Average common shares — diluted (2)	867,353	718,990	148,363	21
Per common share
Net income per common share — basic	$0.30	$0.04	$0.26	650%
Net income per common share — diluted	0.30	0.04	0.26	650
Cash dividends declared	0.02	0.02	—	—
Return on average total assets	1.03%	0.35%	0.68%	194%
Return on average common shareholders’ equity	11.0	1.6	9.4	588
Return on average tangible common shareholders’ equity (3)	13.4	3.2	10.2	319
Net interest margin (4)	3.41	3.47	(0.06)	(2)
Efficiency ratio (5)	63.7	59.7	4.0	7
Effective tax rate (benefit)	23.5	(38.9)	62.4	N.R.

Revenue — FTE
Net interest income	$807,667	$793,549	$14,118	2%
FTE adjustment	7,779	4,738	3,041	64

Net interest income (4)	815,446	798,287	17,159	2
Noninterest income	492,712	510,495	(17,783)	(3)

Total revenue (4)	$1,308,158	$1,308,782	$(624)	—%

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

(2)	For all periods presented, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods. The convertible preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
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
Significant Items Influencing Financial Performance Comparisons
Earnings comparisons were impacted by the Significant Items summarized below.
1.	Litigation Reserve. During the 2011 first quarter, $17.0 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.
2.	Franklin Relationship. Our relationship with Franklin was acquired in the Sky Financial acquisition in 2007. Significant events relating to this relationship following the acquisition, and the impacts of those events on our reported results were as follows:
•	On March 31, 2009, we restructured our relationship with Franklin. During the 2010 first quarter, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 restructuring.
•	During the 2010 second quarter, the remaining portfolio of Franklin-related loans ($333.0 million of residential mortgages, and $64.7 million of home equity loans) was transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value, less costs to sell, of $323.4 million, resulting in $75.5 million of charge-offs, and the provision for credit losses commensurately increased $75.5 million ($0.07 per common share).

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 3 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2011		March 31, 2011		June 30, 2010
(dollar amounts in thousands, except per share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income	$145,918		$126,446		$48,764
Earnings per share, after-tax		$0.16		$0.14		$0.03
Change from prior quarter — $		0.02		0.09		0.02
Change from prior quarter — %		14.3%		180.0%		200.0%

Change from year-ago — $		$0.13		$0.13		$0.43
Change from year-ago — %		433%		1,300%		(107.5)%

Significant Items — favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS	Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$—	$—	$—	$—	$(75,500)	$(0.07)
Litigation reserves addition	—	—	(17,028)	(0.01)	—	—

(1)	Pretax unless otherwise noted.

	Six Months Ended
	June 30, 2011		June 30, 2010
(dollar amounts in thousands)	After-tax	EPS	After-tax	EPS
Net income	$272,364		$88,501
Earnings per share, after-tax		$0.30		$0.04
Change from a year-ago — $		0.26		6.51
Change from a year-ago — %		650%		101%

Significant Items — favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$—	$—	$(75,500)	$(0.07)
Net tax benefit recognized (2)	—	—	38,222	0.05
Litigation reserves addition	(17,028)	(0.01)	—	—

(1)	Pretax unless otherwise noted.

(2)	After-tax.
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

The following table reflects pretax, pre-provision income for each of the past five quarters:
Table 4 — Pretax, Pre-provision Income (1)

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Income before income taxes	$194,898	$161,191	$157,948	$130,636	$62,083

Add: Provision for credit losses	35,797	49,385	86,973	119,160	193,406
Less: Securities gains (losses)	1,507	40	(103)	(296)	156
Add: Amortization of intangibles	13,386	13,370	15,046	15,145	15,141
Less: Litigation reserves addition	—	(17,028)	—	—	—

Total pretax, pre-provision income	$242,574	$240,934	$260,070	$265,237	$270,474

Change in total pretax, pre-provision income:
Prior quarter change — amount	$1,640	$(19,136)	$(5,167)	$(5,237)	$18,645
Prior quarter change — percent	1%	(7)%	(2)%	(2)%	7%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.
Pretax, pre-provision income was $242.6 million in the 2011 second quarter, up $1.6 million, or 1%, from the prior quarter. As discussed in the sections that follow, the increase from the prior quarter primarily reflected higher revenue partially offset by higher noninterest expense after consideration of the prior quarter Significant Item.
Net Interest Income / Average Balance Sheet
2011 Second Quarter versus 2010 Second Quarter
Fully-taxable equivalent net interest income increased $5.0 million, or 1%, from the year-ago quarter. This reflected the benefit of a $1.4 billion, or 3%, increase in average earning assets and a 6 basis points decline in the FTE net interest margin. The increase in average earning assets reflected a combination of factors including:
•	$1.4 billion, or 4%, increase in average total loans and leases.
•	$0.3 billion, or 3%, increase in average total available-for-sale and other securities and held-to-maturity securities.
The 6 basis points decline in the FTE net interest margin reflected a reduction in derivatives income, lower loan and securities yields, partially offset by the positive impacts of increases in low cost deposits and improved deposit pricing.

The following table details the change in our average loans and leases and deposits:
Table 5 — Average Loans/Leases and Deposits — 2011 Second Quarter vs. 2010 Second Quarter

	Second Quarter		Change
(dollar amounts in millions)	2011	2010	Amount	Percent
Loans/Leases
Commercial and industrial	$13,370	$12,244	$1,126	9%
Commercial real estate	6,233	7,364	(1,131)	(15)

Total commercial	19,603	19,608	(5)	—
Automobile	5,954	4,634	1,320	28
Home equity	7,874	7,544	330	4
Residential mortgage	4,566	4,608	(42)	(1)
Other loans	538	695	(157)	(23)

Total consumer	18,932	17,481	1,451	8

Total loans and leases	$38,535	$37,089	$1,446	4%

Deposits
Demand deposits — noninterest-bearing	$7,806	$6,849	$957	14%
Demand deposits — interest-bearing	5,565	5,971	(406)	(7)
Money market deposits	12,879	11,103	1,776	16
Savings and other domestic time deposits	4,778	4,677	101	2
Core certificates of deposit	8,079	9,199	(1,120)	(12)

Total core deposits	39,107	37,799	1,308	3
Other deposits	2,147	2,568	(421)	(16)

Total deposits	$41,254	$40,367	$887	2%

The $1.4 billion, or 4%, increase in average total loans and leases primarily reflected:
•	$1.3 billion, or 28%, increase in the average automobile portfolio. Automobile lending is a core competency and continued area of growth. The growth from the year-ago quarter exhibited further penetration within our historical geographic footprint, as well as the positive impact of our expansion into Eastern Pennsylvania and selected New England states. Origination quality remained high.
•	$1.1 billion, or 9%, increase in the average C&I portfolio. Growth from the year-ago quarter reflected the benefits from our strategic initiatives including large corporate, asset based lending, automobile floor plan lending, and equipment finance. In addition, traditional middle-market loans continued to grow despite line utilization rates that remained well below historical norms.
•	$0.3 billion, or 4%, increase in average home equity portfolio, reflecting continued slower runoff due to the low interest rate environment.
Partially offset by:
•	$1.1 billion, or 15%, decrease in average CRE loans reflecting the continued execution of our plan to reduce the CRE exposure, primarily in the noncore CRE segment. This reduction is expected to continue through 2011, reflecting normal amortization, paydowns, refinancing, and restructures.
The $0.9 billion, or 2%, increase in average total deposits from the year-ago quarter reflected:
•	$1.3 billion, or 3%, growth in average total core deposits. The drivers of this change were a $1.8 billion, or 16%, growth in average money market deposits, and a $1.0 billion, or 14%, growth in average noninterest-bearing demand deposits. These increases were partially offset by a $1.1 billion, or 12%, decline in average core certificates of deposit and a $0.4 billion, or 7%, decrease in average interest-bearing demand deposits.
Partially offset by:
•	$0.4 billion, or 16%, decline in other deposits including a $0.2 billion, or 11%, decline in average brokered deposits and negotiable CDs, and a $0.2 billion, or 29%, decrease in other domestic deposits of $250,000 or more, which reflected a strategy of reducing such noncore funding.

2011 Second Quarter versus 2011 First Quarter
FTE net interest income decreased $1.1 million, or less than 1%, from the 2011 first quarter. This reflected a 1% (3% annualized) decrease in average earning assets and a decrease in the FTE net interest margin to 3.40% from 3.42%. The decrease in average earning assets reflected a combination of factors including:
•	$0.5 billion, or 5% (22% annualized), decrease in average available-for-sale and other and held-to-maturity securities given the low level of interest rates and the incremental cost to grow interest-bearing deposits. Certain higher cost deposits were allowed to mature without replacement, resulting in a reduction to the securities portfolio.
•	$0.2 billion decline in loans held for sale as our mortgage pipeline slowed considerably during the current quarter and sales of prior originations were completed.
The 2 basis points decline in the FTE net interest margin reflected a reduction in derivatives income and lower loan yields, partially offset by the positive impact of increases in low cost deposits and improved deposit pricing.
The following table details the change in our average loans / leases and deposits:
Table 6 — Average Loans/Leases and Deposits — 2011 Second Quarter vs. 2011 First Quarter

	2011		Change
(dollar amounts in millions)	Second Quarter	First Quarter	Amount	Percent
Loans/Leases
Commercial and industrial	$13,370	$13,121	$249	2%
Commercial real estate	6,233	6,524	(291)	(4)

Total commercial	19,603	19,645	(42)	—
Automobile	5,954	5,701	253	4
Home equity	7,874	7,728	146	2
Residential mortgage	4,566	4,465	101	2
Other consumer	538	559	(21)	(4)

Total consumer	18,932	18,453	479	3

Total loans and leases	$38,535	$38,098	$437	1%

Deposits
Demand deposits — noninterest-bearing	$7,806	$7,333	$473	6%
Demand deposits — interest-bearing	5,565	5,357	208	4
Money market deposits	12,879	13,492	(613)	(5)
Savings and other domestic time deposits	4,778	4,701	77	2
Core certificates of deposit	8,079	8,391	(312)	(4)

Total core deposits	39,107	39,274	(167)	—
Other deposits	2,147	2,390	(243)	(10)

Total deposits	$41,254	$41,664	$(410)	(1)%

The $0.4 billion, or 1% (5% annualized), increase in average total loans and leases reflected:
•	$0.2 billion, or 2% (8% annualized), growth in the average C&I portfolio. The growth in the C&I portfolio during the second quarter came from several business lines including business banking, large corporate, middle market, asset based lending, and equipment finance. The growth was also evident across our geographic footprint, further contributing to the diversity of the portfolio. Non-automobile floorplan C&I utilization rates were little changed from the end of the prior quarter. In contrast, automobile floor plan utilization rates were down, primarily reflecting the slowdown in production by Japanese manufacturers.
•	$0.3 billion, or 4% (18% annualized), growth in the average automobile portfolio. We continued to originate very high quality loans with attractive returns. We focus on larger, multi-franchised, well-capitalized dealers that are rarely reliant on the success of one franchise to generate profitability. While the used automobile market remained very strong, we increased our originations of new vehicle loans, which reflected a reduction by the captive finance companies in the number and magnitude of incentive programs offered through dealers due to supply concerns.

Partially offset by:
•	$0.3 billion, or 4% (18% annualized), decline in average CRE loans, primarily as a result of our on-going strategy to reduce our exposure to the commercial real estate market. We were successful in reducing exposure across virtually all of the CRE project types that we actively manage through our concentration management process. The decline in noncore CRE accounted for the vast majority of the decline in the total CRE portfolio. The noncore CRE portfolio declines reflected paydowns, refinancing, and NCOs. The core CRE portfolio continued to exhibit high quality characteristics with minimal downgrade or NCO activity.
The $0.4 billion, or 1% (4% annualized), decrease in average total deposits from the 2011 first quarter reflected:
•	$0.6 billion, or 5% (18% annualized), decline in average money market deposits, reflecting lowered pricing on our money market accounts.
•	$0.3 billion, or 4% (15% annualized), decrease in average core certificates of deposit as rates offered on new certificates of deposits declined.
Partially offset by:
•	$0.5 billion, or 6% (26% annualized), increase in average noninterest-bearing demand deposit accounts. This was driven primarily by growth in commercial noninterest-bearing demand deposits related to government finance and business banking.
•	$0.2 billion, or 4% (16% annualized), growth in interest-bearing demand deposits, primarily driven by consumer checking account growth.

Tables 7 and 8 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.
Table 7 — Consolidated Quarterly Average Balance Sheets

						Change
	2011		2010			2Q11 vs. 2Q10
(dollar amounts in millions)	Second	First	Fourth	Third	Second	Amount	Percent
Assets
Interest-bearing deposits in banks	$131	$130	$218	$282	$309	$(178)	(58)%
Trading account securities	112	144	297	110	127	(15)	(12)
Federal funds sold and securities purchased under resale agreement	21	—	—	—	—	—	—
Loans held for sale	181	420	779	663	323	(142)	(44)
Available-for-sale and other securities:
Taxable	8,428	9,108	9,747	8,876	8,369	59	1
Tax-exempt	436	445	449	365	389	47	12

Total available-for-sale and other securities	8,864	9,553	10,196	9,241	8,758	106	1
Held-to-maturity securities — taxable	174	—	—	—	—	174	—
Loans and leases: (1)
Commercial:
Commercial and industrial	13,370	13,121	12,767	12,393	12,244	1,126	9
Commercial real estate:
Construction	554	611	716	989	1,279	(725)	(57)
Commercial	5,679	5,913	6,082	6,084	6,085	(406)	(7)

Commercial real estate	6,233	6,524	6,798	7,073	7,364	(1,131)	(15)

Total commercial	19,603	19,645	19,565	19,466	19,608	(5)	—

Consumer:
Automobile	5,954	5,701	5,520	5,140	4,634	1,320	28
Home equity	7,874	7,728	7,709	7,567	7,544	330	4
Residential mortgage	4,566	4,465	4,430	4,389	4,608	(42)	(1)
Other consumer	538	559	576	653	695	(157)	(23)

Total consumer	18,932	18,453	18,235	17,749	17,481	1,451	8

Total loans and leases	38,535	38,098	37,800	37,215	37,089	1,446	4
Allowance for loan and lease losses	(1,128)	(1,231)	(1,323)	(1,384)	(1,506)	378	(25)

Net loans and leases	37,407	36,867	36,477	35,831	35,583	1,824	5

Total earning assets	48,018	48,345	49,290	47,511	46,606	1,412	3

Cash and due from banks	1,068	1,299	1,187	1,618	1,509	(441)	(29)
Intangible assets	652	665	679	695	710	(58)	(8)

All other assets	4,160	4,291	4,313	4,277	4,384	(224)	(5)

Total assets	$52,770	$53,369	$54,146	$52,717	$51,703	$1,067	2%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$7,806	$7,333	$7,188	$6,768	$6,849	$957	14%
Demand deposits — interest-bearing	5,565	5,357	5,317	5,319	5,971	(406)	(7)
Money market deposits	12,879	13,492	13,158	12,336	11,103	1,776	16
Savings and other domestic deposits	4,778	4,701	4,640	4,639	4,677	101	2
Core certificates of deposit	8,079	8,391	8,646	8,948	9,199	(1,120)	(12)

Total core deposits	39,107	39,274	38,949	38,010	37,799	1,308	3
Other domestic time deposits of $250,000 or more	467	606	737	690	661	(194)	(29)
Brokered deposits and negotiable CDs	1,333	1,410	1,575	1,495	1,505	(172)	(11)
Deposits in foreign offices	347	374	443	451	402	(55)	(14)

Total deposits	41,254	41,664	41,704	40,646	40,367	887	2
Short-term borrowings	2,112	2,134	2,134	1,739	966	1,146	119
Federal Home Loan Bank advances	97	30	112	188	212	(115)	(54)
Subordinated notes and other long-term debt	3,249	3,525	3,558	3,672	3,836	(587)	(15)

Total interest-bearing liabilities	38,906	40,020	40,320	39,477	38,532	374	1

All other liabilities	913	994	993	952	924	(11)	(1)
Shareholders’ equity	5,145	5,022	5,645	5,520	5,398	(253)	(5)

Total liabilities and shareholders’ equity	$52,770	$53,369	$54,146	$52,717	$51,703	$1,067	2%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 8 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2011		2010
Fully-taxable equivalent basis (1)	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	0.22%	0.11%	0.63%	0.21%	0.20%
Trading account securities	1.59	1.37	1.98	1.20	1.74
Federal funds sold and securities purchased under resale agreement	0.09	—	—	—	—
Loans held for sale	4.97	4.08	4.01	5.75	5.02
Available-for-sale and other securities:
Taxable	2.59	2.53	2.42	2.77	2.85
Tax-exempt	4.02	4.70	4.59	4.70	4.62

Total available-for-sale and other securities	2.66	2.63	2.52	2.84	2.93
Held-to-maturity securities — taxable	2.96	—	—	—	—
Loans and leases: (3)
Commercial:
Commercial and industrial	4.31	4.57	4.94	5.14	5.31
Commercial real estate:
Construction	3.37	3.36	3.07	2.83	2.61
Commercial	3.90	3.93	3.92	3.91	3.69

Commercial real estate	3.84	3.88	3.83	3.76	3.49

Total commercial	4.16	4.34	4.56	4.64	4.63

Consumer:
Automobile	5.06	5.22	5.46	5.79	6.46
Home equity	4.49	4.54	4.64	4.74	5.26
Residential mortgage	4.62	4.76	4.82	4.97	4.70
Other consumer	7.76	7.85	7.92	7.10	6.84

Total consumer	4.79	4.90	5.04	5.19	5.49

Total loans and leases	4.47	4.61	4.79	4.90	5.04

Total earning assets	4.14%	4.24%	4.29%	4.49%	4.63%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.09	0.09	0.13	0.17	0.22
Money market deposits	0.40	0.50	0.77	0.86	0.93
Savings and other domestic deposits	0.74	0.81	0.90	0.99	1.07
Core certificates of deposit	2.04	2.07	2.11	2.31	2.68

Total core deposits	0.82	0.89	1.05	1.18	1.33
Other domestic time deposits of $250,000 or more	1.01	1.08	1.21	1.28	1.37
Brokered deposits and negotiable CDs	0.89	1.11	1.53	2.21	2.56
Deposits in foreign offices	0.26	0.20	0.17	0.22	0.19

Total deposits	0.82	0.90	1.06	1.21	1.37
Short-term borrowings	0.16	0.18	0.20	0.22	0.21
Federal Home Loan Bank advances	0.88	2.98	0.95	1.25	1.93
Subordinated notes and other long-term debt	2.39	2.34	2.15	2.15	2.05

Total interest-bearing liabilities	0.91%	0.99%	1.11%	1.25%	1.41%

Net interest rate spread	3.19%	3.21%	3.16%	3.24%	3.22%
Impact of noninterest-bearing funds on margin	0.21	0.21	0.21	0.21	0.24

Net interest margin	3.40%	3.42%	3.37%	3.45%	3.46%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2011 First Six Months versus 2010 First Six Months
Fully-taxable equivalent net interest income for the six-month period of 2011 increased $17.2 million, or 2%, from the comparable year-ago period. This reflected the benefit of a 4% increase in average total earning assets partially offset by a decrease in the net interest margin to 3.41% from 3.47%. The increase in average earning assets reflected a combination of factors including:
•	$1.3 billion, or 3%, increase in average total loans and leases.
•	$0.7 billion, or 7%, increase in average total available-for-sale and other and held-to-maturity securities.
The 6 basis points decrease in the net interest margin reflected reduction in derivatives income, lower loan yields, and lower securities yields, partially offset by the positive impact of increases in low cost deposits and improved deposit pricing.
The following table details the change in our reported loans and deposits:
Table 9 — Average Loans/Leases and Deposits — 2011 First Six Months vs. 2010 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2011	2010	Amount	Percent
Loans/Leases
Commercial and industrial	$13,246	$12,279	$967	8%
Commercial real estate	6,377	7,520	(1,143)	(15)

Total commercial	19,623	19,799	(176)	(1)
Automobile	5,829	4,443	1,386	31
Home equity	7,801	7,541	260	3
Residential mortgage	4,516	4,543	(27)	(1)
Other consumer	548	709	(161)	(23)

Total consumer	18,694	17,236	1,458	8

Total loans and leases	$38,317	$37,035	$1,282	3%

Deposits
Demand deposits — noninterest-bearing	$7,571	$6,739	$832	12%
Demand deposits — interest-bearing	5,462	5,844	(382)	(7)
Money market deposits	13,184	10,723	2,461	23
Savings and other domestic deposits	4,740	4,645	95	2
Core certificates of deposit	8,234	9,586	(1,352)	(14)

Total core deposits	39,191	37,537	1,654	4
Other deposits	2,268	2,759	(491)	(18)

Total deposits	$41,459	$40,296	$1,163	3%

The $1.3 billion, or 3%, increase in average total loans and leases primarily reflected:
•	$1.4 billion, or 31%, increase in the average automobile portfolio. Automobile lending is a core competency and continued area of growth. The growth from the year-ago period exhibited further penetration within our historical geographic footprint, as well as the positive impact of our expansion into Eastern Pennsylvania and selected New England states. Origination quality remained high.
•	$1.0 billion, or 8%, increase in the average C&I portfolio. Growth from the year-ago period reflected the benefits from our strategic initiatives including large corporate, asset based lending, automobile floor plan lending, and equipment finance. Traditional middle-market loans continued to grow despite line utilization rates that remain well below historical norms.
•	$0.3 billion, or 3%, increase in the average home equity portfolio, reflecting higher originations and continued slower runoff.

Partially offset by:
•	$1.1 billion, or 15%, decrease in average CRE loans reflecting the continued execution of our plan to reduce the CRE exposure, primarily in the noncore CRE segment. This reduction is expected to continue through 2011, reflecting normal amortization, paydowns, and refinancing.
The $1.2 billion, or 3%, increase in average total deposits reflected:
•	$1.7 billion, or 4%, growth in average total core deposits. The drivers of this change were a $2.5 billion, or 23%, growth in average money market deposits, and a $0.8 billion, or 12%, growth in average noninterest-bearing demand deposits. These increases were partially offset by a $1.4 billion, or 14%, decline in average core certificates of deposit and a $0.4 billion, or 7%, decrease in average interest-bearing demand deposits.
Partially offset by:
•	$0.5 billion, or 18%, decline in other deposits including a $0.3 billion, or 18%, decline in average brokered deposits and negotiable CDs, and a $0.1 billion, or 21%, decrease in other domestic time deposits of $250,000 or more, reflecting a strategy of reducing such noncore funding.

Table 10 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2011	2010	Amount	Percent	2011	2010
Assets
Interest-bearing deposits in banks	$130	$328	$(198)	(60)%	0.17%	0.19%
Trading account securities	128	112	16	14	1.47	1.92
Federal funds sold and securities purchased under resale agreement	11	—	11	—	0.09	—
Loans held for sale	300	334	(34)	(10)	4.36	5.00
Available-for-sale and other securities:
Taxable	8,766	8,197	569	7	2.56	2.89
Tax-exempt	441	418	23	6	4.37	4.49

Total available-for-sale and other securities	9,207	8,615	592	7	2.65	2.97
Total held-to-maturity securities	87	—	87	—	2.95	—
Loans and leases: (3)
Commercial:
Commercial and industrial	13,246	12,279	967	8	4.44	5.45
Commercial real estate:
Construction	582	1,344	(762)	(57)	3.37	2.64
Commercial	5,795	6,176	(381)	(6)	3.91	3.64

Commercial real estate	6,377	7,520	(1,143)	(15)	3.86	3.46

Total commercial	19,623	19,799	(176)	(1)	4.25	4.70

Consumer:
Automobile	5,829	4,443	1,386	31	5.14	6.54
Home equity	7,801	7,541	260	3	4.51	5.42
Residential mortgage	4,516	4,543	(27)	(1)	4.69	4.79
Other consumer	548	709	(161)	(23)	7.80	6.92

Total consumer	18,694	17,236	1,458	8	4.85	5.61

Total loans and leases	38,317	37,035	1,282	3	4.54	5.12

Allowance for loan and lease losses	(1,179)	(1,508)	329	(22)

Net loans and leases	37,138	35,527	1,611	5

Total earning assets	48,180	46,424	1,756	4	4.19%	4.72%

Cash and due from banks	1,183	1,634	(451)	(28)
Intangible assets	659	717	(58)	(8)
All other assets	4,224	4,436	(212)	(5)

Total assets	$53,067	$51,703	$1,364	3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$7,571	$6,739	$832	12%	—%	—%
Demand deposits — interest-bearing	5,462	5,844	(382)	(7)	0.09	0.22
Money market deposits	13,184	10,723	2,461	23	0.45	0.96
Savings and other domestic deposits	4,740	4,645	95	2	0.78	1.13
Core certificates of deposit	8,234	9,586	(1,352)	(14)	2.05	2.81

Total core deposits	39,191	37,537	1,654	4	0.86	1.42
Other domestic time deposits of $250,000 or more	536	680	(144)	(21)	1.05	1.41
Brokered deposits and negotiable CDs	1,372	1,673	(301)	(18)	1.00	2.52
Deposits in foreign offices	360	406	(46)	(11)	0.23	0.19

Total deposits	41,459	40,296	1,163	3	0.86	1.46
Short-term borrowings	2,123	947	1,176	124	0.17	0.21
Federal Home Loan Bank advances	63	196	(133)	(68)	1.36	2.28
Subordinated notes and other long-term debt	3,386	3,948	(562)	(14)	2.36	2.15

Total interest-bearing liabilities	39,460	38,648	812	2	0.95	1.51

All other liabilities	952	935	17	2
Shareholders’ equity	5,084	5,381	(297)	(6)

Total liabilities and shareholders’ equity	$53,067	$51,703	$1,364	3%

Net interest rate spread					3.20	3.21
Impact of noninterest-bearing funds on margin					0.21	0.26

Net interest margin					3.41%	3.47%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2, the Credit Risk section, and the Franklin-related Impacts section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2011 second quarter was $35.8 million, down $13.6 million, or 28%, from the prior quarter and down $157.6 million, or 81%, from the year-ago quarter. The provision for credit losses for the first six-month period of 2011 was $85.2 million, down $343.2 million, or 80%, from the year-ago period. These declines reflected a combination of lower NCOs and a reduction in commercial Criticized loans. The reduction in commercial Criticized loans reflected the resolution of problem credits for which reserves had been previously established. The current quarter’s provision for credit losses was $61.7 million less than total NCOs and the provision for credit losses for the first six-month period of 2011 was $177.4 million less than total NCOs (see Credit Quality discussion).
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:
Table 11 — Noninterest Income

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Service charges on deposit accounts	$60,675	$54,324	$55,810	$65,932	$75,934
Mortgage banking income	23,835	22,684	53,169	52,045	45,530
Trust services	30,392	30,742	29,394	26,997	28,399
Electronic banking	31,728	28,786	28,900	28,090	28,107
Insurance income	16,399	17,945	19,678	19,801	18,074
Brokerage income	20,819	20,511	16,953	16,575	18,425
Bank owned life insurance income	17,602	14,819	16,113	14,091	14,392
Automobile operating lease income	7,307	8,847	10,463	11,356	11,842
Securities gains (losses)	1,507	40	(103)	(296)	156
Other income	45,503	38,247	33,843	32,552	28,784

Total noninterest income	$255,767	$236,945	$264,220	$267,143	$269,643

The following table details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:
Table 12 — Mortgage Banking Income

	2011		2010
(dollar amounts in thousands, except as noted)	Second	First	Fourth	Third	Second
Mortgage banking income
Origination and secondary marketing	$11,522	$19,799	$48,236	$35,840	$19,778
Servicing fees	12,417	12,546	11,474	12,053	12,178
Amortization of capitalized servicing	(9,052)	(9,863)	(13,960)	(13,003)	(10,137)
Other mortgage banking income	4,259	3,769	4,789	4,966	3,664

Sub-total	19,146	26,251	50,539	39,856	25,483
MSR valuation adjustment(1)	(8,292)	774	31,319	(12,047)	(26,221)
Net trading gains (losses) related to MSR hedging	12,981	(4,341)	(28,689)	24,236	46,268

Total mortgage banking income	$23,835	$22,684	$53,169	$52,045	$45,530

Mortgage originations (in millions)	$916	$929	$1,827	$1,619	$1,161
Average trading account securities used to hedge MSRs (in millions)	22	46	184	23	28
Capitalized mortgage servicing rights(2)	189,740	202,559	196,194	161,594	179,138
Total mortgages serviced for others (in millions)(2)	16,315	16,456	15,933	15,713	15,954
MSR % of investor servicing portfolio	1.16%	1.23%	1.23%	1.03%	1.12%

Net impact of MSR hedging

MSR valuation adjustment(1)	$(8,292)	$774	$31,319	$(12,047)	$(26,221)
Net trading gains (losses) related to MSR hedging	12,981	(4,341)	(28,689)	24,236	46,268
Net interest income related to MSR hedging	84	99	713	32	58

Net gain (loss) of MSR hedging	$4,773	$(3,468)	$3,343	$12,221	$20,105

(1)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.

(2)	At period end.

2011 Second Quarter versus 2010 Second Quarter
Noninterest income decreased $13.9 million, or 5%, from the year-ago quarter.
Table 13 — Noninterest Income — 2011 Second Quarter vs. 2010 Second Quarter

	Second Quarter		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Service charges on deposit accounts	$60,675	$75,934	$(15,259)	(20)%
Mortgage banking income	23,835	45,530	(21,695)	(48)
Trust services	30,392	28,399	1,993	7
Electronic banking	31,728	28,107	3,621	13
Insurance income	16,399	18,074	(1,675)	(9)
Brokerage income	20,819	18,425	2,394	13
Bank owned life insurance income	17,602	14,392	3,210	22
Automobile operating lease income	7,307	11,842	(4,535)	(38)
Securities gains (losses)	1,507	156	1,351	866
Other income	45,503	28,784	16,719	58

Total noninterest income	$255,767	$269,643	$(13,876)	(5)%

The $13.9 million, or 5%, decrease in total noninterest income from the year-ago quarter reflected:
•	$21.7 million, or 48%, decrease in mortgage banking income. This primarily reflected a $15.4 million decrease in MSR net hedging income and an $8.3 million, or 42%, decrease in origination and secondary marketing income, as originations decreased 21% from the year-ago quarter.
•	$15.3 million, or 20%, decline in service charges on deposit accounts, reflecting lower personal service charges due to the implementation of the amendment to Reg E and lower underlying activity levels.
•	$4.5 million, or 38%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.
Partially offset by:
•	$16.7 million, or 58%, increase in other income, of which $10.8 million was associated with SBA gains and servicing. Also contributing to the growth were increases from the sale of interest rate protection products and capital markets activities.
•	$3.6 million, or 13%, increase in electronic banking income, reflecting an increase in debit card transaction volume and new account growth.
•	$3.2 million, or 22%, increase in bank owned life insurance income.
•	$2.4 million, or 13%, increase in brokerage income, primarily reflecting increased sales of investment products.
•	$2.0 million, or 7%, increase in trust services income, due to a $10.3 billion increase in total trust assets, including a $2.5 billion increase in assets under management. This increase reflected improved market values and net growth in accounts.

2011 Second Quarter versus 2011 First Quarter
Noninterest income increased $18.8 million, or 8%, from the prior quarter.
Table 14 — Noninterest Income — 2011 Second Quarter vs. 2011 First Quarter

	2011		Change
(dollar amounts in thousands)	Second Quarter	First Quarter	Amount	Percent
Service charges on deposit accounts	$60,675	$54,324	$6,351	12%
Mortgage banking income	23,835	22,684	1,151	5
Trust services	30,392	30,742	(350)	(1)
Electronic banking	31,728	28,786	2,942	10
Insurance income	16,399	17,945	(1,546)	(9)
Brokerage income	20,819	20,511	308	2
Bank owned life insurance income	17,602	14,819	2,783	19
Automobile operating lease income	7,307	8,847	(1,540)	(17)
Securities gains	1,507	40	1,467	3,668
Other income	45,503	38,247	7,256	19

Total noninterest income	$255,767	$236,945	$18,822	8%

The $18.8 million, or 8%, increase in total noninterest income from the prior quarter reflected:
•	$7.3 million, or 19%, increase in other income, reflecting SBA gains, higher market-related gains and capital markets income.
•	$6.4 million, or 12%, increase in service charges on deposit accounts, primarily reflecting an increase in personal services charges, mostly due to higher NSF/OD fees.
•	$2.9 million, or 10%, increase in electronic banking income, reflecting higher activity levels.
2011 First Six Months versus 2010 First Six Months
Noninterest income for the first six-month period of 2011 decreased $17.8 million, or 3%, from the comparable year-ago period.
Table 15 — Noninterest Income — 2011 First Six Months vs. 2010 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Service charges on deposit accounts	$114,999	$145,273	$(30,274)	(21)%
Mortgage banking income	46,519	70,568	(24,049)	(34)
Trust services	61,134	56,164	4,970	9
Electronic banking	60,514	53,244	7,270	14
Insurance income	34,344	36,934	(2,590)	(7)
Brokerage income	41,330	35,327	6,003	17
Bank owned life insurance income	32,421	30,862	1,559	5
Automobile operating lease income	16,154	24,145	(7,991)	(33)
Securities gains	1,547	125	1,422	1,138
Other income	83,750	57,853	25,897	45

Total noninterest income	$492,712	$510,495	$(17,783)	(3)%

The following table details mortgage banking income and the net impact of MSR hedging activity for the first six-month period of 2011 and 2010:
Table 16 — Year to Date Mortgage Banking Income and Net Impact of MSR Hedging

	Six Months Ended June 30,		YTD Change 2011 vs 2010
(dollar amounts in thousands, except as noted)	2011	2010	Amount	Percent
Mortgage Banking Income
Origination and secondary marketing	$31,321	$33,364	$(2,043)	(6)%
Servicing fees	24,963	24,596	367	1
Amortization of capitalized servicing	(18,915)	(20,202)	1,287	(6)
Other mortgage banking income	8,028	6,874	1,154	17
Subtotal	45,397	44,632	765	2
MSR valuation adjustment (1)	(7,518)	(31,993)	24,475	(77)
Net trading gains related to MSR hedging	8,640	57,929	(49,289)	(85)

Total mortgage banking income	$46,519	$70,568	$(24,049)	(34)%

Mortgage originations (in millions)	$1,845	$2,030	$(185)	(9)%
Average trading account securities used to hedge MSRs (in millions)	34	23	11	48
Capitalized mortgage servicing rights (2)	189,740	179,138	10,602	6
Total mortgages serviced for others (in millions) (2)	16,315	15,954	361	2
MSR % of investor servicing portfolio	1.16%	1.12%	0.04%	357%

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(7,518)	$(31,993)	$24,475	(77)%
Net trading gains related to MSR hedging	8,640	57,929	(49,289)	(85)
Net interest income related to MSR hedging	183	227	(44)	(19)

Net impact of MSR hedging	$1,305	$26,163	$(24,858)	(95)%

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
The $17.8 million, or 3%, decrease in total noninterest income reflected:
•	$30.3 million, or 21%, decline in service charges on deposit accounts, reflecting lower personal service charges due to the implementation of the amendment to Reg E and lower underlying activity levels.
•	$24.0 million, or 34%, decrease in mortgage banking income. This primarily reflected a $24.9 million decrease in MSR net hedging income and a $2.0 million, or 6%, decrease in origination and secondary marketing income, as originations decreased 9% from the year-ago period.
Partially offset by:
•	$25.9 million, or 45%, increase in other income, of which $20.2 million was associated with SBA gains and loan fees. Also contributing to the growth were increases from the sale of interest rate protection products and capital markets activities.
•	$7.3 million, or 14%, increase in electronic banking income, reflecting an increase in debit card transaction volume and new account growth.
•	$6.0 million, or 17%, increase in brokerage income, primarily reflecting increased sales of investment products.
•	$5.0 million, or 9%, increase in trust services income, due to a $10.3 billion increase in total trust assets, including a $2.5 billion increase in assets under management. This increase reflected improved market values and net growth in accounts.
For additional information regarding noninterest income, see the Legislative and Regulatory section located within the Executive Overview.

Noninterest Expense
(This section should be read in conjunction with Significant Item 1.)
The following table reflects noninterest expense for each of the past five quarters:
Table 17 — Noninterest Expense

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Personnel costs	$218,570	$219,028	$212,184	$208,272	$194,875
Outside data processing and other services	43,889	40,282	40,943	38,553	40,670
Net occupancy	26,885	28,436	26,670	26,718	25,388
Deposit and other insurance expense	23,823	17,896	23,320	23,406	26,067
Professional services	20,080	13,465	21,021	20,672	24,388
Equipment	21,921	22,477	22,060	21,651	21,585
Marketing	20,102	16,895	16,168	20,921	17,682
Amortization of intangibles	13,386	13,370	15,046	15,145	15,141
OREO and foreclosure expense	4,398	3,931	10,502	12,047	4,970
Automobile operating lease expense	5,434	6,836	8,142	9,159	9,667
Other expense	29,921	48,083	38,537	30,765	33,377

Total noninterest expense	$428,409	$430,699	$434,593	$427,309	$413,810

Number of employees (full-time equivalent), at period-end	11,457	11,319	11,341	11,279	11,117
2011 Second Quarter versus 2010 Second Quarter
Noninterest expense increased $14.6 million, or 4%, from the year-ago quarter.
Table 18 — Noninterest Expense — 2011 Second Quarter vs. 2010 Second Quarter

	Second Quarter		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Personnel costs	$218,570	$194,875	$23,695	12%
Outside data processing and other services	43,889	40,670	3,219	8
Net occupancy	26,885	25,388	1,497	6
Deposit and other insurance expense	23,823	26,067	(2,244)	(9)
Professional services	20,080	24,388	(4,308)	(18)
Equipment	21,921	21,585	336	2
Marketing	20,102	17,682	2,420	14
Amortization of intangibles	13,386	15,141	(1,755)	(12)
OREO and foreclosure expense	4,398	4,970	(572)	(12)
Automobile operating lease expense	5,434	9,667	(4,233)	(44)
Other expense	29,921	33,377	(3,456)	(10)

Total noninterest expense	$428,409	$413,810	$14,599	4%

Number of employees (full-time equivalent), at period-end	11,457	11,117	340	3%
The $14.6 million, or 4%, increase in total noninterest expense from the year-ago quarter reflected:
•	$23.7 million, or 12%, increase in personnel costs, primarily reflecting a 3% increase in full-time equivalent staff in support of strategic initiatives, as well as higher benefit related expenses, including costs associated with the reinstatement of our 401(k) plan matching contribution in May 2010.
•	$3.2 million, or 8%, increase in outside data processing and other service, reflecting higher costs associated with the implementation of strategic initiatives.
•	$2.4 million, or 14%, increase in marketing expense, reflecting higher advertising costs.

Partially offset by:
•	$4.3 million, or 18%, decrease in professional services, reflecting lower legal costs, as collection activities declined, and consulting expenses.
•	$4.2 million, or 44%, decline in automobile operating lease expense as that portfolio continued to run-off.
•	$3.5 million, or 10%, decrease in other expense, primarily reflecting a decline in expenses related to representations and warranties losses on mortgage loans sold.
2011 Second Quarter versus 2011 First Quarter
Noninterest expense decreased $2.3 million, or 1%, from the prior quarter.
Table 19 — Noninterest Expense — 2011 Second Quarter vs. 2011 First Quarter

	2011		Change
(dollar amounts in thousands)	Second Quarter	First Quarter	Amount	Percent
Personnel costs	$218,570	$219,028	$(458)	—%
Outside data processing and other services	43,889	40,282	3,607	9
Net occupancy	26,885	28,436	(1,551)	(5)
Deposit and other insurance expense	23,823	17,896	5,927	33
Professional services	20,080	13,465	6,615	49
Equipment	21,921	22,477	(556)	(2)
Marketing	20,102	16,895	3,207	19
Amortization of intangibles	13,386	13,370	16	—
OREO and foreclosure expense	4,398	3,931	467	12
Automobile operating lease expense	5,434	6,836	(1,402)	(21)
Other expense	29,921	48,083	(18,162)	(38)

Total noninterest expense	$428,409	$430,699	$(2,290)	(1)%

Number of employees (full-time equivalent), at period-end	11,457	11,319	138	1%
The $2.3 million, or 1%, decrease in total noninterest expense from the prior quarter reflected:
•	$18.2 million, or 38%, decrease in other expense, primarily reflecting the prior quarter’s $17.0 million addition to litigation reserves.
Partially offset by:
•	$6.6 million, or 49%, increase in professional services, reflecting higher costs supporting regulatory and litigation efforts.
•	$5.9 million, or 33%, temporary increase in deposit and other insurance expenses.
•	$3.6 million, or 9%, increase in outside data processing and other services, reflecting higher appraisal costs and system upgrade expenses.
•	$3.2 million, or 19%, increase in marketing expense, reflecting higher advertising costs.

2011 First Six Months versus 2010 First Six Months
Noninterest expense for the first six-month period of 2011 increased $47.2 million, or 6%, from the comparable year-ago period.
Table 20 — Noninterest Expense — 2011 First Six Months vs. 2010 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Personnel costs	$437,598	$378,517	$59,081	16%
Outside data processing and other services	84,171	79,752	4,419	6
Net occupancy	55,321	54,474	847	2
Deposit and other insurance expense	41,719	50,822	(9,103)	(18)
Professional services	33,545	47,085	(13,540)	(29)
Equipment	44,398	42,209	2,189	5
Marketing	36,997	28,835	8,162	28
Amortization of intangibles	26,756	30,287	(3,531)	(12)
OREO and foreclosure expense	8,329	16,500	(8,171)	(50)
Automobile operating lease expense	12,270	19,733	(7,463)	(38)
Other expense	78,004	63,689	14,315	22

Total noninterest expense	$859,108	$811,903	$47,205	6%

The $47.2 million, or 6%, increase in total noninterest expense reflected:
•	$59.1 million, or 16%, increase in personnel costs, primarily reflecting an increase in full-time equivalent staff in support of strategic initiatives, as well as higher benefit related expenses, including the reinstatement of our 401(k) plan matching contribution in May of 2010.
•	$14.3 million, or 22%, increase in other expense, primarily reflecting the 2011 first quarter $17.0 million addition to litigation reserves.
•	$8.2 million, or 28%, increase in marketing expense, reflecting higher advertising costs.
Partially offset by:
•	$13.5 million, or 29%, decrease in professional services, reflecting lower legal costs, as collection activities declined, and consulting expenses.
•	$8.2 million, or 50%, decline in OREO and foreclosure expenses as OREO balances declined 72% in the current period.
•	$7.5 million, or 38%, decline in automobile operating lease expense as that portfolio continued to run-off having exited that business in 2008.
Provision for Income Taxes
(This section should be read in conjunction with Significant Item 2.)
The provision for income taxes in the 2011 second quarter was $49.0 million. This compared with a provision for income taxes of $34.7 million in the 2011 first quarter and a provision for income taxes of $13.3 million in the 2010 second quarter. All three quarters include the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At June 30, 2011, we had a net deferred tax asset of $432.7 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at June 30, 2011. The total disallowed deferred tax asset for regulatory capital purposes decreased to $48.2 million at June 30, 2011, from $89.9 million at March 31, 2011.
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
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our available-for-sale and other investment securities portfolio (see Investment Securities Portfolio discussion). While there is credit risk associated with derivative activity, we believe this exposure is minimal. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our focusing significant resources to the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. The continued expansion of our portfolio management resources demonstrates our commitment to maintaining an aggregate moderate-to-low risk profile.
Loan and Lease Credit Exposure Mix
At June 30, 2011, our loans and leases totaled $39.1 billion, representing a $1.0 billion, or 3%, increase compared to $38.1 billion at December 31, 2010, primarily reflecting growth in the consumer loan portfolio. The automobile portfolio represented 56% of the total consumer portfolio growth, reflecting an increase in automobile sales across the industry, as well as our expansion into the New England market. The home equity and residential mortgage portfolios both increased modestly compared to December 31, 2010. All of the growth within the consumer portfolio was consistent with our focus on high quality borrowers. Total commercial loans were little changed as the growth in the C&I portfolio was offset by a decline in the CRE portfolio.
At June 30, 2011, commercial loans and leases totaled $19.7 billion, and represented 50% of our total credit exposure. Our commercial portfolio is diversified along product type, size, and geography within our footprint and is comprised of the following (see Commercial Credit discussion):
C&I — C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to grow our C&I portfolio, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. Also, our Equipment Finance area is targeting larger equipment financings in the manufacturing sector in addition to our core products. We also expanded our large corporate banking group with sufficient resources to ensure we appropriately recognize and manage the risks associated with these types of lending.
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

Total consumer loans and leases were $19.4 billion at June 30, 2011, and represented 50% of our total loan and lease credit exposure. The consumer portfolio was primarily diversified among home equity loans and lines-of-credit, residential mortgages, and automobile loans and leases (see Consumer Credit discussion).
Automobile — Automobile loans and leases are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at June 30, 2011. Our automobile lease portfolio represents an immaterial portion of the total portfolio as we exited the automobile leasing business during the 2008 fourth quarter.
Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or second-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s performance, and providing a positive basis regarding the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including debt-to-income policies and LTV policy limits.
Residential mortgage — Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, the majority of the loans in our portfolio are ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. These loans comprised approximately 54% of our total residential mortgage loan portfolio at June 30, 2011. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. This activity has increased recently reflecting the overall market conditions and GSE activity and an appropriate level of allowance has been established to address the repurchase risk inherent in the portfolio (refer to the Operational Risk section for additional discussion).
Other consumer — This portfolio primarily consists of consumer loans not secured by real estate or automobiles, including personal unsecured loans.
Table 21 — Loan and Lease Portfolio Composition

	2011				2010
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial:(1)
Commercial and industrial	$13,544	34%	$13,299	35%	$13,063	34%	$12,425	33%	$12,392	34%
Commercial real estate:
Construction	591	2	587	2	650	2	738	2	1,106	3
Commercial	5,573	14	5,711	15	6,001	16	6,174	16	6,078	16

Total commercial real estate	6,164	16	6,298	17	6,651	18	6,912	18	7,184	19

Total commercial	19,708	50	19,597	52	19,714	52	19,337	51	19,576	53

Consumer:
Automobile	6,190	16	5,802	15	5,614	15	5,385	14	4,847	13
Home equity	7,952	20	7,784	20	7,713	20	7,690	21	7,510	20
Residential mortgage	4,751	12	4,517	12	4,500	12	4,511	12	4,354	12
Other consumer	525	2	546	1	566	1	578	2	683	2

Total consumer	19,418	50	18,649	48	18,393	48	18,164	49	17,394	47

Total loans and leases	$39,126	100%	$38,246	100%	$38,107	100%	$37,501	100%	$36,970	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:
Table 22 — Loan and Lease Portfolio by Collateral Type

	2011				2010
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Secured loans:
Real estate — commercial	$9,781	25%	$9,931	26%	$10,389	27%	$10,516	28%	$10,698	29%
Real estate — consumer	12,703	32	12,300	32	12,214	32	12,201	33	11,968	32
Vehicles	7,594	19	7,333	19	7,134	19	6,652	18	6,054	16
Receivables/Inventory	4,171	11	3,819	10	3,763	10	3,524	9	3,511	9
Machinery/Equipment	1,784	5	1,787	5	1,766	5	1,763	5	1,812	5
Securities/Deposits	802	2	778	2	734	2	730	2	780	2
Other	1,095	3	1,139	3	990	2	1,097	2	1,120	4

Total secured loans and leases	37,930	97	37,087	97	36,990	97	36,483	97	35,943	97
Unsecured loans and leases	1,196	3	1,159	3	1,117	3	1,018	3	1,027	3

Total loans and leases	$39,126	100%	$38,246	100%	$38,107	100%	$37,501	100%	$36,970	100%

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
All loans categorized as Classified (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements) are managed by our SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the adequacy of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
Our commercial portfolio is diversified by customer size, as well as geographically throughout our footprint. No outstanding commercial loans and leases comprised an industry or geographic concentration of lending. Certain segments of our commercial portfolio are discussed in further detail below.
C&I PORTFOLIO
We manage the risks inherent in this portfolio through origination policies, concentration limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.
While C&I borrowers have been challenged by the weak economy, problem loans have trended downward, reflecting a combination of proactive risk identification as well as some relative improvement in the economic conditions. Nevertheless, some borrowers may no longer have sufficient capital to withstand the extended stress. As a result, these borrowers may not be able to comply with the original terms of their credit agreements. We continue to focus attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty and to assess all potential solutions. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages.

As shown in the following table, C&I loans and leases totaled $13.5 billion at June 30, 2011:
Table 23 — Commercial and Industrial Loans and Leases by Class

	June 30, 2011
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent
Class:
Owner occupied	$4,259	21%	$3,870	29%
Other commercial and industrial	16,288	79	9,674	71

Total	$20,547	100%	$13,544	100%

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
A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $4.0 billion at June 30, 2011, representing 65% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable.
A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $2.6 billion at December 31, 2010, to $2.2 billion at June 30, 2011, and represented 35% of total CRE loans. Of the loans in the noncore portfolio at June 30, 2011, 62% were categorized as Pass, 95% had guarantors, 99% were secured, and 95% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.3 billion, or 12%, of related outstanding balances, are classified as NALs. SAD administered $1.0 billion, or 45%, of total noncore CRE loans at June 30, 2011. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

The table below provides a segregation of the CRE portfolio as of June 30, 2011:
Table 24 — Core Commercial Real Estate Loans by Property Type and Property Location

	June 30, 2011
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total Amount	%

Core portfolio:
Retail properties	$488	$91	$74	$93	$8	$39	$30	$344	$1,167	19%
Office	330	103	95	18	10	1	38	52	647	10
Multi family	269	85	60	32	30	1	26	60	563	9
Industrial and warehouse	237	81	21	43	3	2	6	83	476	8
Other commercial real estate	725	128	38	48	—	20	53	120	1,132	18

Total core portfolio	2,049	488	288	234	51	63	153	659	3,985	65
Total noncore portfolio	1,200	366	131	185	30	102	49	116	2,179	35

Total	$3,249	$854	$419	$419	$81	$165	$202	$775	$6,164	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:
Table 25 — Commercial Real Estate — Core vs. Noncore Portfolios

	June 30, 2011
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,985	$11	$140	3.51%	3.78%	$26

Noncore — SAD (2)	988	322	236	23.89	42.60	240
Noncore — Other	1,191	13	95	7.98	8.97	26

Total noncore	2,179	335	331	15.19	26.49	266

Total commercial real estate	$6,164	$346	$471	7.64%	12.55%	$292

	December 31, 2010
Total core	$4,042	$5	$160	3.96%	4.08%	$16

Noncore — SAD (2)	1,400	379	329	23.50	39.80	307
Noncore — Other	1,209	5	105	8.68	9.06	41

Total noncore	2,609	384	434	16.63	27.33	348

Total commercial real estate	$6,651	$389	$594	8.93%	13.96%	$364

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).

(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.
As shown in the above table, the ending balance of the CRE portfolio at June 30, 2011, declined $0.5 billion, or 7%, compared with December 31, 2010. Of this decline, 85% occurred in the noncore segment of the portfolio administered by the SAD, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to maintaining an aggregate moderate-to-low risk profile. We anticipate further noncore CRE declines in future periods based on our strategy to reduce our overall CRE exposure. The reduction in the core segment is a result of limited origination activity reflecting our strategy to reduce our overall CRE exposure. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions.
Also as shown above, substantial reserves for the noncore portfolio have been established. At June 30, 2011, the ACL related to the noncore portfolio was 15.19%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. We believe the combined credit activity is appropriate for each of the CRE segments.

Retail Properties
Our portfolio of total CRE loans secured by retail properties totaled $1.7 billion, or approximately 4%, of total loans and leases, at June 30, 2011. Loans within this portfolio segment declined $0.1 billion, or 5%, from $1.8 billion at December 31, 2010. Credit approval in this portfolio segment is generally dependent on preleasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
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
RESIDENTIAL-SECURED PORTFOLIOS
The properties securing our residential mortgage and home equity portfolios are primarily located within our footprint. The continued stress on home prices has caused the performance in these portfolios to remain weaker than historical levels. We continue to evaluate all of our policies and processes associated with managing these portfolios to provide as much clarity as possible.
In the 2011 first quarter, we implemented a more conservative position regarding NCOs in our residential mortgage portfolio by accelerating the timing of charge-off recognition. In addition, we established an immediate charge-off process regardless of the delinquency status for short sale situations. Both of these policy changes resulted in accelerated recognition of residential mortgage charge-offs totaling $6.8 million in the 2011 first quarter. Further, in the 2011 second quarter, we implemented a policy change regarding the placement of loans on nonaccrual status in both our home equity and residential mortgage portfolios. This policy change resulted in accelerated placement of loans on nonaccrual status totaling $6.7 million in the home equity portfolio and $8.0 million in the residential mortgage portfolio.
Table 26 — Selected Home Equity and Residential Mortgage
Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by second-lien
	06/30/11	12/31/10	06/30/11	12/31/10	06/30/11	12/31/10
Ending balance	$3,398	$3,041	$4,554	$4,672	$4,751	$4,500
Portfolio weighted average LTV ratio(1)	70%	70%	80%	80%	78%	77%
Portfolio weighted average FICO score(2)	748	745	734	733	729	721

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by second-lien
	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Originations	$918	$552	$435	$329	$751	$694
Origination weighted average LTV ratio(1)	71%	69%	82%	78%	84%	80%
Origination weighted average FICO score(2)	768	765	758	755	757	761

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.
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
At June 30, 2011, approximately 43% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the first six-month period of 2011, more than 65% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the required interest-only amount. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services.
We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high quality borrowers. However, continued declines in housing prices have decreased the value of the collateral for this portfolio and have caused a portion of the portfolio to have an LTV greater than 100%.
For certain home equity loans and lines-of-credit, we may utilize an AVM or an other model-driven value estimate during the credit underwriting process. We utilize a series of credit parameters to determine the appropriate valuation methodology. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis, specifically related to the December 2010 FFIEC guidelines regarding property valuation. The intent of these guidelines is to ensure complete independence in the requesting and review of real estate valuations associated with loan decisions. We are committed to appropriate valuations for all of our real estate lending, and do not anticipate significant impacts to our loan decision process as a result of these guidelines. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.
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
A majority of the loans in our portfolio have adjustable rates. These ARMs comprised approximately 54% of our total residential mortgage loan portfolio at June 30, 2011. At June 30, 2011, ARM loans that were expected to have rates reset totaled $1.6 billion through 2014. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in value. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Our ARM portfolio has performed substantially better than the fixed-rate portfolio in part due to this proactive management process. Additionally, when borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.

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
Credit quality performance in the 2011 second quarter reflected continued improvement in the loan portfolio relating to NCO activity, as well as some improvement in delinquency trends. Key credit quality metrics also showed improvement, including a 5% decline in NPAs and an 11% decline in the level of Criticized commercial loans compared to the prior quarter. The reduction in NPAs was achieved despite a more conservative policy on residential mortgage and home equity loans implemented during the current quarter. New NPA inflows increased in the current quarter compared to the prior quarter as a result of the more conservative policy. We anticipate lower inflows in future quarters.
Our ACL declined $63.3 million to $1,112.2 million, or 2.84% of period-end loans and leases at June 30, 2011, from $1,175.4 million, or 3.07% at March 31, 2011. This decline reflected a reduction to the commercial-related ACL as a result of an overall reduction in the level of commercial Criticized loans and NCOs on loans with specific reserves, partially offset by a slight increase in the consumer-related ACL as a result of consumer loan growth.
NPAs, NALs, AND TDRs
NPAs and NALs
(This section should be read in conjunction with the Franklin-related Impacts section.)
NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) impaired loans held for sale, (3) OREO properties, and (4) other NPAs. Any loan in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.
C&I and CRE loans are placed on nonaccrual status at 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien and second-lien home equity loans are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:
Table 27 — Nonaccrual Loans and Leases and Nonperforming Assets

	2011		2010
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Nonaccrual loans and leases:
Commercial and industrial	$229,327	$260,397	$346,720	$398,353	$429,561
Commercial real estate	291,500	305,793	363,692	478,754	663,103
Residential mortgage	59,853	44,812	45,010	82,984	86,486
Home equity	33,545	25,255	22,526	21,689	22,199

Total nonaccrual loans and leases	614,225	636,257	777,948	981,780	1,201,349
Other real estate owned, net
Residential	20,803	28,668	31,649	65,775	71,937
Commercial	17,909	25,961	35,155	57,309	67,189

Total other real estate owned, net	38,712	54,629	66,804	123,084	139,126
Impaired loans held for sale(1)	—	—	—	—	242,227

Total nonperforming assets	$652,937	$690,886	$844,752	$1,104,864	$1,582,702

Nonaccrual loans as a % of total loans and leases	1.57%	1.66%	2.04%	2.62%	3.25%
Nonperforming assets ratio(2)	1.67	1.80	2.21	2.94	4.24

Nonperforming Franklin assets:
Residential mortgage	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
OREO	883	5,971	9,477	15,330	24,515
Impaired loans held for sale	—	—	—	—	242,227

Total nonperforming Franklin assets	$883	$5,971	$9,477	$15,330	$266,742

(1)	The June 30, 2010, figure represents NALs associated with the transfer of Franklin-related residential mortgage and home equity loans to loans held for sale. Loans held for sale are carried at the lower of cost or fair value less costs to sell.

(2)	This ratio is calculated as NPAs divided by the sum of loans and leases, impaired loans held for sale, and net other real estate.
The $37.9 million decline in NPAs compared with March 31, 2011, primarily reflected:
•	$31.1 million, or 12%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific geographic concentration. The reduction was achieved despite an increase in the level of new NALs compared to the prior quarter level. The increased inflows was primarily the result of one large relationship.
•	$14.3 million, or 5%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. The reduction was achieved despite an increase in the level of new NALs compared to the prior quarter level. The increased level of inflows was primarily centered in three relatively large relationships, and we do not believe this increase to be an indication of a reversal of the overall declining trend of new NALs. We continue to be focused on early recognition of risks through our on-going portfolio management processes.
•	$15.9 million, or 29%, decline in OREO, primarily reflecting continued declines in both the commercial and residential segments. We continue to be active in the on-going management of our OREO portfolio as lower inflow levels combined with aggressive sales activities resulted in the continued declining trend in our OREO levels.
Partially offset by:
•	$15.0 million, or 34%, increase in residential mortgage NALs, primarily reflecting a change to our nonaccrual policy (see Consumer Credit section).
•	$8.3 million, or 33%, increase in home equity NALs, primarily reflecting a change to our nonaccrual policy (see Consumer Credit section).

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.
Compared with December 31, 2010, NPAs decreased $191.8 million, or 23%, primarily reflecting:
•	$117.4 million, or 34%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease.
•	$72.2 million, or 20%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. This decline was a direct result of our on-going proactive management of these credits by our SAD.
•	$28.1 million, or 42%, decrease in OREO properties, reflecting lower inflow levels combined with aggressive sales activities.
Partially offset by:
•	$14.8 million, or 33%, increase in residential mortgage NALs, primarily reflecting a change in our nonaccrual policy (see Consumer Credit section).
•	$11.0 million, or 49%, increase in home equity NALs, primarily reflecting a change in our nonaccrual policy (see Consumer Credit section).
NPA activity for each of the past five quarters was as follows:
Table 28 — Nonperforming Asset Activity

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Nonperforming assets, beginning of period	$690,886	$844,752	$1,104,864	$1,582,702	$1,918,368
New nonperforming assets	210,255	192,044	237,802	278,388	171,595
Franklin-related impact, net	(5,088)	(3,506)	(5,853)	(251,412)	(86,715)
Returns to accruing status	(68,429)	(70,886)	(100,051)	(111,168)	(78,739)
Loan and lease losses	(74,945)	(128,730)	(126,047)	(151,013)	(173,159)
Other real estate owned gains (losses)	388	1,492	(5,117)	(5,302)	2,483
Payments	(73,009)	(87,041)	(191,296)	(210,612)	(140,881)
Sales	(27,121)	(57,239)	(69,550)	(26,719)	(30,250)

Nonperforming assets, end of period	$652,937	$690,886	$844,752	$1,104,864	$1,582,702

As discussed previously, residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, and first-lien and second-lien home equity loans and lines-of-credit are placed on nonaccrual status at 150-days past due and 120-days past due, respectively.

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five quarters:
Table 29 — Accruing Past Due Loans and Leases

	2011		2010
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Accruing loans and leases past due 90 days or more:
Commercial and industrial	$—	$—	$—	$—	$—
Residential mortgage (excluding loans guaranteed by the U.S. government)	33,975	41,858	53,983	56,803	47,036
Home equity	17,451	24,130	23,497	27,160	26,797
Other consumer	6,227	7,578	10,177	11,423	9,533

Total, excl. loans guaranteed by the U.S. government	57,653	73,566	87,657	95,386	83,366
Add: loans guaranteed by the U.S. government	76,979	94,440	98,288	94,249	95,421

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$134,632	$168,006	$185,945	$189,635	$178,787

Ratios: (1)

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.15%	0.19%	0.23%	0.25%	0.23%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.19	0.25	0.26	0.26	0.26

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.34	0.44	0.49	0.51	0.49

(1)	Ratios are calculated as a percentage of related loans and leases.
Loans guaranteed by the U.S. government accrue interest at the rate guaranteed by the government agency. We are reimbursed from the government agency for reasonable expenses incurred in servicing loans. The FHA reimburses us for 66% of expenses, and the VA reimburses us at a maximum percentage of guarantee which is established for each individual loan. We have not experienced either material losses in excess of guarantees caps or significant delays or rejected claims from the related government entity.
The over 90-day delinquency ratio for total loans not guaranteed by a U.S. government agency was 0.15% at June 30, 2011, representing an 8 basis point decline compared with December 31, 2010. This decline reflected the sale of certain loans in this category.
TDR Loans
TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Our ALLL is largely driven by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.
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
Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including restructured loans, are reported as accrual or nonaccrual based upon delinquency status. NALs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.
Residential mortgage loan TDR classifications resulted in an impairment adjustment of $0.2 million during the 2011 second quarter, and $2.2 million for the first six-month period of 2011. Prior to the TDR classification, residential mortgage loans individually had minimal ALLL associated with them because the ALLL is calculated on a total pooled-portfolio basis.
Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. We make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs. The TDR classification for these other consumer loans resulted in an impairment adjustment of $0.2 million during the 2011 second quarter, and $0.7 million for the first six-month period of 2011.
Commercial loan TDRs — Commercial accruing TDRs represent loans most often rated as Classified and are no more than 90-days past due on contractual principal and interest, but undergo a modification. Accruing TDRs often result from loans rated as Classified receiving a concession at terms that are not considered a market transaction for us. The TDR remains in accruing status as long as the customer is less than 90 days past due on payments per the restructured loan terms and no loss is probable.
Commercial nonaccrual TDRs result from either: (1) an accruing commercial TDR being placed on nonaccrual status (at June 30, 2011, approximately $7.3 million of our commercial nonaccrual TDRs represented this situation); or (2) a workout where an existing commercial NAL is restructured and a concession is given. At June 30, 2011, approximately $70.4 million of our commercial nonaccrual TDRs resulted from such workouts. Frequently, these workouts restructure the NAL so that two or more new notes are created. The primary note is underwritten based upon our normal underwriting standards at current market rates and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the secondary note(s) vary by situation, and may include notes that defer interest payments until after the primary note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows us to right-size a loan based upon the current expectations for a project’s performance. If we believe the outstanding balance will be collected, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six-month period could extend before or after the restructure date. Subordinated notes created in the workout are charged-off immediately. If, during or after the restructuring, a charge-off occurs, any interest or principal payments received are applied to first reduce the outstanding balance. After the outstanding balance has been satisfied, any further payments are recorded as recoveries.
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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:
Table 30 — Accruing and Nonaccruing Troubled Debt Restructured Loans

	2011		2010
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Troubled debt restructured loans — accruing:
Residential mortgage	$313,772	$333,492	$328,411	$304,356	$281,473
Other consumer	75,036	78,488	76,586	73,210	65,061
Commercial	240,126	206,462	222,632	157,971	141,353

Total troubled debt restructured loans — accruing	628,934	618,442	627,629	535,537	487,887
Troubled debt restructured loans — nonaccruing:
Residential mortgage	14,378	8,523	5,789	10,581	11,337
Other consumer	140	14	—	—	—
Commercial	77,745	37,858	33,462	33,236	90,266

Total troubled debt restructured loans — nonaccruing	92,263	46,395	39,251	43,817	101,603

Total troubled debt restructured loans	$721,197	$664,837	$666,880	$579,354	$589,490

ACL
(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)
We maintain two reserves, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs, recoveries, decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.
A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2011 second quarter was $35.8 million, compared with $49.4 million in the prior quarter and $193.4 million in the year-ago quarter. The decline in provision expense reflects improved credit migration as shown by a combination of lower NCOs and the reduction of commercial Criticized loans.
We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, we also consider the impact of declining residential real estate values and the diversification of CRE loans, particularly loans secured by retail properties.
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, Criticized, and Classified loans have significantly improved in recent quarters despite the decline in the ACL level. For example, the ACL coverage ratio associated with NALs was 181% at June 30, 2011, compared with 166% at December 31, 2010 and 120% at June 30, 2010.

The table below reflects activity in the ALLL and the AULC for each of the last five quarters:
Table 31 — Quarterly Allowance for Credit Losses Analysis

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Allowance for loan and lease losses, beginning of period	$1,133,226	$1,249,008	$1,336,352	$1,402,160	$1,477,969
Loan and lease losses	(128,701)	(199,007)	(205,587)	(221,144)	(312,954)
Recoveries of loans previously charged-off	31,167	33,924	33,336	36,630	33,726

Net loan and lease losses	(97,534)	(165,083)	(172,251)	(184,514)	(279,228)

Provision for loan and lease losses	36,948	49,301	84,907	118,788	203,633
Allowance for assets sold	(1,514)	—	—	(82)	(214)

Allowance for loan and lease losses, end of period	$1,071,126	$1,133,226	$1,249,008	$1,336,352	$1,402,160

Allowance for unfunded loan commitments and letters of credit, beginning of period	$42,211	$42,127	$40,061	$39,689	$49,916
Provision for (reduction in) unfunded loan commitments and letters of credit losses	(1,151)	84	2,066	372	(10,227)

Allowance for unfunded loan commitments and letters of credit, end of period	$41,060	$42,211	$42,127	$40,061	$39,689

Total allowance for credit losses, end of period	$1,112,186	$1,175,437	$1,291,135	$1,376,413	$1,441,849

Allowance for loan and lease losses as % of:

Total loans and leases	2.74%	2.96%	3.28%	3.56%	3.79%
Nonaccrual loans and leases	174	178	161	136	117
Nonperforming assets	164	164	148	121	89

Total allowance for credit losses as % of:
Total loans and leases	2.84%	3.07%	3.39%	3.67%	3.90%
Nonaccrual loans and leases	181	185	166	140	120
Nonperforming assets	170	170	153	125	91
The reduction in the ALLL, compared with both March 31, 2011, and December 31, 2010, reflected a decline in the commercial portfolio ALLL as a result of NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss. As shown in the table below, commercial Criticized loans declined $0.3 billion from March 31, 2011, and $0.7 billion from December 31, 2010, reflecting significant upgrade and payment activity.
Table 32 — Criticized Commercial Loan Activity

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

Criticized commercial loans, beginning of period	$2,660,792	$3,074,481	$3,637,533	$4,106,602	$4,608,610
New additions / increases	250,422	169,884	289,850	407,514	280,353
Advances	44,442	61,516	52,282	75,386	79,392
Upgrades to Pass	(271,698)	(238,518)	(382,713)	(391,316)	(409,092)
Payments	(231,819)	(294,564)	(401,302)	(408,698)	(331,145)
Loan losses	(72,989)	(112,008)	(121,169)	(151,955)	(121,516)

Criticized commercial loans, end of period	$2,379,150	$2,660,792	$3,074,481	$3,637,533	$4,106,602

The entire loan and lease portfolio has shown steadily improving credit quality trends throughout 2010 and 2011, and we believe that early identification of problem loans and aggressive action plans for these problem loans, combined with originating high quality new loans will result in continued improvement in our key credit quality metrics. However, the continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged during the first six-month period of 2011. These additional risks include the U.S. debt ceiling discussions, the budget issues in local governments, the political instability in the Middle East with its ramifications on the cost of oil, European instability, and the flattening of the economic growth in the current quarter compared to the prior quarter. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate a continued high unemployment rate and the concern around the U.S., state, and local government budget issues will impact the financial condition of some of our retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs experienced over the past three years. We do not anticipate any meaningful economic improvement in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the operating environment.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:
Table 33 — Allocation of Allowance for Credit Losses (1)

	2011				2010
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,

Commercial
Commercial and industrial	$281,016	35%	$299,564	35%	$340,614	34%	$353,431	33%	$426,767	34%
Commercial real estate	463,874	16	511,068	17	588,251	18	654,219	18	695,778	19

Total commercial	744,890	51	810,632	52	928,865	52	1,007,650	51	1,122,545	53

Consumer
Automobile	55,428	16	50,862	15	49,488	15	44,505	14	41,762	13
Home equity	146,444	20	149,370	20	150,630	20	154,323	21	117,708	20
Residential mortgage	98,992	12	96,741	12	93,289	12	93,407	12	79,105	12
Other consumer	25,372	1	25,621	1	26,736	1	36,467	2	41,040	2

Total consumer	326,236	49	322,594	48	320,143	48	328,702	49	279,615	47

Total allowance for loan and lease losses	1,071,126	100%	1,133,226	100%	1,249,008	100%	1,336,352	100%	1,402,160	100%

Allowance for unfunded loan commitments	41,060		42,211		42,127		40,061		39,689

Total allowance for credit losses	$1,112,186		$1,175,437		$1,291,135		$1,376,413		$1,441,849

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.
The consumer-related ALLL at June 30, 2011, increased $6.1 million, or 2%, from December 31, 2010, primarily reflecting increased loan-related balances over the first six-month period of 2011. The home equity-related ALLL decreased slightly as a result of lower delinquency levels, and to a lesser extent, improvement in the weighted average FICO score for the portfolio.
The table below reflects activity in the ALLL and AULC for the first six-month periods ended June 30, 2011 and 2010.
Table 34 — Year to Date Allowance for Credit Losses Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2011	2010
Allowance for loan and lease losses, beginning of period	$1,249,008	$1,482,479
Loan and lease losses	(327,708)	(577,176)
Recoveries of loans previously charged-off	65,091	59,467

Net loan and lease losses	(262,617)	(517,709)
Provision for loan and lease losses	86,249	437,604
Allowance for assets sold	(1,514)	(214)

Allowance for loan and lease losses, end of period	$1,071,126	$1,402,160

Allowance for unfunded loan commitments and letters of credit, beginning of period	$42,127	$48,879
Provision for (reduction in) unfunded loan commitments and letters of credit losses	(1,067)	(9,190)
Allowance for unfunded loan commitments and letters of credit, end of period	$41,060	$39,689

Total allowance for credit losses	$1,112,186	$1,441,849

Allowance for loan and lease losses as % of:
Total loans and leases	2.74%	3.79%
Nonaccrual loans and leases	174	117
Nonperforming assets	164	89

Total allowance for credit losses as % of:
Total loans and leases	2.84%	3.90%
Nonaccrual loans and leases	181	120
Nonperforming assets	170	91

NCOs
(This section should be read in conjunction with Significant Item 2 and the Franklin-related Impacts section.)
Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.

The following table reflects NCO detail for each of the last five quarters.
Table 35 — Quarterly Net Charge-off Analysis

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$18,704	$42,191	$59,124	$62,241	$58,128
Commercial real estate:
Construction	4,145	28,400	11,084	17,936	45,562
Commercial	23,450	39,283	33,787	45,725	36,169

Commercial real estate	27,595	67,683	44,871	63,661	81,731

Total commercial	46,299	109,874	103,995	125,902	139,859

Consumer:
Automobile	2,255	4,712	7,035	5,570	5,436
Home equity(1)	25,441	26,715	29,175	27,827	44,470
Residential mortgage(2), (3)	16,455	18,932	26,775	18,961	82,848
Other consumer	7,084	4,850	5,271	6,254	6,615

Total consumer	51,235	55,209	68,256	58,612	139,369

Total net charge-offs	$97,534	$165,083	$172,251	$184,514	$279,228

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.56%	1.29%	1.85%	2.01%	1.90%
Commercial real estate:
Construction	2.99	18.59	6.19	7.25	14.25
Commercial	1.65	2.66	2.22	3.01	2.38

Commercial real estate	1.77	4.15	2.64	3.60	4.44

Total commercial	0.94	2.24	2.13	2.59	2.85

Consumer:
Automobile	0.15	0.33	0.51	0.43	0.47
Home equity(1)	1.29	1.38	1.51	1.47	2.36
Residential mortgage(2), (3)	1.44	1.70	2.42	1.73	7.19
Other consumer	5.27	3.47	3.66	3.83	3.81

Total consumer	1.08	1.20	1.50	1.32	3.19

Net charge-offs as a % of average loans	1.01%	1.73%	1.82%	1.98%	3.01%

(1)	The 2010 second quarter included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $1,262 thousand of other Franklin-related net charge-offs.

(2)	The 2010 second quarter included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $3,403 thousand of other Franklin-related net charge-offs.

(3)	The 2010 fourth quarter included net charge-offs of $16,389 thousand related to the sale of certain underperforming residential mortgage loans.
In assessing NCO trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. The allowance for loans established at origination is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the allowance is increased or decreased as warranted. If the quality of a loan has deteriorated, it migrates to a lower quality risk rating, requiring a higher reserve amount. Charge-offs, if necessary, are generally recognized in a period after the specific allowance was established. If the previously established allowance exceeds that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the allowance could be recognized. In summary, if loan quality deteriorates, the typical credit sequence would be periods of allowance building, followed by periods of higher NCOs as the previously established allowance is utilized. Additionally, an increase in the allowance either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific allowance or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the allowance or an expectation of higher future NCOs.

2011 Second Quarter versus 2011 First Quarter
C&I NCOs declined $23.5 million, or 56%. CRE NCOs decreased $40.1 million, or 59%. These declines were evident across our geographic footprint and generally associated with small relationships. The performance of both portfolios was consistent with our expectations. Based on asset quality trends, we continue to anticipate this lower level of CRE NCOs in future quarters.
Automobile NCOs declined $2.5 million, or 52%, and reflected historically lower delinquency levels during the current quarter, the continued high credit quality of originations, and a strong resale market for used vehicles.
Home equity NCOs declined $1.3 million, or 5%. This performance was consistent with our expectations for the portfolio given the economic conditions in our markets. We continue to manage the default rate through focused delinquency monitoring as virtually all defaults for second-lien home equity loans incur significant losses primarily due to insufficient equity in the collateral property.
Residential mortgage NCOs declined $2.5 million, or 13%. The current quarter included Franklin-related net charge-offs of $0.6 million, and the prior quarter included $6.8 million of NCOs related to a change in loss recognition policy (see Consumer Credit section) and Franklin-related net recoveries of $3.1 million. Excluding these impacts, residential mortgage NCOs increased $0.7 million, consistent with our expectations.
The following table reflects NCO activity for the first six-month periods ended June 30, 2011 and 2010.

Table 36 — Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2011	2010
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$60,895	$133,567
Commercial real estate:
Construction	32,545	79,988
Commercial	62,733	87,042

Commercial real estate	95,278	167,030

Total commercial	156,173	300,597

Consumer:

Automobile	6,967	13,967
Home equity(1)	52,156	82,371
Residential mortgage(2)	35,387	107,159
Other loans	11,934	13,615

Total consumer	106,444	217,112

Total net charge-offs	$262,617	$517,709

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.92%	2.18%
Commercial real estate:
Construction	11.18	11.90
Commercial	2.17	2.82

Commercial real estate	2.99	4.44

Total commercial	1.59	3.04

Consumer:

Automobile	0.24	0.63
Home equity(1)	1.34	2.18
Residential mortgage(2)	1.57	4.72
Other loans	4.36	3.84

Total consumer	1.14	2.52

Net charge-offs as a % of average loans	1.37%	2.80%

(1)	The 2010 first six-month period included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $4,991 thousand of other Franklin-related net charge-offs.

(2)	The 2010 first six-month period included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $11,525 thousand of other Franklin-related net charge-offs.
2011 First Six Months versus 2010 First Six Months
C&I NCOs decreased $72.7 million, or 54%. CRE NCOs decreased $71.8 million, or 43%. These declines primarily reflected significant credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices.
Automobile NCOs decreased $7.0 million, or 50%, reflected our consistent high quality origination profile, as well as a continued strong market for used automobiles. This focus on origination quality has been the primary driver for the improvement in this portfolio in the current period compared with the year-ago period. Origination quality remained high.

Home equity NCOs declined $30.2 million, or 37%. The first six-month period of 2010 included $19.7 million of Franklin-related NCOs compared with no Franklin-related NCOs in the current period. Excluding the Franklin-related impacts, home equity NCOs decreased $10.5 million compared with the first six-month period of 2010. The performance was consistent with our expectations for the portfolio.
Residential mortgage NCOs declined $71.8 million, or 67%. The first six-month period of 2010 included $72.3 million of Franklin-related net charge-offs, while the first six-month period of 2011 included $6.8 million of NCOs related to a change in loss recognition policy (see Consumer Credit section) and Franklin-related net recoveries of $2.5 million. Excluding these impacts, residential mortgage NCOs decreased $3.8 million compared with the first six-month period of 2010. The performance was consistent with our expectations for the portfolio.
AVAILABLE-FOR-SALE AND OTHER SECURITIES PORTFOLIO
(This section should be read in conjunction with Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.)
During the first six-month period of 2011, we recorded $4.3 million of credit OTTI losses. This amount was comprised of $3.2 million related to the pooled-trust-preferred securities, $0.9 million related to the CMO securities, and $0.2 million related to the Alt-A mortgage-backed securities. Given the continued disruption in the housing markets, we may be required to recognize additional credit OTTI losses in future periods with respect to our available-for-sale and other securities portfolio. The amount and timing of any additional credit OTTI will depend on the decline in the underlying cash flows of the securities. If our intent to hold temporarily impaired securities changes in future periods, we may be required to recognize noncredit OTTI through income, which will negatively impact earnings.
Alt-A Mortgage-Backed, Pooled-Trust-Preferred, and Private-Label CMO Securities
Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are in the asset-backed securities portfolio. The performance of the underlying securities in each of these segments continued to reflect the economic environment. Each of these securities in these three segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.
The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of June 30, 2011:
Table 37 — Credit Ratings of Selected Investment Securities (1)

	Amortized		Average Credit Rating of Fair Value Amount
(dollar amounts in millions)	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$97.7	$88.8	$3.3	$6.6	$20.5	$8.2	$50.2
Alt-A mortgage-backed securities	62.1	55.5	—	26.4	10.9	—	18.2
Pooled-trust-preferred securities	228.7	110.3	—	—	26.3	—	84.0
Total at June 30, 2011	$388.5	$254.6	$3.3	$33.0	$57.7	$8.2	$152.4

Total at December 31, 2010	$435.8	$284.6	$41.2	$33.8	$29.7	$15.1	$164.8

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.
The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at June 30, 2011. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, MM Comm II and MM Comm III securities which are the most senior class.

Table 38 — Trust-preferred Securities Data
June 30, 2011
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss	Rating(2)	Remaining(3)	Collateral	Collateral	Subordination(4)
Alesco II(1)	$41,447	$31,540	$11,249	$(20,291)	C	32/38	14%	16%	—%
Alesco IV(1)	20,864	8,243	459	(7,784)	C	31/42	17	26	—
ICONS	20,000	20,000	13,418	(6,582)	BB	28/29	3	13	56
I-Pre TSL II	36,680	36,582	26,329	(10,253)	A	27/28	3	11	74
MM Comm II	20,970	20,041	19,712	(329)	BB	4/7	5	3	17
MM Comm III	11,081	10,587	7,344	(3,243)	CC	6/11	7	12	28
Pre TSL IX(1)	5,014	3,995	1,561	(2,434)	C	33/48	27	22	—
Pre TSL X(1)	17,684	9,915	3,475	(6,440)	C	35/55	40	29	—
Pre TSL XI(1)	25,362	22,725	7,647	(15,078)	C	44/64	29	21	—
Pre TSL XIII(1)	28,073	22,703	7,653	(15,050)	C	45/65	31	22	—
Reg Diversified(1)	25,500	7,499	484	(7,015)	D	23/44	46	34	—
Soloso(1)	12,500	3,906	721	(3,185)	C	42/68	29	21	—
Tropic III	31,000	31,000	10,232	(20,768)	CC	25/45	39	28	28

Total	$296,175	$228,736	$110,284	$(118,452)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.
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
INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS
Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted ISE to changes in market rates over a one-year time period. Although bank owned life insurance, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest-earning assets, and the net revenue from these assets is recorded in noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because they have attributes similar to interest-earning assets. EVE analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE analysis serves as a complement to ISE analysis as it provides risk exposure estimates for time periods beyond the one-year simulation period.

The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other assets and liabilities. Balance sheet growth assumptions are also considered in the ISE analysis. The models include the effects of derivatives, such as interest rate swaps, caps, floors, and other types of interest rate options.
The baseline scenario for ISE analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period-end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative interest rate scenarios include parallel rate shifts on both a gradual and an immediate basis, movements in interest rates that alter the shape of the yield curve (e.g., flatter or steeper yield curve), and no changes in current interest rates for the entire measurement period. Scenarios are also developed to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the prime rate.
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of June 30, 2011, and December 31, 2010. All of the positions were within the board of directors’ policy limits as of June 30, 2011.
Table 39 — Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2011	-2.5	-1.5	1.3	1.9
December 31, 2010	-3.2	-1.8	0.3	0.0
The ISE at risk reported as of June 30, 2011, for the +200 basis points scenario shows a significant change to an asset sensitive near-term interest rate risk position compared with December 31, 2010. The ALCO’s strategy is to be near-term asset-sensitive to a rising rate scenario. The primary factor contributing to this change is the 2011 first quarter termination of $4.6 billion of interest rate swaps maturing through June 2012.
The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest-sensitive income is 37.7% sensitive to changes in market interest rates, while total interest-sensitive expense is 41.1% sensitive to changes in market interest rates. However, net interest income at risk for the +200 basis points scenario has an asset-sensitive near-term interest rate risk position because of the larger base of total interest-sensitive income relative to total interest-sensitive expense.
Table 40 — Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense for a Given
	Total Earning	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200	-100	+100	+200

Total loans	81%	-17.6%	-24.3%	42.1%	41.9%
Total investments and other earning assets	19	-16.3	-21.0	34.3	24.6
Total interest sensitive income		-16.9	-23.0	39.6	37.7

Total interest-bearing deposits	67	-11.0	-15.7	37.2	37.1
Total borrowings	11	-13.8	-26.6	58.7	61.6
Total interest-sensitive expense		-11.5	-17.5	40.7	41.1

(1)	At June 30, 2011.

The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the June 30, 2011, results compared with December 31, 2010. All of the positions were within the board of directors’ policy limits.
Table 41 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2011	-1.4	1.4	-2.9	-6.8
December 31, 2010	-0.5	1.3	-4.0	-8.9
The EVE at risk reported as of June 30, 2011, for the +200 basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2010. The primary factor contributing to this change is the 2011 first quarter termination of $4.6 billion of interest rate swaps maturing through June 2012.
The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value 3.4% to changes in market interest rates, while total net tangible liabilities increased in value 2.8% to changes in market interest rates.
Table 42 — Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value for a Given
	Tangible	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200

Total loans	74%	1.4%	1.1%	-1.4%	-2.7%
Total investments and other earning assets	17	3.8	2.7	-3.3	-6.6
Total net tangible assets (2)		1.8	1.4	-1.6	-3.4

Total deposits	78	-2.6	-1.4	1.5	3.0
Total borrowings	10	-1.4	-0.8	0.7	1.4
Total net tangible liabilities (3)		-2.4	-1.4	1.4	2.8

(1)	At June 30, 2011.

(2)	Tangible assets excluding ALLL.

(3)	Tangible liabilities excluding AULC.
MSRs
(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At June 30, 2011, we had a total of $189.7 million of capitalized MSRs representing the right to service $16.3 billion in mortgage loans. Of this $189.7 million, $105.0 million was recorded using the fair value method, and $84.7 million was recorded using the amortization method. When we actively engage in hedging, the MSR asset is recorded using the fair value method.
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

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets and presented in Table 12 and Table 16.
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
Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2011, these core deposits funded 74% of total assets. At June 30, 2011, total core deposits represented 95% of total deposits, an increase from 93% at December 31, 2010.
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
Demand deposit overdrafts that have been reclassified as loan balances were $15.9 million, $13.1 million, and $18.2 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $1.9 billion, $2.2 billion, and $2.1 billion at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the past five quarters:
Table 43 — Deposit Composition

	2011				2010
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Demand deposits — noninterest-bearing	$8,210	20%	$7,597	18%	$7,217	17%	$6,926	17%	$6,463	16%
Demand deposits — interest-bearing	5,642	14	5,532	13	5,469	13	5,347	13	5,850	15
Money market deposits	12,643	31	13,105	32	13,410	32	12,679	31	11,437	29
Savings and other domestic deposits	4,752	11	4,762	12	4,643	11	4,613	11	4,652	12
Core certificates of deposit	7,936	19	8,208	20	8,525	20	8,765	21	8,974	23

Total core deposits	39,183	95	39,204	95	39,264	93	38,330	93	37,376	95
Other domestic deposits of $250,000 or more	436	1	531	1	675	2	730	2	678	2
Brokered deposits and negotiable CDs	1,486	4	1,253	3	1,532	4	1,576	4	1,373	3
Deposits in foreign offices	297	—	378	1	383	1	436	1	422	—

Total deposits	$41,402	100%	$41,366	100%	$41,854	100%	$41,072	100%	$39,849	100%

Total core deposits:
Commercial	$13,541	35%	$12,785	33%	$12,476	32%	$12,262	32%	$11,515	31%
Consumer	25,642	65	26,419	67	26,788	68	26,068	68	25,861	69

Total core deposits	$39,183	100%	$39,204	100%	$39,264	100%	$38,330	100%	$37,376	100%

Table 44 — Federal Funds Purchased and Repurchase Agreements

	2011		2010
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,983	$2,017	$1,966	$1,773	$1,012
Other short-term borrowings	40	34	75	86	81

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.17%	0.19%	0.22%	0.17%
Other short-term borrowings	0.69	0.92	0.53	0.40	0.36

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,361	$2,091	$2,084	$1,773	$1,012
Other short-term borrowings	50	86	108	99	81

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,067	$2,064	$2,045	$1,645	$907
Other short-term borrowings	45	69	89	94	59

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.17%	0.19%	0.21%	0.19%
Other short-term borrowings	0.58	0.52	0.38	0.35	0.50
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At June 30, 2011, total wholesale funding was $7.6 billion, a decrease from $8.4 billion at December 31, 2010.

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
Table 45 — Federal Reserve and FHLB Borrowing Capacity

	June 30,	December 31,
(dollar amounts in billions)	2011	2010

Loans and securities pledged:
Federal Reserve Bank	$9.8	$9.7
FHLB	7.5	7.8

Total loans and securities pledged	$17.3	$17.5

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$9.6	$8.8
We can also obtain funding through other methods including: (1) purchasing federal funds, (2) selling securities under repurchase agreements, (3) the sale or maturity of investment securities, (4) the sale or securitization of loans, (5) the sale of national market certificates of deposit, (6) paydowns and/or securitization arising from the relatively shorter-term structure of our commercial loans and automobile loans, and (7) the issuance of common and preferred stock.
The Company is currently considering an automobile loan securitization transaction during the second half of 2011. The potential securitization is expected to be between $1.0 billion and $1.3 billion depending on existing liquidity needs, capital planning decisions, and market pricing. At June 30, 2011, and through the date of this filing, the Company has not yet identified the specific loans that would be securitized or finalized terms of the securitization, including whether the securitization would be recorded as a sale or as secured financing and, therefore, has not reclassified the loans to loans held for sale.
At June 30, 2011, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
At June 30, 2011, December 31, 2010, and June 30, 2010, the parent company had $0.6 billion, $0.6 billion and $0.9 billion, respectively, in cash and cash equivalents. The decrease from June 30, 2010, primarily reflected the net impact of the equity and debt public offerings offset by repurchase of our TARP Capital in the 2010 fourth quarter, along with dividend payments on our common and preferred stock. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments during 2011 without relying on subsidiaries or capital markets for funding.
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
On July 21, 2011, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share, up from the prior quarterly dividend of $0.01. The dividend is payable on October 3, 2011, to shareholders of record on September 19, 2011. Based on the dividend increase to $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $34.5 million per quarter, up from $8.6 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at June 30, 2011, without regulatory approval. We do not anticipate that the Bank will need to request regulatory approval to pay dividends in the near future. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. There are no maturities of Bank obligations until 2012, when a debt maturity of $64.9 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for the next 12 months.
Considering the factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Off-Balance Sheet Arrangements
In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters-of-credit issued by the Bank and commitments by the Bank to sell mortgage loans.
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold.
Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2011, we had $0.6 billion of standby letters-of-credit outstanding, of which 79% were collateralized. Included in this $0.6 billion are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At June 30, 2011, December 31, 2010, and June 30, 2010, we had commitments to sell residential real estate loans of $400.2 million, $998.7 million, and $735.1 million, respectively. These contracts mature in less than one year.
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
Representation and Warranty Reserve
We primarily conduct our loan sale and securitization activity with FNMA and FHLMC. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves were estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We do not believe we have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.

The table below reflects activity in the representations and warranties reserve:
Table 46 — Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Reserve for representations and warranties, beginning of period	$23,785	$20,170	$18,026	$10,519	$5,920
Assumed reserve for representations and warranties	—	—	—	7,000	—
Reserve charges	(365)	(270)	(4,242)	(1,787)	(1,875)
Provision for representations and warranties	1,076	3,885	6,386	2,294	6,474

Reserve for representations and warranties, end of period	$24,496	$23,785	$20,170	$18,026	$10,519

Foreclosure Documentation
Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 4,400 foreclosure cases as of June 30, 2011, in states that require foreclosures to proceed through the courts. We have reviewed and are continuing to review our residential foreclosure process. We have no reason to conclude that foreclosures were filed that should not have been filed. We have and are strengthening our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in those institutions which are the subject of the consent orders between the high volume servicers and their respective federal regulators.
Compliance Risk
Financial institutions are subject to several laws, rules, and regulations emanating at both the federal and state levels. These broad-based mandates include, but are not limited to, expectations on anti-money laundering, lending limits, client privacy, fair lending, community reinvestment, and other important areas. Recently, the volume and complexity of regulatory changes has added to the overall compliance risk. We have invested in various resources to help ensure we meet expectations, and we have a team of compliance experts dedicated to ensuring our conformance. We require training for our colleagues for several broad-based laws and regulations. For example, all of our colleagues are expected to pass courses on anti-money laundering and customer privacy. Those colleagues who are engaged in lending activities must also take training related to flood disaster protection, equal credit opportunity, fair lending, and / or a variety of other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.
Capital
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.3 billion at June 30, 2011, an increase of $0.3 billion, or 5%, from December 31, 2010, primarily reflecting an increase in retained earnings. We believe our current level of capital is adequate.
TARP Capital
As discussed in our 2010 Form 10-K, we fully exited our TARP relationship during the 2011 first quarter by repurchasing for $49.1 million the ten-year warrant we had issued to the Treasury as part of the TARP. Refer to the 2010 Form 10-K for a complete discussion regarding the issuing and repayment of our TARP Capital.

Capital Adequacy
The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy:
Table 47 — Capital Adequacy

	2011		2010
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Consolidated capital calculations:

Common shareholders’ equity	$4,890	$4,676	$4,618	$3,867	$3,742
Preferred shareholders’ equity	363	363	363	1,700	1,696

Total shareholders’ equity	5,253	5,039	4,981	5,567	5,438
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(202)	(215)	(229)	(244)	(259)
Other intangible assets deferred tax liability (1)	71	75	80	85	91

Total tangible equity (2)	4,678	4,455	4,388	4,964	4,826
Preferred shareholders’ equity	(363)	(363)	(363)	(1,700)	(1,696)

Total tangible common equity (2)	$4,315	$4,092	$4,025	$3,264	$3,130

Total assets	$53,050	$52,949	$53,820	$53,247	$51,771
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(202)	(215)	(229)	(244)	(259)
Other intangible assets deferred tax liability (1)	71	75	80	85	91

Total tangible assets (2)	$52,475	$52,365	$53,227	$52,644	$51,159

Tier 1 capital	$5,352	$5,179	$5,022	$5,480	$5,317
Preferred shareholders’ equity	(363)	(363)	(363)	(1,700)	(1,696)
Trust-preferred securities	(565)	(570)	(570)	(570)	(570)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,374	$4,196	$4,039	$3,160	$3,001

Risk-weighted assets (RWA)	$44,080	$43,024	$43,471	$42,759	$42,486

Tier 1 common equity / RWA ratio (2)	9.92%	9.75%	9.29%	7.39%	7.06%

Tangible equity / tangible asset ratio (2)	8.91	8.51	8.24	9.43	9.43

Tangible common equity / tangible asset ratio (2)	8.22	7.81	7.56	6.20	6.12

Tangible common equity / RWA ratio (2)	9.79	9.51	9.26	7.63	7.37

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.
Capital continued to strengthen as period-end capital ratios improved compared to December 31, 2010. Our Tier 1 common risk-based ratio improved 63 basis points to 9.92% at June 30, 2011 compared to 9.29% at December 31, 2010. This increase primarily reflected the combination of an increase in retained earnings and an improvement in OCI.
The Tier 1 common risk-based ratio is the metric that has gained prominence with regulators. The recent international banking Basel III accord sets this ratio minimum at 7.0% with an additional buffer of up to 2.5% for a GSIFI. While we are not a GSIFI, the Dodd-Frank Act requires that any bank with assets over $50.0 billion would be subject to additional scrutiny. U.S. regulators have identified such qualifying banks as SIFIs. With $53.1 billion in assets at June 30, 2011, we are at the lower range of the SIFI group. Although we do not know at this time how much, if any, our required buffer will be, we believe that our current period-end capital ratios are well positioned.
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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation of our consolidated Tier 1, Tier 2, and total risk-based capital amounts during the first six-month period of 2011.

Table 48 — Consolidated Regulatory Capital Activity

	Tier 1 Capital
	Common	Preferred		Disallowed	Disallowed	Total
	Shareholders’	Shareholders’	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2010	$4,815	$363	$620	$(607)	$(169)	$5,022

Earnings	272	—	—	—	—	272
Changes to disallowed adjustments	—	—	—	31	(6)	25
Dividends	(33)	—	—	—	—	(33)
Repurchase of TARP Capital warrant	(49)	—	—	—	—	(49)
Repurchase of qualifying trust preferred securities	—	—	(5)	—	—	(5)
Disallowance of deferred tax assets	—	—	—	—	113	113
Other	7	—	—	—	—	7

Balance at June 30, 2011	$5,012	$363	$615	$(576)	$(62)	$5,352

	Total risk-based capital
		Qualifying			Total
	Qualifying	Subordinated		Tier 1 Capital	risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2010	$552	$711	$1,263	$5,022	$6,285

Change in qualifying subordinated debt	—	(56)	(56)	—	(56)
Change in qualifying ACL	6	—	6	—	6
Changes to Tier 1 Capital (see above)	—	—	—	330	330

Balance at June 30, 2011	$558	$655	$1,213	$5,352	$6,565

(1)	Excludes accumulated other comprehensive income and minority interest.

(2)	Includes minority interest.
The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters:
Table 49 — Regulatory Capital Ratios

		2011		2010
		June 30,	March 31,	December 31,	September 30,	June 30,

Total risk-weighted assets (in millions)	Consolidated	$44,080	$43,024	$43,471	$42,759	42,486
	Bank	43,907	42,750	43,281	42,503	42,249
Tier 1 leverage ratio	Consolidated	10.25%	9.80%	9.41%	10.54%	10.45%
	Bank	7.62	7.23	6.97	6.85	6.54
Tier 1 risk-based capital ratio	Consolidated	12.14	12.04	11.55	12.82	12.51
	Bank	9.01	8.87	8.51	8.28	7.80
Total risk-based capital ratio	Consolidated	14.89	14.85	14.46	15.08	14.79
	Bank	13.17	13.11	12.82	12.69	12.23
The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2010 primarily reflected earnings from the first six-month period of 2011 and a reduction in the disallowed deferred tax asset, partially offset by a slight increase in risk-weighted assets and the negative impact related to the repurchase of the TARP warrants.

At June 30, 2011, our Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized were $2.7 billion and $2.2 billion, respectively. The Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized of $1.3 billion and $1.4 billion, respectively, at June 30, 2011.
Other Capital Matters
On July 21, 2011, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in October 2011. This represented an increase from a cash dividend of $0.01 per common share that has been declared for the past several quarters.
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

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
Optimal Customer Relationship (OCR)
Our OCR initiative is a cross-business segment strategy designed to increase overall customer profitability and retention by deepening product and service penetration. We believe this can be accomplished by taking our broad array of services and products and delivering them through a rigorous and disciplined sales management process that is supported by robust sales and cross-referral technology.
OCR was introduced in late 2009. To date much effort has been spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. This quarter, we are introducing OCR-related metrics for consumers. We anticipate introducing OCR-related metrics for commercial customers later this year. This timing reflects the more complex nature of commercial relationships.
Consumer OCR Performance
For retail customers, there are two key performance metrics: (1) the number of services penetration per consumer checking account household, and (2) the annualized revenue generated.
We use the checking account since it typically represents the primary banking relationship product. Further, in our definition of a checking account household, we only count a product or service once. We believe this is a better metric in that consumer behavior and loyalty are driven more by the variety of products used rather than just the number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing two services is viewed likely to be more profitable and loyal, even though it has a smaller number of accounts. The overall objective, therefore, is to decrease the percentage 1-3 services per consumer checking account households, while increasing the percentage of those with over 4 services.
The second key performance metric is the number of consumer checking account households. The growth in number of households is a result of both new sales of checking accounts and improved retention of checking account households. The overall objective is to grow the number of households, along with an increase in product penetration.

The following table presents consumer checking account household OCR metrics:
Table 50 — Consumer Checking Household OCR Cross-sell Report

	2011		2010
	Second	First	Fourth	Third	Second
Number of households	1,042,424	1,015,951	993,272	980,167	962,328
Product Penetration by Number of Services
1 Service	4.5%	4.9%	5.3%	5.5%	5.4%
2-3 Services	24.2	24.6	25.3	26.0	26.4
4+ Services	71.3	70.5	69.4	68.5	68.2

Total revenue (in millions)	$260.0	$248.6	$240.3	$239.6	$245.0
Table 51 — Net Income by Business Segment

	Six Months Ended June 30,
(dollar amounts in thousands)	2011	2010
Retail and Business Banking	$101,895	$56,407
Regional and Commercial Banking	51,184	17,395
AFCRE	85,425	(26,576)
WGH	17,595	22,305
Treasury/Other	16,265	18,970

Total net income	$272,364	$88,501

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first six-month period of 2011, is presented in the following table:
Table 52 — Average Loans/Leases and Deposits by Business Segment

	Six Months Ended June 30, 2011
		Regional and
	Retail and	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	AFCRE	WGH	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,002	$7,599	$1,789	$766	$90	$13,246
Commercial real estate	448	327	5,425	177	—	6,377

Total commercial	3,450	7,926	7,214	943	90	19,623
Automobile	—	—	5,829	—	—	5,829
Home equity	6,977	12	1	786	25	7,801
Residential mortgage	1,035	4	—	3,472	5	4,516
Other consumer	402	5	133	43	(35)	548

Total consumer	8,414	21	5,963	4,301	(5)	18,694

Total loans and leases	$11,864	$7,947	$13,177	$5,244	$85	$38,317

Average Deposits
Demand deposits — noninterest-bearing	$3,630	$2,017	$410	$1,369	$145	$7,571
Demand deposits — interest-bearing	4,471	90	44	851	6	5,462
Money market deposits	8,044	1,214	256	3,670	—	13,184
Savings and other domestic deposits	4,577	14	12	137	—	4,740
Core certificates of deposit	8,048	29	3	150	4	8,234

Total core deposits	28,770	3,364	725	6,177	155	39,191
Other deposits	189	210	49	1,253	567	2,268

Total deposits	$28,959	$3,574	$774	$7,430	$722	$41,459

Retail and Business Banking
Table 53 — Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$473,053	$417,671	$55,382	13%
Provision for credit losses	58,358	91,004	(32,646)	(36)
Noninterest income	200,842	198,544	2,298	1
Noninterest expense	458,775	438,430	20,345	5
Provision for income taxes	54,867	30,374	24,493	81

Net income	$101,895	$56,407	$45,488	81%

Number of employees (full-time equivalent)	5,853	5,398	455	8%

Total average assets (in millions)	$13,243	$13,158	$85	1
Total average loans/leases (in millions)	11,864	11,795	69	1
Total average deposits (in millions)	28,959	28,482	477	2
Net interest margin	3.28%	2.96%	0.32%	11
NCOs	$83,012	$190,651	$(107,639)	(56)
NCOs as a % of average loans and leases	1.40%	3.23%	(1.83)%	(57)
Return on average common equity	14.4	8.0	6.4	80

eop — End of Period.
2011 First Six Months vs. 2010 First Six Months
Retail and Business Banking reported net income of $101.9 million for the first six-month period of 2011. This was an increase of $45.5 million, or 81%, compared with the year-ago period.
Results for the current year continued to be positively impacted by an increase in the number of households and improved product penetration, along with deposit balance growth and deposit spread management. The positive impact has been attained through increased marketing expenses related to direct mail and media strategy changes implemented in early 2011 that continue to drive higher deposit spreads with a 33 basis point increase over the year-ago period. The marketing efforts created strong account and household production when compared to the year-ago period. Provision for credit losses for the first six-month period was lower than the year-ago period as loan credit quality benefitted from aggressive account management and disciplined centralized underwriting. Finally, loan balances are up 1% over the year-ago period, and also have a 10 basis point improvement in the portfolio spread.
The increase in net income reflected a combination of factors including:
•	$55.4 million, or 13%, increase in net interest income.
•	$32.6 million, or 36%, decline in the provision of credit losses.
Partially offset by:
•	$20.3 million, or 5%, increase in noninterest expense.
The increase in net interest income from the year-ago period reflected:
•	$0.5 billion, or 2%, increase in average total deposits.
•	33 basis point increase in our deposit spread.

Partially offset by:
•	$6.0 million of lower equity funding related to lower rate environment.
Total average loans and leases were up slightly in the first six-month period of 2011, compared to the first six-month period in 2010. This reflected:
•	$95 million sale of SBA loans involving an $11.6 million gain referenced below.
•	$87 million, or 3%, increase in our C&I (Business Banking) portfolio.
•	$82 million, or 1%, increase in the consumer portfolio.
Partially offset by:
•	$0.1 billion, or 18%, decrease in the CRE portfolio reflecting our commitment to reduce exposure to CRE loans.
The increase in total average deposits from the year-ago period reflected:
•	$1.0 billion, or 14%, increase in average money market deposits.
•	$0.4 billion, or 13%, increase in noninterest-bearing demand deposits.
•	$0.3 billion, or 8%, increase in interest-bearing demand deposits.
Partially offset by:
•	$1.3 billion, or 14% decrease in core certificates of deposit.
The decrease in the provision for credit losses from the year-ago period reflected:
•	$107.6 million, or 56%, decrease in commercial NCOs. Expressed as an annualized percentage of related average balance, NCOs decreased to 1.40% in the first six-month period of 2011 from 3.23% in the year-ago period. The overall decline in NCOs was the result of improved credit quality of the portfolio.
The increase in noninterest income from the year-ago period reflected:
•	$19.9 million, or 191%, increase in other income, which reflected increased gains on sale of SBA loans and loan fees.
•	$7.2 million, or 14%, increase in electronic banking income, which reflected higher activation rates on new and existing cards coupled with higher transaction volumes.
•	$2.3 million, or 28%, increase in mortgage banking income driven by higher refinance requests beginning late in the 2010 second quarter.
Partially offset by:
•	$28.8 million, or 25%, decrease in deposit service charge income due to changes in Reg E and the launch of Huntington’s 24-Hour Grace® feature on all consumer checking accounts in September 2010.
The increase in noninterest expense from the year-ago period reflected:
•	$12.0 million, or 9%, increase in personnel costs, which represent an 8% increase in full-time equivalent employees in support of strategic initiatives, such as the introduction of the in-store branches during the 2010 fourth quarter and the first six-month period of 2011.
•	$7.8 million, or 35%, increase in marketing expenses, which primarily reflected a greater focus on direct mail and media campaigns to drive deposit account growth. Our brand advertising did not start until June 2010, so 2011 is a more normalized run rate.
Partially offset by:
•	$8.3 million, or 3%, decrease in other expenses, primarily due to a $2.6 million decrease in OREO losses, $2.7 million decrease in amortization of intangibles, and $1.0 million decrease in foreclosure-related expenses.

Regional and Commercial Banking
Table 54 — Key Performance Indicators for Regional and Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount Percent
Net interest income	$117,467	$101,716	$15,751	15%
Provision for credit losses	7,427	53,876	(46,449)	(86)
Noninterest income	60,627	53,667	6,960	13
Noninterest expense	91,922	74,746	17,176	23
Provision for income taxes	27,561	9,366	18,195	194

Net income	$51,184	$17,395	$33,789	194%

Number of employees (full-time equivalent)	642	502	140	28%

Total average assets (in millions)	$8,851	$8,070	$781	10
Total average loans/leases (in millions)	7,947	7,290	657	9
Total average deposits (in millions)	3,574	3,065	509	17
Net interest margin	3.00%	2.79%	0.21%	8
NCOs	$26,089	$(12,127)	$38,216	N.R.
NCOs as a % of average loans and leases	0.66%	(0.33)%	0.99%	N.R.
Return on average common equity	15.0	5.2	9.8	188
N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
2011 First Six Months vs. 2010 First Six Months
Regional and Commercial Banking reported net income of $51.2 million for the first six-month period of 2011. This was an increase of $33.8 million, or 194%, compared with the year-ago period.
Contributing to the increase in net income was growth in both net interest income and noninterest income due to the successful execution of our strategic initiatives. In addition, current year results continue to reflect significant improvement in provision for credit losses, resulting from the proactive treatment of problem credits since mid-2009, an improved credit environment, and increased recoveries.
Significant investments have been made in our sales process, which entails robust customer relationship planning, as well as a renewed investment in technology, including a referral tracking system and new customer relationship management system. These investments have resulted in a 45% increase in loan originations in the first six-month period of 2011 compared to the year-ago period. Additionally, the Commercial Relationship Manager sales teams were educated on the importance of liquidity solutions by partnering with Treasury Management to deliver customer-focused solutions. This partnership, combined with the value of depository solutions, enabled our relationship managers to shift from a lending focus to a broader solutions-based, cross-selling approach including depository solutions.
The increase in net income reflected a combination of factors including:
•	$15.8 million, or 15%, increase in net interest income.
•	$7.0 million, or 13%, increase in noninterest income.
•	$46.4 million, or 86%, decline in the provision of credit losses.
Partially offset by:
•	$17.2 million, or 23%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:
•	$0.7 billion, or 9%, increase in total average loans and leases.
•	$0.6 billion, or 21%, increase in average core deposits.
•	21 basis point increase in the net interest margin due to a 38 basis point increase in the commercial loan spread. The commercial loan spread increase reflected lower cost of funds on our renewals. In addition, as the liquidity position of the Bank improved in 2010, the liquidity premium was lowered for new and renewed loans.
The increase in total average loans and leases from the year-ago period reflected:
•	$0.4 billion, or 10%, increase in the core middle market loan portfolio average balance. The majority of this growth was due to marketing efforts and community development within our Michigan and Cleveland markets.
•	$0.3 billion, or 49%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.
•	$0.2 billion, or 21%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail, and syndications.
The increase in total average deposits from the year-ago period reflected:
•	$0.6 billion, or 21%, increase in average core deposits reflected a $0.5 billion increase in average money market deposits.
•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.
•	Targeted money market promotions and sales campaigns for loans and other products. They served as an effective “door opener” to drive success in ultimately obtaining operating accounts supported with treasury management solutions to promote customer retention.
•	Best practices from each region were shared and institutionalized.
•	A money desk was created to assist commercial bankers with tailored pricing solutions for customers having complex large dollar depository needs. This additional support and expertise provided additional value and helped our bankers win relationships and encouraged their expanded prospecting efforts.
The decrease in the provision for credit losses from the year-ago period reflected:
•	Improved credit quality of the portfolio.
Partially offset by:
•	$38.2 million increase in NCOs. Expressed as a percentage of related average balance, NCOs increased to 0.66% in the first six-month period of 2011 from net recoveries of 0.33% in the year-ago period. The increase in NCOs was the result of proactive treatment of problem credits in the portfolio.

The increase in noninterest income from the year-ago period reflected:
•	$4.4 million, or 108%, increase in derivatives revenue which reflected increased sales and trading activities.
•	$2.9 million, or 284%, increase in brokerage income due to the transfer of our institutional sales business to our business segment from WGH during the six-month period of 2011.
•	$2.1 million, or 87%, increase in capital markets income resulting from strategic investments made over the last year in these types of products and services.
Partially offset by:
•	$1.4 million, or 46%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.
•	$1.4 million, or 6%, decrease in deposit service charge income.
The increase in noninterest expense from the year-ago period reflected:
•	$14.4 million, or 50%, increase in personnel costs, which represent a 28% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.
•	$3.8 million, or 9%, increase in other expenses, which reflected increased marketing and business development expenses due to expanded marketing efforts and community development.
Partially offset by:
•	$1.0 million, or 42%, decrease in operating lease expense.

Automobile Finance and Commercial Real Estate
Table 55 — Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$177,130	$161,214	$15,916	10%
Provision for credit losses	(10,071)	165,308	(175,379)	106
Noninterest income	29,525	37,256	(7,731)	(21)
Noninterest expense	85,304	74,048	11,256	15
Provision (benefit) for income taxes	45,997	(14,310)	60,307	N.R.

Net income (loss)	$85,425	$(26,576)	$112,001	N.R. %

Number of employees (full-time equivalent)	281	255	26	10%

Total average assets (in millions)	$13,156	$12,725	$431	3
Total average loans/leases (in millions)	13,177	12,854	323	3
Total average deposits (in millions)	774	654	120	18
Net interest margin	2.66%	2.47%	0.19%	8
NCOs	$102,160	$215,344	$(113,184)	(53)
NCOs as a % of average loans and leases	1.55%	3.35%	(1.80)%	(54)
Return on average common equity	24.4	(6.1)	30.5	N.R.
N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
2011 First Six Months vs. 2010 First Six Months
AFCRE reported net income of $85.4 million for the first six-month period of 2011. This was an increase of $112.0 million compared with the year-ago period.
Results for the current year continued to be significantly and positively impacted by lower provisions for credit losses due to reductions in required reserve levels as the underlying credit quality of the portfolios continued to improve and / or stabilize. This was in contrast to the year-ago period, which included higher provisions for credit losses in order to increase reserves due to economic and CRE-related weaknesses in our markets. Also contributing to the increase in net income, was growth in net interest income. This primarily reflected the benefit of a higher net interest margin due to improved risk-based pricing. Growth in average total loans and leases reflected the positive impact of an increase in auto finance loan production, which is on pace to exceed the record production levels in 2010, partially offset by the planned continued reduction in our CRE exposure.
The increase in net income reflected a combination of factors including:
•	$15.9 million, or 10%, increase in net interest income.
•	$175.4 million, or 106%, decline in the provision of credit losses.
Partially offset by:
•	$11.3 million, or 15%, increase in noninterest expense.
The increase in net interest income from the year-ago period reflected:
•	19 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals as well as new business originated.
•	$0.3 billion, or 3%, increase in total average loans and leases.

The increase in total average loans and leases from the year-ago period reflected:
•	$1.4 billion, or 31%, increase in the average consumer automobile portfolio. This increase resulted from continued strong origination levels. Total production for the first six months of 2011 was $1.8 billion compared to $1.6 billion for the year-ago period. Contributing to this increase was the positive impact of our expansion into eastern Pennsylvania and New England.
Partially offset by:
•	$1.0 billion, or 13%, decrease in our average commercial portfolio. This decrease primarily reflected a $1.1 billion decrease in CRE loans offset, in part, by a $0.4 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure.
The increase in total average deposits from the year-ago period reflected:
•	$100 million, or 16%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects as well as new commercial automobile dealer relationships developed in 2010 and 2011.
The decrease in the provision for credit losses from the year-ago period reflected:
•	$105.9 million, or 53%, decrease in commercial NCOs. Expressed as a percentage of related average balances, commercial NCO’s decreased to 2.62% in the first six months of 2011 from 4.86% in the year-ago period.
•	$7.0 million, or 50%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.24% in the first six months of 2011 compared to 0.63% in the year-ago period. This decrease reflected our consistent focus on high credit quality of originations combined with a very strong resale market for used vehicles.
•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $293 million at June 30, 2011, down 58% compared to $703 million a year earlier.
The decrease in noninterest income from the year-ago period reflected:
•	$8.0 million, or 33%, decrease in operating lease income resulting from the continued runoff of that portfolio as we exited that business at the end of 2008.
The increase in noninterest expense from the year-ago period reflected:
•	$15.3 million, or 36%, increase in other expenses, primarily reflecting a $10.4 million increase in allocated costs associated with higher production and other activity levels. In addition, other expense in the year-ago period was reduced by $3.8 million of OREO-related gains. There were no comparable OREO gains in the current six-month period.
•	$3.4 million, or 30%, increase in personnel costs, which primarily related to higher origination related activities, including automobile lending market expansion and the rebuilding of the CRE team.
Partially offset by:
•	$7.5 million, or 38%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

Wealth Advisors, Government Finance, and Home Lending
Table 56 — Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$95,930	$76,885	$19,045	25%
Provision for credit losses	29,468	26,717	2,751	10
Noninterest income	133,592	157,401	(23,809)	(15)
Noninterest expense	172,985	173,253	(268)	—
Provision for income taxes	9,474	12,011	(2,537)	(21)

Net income	$17,595	$22,305	$(4,710)	(21)%

Number of employees (full-time equivalent)	2,114	2,145	(31)	(1)%

Total average assets (in millions)	$6,549	$6,066	$483	8
Total average loans/leases (in millions)	5,244	4,679	565	12
Total average deposits (in millions)	7,430	6,877	553	8
Net interest margin	2.24%	2.25%	(0.01)%	—
NCOs	$35,440	$32,470	$2,970	9
NCOs as a % of average loans and leases	1.35%	1.39%	(0.04)%	(3)
Return on average common equity	5.3	7.7	(2.4)	(31)
Mortgage banking origination volume (in millions)	$1,844	$2,030	$(186)	(9)
Noninterest income shared with other business segments(1)	$20,447	$18,692	$1,755	9
Total assets under management (in billions) — eop	15.2	12.7	2.5	20
Total trust assets (in billions) — eop	61.2	50.9	10.3	20

(1)	Amount is not included in noninterest income reported above.

eop —	End of Period.
2011 First Six Months vs. 2010 First Six Months
WGH reported net income of $17.6 million for the first six-month period of 2011. This was a decrease of $4.7 million, or 21%, compared with the year-ago period.
Results for the current year were impacted by a decrease in mortgage banking revenue which reflected a decline in the net impact of MSR hedging. The other businesses within the WGH segment experienced significant growth, with increased revenues for the six-month period in 2011 when compared to the year-ago period. For first the six-month period in 2011, an increase in residential charge-offs reflected a policy change, whereas non-residential NCO activity has decreased when compared to the same period in 2010. A focus on structured investment sales increased brokerage commissions and market value improvements contributed to an increase in trust income in the first six-month period of 2011 when compared to the year-ago period.
The decrease in net income reflected a combination of factors including:
•	$23.8 million, or 15%, decrease in noninterest income.
•	$2.8 million, or 10%, increase in the provision for credit losses.
Partially offset by:
•	$19.0 million, or 25%, increase in net interest income.

The increase in net interest income from the year-ago period reflected:
•	$0.6 billion, or 12%, increase in average total loans and leases.
•	$0.6 billion, or 8%, increase in average total deposits.
Partially offset by:
•	1 basis point decrease in the net interest margin.
The increase in total average loans and leases from the year-ago period reflected:
•	$0.4 billion, or 15%, increase in the residential mortgage portfolio.
The increase in average total deposits from the year-ago period reflected:
•	Increased money market, demand deposit, and brokered deposit balances.
The increase in the provision for credit losses from the year-ago period reflected:
•	$4.3 million, or 15%, increase in our consumer NCOs. During the 2011 first quarter, we implemented a more conservative position regarding NCOs by accelerating the timing of charge-off recognition. This policy change resulted in an $8.1 million increase in NCOs when compared with the first six-month period of 2010.
Partially offset by:
•	$1.4 million, or 52%, decrease in total commercial NCOs.
The decrease in noninterest income from the year-ago period reflected:
•	$26.4 million, or 42%, decrease in mortgage banking income due primarily to a $24.9 million decline in the net impact of MSR hedging.
•	$2.8 million, or 49%, decrease in other income, which reflected Institutional Sales revenue recorded in WGH during 2010, and recorded in Regional and Commercial Banking in 2011.
Partially offset by:
•	$5.0 million, or 9%, increase in trust service income reflected a $10.3 billion increase in total trust assets (including $2.5 billion increase in assets under management) due to improved market values and net growth in accounts.
•	$1.4 million, or 6%, increase in brokerage income. Brokerage commissions increased $2.1 million, and were offset by $0.7 million of higher commissions shared with other segments. The increase in brokerage commissions reflected improved sales of structured investment products.
The decrease in noninterest expense from the year-ago period reflected:
•	$10.3 million, or 13%, decrease in other expenses.
Partially offset by:
•	$10.0 million, or 11%, increase in personnel costs, which reflected higher benefit related expenses, including the reinstatement of our 401(k) plan matching contribution in May 2010.

FRANKLIN-RELATED IMPACTS
Provision for Credit Losses
The following table details the Franklin-related impact to the provision for credit losses for each of the past five quarters:
Table 57 — Provision for Credit Losses — Franklin-Related Impact

	2011		2010
(dollar amounts in millions)	Second	First	Fourth	Third	Second
Provision for (reduction to) credit losses:
Franklin	$0.6	$(3.1)	$(4.6)	$—	$80.0
Non-Franklin	35.2	52.5	91.6	119.2	113.4

Total	$35.8	$49.4	$87.0	$119.2	$193.4

Total net charge-offs (recoveries):
Franklin — related to transfer to loans held for sale	$—	$—	$—	$—	$75.5
Franklin — unrelated to transfer to loans held for sale	0.6	(3.1)	(4.6)	—	4.5
Non-Franklin	96.9	168.2	176.9	184.5	199.2

Total	$97.5	$165.1	$172.3	$184.5	$279.2

Provision for (reduction to) credit losses in excess of net charge-offs:
Franklin	$—	$—	$—	$—	$—
Non-Franklin	(61.7)	(115.7)	(85.3)	(65.3)	(85.8)

Total	$(61.7)	$(115.7)	$(85.3)	$(65.3)	$(85.8)

NPAs
The table below details the Franklin-related impact to NPAs for each of the last five quarters:
Table 58 — Nonperforming Assets — Franklin-Related Impact

	2011		2010
(dollar amounts in millions)	Second	First	Fourth	Third	Second
Nonperforming assets
Franklin	$0.8	$6.0	$9.5	$15.3	$266.7
Non-Franklin	652.1	684.9	835.3	1,089.6	1,316.0

Total	$652.9	$690.9	$844.8	$1,104.9	$1,582.7

Total loans and leases	$39,126.4	$38,245.8	$38,106.5	$37,500.6	$36,969.7
Total other real estate, net	38.7	54.6	66.8	123.1	139.1
Impaired loans held for sale	—	—	—	—	242.2

Total	39,165.1	38,300.4	38,173.3	37,623.7	37,351.0
Franklin	0.8	6.0	9.5	15.3	266.7

Non-Franklin	$39,164.3	$38,294.4	$38,163.8	$37,608.4	$37,084.3

NPA ratio
Total	1.67%	1.80%	2.21%	2.94%	4.24%
Non-Franklin	1.67	1.79	2.19	2.90	3.55

NCOs
The following table details the Franklin-related impact to NCOs for each of the past five quarters:
Table 59 — Quarterly Net Charge-off Analysis — Franklin-Related Impact

	2011		2010
(dollar amounts in millions)	Second	First	Fourth	Third	Second
Total home equity net charge-offs (recoveries):
Franklin	$—	$—	$—	$1.1	$15.9
Non-Franklin	25.4	26.7	29.2	26.7	28.6

Total	$25.4	$26.7	$29.2	$27.8	$44.5

Total home equity net charge-offs — annualized percentages:
Total	1.29%	1.38%	1.51%	1.47%	2.36%
Non-Franklin	1.29	1.38	1.51	1.41	1.53

Total residential mortgage net charge-offs (recoveries):
Franklin	$0.6	$(3.1)	$(4.4)	$3.4	$64.2
Non-Franklin	15.9	22.0	31.2	15.6	18.6

Total	$16.5	$18.9	$26.8	$19.0	$82.8

Total residential mortgage net charge-offs — annualized percentages:
Total	1.44%	1.70%	2.42%	1.73%	7.19%
Non-Franklin	1.39	1.98	2.82	1.42	1.74

Total consumer net charge-offs (recoveries):
Franklin	$0.6	$(3.1)	$(4.4)	$4.5	$80.2
Non-Franklin	50.6	58.3	72.7	54.1	59.2

Total	$51.2	$55.2	$68.3	$58.6	$139.4

Total consumer net charge-offs — annualized percentages:
Total	1.08%	1.20%	1.50%	1.32%	3.19%
Non-Franklin	1.07	1.26	1.59	1.22	1.39

Total net charge-offs (recoveries):
Franklin	$0.6	$(3.1)	$(4.6)	$—	$80.0
Non-Franklin	96.9	168.2	176.9	184.5	199.2

Total	$97.5	$165.1	$172.3	$184.5	$279.2

Total net charge-offs — annualized percentages:
Total	1.01%	1.73%	1.82%	1.98%	3.01%
Non-Franklin	1.01	1.77	1.87	1.98	2.17

The following table reflects the Franklin-related impact to NCOs for the first six-month periods of 2011 and 2010:
Table 60 — Year to Date Net Charge-off Analysis — Franklin-Related Impact

	Six Months Ended June 30,
(dollar amounts in millions)	2011	2010
Total home equity net charge-offs (recoveries):
Franklin	$—	$19.7
Non-Franklin	52.2	62.7

Total	$52.2	$82.4

Total home equity net charge-offs — annualized percentages:
Total	1.34%	2.18%
Non-Franklin	1.34	1.68

Total residential mortgage net charge-offs (recoveries):
Franklin	$(2.5)	$72.3
Non-Franklin	37.9	34.9

Total	$35.4	$107.2

Total residential mortgage net charge-offs — annualized percentages:
Total	1.57%	4.72%
Non-Franklin	1.68	1.66

Total consumer net charge-offs (recoveries):
Franklin	$(2.5)	$92.1
Non-Franklin	108.9	125.0

Total	$106.4	$217.1

Total consumer net charge-offs — annualized percentages:
Total	1.14%	2.52%
Non-Franklin	1.17	1.49

Total net charge-offs (recoveries):
Franklin	$(2.5)	$91.5
Non-Franklin	265.1	426.2

Total	$262.6	$517.7

Total net charge-offs — annualized percentages:
Total	1.37%	2.80%
Non-Franklin	1.38	2.33

ADDITIONAL DISCLOSURES
Forward-Looking Statements
This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.
While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the CFPB, to implement the Dodd-Frank Act’s provisions; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2010 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.
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
The FASB ASC Topic 820, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:
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
Below is a brief description of how fair value is determined for categories that have unobservable inputs.
Available-for-sale securities
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
MSRs
MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is determined on an income approach model based upon month-end interest rate curve and prepayment assumptions.
Automobile loans
Effective January 1, 2010, we consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. We elected to account for the automobile loan receivables and the associated notes payable at fair value per guidance supplied in ASC 825, “Financial Instruments”.
The key assumptions used to determine the fair value of the automobile loan receivables included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market. The associated notes payable are valued based upon interest rates for similar financial instruments.
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

Item 1:	Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2011	2010
(dollar amounts in thousands, except number of shares)	June 30,	December 31,	June 30,
Assets
Cash and due from banks	$983,882	$847,888	$1,125,776
Interest-bearing deposits in banks	116,698	135,038	289,468
Trading account securities	98,771	185,404	106,858
Loans held for sale (includes $222,880, $754,117 and $404,817 respectively, measured at fair value) (1)	224,860	793,285	777,843
Available-for-sale and other securities	8,099,716	9,895,244	8,803,718
Held-to-maturity securities	670,478	—	—
Loans and leases (includes $400,935, $522,717 and $657,213 respectively, measured at fair value) (2)	39,126,452	38,106,507	36,969,695
Allowance for loan and lease losses	(1,071,126)	(1,249,008)	(1,402,160)

Net loans and leases	38,055,326	36,857,499	35,567,535

Bank owned life insurance	1,480,203	1,458,224	1,436,433
Premises and equipment	528,590	491,602	492,859
Goodwill	444,268	444,268	444,268
Other intangible assets	201,864	228,620	258,811
Accrued income and other assets	2,145,383	2,482,570	2,467,269

Total assets	$53,050,039	$53,819,642	$51,770,838

Liabilities and shareholders’ equity
Liabilities
Deposits	$41,402,355	$41,853,898	$39,848,507
Short-term borrowings	2,022,946	2,040,732	1,093,218
Federal Home Loan Bank advances	220,224	172,519	599,798
Other long-term debt (includes $231,017, $356,089 and $494,512 respectively, measured at fair value) (2)	1,635,247	2,144,092	2,569,934
Subordinated notes	1,496,461	1,497,216	1,195,210
Accrued expenses and other liabilities	1,020,163	1,130,643	1,025,735

Total liabilities	47,797,396	48,839,100	46,332,402

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	—	—	1,333,433
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	362,507
Common stock	8,643	8,642	7,175
Capital surplus	7,588,248	7,630,093	6,739,069
Less treasury shares, at cost	(9,357)	(8,771)	(9,235)
Accumulated other comprehensive loss	(122,543)	(197,496)	(84,398)
Retained (deficit) earnings	(2,574,855)	(2,814,433)	(2,910,115)

Total shareholders’ equity	5,252,643	4,980,542	5,438,436

Total liabilities and shareholders’ equity	$53,050,039	$53,819,642	$51,770,838

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000	1,500,000,000
Common shares issued	864,310,281	864,195,369	717,487,003
Common shares outstanding	863,323,099	863,319,435	716,622,592
Treasury shares outstanding	987,182	875,934	864,411
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	362,507	362,507	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 13.

(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option. See Note 15.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2011	2010	2011	2010
Interest and fee income
Loans and leases
Taxable	$428,266	$467,268	$862,227	$946,389
Tax-exempt	3,028	1,302	5,731	2,015
Available-for-sale and other securities
Taxable	54,603	59,614	112,254	118,601
Tax-exempt	2,320	2,859	5,196	5,950
Held-to-maturity securities — taxable	1,287	—	1,287	—
Other	2,633	4,610	7,319	9,477

Total interest income	492,137	535,653	994,014	1,082,432

Interest expense
Deposits	68,304	114,822	144,100	243,124
Short-term borrowings	856	515	1,805	991
Federal Home Loan Bank advances	215	1,035	435	2,247
Subordinated notes and other long-term debt	19,425	19,625	40,007	42,521

Total interest expense	88,800	135,997	186,347	288,883

Net interest income	403,337	399,656	807,667	793,549
Provision for credit losses	35,797	193,406	85,182	428,414

Net interest income after provision for credit losses	367,540	206,250	722,485	365,135

Service charges on deposit accounts	60,675	75,934	114,999	145,273
Mortgage banking income	23,835	45,530	46,519	70,568
Trust services income	30,392	28,399	61,134	56,164
Electronic banking income	31,728	28,107	60,514	53,244
Insurance income	16,399	18,074	34,344	36,934
Brokerage income	20,819	18,424	41,330	35,326
Bank owned life insurance income	17,602	14,392	32,421	30,862
Automobile operating lease income	7,307	11,842	16,154	24,145
Net gains on sales of investment securities	1,689	2,980	5,894	9,410
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	1,218	5,193	11,094	(3,207)
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	(1,400)	(8,017)	(15,441)	(6,078)

Net impairment losses on investment securities	(182)	(2,824)	(4,347)	(9,285)
Other income	45,503	28,785	83,750	57,854

Total noninterest income	255,767	269,643	492,712	510,495

Personnel costs	218,570	194,875	437,598	378,517
Outside data processing and other services	43,889	40,670	84,171	79,752
Net occupancy	26,885	25,388	55,321	54,474
Deposit and other insurance expense	23,823	26,067	41,719	50,822
Professional services	20,080	24,388	33,545	47,085
Equipment	21,921	21,585	44,398	42,209
Marketing	20,102	17,682	36,997	28,835
Amortization of intangibles	13,386	15,141	26,756	30,287
OREO and foreclosure expense	4,398	4,970	8,329	16,500
Automobile operating lease expense	5,434	9,667	12,270	19,733
Other expense	29,921	33,377	78,004	63,689

Total noninterest expense	428,409	413,810	859,108	811,903

Income before income taxes	194,898	62,083	356,089	63,727
Provision (benefit) for income taxes	48,980	13,319	83,725	(24,774)

Net income	145,918	48,764	272,364	88,501
Dividends on preferred shares	7,704	29,426	15,407	58,783

Net income applicable to common shares	$138,214	$19,338	$256,957	$29,718

Average common shares — basic	863,358	716,580	863,358	716,450
Average common shares — diluted	867,469	719,387	867,353	718,990
Per common share:
Net income — basic	$0.16	$0.03	$0.30	$0.04
Net income — diluted	0.16	0.03	0.30	0.04
Cash dividends declared	0.01	0.01	0.02	0.02
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
(All amounts in thousands,	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2010
Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	(161,234)	$(2,925,488)	$5,328,291
Comprehensive Income:
Net income											88,501	88,501
Noncredit-related impairment recoveries
(losses) on debt securities not expected to be sold										3,951		3,951
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										69,779		69,779
Unrealized gains (losses) on cash flow hedging derivatives										774		774
Change in accumulated unrealized losses for pension and other post- retirement obligations										2,332		2,332

Total comprehensive loss												165,337
Issuance of common stock					537	5	2,264					2,269
Preferred Series B stock discount accretion		8,425									(8,425)	—
Cash dividends declared:
Common ($0.02 per share)											(14,332)	(14,332)
Preferred Series B ($25.00 per share)											(34,952)	(34,952)
Preferred Series A ($42.50 per share)											(15,406)	(15,406)
Recognition of the fair value of share-based compensation							6,609					6,609
Other share-based compensation activity					209	3	199				(22)	180
Other							(1,799)	116	2,230		9	440

Balance, end of period	1,398	$1,333,433	363	$362,507	717,487	$7,175	$6,739,069	(864)	$(9,235)	$(84,398)	$(2,910,115)	$5,438,436

Six Months Ended June 30, 2011
Balance, beginning of period	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Comprehensive Income:
Net income											272,364	272,364
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold										10,037		10,037
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										57,504		57,504
Unrealized gains (losses) on cash flow hedging derivatives										2,212		2,212
Change in accumulated unrealized losses for pension and other post- retirement obligations										5,200		5,200

Total comprehensive income												347,317
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.02 per share)											(17,269)	(17,269)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Recognition of the fair value of share-based compensation							7,523					7,523
Other share-based compensation activity					115	1	56				(40)	17
Other							(324)	(111)	(586)		(70)	(980)

Balance, end of period	—	$—	363	$362,507	864,310	$8,643	$7,588,248	(987)	$(9,357)	$(122,543)	$(2,574,855)	$5,252,643

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2011	2010
Operating activities
Net income	$272,364	$88,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	85,182	428,414
Depreciation and amortization	142,800	135,957
Change in current and deferred income taxes	40,889	123,436
Net sales (purchases) of trading account securities	86,633	(23,201)
Originations of loans held for sale	(1,093,814)	(1,336,732)
Principal payments on and proceeds from loans held for sale	1,612,097	1,383,151
Securities (gains) losses	(1,547)	(125)
Other, net	45,751	(14,752)

Net cash provided by (used for) operating activities	1,190,355	784,649

Investing activities
Increase (decrease) in interest bearing deposits in banks	9,471	18,042
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,054,306	1,691,002
Maturities of held-to-maturity securities	2,738	—
Sales of available-for-sale and other securities	2,697,629	2,303,397
Purchases of available-for-sale and other securities	(2,342,790)	(3,985,907)
Purchases of held-to-maturity securities	(204,040)	—
Net proceeds from sales of loans	305,950	199,196
Net loan and lease activity, excluding sales	(1,602,756)	(814,944)
Proceeds from sale of operating lease assets	36,184	11,783
Purchases of premises and equipment	(71,827)	(32,121)
Proceeds from sales of other real estate	40,060	44,888
Other, net	122	1,442

Net cash provided by (used for) investing activities	(74,953)	(563,222)

Financing activities
Increase (decrease) in deposits	(456,356)	(650,432)
Increase (decrease) in short-term borrowings	17,698	166,533
Maturity/redemption of subordinated notes	(5,000)	(83,870)
Proceeds from Federal Home Loan Bank advances	200,000	450,000
Maturity/redemption of Federal Home Loan Bank advances	(152,397)	(19,317)
Maturity/redemption of long-term debt	(501,575)	(415,484)
Repurchase of Warrant to the Treasury	(49,100)	—
Dividends paid on preferred stock	(15,407)	(50,358)
Dividends paid on common stock	(17,244)	(14,247)
Other, net	(27)	180

Net cash provided by (used for) financing activities	(979,408)	(616,995)

Increase (decrease) in cash and cash equivalents	135,994	(395,568)
Cash and cash equivalents at beginning of period	847,888	1,521,344

Cash and cash equivalents at end of period	$983,882	$1,125,776

Supplemental disclosures:
Income taxes paid (refunded)	$42,817	$(148,210)
Interest paid	221,191	309,420
Non-cash activities
Dividends accrued, paid in subsequent quarter	15,941	23,390
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
2. ACCOUNTING STANDARDS UPDATE
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which is effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 13).
ASU 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how the lender develops its ACL and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010, and were first included in the 2010 Form 10-K. The disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 3).
ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. As a result of applying these amendments, Huntington may identify receivables that are considered newly impaired. For the purposes of measuring impairment on those receivables, Huntington would apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Management is currently evaluating the impact of the guidance on Huntington’s Condensed Consolidated Financial Statements.
ASU 2011-03 — Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The ASU amends Topic 860 to remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Management does not believe the amendment will have a material impact on Huntington’s Condensed Consolidated Financial Statements.

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the principle amendments will have a material impact on Huntington’s Condensed Consolidated Financial Statements.
ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. Early adoption is permitted.
3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loan and Lease Portfolio Composition
The following table provides a detail listing of Huntington’s loan and lease portfolio at June 30, 2011, December 31, 2010, and June 30, 2010:

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010
Loans and leases:
Commercial and industrial	$13,544,366	$13,063,293	$12,392,309
Commercial real estate	6,164,084	6,651,156	7,183,817
Automobile	6,190,245	5,614,711	4,846,566
Home equity	7,952,350	7,713,154	7,510,393
Residential mortgage	4,751,083	4,500,366	4,354,287
Other consumer	524,324	563,827	682,323

Loans and leases	39,126,452	38,106,507	36,969,695

Allowance for loan and lease losses	(1,071,126)	(1,249,008)	(1,402,160)

Net loans and leases	$38,055,326	$36,857,499	$35,567,535

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
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB — Cincinnati. As of June 30, 2011, these borrowings and advances are secured by $17.3 billion of loans and securities.
Franklin Relationship
Franklin is a specialty consumer finance company. On March 31, 2009, Huntington entered into a transaction with Franklin in which a Huntington wholly-owned REIT subsidiary (REIT) exchanged certain noncontrolling equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub), a wholly-owned subsidiary of Franklin. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for the Franklin commercial loans.

During the 2011 second quarter, Franklin’s equity interests in REIT were voluntarily surrendered in return for a reduction of a portion of defaulted commercial loans as a result of a default under the Legacy Credit Agreement. As of June 30, 2011, Franklin does not own any equity interests in REIT.
Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the six-month period ended June 30, 2011:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total

Portfolio loans purchased during the:
Three-month period ended June 30, 2011	$—	$—	$—	$—	$—	$—	$—
Six-month period ended June 30, 2011	—	—	—	—	—	—	—

Portfolio loans with allowance sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2011	—	—	—	—	87,215	—	87,215
Six-month period ended June 30, 2011	—	—	—	—	87,215	—	87,215

Portfolio loans without allowance sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2011	69,483	8,330	—	—	—	—	77,813
Six-month period ended June 30, 2011	155,482	56,123	—	—	83,542	—	295,147
NALs and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.
Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.
All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien and second-lien home equity portfolio are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.
For all classes within all loan portfolios, cash receipts received on NALs are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income.

Regarding all classes within all portfolios, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan has been brought current with respect to principal and interest, the loan or lease is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.
The following table presents NALs by loan class:

	2011	2010
(dollar amounts in thousands)	June 30,	December 31,

Commercial and industrial:
Owner occupied	$113,211	$138,822
Other commercial and industrial	116,116	207,898

Total commercial and industrial	229,327	346,720

Commercial real estate:
Retail properties	51,354	96,644
Multi family	42,467	44,819
Office	38,943	47,950
Industrial and warehouse	54,621	39,770
Other commercial real estate	104,115	134,509

Total commercial real estate	291,500	363,692

Automobile	—	—
Home equity:
Secured by first-lien	14,897	10,658
Secured by second-lien	18,648	11,868
Residential mortgage	59,853	45,010
Other consumer	—	—

Total nonaccrual loans	$614,225	$777,948

The following table presents an aging analysis of loans and leases, including past due loans, by loan class: (1)
June 30, 2011

							90 or more
	Past Due					Total Loans and	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Leases	and accruing

Commercial and industrial:
Owner occupied	$16,087	$9,357	$67,787	$93,231	$3,777,056	$3,870,287	$—
Other commercial and industrial	16,229	9,334	71,642	97,205	9,576,874	9,674,079	—

Total commercial and industrial	$32,316	$18,691	$139,429	$190,436	$13,353,930	$13,544,366	$—

Commercial real estate:
Retail properties	$6,129	$6,036	$39,315	$51,480	$1,626,467	$1,677,947	$—
Multi family	8,227	1,358	29,057	38,642	1,020,775	1,059,417	—
Office	4,096	2,065	31,930	38,091	978,582	1,016,673	—
Industrial and warehouse	4,673	—	31,232	35,905	737,324	773,229	—
Other commercial real estate	5,320	3,020	78,922	87,262	1,549,556	1,636,818	—

Total commercial real estate	$28,445	$12,479	$210,456	$251,380	$5,912,704	$6,164,084	$—

Automobile	$38,764	9,314	$4,419	$52,497	$6,137,748	$6,190,245	$4,419
Home equity:
Secured by first-lien	14,215	8,302	23,206	45,723	3,352,931	3,398,654	8,309
Secured by second-lien	29,936	16,571	27,790	74,297	4,479,399	4,553,696	9,142
Residential mortgage	141,599	37,854	164,806	344,259	4,406,824	4,751,083	110,954	(2)
Other consumer	7,644	2,458	1,808	11,910	512,414	524,324	1,808
December 31, 2010

							90 or more
	Past Due					Total Loans and	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	Leases	and accruing

Commercial and industrial:
Owner occupied	$16,393	$9,084	$80,114	$105,591	$3,717,872	$3,823,463	$—
Other commercial and industrial	34,723	35,698	110,491	180,912	9,058,918	9,239,830	—

Total commercial and industrial	$51,116	$44,782	$190,605	$286,503	$12,776,790	$13,063,293	$—

Commercial real estate:
Retail properties	$23,726	$694	$72,856	$97,276	$1,664,941	$1,762,217	$—
Multi family	8,993	8,227	31,519	48,739	1,072,877	1,121,616	—
Office	20,888	6,032	36,401	63,321	1,059,806	1,123,127	—
Industrial and warehouse	4,073	7,782	13,006	24,861	828,091	852,952	—
Other commercial real estate	45,792	9,243	91,718	146,753	1,644,491	1,791,244	—

Total commercial real estate	$103,472	$31,978	$245,500	$380,950	$6,270,206	$6,651,156	$—

Automobile	$47,981	12,246	$7,721	$67,948	$5,546,763	$5,614,711	$7,721
Home equity:
Secured by first-lien	14,810	8,166	18,630	41,606	2,999,146	3,040,752	7,972
Secured by second-lien	36,488	16,551	27,392	80,431	4,591,971	4,672,402	15,525
Residential mortgage	115,290	57,580	197,280	370,150	4,130,216	4,500,366	152,271	(3)
Other consumer	7,204	2,280	2,456	11,940	551,887	563,827	2,456

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Includes $76,979 thousand guaranteed by the U.S. government.

(3)	Includes $98,288 thousand guaranteed by the U.S. government.

Allowance for Credit Losses
Huntington maintains two reserves, both of which reflect Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change.
The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of CRE loans, particularly loans secured by retail properties; and the amount of C&I loans to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.
The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans.
The ALLL consists of two components: (1) the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each C&I and CRE loan greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month calculation period.
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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2011:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total

Three-month period ended June 30, 2011:
ALLL balance, beginning of period	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226
Loan charge-offs	(28,230)	(40,723)	(6,877)	(27,359)	(17,330)	(8,182)	(128,701)
Recoveries of loans previously charged-off	9,526	13,128	4,622	1,918	875	1,098	31,167
Provision for loan and lease losses	157	(19,599)	6,821	22,514	20,220	6,835	36,948
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(1,514)	—	(1,514)

ALLL balance, end of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126

AULC balance, beginning of period	$30,706	$8,433	$—	$2,241	$1	$830	$42,211
Provision for unfunded loan commitments and letters of credit	635	(1,801)	—	8	—	7	(1,151)

AULC balance, end of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060

ACL balance, end of period	$312,357	$470,506	$55,428	$148,693	$98,993	$26,209	$1,112,186

Six-month period ended June 30, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(81,965)	(117,371)	(16,852)	(55,682)	(40,351)	(15,487)	(327,708)
Recoveries of loans previously charged-off	21,070	22,093	9,885	3,526	4,964	3,553	65,091
Provision for loan and lease losses	1,297	(29,099)	12,907	47,970	42,604	10,570	86,249
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(1,514)	—	(1,514)

ALLL balance, end of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(1,385)	474	—	(99)	—	(57)	(1,067)

AULC balance, end of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060

ACL balance, end of period	$312,357	$470,506	$55,428	$148,693	$98,993	$26,209	$1,112,186

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.
C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.

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
For all classes within all consumer loan portfolios, each loan is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the higher likelihood of repayment and therefore, an indicator of lower credit risk.

The following table presents loan and lease balances by credit quality indicator:
June 30, 2011

	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,407	$121	$341	$1	$3,870
Other commercial and industrial	9,022	203	442	7	9,674

Total commercial and industrial	$12,429	$324	$783	$8	$13,544

Commercial real estate:
Retail properties	$1,382	$101	$195	$—	$1,678
Multi family	878	60	121	—	1,059
Office	835	99	83	—	1,017
Industrial and warehouse	650	32	91	—	773
Other commercial real estate	1,154	126	355	2	1,637

Total commercial real estate	$4,899	$418	$845	$2	$6,164

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,889	$2,489	$689	$123	$6,190
Home equity:
Secured by first-lien	1,916	1,166	306	10	3,398
Secured by second-lien	2,192	1,719	642	1	4,554
Residential mortgage	2,205	1,635	743	168	4,751
Other consumer	197	221	90	16	524
December 31, 2010

	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,265	$159	$393	$6	$3,823
Other commercial and industrial	8,435	265	525	15	9,240

Total commercial and industrial	$11,700	$424	$918	$21	$13,063

Commercial real estate:
Retail properties	$1,284	$128	$350	$—	$1,762
Multi family	899	79	144	—	1,122
Office	868	122	133	—	1,123
Industrial and warehouse	668	72	113	—	853
Other commercial real estate	1,221	88	481	1	1,791

Total commercial real estate	$4,940	$489	$1,221	$1	$6,651

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,516	$2,267	$725	$107	$5,615
Home equity:
Secured by first-lien	1,644	1,082	314	1	3,041
Secured by second-lien	2,224	1,768	679	1	4,672
Residential mortgage	1,978	1,580	796	146	4,500
Other consumer	207	235	102	20	564

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

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
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve if there is a significant change in either of those bases.
When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

The following table presents summarized data for impaired loans and the related ALLL by portfolio segment:

	Commercial and	Commercial			Residential	Other
	Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at June 30, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$36,307	$61,445	$994	$1,511	$14,974	$527	$115,758
Attributable to loans collectively evaluated for impairment	244,709	402,429	54,434	144,933	84,018	24,845	955,368

Total ALLL balance at June 30, 2011	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans and Leases at June 30, 2011:
(dollar amounts in thousands)

Portion of loans and leases at June 30, 2011:
Individually evaluated for impairment	165,909	394,930	29,059	37,067	334,150	8,910	970,025
Collectively evaluated for impairment	13,378,457	5,769,154	6,161,186	7,915,283	4,416,933	515,414	38,156,427

Total loans evaluated for impairment	$13,544,366	$6,164,084	$6,190,245	$7,952,350	$4,751,083	$524,324	$39,126,452

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Commercial and	Commercial			Residential	Other
	Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at December 31, 2010
(dollar amounts in thousands)

Portion of ALLL balance at December 31, 2010:

Attributable to loans individually evaluated for impairment	$63,307	$65,130	$1,477	$1,498	$11,780	$668	$143,860
Attributable to loans collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

ALLL balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans and Leases at December 31, 2010:
(dollar amounts in thousands)

Portion of loans and leases at December 31, 2010:

Individually evaluated for impairment	198,120	310,668	29,764	37,257	334,207	9,565	919,581
Collectively evaluated for impairment	12,865,173	6,340,488	5,584,947	7,675,897	4,166,159	554,262	37,186,926

Total loans evaluated for impairment	$13,063,293	$6,651,156	$5,614,711	$7,713,154	$4,500,366	$563,827	$38,106,507

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following tables present detailed impaired loan information by class: (1), (2)

				Three Months Ended		Six Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance	Allowance	Balance	Recognized	Balance	Recognized

With no related allowance recorded:
Commercial and industrial:
Owner occupied	$1,762	$1,976	$—	$4,863	$11	$8,540	$17
Other commercial and industrial	4,511	4,740	—	6,303	86	7,491	125

Total commercial and industrial	$6,273	$6,716	$—	$11,166	$97	$16,031	$142

Commercial real estate:
Retail properties	$24,501	$40,136	$—	$13,465	$13	$16,790	$13
Multi family	13,788	14,348	—	14,401	155	11,332	311
Office	3,305	3,639	—	1,937	—	1,935	—
Industrial and warehouse	3,940	3,952	—	2,383	5	2,584	5
Other commercial real estate	32,347	66,065	—	25,637	161	25,202	358

Total commercial real estate	$77,881	$128,140	$—	$57,823	$334	$57,843	$687

Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—	—	—	—	—
Secured by second-lien	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$57,220	$82,153	$11,025	$57,007	$648	$64,712	$862
Other commercial and industrial	102,416	139,282	25,282	97,528	824	106,087	1,301

Total commercial and industrial	$159,636	$221,435	$36,307	$154,535	$1,472	$170,799	$2,163

Commercial real estate:
Retail properties	$89,801	$115,219	$14,826	$101,804	$731	$94,802	$1,111
Multi family	26,070	30,532	4,449	28,600	264	33,078	495
Office	24,996	41,298	4,686	29,746	37	29,210	143
Industrial and warehouse	59,781	69,742	14,418	44,774	251	40,595	422
Other commercial real estate	116,401	151,593	23,066	83,647	542	76,843	637

Total commercial real estate	$317,049	$408,384	$61,445	$288,571	$1,825	$274,528	$2,808

Automobile	$29,059	$29,059	$994	$29,335	$647	$29,478	$1,307
Home equity:
Secured by first-lien	22,835	22,835	678	22,851	236	22,085	462
Secured by second-lien	14,232	14,232	833	15,542	176	15,930	363
Residential mortgage	334,150	356,418	14,974	342,576	3,353	338,535	6,810
Other consumer	8,910	8,910	527	9,041	161	9,216	332

	December 31, 2010
		Unpaid
	Ending	Principal	Related
(dollar amounts in thousands)	Balance	Balance	Allowance

With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,750	$26,603	$—
Other commercial and industrial	11,127	22,688	—

Total commercial and industrial	$24,877	$49,291	$—

Commercial real estate:
Retail properties	$31,972	$67,487	$—
Multi family	5,058	5,675	—
Office	2,270	3,562	—
Industrial and warehouse	3,305	6,912	—
Other commercial real estate	26,807	58,996	—

Total commercial real estate	$69,412	$142,632	$—

Automobile	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—
Secured by second-lien	—	—	—
Residential mortgage	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$63,951	$85,279	$14,322
Other commercial and industrial	109,292	154,424	48,986

Total commercial and industrial	$173,243	$239,703	$63,308

Commercial real estate:
Retail properties	$74,732	$120,051	$14,846
Multi family	38,758	39,299	7,760
Office	26,595	31,261	9,466
Industrial and warehouse	34,588	44,168	10,453
Other commercial real estate	66,583	104,485	22,604

Total commercial real estate	$241,256	$339,264	$65,129

Automobile	$29,764	$29,764	$1,477
Home equity:
Secured by first-lien	20,553	20,675	511
Secured by second-lien	16,704	17,060	987
Residential mortgage	334,207	347,571	11,780
Other consumer	9,565	9,565	668

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in the tables below are considered impaired due to their status as a TDR.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2011, December 31, 2010, and June 30, 2010:

	June 30, 2011		December 31, 2010		June 30, 2010
	Amortized		Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—	$—	$—
1-5 years	52,103	52,301	52,425	51,781	49,997	50,328
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	52,103	52,301	52,425	51,781	49,997	50,328

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	—	—	—	—
1-5 years	48,243	48,332	—	—	—	—
6-10 years	440,304	451,708	656,176	664,793	716,844	731,350
Over 10 years	3,360,382	3,422,665	4,077,655	4,089,611	3,689,229	3,774,601

Total Federal agencies: mortgage-backed securities	3,848,929	3,922,705	4,733,831	4,754,404	4,406,073	4,505,951

TLGP securities:
Under 1 year	155,637	156,303	156,450	157,931	—	—
1-5 years	—	—	25,230	25,536	182,552	184,757
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	155,637	156,303	181,680	183,467	182,552	184,757

Other agencies:
Under 1 year	153,241	154,039	158,273	159,288	187,627	188,549
1-5 years	1,059,456	1,054,447	1,898,867	1,885,230	1,692,684	1,703,421
6-10 years	13,391	13,788	13,082	13,359	11,030	11,478
Over 10 years	—	—	500	499	—	—

Total other agencies	1,226,088	1,222,274	2,070,722	2,058,376	1,891,341	1,903,448

Total U.S. Government backed agencies	5,282,757	5,353,583	7,038,658	7,048,028	6,529,963	6,644,484

Municipal securities:
Under 1 year	855	855	—	—	—	—
1-5 years	150,878	152,783	149,151	148,587	26,393	27,164
6-10 years	143,735	145,798	124,552	125,656	87,428	90,904
Over 10 years	130,948	133,260	182,341	181,472	254,786	257,848

Total municipal securities	426,416	432,696	456,044	455,715	368,607	375,916

Private-label CMO:
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	14,140	14,374	10,429	10,887	13,820	14,031
Over 10 years	83,597	74,396	124,080	111,038	412,882	380,580

Total private-label CMO	97,737	88,770	134,509	121,925	426,702	394,611

Asset-backed securities:
Under 1 year	—	—	19,669	19,694	40,000	40,138
1-5 years	553,221	557,370	697,001	700,749	588,876	592,301
6-10 years	124,826	126,418	323,411	323,995	168,382	169,246
Over 10 years	290,794	165,742	301,326	162,684	365,201	218,940

Total asset-backed securities (1)	968,841	849,530	1,341,407	1,207,122	1,162,459	1,020,625

Covered bonds:
Under 1 year	—	—	—	—	—	—
1-5 years	600,888	600,055	379,711	367,209	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total covered bonds	600,888	600,055	379,711	367,209	—	—

Corporate debt:
Under 1 year	—	—	—	—	—	—
1-5 years	409,283	407,969	329,988	323,389	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total corporate debt	409,283	407,969	329,988	323,389	—	—

Other:
Under 1 year	750	750	800	802	300	308
1-5 years	8,220	8,447	7,810	8,009	6,722	6,884
6-10 years	704	735	1,007	1,037	1,104	1,222
Over 10 years	—	—	—	—	—	—
Non-marketable equity securities	303,661	303,661	308,722	308,722	304,915	304,915
Marketable equity securities	54,126	53,520	53,944	53,286	55,436	54,753

Total other	367,461	367,113	372,283	371,856	368,477	368,082

Total available-for-sale and other securities	$8,153,383	$8,099,716	$10,052,600	$9,895,244	$8,856,208	$8,803,718

(1)	Amounts at June 30, 2011, December 31, 2010, and June 30, 2010 include automobile asset backed securities with a fair value of $239 million, $509 million and $562 million, respectively, which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at June 30, 2011, December 31, 2010, and June 30, 2010 include $165.6 million of stock issued by the FHLB of Cincinnati, $29.3 million, $37.4 million, and $45.7 million, respectively, of stock issued by the FHLB of Indianapolis, and $108.8 million, $105.7 million and $93.6 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At June 30, 2011, December 31, 2010, and June 30, 2010, Huntington did not have any material equity positions in FNMA or FHLMC.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at June 30, 2011, December 31, 2010, and June 30, 2010.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
June 30, 2011
U.S. Treasury	$52,103	$198	$—	$52,301
Federal Agencies:
Mortgage-backed securities	3,848,929	80,855	(7,079)	3,922,705
TLGP securities	155,637	666	—	156,303
Other agencies	1,226,088	2,288	(6,102)	1,222,274

Total U.S. Government backed securities	5,282,757	84,007	(13,181)	5,353,583
Municipal securities	426,416	7,698	(1,418)	432,696
Private-label CMO	97,737	994	(9,961)	88,770
Asset-backed securities	968,841	5,801	(125,112)	849,530
Covered bonds	600,888	3,193	(4,026)	600,055
Corporate debt	409,283	454	(1,768)	407,969
Other securities	367,461	424	(772)	367,113

Total available-for-sale and other securities	$8,153,383	$102,571	$(156,238)	$8,099,716

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2010
U.S. Treasury	$52,425	$—	$(644)	$51,781
Federal Agencies:
Mortgage-backed securities	4,733,831	71,901	(51,328)	4,754,404
TLGP securities	181,680	1,787	—	183,467
Other agencies	2,070,722	4,874	(17,220)	2,058,376

Total U.S. Government backed securities	7,038,658	78,562	(69,192)	7,048,028
Municipal securities	456,044	6,154	(6,483)	455,715
Private-label CMO	134,509	1,236	(13,820)	121,925
Asset-backed securities	1,341,407	6,563	(140,848)	1,207,122
Covered bonds	379,711	—	(12,502)	367,209
Corporate debt	329,988	24	(6,623)	323,389
Other securities	372,283	364	(791)	371,856

Total available-for-sale and other securities	$10,052,600	$92,903	$(250,259)	$9,895,244

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
June 30, 2010
U.S. Treasury	$49,997	$331	$—	$50,328
Federal Agencies:
Mortgage-backed securities	4,406,073	102,435	(2,557)	4,505,951
TLGP securities	182,552	2,205	—	184,757
Other agencies	1,891,341	12,108	(1)	1,903,448

Total U.S. Government backed securities	6,529,963	117,079	(2,558)	6,644,484
Municipal securities	368,607	7,334	(25)	375,916
Private-label CMO	426,702	534	(32,625)	394,611
Asset-backed securities	1,162,459	4,805	(146,639)	1,020,625
Covered bonds	—	—	—	—
Corporate debt	—	—	—	—
Other securities	368,477	367	(762)	368,082

Total available-for-sale and other securities	$8,856,208	$130,119	$(182,609)	$8,803,718

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2011, December 31, 2010, and June 30, 2010.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	647,974	(7,079)	—	—	647,974	(7,079)
TLGP securities	—	—	—	—	—	—
Other agencies	753,680	(6,057)	4,169	(45)	757,849	(6,102)

Total U.S. Government backed securities	1,401,654	(13,136)	4,169	(45)	1,405,823	(13,181)
Municipal securities	133,740	(1,358)	3,760	(60)	137,500	(1,418)
Private-label CMO	—	—	59,611	(9,961)	59,611	(9,961)
Asset-backed securities	—	—	154,837	(125,112)	154,837	(125,112)
Covered bonds	239,895	(4,026)	—	—	239,895	(4,026)
Corporate debt	338,080	(1,768)	—	—	338,080	(1,768)
Other securities	1,494	(11)	2,383	(761)	3,877	(772)

Total temporarily impaired securities	$2,114,863	$(20,299)	$224,760	$(135,939)	$2,339,623	$(156,238)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. Treasury	$51,781	$(644)	$—	$—	$51,781	$(644)
Federal agencies:
Mortgage-backed securities	1,424,431	(51,328)	—	—	1,424,431	(51,328)
TLGP securities	—	—	—	—	—	—
Other agencies	1,217,074	(17,134)	4,771	(86)	1,221,845	(17,220)

Total U.S. Government backed securities	2,693,286	(69,106)	4,771	(86)	2,698,057	(69,192)
Municipal securities	201,370	(6,363)	3,700	(120)	205,070	(6,483)
Private-label CMO	—	—	85,617	(13,820)	85,617	(13,820)
Asset-backed securities	214,983	(2,129)	146,866	(138,719)	361,849	(140,848)
Covered bonds	367,209	(12,502)	—	—	367,209	(12,502)
Corporate debt	288,660	(6,623)	—	—	288,660	(6,623)
Other securities	—	—	41,218	(791)	41,218	(791)

Total temporarily impaired securities	$3,765,508	$(96,723)	$282,172	$(153,536)	$4,047,680	$(250,259)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	257,773	(2,557)	—	—	257,773	(2,557)
TLGP securities	—	—	—	—	—	—
Other agencies	—	—	250	(1)	250	(1)

Total U.S. Government backed securities	257,773	(2,557)	250	(1)	258,023	(2,558)
Municipal securities	3,992	(8)	3,803	(17)	7,795	(25)
Private-label CMO	—	—	337,044	(32,625)	337,044	(32,625)
Asset-backed securities	77,834	(7,990)	206,835	(138,649)	284,669	(146,639)
Covered bonds	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Other securities	39,427	(519)	811	(243)	40,238	(762)

Total temporarily impaired securities	$379,026	$(11,074)	$548,743	$(171,535)	$927,769	$(182,609)

The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Gross gains on sales of securities	$9,623	$8,105	$16,358	$14,881
Gross (losses) on sales of securities	(7,934)	(5,125)	(10,464)	(5,471)

Net gain on sales of securities	1,689	2,980	5,894	9,410

Other-than-temporary impairment recorded	(182)	(2,824)	(4,347)	(9,285)

Total securities gain (loss)	$1,507	$156	$1,547	$125

Security Impairment
Huntington evaluates its available-for-sale securities portfolio on a quarterly basis for OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at period-end. Under these circumstances, OTTI is considered to have occurred; (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.
For securities Huntington does not expect to sell or it is not more likely than not to be required to sell, credit-related OTTI, represented by the expected loss in principal, is recognized in earnings, while noncredit-related OTTI is recognized in OCI. For securities which Huntington does expect to sell, all OTTI is recognized in earnings. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. Presentation of OTTI is made in the Unaudited Condensed Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI.

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
For the three-month and six-month periods ended June 30, 2011 and 2010, the following tables summarize by debt security type, total OTTI losses, unrealized OTTI losses included in OCI, and OTTI recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended June 30,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2011
Total OTTI recoveries (losses) (unrealized and realized)	$(166)	$432	$952	$1,218
Unrealized OTTI (recoveries) losses recognized in OCI	108	(432)	(1,076)	(1,400)

Net impairment losses recognized in earnings	$(58)	$—	$(124)	$(182)

2010
Total OTTI recoveries (losses) (unrealized and realized)	$399	$3,001	$1,793	$5,193
Unrealized OTTI (recoveries) losses recognized in OCI	(959)	(3,001)	(4,057)	(8,017)

Net impairment losses recognized in earnings	$(560)	$—	$(2,264)	$(2,824)

	Six Months Ended June 30,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2011
Total OTTI (losses) recoveries (unrealized and realized)	$936	$6,830	$3,328	$11,094
Unrealized OTTI losses (recoveries) recognized in OCI	(1,166)	(10,037)	(4,238)	(15,441)

Net impairment losses recognized in earnings	$(230)	$(3,207)	$(910)	$(4,347)

2010
Total OTTI (losses) recoveries (unrealized and realized)	$(4,177)	$2,352	$(1,382)	$(3,207)
Unrealized OTTI losses (recoveries) recognized in OCI	2,975	(5,567)	(3,486)	(6,078)

Net impairment losses recognized in earnings	$(1,202)	$(3,215)	$(4,868)	$(9,285)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Balance, beginning of period	$86,797	$126,347	$100,838	$124,408
Reductions from sales of securities with credit impairment	(1,054)	—	(1,054)	—
Noncredit impairment on securities not previously considered credit impaired	—	786	—	8,909
Change due to improvement in expected cash flows	(1,996)	(9,513)	(16,037)	(17,660)
Additional noncredit impairment on securities with previous credit impairment	1,650	710	1,650	2,673

Balance, end of period	$85,397	$118,330	$85,397	$118,330

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2011 and 2010 as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Balance, beginning of period	$58,701	$57,781	$54,536	$53,801
Reductions from sales	(4,481)	(1,993)	(4,481)	(4,474)
Credit losses not previously recognized	—	392	—	1,558
Additional credit losses	182	2,432	4,347	7,727

Balance, end of period	$54,402	$58,612	$54,402	$58,612

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at June 30, 2011.
As of June 30, 2011, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.
5. HELD-TO-MATURITY SECURITIES
These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.
Huntington transferred $469.1 million of federal agencies, mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio in the 2011 second quarter. The securities were reclassified at fair value at the date of transfer. At the time of the transfer, $0.5 million of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.
Additionally, during the 2011 second quarter, Huntington purchased $204.3 million of federal agencies, mortgage-backed securities which were classified directly into the held-to-maturity portfolio.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2011. There were no securities classified as held-to-maturity at December 31, 2010 or June 30, 2010.

	June 30, 2011
	Amortized	Fair
(dollar amounts in thousands)	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—
1-5 years	—	—
6-10 years	—	—
Over 10 years	670,478	670,145

Total Federal agencies: mortgage-backed securities	670,478	670,145

Total U.S. Government backed agencies	670,478	670,145

Total held-to-maturity securities	$670,478	$670,145

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
June 30, 2011
Federal Agencies:
Mortgage-backed securities	$670,478	$1,947	$(2,280)	$670,145

Total U.S. Government backed securities	670,478	1,947	(2,280)	670,145

Total held-to-maturity securities	$670,478	$1,947	$(2,280)	$670,145

6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Residential mortgage loans sold with servicing retained	$492,015	$803,000	$1,749,518	$1,539,015
Pretax gains resulting from above loan sales (1)	12,565	18,661	45,244	33,424

(1)	Recorded in other noninterest income.
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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2011 and 2010:
Fair Value Method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Fair value, beginning of period	$119,207	$162,106	$125,679	$176,427
Change in fair value during the period due to:
Time decay (1)	(1,390)	(1,536)	(2,764)	(3,208)
Payoffs (2)	(4,528)	(6,800)	(10,400)	(13,677)
Changes in valuation inputs or assumptions (3)	(8,292)	(21,365)	(7,518)	(27,137)

Fair value, end of period:	$104,997	$132,405	$104,997	$132,405

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.
Amortization Method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrying value, beginning of year	$83,352	$45,446	$70,516	$38,165
New servicing assets created	4,525	7,944	19,978	16,741
Impairment charge	—	(4,856)	—	(4,856)
Amortization and other	(3,135)	(1,801)	(5,752)	(3,317)

Carrying value, end of period	$84,742	$46,733	$84,742	$46,733

Fair value, end of period	$95,829	$47,565	$95,829	$47,565

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
A summary of key assumptions and the sensitivity of the MSR value at June 30, 2011, to changes in these assumptions follows:

			Decline in fair value due to
			10%	20%
			adverse	adverse
(dollar amounts in thousands)	Actual		change	change
Constant prepayment rate	11.93%		$(5,954)	$(11,214)
Spread over forward interest rate swap rates	494	bps	(2,279)	(4,557)
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
Total servicing fees included in mortgage banking income amounted to $12.4 million and $12.2 million for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ending June 30, 2011 and 2010, servicing fees totaled $25.0 million and $24.6 million, respectively.
Automobile Loans and Leases
The Company is currently considering an automobile loan securitization transaction during the second half of 2011. The potential securitization is expected to be between $1.0 billion and $1.3 billion. At June 30, 2011, and through the date of this filing, the Company has not yet identified the specific loans that would be securitized or finalized terms of the securitization, including whether the securitization would be recorded as a sale or as secured financing and, therefore, has not reclassified the loans to loans held for sale.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for the first six-month period of 2011 was as follows:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2010, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
At June 30, 2011, December 31, 2010, and June 30, 2010, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value
June 30, 2011
Core deposit intangible	$376,846	$(241,368)	$135,478
Customer relationship	104,574	(38,912)	65,662
Other	25,164	(24,440)	724

Total other intangible assets	$506,584	$(304,720)	$201,864

December 31, 2010
Core deposit intangible	$376,846	$(219,311)	$157,535
Customer relationship	104,574	(34,751)	69,823
Other	25,164	(23,902)	1,262

Total other intangible assets	$506,584	$(277,964)	$228,620

June 30, 2010
Core deposit intangible	$376,846	$(193,989)	$182,857
Customer relationship	104,574	(30,386)	74,188
Other	25,164	(23,398)	1,766

Total other intangible assets	$506,584	$(247,773)	$258,811

The estimated amortization expense of other intangible assets for the remainder of 2011 and the next five years is as follows:

Amortization
(dollar amounts in thousands)	Expense

2011	$26,570
2012	46,075
2013	40,511
2014	35,858
2015	19,758
2016	6,606

8. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, were as follows:

	Three Months Ended
	June 30, 2011
		Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,400	$(490)	$910
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	95,468	(33,242)	62,226
Less: Reclassification adjustment for net losses (gains) included in net income	(1,507)	527	(980)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	95,361	(33,205)	62,156

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(18)	6	(12)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	25,590	(8,956)	16,634
Change in pension and post-retirement benefit plan assets and liabilities	4,000	(1,400)	2,600

Total other comprehensive income	$124,933	$(43,555)	$81,378

	Three Months Ended
	June 30, 2010
		Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$8,017	(2,806)	5,211
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	70,354	(24,897)	45,457
Less: Reclassification adjustment for net losses (gains) included in net income	(156)	55	(101)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	78,215	(27,648)	50,567

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(206)	72	(134)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(3,883)	1,359	(2,524)
Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income	$75,920	$(26,845)	$49,075

	Six Months Ended
	June 30, 2011
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Non credit related impairment recoveries (losses) on debt securities not expected to be sold	$15,441	(5,404)	10,037
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	89,743	(31,266)	58,477
Less: Reclassification adjustment for net losses (gains) included in net income	(1,547)	541	(1,006)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	103,637	(36,129)	67,508

Net change in unrealized holding gains (losses) on available-for-sale equity securities	52	(19)	33
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	3,404	(1,192)	2,212
Change in pension and post-retirement benefit plan assets and liabilities	8,000	(2,800)	5,200

Total other comprehensive income	$115,093	$(40,140)	$74,953

	Six Months Ended
	June 30, 2010
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Non credit related impairment recoveries (losses) on debt securities not expected to be sold	6,078	(2,127)	3,951
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	108,281	(38,301)	69,980
Less: Reclassification adjustment for net losses (gains) included in net income	(125)	44	(81)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	114,234	(40,384)	73,850

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(185)	65	(120)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	1,190	(416)	774
Change in pension and post-retirement benefit plan assets and liabilities	3,588	(1,256)	2,332

Total other comprehensive income	$112,462	$(39,875)	$72,587

Activity in accumulated other comprehensive income, net of tax, for the six-month periods ended June 30, 2011 and 2010, were as follows:

				Unrealized gains
			Unrealized gains	(losses) for
	Unrealized	Unrealized gains	and (losses) on	pension and other
	gains and (losses)	and (losses) on	cash flow hedging	post-retirement
(dollar amounts in thousands)	on debt securities (1)	equity securities	derivatives	obligations	Total
Balance, December 31, 2009	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	73,850	(120)	774	2,332	76,836

Balance, June 30, 2010	$(33,459)	$(442)	$59,639	$(110,136)	$(84,398)

Balance, December 31, 2010	$(101,290)	(427)	35,710	(131,489)	$(197,496)
Period change	67,508	33	2,212	5,200	74,953

Balance, June 30, 2011	$(33,782)	$(394)	$37,922	$(126,289)	$(122,543)

(1)	Amount at June 30, 2011 includes $0.5 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.
9. SHAREHOLDERS’ EQUITY
Repurchase of Outstanding TARP Capital and Warrant to Repurchase Common Stock
In 2008, Huntington received $1.4 billion of equity capital by issuing to the Treasury 1.4 million shares of TARP Capital and a ten-year warrant to purchase up to 23.6 million shares of Huntington’s common stock, par value $0.01 per share, at an exercise price of $8.90 per share. As approved by the Federal Reserve Board, the Treasury, and our other banking regulators, on December 22, 2010, Huntington repurchased all 1.4 million shares of our TARP Capital held by the Treasury totaling $1.4 billion. Huntington used the net proceeds from the issuance of common stock and subordinated debt, as well as other funds, to redeem the TARP Capital. On January 19, 2011, Huntington repurchased the warrant originally issued to the Treasury for a purchase price of $49.1 million.
Share Repurchase Program
Huntington did not repurchase any shares for the three-month or six-month periods ended June 30, 2011 and 2010.
Dividends on common stock
On July 21, 2011, Huntington announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share, up from the prior quarterly dividend of $0.01. The dividend is payable on October 3, 2011, to shareholders of record on September 19, 2011.

10. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and six-month periods ended June 30, 2011 and 2010, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2011	2010	2011	2010
Basic earnings per common share:
Net income	$145,918	$48,764	$272,364	$88,501
Preferred stock dividends, deemed dividend and accretion of discount	(7,704)	(29,426)	(15,407)	(58,783)

Net income available to common shareholders	$138,214	$19,338	$256,957	$29,718
Average common shares issued and outstanding	863,358	716,580	863,358	716,450
Basic earnings per common share	$0.16	$0.03	$0.30	$0.04
Diluted earnings per common share
Net income available to common shareholders	$138,214	$19,338	$256,957	$29,718
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$138,214	$19,338	$256,957	$29,718
Average common shares issued and outstanding	863,358	716,580	863,358	716,450
Dilutive potential common shares:
Stock options and restricted stock units and awards	3,171	1,957	3,084	1,685
Shares held in deferred compensation plans	940	850	911	855
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	4,111	2,807	3,995	2,540

Total diluted average common shares issued and outstanding	867,469	719,387	867,353	718,990
Diluted earnings per common share	$0.16	$0.03	$0.30	$0.04
Approximately 15.3 million and 19.2 million options to purchase shares of common stock outstanding at the end of June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $19.69 per share and $19.22 per share at the end of each respective period.
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
Huntington uses the Black-Scholes option pricing model to value share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three-month and six-month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Assumptions
Risk-free interest rate	2.20%	2.83%	2.35%	2.90%
Expected dividend yield	0.61	0.69	0.59	0.81
Expected volatility of Huntington’s common stock	30.0	60.0	31.3	60.0
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$2.05	$3.19	$2.20	$2.76
The following table illustrates total share-based compensation expense and related tax benefit for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Share-based compensation expense	$3,898	$3,676	$7,523	$6,609
Tax (expense) benefit	1,364	1,287	2,633	2,313
Huntington’s stock option activity and related information for the six-month period ended June 30, 2011, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2011	21,862	$15.96
Granted	128	6.79
Exercised	(47)	4.21
Forfeited/expired	(1,362)	15.18

Outstanding at June 30, 2011	20,581	$15.98	2.6	$7,576

Vested and expected to vest at June 30, 2011 (1)	20,322	$16.11	2.6	$7,303

Exercisable at June 30, 2011	15,900	$19.07	1.8	$2,329

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the six-month period ended June 30, 2011, cash received for the exercises of stock options was $0.2 million and the tax benefit realized from stock option exercises was less than $0.1 million. There were no exercises of stock options for the six-month period ended June 30, 2010.
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

The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of June 30, 2011, and activity for the six-month period ended June 30, 2011:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2011	5,511	$5.78	466	$5.24
Granted	697	7.45	—	—
Vested	(42)	8.76	(376)	5.72
Forfeited	(156)	6.04	—	—

Nonvested at June 30, 2011	6,010	$5.94	90	$3.24

(1)	Includes restricted stock awards granted under the Second Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the grant date and are not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met. All awards vested in the 2011 second quarter.
The weighted-average grant date fair value of nonvested shares granted for the six-month periods ended June 30, 2011 and 2010, were $7.45 and $5.64, respectively. The total fair value of awards vested was $2.7 million and $0.3 million during the six-month periods ended June 30, 2011, and 2010, respectively. As of June 30, 2011, the total unrecognized compensation cost related to nonvested awards was $18.9 million with a weighted-average expense recognition period of 1.5 years.
Of the remaining 43.4 million shares of common stock authorized for issuance at June 30, 2011, 27.1 million were outstanding and 16.3 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At June 30, 2011, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises in 2011.
12. BENEFIT PLANS
Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2011, although Huntington contributed $50.0 million to the Plan in March 2011.
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
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Service cost	$5,413	$5,051	$—	$—
Interest cost	7,518	7,217	405	433
Expected return on plan assets	(10,823)	(10,528)	—	—
Amortization of transition asset	(1)	2	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains	5,874	3,747	(106)	(176)
Settlements	1,750	1,725	—	—

Benefit expense	$8,289	$5,772	$(39)	$(81)

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Service cost	$10,826	$10,102	$—	$—
Interest cost	15,036	14,434	810	866
Expected return on plan assets	(21,646)	(21,056)	—	—
Amortization of transition asset	(2)	4	—	—
Amortization of prior service cost	(2,884)	(2,884)	(676)	(676)
Amortization of gains	11,748	7,494	(212)	(351)
Settlements	3,500	3,450	—	—

Benefit expense	$16,578	$11,544	$(78)	$(161)

The Bank, as trustee, held all Plan assets at June 30, 2011, and December 31, 2010. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
Cash	$26	—%	$—	—%	$—	—%
Cash equivalents:
Huntington funds — money market	1,255	—	25	—	2,736	1
Other	—	—	—	—	26	—
Fixed income:
Huntington funds — fixed income funds	173,781	33	133,330	28	132,883	31
Corporate obligations	—	—	—	—	1,084	—
U.S. Government Agencies	—	—	—	—	1,013	—
Equities:
Huntington funds	328,476	62	318,155	66	266,183	63
Other — equity mutual funds	4,267	1	—	—	—	—
Huntington common stock	25,754	4	26,969	6	21,756	5

Fair value of plan assets	$533,559	100%	$478,479	100%	$425,681	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at June 30, 2011, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At June 30, 2011, Plan assets were invested 67% in equity investments and 33% in bonds, with an average duration of 3.5 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in millions)	2011	2010	2011	2010
SERP & SRIP	$0.7	$0.9	$1.4	$1.6
Defined Contribution Plan	3.8	2.1	7.5	2.1

Benefit Cost	$4.5	$3.0	$8.9	$3.7

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

Financial Instrument	Hierarchy	Valuation methodology

Mortgage loans held for sale	Level 2	Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types. At June 30, 2011, mortgage loans held for sale had an aggregate fair value of $222.9 million and an aggregate outstanding principal balance of $214.7 million. Interest income on these loans is recorded in interest and fee income — loans and leases. Included in mortgage banking income were net gains resulting from origination and sale of these loans, including net realized gains of $11.7 million and $19.4 million for the three-month periods ended June 30, 2011, and 2010, respectively. Of such gains, the change in fair value while held as loans were $1.8 million and $8.8 million for the three-month periods ended June 30, 2011 and 2010, respectively. Net gains resulting from origination and sale of these loans, including net realized gains of $44.5 million and $34.5 million for the six-month periods ended June 30, 2011, and 2010, respectively. Of such gains, the change in fair value while held as loans were $7.9 million and $11.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Available-for-sale securities & trading account securities	Level 1	Consist primarily of U.S. Treasury and money market mutual funds, which have quoted prices.

	Level 2	Consist of U.S. Government and agency mortgage-backed and other agency securities, municipal securities, and other securities for which an active market is not available. Third party pricing services provide a fair value estimate based upon trades of similar financial instruments.

	Level 3	Consist of certain asset-backed securities, pooled-trust-preferred securities, private-label CMOs, and municipal securities for which fair value is estimated. Assumptions used to determine the fair value of these securities have greater subjectivity due to the lack of observable market transactions. Generally, there are only limited trades of similar instruments and a discounted cash flow approach is used to determine fair value.

Financial Instrument	Hierarchy	Valuation methodology

Automobile loans	Level 3	Consists of automobile loan receivables measured at fair value. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. The net gains and losses, before tax, from fair value changes reflected in interest and fee income — other and noninterest income for the three-month periods ended June 30, 2011 and 2010 was $1.1 million and $(3.3) million, respectively, which is net of a $2.1 million and $0.1 million, respectively net gain associated with instrument specific credit risk. The net gains and losses, before tax, from fair value changes for the six-month periods ended June 30, 2011 and 2010 was $(1.4) million and $4.3 million, respectively, which is net of a $2.2 million and $0.6 million, respectively net gain associated with instrument specific credit risk. Instrument specific credit risk was determined based on estimated credit losses inherent in the beginning period fair value calculation as compared to actual credit losses incurred during the period plus estimated credit losses inherent in the end of period fair value calculation.

MSRs	Level 3	MSRs do not trade in an active, open market with readily observable prices. Although sales of MSRs do occur, the precise terms and conditions typically are not readily available. Fair value is determined on an income approach model based upon month-end interest rate curve and prepayment assumptions.

Derivatives	Level 1	Consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices.

	Level 2	Consist of basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates.

	Level 3	Consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.

Securitization trust notes payable	Level 2	Consists of certain securitization trust notes payable related to the automobile loans measured at fair value. The notes payable are valued based on interest rates for similar financial instruments. The net gains and losses, before tax, from fair value changes reflected in interest expense - subordinated notes and other long-term debt and noninterest income for the three-month periods ended June 30, 2011 and 2010 was $(1.4) million and $(5.9) million, respectively. The net gains and losses, before tax, from fair value changes for the six-month periods ended June 30, 2011 and 2010 was $(3.6) million and $(2.2) million, respectively.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at June 30, 2011, December 31, 2010, and June 30, 2010 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2011
Assets
Mortgage loans held for sale	$—	$222,880	$—	$—	$222,880

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	7,917	—	—	7,917
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	35,719	—	—	35,719
Other securities	53,039	2,096	—	—	55,135

	53,039	45,732	—	—	98,771

Available-for-sale and other securities:
U.S. Treasury securities	52,301	—	—	—	52,301
Federal agencies: Mortgage-backed (2)	—	3,922,705	—	—	3,922,705
TLGP securities	—	156,303	—	—	156,303
Federal agencies: Other agencies (2)	—	1,222,274	—	—	1,222,274
Municipal securities	—	308,896	123,800	—	432,696
Private-label CMO	—	—	88,770	—	88,770
Asset-backed securities	—	683,788	165,742	—	849,530
Covered bonds	—	600,055	—	—	600,055
Corporate debt	—	407,969	—	—	407,969
Other securities	53,520	9,932	—	—	63,452

	105,821	7,311,922	378,312	—	7,796,055

Automobile loans	—	—	400,935	—	400,935

MSRs	—	—	104,997	—	104,997

Derivative assets	4,373	377,969	2,102	(77,904)	306,540

Liabilities
Securitization trust notes payable	—	231,017	—	—	231,017

Derivative liabilities	6,582	207,567	1,684	—	215,833

Other liabilities	2,064	—	—	—	2,064

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2010
Assets
Mortgage loans held for sale	$—	$754,117	$—	$—	$754,117

Trading account securities:
U.S. Treasury securities	47,430	—	—	—	47,430
Federal agencies: Mortgage-backed	—	10,860	—	—	10,860
Federal agencies: Other agencies	—	24,853	—	—	24,853
Municipal securities	—	30,205	—	—	30,205
Other securities	69,017	3,039	—	—	72,056

	116,447	68,957	—	—	185,404

Available-for-sale and other securities:
U.S. Treasury securities	51,781	—	—	—	51,781
Federal agencies: Mortgage-backed	—	4,754,404	—	—	4,754,404
TLGP securities	—	183,467	—	—	183,467
Federal agencies: Other agencies (3)	—	2,058,376	—	—	2,058,376
Municipal securities	—	305,909	149,806	—	455,715
Private-label CMO	—	—	121,925	—	121,925
Asset-backed securities	—	1,044,438	162,684	—	1,207,122
Covered bonds	—	367,209	—	—	367,209
Corporate debt	—	323,389	—	—	323,389
Other securities	53,286	9,848	—	—	63,134

	105,067	9,047,040	434,415	—	9,586,522

Automobile loans	—	—	522,717	—	522,717

MSRs	—	—	125,679	—	125,679

Derivative assets	23,514	390,361	2,817	(70,559)	346,133

Liabilities
Securitization trust notes payable	—	356,089	—	—	356,089

Derivative liabilities	3,990	233,399	1,851	—	239,240

Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2010
Assets
Mortgage loans held for sale	$—	$404,817	$—	$—	$404,817

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	15,026	—	—	15,026
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	23,170	—	—	23,170
Other securities	64,285	4,377	—	—	68,662

	64,285	42,573	—	—	106,858

Available-for-sale and other securities:
U.S. Treasury securities	50,328	—	—	—	50,328
Federal agencies: Mortgage-backed	—	4,505,951	—	—	4,505,951
TLGP securities	184,757	—	—	—	184,757
Federal agencies: Other agencies	1,874,835	28,613	—	—	1,903,448
Municipal securities	—	113,788	262,128	—	375,916
Private-label CMO	—	—	394,611	—	394,611
Asset-backed securities	—	801,685	218,940	—	1,020,625
Covered bonds	—	—	—	—	—
Corporate debt	—	—	—	—	—
Other securities	55,061	8,106	—	—	63,167

	2,164,981	5,458,143	875,679	—	8,498,803

Automobile loans	470,825	—	186,388	—	657,213

MSRs	—	—	132,405	—	132,405

Derivative assets	1,663	454,249	8,469	(84,912)	379,469

Liabilities
Securitization trust notes payable	494,512	—	—	—	494,512

Derivative liabilities	13,682	265,499	1,977	—	281,158

Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

(2)	During the 2011 second quarter, Huntington transferred $469.1 million of federal agencies, mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All amounts were previously classified as level 2 in the fair value hierarchy.

(3)	Amounts were transferred from Level 1 to Level 2 in the 2010 fourth quarter due to lack of sufficient market activity for these securities.
The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$119,207	$(832)	$135,276	$115,546	$165,599	$458,851	$—
Total gains / losses:
Included in earnings	(14,210)	1,411	—	59	9	1,127	—
Included in OCI	—	—	—	(110)	3,293	—	—
Purchases	—	—	1,760	—	—	—	—
Sales	—	—	—	(20,958)	—	—	—
Repayments	—	—	—	—	—	(59,043)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(161)	(13,236)	(5,767)	(3,159)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$104,997	$418	$123,800	$88,770	$165,742	$400,935	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(14,210)	$1,250	$—	$(1,164)	$3,293	$1,127	$—

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$162,106	$(833)	$318,597	$462,731	$219,079	$183,845	$—
Total gains / losses:
Included in earnings	(29,701)	5,547	—	(1,742)	(445)	4,845	—
Included in OCI	—	—	—	14,277	4,387	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	(57,394)	(793)	—	—
Repayments	—	—	—	—	—	(2,302)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	1,778	(56,469)	(23,261)	(3,288)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$132,405	$6,492	$262,128	$394,611	$218,940	$186,388	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(29,701)	$5,330	$—	$12,535	$3,942	$4,845	$—

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—
Total gains / losses:
Included in earnings	(20,682)	(293)	—	(383)	(3,261)	(1,384)	—
Included in OCI	—	—	—	3,617	13,590	—	—
Purchases	—	—	1,760	—	—	—	—
Sales	—	—	—	(20,958)	—	—	—
Repayments	—	—	—	—	—	(120,398)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(255)	(27,766)	(15,431)	(7,271)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$104,997	$418	$123,800	$88,770	$165,742	$400,935	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(20,682)	$(548)	$—	$1,774	$13,590	$(1,384)	$—

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains / losses:
Included in earnings	(44,022)	8,939	—	(3,832)	(4,495)	10,104	—
Included in OCI	—	—	—	24,967	8,574	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	(57,394)	(2,631)	—	—
Repayments	—	—	—	—	—	(3,735)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	1,789	(73,024)	(46,449)	(5,533)	—	—
Transfers in / out of Level 3 (1)	—	—	323,637	—	(184,073)	180,019	(25,872)

Balance, end of period	$132,405	$6,492	$262,128	$394,611	$218,940	$186,388	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(44,022)	$8,733	$—	$21,135	$4,079	$10,104	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities, and a transfer in of $180.0 million of loans both related to the consolidation of a 2009 automobile trust.

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2011 and 2010:

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(14,210)	$(774)	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(124)	(59)	—	—
Interest and fee income	—	—	—	183	68	(2,786)	—
Noninterest income	—	2,185	—	—	—	3,913	—

Total	$(14,210)	$1,411	$—	$59	$9	$1,127	$—

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(29,701)	$5,547	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,264)	(560)	—	—
Interest and fee income	—	—	—	522	115	(3,180)	—
Noninterest income	—	—	—	—	—	8,025	—

Total	$(29,701)	$5,547	$—	$(1,742)	$(445)	$4,845	$—

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(20,682)	$662	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(912)	(3,436)	—	—
Interest and fee income	—	—	—	529	175	(5,225)	—
Noninterest income	—	(955)	—	—	—	3,841	—

Total	$(20,682)	$(293)	$—	$(383)	$(3,261)	$(1,384)	$—

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(44,022)	$8,939	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(4,868)	(4,417)	—	—
Interest and fee income	—	—	—	1,036	(78)	(4,400)	—
Noninterest income	—	—	—	—	—	14,504	—

Total	$(44,022)	$8,939	$—	$(3,832)	$(4,495)	$10,104	$—

Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At June 30, 2011, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Six
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in millions)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Impaired loans	$83.7	$—	$—	$83.7	$(21.2)
Accrued income and other assets	38.7	—	—	38.7	$(1.1)
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At June 30, 2011, Huntington identified $83.7 million of impaired loans for which the fair value is recorded based upon collateral value. For the six-month period ended June 30, 2011, nonrecurring fair value impairment of $21.2 million were recorded within the provision for credit losses.
Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At June 30, 2011, Huntington had $38.7 million of OREO assets. For the six-month period ended June 30, 2011, fair value losses of $1.1 million were recorded within noninterest expense.
Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at June 30, 2011, December 31, 2010, and June 30, 2010, are presented in the following table:

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$1,100,580	$1,100,580	$982,926	$982,926	$1,415,244	$1,415,244
Trading account securities	98,771	98,771	185,404	185,404	106,858	106,858
Loans held for sale	224,860	224,860	793,285	793,285	777,843	777,843
Available-for-sale and other securities	8,099,716	8,099,716	9,895,244	9,895,244	8,803,718	8,803,718
Held-to-maturity securities	670,478	670,145	—	—	—	—
Net loans and direct financing leases	38,055,326	36,738,480	36,857,499	35,403,910	35,567,535	34,048,771
Derivatives	306,540	306,540	346,133	346,133	379,469	379,469

Financial Liabilities:
Deposits	(41,402,355)	(41,566,202)	(41,853,898)	(41,993,567)	(39,848,507)	(40,110,589)
Short-term borrowings	(2,022,946)	(1,990,819)	(2,040,732)	(1,982,545)	(1,093,218)	(1,085,958)
Federal Home Loan Bank advances	(220,224)	(220,224)	(172,519)	(172,519)	(599,798)	(599,798)
Other long-term debt	(1,635,247)	(1,644,067)	(2,144,092)	(2,157,358)	(2,569,934)	(2,562,062)
Subordinated notes	(1,496,461)	(1,457,274)	(1,497,216)	(1,377,851)	(1,195,210)	(1,008,921)
Derivatives	(215,833)	(215,833)	(239,240)	(239,240)	(281,158)	(281,158)
The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers’ acceptance liabilities, short-term borrowings, bank acceptances outstanding, FHLB advances, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under resale agreements. Loan commitments and letters-of-credit generally have short-term, variable-rate features and contain clauses that limit Huntington’s exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value. Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC Topic 820.

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
The following methods and assumptions were used by Huntington to estimate the fair value of the remaining classes of financial instruments:
Held-to-maturity securities
Fair values are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, and interest rate spreads on relevant benchmark securities.
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
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At June 30, 2011, December 31, 2010, and June 30, 2010, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $38.5 million, $39.9 million, and $42.8 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At June 30, 2011, Huntington pledged $201.4 million of investment securities and cash collateral to counterparties, while other counterparties pledged $101.3 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide $4.3 million of additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2011, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$5,555,000	$5,555,000
Investment securities	—	50,000	50,000
Deposits	958,912	—	958,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at June 30, 2011	$1,591,912	$5,605,000	$7,196,912

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2011:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps — receive fixed — generic	$5,605,000	1.9	$55,374	1.65%	0.65%
Liability conversion swaps — receive fixed — generic	1,591,912	4.1	69,285	2.53	0.32

Total swap portfolio	$7,196,912	2.4	$124,659	1.84%	0.58%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $28.1 million and $48.4 million for the three-month periods ended June 30, 2011, and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, the net amounts resulted in an increase to net interest income of $62.0 million and $106.4 million, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.9 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.9 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2011, the fair value of the swap liability of $1.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.
The following table presents the fair values at June 30, 2011, December 31, 2010, and June 30, 2010 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets:

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$124,659	$127,346	$119,483
Interest rate contracts not designated as hedging instruments	253,310	263,015	334,766
Foreign exchange contracts not designated as hedging instruments	3,793	2,845	1,554

Total contracts	$381,762	$393,206	$455,803

Liability derivatives included in accrued expenses and other liabilities

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$—	$—	$—
Interest rate contracts not designated as hedging instruments	208,928	233,805	267,397
Foreign exchange contracts not designated as hedging instruments	4,336	3,107	—

Total contracts	$213,264	$236,912	$267,397

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$7,185	$2,269	$909	$5,581
Change in fair value of hedged deposits (1)	(7,117)	(1,856)	(1,080)	(5,012)
Change in fair value of interest rate swaps hedging subordinated notes (2)	14,392	12,718	5,237	16,361
Change in fair value of hedged subordinated notes (2)	(14,392)	(12,718)	(5,237)	(16,361)
Change in fair value of interest rate swaps hedging other long-term debt (2)	969	2,035	389	2,553
Change in fair value of hedged other long-term debt (2)	(969)	(2,035)	(389)	(2,553)

(1)	Effective portion of the hedging relationship is recognized in Interest expense — deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

(2)	Effective portion of the hedging relationship is recognized in Interest expense - subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
For cash flow hedges, interest rate swap contracts were entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to a fixed-rate debt. This reduces the potentially adverse impact of increases in interest rates on future interest expense. Other LIBOR-based commercial and industrial loans as well as investment securities were effectively converted to fixed-rate by entering into contracts that swap certain variable-rate interest payments for fixed-rate interest payments at designated times.
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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the six-month periods ended June 30, 2011 and 2010 for derivatives designated as effective cash flow hedges:

				Amount of (gain) or loss
	Amount of gain or			reclassified from
	(loss) recognized in			accumulated OCI into
Derivatives in cash flow	OCI on derivatives		Location of gain or (loss) reclassified from	earnings (effective
hedging relationships	(effective portion)		accumulated OCI into earnings (effective portion)	portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2011	2010		2011	2010
Interest rate contracts
Loans	$(3,210)	$47,434	Interest and fee income — loans and leases	$7,627	$(73,381)
Investment Securities	468	—	Interest and fee income — investment securities	—	—
FHLB Advances	—	—	Interest expense — subordinated notes and other long-term debt	—	2,216
Deposits	—	—	Interest expense — deposits	—	—
Subordinated notes	—	—	Interest expense — subordinated notes and other long-term debt	—	(837)
Other long term debt	—	—	Interest expense — subordinated notes and other long-term debt	13	—

Total	$(2,742)	$47,434		$7,640	$(72,002)

During the next twelve months, Huntington expects to reclassify to earnings $35.0 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.
The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	(350)	(293)	114	574
FHLB Advances	—	—	—	—
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2011, December 31, 2010, and June 30, 2010, were $46.4 million, $46.3 million, and $43.5 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $9.8 billion, $9.8 billion, and $9.5 billion at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $252.8 million, $263.0 million, and $334.8 million at the same dates, respectively.

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

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010
Derivative assets:
Interest rate lock agreements	$2,102	$2,817	$8,469
Forward trades and options	580	20,669	109

Total derivative assets	2,682	23,486	8,578

Derivative liabilities:
Interest rate lock agreements	(323)	(1,445)	(79)
Forward trades and options	(2,246)	(883)	(13,682)

Total derivative liabilities	(2,569)	(2,328)	(13,761)

Net derivative asset (liability)	$113	$21,158	$(5,183)

The total notional value of these derivative financial instruments at June 30, 2011, December 31, 2010, and June 30, 2010, was $1.7 billion, $2.6 billion, and $3.1 billion, respectively. The total notional amount at June 30, 2011, corresponds to trading assets with a fair value of $8.4 million and trading liabilities with a fair value of $0.8 million. Total MSR hedging gains and (losses) for the three-month periods ended June 30, 2011 and 2010, were $13.1 million and $46.3 million, respectively, and $8.8 million and $58.2 million for the six-month periods ended June 30, 2011 and June 30, 2010, respectively. Included in total MSR hedging gains and losses for the three-month periods ended June 30, 2011 and 2010 were gains and (losses) related to derivative instruments of $12.6 million and $46.1 million, respectively, and $9.0 million and $57.6 million for the six-month periods ended June 30, 2011, and June 30, 2010, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.
15. VIEs
Consolidated VIEs
Consolidated VIEs at June 30, 2011, consisted of the Franklin 2009 Trust and certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
The carrying amount and classification of the trusts’ assets and liabilities included in the Unaudited Condensed Consolidated Balance Sheet are as follows:

	June 30, 2011
	Franklin
(dollar amounts in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	Total
Assets:
Cash	$—	$23,767	$17,097	$62,862	$103,726
Loans and leases	—	400,935	201,795	928,688	1,531,418
Allowance for loan and lease losses	—	—	(1,796)	(8,265)	(10,061)

Net loans and leases	—	400,935	199,999	920,423	1,625,083
Accrued income and other assets	1,588	1,839	839	3,694	7,960

Total assets	$1,588	$426,541	$217,935	$986,979	$1,736,769

Liabilities:
Other long-term debt	$—	$231,017	$67,142	$581,944	$880,103
Accrued interest and other liabilities	1,096	480	131	123	1,830

Total liabilities	$1,096	$231,497	$67,273	$582,067	$881,933

Trust-Preferred Securities
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust-preferred securities outstanding at June 30, 2011, follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	0.97	%(3)	$138,816	$6,186
Huntington Capital II	0.87	(4)	55,093	3,093
Huntington Capital III	6.69		114,086	10
BancFirst Ohio Trust Preferred	8.54		23,220	619
Sky Financial Capital Trust I	8.56		64,333	1,856
Sky Financial Capital Trust II	3.22	(5)	30,929	929
Sky Financial Capital Trust III	1.65	(6)	77,320	2,320
Sky Financial Capital Trust IV	1.70	(6)	77,320	2,320
Prospect Trust I	3.53	(7)	6,186	186

Total			$587,303	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at June 30, 2011, based on three month LIBOR + 0.70.

(4)	Variable effective rate at June 30, 2011, based on three month LIBOR + 0.625.

(5)	Variable effective rate at June 30, 2011, based on three month LIBOR + 2.95.

(6)	Variable effective rate at June 30, 2011, based on three month LIBOR + 1.40.

(7)	Variable effective rate at June 30, 2011, based on three month LIBOR + 3.25.
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
Huntington does not have the power to direct the activities of these VIEs that most significantly affect their economic performance and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At June 30, 2011, December 31, 2010, and June 30, 2010, Huntington had commitments of $326.9 million, $316.0 million, and $232.9 million, respectively, of which $279.0 million, $260.1 million, and $222.5 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at June 30, 2011, December 31, 2010, and June 30, 2010, were as follows:

	June 30,	December 31,	June 30,
(dollar amounts in millions)	2011	2010	2010

Contract amount represents credit risk:
Commitments to extend credit
Commercial	$7,003	$5,933	$5,703
Consumer	5,708	5,406	4,936
Commercial real estate	474	546	773
Standby letters of credit	573	607	516
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.5 million, $2.2 million, and $2.1 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2011, Huntington had $0.6 billion of standby letters-of-credit outstanding, of which 79% were collateralized. Included in this $0.6 billion total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of June 30, 2011, approximately $72.4 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $441.7 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $58.5 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At June 30, 2011, December 31, 2010, and June 30, 2010, Huntington had commitments to sell residential real estate loans of $400.2 million, $998.7 million, and $735.1 million, respectively. These contracts mature in less than one year.
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
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At June 30, 2011, Huntington had gross unrecognized tax benefits of $12.5 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits amounted to $2.1 million as of June 30, 2011. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
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
In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $160.0 million at June 30, 2011. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2010 Form 10-K for events occurring during the first six-month period of 2011:
On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Teleservices, against Cyberco and the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank has requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Pre-motion conferences have not yet been scheduled.

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
The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses in the 2010 fourth quarter. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $9.7 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from November 17, 2003, through April 30, 2004.
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
17. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.
Balance Sheets

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010
Assets
Cash and cash equivalents (1)	$644,183	$615,167	$933,546
Due from The Huntington National Bank	954,565	954,565	954,565
Due from non-bank subsidiaries	223,408	225,560	254,352
Investment in The Huntington National Bank	3,846,588	3,515,597	3,304,908
Investment in non-bank subsidiaries	791,230	790,248	810,228
Accrued interest receivable and other assets	114,076	110,181	164,589

Total assets	$6,574,050	$6,211,318	$6,422,188

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$100	$687
Long-term borrowings	932,434	937,434	637,434
Dividends payable, accrued expenses, and other liabilities	388,973	293,242	345,631

Total liabilities	1,321,407	1,230,776	983,752

Shareholders’ equity (2)	5,252,643	4,980,542	5,438,436

Total liabilities and shareholders’ equity	$6,574,050	$6,211,318	$6,422,188

(1)	Includes restricted cash of $125,000.

(2)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	25,000	—	31,000	18,000
Interest from
The Huntington National Bank	20,211	20,724	40,396	41,740
Non-bank subsidiaries	2,259	2,986	4,955	6,449
Other	439	379	1,040	2,076

Total income	47,909	24,089	77,391	68,265

Expense
Personnel costs	9,575	11,981	14,330	13,018
Interest on borrowings	8,728	5,734	17,422	11,275
Other	10,465	13,212	20,030	25,905

Total expense	28,768	30,927	51,782	50,198

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	19,141	(6,838)	25,609	18,067
Income taxes	(3,051)	(105)	(1,015)	15,744

Income (loss) before equity in undistributed net income of subsidiaries	22,192	(6,733)	26,624	2,323
Increase (decrease) in undistributed net income of:
The Huntington National Bank	140,784	60,891	258,900	101,058
Non-bank subsidiaries	(17,058)	(5,394)	(13,160)	(14,880)

Net income	$145,918	$48,764	$272,364	$88,501

Statements of Cash Flows

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2011	2010

Operating activities
Net income	$272,364	$88,501
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(284,538)	(104,178)
Depreciation and amortization	369	510
Other, net	87,922	(87,960)

Net cash provided by (used for) operating activities	76,117	(103,127)

Investing activities
Repayments from subsidiaries	63,198	31,572
Advances to subsidiaries	(23,535)	(307,051)

Net cash provided by (used for) investing activities	39,663	(275,479)

Financing activities
Payment of borrowings	(5,000)	(604)
Dividends paid on preferred stock	(15,407)	(50,358)
Dividends paid on common stock	(17,244)	(14,247)
Redemption of Warrant to the Treasury	(49,100)	—
Other, net	(13)	822

Net cash provided by (used for) financing activities	(86,764)	(64,387)

Change in cash and cash equivalents	29,016	(442,993)
Cash and cash equivalents at beginning of period	615,167	1,376,539

Cash and cash equivalents at end of period	$644,183	$933,546

Supplemental disclosure:
Interest paid	$17,422	$11,275
18. SEGMENT REPORTING
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
The Commercial Real Estate team serves professional real estate developers, and REITs. Huntington has a clear focus on experienced, well-managed, well-capitalized top tier real estate developers who are capable of operating in all economic phases of the real estate industry. Most of our customers are located within our footprint.

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

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2011, December 31, 2010, and June 30, 2010, reported results by business segment:

	Three Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated

2011
Net interest income	$237,208	60,029	89,281	47,030	(30,211)	$403,337
Provision for credit losses	34,664	1,458	(14,855)	14,530	—	35,797
Noninterest income	106,414	31,389	16,146	66,841	34,977	255,767
Noninterest expense	236,638	48,241	42,177	86,807	14,546	428,409
Income taxes	25,312	14,602	27,337	4,387	(22,658)	48,980

Operating/reported net income (loss)	$47,008	$27,117	$50,768	$8,147	$12,878	$145,918

2010
Net interest income	$214,266	$50,885	84,170	38,958	11,377	$399,656
Provision for credit losses	23,030	12,669	47,669	30,028	80,010	193,406
Noninterest income	103,899	28,274	20,156	87,190	30,124	269,643
Noninterest expense	223,653	39,192	35,023	89,378	26,564	413,810
Income taxes	25,019	9,554	7,572	2,360	(31,186)	13,319

Operating/reported net income (loss)	$46,463	$17,744	$14,062	$4,382	$(33,887)	$48,764

	Six Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated

2011
Net interest income	$473,053	117,467	177,130	95,930	(55,913)	$807,667
Provision for credit losses	58,358	7,427	(10,071)	29,468	—	85,182
Noninterest income	200,842	60,627	29,525	133,592	68,126	492,712
Noninterest expense	458,775	91,922	85,304	172,985	50,122	859,108
Income taxes	54,867	27,561	45,997	9,474	(54,174)	83,725

Operating/reported net income (loss)	$101,895	$51,184	$85,425	$17,595	$16,265	$272,364

2010
Net interest income	$417,671	101,716	161,214	$76,885	$36,063	$793,549
Provision for credit losses	91,004	53,876	165,308	26,717	91,509	428,414
Noninterest income	198,544	53,667	37,256	157,401	63,627	510,495
Noninterest expense	438,430	74,746	74,048	173,253	51,426	811,903
Income taxes	30,374	9,366	(14,310)	12,011	(62,215)	(24,774)

Operating/reported net income (loss)	$56,407	$17,395	$(26,576)	$22,305	$18,970	$88,501

	Assets at			Deposits at
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(dollar amounts in millions)	2011	2010	2010	2011	2010	2010

Retail & Business Banking	$13,456	$13,088	$13,169	$28,325	$29,298	$28,467
Regional & Commercial Banking	9,223	8,720	8,137	3,539	3,538	2,850
AFCRE	13,296	13,233	12,834	819	753	761
WGH	6,748	6,971	6,299	7,708	7,449	6,784
Treasury / Other	10,327	11,808	11,332	1,011	816	987

Total	$53,050	$53,820	$51,771	$41,402	$41,854	$39,849

Item 3:	Quantitative and Qualitative Disclosures about Market Risk
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
Information required by this item is set forth in Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

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

10.1	* Management Incentive Plan for Covered Officers	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.
101 **
The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: August 8, 2011	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: August 8, 2011	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer