Form 10-Q
period 2011-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2011-10-31
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 864,074,883 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2011.

HUNTINGTON BANCSHARES INCORPORATED
INDEX

Glossary of Acronyms and Terms
The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FOMC	Federal Open Market Committee
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
FRB	Federal Reserve Bank
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GSIFI	Globally Systemically Important Financial Institution
GSE	Government Sponsored Enterprise
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Reg E	Regulation E, of the Electronic Fund Transfer Act
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFIs	Systemically Important Financial Institutions
Sky Financial	Sky Financial Group, Inc.
SRIP	Supplemental Retirement Income Plan
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured Loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System
Unizan	Unizan Financial Corp.
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

EXECUTIVE OVERVIEW
Summary of 2011 Third Quarter Results
For the quarter, we reported net income of $143.4 million, or $0.16 per common share, compared with $145.9 million, or $0.16 per common share, in the prior quarter (see Table 1).
Fully-taxable equivalent net interest income was $410.1 million for the quarter, up $3.0 million, or 1%, from the prior quarter. The increase reflected the benefit of a 2% (6% annualized) increase in average earning assets, partially offset by a 6 basis point decline in the fully-taxable equivalent net interest margin to 3.34% from 3.40%.
The provision for credit losses in the 2011 third quarter was $43.6 million, up $7.8 million, or 22%, from the prior quarter. This reflected the combination of strong loan growth and the expectation of a weaker and prolonged economic recovery. These were partially offset by the benefits of an end-of-period decline of 8% in nonaccrual loans and a 4% decline in total Criticized commercial loans.
Total noninterest income increased $2.8 million, or 1%, from the prior quarter. This included an increase in other income of $15.1 million, or 33%, reflecting a $15.5 million gain on sale from the automobile securitization and a $2.8 million increase in market-related gains and capital markets income, which was partially offset by a $5.8 million decline in SBA servicing income. Service charges on deposit accounts and electronic banking income increased $4.5 million, or 7%, and $1.0 million, or 3%, respectively, primarily driven by new account growth. These benefits were partially offset by an $11.0 million decline in mortgage banking income, primarily driven by a negative $13.9 million linked quarter change in the net MSR valuation, the majority of which occurred over the last two weeks of the quarter.
Noninterest expense increased $10.7 million, or 2%. Personnel costs increased $8.3 million, or 4%, due to higher salary, severance, and healthcare costs. Outside data processing and other services increased $5.7 million, or 13%, primarily due to costs associated with a conversion to a new debit card processor.
The period end ACL as a percentage of total loans and leases decreased to 2.71% from 2.84%. However, the ACL as a percentage of period end NALs increased to 187% from 181%. Net charge-offs were $90.6 million, or an annualized 0.92% of average total loans and leases, down 7% from $97.5 million, or 1.01%, in the prior quarter. Credit quality continued its expected improvement. Even so, many of these performance metrics remain elevated compared with historical performance. We expect to see continued declines in nonaccrual loans and net charge-offs going forward.
Business Overview
General
Our general business objectives are: (1) grow revenue and profitability, (2) improve cross-sell and share-of-wallet across all business segments, (3) grow key fee businesses (existing and new), (4) improve credit quality, including lower NCOs and NALs, (5) reduce noncore CRE exposure, and (6) continue to improve our overall management of risk.
Throughout last year, and continuing into this year, we are taking advantage of what we view as an opportunity to make significant investments in strategic initiatives to position us for more profitable and sustainable long-term growth. This includes implementing our “Fair Play” banking philosophy, value proposition for our consumer customers, increasing share-of-wallet, investing in expanding existing business, and launching new businesses.
Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy is having a positive effect. The number of consumer checking account households grew at a 10.8% annualized rate for the first three quarters of 2011. These new households are not just focused around single service. We have been able to continue to grow our share of wallet with new and existing customers. Almost 73% of our consumer customers now have four or more products or services. On the commercial side, we also saw an increase with commercial relationships growing for the first nine months at an 8.6% annualized rate.
Economy
Wavering business and consumer confidence, U.S. debt and fiscal uncertainties, and slow economic growth remain challenges to the operating environment. Consumer sentiment has dropped to the lowest level since the recessionary period in 2008. Elevated housing inventories continue to present a near-term drag; however housing affordability is near record highs on historically low mortgage rates and lower home prices.

Legislative and Regulatory
Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included the Federal Reserve’s maturity extension program, and the rules and regulations that have been issued pursuant to the Dodd-Frank Act.
Federal Reserve Maturity Extension Program — Under the maturity extension program announced on September 21, 2011, the Federal Reserve intends to sell $400 billion of shorter-term Treasury securities by the end of 2012 and use the proceeds to buy longer-term securities. This will extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term securities in the market, it is the FOMC’s intention to put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term Treasury securities. Further, it is their objective that the reduction in longer-term interest rates, in turn, will contribute to a broad easing in financial market conditions that will provide additional stimulus to support the economic recovery. We do not anticipate that this recent announcement will have a material impact on our current securities portfolio or future investment strategy. However, it could cause our net interest margin to drop modestly.
Resolution Plan — The FRB and FDIC issued final regulations as required by section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as “living wills.” Insured depository institutions with $50 billion or more in total assets must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, bank holding companies with assets of $50 billion or more are required to submit to the FRB and the FDIC a plan that, in the event of material financial distress or failure, establishes the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tier approach for complying with the requirements based on materiality of the institution. Currently, we are required to submit resolution plans as prescribed by December 31, 2013.
Durbin Amendment — The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). The Federal Reserve recently issued its final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction, 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees became effective on October 1, 2011. Based on the final rule, we expect our 2011 fourth quarter electronic banking income to decline from the 2011 third quarter level by approximately 50%, or $16 million.
Recent Industry Developments
Recent industry events and related supervisory guidance brought about by the continued weak housing market have caused us to evaluate certain aspects of our mortgage operations. This included a review of our foreclosure documentation, MSR valuation, and representation and warranty reserve level. Additionally, we are evaluating potential impacts from recent announcements of the enhanced Home Affordable Refinance Program (HARP) and by PMI Mortgage Insurance Co. (PMI).
Foreclosure Documentation — On June 30, 2011, the OCC issued OCC Bulletin 2011-29 clarifying their expectations for the oversight and management of mortgage foreclosure activities by national banks and directing national banks to perform a self-assessment no later than September 30, 2011. We believe that, with the self-assessments we have performed and will continue to perform, we are in compliance with the OCC expectation for self-assessment.
Mortgage Servicing Rights — MSR fair values are estimated based on residential mortgage servicing revenue in excess of estimated market costs to service the underlying loans. Historically, the estimated market cost to service has been stable. Due to changes in the regulatory environment related to loan servicing and foreclosure activities, costs to service may potentially increase, however the potential impact on the market costs to service remains uncertain. Certain large residential mortgage loan servicers entered into consent orders with banking regulators in April 2011, which require the servicers to remedy deficiencies and unsafe or unsound practices and to enhance residential mortgage servicing and foreclosure processes. It is unclear what impact this may ultimately have on market costs to service.
Representation and Warranty Reserve —We primarily conduct our loan sale and securitization activity with FNMA and FHLMC. In connection with these and other sale and securitization transactions, we make representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to material breaches of these representations and warranties. At September 30, 2011, we had a reserve for such losses of $23.9 million, which is included in accrued expenses and other liabilities.

Home Affordable Refinance Program — The FHFA has announced changes to the Home Affordable Refinance Program designed to attract more borrowers with FNMA and FHLMC backed mortgages that can benefit from refinancing their residential mortgage loans under current low interest rates. The new operational details are to be issued by November 15, 2011. We do not expect the impact to be material.
PMI Mortgage Insurance Co. (PMI) — On August 19, 2011, PMI informed its customers that it was required to stop writing new commitments and we stopped doing new business with PMI at that time. On October 24, 2011, PMI informed all policyholders, insured parties, and servicers of loans insured by PMI that the Director of the Arizona Department of Insurance (Director) obtained an “Order Directing Full and Exclusive Possession and Control of Insurer” (the Order) with respect to PMI. Effective October 24, 2011, and pursuant to the Order, instead of a moratorium on claims payments, the Director instituted a partial claims payment plan. Claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. PMI has not been a significant provider of mortgage insurance for loans in our portfolio. We utilize a number of insurance providers, limiting our risk associated with any one provider. We do not expect the exposure associated with our owned residential mortgage portfolio to have a material impact on our results of operations or financial position.
Expectations
The lack of prospects for meaningful economic improvement, higher interest rates, and wider spreads between short-term and long-term interest rates for the foreseeable future is a challenge. For example, broad-based loan growth, as well as growth in certain fee income activities, is expected to be less than would otherwise be the case in an expanding economy, even though growth in certain portfolios and activities is anticipated. Further, a period of prolonged low interest rates is expected to put pressure on our net interest margin. This would reflect more compression in loan and investment securities yields relative to any declines in deposit and funding rates. In addition, deposit inflows over and above any reinvestment opportunities at appropriate risk adjusted spreads means we may elect to curtail deposit growth, typically an engine of revenue growth. These revenue headwinds are magnified by the continued fragility of business and consumer confidence that is expected to continue the postponement of borrowing and investment decisions. Nevertheless, our success in growing and deepening relationships presents us with an opportunity to selectively expand revenue, while maintaining disciplined loan and deposit pricing, as well as conservative credit underwriting.
Net interest income is expected to continue to show very modest improvement from the third quarter level. The momentum we are seeing in loan and low cost deposit growth is expected to continue, yet the benefits will be mostly offset by pressure on the net interest margin due to the expected continued mix shift to higher quality loans and lower securities reinvestment rates that reflect the low absolute level and shape of the yield curve. If the current interest rate environment, which has partially resulted from the Federal Reserve Maturity Extension Program “Operation Twist”, remains unchanged through 2012, it could cause our net interest margin to drop modestly below our long-term range of 3.30% to 3.75%. Our C&I portfolio is expected to continue to show meaningful growth with much of this reflecting the positive impact from strategic initiatives to expand our commercial lending expertise into areas like specialty banking, asset based lending, and equipment financing, in addition to our long-standing continued support of middle market and small business lending. For automobile loans, we expect to see strong growth from September 30, 2011 balances. Residential mortgages are expected to show modest growth, with CRE continuing to experience modest declines.
We again anticipate the increase in total core deposits to match that of loans, reflecting continued growth in consumer households and commercial relationships. Further, we expect the shift toward low and no cost demand deposits and money market accounts will continue.
Noninterest income is expected to show a modest decline in the 2011 fourth quarter, primarily due to an anticipated 50%, or $16 million, decline in electronic banking income from the third quarter, given the newly mandated lower interchange fee structure implemented October 1, 2011. We expect to see continued growth of service charge income commensurate with customer growth and increased product penetration. Mortgage banking income should increase as the third quarter’s sizable MSR impairment is not expected to repeat. We also anticipate continued growth in the contribution from other key fee income activities including capital markets, treasury management services, and brokerage, reflecting the impact of our cross-sell and product penetration initiatives throughout the company as well as the positive impact from strategic initiatives.
Expense levels are expected to modestly decline in coming quarters though strategic actions like the current debit card conversion may cause short-term fluctuations.
Nonaccrual loans and net charge-offs are expected to continue to decline. Provision for credit losses should remain near current levels, yet there could be some volatility given the uncertain and uneven nature of the economic recovery.
We anticipate the effective tax rate for the foreseeable future to be in the range of 24% to 27%.

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

Table 1 — Selected Quarterly Income Statement Data (1)

	2011			2010
(dollar amounts in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$490,996	$492,137	$501,877	$528,291	$534,669
Interest expense	84,518	88,800	97,547	112,997	124,707

Net interest income	406,478	403,337	404,330	415,294	409,962
Provision for credit losses	43,586	35,797	49,385	86,973	119,160

Net interest income after provision for credit losses	362,892	367,540	354,945	328,321	290,802

Service charges on deposit accounts	65,184	60,675	54,324	55,810	65,932
Mortgage banking income	12,791	23,835	22,684	53,169	52,045
Trust services	29,473	30,392	30,742	29,394	26,997
Electronic banking	32,714	31,728	28,786	28,900	28,090
Insurance income	17,220	16,399	17,945	19,678	19,801
Brokerage income	20,349	20,819	20,511	16,953	16,575
Bank owned life insurance income	15,644	17,602	14,819	16,113	14,091
Automobile operating lease income	5,890	7,307	8,847	10,463	11,356
Securities gains (losses)	(1,350)	1,507	40	(103)	(296)
Other income	60,644	45,503	38,247	33,843	32,552

Total noninterest income	258,559	255,767	236,945	264,220	267,143

Personnel costs	226,835	218,570	219,028	212,184	208,272
Outside data processing and other services	49,602	43,889	40,282	40,943	38,553
Net occupancy	26,967	26,885	28,436	26,670	26,718
Deposit and other insurance expense	17,492	23,823	17,896	23,320	23,406
Professional services	20,281	20,080	13,465	21,021	20,672
Equipment	22,262	21,921	22,477	22,060	21,651
Marketing	22,251	20,102	16,895	16,168	20,921
Amortization of intangibles	13,387	13,386	13,370	15,046	15,145
OREO and foreclosure expense	4,668	4,398	3,931	10,502	12,047
Automobile operating lease expense	4,386	5,434	6,836	8,142	9,159
Other expense	30,987	29,921	48,083	38,537	30,765

Total noninterest expense	439,118	428,409	430,699	434,593	427,309

Income before income taxes	182,333	194,898	161,191	157,948	130,636
Provision for income taxes	38,942	48,980	34,745	35,048	29,690

Net income	$143,391	$145,918	$126,446	$122,900	$100,946

Dividends on preferred shares	7,703	7,704	7,703	83,754	29,495

Net income applicable to common shares	$135,688	$138,214	$118,743	$39,146	$71,451

Average common shares — basic	863,911	863,358	863,359	757,924	716,911
Average common shares — diluted (2)	867,633	867,469	867,237	760,582	719,567

Net income per common share — basic	$0.16	$0.16	$0.14	$0.05	$0.10
Net income per common share — diluted	0.16	0.16	0.14	0.05	0.10
Cash dividends declared per common share	0.04	0.01	0.01	0.01	0.01

Return on average total assets	1.05%	1.11%	0.96%	0.90%	0.76%
Return on average common shareholders’ equity	10.8	11.6	10.3	3.8	7.4
Return on average tangible common shareholders’ equity (3)	13.0	13.3	12.7	5.6	10.0
Net interest margin (4)	3.34	3.40	3.42	3.37	3.45
Efficiency ratio (5)	63.5	62.7	64.7	61.4	60.6
Effective tax rate	21.4	25.1	21.6	22.2	22.7
Revenue — FTE

Net interest income	$406,478	$403,337	$404,330	$415,294	$409,962
FTE adjustment	3,658	3,834	3,945	3,708	2,631

Net interest income (4)	410,136	407,171	408,275	419,002	412,593
Noninterest income	258,559	255,767	236,945	264,220	267,143

Total revenue (4)	$668,695	$662,938	$645,220	$683,222	$679,736

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

(2)	For periods presented prior to their repurchase, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for those periods. The convertible preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data(1)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except per share amounts)	2011	2010	Amount	Percent
Interest income	$1,485,010	$1,617,101	$(132,091)	(8)%
Interest expense	270,865	413,590	(142,725)	(35)

Net interest income	1,214,145	1,203,511	10,634	1
Provision for credit losses	128,768	547,574	(418,806)	(76)

Net interest income after provision for credit losses	1,085,377	655,937	429,440	65

Service charges on deposit accounts	180,183	211,205	(31,022)	(15)
Mortgage banking income	59,310	122,613	(63,303)	(52)
Trust services	90,607	83,161	7,446	9
Electronic banking	93,228	81,334	11,894	15
Insurance income	51,564	56,735	(5,171)	(9)
Brokerage income	61,679	51,901	9,778	19
Bank owned life insurance income	48,065	44,953	3,112	7
Automobile operating lease income	22,044	35,501	(13,457)	(38)
Securities gains (losses)	197	(171)	368	N.R.
Other income	144,394	90,406	53,988	60

Total noninterest income	751,271	777,638	(26,367)	(3)

Personnel costs	664,433	586,789	77,644	13
Outside data processing and other services	133,773	118,305	15,468	13
Net occupancy	82,288	81,192	1,096	1
Deposit and other insurance expense	59,211	74,228	(15,017)	(20)
Professional services	53,826	67,757	(13,931)	(21)
Equipment	66,660	63,860	2,800	4
Marketing	59,248	49,756	9,492	19
Amortization of intangibles	40,143	45,432	(5,289)	(12)
OREO and foreclosure expense	12,997	28,547	(15,550)	(54)
Automobile operating lease expense	16,656	28,892	(12,236)	(42)
Other expense	108,991	94,455	14,536	15

Total noninterest expense	1,298,226	1,239,213	59,013	5

Income before income taxes	538,422	194,362	344,060	177
Provision for income taxes	122,667	4,915	117,752	2,396

Net income	$415,755	$189,447	$226,308	119%

Dividends declared on preferred shares	23,110	88,278	(65,168)	(74)

Net income applicable to common shares	$392,645	$101,169	$291,476	288%

Average common shares — basic	863,542	716,604	146,938	21%
Average common shares — diluted (2)	867,446	719,182	148,264	21
Per common share
Net income per common share — basic	$0.45	$0.14	$0.31	221%
Net income per common share — diluted	0.45	0.14	0.31	221
Cash dividends declared	0.06	0.03	0.03	100
Return on average total assets	1.04%	0.49%	0.55%	112%
Return on average common shareholders’ equity	10.9	3.6	7.3	203
Return on average tangible common shareholders’ equity (3)	13.2	5.6	7.6	136
Net interest margin (4)	3.39	3.46	(0.07)	(2)
Efficiency ratio (5)	63.6	60.0	3.6	6
Effective tax rate	22.8	2.5	20.3	812
Revenue — FTE
Net interest income	$1,214,145	$1,203,511	$10,634	1%
FTE adjustment	11,437	7,369	4,068	55

Net interest income (4)	1,225,582	1,210,880	14,702	1
Noninterest income	751,271	777,638	(26,367)	(3)

Total revenue (4)	$1,976,853	$1,988,518	$(11,665)	(1)%

N.R.	- Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

(2)	For all periods presented, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods. The convertible preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

(3)	Net income excluding expense for amortization of intangibles for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(4)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).
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

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:
Table 3 — Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
(dollar amounts in thousands, except per	September 30, 2011		June 30, 2011		September 30, 2010
share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income	$143,391		$145,918		$100,946
Earnings per share, after-tax		$0.16		$0.16		$0.10
Change from prior quarter — $		—		0.02		0.07
Change from prior quarter — %		—%		14.3%		233.3%

Change from year-ago — $		$0.06		$0.13		$0.43
Change from year-ago — %		60%		433%		N.R.	%

	Nine Months Ended
	September 30, 2011		September 30, 2010
(dollar amounts in thousands)	After-tax	EPS	After-tax	EPS
Net income	$415,755		$189,447
Earnings per share, after-tax		$0.45		$0.14
Change from a year-ago — $		0.31		6.22
Change from a year-ago — %		221%		N.R.	%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS	Earnings (1)	EPS

Franklin-related loans transferred to held for sale	$—	$—	$(75,500)	$(0.07)
Net tax benefit recognized (2)	—	—	38,222	0.05
Litigation reserves addition	(17,028)	(0.01)	—	—

N.R.	- Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Pretax unless otherwise noted.

(2)	After-tax.
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

The following table reflects pretax, pre-provision income for each of the past five quarters:
Table 4 — Pretax, Pre-provision Income (1)

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third

Income before income taxes	$182,333	$194,898	$161,191	$157,948	$130,636
Add: Provision for credit losses	43,586	35,797	49,385	86,973	119,160
Less: Securities gains (losses)	(1,350)	1,507	40	(103)	(296)
Add: Amortization of intangibles	13,387	13,386	13,370	15,046	15,145
Less: Litigation reserves addition	—	—	(17,028)	—	—

Total pretax, pre-provision income	$240,656	$242,574	$240,934	$260,070	$265,237

Change in total pretax, pre-provision income:
Prior quarter change — amount	$(1,918)	$1,640	$(19,136)	$(5,167)	$(5,237)
Prior quarter change — percent	(1)%	1%	(7)%	(2)%	(2)%

(1)	Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently.
Pretax, pre-provision income was $240.7 million in the 2011 third quarter, down $1.9 million, or 1%, from the prior quarter. As discussed in the sections that follow, the decrease primarily reflected the negative impact from a lower net interest margin percentage and higher noninterest expense as compared to the prior quarter.
Net Interest Income / Average Balance Sheet
The following table details the change in our average loans / leases and deposits:
Table 5 — Average Loans/Leases and Deposits

	Third Quarter		Second Quarter	3Q11 vs 3Q10		3Q11 vs 2Q11
(dollar amounts in millions)	2011	2010	2011	Amount	Percent	Amount	Percent
Loans/Leases
Commercial and industrial	$13,664	$12,393	$13,370	$1,271	10%	$294	2%
Commercial real estate	6,111	7,073	6,233	(962)	(14)	(122)	(2)

Total commercial	19,775	19,466	19,603	309	2	172	1
Automobile	6,211	5,140	5,954	1,071	21	257	4
Home equity	8,002	7,567	7,874	435	6	128	2
Residential mortgage	4,788	4,389	4,566	399	9	222	5
Other loans	521	653	538	(132)	(20)	(17)	(3)

Total consumer	19,522	17,749	18,932	1,773	10	590	3

Total loans and leases	$39,297	$37,215	$38,535	$2,082	6%	$762	2%

Deposits
Demand deposits — noninterest-bearing	$8,719	$6,768	$7,806	$1,951	29%	$913	12%
Demand deposits — interest-bearing	5,573	5,319	5,565	254	5	8	—
Money market deposits	13,321	12,336	12,879	985	8	442	3
Savings and other domestic time deposits	4,752	4,639	4,778	113	2	(26)	(1)
Core certificates of deposit	7,592	8,948	8,079	(1,356)	(15)	(487)	(6)

Total core deposits	39,957	38,010	39,107	1,947	5	850	2
Other deposits	2,321	2,636	2,147	(315)	(12)	174	8

Total deposits	$42,278	$40,646	$41,254	$1,632	4%	$1,024	2%

2011 Third Quarter versus 2010 Third Quarter
Fully-taxable equivalent net interest income decreased $2.5 million, or 1%, from the year-ago quarter. This reflected the benefit of a $1.3 billion, or 3%, increase in average total earning assets partially offset by an 11 basis point decline in the net interest margin. The increase in average earning assets reflected:
•	$2.1 billion, or 6%, increase in average total loans and leases.
Partially offset by:
•	$0.3 billion, or 3%, decrease in average total available-for-sale and other securities and held-to-maturity securities.
•	$0.4 billion, or 64%, decrease in average loans held for sale.
The 11 basis point decline in the net interest margin reflected a reduction in derivatives income, lower loan and securities yields, partially offset by the positive impacts of increases in low cost deposits and improved deposit pricing.
The $2.1 billion, or 6%, increase in average total loans and leases primarily reflected:
•	$1.3 billion, or 10%, growth in the average C&I portfolio reflected a combination of factors. This included the benefits from our strategic initiatives including a focus on large corporate, asset based lending, and equipment finance. In addition, we continued to see growth in more traditional middle-market, business banking, and automobile floorplan loans. This growth was evident despite line utilization rates that remained well below historical norms.
•	$1.1 billion, or 21%, increase in the average automobile portfolio. Automobile lending is a core competency and continues to be an area of targeted growth. The growth from the year-ago quarter exhibited further penetration within our historical geographic footprint, as well as the positive impacts of our expansion into Eastern Pennsylvania and five New England states. Origination quality remained high as measured by all of our internal quality metrics.
•	$0.4 billion, or 9%, increase in average residential mortgages.
•	$0.4 billion, or 6%, increase in average home equity loans.
Partially offset by:
•	$1.0 billion, or 14%, decrease in the average CRE portfolio, reflecting the continued execution of our plan to reduce the total CRE exposure, primarily in the noncore CRE portfolio. This reduction is expected to continue, reflecting the combined impact of amortization, pay downs, refinancing, and restructures.
The $1.6 billion, or 4%, increase in average total deposits from the year-ago quarter reflected:
•	$1.9 billion, or 5%, growth in average total core deposits. The drivers of this change were a $2.2 billion, or 18%, growth in average total demand deposits, and a $1.0 billion, or 8%, growth in average money market deposits. Partially offset by $1.4 billion, or 15%, decline in average core certificates of deposit.
Partially offset by:
•	$0.3 billion, or 44%, decline in average other domestic deposits of $250,000 or more, reflecting a strategy of reducing such noncore funding.
2011 Third Quarter versus 2011 Second Quarter
FTE net interest income increased $3.0 million, or 1%, from the 2011 second quarter. This reflected a $0.8 billion, or 2%, increase in average earning assets partially offset by a 6 basis point decline in the FTE net interest margin. The increase in average earning assets reflected:
•	$0.8 billion, or 2%, increase in average total loans and leases.
The 6 basis point decline in the net interest margin reflected a reduction in derivatives income and lower loan yields, partially offset by the positive impact of increases in low cost deposits and improved deposit pricing.

The $0.8 billion, or 2% (8% annualized), increase in average total loans and leases reflected:
•	$0.3 billion, or 2% (9% annualized), growth in the average C&I portfolio. The growth in the C&I portfolio during the third quarter came from several business lines including large corporate, equipment finance, business banking, and middle market. C&I utilization rates were little changed from the end of the prior quarter.
•	$0.3 billion, or 4% (17% annualized), growth in the average automobile portfolio. In September, the bank completed a $1.0 billion securitization of automobile loans. We continued to originate very high quality loans with attractive returns. We focus on larger, multi-franchised, well-capitalized dealers that are rarely reliant on the success of one franchise to generate profitability. While the used car market remained very strong, we increased our originations of new vehicle loans, which reflected a reduced level of manufacturer captive finance company incentive programs due to lower new vehicle inventory levels in the market.
•	$0.2 billion, or 5% (19% annualized), growth in residential mortgages as the bank experienced the continuation of a year-long trend of customer preferences shifting to shorter-term and variable rate mortgages.
Partially offset by:
•	$0.1 billion, or 2% (8% annualized), decline in the average CRE portfolio, primarily as a result of our on-going strategy to reduce our exposure to the commercial real estate market. We were successful in reducing exposure across virtually all of the CRE project types that we actively manage via our concentration management process. The decline in the noncore CRE portfolio accounted for the vast majority of the decline in the total CRE portfolio. The noncore CRE portfolio declines reflected paydowns, refinancing, and NCOs. The core CRE portfolio continued to exhibit high quality characteristics with minimal downgrade or NCO activity.
The $1.0 billion, or 2% (10% annualized), increase in average total deposits from the 2011 second quarter reflected:
•	$0.9 billion, or 7% (28% annualized), increase in total demand deposits. This was driven primarily by growth in commercial and consumer noninterest-bearing demand deposits. Commercial demand deposit growth reflected, in part, temporary deposits from several large relationships.
•	$0.4 billion, or 3% (14% annualized), increase in average money market deposits.
Partially offset by:
•	$0.5 billion, or 6% (24% annualized), decrease in core certificates of deposits.
Tables 6 and 7 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 6 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2011			2010		3Q11 vs. 3Q10
(dollar amounts in millions)	Third	Second	First	Fourth	Third	Amount	Percent
Assets
Interest-bearing deposits in banks	$164	$131	$130	$218	$282	$(118)	(42)%
Trading account securities	92	112	144	297	110	(18)	(16)
Federal funds sold and securities purchased under resale agreement	—	21	—	—	—	—	—
Loans held for sale	237	181	420	779	663	(426)	(64)
Available-for-sale and other securities:
Taxable	7,902	8,428	9,108	9,747	8,876	(974)	(11)
Tax-exempt	421	436	445	449	365	56	15

Total available-for-sale and other securities	8,323	8,864	9,553	10,196	9,241	(918)	(10)
Held-to-maturity securities — taxable	665	174	—	—	—	665	—
Loans and leases: (1)
Commercial:
Commercial and industrial	13,664	13,370	13,121	12,767	12,393	1,271	10
Commercial real estate:
Construction	670	554	611	716	989	(319)	(32)
Commercial	5,441	5,679	5,913	6,082	6,084	(643)	(11)

Commercial real estate	6,111	6,233	6,524	6,798	7,073	(962)	(14)

Total commercial	19,775	19,603	19,645	19,565	19,466	309	2

Consumer:
Automobile	6,211	5,954	5,701	5,520	5,140	1,071	21
Home equity	8,002	7,874	7,728	7,709	7,567	435	6
Residential mortgage	4,788	4,566	4,465	4,430	4,389	399	9
Other consumer	521	538	559	576	653	(132)	(20)

Total consumer	19,522	18,932	18,453	18,235	17,749	1,773	10

Total loans and leases	39,297	38,535	38,098	37,800	37,215	2,082	6
Allowance for loan and lease losses	(1,066)	(1,128)	(1,231)	(1,323)	(1,384)	318	(23)

Net loans and leases	38,231	37,407	36,867	36,477	35,831	2,400	7

Total earning assets	48,778	48,018	48,345	49,290	47,511	1,267	3

Cash and due from banks	1,700	1,068	1,299	1,187	1,618	82	5
Intangible assets	639	652	665	679	695	(56)	(8)
All other assets	4,142	4,160	4,291	4,313	4,277	(135)	(3)

Total assets	$54,193	$52,770	$53,369	$54,146	$52,717	$1,476	3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$8,719	$7,806	$7,333	$7,188	$6,768	$1,951	29%
Demand deposits — interest-bearing	5,573	5,565	5,357	5,317	5,319	254	5
Money market deposits	13,321	12,879	13,492	13,158	12,336	985	8
Savings and other domestic deposits	4,752	4,778	4,701	4,640	4,639	113	2
Core certificates of deposit	7,592	8,079	8,391	8,646	8,948	(1,356)	(15)

Total core deposits	39,957	39,107	39,274	38,949	38,010	1,947	5
Other domestic time deposits of $250,000 or more	387	467	606	737	690	(303)	(44)
Brokered deposits and negotiable CDs	1,533	1,333	1,410	1,575	1,495	38	3
Deposits in foreign offices	401	347	374	443	451	(50)	(11)

Total deposits	42,278	41,254	41,664	41,704	40,646	1,632	4
Short-term borrowings	2,251	2,112	2,134	2,134	1,739	512	29
Federal Home Loan Bank advances	285	97	30	112	188	97	52
Subordinated notes and other long-term debt	3,030	3,249	3,525	3,558	3,672	(642)	(17)

Total interest-bearing liabilities	39,125	38,906	40,020	40,320	39,477	(352)	(1)

All other liabilities	1,017	913	994	993	952	65	7
Shareholders’ equity	5,332	5,145	5,022	5,645	5,520	(188)	(3)

Total liabilities and shareholders’ equity	$54,193	$52,770	$53,369	$54,146	$52,717	$1,476	3%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 7 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2011			2010
Fully-taxable equivalent basis (1)	Third	Second	First	Fourth	Third
Assets
Interest-bearing deposits in banks	0.04%	0.22%	0.11%	0.63%	0.21%
Trading account securities	1.41	1.59	1.37	1.98	1.20
Federal funds sold and securities purchased under resale agreement	—	0.09	—	—	—
Loans held for sale	4.46	4.97	4.08	4.01	5.75
Available-for-sale and other securities:
Taxable	2.43	2.59	2.53	2.42	2.77
Tax-exempt	4.17	4.02	4.70	4.59	4.70

Total available-for-sale and other securities	2.52	2.66	2.63	2.52	2.84
Held-to-maturity securities — taxable	3.04	2.96	—	—	—
Loans and leases: (3)
Commercial:
Commercial and industrial	4.13	4.31	4.57	4.94	5.14
Commercial real estate:
Construction	3.87	3.37	3.36	3.07	2.83
Commercial	3.91	3.90	3.93	3.92	3.91

Commercial real estate	3.91	3.84	3.88	3.83	3.76

Total commercial	4.06	4.16	4.34	4.56	4.64

Consumer:
Automobile	4.89	5.06	5.22	5.46	5.79
Home equity	4.45	4.49	4.54	4.64	4.74
Residential mortgage	4.47	4.62	4.76	4.82	4.97
Other consumer	7.57	7.76	7.85	7.92	7.10

Total consumer	4.68	4.79	4.90	5.04	5.19

Total loans and leases	4.37	4.47	4.61	4.79	4.90

Total earning assets	4.02%	4.14%	4.24%	4.29%	4.49%

Liabilities
Deposits:
Demand deposits — noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits — interest-bearing	0.10	0.09	0.09	0.13	0.17
Money market deposits	0.41	0.40	0.50	0.77	0.86
Savings and other domestic deposits	0.69	0.74	0.81	0.90	0.99
Core certificates of deposit	1.95	2.04	2.07	2.11	2.31

Total core deposits	0.77	0.82	0.89	1.05	1.18
Other domestic time deposits of $250,000 or more	0.93	1.01	1.08	1.21	1.28
Brokered deposits and negotiable CDs	0.77	0.89	1.11	1.53	2.21
Deposits in foreign offices	0.26	0.26	0.20	0.17	0.22

Total deposits	0.77	0.82	0.90	1.06	1.21
Short-term borrowings	0.16	0.16	0.18	0.20	0.22
Federal Home Loan Bank advances	0.32	0.88	2.98	0.95	1.25
Subordinated notes and other long-term debt	2.43	2.39	2.34	2.15	2.15

Total interest-bearing liabilities	0.86%	0.91%	0.99%	1.11%	1.25%

Net interest rate spread	3.11%	3.19%	3.21%	3.16%	3.24%
Impact of noninterest-bearing funds on margin	0.23	0.21	0.21	0.21	0.21

Net interest margin	3.34%	3.40%	3.42%	3.37%	3.45%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 8 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
(dollar amounts in millions)	2011	2010	Amount	Percent	2011	2010
Assets
Interest-bearing deposits in banks	$141	$313	$(172)	(55)%	0.12%	0.20%
Trading account securities	116	111	5	5	1.46	1.68
Federal funds sold and securities purchased under resale agreement	7	—	7	—	0.09	—
Loans held for sale	279	445	(166)	(37)	4.39	5.36
Available-for-sale and other securities:
Taxable	8,475	8,428	47	1	2.52	2.85
Tax-exempt	434	399	35	9	4.30	4.56

Total available-for-sale and other securities	8,909	8,827	82	1	2.61	2.93
Total held-to-maturity securities	282	—	282	—	3.00	—
Loans and leases: (3)
Commercial:
Commercial and industrial	13,387	12,317	1,070	9	4.33	5.35
Commercial real estate:
Construction	612	1,224	(612)	(50)	3.55	2.69
Commercial	5,676	6,145	(469)	(8)	3.91	3.73

Commercial real estate	6,288	7,369	(1,081)	(15)	3.88	3.56

Total commercial	19,675	19,686	(11)	—	4.19	4.68

Consumer:
Automobile	5,958	4,678	1,280	27	5.05	6.27
Home equity	7,869	7,550	319	4	4.49	5.20
Residential mortgage	4,607	4,491	116	3	4.61	4.85
Other consumer	539	690	(151)	(22)	7.73	6.98

Total consumer	18,973	17,409	1,564	9	4.79	5.46

Total loans and leases	38,648	37,095	1,553	4	4.48	5.05

Allowance for loan and lease losses	(1,141)	(1,466)	325	(22)

Net loans and leases	37,507	35,629	1,878	5

Total earning assets	48,382	46,791	1,591	3	4.14%	4.64%

Cash and due from banks	1,358	1,629	(271)	(17)
Intangible assets	652	709	(57)	(8)
All other assets	4,196	4,381	(185)	(4)

Total assets	$53,447	$52,044	$1,403	3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — noninterest-bearing	$7,958	$6,748	$1,210	18%	—%	—%
Demand deposits — interest-bearing	5,499	5,667	(168)	(3)	0.10	0.20
Money market deposits	13,230	11,267	1,963	17	0.44	0.92
Savings and other domestic deposits	4,744	4,643	101	2	0.75	1.08
Core certificates of deposit	8,017	9,371	(1,354)	(14)	2.02	2.65

Total core deposits	39,448	37,696	1,752	5	0.83	1.34
Other domestic time deposits of $250,000 or more	486	683	(197)	(29)	1.02	1.36
Brokered deposits and negotiable CDs	1,426	1,613	(187)	(12)	0.92	2.43
Deposits in foreign offices	374	421	(47)	(11)	0.24	0.20

Total deposits	41,734	40,413	1,321	3	0.83	1.38
Short-term borrowings	2,166	1,214	952	78	0.17	0.21
Federal Home Loan Bank advances	138	193	(55)	(28)	0.64	1.94
Subordinated notes and other long-term debt	3,266	3,855	(589)	(15)	2.38	2.15

Total interest-bearing liabilities	39,346	38,927	419	1	0.92	1.42

All other liabilities	975	941	34	4
Shareholders’ equity	5,168	5,428	(260)	(5)

Total liabilities and shareholders’ equity	$53,447	$52,044	$1,403	3%

Net interest rate spread					3.17	3.22
Impact of noninterest-bearing funds on margin					0.22	0.24

Net interest margin					3.39%	3.46%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.
2011 First Nine Months versus 2010 First Nine Months
Fully-taxable equivalent net interest income for the nine-month period of 2011 increased $14.7 million, or 1%, from the comparable year-ago period. This reflected the benefit of a 3% increase in average total earning assets partially offset by a decrease in the net interest margin to 3.39% from 3.46%. The increase in average earning assets reflected a combination of factors including:
•	$1.6 billion, or 4%, increase in average total loans and leases.
•	$0.4 billion, or 4%, increase in average total available-for-sale and other and held-to-maturity securities.
The 7 basis point decrease in the net interest margin reflected reduction in derivatives income, lower loan and securities yields, partially offset by the positive impact of increases in low cost deposits and improved deposit pricing.
The following table details the change in our reported loans and deposits:
Table 9 — Average Loans/Leases and Deposits — 2011 First Nine Months vs. 2010 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2011	2010	Amount	Percent
Loans/Leases
Commercial and industrial	$13,387	$12,317	$1,070	9%
Commercial real estate	6,288	7,369	(1,081)	(15)

Total commercial	19,675	19,686	(11)	—
Automobile	5,958	4,678	1,280	27
Home equity	7,869	7,550	319	4
Residential mortgage	4,607	4,491	116	3
Other consumer	539	690	(151)	(22)

Total consumer	18,973	17,409	1,564	9

Total loans and leases	$38,648	$37,095	$1,553	4%

Deposits
Demand deposits — noninterest-bearing	$7,958	$6,748	$1,210	18%
Demand deposits — interest-bearing	5,499	5,667	(168)	(3)
Money market deposits	13,230	11,267	1,963	17
Savings and other domestic deposits	4,744	4,643	101	2
Core certificates of deposit	8,017	9,371	(1,354)	(14)

Total core deposits	39,448	37,696	1,752	5
Other deposits	2,286	2,717	(431)	(16)

Total deposits	$41,734	$40,413	$1,321	3%

The $1.6 billion, or 4%, increase in average total loans and leases primarily reflected:
•	$1.3 billion, or 27%, increase in the average automobile portfolio. Automobile lending is a core competency and continued area of growth. The growth from the year-ago period exhibited further penetration within our historical geographic footprint, as well as the positive impact of our expansion into Eastern Pennsylvania and selected New England states. Origination quality remained high.
•	$1.1 billion, or 9%, increase in the average C&I portfolio. Growth from the year-ago period reflected the benefits from our strategic initiatives including large corporate, asset based lending, business banking, automobile floor plan lending, and equipment finance. Traditional middle-market loans continued to grow despite line utilization rates that remain well below historical norms.
•	$0.3 billion, or 4%, increase in the average home equity portfolio, reflecting higher originations and continued slower runoff.

Partially offset by:
•	$1.1 billion, or 15%, decrease in the average CRE portfolio reflecting the continued execution of our plan to reduce the CRE exposure, primarily in the noncore CRE portfolio. This reduction is expected to continue through 2011, reflecting normal amortization, paydowns, and refinancing.
The $1.3 billion, or 3%, increase in average total deposits reflected:
•	$1.8 billion, or 5%, growth in average total core deposits. The drivers of this change were a $2.0 billion, or 17%, growth in average money market deposits, and a $1.2 billion, or 18%, growth in average noninterest-bearing demand deposits. These increases were partially offset by a $1.4 billion, or 14%, decline in average core certificates of deposit.
Partially offset by:
•	$0.4 billion, or 16%, decline in other deposits including a $0.2 billion, or 29%, decrease in other domestic time deposits of $250,000 or more, and a $0.2 billion, or 12%, decline in average brokered deposits and negotiable CDs, reflecting a strategy of reducing such noncore funding.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2 and the Credit Risk section.)
The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.
The provision for credit losses for the 2011 third quarter was $43.6 million, an increase of $7.8 million, or 22%, from the prior quarter, reflecting the combination of strong loan growth and the expectation of a weaker and prolonged economic recovery. These factors were partially offset by a combination of lower NCOs and commercial Criticized loans. The reduction in commercial Criticized loans reflected the resolution of problem credits for which reserves had been previously established. The current quarter’s provision for credit losses was $47.0 million less than total NCOs.
Compared to the year-ago quarter, provision for credit losses declined $75.6 million, or 63%. The provision for credit losses for the first nine-month period of 2011 was $128.8 million, down $418.8 million, or 76%, from the year-ago period. These declines reflected the combination of lower NCOs and commercial Criticized loans as noted above. The provision for credit losses for the first nine-month period of 2011 was $224.4 million less than total NCOs (see Credit Quality discussion).
Noninterest Income
The following table reflects noninterest income for each of the past five quarters:
Table 10 — Noninterest Income

	2011			2010		3Q11 vs 3Q10		3Q11 vs 2Q11
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$65,184	$60,675	$54,324	$55,810	$65,932	$(748)	(1)%	$4,509	7%
Mortgage banking income	12,791	23,835	22,684	53,169	52,045	(39,254)	(75)	(11,044)	(46)
Trust services	29,473	30,392	30,742	29,394	26,997	2,476	9	(919)	(3)
Electronic banking	32,714	31,728	28,786	28,900	28,090	4,624	16	986	3
Insurance income	17,220	16,399	17,945	19,678	19,801	(2,581)	(13)	821	5
Brokerage income	20,349	20,819	20,511	16,953	16,575	3,774	23	(470)	(2)
Bank owned life insurance income	15,644	17,602	14,819	16,113	14,091	1,553	11	(1,958)	(11)
Automobile operating lease income	5,890	7,307	8,847	10,463	11,356	(5,466)	(48)	(1,417)	(19)
Securities gains (losses)	(1,350)	1,507	40	(103)	(296)	(1,054)	356	(2,857)	(190)
Other income	60,644	45,503	38,247	33,843	32,552	28,092	86	15,141	33

Total noninterest income	$258,559	$255,767	$236,945	$264,220	$267,143	$(8,584)	(3)%	$2,792	1%

2011 Third Quarter versus 2010 Third Quarter
The $8.6 million, or 3%, decrease in total noninterest income from the year-ago quarter reflected:
•	$39.3 million, or 75%, decrease in mortgage banking income. This primarily reflected a $21.4 million decrease in net MSR activity and a $20.2 million, or 56%, decrease in origination and secondary marketing income, as originations decreased 41% from the year-ago quarter.
•	$5.5 million, or 48%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.
Partially offset by:
•	$28.1 million, or 86%, increase in other income, of which $15.5 million related to the automobile loan securitization. Also contributing to the growth were increases totaling $6.4 million from the sale of interest rate protection products and capital markets activities.
•	$4.6 million, or 16%, increase in electronic banking income, reflecting an increase in debit card transaction volume and new account growth.
•	$3.8 million, or 23%, increase in brokerage income, primarily reflecting increased sales of investment products.

2011 Third Quarter versus 2011 Second Quarter
The $2.8 million, or 1%, increase in total noninterest income from the prior quarter reflected:
•	$15.1 million, or 33%, increase in other income, reflecting a $15.5 million automobile loan securitization gain on sale, $2.8 million higher market-related gains and capital markets income; partially offset by a $5.8 million reduction in SBA-related servicing income.
•	$4.5 million, or 7%, increase in service charges on deposit accounts, primarily reflecting an increase in personal services charges, mostly due to strong customer growth.
Partially offset by:
•	$11.0 million, or 46%, decline in mortgage banking income reflecting a $13.9 million decrease in net MSR activity, partially offset by a $4.1 million, or 36%, increase in origination and secondary marketing income.
•	$1.4 million securities loss in the current period compared with a $1.5 million securities gain in the second quarter.
2011 First Nine Months versus 2010 First Nine Months
Noninterest income for the first nine-month period of 2011 decreased $26.4 million, or 3%, from the comparable year-ago period.
Table 11 — Noninterest Income — 2011 First Nine Months vs. 2010 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Service charges on deposit accounts	$180,183	$211,205	$(31,022)	(15)%
Mortgage banking income	59,310	122,613	(63,303)	(52)
Trust services	90,607	83,161	7,446	9
Electronic banking	93,228	81,334	11,894	15
Insurance income	51,564	56,735	(5,171)	(9)
Brokerage income	61,679	51,901	9,778	19
Bank owned life insurance income	48,065	44,953	3,112	7
Automobile operating lease income	22,044	35,501	(13,457)	(38)
Securities gains (losses)	197	(171)	368	N.R.
Other income	144,394	90,406	53,988	60

Total noninterest income	$751,271	$777,638	$(26,367)	(3)%

N.R.	- Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
The $26.4 million, or 3%, decrease in total noninterest income reflected:
•	$63.3 million, or 52%, decrease in mortgage banking income. This primarily reflected a $46.2 million decrease in net MSR activity and a $22.2 million, or 32%, decrease in origination and secondary marketing income, as originations decreased 23% from the year-ago period.
•	$31.0 million, or 15%, decline in service charges on deposit accounts, reflecting lower personal service charges due to the implementation of the amendment to Reg E and our “Fair Play” consumer banking initiatives.
•	$13.5 million, or 38%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.
Partially offset by:
•	$54.0 million, or 60%, increase in other income, of which $19.3 million was associated with SBA-related loan fees and gains from SBA loan sales, and a $15.5 million automobile loan securitization gain on sale. Also contributing to the growth were increases totaling $13.4 million from the sale of interest rate protection products and capital markets activities.
•	$11.9 million, or 15%, increase in electronic banking income, reflecting an increase in debit card transaction volume and new account growth.

•	$9.8 million, or 19%, increase in brokerage income, primarily reflecting increased sales of investment products.
•	$7.4 million, or 9%, increase in trust services income, due to a $0.8 billion increase in assets under management. This increase reflected improved market values and net growth in accounts.
For additional information regarding noninterest income, see the Legislative and Regulatory section located within the Executive Overview.
Noninterest Expense
(This section should be read in conjunction with Significant Item 1.)
The following table reflects noninterest expense for each of the past five quarters:
Table 12 — Noninterest Expense

	2011			2010		3Q11 vs 3Q10		3Q11 vs 2Q11
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent

Personnel costs	$226,835	$218,570	$219,028	$212,184	$208,272	$18,563	9%	$8,265	4%
Outside data processing and other services	49,602	43,889	40,282	40,943	38,553	11,049	29	5,713	13
Net occupancy	26,967	26,885	28,436	26,670	26,718	249	1	82	—
Deposit and other insurance expense	17,492	23,823	17,896	23,320	23,406	(5,914)	(25)	(6,331)	(27)
Professional services	20,281	20,080	13,465	21,021	20,672	(391)	(2)	201	1
Equipment	22,262	21,921	22,477	22,060	21,651	611	3	341	2
Marketing	22,251	20,102	16,895	16,168	20,921	1,330	6	2,149	11
Amortization of intangibles	13,387	13,386	13,370	15,046	15,145	(1,758)	(12)	1	—
OREO and foreclosure expense	4,668	4,398	3,931	10,502	12,047	(7,379)	(61)	270	6
Automobile operating lease expense	4,386	5,434	6,836	8,142	9,159	(4,773)	(52)	(1,048)	(19)
Other expense	30,987	29,921	48,083	38,537	30,765	222	1	1,066	4

Total noninterest expense	$439,118	$428,409	$430,699	$434,593	$427,309	$11,809	3%	$10,709	2%

Number of employees (full-time equivalent), at period-end	11,473	11,457	11,319	11,341	11,279	194	2%	16	—%
2011 Third Quarter versus 2010 Third Quarter
The $11.8 million, or 3%, increase in total noninterest expense from the year-ago quarter reflected:
•	$18.6 million, or 9%, increase in personnel costs, primarily reflecting a 2% increase in full-time equivalent staff in support of strategic initiatives, as well as higher benefit-related expenses, including $4.2 million of healthcare related costs.
•	$11.0 million, or 29%, increase in outside data processing and other service, reflecting the costs associated with the conversion to a new debit card processor and outside services supporting increased regulations.
Partially offset by:
•	$7.4 million, or 61%, decrease in OREO and foreclosure expense.
•	$5.9 million, or 25%, decline in deposit and other insurance expenses.
•	$4.8 million, or 52%, decline in automobile operating lease expense as that portfolio continued to run-off having exited that business in 2008.
2011 Third Quarter versus 2011 Second Quarter
The $10.7 million, or 2%, increase in total noninterest expense from the prior quarter reflected:
•	$8.3 million, or 4%, increase in personnel costs, primarily reflecting higher salaries, severance, and healthcare costs.
•	$5.7 million, or 13%, increase in outside data processing and other services, reflecting the costs associated with the conversion to a new debit card processor and the implementation of strategic initiatives.

Partially offset by:
•	$6.3 million, or 27%, decline in deposit and other insurance expenses.
2011 First Nine Months versus 2010 First Nine Months
Noninterest expense for the first nine-month period of 2011 increased $59.0 million, or 5%, from the comparable year-ago period.
Table 13 — Noninterest Expense — 2011 First Nine Months vs. 2010 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Personnel costs	$664,433	$586,789	$77,644	13%
Outside data processing and other services	133,773	118,305	15,468	13
Net occupancy	82,288	81,192	1,096	1
Deposit and other insurance expense	59,211	74,228	(15,017)	(20)
Professional services	53,826	67,757	(13,931)	(21)
Equipment	66,660	63,860	2,800	4
Marketing	59,248	49,756	9,492	19
Amortization of intangibles	40,143	45,432	(5,289)	(12)
OREO and foreclosure expense	12,997	28,547	(15,550)	(54)
Automobile operating lease expense	16,656	28,892	(12,236)	(42)
Other expense	108,991	94,455	14,536	15

Total noninterest expense	$1,298,226	$1,239,213	$59,013	5%

The $59.0 million, or 5%, increase in total noninterest expense reflected:
•	$77.6 million, or 13%, increase in personnel costs, primarily reflecting an increase in full-time equivalent staff in support of strategic initiatives, as well as higher benefit related expenses, including the reinstatement of our 401(k) plan matching contribution in May of 2010.
•	$15.5 million, or 13%, increase in outside data processing and other service, reflecting the costs associated with the conversion to a new debit card processor and the implementation of strategic initiatives.
•	$14.5 million, or 15%, increase in other expense, primarily reflecting the 2011 first quarter $17.0 million addition to litigation reserves (see Significant Items).
•	$9.5 million, or 19%, increase in marketing expense, reflecting higher advertising costs.
Partially offset by:
•	$15.6 million, or 54%, decline in OREO and foreclosure expenses as OREO balances declined 69% in the current period.
•	$15.0 million, or 20%, decrease in deposit and other insurance expenses.
•	$13.9 million, or 21%, decrease in professional services, reflecting lower legal costs, as collection activities declined, and consulting expenses.
•	$12.2 million, or 42%, decline in automobile operating lease expense as that portfolio continued to run-off having exited that business in 2008.

Provision for Income Taxes
(This section should be read in conjunction with Significant Item 2.)
The provision for income taxes in the 2011 third quarter was $38.9 million. This compared with a provision for income taxes of $49.0 million in the 2011 second quarter and a provision for income taxes of $29.7 million in the 2010 third quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At September 30, 2011, we had a net deferred tax asset of $364.2 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at September 30, 2011. The total disallowed deferred tax asset for regulatory capital purposes decreased to $19.4 million at September 30, 2011 compared to the total disallowed deferred tax asset of $48.2 million at June 30, 2011.
The IRS completed audits of our consolidated federal income tax returns for tax years through 2007. In the third quarter 2011, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. The IRS, various states, and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. The IRS has proposed adjustments to our previously filed tax returns. We believe our tax positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.

RISK MANAGEMENT AND CAPITAL
Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. We manage risk to an aggregate moderate-to-low risk profile through a control framework and by monitoring and responding to identified potential risks. We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2010 Form 10-K and subsequent filings with the SEC. Additionally, the MD&A included in our 2010 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2010 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2010 Form 10-K.
Credit Risk
Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our available-for-sale and other investment and held-to-maturity securities portfolios (see Note 4 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking and for trading activities. Given the current level of global financial issues, we believe it is important to provide clarity around our exposure in this specific area. While there is credit risk associated with derivative activity, we believe this exposure is minimal. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our continuing focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. The continued expansion of our portfolio management resources demonstrates our commitment to maintaining an aggregate moderate-to-low risk profile.
Loan and Lease Credit Exposure Mix
At September 30, 2011, our loans and leases totaled $39.0 billion, representing a $0.9 billion, or 2%, increase compared to $38.1 billion at December 31, 2010, primarily reflecting growth in the C&I, residential mortgage, and home equity portfolios. The automobile portfolio was little changed reflecting the 2011 third quarter automobile securitization (see Automobile Portfolio discussion). The CRE portfolio continued to decline reflecting our planned strategy to reduce our CRE exposure.
At September 30, 2011, commercial loans and leases totaled $19.9 billion, and represented 51% of our total credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint and is comprised of the following (see Commercial Credit discussion):
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

Total consumer loans and leases were $19.1 billion at September 30, 2011, and represented 49% of our total loan and lease credit exposure. The consumer portfolio was primarily diversified among home equity loans and lines-of-credit, residential mortgages, and automobile loans and leases (see Consumer Credit discussion).
Automobile — Automobile loans and leases are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 3% of our total automobile portfolio at September 30, 2011.
Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or second-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. The credit risk profile is substantially reduced when we hold a first-lien position. During the first nine-month period of 2011, more than 65% of our home equity portfolio originations were secured by a first-lien mortgage. The first-lien position combined with continued high average FICO scores significantly reduces the PD associated with these loans. The combination provides a strong base when assessing the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies and LTV policy limits.
Residential mortgage — Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, the majority of the loans in our portfolio are ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. These loans comprised approximately 53% of our total residential mortgage loan portfolio at September 30, 2011. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. This activity has increased recently reflecting the overall market conditions and GSE activity and an appropriate level of allowance has been established to address the repurchase risk inherent in the portfolio (refer to the Operational Risk section for additional discussion).
Other consumer — This portfolio primarily consists of consumer loans not secured by real estate or automobiles, including personal unsecured loans.
Table 14 — Loan and Lease Portfolio Composition

	2011						2010
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial:(1)
Commercial and industrial	$13,939	36%	$13,544	34%	$13,299	35%	$13,063	34%	$12,425	33%
Commercial real estate:
Construction	520	1	591	2	587	2	650	2	738	2
Commercial	5,414	14	5,573	14	5,711	15	6,001	16	6,174	16

Total commercial real estate	5,934	15	6,164	16	6,298	17	6,651	18	6,912	18

Total commercial	19,873	51	19,708	50	19,597	52	19,714	52	19,337	51

Consumer:
Automobile	5,558	14	6,190	16	5,802	15	5,614	15	5,385	14
Home equity	8,079	21	7,952	20	7,784	20	7,713	20	7,690	21
Residential mortgage	4,986	13	4,751	12	4,517	12	4,500	12	4,511	12
Other consumer	516	1	525	2	546	1	566	1	578	2

Total consumer	19,139	49	19,418	50	18,649	48	18,393	48	18,164	49

Total loans and leases	$39,012	100%	$39,126	100%	$38,246	100%	$38,107	100%	$37,501	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:
Table 15 — Loan and Lease Portfolio by Collateral Type

	2011						2010
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Secured loans:
Real estate — commercial	$9,554	24%	$9,781	25%	$9,931	26%	$10,389	27%	$10,516	28%
Real estate — consumer	13,065	33	12,703	32	12,300	32	12,214	32	12,201	33
Vehicles	6,898	18	7,594	19	7,333	19	7,134	19	6,652	18
Receivables/Inventory	4,297	11	4,171	11	3,819	10	3,763	10	3,524	9
Machinery/Equipment	1,864	5	1,784	5	1,787	5	1,766	5	1,763	5
Securities/Deposits	805	2	802	2	778	2	734	2	730	2
Other	1,103	3	1,095	3	1,139	3	990	2	1,097	2

Total secured loans and leases	37,586	96	37,930	97	37,087	97	36,990	97	36,483	97
Unsecured loans and leases	1,426	4	1,196	3	1,159	3	1,117	3	1,018	3

Total loans and leases	$39,012	100%	$39,126	100%	$38,246	100%	$38,107	100%	$37,501	100%

Commercial Credit
In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. As an example, the retail properties class of the CRE portfolio and manufacturing loans within the C&I portfolio have each received more frequent evaluation at the individual loan level given the weak environment and our portfolio composition. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate allowance amount for this portfolio.
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
Our standardized loan grading system considers many components that directly correlate to loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and creditworthiness, along with various key financial metrics such as liquidity and net worth. Our assessment of the guarantor’s credit strength is reflected in our risk ratings for such loans. The risk rating is directly tied to, and an integral component of, our allowance for loan loss methodology. When our assessment of the guarantor’s credit strength demonstrates an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have successfully negotiated repayment from guarantors as part of our overall credit risk management process. When a loan goes to impaired status, viable guarantor support is considered in the determination of the recognition of a loan loss.
Substantially all loans categorized as Classified (see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements) are managed by our SAD. The SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the adequacy of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.
Our commercial portfolio is diversified by product type, customer size, and geography throughout our footprint. No outstanding commercial loans and leases comprised an industry or geographic concentration of lending. Certain segments of our commercial portfolio are discussed in further detail below.

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
As shown in the following table, C&I loans and leases totaled $13.9 billion at September 30, 2011:
Table 16 — Commercial and Industrial Loans and Leases by Class

	September 30, 2011
	Commitments		Loans Outstanding
(dollar amounts in millions)	Amount	Percent	Amount	Percent
Class:
Owner occupied	$4,390	21%	$3,978	29%
Other commercial and industrial	17,020	79	9,961	71

Total	$21,410	100%	$13,939	100%

The difference in the composition between the commitments and loans and leases outstanding in the other commercial and industrial class results from a significant amount of working capital lines-of-credit and businesses have reduced these borrowings. The funding percentage associated with the lines-of-credit has been a significant indicator of credit quality. Generally, borrowers that fully utilize their line-of-credit consistently, over time, have a higher risk profile. The overall funding rate on the commercial lines-of-credit has declined compared to pre-2008 levels as borrowers have limited their borrowing and focused on maintaining high liquidity and reducing debt. Line-of-credit utilization is one of many credit risk factors we utilize in assessing the credit risk portfolio of individual borrowers and the overall portfolio.
CRE PORTFOLIO
We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. Additionally, we established a limit to our CRE exposure of no more than our amount of Tier 1 Capital plus the ACL. We have been actively reducing our CRE exposure during the past three years, and our CRE exposure was below this established limit at September 30, 2011.
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
A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $3.9 billion at September 30, 2011, representing 65% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable.
A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $2.6 billion at December 31, 2010, to $2.1 billion at September 30, 2011, and represented 35% of total CRE loans. Of the loans in the noncore portfolio at September 30, 2011, 66% were categorized as Pass, 95% had guarantors, 99% were secured, and 95% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.2 billion, or 11%, of related outstanding balances, are classified as NALs. SAD administered $0.9 billion, or 44%, of total noncore CRE loans at September 30, 2011. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

The table below provides a segregation of the CRE portfolio as of September 30, 2011:
Table 17 — Core Commercial Real Estate Loans by Property Type and Property Location

	September 30, 2011
							West
(dollar amounts in millions)	Ohio	Michigan	Pennsylvania	Indiana	Kentucky	Florida	Virginia	Other	Total	%
Core portfolio:
Retail properties	$505	$64	$69	$84	$9	$39	$29	$363	$1,162	20%
Office	337	105	93	17	11	—	39	56	658	11
Multi family	217	91	66	35	28	1	27	56	521	9
Industrial and warehouse	222	66	21	49	3	2	5	82	450	8
Other commercial real estate	701	121	37	38	—	19	53	111	1,080	18

Total core portfolio	1,982	447	286	223	51	61	153	668	3,871	65
Total noncore portfolio	1,149	350	123	173	28	100	40	100	2,063	35

Total	$3,131	$797	$409	$396	$79	$161	$193	$768	$5,934	100%

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:
Table 18 — Commercial Real Estate — Core vs. Noncore Portfolios

	September 30, 2011
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,871	$16	$122	3.15%	3.55%	$25

Noncore — SAD (2)	910	286	213	23.41	41.72	202
Noncore — Other	1,153	14	89	7.72	8.83	30

Total noncore	2,063	300	302	14.64	25.48	232

Total commercial real estate	$5,934	$316	$424	7.15%	11.84%	$257

	December 31, 2010
Total core	$4,042	$5	$160	3.96%	4.08%	$16

Noncore — SAD (2)	1,400	379	329	23.50	39.80	307
Noncore — Other	1,209	5	105	8.68	9.06	41

Total noncore	2,609	384	434	16.63	27.33	348

Total commercial real estate	$6,651	$389	$594	8.93%	13.96%	$364

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).

(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.
As shown in the above table, the ending balance of the CRE portfolio at September 30, 2011, declined $0.7 billion, or 11%, compared with December 31, 2010. Of this decline, 68% occurred in the noncore segment of the portfolio administered by the SAD, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. We anticipate further significant declines in the noncore segment, consistent with our strategy to continue to reduce our overall CRE exposure. The reduction in the core segment is a result of normal portfolio attrition combined with limited origination activity. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions.

Also as shown above, substantial reserves for the noncore portfolio have been established. At September 30, 2011, the ACL related to the noncore portfolio was 14.64%, and 23.41% related to the SAD managed noncore portfolio. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 41.72% Credit Mark associated with the SAD-managed noncore portfolio is an indicator of the aggressive portfolio management strategy employed for this portfolio.
Retail Properties
Our portfolio of total CRE loans secured by retail properties totaled $1.6 billion, or approximately 4%, of total loans and leases, at September 30, 2011. Loans within this portfolio segment declined $0.1 billion, or 6%, from $1.8 billion at December 31, 2010. Credit approval in this portfolio segment is generally dependent on preleasing requirements, and net operating income from the project must cover debt service by specified percentages when the loan is fully funded.
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
During the 2011 third quarter, we transferred automobile loans totaling $1.0 billion to a trust in a securitization transaction. The securitization qualified for sale accounting. As a result of this transaction, we recognized a $15.5 million gain on sale which is reflected in other noninterest income and recorded a $16.0 million servicing asset which is reflected in accrued income and other assets.
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
In the 2011 first quarter, we accelerated the timing of charge-off recognition in our residential mortgage portfolio. In addition, we established an immediate charge-off process regardless of the delinquency status for short sale situations. Both of these policy changes resulted in accelerated recognition of residential mortgage charge-offs totaling $6.8 million in the 2011 first quarter. Further, in the 2011 second quarter, we implemented a policy change regarding the placement of loans on nonaccrual status in both our home equity and residential mortgage portfolios. This policy change resulted in accelerated placement of loans on nonaccrual status totaling $6.7 million in the home equity portfolio and $8.0 million in the residential mortgage portfolio.

Table 19 — Selected Home Equity and Residential Mortgage
Portfolio Data
(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by second-lien
	09/30/11	12/31/10	09/30/11	12/31/10	09/30/11	12/31/10
Ending balance	$3,589	$3,041	$4,490	$4,672	$4,986	$4,500
Portfolio weighted average LTV ratio(1)	71%	70%	80%	80%	78%	77%
Portfolio weighted average FICO score(2)	749	745	734	733	731	721

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by second-lien
	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Originations	$1,392	$922	$630	$523	$1,102	$1,179
Origination weighted average LTV ratio(1)	71%	69%	82%	79%	84%	81%
Origination weighted average FICO score(2)	768	767	759	756	758	760

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)
Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.
Home Equity Portfolio
Our home equity portfolio (loans and lines-of-credit) consists of both first-lien and second-lien mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate interest-only home equity lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit. Applications are underwritten centrally in conjunction with an automated underwriting system.
At September 30, 2011, approximately 44% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the first nine-month period of 2011, more than 65% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services. The combination of high quality borrowers as measured by financial condition, FICO score, and the lien position status provide a high degree of confidence regarding the performance of the 2009-2011 originations.
Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a balloon payment and represents a majority of the line-of-credit portfolio at September 30, 2011. As previously discussed, a significant portion of recent originations are secured by first-liens on the property as high quality borrowers take advantage of the low variable-rates available with a line-of-credit. If the current 30-year fixed-rate declines substantially from its already low level, we would anticipate some portion of these first-lien line-of-credit borrowers to refinance to a more traditional mortgage at a fixed-rate.
We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high quality borrowers. However, continued declines in housing prices have decreased the value of the collateral for this portfolio and have caused a portion of the portfolio to have an LTV greater than 100%. These higher LTV ratios are directly correlated with borrower payment patterns and are a particular focus of our Loss Mitigation and Home Saver groups.

We obtain a property valuation for every loan or line-of-credit. The type of property valuation obtained is based on a series of credit parameters, and ranges from an AVM to a complete walkthrough appraisal. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis, specifically related to the December 2010 FFIEC guidelines regarding property valuation. The intent of these guidelines is to ensure complete independence in the requesting and review of real estate valuations associated with loan decisions. We are committed to appropriate valuations for all of our real estate lending, and do not anticipate significant impacts to our loan decision process as a result of these guidelines. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.
We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio.
Residential Mortgage Portfolio
We focus on higher quality borrowers and underwrite all applications centrally. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options.
All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.
A majority of the loans in our portfolio have adjustable rates. These ARMs comprised approximately 53% of our total residential mortgage loan portfolio at September 30, 2011. At September 30, 2011, ARM loans that were expected to have rates reset totaled $1.5 billion through 2014. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in value. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Our ARM portfolio has performed substantially better than the fixed-rate portfolio in part due to this proactive management process. Additionally, when borrowers are experiencing payment difficulties, loans may be reunderwritten based on the borrower’s ability to repay the loan.
Several government actions were enacted that impacted the residential mortgage portfolio, including various refinance programs which positively affected the availability of credit for the industry. We are utilizing these programs to enhance our existing strategy of working closely with our customers.
Financial Institution Exposure Risk
In the normal course of business, we engage with other financial institutions for a variety of purposes resulting from ordinary banking activities such as payment processing, transactions entered into for risk management purposes (see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements), and for investment diversification. As a result, we are exposed to credit risk, or risk of loss, if the other financial institution fails to perform according to the terms of our contract or agreement.
Current European credit pressures have increased concerns about correlated adverse effects upon financial institutions. Specifically, there has been heightened emphasis on direct credit exposure to certain sovereigns, in particular, Greece, Ireland, Portugal, Spain and Italy, as well as to financial institutions headquartered in those countries. We conduct significant due diligence on each financial institution prior to approval as a counterparty. Our Treasury Credit Risk group within Credit Administration is responsible for the initial risk assessment as well as on-going monitoring. We actively manage the level of exposure to each financial institution, with regular assessment of the exposure limits by our Credit Policy and Strategy Committee. We believe our overall exposure to financial institution exposure risk, including direct credit exposure to any of these sovereigns and their banks, is not significant. Nonetheless, we minimize this risk through increased frequency and degree of monitoring of each contract or agreement as we manage the risk exposure on a real-time basis over the course of each day.
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

Credit quality performance in the 2011 third quarter reflected a continued improvement in the levels of our NCOs, NALs, and commercial Criticized assets. Although the commercial Criticized asset levels continued to decline, there was an increase in new commercial Criticized asset inflows compared to the prior quarter. The inflow of new commercial Criticized assets was across all business segments and included one large relationship. We do not believe the increase in this current quarter’s commercial Criticized assets to be either an indication of a future increase in the overall level of commercial Criticized loans or a widespread deterioration in commercial credit performance. Also, our ACL coverage ratios improved compared to the prior quarter. Specifically, our ACL as a percentage of NALs improved to 187% at September 30, 2011 compared with 181% at June 30, 2011 and 166% at December 31, 2010.
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
C&I and CRE loans are placed on nonaccrual status at no greater than 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien and second-lien home equity loans are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:
Table 20 — Nonaccrual Loans and Leases and Nonperforming Assets

	2011			2010
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Nonaccrual loans and leases:
Commercial and industrial	$209,632	$229,327	$260,397	$346,720	$398,353
Commercial real estate	257,086	291,500	305,793	363,692	478,754
Residential mortgage	61,129	59,853	44,812	45,010	82,984
Home equity	37,156	33,545	25,255	22,526	21,689

Total nonaccrual loans and leases	565,003	614,225	636,257	777,948	981,780
Other real estate owned, net
Residential	18,588	20,803	28,668	31,649	65,775
Commercial	19,418	17,909	25,961	35,155	57,309

Total other real estate owned, net	38,006	38,712	54,629	66,804	123,084
Other nonperforming assets(1)	10,972	—	—	—	—

Total nonperforming assets	$613,981	$652,937	$690,886	$844,752	$1,104,864

Nonaccrual loans as a % of total loans and leases	1.45%	1.57%	1.66%	2.04%	2.62%
Nonperforming assets ratio(2)	1.57	1.67	1.80	2.21	2.94

Nonperforming Franklin assets:
Residential mortgage	$—	$—	$—	$—	$—
Home equity	—	—	—	—	—
OREO	534	883	5,971	9,477	15,330
Impaired loans held for sale	—	—	—	—	—

Total nonperforming Franklin assets	$534	$883	$5,971	$9,477	$15,330

(1)	Other nonperforming assets represent an investment security backed by a municipal bond.

(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate.
The $39.0 million, or 6%, decline in NPAs compared with June 30, 2011, primarily reflected:
•
$34.4 million, or 12%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. We continue to focus on early recognition of risks through our on-going portfolio management processes.

•
$19.7 million, or 9%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

Partially offset by:
•	$11.0 million increase in other NPAs reflecting an investment security backed by a municipal bond.
•
$3.6 million, or 11%, increase in home equity NALs, primarily reflecting the current weak economic conditions and the continued decline of residential real estate property values. Home equity NALs have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of loss.

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.

Compared with December 31, 2010, NPAs decreased $230.8 million, or 27%, primarily reflecting:
•
$137.1 million, or 40%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific geographic concentration. From an industry perspective, improvement in the manufacturing-related segment accounted for a significant portion of the decrease.

•
$106.6 million, or 29%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. This decline was a direct result of our on-going proactive management of these credits by our SAD.

•	$28.8 million, or 43%, decrease in OREO properties, reflecting lower inflow levels combined with aggressive sales activities.
Partially offset by:
•
$16.1 million, or 36%, increase in residential mortgage NALs, reflecting the current weak economic conditions and the continued decline in residential real estate property values, as well as a change in our nonaccrual policy (see Consumer Credit section).

•
$14.6 million, or 65%, increase in home equity NALs, also reflecting the current weak economic conditions and the continued decline in residential real estate property values, as well as a change in our nonaccrual policy (see Consumer Credit section).

•	$11.0 million increase in other NPAs reflecting an investment security backed by a municipal bond.
NPA activity for each of the past five quarters was as follows:
Table 21- Nonperforming Asset Activity

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third

Nonperforming assets, beginning of period	$652,937	$690,886	$844,752	$1,104,864	$1,582,702
New nonperforming assets	153,626	210,255	192,044	237,802	278,388
Franklin-related impact, net	(349)	(5,088)	(3,506)	(5,853)	(251,412)
Returns to accruing status	(25,794)	(68,429)	(70,886)	(100,051)	(111,168)
Loan and lease losses	(79,992)	(74,945)	(128,730)	(126,047)	(151,013)
Other real estate owned gains (losses)	(242)	388	1,492	(5,117)	(5,302)
Payments	(76,510)	(73,009)	(87,041)	(191,296)	(210,612)
Sales	(9,695)	(27,121)	(57,239)	(69,550)	(26,719)

Nonperforming assets, end of period	$613,981	$652,937	$690,886	$844,752	$1,104,864

As discussed previously, residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, and first-lien and second-lien home equity loans and lines-of-credit are placed on nonaccrual status at 150-days past due and 120-days past due, respectively.

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five quarters:
Table 22 — Accruing Past Due Loans and Leases

	2011			2010
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Accruing loans and leases past due 90 days or more:
Commercial and industrial	$—	$—	$—	$—	$—
Residential mortgage (excluding loans guaranteed by the U.S. government)	32,850	33,975	41,858	53,983	56,803
Home equity	20,420	17,451	24,130	23,497	27,160
Other consumer	7,755	6,227	7,578	10,177	11,423

Total, excl. loans guaranteed by the U.S. government	61,025	57,653	73,566	87,657	95,386
Add: loans guaranteed by the U.S. government	84,413	76,979	94,440	98,288	94,249

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$145,438	$134,632	$168,006	$185,945	$189,635

Ratios: (1)

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.16%	0.15%	0.19%	0.23%	0.25%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.21	0.19	0.25	0.26	0.26

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.37	0.34	0.44	0.49	0.51

(1)	Ratios are calculated as a percentage of related loans and leases.
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
The over 90-day delinquency ratio for total loans not guaranteed by a U.S. government agency was 0.16% at September 30, 2011, representing an 7 basis point decline compared with December 31, 2010. This decline reflected the sale of certain loans in this category.
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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:
Table 23 — Accruing and Nonaccruing Troubled Debt Restructured Loans

	2011			2010
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Troubled debt restructured loans — accruing:

Residential mortgage	$304,365	$313,772	$333,492	$328,411	$304,356
Other consumer(1)	89,596	75,036	78,488	76,586	73,210
Commercial	321,598	240,126	206,462	222,632	157,971

Total troubled debt restructured loans — accruing	715,559	628,934	618,442	627,629	535,537

Troubled debt restructured loans — nonaccruing:

Residential mortgage	20,877	14,378	8,523	5,789	10,581
Other consumer(1)	279	140	14	—	—
Commercial	74,264	77,745	37,858	33,462	33,236

Total troubled debt restructured loans — nonaccruing	95,420	92,263	46,395	39,251	43,817

Total troubled debt restructured loans	$810,979	$721,197	$664,837	$666,880	$579,354

(1)	Includes automobile, home equity, and other consumer TDRs.
TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments. Within commercial accruing TDRs, $40.1 million of the increase from the prior quarter reflected a change based on clarifying language in the FASB’s ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, related to when a TDR designation is removed.
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
A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2011 third quarter was $43.6 million, compared with $35.8 million in the prior quarter and $119.2 million in the year-ago quarter. (See Provision for Credit Losses discussion).
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
Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, Criticized, and Classified loans have significantly improved in recent quarters despite the decline in the ACL level. For example, the ACL coverage ratio associated with NALs was 187% at September 30, 2011, compared with 166% at December 31, 2010 and 140% at September 30, 2010.

The table below reflects activity in the ALLL and the AULC for each of the last five quarters:
Table 24 — Quarterly Allowance for Credit Losses Analysis

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Allowance for loan and lease losses, beginning of period	$1,071,126	$1,133,226	$1,249,008	$1,336,352	$1,402,160
Loan and lease losses	(115,899)	(128,701)	(199,007)	(205,587)	(221,144)
Recoveries of loans previously charged-off	25,344	31,167	33,924	33,336	36,630

Net loan and lease losses	(90,555)	(97,534)	(165,083)	(172,251)	(184,514)

Provision for loan and lease losses	45,867	36,948	49,301	84,907	118,788
Allowance for assets sold	(6,728)	(1,514)	—	—	(82)

Allowance for loan and lease losses, end of period	$1,019,710	$1,071,126	$1,133,226	$1,249,008	$1,336,352

Allowance for unfunded loan commitments and letters of credit, beginning of period	$41,060	$42,211	$42,127	$40,061	$39,689

Provision for (reduction in) unfunded loan commitments and letters of credit losses	(2,281)	(1,151)	84	2,066	372

Allowance for unfunded loan commitments and letters of credit, end of period	$38,779	$41,060	$42,211	$42,127	$40,061

Total allowance for credit losses, end of period	$1,058,489	$1,112,186	$1,175,437	$1,291,135	$1,376,413

Allowance for loan and lease losses as % of:

Total loans and leases	2.61%	2.74%	2.96%	3.28%	3.56%
Nonaccrual loans and leases	180	174	178	161	136
Nonperforming assets	166	164	164	148	121

Total allowance for credit losses as % of:

Total loans and leases	2.71%	2.84%	3.07%	3.39%	3.67%
Nonaccrual loans and leases	187	181	185	166	140
Nonperforming assets	172	170	170	153	125
The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:
Table 25 — Allocation of Allowance for Credit Losses (1)

	2011						2010
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

Commercial
Commercial and industrial	$285,254	36%	$281,016	35%	$299,564	35%	$340,614	34%	$353,431	33%
Commercial real estate	418,895	15	463,874	16	511,068	17	588,251	18	654,219	18

Total commercial	704,149	51	744,890	51	810,632	52	928,865	52	1,007,650	51

Consumer

Automobile	49,402	14	55,428	16	50,862	15	49,488	15	44,505	14

Home equity	139,616	21	146,444	20	149,370	20	150,630	20	154,323	21

Residential mortgage	98,974	13	98,992	12	96,741	12	93,289	12	93,407	12

Other consumer	27,569	1	25,372	1	25,621	1	26,736	1	36,467	2

Total consumer	315,561	49	326,236	49	322,594	48	320,143	48	328,702	49

Total allowance for loan and lease losses	1,019,710	100%	1,071,126	100%	1,133,226	100%	1,249,008	100%	1,336,352	100%

Allowance for unfunded loan commitments	38,779		41,060		42,211		42,127		40,061

Total allowance for credit losses	$1,058,489		$1,112,186		$1,175,437		$1,291,135		$1,376,413

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The reduction in the ALLL, compared with both June 30, 2011, and December 31, 2010, reflected declines in the ALLL in both the commercial and consumer portfolios.
The decline in the commercial-related ALLL reflected NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss. As shown in the table below, commercial Criticized loans declined $88.1 million from June 30, 2011, and $783.4 million from December 31, 2010, reflecting significant upgrade and payment activity.
Table 26 — Criticized Commercial Loan Activity

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third

Criticized commercial loans, beginning of period	$2,379,150	$2,660,792	$3,074,481	$3,637,533	$4,106,602
New additions / increases	357,057	250,422	169,884	289,850	407,514
Advances	46,148	44,442	61,516	52,282	75,386
Upgrades to Pass	(252,388)	(271,698)	(238,518)	(382,713)	(391,316)
Payments	(180,845)	(231,819)	(294,564)	(401,302)	(408,698)
Loan losses	(58,035)	(72,989)	(112,008)	(121,169)	(151,955)

Criticized commercial loans, end of period	$2,291,088	$2,379,150	$2,660,792	$3,074,481	$3,637,533

The decline in the consumer-related ALLL primarily reflected the impact of the 2011 third quarter automobile securitization (see Automobile Portfolio discussion) as well as a decrease in the home equity-related ALLL as a result of lower delinquency levels, partially offset by an increase in the mortgage-related ALLL as a result of increased residential mortgage-related balances.
The entire loan and lease portfolio has shown steadily improving credit quality trends throughout 2010 and 2011. The ACL to total loans declined to 2.71% at September 30, 2011 compared to 3.39% at December 31, 2010. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of problem loans and aggressive action plans for these problem loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. However, the continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged during the first nine-month period of 2011. These additional risks included the European banking sector stress, the continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some of our retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. We do not anticipate any meaningful economic improvement in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

The table below reflects activity in the ALLL and AULC for the first nine-month periods ended September 30, 2011 and 2010.
Table 27 — Year to Date Allowance for Credit Losses Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2011	2010

Allowance for loan and lease losses, beginning of period	$1,249,008	$1,482,479
Loan and lease losses	(443,607)	(798,320)
Recoveries of loans previously charged-off	90,435	96,097

Net loan and lease losses	(353,172)	(702,223)
Provision for loan and lease losses	132,116	556,392
Allowance for assets sold	(8,242)	(296)

Allowance for loan and lease losses, end of period	$1,019,710	$1,336,352

Allowance for unfunded loan commitments and letters of credit, beginning of period	$42,127	$48,879
Provision for (reduction in) unfunded loan commitments and letters of credit losses	(3,348)	(8,818)

Allowance for unfunded loan commitments and letters of credit, end of period	$38,779	$40,061

Total allowance for credit losses	$1,058,489	$1,376,413

Allowance for loan and lease losses as % of:
Total loans and leases	2.61%	3.56%
Nonaccrual loans and leases	180	136
Nonperforming assets	166	121

Total allowance for credit losses as % of:
Total loans and leases	2.71%	3.67%
Nonaccrual loans and leases	187	140
Nonperforming assets	172	125
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

The following table reflects NCO detail for each of the last five quarters:
Table 28 — Quarterly Net Charge-off Analysis

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$17,891	$18,704	$42,191	$59,124	$62,241
Commercial real estate:
Construction	1,450	4,145	28,400	11,084	17,936
Commercial	22,990	23,450	39,283	33,787	45,725

Commercial real estate	24,440	27,595	67,683	44,871	63,661

Total commercial	42,331	46,299	109,874	103,995	125,902

Consumer:
Automobile	3,863	2,255	4,712	7,035	5,570
Home equity	26,222	25,441	26,715	29,175	27,827
Residential mortgage(1)	11,562	16,455	18,932	26,775	18,961
Other consumer	6,577	7,084	4,850	5,271	6,254

Total consumer	48,224	51,235	55,209	68,256	58,612

Total net charge-offs	$90,555	$97,534	$165,083	$172,251	$184,514

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.52%	0.56%	1.29%	1.85%	2.01%
Commercial real estate:
Construction	0.87	2.99	18.59	6.19	7.25
Commercial	1.69	1.65	2.66	2.22	3.01

Commercial real estate	1.60	1.77	4.15	2.64	3.60

Total commercial	0.86	0.94	2.24	2.13	2.59

Consumer:
Automobile	0.25	0.15	0.33	0.51	0.43
Home equity	1.31	1.29	1.38	1.51	1.47
Residential mortgage(1)	0.97	1.44	1.70	2.42	1.73
Other consumer	5.05	5.27	3.47	3.66	3.83

Total consumer	0.99	1.08	1.20	1.50	1.32

Net charge-offs as a % of average loans	0.92%	1.01%	1.73%	1.82%	1.98%

(1)	The 2010 fourth quarter included net charge-offs of $16,389 thousand related to the sale of certain underperforming residential mortgage loans.
In assessing NCO trends, it is helpful to understand the process of how these loans are treated as they deteriorate over time. The ALLL established at origination is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased as warranted. If the quality of a loan has deteriorated, it migrates to a lower quality risk rating, requiring a higher ALLL amount. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. In summary, if loan quality deteriorates, the typical credit sequence would be periods of ALLL building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.
Residential mortgage NCO annualized percentages generally are greater than those of the home equity portfolio. The NCO annualized percentage in the home equity portfolio is the result of a higher quality customer base as measured by FICO distribution and a substantial portion of the growth is represented by first-lien positions. Additionally, we accelerated the charge-off policy associated with the residential mortgage portfolio in 2010 which shortened the maximum timeframe to charge-off and, during 2011, have executed two NPL sales in the residential mortgage portfolio with resulting charge-offs.

2011 Third Quarter versus 2011 Second Quarter
C&I NCOs declined $0.8 million, or 4%. CRE NCOs decreased $3.2 million, or 11%. These declines were evident across our geographic footprint and generally associated with small relationships. The performance of both portfolios was consistent with our expectations. Based on asset quality trends, we continue to anticipate this lower level of CRE NCOs in future quarters.
Automobile NCOs increased $1.6 million, or 71%. The current quarter’s performance was consistent with our expectations. The prior quarter’s NCOs were historically low reflecting a combination of low delinquency levels and a strong resale market for used vehicles.
Home equity NCOs increased $0.8 million, or 3%. Although the performance of this portfolio continues to be impacted by the weakened overall economy and the continued decline in home values, this slight increase was consistent with our expectations. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for second-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.
Residential mortgage NCOs declined $4.9 million, or 30%, consistent with our expectations for a continued downward trend in this portfolio.

The following table reflects NCO activity for the first nine-month periods ended September 30, 2011 and 2010:
Table 29 — Year to Date Net Charge-off Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2011	2010
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$78,786	$195,808
Commercial real estate:
Construction	33,995	97,924
Commercial	85,723	132,767

Commercial real estate	119,718	230,691

Total commercial	198,504	426,499

Consumer:
Automobile	10,830	19,537
Home equity(1)	78,378	110,198
Residential mortgage(2)	46,949	126,120
Other loans	18,511	19,869

Total consumer	154,668	275,724

Total net charge-offs	$353,172	$702,223

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.78%	2.12%
Commercial real estate:
Construction	7.41	10.67
Commercial	2.01	2.88

Commercial real estate	2.54	4.17

Total commercial	1.35	2.89

Consumer:
Automobile	0.24	0.56
Home equity(1)	1.33	1.95
Residential mortgage(2)	1.36	3.74
Other loans	4.58	3.84

Total consumer	1.09	2.11

Net charge-offs as a % of average loans	1.22%	2.52%

(1)
The 2010 first nine-month period included net charge-offs totaling $14,678 thousand associated with the transfer of Franklin-related home equity loans to loans held for sale and $6,143 thousand of other Franklin-related net charge-offs.

(2)
The 2010 first nine-month period included net charge-offs totaling $60,822 thousand associated with the transfer of Franklin-related residential mortgage loans to loans held for sale and $14,914 thousand of other Franklin-related net charge-offs.

2011 First Nine Months versus 2010 First Nine Months
C&I NCOs decreased $117.0 million, or 60%. CRE NCOs decreased $111.0 million, or 48%. These declines primarily reflected significant credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices.
Automobile NCOs decreased $8.7 million, or 45%, reflected our consistent high quality origination profile, as well as a stronger market for used automobiles. This focus on origination quality has been the primary driver for the improvement in this portfolio in the current period compared with the year-ago period.
Home equity NCOs declined $31.8 million, or 29%. The first nine-month period of 2010 included $20.7 million of Franklin-related NCOs compared with no Franklin-related NCOs in the current period. Excluding the Franklin-related impacts, home equity NCOs decreased $11.1 million compared with the first nine-month period of 2010. Although the performance of this portfolio continued to be impacted by the overall weak economic conditions and the continued decline of residential real estate property values, the performance was consistent with our expectations for the portfolio.

Residential mortgage NCOs declined $79.2 million, or 63%. The first nine-month period of 2010 included $75.7 million of Franklin-related net charge-offs, and the first nine-month period of 2011 included Franklin-related net recoveries of $2.5 million. Excluding the Franklin impacts, residential mortgage NCOs decreased $1.0 million compared with the first nine-month period of 2010. Additionally, the first nine-month period of 2011 included $6.8 million of NCOs related to a change in loss recognition policy (see Consumer Credit section). Excluding these impacts, performance was consistent with our expectations for a continued downward trend in this portfolio.
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
The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of September 30, 2011, and December 31, 2010. All of the positions were within the board of directors’ policy limits as of September 30, 2011.

Table 30 — Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2011	-2.1	-1.3	1.1	2.2
December 31, 2010	-3.2	-1.8	0.3	0.0
The ISE at risk reported as of September 30, 2011, for the +200 basis points scenario shows a significant change to an asset sensitive near-term interest rate risk position compared with December 31, 2010. The ALCO’s strategy is to be near-term asset-sensitive to a rising rate scenario. The primary factors contributing to this change are the 2011 first quarter termination of $4.5 billion of interest rate swaps maturing through June 2012, offset slightly by $1.8 billion of interest rate swaps executed in the 2011 second and third quarters, and the impact of lower interest rates on mortgage asset prepayments.
The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest-sensitive income is 36.8% sensitive to changes in market interest rates, while total interest-sensitive expense is 40.2% sensitive to changes in market interest rates. However, net interest income at risk for the +200 basis points scenario has an asset-sensitive near-term interest rate risk position because of the larger base of total interest-sensitive income relative to total interest-sensitive expense.
Table 31 — Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense for a Given
	Total Earning	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200	-100	+100	+200

Total loans	80%	-16.2%	-25.3%	37.9%	39.4%
Total investments and other earning assets	20	-17.8	-22.1	32.5	30.2
Total interest sensitive income		-16.0	-24.0	36.1	36.8

Total interest-bearing deposits	71	-11.5	-18.9	35.5	36.5
Total borrowings	11	-21.0	-37.6	62.7	66.0
Total interest-sensitive expense		-12.7	-21.2	38.9	40.2

(1)	At September 30, 2011.
The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the September 30, 2011, results compared with December 31, 2010. All of the positions were within the board of directors’ policy limits.
Table 32 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2011	-4.2	-0.7	-1.0	-3.3
December 31, 2010	-0.5	1.3	-4.0	-8.9
The EVE at risk reported as of September 30, 2011, for the +200 basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2010. The primary factors contributing to this change are the impact of lower interest rates on mortgage asset prepayments, the growth in low-cost deposits, and the 2011 first quarter termination of $4.5 billion of interest rate swaps maturing through June 2012, offset slightly by $1.8 billion of interest rate swaps executed in the 2011 second and third quarters.
The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value 3.1% to changes in market interest rates, while total net tangible liabilities increased in value 3.1% to changes in market interest rates.

Table 33 — Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value for a Given
	Tangible	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200

Total loans	71%	0.9%	0.8%	-1.3%	-2.6%
Total investments and other earning assets	18	2.0	2.0	-2.8	-5.9
Total net tangible assets (2)		1.1	1.0	-1.5	-3.1

Total deposits	79	-2.1	-1.4	1.7	3.3
Total borrowings	9	-1.1	-0.8	0.8	1.6
Total net tangible liabilities (3)		-2.0	-1.3	1.6	3.1

(1)	At September 30, 2011.

(2)	Tangible assets excluding ALLL.

(3)	Tangible liabilities excluding AULC.
MSRs
(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)
At September 30, 2011, we had a total of $145.3 million of capitalized MSRs representing the right to service $16.1 billion in mortgage loans. Of this $145.3 million, $73.8 million was recorded using the fair value method, and $71.5 million was recorded using the amortization method.
MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes or impairment to MSRs recorded using the amortization method. In addition, we engage a third party to provide valuation tools and assistance with our strategies with the objective to decrease the volatility from MSR fair value changes or impairment to MSRs recorded using the amortization method. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or a decrease in mortgage banking income. We report MSRs recorded using the amortization method at the lower of cost or fair value and these MSRs generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets in the Unaudited Condensed Consolidated Financial Statements.
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

Bank Liquidity and Sources of Liquidity
Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2011, these core deposits funded 74% of total assets. At September 30, 2011, total core deposits represented 94% of total deposits, an increase from 93% at December 31, 2010.
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
Demand deposit overdrafts that have been reclassified as loan balances were $14.0 million, $13.1 million, and $13.1 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.0 billion, $2.2 billion, and $2.3 billion at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.
The following tables reflect deposit composition and short-term borrowings detail for each of the past five quarters:
Table 34 — Deposit Composition

	2011						2010
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
By Type
Demand deposits - noninterest-bearing	$9,502	22%	$8,210	20%	$7,597	18%	$7,217	17%	$6,926	17%
Demand deposits — interest-bearing	5,763	13	5,642	14	5,532	13	5,469	13	5,347	13
Money market deposits	13,759	32	12,643	31	13,105	32	13,410	32	12,679	31
Savings and other domestic deposits	4,711	11	4,752	11	4,762	12	4,643	11	4,613	11
Core certificates of deposit	7,084	16	7,936	19	8,208	20	8,525	20	8,765	21

Total core deposits	40,819	94	39,183	95	39,204	95	39,264	93	38,330	93
Other domestic deposits of $250,000 or more	421	1	436	1	531	1	675	2	730	2
Brokered deposits and negotiable CDs	1,535	4	1,486	4	1,253	3	1,532	4	1,576	4
Deposits in foreign offices	445	1	297	—	378	1	383	1	436	1

Total deposits	$43,220	100%	$41,402	100%	$41,366	100%	$41,854	100%	$41,072	100%

Total core deposits:
Commercial	$15,526	38%	$13,541	35%	$12,785	33%	$12,476	32%	$12,262	32%
Consumer	25,293	62	25,642	65	26,419	67	26,788	68	26,068	68

Total core deposits	$40,819	100%	$39,183	100%	$39,204	100%	$39,264	100%	$38,330	100%

Table 35 — Federal Funds Purchased and Repurchase Agreements

	2011			2010
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$2,201	$1,983	$2,017	$1,966	$1,773
Other short-term borrowings	24	40	34	75	86

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.16%	0.15%	0.17%	0.19%	0.22%
Other short-term borrowings	1.01	0.69	0.92	0.53	0.40

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,431	$2,361	$2,091	$2,084	$1,773
Other short-term borrowings	53	50	86	108	99

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,200	$2,067	$2,064	$2,045	$1,645
Other short-term borrowings	51	45	69	89	94

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.16%	0.15%	0.17%	0.19%	0.21%
Other short-term borrowings	0.56	0.58	0.52	0.38	0.35
To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding. These sources include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At September 30, 2011, total wholesale funding was $7.6 billion, a decrease from $8.4 billion at December 31, 2010. There are no maturities of Bank obligations until 2012, when debt maturities of $664.9 million are payable.
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
Table 36 — Federal Reserve and FHLB Borrowing Capacity

	September 30,	December 31,
(dollar amounts in billions)	2011	2010
Loans and securities pledged:
Federal Reserve Bank	$10.2	$9.7
FHLB	7.9	7.8

Total loans and securities pledged	$18.1	$17.5

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$9.8	$8.8
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
During the 2011 third quarter, Huntington transferred automobile loans totaling $1.0 billion to a trust in a securitization transaction. The securitization qualified for sale accounting. Net proceeds of $1.0 billion from the transaction will be used for general corporate purposes, including repayment of other long-term debt.
At September 30, 2011, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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
At September 30, 2011, December 31, 2010, and September 30, 2010, the parent company had $0.7 billion, $0.6 billion and $0.9 billion, respectively, in cash and cash equivalents. The decrease from September 30, 2010, primarily reflected the repurchase of our TARP Capital in the 2010 fourth quarter, along with dividend payments on our common and preferred stock, partially offset by the net impact of the equity and debt public offerings. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments over the next 12 months without relying on subsidiaries or capital markets for funding.
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
On October 20, 2011, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share. The dividend is payable on January 3, 2012, to shareholders of record on December 20, 2011. Based on the dividend increase to $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $34.6 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter.
Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2011, without regulatory approval. We do not anticipate that the Bank will need to request regulatory approval to pay dividends in the near future. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for the next 12 months.
We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. The Bank and other subsidiaries fund approximately 90% of pension contributions. There is no required minimum contribution for 2011, although we contributed $50 million in March 2011 and anticipate contributing an additional $40 million in the 2011 fourth quarter. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program “Operation Twist”, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. However, any additional pension contributions are not expected to significantly impact liquidity.
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
Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2011, we had $0.5 billion of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $0.5 billion are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.
We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At September 30, 2011, December 31, 2010, and September 30, 2010, we had commitments to sell residential real estate loans of $673.5 million, $998.7 million, and $1,254.4 million, respectively. These contracts mature in less than one year.
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

The table below reflects activity in the representations and warranties reserve:
Table 37 — Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Reserve for representations and warranties, beginning of period	$24,496	$23,785	$20,170	$18,026	$10,519
Assumed reserve for representations and warranties	—	—	—	—	7,000
Reserve charges	(3,340)	(365)	(270)	(4,242)	(1,787)
Provision for representations and warranties	2,697	1,076	3,885	6,386	2,294

Reserve for representations and warranties, end of period	$23,853	$24,496	$23,785	$20,170	$18,026

Table 38 — Mortgage Loan Repurchase Statistics

	2011			2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Number of loans sold	3,877	3,875	8,933	10,314	6,944

Amount of loans sold (UPB)	$529,722	$512,069	$1,313,994	$1,577,879	$1,043,024

Number of loans repurchased	43	36	15	71	118

Amount of loans repurchased (UPB)	$7,325	$4,755	$2,343	$13,198	$15,356

Number of claims received	96	130	118	105	108

Successful dispute rate (1)	27%	49%	86%	21%	36%

Number of make whole payments	38	8	6	44	19

Amount of make whole payments	$3,392	$445	$560	$3,835	$1,444

(1)	Successful disputes are a percent of close out requests. Process changes in 2011 significantly decreased close out requests inflating this ratio.
Process changes in 2011 increased the number of make whole payment request disputes and significantly decreased close outs of make whole requests. The related reserves were increased to account for the delay in close out requests.
Foreclosure Documentation
Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 4,100 foreclosure cases as of September 30, 2011, in states that require foreclosures to proceed through the courts. We have reviewed and are continuing to review our residential foreclosure process. We have not found any evidence suggesting that any foreclosure by the Bank should not have proceeded. We have and are strengthening our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in those institutions which are the subject of the consent orders between the high volume servicers and their respective federal regulators.
Compliance Risk
Financial institutions are subject to several laws, rules, and regulations emanating at both the federal and state levels. These broad-based mandates include, but are not limited to, expectations on anti-money laundering, lending limits, client privacy, fair lending, community reinvestment, and other important areas. Recently, the volume and complexity of regulatory changes have added to the overall compliance risk. We have invested in various resources to help ensure we meet expectations, and we have a team of compliance experts dedicated to ensuring our conformance. We require training for our colleagues for several broad-based laws and regulations. For example, all of our colleagues are expected to pass courses on anti-money laundering and customer privacy. Those colleagues who are engaged in lending activities must also take training related to flood disaster protection, equal credit opportunity, fair lending, and / or a variety of other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.
Capital
Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. Shareholders’ equity totaled $5.4 billion at September 30, 2011, an increase of $0.4 billion, or 8%, from December 31, 2010, primarily reflecting an increase in retained earnings. We believe our current level of capital is adequate.

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
Capital Adequacy
The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy:
Table 39 — Capital Adequacy

	2011			2010
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Consolidated capital calculations:

Common shareholders’ equity	$5,037	$4,890	$4,676	$4,618	$3,867
Preferred shareholders’ equity	363	363	363	363	1,700

Total shareholders’ equity	5,400	5,253	5,039	4,981	5,567
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(188)	(202)	(215)	(229)	(244)
Other intangible assets deferred tax liability (1)	66	71	75	80	85

Total tangible equity (2)	4,834	4,678	4,455	4,388	4,964
Preferred shareholders’ equity	(363)	(363)	(363)	(363)	(1,700)

Total tangible common equity (2)	$4,471	$4,315	$4,092	$4,025	$3,264

Total assets	$54,979	$53,050	$52,949	$53,820	$53,247
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(188)	(202)	(215)	(229)	(244)
Other intangible assets deferred tax liability (1)	66	71	75	80	85

Total tangible assets (2)	$54,413	$52,475	$52,365	$53,227	$52,644

Tier 1 capital	$5,488	$5,352	$5,179	$5,022	$5,480
Preferred shareholders’ equity	(363)	(363)	(363)	(363)	(1,700)
Trust-preferred securities	(565)	(565)	(570)	(570)	(570)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,510	$4,374	$4,196	$4,039	$3,160

Risk-weighted assets (RWA)	$44,376	$44,080	$43,024	$43,471	$42,759

Tier 1 common equity / RWA ratio (2)	10.17%	9.92%	9.75%	9.29%	7.39%

Tangible equity / tangible asset ratio (2)	8.88	8.91	8.51	8.24	9.43

Tangible common equity / tangible asset ratio (2)	8.22	8.22	7.81	7.56	6.20

Tangible common equity / RWA ratio (2)	10.08	9.79	9.51	9.26	7.63

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

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

Capital continued to strengthen as period-end capital ratios improved compared to December 31, 2010. Our Tier 1 common risk-based ratio improved 88 basis points to 10.17% at September 30, 2011 compared to 9.29% at December 31, 2010. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset.
The Tier 1 common risk-based ratio is the metric that has gained prominence with regulators. The recent international banking Basel III accord sets this ratio minimum at 7.0% with an additional buffer of up to 2.5% for a GSIFI. While we are not a GSIFI, the Dodd-Frank Act requires that any bank with assets over $50.0 billion would be subject to additional scrutiny. U.S. regulators have identified such qualifying banks as SIFIs. With $55 billion in assets at September 30, 2011, we are at the lower range of the SIFI group. Although we do not know at this time how much, if any, our required buffer will be, we believe that our current period-end capital ratios are well positioned.

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
Regulatory capital primarily consists of Tier 1 capital and Tier 2 capital. The sum of Tier 1 capital and Tier 2 capital equals our total risk-based capital. The following table reflects changes and activity to the various components utilized in the calculation of our consolidated Tier 1, Tier 2, and total risk-based capital amounts during the first nine-month period of 2011.
Table 40 — Consolidated Regulatory Capital Activity

	Tier 1 Capital
	Common	Preferred		Disallowed	Disallowed	Total
	Shareholders’	Shareholders’	Qualifying	Goodwill &	Other	Tier 1
(dollar amounts in millions)	Equity (1)	Equity	Core Capital (2)	Intangible assets	Adjustments (net)	Capital

Balance at December 31, 2010	$4,815	$363	$620	$(607)	$(169)	$5,022

Earnings	416	—	—	—	—	416
Changes to disallowed adjustments	—	—	—	39	(13)	26
Dividends	(75)	—	—	—	—	(75)
Repurchase of TARP Capital warrant	(49)	—	—	—	—	(49)
Repurchase of qualifying trust preferred securities	—	—	(5)	—	—	(5)
Disallowance of deferred tax assets	—	—	—	—	142	142
Other	11	—	—	—	—	11

Balance at September 30, 2011	$5,118	$363	$615	$(568)	$(40)	$5,488

	Total risk-based capital
		Qualifying			Total
	Qualifying	Subordinated		Tier 1 Capital	risk-based
	ACL	Debt	Tier 2 Capital	(from above)	capital

Balance at December 31, 2010	$552	$711	$1,263	$5,022	$6,285

Change in qualifying subordinated debt	—	(56)	(56)	—	(56)
Change in qualifying ACL	9	—	9	—	9
Changes to Tier 1 Capital (see above)	—	—	—	466	466

Balance at September 30, 2011	$561	$655	$1,216	$5,488	$6,704

(1)	Excludes accumulated other comprehensive income and minority interest.

(2)	Includes minority interest.

The following table presents our regulatory capital ratios at both the consolidated and Bank levels for each of the past five quarters:
Table 41 — Regulatory Capital Ratios

		2011			2010
		September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets (in millions)	Consolidated	$44,376	$44,080	$43,024	$43,471	$42,759
	Bank	44,242	43,907	42,750	43,281	42,503
Tier 1 leverage ratio	Consolidated	10.24%	10.25%	9.80%	9.41%	10.54%
	Bank	7.79	7.62	7.23	6.97	6.85
Tier 1 risk-based capital ratio	Consolidated	12.37	12.14	12.04	11.55	12.82
	Bank	9.40	9.01	8.87	8.51	8.28
Total risk-based capital ratio	Consolidated	15.11	14.89	14.85	14.46	15.08
	Bank	13.54	13.17	13.11	12.82	12.69
The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2010 primarily reflected earnings from the first nine-month period of 2011 and a reduction in the disallowed deferred tax asset, partially offset by an increase in risk-weighted assets and the negative impact related to the payment of dividends and the repurchase of the TARP warrants.
At September 30, 2011, our Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized were $2.8 billion and $2.3 billion, respectively. The Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered Well-capitalized of $1.5 billion and $1.6 billion, respectively, at September 30, 2011.
Other Capital Matters
On October 20, 2011, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in January 2012. A $0.04 per common share cash dividend was also declared on July 21, 2011. The $0.04 cash dividend per common share represented an increase from a cash dividend of $0.01 per common share that had been declared for several quarters prior to these declarations.
On October 20, 2011, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable January 17, 2012, to share holders of record on January 1, 2012.
We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.
During the 2012 first quarter, we will be participating, for the first time, in the Federal Reserve’s Comprehensive Capital Analysis and Review (CCAR). The Federal Reserve will evaluate our capital plan based on our risk profile and the strength of our internal capital assessment process under regulatory capital standards currently applicable and in accordance with our plans to address proposed revisions to the regulatory capital framework as set forth in Basel III and relevant provisions of the Dodd-Frank Act. The Federal Reserve’s evaluation will take into consideration any capital distribution plans, such as plans to increase common stock dividends or to reinstate common stock repurchase programs.

BUSINESS SEGMENT DISCUSSION
Overview
We have four major business segments: Retail and Business Banking; Regional and Commercial Banking; Automobile Finance and Commercial Real Estate; and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function also includes our insurance business and other unallocated assets, liabilities, revenue, and expenses. While this section reviews financial performance from a business segment perspective, it should be read in conjunction with the Discussion of Results of Operations, Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.
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
Optimal Customer Relationship (OCR)
Our OCR initiative is a cross-business segment strategy designed to increase overall customer profitability and retention by deepening product and service penetration. We believe this can be accomplished by taking our broad array of services and products and delivering them through a rigorous and disciplined sales management process that is consistent across all business segments and regions. It is also supported by robust sales and cross-referral technology.
OCR was introduced in late 2009. To date much of the effort has been spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. This quarter, we are introducing OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics.
Consumer OCR Performance
For consumer OCR performance there are three key performance metrics: (1) the number of checking account households, (2) the number of services penetration per consumer checking account household, and (3) the revenue generated.
The growth in consumer checking account number of households is a result of both new sales of checking accounts and improved retention of existing checking account households. The overall objective is to grow the number of households, along with an increase in product penetration.
We use the checking account since it typically represents the primary banking relationship product. Further, in our definition of a checking account household, we only count a product or service once. We believe this is a better metric in that consumer behavior and loyalty are driven more by the variety of products used rather than just the number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing two services is viewed to be more profitable and loyal, even though it has a smaller number of accounts. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services.

The following table presents consumer checking account household OCR metrics:
Table 42 — Consumer Checking Household OCR Cross-sell Report

	2011			2010
	Third	Second	First	Fourth	Third
Number of households	1,073,708	1,042,424	1,015,951	993,272	980,167
Product Penetration by Number of Services
1 Service	4.4%	4.5%	4.9%	5.3%	5.5%
2-3 Services	22.8	24.2	24.6	25.3	26.0
4+ Services	72.8	71.3	70.5	69.4	68.5

Total revenue (in millions)	$251.9	$260.0	$248.6	$240.3	$239.6

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and more recently the launch of Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with over four products at the end of the 2011 third quarter was 72.8%, up from 69.4% at the end of last year. For the first nine-month period of 2011, consumer checking account households grew at a 10.8% annualized rate, up from an annualized 6.8% in 2010. Total consumer checking account household revenue in the 2011 third quarter was $251.9 million, down $8.1 million, or 3%, from the 2011 second quarter. This was primarily driven by a decline in the FTP related net interest income on average deposits and lower average balances of core certificates of deposit. Total consumer checking account household revenue was up $12.3 million, or 5%, from the year-ago quarter.
Commercial OCR Performance
For commercial OCR performance there are three key performance metrics: (1) the number of commercial relationships, (2) the number of services penetration per commercial relationship, and (3) the revenue generated.
The growth in the number of commercial relationships is a result of both new sales of checking accounts and improved retention of existing commercial accounts. The overall objective is to grow the number of relationships, along with an increase in product service distribution.
The commercial relationship is defined as a business banking or commercial banking customer with a checking account relationship. We use this metric because we believe that the checking account anchors a business relationship and creates the opportunity to increase our cross-sell.
The following table presents commercial relationship OCR metrics:
Table 43 — Commercial Relationship OCR Cross-sell Report

	2011			2010
	Third	Second	First	Fourth	Third
Commercial Relationships	135,826	133,165	130,240	127,596	126,569
Product Penetration by Number of Services
1 Service	29.7%	30.7%	32.1%	32.9%	33.8%
2-3 Services	41.1	42.6	42.5	42.9	43.1
4+ Services	29.2	26.7	25.4	24.2	23.1

Total revenue (in millions)	$175.5	$166.6	$157.7	$160.8	$151.9

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with over four products at the end of the 2011 third quarter was 29.2%, up from 24.2% at the end of last year. For the first nine-month period of 2011, commercial relationships grew at a 8.6% annualized rate. Total commercial relationship revenue in the 2011 third quarter was $175.5 million, up $8.9 million, or 5%, from the 2011 second quarter, and $23.6 million, or 16%, higher than the year-ago quarter.
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
Treasury / Other
The Treasury / Other function includes revenue and expense related to our insurance business, and assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.
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
Net Income by Business Segment
We reported net income of $415.8 million during the first nine-month period of 2011. This compared with net income of $189.4 million during the first nine-month period of 2010. The segregation of net income by business segment for the first nine-month period of 2011 and 2010 is presented in the following table:
Table 44 — Net Income by Business Segment

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2011	2010
Retail and Business Banking	$139,245	$76,393
Regional and Commercial Banking	69,744	41,138
AFCRE	151,968	(7,060)
WGH	18,115	38,764
Treasury/Other	36,683	40,212

Total net income	$415,755	$189,447

Average Loans/Leases and Deposits by Business Segment
The segregation of total average loans and leases and total average deposits by business segment for the first nine-month period of 2011, is presented in the following table:
Table 45 — Average Loans/Leases and Deposits by Business Segment

	Nine Months Ended September 30, 2011
		Regional and
	Retail and	Commercial			Treasury /
(dollar amounts in millions)	Business Banking	Banking	AFCRE	WGH	Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,039	$7,763	$1,739	$765	$81	$13,387
Commercial real estate	442	347	5,325	174	—	6,288

Total commercial	3,481	8,110	7,064	939	81	19,675
Automobile	—	—	5,957	—	1	5,958
Home equity	7,043	12	1	791	22	7,869
Residential mortgage	1,032	5	—	3,566	4	4,607
Other consumer	397	5	128	42	(33)	539

Total consumer	8,472	22	6,086	4,399	(6)	18,973

Total loans and leases	$11,953	$8,132	$13,150	$5,338	$75	$38,648

Average Deposits
Demand deposits — noninterest-bearing	$3,748	$2,059	$421	$1,565	$165	$7,958
Demand deposits — interest-bearing	4,459	94	44	897	5	5,499
Money market deposits	7,923	1,273	248	3,784	2	13,230
Savings and other domestic deposits	4,579	13	13	140	(1)	4,744
Core certificates of deposit	7,835	28	3	146	5	8,017

Total core deposits	28,544	3,467	729	6,532	176	39,448
Other deposits	190	217	53	1,171	655	2,286

Total deposits	$28,734	$3,684	$782	$7,703	$831	$41,734

Retail and Business Banking
Table 46 — Key Performance Indicators for Retail and Business Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$702,666	$637,863	$64,803	10%
Provision for credit losses	94,825	150,320	(55,495)	(37)
Noninterest income	311,598	300,444	11,154	4
Noninterest expense	705,216	670,458	34,758	5
Provision for income taxes	74,978	41,136	33,842	82

Net income	$139,245	$76,393	$62,852	82%

Number of employees (full-time equivalent)	5,649	5,421	228	4%

Total average assets (in millions)	$13,345	$13,165	$180	1
Total average loans/leases (in millions)	11,953	11,801	152	1
Total average deposits (in millions)	28,734	28,615	119	—
Net interest margin	3.25%	2.96%	0.29	10
NCOs	$125,360	$239,083	$(113,723)	(48)
NCOs as a % of average loans and leases	1.40%	2.70%	(1.30)	(48)
Return on average common equity	13.1	7.1	6.0	85
eop — End of Period.
2011 First Nine Months vs. 2010 First Nine Months
Retail and Business Banking reported net income of $139.2 million for the first nine-month period of 2011. This was an increase of $62.9 million, or 82%, compared with the year-ago period.
Results for the current year continued to be positively impacted by an increase in the number of households and improved product penetration, along with loan and deposit balance growth, plus deposit spread management. The household and relationship growth for both consumer and small business customers has come from an increase in direct mail and media, plus improvements in sales execution. The retail deposit strategy is focused on increased checking balances and improved deposit margin on the remaining deposit portfolio through reductions in CD balances and increased money market and savings balances. This strategy has improved deposit spreads by 27 basis points when compared to the year-ago period. Provision for credit losses for the first nine-month period was lower than the year-ago period as loan credit quality benefitted from aggressive account management and disciplined centralized underwriting both in consumer and small business. Finally, loan balances are up 1% over the year-ago period even though $187 million of SBA loans were sold during 2011. The loan portfolio has also had a 10 basis point improvement in the portfolio spread.
The increase in net income reflected a combination of factors including:
•	$64.8 million, or 10%, increase in net interest income.
•	$55.5 million, or 37%, decline in the provision of credit losses.
Partially offset by:
•	$34.8 million, or 5%, increase in noninterest expense.
The increase in net interest income from the year-ago period reflected:
•	$0.2 billion, or 1%, increase in total average loans and leases.
•	27 basis point increase in our deposit spread.

Partially offset by:
•	$9.9 million of lower equity funding related to lower rate environment.
The increase in total average loans and leases from the year-ago period reflected:
•	$266 million, or 4%, increase in the consumer portfolio.
•	$102 million, or 3%, increase in our C&I (Business Banking) portfolio.
Partially offset by:
•	$149 million, or 13%, decrease in the residential portfolio reflecting the continued strategy of originating residential real estate for sale and not to hold in the portfolio.
•	$143 million increase in sales of SBA loans involving $13.7 million in additional gains.
•	$95 million, or 18%, decrease in the CRE portfolio reflecting our commitment to reduce exposure to CRE loans.
The increase in total average deposits from the year-ago period reflected:
•	$0.6 billion, or 8%, increase in money market deposits.
•	$0.5 billion, or 16%, increase in noninterest-bearing demand deposits.
•	$0.3 billion, or 7%, increase in interest-bearing demand deposits.
Partially offset by:
•	$1.3 billion, or 15% decrease in core certificates of deposit.
The decrease in the provision for credit losses from the year-ago period reflected:
•	$92.2 million, or 49%, decrease in consumer NCOs and a $21.6 million, or 42%, decrease in commercial NCOs. Expressed as an annualized percentage of related average balance, total NCOs decreased to 1.40% in the first nine-month period of 2011 from 2.70% in the year-ago period. The overall decline in NCOs was the result of improved credit quality of the portfolio.
The increase in noninterest income from the year-ago period reflected:
•	$24.9 million, or 122%, increase in other income, which is primarily related to gains on sale of SBA loans and loan fees.
•	$11.7 million, or 15%, increase in electronic banking income, which reflected higher activation rates on new and existing cards coupled with higher transaction volumes.
•	$2.5 million, or 6%, increase in fee sharing income due to an increase in brokerage income driven by increased sales in structured investment products.
Partially offset by:
•	$28.5 million, or 17%, decrease in deposit service charge income due to an amendment to Reg E relating to certain overdraft fees and the launch of Huntington’s 24-Hour Grace® feature on all consumer checking accounts in September 2010.

The increase in noninterest expense from the year-ago period reflected:
•	$20.0 million, or 10%, increase in personnel costs, which represent a 4% increase in full-time equivalent employees in support of strategic initiatives, such as the introduction of the in-store branches during the 2010 fourth quarter and the first nine-month period of 2011, as well as expanded Saturday hours in traditional branches.
•	$6.7 million, or 2%, increase in other expenses, primarily due to a $4.0 million increase in services expense related to the increase in debit card processes and conversion expenses, $3.7 million increase in Building and Equipment associated with the rebrand and refurbishment effort of the branch and ATM network, and a $3.3 million increase in FDIC expense due to higher balances. This was offset by a $2.9 million decrease in OREO loss expenses.
•	$8.1 million, or 20%, increase in marketing expenses, which primarily reflected a greater focus on direct mail and advertising. Our brand advertising did not start until June 2010; therefore 2011 is a more normalized run rate.

Regional and Commercial Banking
Table 47 — Key Performance Indicators for Regional and Commercial Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$178,787	$155,686	$23,101	15%
Provision for credit losses	23,957	57,607	(33,650)	(58)
Noninterest income	94,657	80,667	13,990	17
Noninterest expense	142,189	115,457	26,732	23
Provision for income taxes	37,554	22,151	15,403	70

Net income	$69,744	$41,138	$28,606	70%

Number of employees (full-time equivalent)	662	516	146	28%

Total average assets (in millions)	$9,062	$8,127	$935	12
Total average loans/leases (in millions)	8,132	7,333	799	11
Total average deposits (in millions)	3,684	3,074	610	20
Net interest margin	2.95%	2.83%	0.12	4
NCOs	$38,619	$28,415	$10,204	36
NCOs as a % of average loans and leases	0.63%	0.52%	0.11	21
Return on average common equity	13.2	8.2	5.0	61
2011 First Nine Months vs. 2010 First Nine Months
Regional and Commercial Banking reported net income of $69.7 million for the first nine-month period of 2011. This was an increase of $28.6 million, or 70%, compared with the year-ago period.
Contributing to the increase in net income was growth in both net interest income and noninterest income due to the successful execution of our strategic initiatives. In addition, current year results continue to reflect significant improvement in provision for credit losses, resulting from the proactive treatment of problem credits and an improved credit environment.
Significant investments have been made in our sales process, which entails robust customer relationship planning, as well as a renewed investment in technology, including a referral tracking system and new customer relationship management system. These investments have resulted in a 28% increase in loan originations in the first nine-month period of 2011 compared to the year-ago period. Additionally, the Commercial Relationship Manager sales teams were focused on the importance of deposit relationships as well as partnering with Treasury Management to deliver customer-focused liquidity management solutions.
The increase in net income reflected a combination of factors including:
•	$23.1 million, or 15%, increase in net interest income.
•	$14.0 million, or 17%, increase in noninterest income.
•	$33.7 million, or 58%, decline in the provision of credit losses.
Partially offset by:
•	$26.7 million, or 23%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:
•	$0.8 billion, or 11%, increase in total average loans and leases.
•	$0.7 billion, or 24%, increase in average core deposits.
•	12 basis point increase in the net interest margin due to a 46 basis point increase in the commercial loan spread. The commercial loan spread increase reflected lower cost of funds on our renewals. In addition, as the liquidity position of the Bank improved in 2010, the liquidity premium was lowered for new and renewed loans.
The increase in total average loans and leases from the year-ago period reflected:
•	$0.4 billion, or 10%, increase in the core middle market loan portfolio average balance. The majority of this growth was due to marketing efforts and community development within our Michigan and Cleveland markets.
•	$0.4 billion, or 62%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.
•	$0.2 billion, or 20%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications.
The increase in total average deposits from the year-ago period reflected:
•	$0.7 billion, or 24%, increase in average core deposits reflected a $0.5 billion increase in average money market deposits.
•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.
•	Targeted money market promotions and sales campaigns for loans and other products. They served as an effective “door opener” to drive success in ultimately obtaining operating accounts supported with treasury management solutions to promote customer retention.
•	Best practices from each region were shared and institutionalized.
•	A money desk was created to assist commercial bankers with tailored solutions for customers having large dollar depository needs. This additional support and expertise provided additional value and helped our bankers win relationships and encouraged their expanded prospecting efforts.
The decrease in the provision for credit losses from the year-ago period reflected:
•	Improved credit quality of the portfolio.
Partially offset by:
•	$10.2 million increase in NCOs. Expressed as a percentage of related average balance, NCOs increased to 0.63% in the first nine-month period of 2011 from 0.52% in the year-ago period. The increase in NCOs was the result of proactive treatment of problem credits in the portfolio.
The increase in noninterest income from the year-ago period reflected:
•	$13.7 million, or 35%, increase in other income resulting primarily from increased sales of customer interest rate derivatives.
•	$4.4 million, or 216%, increase in brokerage income primarily due to the transfer of our institutional sales business to our business segment from WGH during the nine-month period of 2011.
•	$3.4 million, or 85%, increase in capital markets income resulting from strategic investments made over the last year in these types of products and services.
Partially offset by:
•	$2.1 million, or 6%, decrease in deposit service charge income resulting primarily from completed strategic exits.
•	$1.9 million, or 46%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

The increase in noninterest expense from the year-ago period reflected:
•	$22.0 million, or 48%, increase in personnel costs, which represent a 28% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.
•	$6.1 million, or 9%, increase in other expenses, which reflect expanded marketing efforts and community development.
Partially offset by:
•	$1.4 million, or 42%, decrease in operating lease expense.

Automobile Finance and Commercial Real Estate
Table 48 — Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$271,510	$247,319	$24,191	10%
Provision for credit losses	(30,050)	202,440	(232,490)	115
Noninterest income	57,886	58,625	(739)	(1)
Noninterest expense	125,649	114,366	11,283	10
Provision (benefit) for income taxes	81,829	(3,802)	85,631	N.R.

Net income (loss)	$151,968	$(7,060)	$159,028	N.R. %

Number of employees (full-time equivalent)	273	267	6	2%

Total average assets (in millions)	$13,157	$12,803	$354	3
Total average loans/leases (in millions)	13,150	12,931	219	2
Total average deposits (in millions)	782	673	109	16
Net interest margin	2.70%	2.50%	0.20	8
NCOs	$124,877	$291,565	$(166,688)	(57)
NCOs as a % of average loans and leases	1.27%	3.01%	(1.74)	(58)
Return on average common equity	29.3	(1.1)	30.4	N.R.
N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.
2011 First Nine Months vs. 2010 First Nine Months
AFCRE reported net income of $152.0 million for the first nine-month period of 2011. This was an increase of $159.0 million compared with the year-ago period.
Results for the current year continued to be significantly and positively impacted by lower provisions for credit losses due to reductions in required reserve levels as the underlying credit quality of the portfolios continued to improve and / or stabilize. This was in contrast to the year-ago period, which included higher provisions for credit losses in order to increase reserves due to economic and CRE-related weaknesses in our markets. Also contributing to the increase in net income was growth in net interest income. This primarily reflected the benefit of a higher net interest margin due to improved risk-based pricing. Growth in average total loans and leases reflected the positive impact of an increase in auto finance loan production, which is on pace to exceed the record production levels reached in 2010, partially offset by the planned continued reduction in our CRE exposure.
The increase in net income reflected a combination of factors including:
•	$24.2 million, or 10%, increase in net interest income.
•	$232.5 million, or 115%, decline in the provision of credit losses.
Partially offset by:
•	$11.3 million, or 10%, increase in noninterest expense.
The increase in net interest income from the year-ago period reflected:
•	20 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals as well as new business originated.
•	$0.2 billion, or 2%, increase in total average loans and leases.

The increase in total average loans and leases from the year-ago period reflected:
•	$1.3 billion, or 27%, increase in the average consumer automobile portfolio. This increase resulted from continued strong origination levels. Total production for the first nine months of 2011 was $2.8 billion compared to $2.6 billion for the year-ago period. Contributing to this increase was the positive impact of our expansion into eastern Pennsylvania and New England.
Partially offset by:
•	$1.0 billion, or 13%, decrease in our average commercial portfolio. This decrease primarily reflected a $1.1 billion decrease in CRE loans offset, in part, by a $0.3 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio.
The increase in total average deposits from the year-ago period reflected:
•	$92 million, or 14%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects as well as new commercial automobile dealer relationships developed in 2010 and 2011.
The decrease in the provision for credit losses from the year-ago period reflected:
•	$157.3 million, or 58%, decrease in commercial NCOs. Expressed as a percentage of related average balances, commercial NCO’s decreased to 1.27% in the first nine months of 2011 from 3.01% in the year-ago period.
•	$8.7 million, or 45%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.24% in the first nine months of 2011 compared to 0.56% in the year-ago period. This decrease reflected our consistent focus on high credit quality of originations combined with a very strong resale market for used vehicles.
•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $255 million at September 30, 2011, down 50% compared to September 30, 2010.
The decrease in noninterest income from the year-ago period reflected:
•	$13.5 million, or 38%, decrease in operating lease income resulting from the continued runoff of that portfolio as we exited that business at the end of 2008.
Partially offset by:
•	$12.4 million, or 59%, increase in other income which reflected a $15.5 million gain on securitization and sale of $1.0 billion of indirect auto loans, partially offset by a $3.1 million decrease in net gains resulting from valuation adjustments of certain loans and associated notes payable that are recorded at fair value.
The increase in noninterest expense from the year-ago period reflected:
•	$19.0 million, or 28%, increase in other expenses, primarily reflecting a $15.8 million increase in allocated costs associated with higher production and other activity levels. In addition, other expense in the year-ago period was reduced by $3.7 million of OREO-related gains. There were no comparable OREO gains in the current nine-month period.
•	$4.6 million, or 26%, increase in personnel costs, which primarily related to higher origination related activities, including automobile lending market expansion and additions to the CRE team to support our core CRE customers.
Partially offset by:
•	$12.2 million, or 42%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

Wealth Advisors, Government Finance, and Home Lending
Table 49 — Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2011	2010	Amount	Percent
Net interest income	$145,614	$120,511	$25,103	21%
Provision for credit losses	40,036	45,700	(5,664)	(12)
Noninterest income	187,443	246,704	(59,261)	(24)
Noninterest expense	265,151	261,876	3,275	1
Provision for income taxes	9,755	20,875	(11,120)	(53)

Net income	$18,115	$38,764	$(20,649)	(53)%

Number of employees (full-time equivalent)	2,041	2,223	(182)	(8)%

Total average assets (in millions)	$6,633	$6,161	$472	8
Total average loans/leases (in millions)	5,338	4,752	586	12
Total average deposits (in millions)	7,703	6,874	829	12
Net interest margin	2.17%	2.22%	(0.05)	(2)
NCOs	$48,002	$51,789	$(3,787)	(7)
NCOs as a % of average loans and leases	1.20%	1.45%	(0.25)	(17)
Return on average common equity	3.6	8.7	(5.1)	(59)
Mortgage banking origination volume (in millions)	$2,797	$3,649	$(852)	(23)
Noninterest income shared with other business segments(1)	$31,295	$31,363	$(68)	—
Total assets under management (in billions) — eop	14.4	13.6	0.8	6
Total trust assets (in billions) — eop	58.6	58.9	(0.3)	(1)

(1)	Amount is not included in noninterest income reported above.

eop — End of Period.
2011 First Nine Months vs. 2010 First Nine Months
WGH reported net income of $18.1 million for the first nine-month period of 2011. This was a decrease of $20.7 million, or 53%, compared with the year-ago period.
Results for the current year were impacted by a decrease in mortgage banking revenue which reflected a decline in originations and the impact of net MSR activity. The other businesses within the WGH segment experienced significant growth, with increased revenues for the nine-month period in 2011 when compared to the year-ago period. As a result of improved credit quality in the portfolio, NCO activity has decreased in 2011 when compared to the same period in 2010. A focus on structured investment sales increased brokerage commissions and, despite market value declines in assets under management in the third quarter of 2011, trust income increased in the first nine-month period of 2011 when compared to the year-ago period.
The decrease in net income reflected a combination of factors including:
•	$59.3 million, or 24%, decrease in noninterest income.
Partially offset by:
•	$25.1 million, or 21%, increase in net interest income.
•	$5.7 million, or 12%, decrease in the provision for credit losses.

The increase in net interest income from the year-ago period reflected:
•	$0.6 billion, or 12%, increase in average total loans and leases.
•	$0.8 billion, or 12%, increase in average total deposits.
Partially offset by:
•	5 basis point decrease in the net interest margin.
The increase in total average loans and leases from the year-ago period reflected:
•	$0.5 billion, or 15%, increase in the residential mortgage portfolio driven by historically low interest rates.
The increase in average total deposits from the year-ago period reflected:
•	$0.9 billion, or 30%, increase in money market deposits.
Partially offset by:
•	$0.4 billion, or 32%, decrease in interest-bearing demand deposits.
The decrease in the provision for credit losses from the year-ago period reflected:
•	$3.8 million, or 7%, decrease in NCOs. Expressed as an annualized percentage of related average balance, NCOs decreased to 1.20% in the first nine-month period of 2011 from 1.45% in the year-ago period. The overall decline in NCOs was the result of improved credit quality of the portfolio.
The decrease in noninterest income from the year-ago period reflected:
•	$64.6 million, or 60%, decrease in mortgage banking income due primarily to a $46.2 million decline in the net impact of MSR hedging.
•	$1.7 million, or 19%, decrease in insurance-related income which reflected lower sales of wealth transfer products in 2011.
Partially offset by:
•	$7.4 million, or 9%, increase in trust service income reflecting a $0.8 billion increase in assets under management and growth in new accounts.
•	$2.9 million, or 9%, increase in brokerage income. Brokerage commissions increased $8.3 million, or 18%. The increase in retail brokerage commissions reflected improved sales of structured investment products. Institutional brokerage was transferred to the Commercial segment and the amount reported in WGH declined by $3.0 million. The first nine-month period of 2011 also included $2.4 million of higher commissions shared with other segments.
The increase in noninterest expense from the year-ago period reflected:
•	$8.1 million, or 6%, increase in personnel costs, which reflected higher benefit-related expenses as well as higher sales commissions.
Partially offset by:
•	$4.8 million, or 4%, decrease in other expenses, which reflected primarily lower expenses allocated from other segments.

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

Franklin-Related Impacts
NCOS
The following table reflects the Franklin-related impact to NCOs for the first nine-month periods of 2011 and 2010:
Table 50 — Year to Date Net Charge-off Analysis — Franklin-Related Impact

	Nine Months Ended
	September 30,
(dollar amounts in millions)	2011	2010
Total home equity net charge-offs (recoveries):
Franklin	$—	$20.7
Non-Franklin	78.4	89.5

Total	$78.4	$110.2

Total home equity net charge-offs — annualized percentages:
Total	1.33%	1.95%
Non-Franklin	1.33	1.59

Total residential mortgage net charge-offs (recoveries):
Franklin	$(2.5)	$75.7
Non-Franklin	49.4	50.4

Total	$46.9	$126.1

Total residential mortgage net charge-offs — annualized percentages:
Total	1.36%	3.74%
Non-Franklin	1.43	1.58

Total consumer net charge-offs (recoveries):
Franklin	$(2.5)	$96.6
Non-Franklin	157.2	179.1

Total	$154.7	$275.7

Total consumer net charge-offs — annualized percentages:
Total	1.09%	2.11%
Non-Franklin	1.11	1.39

Total net charge-offs (recoveries):
Franklin	$(2.5)	$91.5
Non-Franklin	355.7	610.7

Total	$353.2	$702.2

Total net charge-offs — annualized percentages:
Total	1.22%	2.52%
Non-Franklin	1.23	2.21

Item 1:	Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2011	2010
(dollar amounts in thousands, except number of shares)	September 30,	December 31,	September 30,
Assets
Cash and due from banks	$2,190,276	$847,888	$1,139,226
Interest-bearing deposits in banks	105,454	135,038	274,240
Trading account securities	85,711	185,404	138,677
Loans held for sale (includes $331,883, $754,117 and $699,001 respectively, measured at fair value) (1)	334,606	793,285	744,439
Available-for-sale and other securities	8,713,530	9,895,244	9,723,558
Held-to-maturity securities	658,250	—	—
Loans and leases (includes $344,529, $522,717 and $590,223 respectively, measured at fair value) (2)	39,011,894	38,106,507	37,500,587
Allowance for loan and lease losses	(1,019,710)	(1,249,008)	(1,336,352)

Net loans and leases	37,992,184	36,857,499	36,164,235

Bank owned life insurance	1,494,251	1,458,224	1,450,335
Premises and equipment	543,324	491,602	489,349
Goodwill	444,268	444,268	444,268
Other intangible assets	188,477	228,620	243,666
Accrued income and other assets	2,228,376	2,482,570	2,434,783

Total assets	$54,978,707	$53,819,642	$53,246,776

Liabilities and shareholders’ equity
Liabilities
Deposits	$43,219,727	$41,853,898	$41,072,371
Short-term borrowings	2,224,986	2,040,732	1,859,134
Federal Home Loan Bank advances	14,157	172,519	23,643
Other long-term debt (includes $173,045, $356,089 and $422,294 respectively, measured at fair value) (2)	1,421,518	2,144,092	2,393,071
Subordinated notes	1,537,293	1,497,216	1,202,568
Accrued expenses and other liabilities	1,160,547	1,130,643	1,128,586

Total liabilities	49,578,228	48,839,100	47,679,373

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
5.00% Series B Non-voting, Cumulative Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	—	—	1,337,749
8.50% Series A Non-cumulative Perpetual Convertible Preferred Stock, par value of $0.01 and liquidation value per share of $1,000	362,507	362,507	362,507
Common stock	8,652	8,642	7,180
Capital surplus	7,594,090	7,630,093	6,743,724
Less treasury shares, at cost	(10,161)	(8,771)	(8,969)
Accumulated other comprehensive loss	(80,404)	(197,496)	(28,396)
Retained (deficit) earnings	(2,474,205)	(2,814,433)	(2,846,392)

Total shareholders’ equity	5,400,479	4,980,542	5,567,403

Total liabilities and shareholders’ equity	$54,978,707	$53,819,642	$53,246,776

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000	1,500,000,000
Common shares issued	865,204,511	864,195,369	718,015,276
Common shares outstanding	864,074,883	863,319,435	717,132,197
Treasury shares outstanding	1,129,628	875,934	883,079
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	362,507	362,507	1,760,578

(1)	Amounts represent loans for which Huntington has elected the fair value option.

(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option.
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2011	2010	2011	2010
Interest and fee income
Loans and leases
Taxable	$430,032	$458,792	$1,292,259	$1,405,181
Tax-exempt	2,756	1,806	8,487	3,821
Available-for-sale and other securities
Taxable	47,947	61,438	160,201	180,039
Tax-exempt	2,321	2,725	7,517	8,675
Held-to-maturity securities — taxable	5,059	—	6,346	—
Other	2,881	9,908	10,200	19,385

Total interest income	490,996	534,669	1,485,010	1,617,101

Interest expense
Deposits	64,985	103,380	209,085	346,504
Short-term borrowings	932	945	2,737	1,936
Federal Home Loan Bank advances	234	601	669	2,848
Subordinated notes and other long-term debt	18,367	19,781	58,374	62,302

Total interest expense	84,518	124,707	270,865	413,590

Net interest income	406,478	409,962	1,214,145	1,203,511
Provision for credit losses	43,586	119,160	128,768	547,574

Net interest income after provision for credit losses	362,892	290,802	1,085,377	655,937

Service charges on deposit accounts	65,184	65,932	180,183	211,205
Mortgage banking income	12,791	52,045	59,310	122,613
Trust services income	29,473	26,997	90,607	83,161
Electronic banking income	32,714	28,090	93,228	81,334
Insurance income	17,220	19,801	51,564	56,735
Brokerage income	20,349	16,575	61,679	51,901
Bank owned life insurance income	15,644	14,091	48,065	44,953
Automobile operating lease income	5,890	11,356	22,044	35,501
Net gains on sales of investment securities	14	2,421	5,908	11,831
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	(5,726)	27,775	5,368	24,568
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	4,362	(30,492)	(11,079)	(36,570)

Net impairment losses on investment securities	(1,364)	(2,717)	(5,711)	(12,002)
Other income	60,644	32,552	144,394	90,406

Total noninterest income	258,559	267,143	751,271	777,638

Personnel costs	226,835	208,272	664,433	586,789
Outside data processing and other services	49,602	38,553	133,773	118,305
Net occupancy	26,967	26,718	82,288	81,192
Deposit and other insurance expense	17,492	23,406	59,211	74,228
Professional services	20,281	20,672	53,826	67,757
Equipment	22,262	21,651	66,660	63,860
Marketing	22,251	20,921	59,248	49,756
Amortization of intangibles	13,387	15,145	40,143	45,432
OREO and foreclosure expense	4,668	12,047	12,997	28,547
Automobile operating lease expense	4,386	9,159	16,656	28,892
Other expense	30,987	30,765	108,991	94,455

Total noninterest expense	439,118	427,309	1,298,226	1,239,213

Income before income taxes	182,333	130,636	538,422	194,362
Provision for income taxes	38,942	29,690	122,667	4,915

Net income	143,391	100,946	415,755	189,447
Dividends on preferred shares	7,703	29,495	23,110	88,278

Net income applicable to common shares	$135,688	$71,451	$392,645	$101,169

Average common shares — basic	863,911	716,911	863,542	716,604
Average common shares — diluted	867,633	719,567	867,446	719,182
Per common share:
Net income — basic	$0.16	$0.10	$0.45	$0.14
Net income — diluted	0.16	0.10	0.45	0.14
Cash dividends declared	0.04	0.01	0.06	0.03
See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

										Accumulated
	Preferred Stock									Other	Retained
	Series B		Series A		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
(All amounts in thousands, except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Nine Months Ended September 30, 2010
Balance, beginning of period	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,980										(4,249)	(3,462)	(7,711)

Balance, beginning of period — as adjusted	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	(161,234)	$(2,925,488)	$5,328,291
Comprehensive Income:
Net income											189,447	189,447
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold										23,771		23,771
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										88,428		88,428
Unrealized gains (losses) on cash flow hedging derivatives										17,141		17,141
Change in accumulated unrealized losses for pension and other post- retirement obligations										3,498		3,498

Total comprehensive income												322,285
Issuance of common stock					537	5	2,264					2,269
Preferred Series B stock discount accretion		12,741									(12,741)	—
Cash dividends declared:
Common ($0.03 per share)											(21,505)	(21,505)
Preferred Series B ($37.50 per share)											(52,427)	(52,427)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Recognition of the fair value of share-based compensation						3	11,410					11,413
Other share-based compensation activity					737	5	457				(525)	(63)
Other							(2,203)	97	2,496		(43)	250

Balance, end of period	1,398	$1,337,749	363	$362,507	718,015	$7,180	$6,743,724	(883)	$(8,969)	$(28,396)	$(2,846,392)	$5,567,403

Nine Months Ended September 30, 2011
Balance, beginning of period	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Comprehensive Income:
Net income											415,755	415,755
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold										7,201		7,201
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										85,906		85,906
Unrealized gains (losses) on cash flow hedging derivatives										16,183		16,183
Change in accumulated unrealized losses for pension and other post- retirement obligations										7,802		7,802
Total comprehensive income												532,847
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.06 per share)											(51,869)	(51,869)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Recognition of the fair value of share-based compensation							13,986					13,986
Other share-based compensation activity					1,010	10	(552)				(279)	(821)
Other							(337)	(254)	(1,390)		(269)	(1,996)

Balance, end of period	—	$—	363	$362,507	865,205	$8,652	$7,594,090	(1,130)	$(10,161)	$(80,404)	$(2,474,205)	$5,400,479

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2011	2010
Operating activities
Net income	$415,755	$189,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	128,768	547,574
Depreciation and amortization	213,084	209,070
Change in current and deferred income taxes	54,280	175,715
Net sales (purchases) of trading account securities	99,693	(55,020)
Originations of loans held for sale	(1,697,186)	(2,468,265)
Principal payments on and proceeds from loans held for sale	2,121,284	2,213,303
Securities (gains) losses	(197)	171
Other, net	51,233	54,121

Net cash provided by (used for) operating activities	1,386,714	866,116

Investing activities
Increase (decrease) in interest bearing deposits in banks	45,052	22,754
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,596,552	2,639,403
Maturities of held-to-maturity securities	14,238	—
Sales of available-for-sale and other securities	2,804,769	3,120,777
Purchases of available-for-sale and other securities	(3,578,931)	(6,610,248)
Purchases of held-to-maturity securities	(204,188)	—
Net proceeds from sales of loans	1,493,056	685,592
Net loan and lease activity, excluding sales	(2,725,678)	(1,744,418)
Proceeds from sale of operating lease assets	50,461	17,585
Purchases of premises and equipment	(102,431)	(45,951)
Proceeds from sales of other real estate	48,901	78,073
Other, net	(59,763)	1,917

Net cash provided by (used for) investing activities	(617,962)	(1,834,516)

Financing activities
Increase (decrease) in deposits	1,358,146	563,474
Increase (decrease) in short-term borrowings	193,901	893,501
Maturity/redemption of subordinated notes	(5,000)	(83,870)
Proceeds from Federal Home Loan Bank advances	200,000	450,000
Maturity/redemption of Federal Home Loan Bank advances	(358,509)	(595,536)
Maturity/redemption of long-term debt	(714,942)	(544,250)
Repurchase of Warrant to the Treasury	(49,100)	—
Dividends paid on preferred stock	(23,110)	(75,537)
Dividends paid on common stock	(27,042)	(21,437)
Other, net	(708)	(63)

Net cash provided by (used for) financing activities	573,636	586,282

Increase (decrease) in cash and cash equivalents	1,342,388	(382,118)
Cash and cash equivalents at beginning of period	847,888	1,521,344

Cash and cash equivalents at end of period	$2,190,276	$1,139,226

Supplemental disclosures:
Income taxes paid (refunded)	$68,366	$(148,518)
Interest paid	276,915	435,272
Non-cash activities
Dividends accrued, paid in subsequent quarter	40,742	23,373
See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated
Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2010 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption (See Note 3). The amendment did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.
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
ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Condensed Consolidated Financial Statements.
ASU 2011-08 — Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management has decided to adopt the ASU as of September 30, 2011 (See Note 7).
3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loan and Lease Portfolio Composition
The following table provides a detail listing of Huntington’s loan and lease portfolio at September 30, 2011, December 31, 2010, and September 30, 2010:

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Loans and leases:
Commercial and industrial	$13,938,885	$13,063,293	$12,424,529
Commercial real estate	5,934,444	6,651,156	6,912,573
Automobile	5,558,415	5,614,711	5,385,196
Home equity	8,078,887	7,713,154	7,689,420
Residential mortgage	4,986,023	4,500,366	4,511,272
Other consumer	515,240	563,827	577,597

Loans and leases	39,011,894	38,106,507	37,500,587

Allowance for loan and lease losses	(1,019,710)	(1,249,008)	(1,336,352)

Net loans and leases	$37,992,184	$36,857,499	$36,164,235

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
Pledged Loans and Leases
The Bank has access to the Federal Reserve’s discount window and advances from the FHLB — Cincinnati. As of September 30, 2011, these borrowings and advances are secured by $18.1 billion of loans and securities.

Loan Purchases and Sales
The following table summarizes significant portfolio loan purchase and sale activity for the nine-month period ended September 30, 2011:

	Commercial	Commercial			Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile		Equity	Mortgage	Consumer	Total
Portfolio loans purchased during the:
Three-month period ended September 30, 2011	$—	$—	$59,578	(1)	$—	$—	$—	$59,578
Nine-month period ended September 30, 2011	—	—	59,578	(1)	—	—	—	59,578

Portfolio loans sold or transferred to loans held for sale during the:
Three-month period ended September 30, 2011	48,530	—	1,000,033		—	—	—	1,048,563
Nine-month period ended September 30, 2011	204,012	56,123	1,000,033		—	170,757	—	1,430,925

(1)	Reflected the purchase of $59.6 million of automobile loans as a result of exercising a clean-up call option related to loans previously sold under Huntington’s automobile loan sale program.
NALs and Past Due Loans
Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.
Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.
All classes within the C&I and CRE portfolios are placed on nonaccrual status at no greater than 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien and second-lien home equity portfolio are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.
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

The following table presents NALs by loan class:

	2011	2010
(dollar amounts in thousands)	September 30,	December 31,

Commercial and industrial:
Owner occupied	$98,998	$138,822
Other commercial and industrial	110,634	207,898

Total commercial and industrial	209,632	346,720

Commercial real estate:
Retail properties	51,342	96,644
Multi family	38,301	44,819
Office	37,010	47,950
Industrial and warehouse	49,102	39,770
Other commercial real estate	81,331	134,509

Total commercial real estate	257,086	363,692

Automobile	—	—
Home equity:
Secured by first-lien	17,771	10,658
Secured by second-lien	19,385	11,868
Residential mortgage	61,129	45,010
Other consumer	—	—

Total nonaccrual loans	$565,003	$777,948

The following table presents an aging analysis of loans and leases, including past due loans, by loan class: (1)

September 30, 2011
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing

Commercial and industrial:
Owner occupied	$16,165	$7,883	$63,265	$87,313	$3,890,718	$3,978,031	$—
Other commercial and industrial	16,426	7,776	63,410	87,612	9,873,242	9,960,854	—

Total commercial and industrial	$32,591	$15,659	$126,675	$174,925	$13,763,960	$13,938,885	$—

Commercial real estate:
Retail properties	$9,160	$8,919	$33,148	$51,227	$1,597,313	$1,648,540	$—
Multi family	7,884	1,181	27,229	36,294	968,020	1,004,314	—
Office	1,252	706	31,729	33,687	977,554	1,011,241	—
Industrial and warehouse	2,775	1,175	25,384	29,334	704,663	733,997	—
Other commercial real estate	12,862	13,166	59,853	85,881	1,450,471	1,536,352	—

Total commercial real estate	$33,933	$25,147	$177,343	$236,423	$5,698,021	$5,934,444	$—

Automobile	$38,866	9,699	$5,722	$54,287	$5,504,128	$5,558,415	$5,722
Home equity:
Secured by first-lien	20,043	8,972	27,333	56,348	3,532,416	3,588,764	9,561
Secured by second-lien	29,642	15,108	30,243	74,993	4,415,130	4,490,123	10,859
Residential mortgage	144,074	46,791	172,435	363,300	4,622,723	4,986,023	117,263	(2)
Other consumer	6,455	1,972	2,033	10,460	504,780	515,240	2,033

December 31, 2010
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing

Commercial and industrial:
Owner occupied	$16,393	$9,084	$80,114	$105,591	$3,717,872	$3,823,463	$—
Other commercial and industrial	34,723	35,698	110,491	180,912	9,058,918	9,239,830	—

Total commercial and industrial	$51,116	$44,782	$190,605	$286,503	$12,776,790	$13,063,293	$—

Commercial real estate:
Retail properties	$23,726	$694	$72,856	$97,276	$1,664,941	$1,762,217	$—
Multi family	8,993	8,227	31,519	48,739	1,072,877	1,121,616	—
Office	20,888	6,032	36,401	63,321	1,059,806	1,123,127	—
Industrial and warehouse	4,073	7,782	13,006	24,861	828,091	852,952	—
Other commercial real estate	45,792	9,243	91,718	146,753	1,644,491	1,791,244	—

Total commercial real estate	$103,472	$31,978	$245,500	$380,950	$6,270,206	$6,651,156	$—

Automobile	$47,981	$12,246	$7,721	$67,948	$5,546,763	$5,614,711	$7,721
Home equity:
Secured by first-lien	14,810	8,166	18,630	41,606	2,999,146	3,040,752	7,972
Secured by second-lien	36,488	16,551	27,392	80,431	4,591,971	4,672,402	15,525
Residential mortgage	115,290	57,580	197,280	370,150	4,130,216	4,500,366	152,271	(3)
Other consumer	7,204	2,280	2,456	11,940	551,887	563,827	2,456

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Includes $84,413 thousand guaranteed by the U.S. government.

(3)	Includes $98,288 thousand guaranteed by the U.S. government.

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
The ALLL consists of two components: (1) the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each C&I and CRE loan greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month calculation period.
In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the subsequent 12-month period. The performance of first-lien loans ahead of our second-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.
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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2011:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total

Three-month period ended September 30, 2011:
ALLL balance, beginning of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126
Loan charge-offs	(28,624)	(29,621)	(8,087)	(27,916)	(13,422)	(8,229)	(115,899)
Recoveries of loans previously charged-off	10,733	5,181	4,224	1,694	1,860	1,652	25,344
Provision for loan and lease losses	22,129	(20,539)	4,565	19,394	11,544	8,774	45,867
Allowance for loans sold or transferred to loans held for sale	—	—	(6,728)	—	—	—	(6,728)

ALLL balance, end of period	$285,254	$418,895	$49,402	$139,616	$98,974	$27,569	$1,019,710

AULC balance, beginning of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060
Provision for unfunded loan commitments and letters of credit	(882)	(1,316)	—	(67)	—	(16)	(2,281)

AULC balance, end of period	$30,459	$5,316	$—	$2,182	$1	$821	$38,779

ACL balance, end of period	$315,713	$424,211	$49,402	$141,798	$98,975	$28,390	$1,058,489

Nine-month period ended September 30, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(110,590)	(146,991)	(24,939)	(83,598)	(53,773)	(23,716)	(443,607)
Recoveries of loans previously charged-off	31,804	27,273	14,109	5,220	6,824	5,205	90,435
Provision for loan and lease losses	23,426	(49,638)	17,472	67,364	54,148	19,344	132,116
Allowance for loans sold or transferred to loans held for sale	—	—	(6,728)	—	(1,514)	—	(8,242)

ALLL balance, end of period	$285,254	$418,895	$49,402	$139,616	$98,974	$27,569	$1,019,710

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(2,267)	(842)	—	(166)	—	(73)	(3,348)

AULC balance, end of period	$30,459	$5,316	$—	$2,182	$1	$821	$38,779

ACL balance, end of period	$315,713	$424,211	$49,402	$141,798	$98,975	$28,390	$1,058,489

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
OLEM = Potentially weak loans. The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or inadequately protect Huntington’s position in the future.
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

The following table presents loan and lease balances by credit quality indicator:

	September 30, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,531,028	$108,665	$337,037	$1,301	$3,978,031
Other commercial and industrial	9,318,615	204,594	432,760	4,885	9,960,854

Total commercial and industrial	$12,849,643	$313,259	$769,797	$6,186	$13,938,885

Commercial real estate:
Retail properties	$1,303,839	$133,512	$211,189	$—	$1,648,540
Multi family	849,886	52,630	101,548	250	1,004,314
Office	849,981	91,098	70,034	128	1,011,241
Industrial and warehouse	634,183	26,074	73,740	—	733,997
Other commercial real estate	1,094,653	107,116	333,876	707	1,536,352

Total commercial real estate	$4,732,542	$410,430	$790,387	$1,085	$5,934,444

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,552,438	$2,200,114	$697,307	$108,556	$5,558,415
Home equity:
Secured by first-lien	2,039,431	1,219,344	318,745	11,244	3,588,764
Secured by second-lien	2,168,899	1,686,926	633,704	594	4,490,123
Residential mortgage	2,301,637	1,731,554	718,477	234,355	4,986,023
Other consumer	196,729	212,512	84,725	21,274	515,240

	December 31, 2010
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,265,266	$159,398	$392,969	$5,830	$3,823,463
Other commercial and industrial	8,434,969	264,679	524,867	15,315	9,239,830

Total commercial and industrial	$11,700,235	$424,077	$917,836	$21,145	$13,063,293

Commercial real estate:
Retail properties	$1,283,667	$128,067	$350,478	$5	$1,762,217
Multi family	898,935	78,577	143,689	415	1,121,616
Office	867,970	122,173	132,833	151	1,123,127
Industrial and warehouse	668,452	72,177	112,323	—	852,952
Other commercial real estate	1,220,708	88,288	481,136	1,112	1,791,244

Total commercial real estate	$4,939,732	$489,282	$1,220,459	$1,683	$6,651,156

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,516,130	$2,267,363	$724,584	$106,634	$5,614,711
Home equity:
Secured by first-lien	1,643,792	1,082,143	313,961	856	3,040,752
Secured by second-lien	2,224,545	1,768,450	678,738	669	4,672,402
Residential mortgage	1,978,843	1,580,266	795,676	145,581	4,500,366
Other consumer	206,952	234,558	102,254	20,063	563,827

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

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
When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve.
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

The following table presents summarized data for impaired loans and the related ALLL by portfolio segment:

	Commercial	Commercial			Residential	Other
	and Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at September 30, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$31,249	$61,472	$1,344	$1,610	$14,757	$311	$110,743
Attributable to loans collectively evaluated for impairment	254,005	357,423	48,058	138,006	84,217	27,258	908,967

Total ALLL balance at September 30, 2011	$285,254	$418,895	$49,402	$139,616	$98,974	$27,569	$1,019,710

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at September 30, 2011:
(dollar amounts in thousands)

Portion of loans and leases at September 30, 2011:

Individually evaluated for impairment	161,939	400,952	37,371	47,877	325,242	4,626	978,007
Collectively evaluated for impairment	13,776,946	5,533,492	5,521,044	8,031,010	4,660,781	510,614	38,033,887

Total loans evaluated for impairment	$13,938,885	$5,934,444	$5,558,415	$8,078,887	$4,986,023	$515,240	$39,011,894

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

	Commercial and	Commercial			Residential	Other
	Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at December 31, 2010
(dollar amounts in thousands)

Portion of ALLL balance at December 31, 2010:

Attributable to loans individually evaluated for impairment	$63,307	$65,130	$1,477	$1,498	$11,780	$668	$143,860
Attributable to loans collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

ALLL balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans and Leases at December 31, 2010:
(dollar amounts in thousands)

Portion of loans and leases at December 31, 2010:

Individually evaluated for impairment	198,120	310,668	29,764	37,257	334,207	9,565	919,581
Collectively evaluated for impairment	12,865,173	6,340,488	5,584,947	7,675,897	4,166,159	554,262	37,186,926

Total loans evaluated for impairment	$13,063,293	$6,651,156	$5,614,711	$7,713,154	$4,500,366	$563,827	$38,106,507

Portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

The following tables present detailed impaired loan information by class: (1), (2)

				Three Months Ended		Nine Months Ended
	September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$10,105	$14,456	$—	$4,284	$122	$7,121	$139
Other commercial and industrial	3,782	6,165	—	3,324	37	6,102	162

Total commercial and industrial	$13,887	$20,621	$—	$7,608	$159	$13,223	$301

Commercial real estate:
Retail properties	$43,746	$55,370	$—	$29,895	$348	$21,158	$362
Multi family	21,156	21,345	—	16,187	188	12,951	499
Office	1,105	1,431	—	1,542	—	1,804	—
Industrial and warehouse	1,866	2,908	—	3,098	36	2,755	41
Other commercial real estate	23,032	42,611	—	27,559	251	25,988	609

Total commercial real estate	$90,905	$123,665	$—	$78,281	$823	$64,656	$1,511

Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—	—	—	—	—
Secured by second-lien	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,311	$58,925	$5,891	$49,354	$499	$56,747	$1,362
Other commercial and industrial	107,741	138,751	25,358	102,193	946	99,629	2,246

Total commercial and industrial	$148,052	$197,676	$31,249	$151,547	$1,445	$156,376	$3,608

Commercial real estate: (4)
Retail properties	$118,010	$146,923	$29,030	$99,018	$863	$96,231	$1,975
Multi family	22,365	29,085	4,170	23,943	130	29,348	625
Office	24,863	41,496	3,490	25,061	53	27,716	197
Industrial and warehouse	50,423	61,563	7,141	54,345	166	44,649	588
Other commercial real estate	94,386	131,350	17,641	107,635	873	85,949	1,510

Total commercial real estate	$310,047	$410,417	$61,472	$310,002	$2,085	$283,893	$4,895

Automobile	$37,371	$37,371	$1,344	$33,215	$847	$31,451	$2,154
Home equity:
Secured by first-lien	32,681	32,681	638	27,758	354	24,734	816
Secured by second-lien	15,196	15,196	972	14,714	187	15,746	550
Residential mortgage	325,242	347,843	14,757	329,685	3,038	335,400	9,848
Other consumer	4,626	4,626	311	6,768	41	8,068	373

	December 31, 2010
		Unpaid
	Ending	Principal	Related
(dollar amounts in thousands)	Balance	Balance (5)	Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,750	$26,603	$—
Other commercial and industrial	11,127	22,688	—

Total commercial and industrial	$24,877	$49,291	$—

Commercial real estate:
Retail properties	$31,972	$67,487	$—
Multi family	5,058	5,675	—
Office	2,270	3,562	—
Industrial and warehouse	3,305	6,912	—
Other commercial real estate	26,807	58,996	—

Total commercial real estate	$69,412	$142,632	$—

Automobile	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—
Secured by second-lien	—	—	—
Residential mortgage	—	—	—
Other consumer	—	—	—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$63,951	$85,279	$14,322
Other commercial and industrial	109,292	154,424	48,986

Total commercial and industrial	$173,243	$239,703	$63,308

Commercial real estate:
Retail properties	$74,732	$120,051	$14,846
Multi family	38,758	39,299	7,760
Office	26,595	31,261	9,466
Industrial and warehouse	34,588	44,168	10,453
Other commercial real estate	66,583	104,485	22,604

Total commercial real estate	$241,256	$339,264	$65,129

Automobile	$29,764	$29,764	$1,477
Home equity:
Secured by first-lien	20,553	20,675	511
Secured by second-lien	16,704	17,060	987
Residential mortgage	334,207	347,571	11,780
Other consumer	9,565	9,565	668

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in the tables below are considered impaired due to their status as a TDR.

(3)	At September 30, 2011, $32,685 thousand of the $148,052 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)	At September 30, 2011, $26,916 thousand of the $310,047 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and the unpaid principal balance amounts represent partial charge-offs.

TDR Loans
TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.
TDR Concession Types
The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. The types of concessions provided to borrowers include:
•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.
•	Amortization or maturity date change beyond what the collateral supports, including any of the following:
(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at then end of the term of the loan. Principal is generally not forgiven.
(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.
•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2011, was not significant.
TDRs by Loan Type
Following is a description of TDRs by the different loan types:
Commercial loan TDRs — Commercial accruing TDRs often result from loans receiving a concession with terms that are not considered a market transaction to Huntington. The TDR remains in accruing status as long as the customer is less than 90 days past due on payments per the restructured loan terms and no loss is expected.
Commercial nonaccrual TDRs result from either: (1) an accruing commercial TDR being placed on nonaccrual status, or (2) a workout where an existing commercial NAL is restructured and a concession was given. At times, these workouts restructure the NAL so that two or more new notes are created. The primary note is underwritten based upon our normal underwriting standards and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the secondary note(s) vary by situation, and may include notes that defer principal and interest payments until after the primary note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows Huntington to right-size a loan based upon the current expectations for a borrower’s or project’s performance. Additionally, if a charge-off was taken as part of the restructuring, the TDR status is not considered for removal. The TDR status on commercial loans is considered for removal if the loan is subsequently modified at market terms.
Residential Mortgage loan TDRs — Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization or maturity date changes and interest rate reductions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent.
Other Consumer loan TDRs — Generally, these are TDRs associated with home equity borrowings and automobile loans. The Company may make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs.

TDR Impact on Credit Quality
Huntington’s ALLL is largely driven by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.
Commercial loan TDRs — In instances where the bank substantiates that it will collect its outstanding balance in full, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses.
Residential Mortgage and Other Consumer loan TDRs — Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.
Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual TDRs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.

The following table presents new TDR activity by class for the three-month and nine-month periods ended September 30, 2011:

	New Troubled Debt Restructurings During The
	Three-Month Period Ended September 30, 2011
		Post-modification	Net change in
	Number of	Outstanding	ALLL resulting
(dollar amounts in thousands)	Contracts	Balance (1)	from modification

C&I — Owner occupied:

Interest rate reduction	3	$638	$(68)
Amortization or maturity date change	16	11,023	(1,085)
Other	2	729	(1)

Total C&I — Owner occupied	21	$12,390	$(1,154)

C&I — Other commercial and industrial:

Interest rate reduction	6	$18,292	$1,225
Amortization or maturity date change	11	2,175	13
Other	2	3,027	64

Total C&I — Other commercial and industrial	19	$23,494	$1,302

CRE — Retail properties:

Interest rate reduction	2	$19,883	$5,603
Amortization or maturity date change	7	17,984	1,012
Other	1	2,595	5

Total CRE — Retail properties	10	$40,462	$6,620

CRE — Multi family:

Interest rate reduction	4	$1,275	$103
Amortization or maturity date change	1	1,066	(51)
Other	—	—	—

Total CRE — Multi family	5	$2,341	$52

CRE — Office:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	—	—	—
Other	—	—	—

Total CRE — Office	—	$—	$—

CRE — Industrial and warehouse:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	2	229	(2)
Other	1	2,147	(145)

Total CRE — Industrial and Warehouse	3	$2,376	$(147)

CRE — Other commercial real estate:

Interest rate reduction	10	$7,834	$(374)
Amortization or maturity date change	12	31,470	(365)
Other	2	2,492	—

Total CRE — Other commercial real estate	24	$41,796	$(739)

Automobile:

Interest rate reduction	12	$147	$3
Amortization or maturity date change	822	7,687	(68)
Other	—	—	—

Total Automobile	834	$7,834	$(65)

	New Troubled Debt Restructurings During The
	Three-Month Period Ended September 30, 2011
		Post-modification	Net change in
	Number of	Outstanding	ALLL resulting
(dollar amounts in thousands)	Contracts	Balance (1)	from modification

Residential mortgage:

Interest rate reduction	2	$181	$—
Amortization or maturity date change	164	22,120	649
Other	5	600	33

Total Residential mortgage	171	$22,901	$682

First-lien home equity:

Interest rate reduction	48	$5,857	$1,016
Amortization or maturity date change	49	5,820	111
Other	—	—	—

Total First-lien home equity	97	$11,677	$1,127

Second-lien home equity:

Interest rate reduction	55	$2,992	$22
Amortization or maturity date change	44	1,631	40
Other	—	—	—

Total Second-lien home equity	99	$4,623	$62

Other consumer:

Interest rate reduction	6	$561	$48
Amortization or maturity date change	50	348	(18)
Other	—	—	—

Total Other consumer	56	$909	$30

	New Troubled Debt Restructurings During The
	Nine-Month Period Ended September 30, 2011
		Post-modification	Net change in
	Number of	Outstanding	ALLL resulting
(dollar amounts in thousands)	Contracts	Balance (1)	from modification

C&I — Owner occupied:

Interest rate reduction	27	$12,240	$(749)
Amortization or maturity date change	35	19,294	(1,733)
Other	4	3,072	243

Total C&I — Owner occupied	66	$34,606	$(2,239)

C&I — Other commercial and industrial:

Interest rate reduction	18	$21,382	$1,067
Amortization or maturity date change	41	23,145	(2,651)
Other	17	25,421	(3,020)

Total C&I — Other commercial and industrial	76	$69,948	$(4,604)

CRE — Retail properties:

Interest rate reduction	8	$46,534	$4,359
Amortization or maturity date change	14	25,689	1,858
Other	6	14,253	(1,974)

Total CRE — Retail properties	28	$86,476	$4,243

CRE — Multi family:

Interest rate reduction	10	$4,378	$(9)
Amortization or maturity date change	5	2,256	25
Other	—	—	—

Total CRE — Multi family	15	$6,634	$16

CRE — Office:

Interest rate reduction	3	$1,505	$259
Amortization or maturity date change	2	1,238	97
Other	—	—	—

Total CRE — Office	5	$2,743	$356

CRE — Industrial and warehouse:

Interest rate reduction	1	$2,165	$(299)
Amortization or maturity date change	6	19,300	(5,446)
Other	1	2,147	(145)

Total CRE — Industrial and Warehouse	8	$23,612	$(5,890)

CRE — Other commercial real estate:

Interest rate reduction	15	$17,893	$(1,180)
Amortization or maturity date change	48	103,120	(3,602)
Other	5	8,199	32

Total CRE — Other commercial real estate	68	$129,212	$(4,750)

Automobile:

Interest rate reduction	14	$186	$3
Amortization or maturity date change	1,534	13,832	(113)
Other	—	—	—

Total Automobile	1,548	$14,018	$(110)

	New Troubled Debt Restructurings During The
	Nine-Month Period Ended September 30, 2011
		Post-modification	Net change in
	Number of	Outstanding	ALLL resulting
(dollar amounts in thousands)	Contracts	Balance (1)	from modification

Residential mortgage:

Interest rate reduction	8	$6,604	$(589)
Amortization or maturity date change	499	67,351	2,289
Other	18	3,555	115

Total Residential mortgage	525	$77,510	$1,815

First-lien home equity:

Interest rate reduction	95	$11,836	$1,899
Amortization or maturity date change	75	9,073	587
Other	—	—	—

Total First-lien home equity	170	$20,909	$2,486

Second-lien home equity:

Interest rate reduction	109	$5,480	$287
Amortization or maturity date change	89	2,975	59
Other	—	—	—

Total Second-lien home equity	198	$8,455	$346

Other consumer:

Interest rate reduction	11	$837	$73
Amortization or maturity date change	57	363	(19)
Other	—	—	—

Total Other consumer	68	$1,200	$54

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
All classes within the C&I and CRE portfolios are considered as redefaulted at 90-days past due. Automobile loans and other consumer loans are considered as redefaulted at 120-days past due. Residential mortgage loans are considered as redefaulted at 150-days past due. The first-lien and second-lien home equity portfolios are considered as redefaulted at 150-days past due and 120-days past due, respectively.
The following table presents TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and nine-month periods ended September 30, 2011:

	Troubled Debt Restructurings Within The Previous Twelve Months
	That Have Subsequently Defaulted During The (1)
	Three-month period ended		Nine-month period ended
	September 30, 2011		September 30, 2011
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance

C&I — Owner occupied:

Interest rate reduction	—	$—	9	$3,850
Amortization or maturity date change	3	3,224	7	4,072
Other	—	—	2	2,352

Total C&I — Owner occupied	3	$3,224	18	$10,274

C&I — Other commercial and industrial:

Interest rate reduction	—	$—	1	$193
Amortization or maturity date change	2	9,300	6	9,932
Other	—	—	—	—

Total C&I — Other commercial and industrial	2	$9,300	7	$10,125

	Troubled Debt Restructurings Within The Previous Twelve Months
	That Have Subsequently Defaulted During The (1)
	Three-month period ended			Nine-month period ended
	September 30, 2011			September 30, 2011
	Number of	Ending		Number of	Ending
(dollar amounts in thousands)	Contracts	Balance		Contracts	Balance

CRE — Retail Properties:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		1	796
Other	—	—		—	—

Total CRE — Retail properties	—	$—		1	$796

CRE — Multi family:

Interest rate reduction	2	$812		4	$1,180
Amortization or maturity date change	—	—		2	465
Other	—	—		—	—

Total CRE — Multi family	2	$812		6	$1,645

CRE — Office:

Interest rate reduction	—	$—		1	$116
Amortization or maturity date change	—	—		1	334
Other	—	—		—	—

Total CRE — Office	—	$—		2	$450

CRE — Industrial and Warehouse:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	2	229		7	2,581
Other	—	—		—	—

Total CRE — Industrial and Warehouse	2	$229		7	$2,581

CRE — Other commercial real estate:

Interest rate reduction	2	$132		7	$2,214
Amortization or maturity date change	—	—		10	2,037
Other	—	—		—	—

Total CRE — Other commercial real estate	2	$132		17	$4,251

Automobile:

Interest rate reduction	—	$—		1	$—	(2)
Amortization or maturity date change	41	—	(2)	112	—	(2)
Other	—	—		—	—

Total Automobile	41	$—	(2)	113	$—	(2)

Residential mortgage:

Interest rate reduction	1	$65		2	$221
Amortization or maturity date change	22	2,276		51	5,544
Other	1	149		5	757

Total Residential mortgage	24	$2,490		58	$6,522

First-lien home equity:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		3	121
Other	—	—		—	—

Total First-lien home equity	—	$—		3	$121

	Troubled Debt Restructurings Within The Previous Twelve Months
	That Have Subsequently Defaulted During The (1)
	Three-month period ended		Nine-month period ended
	September 30, 2011		September 30, 2011
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance

Second-lien home equity:

Interest rate reduction	—	$—	2	$153
Amortization or maturity date change	—	—	5	249
Other	—	—	—	—

Total Second-lien home equity	—	$—	7	$402

Other consumer:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	2	11	(3)
Other	—	—	—	—

Total Other consumer	—	$—	2	$11

(1)	Subsequent default is defined as a payment redefault within 12 months of the restructuring date.

(2)	Automobile loans are charged-off at time of subsequent default. During the three-month period ended September 30, 2011, $220 thousand of total automobile loans were charged-off at the time of subsequent redefault. During the nine-month period ended September 30, 2011, $813 thousand of total automobile loans were charged-off at the time of subsequent default.

(3)	Other consumer loans are charged-off at time of subsequent default. During the nine-month period ended September 30, 2011, $11 thousand of total other consumer loans were charged-off at the time of subsequent default.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2011, December 31, 2010, and September 30, 2010:

	September 30, 2011		December 31, 2010		September 30, 2010
	Amortized		Amortized		Amortized
(dollar amounts in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—	$49,998	$50,334
1-5 years	51,939	52,793	52,425	51,781	—	—
6-10 years	510	528	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	52,449	53,321	52,425	51,781	49,998	50,334

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	—	—	—	—
1-5 years	227,117	227,885	—	—	—	—
6-10 years	406,019	416,966	656,176	664,793	715,725	731,869
Over 10 years	3,699,665	3,790,395	4,077,655	4,089,611	3,825,377	3,951,671

Total Federal agencies: mortgage-backed securities	4,332,801	4,435,246	4,733,831	4,754,404	4,541,102	4,683,540

TLGP securities:
Under 1 year	105,267	105,537	156,450	157,931	50,148	50,564
1-5 years	—	—	25,230	25,536	527,581	530,350
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	105,267	105,537	181,680	183,467	577,729	580,914

Other agencies:
Under 1 year	101,509	102,056	158,273	159,288	114,396	115,200
1-5 years	1,012,874	1,022,914	1,898,867	1,885,230	1,890,250	1,903,181
6-10 years	12,138	12,984	13,082	13,359	13,232	13,794
Over 10 years	—	—	500	499	—	—

Total other agencies	1,126,521	1,137,954	2,070,722	2,058,376	2,017,878	2,032,175

Total U.S. Government backed agencies	5,617,038	5,732,058	7,038,658	7,048,028	7,186,707	7,346,963

Municipal securities:
Under 1 year	855	855	—	—	—	—
1-5 years	182,875	186,856	149,151	148,587	61,488	63,329
6-10 years	105,874	110,165	124,552	125,656	67,297	70,466
Over 10 years	112,787	115,513	182,341	181,472	230,485	234,077

Total municipal securities	402,391	413,389	456,044	455,715	359,270	367,872

Private-label CMO:
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	12,791	12,883	10,429	10,887	13,004	13,424
Over 10 years	77,618	66,017	124,080	111,038	282,639	262,800

Total private-label CMO	90,409	78,900	134,509	121,925	295,643	276,224

Asset-backed securities:
Under 1 year	—	—	19,669	19,694	40,000	40,115
1-5 years	631,103	635,556	697,001	700,749	657,980	664,940
6-10 years	165,722	167,483	323,411	323,995	273,246	274,611
Over 10 years	287,945	153,019	301,326	162,684	349,527	197,958

Total asset-backed securities (1)	1,084,770	956,058	1,341,407	1,207,122	1,320,753	1,177,624

Covered bonds:
Under 1 year	—	—	—	—	—	—
1-5 years	698,671	703,630	379,711	367,209	150,391	151,310
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total covered bonds	698,671	703,630	379,711	367,209	150,391	151,310

Corporate debt:
Under 1 year	—	—	—	—	—	—
1-5 years	459,098	454,852	329,988	323,389	30,000	30,154
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total corporate debt	459,098	454,852	329,988	323,389	30,000	30,154

Other:
Under 1 year	750	750	800	802	300	305
1-5 years	8,216	8,411	7,810	8,009	7,486	7,715
6-10 years	912	966	1,007	1,037	1,205	1,336
Over 10 years	—	—	—	—	—	—
Non-marketable equity securities	310,280	310,280	308,722	308,722	310,142	310,142
Marketable equity securities	55,039	54,236	53,944	53,286	54,649	53,913

Total other	375,197	374,643	372,283	371,856	373,782	373,411

Total available-for-sale and other securities	$8,727,574	$8,713,530	$10,052,600	$9,895,244	$9,716,546	$9,723,558

(1)	Amounts at September 30, 2011, December 31, 2010, and September 30, 2010 include automobile asset backed securities with a fair value of $189 million, $509 million and $564 million, respectively, which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at September 30, 2011, December 31, 2010, and September 30, 2010 include $165.6 million of stock issued by the FHLB of Cincinnati, $29.3 million, $37.4 million, and $45.7 million, respectively, of stock issued by the FHLB of Indianapolis, and $115.4 million, $105.7 million and $98.9 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At September 30, 2011, December 31, 2010, and September 30, 2010, Huntington did not have any material equity positions in FNMA or FHLMC.
The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at September 30, 2011, December 31, 2010, and September 30, 2010.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
September 30, 2011
U.S. Treasury	$52,449	$872	$—	$53,321
Federal agencies:
Mortgage-backed securities	4,332,801	104,884	(2,439)	4,435,246
TLGP securities	105,267	270	—	105,537
Other agencies	1,126,521	11,505	(72)	1,137,954

Total U.S. Government backed securities	5,617,038	117,531	(2,511)	5,732,058
Municipal securities	402,391	11,023	(25)	413,389
Private-label CMO	90,409	745	(12,254)	78,900
Asset-backed securities	1,084,770	6,306	(135,018)	956,058
Covered bonds	698,671	8,203	(3,244)	703,630
Corporate debt	459,098	347	(4,593)	454,852
Other securities	375,197	448	(1,002)	374,643

Total available-for-sale and other securities	$8,727,574	$144,603	$(158,647)	$8,713,530

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2010
U.S. Treasury	$52,425	$—	$(644)	$51,781
Federal agencies:
Mortgage-backed securities	4,733,831	71,901	(51,328)	4,754,404
TLGP securities	181,680	1,787	—	183,467
Other agencies	2,070,722	4,874	(17,220)	2,058,376

Total U.S. Government backed securities	7,038,658	78,562	(69,192)	7,048,028
Municipal securities	456,044	6,154	(6,483)	455,715
Private-label CMO	134,509	1,236	(13,820)	121,925
Asset-backed securities	1,341,407	6,563	(140,848)	1,207,122
Covered bonds	379,711	—	(12,502)	367,209
Corporate debt	329,988	24	(6,623)	323,389
Other securities	372,283	364	(791)	371,856

Total available-for-sale and other securities	$10,052,600	$92,903	$(250,259)	$9,895,244

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
September 30, 2010
U.S. Treasury	$49,998	$336	$—	$50,334
Federal agencies:
Mortgage-backed securities	4,541,102	142,537	(99)	4,683,540
TLGP securities	577,729	3,185	—	580,914
Other agencies	2,017,878	14,420	(123)	2,032,175

Total U.S. Government backed securities	7,186,707	160,478	(222)	7,346,963
Municipal securities	359,270	8,776	(174)	367,872
Private-label CMO	295,643	1,177	(20,596)	276,224
Asset-backed securities	1,320,753	8,928	(152,057)	1,177,624
Covered bonds	150,391	929	(10)	151,310
Corporate debt	30,000	154	—	30,154
Other securities	373,782	439	(810)	373,411

Total available-for-sale and other securities	$9,716,546	$180,881	$(173,869)	$9,723,558

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2011, December 31, 2010, and September 30, 2010.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	386,727	(2,439)	—	—	386,727	(2,439)
TLGP securities	—	—	—	—	—	—
Other agencies	151,404	(67)	1,902	(5)	153,306	(72)

Total U.S. Government backed securities	538,131	(2,506)	1,902	(5)	540,033	(2,511)
Municipal securities	3,508	(6)	3,801	(19)	7,309	(25)
Private-label CMO	13,309	(86)	53,934	(12,168)	67,243	(12,254)
Asset-backed securities	92,200	(93)	143,709	(134,925)	235,909	(135,018)
Covered bonds	214,939	(3,244)	—	—	214,939	(3,244)
Corporate debt	394,000	(4,593)	—	—	394,000	(4,593)
Other securities	2,208	(118)	2,118	(884)	4,326	(1,002)

Total temporarily impaired securities	$1,258,295	$(10,646)	$205,464	$(148,001)	$1,463,759	$(158,647)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. Treasury	$51,781	$(644)	$—	$—	$51,781	$(644)
Federal agencies:
Mortgage-backed securities	1,424,431	(51,328)	—	—	1,424,431	(51,328)
TLGP securities	—	—	—	—	—	—
Other agencies	1,217,074	(17,134)	4,771	(86)	1,221,845	(17,220)

Total U.S. Government backed securities	2,693,286	(69,106)	4,771	(86)	2,698,057	(69,192)
Municipal securities	201,370	(6,363)	3,700	(120)	205,070	(6,483)
Private-label CMO	—	—	85,617	(13,820)	85,617	(13,820)
Asset-backed securities	214,983	(2,129)	146,866	(138,719)	361,849	(140,848)
Covered bonds	367,209	(12,502)	—	—	367,209	(12,502)
Corporate debt	288,660	(6,623)	—	—	288,660	(6,623)
Other securities	—	—	41,218	(791)	41,218	(791)

Total temporarily impaired securities	$3,765,508	$(96,723)	$282,172	$(153,536)	$4,047,680	$(250,259)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	49,491	(99)	—	—	49,491	(99)
TLGP securities	—	—	—	—	—	—
Other agencies	249,879	(121)	502	(2)	250,381	(123)

Total U.S. Government backed securities	299,370	(220)	502	(2)	299,872	(222)
Municipal securities	23,621	(168)	3,814	(6)	27,435	(174)
Private-label CMO	—	—	172,450	(20,596)	172,450	(20,596)
Asset-backed securities	79,753	(391)	179,729	(151,666)	259,482	(152,057)
Covered bonds	25,335	(10)	—	—	25,335	(10)
Corporate debt	—	—	—	—	—	—
Other securities	39,164	(635)	459	(175)	39,623	(810)

Total temporarily impaired securities	$467,243	$(1,424)	$356,954	$(172,445)	$824,197	$(173,869)

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Gross gains on sales of securities	$174	$7,930	$16,532	$22,811
Gross (losses) on sales of securities	(160)	(5,509)	(10,624)	(10,980)

Net gain on sales of securities	14	2,421	5,908	11,831

Other-than-temporary impairment recorded	(1,364)	(2,717)	(5,711)	(12,002)

Total securities gain (loss)	$(1,350)	$(296)	$197	$(171)

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

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of September 30, 2011:
Credit Ratings of Selected Investment Securities (1)
(dollar amounts in thousands)

	Amortized		Average Credit Rating of Fair Value Amount
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$90,409	$78,900	$1,698	$—	$24,068	$7,758	$45,376
Alt-A mortgage-backed securities	59,534	51,578	—	24,446	9,310	—	17,822
Pooled-trust-preferred securities	228,411	101,441	—	—	25,373	—	76,068

Total at September 30, 2011	$378,354	$231,919	$1,698	$24,446	$58,751	$7,758	$139,266

Total at December 31, 2010	$435,835	$284,608	$41,238	$33,880	$29,691	$15,145	$164,654

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.
Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.
The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at September 30, 2011. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, MM Comm II and MM Comm III securities which are the most senior class.
Trust Preferred Securities Data
September 30, 2011
(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss	Rating (2)	Remaining (3)	Collateral	Collateral	Subordination (4)
Alesco II (1)	$41,646	$31,540	$9,570	$(21,970)	C	31/37	14%	17%	—%
Alesco IV (1)	20,964	8,243	354	(7,889)	C	31/42	17	27	—
ICONS	20,000	20,000	12,530	(7,470)	BB	26/27	3	18	53
I-Pre TSL II	36,657	36,559	25,373	(11,186)	A	27/28	3	11	74
MM Comm II	20,970	20,041	19,712	(329)	BB	4/7	5	2	17
MM Comm III	11,081	10,587	7,597	(2,990)	CC	6/11	7	10	22
Pre TSL IX (1)	5,000	3,955	1,272	(2,683)	C	33/48	27	22	—
Pre TSL X (1)	17,774	9,915	3,036	(6,879)	C	33/53	42	37	—
Pre TSL XI (1)	25,426	22,667	6,669	(15,998)	C	44/64	27	21	—
Pre TSL XIII (1)	28,207	22,702	6,943	(15,759)	C	44/64	31	21	—
Reg Diversified (1)	25,500	7,296	303	(6,993)	D	23/44	46	28	—
Soloso (1)	12,500	3,906	506	(3,400)	C	43/67	27	20	—
Tropic III	31,000	31,000	7,576	(23,424)	CC	23/44	42	36	20

Total	$296,725	$228,411	$101,441	$(126,970)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Security Impairment
Huntington evaluates its available-for-sale securities portfolio on a quarterly basis for indicators of OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at period-end. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. OTTI is considered to have occurred; (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover all contractually required principal and interest payments.
For securities that Huntington does not expect to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. A discounted cash flow analysis, which includes evaluating the timing of the expected cash flows, is completed for all debt securities subject to credit impairment. The measurement of the credit loss component is equal to the difference between the debt security’s cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and, therefore, are recognized in OCI. Huntington believes that it will fully collect the carrying value of securities on which noncredit-related impairment has been recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, or if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis, all OTTI is recognized in earnings. Presentation of OTTI is made in the Condensed Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.
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
For the three-month and nine-month periods ended September 30, 2011 and 2010, the following tables summarize by debt security type, total OTTI losses, unrealized OTTI losses included in OCI, and OTTI recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended September 30,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2011
Total OTTI recoveries (losses) (unrealized and realized)	$(339)	$(4,497)	$(890)	$(5,726)
Unrealized OTTI (recoveries) losses recognized in OCI	208	4,293	(139)	4,362

Net impairment losses recognized in earnings	$(131)	$(204)	$(1,029)	$(1,364)

2010
Total OTTI recoveries (losses) (unrealized and realized)	$1,112	$18,877	$7,786	$27,775
Unrealized OTTI (recoveries) losses recognized in OCI	(1,472)	(19,075)	(9,945)	(30,492)

Net impairment losses recognized in earnings	$(360)	$(198)	$(2,159)	$(2,717)

	Nine Months Ended September 30,
	Alt-A	Pooled-	Private-
(dollar amounts in thousands)	Mortgage-backed	trust-preferred	label CMO	Total
2011
Total OTTI (losses) recoveries (unrealized and realized)	$597	$2,334	$2,437	$5,368
Unrealized OTTI losses (recoveries) recognized in OCI	(958)	(5,744)	(4,377)	(11,079)

Net impairment losses recognized in earnings	$(361)	$(3,410)	$(1,940)	$(5,711)

2010
Total OTTI (losses) recoveries (unrealized and realized)	$(3,065)	$21,229	$6,404	$24,568
Unrealized OTTI losses (recoveries) recognized in OCI	1,503	(24,643)	(13,430)	(36,570)

Net impairment losses recognized in earnings	$(1,562)	$(3,414)	$(7,026)	$(12,002)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Balance, beginning of period	$85,397	$118,330	$100,838	$124,408
Reductions from sales of securities with credit impairment	—	(9,223)	(1,053)	(9,223)
Noncredit impairment on securities not previously considered credit impaired	—	675	—	9,584
Change due to improvement in expected cash flows	(425)	(27,997)	(16,466)	(45,657)
Additional noncredit impairment on securities with previous credit impairment	4,787	6,053	6,440	8,726

Balance, end of period	$89,759	$87,838	$89,759	$87,838

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2011 and 2010 as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Balance, beginning of period	$54,402	$58,612	$54,536	$53,801
Reductions from sales	—	(7,845)	(4,481)	(12,319)
Credit losses not previously recognized	26	99	26	1,656
Additional credit losses	1,338	2,618	5,685	10,346

Balance, end of period	$55,766	$53,484	$55,766	$53,484

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at September 30, 2011.
As of September 30, 2011, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.
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
During 2011, Huntington purchased additional federal agencies, mortgage-backed securities, which were classified directly into the held-to-maturity portfolio.
Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2011. There were no securities classified as held-to-maturity at December 31, 2010 or September 30, 2010.

	September 30, 2011
	Amortized	Fair
(dollar amounts in thousands)	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—
1-5 years	—	—
6-10 years	—	—
Over 10 years	658,250	682,897

Total Federal agencies: mortgage-backed securities	658,250	682,897

Total U.S. Government backed agencies	658,250	682,897

Total held-to-maturity securities	$658,250	$682,897

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
September 30, 2011
Federal Agencies:
Mortgage-backed securities	$658,250	$24,647	$—	$682,897

Total U.S. Government backed securities	658,250	24,647	—	682,897

Total held-to-maturity securities	$658,250	$24,647	$—	$682,897

6. LOAN SALES AND SECURITIZATIONS
Residential Mortgage Loans
The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Residential mortgage loans sold with servicing retained	$515,179	$924,494	$2,264,697	$2,463,509
Pretax gains resulting from above loan sales (1)	12,737	21,842	57,982	55,266

(1)	Recorded in other noninterest income.
A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At the time of initial capitalization, MSRs are recorded using either the fair value method or the amortization method. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, is recorded as an increase or decrease in mortgage banking income, which is included in noninterest income. When the fair value method is used, the MSR asset is established at its fair value at initial recognition using assumptions consistent with assumptions used to estimate the fair value of existing MSRs carried at fair value in the portfolio.
The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
Fair Value Method:	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Fair value, beginning of period	$104,997	$132,405	$125,679	$176,426
Change in fair value during the period due to:
Time decay (1)	(1,222)	(1,088)	(3,987)	(4,295)
Payoffs (2)	(4,614)	(9,158)	(15,013)	(22,835)
Changes in valuation inputs or assumptions (3)	(25,337)	(10,004)	(32,855)	(37,141)

Fair value, end of period:	$73,824	$112,155	$73,824	$112,155

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

	Three Months Ended		Nine Months Ended
Amortization Method:	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrying value, beginning of period	$84,742	$46,733	$70,516	$38,165
New servicing assets created	4,572	7,506	24,549	24,247
Impairment charge	(14,057)	(2,043)	(14,057)	(6,899)
Amortization and other	(3,804)	(2,757)	(9,555)	(6,074)

Carrying value, end of period	$71,453	$49,439	$71,453	$49,439

Fair value, end of period	$71,467	$50,832	$71,467	$50,832

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

A summary of key assumptions and the sensitivity of the MSR value at September 30, 2011, to changes in these assumptions follows:

			Decline in fair value due to
			10%	20%
			adverse	adverse
(dollar amounts in thousands)	Actual		change	change
Constant prepayment rate	18.64%		$(4,729)	$(9,388)
Spread over forward interest rate swap rates	658	bps	(1,741)	(3,482)
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
Total servicing fees included in mortgage banking income amounted to $12.1 million and $12.1 million for the three-month periods ended September 30, 2011 and 2010, respectively. For the nine-month periods ending September 30, 2011 and 2010, servicing fees totaled $37.1 million and $36.6 million, respectively.
Automobile Loans and Leases
During the 2011 third quarter, Huntington transferred automobile loans totaling $1.0 billion to a trust in a securitization transaction and received $1.0 billion of net proceeds. The securitization qualified for sale accounting. As a result of this transaction, Huntington recognized a $15.5 million gain which is reflected in other noninterest income on the Condensed Consolidated Statement of Income and recorded a $16.0 million servicing asset which is reflected in accrued income and other assets on the Condensed Consolidated Balance Sheet.
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
Changes in the carrying value of automobile loan servicing rights for the three-month periods ended September 30, 2011, and 2010, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Carrying value, beginning of period	$49	$373	$97	$12,912
New servicing assets created	16,039	—	16,039	—
Amortization and other (1)	(743)	(228)	(791)	(12,767)

Carrying value, end of period	$15,345	$145	$15,345	$145

Fair value, end of period	$16,039	$387	$16,039	$387

(1)	The nine months ended September 30, 2010, included a $12.4 million reduction related to the consolidation of a VIE in the 2010 first quarter.
Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $0.3 million and $0.5 million for the three-month periods ending September 30, 2011, and 2010, respectively. For the nine-month periods ended September 30, 2011, and 2010, servicing income, net of amortization of capitalized servicing assets, was $1.0 million and $2.1 million, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by business segment for the first nine-month period of 2011 was as follows:

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
At September 30, 2011, December 31, 2010, and September 30, 2010, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value

September 30, 2011
Core deposit intangible	$376,846	$(252,397)	$124,449
Customer relationship	104,574	(40,993)	63,581
Other	25,164	(24,717)	447

Total other intangible assets	$506,584	$(318,107)	$188,477

December 31, 2010
Core deposit intangible	$376,846	$(219,311)	$157,535
Customer relationship	104,574	(34,751)	69,823
Other	25,164	(23,902)	1,262

Total other intangible assets	$506,584	$(277,964)	$228,620

September 30, 2010
Core deposit intangible	$376,846	$(206,658)	$170,188
Customer relationship	104,574	(32,579)	71,995
Other	25,164	(23,681)	1,483

Total other intangible assets	$506,584	$(262,918)	$243,666

The estimated amortization expense of other intangible assets for the fourth quarter of 2011 and the next five years is as follows:

Amortization
(dollar amounts in thousands)	Expense

2011	$13,188
2012	46,075
2013	40,511
2014	35,858
2015	19,758
2016	6,606

8. OTHER COMPREHENSIVE INCOME
The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, were as follows:

	Three Months Ended
	September 30, 2011
		Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(4,362)	$1,527	$(2,835)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	42,832	(15,180)	27,652
Less: Reclassification adjustment for net losses (gains) included in net income	1,350	(473)	877

Net change in unrealized holding gains (losses) on available-for-sale debt securities	39,820	(14,126)	25,694

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(197)	69	(128)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	21,494	(7,523)	13,971
Change in pension and post-retirement benefit plan assets and liabilities	4,003	(1,401)	2,602

Total other comprehensive income	$65,120	$(22,981)	$42,139

	Three Months Ended
	September 30, 2010
		Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$30,492	$(10,672)	$19,820
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	28,767	(10,276)	18,491
Less: Reclassification adjustment for net losses (gains) included in net income	296	(104)	192

Net change in unrealized holding gains (losses) on available-for-sale debt securities	59,555	(21,052)	38,503

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(53)	19	(34)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	25,180	(8,813)	16,367
Change in pension and post-retirement benefit plan assets and liabilities	1,794	(628)	1,166

Total other comprehensive income	$86,476	$(30,474)	$56,002

	Nine Months Ended
	September 30, 2011
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Non credit related impairment recoveries (losses) on debt securities not expected to be sold	$11,079	$(3,878)	$7,201
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	132,575	(46,446)	86,129
Less: Reclassification adjustment for net losses (gains) included in net income	(197)	69	(128)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	143,457	(50,255)	93,202

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(145)	50	(95)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	24,897	(8,714)	16,183
Change in pension and post-retirement benefit plan assets and liabilities	12,003	(4,201)	7,802

Total other comprehensive income	$180,212	$(63,120)	$117,092

	Nine Months Ended
	September 30, 2010
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Non credit related impairment recoveries (losses) on debt securities not expected to be sold	36,570	(12,799)	23,771
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	137,051	(48,578)	88,473
Less: Reclassification adjustment for net losses (gains) included in net income	171	(60)	111

Net change in unrealized holding gains (losses) on available-for-sale debt securities	173,792	(61,437)	112,355

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(241)	85	(156)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	26,371	(9,230)	17,141
Change in pension and post-retirement benefit plan assets and liabilities	5,382	(1,884)	3,498

Total other comprehensive income	$198,939	$(70,350)	$128,589

Activity in accumulated other comprehensive income, net of tax, for the nine-month periods ended September 30, 2011 and 2010, were as follows:

			Unrealized	Unrealized
		Unrealized	gains and	gains (losses)
	Unrealized	gains and	(losses) on	for pension
	gains and	(losses) on	cash flow	and other post-
	(losses) on debt	equity	hedging	retirement
(dollar amounts in thousands)	securities (1)	securities	derivatives	obligations	Total
Balance, December 31, 2009	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	(4,249)	—	—	—	(4,249)
Period change	112,355	(156)	17,141	3,498	132,838

Balance, September 30, 2010	$5,046	$(478)	$76,006	$(108,970)	$(28,396)

Balance, December 31, 2010	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)
Period change	93,202	(95)	16,183	7,802	117,092

Balance, September 30, 2011	$(8,088)	$(522)	$51,893	$(123,687)	$(80,404)

(1)	Amount at September 30, 2011 includes $0.4 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.
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
Share Repurchase Program
Huntington did not repurchase any shares for the three-month or nine-month periods ended September 30, 2011 and 2010.
Dividends on common stock
On October 20, 2011, Huntington announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share. The dividend is payable on January 3, 2012, to shareholders of record on December 20, 2011.

10. EARNINGS PER SHARE
Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and nine-month periods ended September 30, 2011 and 2010, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2011	2010	2011	2010
Basic earnings per common share:
Net income	$143,391	$100,946	$415,755	$189,447
Preferred stock dividends, deemed dividend and accretion of discount	(7,703)	(29,495)	(23,110)	(88,278)

Net income available to common shareholders	$135,688	$71,451	$392,645	$101,169
Average common shares issued and outstanding	863,911	716,911	863,542	716,604
Basic earnings per common share	$0.16	$0.10	$0.45	$0.14
Diluted earnings per common share
Net income available to common shareholders	$135,688	$71,451	$392,645	$101,169
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$135,688	$71,451	$392,645	$101,169
Average common shares issued and outstanding	863,911	716,911	863,542	716,604
Dilutive potential common shares:
Stock options and restricted stock units and awards	2,646	1,764	2,938	1,711
Shares held in deferred compensation plans	1,076	892	966	867
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	3,722	2,656	3,904	2,578

Total diluted average common shares issued and outstanding	867,633	719,567	867,446	719,182
Diluted earnings per common share	$0.16	$0.10	$0.45	$0.14
Approximately 24.6 million and 19.2 million options to purchase shares of common stock outstanding at the end of September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $12.57 per share and $18.06 per share at the end of each respective period.
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

Huntington uses the Black-Scholes option pricing model to value share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Assumptions
Risk-free interest rate	1.97%	2.14%	1.97%	2.31%
Expected dividend yield	2.64	0.63	2.62	0.67
Expected volatility of Huntington’s common stock	30.0	32.5	30.0	38.6
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$1.40	$2.05	$1.41	$2.21
The following table illustrates total share-based compensation expense and related tax benefit for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Share-based compensation expense	$6,463	$4,525	$13,986	$11,413
Tax benefit	2,182	1,584	4,815	3,995
Huntington’s stock option activity and related information for the nine-month period ended September 30, 2011, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2011	21,862	$15.96
Granted	10,625	6.03
Exercised	(99)	4.06
Forfeited/expired	(4,756)	19.02

Outstanding at September 30, 2011	27,632	$11.65	4.3	$1,614

Vested and expected to vest at September 30, 2011 (1)	26,327	$11.94	4.2	$1,583

Exercisable at September 30, 2011	14,160	$17.15	2.3	$959

(1)	The number of options expected to vest includes an estimate of expected forfeitures.
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the nine-month period ended September 30, 2011 and September 30, 2010, cash received for the exercises of stock options was $0.4 million and $0.2 million, respectively. The tax benefit realized from stock option exercises was less than $0.1 million for each respective period.
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

The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of September 30, 2011, and activity for the nine-month period ended September 30, 2011:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards (1)	Per Share
Nonvested at January 1, 2011	5,511	$5.78	466	$5.24
Granted	3,775	6.27	—	—
Vested	(963)	5.97	(428)	5.43
Forfeited	(258)	6.33	(13)	3.11

Nonvested at September 30, 2011	8,065	$5.97	25	$3.11

(1)	Includes restricted stock awards granted under the Second Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the grant date and are not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met. All awards vested in the 2011 second quarter.
The weighted-average grant date fair value of nonvested shares granted for the nine-month periods ended September 30, 2011 and 2010, were $6.27 and $6.20, respectively. The total fair value of awards vested was $8.7 million and $2.8 million during the nine-month periods ended September 30, 2011, and 2010, respectively. As of September 30, 2011, the total unrecognized compensation cost related to nonvested awards was $32.2 million with a weighted-average expense recognition period of 2.0 years.
Of the remaining 38.8 million shares of common stock authorized for issuance at September 30, 2011, 35.7 million were outstanding and 3.1 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At September 30, 2011, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises in 2011.
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
The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Service cost	$5,412	$5,051	$—	$—
Interest cost	7,518	7,217	404	433
Expected return on plan assets	(10,822)	(10,528)	—	—
Amortization of transition asset	(1)	1	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(339)
Amortization of gains	5,873	3,748	(106)	(174)
Settlements	1,750	3,925	—	—

Benefit expense	$8,288	$7,972	$(40)	$(80)

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Service cost	$16,238	$15,153	$—	$—
Interest cost	22,554	21,651	1,214	1,299
Expected return on plan assets	(32,468)	(31,584)	—	—
Amortization of transition asset	(3)	5	—	—
Amortization of prior service cost	(4,326)	(4,326)	(1,014)	(1,014)
Amortization of gains	17,621	11,242	(318)	(525)
Settlements	5,250	7,375	—	—

Benefit expense	$24,866	$19,516	$(118)	$(240)

The Bank, as trustee, held all Plan assets at September 30, 2011, and December 31, 2010. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
Cash	$36	—%	$—	—%	$—	—%
Cash equivalents:
Huntington funds — money market	55	—	25	—	204	—
Fixed income:
Huntington funds — fixed income funds	173,355	37	133,330	28	134,523	30
Corporate obligations	—	—	—	—	1,097	—
U.S. Government Agencies	—	—	—	—	506	—
Equities:
Huntington funds	264,074	56	318,155	66	293,956	64
Other — equity mutual funds	—	—	—	—	4,029	1
Huntington common stock	35,380	7	26,969	6	22,344	5

Fair value of plan assets	$472,900	100%	$478,479	100%	$456,659	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at September 30, 2011, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At September 30, 2011, Plan assets were invested 63% in equity investments and 37% in bonds, with an average duration of 3.6 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 69% in equity investments and 31% in bond investments.
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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in millions)	2011	2010	2011	2010
SERP & SRIP	$0.7	$0.7	$2.1	$2.3
Defined contribution plan	3.8	3.3	11.3	5.4

Benefit cost	$4.5	$4.0	$13.4	$7.7

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
Mortgage loans held for sale
Huntington elected to apply the fair value option for mortgage loans originated with the intent to sell which are included in loans held for sale. Mortgage loans held for sale are classified as Level 2 and are estimated using security prices for similar product types.
Available-for-sale securities and trading account securities
Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 95% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 4% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, pooled-trust-preferred CDO securities and municipal securities.

For non-agency ALT-A asset-backed securities, private-label CMO securities, and pooled-trust-preferred CDO securities the fair value methodology incorporates values obtained from proprietary discounted cash flow models provided by a third party. The modeling process for the ALT-A asset-backed securities and private-label CMO securities incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. Huntington validates the reasonableness of the assumptions by comparing the assumptions with market information. Huntington uses the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from third party pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at September 30, 2011, the discounted cash flow modeling was the predominant input. The modeling of the fair value of the pooled-trust-preferred CDO’s utilizes a similar methodology, with the probability of default (“PD”) of each issuer being the most critical input. Management evaluates the PD assumptions provided to the third party pricing service by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates and prepayments. Each quarter, the Company seeks to obtain information on actual trades of securities with similar characteristics to further support our fair value estimates and our underlying assumptions. For purposes of determining fair value at September 30, 2011, the discounted cash flow modeling was the predominant input.
Huntington utilizes the same processes to determine the fair value of investment securities classified as held-to-maturity for impairment evaluation purposes.
Automobile loans
Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for the automobile loan receivables and the associated notes payable at fair value per guidance supplied in ASC 825, “Financial Instruments”. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market.
MSRs
MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. Huntington determines the fair value of MSRs using an income approach model based upon our month-end interest rate curve and prepayment assumptions. The model, which is operated and maintained by a third party, utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs, and changes in valuation inputs and assumptions. Servicing brokers and other sources of information (e.g. discussion with other mortgage servicers and industry surveys) are used to obtain information on market practice and assumptions. On at least a quarterly basis, third party marks are obtained from at least one service broker. Huntington reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. Any recommended change in assumptions and / or inputs are presented for review to the Mortgage Price Risk Subcommittee for final approval.
Derivatives
Derivatives classified as Level 1 consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices. Asset and liability conversion swaps and options, and interest rate caps are classified as Level 2. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates. Derivatives classified as Level 3 consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Securitization trust notes payable
Consists of certain securitization trust notes payable related to the automobile loan receivables measured at fair value. The notes payable are classified as Level 2 and are valued based on interest rates for similar financial instruments.

Assets and Liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis at September 30, 2011, December 31, 2010, and September 30, 2010 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2011
Assets
Mortgage loans held for sale	$—	$331,883	$—	$—	$331,883

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	6,995	—	—	6,995
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	23,455	—	—	23,455
Other securities	54,753	508	—	—	55,261

	54,753	30,958	—	—	85,711

Available-for-sale and other securities:
U.S. Treasury securities	53,321	—	—	—	53,321
Federal agencies: Mortgage-backed (2)	—	4,435,246	—	—	4,435,246
TLGP securities	—	105,537	—	—	105,537
Federal agencies: Other agencies (2)	—	1,137,954	—	—	1,137,954
Municipal securities	—	311,962	101,427	—	413,389
Private-label CMO	—	—	78,900	—	78,900
Asset-backed securities	—	803,039	153,019	—	956,058
Covered bonds	—	703,630	—	—	703,630
Corporate debt	—	454,852	—	—	454,852
Other securities	54,236	10,127	—	—	64,363

	107,557	7,962,347	333,346	—	8,403,250

Automobile loans	—	—	344,529	—	344,529

MSRs	—	—	73,824	—	73,824

Derivative assets	20,581	526,890	8,963	(103,741)	452,693

Liabilities
Securitization trust notes payable	—	173,045	—	—	173,045

Derivative liabilities	29,820	265,023	1,029	—	295,872

Other liabilities	2,010	—	—	—	2,010

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2010
Assets
Mortgage loans held for sale	$—	$754,117	$—	$—	$754,117

Trading account securities:
U.S. Treasury securities	47,430	—	—	—	47,430
Federal agencies: Mortgage-backed	—	10,860	—	—	10,860
Federal agencies: Other agencies	—	24,853	—	—	24,853
Municipal securities	—	30,205	—	—	30,205
Other securities	69,017	3,039	—	—	72,056

	116,447	68,957	—	—	185,404

Available-for-sale and other securities:
U.S. Treasury securities	51,781	—	—	—	51,781
Federal agencies: Mortgage-backed	—	4,754,404	—	—	4,754,404
TLGP securities	—	183,467	—	—	183,467
Federal agencies: Other agencies (3)	—	2,058,376	—	—	2,058,376
Municipal securities	—	305,909	149,806	—	455,715
Private-label CMO	—	—	121,925	—	121,925
Asset-backed securities	—	1,044,438	162,684	—	1,207,122
Covered bonds	—	367,209	—	—	367,209
Corporate debt	—	323,389	—	—	323,389
Other securities	53,286	9,848	—	—	63,134

	105,067	9,047,040	434,415	—	9,586,522

Automobile loans	—	—	522,717	—	522,717

MSRs	—	—	125,679	—	125,679

Derivative assets	23,514	390,361	2,817	(70,559)	346,133

Liabilities
Securitization trust notes payable	—	356,089	—	—	356,089

Derivative liabilities	3,990	233,399	1,851	—	239,240

Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2010
Assets
Mortgage loans held for sale	$—	$699,001	$—	$—	$699,001

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	12,731	—	—	12,731
Federal agencies: Other agencies	—	24,990	—	—	24,990
Municipal securities	—	33,554	—	—	33,554
Other securities	63,105	4,297	—	—	67,402

	63,105	75,572	—	—	138,677

Available-for-sale and other securities:
U.S. Treasury securities	50,334	—	—	—	50,334
Federal agencies: Mortgage-backed	—	4,683,540	—	—	4,683,540
TLGP securities	580,914	—	—	—	580,914
Federal agencies: Other agencies	2,001,730	30,445	—	—	2,032,175
Municipal securities	—	134,582	233,290	—	367,872
Private-label CMO	—	—	276,224	—	276,224
Asset-backed securities	—	979,666	197,958	—	1,177,624
Covered bonds	—	151,310	—	—	151,310
Corporate debt	—	30,154	—	—	30,154
Other securities	54,218	9,051	—	—	63,269

	2,687,196	6,018,748	707,472	—	9,413,416

Automobile loans	401,148	—	189,075	—	590,223

MSRs	—	—	112,155	—	112,155

Derivative assets	980	547,784	11,745	(126,221)	434,288

Liabilities
Securitization trust notes payable	422,294	—	—	—	422,294

Derivative liabilities	9,044	293,741	4,018	—	306,803

Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

(2)	During the 2011 second quarter, Huntington transferred $469.1 million of federal agencies: mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All amounts were previously classified as Level 2 in the fair value hierarchy.

(3)	Amounts were transferred from Level 1 to Level 2 in the 2010 fourth quarter due to lack of sufficient market activity for these securities.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$104,997	$418	$123,800	$88,770	$165,742	$400,935	$—
Total gains / losses:
Included in earnings	(31,173)	7,557	—	(872)	(354)	(3,695)	—
Included in OCI	—	—	—	(2,543)	(9,874)	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Repayments	—	—	—	—	—	(52,711)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(41)	(22,373)	(6,455)	(2,495)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$73,824	$7,934	$101,427	$78,900	$153,019	$344,529	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(31,173)	$7,516	$—	$(2,543)	$(9,874)	$(3,695)	$—

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$132,405	$6,492	$262,128	$394,611	$218,940	$186,388	$—
Total gains / losses:
Included in earnings	(20,250)	3,872	—	(1,598)	(393)	4,887	—
Included in OCI	—	—	—	12,674	(5,312)	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(28,838)	(109,310)	(11,977)	—	—
Repayments	—	—	—	—	—	(2,200)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(1,741)	—	—	—	—	—
Transfers in / out of Level 3	—	(896)	—	(20,153)	(3,300)	—	—

Balance, end of period	$112,155	$7,727	$233,290	$276,224	$197,958	$189,075	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(20,250)	$2,976	$—	$3,727	$(5,928)	$2,687	$—

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—
Total gains / losses:
Included in earnings	(51,855)	7,264	—	(1,255)	(3,615)	(5,079)	—
Included in OCI	—	—	—	1,074	3,716	—	—
Purchases	—	—	1,760	—	—	—	—
Sales	—	—	—	(20,958)	—	—	—
Repayments	—	—	—	—	—	(173,109)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(296)	(50,139)	(21,886)	(9,766)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$73,824	$7,934	$101,427	$78,900	$153,019	$344,529	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(51,855)	$6,968	$—	$769	$3,716	$(5,079)	$—

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of period	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains / losses:
Included in earnings	(64,272)	12,811	—	(5,429)	(4,888)	14,990	—
Included in OCI	—	—	—	37,640	3,263	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(28,837)	(166,704)	(14,608)	—	—
Repayments	—	—	—	—	—	(5,934)	—
Issuances	—	(1,741)	—	—	—	—	—
Settlements	—	893	(73,025)	(66,602)	(8,834)	—	—
Transfers in / out of Level 3 (1)	—	—	323,637	—	(184,073)	180,019	(25,872)

Balance, end of period	$112,155	$7,727	$233,290	$276,224	$197,958	$189,075	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(64,272)	$11,708	$—	$18,613	$2,384	$9,056	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities, and a transfer in of $180.0 million of loans both related to the consolidation of a 2009 automobile trust.

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(31,173)	$7,101	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,029)	(335)	—	—
Interest and fee income	—	—	—	157	(19)	(3,627)	—
Noninterest income	—	456	—	—	—	(68)	—

Total	$(31,173)	$7,557	$—	$(872)	$(354)	$(3,695)	$—

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(20,250)	$3,872	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,159)	(558)	—	—
Interest and fee income	—	—	—	561	165	(3,533)	—
Noninterest income	—	—	—	—	—	8,420	—

Total	$(20,250)	$3,872	$—	$(1,598)	$(393)	$4,887	$—

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(51,855)	$7,763	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,941)	(3,771)	—	—
Interest and fee income	—	—	—	686	156	(8,852)	—
Noninterest income	—	(499)	—	—	—	3,773	—

Total	$(51,855)	$7,264	$—	$(1,255)	$(3,615)	$(5,079)	$—

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(64,272)	$12,811	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(7,027)	(4,975)	—	—
Interest and fee income	—	—	—	1,598	87	(7,933)	—
Noninterest income	—	—	—	—	—	22,923	—

Total	$(64,272)	$12,811	$—	$(5,429)	$(4,888)	$14,990	$—

Assets and liabilities under the fair value option
Huntington has elected the fair value option for certain loans in the held for sale portfolio. The following table presents the fair value and aggregate principal balance of mortgage loans held for sale under the fair value option.

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Fair value	$331,883	$754,117	$699,001
Aggregate outstanding principal balance	317,121	749,982	675,009
The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Net gains (losses) from fair value changes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Assets
Mortgage loans held for sale	$5,823	$2,201	$13,725	$13,475
Automobile loans	(3,695)	(1,242)	(5,079)	3,055
Liabilities
Securitization trust notes payable	(2,485)	(3,929)	(6,102)	(6,142)

	Gains (losses) included in fair value changes
	associated with instrument specific credit risk
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Assets
Automobile loans	$2,498	$403	$4,780	$995
Assets and Liabilities measured at fair value on a nonrecurring basis
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At September 30, 2011, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Nine
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in millions)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Impaired loans	$91.0	$—	$—	$91.0	$25.5
Accrued income and other assets	38.0	—	—	38.0	$(1.8)
Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At September 30, 2011, Huntington identified $91.0 million of impaired loans for which the fair value is recorded based upon collateral value. For the nine-month period ended September 30, 2011, nonrecurring fair value impairment of $25.5 million were recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At September 30, 2011, Huntington had $38.0 million of OREO assets. For the nine-month period ended September 30, 2011, fair value losses of $1.8 million were recorded within noninterest expense.
Fair values of financial instruments
The carrying amounts and estimated fair values of Huntington’s financial instruments at September 30, 2011, December 31, 2010, and September 30, 2010, are presented in the following table:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value	Amount	Value

Financial Assets:
Cash and short-term assets	$2,295,730	$2,295,730	$982,926	$982,926	$1,413,466	$1,413,466
Trading account securities	85,711	85,711	185,404	185,404	138,677	138,677
Loans held for sale	334,606	334,606	793,285	793,285	744,439	744,439
Available-for-sale and other securities	8,713,530	8,713,530	9,895,244	9,895,244	9,723,558	9,723,558
Held-to-maturity securities	658,250	682,897	—	—	—	—
Net loans and direct financing leases	37,992,184	36,655,676	36,857,499	35,403,910	36,164,235	34,894,220
Derivatives	73,824	73,824	346,133	346,133	434,288	434,288

Financial Liabilities:
Deposits	(43,219,727)	(43,368,155)	(41,853,898)	(41,993,567)	(41,072,371)	(41,323,675)
Short-term borrowings	(2,224,986)	(2,200,121)	(2,040,732)	(1,982,545)	(1,859,134)	(1,854,637)
Federal Home Loan Bank advances	(14,157)	(14,157)	(172,519)	(172,519)	(23,643)	(23,843)
Other long-term debt	(1,421,518)	(1,426,460)	(2,144,092)	(2,157,358)	(2,393,071)	(2,400,942)
Subordinated notes	(1,537,293)	(1,423,105)	(1,497,216)	(1,377,851)	(1,202,568)	(1,047,875)
Derivatives	(295,872)	(295,872)	(239,240)	(239,240)	(306,803)	(306,803)
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
Derivatives used in Asset and Liability Management Activities
A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At September 30, 2011, December 31, 2010, and September 30, 2010, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $38.0 million, $39.9 million, and $45.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
At September 30, 2011, Huntington pledged $199.0 million of investment securities and cash collateral to counterparties, while other counterparties pledged $141.7 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide $3.4 million of additional collateral.
The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2011, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$7,045,000	$7,045,000
Investment securities	—	50,000	50,000
Deposits	988,912	—	988,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at September 30, 2011	$1,621,912	$7,095,000	$8,716,912

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2011:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps — receive fixed — generic	$7,095,000	1.9	$80,447	1.49%	0.59%

Total asset conversion swaps	7,095,000	1.9	80,447	1.49	0.59
Liability conversion swaps
Liability conversion swaps — receive fixed — generic	1,591,912	3.8	115,090	2.53	0.36
Liability conversion swaps — receive fixed — callable	30,000	9.0	425	2.98	—

Total liability conversion swaps	1,621,912	3.9	115,515	2.54	0.36

Total swap portfolio	$8,716,912	2.2	$195,962	1.68%	0.55%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $27.4 million and $43.9 million for the three-month periods ended September 30, 2011, and 2010, respectively. For the nine-month periods ended September 30, 2011 and 2010, the net amounts resulted in an increase to net interest income of $89.3 million and $150.3 million, respectively.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.9 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.9 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2011, the fair value of the swap liability of $0.9 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.
The following table presents the fair values at September 30, 2011, December 31, 2010, and September 30, 2010 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.
Asset derivatives included in accrued income and other assets:

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$195,962	$127,346	$190,045
Interest rate contracts not designated as hedging instruments	330,929	263,015	357,739
Foreign exchange contracts not designated as hedging instruments	20,447	2,845	—

Total contracts	$547,338	$393,206	$547,784

Liability derivatives included in accrued expenses and other liabilities

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Interest rate contracts designated as hedging instruments	$—	$—	$—
Interest rate contracts not designated as hedging instruments	265,928	233,805	297,380
Foreign exchange contracts not designated as hedging instruments	17,977	3,107	2,440

Total contracts	$283,905	$236,912	$299,820

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$2,922	$9,083	$3,831	$14,664
Change in fair value of hedged deposits (1)	(2,870)	(9,958)	(3,949)	(14,970)
Change in fair value of interest rate swaps hedging subordinated notes (2)	41,170	7,817	46,407	24,178
Change in fair value of hedged subordinated notes (2)	(41,170)	(7,817)	(46,407)	(24,178)
Change in fair value of interest rate swaps hedging other long-term debt (2)	2,138	1,267	2,527	3,820
Change in fair value of hedged other long-term debt (2)	(2,138)	(1,267)	(2,527)	(3,820)

(1)	Effective portion of the hedging relationship is recognized in Interest expense — deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

(2)	Effective portion of the hedging relationship is recognized in Interest expense — subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
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
The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and nine-month periods ended September 30, 2011 and 2010 for derivatives designated as effective cash flow hedges:

				Amount of (gain) or loss
	Amount of gain or			reclassified from
	(loss) recognized in			accumulated OCI into
	OCI on derivatives			earnings (effective
	(effective portion)			portion)
Derivatives in cash flow	Nine Months Ended			Nine Months Ended
hedging relationships	September 30,		Location of gain or (loss) reclassified from	September 30,
(dollar amounts in thousands)	2011	2010	accumulated OCI into earnings (effective portion)	2011	2010
Interest rate contracts
Loans	$12,880	$81,517	Interest and fee income - loans and leases	$3,776	$(100,623)
Investment Securities	847	—	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - subordinated notes and other long-term debt	—	2,580
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	20	(1,264)
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$13,727	$81,517		$3,796	$(99,307)

During the next twelve months, Huntington expects to reclassify to earnings $35.1 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010

Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	(261)	89	(147)	663
FHLB Advances	—	—	—	—
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
The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2011, December 31, 2010, and September 30, 2010, were $54.3 million, $46.3 million, and $38.8 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $10.7 billion, $9.8 billion, and $9.4 billion at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $330.9 million, $263.0 million, and $357.7 million at the same dates, respectively.
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

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Derivative assets:
Interest rate lock agreements	$8,963	$2,817	$11,745
Forward trades and options	134	20,669	980

Total derivative assets	9,097	23,486	12,725

Derivative liabilities:
Interest rate lock agreements	(124)	(1,445)	(379)
Forward trades and options	(11,843)	(883)	(6,604)

Total derivative liabilities	(11,967)	(2,328)	(6,983)

Net derivative asset (liability)	$(2,870)	$21,158	$5,742

The total notional value of these derivative financial instruments at September 30, 2011, December 31, 2010, and September 30, 2010, was $1.4 billion, $2.6 billion, and $2.8 billion, respectively. The total notional amount at September 30, 2011, corresponds to trading assets with a fair value of $13.2 million and trading liabilities with a fair value of $0.7 million. Total MSR hedging gains and (losses) for the three-month periods ended September 30, 2011 and 2010, were $30.3 million and $24.3 million, respectively, and $39.1 million and $82.5 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Included in total MSR hedging gains and losses for the three-month periods ended September 30, 2011 and 2010 were gains and (losses) related to derivative instruments of $30.2 million and $24.2 million, respectively, and $39.2 million and $81.9 million for the nine-month periods ended September 30, 2011, and September 30, 2010, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15. VIEs
Consolidated VIEs
Consolidated VIEs at September 30, 2011, consisted of the Franklin 2009 Trust and certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
The carrying amount and classification of the trusts’ assets and liabilities that are included in the Unaudited Condensed Consolidated Balance Sheet are as follows:

	September 30, 2011
	Franklin
(dollar amounts in thousands)	2009 Trust	2009 Trust	2008 Trust	2006 Trust	Total
Assets:
Cash	$—	$20,095	$14,551	$56,132	$90,778
Loans and leases	—	344,535	164,095	810,666	1,319,296
Allowance for loan and lease losses	—	—	(1,444)	(7,134)	(8,578)

Net loans and leases	—	344,535	162,651	803,532	1,310,718
Accrued income and other assets	1,753	1,607	667	3,145	7,172

Total assets	$1,753	$366,237	$177,869	$862,809	$1,408,668

Liabilities:
Other long-term debt	$—	$173,000	$40,887	$450,365	$664,252
Accrued interest and other liabilities	988	388	65	102	1,543

Total liabilities	$988	$173,388	$40,952	$450,467	$665,795

Unconsolidated VIEs
Unconsolidated VIEs at September 30, 2011, consisted of an automobile loan and lease securitization trust formed in 2011. Huntington has concluded that it is not the primary beneficiary of this trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. Huntington is not required, and does not currently intend, to provide any additional financial support to this trust. Investors and creditors only have recourse to the assets held by the trust.
The carrying amount and classification of the trust’s assets and liabilities that are not included in the Unaudited Condensed Consolidated Balance Sheet were as follows:

September 30, 2011
(dollar amounts in thousands)	2011 Trust
Assets:
Cash	$34,629
Loans and leases	994,052
Allowance for loan and lease losses	—

Net loans and leases	994,052
Accrued income and other assets	2,190

Total assets	$1,030,871

Liabilities:
Other long-term debt	$1,000,000
Accrued interest and other liabilities	792

Total liabilities	$1,000,792

TRUST-PREFERRED SECURITIES
Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust-preferred securities outstanding at September 30, 2011, follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary (2)
Huntington Capital I	0.95	%(3)	$138,816	$6,186
Huntington Capital II	0.97	(4)	55,093	3,093
Huntington Capital III	6.69		114,094	10
BancFirst Ohio Trust Preferred	8.54		23,206	619
Sky Financial Capital Trust I	8.56		64,264	1,856
Sky Financial Capital Trust II	3.19	(5)	30,929	929
Sky Financial Capital Trust III	1.71	(6)	77,320	2,320
Sky Financial Capital Trust IV	1.64	(6)	77,320	2,320
Prospect Trust I	3.50	(7)	6,186	186

Total			$587,228	$17,519

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Huntington’s investment in the unconsolidated trusts represents the only risk of loss.

(3)	Variable effective rate at September 30, 2011, based on three month LIBOR + 0.70.

(4)	Variable effective rate at September 30, 2011, based on three month LIBOR + 0.625.

(5)	Variable effective rate at September 30, 2011, based on three month LIBOR + 2.95.

(6)	Variable effective rate at September 30, 2011, based on three month LIBOR + 1.40.

(7)	Variable effective rate at September 30, 2011, based on three month LIBOR + 3.25.
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
Huntington does not have the power to direct the activities of these VIEs that most significantly affect their economic performance and is not the primary beneficiary. Huntington uses the equity method to account for the majority of its investments in these entities. These investments are included in accrued income and other assets. At September 30, 2011, December 31, 2010, and September 30, 2010, Huntington had commitments of $345.8 million, $316.0 million, and $269.4 million, respectively, of which $304.1 million, $260.1 million, and $238.9 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments to extend credit
In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at September 30, 2011, December 31, 2010, and September 30, 2010, were as follows:

	September 30,	December 31,	September 30,
(dollar amounts in millions)	2011	2010	2010
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$7,471	$5,933	$5,854
Consumer	5,828	5,406	5,264
Commercial real estate	535	546	644
Standby letters of credit	548	607	477
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
Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.5 million, $2.2 million, and $2.0 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.
Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2011, Huntington had $548 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $548 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.
Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of September 30, 2011, approximately $84 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $396 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $68 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.
Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.
Commitments to sell loans
Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At September 30, 2011, December 31, 2010, and September 30, 2010, Huntington had commitments to sell residential real estate loans of $673.5 million, $998.7 million, and $1,254.4 million, respectively. These contracts mature in less than one year.
Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city and foreign jurisdictions. Federal income tax audits have been completed through 2007. In the 2011 third quarter, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2005 and forward.

The IRS has proposed adjustments to the Company’s previously filed tax returns. Management believes the tax positions taken by the Company related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intends to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position.
Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At September 30, 2011, Huntington had gross unrecognized tax benefits of $11.9 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits amounted to $2.1 million as of September 30, 2011. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
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
In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $160.0 million at September 30, 2011. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.
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
The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2010 Form 10-K for events occurring during the first nine-month period of 2011:
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
On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Teleservices, against Cyberco and the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank has requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Subsequently, at a pre-motion conference, the District Court, in lieu of allowing the Bank to file a summary judgment motion, ordered the case to be tried on January 17, 2012, in a one day bench trial, and entered a scheduling order governing all pretrial conduct.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleges was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleges preferential transfers in the amount of $9.7 million. On August 11, 2011, the District Court ordered the case to be tried in April 2012, and entered a pretrial order governing all pretrial conduct. Subsequently, the Bank filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. This motion is currently pending.
The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses in the 2010 fourth quarter. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $9.7 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from November 17, 2003, through April 30, 2004. The trustee then filed an amended motion for summary judgment on her affirmative case and a hearing was held on July 1, 2011. The motion in currently pending. In accordance with the District Court’s scheduling order, the Bank filed a motion for summary judgment on September 16, 2011, and a motion to add El Camino and the Cyberco trustee as necessary parties. These motions remain pending. If summary judgment does not enter for either party, the case is scheduled for trial in January 2012.
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
17. PARENT COMPANY FINANCIAL STATEMENTS
The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Assets
Cash and cash equivalents (1)	$697,247	$615,167	$858,965
Due from The Huntington National Bank	953,074	954,565	953,074
Due from non-bank subsidiaries	197,809	225,560	246,458
Investment in The Huntington National Bank	4,031,232	3,515,597	3,524,432
Investment in non-bank subsidiaries	795,518	790,248	813,788
Accrued interest receivable and other assets	126,527	110,181	167,712

Total assets	$6,801,407	$6,211,318	$6,564,429

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$100	$687
Long-term borrowings	932,434	937,434	637,434
Dividends payable, accrued expenses, and other liabilities	468,494	293,242	358,905

Total liabilities	1,400,928	1,230,776	997,026

Shareholders’ equity (2)	5,400,479	4,980,542	5,567,403

Total liabilities and shareholders’ equity	$6,801,407	$6,211,318	$6,564,429

(1)	Includes restricted cash of $125,000.

(2)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Nine Months Ended
Statements of Income	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	—	15,000	31,000	33,000
Interest from
The Huntington National Bank	20,248	20,611	60,644	62,351
Non-bank subsidiaries	2,007	2,873	6,962	9,322
Other	489	461	1,529	2,537

Total income	22,744	38,945	100,135	107,210

Expense
Personnel costs	10,251	9,751	24,581	22,769
Interest on borrowings	8,834	6,028	26,256	17,303
Other	14,692	11,416	34,722	37,321

Total expense	33,777	27,195	85,559	77,393

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(11,033)	11,750	14,576	29,817
Provision (benefit) for income taxes	(8,783)	(656)	(9,798)	15,088

Income (loss) before equity in undistributed net income of subsidiaries	(2,250)	12,406	24,374	14,729
Increase (decrease) in undistributed net income of:
The Huntington National Bank	143,140	95,156	402,040	196,214
Non-bank subsidiaries	2,501	(6,616)	(10,659)	(21,496)

Net income	$143,391	$100,946	$415,755	$189,447

	Nine Months Ended
Statements of Cash Flows	September 30,
(dollar amounts in thousands)	2011	2010

Operating activities
Net income	$415,755	$189,447
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(434,018)	(192,718)
Depreciation and amortization	549	765
Other, net	134,089	(76,881)

Net cash provided by (used for) operating activities	116,375	(79,387)

Investing activities
Repayments from subsidiaries	(28,415)	(384,162)
Advances to subsidiaries	99,023	43,572

Net cash provided by (used for) investing activities	70,608	(340,590)

Financing activities
Payment of borrowings	(5,100)	(604)
Dividends paid on preferred stock	(23,110)	(75,537)
Dividends paid on common stock	(27,042)	(21,437)
Redemption of Warrant to the Treasury	(49,100)	—
Other, net	(551)	(19)

Net cash provided by (used for) financing activities	(104,903)	(97,597)

Change in cash and cash equivalents	82,080	(517,574)
Cash and cash equivalents at beginning of period	615,167	1,376,539

Cash and cash equivalents at end of period	$697,247	$858,965

Supplemental disclosure:
Interest paid	$26,256	$17,303
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

Business Banking is a dynamic and growing part of Huntington’s business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues less than $15 million and consists of approximately 130,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs, from our program helping businesses that had struggled in the economic downturn but are now showing several quarters of profitability, to our participation in the Small Business Administration programs. As of September 30, 2011, the SBA reported that Huntington ranked first in our footprint and third in the nation in the number of SBA loans originated during the SBA fiscal year.
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

Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2011, December 31, 2010, and September 30, 2010, reported results by business segment:

	Three Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated

2011
Net interest income	$229,613	61,320	94,380	49,381	(28,216)	$406,478
Provision for credit losses	36,467	16,530	(19,979)	10,568	—	43,586
Noninterest income	110,756	34,030	28,362	54,565	30,846	258,559
Noninterest expense	246,441	50,329	40,347	92,416	9,585	439,118
Income taxes	20,111	9,972	35,831	337	(27,309)	38,942

Operating/reported net income	$37,350	$18,519	$66,543	$625	$20,354	$143,391

2010
Net interest income	$220,192	$53,970	86,105	43,626	6,069	$409,962
Provision for credit losses	59,316	3,731	37,132	18,983	(2)	119,160
Noninterest income	101,900	27,000	21,368	89,303	27,572	267,143
Noninterest expense	232,028	40,711	40,318	88,623	25,629	427,309
Income taxes	10,762	12,785	10,508	8,863	(13,228)	29,690

Operating/reported net income	$19,986	$23,743	$19,515	$16,460	$21,242	$100,946

	Nine Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated

2011
Net interest income	$702,666	178,787	271,510	145,614	(84,432)	$1,214,145
Provision for credit losses	94,825	23,957	(30,050)	40,036	—	128,768
Noninterest income	311,598	94,657	57,886	187,443	99,687	751,271
Noninterest expense	705,216	142,189	125,649	265,151	60,021	1,298,226
Income taxes	74,978	37,554	81,829	9,755	(81,449)	122,667

Operating/reported net income	$139,245	$69,744	$151,968	$18,115	$36,683	$415,755

2010
Net interest income	$637,863	155,686	247,319	$120,511	$42,132	$1,203,511
Provision for credit losses	150,320	57,607	202,440	45,700	91,507	547,574
Noninterest income	300,444	80,667	58,625	246,704	91,198	777,638
Noninterest expense	670,458	115,457	114,366	261,876	77,056	1,239,213
Income taxes	41,136	22,151	(3,802)	20,875	(75,445)	4,915

Operating/reported net income	$76,393	$41,138	$(7,060)	$38,764	$40,212	$189,447

	Assets at			Deposits at
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(dollar amounts in millions)	2011	2010	2010	2011	2010	2010

Retail & Business Banking	$13,650	$13,088	$13,147	$28,095	$29,298	$28,735
Regional & Commercial Banking	9,757	8,720	8,286	4,173	3,538	3,217
AFCRE	12,351	13,233	13,078	817	753	776
WGH	7,132	6,971	6,756	9,013	7,449	7,247
Treasury / Other	12,089	11,808	11,980	1,122	816	1,097

Total	$54,979	$53,820	$53,247	$43,220	$41,854	$41,072

Item 3:	Quantitative and Qualitative Disclosures about Market Risk
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

101 **
The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)
Date: October 31, 2011	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: October 31, 2011	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer