Form 10-K
period 2011-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2012-02-17
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Title of class

Floating Rate Series B Non-Cumulative Perpetual Preferred Stock

Depositary Shares (each representing a 1/40th interest in a share of Floating Rate Series B Non-Cumulative Perpetual Preferred Stock)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)        ☐  Yes        ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, determined by using a per share closing price of $6.56, as quoted by NASDAQ on that date, was $5,533,232,959. As of January 31, 2012, there were 864,378,203 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

i

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset-Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CapPR	Federal Reserve Board’s Capital Plan Review
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
FRB	Federal Reserve Bank
Freddie Mac	(see FHLMC)
FSP	Financial Stability Plan

FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GSIFI	Globally Systemically Important Financial Institution
GSE	Government Sponsored Enterprise
HAMP	Home Affordable Modification Program
HARP	Home Affordable Refinance Program
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
PFG	Private Financial, Capital Markets, and Insurance Group
Reg E	Regulation E, of the Electronic Fund Transfer Act
SAD	Special Assets Division
SEC	Securities and Exchange Commission
SIFI	Systemically Important Financial Institution
Sky Financial	Sky Financial Group, Inc.
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock, repurchased in 2010
TCE	Tangible Common Equity

TDR	Troubled Debt Restructured loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 11,245 full-time equivalent employees. Through the Bank, we have 146 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2011, the Bank had 652 branches as follows:

•	376 branches in Ohio

•	123 branches in Michigan

•	58 branches in Pennsylvania

•	51 branches in Indiana

•	31 branches in West Virginia

•	13 branches in Kentucky

Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio, and a limited purpose office located in the Cayman Islands, and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. For each of our four business segments, we expect the combination of our business model and exceptional service to provide a competitive advantage that supports revenue and earnings growth. Our business model emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local delivery and customer service.

A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our Optimal Customer Relationship (OCR) sales and service process. The objectives of OCR are to:

1.	Provide a consultative sales approach to provide solutions that are specific to each customer.

2.	Leverage each business segment in terms of its products and expertise to benefit the customer.

3.	Target prospects who may want to have their full relationship with us.

Following is a description of our four business segments and Treasury / Other function:

•

Retail and Business Banking — This segment provides financial products and services to consumer and small business customers located within our primary banking markets consisting of five areas covering the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Its products include individual and small business checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumers and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Retail and Business Banking provides these services through a banking network of over 600 traditional branches and convenience branches located in grocery stores. In addition, alternative distribution channels are available to customers including internet and mobile banking, telephone banking, and over 1,300 ATMs.

•

Regional and Commercial Banking — This segment provides a wide array of products and services to the middle market and large corporate client base located primarily within our core geographic banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our primary bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, mezzanine investment capabilities, and employee benefit programs (e.g. insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as government entities, not-for-profit organizations, health-care entities, and large, publicly traded companies.

•

Automobile Finance and Commercial Real Estate — This segment provides lending and other banking products and services to customers outside of our normal retail or commercial channels. More specifically, we serve automotive dealerships, retail customers who obtain financing at the dealerships, professional real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of our customers are located in our primary banking markets. Our products and services include financing for the purchase of automobiles by customers of automotive dealerships; financing for the purchase of new and used vehicle inventory by automotive dealerships; and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. We also provide other banking products and services to our customers as well as their owners or principals. These products and services are delivered through: (1) relationships with established automobile dealerships, (2) relationships with developers in our primary banking markets believed to be experienced, well-managed, and well-capitalized and are capable of operating in all phases of the real estate cycle (top-tier developers), (3) leads through community involvement, and (4) referrals from other professionals.

•

Wealth Advisors, Government Finance, and Home Lending — This segment provides wealth management banking services to high net worth customers in our primary banking markets and in Florida by utilizing a cohesive model that employs a unified sales force to deliver products and services directly and through the other segments. We provide these products and services through a unified sales team, which consists of former private bankers, trust officers, and investment advisors; Huntington Asset Advisors, which provides investment management services; Huntington Asset Services, which offers administrative and operational support to fund complexes; and retirement plan services. We also provide banking products and services to government entities across our primary banking markets by utilizing a team of relationship managers providing public finance, brokerage, trust, lending, and treasury management services. We originate and service consumer loans to customers who are generally located in our primary banking markets. Consumer lending products are distributed to these customers primarily through the Retail and Business Banking segment and commissioned loan originators.

A Treasury / Other function includes our insurance brokerage business, which specializes in commercial property and casualty, employee benefits, personal lines, life and disability and specialty lines of insurance. We also provide brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker we do not assume underwriting risks; instead we provide our customers with quality, noninvestment insurance contracts. The Treasury / Other function also includes technology and operations, other unallocated assets, liabilities, revenue, and expense.

The financial results for each of these business segments are included in Note 25 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A.

Competition

Although there has been consolidation in the financial services industry, our markets remain competitive. We compete with other banks and financial services companies such as savings and loans, credit unions, and finance and trust companies, as well as mortgage banking companies, automobile and equipment financing companies (including captive automobile finance companies), insurance companies, mutual funds, investment advisors, and brokerage firms, both within and outside of our primary market areas. Internet companies are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.

We compete for loans primarily on the basis of a combination of value and service by building customer relationships as a result of addressing our customers’ entire suite of banking needs, demonstrating expertise, and providing convenience to our customers. We also consider the competitive pricing pressures in each of our markets.

We compete for deposits similarly on a basis of a combination of value and service and by providing convenience through a banking network of over 600 branches and over 1,300 ATMs within our markets and our award-winning website at www.huntington.com. We have also instituted new and more customer friendly practices, such as our 24-Hour Grace® account feature, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2011, in the top 12 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits	Market Share
		(in millions)
Columbus, OH	1	$10,318	24%
Cleveland, OH	5	4,056	8
Detroit, MI	8	3,239	4
Toledo, OH	1	2,350	24
Pittsburgh, PA	8	2,342	3
Cincinnati, OH	5	2,101	3
Indianapolis, IN	4	2,061	7
Youngstown, OH	1	1,915	21
Canton, OH	1	1,557	28
Grand Rapids, MI	3	1,353	11
Akron, OH	5	896	8
Charleston, WV	4	594	10

Source: FDIC.gov, based on June 30, 2011 survey.

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

Regulatory Matters

We are subject to regulation by the SEC, the Federal Reserve, the OCC, the CFPB, and other federal and state regulators.

Because we are a public company, we are subject to regulation by the SEC. The SEC has established four categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a large accelerated filer and, as such, must comply with SEC accelerated reporting requirements.

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

The Bank, which is chartered by the OCC, is a national bank, and our only bank subsidiary. It is subject to examination and supervision by the OCC and by the CFPB established by the Dodd-Frank Act. Our nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of nonbank subsidiaries of the Bank, by the OCC. Our subsidiaries are subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the Financial Industry Regulatory Authority.

The Bank is subject to affiliate transaction restrictions under federal law, which limit certain transactions generally involving the transfer of funds by a subsidiary bank or its subsidiaries to its parent corporation or any nonbank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases, or otherwise undertaking certain obligations on behalf of such affiliates. Furthermore, covered transactions which are loans and extensions of credit must be secured within specified amounts. In addition, all covered transactions and other affiliate transactions must be conducted on a market terms basis and under circumstances that are substantially the same as such transactions with unaffiliated entities.

Legislative and regulatory reforms continue to have significant impacts throughout the financial services industry.

In July 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act, which is complex and broad in scope, established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry more generally. With the appointment of a director for the CFPB in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act. While the overall impact cannot be predicted with any degree of certainty, we are impacted by the Dodd-Frank Act primarily in the area of capital requirements.

In addition to the impact of federal and state regulation, the Bank and our nonbank subsidiaries are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Our Tier 1 risk-based capital will be negatively impacted by the Collins Amendment provisions of the Dodd-Frank Act.

The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institution as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. Over a three year phase-out period beginning on January 1, 2013, trust preferred securities will no longer qualify as Tier 1 risk-based capital for certain bank holding companies, including us. We have plans in place, including the fourth quarter 2011 trust preferred securities redemption, to minimize the impact of this amendment on us.

Large bank holding companies are now required to submit annual capital plans to the Federal Reserve and conduct stress tests.

The Federal Reserve published final amendments to Regulation Y to require large bank holding companies to submit capital plans to the Federal Reserve on an annual basis and to require such bank holding companies to obtain approval from the Federal Reserve under certain circumstances before making a capital distribution. This rule applies to us and all other bank holding companies with $50 billion or more of total consolidated assets. The first capital plans required under these rules were due on January 9, 2012. A large bank holding company’s capital plan must include an assessment of the expected uses and sources of capital over at least the next nine quarters, a detailed description of the entity’s process for assessing capital adequacy, the entity’s capital policy, and a discussion of any expected changes to the banking holding company’s business plan that are likely to have a material impact on the firm’s capital adequacy or liquidity. The Federal Reserve will either object to a capital plan, in whole or in part, or provide a notice of non-objection by March 31, 2012, for plans submitted by the January 9, 2012 submission date. If the Federal Reserve objects to a capital plan, the bank holding company may not make any capital distribution other than those with respect to which the Federal Reserve has indicated its non-objection. While we can give no assurances as to the outcome or specific interactions with the regulators, we believe we have a strong capital position.

The Federal Reserve, FDIC, and OCC banking regulators issued proposed rules to implement section 165 of the Dodd-Frank Act which requires financial institutions with total consolidated assets of more than $10 billion (“covered banks”) to conduct certain stress tests on an annual basis. The Federal Reserve issued their final capital plan rule in late 2011 and recently released proposed rules for the enhanced prudential standards requirements for bank holding companies having assets of $50 billion or more. The OCC and FDIC have separately released their proposed rules regarding annual stress tests. The Dodd-Frank Act requires these regulations to define the term “stress test”; establish methodologies for the conduct of the stress tests that measure the Tier 1 common risk-based capital ratio under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions; establish the form and content of a required regulatory report on the stress tests; and require covered banks to publish a summary of the results of their stress tests. We submitted our capital plan to the Federal Reserve in January 2012. We are currently evaluating the impacts to us under the OCC and FDIC proposals and may need to file additional capital plans with these regulators.

The regulatory capital rules indicate that common stockholders’ equity should be the dominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. Under the Dodd-Frank Act, the ratio of Tier 1 common equity to risk-weighted assets became significant as a measurement of the predominance of common equity in Tier 1 capital and an indication of the quality of capital. There is currently no mandated minimum for the Tier 1 common risk-based capital ratio.

We are required to submit a resolution plan to the Federal Reserve and the FDIC.

The Federal Reserve and FDIC have issued final regulations as required by section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as “living wills.” The Federal Reserve and FDIC issued final rules applicable to bank holding companies with assets of $50 billion or more, which became effective November 30, 2011. The FDIC issued final rules applicable to insured depository institutions with assets of $50 billion or more, which will become effective April 1, 2012. Insured depository institutions with $50 billion or more in total assets, like us, must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, bank holding companies, like us, with assets of $50 billion or more are required to submit to the Federal Reserve and the FDIC a plan that, in the event of material financial distress or failure, establishes the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tiered approach for complying with the requirements based on materiality of the institution. Currently, we are required to submit resolution plans as prescribed by December 31, 2013.

Rules have been proposed to implement the Volcker Rule.

In October 2011, the Federal Reserve issued proposed rules to implement the “Volcker Rule” required by the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions are expected to impact the ability of U.S. banking organizations to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The proposed rules would also effectively prohibit short-term trading strategies by any U.S. banking organization if those strategies involve instruments other than those specifically permitted for trading. We do not anticipate that impacts of the proposed rules will be material to our results of operations or financial position.

Compliance with Regulation E has reduced our revenues.

In November 2009, the Federal Reserve Board amended Regulation E under the Electronic Fund Transfer Act to prohibit banks from charging overdraft fees for ATM or point-of-sale debit card transactions that overdrew the account unless customers opt-in to the discretionary overdraft service and to require banks to explain the terms of their overdraft services and their fees for the services (Regulation E Amendment). Compliance with the Regulation E Amendment was required by July 1, 2010. We complied with the Regulation E Amendment by alerting our customers that we no longer cover such overdrafts unless they opt-in to our overdraft service and disclosed the terms of our service and our fees for the service.

The rules effecting debit card interchange fees under the Durbin Amendment, which became effective on October 1, 2011, have negatively impacted our electronic banking income.

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, our 2011 fourth quarter electronic banking income declined $17.3 million from the 2011 third quarter.

The FDIC Deposit Insurance assessment changes have not had a material impact on our consolidated financial statements.

With the enactment of the Dodd-Frank Act, major changes were introduced to the FDIC deposit insurance system. Under the Dodd-Frank Act, the FDIC has until the end of September 2020 to bring its reserve ratio to the new statutory minimum of 1.35%. New rules amending the deposit insurance assessment regulations under the requirements of the Dodd-Frank Act have been adopted, including a final rule designating 2% as the designated reserve ratio and a final rule extending temporary unlimited deposit insurance to noninterest bearing transaction accounts. On February 7, 2011, the FDIC adopted regulations that were effective for the 2011 second quarter assessment and payable in September 2011, which outlined significant changes in the risk-based premiums approach for banks with over $10 billion of assets and created a scorecard system. The scorecard system uses a performance score and loss severity score, which aggregate to an initial base assessment rate. The assessment base also changed from deposits to an institution’s average total assets minus its average tangible equity. The 2011 FDIC assessment impact on our Consolidated Financial Statements from these assessment changes was not materially different than the prior period.

There are restrictions on our ability to pay dividends.

Dividends from the Bank to the parent company are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to the holding company. Regulatory approval is required prior to the declaration of any dividends in an amount greater than its undivided profits or if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, less any required transfers to surplus or common stock. As a result, for the year ended December 31, 2011, the Bank could not have declared and paid any cash dividends to the parent company.

Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter for a capital reduction to enable payment of periodic dividends to shareholders outside the Bank’s consolidated group on preferred and common stock of its REIT and capital financing subsidiaries. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. With the exception of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends to the holding company during 2012.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if the Bank were to pay dividends. The Federal Reserve and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additionally, the Federal Reserve may prohibit bank holding companies from making any capital distributions, including payment of preferred and common dividends, if the Federal Reserve objects to the annual capital plan.

We are subject to the current capital requirements mandated by the Federal Reserve.

The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements. Banking regulators are finalizing changes to capital requirements that are expected to incorporate many of the Basel III capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•

Tier 1 risk-based capital, or core capital, which includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and nonqualifying intangible and servicing assets.

•

Tier 2 risk-based capital, or supplementary capital, which includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the ACL, up to 1.25% of risk-weighted assets.

•	Total risk-based capital is the sum of Tier 1 and Tier 2 risk-based capital.

The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased MSRs, nonmortgage servicing assets, and purchased credit card relationships intangible assets, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.

Under the risk-based guidelines to remain adequately-capitalized, financial institutions are required to maintain a total risk-based capital ratio of 8%, with 4% being Tier 1 risk-based capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

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

Throughout 2011, our regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions. An institution is deemed to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

		Well- capitalized minimums	At December 31, 2011
			Actual	Excess Capital(1)
(dollar amounts in billions)
Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	10.28%	$2.9
	Bank	5.00	7.89	1.6
Tier 1 risk-based capital ratio	Consolidated	6.00	12.11	2.8
	Bank	6.00	9.30	1.5
Total risk-based capital ratio	Consolidated	10.00	14.77	2.2
	Bank	10.00	12.60	1.2

(1)	Amount greater than the well-capitalized minimum percentage.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.3 billion of such brokered deposits at December 31, 2011.

Under the Dodd-Frank Act, important changes will be implemented beginning January 1, 2013, concerning the capital requirements for financial institutions.

As a bank holding company, we must act as a source of financial and managerial strength to the Bank and the Bank is subject to affiliate transaction restrictions.

Under the Dodd-Frank Act, a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and must commit resources to support each such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

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

As a financial holding company, we are subject to additional laws and regulations.

In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both well-capitalized and well-managed, and must meet their Community Reinvestment Act obligations.

Financial holding company powers relate to financial activities that are specified in the Bank Holding Company Act or determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The Gramm-Leach-Bliley Act amends the Bank Holding Company Act and designates certain activities as financial in nature, including:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities,

•	underwriting insurance or annuities,

•	providing financial or investment advice,

•	underwriting, dealing in, or making markets in securities,

•	merchant banking, subject to significant limitations,

•	insurance company portfolio investing, subject to significant limitations, and

•	any activities previously found by the Federal Reserve to be closely related to banking.

The Gramm-Leach-Bliley Act amendments also authorize the Federal Reserve, in coordination with the Secretary of the Treasury, to determine if additional activities are financial in nature or incidental to activities that are financial in nature.

In addition, we are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. Furthermore, the Dodd-Frank Act added a new provision to the Bank Holding Company Act, which requires bank holding companies with total consolidated assets equal to or greater than $50 billion to obtain prior approval from the Federal Reserve to acquire a nondepository company having total consolidated assets of $10 billion or more.

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

Under the Fair and Accurate Credit Transactions Act of 2003, our customers may also opt-out of certain information sharing between and among us and our affiliates. We are also subject, in connection with our lending and deposit-taking activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Truth in Savings Act, the Electronic Funds Transfer Act, and the Expedited Funds Availability Act.

The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting, and reporting requirements on us. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosures relating to corporate insiders and insider transactions, code of ethics, and the effectiveness of internal controls over financial reporting.

In 2008, we sold TARP Capital and a warrant to purchase shares of common stock to the Treasury pursuant to the CPP under TARP. We repurchased the TARP Capital in the 2010 fourth quarter and our warrant in the 2011 first quarter.

On December 19, 2010, we sold $920.0 million of our common stock and $300.0 million of subordinated debt in public offerings. On December 22, 2010, these proceeds, along with other available funds, were used to complete the repurchase of $1.4 billion of our TARP Capital. On January 19, 2011, we repurchased the warrant for our common stock associated with our participation in the TARP CPP for $49.1 million, or $2.08 for each of the 23.6 million common shares to which the Treasury was entitled. Prior to this repurchase, we were in compliance with all TARP standards, restrictions, and dividend payment limitations. Because of the repurchase of our TARP Capital, we are no longer subject to the TARP-related restrictions on dividends, stock repurchases, or executive compensation.

Available Information

This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

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

On a periodic basis, the two committees meet in joint session to cover matters relevant to both such as the construct and appropriateness of the ACL, which is reviewed quarterly.

We maintain a philosophy that each colleague is responsible for risk. This is manifested by the design of a risk management organization that places emphasis on risk-ownership by risk-takers. We believe that by placing ownership of risk within its related business segment, attention to, and accountability for, risk is heightened.

Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other aware recipients), equity deferrals, holdbacks, clawback provisions, and the right to terminate compensation plans at any time when undesirable outcomes may result.

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

In 2010, we enhanced our process of risk-based capital attribution. Our economic capital model was upgraded and integrated into a more robust system of stress testing in 2011. We believe this tool has further enhanced our ability to manage to the defined risk appetite. Our board level Capital Planning Committee will monitor and react to output from the integrated modeling process.

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

Risk Overview

We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is (a) the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or financial institution market specific issues, and (b) the risk of loss based on our ability to satisfy current or future funding commitments due to the mix and maturity structure of our balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, (4) operational risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks, and (5) compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

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

Credit Risks:

1.	Our ACL level may prove to be inappropriate or be negatively affected by credit risk exposures which could materially adversely affect our net income and capital.

Our business depends on the creditworthiness of our customers. Our ACL of $1.0 billion at December 31, 2011, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

3.	Uncertain economic conditions in our markets could result in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Like all financial institutions, we are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2011, we had:

•	$8.2 billion of home equity loans and lines, representing 21% of total loans and leases.

•	$5.2 billion in residential real estate loans, representing 13% of total loans and leases.

•

$4.4 billion of Federal Agency mortgage-backed securities, $0.1 billion of private label CMOs, and less than $0.1 billion of Alt-A mortgage-backed securities that could be negatively affected by a decline in home values.

•	$0.3 billion of bank owned life insurance investments primarily in mortgage-backed securities.

Because of the decline in home values, some of our borrowers have mortgages that exceed the value of their homes. The decline in home values, coupled with the weakened economy, has increased short sales and foreclosures. The reduced levels of home sales have had a materially adverse effect on the prices achieved on the sale of foreclosed properties. Continued decline in home values may escalate these problems resulting in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

Market Risks:

1.	Changes in interest rates could reduce our net interest income, reduce transactional income, and negatively impact the value of our loans, securities, and other assets. This could have a material adverse impact on our cash flows, financial condition, results of operations, and capital.

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.

At December 31, 2011, $2.8 billion, or 14%, of our commercial loan portfolio, and $2.6 billion, or 50%, of our residential mortgage portfolio, as measured by the aggregate outstanding principal balances, was fixed-rate loans and the remainder was adjustable-rate loans. As interest rates rise, the payment by the borrower on adjustable-rate loans increases to the extent permitted by the terms of the loan, and the higher payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on fixed-rate loans, as borrowers refinance their mortgages at lower interest rates.

Changes in interest rates also can affect the value of loans, securities, assets under management, and other assets, including mortgage and nonmortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of NPAs would decrease net interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment.

Rising interest rates reduces the value of our fixed-rate debt securities and cash flow hedging derivatives portfolio. The unrealized losses resulting from holding such securities and financial instruments are recognized in OCI and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however Tangible Common Equity and the associated ratios are reduced. If debt securities in an unrealized loss position are sold, such losses become realized and reduce Tier I and Total Risk-based Capital regulatory ratios. If cash flow hedging derivatives are terminated, the impact is reflected in earnings over the life of the instrument and reduces Tier I and Total Risk-based Capital regulatory ratios. Somewhat offsetting these negative impacts to OCI in a rising interest rate environment, is a decrease in pension and other post-retirement obligations.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. This could have a material adverse effect on our net interest income and our results of operations.

Liquidity Risks:

1.	If we are unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by our board of directors, with operating limits set by Management. Wholesale funding sources include federal funds purchased; securities sold under repurchase agreements, noncore deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the FHLB, which provides funding through advances to members that are collateralized with mortgage-related assets.

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

Starting in mid-2007, significant turmoil and volatility in worldwide financial markets increased, though current volatility has declined. Such disruptions in the liquidity of financial markets directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could adversely affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time to time, consider opportunistically retiring our outstanding securities in privately negotiated or open market transactions for cash or common shares. This could adversely affect our liquidity position.

2.	Due to the losses that the Bank incurred in 2008 and 2009, at December 31, 2011, the Bank and its subsidiaries could not declare and pay dividends to the holding company, any subsidiary of the holding company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval. Also, the Bank may not pay a dividend in an amount greater than its undivided profits.

Dividends from the Bank to the parent company are the primary source of funds for the payment of dividends to our shareholders. Under applicable statutes and regulations, a national bank may not declare and pay dividends in any year greater than its undivided profits or in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. Due to the losses that the Bank incurred in 2008 and 2009, at December 31, 2011, the Bank and its subsidiaries could not declare and pay dividends to the parent company, any subsidiary of the parent company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval. Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter to pay periodic dividends to shareholders outside the Bank’s consolidated group on the preferred and common stock of its REIT and capital financing subsidiaries to the extent necessary to maintain their REIT status. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. Outside of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends during 2012.

3.	The failure of the European Union to stabilize the fiscal condition and creditworthiness of its weaker member economies, such as Greece, Portugal, Spain, Ireland, and Italy, could have international implications potentially impacting global financial institutions, the financial markets, and the economic recovery underway in the United States.

Certain European Union member countries have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such country’s ability to continue to service their debt and foster economic growth. Currently, the European debt crisis has caused credit spreads to widen in the fixed income debt markets, and liquidity to be less abundant. A weaker European economy may transcend Europe, cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies, and likewise negatively affect U.S.-based financial institutions, the stability of the global financial markets, and the economic recovery underway in the United States.

Should the U.S. economic recovery be adversely impacted by these factors, loan and asset growth at U.S. financial institutions could be negatively affected. A return of the volatile economic conditions experienced in the U.S. during 2008-2009, including the adverse conditions in the fixed income debt markets, for an extended period of time, particularly if left unmitigated by European Union monetary policy measures, may have a material adverse indirect effect on us. (For further discussion, see the European Sovereign Debt and Counterparty Exposure section within Credit Risk.)

Operational Risks:

1.	The resolution of significant pending litigation, if unfavorable, could have a material adverse effect on our results of operations for a particular period.

We face legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular reporting period. (For further discussion, see Note 22 of the Notes to Consolidated Financial Statements.)

2.	We face significant operational risks which could lead to expensive litigation and loss of confidence by our customers, regulators, and capital markets.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, cyber-attack risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These operational risks could lead to expensive litigation and loss of confidence by our customers, regulators, and the capital markets.

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

Huntington is under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Two of the most significant cyber–attack risks that we face are e-fraud and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. The attempts to breach sensitive customer data, such as account numbers and social security numbers, are less frequent but could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.

3.	We are subject to routine on-going tax examinations by the IRS and by various other jurisdictions, including the states of Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. The IRS has proposed various adjustments to our previously filed tax returns. It is possible that the ultimate resolution of all proposed and future adjustments, if unfavorable, may be materially adverse to the results of operations in the period it occurs.

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

During 2011, we entered into discussions with the Appeals Division of the IRS. It is possible that the ultimate resolution of the proposed adjustments, if unfavorable, may result in penalties and interest. Such adjustments, including any penalties and interest, may be material to our results of operations in the period such adjustments occur and increase our effective tax rate. In the third quarter 2011, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois. (For further discussion, see Note 17 of the Notes to Consolidated Financial Statements.)

4.	Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting our business and stock price.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Such controls and procedures are modified, supplemented, and changed from time-to-time as necessitated by our growth and in reaction to external events and developments. Any failure to maintain, in the future, an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business and stock price.

Compliance Risks:

1.	Bank regulators and other regulations, including proposed Basel capital standards and Federal Reserve guidelines, may require higher capital levels, impacting our ability to pay common stock dividends or repurchase our common stock.

Federal banking regulators continually monitor the capital position of banks and bank holding companies. In July 2009, the Basel Committee on Bank Supervision published a set of international guidelines for determining regulatory capital known as Basel III. These guidelines, finalized in December 2010, followed earlier guidelines by the Basel Committee and are designed to address many of the weaknesses identified in the banking sector as contributing to the financial crisis of 2008 — 2010 by, among other things, increasing minimum capital requirements, increasing the quality of capital, increasing the risk coverage of the capital framework, and increasing standards for the supervisory review process and public disclosure.

In 2011, the Federal Reserve issued guidelines for evaluating proposals by certain bank holding companies, including Huntington, to undertake capital actions in 2012, such as increasing dividend payments or repurchasing or redeeming stock. This process is known as the Federal Reserve’s Capital Plan Review. Pursuant to those Federal Reserve guidelines, Huntington submitted its proposed capital plan to the Federal Reserve in January 2012. The Federal Reserve is expected to undertake these capital plan reviews on a regular basis in the future. There can be no assurance that the Federal Reserve will respond favorably to our capital plan as part of their current Capital Plan Review, or future capital plan reviews, and the Federal Reserve or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases. Although not currently anticipated, our regulators may require us to raise additional capital in the future. Issuing additional common stock may dilute existing stockholders.

The Federal Reserve has issued a proposed rule that, in addition to the broader Basel III capital reforms, will implement the application of the Federal Reserve’s capital plan rule, including the requirement to maintain capital above 5% Tier 1 Common risk-based capital ratio under both expected and stressed conditions.

2.	If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our ability to compete for new business, constrain our ability to fund our liquidity needs or pay dividends, and increase the cost of our services.

We are subject to the supervision and regulation of various state and Federal regulators, including the OCC, Federal Reserve, FDIC, SEC, Financial Industry Regulatory Authority, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in the Regulatory Matters section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.

3.	Legislative and regulatory actions taken now or in the future that impacts the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise result in a material adverse impact on our financial condition, results of operation, liquidity, or stock price.

The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the previously enacted governmental assistance programs designed to stabilize and stimulate the U.S. economy, recent market conditions have led to numerous programs and proposals to reform the financial regulatory system and prevent future crises, including the Dodd-Frank Act.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, or the resulting rules and regulations in their entirety, will impact our business. Compliance with these new laws and regulations may result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations.

In addition, international banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new capital rules have yet to be finalized by the banking regulators, but generally are expected to increase the capital required to be held, narrow the types of instruments which will qualify as providing appropriate capital, and impose a new liquidity measurement. The capital requirements are complex and will be phased in over many years. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Other potential effects could include impacting our ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

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

Our other major properties consist of the following:

Description	Location	Own	Lease

13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓

12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓

3 story office building — the Crosswoods building	Columbus, Ohio		✓

A portion of 200 Public Square Building	Cleveland, Ohio		✓

12 story office building	Youngstown, Ohio	✓

10 story office building	Warren, Ohio		✓

10 story office building	Toledo, Ohio		✓

A portion of the Grant Building	Pittsburgh, PA		✓

18 story office building	Charleston, West Virginia		✓

3 story office building	Holland, Michigan		✓

2 Building office complex	Troy, Michigan		✓

Data processing and operations center (Easton)	Columbus, Ohio	✓

Data processing and operations center (Northland)	Columbus, Ohio		✓

Data processing and operations center (Parma)	Cleveland, Ohio		✓

8 story office building	Indianapolis, Indiana	✓

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

Item 4:	Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2012, we had 37,109 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 51 entitled Selected Quarterly Income Statement Data and incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1 Business-Regulatory Matters and in Note 23 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

Huntington did not repurchase any common shares for the year ended December 31, 2011.

The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW Bank Index for the period December 31, 2006, through December 31, 2011. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2006, and the reinvestment of all dividends are assumed.

Item 6:	Selected Financial Data

Table 1 — Selected Financial Data (1), (9)

	Year Ended December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands, except per share amounts)
Interest income	$1,970,226	$2,145,392	$2,238,142	$2,798,322	$2,742,963
Interest expense	341,056	526,587	813,855	1,266,631	1,441,451

Net interest income	1,629,170	1,618,805	1,424,287	1,531,691	1,301,512
Provision for credit losses	174,059	634,547	2,074,671	1,057,463	643,628

Net interest income after provision for credit losses	1,455,111	984,258	(650,384)	474,228	657,884
Noninterest income	980,623	1,041,858	1,005,644	707,138	676,603
Noninterest expense:
Goodwill impairment	—	—	2,606,944	—	—
Other noninterest expense	1,728,500	1,673,805	1,426,499	1,477,374	1,311,844

Total noninterest expense	1,728,500	1,673,805	4,033,443	1,477,374	1,311,844

Income (loss) before income taxes	707,234	352,311	(3,678,183)	(296,008)	22,643
Provision (benefit) for income taxes	164,621	39,964	(584,004)	(182,202)	(52,526)

Net income (loss)	$542,613	$312,347	$(3,094,179)	$(113,806)	$75,169

Dividends on preferred shares	30,813	172,032	174,756	46,400	—

Net income (loss) applicable to common shares	$511,800	$140,315	$(3,268,935)	$(160,206)	$75,169

Net income (loss) per common share — basic	$0.59	$0.19	$(6.14)	$(0.44)	$0.25
Net income (loss) per common share — diluted	0.59	0.19	(6.14)	(0.44)	0.25
Cash dividends declared per common share	0.1000	0.0400	0.0400	0.6625	1.0600
Balance sheet highlights
Total assets (period end)	$54,450,652	$53,819,642	$51,554,665	$54,352,859	$54,697,468
Total long-term debt (period end)(2)	3,097,857	3,813,827	3,802,670	6,870,705	6,954,909
Total shareholders’ equity (period end)	5,418,100	4,980,542	5,336,002	7,228,906	5,951,091
Average long-term debt(2)	3,275,913	3,953,177	5,558,001	7,374,681	5,714,572
Average shareholders’ equity	5,237,541	5,482,502	5,787,401	6,395,690	4,633,465
Average total assets	53,750,054	52,574,231	52,440,268	54,921,419	44,711,676
Key ratios and statistics
Margin analysis — as a % of average earnings assets
Interest income(3)	4.09%	4.55%	4.88%	5.90%	7.02%
Interest expense	0.70	1.11	1.77	2.65	3.66

Net interest margin(3)	3.38%	3.44%	3.11%	3.25%	3.36%

Return on average total assets	1.01%	0.59%	(5.90)%	(0.21)%	0.17%
Return on average common shareholders’ equity	10.5	3.7	(80.8)	(2.8)	1.6
Return on average tangible common shareholders’ equity(4)	12.7	5.6	(22.4)	(4.4)	3.9
Efficiency ratio(5)	63.7	60.4	55.4	57.0	62.5
Dividend payout ratio	16.9	21.1	N.R.	N.R.	424.0
Average shareholders’ equity to average assets	9.74	10.43	11.04	11.65	10.36
Effective tax rate (benefit)	23.3	11.3	(15.9)	(61.6)	N.R.
Tier 1 common risk-based capital ratio (period end)(8)	10.00	9.29	6.69	5.05	5.70
Tangible common equity to tangible assets (period end)(6), (8)	8.30	7.56	5.92	4.04	5.09
Tangible equity to tangible assets (period end)(7), (8)	9.02	8.24	9.24	7.72	5.09
Tier 1 leverage ratio (period end)	10.28	9.41	10.09	9.82	6.77
Tier 1 risk-based capital ratio (period end)	12.11	11.55	12.50	10.72	7.51
Total risk-based capital ratio (period end)	14.77	14.46	14.55	13.91	10.85
Other data
Full-time equivalent employees (period end)	11,245	11,341	10,272	10,951	11,925
Domestic banking offices (period end)	668	620	611	613	625

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.

(2)	Includes FHLB advances, subordinated notes, and other long-term debt.

(3)	On an FTE basis assuming a 35% tax rate.

(4)	Net income (loss) less expense excluding amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total shareholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

(6)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(7)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(8)	Tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

(9)	Comparisons are affected by the Sky Financial acquisition in 2007.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 146 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 600 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial service and other activities are also conducted in various states throughout the United States. International banking services are available through the headquarters office in Columbus, Ohio, and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong.

The following MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview — Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our 2012 expectations.

•

Discussion of Results of Operations — Reviews financial performance from a consolidated perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

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

•	Results for the Fourth Quarter — Provides a discussion of results for the 2011 fourth quarter compared with the 2010 fourth quarter.

•

Additional Disclosures — Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

2011 Financial Performance Review

In 2011, we reported net income of $542.6 million, or $0.59 per common share, up $230.3 million from 2010 (see Table 2). The primary driver of the increase was improved credit quality during 2011, which resulted in a decline in provision for credit losses by $460.5 million, or 73%, when compared to 2010. This benefit to net income was offset somewhat by a decline in noninterest income of 6% and an increase in noninterest expense of 3%. Despite the challenging economic and extended low interest rate environment coupled with impacts of government-mandated reductions in fee income during 2011, and a slower mortgage market, we were able to produce a return on average total assets of 1.01%, up from 0.59% in 2010. We also saw continuing results from our strategic business investments and Optimal Customer Relationship (OCR) sales approach. (Also, see Significant Items Influencing Financial Performance Comparisons within the Discussion of Results of Operations.)

Fully-taxable equivalent net interest income was $1.6 billion in 2011, up slightly from 2010. Average earning assets increased $1.2 billion, or 2%, including a $1.6 billion, or 4% increase in total loans and leases. This reflected benefits from our strategic C&I initiatives focusing on large corporate, asset based lending, and equipment finance. It also reflected growth in the automobile portfolio. These increases were partially offset by a decline in our CRE portfolio, reflecting the continued execution of our plan to reduce total CRE exposure, primarily in the noncore portfolio. Average core deposits grew $1.9 billion, or 5%, reflecting our consumer household and commercial relationship growth. This growth continued even as we continued to focus on fundamentally changing our deposit mix and driving down the overall cost of funds. The net interest margin declined 6 basis points to 3.38% from 3.44%. The decline reflected lower loan and securities yields due to the extended low interest rate environment, partially offset by the positive impacts of growth in low cost deposits and lower deposit pricing.

Noninterest income was $1.0 billion in 2011, a 6% decrease compared with 2010. We experienced growth in certain fee businesses during the year including capital markets fees and brokerage income. We also had a gain on sale of loans from our 2011 third quarter automobile securitization. These increases were offset by declines in mortgage banking income, as originations decreased 28% from the prior year. Additionally, we experienced declines in service charges on deposit accounts, reflecting our implementation of changes to Regulation E and our “Fair Play” banking philosophy which were somewhat offset by activity growth due to a 10% increase in consumer households during 2011.

Noninterest expense was $1.7 billion in 2011, a 3% increase compared with 2010. This reflected increases in personnel costs, expenses associated with the conversion to a new debit card processor, and the costs related to implementation of strategic initiatives. These increases were partially offset by declines in OREO and foreclosure expenses, as credit quality continued to improve, as well as lower professional services costs.

Credit quality performance continued to show strong improvement as our NALs and NCOs declined and reserve coverage increased. Compared with the prior year, NALs declined 30%. NCOs were $437.1 million, or an annualized 1.12% of average total loans and leases, down from $874.5 million, or an annualized 2.35% in 2010. While the ACL as a percentage of loans and leases was 2.60%, down from 3.39% at December 31, 2010, it is near peer averages and our ACL as a percentage of total NALs increased to 187% from 166%. The level of Criticized commercial loans also declined $0.9 billion, or 30%, from last year. The provision for credit losses declined $460.5 million, or 73%, from 2010.

At December 31, 2011, our regulatory Tier 1 and Total risk-based capital were $2.8 billion and $2.2 billion, respectively, above the well-capitalized regulatory thresholds. Our tangible common equity ratio improved 74 basis points to 8.30% and our Tier 1 common risk-based capital ratio improved 71 basis points to 10.00% from December 31, 2010. During the 2011 fourth quarter, we replaced a portion of our trust preferred securities with preferred stock, which we believe will qualify as additional Tier 1 risk-based capital under regulations arising from the Dodd-Frank Act.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, and (4) continue to strengthen risk management, including sustained improvement in credit metrics.

The main challenges to accomplishing our primary objectives in 2011 resulted from: (1) an economy that, while more stable than a year earlier, remained fragile, (2) a prolonged low interest rate environment, which put pressure on our net interest margin, (3) lost fee income due to new regulations, and (4) more overhead and expenses related to increased risk management as a consequence of the Dodd-Frank Act. As is the nature of a mature industry with arguably overcapacity, we faced strong competition from other banks and financial service firms in our markets. This is expected to continue. To address these challenges, beginning in the second half of 2009 and continuing today, we place strategic emphasis on developing and expanding resources to improve cross-sell performance within our consumer and business customer bases. In this regard, our OCR methodology continued to deliver strong success in 2011. On the consumer side, consumer checking account households grew 10.3%, which was more than 50% higher than in 2010, and nearly four times the rate of growth in 2009. Our cross-sell performance also continued to improve. At the end of the year, 73.5% of our consumer checking account households utilized over four products. This compared with 69.4% a year earlier. Growth in commercial relationships was 8.4% in 2011. At the end of the year, 31.4% of our commercial relationships used over four products or services, up from 24.2% a year earlier. Our “Fair Play” philosophy, coupled with an increasingly effective OCR focus, while positively impacting 2011 results, also positions us for better long-term performance.

Economy

During 2011, there continued to be a high level of uncertainty and volatility surrounding the economy, though late in the year we saw more encouraging signs. Unemployment rates as of December 2011 for Ohio, Pennsylvania, and West Virginia were below the national unemployment average. Indiana, Michigan, and Kentucky were slightly above the national average, but they also declined, and the rate in Michigan was the lowest since September 2008. Midwest housing prices generally did not rise as much during the housing boom years, and have therefore not gone down as much during the housing crisis. Midwest housing markets are expected to continue to reflect the general state of the labor markets, which are expected to continue to improve.

Manufacturing exports are a regional strength. Michigan and Ohio are two of the top 10 states for manufacturing exports, and Indiana is number 11. For Michigan in particular, the future success of export growth will likely hold a key to long-term economic growth.

Both office and industrial vacancy rates have been easing downward, but have remained generally high relative to the national average. Therefore, stresses in these loan classes will likely persist. However, vacancy rates should continue to ease downward assuming an economic recovery and expansionary phase in 2012. However, issues may exist in markets with especially high vacancy rates.

Legislative and Regulatory

Regulatory reforms continued to be adopted which impose additional restrictions on business practices. Recent actions affecting us included the Federal Reserve’s capital plan review and maturity extension program, and other rules and regulations that have been issued pursuant to the Dodd-Frank Act.

Capital Plan Review — We are participating in the Federal Reserve’s Capital Plan Review (CapPR) stress test process and made our capital plan submission in January 2012. The Federal Reserve will evaluate our capital plan based on our risk profile and the strength of our internal capital assessment process under regulatory capital standards currently applicable and in accordance with our plans to address proposed revisions to the regulatory capital framework as set forth in Basel III and relevant provisions of the Dodd-Frank Act. The Federal Reserve’s evaluation will take into consideration any capital distribution plans, such as plans to increase common stock dividends or to reinstate common stock repurchase programs. We expect to receive the results of their evaluation by the end of the 2012 first quarter. While we can give no assurances as to the outcome or specific interactions with the regulators, we believe we have a strong capital position.

Federal Reserve Maturity Extension Program — Under the maturity extension program (“Operation Twist”) announced on September 21, 2011, the Federal Reserve noted its intention to sell $400 billion of shorter-term Treasury securities by the end of 2012 and use the proceeds to buy longer-term securities. This will extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term securities in the market, it is the FOMC’s intention to put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term Treasury securities. Further, it is their objective that the reduction in longer-term interest rates, in turn, will contribute to a broad easing in financial market conditions that will provide additional stimulus to support the economic recovery. We do not anticipate that this program will have a material impact on our current securities portfolio or future investment strategy. However, it could cause our net interest margin to decline modestly. For further discussion, see the Market Risk section of our MD&A.

Durbin Amendment — The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to review and establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). As part of its review, the Federal Reserve’s objective was to establish standards for assessing debit card interchange fees receivable by debit card issuers that are reasonable and proportional to the costs incurred by the issuers for electronic debit transactions. During 2011, the Federal Reserve issued its final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees became effective on October 1, 2011. As a result of implementing this lower debit card interchange fee structure, our 2011 fourth quarter electronic banking income declined $17.3 million from the 2011 third quarter.

Resolution Plan — The Federal Reserve and FDIC issued final regulations as required by section 165 of the Dodd-Frank Act regarding resolution plans, also referred to as “living wills.” Insured depository institutions with $50 billion or more in total assets must submit to the FDIC a plan whereby the institution can be resolved by the FDIC, in the event of failure, in a manner that ensures depositors will receive access to insured funds within the required timeframes and generally ensures an orderly liquidation of the institution. Additionally, bank holding companies with assets of $50 billion or more are required to submit to the Federal Reserve and the FDIC a plan that, in the event of material financial distress or failure, establishes the rapid and orderly liquidation of the company under the bankruptcy code and in a way that would not pose systemic risk to the financial system of the United States. The regulations allow for a tiered approach for complying with the requirements based on materiality of the institution. Currently, we are required to submit resolution plans as prescribed by December 31, 2013.

Recent Industry Developments

Recent industry events and related supervisory guidance brought about by the continued weak housing market have caused us to evaluate certain aspects of our mortgage operations, including a review of our MSR valuation.

Mortgage Servicing Rights — MSR fair values are estimated based on residential mortgage servicing revenue in excess of estimated market costs to service the underlying loans. Historically, the estimated market cost to service has been stable. Due to changes in the regulatory environment related to loan servicing and foreclosure activities since 2008 in reaction to the housing crises, costs to service mortgages are likely to increase, though the potential impact on the market costs to service remains uncertain. Certain large residential mortgage loan servicers entered into consent orders with banking regulators in April 2011, which require the servicers to remedy deficiencies and unsafe or unsound practices and to enhance residential mortgage servicing and foreclosure processes. It is unclear what impact this may ultimately have on market costs to service.

2012 Expectations

As we have done since early 2010, we will continue to execute our core strategy, making selective investments in initiatives to grow long-term profitability. We will remain disciplined in our growth and pricing of loans and deposits and are encouraged by the net interest margin expansion during the 2011 fourth quarter. We continue to expect credit quality to improve. We will stay focused on increasing customer cross-sell, and work to improve operating efficiency. While there continues to be a high level of uncertainty and volatility surrounding the economy, late in the year we saw more encouraging signs.

Over the course of 2012, net interest income is expected to show modest improvement from the 2011 fourth quarter level. The momentum we are seeing in total loan and low-cost deposit growth is expected to continue. Earlier in 2012, those benefits are expected to be mostly offset by downward pressure on the net interest margin due to the anticipated continued mix shift to lower-rate, higher quality loans and lower securities reinvestment rates given the low absolute level of interest rates and shape of the yield curve. Our C&I portfolio is expected to continue to show meaningful growth with much of this reflecting the positive impact from strategic initiatives to expand our commercial lending expertise into areas like specialty banking, asset based lending, and equipment financing, in addition to our long-standing continued support of middle market and small business lending. For automobile loans, we will continue to evaluate the use of automobile loan securitizations to limit total on-balance sheet exposure as we expect to see continued strong levels of originations. On December 31, 2011, we transferred $1.3 billion of automobile loans to loans held for sale, as we plan to complete another securitization during the first half of 2012. Residential mortgages and home equity loans are expected to show modest growth, with CRE likely to experience slowing declines.

We anticipate the increase in total loans to modestly outpace growth in total deposits, reflecting a heightened focus on our overall cost of funding and the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income is expected to show a modest increase throughout 2012 from 2011 fourth quarter levels. This is primarily due to anticipated growth in new customers and increased contribution from key fee income activities including capital markets, treasury management services, and brokerage, reflecting the impact of our cross-sell and product penetration initiatives throughout the company.

We anticipate making progress on improving our operating efficiency ratio; though this will likely reflect the benefit of revenue growth as we expect expenses could increase. While we will continue our focus on improving operating efficiencies, improvement could be offset by additional regulatory costs and expenses associated with strategic actions, such as in-store branch partnerships and the consolidation of certain traditional branches.

Nonaccrual loans and net charge-offs are expected to continue to decline. The level of provision for credit losses is currently in line with our long-term expectations. However, there could be some quarterly volatility given the absolute low level and the uncertain and uneven nature of the economic recovery.

We anticipate the effective 2012 tax rate to approximate 35% of income before income taxes, less approximately $65-$75 million of permanent tax differences primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

Table 2 — Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2010			Change from 2009
	2011	Amount	Percent	2010	Amount	Percent	2009
(dollar amounts in thousands, except per share amounts)
Interest income	$1,970,226	$(175,166)	(8)%	$2,145,392	$(92,750)	(4)%	$2,238,142
Interest expense	341,056	(185,531)	(35)	526,587	(287,268)	(35)	813,855

Net interest income	1,629,170	10,365	1	1,618,805	194,518	14	1,424,287
Provision for credit losses	174,059	(460,488)	(73)	634,547	(1,440,124)	(69)	2,074,671

Net interest income after provision for credit losses	1,455,111	470,853	48	984,258	1,634,642	N.R.	(650,384)

Service charges on deposit accounts	243,507	(23,508)	(9)	267,015	(35,784)	(12)	302,799
Trust services	119,382	6,827	6	112,555	8,916	9	103,639
Electronic banking	111,697	1,463	1	110,234	10,083	10	100,151
Mortgage banking income	83,408	(92,374)	(53)	175,782	63,484	57	112,298
Brokerage income	80,367	11,512	17	68,855	4,012	6	64,843
Insurance income	69,470	(6,943)	(9)	76,413	3,087	4	73,326
Bank owned life insurance income	62,336	1,270	2	61,066	6,194	11	54,872
Capital markets fees	36,540	12,654	53	23,886	13,035	120	10,851
Gain (loss) on sale of loans	31,944	25,669	409	6,275	13,851	(183)	(7,576)
Automobile operating lease income	26,771	(19,193)	(42)	45,964	(5,846)	(11)	51,810
Securities gains (losses)	(3,681)	(3,407)	1,243	(274)	9,975	(97)	(10,249)
Other income	118,882	24,795	26	94,087	(54,793)	(37)	148,880

Total noninterest income	980,623	(61,235)	(6)	1,041,858	36,214	4	1,005,644

Personnel costs	892,534	93,561	12	798,973	98,491	14	700,482
Outside data processing and other services	187,195	27,947	18	159,248	11,153	8	148,095
Net occupancy	109,129	1,267	1	107,862	2,589	2	105,273
Equipment	92,544	6,624	8	85,920	2,803	3	83,117
Deposit and other insurance expense	77,692	(19,856)	(20)	97,548	(16,282)	(14)	113,830
Marketing	75,627	9,703	15	65,924	32,875	99	33,049
Professional services	70,595	(18,183)	(20)	88,778	12,412	16	76,366
Amortization of intangibles	53,318	(7,160)	(12)	60,478	(7,829)	(11)	68,307
Automobile operating lease expense	20,018	(17,016)	(46)	37,034	(6,326)	(15)	43,360
OREO and foreclosure expense	18,006	(21,043)	(54)	39,049	(54,850)	(58)	93,899
Goodwill impairment	—	—	—	—	(2,606,944)	(100)	2,606,944
Gain on early extinguishment of debt	(9,697)	(9,697)	—	—	147,442	(100)	(147,442)
Other expense	141,539	8,548	6	132,991	24,828	23	108,163

Total noninterest expense	1,728,500	54,695	3	1,673,805	(2,359,638)	(59)	4,033,443

Income (loss) before income taxes	707,234	354,923	101	352,311	4,030,494	N.R.	(3,678,183)
Provision (benefit) for income taxes	164,621	124,657	312	39,964	623,968	N.R.	(584,004)

Net income (loss)	542,613	230,266	74	312,347	3,406,526	N.R.	(3,094,179)

Dividends on preferred shares	30,813	(141,219)	(82)	172,032	(2,724)	(2)	174,756

Net income (loss) applicable to common shares	$511,800	$371,485	265%	$140,315	$3,409,250	N.R. %	$(3,268,935)

Average common shares — basic	863,691	136,757	19%	726,934	194,132	36%	532,802
Average common shares — diluted(2)	867,624	138,092	19	729,532	196,730	37	532,802
Per common share:
Net income — basic	$0.59	$0.40	211%	$0.19	$6.33	N.R. %	$(6.14)
Net income — diluted	0.59	0.40	211	0.19	6.33	N.R.	(6.14)
Cash dividends declared	0.10	0.06	150	0.04	—	—	0.04
Revenue — FTE
Net interest income	$1,629,170	$10,365	1%	$1,618,805	$194,518	14%	$1,424,287
FTE adjustment	14,916	3,839	35	11,077	(395)	(3)	11,472

Net interest income(3)	1,644,086	14,204	1	1,629,882	194,123	14	1,435,759
Noninterest income	980,623	(61,235)	(6)	1,041,858	36,214	4	1,005,644

Total revenue(3)	$2,624,709	$(47,031)	(2)%	$2,671,740	$230,337	9%	$2,441,403

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

(2)	For all periods presented, the impact of the convertible preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods. The convertible preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

(3)	On a FTE basis assuming a 35% tax rate.

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

Management believes the disclosure of “Significant Items” in current and prior period results aids analysts/investors in better understanding corporate performance and trends so that they can ascertain which of such items, if any, they may wish to include/exclude from their analysis of the company’s performance — i.e., within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly. To this end, Management has adopted a practice of listing “Significant Items” in its external disclosure documents (e.g., earnings press releases, quarterly performance discussions, investor presentations, Forms 10-Q and 10-K).

“Significant Items” for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2011, 2010, and 2009 were impacted by a number of significant items summarized below.

1.   Early Extinguishment of Debt.   The positive impacts relating to the early extinguishment of debt on our reported results were: $9.7 million ($0.01 per common share) in 2011 and $141.0 million ($0.18 per common share) in 2009. These amounts were recorded as reductions to noninterest expense.

2.   Visa®.   Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received Class B shares of Visa® stock at the time of the Visa® IPO. In the 2009 second quarter, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($.04 per common share). This amount was recorded to noninterest income. In 2011, a $6.4 million derivative loss due to an increase in the liability associated with the sale of these shares was recorded to noninterest income.

3.   Litigation Reserve.   During the 2011 first quarter, $17.0 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.

4.   TARP Capital Purchase Program Repurchase.   During the 2010 fourth quarter, we issued $920.0 million of our common stock and $300.0 million of subordinated debt. The net proceeds, along with other available funds, were used to repurchase all $1.4 billion of TARP Capital that we issued to the Treasury under its TARP Capital Purchase Program in 2008. As part of this transaction, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.08 per common share for 2010.

5.   Goodwill Impairment.   The impacts of goodwill impairment on our reported results were as follows:

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

6.   Franklin Relationship.   Our relationship with Franklin was acquired in the 2007 Sky Financial acquisition. Significant events relating to this relationship, and the impacts of those events on our reported results, were as follows:

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

7.   Preferred Stock Conversion.   During the 2009 first and second quarters, we converted 114,109 and 92,384 shares, respectively, of Series A 8.50% Non-cumulative Perpetual Preferred (Series A Preferred Stock) stock into common stock. As part of these transactions, there was a deemed dividend that did not impact net income, but resulted in a negative impact of $0.11 per common share for 2009. (See Capital discussion located within the Risk Management and Capital section for additional information.)

8.   Other Significant Items Influencing Earnings Performance Comparisons.   In addition to the items discussed separately in this section, a number of other items impacted 2009 financial results. These included:

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

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	2011		2010		2009
	After-tax	EPS	After-tax	EPS	After-tax	EPS
(dollar amounts in thousands, except per share amounts)
Net income (loss) — GAAP	$542,613		$312,347		$(3,094,179)
Earnings per share, after-tax		$0.59		$0.19		$(6.14)
Change from prior year — $		0.40		6.33		(5.70)
Change from prior year — %		211%		N.R. %		N.R %

Significant items — favorable (unfavorable) impact:	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)	Earnings(2)	EPS(3)
Litigation reserves addition	$(17,028)	$(0.01)	$—	$—	$—	$—
Visa® — related derivative loss	(6,385)	—	—	—	—	—
Net tax benefit recognized(4)	—	—	38,222	0.05	—	—
Franklin-related loans transferred to held for sale	—	—	(75,500)	(0.07)	—	—
Franklin relationship restructuring(4)	—	—	—	—	159,895	0.30
Gain related to sale of Visa® stock	—	—	—	—	31,362	0.04
Deferred tax valuation allowance benefit(4)	—	—	—	—	12,847	0.02
Goodwill impairment	—	—	—	—	(2,606,944)	(4.89)
FDIC special assessment	—	—	—	—	(23,555)	(0.03)
Gain on early extinguishment of debt	9,697	0.01	—	—	141,024	0.18
Preferred stock conversion deemed dividend	—	—	—	(0.08)	—	(0.11)

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	See Significant Factors Influencing Financial Performance discussion.

(2)	Pretax unless otherwise noted.

(3)	Based upon the annual average outstanding diluted common shares.

(4)	After-tax.

Pretax, Pre-provision Income Trends

One non-GAAP performance measurement that we believe is useful in analyzing underlying performance trends, particularly in times of economic stress, is pretax, pre-provision income. This is the level of earnings adjusted to exclude the impact of: (a) provision expense, which is excluded because its absolute level is elevated and volatile in times of economic stress, (b) investment securities gains/losses, which are excluded because securities market valuations may also become particularly volatile in times of economic stress, (c) amortization of intangibles expense, which is excluded because the return on tangible equity common equity is a key measurement that we use to gauge performance trends, and (d) certain other items identified by us (see Significant Items above) that we believe may distort our underlying performance trends.

With our credit costs now returning to more normal levels, going forward we do not intend to report a PTPP metric.

The following table reflects pretax, pre-provision income for the past three years:

Table 4 — Pretax, Pre-provision Income (1)

	Twelve Months Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Income (Loss) Before Income Taxes	$707,234	$352,311	$(3,678,183)
Add: Provision for credit losses	174,059	634,547	2,074,671
Less: Securities gains (losses)	(3,681)	(274)	(10,249)
Add: Amortization of intangibles	53,318	60,478	68,307
Less: Significant Items
Litigation reserves addition	(17,028)	—	—
Visa®-related derivative loss	(6,385)	—	—
Gain related to Visa® stock	—	—	31,362
Goodwill impairment	—	—	(2,606,944)
FDIC special assessment	—	—	(23,555)
Gain on early extinguishment of debt	9,697	—	141,024

Total pretax, pre-provision income	$952,008	$1,047,610	$933,157

Change in total pretax, pre-provision income:
Amount	$(95,602)	$114,453	$(58,768)
Percent	(9)%	12%	(6)%

(1)	See Additional Disclosures section.

Pretax, pre-provision income was $952.0 million in 2011, down $95.6 million, or 9%, from the prior year. As discussed in the sections that follow, the decrease primarily reflected the negative impact from lower noninterest income and higher noninterest expense as compared to the prior year.

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

Table 5 — Change in Net Interest Income Due to Changes in Average Volume and Interest Rates (1)

	2011			2010
	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis(2)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
(dollar amounts in millions)
Loans and direct financing leases	$77.5	$(213.1)	$(135.6)	$(71.3)	$(9.6)	$(80.9)
Investment securities	0.1	(31.7)	(31.6)	96.8	(103.2)	(6.4)
Other earning assets	(16.7)	12.5	(4.2)	(3.8)	(2.2)	(6.0)

Total interest income from earning assets	60.9	(232.3)	(171.4)	21.7	(115.0)	(93.3)

Deposits	(4.2)	(174.9)	(179.1)	10.9	(246.0)	(235.1)
Short-term borrowings	1.1	(0.6)	0.5	1.1	(0.5)	0.6
Federal Home Loan Bank advances	(0.9)	(1.4)	(2.3)	(15.4)	5.6	(9.8)
Subordinated notes and other long-term debt, including capital securities	(14.1)	9.4	(4.7)	(14.3)	(28.8)	(43.1)

Total interest expense of interest-bearing liabilities	(18.1)	(167.5)	(185.6)	(17.7)	(269.7)	(287.4)

Net interest income	$79.0	$(64.8)	$14.2	$39.4	$154.7	$194.1

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Calculated assuming a 35% tax rate.

Table 6 — Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
		Change from 2010			Change from 2009
Fully-taxable equivalent basis(1)	2011	Amount	Percent	2010	Amount	Percent	2009
(dollar amounts in millions)
ASSETS
Interest-bearing deposits in banks	$133	$(156)	(54)%	$289	$(72)	(20)%	$361
Trading account securities	107	(51)	(32)	158	13	9	145
Federal funds sold and securities purchased under resale agreement	5	5	—	—	(10)	(100)	10
Loans held for sale	288	(241)	(46)	529	(53)	(9)	582
Available-for-sale and other securities:
Taxable	8,371	(389)	(4)	8,760	2,659	44	6,101
Tax-exempt	428	17	4	411	197	92	214

Total available-for-sale and other securities	8,799	(372)	(4)	9,171	2,856	45	6,315
Held-to-maturity securities — taxable	375	375	—	—	—	—	—
Loans and leases: (3)
Commercial:
Commercial and industrial	13,597	1,166	9	12,431	(705)	(5)	13,136
Commercial real estate:
Construction	592	(504)	(46)	1,096	(762)	(41)	1,858
Commercial	5,613	(516)	(8)	6,129	(1,169)	(16)	7,298

Commercial real estate	6,205	(1,020)	(14)	7,225	(1,931)	(21)	9,156

Total commercial	19,802	146	1	19,656	(2,636)	(12)	22,292

Consumer:
Automobile loans and leases	5,877	987	20	4,890	1,344	38	3,546
Home equity	7,940	350	5	7,590	—	—	7,590
Residential mortgage	4,717	241	5	4,476	(66)	(1)	4,542
Other consumer	531	(130)	(20)	661	(61)	(8)	722

Total consumer	19,065	1,448	8	17,617	1,217	7	16,400

Total loans and leases	38,867	1,594	4	37,273	(1,419)	(4)	38,692
Allowance for loan and lease losses	(1,109)	321	(22)	(1,430)	(474)	50	(956)

Net loans and leases	37,758	1,915	5	35,843	(1,893)	(5)	37,736

Total earning assets	48,574	1,154	2	47,420	1,315	3	46,105

Cash and due from banks	1,436	(82)	(5)	1,518	(614)	(29)	2,132
Intangible assets	645	(57)	(8)	702	(700)	(50)	1,402
All other assets	4,204	(160)	(4)	4,364	607	16	3,757

Total Assets	$53,750	$1,176	2%	$52,574	$134	—%	$52,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$8,653	$1,794	26%	$6,859	$802	13%	$6,057
Demand deposits — interest-bearing	5,517	(62)	(1)	5,579	763	16	4,816
Money market deposits	13,322	1,579	13	11,743	4,527	63	7,216
Savings and other domestic deposits	4,735	93	2	4,642	(239)	(5)	4,881
Core certificates of deposit	7,702	(1,486)	(16)	9,188	(2,756)	(23)	11,944

Total core deposits	39,929	1,918	5	38,011	3,097	9	34,914
Other domestic time deposits of $250,000 or more	465	(232)	(33)	697	(144)	(17)	841
Brokered time deposits and negotiable CDs	1,422	(181)	(11)	1,603	(1,544)	(49)	3,147
Deposits in foreign offices	389	(38)	(9)	427	(60)	(12)	487

Total deposits	42,205	1,467	4	40,738	1,349	3	39,389
Short-term borrowings	2,055	609	42	1,446	513	55	933
Federal Home Loan Bank advances	111	(62)	(36)	173	(1,063)	(86)	1,236
Subordinated notes and other long-term debt	3,165	(615)	(16)	3,780	(541)	(13)	4,321

Total interest-bearing liabilities	38,883	(395)	(1)	39,278	(544)	(1)	39,822

All other liabilities	976	20	2	956	182	24	774
Shareholders’ equity	5,238	(243)	(4)	5,481	(306)	(5)	5,787

Total Liabilities and Shareholders’ Equity	$53,750	$1,176	2%	$52,574	$134	—%	$52,440

Continued

Table 7 — Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

	Interest Income / Expense			Average Rate(2)
Fully-taxable equivalent basis(1)	2011	2010	2009	2011	2010	2009
(dollar amounts in millions)
ASSETS
Interest-bearing deposits in banks	$0.1	$0.8	$1.1	0.11%	0.28%	0.32%
Trading account securities	1.5	2.9	4.3	1.37	1.82	2.99
Federal funds sold and securities purchased under resale agreement	—	—	0.1	0.09	—	0.13
Loans held for sale	12.3	25.7	30.0	4.27	4.85	5.15
Available-for-sale and other securities:
Taxable	208.0	239.1	250.0	2.48	2.73	4.10
Tax-exempt	18.3	18.8	14.2	4.28	4.56	6.68

Total available-for-sale and other securities	226.3	257.9	264.2	2.57	2.81	4.18
Held-to-maturity securities — taxable	11.2	—	—	2.99	—	—
Loans and leases: (3)
Commercial:
Commercial and industrial	585.6	660.6	664.6	4.31	5.31	5.06
Commercial real estate:
Construction	23.0	30.6	50.8	3.88	2.79	2.74
Commercial	222.7	234.9	262.3	3.97	3.83	3.59

Commercial real estate	245.7	265.5	313.1	3.96	3.67	3.42

Total commercial	831.3	926.1	977.7	4.20	4.71	4.39

Consumer:
Automobile loans and leases	293.2	295.2	252.6	4.99	6.04	7.12
Home equity	355.0	383.7	426.2	4.47	5.06	5.62
Residential mortgage	213.6	216.8	237.4	4.53	4.84	5.23
Other consumer	40.6	47.5	56.1	7.63	7.18	7.78

Total consumer	902.4	943.2	972.3	4.73	5.35	5.93

Total loans and leases	1,733.7	1,869.3	1,950.0	4.46	5.02	5.04

Total earning assets	$1,985.1	$2,156.6	$2,249.7	4.09%	4.55%	4.88%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand deposits — noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits — interest-bearing	5.1	10.4	9.5	0.09	0.19	0.20
Money market deposits	54.4	103.5	83.6	0.41	—	1.16
Savings and other domestic deposits	32.7	48.2	66.8	0.69	1.04	1.37
Core certificates of deposit	150.0	231.6	409.4	1.95	2.52	3.43

Total core deposits	242.2	393.7	569.3	0.77	1.26	1.97
Other domestic time deposits of $250,000 or more	4.5	9.3	20.8	0.97	1.32	2.48
Brokered time deposits and negotiable CDs	12.5	35.4	83.1	0.88	2.21	2.64
Deposits in foreign offices	0.9	0.8	0.9	0.23	0.20	0.19

Total deposits	260.1	439.2	674.1	0.78	1.30	2.02
Short-term borrowings	3.5	3.0	2.4	0.17	0.21	0.25
Federal Home Loan Bank advances	0.8	3.1	12.9	0.74	1.80	1.04
Subordinated notes and other long-term debt	76.7	81.4	124.5	2.42	2.15	2.88

Total interest-bearing liabilities	341.1	526.7	813.9	0.88	1.34	2.04

Net interest income	$1,644.1	$1,629.9	$1,435.8

Net interest rate spread				3.19	3.21	2.84
Impact of noninterest-bearing funds on margin				0.20	0.23	0.27

Net Interest Margin				3.38%	3.44%	3.11%

(1)	FTE yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.

(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2011 vs. 2010

Fully-taxable equivalent net interest income for 2011 increased $14.2 million, or 1%, from 2010. This reflected the favorable impact of a $1.2 billion, or 2%, increase in average earning assets, partially offset by a 6 basis point decline in the net interest margin.

The increase in average earning assets reflected:

•	$1.6 billion, or 4%, increase in average total loans and leases.

Partially offset by:

•	$0.4 billion, or 4%, decrease average total available-for-sale and other securities.

The 6 basis point decline in the net interest margin reflected lower loan and securities yields partially offset by the positive impacts of growth in low cost deposits and lower deposit pricing.

The $1.6 billion, or 4%, increase in average total loans and leases from the prior year primarily reflected:

•

$1.2 billion, or 9%, increase in the average C&I portfolio due to a combination of factors. This included benefits from our strategic initiatives focusing on large corporate, asset based lending, and equipment finance. In addition, we continued to see growth in more traditional middle-market, business banking, and automobile floorplan loans. This growth was evident despite utilization rates that remained well below historical norms.

•

$1.0 billion, or 20%, increase in the average automobile portfolio. Automobile lending is a core competency and continues to be an area of targeted growth. The growth from the prior year exhibited further penetration within our historical geographic footprint, as well as the positive impacts of our expansion into Eastern Pennsylvania and five New England states. Origination quality remains high as measured by all of our internal quality metrics.

•	$0.4 billion, or 5%, increase in average home equity loans.

Partially offset by:

•

$1.0 billion, or 14%, decrease in the average CRE portfolio reflecting the continued execution of our plan to reduce the total CRE exposure, primarily in the noncore CRE portfolio. This reduction is expected to continue, reflecting the combined impact of amortization, pay downs, refinancing, and restructures.

The $1.5 billion, or 4%, increase in average total deposits from the prior year reflected:

•

$1.9 billion, or 5%, increase in average total core deposits. The drivers of this change were a $1.8 billion, or 26%, increase in average noninterest-bearing demand deposits and a $1.6 billion, or 13%, increase in average money market deposits, partially offset by a $1.5 billion, or 16%, decline in average core certificates of deposits.

Partially offset by:

•	$0.2 billion, or 33%, decline in average other domestic deposits of $250,000 or more, which reflected a strategy of reducing such noncore funding.

2010 vs. 2009

Fully-taxable equivalent net interest income for 2010 increased $194.1 million, or 14%, from 2009. This reflected the favorable impact of a $1.3 billion, or 3%, increase in average earning assets, due to a $2.9 billion, or 45%, increase in average total investment securities, which was partially offset by a $1.4 billion, or 4%, decrease in average total loans and leases. Also contributing to the increase in net interest income was a 33 basis point increase in the fully-taxable net interest margin to 3.44% in 2010 from 3.11% in 2009.

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

Partially offset by:

•

$1.2 billion, or 7%, increase in average total consumer loans. This growth reflected a $1.3 billion, or 38%, increase in average automobile loans and leases. On January 1, 2010, we adopted the new accounting standard ASC 810 Consolidation, resulting in the consolidation of an off-balance sheet securitization, which increased our automobile loan portfolio by $0.5 billion at December 31, 2010. Underlying growth in automobile loans continued to be strong, reflecting a significant increase in loan originations in 2010 as compared to 2009. The expansion into Eastern Pennsylvania and the five New England states also had a positive impact on our volume.

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

Provision for Credit Losses

(This section should be read in conjunction with Significant Item 6 and the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses in 2011 was $174.1 million, down $460.5 million, or 73%, from 2010, primarily reflecting the combination of lower NCOs, NPAs, and commercial Criticized loans as a result of improvement in the underlying quality of the loan portfolio. The provision for credit losses in 2011 was $263.0 less than total NCOs (see Credit Quality discussion).

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

The following table reflects noninterest income for the past three years:

Table 8 — Noninterest Income

	Twelve Months Ended December 31,
		Change from 2010			Change from 2009
	2011	Amount	Percent	2010	Amount	Percent	2009
(dollar amounts in thousands)
Service charges on deposit accounts	$243,507	$(23,508)	(9)%	$267,015	$(35,784)	(12)%	$302,799
Trust services	119,382	6,827	6	112,555	8,916	9	103,639
Electronic banking	111,697	1,463	1	110,234	10,083	10	100,151
Mortgage banking income	83,408	(92,374)	(53)	175,782	63,484	57	112,298
Brokerage income	80,367	11,512	17	68,855	4,012	6	64,843
Insurance income	69,470	(6,943)	(9)	76,413	3,087	4	73,326
Bank owned life insurance income	62,336	1,270	2	61,066	6,194	11	54,872
Capital markets fees	36,540	12,654	53	23,886	13,035	120	10,851
Gain (loss) on sale of loans	31,944	25,669	409	6,275	13,851	N.R.	(7,576)
Automobile operating lease income	26,771	(19,193)	(42)	45,964	(5,846)	(11)	51,810
Securities gains (losses)	(3,681)	(3,407)	1,243	(274)	9,975	N.R.	(10,249)
Other income	118,882	24,795	26	94,087	(54,793)	(37)	148,880

Total noninterest income	$980,623	$(61,235)	(6)%	$1,041,858	$36,214	4%	$1,005,644

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2011 vs. 2010

Noninterest income decreased $61.2 million, or 6%, from the prior year, primarily reflecting:

•

$92.4 million, or 53%, decrease in mortgage banking income. This primarily reflected a $52.8 million decrease in net MSR activity and a $49.2 million, or 42%, decrease in origination and secondary marketing income, as originations decreased 28% from the prior year.

•

$23.5 million, or 9%, decrease in service charges on deposit accounts, reflecting lower personal service charges due to the implementation of the amendment to Reg E and our “Fair Play” consumer banking initiatives.

•	$19.2 million, or 42%, decrease in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

Partially offset by:

•

$25.7 million, or 409%, increase in gain on sale of loans primarily due to a $15.5 million automobile loan securitization gain on sale in the 2011 third quarter and SBA-related loan fees and gain on loan sales increased by $10.2 million in 2011.

•

$24.8 million, or 26%, increase in other income, of which $12.1 million was associated with the sale of interest rate protection products and mezzanine gains and a $6.7 million reimbursement from the conversion to a new debit card processor, offset by a $6.4 million Visa®-related derivative loss.

•	$12.7 million, or 53%, increase in capital markets fees primarily due to increases in trading derivative income.

•	$11.5 million, or 17%, increase in brokerage income, primarily reflecting increased sales of investment products.

2010 vs. 2009

Noninterest income increased $36.2 million, or 4%, from 2009, primarily reflecting:

•

$63.5 million, or 57%, increase in mortgage banking income. This primarily reflected a $45.4 million increase in net MSR activity and a $22.7 million, or 24%, increase in origination and secondary marketing income, as originations increased 4% from the prior year.

•	$10.1 million, or 10%, increase in electronic banking, reflecting increased debit card transaction volume.

•	$10.0 million benefit from lower securities losses.

•	$8.9 million, or 9%, increase in trust services income, with 50% of the increase due to increases in asset market values, and the remainder reflecting growth in new business.

•	$6.2 million, or 11%, increase in insurance benefits associated with bank owned life insurance.

•	$4.0 million, or 6%, increase in brokerage income, primarily reflecting an increase in fixed income product sales, partially offset by lower annuity income.

Partially offset by:

•

$35.8 million, or 12%, decline in service charges on deposit accounts reflecting lower personal service charges due to the implementation of the amendment to Reg E and our “Fair Play” consumer banking initiatives.

•	$54.8 million, or 37%, decline in other income. 2009 included a $31.4 million gain from the sale of Visa® Class B stock.

Noninterest Expense

(This section should be read in conjunction with Significant Items 1, 3, 5, and 8.)

The following table reflects noninterest expense for the past three years:

Table 9 — Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2010			Change from 2009
	2011	Amount	Percent	2010	Amount	Percent	2009
(dollar amounts in thousands)
Personnel costs	$892,534	$93,561	12%	$798,973	$98,491	14%	$700,482
Outside data processing and other services	187,195	27,947	18	159,248	11,153	8	148,095
Net occupancy	109,129	1,267	1	107,862	2,589	2	105,273
Equipment	92,544	6,624	8	85,920	2,803	3	83,117
Deposit and other insurance expense	77,692	(19,856)	(20)	97,548	(16,282)	(14)	113,830
Marketing	75,627	9,703	15	65,924	32,875	99	33,049
Professional services	70,595	(18,183)	(20)	88,778	12,412	16	76,366
Amortization of intangibles	53,318	(7,160)	(12)	60,478	(7,829)	(11)	68,307
Automobile operating lease expense	20,018	(17,016)	(46)	37,034	(6,326)	(15)	43,360
OREO and foreclosure expense	18,006	(21,043)	(54)	39,049	(54,850)	(58)	93,899
Goodwill impairment	—	—	—	—	(2,606,944)	(100)	2,606,944
Gain on early extinguishment of debt	(9,697)	(9,697)	—	—	147,442	(100)	(147,442)
Other expense	141,539	8,548	6	132,991	24,828	23	108,163

Total noninterest expense	$1,728,500	$54,695	3%	$1,673,805	$(2,359,638)	(59)%	$4,033,443

Number of employees (full-time equivalent), at period-end	11,245	(96)	(1)%	11,341	1,069	10%	10,272

2011 vs. 2010

Noninterest expense increased $54.7 million, or 3%, from 2010, and primarily reflected:

•	$93.6 million, or 12%, increase in personnel costs, primarily reflecting an increase in salary and benefit-related expenses.

•

$27.9 million, or 18%, increase in outside data processing and other services, reflecting the costs associated with the conversion to a new debit card processor and the implementation of strategic initiatives.

•	$9.7 million, or 15%, increase in marketing expense, reflecting higher advertising costs.

•

$8.5 million, or 6%, increase in other expense primarily reflecting the 2011 first quarter $17.0 million addition to litigation reserves (see Significant items), partially offset by a $6.1 million decrease in representation and warranty expenses.

Partially offset by:

•	$21.0 million, or 54%, decrease in OREO and foreclosure expenses as OREO balances declined 42% in 2011.

•	$19.9 million, or 20%, decrease in deposit and other insurance expenses.

•	$18.2 million, or 20%, decrease in professional services, reflecting lower legal costs as collection activities declined and consulting expenses.

•	$17.0 million, or 46%, decrease in automobile operating lease expense as that portfolio continued to run-off having exited that business in 2008.

•	$9.7 gain on the early extinguishment of debt related to the exchange of certain trust preferred securities.

2010 vs. 2009

Noninterest expense decreased $2,359.6 million from 2009. Excluding the 2009 goodwill impairment of $2,606.9 million, noninterest expense increased $247.3 million and primarily reflected:

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

Provision for Income Taxes

(This section should be read in conjunction with Significant Items 6 and 8, and Note 17 of the Notes to Consolidated Financial Statements.)

2011 versus 2010

The provision for income taxes was $164.6 million for 2011 compared with a provision of $40.0 million in 2010. Both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At December 31, 2011, we had a net deferred tax asset of $364.8 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at December 31, 2011. The total disallowed deferred tax asset for regulatory capital purposes decreased to $39.1 million at December 31, 2011 compared to the total disallowed deferred tax asset of $161.3 million at December 31, 2010.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2007. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006 and 2007 tax returns. We believe our positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. During 2011, we entered into discussions with the Appeals Division of the IRS. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the third quarter 2011, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

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

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. We manage risk to an aggregate moderate-to-low risk profile through a control framework and by monitoring and responding to potential risks. Controls include, among others, effective segregation of duties, access, authorization and reconciliation procedures, as well as staff education and a disciplined assessment process.

We identify primary risks, and the sources of those risks, within each business unit. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee of the board of directors.

We believe our primary risk exposures are credit, market, liquidity, operational, and compliance risk. Credit risk is the risk of loss due to adverse changes in a counterparty’s ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company. Operational risk arises from our inherent day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Compliance risk exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our available-for-sale and other investment and held-to-maturity securities portfolio (see Notes 4 and 5 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and for trading activities. Given the current level of global financial issues, we believe it is important to provide clarity around our exposure in this specific area (see European Sovereign Debt and Counterparty Exposure section). While there is credit risk associated with derivative activity, we believe this exposure is minimal.

The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our continuing focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we added more quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. The continued expansion of our portfolio management resources demonstrates our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and treatment strategies for delinquent or stressed borrowers.

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

Asset quality metrics improved significantly in 2011, reflecting our proactive portfolio management initiatives as well as some stabilization in a still relatively weak economy. The improvements in the asset quality metrics, including lower levels of NPAs, commercial Criticized and Classified assets, and delinquencies have all been achieved through these policies and commitments. Our portfolio management policies demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. To that end, we continue to expand resources in our risk management areas.

Although credit quality significantly improved in 2011, the weak residential real estate market and U.S. economy continued to negatively impact us and the financial services industry as a whole. The pronounced downturn in the residential real estate market that began in early 2007 resulted in significantly lower residential real estate values and higher delinquencies and NCOs, including loans to builders and developers of residential real estate. In addition, continued high unemployment, among other economic conditions, throughout 2010 and 2011, slowed any significant recovery from the 2008-2009 U.S. recession. As a result, we continued to experience higher than historical levels of delinquencies and NCOs in our loan portfolios, with some continued negative pressure on the value of our investment securities backed by residential assets.

Loan and Lease Credit Exposure Mix

At December 31, 2011, our loans and leases totaled $38.9 billion, representing a 2% increase from December 31, 2010, primarily reflecting growth in the C&I, residential mortgage, and home equity portfolios. These increases were partially offset by a decline in the automobile portfolio reflecting the 2011 third quarter automobile securitization and the transfer of automobile loans to loans held for sale related to a planned automobile securitization (see Automobile Portfolio discussion), and the continued decline of the CRE portfolio reflecting our planned strategy to reduce our noncore CRE exposure.

At December 31, 2011, commercial loans totaled $20.5 billion, and represented 52% of our total credit exposure. Our commercial loan portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I loans — C&I loans are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a function of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to grow our C&I loan portfolio, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. Also, our Equipment Finance area is targeting larger equipment financings in the manufacturing sector in addition to our core products. We also expanded our large corporate banking group with sufficient resources to ensure we appropriately recognize and manage the risks associated with this type of lending.

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

Construction CRE loans — Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, and condominiums), office, and warehouse project types. Generally, these loans are for construction projects that have been presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans were $18.4 billion at December 31, 2011, and represented 48% of our total credit exposure. The consumer portfolio was diversified primarily among automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile — Automobile loans and leases are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking market represented more than 3% of our total automobile portfolio at December 31, 2011. In late 2011, we expanded into Minnesota and Wisconsin, and in 2010, we expanded into eastern Pennsylvania and five New England states. The expansions were based on hiring experienced colleagues within the new markets that have existing dealer relationships. We have a loan securitization strategy to maintain any growth within our established portfolio concentration limits.

Home equity — Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or second-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s performance. The portfolio’s credit risk profile is substantially reduced when we hold a first-lien position. During 2011, 70% of our home equity portfolio originations were secured by a first-lien. The first-lien position combined with continued high average FICO scores significantly reduces the PD associated with these loans. The combination provides a strong base when assessing the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits.

Residential mortgages — Residential mortgages represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at December 31, 2011, 50% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of accounting reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

Other consumer loans/leases — Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 10 — Loan and Lease Portfolio Composition

	At December 31,
	2011		2010		2009		2008		2007
(dollar amounts in millions)
Commercial:(1)
Commercial and industrial	$14,699	38%	$13,063	34%	$12,888	35%	$13,541	33%	$13,126	33%
Commercial real estate:
Construction	580	1	650	2	1,469	4	2,080	5	1,962	5
Commercial	5,246	13	6,001	16	6,220	17	8,018	20	7,221	18

Total commercial real estate	5,826	14	6,651	18	7,689	21	10,098	25	9,183	23

Total commercial	20,525	52	19,714	52	20,577	56	23,639	58	22,309	56

Consumer:
Automobile(2)	4,458	11	5,614	15	3,390	9	4,464	11	4,294	11
Home equity	8,215	21	7,713	20	7,563	21	7,557	18	7,290	18
Residential mortgage	5,228	13	4,500	12	4,510	12	4,761	12	5,447	14
Other consumer	498	3	566	1	751	2	671	1	715	1

Total consumer	18,399	48	18,393	48	16,214	44	17,453	42	17,746	44

Total loans and leases	$38,924	100%	$38,107	100%	$36,791	100%	$41,092	100%	$40,055	100%

(1)	There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

(2)	2011 included a decrease of $1.3 billion resulting from the transfer of automobile loans to loans held for a sale reflecting an automobile securitization transaction planned for the first half of 2012. 2010 included an increase of $0.5 billion resulting from the adoption of a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 11 — Total Loan and Lease Portfolio by Collateral Type

	At December 31,
	2011		2010		2009		2008		2007
(dollar amounts in millions)
Secured loans:
Real estate — commercial	$9,557	25%	$10,389	27%	$11,286	31%	$13,121	32%	$13,149	33%
Real estate — consumer	13,444	35	12,214	32	12,176	33	12,318	30	12,737	32
Vehicles	6,021	16	7,134	19	4,600	13	6,063	15	5,722	14
Receivables/Inventory	4,450	12	3,763	10	3,582	10	3,915	10	3,391	8
Machinery/Equipment	1,994	5	1,766	5	1,772	5	1,916	5	1,715	4
Securities/Deposits	800	2	734	2	1,145	3	862	2	788	2
Other	1,018	1	990	2	1,124	2	1,231	2	1,130	3

Total secured loans and leases	37,284	96	36,990	97	35,685	97	39,426	96	38,632	96
Unsecured loans and leases	1,640	4	1,117	3	1,106	3	1,666	4	1,423	4

Total loans and leases	$38,924	100%	$38,107	100%	$36,791	100%	$41,092	100%	$40,055	100%

Commercial Credit

The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. For all loans exceeding $5.0 million, we utilize a centralized senior loan committee, led by our chief credit officer. For loans less than $5.0 million, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities we operate in. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate allowance amount for the commercial portfolio. To provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of the entire commercial portfolio, including small business loans.

In addition to the initial credit analysis conducted during the approval process, our Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of new loan originations. This group is part of our Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of the credit processes.

Our standardized loan grading system considers many components that directly correlate loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and credit worthiness, along with various key financial metrics such as liquidity and net worth, assuming such information is available. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in our risk ratings for such loans, which is directly tied to, and an integral component of, our ALLL methodology. When a loan goes to impaired status, viable guarantor support is considered in the determination of the recognition of loan loss.

If our assessment of the guarantor’s credit strength yields an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have done so successfully. However, we do not formally track the repayment success from guarantors.

Substantially all commercial loans categorized as Classified (see Note 3 of Notes to Consolidated Financial Statements) are managed by our SAD. The SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.

Our commercial loan portfolio, including CRE loans, is diversified by product type, customer size, and geography throughout our footprint. No outstanding commercial loans and leases comprised an industry or geographic concentration of lending. Certain segments of our commercial loan portfolio are discussed in further detail below.

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

There were no commercial loan segments considered an industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and automotive suppliers. We manage the risks inherent in this portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.

While C&I borrowers have been challenged by the weak economy, problem loans have trended downward, reflecting a combination of proactive risk identification as well as some relative improvement in economic conditions. Nevertheless, some borrowers may no longer have sufficient capital to withstand the extended stress. As a result, these borrowers may not be able to comply with the original terms of their credit agreements. We continue to focus attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty to assess all potential solutions. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages.

CRE PORTFOLIO

We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. Additionally, we established a limit to our CRE exposure of no more than our amount of Tier 1 risk-based capital plus the ACL. We have been actively reducing our CRE exposure during the past three years, and our CRE exposure met this established limit at December 31, 2011. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on higher risk classes. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

Dedicated real estate professionals originated the majority of the portfolio, with the remainder obtained from prior bank acquisitions. Appraisals are obtained from approved vendors, and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group performs testing to provide an independent review and assessment of the quality of the underwriting and/or risk of new loan originations.

Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. We continue to perform on-going portfolio level reviews within the CRE portfolio. These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. Property values are updated using appraisals on a regular basis to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.

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

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $4.0 billion at December 31, 2011, representing 68% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance, and as such, we do not anticipate an elevated level of problem loans in the core portfolio.

A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $2.6 billion at December 31, 2010, to $1.8 billion at December 31, 2011, and represented 32% of total CRE loans. Of the loans in the noncore portfolio at December 31, 2011, 67% were classified as Pass, 95% had guarantors, nearly 100% were secured, and 90% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.2 billion, or 11%, of related outstanding balances, are classified as NALs. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 12 — Commercial Real Estate — Core vs. Noncore portfolios

	December 31, 2011
	Ending Balance	Prior NCOs	ACL $	ACL %	Credit Mark(1)	Nonaccrual Loans
(dollar amounts in millions)
Total core	$3,978	$25	$125	3.14%	3.75%	$26

Noncore — SAD(2)	735	253	182	24.76	44.03	195
Noncore — Other	1,113	17	88	7.91	9.29	9

Total noncore	1,848	270	270	14.61	25.50	204

Total commercial real estate	$5,826	$295	$395	6.78%	11.27%	$230

	December 31, 2010
	Ending Balance	Prior NCOs	ACL $	ACL %	Credit Mark(1)	Nonaccrual Loans
Total core	$4,042	$5	$160	3.96%	4.08%	$16

Noncore — SAD(2)	1,400	379	329	23.50	39.80	307
Noncore — Other	1,209	5	105	8.68	9.06	41

Total noncore	2,609	384	434	16.63	27.33	348

Total commercial real estate	$6,651	$389	$594	8.93%	13.96%	$364

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)

(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified loans.

As shown in the above table, the ending balance of the CRE portfolio at December 31, 2011, declined $0.8 billion, or 12%, compared with December 31, 2010. Of this decline, 81% occurred in the noncore segment of the portfolio administered by SAD, and was a result of payoffs and NCOs as we actively focused on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. We anticipate further noncore CRE declines, consistent with our strategy to continue to reduce our overall CRE exposure. The reduction in the core segment is a result of normal portfolio attrition combined with limited origination activity. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions.

Also as shown above, substantial reserves for the noncore portfolio have been established. At December 31, 2011, the ACL related to the noncore portfolio was 14.61%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 44.03% Credit Mark associated with the SAD-managed noncore portfolio is an indicator of the aggressive portfolio management strategy employed for this portfolio.

Consumer Credit

Consumer credit approvals are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. Importantly, certain individuals who understand each local region have the authority to make credit extension decisions to preserve our focus on the local communities we operate in. Each credit extension is assigned a specific PD and LGD. The PD is generally based on the borrower’s most recent credit bureau score (FICO), which we update quarterly, while the LGD is related to the type of collateral and the LTV ratio associated with the credit extension.

In consumer lending, credit risk is managed from a segment (i.e., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The on-going analysis and review process results in a determination of an appropriate ALLL amount for our consumer loan portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

Collection action is initiated as needed through a centrally managed collection and recovery function. The collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency. In addition to the consumer loan portfolio, the collection group is responsible for collection activity on all sold and securitized consumer loans and leases. Collection practices include a single contact point for the majority of the residential real estate secured portfolios.

AUTOMOBILE LOANS AND LEASES PORTFOLIO

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

We continued to consistently execute our value proposition and took advantage of market opportunities that allowed us to grow our automobile loan portfolio. The significant growth in the portfolio was accomplished while maintaining high credit quality metrics. As we further execute our strategies and take advantage of these opportunities, we have developed and implemented a loan securitization strategy to maintain any growth within our established portfolio concentration limits. We have continued to expand our origination markets by entering Minnesota and Wisconsin in late 2011, after entering Pennsylvania and five New England states in 2010. Our market expansion strategy is based on hiring new colleagues with direct experience and established relationships with automobile dealers in the specific market.

In the 2011 third quarter, we transferred $1.0 billion of automobile loans to a trust in a securitization transaction. The securitization qualified for sale accounting. As a result of this transaction, we recognized a $15.5 million gain on sale, which is reflected in noninterest income and recorded a $16.0 million servicing asset, which is reflected in accrued income and other assets. Additionally, in the 2011 fourth quarter, $1.3 billion of automobile loans were transferred to loans held for sale, reflecting an automobile loan securitization planned for the first half of 2012.

RESIDENTIAL REAL ESTATE-SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located throughout our geographic footprint. The continued stress on home prices has caused the performance in these portfolios to remain weaker than historical levels. We continue to evaluate all of our policies and processes associated with managing these portfolios.

In 2011, we accelerated the timing of charge-off recognition in our residential mortgage portfolio. In addition, we established a writedown policy for loans in short sale situations. Both of these policy changes resulted in accelerated recognition of residential mortgage charge-offs totaling $6.8 million in 2011. Further, also in 2011, we implemented a policy change regarding the placement of loans on nonaccrual status in both the home equity and residential mortgage portfolios. This policy change resulted in accelerated placement of loans on nonaccrual status totaling $6.7 million in the home equity portfolio and $8.0 million in the residential mortgage portfolio.

Table 13 — Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by second-lien
(dollar amounts in millions)	12/31/11	12/31/10	12/31/11	12/31/10	12/31/11	12/31/10
Ending balance	$3,815	$3,055	$4,400	$4,658	$5,228	$4,500
Portfolio weighted average LTV ratio(1)	71%	70%	81%	80%	77%	77%
Portfolio weighted average FICO score(2)	749	745	734	733	731	721

	Home Equity				Residential Mortgage(3)
	Secured by first-lien		Secured by second-lien
	Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Originations	$1,900	$1,310	$799	$754	$1,508	$1,607
Origination weighted average LTV ratio(1)	71%	69%	82%	79%	82%	81%
Origination weighted average FICO score(2)	769	767	762	756	759	759

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.

(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.

(3)	Represents only owned-portfolio originations.

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

At December 31, 2011, 46% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During 2011, 70% of our home equity portfolio originations were secured by a first-mortgage lien. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing our other products and services. The combination of high quality borrowers as measured by financial condition, FICO score, and the lien position status provide a high degree of confidence regarding the performance of the 2009-2011 originations.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a balloon payment and represented a majority of the line-of-credit portfolio at December 31, 2011. As previously discussed, a significant portion of recent originations are secured by first-liens on the underlying property as high quality borrowers take advantage of the current low variable-rates available with a line-of-credit. If the current 30-year fixed-rate declines substantially from its already low level, we would anticipate some portion of these first-lien line-of-credit borrowers to refinance to a more traditional residential mortgage at a fixed-rate.

We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high-quality borrowers. However, continued declines in housing prices have likely decreased the value of the collateral for this portfolio and have caused a portion of the portfolio to have an LTV ratio greater than 100%. These higher LTV ratios are directly correlated with borrower payment patterns and are a particular focus of our Loss Mitigation and Home Saver groups.

We obtain a property valuation for every loan or line-of-credit at origination. The type of property valuation obtained is based on a series of credit parameters, and ranges from an AVM to a complete walkthrough appraisal. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis with the intent of ensuring complete independence in the requesting and reviewing of real estate valuations associated with loan decisions. We are committed to appropriate valuations for all of our real estate lending, and do not anticipate significant impacts to our loan decision process as a result of these guidelines. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.

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

All residential mortgage loans are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

At December 31, 2011, 50% of our total residential mortgage loans have adjustable rates. At December 31, 2011, ARM loans that were expected to have rates reset totaled $1.9 billion through 2015. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the year ended December 31, 2011, we closed $605 million in HARP residential mortgages and $62 million in HAMP residential mortgages that are either in our residential mortgage portfolio or serviced for others. We utilize these programs to enhance our existing strategies of working closely with our customers.

European Sovereign Debt and Counterparty Exposure

In the normal course of business, we engage with other financial institutions for a variety of purposes resulting from ordinary banking activities such as payment processing, transactions entered into for risk management purposes (see Note 20 of the Notes to Consolidated Financial Statements), and for investment diversification. As a result, we are exposed to credit risk, or risk of loss, if the other financial institution fails to perform according to the terms of our contract or agreement.

Current European credit pressures have increased concerns about correlated adverse effects upon financial institutions. Specifically, there has been heightened emphasis on direct credit exposure to certain sovereigns, in particular, Greece, Ireland, Portugal, Spain and Italy, as well as to financial institutions headquartered in those countries. We analyze and assess each financial institution prior to approval as a counterparty. Our Treasury Credit Risk group within Credit Administration is responsible for the initial risk assessment as well as on-going monitoring. We actively manage the level of exposure to each financial institution, with regular assessment of the exposure limits by our Credit Policy and Strategy Committee. We believe our overall exposure to financial institutions on a gross basis, including direct credit exposure to any of these named sovereigns and their banks, is not significant in the aggregate. Nonetheless, we minimize this risk through active monitoring and management of each contract or agreement.

Credit Quality

We believe the most meaningful way to assess overall credit quality performance for 2011 is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the sections immediately following: NPAs and NALs, TDRs, ACL, and NCOs. In addition, we utilize delinquency rates, risk distribution and migration patterns, and product segmentation in the analysis of our credit quality performance.

Credit quality performance in 2011 improved significantly throughout the year as evidenced by the improvement of every key asset quality metric. NPAs declined 30% from December 31, 2010, to December 31, 2011, along with declines in both commercial Criticized and Classified assets levels over the same period. Delinquent loan levels declined across all loan portfolios. We anticipate these positive trends will continue in 2012, although at a slower rate compared to 2011.

NPAs, NALs, and TDRs

(This section should be read in conjunction with Significant Item 6 and Note 3 of the Notes to Consolidated Financial Statements.)

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

The table reflects period-end NALs and NPAs detail for each of the last five years.

Table 14 — Nonaccrual Loans and Nonperforming Assets

	At December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands)
Nonaccrual loans and leases:
Commercial and industrial(1)	$201,846	$346,720	$578,414	$932,648	$87,679
Commercial real estate	229,889	363,692	935,812	445,717	148,467
Residential mortgages(1)	68,658	45,010	362,630	98,951	59,557
Home equity	40,687	22,526	40,122	24,831	24,068

Total nonaccrual loans and leases	541,080	777,948	1,916,978	1,502,147	319,771
Other real estate owned, net
Residential	20,330	31,649	71,427	63,058	60,804
Commercial	18,094	35,155	68,717	59,440	14,467

Total other real estate, net	38,424	66,804	140,144	122,498	75,271
Impaired loans held for sale(2)	—	—	969	12,001	73,481
Other nonperforming assets(3)	10,772	—	—	—	4,379

Total nonperforming assets	$590,276	$844,752	$2,058,091	$1,636,646	$472,902

Nonaccrual loans as a % of total loans and leases	1.39%	2.04%	5.21%	3.66%	0.80%
Nonperforming assets ratio(4)	1.51	2.21	5.57	3.97	1.18
Allowance for loan and lease losses as % of:
Nonaccrual loans	178%	161%	77%	60%	181%
Nonperforming assets	163	148	72	55	122
Allowance for credit losses as % of:
Nonaccrual loans	187%	166%	80%	63%	202%
Nonperforming assets	172	153	74	58	136
Nonperforming Franklin assets:(1)
Commercial	$—	$—	$—	$650,225	$—
Residential mortgage	—	—	299,670	—	—
Home equity	—	—	15,004	—	—
Other real estate owned, net	—	9,477	23,826	—	—

Total Nonperforming Franklin assets	$—	$9,477	$338,500	$650,225	$—

(1)	Franklin loans were reported as commercial accruing restructured loans at December 31, 2007. At December 31, 2008, Franklin loans were reported as nonaccrual commercial and industrial loans. At December 31, 2009 and 2010, nonaccrual Franklin loans were reported as residential mortgage loans, home equity loans, and other real estate owned. At December 31, 2011, all Franklin-related loans and other real estate owned were either sold or fully charged-off.

(2)	Represents impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.

(3)	Other nonperforming assets at December 31, 2011, represented an investment security backed by a municipal bond. Other nonperforming assets at December 31, 2007, represented certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(4)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.

NALs were $541.1 million at December 31, 2011, compared with $777.9 million at December 31, 2010. The decrease of $236.9 million, or 30%, primarily reflected:

•

$144.9 million, or 42%, decrease in C&I NALs, primarily reflected both NCO activity and problem loan resolutions, including payments and pay-offs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•

$133.8 million, or 37%, decrease in CRE NALs, primarily reflecting both NCO activity and problem loan resolutions including payments and pay-offs. We continued to focus on early recognition of risk through our on-going portfolio management processes.

Partially offset by:

•

$23.6 million, or 53%, increase in residential mortgage NALs, primarily reflecting the continued weak economic conditions and decline of residential real estate property values. The process related to foreclosure and disposition of real estate assets has lengthened, resulting in loans remaining in a delinquency status for a significantly longer period of time. Residential mortgage NALs have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant risk of future loss. Additionally, a policy change resulted in the accelerated placement of loans on NAL status totaling $8.0 million in 2011 (see Consumer Credit section).

•

$18.2 million, or 81%, increase in home equity NALs, primarily reflecting the continued weak economic conditions and decline of residential real estate property values. The home equity portfolio will continue to be impacted by borrowers that are seeking to refinance but are in a negative equity position because of a second-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a second-lien loan is not likely to cause them to lose their home. Home equity NALs have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of loss. Additionally, a policy change resulted in the accelerated placement of loans on NAL status totaling $6.7 million in 2011 (see Consumer Credit section).

Of the $431.7 million of CRE and C&I-related NALs at December 31, 2011, $128.0 million, or 30%, represented loans that were less than 30 days past due, demonstrating our continued commitment to proactive credit risk management.

NPAs, which include NALs, were $590.3 million at December 31, 2011, and represented 1.51% of related assets. This compared with $844.8 million, or 2.21%, at December 31, 2010. The $254.5 million, or 30%, decrease reflected:

•	$236.9 million decrease to NALs, discussed above.

•	$28.4 million decrease to OREO, primarily reflecting lower inflows combined with active sales activities.

As discussed previously, residential mortgages are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien and second-lien home equity loans and lines-of-credit are placed on nonaccrual status at 150-days past due and 120-days past due, respectively.

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 15 — Accruing Past Due Loans and Leases

	At December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands)
Accruing loans and leases past due 90 days or more
Commercial and industrial	$—	$—	$—	$10,889	$10,474
Commercial real estate	—	—	—	59,425	25,064
Residential mortgage (excluding loans guaranteed by the U.S. government)	45,198	53,983	78,915	71,553	67,391
Home equity	20,198	23,497	53,343	29,039	24,086
Other loans and leases	8,253	10,177	13,400	18,039	13,962

Total, excl. loans guaranteed by the U.S. government	73,649	87,657	145,658	188,945	140,977
Add: loans guaranteed by the U.S. government	96,703	98,288	101,616	82,576	51,174

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$170,352	$185,945	$247,274	$271,521	$192,151

Ratios:(1)
Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.19%	0.23%	0.40%	0.46%	0.35%
Guaranteed by the U.S. government, as a percent of total loans and leases	0.25	0.26	0.28	0.20	0.13
Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.44	0.49	0.68	0.66	0.48

(1)	Ratios are calculated as a percentage of related loans and leases.

TDR Loans

TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs, whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past three years:

Table 16 — Accruing and Nonaccruing Troubled Debt Restructured Loans

	December 31,
	2011	2010	2009
(dollar amounts in thousands)
Troubled debt restructured loans — accruing:
Residential mortgage	$309,678	$328,411	$229,470
Other consumer(1)	94,905	76,586	52,871
Commercial	303,975	222,632	157,049

Total troubled debt restructured loans — accruing	708,558	627,629	439,390
Troubled debt restructured loans — nonaccruing:
Residential mortgage	26,089	5,789	4,988
Other consumer(1)	482	—	—
Commercial	70,521	33,462	108,458

Total troubled debt restructured loans — nonaccruing	97,092	39,251	113,446

Total troubled debt restructured loans	$805,650	$666,880	$552,836

(1)	Includes automobile, home equity, and other consumer TDRs.

TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

TDR activity for 2011 was as follows:

Table 17 — TDR Activity

At December 31, 2011
(dollar amounts in thousands)
TDRs, beginning of period	$666,880
New TDRs	583,439
Payments	(138,467)
Charge-offs	(37,341)
Sales	(54,715)
Refinanced to non-TDR	(40,091)
Transfer to OREO	(5,016)
Restructured TDRs(1)	(160,373)
Other	(8,666)

TDRs, end of period	$805,650

(1)	Represents existing commercial TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

ACL

(This section should be read in conjunction with Significant Item 6, and Note 3 of the Notes to Consolidated Financial Statements.)

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in 2011 was $174.1 million, compared with $634.5 million in 2010.

While the total ACL balance declined in 2011, and the resulting ACL-to-loan coverage ratio declined to 2.60% from 3.39%, all of the ACL coverage benchmarks improved as a result of the improvement in the underlying quality of the portfolio. The coverage ratios associated with NALs, commercial Criticized, and commercial Classified loans all showed significant improvement in 2011 despite the decline in the ACL level.

The following table reflects activity in the ALLL and ACL for each of the last five years.

Table 18 — Summary of Allowance for Credit Losses and Related Statistics

	Year Ended December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands)
Allowance for loan and lease losses, beginning of year	$1,249,008	$1,482,479	$900,227	$578,442	$272,068
Acquired allowance for loan and lease losses	—	—	—	—	188,128
Loan and lease charge-offs
Commercial:
Commercial and industrial	(134,385)	(316,771)	(525,262)	(538,434)	(359,457)
Commercial real estate:
Construction	(42,012)	(116,428)	(196,148)	(6,631)	(11,902)
Commercial	(140,747)	(187,567)	(500,534)	(65,565)	(29,152)

Commercial real estate	(182,759)	(303,995)	(696,682)	(72,196)	(41,054)

Total commercial	(317,144)	(620,766)	(1,221,944)	(610,630)	(400,511)

Consumer:
Automobile	(33,593)	(46,308)	(76,141)	(72,108)	(41,241)
Home equity	(109,427)	(140,831)	(110,400)	(70,457)	(37,221)
Residential mortgage	(65,069)	(163,427)	(111,899)	(23,012)	(12,196)
Other consumer	(32,520)	(32,575)	(40,993)	(30,123)	(26,773)

Total consumer	(240,609)	(383,141)	(339,433)	(195,700)	(117,431)

Total charge-offs	(557,753)	(1,003,907)	(1,561,378)	(806,330)	(517,942)

Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	44,686	61,839	37,656	12,269	13,617
Commercial real estate:
Construction	10,488	7,420	3,442	5	48
Commercial	24,170	21,013	10,509	3,451	1,902

Total commercial real estate	34,658	28,433	13,951	3,456	1,950

Total commercial	79,344	90,272	51,607	15,725	15,567

Consumer:
Automobile	18,526	19,736	19,809	17,543	13,549
Home equity	7,630	1,458	4,224	2,901	2,795
Residential mortgage	8,388	10,532	1,697	1,765	825
Other consumer	6,776	7,435	7,454	10,329	7,575

Total consumer	41,320	39,161	33,184	32,538	24,744

Total recoveries	120,664	129,433	84,791	48,263	40,311

Net loan and lease charge-offs	(437,089)	(874,474)	(1,476,587)	(758,067)	(477,631)

Provision for loan and lease losses	167,730	641,299	2,069,931	1,067,789	628,802
Economic reserve transfer	—	—	—	12,063	—
Allowance for assets sold and securitized or transferred to loans held for sale	(14,821)	(296)	(11,092)	—	(32,925)

Allowance for loan and lease losses, end of year	964,828	1,249,008	1,482,479	900,227	578,442

Allowance for unfunded loan commitments, beginning of year	42,127	48,879	44,139	66,528	40,161
Acquired allowance for unfunded loan commitments	—	—	—	—	11,541
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	6,329	(6,752)	4,740	(10,326)	14,826
Economic reserve transfer	—	—	—	(12,063)	—

Allowance for unfunded loan commitments, end of year	48,456	42,127	48,879	44,139	66,528

Allowance for credit losses, end of year	$1,013,284	$1,291,135	$1,531,358	$944,366	$644,970

ALLL as a % of total period end loans and leases	2.48%	3.28%	4.03%	2.19%	1.44%
AULC as a % of total period end loans and leases	0.12	0.11	0.13	0.11	0.17

ACL as a % of total period end loans and leases	2.60%	3.39%	4.16%	2.30%	1.61%

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 19 — Allocation of Allowances for Credit Losses (1)

	At December 31,
	2011		2010		2009		2008		2007
(dollar amounts in thousands)
Commercial:
Commercial and industrial	$275,367	38%	$340,614	34%	$492,205	35%	$412,201	33%	$295,555	33%
Commercial real estate	388,706	14	588,251	18	751,875	21	322,681	25	172,998	23

Total commercial	664,073	52	928,865	52	1,244,080	56	734,882	58	468,553	56

Consumer:
Automobile	38,282	11	49,488	15	57,951	9	44,712	11	28,635	11
Home equity	143,873	21	150,630	20	102,039	21	63,538	18	45,957	18
Residential mortgage	87,194	13	93,289	12	55,903	12	44,463	12	20,746	14
Other loans	31,406	3	26,736	1	22,506	2	12,632	1	14,551	1

Total consumer	300,755	48	320,143	48	238,399	44	165,345	42	109,889	44

Total allowance for loan and lease losses	964,828	100%	1,249,008	100%	1,482,479	100%	900,227	100%	578,442	100%

Allowance for unfunded loan commitments	48,456		42,127		48,879		44,139		66,528

Total allowance for credit losses	$1,013,284		$1,291,135		$1,531,358		$944,366		$644,970

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The reduction in the ACL compared with December 31, 2010, reflected declines in the ALLL in both the commercial and consumer portfolios.

The decline in the commercial portfolio ALLL reflected NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss (see Note 3 of the Notes to Consolidated Financial Statements for additional information regarding loan risk ratings). As shown in the table below, commercial Criticized loans declined $927.9 million, or 30%, from December 31, 2010, reflecting upgrade and payment activity.

Table 20 — Criticized Commercial Loan Activity

	At December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands)
Criticized commercial loans, beginning of period	$3,074,481	$4,971,637	$3,311,280	$2,736,166	$662,425
New additions / increases	1,068,299	1,284,216	4,707,518	1,688,022	2,670,616
Advances	193,679	298,511	390,872	292,295	282,614
Upgrades to Pass	(901,633)	(1,456,132)	(522,150)	(378,027)	(271,394)
Payments	(986,919)	(1,465,374)	(1,843,535)	(858,996)	(531,255)
Loan losses	(301,300)	(558,377)	(1,072,348)	(168,180)	(76,840)

Criticized commercial loans, end of period	$2,146,607	$3,074,481	$4,971,637	$3,311,280	$2,736,166

The decline in the consumer-related ALLL reflected the impact of the 2011 automobile securitization (see Automobile Portfolio discussion), as well as decreases in both the home equity-related and residential mortgage-related ALLL resulting from improved borrower quality as measured by updated FICO scores.

Compared with December 31, 2010, the AULC increased $6.3 million primarily resulting from the downgrade of a commercial letter-of-credit associated with one relationship.

Credit quality trends within the entire loan and lease portfolio steadily improved throughout 2011 and 2010. The ACL to total loans ratio declined to 2.60% at December 31, 2011, compared to 3.39% at December 31, 2010. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of problem loans and aggressive action plans for these problem loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. However, the continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged throughout 2011. These additional risks included the European banking sector stress, the continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate modest improvement in the unemployment rate, however we remain concerned that the U.S. and local government budget issues will continue to negatively impact the financial condition of some of our retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Although there was improvement in 2011, we believe the impact of reduced property values and the continued weak economic conditions will continue to negatively impact us. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

  NCOs

  (This section should be read in conjunction with Significant Item 6, and Franklin-related Impacts located within the Additional Disclosures section.)

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.

The following table reflects NCO detail for each of the last five years.

Table 21 — Net Loan and Lease Charge-offs

	Year Ended December 31,
	2011	2010	2009	2008	2007
(dollar amounts in thousands)
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$89,699	$254,932	$487,606	$526,165	$345,840
Commercial real estate:
Construction	31,524	109,008	192,706	6,626	11,854
Commercial	116,577	166,554	490,025	62,114	27,250

Total commercial real estate	148,101	275,562	682,731	68,740	39,104

Total commercial	237,800	530,494	1,170,337	594,905	384,944

Consumer:
Automobile	15,067	26,572	56,332	54,565	27,692
Home equity	101,797	139,373	106,176	67,556	34,426
Residential mortgage	56,681	152,895	110,202	21,247	11,371
Other consumer	25,744	25,140	33,540	19,794	19,198

Total consumer	199,289	343,980	306,250	163,162	92,687

Total net charge-offs	$437,089	$874,474	$1,476,587	$758,067	$477,631

Net charge-offs ratio:(1)
Commercial:
Commercial and industrial	0.66%	2.05%	3.71%	3.87%	3.25%
Commercial real estate:
Construction	5.33	9.95	10.37	0.32	0.77
Commercial	2.08	2.72	6.71	0.81	0.52

Commercial real estate	2.39	3.81	7.46	0.71	0.57

Total commercial	1.20	2.70	5.25	2.55	2.21

Consumer:
Automobile	0.26	0.54	1.59	1.21	0.67
Home equity	1.28	1.84	1.40	0.91	0.56
Residential mortgage	1.20	3.42	2.43	0.42	0.23
Other consumer	4.84	3.80	4.65	2.86	3.63

Total consumer	1.05	1.95	1.87	0.92	0.59

Net charge-offs as a % of average loans	1.12%	2.35%	3.82%	1.85%	1.44%

(1)	Percentage of related average loan balances.

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established at origination is consistent with the level of risk associated with the original underwriting. As part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the risk rating is adjusted based on a current assessment of the borrower’s financial position. The ALLL is increased or decreased based on the revised risk rating. In certain cases, the ALLL is determined to not be sufficient, and a specific reserve is established based on the projected cash flow and collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that needed to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL typically either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for a specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

Home equity NCO annualized percentages generally are greater than those of the residential mortgage portfolio primarily as a result of its second-lien position. This relationship changed substantially in 2009 and 2010 as the residential mortgage NCO ratio significantly exceeded the home equity NCO ratio in both years. The NCO annualized percentage in the home equity portfolio is the result of a higher quality borrower base as measured by FICO distribution and a substantial portion of the growth representing first-lien positions. We believe that higher quality borrowers were attracted to the HELOC product as a result of the relatively low interest rates associated with this variable rate product. Additionally, we accelerated the charge-off policy associated with the residential mortgage portfolio in 2011 which shortened the maximum timeframe to charge-off and, also during 2011, we executed two NPL sales in the residential mortgage portfolio with resulting charge-offs.

We anticipate a return to the historical pattern of residential mortgage portfolio NCOs being lower than the home equity portfolio NCOs as exhibited in the second half of 2011. As we have focused on originating high-quality home equity loans, we believe the PD risk is lower in the home equity portfolio. However, the LGD component is significantly higher than the residential mortgage portfolio, which results in our projection for lower NCOs in the residential mortgage portfolio relative to the home equity portfolio going forward. Therefore, we believe the residential mortgage NCO rate will remain lower compared to the home equity portfolio as a result of the entire first-lien composition of the residential mortgage portfolio, as well as the result of previous credit actions improving the underlying quality of these portfolios.

The home equity portfolio NCO levels are not anticipated to increase compared to 2010 levels as a more significant portion of the portfolio is in a first-lien position as described in Table 13. However, the home equity portfolio will continue to be impacted by borrowers that are seeking to refinance but are in a negative equity position because of the second-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a second-lien loan is not likely to cause them to lose their home.

From a delinquency standpoint, all residential mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For the home equity portfolio, virtually all of the defaults represent full charge-offs as there is no remaining equity, creating a lower delinquency rate but a higher charge-off impact.

  2011 versus 2010

The $165.2 million, or 65%, decrease in C&I NCOs and the $127.5 million, or 46%, decrease in CRE NCOs primarily reflected significant credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was not any concentration in either geography or project type. Based on asset quality trends, we anticipate lower levels of CRE NCOs in the future.

The $11.5 million, or 43%, decline in the automobile portfolio reflected our consistent high quality origination profile, as well as a stronger market for used automobiles.

Home equity NCOs declined $37.6 million, or 27%. 2010 included $20.8 million of Franklin-related NCOs compared with no Franklin-related NCOs in the current period. Excluding the Franklin-related impacts, home equity NCOs decreased $16.8 compared with 2010. Although the performance of this portfolio continued to be impacted by the overall weak economic conditions and the continued decline of residential real estate property values, the performance was consistent with our expectations for the portfolio and we anticipate continued improvement.

Residential mortgage NCOs declined $96.2 million, or 63%. 2010 included $71.3 million of Franklin-related net charge-offs, and 2011 included Franklin-related net recoveries of $2.5 million. Excluding the Franklin impacts, residential mortgage NCOs decreased $22.4 million compared with 2010. Additionally, 2011 included $6.8 million of NCOs related to a change in charge-off recognition policy (see Consumer Credit section). Excluding these impacts, performance was consistent with our expectations for a continued downward trend in this portfolio.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

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

The FOMC’s announcement of “Operation Twist” had the initial impact of lowering long-term rates (e.g., rates with maturities greater than five years) while slightly increasing intermediate-term rates (e.g., rates with maturities of two to three years). However, over time, both intermediate-term and long-term rates declined. Short-term rates (e.g., rates with maturities of overnight through one year) were not materially impacted by “Operation Twist.” The impact to ISE at Risk was not material because short-term rates were not materially impacted, and the impact of changes in intermediate-term and long-term rates takes a longer amount of time to be reflected in financial results. The impact to EVE at Risk was meaningful because the impact of lower long-term rates is reflected in higher mortgage asset prepayments. Higher mortgage asset prepayments has the effect of lowering EVE at Risk because the duration of assets declines while the duration of liabilities is not impacted.

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

The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of December 31, 2011, and December 31, 2010. All of the positions were within the board of directors’ policy limits as of December 31, 2011, except for the gradual -100 basis point scenario. ISE at risk for the -100 basis point scenario was -2.3% compared to the policy limit of -2.0%. The board of directors approved an exception to the policy limit given that the likelihood of rates declining 100, or even 200, basis points has a low probability of occurrence as a mitigating factor for being outside the policy limit.

Table 22 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	–200	–100	+100	+200

Board policy limits	–4.0%	–2.0%	–2.0%	–4.0%

December 31, 2011	–3.6	–2.3	1.8	3.4
December 31, 2010	–3.2	–1.8	0.3	—

The ISE at risk reported as of December 31, 2011 for the +100 and +200 basis points scenario shows a significant change to a near-term asset-sensitive interest rate risk position compared with December 31, 2010. The ALCO’s strategy is to be near-term asset-sensitive to a rising rate scenario. The primary factors contributing to this change are the 2011 first quarter termination of $4.5 billion of interest rate swaps maturing through June 2012, offset slightly by $1.8 billion of interest rate swaps executed in the 2011 second and third quarters, the impact of lower interest rates on mortgage asset prepayments, and low-cost deposit growth.

The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest-sensitive income is 39.6% sensitive to changes in market interest rates, while total interest-sensitive expense is 39.9% sensitive to changes in market interest rates. ISE at risk for the +200 basis points scenario has a near-term asset-sensitive interest rate risk position because of the larger base of total interest-sensitive income relative to total interest-sensitive expense.

Table 23 — Interest Income/Expense Sensitivity

	Percent of Total Earning Assets(1)	Percent Change in Interest Income/Expense for a Given Change in Interest Rates Over / (Under) Base Case Parallel Ramp
Basis point change scenario		–200	–100	+100	+200

Total loans	81%	–20.5%	–30.9%	42.1%	43.5%
Total investments and other earning assets	19	–19.2	–23.0	30.7	28.2
Total interest sensitive income		–19.7	–28.6	38.9	39.6

Total interest-bearing deposits	67	–10.4	–17.5	34.9	36.3
Total borrowings	9	–22.4	–38.1	61.6	65.6
Total interest-sensitive expense		–11.9	–20.0	38.2	39.9

(1)	At December 31, 2011

The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the December 31, 2011 results compared with December 31, 2010. All of the positions were within the board of directors’ policy limits.

Table 24 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	–200	–100	+100	+200

Board policy limits	–12.0%	–5.0%	–5.0%	–12.0%

December 31, 2011	–1.5	0.8	–1.7	–4.6
December 31, 2010	–0.5	1.3	–4.0	–8.9

The EVE at risk reported as of December 31, 2011 for the +200 basis points scenario shows a change to a lower long-term liability sensitive position compared with December 31, 2010. The primary factors contributing to this change are the impact of lower interest rates on mortgage asset prepayments, the growth in low-cost deposits, and the 2011 first quarter termination of $4.5 billion of interest rate swaps maturing through June 2012, offset slightly by $1.8 billion of interest rate swaps executed in the 2011 second and third quarters and higher levels of fixed rate loans.

The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decrease in value 3.1% to changes in market interest rates, while total net tangible liabilities increase in value 2.9% to changes in market interest rates. EVE at risk for the +200 basis points scenario is liability sensitive because of the decrease in economic value of total net tangible assets, which reduces the EVE, and the increase in economic value of total net tangible liabilities, which also reduces the EVE.

Table 25 — Economic Value Sensitivity

	Percent of Total Net Tangible Assets(1)	Percent Change in Economic Value for a Given Change in Interest Rates Over/(Under) Base Case Parallel Shocks
Basis point change scenario		–200	–100	+100	+200

Total loans	74%	1.1%	0.9%	–1.3%	–2.6%
Total investments and other earning assets	17	2.3	2.2	–2.9	–6.0
Total net tangible assets(2)		1.3	1.2	–1.5	–3.1

Total deposits	80	–1.9	–1.3	1.6	3.1
Total borrowings	8	–1.0	–0.7	0.8	1.6
Total net tangible liabilities(3)		–1.8	–1.2	1.5	2.9

(1)	At December 31, 2011.

(2)	Tangible assets excluding ALLL.

(3)	Tangible liabilities excluding AULC.

MSR

(This section should be read in conjunction with Note 6 of the Notes to the Consolidated Financial Statements.)

At December 31, 2011, we had $137.4 million of capitalized MSRs representing the right to service $15.9 billion in mortgage loans. Of this $137.4 million, $65.0 million was recorded using the fair value method, and $72.4 million was recorded using the amortization method.

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

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in other assets in the Consolidated Balance Sheets.

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

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.

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

In the normal course of business, in order to better manage liquidity risk, we perform stress tests to determine the effect that a potential downgrade in our credit ratings or other market disruptions could have on liquidity over various time periods. These credit ratings have a direct impact on our cost of funds and ability to raise funds under normal, as well as adverse, circumstances. The results of these stress tests indicate that at December 31, 2011, sufficient sources of funds were available to meet our financial obligations and fund our operations for 2012. The stress test scenarios include testing to determine the impact of an interruption to our access to the national markets for funding, a significant run-off in core deposits and liquidity triggers inherent in other financial agreements. To compensate for the effect of these assumed liquidity pressures, we consider alternative sources of liquidity over different time periods to project how funding needs would be managed. The specific alternatives for enhancing liquidity include generating client deposits, securitizing or selling loans, selling or maturing of securities, and extending the level or maturity of wholesale borrowings. Liquidity stress testing was also an important component of the fourth quarter annual capital planning process.

Available-for-sale and other securities portfolio

(This section should be read in conjunction with the Critical Accounting Policies and Use of Significant Estimates discussion, and Note 4 of the Notes to Consolidated Financial Statements.)

Our investment securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.

Our available-for-sale and other securities portfolio is comprised of various financial instruments. At December 31, 2011, our available-for-sale and other securities portfolio totaled $8.1 billion, a decrease of $1.8 billion from 2010. The duration of the portfolio increased by 0.1 years to 3.1 years.

The composition and maturity of the portfolio is presented on the following two tables.

Table 26 — Available-for-sale and other securities Portfolio Summary at Fair Value

	At December 31,
	2011	2010	2009
(dollar amounts in thousands)
U.S. Government backed agencies	$5,253,640	$7,048,028	$6,566,653
Other	2,824,374	2,847,216	2,021,261

Total available-for-sale and other securities	$8,078,014	$9,895,244	$8,587,914

Duration in years(1)	3.1	3.0	2.4

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 27 — Available-for-sale and other securities Portfolio Composition and Maturity

	At December 31, 2011
	Amortized Cost	Fair Value	Yield(1)
(dollar amounts in thousands)
U.S. Treasury:
Under 1 year	$—	$—	—%
1-5 years	51,773	52,672	1.02
6-10 years	509	532	1.94
Over 10 years	—	—	—

Total U.S. Treasury	52,282	53,204	1.03

Federal agencies: mortgage-backed securities
Under 1 year	—	—	—
1-5 years	218,410	219,055	1.76
6-10 years	400,105	409,521	2.58
Over 10 years	3,760,108	3,836,316	2.68

Total Federal agencies: mortgage-backed securities	4,378,623	4,464,892	2.62

Other agencies:
Under 1 year	101,346	101,656	1.48
1-5 years	611,047	620,639	1.31
6-10 years	12,333	13,249	3.17
Over 10 years	—	—	—

Total other Federal agencies	724,726	735,544	1.37

Total U.S. Government backed agencies	5,155,631	5,253,640	2.43

(Continued)

	At December 31, 2011
	Amortized Cost	Fair Value	Yield(1)
(dollar amounts in thousands)
Municipal securities:
Under 1 year	—	—	—
1-5 years	186,250	190,228	2.74
6-10 years	98,801	104,857	4.44
Over 10 years	109,811	112,641	3.93

Total municipal securities	394,862	407,726	3.50

Private label CMO:
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	11,740	11,783	5.52
Over 10 years	72,858	60,581	4.82

Total private label CMO	84,598	72,364	4.92

Asset-backed securities:
Under 1 year	—	—	—
1-5 years	644,080	646,315	1.67
6-10 years	197,940	199,075	1.59
Over 10 years	258,270	121,698	1.92

Total asset-backed securities	1,100,290	967,088	1.71

Covered bonds:
Under 1 year	—	—	—
1-5 years	510,937	504,045	1.74
6-10 years	—	—	—
Over 10 years	—	—	—

Total covered bonds	510,937	504,045	1.74

Corporate debt:
Under 1 year	501	518	4.70
1-5 years	383,909	379,657	2.19
6-10 years	148,896	148,708	4.35
Over 10 years	—	—	—

Total corporate debt	533,306	528,883	2.79

Other:
Under 1 year	1,900	1,900	3.70
1-5 years	2,250	2,234	2.06
6-10 years	—	—	—
Over 10 years	—	—	—
Nonmarketable equity securities (2)	286,515	286,515	4.84
Marketable equity securities (3)	53,665	53,619

Total other	344,330	344,268

Total available-for-sale and other securities	$8,123,954	$8,078,014	2.46%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.

(2)	Consists of FHLB and FRB restricted stock holding carried at par.

(3)	Consists of certain mutual fund and equity security holdings.

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2011, these core deposits funded 76% of total assets. At December 31, 2011, total core deposits represented 95% of total deposits, an increase from 93% at the prior year-end.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $3.9 billion from the prior year, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $26.2 million and $13.1 million at December 31, 2011 and 2010, respectively.

The following tables contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2011.

Table 28 — Maturity Schedule of time deposits, brokered deposits, and negotiable CDs

	December 31, 2011
	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
(dollar amounts in millions)
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$299	$983	$54	$375	$1,711
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$319	$999	$75	$404	$1,797

The following table reflects deposit composition detail for each of the last five years.

Table 29 — Deposit Composition

	At December 31,
	2011		2010		2009		2008		2007
(dollar amounts in millions)
By Type
Demand deposits — noninterest-bearing	$11,158	26%	$7,217	17%	$6,907	17%	$5,477	14%	$5,138	14%
Demand deposits — interest-bearing	5,722	13	5,469	13	5,890	15	4,083	11	4,049	11
Money market deposits	13,117	30	13,410	32	9,485	23	5,182	14	6,643	18
Savings and other domestic deposits	4,698	11	4,643	11	4,652	11	4,930	13	5,282	14
Core certificates of deposit	6,513	15	8,525	20	10,453	26	12,856	34	10,851	29

Total core deposits	41,208	95	39,264	93	37,387	92	32,528	86	31,963	86
Other domestic deposits of $250,000 or more	390	1	675	2	652	2	1,328	3	1,676	4
Brokered deposits and negotiable CDs	1,321	3	1,532	4	2,098	5	3,354	9	3,377	9
Deposits in foreign offices	361	1	383	1	357	1	733	2	727	1

Total deposits	$43,280	100%	$41,854	100%	$40,494	100%	$37,943	100%	$37,743	100%

Total core deposits:
Commercial	$16,366	40%	$12,476	32%	$11,368	30%	$7,971	25%	$9,018	28%
Personal	24,842	60	26,788	68	26,019	70	24,557	75	22,945	72

Total core deposits	$41,208	100%	$39,264	100%	$37,387	100%	$32,528	100%	$31,963	100%

Management expects the FDIC to allow the extended or unlimited coverage for noninterest-bearing accounts to expire on December 31, 2012, as scheduled. We anticipate minimal impact on our liquidity position; mainly an increase to collateral requirements for our Public Fund clients whose deposits are currently covered by the FDIC insurance. We will continue to monitor this throughout 2012.

Table 30 — Federal Funds Purchased and Repurchase Agreements

	2011	2010	2009	2008	2007
(dollar amounts in millions)
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,434	$1,966	$851	$1,289	$2,706
Other short-term borrowings	7	75	25	20	138
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.17%	0.19%	0.21%	0.36%	2.88%
Other short-term borrowings	2.74	0.53	1.17	3.45	1.66
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,431	$2,084	$1,095	$3,307	$2,798
Other short-term borrowings	86	108	54	249	137
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$2,009	$1,375	$903	$2,328	$2,201
Other short-term borrowings	46	70	30	45	44
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.16%	0.19%	0.21%	1.74%	4.09%
Other short-term borrowings	0.59	0.43	1.47	3.59	6.03

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through wholesale funding. These sources include other domestic deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At December 31, 2011, total wholesale funding was $6.6 billion, a decrease from $8.4 billion at December 31, 2010. The $6.6 billion portfolio at December 31, 2011, had a weighted average maturity of 3.9 years.

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

Table 31 — Federal Reserve Bank and FHLB-Cincinnati Borrowing Capacity

	December 31,
(dollar amounts in billions)	2011	2010
Loans Pledged:
Federal Reserve Bank	$10.5	$9.7
FHLB	8.3	7.8

Total loans pledged	$18.8	$17.5
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$10.5	$8.8

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

At December 31, 2011, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 32 — Maturity Schedule of Commercial Loans

	December 31, 2011
	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
(dollar amounts in millions)
Commercial and industrial	$4,867	$7,798	$2,034	$14,699	71%
Commercial real estate — construction	278	269	33	580	3
Commercial real estate — commercial	1,971	2,651	624	5,246	26

Total	$7,116	$10,718	$2,691	$20,525	100%

Variable-interest rates	$6,717	$8,972	$1,997	$17,686	86%
Fixed-interest rates	399	1,746	694	2,839	14

Total	$7,116	$10,718	$2,691	$20,525	100%

Percent of total	35%	52%	13%	100%

At December 31, 2011, the fair value of our portfolio of investment securities was $8.1 billion, of which $3.6 billion was pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements. The composition and maturity of these securities were presented in Table 27.

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

As a result of bank capital standards arising from the Dodd-Frank Act, beginning in 2013 trust preferred securities will eventually cease to be considered Tier 1 risk-based capital. The Exchange Offer described below was intended to improve our Tier 1 risk-based capital in anticipation of these regulations by replacing a portion of our trust preferred securities with preferred stock, which we believe will qualify as additional Tier 1 risk-based capital.

During the 2011 fourth quarter, Huntington issued $35.5 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock in exchange for $35.5 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities. Huntington will pay dividends on the Series B Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 2.70%.

Upon receipt of the aforementioned trust preferred securities, Huntington exchanged $32.5 million of the trust preferred securities with the applicable Trust for a like amount of debentures issued by us. The debentures were surrendered to the applicable trustee for cancellation. Huntington anticipates exchanging the remaining $3.0 million of trust preferred securities and retiring the related subordinated debt obligation in the first quarter of 2012.

In addition, during the fourth quarter the parent company received $325.0 million in funding from the Bank based on the payment of intercompany subordinated debt. The parent company also received $30.0 million in dividends from the Huntington Investment Company.

At December 31, 2011, the parent company had $0.9 billion in cash and cash equivalents, compared with $0.6 billion at December 31, 2010. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.

On January 19, 2012, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share. The dividend is payable on April 2, 2012, to shareholders of record on March 19, 2012. Based on the current quarterly dividend of $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $34.6 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at December 31, 2011, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for the next 18 months.

We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. The Bank and other subsidiaries fund approximately 90% of pension contributions. Although we contributed a total of $90.0 million in 2011, there was no required minimum contribution for 2011. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. Any additional pension contributions are not expected to significantly impact liquidity. See the contractual obligations table for our pension minimum funding requirement.

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

Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2011, we had $0.6 billion of standby letters of credit outstanding, of which 80% were collateralized. Included in this $0.6 billion total are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by the Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At December 31, 2011, and December 31, 2010, we had commitments to sell residential real estate loans of $629.0 million and $998.7 million, respectively. These contracts mature in less than one year.

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 33 — Contractual Obligations(1)

	December 31, 2011
	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years		Total
(dollar amounts in millions)
Deposits without a stated maturity	$33,728	$—	$—	$—		$33,728
Certificates of deposit and other time deposits	5,850	3,122	342	238		9,552
FHLB advances	350	5	—	8		363
Short-term borrowings	1,441	—	—	—		1,441
Other long-term debt	600	139	—	484		1,223
Subordinated notes	65	184	112	1,143		1,504
Operating lease obligations	44	83	74	250		451
Purchase commitments	201	173	78	35		487
Pension minimum funding requirement(2)	—	42	86	—	(3)	128

(1)	Amounts do not include associated interest payments.

(2)	These amounts represent our estimated minimum pension contributions to our qualified plan required under ERISA and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status. These amounts represent estimates that are based on assumptions that are subject to change. The minimum required contributions for years after 2016 are currently not reliably estimable. See Note 18 to the Notes to Consolidated Financial Statements for further information regarding the pension plan.

(3)	The minimum required contributions for years after 2016 are currently not reliably estimable.

Operational Risk

As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. For example, we actively and continuously monitor cyber-attacks such as attempts related to efraud and loss of sensitive customer data. We constantly evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses.

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

Representation and Warranty Reserve

We primarily conduct our loan sale and securitization activity with FNMA and FHLMC. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves are estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We do not have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.

The tables below reflect activity in the representations and warranties reserve:

Table 34 — Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Reserve for representations and warranties, beginning of year	$20,171	$5,916	$5,270
Assumed reserve for representations and warranties	—	7,000	—
Reserve charges	(8,711)	(9,012)	(2,516)
Provision for representations and warranties	11,758	16,267	3,162

Reserve for representations and warranties, end of year	$23,218	$20,171	$5,916

Table 35 — Mortgage Loan Repurchase Statistics

	Year Ended December 31,
	2011	2010
(dollar amounts in thousands)
Number of loans sold	22,146	28,744
Amount of loans sold (UPB)	$3,170,903	$4,309,247
Number of loans repurchased(1)	128	399
Amount of loans repurchased (UPB)(1)	$19,442	$61,754
Number of claims received	445	472
Successful dispute rate(2)	50%	31%
Number of make whole payments(3)	72	95
Amount of make whole payments(3)	$5,553	$7,679

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.

(2)	Successful disputes are a percent of close out requests.

(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

Foreclosure Documentation

Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 4,200 foreclosure cases as of December 31, 2011, in states that require foreclosures to proceed through the courts. We have reviewed our residential foreclosure process. We have not found any evidence suggesting that any foreclosure by the Bank should not have proceeded. We have and are strengthening our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in the interagency review of foreclosure policies and procedures dated April 2011, of 14 federally regulated mortgage servicers.

Compliance Risk

Financial institutions are subject to a multitude of laws, rules, and regulations emanating at both the federal and state levels. These broad-based mandates include, but are not limited to, expectations on anti-money laundering, lending limits, client privacy, fair lending, community reinvestment, and other important areas. Recently, the volume and complexity of regulatory changes have added to the overall compliance risk. We have invested in various resources to help ensure we meet expectations, and we have a team of compliance experts dedicated to ensuring our conformance. We require training for our colleagues for several broad-based laws and regulations. For example, all of our colleagues are expected to pass courses on anti-money laundering and customer privacy. Those colleagues who are engaged in lending activities must also take training related to flood disaster protection, equal credit opportunity, fair lending, and / or a variety of other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.

Capital

(This section should be read in conjunction with Significant Items 4 and 7, and Notes 12 and 14 of the Notes to Consolidated Financial Statements.)

Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities.

Shareholders’ equity totaled $5.4 billion at December 31, 2011, representing a $0.4 billion, or 9%, increase compared with December 31, 2010. This increase primarily reflected an increase in retained earnings. We believe our current level of capital is adequate.

Preferred Stock Exchange Offer

(This section should be read in conjunction with Significant Item 1 and Notes 12, 14, and 21 of the Notes to Consolidated Financial Statements.)

As a result of bank capital standards arising from the Dodd-Frank Act, beginning in 2013, trust preferred securities will eventually no longer be considered Tier 1 risk-based capital. The Exchange Offer described below is intended to improve our Tier 1 risk-based capital in anticipation of these regulations by replacing a portion of our trust preferred securities with preferred stock, which we believe will qualify as additional Tier 1 risk-based capital.

During the 2011 fourth quarter, Huntington issued $35.5 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock in exchange for $35.5 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities. Huntington will pay dividends on the Series B Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 2.70%.

Upon receipt of the aforementioned trust preferred securities, Huntington exchanged $32.5 million of the trust preferred securities with the applicable Trust for a like amount of debentures issued by us. The debentures were surrendered to the applicable trustee for cancellation. Huntington anticipates exchanging the remaining $3.0 million of trust preferred securities and retiring the related subordinated debt obligation in the first quarter of 2012.

As a result of the exchange, we recognized pretax gains of $9.7 million. These transactions were recorded as gains on early extinguishment of debt.

TARP Capital

During the 2011 first quarter, we fully exited our TARP relationship by repurchasing for $49.1 million the ten-year warrant we had issued to the Treasury as part of the TARP. Refer to the 2010 Form 10-K for a complete discussion regarding the issuing and repayment of our TARP Capital.

Capital Adequacy

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 36 — Capital Adequacy

	December 31,
	2011	2010	2009	2008	2007
(dollar amounts in millions)
Consolidated capital calculations:
Common shareholders’ equity	$5,032	$4,618	$3,648	$5,351	$5,951
Preferred shareholders’ equity	386	363	1,688	1,878	—

Total shareholders’ equity	5,418	4,981	5,336	7,229	5,951
Goodwill	(444)	(444)	(444)	(3,055)	(3,059)
Other intangible assets	(175)	(229)	(289)	(357)	(428)
Other intangible asset deferred tax liability(1)	61	80	101	125	150

Total tangible equity(2)	4,860	4,388	4,704	3,942	2,614
Preferred shareholders’ equity	(386)	(363)	(1,688)	(1,878)	—

Total tangible common equity(2)	$4,474	$4,025	$3,016	$2,064	$2,614

Total assets	$54,451	$53,820	$51,555	$54,353	$54,697
Goodwill	(444)	(444)	(444)	(3,055)	(3,059)
Other intangible assets	(175)	(229)	(289)	(357)	(428)
Other intangible asset deferred tax liability(1)	61	80	101	125	150

Total tangible assets(2)	$53,893	$53,227	$50,923	$51,066	$51,360

Tier 1 capital	$5,557	$5,022	$5,201	$5,036	$3,460
Preferred shareholders’ equity	(386)	(363)	(1,688)	(1,878)	—
Trust-preferred securities	(532)	(570)	(570)	(736)	(785)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity(2)	$4,589	$4,039	$2,893	$2,372	$2,625

Risk-weighted assets (RWA)	$45,891	$43,471	$43,248	$46,994	$46,044

Tier 1 common equity / RWA ratio(2)	10.00%	9.29%	6.69%	5.05%	5.70%
Tangible equity / tangible asset ratio(2)	9.02	8.24	9.24	7.72	5.09
Tangible common equity / tangible asset ratio(2)	8.30	7.56	5.92	4.04	5.09
Tangible common equity / RWA ratio(2)	9.75	9.26	6.97	4.39	5.68

(1)	Intangible assets are net of deferred tax liability and calculated assuming a 35% tax rate.

(2)	See Non-Regulatory and Capital Ratios located in the Additional Disclosure section.

Capital continued to strengthen as period-end capital ratios improved compared to December 31, 2010. Our Tier 1 common risk-based ratio improved 71 basis points to 10.00% at December 31, 2011. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset, partially offset by an increase in risk-weighted assets and the impacts related to the payments of dividends and the repurchase of the TARP warrants.

Although not a regulatory capital ratio, the Tier 1 common risk-based ratio has gained prominence with our regulators and investors. The Dodd-Frank Act requires that any bank with assets over $50.0 billion would be subject to additional scrutiny. U.S. regulators have identified such qualifying banks as SIFIs. With $54.5 billion in assets at December 31, 2011, we are at the lower range of the SIFI group. Although we do not have sufficient information to know what the impacts will be to us, we believe that our current period-end capital ratios are well positioned. In December 2011, the Federal Reserve issued a proposal to implement Sections 165 and 166 of the Dodd-Frank Act that would enhance prudential standards on SIFIs. The proposal uses or enhances requirements already imposed, or to be imposed, on SIFIs.

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

Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past five years:

Table 37 — Selected Regulatory Capital Data

		At December 31,
		2011	2010	2009	2008	2007
(dollar amounts in millions)
Total risk-weighted assets	Consolidated	$45,891	$43,471	$43,248	$46,994	$46,044
	Bank	45,651	43,281	43,149	46,477	45,731
Tier 1 risk-based capital	Consolidated	5,557	5,022	5,201	5,036	3,460
	Bank	4,245	3,683	2,873	2,995	3,037
Tier 2 risk-based capital	Consolidated	1,221	1,263	1,030	1,499	1,535
	Bank	1,508	1,866	1,907	1,983	1,613
Total risk-based capital	Consolidated	6,778	6,285	6,231	6,535	4,995
	Bank	5,753	5,549	4,780	4,978	4,650
Tier 1 leverage ratio	Consolidated	10.28%	9.41%	10.09%	9.82%	6.77%
	Bank	7.89	6.97	5.59	5.99	5.99
Tier 1 risk-based capital ratio	Consolidated	12.11	11.55	12.03	10.72	7.51
	Bank	9.30	8.51	6.66	6.44	6.64
Total risk-based capital ratio	Consolidated	14.77	14.46	14.41	13.91	10.85
	Bank	12.60	12.82	11.08	10.71	10.17

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2010, primarily reflected 2011 earnings and a reduction in the disallowed deferred tax asset, partially offset by an increase in risk-weighted assets and the impacts related to the payments of dividends and the repurchase of the TARP warrants.

At December 31, 2011, our Tier 1 and total risk-based capital in excess of the minimum levels required to be considered well-capitalized were $2.8 billion and $2.2 billion, respectively. The Bank had Tier 1 and total risk-based capital in excess of the minimum levels required to be considered well-capitalized of $1.5 billion and $1.2 billion, respectively, at December 31, 2011.

Other Capital Matters

Beginning with the cash dividend declared on July 21, 2011, our quarterly cash dividend increased to $0.04 per common share from $0.01 per common share.

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

We are participating in the Federal Reserve’s CapPR stress test process and made our capital plan submission in January 2012. The Federal Reserve will evaluate our capital plan based on our risk profile and the strength of our internal capital assessment process under regulatory capital standards currently applicable and in accordance with our plans to address proposed revisions to the regulatory capital framework as set forth in Basel III and relevant provisions of the Dodd-Frank Act. The Federal Reserve’s evaluation will take into consideration any capital distribution plans, such as plans to increase common stock dividends or to reinstate common stock repurchase programs and we expect to receive the results of their evaluation by the end of the 2012 first quarter. While we can give no assurances as to the outcome or specific interactions with the regulators, we believe we have a strong capital position.

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

Optimal Customer Relationship (OCR)

Our OCR initiative is a cross-business segment strategy designed to increase overall customer profitability and retention by deepening product and service penetration to consumer and commercial customers. We believe this can be accomplished by taking our broad array of services and products and delivering them through a rigorous and disciplined sales management process that is consistent across all business segments and regions. It is also supported by robust sales and cross-referral technology.

OCR was introduced in late 2009. Through 2010, much of the effort was spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. This year, we introduced OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics.

CONSUMER OCR PERFORMANCE

For consumer OCR performance there are three key performance metrics: (1) the number of checking account households, (2) the number of product penetration per consumer checking account household, and (3) the revenue generated.

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

The following table presents consumer checking account household OCR metrics:

Table 38 — Consumer Checking Household OCR Cross-sell Report

	2011				2010
	Fourth	Third	Second	First	Fourth
Number of households	1,095,638	1,073,708	1,042,424	1,015,951	993,272
Product Penetration by Number of Services
1 Service	4.1%	4.4%	4.5%	4.9%	5.3%
2-3 Services	22.4	22.8	24.2	24.6	25.3
4+ Services	73.5	72.8	71.3	70.5	69.4
Total revenue (in millions)	$230.6	$251.9	$260.0	$248.6	$240.3

Our emphasis on cross-sell, coupled with customers increasingly being attracted by benefits such as 24-Hour Grace® on overdrafts and more recently the launch of Asterisk-Free Checking™, are having a positive effect. The percent of consumer households utilizing over four products at the end of the 2011 fourth quarter was 73.5%, up from 69.4% at the end of last year. In 2011, consumer checking account households grew at 10%. Total consumer checking account household revenue in the 2011 fourth quarter was $230.6 million, down $21.3 million, or 8%, from the 2011 third quarter, and down $9.7 million, or 4%, from the year-ago quarter. These declines were primarily driven by a decline in interchange revenue related to the implementation of the Durbin amendment for the 2011 fourth quarter and the decline in the FTP-related net interest income on core certificates of deposit.

COMMERCIAL OCR PERFORMANCE

For commercial OCR performance there are three key performance metrics: (1) the number of commercial relationships, (2) the number of product penetration per commercial relationship, and (3) the revenue generated.

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

The following table presents commercial relationship OCR metrics:

Table 39 — Commercial Relationship OCR Cross-sell Report

	2011				2010
	Fourth	Third	Second	First	Fourth
Commercial Relationships	138,357	135,826	133,165	130,240	127,596
Product Penetration by Number of Services
1 Service	28.4%	29.7%	30.7%	32.1%	32.9%
2-3 Services	40.2	41.1	42.6	42.5	42.9
4+ Services	31.4	29.2	26.7	25.4	24.2
Total revenue (in millions)	$175.4	$175.5	$166.6	$157.7	$160.8

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing over four products at the end of the 2011 fourth quarter was 31.4%, up from 24.2% at the end of 2010. In 2011, commercial relationships grew at 8%. Total commercial relationship revenue in the 2011 fourth quarter was $175.4 million, down $0.1 million, or less than 1%, from the 2011 third quarter, and was up $14.6 million, or 9%, higher than the year-ago quarter. This was primarily driven by capital markets activities.

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

Funds Transfer Pricing (FTP)

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

Net Income by Business Segment

The segregation of net income by business segment for the past three years is presented in the following table:

Table 40 — Net Income (Loss) by Business Segment

	Year ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Retail and Business Banking	$175,395	$131,036	$(26,479)
Regional and Commercial Banking	109,846	38,462	(158,736)
AFCRE	186,151	46,492	(588,154)
WGH	25,883	34,801	1,743
Treasury / Other	45,338	61,556	251,265
Unallocated goodwill impairment(1)	—	—	(2,573,818)

Total net income (loss)	$542,613	$312,347	$(3,094,179)

(1)	Represents the 2009 first quarter impairment charge, net of tax, associated with the former Regional Banking business segment. See the Goodwill section located in Critical Accounting Policies and Use of Significant Estimates section for additional information.

Average Loans / Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the year ended December 31, 2011 is presented in the following table:

Table 41 — Average Loans/Leases and Deposits by Business Segment

	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury/ Other	TOTAL
(dollar amounts in millions)
Average Loans/Leases
Commercial and industrial	$3,064	$7,943	$1,744	$762	$84	$13,597
Commercial real estate	437	357	5,240	170	1	6,205

Total commercial	3,501	8,300	6,984	932	85	19,802
Automobile loans and leases	—	—	5,877	—	—	5,877
Home equity	7,112	15	1	794	18	7,940
Residential mortgage	1,037	6	—	3,669	5	4,717
Other consumer	391	5	123	42	(30)	531

Total consumer	8,540	26	6,001	4,505	(7)	19,065

Total loans	$12,041	$8,326	$12,985	$5,437	$78	$38,867

Average Deposits
Demand deposits — noninterest-bearing	$3,874	$2,189	$431	$1,983	$176	$8,653
Demand deposits — interest-bearing	4,461	95	43	911	7	5,517
Money market deposits	7,886	1,327	243	3,865	1	13,322
Savings and other domestic deposits	4,570	14	13	138	—	4,735
Core certificates of deposit	7,526	28	3	140	5	7,702

Total core deposits	28,317	3,653	733	7,037	189	39,929
Other deposits	190	229	53	1,097	707	2,276

Total deposits	$28,507	$3,882	$786	$8,134	$896	$42,205

Retail and Business Banking

Table 42 — Key Performance Indicators for Retail and Business Banking

			Change from 2010
	2011	2010	Amount	Percent	2009
(dollar amounts in thousands unless otherwise noted)
Net interest income	$932,385	$867,069	$65,316	8%	$810,658
Provision for credit losses	120,018	157,994	(37,976)	(24)	470,152
Noninterest income	405,265	394,705	10,560	3	415,471
Noninterest expense	947,794	902,186	45,608	5	796,714
Provision (benefit) for income taxes	94,443	70,558	23,885	34	(14,258)

Net income (loss)	$175,395	$131,036	$44,359	34%	$(26,479)

Number of employees (full-time equivalent)	5,532	5,501	31	1%	4,911
Total average assets (in millions)	$13,453	$13,161	$292	2	$13,413
Total average loans/leases (in millions)	12,041	11,668	373	3	12,269
Total average deposits (in millions)	28,507	28,774	(267)	(1)	27,604
Net interest margin	3.26%	3.00%	0.26%	9	2.93%
NCOs	$170,199	$287,320	$(117,121)	(41)	$325,210
NCOs as a % of average loans and leases	1.41%	2.46%	(1.05)%	(43)	2.65%
Return on average common equity	12.4	9.1	3.3	36	(2.4)

2011 vs. 2010

Retail and Business Banking reported net income of $175.4 million in 2011. This was an increase of $44.4 million, or 34%, when compared to 2010.

Results for the current year continued to be positively impacted by an increase in the number of households and improved product penetration, along with loan balance growth, improvements in deposit mix plus deposit spread management. The household and relationship growth for both consumer and small business customers has come from an increase in direct mail and media, plus improvements in sales execution. The retail deposit strategy is focused on increased checking balances and improved deposit margin on the remaining deposit portfolio through reductions in CD balances and increased money market and savings balances. This strategy has improved deposit spreads by 23 basis points compared to 2010. Provision for credit losses in 2011 was lower than the prior year as loan credit quality benefitted from aggressive account management and disciplined centralized underwriting both in consumer and small business. Finally, average loan and leases increased 3% over the prior year even though $257 million of SBA loans were sold during 2011. The loan portfolio has also had a 7 basis point improvement in the portfolio spread.

The increase in net income reflected a combination of factors including:

•	$65.3 million, or 8%, increase in net interest income.

•	$38.0 million, or 24%, decline in the provision for credit losses.

•	$10.6 million, or 3%, increase in non-interest income.

Partially offset by:

•	$45.6 million, or 5%, increase in noninterest expense.

The increase in net interest income from the year-ago period reflected:

•	$0.4 billion, or 3%, increase in total average loans and leases.

•	23 basis point increase in our deposit spread.

Partially offset by:

•	$13.9 million of lower equity funding related to lower rate environment.

The increase in total average loans and leases from the year-ago period reflected:

•	$365 million, or 5%, increase in the home equity portfolio.

•	$68 million, or 2%, increase in our Business Banking portfolio even though there was a $164 million increase in sales of SBA loans, which generated $14.1 million in additional gains.

Partially offset by:

•	$123 million, or 11%, decrease in the residential mortgage portfolio reflecting the continued strategy of originating residential real estate for sale and not to hold in the portfolio.

•	$90 million, or 17%, decrease in the CRE portfolio reflecting our commitment to reduce exposure to CRE loans.

The decrease in total average deposits from the year-ago period reflected:

•	$1.5 billion, or 16%, decrease in core certificates of deposit.

Partially offset by:

•	$0.6 billion, or 18%, increase in noninterest-bearing demand deposits.

•	$0.3 billion, or 6%, increase in interest-bearing demand deposits.

•	$0.3 billion, or 4%, increase in money market deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•

$97.2 million, or 43%, decrease in consumer NCOs and a $19.9 million, or 32%, decrease in commercial NCOs. Expressed as an annualized percentage of related average balance, total NCOs decreased to 1.41% in 2011 from 2.46% in 2010. The overall decline in NCOs was the result of improved credit quality of the portfolio.

The increase in noninterest income from the year-ago period reflected:

•

$29.2 million, or 99%, increase in other income, which is primarily related to a $20.2 million increase in gains on sale of SBA loans and loan fees. The remainder reflects increases in both consumer and commercial fee based income as well as other income associated with debit card processor conversion based activities.

•	$2.7 million, or 11%, increase in brokerage income, which reflected higher fee sharing from Huntington Insurance due to increased sales of investment products.

Partially offset by:

•

$21.1 million, or 10%, decrease in deposit service charge income due to the full year impact of Reg E changes relating to certain overdraft fees and Huntington’s 24-Hour Grace® feature on all consumer checking accounts.

•	$2.4 million, or 8%, decrease in non-brokerage fee sharing, primarily due to lower mortgage fee share revenue.

The increase in noninterest expense from the year-ago period reflected:

•

$27.0 million, or 10%, increase in personnel costs, primarily driven by full time salaries, higher sales commissions, and increased benefits costs, due primarily to the addition of 41 in-store and traditional branches in 2011.

•

$18.6 million, or 3%, increase in other expenses, primarily due to a $12.9 million increase in outside services related to the increase in debit card processes and conversion expenses, $7.8 million increase in marketing expenses, which primarily reflected two additional quarters of advertising and additional direct mail expenses. Our brand advertising did not start until June 2010; therefore 2011 represents a more normalized run rate. Also contributing to the increase was a $6.2 million increase in occupancy expenses associated with the rebranding and refurbishment effort of the branch and ATM network. These increases were offset by a $4.5 million decrease in OREO loss and foreclosure expenses and a $5.4 million decrease in intangible amortization.

2010 vs. 2009

Retail and Business Banking reported net income of $131.0 million in 2010, compared with a net loss of $26.5 million in 2009. The $157.5 million increase included a $56.4 million, or 7%, increase in net interest income and a $312.2 million, or 66%, decline in the provision for credit losses, partially offset by a $105.5 million, or 13%, increase in noninterest expense.

Regional and Commercial Banking

Table 43 — Key Performance Indicators for Regional and Commercial Banking

			Change from 2010
	2011	2010	Amount	Percent	2009
(dollar amounts in thousands unless otherwise noted)
Net interest income	$244,392	$211,511	$32,881	16%	$190,955
Provision for credit losses	11,013	104,705	(93,692)	(89)	393,984
Noninterest income	127,315	111,237	16,078	14	95,705
Noninterest expense	191,701	158,871	32,830	21	136,885
Provision (benefit) for income taxes	59,147	20,710	38,437	186	(85,473)

Net income (loss)	$109,846	$38,462	$71,384	186%	$(158,736)

Number of employees (full-time equivalent)	623	538	85	16%	467
Total average assets (in millions)	$9,283	$8,213	$1,070	13	$8,730
Total average loans/leases (in millions)	8,326	7,414	912	12	8,113
Total average deposits (in millions)	3,882	3,174	708	22	3,030
Net interest margin	2.95%	2.85%	0.10%	4	2.42%
NCOs	$39,568	$66,267	$(26,699)	(40)	$262,887
NCOs as a % of average loans and leases	0.48%	0.89%	(0.41)%	(46)	3.24%
Return on average common equity	15.1	5.8	9.3	160	(20.7)

2011 vs. 2010

Regional and Commercial Banking reported net income of $109.8 million in 2011. This was an increase of $71.4 million, or 186%, compared to 2010.

Contributing to the increase in net income was growth in both net interest income and noninterest income due to the successful execution of our strategic initiatives. In addition, current year results continued to reflect significant improvement in provision for credit losses, resulting from the proactive treatment of problem credits and an improved credit environment.

Significant investments have been made in our sales process, which entails robust customer relationship planning, as well as a renewed investment in technology, including OCR; a referral tracking system and new customer relationship management system. These investments have resulted in a 32% increase in loan originations over the last 12 months. Additionally, the Commercial Relationship Manager sales teams were focused on the importance of deposit relationships as well as partnering with Treasury Management to deliver customer-focused liquidity management solutions.

The increase in net income reflected a combination of factors including:

•	$93.7 million, or 89%, decline in the provision for credit losses.

•	$32.9 million, or 16%, increase in net interest income.

•	$16.1 million, or 14%, increase in noninterest income.

Partially offset by:

•	$32.8 million, or 21%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:

•	$0.9 billion, or 12%, increase in total average loans and leases.

•	$0.7 billion, or 22%, increase in average core deposits.

•

10 basis point increase in the net interest margin due to a 29 basis point increase in the commercial loan spread. The commercial loan spread increase reflected lower cost of funds on our renewals. In addition, as the liquidity position of the Bank improved in 2010, the liquidity premium was lowered for new and renewed loans.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.5 billion, or 67%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.4 billion, or 10%, increase in the core middle market loan portfolio average balances. The majority of this growth was due to marketing efforts and community development within our Michigan and Cleveland markets.

•

$0.2 billion, or 23%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications.

Partially offset by:

•	$0.3 billion, or 37%, decline in commercial loans managed by SAD reflecting improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$0.8 billion, or 26%, increase in average core deposits reflected a $0.4 billion increase in both average DDA and money market deposits. In 2011, a money desk was created to assist commercial bankers with tailored solutions for customers having large dollar depository needs. This additional support and expertise provided additional value and helped our bankers win relationships and encouraged their expanded prospecting efforts.

•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.

•	Best practices from each region were shared and institutionalized.

The decrease in the provision for credit losses from the year-ago period reflected:

•

$26.7 million decrease in NCOs. Expressed as a percentage of related average balance, NCOs decreased to 0.48% in 2011 from 0.89% in 2010. The decrease in NCOs was the result of improved credit quality in the portfolio.

The increase in noninterest income from the year-ago period reflected:

•

$14.2 million, or 25%, increase in other income, of which $9.8 million represents increased sales of customer interest rate protection products and $4.1 million represents an increase in capital markets income resulting from strategic investments made over the last year in these types of products and services.

•	$6.4 million, or 262%, increase in brokerage income primarily due to the transfer of our institutional sales business to our business segment from WGH during 2011.

Partially offset by:

•	$2.4 million, or 48%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

•	$2.2 million, or 5%, decrease in deposit service charge income resulting primarily from completed strategic exits.

The increase in noninterest expense from the year-ago period reflected:

•

$26.8 million, or 41%, increase in personnel costs, which represents a 16% increase in full year average FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities, as well as transfers of Treasury Management colleagues from our Retail and Business Banking segment.

•	$8.0 million, or 9%, increase in other expenses, which reflected $5.5 million in expanded marketing efforts and community development, as well as $2.1 million increase in FDIC insurance.

Partially offset by:

•	$1.9 million, or 46%, decrease in operating lease expense as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

2010 vs. 2009

Regional and Commercial Banking reported net income of $38.5 million in 2010, compared with a net loss of $158.7 million in 2009. The $197.2 million increase included a $20.6 million, or 11%, increase in net interest income and a $289.3 million, or 73%, decline in the provision for credit losses, partially offset by a $22.0 million, or 16%, increase in noninterest expense.

Automobile Finance and Commercial Real Estate

Table 44 — Key Performance Indicators for Automobile Finance and Commercial Real Estate

			Change from 2010
	2011	2010	Amount	Percent	2009
(dollar amounts in thousands unless otherwise noted)
Net interest income	$364,449	$338,312	$26,137	8%	$277,450
Provision for credit losses	(8,939)	184,757	(193,696)	(105)	1,096,030
Noninterest income	77,623	73,933	3,690	5	63,929
Noninterest expense	164,626	155,963	8,663	6	150,200
Provision (benefit) for income taxes	100,234	25,033	75,201	300	(316,697)

Net income (loss)	$186,151	$46,492	$139,659	300%	$(588,154)

Number of employees (full-time equivalent)	272	270	2	1%	219
Total average assets (in millions)	$13,025	$12,908	$117	1	$13,163
Total average loans/leases (in millions)	12,985	13,024	(39)	—	13,076
Total average deposits (in millions)	786	692	94	14	572
Net interest margin	2.74%	2.54%	0.20%	8	2.07%
NCOs	$153,715	$349,869	$(196,154)	(56)	$670,327
NCOs as a % of average loans and leases	1.18%	2.69%	(1.51)%	(56)	5.13%
Return on average common equity	27.3	5.5	21.8	396	(78.3)

2011 vs. 2010

AFCRE reported net income of $186.2 million in 2011. This was an increase of $139.7 million when compared to 2010.

Results for 2011 continued to be significantly and positively impacted by lower provisions for credit losses due to reductions in required reserve levels as the underlying credit quality of the portfolios continued to improve and / or stabilize. This was in contrast to 2010, which included higher provisions for credit losses in order to increase reserves due to economic and CRE-related weaknesses in our markets. Also contributing to the increase in net income was growth in net interest income. This primarily reflected the benefit of a higher net interest margin due to improved risk-based pricing. Growth in average total loans and leases reflected the positive impact of an increase in auto finance loan production, which exceeded the record production levels reached in 2010, partially offset by the planned continued reduction in our CRE exposure and the sale of $1.0 billion of indirect auto loans in the third quarter of 2011.

The increase in net income reflected a combination of factors including:

•	$193.7 million, or 105%, decline in the provision for credit losses.

•	$26.1 million, or 8%, increase in net interest income.

•	$3.7 million, or 5%, increase in noninterest income.

Partially offset by:

•	$8.7 million, or 6%, increase in noninterest expense.

The increase in net interest income from the year-ago period reflected:

•

20 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals as well as new business originated.

Total average loans and leases were essentially unchanged from the year-ago period and reflected:

•

$1.0 billion, or 20%, increase in the average consumer automobile portfolio. This increase resulted from continued strong origination levels. Total production for 2011 was $3.6 billion compared to $3.4 billion for the year-ago period. Contributing to this increase was the positive impact of our expansion into eastern Pennsylvania and New England.

Partially offset by:

•

$1.0 billion, or 12%, decrease in our average commercial portfolio. This decrease primarily reflected a $1.0 billion decrease in CRE loans offset, in part, by a $0.3 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$79 million, or 12%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects as well as new commercial automobile dealer relationships developed in 2010 and 2011.

The decrease in the provision for credit losses from the year-ago period reflected:

•	$183.7 million, or 57%, decrease in commercial NCOs. Expressed as a percentage of related average balances, commercial NCO’s decreased to 1.97% in 2011 from 4.03% in 2010.

•

$11.5 million, or 43%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.26% in 2011 compared to 0.54% in 2010. This decrease reflected our consistent focus on high credit quality of originations combined with a very strong resale market for used vehicles.

•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $230 million at December 31, 2011, down 39% compared to December 31, 2010.

The increase in noninterest income from the year-ago period reflected:

•

$22.4 million, or 89%, increase in other income which reflected a $15.5 million gain on the securitization, a sale of $1.0 billion of indirect auto loans, and a $12.1 million increase in market-related gains on various equity investments. Partially offsetting these increases was a decrease in fee income associated with a lower volume of vehicles being returned at the end of their lease terms.

Partially offset by:

•	$19.2 million, or 42%, decrease in operating lease income resulting from the continued runoff of that portfolio as we exited that business at the end of 2008.

The increase in noninterest expense from the year-ago period reflected:

•

$20.9 million, or 22%, increase in other expenses, primarily reflecting a $21.7 million increase in allocated costs associated with higher production and other activity levels. In addition, other expense in the year-ago period was reduced by $3.1 million of OREO-related gains as compared to $0.1 million of OREO losses in 2011. These increases were partially offset by lower legal and other collection-related costs.

•

$4.7 million, or 19%, increase in personnel costs, which primarily related to higher origination related activities, including automobile lending market expansion and additions to the CRE team to support our core CRE customers.

Partially offset by:

•	$17.0 million, or 46%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

2010 vs. 2009

AFCRE reported net income of $46.5 million in 2010, compared with a net loss of $588.2 million in 2009. The $634.6 million increase included a $60.9 million, or 22%, increase in net interest income and a $911.3 million, or 83%, decline in the provision for credit losses, partially offset by a $5.8 million, or 4%, increase in noninterest expense.

Wealth Advisors, Government Finance, and Home Lending

Table 45 — Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

			Change from 2010
	2011	2010	Amount	Percent	2009
(dollar amounts in thousands unless otherwise noted)
Net interest income	$199,536	$169,201	$30,335	18%	$164,335
Provision for credit losses	51,967	95,586	(43,619)	(46)	128,551
Noninterest income	248,764	338,633	(89,869)	(27)	267,695
Noninterest expense	356,513	358,707	(2,194)	(1)	300,799
Provision for income taxes	13,937	18,740	(4,803)	(26)	937

Net income	$25,883	$34,801	$(8,918)	(26)%	$1,743

Number of employees (full-time equivalent)	2,041	2,211	(170)	(8)%	1,963
Total average assets (in millions)	$6,778	$6,317	$461	7	$6,164
Total average loans/leases (in millions)	5,437	4,829	608	13	4,725
Total average deposits (in millions)	8,134	6,990	1,144	16	5,855
Net interest margin	2.16%	2.23%	(0.07)%	(3)	2.69%
NCOs	$57,485	$79,647	$(22,162)	(28)	$102,264
NCOs as a % of average loans and leases	1.06%	1.65%	(0.59)%	(36)	2.16%
Return on average common equity	3.8	5.7	(1.9)	(33)	0.4
Mortgage banking origination volume (in millions)	$3,921	$5,476	$(1,555)	(28)	$5,262
Noninterest income shared with other business segments(1)	42,761	43,779	(1,018)	(2)	39,994
Total assets under management (in billions)- eop	14.6	14.4	0.2	1	13.0
Total trust assets (in billions)- eop	59.3	60.3	(1.0)	(2)	49.4

eop — End of Period.

(1)	Amount is not included in noninterest income reported above.

2011 vs. 2010

WGH reported net income of $25.9 million in 2011. This was a decrease of $8.9 million, or 26%, when compared to 2010.

Results for the current year were impacted by a decrease in mortgage banking revenue, which reflected a decline in originations and the negative impact of net MSR activity. The other businesses within the WGH segment experienced significant growth, with increased revenues in 2011 when compared to 2010. As a result of improved credit quality in the portfolio, NCO activity decreased in 2011. A focus on structured investment sales, increased brokerage commissions and, despite market value declines in assets under management in the third quarter of 2011, trust income increased in 2011.

The decrease in net income reflected a combination of factors including:

•	$89.9 million, or 27%, decrease in noninterest income.

Partially offset by:

•	$43.6 million, or 46%, decrease in the provision for credit losses.

•	$30.3 million, or 18%, increase in net interest income.

The increase in net interest income from the year-ago period reflected:

•	$0.6 billion, or 13%, increase in average total loans and leases.

•	$1.1 billion, or 16%, increase in average total deposits.

Partially offset by:

•	7 basis point decrease in the net interest margin.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.5 billion, or 16%, increase in the residential mortgage portfolio driven by historically low interest rates.

The increase in average total deposits from the year-ago period reflected:

•	$0.8 billion, or 27%, increase in money market deposits.

•	$0.7 billion or 60% increase in non-interest bearing demand deposits driven by increases in commercial deposits expected to be short term and checking deposits of governmental entities.

Partially offset by:

•	$0.3 billion, or 25%, decrease in interest-bearing demand deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•

$22.2 million, or 28%, decrease in NCOs. Expressed as a percentage of related average balance, NCOs decreased to 1.06% in 2011 from 1.65% in 2010. The overall decline in NCOs was the result of improved credit quality of the portfolio.

The decrease in noninterest income from the year-ago period reflected:

•

$91.5 million, or 61%, decrease in mortgage banking income due to a $52.8 million decline from MSR activity and hedging costs and a $39.6 million decline in other mortgage banking income due primarily to lower origination volumes in 2011 compared to 2010.

•	$3.1 million, or 24%, decrease in insurance-related income which reflected lower sales of wealth transfer products in 2011.

Partially offset by:

•	$6.8 million, or 6%, increase in trust service income reflecting a $1.3 billion increase in average assets under management and a $3.2 billion increase in average custodial assets.

•

$2.0 million, or 5%, increase in brokerage income. Brokerage commissions increased $9.3 million, or 15%. The increase in retail brokerage commissions reflected improved sales of structured investment products. Institutional brokerage was transferred to the Regional and Commercial segment and the amount reported in WGH declined by $6.7 million.

The decrease in noninterest expense from the year-ago period reflected:

•	$8.0 million, or 5%, decrease in other expenses, which reflected primarily lower expenses allocated from other segments.

Partially offset by:

•	$5.8 million, or 3%, increase in personnel costs, which reflected higher benefit-related expenses as well as higher sales commissions.

2010 vs. 2009

WGH reported net income of $34.8 million in 2010, compared with a net income of $1.7 million in 2009. The $33.1 million increase included a $70.9 million, or 26%, increase in noninterest income, $4.9 million, or 3%, increase in net interest income and a $33.0 million, or 26%, decline in the provision for credit losses, partially offset by a $57.9 million, or 19%, increase in noninterest expense.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

In the 2011 fourth quarter, we reported net income of $126.9 million, or $0.14 per common share, compared with net income of $122.9 million, or $0.05 per common share, in the year-ago quarter. Significant items impacting fourth quarter performance included:

Table 46 — Significant Items Influencing Earnings Performance Comparison

	Impact(1)
	After-tax	EPS(2)
(dollar amounts in millions, except per share amounts)
Three Months Ended:
December 31, 2011 — GAAP income	$126.9	$0.14
• Gain on early extinguishment of debt	9.7	0.01
• Visa®-related derivative loss	(6.4)	—
December 31, 2010 — GAAP income	$122.9	$0.05
• Preferred stock conversion deemed dividend	—	(0.07)

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.

(2)	After-tax. EPS is reflected on a fully diluted basis.

Net Interest Income / Average Balance Sheet

FTE net interest income decreased $0.5 million, or less than 1%, from the year-ago quarter. This reflected the $0.1 billion, or less than 1%, decrease in average total earning assets, partially offset by a 1 basis point increase in the fully-taxable equivalent net interest margin. The decrease in average earning assets reflected the following factors:

•	$1.7 billion, or 17%, decrease in average total available-for-sale and other securities.

Partially offset by:

•	$1.7 billion, or 5%, increase in average total loans and leases.

The following table presents the $1.7 billion, or 5%, increase in average total loans and leases:

Table 47 — Average Loans/Leases — 2011 Fourth Quarter vs. 2010 Fourth Quarter

	Fourth Quarter		Change
	2011	2010	Amount	Percent
(dollar amounts in millions)
Average Loans/Leases
Commercial and industrial	$14,219	$12,767	$1,452	11%
Commercial real estate	5,958	6,798	(840)	(12)

Total commercial	20,177	19,565	612	3
Automobile	5,639	5,520	119	2
Home equity	8,149	7,709	440	6
Residential mortgage	5,043	4,430	613	14
Other consumer	511	576	(65)	(11)

Total consumer	19,342	18,235	1,107	6

Total loans/leases	$39,519	$37,800	$1,719	5%

The increase in average total loans and leases reflected:

•

$1.5 billion, or 11%, increase in average C&I portfolio. Growth from the year-ago quarter reflected the benefits from our strategic initiatives focusing on large corporate , asset based lending, business banking, automobile floor plan lending, and equipment finance. Traditional middle-market loans continued to grow despite line utilization rates that remained well below historical norms.

•	$0.6 billion, or 14%, increase in average residential mortgages.

Partially offset by:

•

$0.8 billion, or 12%, decrease in average CRE loans, reflecting the continued execution of our plan to reduce this exposure, primarily in the noncore CRE segment. This reduction is expected to continue at a slower pace.

The following table details the $1.9 billion, or 5%, increase in average total deposits:

Table 48 — Average Deposits — 2011 Fourth Quarter vs. 2010 Fourth Quarter

	Fourth Quarter		Change
	2011	2010	Amount	Percent
(dollar amounts in millions)
Average Deposits
Demand deposits: noninterest-bearing	$10,716	$7,188	$3,528	49%
Demand deposits: interest-bearing	5,570	5,317	253	5

Total demand deposits	16,286	12,505	3,781	30
Money market deposits	13,594	13,158	436	3
Savings and other domestic deposits	4,706	4,640	66	1
Core certificates of deposit	6,769	8,646	(1,877)	(22)

Total core deposits	41,355	38,949	2,406	6
Other deposits	2,249	2,755	(506)	(18)

Total deposits	$43,604	$41,704	$1,900	5%

The increase in average total deposits from the year-ago quarter reflected:

•

$2.4 billion, or 6%, growth in average total core deposits which included a $3.8 billion, or 30%, growth in average total demand deposits, partially offset by $1.9 billion, or 22%, decline in average core certificates of deposit.

Partially offset by:

•	$0.3 billion, or 45%, decline in average other domestic deposits of $250,000 or more, reflecting a strategy to reduce such noncore funding.

Provision for Credit Losses

The provision for credit losses in the 2011 fourth quarter was $45.3 million, down $41.7 million, or 48%, from the year-ago quarter, reflecting a reduction of the ACL as a result of the improvement in the underlying credit quality of the loan portfolio. The 2011 fourth quarter provision for credit losses was $38.6 million less than total NCOs, reflecting the resolution of problem loans for which reserves had been previously established.

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

Noninterest income decreased $34.9 million, or 13%, from the year-ago quarter.

Table 49 — Noninterest Income — 2011 Fourth Quarter vs. 2010 Fourth Quarter

	Fourth Quarter		Change
	2011	2010	Amount	Percent
(dollar amounts in thousands)
Service charges on deposit accounts	$63,324	$55,810	$7,514	13%
Trust services	28,775	29,394	(619)	(2)
Electronic banking	18,282	28,900	(10,618)	(37)
Mortgage banking income	24,098	53,170	(29,072)	(55)
Brokerage income	18,688	16,953	1,735	10
Insurance income	17,906	19,678	(1,772)	(9)
Bank owned life insurance income	14,271	16,113	(1,842)	(11)
Capital markets fees	9,811	8,779	1,032	12
Gain on sale of loans	2,884	3,423	(539)	(16)
Automobile operating lease income	4,727	10,463	(5,736)	(55)
Securities gains (losses)	(3,878)	(103)	(3,775)	3665
Other income	30,464	21,640	8,824	41

Total noninterest income	$229,352	$264,220	$(34,868)	(13)%

The $34.9 million decrease reflected:

•

$29.1 million, or 55%, decrease in mortgage banking income. This primarily reflected a $27.0 million decrease in origination and secondary marketing income, as originations decreased 39% from the year-ago quarter. Also impacting the year-over-year comparison was a $4.0 million net MSR hedging loss in the current quarter compared to a net MSR hedging gain of $3.3 million in the year-ago quarter.

•	$10.6 million, or 37%, decrease in electronic banking income, primarily due to the $10.4 million negative impact related to implementing the mandated lower debit card interchange fee structure.

•	$5.7 million, or 55%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

Partially offset by:

•	$8.8 million, or 41%, increase in other income, primarily reflecting an $8.2 million increase in mezzanine gains, partially offset by a $6.4 million Visa®-related derivative loss.

•	$7.5 million, or 13%, increase in service charges on deposits, primarily reflecting fees resulting from continued strong customer growth.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1.)

Noninterest expense decreased $4.3 million, or 1%, from the year-ago quarter.

Table 50 — Noninterest Expense — 2011 Fourth Quarter vs. 2010 Fourth Quarter

	Fourth Quarter		Change
	2011	2010	Amount	Percent
(dollar amounts in thousands)
Personnel costs	$228,101	$212,184	$15,917	8%
Outside data processing and other services	53,422	40,943	12,479	30
Net occupancy	26,841	26,670	171	1
Equipment	25,884	22,060	3,824	17
Deposit and other insurance expense	18,481	23,320	(4,839)	(21)
Marketing	16,379	16,168	211	1
Professional services	16,769	21,021	(4,252)	(20)
Amortization of intangibles	13,175	15,046	(1,871)	(12)
Automobile operating lease expense	3,362	8,142	(4,780)	(59)
OREO and foreclosure expense	5,009	10,502	(5,493)	(52)
Gain on early extinguishment of debt	(9,697)	—	(9,697)	—
Other expense	32,548	38,537	(5,989)	(16)

Total noninterest expense	$430,274	$434,593	$(4,319)	(1)%

Full-time equivalent employees, at period-end	11,245	11,341	(96)	(1)%

The $4.3 million decrease reflected:

•	$9.7 million gain on the early extinguishment of debt related to the exchange of certain trust preferred securities.

•	$5.5 million, or 52%, decrease in OREO and foreclosure expense.

•	$4.8 million, or 21%, decrease in deposit and other insurance expense.

•	$4.8 million, or 59%, decline in automobile operating lease expense as the portfolio continued its planned runoff as we exited that business in 2008.

Partially offset by:

•	$15.9 million, or 8%, increase in personnel costs, reflecting an increase in salary and benefit-related expenses.

•

$12.5 million, or 30%, increase in outside data processing and other services, reflecting costs associated with converting to a new debit card processer and the implementation of strategic initiatives.

Income Taxes

The provision for income taxes in the 2011 fourth quarter was $42.0 million and $35.0 million in the 2010 fourth quarter. The effective tax rate in the 2011 fourth quarter was 24.9% compared to 22.2% in the 2010 fourth quarter. At December 31, 2011 and 2010 we had a deferred tax asset of $364.8 million and $538.3 million, respectively. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment of the deferred tax asset at December 31, 2011 and 2010. The total disallowed deferred tax asset for regulatory capital purposes decreased to $39.1 million at December 31, 2011 from $161.3 million at December 31, 2010.

Credit Quality

Credit quality performance in the 2011 fourth quarter reflected continued improvement in the overall loan portfolio relating to NCO activity, as well as in key credit quality metrics, including a 30% decline in NPAs and a 30% decline in the level of Criticized commercial loans compared to the year-ago quarter.

NCOs

Total NCOs for the 2011 fourth quarter were $83.9 million, or an annualized 0.85% of average total loans and leases. NCOs in the year-ago quarter were $172.3 million, or an annualized 1.82%.

Total C&I NCOs for the 2011 fourth quarter were $10.9 million, or an annualized 0.31%, down from $59.1 million, or an annualized 1.85% of related loans, in the year-ago quarter. Total CRE NCOs for the 2011 fourth quarter were $28.4 million, or an annualized 1.91%, down from $44.9 million, or an annualized 2.64% in the year-ago quarter. These declines reflected improvement in the overall credit quality of the portfolio.

Total consumer NCOs in the current quarter were $44.6 million, or an annualized 0.92%, down from $68.3 million, or an annualized 1.50% of average total consumer loans in the year-ago quarter.

Residential mortgage NCOs were $9.7 million, or an annualized 0.77% of related average balances, an decrease when compared with $26.8 million, or an annualized 2.42% in the year-ago quarter and were consistent with our expectations for a continued downward trend.

Home equity NCOs in the 2011 fourth quarter were $23.4 million, or an annualized 1.15%. This represented a decline from $29.2 million, or an annualized 1.51%, in the year-ago quarter and was consistent with our expectations for continued improvement.

Automobile loan and lease NCOs were $4.2 million, or an annualized 0.30%, down from $7.0 million, or an annualized 0.51%, in the year-ago quarter. The relatively low level of NCOs in the current quarter reflected the continued high credit quality of originations and a strong resale market for used automobiles.

NPAs and NALs

Total NALs were $541.1 million at December 31, 2011, and represented 1.39% of total loans and leases. This was down $236.9 million, or 30%, from $777.9 million, or 2.04%, of total loans and leases at the end of the year ago period. This decrease primarily reflected a decline in commercial NALs as a result of problem loan resolution activity, including payoff. We continue to focus on early recognition of risks through our on-going portfolio management processes. The decline in commercial NALs was partially offset by an increase in consumer NALs. These increases reflected the current weak economic conditions and the continued decline of residential real estate property values. Both home equity and residential mortgage NALs have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of loss.

NPAs, which include NALs, were $590.3 million at December 31, 2011, and represented 1.51% of total loans and leases. This was significantly lower than $844.8 million, or 2.21% of related assets at the end of the year-ago period. The $254.5 million decrease in NPAs from the end of the year-ago period primarily reflected the $236.9 million decrease in NALs discussed above.

The over 90-day delinquent, but still accruing, ratio for total loans not guaranteed by a U.S. government agency, was 0.19% at December 31, 2011, representing a 4 basis point decline compared with December 31, 2010.

ACL

(This section should be in read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

At December 31, 2011, the ALLL was $964.8 million, down $284.2 million, or 23%, from $1,249.0 million at December 31, 2010. Expressed as a percent of period-end loans and leases, the ALLL ratio at December 31, 2011, was 2.48%, a decline from 3.28% at December 31, 2010. The ALLL as a percent of NALs was 178% at December 31, 2011, an increase from 161% at 2010.

At December 31, 2011, the AULC was $48.5 million, an increase of $6.3 million, or 15%, compared with December 31, 2010. This increase primarily reflected the downgrade of a commercial letter-of-credit associated with one relationship.

On a combined basis, the ACL as a percent of total loans and leases at December 31, 2011, was 2.60%, down from 3.39% at December 31, 2010. This decline was primarily a result of the improvement in the underlying quality of the portfolio. While the total ACL balance declined, and the resulting ACL-to-loan coverage ratio declined, the ACL as a percent of NALs improved to 187% at December 31, 2011 from 166% at December 31, 2010, indicating additional strength in the ACL level relative to the level of problem loans.

Table 51 — Selected Quarterly Income Statement Data(1)

	2011
	Fourth	Third	Second	First
(dollar amounts in thousands, except per share amounts)
Interest income	$485,216	$490,996	$492,137	$501,877
Interest expense	70,191	84,518	88,800	97,547
Net interest income	415,025	406,478	403,337	404,330
Provision for credit losses	45,291	43,586	35,797	49,385

Net interest income after provision for credit losses	369,734	362,892	367,540	354,945
Total noninterest income	229,352	258,559	255,767	236,945
Total noninterest expense	430,274	439,118	428,409	430,699

Income before income taxes	168,812	182,333	194,898	161,191
Provision for income taxes	41,954	38,942	48,980	34,745

Net income	$126,858	$143,391	$145,918	$126,446
Dividends on preferred shares	7,703	7,703	7,704	7,703

Net income applicable to common shares	$119,155	$135,688	$138,214	$118,743

Common shares outstanding
Average — basic	864,136	863,911	863,358	863,359
Average — diluted(2)	868,156	867,633	867,469	867,237
Ending	864,406	864,075	863,323	863,399
Book value per common share	$5.82	$5.83	$5.66	$5.42
Tangible book value per common share(3)	5.18	5.17	5.00	4.74
Per common share
Net income — basic	$0.14	$0.16	$0.16	$0.14
Net income — diluted	0.14	0.16	0.16	0.14
Cash dividends declared	0.04	0.04	0.01	0.01
Common stock price, per share
High(4)	$5.65	$6.74	$6.92	$7.70
Low(4)	4.67	4.46	6.00	6.38
Close	5.49	4.80	6.56	6.64
Average closing price	5.18	5.37	6.51	6.98
Return on average total assets	0.92%	1.05%	1.11%	0.96%
Return on average common shareholders’ equity	9.3	10.8	11.6	10.3
Return on average tangible common shareholders’ equity(5)	11.2	13.0	13.3	12.7
Efficiency ratio(6)	64.0	63.5	62.7	64.7
Effective tax rate	24.9	21.4	25.1	21.6
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.96%	4.02%	4.14%	4.24%
Interest expense	0.58	0.69	0.74	0.82

Net interest margin(7)	3.38%	3.34%	3.40%	3.42%

Revenue — FTE
Net interest income	$415,025	$406,478	$403,337	$404,330
FTE adjustment	3,479	3,658	3,834	3,945

Net interest income(7)	418,504	410,136	407,171	408,275
Noninterest income	229,352	258,559	255,767	236,945

Total revenue(7)	$647,856	$668,695	$662,938	$645,220

Continued

Table 51 — Selected Quarterly Income Statement, Capital, and Other Data—Continued(1)

	2011
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$45,891	$44,376	$44,080	$43,024
Tier 1 leverage ratio	10.28%	10.24%	10.25%	9.80%
Tier 1 risk-based capital ratio	12.11	12.37	12.14	12.04
Total risk-based capital ratio	14.77	15.11	14.89	14.85
Tier 1 common risk-based capital ratio	10.00	10.17	9.92	9.75
Tangible common equity / tangible asset ratio(8)	8.30	8.22	8.22	7.81
Tangible equity / tangible asset ratio(9)	9.02	8.88	8.91	8.51
Tangible common equity / risk-weighted assets ratio	9.75	10.08	9.79	9.51

Table 52 — Selected Quarterly Income Statement Data(1)

	2010
	Fourth	Third	Second	First
(dollar amounts in thousands, except per share amounts)
Interest income	$528,291	$534,669	$535,653	$546,779
Interest expense	112,997	124,707	135,997	152,886

Net interest income	415,294	409,962	399,656	393,893
Provision for credit losses	86,973	119,160	193,406	235,008

Net interest income after provision for credit losses	328,321	290,802	206,250	158,885
Total noninterest income	264,220	267,143	269,643	240,852
Total noninterest expense	434,593	427,309	413,810	398,093

Income before income taxes	157,948	130,636	62,083	1,644
Provision (benefit) for income taxes	35,048	29,690	13,319	(38,093)

Net income	$122,900	$100,946	$48,764	$39,737
Dividends on preferred shares	83,754	29,495	29,426	29,357

Net income applicable to common shares	$39,146	$71,451	$19,338	$10,380

Common shares outstanding
Average — basic	757,924	716,911	716,580	716,320
Average — diluted(2)	760,582	719,567	719,387	718,593
Ending	863,319	717,132	716,623	716,557
Book value per share	$5.35	$5.39	$5.22	$5.13
Tangible book value per share(3)	4.66	4.55	4.37	4.26
Per common share
Net income — basic	$0.05	$0.10	$0.03	$0.01
Net income — diluted	0.05	0.10	0.03	0.01
Cash dividends declared	0.01	0.01	0.01	0.01
Common stock price, per share
High(4)	$7.00	$6.45	$7.40	$5.81
Low(4)	5.43	5.04	5.26	3.65
Close	6.87	5.69	5.54	5.39
Average closing price	6.05	5.79	6.13	4.84
Return on average total assets	0.90%	0.76%	0.38%	0.31%
Return on average common shareholders’ equity	3.8	7.4	2.1	1.1
Return on average tangible common shareholders’ equity(5)	5.6	10.0	3.8	2.7
Efficiency ratio(6)	61.4	60.6	59.4	60.1
Effective tax rate (benefit)	22.2	22.7	21.5	N.R.
Margin analysis-as a % of average earning assets(7)
Interest income(7)	4.29%	4.49%	4.63%	4.82%
Interest expense	0.92	1.04	1.17	1.35

Net interest margin(7)	3.37%	3.45%	3.46%	3.47%

Revenue — FTE
Net interest income	$415,294	$409,962	$399,656	$393,893
FTE adjustment	3,708	2,631	2,490	2,248

Net interest income(7)	419,002	412,593	402,146	396,141
Noninterest income	264,220	267,143	269,643	240,852

Total revenue(7)	$683,222	$679,736	$671,789	$636,993

N.R. - Not relevant. The denominator of the calculation is a positive value and the numerator is a negative value.

Continued

Table 52 — Selected Quarterly Income Statement, Capital, and Other Data—Continued(1)

	2010
Capital adequacy	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$43,471	$42,759	$42,486	$42,418
Tier 1 leverage ratio	9.41%	10.54%	10.45%	10.05%
Tier 1 risk-based capital ratio	11.55	12.82	12.51	12.00
Total risk-based capital ratio	14.46	15.08	14.79	14.31
Tier 1 common risk-based capital ratio	9.29	7.39	7.06	6.53
Tangible common equity / tangible asset ratio(8)	7.56	6.20	6.12	5.96
Tangible equity / tangible asset ratio(9)	8.24	9.43	9.43	9.26
Tangible common equity / risk-weighted assets ratio	9.26	7.63	7.37	7.20

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.

(2)	For all quarterly periods presented above, the impact of the convertible preferred stock issued in April of 2008 was excluded from the diluted share calculation because the result would have been higher than basic earnings per common share (anti-dilutive) for the periods.

(3)	Deferred tax liability related to other intangible assets is calculated assuming a 35% tax rate.

(4)	High and low stock prices are intra-day quotes obtained from NASDAQ.

(5)	Net income excluding expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles and average intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.

(6)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities (losses) gains.

(7)	Presented on a FTE basis assuming a 35% tax rate.

(8)	Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

(9)	Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax, and calculated assuming a 35% tax rate.

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

Non-Regulatory Capital Ratios

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,

•	Tier 1 common equity to risk-weighted assets using Basel I definition, and

•	Tangible common equity to risk-weighted assets using Basel I definition.

These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not defined in Generally Accepted Accounting Principles (“GAAP”) or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company may be considered non-GAAP financial measures.

Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this Form 10-K in their entirety, and not to rely on any single financial measure.

Pretax, Pre-provision Income

Pretax, pre-provision income is a non-GAAP financial measure. Any ratio utilizing this financial measure is also non-GAAP. This financial measure has been included as it is considered to be an important metric with which to analyze and evaluate our results of operations and financial strength. Other companies may calculate this financial measure differently. Going forward we do not intend to report a PTPP metric with our credit costs now returning to more normal levels.

Risk Factors

More information on risk is set forth under the heading Risk Factors included in Item 1A and incorporated by reference into this MD&A. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion, as well as the Regulatory Matters section included in Item 1 and incorporated by reference into the MD&A.

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

Total Allowance for Credit Losses

Our ACL of $1.0 billion at December 31, 2011, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material negative adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Fair Value Measurements

(This section should be read in conjunction with Note 19 of the Notes to Consolidated Financial Statements.)

Huntington follows the fair value accounting guidance under ASC 820 and ASC 825.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy was established for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include mortgage loans held for sale, available-for-sale and other certain securities, certain securitized automobile loans, derivatives, certain MSRs, trading account securities, and certain securitization trust notes payable. At December 31, 2011, approximately $8.9 billion of our assets and $0.4 billion of our liabilities were recorded at fair value. In addition to the above mentioned on-going fair value measurements, fair value is also the unit of measure for recording business combinations.

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

Alt-A mortgage-backed / Private-label collateralized mortgage obligation (CMO) securities are collateralized by first-lien residential mortgage loans. The securities are valued by a third party specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, discount rates that are implied by market prices for similar securities, collateral structure types, and house price depreciation / appreciation rates that are based upon macroeconomic forecasts.

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

The first step (Step 1) of impairment testing requires comparing the fair value of each reporting unit with goodwill to its carrying value to identify potential impairment. For our annual impairment testing conducted during 2011, we identified four reporting units with goodwill: Retail and Business Banking, Regional and Commercial Banking, Wealth Advisors, Government Finance, and Home Lending (WGH), and Insurance. Auto Finance and Commercial Real Estate was not subject to impairment testing as it had no goodwill associated with the unit. In addition, although Insurance is included within Treasury/Other for business segment reporting, it was evaluated as a separate reporting unit for goodwill impairment testing because it had its own separately allocated goodwill resulting from prior acquisitions.

For all four reporting units identified in the above paragraph, we utilized both income and market approaches to determine the fair value for each reporting unit. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth, net interest margins, and efficiency ratios. Long-term growth rates were estimated to assist in determining the terminal values. The discount rates were estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Treasury Bonds), market-risk premium, equity-risk premium, and a company-specific risk factor. The company-specific risk factor was used to address the uncertainty of growth estimates and earnings projections of Management. For the market approach, revenue, earnings and market capitalization multiples of comparable public companies were selected and applied to each reporting unit’s applicable metrics such as book and tangible book values. The results of the income and market approaches are combined to arrive at the final calculation of fair value. The aggregate fair market value of the reporting units compared with market capitalization indicated an implied premium of 29% at September 30, 2011. A control premium analysis indicated that the implied premium was within range of overall premiums observed in the market place. All four of the reporting units tested passed Step 1.

The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As none of the reporting units failed step 1, step 2 was not applicable during 2011 testing.

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

Due to the current economic environment and other uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing or prior to that time, if any changes constitute a triggering event.

The 2010 and 2009 interim and annual assessments discussed below were performed in a manner consistent with the 2011 process described above. The assessments were based on our reporting units at that time.

2010 Annual Impairment Testing and Interim Evaluations

In 2010, we performed an annual assessment at October 1 and interim evaluations of our goodwill balances at March 31 and June 30. No impairment was recorded in 2010.

2009 Other Interim and Annual Impairment Testing

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

Our 2009 first quarter interim testing determined that the Regional Banking and Insurance reporting units’ goodwill carrying values exceeded their implied fair values of goodwill by $2,573.8 million and $28.9 million, respectively. As a result, we recorded a noncash pretax impairment charge of $2,602.7 million in the 2009 first quarter. In addition, we recorded an impairment charge of $4.2 million in the 2009 second quarter related to the sale of a small payments-related business completed in July 2009. No other goodwill impairment was required during the remainder of 2009.

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

OTHER REAL ESTATE OWNED

OREO property obtained in satisfaction of a loan is recorded at its estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the ALLL. Subsequent declines in value are reported as adjustments to the carrying amount and are charged to noninterest expense. Gains or losses resulting from the sale of OREO are recognized in noninterest expense on the date of sale. At December 31, 2011, OREO totaled $38.4 million, representing a 42% decrease compared with $66.8 million at December 31, 2010.

Income Taxes and Deferred Tax Assets

INCOME TAXES

The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues, and is reported as a component of accrued income and other assets in our consolidated balance sheet; (2) our deferred federal income tax asset, reported as a component of accrued income and other assets, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal tax code.

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

DEFERRED TAX ASSETS

At December 31, 2011, we had a net federal deferred tax asset of $365.0 million and a net state deferred tax liability of $0.2 million. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the deferred tax assets at December 31, 2011.

Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2011 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

Acquisitions

Sky Financial

The merger with Sky Financial was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. The impact of this acquisition was included in our consolidated results for the last six months of 2007.

Franklin-Related Impacts

NCOs

The following table reflects the Franklin-related impact to NCOs for 2010 and 2011.

Table 53 — Net Loan and Lease Charge-offs — Franklin-Related Impact

(dollar amounts in millions)

	Year Ended December 31,
	2011	2010
Total home equity net charge-offs (recoveries)
Franklin	$—	$20.8
Non-Franklin	101.8	118.6

Total	$101.8	$139.4

Total home equity net charge-offs ratio
Total	1.28%	1.84%
Non-Franklin	1.28	1.57
Total residential mortgage net charge-offs (recoveries)
Franklin	$(2.5)	$71.3
Non-Franklin	59.2	81.6

Total	$56.7	$152.9

Total residential mortgage net charge-offs ratio
Total	1.20%	3.42%
Non-Franklin	1.25	1.90

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth under the heading of “Market Risk” in Item 7 (MD&A), which is incorporated by reference into this item.

Item 8:	Financial Statements and Supplementary Data

Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements, which is incorporated by reference into this item.

REPORT OF MANAGEMENT

The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2011, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour — Chairman, President, and Chief Executive Officer

Donald R. Kimble — Senior Executive Vice President and Chief Financial Officer

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 17, 2012 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 17, 2012

Huntington Bancshares Incorporated

Consolidated Balance Sheets

	December 31,
	2011	2010
(dollar amounts in thousands, except number of shares)
Assets
Cash and due from banks	$1,115,968	$847,888
Interest-bearing deposits in banks	90,943	135,038
Trading account securities	45,899	185,404
Loans held for sale (includes $343,588 and $754,117 respectively, measured at fair value)(1)	1,618,391	793,285
Available-for-sale and other securities	8,078,014	9,895,244
Held-to-maturity securities	640,551	—
Loans and leases (includes $296,250 and $522,717 respectively, measured at fair value):(2)
Commercial and industrial loans and leases	14,699,371	13,063,293
Commercial real estate loans	5,825,709	6,651,156
Automobile loans and leases	4,457,446	5,614,711
Home equity loans	8,215,413	7,713,154
Residential mortgage loans	5,228,276	4,500,366
Other consumer loans	497,568	563,827

Loans and leases	38,923,783	38,106,507
Allowance for loan and lease losses	(964,828)	(1,249,008)

Net loans and leases	37,958,955	36,857,499

Bank owned life insurance	1,549,783	1,500,401
Premises and equipment	564,429	491,602
Goodwill	444,268	444,268
Other intangible assets	175,302	228,620
Accrued income and other assets	2,168,149	2,440,393

Total assets	$54,450,652	$53,819,642

Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits — noninterest-bearing	$11,157,805	$7,216,751
Interest-bearing	31,761,039	34,254,807
Deposits in foreign offices	360,781	382,340

Deposits	43,279,625	41,853,898
Short-term borrowings	1,441,092	2,040,732
Federal Home Loan Bank advances	362,972	172,519
Other long-term debt (includes $123,039 and $356,089 respectively, measured at fair value)(2)	1,231,517	2,144,092
Subordinated notes	1,503,368	1,497,216
Accrued expenses and other liabilities	1,213,978	1,130,643

Total liabilities	49,032,552	48,839,100

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares;
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	—
Common stock —
Par value of $0.01 and authorized 1,500,000,000 shares	8,656	8,642
Capital surplus	7,596,809	7,630,093
Less treasury shares, at cost	(10,255)	(8,771)
Accumulated other comprehensive loss	(173,763)	(197,496)
Retained (deficit) earnings	(2,389,639)	(2,814,433)

Total shareholders’ equity	5,418,100	4,980,542

Total liabilities and shareholders’ equity	$54,450,652	$53,819,642

Common shares issued	865,584,517	864,195,369
Common shares outstanding	864,406,152	863,319,435
Treasury shares outstanding	1,178,365	875,934
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	362,507

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 19.

(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option. See Note 21.

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands, except per share amounts)
Interest and fee income:
Loans and leases	$1,727,784	$1,865,848	$1,944,269
Available-for-sale and other securities
Taxable	207,984	239,065	249,968
Tax-exempt	9,785	11,680	8,824
Held-to-maturity securities	11,213	—	—
Other	13,460	28,799	35,081

Total interest income	1,970,226	2,145,392	2,238,142

Interest expense
Deposits	260,052	439,050	674,101
Short-term borrowings	3,500	3,007	2,366
Federal Home Loan Bank advances	824	3,121	12,882
Subordinated notes and other long-term debt	76,680	81,409	124,506

Total interest expense	341,056	526,587	813,855

Net interest income	1,629,170	1,618,805	1,424,287
Provision for credit losses	174,059	634,547	2,074,671

Net interest income after provision for credit losses	1,455,111	984,258	(650,384)

Service charges on deposit accounts	243,507	267,015	302,799
Trust services income	119,382	112,555	103,639
Electronic banking income	111,697	110,234	100,151
Mortgage banking income	83,408	175,782	112,298
Brokerage income	80,367	68,855	64,843
Insurance income	69,470	76,413	73,326
Bank owned life insurance income	62,336	61,066	54,872
Capital markets income	36,540	23,886	10,851
Gain (loss) on sales of loans	31,944	6,275	(7,576)
Automobile operating lease income	26,771	45,964	51,810
Net gains (losses) on sales of available-for-sale and other securities	3,682	13,448	48,815
Impairment losses on available-for-sale and other securities:
Impairment losses on available-for-sale and other securities	4,174	9,847	(183,472)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	(11,537)	(23,569)	124,408

Net impairment losses on investment securities	(7,363)	(13,722)	(59,064)
Other income	118,882	94,087	148,880

Total noninterest income	980,623	1,041,858	1,005,644

Personnel costs	892,534	798,973	700,482
Outside data processing and other services	187,195	159,248	148,095
Net occupancy	109,129	107,862	105,273
Equipment	92,544	85,920	83,117
Deposit and other insurance expense	77,692	97,548	113,830
Marketing	75,627	65,924	33,049
Professional services	70,595	88,778	76,366
Amortization of intangibles	53,318	60,478	68,307
Automobile operating lease expense	20,018	37,034	43,360
OREO and foreclosure expense	18,006	39,049	93,899
Goodwill impairment	—	—	2,606,944
Gain on early extinguishment of debt	(9,697)	—	(147,442)
Other expense	141,539	132,991	108,163

Total noninterest expense	1,728,500	1,673,805	4,033,443

Income (Loss) before income taxes	707,234	352,311	(3,678,183)
Provision (Benefit) for income taxes	164,621	39,964	(584,004)

Net income (loss)	542,613	312,347	(3,094,179)
Dividends on preferred shares	30,813	172,032	174,756

Net income (loss) applicable to common shares	$511,800	$140,315	$(3,268,935)

Average common shares — basic	863,691	726,934	532,802
Average common shares — diluted	867,624	729,532	532,802
Per common share
Net income (loss) — basic	$0.59	$0.19	$(6.14)
Net income (loss) — diluted	0.59	0.19	(6.14)
Cash dividends declared	0.10	0.04	0.04

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock						Capital Surplus			Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Series A		Series B
			Floating Rate		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
(all amounts in thousands, except for per share amounts)
Year Ended December 31, 2011
Balance, beginning of year	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Comprehensive Income:
Net income											542,613	542,613

Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold										7,499		7,499
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										64,921		64,921
Unrealized gains (losses) on cash flow hedging derivatives										5,188		5,188
Change in accumulated unrealized losses for pension and other post-retirement obligations										(53,875)		(53,875)

Total comprehensive income (loss)												566,346
Issuance of preferred stock			35	23,785			(1,759)					22,026
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.10 per share)											(86,448)	(86,448)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation							19,666					19,666
Other share-based compensation activity					1,390	14	(1,605)				(343)	(1,934)
Other							(486)	(302)	(1,484)		(215)	(2,185)

Balance, end of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock						Capital Surplus			Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Series B		Series A
	Fixed Rate				Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
(all amounts in thousands, except for per share amounts)
Year Ended December 31, 2010
Balance, beginning of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,097										(4,249)	(1,821)	(6,070)

Balance, beginning of year, as adjusted	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,923,847)	5,329,932
Comprehensive Income:
Net income (loss)											312,347	312,347
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold										15,320		15,320
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains										(9,406)		(9,406)
Unrealized gains (losses) on cash flow hedging derivatives										(23,155)		(23,155)
Change in accumulated unrealized losses for pension and other post- retirement obligations										(19,021)		(19,021)

Total comprehensive income (loss)												276,085
Issuance of common stock					146,568	1,465	884,707					886,172
Repurchase of Preferred Series B stock	(1,398)	(1,398,071)										(1,398,071)
Preferred Series B stock discount accretion and redemption		73,063									(73,063)	—
Cash dividends declared:
Common ($0.04 per share)											(30,139)	(30,139)
Preferred Series B ($48.75 per share)											(68,156)	(68,156)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation						4	15,449					15,453
Other share-based compensation activity					886	6	482				(535)	(47)
Other							(2,341)	104	2,694		(227)	126

Balance, end of year	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock						Capital Surplus			Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Series B		Series A
	Fixed Rate				Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
(all amounts in thousands, except for per share amounts)
Year Ended December 31, 2009
Balance, beginning of year	1,398	$1,308,667	569	$569,000	366,972	$3,670	$5,322,428	(915)	$(15,530)	$(326,693)	$367,364	$7,228,906

Comprehensive Income:
Net income (loss)											(3,094,179)	(3,094,179)
Cumulative effect of change in accounting principle for other-than- temporarily impaired debt securities										(3,541)	3,541	—
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold										(80,865)		(80,865)
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains (losses)										188,780		188,780
Unrealized gains (losses) on cash flow hedging derivatives										14,227		14,227
Change in accumulated unrealized losses for pension and other post- retirement obligations										51,107		51,107

Total comprehensive income (loss)												(2,920,930)
Issuance of common stock					308,226	3,081	1,142,670					1,145,751
Conversion of Preferred Series A stock			(206)	(206,493)	41,072	411	262,117				(56,035)	—
Preferred Series B Stock discount accretion		16,041									(16,041)	—
Cash dividends declared:
Common ($0.04 per share)											(22,020)	(22,020)
Preferred Series B ($50.00 per share)											(69,904)	(69,904)
Preferred Series A ($85.00 per share)											(32,776)	(32,776)
Recognition of the fair value of share-based compensation							8,547					8,547
Other share-based compensation activity					471	5	635				(838)	(198)
Other		300					(4,601)	(65)	4,065		(1,138)	(1,374)

Balance, end of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Operating activities
Net income (loss)	$542,613	$312,347	$(3,094,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	—	2,606,944
Provision for credit losses	174,059	634,547	2,074,671
Depreciation and amortization	282,105	286,186	228,041
Change in current and deferred income taxes	84,555	161,367	(471,592)
Net sales (purchases) of trading account securities	139,505	(101,747)	856,112
Originations of loans held for sale	(2,414,172)	(3,864,273)	(4,786,043)
Principal payments on and proceeds from loans held for sale	2,820,797	3,535,550	4,667,792
Gain on early extinguishment of debt	(9,697)	—	(147,442)
Securities losses	3,681	274	10,249
Other, net	(28,659)	(123,428)	21,709

Net cash provided by (used for) operating activities	1,594,787	840,823	1,966,262

Investing activities
Decrease (increase) in interest-bearing deposits in banks	50,093	162,913	(319,989)
Proceeds from:
Maturities and calls of available-for-sale and other securities	2,489,049	3,288,714	1,004,293
Maturities of held-to-maturity securities	31,163	—	—
Sales of available-for-sale and other securities	3,205,884	4,280,518	3,585,644
Purchases of available-for-sale and other securities	(4,283,866)	(8,769,767)	(8,386,223)
Purchases of held-to-maturity securities	(204,082)	—	—
Net proceeds from sales of loans	1,640,237	941,615	949,398
Net loan and lease activity, excluding sales	(4,148,424)	(2,764,575)	1,544,524
Proceeds from sale of operating lease assets	62,744	34,930	11,216
Purchases of premises and equipment	(143,763)	(68,200)	(49,223)
Proceeds from sales of other real estate	55,817	113,298	60,499
Other, net	(59,558)	3,770	4,500

Net cash provided by (used for) investing activities	(1,304,706)	(2,776,784)	(1,595,361)

Financing activities
Increase (decrease) in deposits	1,420,944	1,353,227	2,559,633
Increase (decrease) in short-term borrowings	(580,335)	1,128,887	(277,215)
Net proceeds from issuance of subordinated notes	—	297,375	—
Maturity/redemption of subordinated notes	(5,000)	(83,870)	(484,966)
Proceeds from Federal Home Loan Bank advances	550,000	450,000	207,394
Maturity/redemption of Federal Home Loan Bank advances	(359,732)	(446,718)	(2,627,786)
Proceeds from issuance of long-term debt	—	60,805	598,200
Maturity/redemption of long-term debt	(902,652)	(848,756)	(642,644)
Repurchase of Warrant to the Treasury	(49,100)	—	—
Dividends paid on preferred stock	(30,813)	(107,901)	(107,262)
Dividends paid on common stock	(61,591)	(28,598)	(55,026)
Costs to issue preferred stock	(1,759)	—	—
Payment to repurchase preferred stock	—	(1,398,071)	—
Net proceeds from issuance of common stock	—	886,172	1,135,645
Other, net	(1,963)	(47)	(198)

Net cash provided by (used for) financing activities	(22,001)	1,262,505	305,775

Increase (decrease) in cash and cash equivalents	268,080	(673,456)	676,676
Cash and cash equivalents at beginning of period	847,888	1,521,344	844,668

Cash and cash equivalents at end of period	$1,115,968	$847,888	$1,521,344

Supplemental disclosures:
Income taxes paid (refunded)	$80,065	$(121,401)	$(112,412)
Interest paid	357,212	552,955	869,503
Non-cash activities
Dividends accrued, paid in subsequent quarter	40,771	23,373	23,305
Trust Preferred Securities exchange	35,500	—	—

See Notes to Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Consolidated Financial Statements

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, including its bank subsidiary, The Huntington National Bank (the Bank), Huntington is engaged in providing full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance programs, and other financial products and services. Huntington’s banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in Cayman Islands and another in Hong Kong.

Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest or are a VIE in which Huntington i.) has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and ii.) has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes minority interest liability (included in shareholders’ equity) for the equity held by others and minority interest expense (included in noninterest expense) for the portion of the entity’s earnings attributable to minority interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method and are periodically evaluated for impairment. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington uses significant estimates and employs the judgments of Management in determining the amount of its allowance for credit losses, income taxes and deferred tax assets, and fair value measurements of investment securities, goodwill, pension, and other real estate owned. As with any estimate, actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to hedge the fair value of MSRs, which are included in mortgage banking income. Debt securities purchased in which Huntington has the positive intent and ability to hold to its maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt and equity securities are classified as available-for-sale and other securities. Unrealized gains or losses on available-for-sale and other securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Declines in the value of debt and marketable equity securities that are considered other-than-temporary are recorded in noninterest income as securities losses.

Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows are not sufficient to recover all contractually required principal and interest payments. For securities that Huntington does not expect to sell, or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. A discounted cash flow analysis, which includes evaluating the timing of the expected cash flows, is completed for all debt securities subject to credit impairment. The measurement of the credit loss component is equal to the difference between the debt security’s cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and, therefore, are recognized in OCI. Huntington believes that it will fully collect the carrying value of securities on which noncredit-related impairment has been recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, or if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis, all OTTI is recognized in earnings. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

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

Huntington consolidates an automobile loan securitization in which the associated $296.3 million loan receivables and $123.0 million notes payable are held at fair value. The valuation of the loan receivables and notes payable are evaluated on a quarterly basis with any market value changes recorded in noninterest income. The key assumptions used to determine the fair value of the automobile loans included a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rates. The notes payable are valued based on interest rates for similar financial assets.

Residual values on leased automobiles and equipment are evaluated quarterly for impairment. Impairment of the residual values of direct financing leases determined to be other than temporary is recognized by writing the leases down to fair value with a charge to other noninterest expense. Residual value losses arise if the expected fair value at the end of the lease term is less than the residual value recorded at the lease origination, net of estimated amounts reimbursable by the lessee. Future declines in the expected residual value of the leased equipment would result in expected losses of the leased equipment.

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

Sold Loans and Leases — Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold. To determine the fair value of a MSR, Huntington uses an option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate and, therefore, the timing and magnitude of the cash flows associated with the MSR. Expected mortgage loan prepayment assumptions are derived from a third party model. Management believes these prepayment assumptions are consistent with assumptions used by other market participants valuing similar MSRs. The servicing rights are recorded in accrued income and other assets in the Consolidated Balance Sheets. Servicing revenues on mortgage and automobile loans are included in mortgage banking income and other noninterest income, respectively.

Accrued Income and Mortgage Banking Activities — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the Consolidated Balance Sheets, only when purchased or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.

At the time of initial capitalization, MSRs are grouped into one of two categories. MSR assets are recorded using the fair value method or recorded using the amortization method. The election of fair value of amortization method is made at the time each servicing asset is established and is based upon management forward assumptions about interest rates. During 2011, all newly created MSR’s were recorded using the amortization method. Any change in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded in mortgage banking income, which is reflected in the Consolidated Statements of Income. Huntington hedges the value of certain MSRs using derivative instruments and trading account securities. Changes in fair value of these derivatives and trading account securities are reported as a component of mortgage banking income.

ACL — See Note 3 of the Notes to Consolidated Financial Statements.

NALs and Past Due Loans and Leases — See Note 3 of the Notes to Consolidated Financial Statements.

Charge-off of Uncollectible Loans — See Note 3 of the Notes to Consolidated Financial Statements.

Impaired Loans — See Note 3 of the Notes to Consolidated Financial Statements.

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

Bank Owned Life Insurance — Huntington’s bank owned life insurance policies are carried at their cash surrender value. Huntington recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits. A portion of cash surrender value is supported by holdings in separate accounts. Huntington has also purchased insurance for these policies to provide protection of the value of the holdings within these separate accounts. The value of the underlying holdings in the separate accounts covered by these insurance policies exceeds the cash surrender value of the policies by approximately $7.0 million at December 31, 2011.

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

Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value, with changes to fair value recorded through earnings unless specific criteria are met to account for the derivative using hedge accounting.

Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking revenue. Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.

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

2.    ACCOUNTING STANDARDS UPDATE

ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption (See Note 3). The amendment did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-03 — Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. The ASU amends Topic 860 to remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. Management does not believe the amendment will have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the principle amendments will have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. Early adoption is permitted. Management does not believe the amendment will have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-08 — Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management adopted the ASU as of September 30, 2011 (See Note 7).

ASU 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of In-Substance Real Estate. The ASU amends Topic 360 to clarify that when a reporting entity ceases to have a controlling financial interest (as described in ASC 810 “Consolidation”) in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in-substance real estate. The clarification is meant to eliminate diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Consolidated Financial Statements.

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivatives instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. Management does not believe the amendments will have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-12 — Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to redeliberate the matter. Management does not believe the deferral will have a material impact on Huntington’s Consolidated Financial Statements.

3.    LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are subject to fair value requirements, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At December 31, 2011 and 2010, the aggregate amount of these net unamortized deferred loan origination fees and net unearned income was $122.5 million and $158.2 million, respectively.

Loan and Lease Portfolio Composition

The Company’s primary portfolios are: C&I, CRE, automobile, residential mortgage, home equity, and other consumer loans. Classes are generally disaggregations of a portfolio. The classes within the C&I portfolio are: owner occupied and nonowner occupied. The classes within the CRE portfolio are: retail properties, multi-family, office, industrial and warehouse, and other CRE. The classes within the home equity portfolio are: first-lien loans and second-lien loans. The automobile, residential mortgage, and other consumer loan portfolios are not further segregated into classes.

Direct Financing Leases

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans, and on automobiles. Net investments in lease financing receivables by category at December 31 were as follows:

	At December 31,
	2011	2010
(dollar amounts in thousands)
Commercial and industrial:
Lease payments receivable	$1,001,939	$748,377
Estimated residual value of leased assets	201,663	94,665

Gross investment in commercial lease financing receivables	1,203,602	843,042
Net deferred origination costs	3,034	2,472
Unearned income	(109,820)	(109,962)

Total net investment in commercial lease financing receivables	$1,096,816	$735,552

Consumer — Automobile:
Lease payments receivable	$2,562	$22,063
Estimated residual value of leased assets	10,843	47,050

Gross investment in consumer lease financing receivables	13,405	69,113
Net deferred origination fees	(18)	(95)
Unearned income	(497)	(3,788)

Total net investment in consumer lease financing receivables	$12,890	$65,230

The future lease rental payments due from customers on direct financing leases at December 31, 2011, totaled $1.0 billion and were as follows: $0.4 billion in 2012; $0.2 billion in 2013; $0.2 billion in 2014; $0.1 billion in 2015; and $0.1 billion in 2016 and thereafter.

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2011, and 2010.

	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
(dollar amounts in thousands)
Portfolio loans purchased during the:
Year ended December 31, 2011	$—	$—	$59,578	(1)	$—	$—	$—	$59,578
Year ended December 31, 2010	—	—	—		—	—	—	—
Portfolio loans sold or transferred to loans held for sale during the:
Year ended December 31, 2011	256,313	56,123	2,250,033		—	257,100	—	2,819,569
Year ended December 31, 2010(2)	124,065	136,806	—		48,253	816,185	—	1,125,309

(1)	Reflected the purchase of automobile loans as a result of exercising a clean-up call option related to loans previously sold under Huntington’s automobile loan sale program.

(2)	Includes $323 million of Franklin-related loans.

NALs and Past Due Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

All classes within the C&I and CRE portfolios are placed on nonaccrual status at no greater than 90-days past due. First-lien and second-lien home equity portfolios are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency. We are reimbursed from the government agency for reasonable expenses incurred in servicing loans. The FHA reimburses us for 66% of expenses, and the VA reimburses us at a maximum percentage of guarantee which is established for each individual loan. We have not experienced either material losses in excess of guarantee caps or significant delays or rejected claims from the related government entity.

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

The amount of interest that would have been recorded under the original terms for total NAL loans was $38.4 million for 2011, $59.7 million for 2010, and $92.7 million for 2009. The total amount of interest recorded to interest income for these loans was $5.1 million, $5.5 million, and $7.2 million in 2011, 2010, and 2009, respectively.

Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan or lease is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan. Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan or lease is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

The following table presents NALs by loan class for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
(dollar amounts in thousands)
Commercial and industrial:
Owner occupied	$88,415	$138,822
Other commercial and industrial	113,431	207,898

Total commercial and industrial	201,846	346,720
Commercial real estate:
Retail properties	58,415	96,644
Multi family	39,921	44,819
Office	33,202	47,950
Industrial and warehouse	30,119	39,770
Other commercial real estate	68,232	134,509

Total commercial real estate	229,889	363,692
Automobile	—	—
Home equity:
Secured by first-lien	20,012	10,658
Secured by second-lien	20,675	11,868
Residential mortgage	68,658	45,010
Other consumer	—	—

Total nonaccrual loans	$541,080	$777,948

The following table presents an aging analysis of loans and leases for the years ended December 31, 2011 and 2010(1):

December 31, 2011
	Past Due						90 or more days past due and accruing
	30-59 days	60-89 days	90 or more days	Total	Current	Total Loans and Leases
(dollar amounts in thousands)
Commercial and industrial:
Owner occupied	$10,607	$7,433	$58,513	$76,553	$3,936,203	$4,012,756	$—
Other commercial and industrial	32,962	7,579	60,833	101,374	10,585,241	10,686,615	—

Total commercial and industrial	$43,569	$15,012	$119,346	$177,927	$14,521,444	$14,699,371	$—
Commercial real estate:
Retail properties	$3,090	$823	$33,952	$37,865	$1,547,618	$1,585,483	$—
Multi family	5,022	1,768	28,317	35,107	908,438	943,545	—
Office	3,134	792	30,041	33,967	990,897	1,024,864	—
Industrial and warehouse	2,834	115	18,203	21,152	708,390	729,542	—
Other commercial real estate	6,894	3,625	48,739	59,258	1,483,017	1,542,275	—

Total commercial real estate	$20,974	$7,123	$159,252	$187,349	$5,638,360	$5,825,709	$—
Automobile	$42,162	$9,046	$6,265	$57,473	$4,399,973	$4,457,446	$6,265
Home equity:
Secured by first-lien	17,260	8,822	29,259	55,341	3,760,238	3,815,579	9,247
Secured by second-lien	32,334	18,357	31,626	82,317	4,317,517	4,399,834	10,951
Residential mortgage	134,228	45,774	204,648	384,650	4,843,626	5,228,276	141,901	(2)
Other consumer	7,655	1,502	1,988	11,145	486,423	497,568	1,988

December 31, 2010
	Past Due						90 or more days past due and accruing
	30-59 days	60-89 days	90 or more days	Total	Current	Total Loans and Leases
(dollar amounts in thousands)
Commercial and industrial:
Owner occupied	$16,393	$9,084	$80,114	$105,591	$3,717,872	$3,823,463	$—
Other commercial and industrial	34,723	35,698	110,491	180,912	9,058,918	9,239,830	—

Total commercial and industrial	$51,116	$44,782	$190,605	$286,503	$12,776,790	$13,063,293	$—
Commercial real estate:
Retail properties	$23,726	$694	$72,856	$97,276	$1,664,941	$1,762,217	$—
Multi family	8,993	8,227	31,519	48,739	1,072,877	1,121,616	—
Office	20,888	6,032	36,401	63,321	1,059,806	1,123,127	—
Industrial and warehouse	4,073	7,782	13,006	24,861	828,091	852,952	—
Other commercial real estate	45,792	9,243	91,718	146,753	1,644,491	1,791,244	—

Total commercial real estate	$103,472	$31,978	$245,500	$380,950	$6,270,206	$6,651,156	$—
Automobile	$47,981	$12,246	$7,721	$67,948	$5,546,763	$5,614,711	$7,721
Home equity:
Secured by first-lien	14,810	8,166	18,630	41,606	2,999,146	3,040,752	7,972
Secured by second-lien	36,488	16,551	27,392	80,431	4,591,971	4,672,402	15,525
Residential mortgage	115,290	57,580	197,280	370,150	4,130,216	4,500,366	152,271	(3)
Other consumer	7,204	2,280	2,456	11,940	551,887	563,827	2,456

(1)	NALs are included in this aging analysis based on the loan’s past due status.

(2)	Includes $96,703 thousand guaranteed by the U.S. government.

(3)	Includes $98,288 thousand guaranteed by the U.S. government.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of CRE loans; and the amount of C&I loans to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.

The ALLL consists of two components: (1) the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering a historical utilization of unused commitments. The AULC is reflected in accrued expenses and other liabilities in the Consolidated Balance Sheets.

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans. A summary of the transactions in the ACL and details regarding impaired loans and leases follows for the three years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
ALLL, beginning of year	$1,249,008	$1,482,479	$900,227
Loan charge-offs	(557,753)	(1,003,907)	(1,561,378)
Recoveries of loans previously charged-off	120,664	129,433	84,791
Provision for loan and lease losses	167,730	641,299	2,069,931
Allowance for loans sold or transferred to loans held for sale	(14,821)	(296)	(11,092)

ALLL, end of year	$964,828	$1,249,008	$1,482,479

AULC, beginning of year	$42,127	$48,879	$44,139
(Reduction in) provision for unfunded loan commitments and letters of credit losses	6,329	(6,752)	4,740

AULC, end of year	$48,456	$42,127	$48,879

Total ACL	$1,013,284	$1,291,135	$1,531,358

Recorded balance of impaired loans, at end of year:
With specific reserves assigned to the loan and lease balances	$890,269	$825,292	$873,215
With no specific reserves assigned to the loan and lease balances	82,012	94,290	221,384

Total	$972,281	$919,582	$1,094,599

Average balance of impaired loans for the year	$942,235	$1,064,235	$1,010,044
ALLL on impaired loans	105,552	143,860	175,442

The following table presents ACL activity by portfolio segment for the years ended December 31, 2011 and 2010:

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity		Residential Mortgage		Other Consumer	Total
(dollar amounts in thousands)
Year ended December 31, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630		$93,289		$26,736	$1,249,008
Loan charge-offs	(134,385)	(182,759)	(33,593)	(109,427)		(65,069)		(32,520)	(557,753)
Recoveries of loans previously charged-off	44,686	34,658	18,526	7,630		8,388		6,776	120,664
Provision for loan and lease losses	24,452	(51,444)	17,042	95,040		52,226		30,414	167,730
Allowance for loans sold or transferred to loans held for sale	—	—	(13,181)	—		(1,640)		—	(14,821)

ALLL balance, end of period	$275,367	$388,706	$38,282	$143,873		$87,194		$31,406	$964,828

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348		$1		$894	$42,127
Provision for unfunded loan commitments and letters of credit	6,932	(306)	—	(214)		—		(83)	6,329

AULC balance, end of period	$39,658	$5,852	$—	$2,134		$1		$811	$48,456

ACL balance, end of period	$315,025	$394,558	$38,282	$146,007		$87,195		$32,217	$1,013,284

Year Ended December 31, 2010:
ALLL balance, beginning of period	$492,205	$751,875	$57,951	$102,039		$55,903		$22,506	$1,482,479
Loan charge-offs	(316,771)	(303,995)	(46,308)	(140,831	)(1)	(163,427	)(2)	(32,575)	(1,003,907)
Recoveries of loans previously charged-off	61,839	28,433	19,736	1,458		10,532		7,435	129,433
Provision for loan and lease losses	103,341	111,938	18,109	187,964		190,577		29,370	641,299
Allowance for loans sold or transferred to loans held for sale	—	—	—	—		(296)		—	(296)

ALLL balance, end of period	$340,614	$588,251	$49,488	$150,630		$93,289		$26,736	$1,249,008

AULC balance, beginning of period	$34,555	$12,194	$—	$1,179		$2		$949	$48,879
Provision for unfunded loan commitments and letters-of-credit	(1,829)	(6,036)	—	1,169		(1)		(55)	(6,752)

AULC balance, end of period	32,726	6,158	—	2,348		1		894	42,127

ACL balance, end of period	$373,340	$594,409	$49,488	$152,978		$93,290		$27,630	$1,291,135

(1)	Reflects $21 million of Franklin-related charge-offs.

(2)	Reflects $71 million of Franklin-related charge-offs.

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral at 150-days past due.

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

The following table presents each loan and lease class by credit quality indicator for the years ended December 31, 2011 and 2010:

	December 31, 2011
	Credit Risk Profile by UCS classification
	Pass	OLEM	Substandard	Doubtful	Total
(dollar amounts in thousands)
Commercial and industrial:
Owner occupied	$3,624,103	$101,897	$285,561	$1,195	$4,012,756
Other commercial and industrial	10,108,946	145,963	425,882	5,824	10,686,615

Total commercial and industrial	$13,733,049	$247,860	$711,443	$7,019	$14,699,371
Commercial real estate:
Retail properties	$1,191,471	$122,337	$271,675	$—	$1,585,483
Multi family	801,717	48,094	93,449	285	943,545
Office	896,230	67,050	61,476	108	1,024,864
Industrial and warehouse	649,165	9,688	70,621	68	729,542
Other commercial real estate	1,112,751	110,276	318,479	769	1,542,275

Total commercial real estate	$4,651,334	$357,445	$815,700	$1,230	$5,825,709

	Credit Risk Profile by FICO score(1)
	750+	650-749	<650	Other(2)	Total
Automobile	$2,635,082	$2,276,990	$707,141	$88,233	$5,707,446	(3)
Home equity:
Secured by first-lien	2,196,566	1,287,444	329,670	1,899	3,815,579
Secured by second-lien	2,119,292	1,646,117	625,298	9,127	4,399,834
Residential mortgage	2,454,401	1,752,409	723,377	298,089	5,228,276
Other consumer	185,333	206,749	83,431	22,055	497,568

	December 31, 2010
	Credit Risk Profile by UCS classification
	Pass	OLEM	Substandard	Doubtful	Total
(dollar amounts in thousands)
Commercial and industrial:
Owner occupied	$3,265,266	$159,398	$392,969	$5,830	$3,823,463
Other commercial and industrial	8,434,969	264,679	524,867	15,315	9,239,830

Total commercial and industrial	$11,700,235	$424,077	$917,836	$21,145	$13,063,293
Commercial real estate:
Retail properties	$1,283,667	$128,067	$350,478	$5	$1,762,217
Multi family	898,935	78,577	143,689	415	1,121,616
Office	867,970	122,173	132,833	151	1,123,127
Industrial and warehouse	668,452	72,177	112,323	—	852,952
Other commercial real estate	1,220,708	88,288	481,136	1,112	1,791,244

Total commercial real estate	$4,939,732	$489,282	$1,220,459	$1,683	$6,651,156

	Credit Risk Profile by FICO score(1)
	750+	650-749	<650	Other(2)	Total
Automobile	$2,516,130	$2,267,363	$724,584	$106,634	$5,614,711
Home equity:
Secured by first-lien	1,643,792	1,082,143	313,961	856	3,040,752
Secured by second-lien	2,224,545	1,768,450	678,738	669	4,672,402
Residential mortgage	1,978,843	1,580,266	795,676	145,581	4,500,366
Other consumer	206,952	234,558	102,254	20,063	563,827

(1)	Reflects currently updated customer credit scores.

(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

(3)	Includes $1,250,000 thousand of loans reflected as loans held for sale related to a planned automobile securitization.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2011 and 2010(1):

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2011:
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loans individually evaluated for impairment	$30,613	$55,306	$1,393	$1,619	$16,091	$530	$105,552
Attributable to loans collectively evaluated for impairment	244,754	333,400	36,889	142,254	71,103	30,876	859,276

Total ALLL balance at December 31, 2011	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at December 31, 2011:

(dollar amounts in thousands)
Portion of ending balance:
Individually evaluated for impairment	$153,724	$387,402	$36,574	$52,593	$335,768	$6,220	$972,281
Collectively evaluated for impairment	14,545,647	5,438,307	4,420,872	8,162,820	4,892,508	491,348	37,951,502

Total loans evaluated for impairment	$14,699,371	$5,825,709	$4,457,446	$8,215,413	$5,228,276	$497,568	$38,923,783

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2010
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loans individually evaluated for impairment	$63,307	$65,130	$1,477	$1,498	$11,780	$668	$143,860
Attributable to loans collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

ALLL balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

ALLL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Loans and Leases at December 31, 2010:

(dollar amounts in thousands)
Portion of ending balance:
Individually evaluated for impairment	$198,120	$310,668	$29,764	$37,257	$334,207	$9,565	$919,581
Collectively evaluated for impairment	12,865,173	6,340,488	5,584,947	7,675,897	4,166,159	554,262	37,186,926

Total loans evaluated for impairment	$13,063,293	$6,651,156	$5,614,711	$7,713,154	$4,500,366	$563,827	$38,106,507

(1)	During the years ended December 31, 2011 and 2010, no loans with deteriorated credit quality were acquired.

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment for the years ended December 31, 2011 and 2010 (1), (2):

	December 31, 2011			Year Ended December 31, 2011
	Ending Balance	Unpaid Principal Balance(5)	Related Allowance	Average Balance	Interest Income Recognized
(dollar amounts in thousands)
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$—	$—	$—	$6,285	$169
Other commercial and industrial	—	—	—	5,040	162

Total commercial and industrial	$—	$—	$—	$11,325	$331
Commercial real estate:
Retail properties	$43,970	$45,192	$—	$26,717	$1,082
Multi family	6,292	6,435	—	13,757	701
Office	1,191	1,261	—	1,624	9
Industrial and warehouse	8,163	9,945	—	3,961	131
Other commercial real estate	22,396	38,401	—	25,077	796

Total commercial real estate	$82,012	$101,234	$—	$71,136	$2,719
Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	—	—	—	—	—
Secured by second-lien	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Other consumer	—	—	—	—	—
With an allowance recorded:
Commercial and industrial:(3)
Owner occupied	$53,613	$77,205	$7,377	$53,219	$1,633
Other commercial and industrial	100,111	117,469	23,236	100,635	2,952

Total commercial and industrial	$153,724	$194,674	$30,613	$153,854	$4,585
Commercial real estate:(4)
Retail properties	$129,396	$161,596	$30,363	$102,384	$2,897
Multi family	38,154	45,138	4,753	28,847	829
Office	23,568	42,287	2,832	26,589	228
Industrial and warehouse	29,435	47,373	3,136	42,862	740
Other commercial real estate	84,837	119,212	14,222	86,611	2,326

Total commercial real estate	$305,390	$415,606	$55,306	$287,293	$7,020
Automobile	$36,574	$36,574	$1,393	$32,476	$2,982
Home equity:
Secured by first-lien	35,842	35,842	626	26,956	1,201
Secured by second-lien	16,751	16,751	993	15,947	751
Residential mortgage(6)	335,768	361,161	16,091	335,549	12,894
Other consumer	6,220	6,220	530	7,699	478

	December 31, 2010			Year Ended December 31, 2010
	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
(dollar amounts in thousands)
With no related allowance recorded:
Commercial and Industrial:
Owner occupied	$13,750	$26,603	$—	$8,480	$—
Other commercial and industrial	11,127	22,688	—	14,027	67

Total commercial and industrial	$24,877	$49,291	$—	$22,507	$67
Commercial real estate:
Retail properties	$31,972	$67,487	$—	$42,960	$65
Multi family	5,058	5,675	—	3,510	87
Office	2,270	3,562	—	6,769	—
Industrial and warehouse	3,305	6,912	—	7,421	8
Other commercial real estate	26,807	58,996	—	38,046	236

Total commercial real estate	$69,412	$142,632	$—	$98,706	$396
Automobile loans and leases	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Secured by first-lien	—	—	—	—	—
Secured by second-lien	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Other consumer loans	—	—	—	—	—
With an allowance recorded:
Commercial and Industrial:
Owner occupied	$63,951	$85,279	$14,322	$51,568	$58
Other commercial and industrial	109,292	154,424	48,986	156,572	419

Total commercial and industrial	$173,243	$239,703	$63,308	$208,140	$477
Commercial real estate:
Retail properties	$74,732	$120,051	$14,846	$114,263	$755
Multi family	38,758	39,299	7,760	55,350	400
Office	26,595	31,261	9,466	30,312	4
Industrial and warehouse	34,588	44,168	10,453	59,038	333
Other commercial real estate	66,583	104,485	22,604	113,414	—

Total commercial real estate	$241,256	$339,264	$65,129	$372,377	$1,492
Automobile loans and leases	$29,764	$29,764	$1,477	$26,281	$2,303
Home equity loans and lines-of-credit:
Secured by first-lien	20,553	20,675	511	16,694	710
Secured by second-lien	16,704	17,060	987	17,114	634
Residential mortgage	334,207	347,571	11,780	293,256	12,181
Other consumer loans	9,565	9,565	668	9,163	794

(1)	These tables do not include loans fully charged-off.

(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.

(3)	At December 31, 2011, $35,854 thousand of the $153,724 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)	At December 31, 2011, $28,355 thousand of the $305,390 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.

(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)	At December 31, 2011, $22,564 thousand of the $335,768 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial loan modifications, including those classified as TDRs, are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

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

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the year ended December 31, 2011, was not significant.

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

Our strategy involving TDR borrowers includes working with these borrowers to allow them to refinance elsewhere as well as allow them time to improve their financial position and remain our customer through refinancing their notes according to market terms and conditions in the future. A refinancing or modification of a loan occurs when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if it is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing.

In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for a TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.

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

TDR concessions and classification may reduce the ALLL within certain classes, specifically the C&I and CRE portfolios. The reduction is derived from the type of concessions given to the borrowers and the resulting application of the transaction reserve calculation within the ALLL. Generally, Huntington’s concessions on TDR loans involve an increase in interest rate and extension of maturity. The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above. Upon the occurrence of a TDR, the transaction reserve is measured based on the estimation of the probable discounted future cash flows expected to be collected on the modified loan. The resulting TDR ALLL calculation often results in a minimal or zero ALLL amount because (1) it is probable all cash flows will be collected and, (2) due to the rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan.

However, TDR concessions and classification may increase the ALLL to certain loans, such as consumer loans. The concessions made to these loans often include interest rate reductions and therefore the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the net change in ALLL resulting from the modification for the year ended December 31, 2011:

	New Troubled Debt Restructurings During The
	Year Ended December 31, 2011
	Number of Contracts	Post-modification Outstanding Balance(1)	Net change in ALLL resulting from modification
(dollar amounts in thousands)
C&I — Owner occupied:
Interest rate reduction	40	$19,152	$(521)
Amortization or maturity date change	60	22,378	(1,812)
Other	7	3,373	232

Total C&I — Owner occupied	107	$44,903	$(2,101)
C&I — Other commercial and industrial:
Interest rate reduction	28	$22,519	$966
Amortization or maturity date change	73	27,822	(2,670)
Other	31	56,184	(6,699)

Total C&I — Other commercial and industrial	132	$106,525	$(8,403)
CRE — Retail properties:
Interest rate reduction	9	$47,473	$4,242
Amortization or maturity date change	20	31,521	40
Other	7	15,672	(1,996)

Total CRE — Retail properties	36	$94,666	$2,286
CRE — Multi family:
Interest rate reduction	13	$6,601	$(208)
Amortization or maturity date change	10	2,744	22
Other	3	869	120

Total CRE — Multi family	26	$10,214	$(66)
CRE — Office:
Interest rate reduction	5	$1,923	$212
Amortization or maturity date change	2	1,238	97
Other	3	—	(140)

Total CRE — Office	10	$3,161	$169
CRE — Industrial and warehouse:
Interest rate reduction	1	$2,165	$(299)
Amortization or maturity date change	7	19,448	(5,446)
Other	1	2,147	(145)

Total CRE — Industrial and Warehouse	9	$23,760	$(5,890)
CRE — Other commercial real estate:
Interest rate reduction	18	$18,620	$(1,180)
Amortization or maturity date change	64	106,532	(3,868)
Other	5	8,199	32

Total CRE — Other commercial real estate	87	$133,351	$(5,016)
Automobile:
Interest rate reduction	38	$554	$4
Amortization or maturity date change	2,010	17,221	(143)
Other	—	—	—

Total Automobile	2,048	$17,775	$(139)

	New Troubled Debt Restructurings During The
	Year Ended December 31, 2011
	Number of Contracts	Post-modification Outstanding Balance(1)	Net change in ALLL resulting from modification
(dollar amounts in thousands)
Residential mortgage:
Interest rate reduction	10	$12,637	$(567)
Amortization or maturity date change	655	91,979	1,988
Other	26	4,391	108

Total Residential mortgage	691	$109,007	$1,529
First-lien home equity:
Interest rate reduction	142	$17,275	$2,722
Amortization or maturity date change	89	10,636	616
Other	—	—	—

Total First-lien home equity	231	$27,911	$3,338
Second-lien home equity:
Interest rate reduction	127	$6,521	$430
Amortization or maturity date change	117	4,096	39
Other	—	—	—

Total Second-lien home equity	244	$10,617	$469
Other consumer:
Interest rate reduction	14	$1,104	$74
Amortization or maturity date change	63	445	(21)
Other	—	—	—

Total Other consumer	77	$1,549	$53

TOTAL	3,698	$583,439	$(13,771)

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

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

The following table presents TDRs modified within the previous twelve months that have subsequently redefaulted during the year ended December 31, 2011:

	Troubled Debt Restructurings Within The Previous Twelve Months That Have Subsequently Redefaulted During The Year ended December 31, 2011(1)
	Number of Contracts	Ending Balance
(dollar amounts in thousands)
C&I — Owner occupied:
Interest rate reduction	13	$6,173
Amortization or maturity date change	10	5,201
Other	2	2,352

Total C&I — Owner occupied	25	$13,726
C&I — Other commercial and industrial:
Interest rate reduction	1	$98
Amortization or maturity date change	12	10,140
Other	—	—

Total C&I — Other commercial and industrial	13	$10,238

	Troubled Debt Restructurings Within The Previous Twelve Months That Have Subsequently Redefaulted During The Year ended December 31, 2011(1)
	Number of Contracts	Ending Balance
(dollar amounts in thousands)
CRE — Retail Properties:
Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE — Retail properties	—	$—
CRE — Multi family:
Interest rate reduction	4	$1,102
Amortization or maturity date change	2	456
Other	—	—

Total CRE — Multi family	6	$1,558
CRE — Office:
Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE — Office	—	$—
CRE — Industrial and Warehouse:
Interest rate reduction	—	$—
Amortization or maturity date change	8	3,665
Other	—	—

Total CRE — Industrial and Warehouse	8	$3,665
CRE — Other commercial real estate:
Interest rate reduction	3	$648
Amortization or maturity date change	10	2,014
Other	—	—

Total CRE — Other commercial real estate	13	$2,662
Automobile:
Interest rate reduction	1	$—
Amortization or maturity date change	198	—
Other	—	—

Total Automobile	199	$—	(2)
Residential mortgage:
Interest rate reduction	2	$148
Amortization or maturity date change	57	6,900
Other	4	531

Total Residential mortgage	63	$7,579
First-lien home equity:
Interest rate reduction	2	$692
Amortization or maturity date change	7	436
Other	—	—

Total First-lien home equity	9	$1,128
Second-lien home equity:
Interest rate reduction	3	$272
Amortization or maturity date change	8	614
Other	—	—

Total Second-lien home equity	11	$886

	Troubled Debt Restructurings Within The Previous Twelve Months That Have Subsequently Redefaulted During The Year ended December 31, 2011(1)
	Number of Contracts	Ending Balance
(dollar amounts in thousands)
Other consumer:
Interest rate reduction	1	$—
Amortization or maturity date change	11	—
Other	—	—

Total Other consumer	12	$—	(3)
TOTAL	359	$41,442

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date.

(2)

Automobile loans are charged-off at time of subsequent redefault. During the year ended December 31, 2011, $1,477 thousand of total automobile loans were charged-off at the time of subsequent redefault.

(3)

Other consumer loans are charged-off at time of subsequent redefault. During the year ended December 31, 2011, $117 thousand of total other consumer loans were charged-off at the time of subsequent redefault.

Pledged Loans and Leases

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. At December 31, 2011, these borrowings and advances are secured by $18.8 billion of loans.

Franklin Relationship

Franklin is a specialty consumer finance company. On March 31, 2009, Huntington entered into a transaction with Franklin in which a Huntington wholly-owned REIT subsidiary (REIT) exchanged certain noncontrolling equity interests for a 100% interest in Franklin Asset Merger Sub, LLC (Merger Sub), a wholly-owned subsidiary of Franklin. The equity interests provided to Franklin by REIT were pledged by Franklin as collateral for Franklin commercial loans.

In 2011, Franklin’s equity interests in REIT were voluntarily surrendered in return for a reduction of a portion of defaulted commercial loans as a result of a default under the Legacy Credit Agreement. As of December 31, 2011, Franklin does not own any equity interests in REIT.

4.	AVAILABLE-FOR-SALE AND OTHER SECURITIES

Contractual maturities of available-for-sale and other securities as of December 31 were:

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollar amounts in thousands)
Under 1 year	$103,747	$104,074	$335,192	$337,715
1 — 5 years	2,608,656	2,614,845	3,540,183	3,510,490
6 — 10 years	870,324	887,725	1,128,657	1,139,727
Over 10 years	4,201,047	4,131,236	4,685,902	4,545,304
Nonmarketable equity securities	286,515	286,515	308,722	308,722
Marketable equity securities	53,665	53,619	53,944	53,286

Total available-for-sale and other securities	$8,123,954	$8,078,014	$10,052,600	$9,895,244

Other securities at December 31, 2011 and 2010 include $165.6 million of stock issued by the FHLB of Cincinnati, $0.0 million and $37.4 million, respectively, of stock issued by the FHLB of Indianapolis, and $120.9 million and $105.7 million, of Federal Reserve Bank stock, respectively. Other securities also include corporate debt and marketable equity securities. Nonmarketable equity securities are valued at amortized cost. At December 31, 2011 and 2010, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2011 and 2010.

		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Fair Value
(dollar amounts in thousands)
December 31, 2011
U.S. Treasury	$52,282	$922	$—	$53,204
Federal agencies:
Mortgage-backed securities	4,378,623	88,266	(1,997)	4,464,892
TLGP securities	—	—	—	—
Other agencies	724,726	10,821	(3)	735,544

Total U.S. government backed securities	5,155,631	100,009	(2,000)	5,253,640
Municipal securities	394,862	12,889	(25)	407,726
Private-label CMO	84,598	347	(12,581)	72,364
Asset-backed securities(1)	1,100,290	3,925	(137,127)	967,088
Covered bonds	510,937	860	(7,752)	504,045
Corporate debt	533,306	891	(5,314)	528,883
Other securities	344,330	219	(281)	344,268

Total available-for-sale and other securities	$8,123,954	$119,140	$(165,080)	$8,078,014

(1)	Amounts at December 31, 2011 include securities backed by automobile loans with a fair value of $145 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Fair Value
(dollar amounts in thousands)
December 31, 2010
U.S. Treasury	$52,425	$—	$(644)	$51,781
Federal agencies:
Mortgage-backed securities	4,733,831	71,901	(51,328)	4,754,404
TLGP securities	181,680	1,787	—	183,467
Other agencies	2,070,722	4,874	(17,220)	2,058,376

Total U.S. government backed securities	7,038,658	78,562	(69,192)	7,048,028
Municipal securities	456,044	6,154	(6,483)	455,715
Private-label CMO	134,509	1,236	(13,820)	121,925
Asset-backed securities(2)	1,341,407	6,563	(140,848)	1,207,122
Covered bonds	379,711	—	(12,502)	367,209
Corporate debt	329,988	24	(6,623)	323,389
Other securities	372,283	364	(791)	371,856

Total available-for-sale and other securities	$10,052,600	$92,903	$(250,259)	$9,895,244

(2)	Amounts at December 31, 2010 include securities backed by automobile loans with a fair value of $509 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at December 31, 2011 and 2010.

	Less than 12 Months		Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollar amounts in thousands)
December 31, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies:
Mortgage-backed securities	417,614	(1,997)	—	—	417,614	(1,997)
TLGP securities	—	—	—	—	—	—
Other agencies	3,070	(3)	—	—	3,070	(3)

Total U.S. Government backed securities backed securities	420,684	(2,000)	—	—	420,684	(2,000)
Municipal securities	6,667	(1)	7,311	(24)	13,978	(25)
Private label CMO	11,613	(48)	51,039	(12,533)	62,652	(12,581)
Asset-backed securities	252,671	(547)	113,663	(136,580)	366,334	(137,127)
Covered bonds	363,694	(7,214)	14,684	(538)	378,378	(7,752)
Corporate Debt	237,401	(3,652)	198,338	(1,662)	435,739	(5,314)
Other securities	1,984	(16)	—	(265)	1,984	(281)

Total temporarily impaired securities	$1,294,714	$(13,478)	$385,035	$(151,602)	$1,679,749	$(165,080)

	Less than 12 Months		Over 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollar amounts in thousands)
December 31, 2010
U.S. Treasury	$51,781	$(644)	$—	$—	$51,781	$(644)
Federal Agencies
Mortgage-backed securities	1,424,431	(51,328)	—	—	1,424,431	(51,328)
TLGP securities	—	—	—	—	—	—
Other agencies	1,217,074	(17,134)	4,771	(86)	1,221,845	(17,220)

Total U.S. Government backed securities	2,693,286	(69,106)	4,771	(86)	2,698,057	(69,192)
Municipal securities	201,370	(6,363)	3,700	(120)	205,070	(6,483)
Private label CMO	—	—	85,617	(13,820)	85,617	(13,820)
Asset-backed securities	214,983	(2,129)	146,866	(138,719)	361,849	(140,848)
Covered bonds	367,209	(12,502)	—	—	367,209	(12,502)
Corporate Debt	288,660	(6,623)	—	—	288,660	(6,623)
Other securities	—	—	41,218	(791)	41,218	(791)

Total temporarily impaired securities	$3,765,508	$(96,723)	$282,172	$(153,536)	$4,047,680	$(250,259)

At December 31, 2011, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.6 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2011.

The following table is a summary of securities gains and losses for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
(dollar amounts in thousands)
Gross gains on sales of securities	$18,641	$28,992	$59,762
Gross (losses) on sales of securities	(14,959)	(15,544)	(10,947)

Net gain (loss) on sales of securities	3,682	13,448	48,815
OTTI recorded — pre adoption(1)	—	—	(3,937)
OTTI recorded — post adoption(1)	(7,363)	(13,722)	(55,127)

Net OTTI recorded	(7,363)	(13,722)	(59,064)

Total securities gain (loss)	$(3,681)	$(274)	$(10,249)

(1)	Huntington adopted the current OTTI provisions of ASC Topic 320 on April 1, 2009.

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

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of December 31, 2011:

Credit Ratings of Selected Investment Securities(1)

	Amortized Cost		Average Credit Rating of Fair Value Amount
		Fair Value	AAA	AA +/-	A+/ -	BBB +/-	<BBB-
(dollar amounts in thousands)
Private-label CMO securities	$84,598	$72,364	$1,045	$—	$22,250	$6,858	$42,211
Alt-A mortgage-backed securities	57,684	47,889	—	23,353	8,035	—	16,501
Pooled-trust-preferred securities	200,585	73,809	—	—	22,650	—	51,159

Total at December 31, 2011	$342,867	$194,062	$1,045	$23,353	$52,935	$6,858	$109,871

Total at December 31, 2010	$435,835	$284,608	$41,238	$33,880	$29,691	$15,145	$164,654

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at December 31, 2011. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

December 31, 2011

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating(2)	# of Issuers Currently Performing/ Remaining(3)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination(4)
(dollar amounts in thousands)
Alesco II(1)	$41,646	$31,327	$9,300	$(22,027)	C	31/37	14%	17%	—%
Alesco IV(1)	21,065	8,243	362	(7,881)	C	32/42	16	24	—
ICONS	20,000	20,000	12,210	(7,790)	BB	25/26	3	13	55
I-Pre TSL II	32,957	32,868	22,650	(10,218)	A	25/26	3	11	75
MM Comm III	7,425	7,094	4,013	(3,081)	CC	5/10	7	14	33
Pre TSL IX	5,000	3,955	1,315	(2,640)	C	33/48	27	19	2
Pre TSL X(1)	17,860	9,914	3,388	(6,526)	C	33/53	42	35	—
Pre TSL XI(1)	25,554	22,667	6,169	(16,498)	C	42/63	29	18	—
Pre TSL XIII(1)	28,346	22,703	6,287	(16,416)	C	40/63	33	26	—
Reg Diversified(1)	25,500	6,908	265	(6,643)	D	23/44	46	23	—
Soloso(1)	12,500	3,906	770	(3,136)	C	44/66	23	17	—
Tropic III	31,000	31,000	7,080	(23,920)	CC	23/44	42	36	20

Total	$268,853	$200,585	$73,809	$(126,776)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.

(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.

(3)	Includes both banks and/or insurance companies.

(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 1% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 27% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 5.00% to LIBOR plus 17% as of 2011. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2031 to 2035).

For the periods ended December 31, 2011, 2010 and 2009, the following tables summarize by debt security type, total OTTI losses, OTTI losses included in OCI, and OTTI recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above.

	Year Ended December 31, 2011
	Alt-A Mortgage-backed	Pooled- trust-preferred	Private Label CMO	Total
(dollar amounts in thousands)
Total OTTI recoveries (losses) (unrealized and realized)	$(724)	$4,389	$1,163	$4,828
Unrealized OTTI (recoveries) losses recognized in OCI	363	(8,187)	(3,713)	(11,537)

Net impairment losses recognized in earnings	$(361)	$(3,798)	$(2,550)	$(6,709)

	Year Ended December 31, 2010
	Alt-A Mortgage-backed	Pooled- trust-preferred	Private Label CMO	Total
(dollar amounts in thousands)
Total OTTI recoveries (losses) (unrealized and realized)	$566	$1,254	$8,046	$9,866
Unrealized OTTI (recoveries) losses recognized in OCI	(2,198)	(6,176)	(15,195)	(23,569)

Net impairment losses recognized in earnings	$(1,632)	$(4,922)	$(7,149)	$(13,703)

	Year Ended December 31, 2009(1)
	Alt-A Mortgage-backed	Pooled- trust-preferred	Private Label CMO	Total
(dollar amounts in thousands)
Total OTTI (losses) recoveries (unrealized and realized)	$(16,906)	$(131,902)	$(30,727)	$(179,535)
Unrealized OTTI losses (recoveries) recognized in OCI	6,186	93,491	24,731	124,408

Net impairment losses recognized in earnings	$(10,720)	$(38,411)	$(5,996)	$(55,127)

(1)	Huntington adopted the updated OTTI provisions on April 1, 2009. Amounts represent activity from adoption date through December 31, 2009.

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the years ended December 31, 2011 and 2010 as follows:

	Year Ended December 31,
	2011	2010
(dollar amounts in thousands)
Balance, beginning of year	$100,838	$124,408
Reductions from sales of securities with credit impairment	(1,053)	(12,907)
Noncredit impairment on securities not previously considered credit impaired	—	30,215
Change due to improvement in expected cash flows	(20,379)	(49,802)
Additional noncredit impairment on securities with previous credit impairment	9,895	8,924

Balance, end of year	$89,301	$100,838

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2011 and 2010 as follows.

	Year Ended December 31,
	2011	2010
(dollar amounts in thousands)
Balance, beginning of year	$54,536	$53,801
Reductions from sales	(4,481)	(12,968)
Credit losses not previously recognized	42	2,381
Additional credit losses	6,667	11,322

Balance, end of year	$56,764	$54,536

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and, additionally, increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at December 31, 2011.

As of December 31, 2011, Management has evaluated all other investment securities with unrealized losses and all nonmarketable securities for impairment and concluded no additional OTTI is required.

5.	HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Huntington transferred $469.1 million of federal agencies, mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio during 2011. At the time of the transfer, $0.5 million of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

During 2011, Huntington purchased additional federal agencies, mortgage-backed securities, which were classified directly into the held-to-maturity portfolio.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at December 31, 2011. There were no securities classified as held-to-maturity at December 31, 2010.

	December 31, 2011
	Amortized Cost	Fair Value
(dollar amounts in thousands)
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—
1-5 years	—	—
6-10 years	—	—
Over 10 years	640,551	660,186

Total Federal agencies: mortgage-backed securities	640,551	660,186

Total U.S. Government backed agencies	640,551	660,186

Total held-to-maturity securities	$640,551	$660,186

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2011:

		Unrealized
	Amortized Cost	Gross Gains	Gross Losses	Fair Value
(dollar amounts in thousands)
December 31, 2011
Federal Agencies:
Mortgage-backed securities	$640,551	$19,652	$(17)	$660,186

Total U.S. Government backed securities	640,551	19,652	(17)	660,186

Total held-to-maturity securities	$640,551	$19,652	$(17)	$660,186

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2011, Management has evaluated all held-to-maturity securities and concluded no impairment existed in the portfolio.

6.	LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
(dollar amounts in thousands)
Residential mortgage loans sold with servicing retained	$3,078,475	$3,943,830	$4,307,526
Pretax gains resulting from above loan sales(1)	77,591	106,495	87,192

(1)	Recorded in noninterest income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. At the time of initial capitalization, MSRs are grouped into one of two categories. MSR assets are recorded using the fair value method or the amortization method. The election of fair value or amortization is made at the time each servicing asset is established and is based upon Management’s forward assumptions regarding interest rates. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Consolidated Statements of Income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2011 and 2010:

Fair Value Method	2011	2010
(dollar amounts in thousands)
Fair value, beginning of year	$125,679	$176,427
Change in fair value during the period due to:
Time decay(1)	(4,966)	(5,359)
Payoffs(2)	(19,464)	(32,668)
Changes in valuation inputs or assumptions(3)	(36,248)	(12,721)

Fair value, end of year	$65,001	$125,679

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method	2011	2010
(dollar amounts in thousands)
Carrying value, beginning of year	$70,516	$38,165
New servicing assets created	32,505	41,489
Impairment charge	(17,649)	—
Amortization and other	(12,938)	(9,138)

Carrying value, end of year	$72,434	$70,516

Fair value, end of year	$72,586	$87,461

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

A summary of key assumptions and the sensitivity of the MSR value at December 31, 2011 to changes in these assumptions follows:

		Decline in fair value due to
	Actual	10% adverse change	20% adverse change
(dollar amounts in thousands)
Constant prepayment rate	20.11%	$(4,720)	$(9,321)
Spread over forward interest rate swap rates	650 bps	(1,511)	(3,023)

MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington hedges the value of certain MSRs against changes in value attributable to changes in interest rates using a combination of derivative instruments and trading account securities.

Total servicing fees included in mortgage banking income amounted to $49.1 million, $48.1 million, and $48.5 million in 2011, 2010, and 2009, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.9 billion, $15.9 billion, and $16.0 billion at December 31, 2011, 2010, and 2009, respectively.

Automobile Loans and Leases

In 2011, Huntington transferred automobile loans totaling $1.0 billion to a trust in a securitization transaction and received $1.0 billion of net proceeds. The securitization qualified for sale accounting. As a result of this transaction, Huntington recognized a $15.5 million gain which is reflected in noninterest income on the Consolidated Statements of Income and recorded a $16.0 million servicing asset which is reflected in accrued income and other assets on the Consolidated Balance Sheets.

In anticipation of completing another securitization in the first half of 2012, $1.3 billion of automobile loans were transferred from the automobile loan portfolio to loans held for sale during the 2011 fourth quarter. At December 31, 2011, and through the date of this filing, the Company has not yet identified the specific loans that would be securitized or finalized terms of the securitization.

Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale using the following assumptions: actual servicing income of 0.55% — 1.00%, adequate compensation for servicing of 0.45% — 0.70%, other ancillary fees of approximately 0.35% — 0.50%, a discount rate of approximately 10.00% and an estimated return on payments prior to remittance to investors. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2011 and 2010, and the fair value at the end of each period were as follows:

	2011	2010
(dollar amounts in thousands)
Carrying value, beginning of year	$97	$12,912
New servicing assets created	16,039	—
Amortization and other	(2,759)	(12,815	)(1)

Carrying value, end of year	$13,377	$97

Fair value, end of year	$13,428	$278

(1)

Included a $12.4 million reduction related to the consolidation of an automobile securitization trust upon the adoption of amended accounting guidance on January 1, 2010. See Consolidated VIEs (2009 Automobile Trust) in Note 21.

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.0 million, $2.5 million and $6.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.9 billion, $0.1 billion, and $1.1 billion at December 31, 2011, 2010 and 2009, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

In late 2010, Huntington reorganized its internal reporting structure. Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. The primary changes to the business segments were: (1) the AFDS and Commercial Real Estate segments were combined into one segment, (2) the Home Lending area moved from the Retail and Business Banking segment to the PFG segment, (3) the PFG segment was renamed Wealth Advisors, Government Finance, and Home Lending, (WGH), (4) certain capital market businesses moved from the former PFG operating segment to the Commercial Banking operating segment, and (5) the insurance business area moved from WGH to Treasury / Other. Goodwill was assigned to the new reporting units affected using a relative fair value allocation.

No segments were changed and no reallocation of goodwill occurred in 2011.

A rollforward of goodwill by business segment for the years ended December 31, 2011 and 2010, including the reallocation noted above, was as follows:

	Retail & Business Banking	Regional & Commercial Banking	AFCRE	WGH	Treasury/ Other	Huntington Consolidated
(dollar amounts in thousands)
Balance, January 1, 2010	$310,138	$5,008	$—	$124,283	$4,839	$444,268
Reallocation of goodwill	(23,314)	11,161	—	(25,332)	37,485	—

Balance, December 31, 2010	286,824	16,169	—	98,951	42,324	444,268
Adjustments / Reallocation of goodwill	—	—	—	—	—	—

Balance, December 31, 2011	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded in 2011.

At December 31, 2011 and 2010, Huntington’s other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
(dollar amounts in thousands)
December 31, 2011
Core deposit intangible	$376,846	$(263,410)	$113,436
Customer relationship	104,574	(43,052)	61,522
Other	25,164	(24,820)	344

Total other intangible assets	$506,584	$(331,282)	$175,302

December 31, 2010
Core deposit intangible	$376,846	$(219,311)	$157,535
Customer relationship	104,574	(34,751)	69,823
Other	25,164	(23,902)	1,262

Total other intangible assets	$506,584	$(277,964)	$228,620

The estimated amortization expense of other intangible assets for the next five years is as follows:

Amortization Expense
(dollar amounts in thousands)
2012	$46,075
2013	40,511
2014	35,858
2015	19,758
2016	6,606

8.	PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following in December 31, 2011 and 2010:

	At December 31,
	2011	2010
(dollar amounts in thousands)
Land and land improvements	$123,312	$120,069
Buildings	375,603	367,003
Leasehold improvements	218,957	204,830
Equipment	635,175	613,301

Total premises and equipment	1,353,047	1,305,203
Less accumulated depreciation and amortization	(788,618)	(813,601)

Net premises and equipment	$564,429	$491,602

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2011, 2010, and 2009 were:

	2011	2010	2009
(dollar amounts in thousands)
Total depreciation and amortization of premises and equipment	$70,413	$64,934	$66,089
Rental income credited to occupancy expense	10,878	10,108	11,755

9.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2011 and 2010 were comprised of the following:

	At December 31,
	2011	2010
(dollar amounts in thousands)
Federal funds purchased and securities sold under agreements to repurchase	$1,434,310	$1,965,677
Other borrowings	6,782	75,055

Total short-term borrowings	$1,441,092	$2,040,732

Other borrowings consist of borrowings from the Treasury and other notes payable.

For each of the three years ended December 31, 2011, 2010, and 2009, the average balance for the year, weighted average interest rate for the year and at year-end and maximum balance for the year by category of short-term borrowings was as follows:

	2011	2010	2009
(dollar amounts in thousands)
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.17%	0.19%	0.21%
Other short-term borrowings	2.74	0.53	1.17
Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$2,430,992	$2,084,431	$1,094,736
Other short-term borrowings	86,262	107,716	54,208
Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$2,009,039	$1,375,154	$902,780
Other short-term borrowings	46,245	70,220	30,034
Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.16%	0.19%	0.21%
Other short-term borrowings	0.59	0.43	1.47

10.	FEDERAL HOME LOAN BANK ADVANCES

Huntington’s long-term advances from the Federal Home Loan Bank had weighted average interest rates of 0.19% and 0.56% at December 31, 2011 and 2010, respectively. These advances, which predominantly had variable interest rates, were collateralized by qualifying real estate loans. As of December 31, 2011 and 2010, Huntington’s maximum borrowing capacity was $3.5 billion and $2.3 billion, respectively. The advances outstanding at December 31, 2011 of $363.0 million mature as follows: $350.0 million in 2012; $5.2 million in 2013; $0.0 million in 2014; $0.0 million in 2015; and $0.0 million in 2016 and, $7.8 million thereafter.

11.	OTHER LONG-TERM DEBT

Huntington’s other long-term debt consisted of the following:

	At December 31,
	2011	2010
(dollar amounts in thousands)
1.28% The Huntington National Bank medium-term notes due through 2018(1)	$641,443	$638,950
0.93% Securitization trust notes payable due through 2018(2)	333,644	877,270
5.54% Securitization trust note payable due 2014(3)	123,039	356,089
5.64% Securitization trust note payable due 2013(4)	18,230	151,937
2.60% Class B preferred securities of subsidiary, no maturity(5)	65,000	65,000
7.88% Class C preferred securities of subsidiary, no maturity	50,000	50,000
Other	161	4,846

Total other long-term debt	$1,231,517	$2,144,092

(1)	Bank notes had fixed rates and variable rates with a weighted-average interest rate of 1.28% at December 31, 2011.

(2)	Variable effective rate at December 31, 2011, based on one month LIBOR + 0.67 or 0.93%.

(3)	Combination of fixed rates with a weighted average rate at December 31, 2011 of 5.54%.

(4)	Combination of fixed and variable rates with a weighted average interest rate of 5.64% at December 31, 2011.

(5)	Variable effective rate at December 31, 2011, based on one month LIBOR + 2.35 or 2.60%.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 for more information regarding such financial instruments.

In 2010, approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million were transferred to Tower Hill Securities, Inc., an unconsolidated entity, in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer did not meet the sale requirement of ASC 860 and therefore has been reflected as a secured financing on the Consolidated Balance Sheet of Huntington.

Other long-term debt maturities for the next five years and thereafter are as follows:

Other long-term debt maturities
(dollar amounts in thousands)
2012	$600,161
2013	30,869
2014	108,377
2015	—
2016	—
and thereafter	483,644

These maturities are based upon the par values of the long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2011, Huntington was in compliance with all such covenants.

12.	SUBORDINATED NOTES

At December 31, Huntington’s subordinated notes consisted of the following:

	At December 31,
	2011	2010
(dollar amounts in thousands)
Parent company:
6.21% subordinated notes due 2013	$49,482	$49,095
7.00% subordinated notes due 2020	344,347	308,289
1.13% junior subordinated debentures due 2027(1)	111,816	138,816
1.17% junior subordinated debentures due 2028(2)	54,593	60,093
8.54% junior subordinated debentures due 2029	23,192	23,248
8.56% junior subordinated debentures due 2030	64,194	64,474
3.34% junior subordinated debentures due 2033(3)	30,929	30,929
3.65% junior subordinated debentures due 2033(4)	6,186	6,186
1.77% junior subordinated debentures due 2036(5)	72,165	77,481
1.77% junior subordinated debentures due 2036(5)	77,320	77,482
6.69% junior subordinated debentures due 2067(6)	114,101	114,072
The Huntington National Bank:
6.21% subordinated notes due 2012	64,959	64,909
5.00% subordinated notes due 2014	134,225	136,639
5.59% subordinated notes due 2016	111,953	112,420
6.67% subordinated notes due 2018	151,444	147,071
5.45% subordinated notes due 2019	92,462	86,012

Total subordinated notes	$1,503,368	$1,497,216

(1)	Variable effective rate at December 31, 2011, based on three month LIBOR + 0.70.

(2)	Variable effective rate at December 31, 2011, based on three month LIBOR + 0.625.

(3)	Variable effective rate at December 31, 2011, based on three month LIBOR + 2.95.

(4)	Variable effective rate at December 31, 2011, based on three month LIBOR + 3.25.

(5)	Variable effective rate at December 31, 2011, based on three month LIBOR + 1.40.

(6)	The junior subordinated debentures due 2067 are subordinate to all other junior subordinated debentures.

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

During 2011, Huntington retired $36.1 million of junior subordinated debentures, including $32.5 million of junior subordinated debentures related to the Preferred Stock Exchange Offer, which resulted in net pre-tax gains of $9.7 million. Huntington anticipates exchanging an additional $3.0 million of trust preferred securities and retiring the related subordinated debt obligation in the first quarter of 2012. In 2009, Huntington repurchased and retired $702.4 million of junior subordinated debentures, bank subordinated notes, and medium-term notes resulting in net pre-tax gains of $147.4 million. These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense, in the Consolidated Financial Statements.

13.	OTHER COMPREHENSIVE INCOME

The components of Huntington’s OCI in the three years ended December 31, were as follows:

	2011
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$11,537	$(4,038)	$7,499
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	95,586	(33,455)	62,131
Less: Reclassification adjustment for net losses (gains) included in net income	3,681	(1,288)	2,393

Net change in unrealized holding gains (losses) on available-for-sale debt securities	110,804	(38,781)	72,023

Net change in unrealized holding gains (losses) on available-for-sale equity securities	612	(215)	397
Net unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	7,982	(2,794)	5,188
Change in pension and post-retirement benefit plan assets and liabilities	(82,885)	29,010	(53,875)

Total other comprehensive (loss) income	$36,513	$(12,780)	$23,733

	2010
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Cumulative effect of change in accounting principle for consolidation of variable interest entities	$(6,365)	$2,116	$(4,249)
Noncredit-related impairment (losses) recoveries on debt securities not expected to be sold	23,569	(8,249)	15,320
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(14,498)	5,019	(9,479)
Less: Reclassification adjustment for net losses (gains) included in net income	274	(96)	178

Net change in unrealized holding gains (losses) on available-for-sale debt securities	9,345	(3,326)	6,019

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(162)	57	(105)
Net unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(35,623)	12,468	(23,155)
Change in pension and post-retirement benefit plan assets and liabilities	(29,263)	10,242	(19,021)

Total other comprehensive income (loss)	$(62,068)	$21,557	$(40,511)

	2009
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Cumulative effect of change in accounting principle for OTTI debt securities	$(5,448)	$1,907	$(3,541)
Noncredit-related impairment losses on debt securities not expected to be sold	(124,408)	43,543	(80,865)
Unrealized holding (losses) gains on available-for-sale debt securities arising during the period	280,789	(98,678)	182,111
Less: Reclassification adjustment for net losses (gains) included in net income	10,249	(3,587)	6,662

Net change in unrealized holding (losses) gains on available-for-sale debt securities	166,630	(58,722)	107,908

Net change in unrealized holding (losses) gains on available-for-sale equity securities	10	(3)	7
Net unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	21,888	(7,661)	14,227
Change in pension and post-retirement benefit plan assets and liabilities	78,626	(27,519)	51,107

Total other comprehensive (loss) income	$261,706	$(91,998)	$169,708

Activity in OCI for the three years ended December 31, were as follows:

	Unrealized gains and (losses) on debt securities(1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post-retirement obligations	Total
(dollar amounts in thousands)
Balance, January 1, 2009	$(207,427)	$(329)	$44,638	$(163,575)	$(326,693)
Cumulative effect of change in accounting principle for OTTI debt securities, net of tax	(3,541)	—	—	—	(3,541)
Period change	107,908	7	14,227	51,107	173,249

Balance, December 31, 2009	(103,060)	(322)	58,865	(112,468)	(156,985)

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax	(4,249)	—	—	—	(4,249)
Period change	6,019	(105)	(23,155)	(19,021)	(36,262)

Balance, December 31, 2010	(101,290)	(427)	35,710	(131,489)	(197,496)

Period change	72,023	397	5,188	(53,875)	23,733

Balance, December 31, 2011	$(29,267)	$(30)	$40,898	$(185,364)	$(173,763)

(1)	Amount at December 31, 2011 includes $0.4 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

14.	SHAREHOLDERS’ EQUITY

Issued Preferred Stock in exchange for issued and outstanding Trust Preferred Securities

As a result of bank capital standards arising from the Dodd-Frank Act, beginning in 2013 trust preferred securities will eventually cease to be considered Tier 1 Capital. The Exchange Offer described below is intended to improve our Tier 1 Capital in anticipation of these regulations by replacing a portion of our trust preferred securities with preferred stock, which we believe will qualify as additional Tier 1 Capital.

During the 2011 fourth quarter, Huntington issued $35.5 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $1,000 per share (the Series B Preferred Stock) and, in certain cases, an additional amount of cash consideration, in exchange for $35.5 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities.

Upon receipt of the aforementioned trust preferred securities, Huntington exchanged $32.5 million of the trust preferred securities with the applicable Trust for a like amount of debentures issued by the Company. The debentures were surrendered to the applicable trustee for cancellation. Huntington anticipates exchanging the remaining $3.0 million of trust preferred securities and retiring the related subordinated debt obligation in the first quarter of 2012.

As part of the Exchange Offer, Huntington issued Depositary Shares. Each Depositary Share represents a 1/40th ownership interest in a share of the Series B Preferred Stock. Each holder of a Depositary Share will be entitled, in proportion to the applicable fraction of a share of Series B Preferred Stock and all the related rights and preferences. Huntington will pay dividends on the Series B Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 2.70%. The preferred stock was recorded at the par amount of $35.5 million, with the difference between par amount of the shares and their fair value of $23.8 million recorded as a discount.

As a result of the exchange, Huntington recognized pre-tax gains of $9.7 million. These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense in the Consolidated Financial Statements.

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

Huntington did not repurchase any shares for the years ended December 31, 2011 and 2010.

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

	Year ended December 31,
	2011	2010	2009
(dollar amounts in thousands, except per share amounts)
Basic earnings (loss) per common share:
Net income (loss)	$542,613	$312,347	$(3,094,179)
Preferred stock dividends, deemed dividends and accretion of discount	(30,813)	(172,032)	(174,756)

Net income (loss) available to common shareholders	$511,800	$140,315	$(3,268,935)
Average common shares issued and outstanding	863,691	726,934	532,802
Basic earnings (loss) per common share	$0.59	$0.19	$(6.14)
Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$511,800	$140,315	$(3,268,935)
Effect of assumed preferred stock conversion	—	—	—

Net income (loss) applicable to diluted earnings per share	$511,800	$140,315	$(3,268,935)
Average common shares issued and outstanding	863,691	726,934	532,802
Dilutive potential common shares:
Stock options and restricted stock units and awards	2,916	1,722	—
Shares held in deferred compensation plans	1,017	876	—
Conversion of preferred stock	—	—	—

Dilutive potential common shares:	3,933	2,598	—

Total diluted average common shares issued and outstanding	867,624	729,532	532,802
Diluted earnings (loss) per common share	$0.59	$0.19	$(6.14)

Due to the loss attributable to common shareholders for the year ended December 31, 2009, no potentially dilutive shares are included in loss per share calculation as including such shares in the calculation would reduce the reported loss per share. Approximately 23.6 million, 18.5 million, and 23.7 million options to purchase shares of common stock outstanding at the end of 2011, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $12.52 per share, $18.05 per share, and $19.71 per share at the end of each respective period.

16.	SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over three years or when other conditions are met. Stock options, which represented a significant portion of our grant values, have no intrinsic value until the stock price increases. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.

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

The following table illustrates the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Assumptions
Risk-free interest rate	1.95%	2.30%	2.70%
Expected dividend yield	2.63	0.68	0.96
Expected volatility of Huntington’s common stock	30.0	38.5	51.8
Expected option term (years)	6.0	6.0	6.0
Weighted-average grant date fair value per share	$1.40	$2.20	$1.95

The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
(dollar amounts in thousands)
Share-based compensation expense	$19,666	$15,453	$8,492
Tax benefit	6,708	5,408	2,972

During 2009, Huntington updated its forfeiture rate assumption, as a result of increased employee turnover, and adjusted share-based compensation expense to account for the higher forfeiture rate.

Huntington’s stock option activity and related information for the year ended December 31, 2011, was as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
(amounts in thousands, except years and per share amounts)
Outstanding at January 1, 2011	21,862	$15.96
Granted	10,918	6.00
Exercised	(124)	4.03
Forfeited/expired	(5,451)	18.70

Outstanding at December 31, 2011	27,205	$11.47	4.2	$3,542

Vested and expected to vest at December 31, 2011 (1)	26,075	$11.71	4.1	$3,469

Exercisable at December 31, 2011	13,649	$17.03	2.1	$1,968

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2011 and 2010, cash received for the exercises of stock options was $0.5 million and $0.2 million. The tax benefit realized for the tax deductions from option exercises totaled $0.1 million in 2011 and less than $0.1 million in 2010. There were no exercises of stock options for the year ended December 31, 2009.

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

The following table summarizes the status of Huntington’s restricted stock units and awards as of December 31, 2011, and activity for the year ended December 31, 2011:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Awards(1)	Weighted- Average Grant Date Fair Value Per Share
(amounts in thousands, except per share amounts)
Nonvested at January 1, 2011	5,511	$5.78	466	$5.24
Granted	3,886	6.24	—	—
Vested	(1,467)	5.26	(453)	5.31
Forfeited	(339)	6.29	(13)	3.11

Nonvested at December 31, 2011	7,591	$6.09	—	$—

(1)	Includes restricted stock awards granted under the Amended and Restated 2007 Stock and Long-Term Incentive Plan to certain executives as a portion of their annual base salary. These awards are 100% vested as of the grant date and are not subject to any requirement of future service. However, the shares are subject to restrictions regarding sale, transfer, pledge, or disposition until certain conditions are met. All awards vested in the 2011 second quarter.

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2011, 2010 and 2009, were $6.24, $6.15, and $3.68, respectively. The total fair value of awards vested during the years ended December 31, 2011, 2010, and 2009, was $11.2 million, $3.0 million, and $1.8 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to nonvested awards was $28.2 million with a weighted-average expense recognition period of 1.9 years.

The following table presents additional information regarding options outstanding as of December 31, 2011:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
(amounts in thousands, except years and per share amounts)
$1.28 to $5.39	3,312	4.8	$4.42	1,539	$4.21
$5.40 to $6.02	10,489	6.5	6.01	78	5.66
$6.03 to $20.00	6,299	2.8	12.34	4,927	14.01
$20.01 to $24.65	7,105	1.6	22.03	7,105	22.03

Total	27,205	4.2	$11.47	13,649	$17.03

Of the remaining 37.8 million shares of common stock authorized for issuance at December 31, 2011, 34.8 million were outstanding and 3.0 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized shares. At December 31, 2011, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2012.

17.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2007. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006 and 2007 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. During 2011, Management entered into discussions with the Appeals Division of the IRS. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the 2011 third quarter, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2005 and forward.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2011, Huntington had gross unrecognized tax benefits of $11.9 million in income tax liability related to tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

	2011	2010	2009
(dollar amounts in thousands)
Unrecognized tax benefits at beginning of year	$49,506	$17,214	$—
Gross increases for tax positions taken during current year	—	—	6,464
Gross increases for tax positions taken during prior years	—	32,292	10,750
Gross decreases for tax positions taken during prior years	(37,610)	—	—

Unrecognized tax benefits at end of year	$11,896	$49,506	$17,214

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized $0.1 million of interest for the year ended December 31, 2011 compared to $2.2 million of interest for the year ended December 31, 2010. Total interest accrued at December 31, 2011 amounted to $2.3 million. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Current tax provision (benefit)
Federal	$10,468	$40,675	$(326,659)
State	(5,040)	29,539	9,860

Total current tax provision (benefit)	5,428	70,214	(316,799)

Deferred tax provision (benefit)
Federal	158,709	(30,243)	(267,872)
State	484	(7)	667

Total deferred tax provision (benefit)	159,193	(30,250)	(267,205)

Provision (benefit) for income taxes	$164,621	$39,964	$(584,004)

Tax benefits associated with securities transactions included in the above amounts were $1.3 million in 2011, $0.1 million in 2010, and $3.6 million in 2009.

The following is a reconcilement of provision (benefit) for income taxes:

	Year Ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Provision (benefit) for income taxes computed at the statutory rate	$247,532	$123,310	$(1,287,364)
Increases (decreases):
Tax-exempt interest income	(9,695)	(6,680)	(5,561)
Tax-exempt bank owned life insurance income	(21,169)	(20,595)	(19,205)
Dividends	(17,744)	—	—
Asset securitization activities	—	46,160	(3,179)
Federal tax loss carryforward /carryback	—	—	(12,847)
General business credits	(31,269)	(23,360)	(17,602)
Reversals of valuation allowance	—	(899)	—
Capital loss	(7,000)	(62,681)	—
Loan acquisitions	—	(43,650)	(159,895)
Goodwill impairment	—	—	908,263
State income taxes, net	(2,962)	19,196	6,842
Other, net	6,928	9,163	6,544

Provision (benefit) for income taxes	$164,621	$39,964	$(584,004)

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
	2011	2010
(dollar amounts in thousands)
Deferred tax assets:
Allowances for credit losses	$348,269	$457,692
Loss and other carryforwards	217,877	262,504
Fair value adjustments	92,569	106,855
Accrued expense/prepaid	32,736	39,685
Purchase accounting adjustments	10,556	11,773
Pension and other employee benefits	—	5,671
Other	15,661	20,309

Total deferred tax assets	717,668	904,489

Deferred tax liabilities:
Lease financing	65,029	87,735
Purchase accounting adjustments	51,754	65,787
Loan origination costs	51,124	43,182
Mortgage servicing rights	45,948	43,541
Securities adjustments	40,273	66,090
Operating assets	33,511	15,161
Pension and other employee benefits	19,290	—
Partnership investments	6,761	8,429
Other	15,558	4,441

Total deferred tax liabilities	329,248	334,366

Net deferred tax asset before valuation allowance	388,420	570,123
Valuation allowance	(23,594)	(31,817)

Net deferred tax asset	$364,826	$538,306

At December 31, 2011, Huntington’s deferred tax asset related to loss and other carryforwards was $217.9 million. This was comprised of net operating loss carryforward of $111.0 million, which will begin expiring in 2023, an alternative minimum tax credit carryforward of $37.2 million, which may be carried forward indefinitely, a general business credit carryover of $46.1 million which will expire in 2029, and a capital loss carryforward of $23.6 million, which will expire in 2015. A valuation allowance of $23.6 million has been established for the capital loss carryforward because Management believes that it is more likely than not that the realization of this asset will not occur. The valuation allowance on this asset decreased $8.2 million from 2010. In Management’s opinion, the results of future operations will generate sufficient taxable income to realize the net operating loss, alternative minimum tax credit carryforward, and general business credit carryforward. Consequently, Huntington determined that a valuation allowance for these deferred tax assets was not required as of December 31, 2011.

18.	BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. There was no minimum required contribution to the Plan in 2011, although Huntington contributed $50.0 million to the Plan in March 2011 and $40.0 million to the Plan in December 2011.

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

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2011 and 2010, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.57%	5.35%	4.34%	5.00%
Rate of compensation increase	4.50	4.50	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.35	5.88	5.00	5.54
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A

N/A	— Not Applicable

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

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
	2011	2010	2011	2010
(dollar amounts in thousands)
Projected benefit obligation at beginning of measurement year	$577,770	$504,859	$34,241	$33,173
Changes due to:
Service cost	21,650	20,205	—	—
Interest cost	30,073	28,869	1,618	1,731
Benefits paid	(12,285)	(11,367)	(4,895)	(5,103)
Settlements	(10,408)	(20,582)	—	—
Effect of plan combinations	—	896	—	—
Medicare subsidies	—	—	670	753
Actuarial assumptions and gains and losses	49,539	54,890	1,217	3,687

Total changes	78,569	72,911	(1,390)	1,068

Projected benefit obligation at end of measurement year	$656,339	$577,770	$32,851	$34,241

Benefits paid are net of retiree contributions collected by Huntington. The actual contributions received in 2011 by Huntington for the retiree medical program were $2.9 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2011 and 2010 measurement dates with the amounts recognized in the Consolidated Balance Sheets:

	Pension Benefits
	2011	2010
(dollar amounts in thousands)
Fair value of plan assets at beginning of measurement year	$478,479	$454,114
Changes due to:
Actual return on plan assets	(6,593)	55,583
Employer contributions	90,000	79
Settlements	(10,631)	(20,911)
Plan combinations	—	981
Benefits paid	(12,285)	(11,367)

Total changes	60,491	24,365

Fair value of plan assets at end of measurement year	$538,970	$478,479

Huntington’s accumulated benefit obligation under the Plan was $651.3 million and $575.9 million at December 31, 2011 and 2010. As of December 31, 2011, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $112.4 million.

The following table shows the components of net periodic benefit cost recognized in the three years ended December 31, 2011:

	Pension Benefits			Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009
(dollar amounts in thousands)
Service cost	$21,650	$20,205	$23,692	$—	$—	$1,550
Interest cost	30,073	28,869	28,036	1,618	1,731	3,274
Expected return on plan assets	(43,290)	(42,113)	(41,960)	—	—	—
Amortization of transition asset	(5)	5	6	—	—	920
Amortization of prior service cost	(5,767)	(5,766)	(553)	(1,354)	(1,353)	91
Amortization of loss	23,494	14,989	8,689	(423)	(699)	(888)
Curtailments	—	—	—	—	—	(527)
Settlements	5,483	9,694	6,213	—	—	—

Benefit cost	$31,638	$25,883	$24,123	$(159)	$(321)	$4,420

Included in benefit costs are $0.8 million, $1.0 million, and $0.7 million of plan expenses that were recognized in the three years ended December 31, 2011, 2010, and 2009. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2012, Management expects net periodic pension cost, excluding any expense of settlements, to approximate $38.7 million for 2012. The postretirement medical and life subsidy was eliminated for anyone that retires on or after March 1, 2010. As such, there will be no incremental net periodic post-retirement benefits costs associated with this plan in 2011 and 2012.

The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is less than $1.0 million, $6.9 million, and $26.8 million, respectively.

At December 31, 2011 and 2010, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
	2011		2010
(dollar amounts in thousands)
Cash	$25	—%	$—	—%
Cash equivalents:
Huntington funds — money market(1)	39,943	7	25	—
Fixed income:
Huntington funds — fixed income funds	174,615	32	133,330	28
Equities:
Huntington funds	283,963	53	318,155	66
Huntington common stock	40,424	8	26,969	6

Fair value of plan assets	$538,970	100%	$478,479	100%

(1)	A $40 million contribution was made to the Plan on December 28, 2011, and had not yet been invested as of December 31, 2011.

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2011 are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time horizon, while meeting the Plan obligations. At December 31, 2011, Plan assets were invested 61% in equity investments and 32% in bonds, with an average duration of 3.3 years on fixed income investments. The estimated life of benefit obligations was 13 years. Management believes that this mix is appropriate for the current economic environment. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 70% in equity investments and 30% in bond investments.

The following table shows the number of shares and dividends received on shares of Huntington stock held by the Plan:

	December 31,
	2011	2010
(dollar amounts in millions, except share amounts)
Shares in Huntington common stock(1)	7,309,986	3,919,986
Dividends received on shares of Huntington stock	$0.4	$0.2

(1)	The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

At December 31, 2011, the following table shows when benefit payments, which include expected future service, as appropriate, were expected to be paid:

	Pension Benefits	Post- Retirement Benefits
(dollar amounts in thousands)
2012	$34,124	$4,297
2013	36,006	4,110
2014	36,874	3,923
2015	38,573	3,759
2016	40,533	3,588
2017 through 2021	225,480	15,694

Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2012 plan year. Anticipated contributions for 2012 to the post-retirement benefit plan are $3.5 million.

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

The 2012 and 2011 healthcare cost trend rate was projected to be 8.0% for pre-65 aged participants and 8.5% for post-65 aged participants. These rates are assumed to decrease gradually until they reach 4.5% for both pre-65 aged participants and post-65 aged participants in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2011 and 2010, Huntington has an accrued pension liability of $26.9 million and $23.1 million, respectively, associated with these plans. Pension expense for the plans was $1.8 million, $1.8 million, and $2.9 million in 2011, 2010, and 2009, respectively.

The following table presents the amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010 for all of Huntington defined benefit plans:

	2011	2010
(dollar amounts in thousands)
Accrued expenses and other liabilities	$177,092	$156,551

The following tables present the amounts recognized in OCI as of December 31, 2011, 2010, and 2009, and the changes in accumulated OCI for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
(dollar amounts in thousands)
Net actuarial loss	$(215,628)	$(166,183)	$(151,564)
Prior service cost	30,261	34,688	39,093
Transition liability	3	6	3

Defined benefit pension plans	$(185,364)	$(131,489)	$(112,468)

	2011
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Balance, beginning of year	$(202,292)	$70,803	$(131,489)
Net actuarial (loss) gain:
Amounts arising during the year	(104,146)	36,451	(67,695)
Amortization included in net periodic benefit costs	28,077	(9,827)	18,250
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,811)	2,384	(4,427)
Transition obligation:
Amortization included in net periodic benefit costs	(5)	2	(3)

Balance, end of year	$(285,177)	$99,813	$(185,364)

	2010
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Balance, beginning of year	$(173,029)	$60,561	$(112,468)
Net actuarial (loss) gain:
Amounts arising during the year	(45,804)	16,031	(29,773)
Amortization included in net periodic benefit costs	23,313	(8,159)	15,154
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,777)	2,372	(4,405)
Transition obligation:
Amortization included in net periodic benefit costs	5	(2)	3

Balance, end of year	$(202,292)	$70,803	$(131,489)

	2009
	Pretax	Tax (expense) Benefit	After-tax
(dollar amounts in thousands)
Balance, beginning of year	$(251,655)	$88,080	$(163,575)
Net actuarial (loss) gain:
Amounts arising during the year	(6,155)	2,154	(4,001)
Amortization included in net periodic benefit costs	14,153	(4,954)	9,199
Prior service cost:
Amounts arising during the year	69,986	(24,494)	45,492
Amortization included in net periodic benefit costs	(283)	99	(184)
Transition obligation:
Amortization included in net periodic benefit costs	925	(324)	601

Balance, end of year	$(173,029)	$60,561	$(112,468)

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

The following table shows the costs of providing the defined contribution plan as of December 31:

	December 31,
	2011	2010	2009
(dollar amounts in millions)
Defined contribution plan	$15.0	$8.8	$3.1

The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan as of December 31:

	December 31,
	2011	2010
(dollar amounts in millions, except share amounts)
Shares in Huntington common stock	15,051,291	14,945,498
Market value of Huntington common stock	$82.6	$102.7
Dividends received on shares of Huntington stock	1.1	0.6

19.	FAIR VALUES OF ASSETS AND LIABILITIES

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

For non-agency ALT-A asset-backed securities, private-label CMO securities, and pooled-trust-preferred CDO securities the fair value methodology incorporates values obtained from proprietary discounted cash flow models provided by a third party. The modeling process for the ALT-A asset-backed securities and private-label CMO securities incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. Huntington validates the reasonableness of the assumptions by comparing the assumptions with market information. Huntington uses the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from third party pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. For purposes of determining fair value at December 31, 2011, the discounted cash flow modeling was the predominant input. The modeling of the fair value of the pooled-trust-preferred CDO’s utilizes a similar methodology, with the probability of default (“PD”) of each issuer being the most critical input. Management evaluates the PD assumptions provided to the third party pricing service by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates and prepayments. Each quarter, the Company seeks to obtain information on actual trades of securities with similar characteristics to further support our fair value estimates and our underlying assumptions. For purposes of determining fair value at December 31, 2011, the discounted cash flow modeling was the predominant input.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010 are summarized below.

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Balance at December 31, 2011
	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Assets
Mortgage loans held for sale	$—	$343,588	$—	$—	$343,588
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	5,541	—	—	5,541
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	8,147	—	—	8,147
Other securities	32,085	126	—	—	32,211

	32,085	13,814	—	—	45,899
Available-for-sale and other securities:
U.S. Treasury securities	53,204	—	—	—	53,204
Federal agencies: Mortgage-backed (2)	—	4,464,892	—	—	4,464,892
TLGP securities	—	—	—	—	—
Federal agencies: Other agencies	—	735,544	—	—	735,544
Municipal securities	—	312,634	95,092	—	407,726
Private-label CMO	—	—	72,364	—	72,364
Asset-backed securities	—	845,390	121,698	—	967,088
Covered bonds	—	504,045	—	—	504,045
Corporate debt	—	528,883	—	—	528,883
Other securities	53,619	4,134	—	—	57,753

	106,823	7,395,522	289,154	—	7,791,499
Automobile loans	—	—	296,250	—	296,250
MSRs	—	—	65,001	—	65,001
Derivative assets	4,886	485,428	6,770	(94,082)	403,002
Liabilities
Securitization trust notes payable	—	123,039	—	—	123,039
Derivative liabilities	12,245	246,132	6,939	—	265,316
Other liabilities	—	751	—	—	751

	Fair Value Measurements at Reporting Date Using			Netting Adjustments (1)	Balance at December 31, 2010
	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Assets
Mortgage loans held for sale	$—	$754,117	$—	$—	$754,117
Trading account securities:
U.S. Treasury securities	47,430	—	—	—	47,430
Federal agencies: Mortgage-backed	—	10,860	—	—	10,860
Federal agencies: Other agencies	—	24,853	—	—	24,853
Municipal securities	—	30,205	—	—	30,205
Other securities	69,017	3,039	—	—	72,056

	116,447	68,957	—	—	185,404
Available-for-sale and other securities:
U.S. Treasury securities	51,781	—	—	—	51,781
Federal agencies: Mortgage-backed	—	4,754,404	—	—	4,754,404
TLGP securities	—	183,467	—	—	183,467
Federal agencies: Other agencies (3)	—	2,058,376	—	—	2,058,376
Municipal securities	—	305,909	149,806	—	455,715
Private-label CMO	—	—	121,925	—	121,925
Asset-backed securities	—	1,044,438	162,684	—	1,207,122
Covered bonds	—	367,209	—	—	367,209
Corporate debt	—	323,389	—	—	323,389
Other securities	53,286	9,848	—	—	63,134

	105,067	9,047,040	434,415	—	9,586,522
Automobile loans	—	—	522,717	—	522,717
MSRs	—	—	125,679	—	125,679
Derivative assets	23,514	390,361	2,817	(70,559)	346,133
Liabilities
Securitization trust notes payable	—	356,089	—	—	356,089
Derivative liabilities	3,990	233,399	1,851	—	239,240
Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

(2)	During 2011, Huntington transferred $469.1 million of federal agencies: mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All securities were previously classified as Level 2 in the fair value hierarchy.

(3)	Amounts were transferred from Level 1 to Level 2 in 2010 due to lack of sufficient market activity for these securities.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2011, 2010, and 2009 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Year ended December 31, 2011
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Balance, beginning of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—
Total gains / losses:
Included in earnings	(60,678)	211	—	(1,673)	(3,065)	(6,577)	—
Included in OCI	—	—	—	349	2,070	—	—
Purchases	—	—	1,760	—	—	—	—
Sales	—	—	—	(20,958)	—	—	—
Repayments	—	—	—	—	—	(219,890)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(1,346)	(56,474)	(27,279)	(39,991)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(60,678)	$(1,135)	$—	$(1,494)	$595	$(6,577)	$—

	Level 3 Fair Value Measurements Year ended December 31, 2010
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Balance, beginning of year	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains / losses:
Included in earnings	(50,748)	4,413	—	(5,117)	(6,160)	(2,267)	—
Included in OCI	—	—	—	44,475	16,191	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(112,322)	(312,460)	(53,806)	—	—
Repayments	—	—	—	—	—	(266,381)	—
Issuances	—	(1,741)	—	—	—	—	—
Settlements	—	2,530	(73,024)	(82,292)	(16,566)	—	—
Transfers in / out of Level 3(1)	—	—	323,637	—	(184,073)	791,365	(25,872)

Balance, end of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(50,748)	$1,715	$—	$5,565	$15,113	$(2,267)	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities related to the consolidation of the 2009 Trust and a transfer in of $791.4 million of loans related to the 2009 Trust.

	Level 3 Fair Value Measurements Year ended December 31, 2009
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Balance, beginning of year	$167,438	$8,132	$—	$523,515	$464,027	$—	$36,893
Total gains / losses:
Included in earnings	9,707	(5,976)	—	(3,606)	(40,039)	—	408
Included in OCI	—	—	—	93,934	40,385	—	—
Purchases	2,388	(7,100)	—	5,448	211,296	—	1,688
Sales	—	—	—	—	(295,033)	—	—
Repayments	—	—	—	—	—	—	—
Issuances	—	—	—	—	47,119	—	—
Settlements	(3,106)	708	(185)	(141,972)	(20,657)	—	(13,117)
Transfers in / out of Level 3 (2)	—	—	11,700	—	—	—	—

Balance, end of year	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$9,707	$(8,475)	$—	$90,328	$(7,406)	$—	$408

(2)	Transferred in to Level 3 as a result of a lack of observable market data due to a decrease in market activity.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2011, 2010, and 2009.

	Level 3 Fair Value Measurements Year ended December 31, 2011
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(60,678)	$6,635	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,551)	(4,159)	—	—
Interest and fee income	—	—	—	878	1,094	(11,645)	—
Noninterest income	—	(6,424)	—	—	—	5,068	—

Total	$(60,678)	$211	$—	$(1,673)	$(3,065)	$(6,577)	$—

	Level 3 Fair Value Measurements Year ended December 31, 2010
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(50,748)	$4,413	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(7,149)	(6,554)	—	—
Interest and fee income	—	—	—	2,032	394	(11,202)	—
Noninterest income	—	—	—	—	—	8,935	—

Total	$(50,748)	$4,413	$—	$(5,117)	$(6,160)	$(2,267)	$—

	Level 3 Fair Value Measurements Year ended December 31, 2009
			Available-for-sale securities
	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans	Equity investments
(dollar amounts in thousands)
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$9,707	$(5,976)	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(5,996)	(53,068)	—	—
Interest and fee income	—	—	—	2,390	13,029	—	—
Noninterest income	—	—	—	—	—	—	408

Total	$9,707	$(5,976)	$—	$(3,606)	$(40,039)	$—	$408

Assets and liabilities under the fair value option

Huntington has elected the fair value option for mortgage loans in the held for sale portfolio. The following table presents the fair value and aggregate principal balance of mortgage loans held for sale under the fair value option.

	December 31,
	2011	2010
(dollar amounts in thousands)
Fair value	$343,588	$754,117
Aggregate outstanding principal balance	328,641	749,982

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2011, 2010 and 2009.

	Net gains (losses) from fair value changes Year ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Assets
Mortgage loans held for sale	$13,842	$(5,633)	$(6,312)
Automobile loans	(6,577)	(2,267)	—
Liabilities
Securitization trust notes payable	(7,731)	(9,565)	—

	Gains (losses) included in fair value changes associated with instrument specific credit risk Year ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Assets
Automobile loans	$6,610	$3,370	$—

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2011, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
	Year Ended December 31,	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/ (Losses)
(dollar amounts in millions)
2011
Impaired loans	$129.0	$—	$—	$129.0	$(34.1)
Accrued income and other assets	38.4	—	—	38.4	$(2.2)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the year ended December 31, 2011, Huntington identified $129.0 million of impaired loans for which the fair value is recorded based upon collateral value. For the year ended December 31, 2011, nonrecurring fair value losses of $34.1 million were recorded within the provision for credit losses.

Other real estate owned properties are valued based on appraisals and third party price opinions, less estimated selling costs. During the year ended December 31, 2011, Huntington recorded $38.4 million of OREO assets at fair value and recognized losses of $2.2 million, recorded within noninterest expense.

Fair values of financial instruments

The carrying amounts and estimated fair values of Huntington’s financial instruments at December 31, 2011 and 2010 are presented in the following table:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(dollar amounts in thousands)
Financial Assets:
Cash and short-term assets	$1,206,911	$1,206,911	$982,926	$982,926
Trading account securities	45,899	45,899	185,404	185,404
Loans held for sale	1,618,391	1,638,276	793,285	793,285
Available-for-sale and other securities	8,078,014	8,078,014	9,895,244	9,895,244
Held-to-maturity securities	640,551	660,186	—	—
Net loans and direct financing leases	37,958,955	36,669,829	36,857,499	35,403,910
Derivatives	403,002	403,002	346,133	346,133
Financial Liabilities:
Deposits	(43,279,625)	(43,406,125)	(41,853,898)	(41,993,567)
Short-term borrowings	(1,441,092)	(1,429,717)	(2,040,732)	(1,982,545)
Federal Home Loan Bank advances	(362,972)	(362,972)	(172,519)	(172,519)
Other long term debt	(1,231,517)	(1,232,975)	(2,144,092)	(2,157,358)
Subordinated notes	(1,503,368)	(1,410,392)	(1,497,216)	(1,377,851)
Derivatives	(265,316)	(265,316)	(239,240)	(239,240)

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

Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value.

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, cap, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 19. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At December 31, 2011 and 2010, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $36.4 million and $39.9 million, respectively. The credit risk associated with derivatives used in asset and liability management activities is calculated after considering master netting agreements.

At December 31, 2011, Huntington pledged $233.5 million of investment securities and cash collateral to counterparties, while other counterparties pledged $127.0 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide an additional $3.5 million in collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2011, identified by the underlying interest rate-sensitive instruments:

	Fair Value Hedges	Cash Flow Hedges	Total
(dollar amounts in thousands)
Instruments associated with:
Loans	$—	$7,035,000	$7,035,000
Investment securities	—	50,000	50,000
Deposits	988,912	—	988,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at December 31, 2011	$1,621,912	$7,085,000	$8,706,912

The following table presents additional information about the interest rate swaps and caps used in Huntington’s asset and liability management activities at December 31, 2011:

	Notional Value	Average Maturity (years)	Fair Value	Weighted-Average Rate
				Receive	Pay
(dollar amounts in thousands)
Asset conversion swaps — receive fixed — generic	$7,085,000	1.6	$64,408	1.49%	0.64%

Total asset conversion swaps	7,085,000	1.6	64,408	1.49	0.64
Liability conversion swaps
Liability conversion swaps — receive fixed — generic	1,591,912	3.6	111,205	2.53	0.55
Liability conversion swaps — receive fixed — callable	30,000	8.8	319	2.98	0.18

Total liability conversion swaps	1,621,912	3.7	111,524	2.54	0.54

Total swap portfolio	$8,706,912	2.0	$175,932	1.68%	0.62%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $113.9 million, $192.2 million, and $167.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.8 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.8 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, the fair value of the swap liability of $6.8 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at December 31, 2011 and 2010 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets

	December 31,
(dollar amounts in thousands)	2011	2010
Interest rate contracts designated as hedging instruments	$175,932	$127,346
Interest rate contracts not designated as hedging instruments	309,496	263,015
Foreign exchange contracts not designated as hedging instruments	4,885	2,845

Total contracts	$490,313	$393,206

Liability derivatives included in accrued expenses and other liabilities

	December 31,
	2011	2010
(dollar amounts in thousands)
Interest rate contracts designated as hedging instruments	$—	$—
Interest rate contracts not designated as hedging instruments	252,962	233,805
Foreign exchange contracts not designated as hedging instruments	4,318	3,107

Total contracts	$257,280	$236,912

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

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
	2011	2010	2009
(dollar amounts in thousands)
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits(1)	$801	$6,108	$1,430
Change in fair value of hedged deposits(1)	(1,050)	(6,744)	9,417
Change in fair value of interest rate swaps hedging subordinated notes(2)	45,480	19,319	(99,913)
Change in fair value of hedged subordinated notes(2)	(45,480)	(19,319)	99,913
Change in fair value of interest rate swaps hedging other long-term debt(2)	2,493	1,847	(6,201)
Change in fair value of hedged other long-term debt(2)	(2,493)	(1,847)	6,201

(1)	Effective portion of the hedging relationship is recognized in Interest expense — deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

(2)	Effective portion of the hedging relationship is recognized in Interest expense — subordinated notes and other-long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
	2011	2010	2009		2011	2010	2009
(dollar amounts in thousands)
Interest rate contracts
Loans	$2,469	$51,943	$(68,365)	Interest and fee income — loans and leases	$3,080	$(116,881)	$117,669
Investment securities	703	—	—	Interest and fee income — investment securities	—	—	—
FHLB Advances	—	—	1,338	Interest expense — FHLB Advances	—	2,580	6,890
Deposits	—	—	326	Interest expense — deposits	—	—	4,153
Subordinated notes	—	—	101	Interest expense — subordinated notes and other long-term debt	27	(1,391)	(2,717)
Other long-term debt	—	—	—	Interest expense — subordinated notes and other long-term debt	—	—	(899)

Total	$3,172	$51,943	$(66,600)		$3,107	$(115,692)	$125,096

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $30.2 million after-tax, of unrealized gains on cash flow hedging derivatives currently in OCI.

The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2011, 2010, and 2009.

	December 31,
	2011	2010	2009
(dollar amounts in thousands)
Derivatives in cash flow hedging relationships Interest rate contracts
Loans	$98	$947	$16,638
FHLB Deposits	—	—	(792)

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2011 and 2010, were $53.2 million and $46.3 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $10.6 billion and $9.8 billion at December 31, 2011 and 2010, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $309.5 million and $263.0 million at the same dates, respectively.

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

	At December 31,
	2011	2010
(dollar amounts in thousands)
Derivative assets:
Interest rate lock agreements	$6,770	$2,817
Forward trades and options	1	20,669

Total derivative assets	6,771	23,486

Derivative liabilities:
Interest rate lock agreements	(109)	(1,445)
Forward trades and options	(7,927)	(883)

Total derivative liabilities	(8,036)	(2,328)

Net derivative asset (liability)	$(1,265)	$21,158

The total notional value of these derivative financial instruments at December 31, 2011 and 2010, was $1.7 billion and $2.6 billion, respectively. The total notional amount at December 31, 2011 corresponds to trading assets with a fair value of $10.5 million. Total MSR hedging gains and (losses) for the years ended December 31, 2011, 2010, and 2009, were $42.1 million, $55.0 million, and $(37.8) million, respectively. Included in total MSR hedging gains and losses for the years ended December 31, 2011, 2010, and 2009 were gains and (losses) related to derivatives instruments of $42.2 million, $64.6 million, and $(41.2) million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

21.	VIEs

Consolidated VIEs

Consolidated VIEs at December 31, 2011 consisted of the Franklin 2009 Trust and certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The carrying amount and classification of the trusts’ assets and liabilities included in the Consolidated Balance Sheets are as follows:

	2009 Franklin Trust	2009 Automobile Trust	2008 Automobile Trust	2006 Automobile Trust	Total
(dollar amounts in thousands)	December 31, 2011
Assets:
Cash	$—	$18,212	$12,722	$52,325	$83,259
Loans and leases	—	296,250	131,563	704,345	1,132,158
Allowance for loan and lease losses	—	—	(1,118)	(5,987)	(7,105)

Net loans and leases	—	296,250	130,445	698,358	1,125,053
Accrued income and other assets	1,117	1,692	610	2,959	6,378

Total assets	$1,117	$316,154	$143,777	$753,642	$1,214,690

Liabilities:
Other long-term debt	$—	$123,039	$18,230	$333,644	$474,913
Accrued interest and other liabilities	419	298	40	88	845

Total liabilities	$419	$123,337	$18,270	$333,732	$475,758

	2009 Franklin Trust	2009 Automobile Trust	2008 Automobile Trust	2006 Automobile Trust	Total
(dollar amounts in thousands)	December 31, 2010
Assets:
Cash	$—	$24,513	$19,921	$64,827	$109,261
Loans and leases	—	522,717	295,464	1,196,024	2,014,205
Allowance for loan and lease losses	—	—	(2,541)	(10,286)	(12,827)

Net loans and leases	—	522,717	292,923	1,185,738	2,001,378
Accrued income and other assets	20,447	2,510	1,436	5,131	29,524

Total assets	$20,447	$549,740	$314,280	$1,255,696	$2,140,163

Liabilities:
Other long-term debt	$—	$356,089	$151,937	$877,270	$1,385,296
Accrued interest and other liabilities	7,431	693	308	224	8,656

Total liabilities	$7,431	$356,782	$152,245	$877,494	$1,393,952

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following table provides a summary of assets and liabilities included on Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses associated with its’ interests, related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary to the VIE.

The included amount of assets and liabilities on Huntington’s Consolidated Financial Statements, as well as Huntington’s maximum exposure to losses, associated with its’ interests in the VIEs for the years ended December 31, 2011 and 2010 were as follows:

	December 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2011 Automobile Trust	$13,377	$—	$13,377
Tower Hill Securities, Inc.	90,514	65,000	90,514
Trust-Preferred Securities	17,364	554,496	—
Low Income Housing Tax Credit Partnerships	376,098	157,754	376,098

Total	$497,353	$777,250	$479,989

	December 31, 2010
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Tower Hill Securities, Inc.	$89,550	$65,000	$89,550
Trust-Preferred Securities	17,519	592,781	—
Low Income Housing Tax Credit Partnerships	315,983	145,003	315,983

Total	$423,052	$802,784	$405,533

2011 AUTOMOBILE TRUST

During the 2011 third quarter, we transferred automobile loans totaling $1.0 billion to a trust in a securitization transaction. The securitization qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of this trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. Huntington is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest Huntington holds in the VIE relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

TOWER HILL SECURITIES, INC.

In 2010, we transferred approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million to Tower Hill Securities, Inc. in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer was recorded as a secured financing. Interests held by Huntington consist of municipal securities within available for sale and other securities and Series B preferred securities within other long term debt of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the municipal securities.

TRUST-PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2011 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust(1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.13	(2)	$111,816	$6,186
Huntington Capital II	1.17	(3)	54,593	3,093
Huntington Capital III	6.69		114,101	10
BancFirst Ohio Trust Preferred	8.54		23,192	619
Sky Financial Capital Trust I	8.56		64,194	1,856
Sky Financial Capital Trust II	3.34	(4)	30,929	929
Sky Financial Capital Trust III	1.77	(5)	72,165	2,165
Sky Financial Capital Trust IV	1.77	(5)	77,320	2,320
Prospect Trust I	3.65	(6)	6,186	186

Total			$554,496	$17,364

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.

(2)	Variable effective rate at December 31, 2011, based on three month LIBOR + 0.70.

(3)	Variable effective rate at December 31, 2011, based on three month LIBOR + 0.625.

(4)	Variable effective rate at December 31, 2011, based on three month LIBOR + 2.95.

(5)	Variable effective rate at December 31, 2011, based on three month LIBOR + 1.40.

(6)	Variable effective rate at December 31, 2011, based on three month LIBOR + 3.25.

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

During the 2011 fourth quarter, Huntington issued $35.5 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock in exchange for $35.5 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities. Huntington will pay dividends on the Series B Preferred Stock at a floating rate equal to three-month LIBOR plus a spread of 2.70%.

Upon receipt of the aforementioned trust preferred securities, Huntington exchanged $32.5 million of the trust preferred securities with the applicable Trust for a like amount of debentures issued by us. The debentures were surrendered to the applicable trustee for cancellation. Huntington anticipates exchanging the remaining $3.0 million of trust preferred securities and retiring the related subordinated debt obligation in the first quarter of 2012.

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

Huntington is a limited partner in each Low Income Housing Tax Credit Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership under the Ohio Revised Uniform Limited Partnership Act. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership’s business, transact any business in the limited partnership’s name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect their performance of each partnership and therefore Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At December 31, 2011 and 2010, Huntington has commitments of $376.1 million and $316.0 million, respectively, of which $322.5 million and $260.1 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

22.	COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2011, and December 31, 2010, were as follows:

	At December 31,
	2011	2010
(dollar amounts in millions)
Contract amount represents credit risk
Commitments to extend credit
Commercial	$8,006	$5,933
Consumer	5,904	5,406
Commercial real estate	610	546
Standby letters of credit	586	607

Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the borrower’s credit quality. These arrangements normally require the payment of a fee by the borrower, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature.

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a borrower to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.6 million and $2.2 million at December 31, 2011 and 2010, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2011, Huntington had $586 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $586 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of December 31, 2011, approximately $116 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $411 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $59 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At December 31, 2011 and 2010, Huntington had commitments to sell residential real estate loans of $629.0 million and $998.7 million, respectively. These contracts mature in less than one year.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $140.0 million at December 31, 2011. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal proceedings will not have a material effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.

The following is a discussion of certain legal matters and events occurring through the date of this filing:

The Bank is a defendant in three lawsuits, which collectively may be material, arising from its commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the IRS raided the Cyberco facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions while, in fact, no computer equipment was ever purchased or leased from Teleservices which proved to be a shell corporation. On January 18, 2012, the bankruptcy court in the Teleservices adversary proceeding discussed below issued an order staying the plaintiffs from taking any further action in the case, as the money sought in the unjust enrichment claim is the same money sought to be recovered by the Teleservices trustee in the Teleservices adversary proceedings.

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Subsequently, in connection with a pre-motion conference, the District Court, in lieu of allowing the Bank to file a summary judgment motion, ordered the case to be tried in April 2012, in a one day bench trial, and entered a scheduling order governing all pretrial conduct. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleges was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleges preferential transfers in the amount of approximately $1.2 million. The Bankruptcy Court ordered the case to be tried in July 2012, and entered a pretrial order governing all pretrial conduct. The Bank has filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. This motion is currently pending.

The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses in the 2010 fourth quarter. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from September 2003, through April 30, 2004. The trustee then filed an amended motion for summary judgment on her affirmative case and a hearing was held on July 1, 2011. The motion is currently pending. In accordance with the Bankruptcy Court’s scheduling order, the Bank filed a motion for summary judgment on September 16, 2011, and a motion to add El Camino and the Cyberco trustee as necessary parties. These motions remain pending. If summary judgment does not enter for either party, the case is scheduled for trial in April 2012.

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

On January 17, 2012, the Company was named a defendant in a putative class action filed on behalf of all 88 counties in Ohio against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The complaint alleges that recording of mortgages and assignments thereof is mandatory under Ohio law and seeks a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorneys’ fees and costs. Although Huntington has not been named as a defendant in the other cases, similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country.

Commitments Under Capital and Operating Lease Obligations

At December 31, 2011, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011, were $44.5 million in 2012, $42.6 million in 2013, $40.4 million in 2014, $38.6 million in 2015, $35.1 million in 2016, and $250.2 million thereafter. At December 31, 2011, total minimum lease payments have not been reduced by minimum sublease rentals of $16.3 million due in the future under noncancelable subleases. At December 31, 2011, the future minimum sublease rental payments that Huntington expects to receive are $5.4 million in 2012; $4.5 million in 2013; $3.4 million in 2014; $2.0 million in 2015; $0.6 million in 2016; and $0.4 million thereafter. The rental expense for all operating leases was $53.5 million, $50.3 million, and $49.8 million for 2011, 2010, and 2009, respectively. Huntington had no material obligations under capital leases.

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

As of December 31, 2011, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1 risk-based capital		Total risk-based capital		Tier 1 leverage capital
	2011	2010	2011	2010	2011	2010
(dollar amounts in millions)
Huntington Bancshares Incorporated
Amount	$5,557	$5,022	$6,778	$6,285	$5,557	$5,022
Ratio	12.11%	11.55%	14.77%	14.46%	10.28%	9.41%
The Huntington National Bank
Amount	$4,245	$3,683	$5,753	$5,549	$4,245	$3,683
Ratio	9.30%	8.51%	12.60%	12.82%	7.89%	6.97%

Tier 1 risk-based capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in OCI, and non-qualifying intangible and servicing assets. Total risk-based capital is the sum of Tier 1 risk-based capital and qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 leverage capital is equal to Tier 1 capital. Both Tier 1 capital and total risk-based capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. The Tier 1 leverage capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2011 and 2010, less non-qualifying intangibles and other adjustments.

Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2011 and 2010, the average balances of these deposits were $0.8 billion and $0.8 billion, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2011, the Bank could lend $575.3 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of undivided profits or if the total of all dividends declared in a calendar year would exceed the total of net income for the current year combined with retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2011, the Bank could not have declared and paid additional dividends to the Company without regulatory approval.

24.	PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

	December 31,
Balance Sheets	2011	2010
(dollar amounts in thousands)
Assets
Cash and cash equivalents(1)	$917,954	$615,167
Due from The Huntington National Bank(2)	616,565	954,565
Due from non-bank subsidiaries	188,732	225,560
Investment in The Huntington National Bank	4,073,722	3,515,597
Investment in non-bank subsidiaries	759,532	790,248
Accrued interest receivable and other assets	139,076	110,181

Total assets	$6,695,581	$6,211,318

Liabilities and shareholders’ equity
Short-term borrowings	$—	$100
Long-term borrowings	899,779	937,434
Dividends payable, accrued expenses, and other liabilities	377,702	293,242

Total liabilities	1,277,481	1,230,776

Shareholders’ equity(3)	5,418,100	4,980,542

Total liabilities and shareholders’ equity	$6,695,581	$6,211,318

(1)	Includes restricted cash of $125,000 at December 31, 2011 and December 31, 2010.

(2)	Related to subordinated notes described in Note 12.

(3)	See Huntington’s Consolidated Statements of Changes in Shareholders’ Equity.

	Year Ended December 31,
Statements of Income	2011	2010	2009
(dollar amounts in thousands)
Income
Dividends from
Non-bank subsidiaries	$68,491	$33,000	$70,600
Interest from
The Huntington National Bank	80,024	82,749	51,620
Non-bank subsidiaries	8,741	12,185	14,662
Other	1,231	2,987	68,352

Total income	158,487	130,921	205,234

Expense
Personnel costs	37,630	30,334	21,206
Interest on borrowings	35,295	23,765	29,357
Other	37,122	49,019	28,398

Total expense	110,047	103,118	78,961

Income before income taxes and equity in undistributed net income of subsidiaries	48,440	27,803	126,273
Income taxes	(10,707)	48,505	20,675

Income (loss) before equity in undistributed net income of subsidiaries	59,147	(20,702)	105,598
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	527,418	344,961	(3,130,329)
Non-bank subsidiaries	(43,952)	(11,912)	(69,448)

Net income (loss)	$542,613	$312,347	$(3,094,179)

	Year Ended December 31,
Statements of Cash Flows	2011	2010	2009
(dollar amounts in thousands)
Operating activities
Net income (loss)	$542,613	$312,347	$(3,094,179)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(567,566)	(351,049)	3,199,777
Depreciation and amortization	566	685	3,458
Other, net	30,980	(74,802)	(103,464)

Net cash (used for) provided by operating activities	6,593	(112,819)	5,592

Investing activities
Repayments from (advances to) subsidiaries	(39,586)	129,081	393,041
Advances to subsidiaries	485,863	(425,600)	(1,017,892)

Net cash (used for) provided by investing activities	446,277	(296,519)	(624,851)

Financing activities
Proceeds from issuance of long-term borrowings	—	297,375	—
Payment of borrowings	(5,100)	(1,191)	(99,417)
Dividends paid on stock	(92,404)	(136,499)	(162,288)
Payment to repurchase preferred stock	—	(1,398,071)	—
Proceeds from issuance of common stock	—	886,172	1,135,645
Redemption of Warrant to the Treasury	(49,100)	—	—
Other, net	(3,479)	180	(198)

Net cash provided by (used for) financing activities	(150,083)	(352,034)	873,742

Change in cash and cash equivalents	302,787	(761,372)	254,483
Cash and cash equivalents at beginning of year	615,167	1,376,539	1,122,056

Cash and cash equivalents at end of year	$917,954	$615,167	$1,376,539

Supplemental disclosure:
Interest paid	$35,295	$23,765	$29,357

25.	SEGMENT REPORTING

During the 2010 fourth quarter, Huntington reorganized its business segments to better align certain business unit reporting with segment executives to accelerate cross-sell results and provide greater focus on the execution of strategic plans. We have four major business segments: Retail and Business Banking, Regional and Commercial Banking, Automobile Finance and Commercial Real Estate, and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function includes our insurance business and other unallocated assets, liabilities, revenue, and expense. All periods have been reclassified to conform to the current period classification.

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

Retail and Business Banking:    The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our traditional banking network of over 600 branches as well as our convenience branches located in grocery stores in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,300 ATMs.

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

Regional and Commercial Banking:    This segment provides a wide array of products and services to the middle market and large corporate client base located primarily within our core geographic banking markets. Huntington products in this segment include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our primary bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, mezzanine investment capabilities, and employee benefit programs (insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as government entities, not-for-profit organizations, health-care entities, and large, publicly traded companies. Commercial bankers personally deliver these products and services directly and with cross-segment product partners. Huntington consistently strives to develop extensive relationships with clients creating defined relationship plans which identify needs and offer solutions.

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

The Commercial Real Estate team serves professional real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Huntington has a clear focus on experienced, well-managed, well-capitalized top tier real estate developers who are capable of operating in all economic phases of the real estate industry. Most of our customers are located within our footprint.

Wealth Advisors, Government Finance, and Home Lending:    This segment consists of our wealth management, government banking, and home lending businesses. In wealth management, Huntington provides financial services to high net worth clients in our primary banking markets and Florida. Huntington provides these services through a unified sales team, which consists of former private bankers, trust officers, and investment advisors; Huntington Asset Advisors, which provides investment management services; Huntington Asset Services, which offers administrative and operational support to fund complexes; and retirement plan services. Aligned with the eleven regional commercial banking markets, this coordinated service model delivers products and services directly and through the other segment product partners. A fundamental point of differentiation is our commitment to be in the market, working closely with clients and their other advisors to identify needs, offer solutions and provide ongoing advice in an optimal client experience.

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

The segment also includes the related businesses of investment management, investment servicing, custody, and corporate trust and retirement plan services. Huntington Asset Advisors provides investment management services through a variety of internal and external channels, including advising the Huntington Funds, our proprietary family of funds. Huntington Asset Services offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, and distribution services. Our retirement plan services business offers fully bundled and third party distribution of a variety of qualified and non-qualified plan solutions.

Listed below is certain operating basis financial information reconciled to Huntington’s 2011, 2010, and 2009 reported results by business segment:

Income Statements	Retail & Business Banking	Regional & Commercial Banking	Former Regional Banking	AFCRE	WGH	Treasury/ Other	Huntington Consolidated
(dollar amounts in thousands)
2011
Net interest income	$932,385	$244,392	$1,176,777	$364,449	$199,536	$(111,592)	$1,629,170
Provision for credit losses	120,018	11,013	131,031	(8,939)	51,967	—	174,059
Noninterest income	405,265	127,315	532,580	77,623	248,764	121,656	980,623
Noninterest expense	947,794	191,701	1,139,495	164,626	356,513	67,866	1,728,500
Provision for income taxes	94,443	59,147	153,590	100,234	13,937	(103,140)	164,621

Operating/reported net income	$175,395	$109,846	$285,241	$186,151	$25,883	$45,338	$542,613

2010
Net interest income	$867,069	$211,511	$1,078,580	$338,312	$169,201	$32,712	$1,618,805
Provision for credit losses	157,994	104,705	262,699	184,757	95,586	91,505	634,547
Noninterest income	394,705	111,237	505,942	73,933	338,633	123,350	1,041,858
Noninterest expense	902,186	158,871	1,061,057	155,963	358,707	98,078	1,673,805
Provision (benefit) for income taxes	70,558	20,710	91,268	25,033	18,740	(95,077)	39,964

Operating/reported net income (loss)	$131,036	$38,462	$169,498	$46,492	$34,801	$61,556	$312,347

2009
Net interest income	$810,658	$190,955	$1,001,613	$277,450	$164,335	$(19,111)	$1,424,287
Provision for credit losses	470,152	393,984	864,136	1,096,030	128,551	(14,046)	2,074,671
Noninterest income	415,471	95,705	511,176	63,929	267,695	162,844	1,005,644
Noninterest expense,
excluding goodwill impairment	796,714	136,885	933,599	150,200	300,799	41,901	1,426,499
Goodwill impairment	—	—	2,573,818 (1)	—	—	33,126	2,606,944
Provision (benefit) for income taxes	(14,258)	(85,473)	(99,731)	(316,697)	937	(168,513)	(584,004)

Operating/reported net income (loss)	$(26,479)	$(158,736)	$(2,759,033)	$(588,154)	$1,743	$251,265	$(3,094,179)

(1)	Represents the 2009 first quarter goodwill impairment charge associated with the former Regional Banking segment. The allocation of this amount to the new business segments was not practical.

	Assets at December 31,		Deposits at December 31,
	2011	2010	2011	2010
(dollar amounts in millions)
Retail and Business Banking	$13,889	$13,088	$27,536	$29,298
Regional and Commercial Banking	10,186	8,720	4,683	3,538
AFCRE	12,873	13,233	881	753
WGH	7,474	6,971	9,115	7,449
Treasury / Other	10,029	11,808	1,065	816

Total	$54,451	$53,820	$43,280	$41,854

26. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations, for the years ended December 31, 2011 and 2010:

	2011
	Fourth	Third	Second	First
(dollar amounts in thousands, except per share data)
Interest income	$485,216	$490,996	$492,137	$501,877
Interest expense	70,191	84,518	88,800	97,547

Net interest income	415,025	406,478	403,337	404,330

Provision for credit losses	45,291	43,586	35,797	49,385
Noninterest income	229,352	258,559	255,767	236,945
Noninterest expense	430,274	439,118	428,409	430,699

Income before income taxes	168,812	182,333	194,898	161,191
Provision for income taxes	41,954	38,942	48,980	34,745

Net income	126,858	143,391	145,918	126,446
Dividends on preferred shares	7,703	7,703	7,704	7,703

Net income applicable to common shares	$119,155	$135,688	$138,214	$118,743

Net income per common share — Basic	$0.14	$0.16	$0.16	$0.14
Net income per common share — Diluted	0.14	0.16	0.16	0.14

	2010
	Fourth	Third	Second	First
(dollar amounts in thousands, except per share data)
Interest income	$528,291	$534,669	$535,653	$546,779
Interest expense	112,997	124,707	135,997	152,886

Net interest income	415,294	409,962	399,656	393,893

Provision for credit losses	86,973	119,160	193,406	235,008
Noninterest income	264,220	267,143	269,643	240,852
Noninterest expense	434,593	427,309	413,810	398,093

Loss before income taxes	157,948	130,636	62,083	1,644
Provision (benefit) for income taxes	35,048	29,690	13,319	(38,093)

Net income	122,900	100,946	48,764	39,737
Dividends declared on preferred shares	83,754	29,495	29,426	29,357

Net income applicable to common shares	$39,146	$71,451	$19,338	$10,380

Net income per common share — Basic	$0.05	$0.10	$0.03	$0.01
Net income per common share — Diluted	0.05	0.10	0.03	0.01

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B:	Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2012 Proxy Statement for the 2012 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2011 fiscal year. Portions of our 2012 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10:	Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2012 Proxy Statement, which is incorporated by reference into this item.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions Compensation of Executives and Director Compensation of our 2012 Proxy Statement, which is incorporated by reference into this item.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the captions Compensation of Executives and Director Compensation of our 2012 Proxy Statement, which is incorporated by reference into this item.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2012 Proxy Statement, which is incorporated by reference into this item.

Item 14:	Principal Accountant Fees and Services

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2012 Proxy Statement which is incorporated by reference into this item.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2) Huntington is not filing separate financial statement schedules, because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.31 in the Exhibit Index.

(b) The exhibits to this Form 10-K begin on page 220 of this report.

(c) See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2012.

HUNTINGTON BANCSHARES INCORPORATED

(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Donald R. Kimble
	Stephen D. Steinour		Donald R. Kimble
	Chairman, President, Chief Executive Officer,		Senior Executive Vice President Chief Financial
	and Director (Principal Executive Officer)		Officer (Principal Financial Officer)

		By:	/s/ David S. Anderson
David S. Anderson
Executive Vice President, Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of February, 2012.

Don M. Casto III *	Jonathan A. Levy *
Don M. Casto III	Jonathan A. Levy
Director	Director

Ann B. Crane *	Gerard P. Mastroianni *
Ann B. Crane	Gerard P. Mastroianni
Director	Director

Steven G. Elliott *	Richard W. Neu *
Steven G. Elliott	Richard W. Neu
Director	Director

Michael J. Endres *	David L. Porteous *
Michael J. Endres	David L. Porteous
Director	Director

John B. Gerlach, Jr. *	Kathleen H. Ransier *
John B. Gerlach, Jr.	Kathleen H. Ransier
Director	Director

D. James Hilliker *	William R. Robertson *
D. James Hilliker	William R. Robertson
Director	Director

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of April 22, 2010.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.2
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.	Quarterly Report on Form 10-Q for the quarter ended March 30, 2010.	001-34073	10.2
10.2	Amendment to the Huntington Bancshares Incorporated Executive Agreements.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.4
10.3	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.4	* Huntington Supplemental Retirement Income Plan, amended and restated, effective October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	001-34073	10.3
10.5	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.6	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.7	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.8	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.
10.9	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5
10.10	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(r)
10.11	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(h)
10.12	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(i)
10.13	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10(b)
10.14	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10(e)
10.15	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4(a)
10.16	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10(s)
10.17	* Employment Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.1
10.18	* Executive Agreement, dated January 14, 2009, between Huntington Bancshares Incorporated and Stephen D. Steinour.	Current Report on Form 8-K dated January 16, 2009.	001-34073	10.2
10.19	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
10.20	Schedule identifying material details of Executive Agreements	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.	001-34073	10.1
10.21	Letter Agreement including Securities Purchase Agreement — Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1
10.22	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.23	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.24	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.25	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.26	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.27	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.28	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.29	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.30	* Relocation assistance reimbursement agreement with Mark E. Thompson dated May 7, 2009.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.	001-34073	10.3
10.31	* Form of Salary Restricted Stock Award Grant Notice	Annual Report on Form 10-K for the year-ended December 31, 2009	001-34073	10.42
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 18, 2011 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 21, 2010, are available on our website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification — Chief Executive Officer.
31.2	Rule 13a-14(a) Certification — Chief Financial Officer.
32.1	Section 1350 Certification — Chief Executive Officer.
32.2	Section 1350 Certification — Chief Financial Officer.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
101	** The following material from Huntington’s Form 10-K Report for the year ended December 31, 2011, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Changes in Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to the Consolidated Financial Statements.
*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.