Form 10-Q
period 2012-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2012-04-30
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

There were 864,674,530 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2012.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CapPR	Capital Plan Review
CCAR	Comprehensive Capital Analysis and Review
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FOMC	Federal Open Market Committee
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation

FRB	Federal Reserve Bank
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GSIFI	Globally Systemically Important Financial Institution
GSE	Government Sponsored Enterprise
HAMP	Home Affordable Modification Program
HARP	Home Affordable Refinance Program
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Reg E	Regulation E of the Electronic Fund Transfer Act
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFIs	Systemically Important Financial Institutions
Sky Financial	Sky Financial Group, Inc.
SRIP	Supplemental Retirement Income Plan
Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock

TCE	Tangible Common Equity
TDR	Troubled Debt Restructured Loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 650 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2011 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2011 Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview—Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the remainder of 2012.

•

Discussion of Results of Operations—Reviews financial performance from a consolidated Company perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•

Risk Management and Capital—Discusses credit, market, liquidity, operational, and compliance risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and / or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•

Business Segment Discussion—Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•

Additional Disclosures—Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

Summary of 2012 First Quarter Results

For the quarter, we reported net income of $153.3 million, or $0.17 per common share, compared with $126.9 million, or $0.14 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $421.1 million for the quarter, up $2.6 million, or 1%, from the prior quarter. The increase reflected the benefit of a $0.6 billion, or 1% (5% annualized), increase in average earning assets, and a 2 basis point increase in the fully-taxable equivalent net interest margin to 3.40% from 3.38%. The 2 basis point increase in the net interest margin reflected the benefits from the 7 basis point reduction in the cost of deposit pricing and an increase in low cost funding, partially offset by a 5 basis point decrease from the mix and yield of earning assets.

The provision for credit losses decreased $10.9 million, or 24%, from the prior quarter. This reflected a larger reduction of the ACL than in the prior quarter due to the continued improvement in credit quality as we gradually migrate toward normal levels.

Noninterest income increased $56.0 million, or 24%. This included a $23.9 million increase in gain on loan sales as the current quarter included a $23.0 million gain associated with the automobile loan securitization. In addition, the first quarter was positively impacted by a $22.3 million increase in mortgage banking income. This was driven by an $11.7 million increase in MSR net hedging income and a $10.1 million increase in origination and secondary marketing income. Other income included an $11.4 million bargain purchase gain related to the FDIC-assisted acquisition of Dearborn, Michigan-based Fidelity Bank on March 30, 2012. As part of this transaction, we acquired approximately $520.6 million of loans, $713.4 million of deposits, and certain other assets and liabilities of Fidelity Bank from the FDIC. All assets and liabilities were recorded at their estimated fair value.

Noninterest expense increased $32.4 million, or 8%. This reflected a $23.5 million addition to litigation reserves in other expense and the absence of a $9.7 million gain on the early extinguishment of debt (trust preferred securities) recorded last quarter. Personnel costs increased $15.4 million, or 7%, most notably impacted by approximately $9 million of costs related to the annual payroll tax resets and other benefit expense. These negative impacts were partially offset by an $11.4 million decrease in outside data processing and other services, reflecting the absence of $5.0 million of expenses associated with the conversion to a new debit card processor that were incurred last quarter.

The period end ACL as a percentage of total loans and leases decreased to 2.37%, from 2.60%. The ACL as a percentage of period end NALs increased to 206% from 187% at the end of 2011. NALs declined 14% to $467.6 million, or 1.15% of total loans. Total NCOs for the 2012 first quarter were $83.0 million, or an annualized 0.85% of average total loans and leases. This was consistent with $83.9 million, or an annualized 0.85%, in the prior quarter. The continued improvement in credit quality performance reflected the positive results of the actions taken over the last three years to address credit-related issues in our loan portfolio. Many of our credit quality performance metrics remain elevated compared with historical levels, and we expect continued improvement.

Capital levels continued to be strong. Our Tier 1 common risk-based capital ratio at March 31, 2012, was 10.15%, up from 10.00% at December 31, 2011, with our tangible common equity ratio increasing to 8.33% from 8.30% over this same period. The regulatory Tier 1 risk-based capital ratio at March 31, 2012 was 12.22%, up from 12.11%, at year end, while our Total risk based capital ratio declined slightly to 14.76% from 14.77%. This decline reflected an increase in risk-weighted assets due to balance sheet growth.

The Federal Reserve completed its review of our January 2012 capital plan submission and did not object to our proposed capital actions. This allows us to maintain our common dividend through the first quarter of 2013. It also gives us the potential to repurchase up to $182 million of common stock. Reinvesting excess capital to grow the business organically remains our first priority. Importantly, through dividends and now share repurchases, we have the flexibility, subject to market conditions, to return a meaningful amount of our earnings to our shareholders.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, and (4) continue to strengthen risk management, including sustained improvement in credit metrics.

Consumer checking account households grew at a 14.2% annualized rate during the quarter and were up 11.7% compared to a year ago. The percent of consumer checking account households with four or more products or services was 1.6 percentage points higher, up to 75.1% from 73.5% last quarter. The percent of commercial relationships with four or more products or services at the end of the quarter was 32.7%, up from 31.4% in the prior quarter. These growth and cross-sell rates are why service charges on deposit accounts increased 11% from a year ago and limited the decline in electronic banking income to $10 million over a similar timeframe. We have already made up 20% of the electronic banking revenue lost due to the Durbin Amendment of the Dodd-Frank Act. These financial results point to the competitive advantage we are building through our “Fair Play” consumer strategy that is built on simply doing the right thing for our customers.

Economy

Some of the encouraging signs seen late last year continued to build throughout the quarter and drove modest economic growth. Parts of the Midwest region are recovering faster than the broader United States, with lower levels of unemployment, resurgence in manufacturing, and budget surpluses for several states for the first time in years. All of our footprint large metropolitan statistical areas (MSA) unemployment rates were below the national average as of February 2012, with the exception of Detroit. However, Michigan’s unemployment rate has declined faster than the national average. In addition, our footprint states have continued to be strong export states. For the three-month average ending February 2012, exports from our footprint states were 12.6% greater than the prior period. By comparison, overall U.S. exports were 9.4% higher. However, office vacancy rates in our footprint MSAs were above the national vacancy rate in the prior quarter, with the exception of Pittsburgh. While our footprint has clearly benefitted from certain aspects of this recovery, the United States and global economies continue to experience elevated levels of volatility and uncertainty.

Legislative and Regulatory

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. A recent action affecting us was the Federal Reserve capital plans rule.

Capital Plans Rule / Comprehensive Capital Analysis and Review (CCAR) – In November 2011, the Federal Reserve issued its final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more, including us, to submit to an annual capital planning review process. The capital planning review process includes reviews of our internal capital adequacy assessment process and our plans to make capital distributions, such as dividend payments or stock repurchases, as well as a supervisory stress test designed to test our capital adequacy.

During 2011, we participated in the Federal Reserve’s Capital Plan Review (CapPR) process and made our capital plan submission in January 2012. On March 14, 2012, we announced that the Federal Reserve had completed its review of our capital plan submission and did not object to our proposed capital actions. During 2012, we will transition into the Federal Reserve’s more rigorous CCAR or equivalent process, which had previously been required of only the largest 19 bank holding companies.

The Federal Reserve’s objective with CCAR is to ensure that large, systemically important banking institutions have forward-looking, risk tailored capital planning processes that provide reasonable assurance that they will have sufficient capital to remain going concerns in times of economic and financial distress. We are expected to have credible two year pro forma plans that illustrate that we will have sufficient capital to operate as usual, under adverse conditions, while still meeting certain regulatory capital thresholds.

Annually, the Federal Reserve will issue detailed instructions outlining the information they are requiring from us, as well as the required timeframes. The instructions will include the Federal Reserve’s adverse stress scenario that is required to be used in this exercise and is designed to represent economic conditions that could occur in a prolonged global economic recession. For additional discussion, please see Updates to Risk Factors within the Additional Disclosures section.

Expectations

For the remainder of 2012, net interest income is expected to be modestly higher than the first quarter level. The momentum we are seeing in total loan and low-cost deposit growth is expected to continue. These benefits are expected to be mostly offset by downward pressure on the net interest margin later in the year due to the anticipated continued mix shift to lower-rate, higher quality loans and lower securities reinvestment rates given the low absolute level of interest rates and shape of the yield curve. The C&I portfolio is expected to continue to show meaningful growth as our sales pipeline remains robust with much of this reflecting the positive impact from strategic initiatives to expand our commercial lending expertise into areas such as specialty banking, asset based lending, and equipment financing. It also reflects our long-standing continued support of middle market and small business lending. For automobile loans, we will continue to evaluate, subject to market conditions, another automobile loan securitization in the second half of the year. Such securitizations allow us to continue to expand this business while generating strong levels of originations that would otherwise limit on-balance sheet automobile loan concentration. Residential mortgages and home equity loans are expected to show modest growth. CRE loans will likely continue to experience low levels of declines, as the runoff in the noncore portion of the portfolio is partially offset by new core originations.

Excluding potential future automobile loan securitizations, we anticipate the increase in total loans to modestly outpace growth in total deposits. This mix change reflects our heightened focus on our overall cost of funding and the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income is expected to show a modest increase from a normalized 2012 first quarter level, which excludes the impact of the automobile loan securitization gain, the Fidelity Bank related bargain purchase gain, and any net MSR impact. This growth is expected to primarily reflect the benefit of new customers and increased contribution from fee income businesses, including capital markets, treasury management services, and brokerage, as well as the continued positive impact of our cross-sell and product penetration initiatives throughout the company.

For the full year, we anticipate positive operating leverage and modest improvement in our expense efficiency ratio, resulting primarily from revenue growth more than offsetting expenses. While we continue our focus on expense control throughout the company, additional regulatory costs and strategic actions, including the planned opening of over 40 in-store branches and integration of Fidelity Bank, may offset such improvements.

Nonaccrual loans and net charge-offs are expected to decline from first quarter levels. The level of provision for credit losses is currently at the low end of our long-term expectation, and we expect some quarterly volatility given the absolute low level and the uncertain and uneven nature of the economic recovery.

We anticipate an effective tax rate for 2012 of 24% to 26%, which includes permanent tax benefits primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

DISCUSSION OF RESULTS OF OPERATIONS

This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items” section that summarizes key issues important for a complete understanding of performance trends. Key unaudited Condensed Consolidated Balance Sheet and unaudited Condensed Statement of Income trends are discussed. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Business Segment Discussion.”

Table 1 - Selected Quarterly Income Statement Data (1)

	2012	2011
(dollar amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$479,937	$485,216	$490,996	$492,137	$501,877
Interest expense	62,728	70,191	84,518	88,800	97,547

Net interest income	417,209	415,025	406,478	403,337	404,330
Provision for credit losses	34,406	45,291	43,586	35,797	49,385

Net interest income after provision for credit losses	382,803	369,734	362,892	367,540	354,945

Service charges on deposit accounts	60,292	63,324	65,184	60,675	54,324
Trust services	30,906	28,775	29,473	30,392	30,742
Electronic banking	18,630	18,282	32,901	31,728	28,786
Mortgage banking income	46,418	24,098	12,791	23,835	22,684
Brokerage income	19,260	18,688	20,349	20,819	20,511
Insurance income	18,875	17,906	17,220	16,399	17,945
Bank owned life insurance income	13,937	14,271	15,644	17,602	14,819
Capital markets fees	9,982	9,811	11,256	8,537	6,936
Gain on sale of loans	26,770	2,884	19,097	2,756	7,207
Automobile operating lease income	3,775	4,727	5,890	7,307	8,847
Securities gains (losses)	(613)	(3,878)	(1,350)	1,507	40
Other income	37,088	30,464	30,104	34,210	24,104

Total noninterest income	285,320	229,352	258,559	255,767	236,945

Personnel costs	243,498	228,101	226,835	218,570	219,028
Outside data processing and other services	42,058	53,422	49,602	43,889	40,282
Net occupancy	29,079	26,841	26,967	26,885	28,436
Equipment	25,545	25,884	22,262	21,921	22,477
Deposit and other insurance expense	20,738	18,481	17,492	23,823	17,896
Marketing	16,776	16,379	22,251	20,102	16,895
Professional services	11,230	16,769	20,281	20,080	13,465
Amortization of intangibles	11,531	13,175	13,387	13,386	13,370
Automobile operating lease expense	2,854	3,362	4,386	5,434	6,836
OREO and foreclosure expense	4,950	5,009	4,668	4,398	3,931
Gain on early extinguishment of debt	—	(9,697)	—	—	—
Other expense	54,417	32,548	30,987	29,921	48,083

Total noninterest expense	462,676	430,274	439,118	428,409	430,699

Income before income taxes	205,447	168,812	182,333	194,898	161,191
Provision for income taxes	52,177	41,954	38,942	48,980	34,745

Net income	$153,270	$126,858	$143,391	$145,918	$126,446

Dividends on preferred shares	8,049	7,703	7,703	7,704	7,703

Net income applicable to common shares	$145,221	$119,155	$135,688	$138,214	$118,743

Average common shares—basic	864,499	864,136	863,911	863,358	863,359
Average common shares—diluted	869,164	868,156	867,633	867,469	867,237
Net income per common share—basic	$0.17	$0.14	$0.16	$0.16	$0.14
Net income per common share—diluted	0.17	0.14	0.16	0.16	0.14
Cash dividends declared per common share	0.04	0.04	0.04	0.01	0.01
Return on average total assets	1.13%	0.92%	1.05%	1.11%	0.96%
Return on average common shareholders’ equity	11.4	9.3	10.8	11.6	10.3
Return on average tangible common shareholders’ equity (2)	13.5	11.2	13.0	13.3	12.7
Net interest margin (3)	3.40	3.38	3.34	3.40	3.42
Efficiency ratio (4)	63.8	64.0	63.5	62.7	64.7
Effective tax rate	25.4	24.9	21.4	25.1	21.6
Revenue—FTE
Net interest income	$417,209	$415,025	$406,478	$403,337	$404,330
FTE adjustment	3,935	3,479	3,658	3,834	3,945

Net interest income (3)	421,144	418,504	410,136	407,171	408,275
Noninterest income	285,320	229,352	258,559	255,767	236,945

Total revenue (3)	$706,464	$647,856	$668,695	$662,938	$645,220

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Significant Items

Definition of Significant Items

From time-to-time, revenue, expenses, or taxes, are impacted by items judged by us to be outside of ordinary banking activities and / or by items that, while they may be associated with ordinary banking activities, are so unusually large that their outsized impact is believed by us at that time to be infrequent or short-term in nature. We refer to such items as Significant Items. Most often, these Significant Items result from factors originating outside the company; e.g., regulatory actions / assessments, windfall gains, changes in accounting principles, one-time tax assessments / refunds, litigation actions, etc. In other cases, they may result from our decisions associated with significant corporate actions outside of the ordinary course of business; e.g., merger / restructuring charges, recapitalization actions, goodwill impairment, etc.

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

We believe the disclosure of Significant Items provides a better understanding of our performance and trends to ascertain which of such items, if any, to include or exclude from an analysis of our performance; i.e., within the context of determining how that performance differed from expectations, as well as how, if at all, to adjust estimates of future performance accordingly. To this end, we adopted a practice of listing Significant Items in our external disclosure documents; e.g., earnings press releases, investor presentations, Forms 10-Q and 10-K.

Significant Items for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below.

1.	Litigation Reserve. $23.5 million and $17.0 million of additions to litigation reserves were recorded as other noninterest expense in the first quarter of 2012 and 2011, respectively. This resulted in a negative impact of $0.02 per common share in 2012 and $0.01 per common share in 2011.

2.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share.

3.	Early Extinguishment of Debt. The positive impact relating to the early extinguishment of debt on our reported results was $9.7 million ($0.01 per common share) in the 2011 fourth quarter. This amount was recorded as a reduction to noninterest expense.

4.

Visa®-related Derivative Loss. Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received Class B shares of Visa® stock at the time of the Visa® IPO, and in the 2009 second quarter, we subsequently sold these Visa® stock shares. In the 2011 fourth quarter, a $6.4 million derivative loss due to an increase in the liability associated with the sale of these shares was recorded to noninterest income.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 2 - Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2012		December 31, 2011		March 31, 2011
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income - GAAP	$153,270		$126,858		$126,446
Earnings per share, after-tax		$0.17		$0.14		$0.14
Change from prior quarter - $		0.03		(0.02)		0.09
Change from prior quarter - %		21%		(13)%		180%
Change from year-ago - $		$0.03		$0.09		$0.13
Change from year-ago - %		21%		180%		1,300%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Bargain purchase gain	$11,409	$0.01	$—	$—	$—	$—
Litigation reserves addition	(23,500)	(0.02)	—	—	(17,028)	(0.01)
Gain on early extinguishment of debt	—	—	9,697	0.01	—	—
Visa®-related derivative loss	—	—	(6,385)	—	—	—

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Quarterly Average Balance Sheets

	Average Balances
	2012	2011
(dollar amounts in millions)	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	$100	$107	$164	$131	$130
Trading account securities	50	81	92	112	144
Federal funds sold and securities purchased under resale agreement	—	—	—	21	—
Loans held for sale	1,265	316	237	181	420
Available-for-sale and other securities:
Taxable	8,171	8,065	7,902	8,428	9,108
Tax-exempt	404	409	421	436	445

Total available-for-sale and other securities	8,575	8,474	8,323	8,864	9,553
Held-to-maturity securities—taxable	632	650	665	174	—
Loans and leases: (1)
Commercial:
Commercial and industrial	14,824	14,219	13,664	13,370	13,121
Commercial real estate:
Construction	598	533	670	554	611
Commercial	5,254	5,425	5,441	5,679	5,913

Commercial real estate	5,852	5,958	6,111	6,233	6,524

Total commercial	20,676	20,177	19,775	19,603	19,645

Consumer:
Automobile	4,576	5,639	6,211	5,954	5,701
Home equity	8,234	8,149	8,002	7,874	7,728
Residential mortgage	5,174	5,043	4,788	4,566	4,465
Other consumer	485	511	521	538	559

Total consumer	18,469	19,342	19,522	18,932	18,453

Total loans and leases	39,145	39,519	39,297	38,535	38,098
Allowance for loan and lease losses	(961)	(1,014)	(1,066)	(1,128)	(1,231)

Net loans and leases	38,184	38,505	38,231	37,407	36,867

Total earning assets	49,767	49,147	48,778	48,018	48,345

Cash and due from banks	1,012	1,671	1,700	1,068	1,299
Intangible assets	613	625	639	652	665
All other assets	4,225	4,221	4,142	4,160	4,291

Total assets	$54,656	$54,650	$54,193	$52,770	$53,369

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits - noninterest-bearing	$11,273	$10,716	$8,719	$7,806	$7,333
Demand deposits - interest-bearing	5,646	5,570	5,573	5,565	5,357
Money market deposits	13,141	13,594	13,321	12,879	13,492
Savings and other domestic deposits	4,817	4,706	4,752	4,778	4,701
Core certificates of deposit	6,510	6,769	7,592	8,079	8,391

Total core deposits	41,387	41,355	39,957	39,107	39,274
Other domestic time deposits of $250,000 or more	347	405	387	467	606
Brokered deposits and negotiable CDs	1,301	1,410	1,533	1,333	1,410
Deposits in foreign offices	430	434	401	347	374

Total deposits	43,465	43,604	42,278	41,254	41,664
Short-term borrowings	1,512	1,728	2,251	2,112	2,134
Federal Home Loan Bank advances	419	29	285	97	30
Subordinated notes and other long-term debt	2,652	2,866	3,030	3,249	3,525

Total interest-bearing liabilities	36,775	37,511	39,125	38,906	40,020

All other liabilities	1,116	978	1,017	913	994
Shareholders’ equity	5,492	5,445	5,332	5,145	5,022

Total liabilities and shareholders’ equity	$54,656	$54,650	$54,193	$52,770	$53,369

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 4 - Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2012	2011
	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	0.05%	0.06%	0.04%	0.22%	0.11%
Trading account securities	1.65	0.97	1.41	1.59	1.37
Federal funds sold and securities purchased under resale agreement	—	—	—	0.09	—
Loans held for sale	3.80	3.96	4.46	4.97	4.08
Available-for-sale and other securities:
Taxable	2.39	2.37	2.43	2.59	2.53
Tax-exempt	4.17	4.22	4.17	4.02	4.70

Total available-for-sale and other securities	2.47	2.46	2.52	2.66	2.63
Held-to-maturity securities—taxable	2.98	2.99	3.04	2.96	—
Loans and leases: (3)
Commercial:
Commercial and industrial	4.01	4.01	4.13	4.31	4.57
Commercial real estate:
Construction	3.85	4.78	3.87	3.37	3.36
Commercial	3.82	3.91	3.91	3.90	3.93

Commercial real estate	3.82	3.99	3.91	3.84	3.88

Total commercial	3.96	4.01	4.06	4.16	4.34

Consumer:
Automobile	4.87	4.80	4.89	5.06	5.22
Home equity	4.30	4.41	4.45	4.49	4.54
Residential mortgage	4.17	4.30	4.47	4.62	4.76
Other consumer	7.47	7.32	7.57	7.76	7.85

Total consumer	4.49	4.57	4.68	4.79	4.90

Total loans and leases	4.21	4.28	4.37	4.47	4.61

Total earning assets	3.91%	3.95%	4.02%	4.14%	4.24%

Liabilities
Deposits:
Demand deposits - noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits - interest-bearing	0.06	0.08	0.10	0.09	0.09
Money market deposits	0.26	0.32	0.41	0.40	0.50
Savings and other domestic deposits	0.45	0.52	0.69	0.74	0.81
Core certificates of deposit	1.60	1.69	1.95	2.04	2.07

Total core deposits	0.54	0.61	0.77	0.82	0.89
Other domestic time deposits of $250,000 or more	0.68	0.78	0.93	1.01	1.08
Brokered deposits and negotiable CDs	0.79	0.77	0.77	0.89	1.11
Deposits in foreign offices	0.18	0.19	0.26	0.26	0.20

Total deposits	0.55	0.61	0.77	0.82	0.90
Short-term borrowings	0.16	0.18	0.16	0.16	0.18
Federal Home Loan Bank advances	0.21	2.09	0.32	0.88	2.98
Subordinated notes and other long-term debt	2.74	2.56	2.43	2.39	2.34

Total interest-bearing liabilities	0.68%	0.74%	0.86%	0.91%	0.99%

Net interest rate spread	3.15%	3.15%	3.11%	3.19%	3.21%
Impact of noninterest-bearing funds on margin	0.25	0.23	0.22	0.21	0.22

Net interest margin	3.40%	3.38%	3.34%	3.40%	3.42%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5 - Average Loans/Leases and Deposits

	First Quarter		Fourth Quarter	1Q12 vs 1Q11		1Q12 vs 4Q11
(dollar amounts in millions)	2012	2011	2011	Amount	Percent	Amount	Percent
Loans/Leases
Commercial and industrial	$14,824	$13,121	$14,219	$1,703	13%	$605	4%
Commercial real estate	5,852	6,524	5,958	(672)	(10)	(106)	(2)

Total commercial	20,676	19,645	20,177	1,031	5	499	2
Automobile	4,576	5,701	5,639	(1,125)	(20)	(1,063)	(19)
Home equity	8,234	7,728	8,149	506	7	85	1
Residential mortgage	5,174	4,465	5,043	709	16	131	3
Other loans	485	559	511	(74)	(13)	(26)	(5)

Total consumer	18,469	18,453	19,342	16	—	(873)	(5)

Total loans and leases	$39,145	$38,098	$39,519	$1,047	3%	$(374)	(1)%

Deposits
Demand deposits—noninterest-bearing	$11,273	$7,333	$10,716	$3,940	54%	$557	5%
Demand deposits—interest-bearing	5,646	5,357	5,570	289	5	76	1
Money market deposits	13,141	13,492	13,594	(351)	(3)	(453)	(3)
Savings and other domestic time deposits	4,817	4,701	4,706	116	2	111	2
Core certificates of deposit	6,510	8,391	6,769	(1,881)	(22)	(259)	(4)

Total core deposits	41,387	39,274	41,355	2,113	5	32	—
Other deposits	2,078	2,390	2,249	(312)	(13)	(171)	(8)

Total deposits	$43,465	$41,664	$43,604	$1,801	4%	$(139)	(0)%

2012 First Quarter versus 2011 First Quarter

Fully-taxable equivalent net interest income increased $12.9 million, or 3%, from the year-ago quarter. This reflected a $1.4 billion, or 3%, increase in average total earning assets, partially offset by a 2 basis point decline in the FTE net interest margin. The increase in average earning assets reflected:

•	$1.0 billion, or 3%, increase in average total loans and leases.

•	$0.8 billion, or 201%, increase in average loans held for sale.

•	$0.6 billion in average held-to-maturity securities compared with none in the year-ago quarter.

Partially offset by:

•	$1.0 billion, or 10%, decrease in average total available-for-sale and other securities.

The 2 basis point decline in the FTE net interest margin reflected the reduction in derivatives income, lower loan and securities yields, partially offset by the positive impacts of increases in low cost deposits and improved deposit pricing.

The $1.0 billion, or 3%, increase in average total loans and leases primarily reflected:

•

$1.7 billion, or 13%, growth in the average C&I portfolio reflected a combination of factors including the benefits from our strategic initiatives focusing on large corporate and equipment finance. In addition, we continued to see growth in more traditional middle-market, and business banking loans. This growth was evident despite line utilization rates that remained well below historical norms.

•	$0.7 billion, or 16%, increase in average residential mortgages that were predominantly 15-year fixed rate loans.

•	$0.5 billion, or 7%, increase in average home equity loans with over 70% of new originations in a first lien position.

Partially offset by:

•

$1.1 billion, or 20%, decrease in the average automobile portfolio. This reflected the securitization and sale of $1.0 billion of such loans in the 2011 third quarter and the reclassification of automobile loans to loans held for sale related to the securitization and sale in the 2012 first quarter of $1.3 billion of auto loans.

•

$0.7 billion, or 10%, decrease in the average CRE portfolio, reflected the continued execution of our plan to reduce the total CRE exposure, primarily in the noncore CRE portfolio. This reduction is expected to continue, evidenced by the combined impact of amortization, paydowns, refinancing, and restructures.

The $1.8 billion, or 4%, increase in average total deposits from the year-ago quarter reflected:

•

$2.1 billion, or 5%, growth in average total core deposits. The drivers of this change were a $3.9 billion, or 54%, growth in average noninterest-bearing demand deposits, partially offset by $1.9 billion, or 22%, decline in average core certificates of deposit, and $0.4 billion, or 3%, decline in average money market deposits.

Partially offset by:

•	$0.3 billion, or 43%, decline in average other domestic deposits of $250,000 or more, reflecting a strategy of reducing such noncore funding.

2012 First Quarter versus 2011 Fourth Quarter

Fully-taxable equivalent net interest income increased $2.6 million, or 1%, from the 2011 fourth quarter. This reflected a $0.6 billion, or 1%, increase in average earning assets and a 2 basis point increase in the FTE net interest margin. While average earning assets increased, average total loans and leases declined $0.4 billion, or 1%. This reflected the reclassification of automobile loans to loans held for sale related to the securitization and sale in the 2012 first quarter of $1.3 billion of auto loans. The primary items impacting the increase in the fully-taxable equivalent net interest margin were:

•	7 basis points positive impact from improved deposit pricing and an increase in low cost funding.

Partially offset by:

•	5 basis points negative impact from lower earning asset yields and a shift to lower-yield, higher quality credits.

The $0.4 billion, or 1% (4% annualized), decrease in average total loans and leases from the 2011 fourth quarter reflected:

•

$1.1 billion, or 19% (75% annualized), decline in average automobile loans. Automobile loan origination levels remained strong throughout the quarter. The decline in first quarter average balances reflected the reclassification of $1.3 billion of auto loans to loans held for sale at the end of the prior quarter, which were subsequently securitized and sold in a transaction on March 8, 2012.

Partially offset by:

•

$0.6 billion, or 4% (17% annualized), growth in the average C&I portfolio. The growth in the C&I portfolio reflected increased activity from several business lines including large corporate, dealer floorplan, and equipment finance.

The $0.1 billion, or less than 1% (1% annualized), decrease in average total deposits from the 2011 fourth quarter reflected:

•	$0.5 billion, or 3% (13% annualized), decrease in average money market deposits.

•	$0.3 billion, or 4% (15% annualized), decrease in core certificates of deposits.

Partially offset by:

•	$0.6 billion, or 5% (21% annualized), increase in noninterest-bearing demand deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2012 first quarter was $34.4 million, a decrease of $10.9 million, or 24%, from the prior quarter, and $15.0 million, or 30%, from the year-ago quarter. These declines reflected the combination of lower total NCOs, total NPAs, and commercial Criticized loans as a result of improvement in the underlying quality of the loan portfolio. The reduction in commercial Criticized loans reflected the resolution of problem credits for which reserves had been previously established. The current quarter’s provision for credit losses was $48.6 million less than total NCOs. (See Credit Quality discussion).

Noninterest Income

(This section should be read in conjunction with Significant Items 2 and 4.)

The following table reflects noninterest income for each of the past five quarters:

Table 6 - Noninterest Income

	2012	2011				1Q12 vs 1Q11		1Q12 vs 4Q11
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$60,292	$63,324	$65,184	$60,675	$54,324	$5,968	11%	$(3,032)	(5)%
Trust services	30,906	28,775	29,473	30,392	30,742	164	1	2,131	7
Electronic banking	18,630	18,282	32,901	31,728	28,786	(10,156)	(35)	348	2
Mortgage banking income	46,418	24,098	12,791	23,835	22,684	23,734	105	22,320	93
Brokerage income	19,260	18,688	20,349	20,819	20,511	(1,251)	(6)	572	3
Insurance income	18,875	17,906	17,220	16,399	17,945	930	5	969	5
Bank owned life insurance income	13,937	14,271	15,644	17,602	14,819	(882)	(6)	(334)	(2)
Capital markets fees	9,982	9,811	11,256	8,537	6,936	3,046	44	171	2
Gain on sale of loans	26,770	2,884	19,097	2,756	7,207	19,563	271	23,886	828
Automobile operating lease income	3,775	4,727	5,890	7,307	8,847	(5,072)	(57)	(952)	(20)
Securities gains (losses)	(613)	(3,878)	(1,350)	1,507	40	(653)	(1,633)	3,265	(84)
Other income	37,088	30,464	30,104	34,210	24,104	12,984	54	6,624	22

Total noninterest income	$285,320	$229,352	$258,559	$255,767	$236,945	$48,375	20%	$55,968	24%

2012 First Quarter versus 2011 First Quarter

The $48.4 million, or 20%, increase in total noninterest income from the year-ago quarter reflected:

•

$23.7 million, or 105%, increase in mortgage banking income. This primarily reflected an $11.5 million increase in origination and secondary marketing income, as originations increased 25% from the year-ago period, and an $11.1 million increase in MSR net hedging income.

•	$19.6 million, or 271%, increase in gain on sale of loans, as the current quarter included a $23.0 million automobile loan securitization gain.

•	$13.0 million, or 54%, increase in other income, which reflected the $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition.

•	$6.0 million, or 11%, increase in service charges on deposits, primarily reflecting continued strong customer growth.

Partially offset by:

•	$10.2 million, or 35%, decrease in electronic banking income, related to implementing the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•	$5.1 million, or 57%, decline in automobile operating lease income reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

2012 First Quarter versus 2011 Fourth Quarter

The $56.0 million, or 24%, increase in total noninterest income from the prior quarter reflected:

•	$23.9 million, or 828%, increase in gain on sale of loans, as the current quarter included a $23.0 million automobile loan securitization gain.

•

$22.3 million, or 93%, increase in mortgage banking income. This primarily reflected a $10.1 million increase in origination and secondary marketing income and an $11.7 million increase in net MSR hedging income.

•

$6.6 million, or 22%, increase in other income, which reflected the $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition and the absence of a $6.4 million Visa®-related derivative loss compared to the 2011 fourth quarter, partially offset by a $7.2 million reduction in mezzanine gains.

Noninterest Expense

(This section should be read in conjunction with Significant Items 1 and 3.)

The following table reflects noninterest expense for each of the past five quarters:

Table 7 - Noninterest Expense

	2012	2011				1Q12 vs 1Q11		1Q12 vs 4Q11
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Personnel costs	$243,498	$228,101	$226,835	$218,570	$219,028	$24,470	11%	$15,397	7%
Outside data processing and other services	42,058	53,422	49,602	43,889	40,282	1,776	4	(11,364)	(21)
Net occupancy	29,079	26,841	26,967	26,885	28,436	643	2	2,238	8
Equipment	25,545	25,884	22,262	21,921	22,477	3,068	14	(339)	(1)
Deposit and other insurance expense	20,738	18,481	17,492	23,823	17,896	2,842	16	2,257	12
Marketing	16,776	16,379	22,251	20,102	16,895	(119)	(1)	397	2
Professional services	11,230	16,769	20,281	20,080	13,465	(2,235)	(17)	(5,539)	(33)
Amortization of intangibles	11,531	13,175	13,387	13,386	13,370	(1,839)	(14)	(1,644)	(12)
Automobile operating lease expense	2,854	3,362	4,386	5,434	6,836	(3,982)	(58)	(508)	(15)
OREO and foreclosure expense	4,950	5,009	4,668	4,398	3,931	1,019	26	(59)	(1)
Gain on early extinguishment of debt	—	(9,697)	—	—	—	—	—	9,697	(100)
Other expense	54,417	32,548	30,987	29,921	48,083	6,334	13	21,869	67

Total noninterest expense	$462,676	$430,274	$439,118	$428,409	$430,699	$31,977	7%	$32,402	8%

Number of employees (full-time equivalent), at period-end	11,166	11,245	11,473	11,457	11,319	(153)	(1)%	(79)	(1)%

2012 First Quarter versus 2011 First Quarter

The $32.0 million, or 7%, increase in total noninterest expense from the year-ago quarter reflected:

•

$24.5 million, or 11%, increase in personnel costs, which primarily reflected increased salaries and benefits, including an increase in commissions and incentive compensation expense due to improved performance metrics and results.

•	$6.3 million, or 13%, increase in other expense, which reflected a $6.5 million increase in the addition to litigation reserves.

2012 First Quarter versus 2011 Fourth Quarter

The $32.4 million, or 8%, increase in total noninterest expense from the prior quarter reflected:

•	$21.9 million, or 67%, increase in other expense, which reflected the $23.5 million addition to litigation reserves.

•

$15.4 million, or 7%, increase in personnel costs, which was impacted by approximately $9 million of costs related to the annual payroll tax resets, other benefit expenses, and an increase in incentive compensation due to improved metrics and results.

•	$9.7 million gain on the early extinguishment of debt related to the exchange of certain trust preferred securities in the prior quarter.

Partially offset by:

•	$11.4 million, or 21%, decrease in outside data processing and other services, which reflected the fourth quarter 2011 completion of the conversion to a new debit card processer.

•	$5.5 million, or 33%, decline professional services, which reflected lower legal and consulting related expenses.

Provision for Income Taxes

The provision for income taxes in the 2012 first quarter was $52.2 million. This compared with a provision for income taxes of $42.0 million in the 2011 fourth quarter and $34.7 million in the 2011 first quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At March 31, 2012, we had a net deferred tax asset of $302.4 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at March 31, 2012. As of March 31, 2012, there is no disallowed deferred tax asset for regulatory capital purposes compared to $39.1 million and $89.9 million at December 31, 2011 and March 31, 2011, respectively.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2007. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006 and 2007 tax returns. We believe our positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, we entered into discussions with the Appeals Division of the IRS. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the 2011 third quarter, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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

We identify primary risks, and the sources of those risks, within each business unit. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee and board of directors.

We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2011 Form 10-K and subsequent filings with the SEC. Additionally, the MD&A included in our 2011 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2011 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2011 Form 10-K.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our available-for-sale and other investment and held-to-maturity securities portfolios (see Note 4 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and for trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in our continuing focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use additional quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and treatment strategies for delinquent or stressed borrowers.

Loan and Lease Credit Exposure Mix

At March 31, 2012, our loans and leases totaled $40.7 billion, representing a $1.8 billion, or 5%, increase compared to $38.9 billion at December 31, 2011, primarily reflecting growth in the C&I portfolio. This C&I loan growth included a $0.1 billion impact from the FDIC-assisted purchase of Fidelity Bank and a $0.4 billion impact from the purchase of a portfolio of high quality municipal equipment leases. In addition to these impacts, the C&I loan portfolio reflected a continuation of growth experienced over recent quarters. Also, the automobile portfolio increased $0.3 billion (see Automobile Portfolio discussion).

At March 31, 2012, commercial loans and leases totaled $21.9 billion, and represented 53% of our total credit exposure. Our commercial loan portfolio represents a higher percentage of our overall loan and lease portfolio compared to recent quarters as a result of the transactions noted above. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to grow our C&I portfolio, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. Also, our Equipment Finance area is targeting larger equipment financings in the manufacturing sector in addition to our core products. We also expanded our Large Corporate Banking area with sufficient resources to ensure we appropriately recognize and manage the risks associated with this type of lending.

CRE – CRE loans consist of loans for income-producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE – Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, and condominiums), office, and warehouse project types. Generally, these loans are for construction projects that have been presold or preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans and leases were $18.8 billion at March 31, 2012, and represented 47% of our total loan and lease credit exposure. The consumer portfolio was primarily diversified among automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 3% of our total automobile portfolio at March 31, 2012. We have successfully implemented a loan securitization strategy to maintain our established portfolio concentration limits.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or second-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. The portfolio’s credit risk profile is substantially reduced when we hold a first-lien position. During the first three-month period of 2012, 74% of our home equity portfolio originations were secured by a first-lien. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans. The combination provides a strong base when assessing the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at March 31, 2012, 51% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of accounting reserve for representations and warranties related to residential mortgage loans sold has been established to address the repurchase risk inherent in the portfolio (see Operational Risk section).

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition

	2012		2011
(dollar amounts in millions)	March 31, (1)		December 31,		September 30,		June 30,		March 31,
Commercial:(2)
Commercial and industrial	$15,838	39%	$14,699	38%	$13,939	36%	$13,544	34%	$13,299	35%
Commercial real estate:
Construction	597	1	580	1	520	1	591	2	587	2
Commercial	5,443	13	5,246	13	5,414	14	5,573	14	5,711	15

Total commercial real estate	6,040	14	5,826	14	5,934	15	6,164	16	6,298	17

Total commercial	21,878	53	20,525	52	19,873	51	19,708	50	19,597	52

Consumer:
Automobile	4,787	12	4,458	11	5,558	14	6,190	16	5,802	15
Home equity	8,261	20	8,215	21	8,079	21	7,952	20	7,784	20
Residential mortgage	5,284	13	5,228	13	4,986	13	4,751	12	4,517	12
Other consumer	469	2	498	3	516	1	525	2	546	1

Total consumer	18,801	47	18,399	48	19,139	49	19,418	50	18,649	48

Total loans and leases	$40,679	100%	$38,924	100%	$39,012	100%	$39,126	100%	$38,246	100%

(1)	Includes $521 million of loans recorded at fair value related to the FDIC-assisted Fidelity Bank acquisition.
(2)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 9 - Loan and Lease Portfolio by Collateral Type

	2012		2011
(dollar amounts in millions)	March 31, (1)		December 31,		September 30,		June 30,		March 31,
Secured loans:
Real estate - commercial	$9,326	24%	$9,557	25%	$9,554	24%	$9,781	25%	$9,931	26%
Real estate - consumer	13,470	34	13,444	35	13,065	33	12,703	32	12,300	32
Vehicles	6,623	16	6,021	16	6,898	18	7,594	19	7,333	19
Receivables/Inventory	4,749	12	4,450	12	4,297	11	4,171	11	3,819	10
Machinery/Equipment	2,536	6	1,994	5	1,864	5	1,784	5	1,787	5
Securities/Deposits	733	2	800	2	805	2	802	2	778	2
Other	983	2	1,018	1	1,103	3	1,095	3	1,139	3

Total secured loans and leases	38,420	96	$37,284	96%	37,586	96	37,930	97	37,087	97
Unsecured loans and leases	1,738	4	1,640	4	1,426	4	1,196	3	1,159	3

Total loans and leases	$40,158	100%	38,924	100%	$39,012	100%	$39,126	100%	$38,246	100%

(1)	Excludes $521 million of loans acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.

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

In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate ALLL amount for the commercial portfolio. A centralized portfolio management team monitors and reports on the performance of the entire commercial portfolio, including small business loans, to provide consistent oversight.

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

Our standardized loan grading system considers many components that directly correlate to loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and creditworthiness, along with various key financial metrics such as liquidity and net worth, assuming such information is available. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in our risk ratings for such loans, which is directly tied to, and an integral component of, our ALLL methodology. When a loan goes to impaired status, viable guarantor support is considered in the determination of the recognition of a loan loss.

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

C&I PORTFOLIO

The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the on-going operations of the business. Generally, the loans are secured with the financing of the borrower’s assets, such as equipment, accounts receivable, and/or inventory. In many cases, the loans are secured by real estate, although the operation, sale, or refinancing of the real estate is not a primary source of repayment for the loan. For loans secured by real estate, appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements.

There were no commercial loan segments considered an industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and transportation. We manage the risks inherent in this portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.

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

CRE PORTFOLIO

We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. Additionally, we established a limit to our CRE exposure of no more than the amount of Tier 1 risk-based capital plus the ACL. We have been actively reducing our CRE exposure during the past several years, and our CRE exposure met this established limit at March 31, 2012. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on higher-risk classes. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

Each CRE loan is classified as either core or noncore. We believe segregating the noncore CRE from core CRE improves our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $3.9 billion at March 31, 2012, representing 70% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance, and as such, we do not anticipate an elevated level of problem loans in the core portfolio.

A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $1.8 billion at December 31, 2011, to $1.7 billion at March 31, 2012, and represented 30% of total CRE loans. Of the loans in the noncore portfolio at March 31, 2012, 69% were categorized as Pass, 95% had guarantors, nearly 100% were secured, and 89% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.2 billion, or 11%, of related outstanding balances, are classified as NALs. SAD administered $0.7 billion, or 40%, of total noncore CRE loans at March 31, 2012. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 10 - Commercial Real Estate - Core vs. Noncore Portfolios (1)

	March 31, 2012
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (2)	Loans
Total core	$3,947	$14	$110	2.79%	3.13%	$24

Noncore - SAD (3)	694	237	168	24.21	43.50	173
Noncore - Other	1,020	17	67	6.57	8.10	8

Total noncore	1,714	254	235	13.71	24.85	181

Total commercial real estate	$5,661	$268	$345	6.09%	10.34%	$205

	December 31, 2011
Total core	$3,978	$25	$125	3.14%	3.75%	$26

Noncore - SAD (3)	735	253	182	24.76	44.03	195
Noncore - Other	1,113	17	88	7.91	9.29	9

Total noncore	1,848	270	270	14.61	25.50	204

Total commercial real estate	$5,826	$295	$395	6.78%	11.27%	$230

(1)	Excludes $378 million of commercial real estate loans acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.
(2)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(3)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at March 31, 2012, declined $0.2 billion, or 3%, compared with December 31, 2011. Of this decline, 81% occurred in the noncore segment, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. The reduction in the core segment is a result of normal portfolio attrition combined with limited origination activity. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions. We anticipate CRE loans will continue to experience low levels of declines from current levels as the runoff in the noncore portfolio is partially offset by limited new core originations.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At March 31, 2012, the ACL related to the noncore portfolio was 13.71%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 43.50% credit mark associated with the SAD-managed noncore portfolio is an indicator of the aggressive portfolio management strategy employed for this portfolio.

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

AUTOMOBILE PORTFOLIO

Our strategy in the automobile portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTVs, terms, and a reasonable level of profitability. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and entering new markets can be associated with increased risk levels, we believe our strategy and operational capabilities significantly mitigate these risks.

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standard while growing the portfolio. We have developed and implemented a loan securitization strategy to ensure we remain within our established portfolio concentration limits.

During the 2012 first quarter, we transferred automobile loans totaling $1.3 billion to a trust in a securitization transaction. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, we recognized a $23.0 million gain on sale which is reflected in other noninterest income and recorded a $19.9 million servicing asset which is reflected in accrued income and other assets.

RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. The continued stress on home prices has caused the performance in these portfolios to remain weaker than historical levels. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated in 2006 and earlier. We continue to evaluate all of our policies and processes associated with managing these portfolios. Our loss mitigation and foreclosure activities are consolidated in one location under common management. This structure allows us to focus on effectively helping our customers with the appropriate solution for their specific circumstances.

Table 11 - Selected Home Equity and Residential Mortgage Portfolio

Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by second-lien
(dollar amounts in millions)	03/31/12	12/31/11	03/31/12	12/31/11	03/31/12	12/31/11
Ending balance(1)	$3,967	$3,815	$4,281	$4,400	$5,222	$5,228
Portfolio weighted average LTV ratio(1), (2)	71%	71%	81%	81%	77%	77%
Portfolio weighted average FICO score(1), (3)	749	749	732	734	733	731

	Home Equity				Residential Mortgage (4)
	Secured by first-lien		Secured by second-lien
	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Originations	$427	$404	$147	$194	$202	$304
Origination weighted average LTV ratio(2)	71%	71%	81%	82%	78%	82%
Origination weighted average FICO score(3)	772	767	757	756	755	755

(1)	Excludes $62 million of residential mortgage loans and $13 million of home equity loans acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.
(2)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(3)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(4)	Represents only owned-portfolio originations.

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

At March 31, 2012, 48% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the first three-month period of 2012, 74% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services. The combination of high quality borrowers as measured by financial condition and FICO score, as well as the lien position, provide a high degree of confidence regarding the performance of the 2009-2011 originations.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a balloon payment and represents a majority of the line-of-credit portfolio at March 31, 2012. As previously discussed, a significant portion of recent originations are secured by first-liens on the underlying property as high quality borrowers take advantage of the low variable-rates available with a line-of-credit. If the current 30-year fixed-rate declines substantially from its already low level, we would anticipate some portion of these first-lien line-of-credit borrowers to refinance to a more traditional residential mortgage at a fixed-rate.

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

We continue to make origination policy adjustments based on our assessment of an appropriate risk profile, as well as industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. Regulatory guidance published in January 2012 addressed specific risks and required actions within the home equity portfolio associated with second-lien loans. At March 31, 2012, 52% of our home equity portfolio is secured by second-lien mortgages. We believe our Credit Risk Management systems allow for effective portfolio analysis and segmentation to identify the highest risk exposures in the portfolio. Our disclosures regarding lien position, FICO distribution, and geographical distribution are examples of segmentation analysis. The collateral value assessment is an important component of the overall credit risk analysis, although from a practical standpoint, there are very few instances of available equity in second-lien default situations. We have established a 100% LGD for second-lien exposures. We have identified an emerging trend where borrowers are making a purposeful financial decision to stop making required payments on the second-lien, and in some cases, the first-lien. This strategic default scenario is generally associated with borrowers that have very limited or no history of delinquency. These accounts also tend to migrate quickly from a current status to charge-off without the historical stops at each delinquency stage. The resulting increase in the relative speed of the migration from current status to charge-off represents a negative impact to the longer term performance of the portfolio. Effective with the 2012 first quarter, any second-lien loan associated with a nonaccruing first-lien loan is also placed on nonaccrual status. This action resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter. Also contained in the regulatory guidance was an item associated with maturing HELOCs. Even in situations where the product contains an amortization period at the conclusion of the draw period, there will likely be a payment shock to the borrower. This is a risk embedded in the portfolio that we address with proactive contact strategies beginning 180 days prior to maturity. In certain circumstances, our Home Savers team is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

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

At March 31, 2012, 51% of our total residential mortgage loan portfolio had adjustable rates. At March 31, 2012, ARM loans that were expected to have rates reset totaled $1.8 billion through 2015. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the first three-month period of 2012, we closed $228 million in HARP residential mortgages and $6 million in HAMP residential mortgages that are either in our residential mortgage portfolio or serviced for others. We utilize these programs to enhance our existing strategies of working closely with our customers. As the majority of these refinancings are associated with residential mortgages that are serviced for others, our exposure to redefault risk is minimal.

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

Credit quality performance in the 2012 first quarter reflected a continued improvement in the overall loan portfolio relating to NCO activity, as well as in key credit quality metrics, including an 11% decline in NPAs and an 8% decline in the level of commercial Criticized loans. Also, our ACL coverage ratios improved compared to the prior quarter. Our ACL as a percentage of NPAs improved to 183% at March 31, 2012 compared with 172% at December 31, 2011.

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

C&I and CRE loans are placed on nonaccrual status at 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Second-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12 - Nonaccrual Loans and Leases and Nonperforming Assets

	2012	2011
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Nonaccrual loans and leases:
Commercial and industrial	$142,492	$201,846	$209,632	$229,327	$260,397
Commercial real estate	205,105	229,889	257,086	291,500	305,793
Residential mortgage	74,114	68,658	61,129	59,853	44,812
Home equity	45,847	40,687	37,156	33,545	25,255

Total nonaccrual loans and leases(1)	467,558	541,080	565,003	614,225	636,257
Other real estate owned, net
Residential(2)	31,850	20,330	18,588	20,803	28,668
Commercial	16,897	18,094	19,418	17,909	25,961

Total other real estate owned, net	48,747	38,424	38,006	38,712	54,629
Other nonperforming assets(3)	10,772	10,772	10,972	—	—

Total nonperforming assets	$527,077	$590,276	$613,981	$652,937	$690,886

Nonaccrual loans as a % of total loans and leases	1.15%	1.39%	1.45%	1.57%	1.66%
Nonperforming assets ratio(4)	1.29	1.51	1.57	1.67	1.80

(1)	All loans acquired as part of the FDIC-assisted Fidelity Bank acquisition accrue interest as performing loans or as purchased impaired loans in accordance with ASC 310-30; therefore, none of the acquired loans were reported as nonaccrual at March 31, 2012.
(2)	Nonperforming assets include $7,986 thousand of residential real estate owned acquired as part of the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.
(3)	Other nonperforming assets represent an investment security backed by a municipal bond.
(4)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate.

The $63.2 million, or 11%, decline in NPAs compared with December 31, 2011, primarily reflected:

•

$59.4 million, or 29%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•

$24.8 million, or 11%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs. This activity represents the continuation of an improving trend evident over the past several quarters. We continue to focus on early recognition of risks and targeted actions through our on-going portfolio management processes.

Partially offset by:

•	$10.3 million, or 27%, increase in OREO, primarily reflecting the impact of the FDIC-assisted acquisition of Fidelity Bank.

•

$5.5 million, or 8%, increase in NALs secured by residential mortgages, primarily reflecting the current weak economic conditions and the decline of residential real estate property values. The NAL balances have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of additional loss on these loans.

•

$5.2 million, or 13%, increase in home equity NALs, primarily reflecting our implementation of regulatory guidance issued in the 2012 first quarter (see ACL section). This action resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter.

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.

TDR Loans

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

TDRs are modified loans in which a concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13 - Accruing and Nonaccruing Troubled Debt Restructured Loans (1)

	2012	2011
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Troubled debt restructured loans - accruing:
Commercial and industrial	$53,795	$54,007	$77,509	$62,272	$65,190
Commercial real estate	231,923	249,968	244,089	177,854	141,272
Automobile	35,521	36,573	37,371	29,059	29,611
Home equity	59,270	52,224	47,712	37,067	39,704
Residential mortgage	294,836	309,678	304,365	313,772	333,492
Other consumer	4,233	6,108	4,513	8,910	9,173

Total troubled debt restructured loans - accruing	679,578	708,558	715,559	628,934	618,442

Troubled debt restructured loans - nonaccruing:

Commercial and industrial	26,886	48,553	27,410	29,069	19,531
Commercial real estate	39,606	21,968	46,854	48,676	18,327
Home equity	334	369	166	28	14
Residential mortgage	29,549	26,089	20,877	14,378	8,523
Other consumer	113	113	113	112	—

Total troubled debt restructured loans - nonaccruing	96,488	97,092	95,420	92,263	46,395

Total troubled debt restructured loans	$776,066	$805,650	$810,979	$721,197	$664,837

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered troubled debt restructured loans.

The fo1lowing table reflects TDR activity for each of the past five quarters:

Table 14 - TDR Activity

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First
TDRs, beginning of period	$805,650	$810,979	$721,197	$664,838	$666,880
New TDRs(1)	136,237	99,603	170,800	207,090	105,946
Payments	(40,120)	(67,470)	(25,124)	(25,790)	(20,083)
Charge-offs	(25,042)	(7,440)	(12,376)	(7,620)	(9,905)
Sales	(5,036)	(8,089)	(5,310)	(33,855)	(7,461)
Refinanced to non-TDR	—	—	(4,851)	(21,118)	(14,122)
Transfer to OREO	(1,472)	(2,658)	(1,114)	(426)	(818)
Restructured TDRs(2)	(88,580)	(28,576)	(57,611)	(42,435)	(31,751)
Other	(5,571)	9,301	25,368	(19,487)	(23,848)

TDRs, end of period	$776,066	$805,650	$810,979	$721,197	$664,838

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered TDRs.
(2)	Represents existing commercial TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2012 first quarter was $34.4 million, compared with $45.3 million in the prior quarter and $49.4 million in the year-ago quarter. (See Provision for Credit Losses discussion).

We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, we also consider the impact of declining residential real estate values and the diversification of CRE loans.

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks improved as a result of the asset quality improvement. The coverage ratios of NALs, Criticized, and Classified loans have significantly improved in recent quarters despite the decline in the ACL level. For example, the ACL coverage ratio associated with NALs was 206% at March 31, 2012, compared with 187% at December 31, 2011 and 185% at March 31, 2011.

We have incorporated recent regulatory guidance which focused on home equity loans, specifically second-lien loans when the related first-lien loan is delinquent, into our ACL adequacy analysis processes. As we evaluated this guidance in the context of the continued economic strain on some of our borrowers, we determined it was appropriate to assess borrower risk at a more granular level in order to ensure we had identified the incurred risk embedded within our portfolios secured by residential real estate, particularly the home equity second-lien portfolio. In addition to the updated FICO score for each borrower and the delinquency status of each Huntington loan, our analysis considers any non-delinquent Huntington loan secured by residential real estate when the borrower has a significant delinquency on the most recent credit bureau report.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 15 - Allocation of Allowance for Credit Losses (1), (2)

	2012		2011
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial
Commercial and industrial	$246,026	39%	$275,367	38%	$285,254	36%	$281,016	35%	$299,564	35%

Commercial real estate	339,494	14	388,706	14	418,895	15	463,874	16	511,068	17

Total commercial	585,520	53	664,073	52	704,149	51	744,890	51	810,632	52

Consumer

Automobile	36,552	12	38,282	11	49,402	14	55,428	16	50,862	15

Home equity	168,898	20	143,873	21	139,616	21	146,444	20	149,370	20

Residential mortgage	89,129	13	87,194	13	98,974	13	98,992	12	96,741	12

Other consumer	32,970	2	31,406	3	27,569	1	25,372	1	25,621	1

Total consumer	327,549	47	300,755	48	315,561	49	326,236	49	322,594	48

Total allowance for loan and lease losses	913,069	100%	964,828	100%	1,019,710	100%	1,071,126	100%	1,133,226	100%

Allowance for unfunded loan commitments	50,934		48,456		38,779		41,060		42,211

Total allowance for credit losses	$964,003		$1,013,284		$1,058,489		$1,112,186		$1,175,437

Total allowance for loan and leases losses as % of: (1)
Total loans and leases (3)		2.24%		2.48%		2.61%		2.74%		2.96%
Nonaccrual loans and leases (4)		195		178		180		174		178
Nonperforming assets (5)		173		163		166		164		164
Total allowance for credit losses as % of: (1)
Total loans and leases (3)		2.37%		2.60%		2.71%		2.84%		3.07%
Nonaccrual loans and leases (4)		206		187		187		181		185
Nonperforming assets (5)		183		172		172		170		170

(1)	In accordance with ASC 805, no allowance for credit losses was recorded for the loans acquired in the FDIC-assisted Fidelity Bank acquisition.
(2)	Percentages represent the percentage of each loan and lease category to total loans and leases. Total loans and leases include loans acquired in the FDIC-assisted Fidelity Bank acquisition.
(3)	Total loans and leases include loans acquired in the FDIC-assisted Fidelity Bank acquisition at March 31, 2012.
(4)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual at March 31, 2012.
(5)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual, however, nonperforming assets included $8.0 million of other real estate owned related to the FDIC-assisted Fidelity Bank acquisition.

The reduction in the ALLL, compared with December 31, 2011, reflected a decline in the commercial portfolio, partially offset by an increase in the consumer portfolio.

The decline in the commercial-related ALLL reflected NCOs on loans with specific reserves, and an overall reduction in the level of commercial Criticized loans. Commercial Criticized loans are commercial loans rated as OLEM, Substandard, Doubtful, or Loss. As shown in the table below, commercial Criticized loans declined $169.9 million, or 8%, from December 31, 2011, reflecting significant upgrade and payment activity.

Table 16 - Criticized Commercial Loan Activity

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Criticized commercial loans, beginning of period	$2,146,607	$2,291,086	$2,379,149	$2,660,791	$3,074,481
New additions / increases (1)	209,672	290,936	357,057	250,422	169,884
Advances	25,200	41,573	46,148	44,442	61,516
Upgrades to Pass	(136,771)	(139,029)	(252,388)	(271,698)	(238,518)
Payments	(216,765)	(279,691)	(180,845)	(231,819)	(294,564)
Loan losses	(51,238)	(58,268)	(58,035)	(72,989)	(112,008)

Criticized commercial loans, end of period	$1,976,705	$2,146,607	$2,291,086	$2,379,149	$2,660,791

(1)	Does not include any Criticized commercial loans acquired in the FDIC-assisted Fidelity Bank acquisition.

The increase in the consumer-related ALLL primarily reflected an increase in the home equity-related ALLL as a result of financial difficulties experienced by residential mortgage and home equity second-lien borrowers as previously discussed in this section.

The ACL to total loans declined to 2.37% at March 31, 2012 compared to 2.60% at December 31, 2011. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of problem loans and aggressive action plans for these problem loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. However, the overall economic conditions improved only slightly in the 2012 first quarter and the residential real estate market remained stressed. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some of our retail and commercial borrowers.

The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. We do not anticipate any meaningful improvement in the near-term. A trend of purposeful delinquencies or strategic defaults has begun impacting both NCO and NAL levels in the residential real estate secured portfolios. These borrower actions drove writedowns and increased NAL levels in the residential mortgage and first-lien home equity portfolio, and NCOs in the second-lien home equity portfolio. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

The following table reflects NCO detail for each of the last five quarters:

Table 17 - Quarterly Net Charge-off Analysis

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$28,495	$10,913	$17,891	$18,704	$42,191
Commercial real estate:
Construction	(1,186)	(2,471)	1,450	4,145	28,400
Commercial	11,692	30,854	22,990	23,450	39,283

Commercial real estate	10,506	28,383	24,440	27,595	67,683

Total commercial	39,001	39,296	42,331	46,299	109,874

Consumer:
Automobile	3,078	4,237	3,863	2,255	4,712
Home equity	23,729	23,419	26,222	25,441	26,715
Residential mortgage	10,570	9,732	11,562	16,455	18,932
Other consumer	6,614	7,233	6,577	7,084	4,850

Total consumer	43,991	44,621	48,224	51,235	55,209

Total net charge-offs	$82,992	$83,917	$90,555	$97,534	$165,083

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.77%	0.31%	0.52%	0.56%	1.29%
Commercial real estate:
Construction	(0.79)	(1.85)	0.87	2.99	18.59
Commercial	0.89	2.27	1.69	1.65	2.66

Commercial real estate	0.72	1.91	1.60	1.77	4.15

Total commercial	0.75	0.78	0.86	0.94	2.24

Consumer:
Automobile	0.27	0.30	0.25	0.15	0.33
Home equity	1.15	1.15	1.31	1.29	1.38
Residential mortgage	0.82	0.77	0.97	1.44	1.70
Other consumer	5.45	5.66	5.05	5.27	3.47

Total consumer	0.95	0.92	0.99	1.08	1.20

Net charge-offs as a % of average loans	0.85%	0.85%	0.92%	1.01%	1.73%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established at origination is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the revised risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow and collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

Home equity NCO annualized percentages generally are greater than those of the residential mortgage portfolio as a result of the second-lien loans. The opposite relationship in the 2011 first quarter and 2011 second quarter was the result of portfolio actions in the residential mortgage portfolio, including accelerated loss recognition and portfolio sales activity.

We anticipate a continuation of the pattern established in the most recent three quarters of residential mortgage portfolio NCO annualized percentages being lower than the home equity portfolio NCO annualized percentages. As we have focused on originating high-quality home equity loans, we believe the PD risk is lower in the home equity portfolio. However, the LGD component is significantly higher than the residential mortgage portfolio, which results in our projection for lower NCOs in the residential mortgage portfolio relative to the home equity portfolio in the future. Therefore, we believe the residential mortgage NCO annualized percentage will remain lower compared to the home equity portfolio as a result of the entire first-lien composition of the residential mortgage portfolio, as well as the result of previous credit actions improving the underlying quality of these portfolios.

Both the home equity and residential mortgage portfolio NCO levels are anticipated to remain at elevated levels in the near future. The home equity portfolio will continue to be impacted by borrowers that are seeking to refinance, but are in a negative equity position because of the second-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a second-lien loan is not likely to cause borrowers to lose their home.

From a delinquency standpoint, all residential mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For the home equity portfolio, virtually all of the defaults represent full charge-offs as there is no remaining equity, creating a lower delinquency rate but a higher NCO impact.

2012 First Quarter versus 2011 Fourth Quarter

C&I NCOs increased $17.6 million, or 161%, as the prior quarter’s NCOs were historically low. Current quarter NCOs were generally associated with smaller relationships.

CRE NCOs decreased $17.9 million, or 63%. There was no concentration in either geography or project type, and the NCOs were generally associated with small relationships. The performance of the portfolio was consistent with our expectations.

Automobile NCOs decreased $1.2 million, or 27%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs increased $0.3 million, or 1%. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for second-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.

Residential mortgage NCOs increased $0.8 million, or 9%, reflecting the continued stress in the residential real estate market.

Market risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (reprice risk), changes in the expected maturities of assets and liabilities from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted ISE to changes in market rates over a one-year time period. Although BOLI, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest-earning assets, and the net revenue from these assets is recorded in noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because they have attributes similar to interest-earning assets. EVE analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE analysis serves as a complement to ISE analysis as it provides risk exposure estimates for time periods beyond the one-year simulation period.

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

The simulations for evaluating ISE exposure are scenarios that model gradual +/-100 and +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. We assumed market interest rates would not fall below 0% over the next one-year period for the scenarios that used the -100 and -200 basis points parallel shift in market interest rates. The table below shows the results of the scenarios as of March 31, 2012, and December 31, 2011. All of the positions were within the board of directors’ policy limits as of March 31, 2012.

Table 18 - Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2012	-3.0	-1.9	1.3	2.6
December 31, 2011	-3.6	-2.3	1.8	3.4

The ISE at risk reported as of March 31, 2012, for the +200 basis points scenario shows a less asset sensitive interest rate risk position compared with December 31, 2011. The ALCO’s strategy is to be near-term asset-sensitive to a rising rate scenario.

The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. For the +200 basis points scenario, total interest-sensitive income is 36.8% sensitive to changes in market interest rates, while total interest-sensitive expense is 40.1% sensitive to changes in market interest rates. Net interest income at risk for the +200 basis points scenario has an asset-sensitive near-term interest rate risk position.

Table 19 - Interest Income/Expense Sensitivity

	Percent of Total Earning Assets (1)	Percent Change in Interest Income/Expense for a Given Change in Interest Rates Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200	-100	+100	+200
Total loans	80%	-16.8%	-24.4%	38.5%	39.9%
Total investments and other earning assets	20	-16.6	-20.6	30.7	28.3
Total interest sensitive income		-16.3	-23.1	36.1	36.8

Total interest-bearing deposits	67	-9.1	-13.8	36.2	37.0
Total borrowings	8	-17.6	-32.4	63.8	67.1
Total interest-sensitive expense		-10.0	-15.7	39.1	40.1

(1)	At March 31, 2012.

The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the March 31, 2012, results compared with December 31, 2011. All of the positions were within the board of directors’ policy limits.

Table 20 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2012	-0.9	1.7	-3.4	-7.9
December 31, 2011	-1.5	0.8	-1.7	-4.6

The EVE at risk reported as of March 31, 2012, for the +200 basis points scenario shows a higher long-term liability sensitive position compared with December 31, 2011.

The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value -3.7% to changes in market interest rates, while total net tangible liabilities increased in value 2.9% to changes in market interest rates.

Table 21 - Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value for a Given
	Tangible	Change in Interest Rates
	Assets (1)	Over /(Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200

Total loans	73%	1.3%	1.1%	-1.5%	-3.1%
Total investments and other earning assets	18	3.1	2.6	-3.3	-6.8
Total net tangible assets (2)		1.7	1.4	-1.8	-3.7
Total deposits	81	-2.2	-1.4	1.6	3.1
Total borrowings	7	-1.2	-0.8	0.8	1.5
Total net tangible liabilities (3)		-2.1	-1.3	1.5	2.9

(1)	At March 31, 2012.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At March 31, 2012, we had a total of $148.3 million of capitalized MSRs representing the right to service $15.9 billion in mortgage loans. Of this $148.3 million, $62.4 million was recorded using the fair value method, and $85.9 million was recorded using the amortization method.

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

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, amount of on-hand cash and unencumbered securities, and the availability of contingent sources of funding, can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.

The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, and can maintain sufficient levels of on-hand liquidity, under both normal business as usual and unanticipated stressed circumstances. The ALCO was appointed by our Board Risk Oversight Committee to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Contingency funding plans are in place, which measure forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2012, these core deposits funded 77% of total assets (106% of total loans). At March 31, 2012 and December 31, 2011, total core deposits represented 95% of total deposits.

On March 30, 2012, Huntington acquired the loans, deposits and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, we acquired approximately $520.6 million of loans and $155.4 million of other assets (primarily cash and due from banks and investment securities) and assumed approximately $713.4 million of deposits and $46.6 million of other borrowings at fair value. In addition to the assets described above, the FDIC also transferred approximately $95.9 million in cash to Huntington as part of this transaction, which did not include a loss sharing agreement.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $0.6 billion from December 31, 2011, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $13.6 million, $26.2 million, and $12.0 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $1.6 billion, $1.7 billion, and $1.8 billion at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the past five quarters:

Table 22 - Deposit Composition

	2012		2011
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Demand deposits - noninterest-bearing	$11,797	26%	$11,158	26%	$9,502	22%	$8,210	20%	$7,597	18%
Demand deposits - interest-bearing	6,126	14	5,722	13	5,763	13	5,642	14	5,532	13
Money market deposits	13,169	29	13,117	30	13,759	32	12,643	31	13,105	32
Savings and other domestic deposits	4,954	11	4,698	11	4,711	11	4,752	11	4,762	12
Core certificates of deposit	6,920	15	6,513	15	7,084	16	7,936	19	8,208	20

Total core deposits	42,966	95	41,208	95	40,819	94	39,183	95	39,204	95
Other domestic deposits of $250,000 or more	325	1	390	1	421	1	436	1	531	1
Brokered deposits and negotiable CDs	1,276	3	1,321	3	1,535	4	1,486	4	1,253	3
Deposits in foreign offices	442	1	361	1	445	1	297	—	378	1

Total deposits	$45,009	100%	$43,280	100%	$43,220	100%	$41,402	100%	$41,366	100%

Total core deposits:
Commercial	$17,101	40%	$16,366	38%	$15,526	38%	$13,541	35%	$12,785	33%
Consumer	25,865	60	24,842	62	25,293	62	25,642	65	26,419	67

Total core deposits	$42,966	100%	$41,208	100%	$40,819	100%	$39,183	100%	$39,204	100%

Management expects the FDIC to allow the extended or unlimited coverage for noninterest-bearing accounts to expire on December 31, 2012, as scheduled. We anticipate the expiration of the FDIC coverage will have a minimal impact on our liquidity position. We will continue to monitor this throughout 2012.

Table 23 - Federal Funds Purchased and Repurchase Agreements

	2012	2011
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,482	$1,434	$2,201	$1,983	$2,017
Other short-term borrowings	22	7	24	40	34

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.17%	0.16%	0.15%	0.17%
Other short-term borrowings	0.81	2.74	1.01	0.69	0.92

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,590	$1,752	$2,431	$2,361	$2,091
Other short-term borrowings	23	18	53	50	86

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,501	$1,707	$2,200	$2,067	$2,064
Other short-term borrowings	11	21	51	45	69

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.17%	0.16%	0.15%	0.17%
Other short-term borrowings	1.76	0.95	0.56	0.58	0.52

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. These sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At March 31, 2012, total wholesale funding was $6.2 billion, a decrease from $6.6 billion at December 31, 2011. There are no maturities of Bank obligations until the second and fourth quarters of 2012, when debt maturities of $600 million are payable in June 2012 and $65 million payable in October 2012. During the 2012 first quarter, Huntington transferred automobile loans totaling $1.3 billion to a trust in a securitization transaction. The securitization qualified for sale accounting. Net proceeds of $1.3 billion from the transaction will be used for general corporate purposes, including repayment of other long-term debt.

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

Table 24 - Federal Reserve and FHLB Borrowing Capacity

	March 31,	December 31,
(dollar amounts in billions)	2012	2011
Loans and securities pledged:
Federal Reserve Bank	$10.7	$10.5
FHLB	8.4	8.3

Total loans and securities pledged	$19.1	$18.8
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$11.3	$10.5

At March 31, 2012, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Parent Company Liquidity

The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from interest received from the Bank, interest and dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt or equity securities.

At March 31, 2012, December 31, 2011, and March 31, 2011, the parent company had $1.0 billion, $0.9 billion and $0.6 billion, respectively, in cash and cash equivalents.

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

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2012, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for a minimum of the next 18 months.

We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2012 plan year. The Bank and other subsidiaries fund approximately 90% of pension contributions. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. Any additional pension contributions are not expected to significantly impact liquidity.

On April 25, 2012, we announced plans to redeem $80 million of trust preferred securities during the 2012 second quarter. The trust preferred securities will be redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions are consistent with the capital plan we submitted to the Federal Reserve, will be funded from our existing cash and are expected to result in a modest gain.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2012, we had $0.5 billion of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $0.5 billion are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At March 31, 2012, December 31, 2011, and March 31, 2011, we had commitments to sell residential real estate loans of $706.6 million, $629.0 million, and $360.9 million, respectively. These contracts mature in less than one year.

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

The table below reflects activity in the representations and warranties reserve:

Table 25 - Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Reserve for representations and warranties, beginning of period	$23,218	$23,854	$24,497	$23,786	$20,171
Reserve charges	(2,056)	(4,736)	(3,340)	(365)	(270)
Provision for representations and warranties	3,640	4,100	2,697	1,076	3,885

Reserve for representations and warranties, end of period	$24,802	$23,218	$23,854	$24,497	$23,786

Table 26 - Mortgage Loan Repurchase Statistics

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Number of loans sold	6,621	5,461	3,877	3,875	8,933
Amount of loans sold (UPB)	$1,008,055	$815,119	$529,722	$512,069	$1,313,994
Number of loans repurchased (1)	41	34	43	36	15
Amount of loans repurchased (UPB) (1)	$4,841	$5,019	$7,325	$4,755	$2,343
Number of claims received	134	101	96	130	118
Successful dispute rate (2)	46%	63%	27%	49%	86%
Number of make whole payments (3)	33	20	38	8	6
Amount of make whole payments (3)	$1,611	$1,156	$3,392	$445	$560

(1)Loans repurchased are loans that fail to meet the purchaser’s terms.

(2)Successful disputes are a percent of close out requests.

(3)Make whole payments are payments to reimburse for losses on foreclosed properties.

Foreclosure Documentation

Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures, with approximately 3,800 foreclosure cases as of March 31, 2012, in states that require foreclosures to proceed through the courts. We have reviewed our residential foreclosure process. We have not found evidence of financial injury to any borrowers from any foreclosure by the Bank that should not have proceeded. We have and are continuing to strengthen our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in the interagency review of foreclosure policies and procedures dated April 2011, of 14 federally regulated mortgage servicers.

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

Shareholders’ equity totaled $5.5 billion at March 31, 2012, an increase of $0.1 billion, or 2%, from December 31, 2011, primarily reflecting an increase in retained earnings. We believe our current level of capital is adequate.

Capital Adequacy

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios that we use to measure capital adequacy:

Table 27 - Capital Adequacy

	2012	2011
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated capital calculations:
Common shareholders’ equity	$5,164	$5,032	$5,037	$4,890	$4,676
Preferred shareholders’ equity	386	386	363	363	363

Total shareholders’ equity	5,550	5,418	5,400	5,253	5,039
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(171)	(175)	(188)	(202)	(215)
Other intangible assets deferred tax liability (1)	60	61	66	71	75

Total tangible equity (2)	4,995	4,860	4,834	4,678	4,455
Preferred shareholders’ equity	(386)	(386)	(363)	(363)	(363)

Total tangible common equity (2)	$4,609	$4,474	$4,471	$4,315	$4,092

Total assets	$55,877	$54,451	$54,979	$53,050	$52,949
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(171)	(175)	(188)	(202)	(215)
Other intangible assets deferred tax liability (1)	60	61	66	71	75

Total tangible assets (2)	$55,322	$53,893	$54,413	$52,475	$52,365

Tier 1 capital	$5,709	$5,557	$5,488	$5,352	$5,179
Preferred shareholders’ equity	(386)	(386)	(363)	(363)	(363)
Trust-preferred securities	(532)	(532)	(565)	(565)	(570)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,741	$4,589	$4,510	$4,374	$4,196

Risk-weighted assets (RWA)	$46,716	$45,891	$44,376	$44,080	$43,024
Tier 1 common equity / RWA ratio (2)	10.15%	10.00%	10.17%	9.92%	9.75%

Tangible equity / tangible asset ratio (2)	9.03	9.02	8.88	8.91	8.51

Tangible common equity / tangible asset ratio (2)	8.33	8.30	8.22	8.22	7.81

Tangible common equity / RWA ratio (2)	9.86	9.75	10.08	9.79	9.51

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Capital continued to strengthen as period-end capital ratios improved compared to December 31, 2011. Our Tier 1 common risk-based ratio improved 15 basis points to 10.15% at March 31, 2012 compared to 10.00% at December 31, 2011. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset, partially offset by an increase in risk-weighted assets.

Although not a regulatory capital ratio, the Tier 1 common risk-based ratio has gained prominence with our regulators and investors. The Dodd-Frank Act requires that any bank with assets over $50.0 billion would be subject to additional scrutiny. U.S. regulators have identified such qualifying banks as SIFIs. With $55.9 billion in assets at March 31, 2012, we are at the lower range of the SIFI group. Although we do not have sufficient information to know what any impacts will be to us, we believe that our current period-end capital ratios are well positioned. In December 2011, the Federal Reserve issued a proposal to implement Sections 165 and 166 of the Dodd-Frank Act that would enhance prudential standards on SIFIs. The proposal uses or enhances requirements already imposed, or to be imposed, on SIFIs.

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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 28 - Regulatory Capital Data

		2012	2011
(dollar amounts in millions)		March 31,	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	Consolidated	$46,716	$45,891	$44,376	$44,080	$43,024
	Bank	46,498	45,651	44,242	43,907	42,750
Tier 1 risk-based capital	Consolidated	5,709	5,557	5,488	5,352	5,179
	Bank	4,437	4,245	4,159	3,957	3,790
Tier 2 risk-based capital	Consolidated	1,186	1,221	1,216	1,213	1,211
	Bank	1,372	1,508	1,830	1,827	1,814
Total risk-based capital	Consolidated	6,895	6,778	6,704	6,565	6,390
	Bank	5,809	5,753	5,989	5,784	5,604
Tier 1 leverage ratio	Consolidated	10.55%	10.28%	10.24%	10.25%	9.80%
	Bank	8.24	7.89	7.79	7.62	7.23
Tier 1 risk-based capital ratio	Consolidated	12.22	12.11	12.37	12.14	12.04
	Bank	9.54	9.30	9.40	9.01	8.87
Total risk-based capital ratio	Consolidated	14.76	14.77	15.11	14.89	14.85
	Bank	12.49	12.60	13.54	13.17	13.11

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2011 primarily reflected earnings from the first three-month period of 2012 and a reduction in the disallowed deferred tax asset, partially offset by an increase in risk-weighted assets.

At March 31, 2012, our Tier 1 and total risk-based capital in excess of the minimum level required to be considered well-capitalized were $2.9 billion and $2.2 billion, respectively. The Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered well-capitalized of $1.6 billion and $1.2 billion, respectively, at March 31, 2012.

Other Capital Matters

On April 18, 2012, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in July 2012. A $0.04 per common share cash dividend was also declared on January 19, 2012.

On April 18, 2012, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable in July 2012. A $21.25 per share dividend was also declared on January 19, 2012.

On April 18, 2012, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of approximately $7.92 per share. The dividend is payable in July 2012. A dividend of approximately $8.18 per share was also declared on January 19, 2012.

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

In connection with its increased focus on the adequacy of regulatory capital and risk management for larger financial institutions, in late 2011, the FRB finalized rules to require banks with assets over $50.0 billion to submit capital plans annually. Per the FRB’s rule, our submission included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning time period under a range of expected and stress scenarios. We participated in the Federal Reserve’s CapPR process and made our capital plan submission in January 2012. On March 14, 2012 we announced that the Federal Reserve had completed its review of our capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $182.0 million of common stock and a continuation of our current common dividend through the 2013 first quarter. Our board of directors authorized a share repurchase program consistent with our capital plan, and we did not repurchase any shares during the three-month period ended March 31, 2012. In 2012, we will transition into the Federal Reserve’s more rigorous CCAR process, which had previously been required of only the largest 19 bank holding companies. For additional discussion, please refer to the Updates to Risk Factors section located in the Additional Disclosures section of this MD&A.

On April 24, 2012, we submitted redemption notices to the trustee for the BFOH Capital Trust I and Sky Financial Capital Trust I to redeem $20.0 million and $60.0 million, respectively, of outstanding trust preferred securities on May 24, 2012. These trusts were formed for the sole purpose of issuing trust preferred securities. The proceeds were then invested in Huntington junior subordinated debentures, which are reported as subordinated notes in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2012. These redemptions are consistent with the capital plan we submitted to the Federal Reserve in January 2012 and will be funded from existing cash.

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

OCR was introduced in late 2009. Through 2010, much of the effort was spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. In 2011, we introduced OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics.

CONSUMER OCR PERFORMANCE

For consumer OCR performance, there are three key performance metrics: (1) the number of checking account households, (2) the number of services penetration per consumer checking account household, and (3) the revenue generated. Consumer households from all business segments are included.

The growth in consumer checking account number of households is a result of both new sales of checking accounts and improved retention of existing checking account households. The overall objective is to grow the number of households, along with an increase in product penetration.

We use the checking account since it typically represents the primary banking relationship product. We count additional products by type, not number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing four or more services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services.

The following table presents consumer checking account household OCR metrics:

Table 29 - Consumer Checking Household OCR Cross-sell Report

	2012	2011
	First	Fourth	Third	Second	First
Number of households	1,134,444	1,095,638	1,073,708	1,042,424	1,015,951

Product Penetration by Number of Services
1 Service	3.7%	4.1%	4.4%	4.5%	4.9%
2-3 Services	21.2	22.4	22.8	24.2	24.6
4+ Services	75.1	73.5	72.8	71.3	70.5

Total revenue (in millions)	$236.5	$230.6	$251.9	$260.0	$248.6

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with over four products at the end of the 2012 first quarter was 75.1%, up from 73.5% at the end of last year. For the first three-month period of 2012, consumer checking account households grew at a 14.2% annualized rate, up from 9.1% in the 2011 first quarter. Total consumer checking account household revenue in the 2012 first quarter was $236.5 million, up $5.9 million, or 3%, from the 2011 fourth quarter. This was primarily driven by growth in households and noninterest income. Total consumer checking account household revenue was down $12.1 million, or 5%, from the year-ago quarter due to the Durbin amendment.

COMMERCIAL OCR PERFORMANCE

For commercial OCR performance, there are three key performance metrics: (1) the number of commercial relationships, (2) the number of services penetration per commercial relationship, and (3) the revenue generated. Commercial relationships include relationships from all business segments.

The growth in the number of commercial relationships is a result of both new sales of checking accounts and improved retention of existing commercial accounts. The overall objective is to grow the number of relationships, along with an increase in product service distribution.

The commercial relationship is defined as a business banking or commercial banking customer with a checking account relationship. We use this metric because we believe that the checking account anchors a business relationship and creates the opportunity to increase our cross-sell. Multiple sales of the same type of product are counted as one product, the same as consumer.

The following table presents commercial relationship OCR metrics:

Table 30 - Commercial Relationship OCR Cross-sell Report

	2012	2011
	First	Fourth	Third	Second	First
Commercial Relationships	142,947	138,357	135,826	133,165	130,240

Product Penetration by Number of Services
1 Service	27.2%	28.4%	29.7%	30.7%	32.1%
2-3 Services	40.2	40.2	41.1	42.6	42.5
4+ Services	32.7	31.4	29.2	26.7	25.4

Total revenue (in millions)	$169.7	$175.4	$175.5	$166.6	$157.7

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing over four products at the end of the 2012 first quarter was 32.7%, up from 31.4% from the prior year. For the first three-month period of 2012, commercial relationships grew at a 13.3% annualized rate. Total commercial relationship revenue in the 2012 first quarter was $169.7 million, down $5.7 million, or 3%, from the 2011 fourth quarter, and up $12.0 million, or 8%, higher than the year-ago quarter. This was primarily driven by capital markets activities.

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

Treasury / Other

The Treasury / Other function includes revenue and expense related to our insurance business, and assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.

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

Net Income by Business Segment

We reported net income of $153.3 million during the first three-month period of 2012. This compared with net income of $126.4 million during the first three-month period of 2011. The segregation of net income by business segment for the first three-month period of 2012 and 2011 is presented in the following table:

Table 31 - Net Income by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Retail and Business Banking	$17,545	$54,907
Regional and Commercial Banking	24,043	23,906
AFCRE	83,500	34,656
WGH	18,856	9,494
Treasury/Other	9,326	3,483

Total net income	$153,270	$126,446

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first three-month period of 2012 is presented in the following table:

Table 32 - Average Loans/Leases and Deposits by Business Segment

	Three Months Ended March 31, 2012
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,208	$8,798	$1,952	$783	$83	$14,824
Commercial real estate	421	414	4,840	168	9	5,852

Total commercial	3,629	9,212	6,792	951	92	20,676
Automobile	—	—	4,576	—	—	4,576
Home equity	7,394	25	1	809	5	8,234
Residential mortgage	1,039	8	—	4,120	7	5,174
Other consumer	358	5	99	40	(17)	485

Total consumer	8,791	38	4,676	4,969	(5)	18,469

Total loans and leases	$12,420	$9,250	$11,468	$5,920	$87	$39,145

Average Deposits
Demand deposits—noninterest-bearing	$4,354	$2,700	$461	$3,546	$212	$11,273
Demand deposits—interest-bearing	4,545	97	49	948	7	5,646
Money market deposits	7,410	1,582	225	3,919	5	13,141
Savings and other domestic deposits	4,620	16	15	166	—	4,817
Core certificates of deposit	6,348	25	2	117	18	6,510

Total core deposits	27,277	4,420	752	8,696	242	41,387
Other deposits	175	260	59	754	830	2,078

Total deposits	$27,452	$4,680	$811	$9,450	$1,072	$43,465

Retail and Business Banking

Table 33 - Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$221,306	$235,845	$(14,539)	(6)%
Provision for credit losses	48,836	23,694	25,142	106
Noninterest income	89,256	94,428	(5,172)	(5)
Noninterest expense	234,733	222,107	12,626	6
Provision for income taxes	9,448	29,565	(20,117)	(68)

Net income	$17,545	$54,907	$(37,362)	(68)%

Number of employees (full-time equivalent)	5,388	5,451	(63)	(1)%

Total average assets (in millions)	$13,939	$13,157	$782	6
Total average loans/leases (in millions)	12,420	11,780	640	5
Total average deposits (in millions)	27,452	29,139	(1,687)	(6)
Net interest margin	3.25%	3.26%	(0.01)%	—
NCOs	$38,615	$39,008	$(393)	(1)
NCOs as a % of average loans and leases	1.24%	1.32%	(0.08)%	(6)
Return on average common equity	5.0	15.6	(10.6)	(68)

2012 First Three Months vs. 2011 First Three Months

Retail and Business Banking reported net income of $17.5 million in the first three-month period of 2012. This was a decrease of $37.4 million, or 68%, when compared to the year-ago period.

Results for the current quarter were negatively impacted by the Durbin Amendment of the Dodd-Frank Act, which resulted in an approximate $17 million reduction in debit card income. All other income continued to be positively impacted by an increase in the number of households and improved product penetration. Deposit mix continued to be a focus as part of managing funding spread. Demand deposit balances increased materially when compared to the year-ago period, including a 24% increase in noninterest-bearing demand deposits. Money market deposits were down 11% and core certificate of deposits were down 23% compared to the year-ago period due to a focus on deposit mix and funding margin management. Household growth continued to outperform expectations and marketing expense was reduced 3% compared to prior year. Finally, average portfolio loan balances are up 5% over the same period prior year, with a 5 basis point increase in the portfolio spread.

The decrease in net income reflected a combination of factors including:

•	$14.5 million, or 6%, decrease in net interest income.

•	$25.1 million, or 106%, increase in the provision for credit losses.

•	$5.2 million, or 5%, decrease in noninterest income.

•	$12.6 million, or 6%, increase in noninterest expense.

The decrease in net interest income from the year-ago period reflected:

•	$3.9 million of lower equity funding related to lower rate environment.

•	11 basis points decrease in deposit spread resulted in a $16.1 million reduction in interest income.

Partially offset by:

•	$0.6 billion, or 5%, increase in total average loans and leases, with 5 basis point of increased spread providing $5.7 million of increased margin.

The increase in total average loans and leases from the year-ago period reflected:

•	$429 million, or 5%, increase in the consumer loans driven by $487 million increase in home equity lines.

•	$242 million, or 8%, increase in the C&I portfolio.

The decrease in total average deposits from the year-ago period reflected:

•	$1.9 billion, or 23%, decrease in core certificate of deposits, which reflected continued focus by retail on product mix and funding margin management.

•	$0.9 billion, or 11%, decrease in money market deposits.

Partially offset by:

•	$0.8 billion, or 24%, increase in noninterest-bearing demand deposits.

•	$0.1 billion, or 3%, increase in interest-bearing demand deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	$25.1 million, or 106%, increase in provision for credit losses reflected financial difficulties experienced primarily by our residential mortgage and home equity second-lien loan borrowers.

The decrease in noninterest income from the year-ago period reflected:

•

$10.0 million, or 35%, decrease in electronic banking income, which reflected the impact of the Durbin Amendment of the Dodd-Frank Act on debit card interchange income, partially offset by higher transaction volumes from account growth and increased customer usage.

•	$1.6 million, or 12%, decrease in other income from a lower gain on sale realized from SBA loans in the 2012 first quarter.

Partially offset by:

•	$5.7 million, or 14%, increase in deposit service charge income due to strong household and account growth in the checking portfolio.

The increase in noninterest expense from the year-ago period reflected:

•	$6.5 million, or 9%, increase in personnel costs, primarily driven by full time salaries, higher sales commissions, and increased benefits costs.

•

$6.1 million, or 4%, increase in other expenses, primarily due to a $16.7 million increase in allocated expenses, a $2.2 million increase in building expenses associated with the branch refurbishment project, offset by an $11.4 million decrease in deposit and other insurance expense due to a change in the asset based allocation and $1.2 million in lower amortization of intangibles.

Regional and Commercial Banking

Table 34 - Key Performance Indicators for Regional and Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$64,202	$57,438	$6,764	12%
Provision for credit losses	13,281	5,969	7,312	122
Noninterest income	31,924	29,238	2,686	9
Noninterest expense	45,857	43,929	1,928	4
Provision for income taxes	12,945	12,872	73	1

Net income	$24,043	$23,906	$137	1%

Number of employees (full-time equivalent)	669	569	100	18%

Total average assets (in millions)	$10,259	$8,722	$1,537	18
Total average loans/leases (in millions)	9,250	7,824	1,426	18
Total average deposits (in millions)	4,680	3,666	1,014	28
Net interest margin	2.83%	2.99%	(0.16)%	(5)
NCOs	$13,642	$15,160	$(1,518)	(10)
NCOs as a % of average loans and leases	0.59%	0.78%	(0.19)%	(24)
Return on average common equity	12.0	14.0	(2.0)	(14)

2012 First Three Months vs. 2011 First Three Months

Regional and Commercial Banking reported net income of $24.0 million in the first three-month period of 2012. This was an increase of $0.1 million, or 1%, compared to the year-ago period.

Contributing to the increase in net income was growth in both net interest income and noninterest income due to the successful execution of our strategic initiatives.

The Optimal Customer Relationship (OCR) initiative, which includes robust customer relationship planning, a referral tracking system, and new customer relationship management system, resulted in a 7% increase in loan originations in the first three-month period of 2012 compared to the year-ago period. The increase in originations during the current period reflected the strategic decision to enter three new markets: business aircraft finance, rail industry finance, and lender finance. Additionally, the Commercial Relationship Manager sales teams were focused on the importance of deposit relationships, as well as partnering with Treasury Management to deliver customer-focused liquidity management solutions.

The increase in net income reflected a combination of factors including:

•	$6.8 million, or 12%, increase in net interest income.

•	$2.7 million, or 9%, increase in noninterest income.

Offset by:

•	$7.3 million, or 122%, increase in the provision for credit losses.

•	$1.9 million, or 4%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:

•

$1.4 billion, or 18%, increase in total average loans and leases which reflected the strategic decision to enter three new markets: business aircraft finance, rail industry finance, and lender finance.

Partially offset by:

•	$1.0 billion, or 28%, increase in average total deposits.

•

16 basis point decrease in the net interest margin due to a 22 basis point decrease in the total deposit spread. The commercial deposit spread decrease reflected lower funding credit on transaction deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.8 billion, or 79%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.4 billion, or 39%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications.

•

$0.2 billion, or 37%, increase in the healthcare banking portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

Partially offset by:

•	$0.3 billion, or 45%, decline in commercial loans managed by SAD reflecting improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.0 billion, or 28%, increase in average core deposits reflected a $0.7 billion increase in average noninterest-bearing deposits. Regional and Commercial Banking initiated a large deposit growth strategy targeting high balance / high opportunity accounts and, as a result, selective rates to draw balances on board. Large corporate accounts contributed to the majority of the balance growth. Other key accounts came from Not-For-Profit (Universities).

•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.

•	Best practices from each region were shared and institutionalized.

The increase in the provision for credit losses from the year-ago period reflected:

•	$11.7 million increase in the provision attributed to loan growth in the 2012 first quarter compared to the year-ago quarter.

Partially offset by:

•

$4.4 million decrease in the provision resulting from improved credit quality in the portfolio evidenced by a $1.5 million decrease in NCOs. Expressed as a percentage of related average balance, NCOs decreased to 0.59% in 2012 from 0.78% in 2011.

The increase in noninterest income from the year-ago period reflected:

•	$2.4 million, or 15%, increase in other income, of which $2.9 million represents increased sales of customer interest rate protection products.

•	$0.7 million, or 44%, increase in brokerage income driven by stronger fixed-income commissions compared to prior year.

Partially offset by:

•	$0.4 million, or 51%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

The increase in noninterest expense from the year-ago period reflected:

•

$4.0 million, or 19%, increase in personnel costs, reflecting an 18% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

Partially offset by:

•	$1.6 million, or 7%, decrease in other expenses, which reflected a $0.6 million decrease in legal expenses and a $0.5 million reduction in outside appraisal services.

•	$0.4 million, or 59%, decrease in operating lease expense as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

Automobile Finance and Commercial Real Estate

Table 35 - Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$90,330	$87,849	$2,481	3%
Provision for credit losses	(42,252)	4,784	47,036	983
Noninterest income	34,719	13,379	21,340	160
Noninterest expense	38,839	43,127	(4,288)	(10)
Provision for income taxes	44,962	18,661	26,301	141

Net income	$83,500	$34,656	$48,844	141%

Number of employees (full-time equivalent)	271	282	(11)	(4)%

Total average assets (in millions)	$12,656	$13,165	$(509)	(4)
Total average loans/leases (in millions)	11,468	13,208	(1,740)	(13)
Total average deposits (in millions)	811	763	48	6
Net interest margin	2.83%	2.64%	0.19%	7
NCOs	$21,410	$73,450	$(52,040)	(71)
NCOs as a % of average loans and leases	0.75%	2.22%	(1.47)%	(66)
Return on average common equity	54.4	19.2	35.2	183

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2012 First Three Months vs. 2011 First Three Months

AFCRE reported net income of $83.5 million in the first three-month period of 2012. This was an increase of $48.8 million when compared to the year-ago period.

Results for the current year continued to be positively impacted by lower provision for credit losses resulting from reductions in required reserve levels, as the underlying credit quality of the loan portfolios improved and stabilized. Also contributing to the increase in net income was the $1.3 billion auto loan securitization completed in March 2012 that resulted in a $23.0 million gain. The net interest margin continues to improve, reflecting adherence to our risk-based pricing disciplines. Overall, loan balances have declined compared to a year ago as a result of auto loan securitization activities, as well as the continued planned reduction of our CRE portfolio. Indirect auto loan production levels remain strong with first quarter 2012 originations totaling $962 million, up from $795 million in the year ago quarter.

The increase in net income reflected a combination of factors including:

•	$47.0 million, or 983%, decline in the provision for credit losses.

•	$21.3 million, or 160%, increase in noninterest income.

•	$4.3 million, or 10%, decrease in noninterest expense.

•	$2.5 million, or 3%, increase in net interest income.

The increase in net interest income from the year-ago period reflected:

•

19 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals, as well as new business originated.

The decrease in total average loans and leases from the year-ago period reflected:

•

$1.1 billion, or 8%, decrease in the average consumer automobile portfolio. This decrease resulted from the $1.0 billion auto loan securitization competed in the 2011 third quarter, as well as the $1.3 billion auto loan securitization completed in March 2012.

•

$0.6 billion, or 8%, decrease in our average commercial portfolio. This decrease primarily reflected a $0.7 billion decrease in CRE loans offset, in part, by a $0.1 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$42.0 million, or 6%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects, as well as new commercial automobile dealer relationships.

The decrease in the provision for credit losses from the year-ago period reflected:

•

$50.0 million, or 73%, decrease in commercial NCOs. Expressed as a percentage of related average balances, commercial NCO’s decreased to 1.07% in the first three-month period 2012 from 3.70% in the year-ago period.

•

$1.7 million, or 35%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.27% in the first three-month period of 2012 compared to 0.33% in the year-ago period. These relatively lower charge-off levels reflect our consistent focus on high credit quality of originations combined with a continued strong resale market for used vehicles.

•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $196 million at March 31, 2012, down 38% compared to March 31, 2011.

The increase in noninterest income from the year-ago period reflected:

•	The $23.0 million gain on the securitization and sale of $1.3 billion of indirect auto loans.

Partially offset by:

•	$5.1 million, or 57%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.0 million, or 58%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

•	$0.4 million, or 5%, decrease in personnel costs, which primarily related to higher origination related cost deferrals resulting from increased loan origination activities.

Wealth Advisors, Government Finance, and Home Lending

Table 36 - Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$46,829	$49,058	$(2,229)	(5)%
Provision for credit losses	14,541	14,938	(397)	(3)
Noninterest income	87,638	66,085	21,553	33
Noninterest expense	90,917	85,599	5,318	6
Provision for income taxes	10,153	5,112	5,041	99

Net income	$18,856	$9,494	$9,362	99%

Number of employees (full-time equivalent)	2,012	2,090	(78)	(4)%

Total average assets (in millions)	$7,500	$6,591	$909	14
Total average loans/leases (in millions)	5,920	5,192	728	14
Total average deposits (in millions)	9,450	7,394	2,056	28
Net interest margin	1.88%	2.31%	(0.43)%	(19)
NCOs	$12,261	$21,367	$(9,106)	(43)
NCOs as a % of average loans and leases	0.83%	1.65%	(0.82)%	(50)
Return on average common equity	9.9	5.8	4.1	71
Mortgage banking origination volume (in millions)	$1,157	$929	$228	25
Noninterest income shared with other business segments(1)	11,264	9,897	1,367	14
Total assets under management (in billions)—eop	15.0	15.0	—	—
Total trust assets (in billions)—eop	62.4	61.6	0.8	1

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2012 First Three Months vs. 2011 First Three Months

WGH reported net income of $18.9 million in the first three-month period of 2012. This was an increase of $9.4 million, or 99%, when compared to the year-ago period.

The improved results for 2012 were largely driven by an increase in mortgage banking revenue attributable to increased mortgage loan originations and the positive impact of net MSR hedge activity. Growth in loan and deposit balances was also very strong, as average loan balances increased 14% and average deposit balances increased 28%, with core deposits increasing by 44%. In the wealth management group, brokerage income declined $1.8 million, or 14%, from the prior quarter as a result of a reduction in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit. Trust and asset management income was up slightly from first quarter 2011, as total trust assets increased to $62.4 billion. Insurance income increased primarily due to increased sales from a new long-term care product.

The increase in net income reflected a combination of factors including:

•	$21.6 million, or 33%, increase in noninterest income.

•	$0.4 million, or 3%, decrease in the provision for credit losses.

Partially offset by:

•	$5.3 million, or 6%, increase in noninterest expense.

•	$2.2 million, or 5%, decrease in net interest income.

The decrease in net interest income from the year-ago period reflected:

•

43 basis point decrease in the net interest margin mainly due to compressed deposit margins resulting from declining rates and reduced funds transfer pricing rates on collateralized and shorter-term deposits.

Partially offset by:

•	$0.7 billion, or 14%, increase in average total loans and leases.

•	$2.1 billion, or 28%, increase in average total deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.7 billion, or 21%, increase in the residential mortgage portfolio driven by historically low interest rates.

The increase in average total deposits from the year-ago period reflected:

•	$1.7 billion increase in short-term commercial deposits.

•	$0.3 billion increase in deposits generated through the wealth management group.

The increase in noninterest income from the year-ago period reflected:

•	$23.4 million, or 148%, increase in mortgage banking income due to an increase in mortgage loan originations and the positive impact of net MSR hedge activity.

Partially offset by:

•	$1.8 million, or 14%, decrease in brokerage income due to a decrease in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit.

The increase in noninterest expense from the year-ago period reflected:

•	$3.5 million, or 7%, increase in personnel costs, which reflected higher sales commissions and loan origination servicing costs primarily related to the increased mortgage origination volume.

Partially offset by:

•	$1.8 million, or 5%, decrease in other expenses, primarily due to a reduction in deposit and other insurance expense.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions, including impacts from the continuing economic uncertainty in the US, the European Union, and other areas; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing and results of governmental actions, examinations, reviews, reforms, and regulations including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2011 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.

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

Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure.

Risk Factors

Information on risk is discussed in the Risk Factors section included in Item 1A of our 2011 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Updates to Risk Factors

Bank regulators and other regulations, including proposed Basel capital standards and Federal Reserve guidelines, may require higher capital levels, impacting our ability to pay common stock dividends or repurchase our common stock.

Federal banking regulators continually monitor the capital position of banks and bank holding companies. In July 2009, the Basel Committee on Bank Supervision published a set of international guidelines for determining regulatory capital known as Basel III. These guidelines, finalized in December 2010, followed earlier guidelines by the Basel Committee and are designed to address many of the weaknesses identified in the banking sector as contributing to the financial crisis of 2008—2010 by, among other things, increasing minimum capital requirements, increasing the quality of capital, increasing the risk coverage of the capital framework, and increasing standards for the supervisory review process and public disclosure.

In 2011, the Federal Reserve issued guidelines for evaluating proposals by certain bank holding companies, including Huntington, to undertake capital actions in 2012, such as increasing dividend payments or repurchasing or redeeming stock. This process is known as the Federal Reserve’s Capital Plan Review. Pursuant to those Federal Reserve guidelines, Huntington submitted its proposed capital plan to the Federal Reserve in January 2012. On March 14, 2012, we were notified by the Federal Reserve that it had not objected to our proposed capital actions included in our capital plan. These actions included the potential repurchase of up to $182 million of common stock and a continuation of our current common dividend through the first quarter of 2013.

The Federal Reserve is expected to undertake these capital plan reviews on a regular basis in the future. There can be no assurance that the Federal Reserve will respond favorably to our capital plan as part of their future capital plan reviews, and the Federal Reserve or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases. Although not currently anticipated, our regulators may require us to raise additional capital in the future. Issuing additional common stock may dilute existing stockholders.

The Federal Reserve has issued a proposed rule that, in addition to the broader Basel III capital reforms, will implement the application of the Federal Reserve’s capital plans rule, including the requirement to maintain capital above 5% Tier 1 Common risk-based capital ratio under both expected and stressed conditions.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our 2011 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL, income taxes and deferred tax assets, and fair value measurements of investment securities, goodwill, pension, and other real estate owned. These significant accounting estimates and their related application are discussed in our 2011 Form 10-K.

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

The FASB ASC Topic 820, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – inputs that are unobservable and significant to the fair value measurement. Financial instruments are considered Level 3 when values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, as well as additional discussion regarding fair value measurements, can be found in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Business Combinations

On March 30, 2012, Huntington acquired the loans, deposits, and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Assets acquired and liabilities assumed are recorded at fair value in accordance with ASC 805, “Business Combinations”.

Recent Accounting Pronouncements and Developments

Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2012 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2012	2011
(dollar amounts in thousands, except number of shares)	March 31,	December 31,	March 31,
Assets
Cash and due from banks	$1,111,165	$1,115,968	$1,208,820
Federal funds sold and securities purchased under resale agreements	52	—	—
Interest-bearing deposits in banks	151,973	90,943	129,999
Trading account securities	59,663	45,899	164,489
Loans held for sale (includes $309,307, $343,588 and $162,768 respectively, measured at fair value) (1)	310,383	1,618,391	164,282
Available-for-sale and other securities	8,909,733	8,078,014	9,322,434
Held-to-maturity securities	621,798	640,551	—
Loans and leases (includes $250,774, $296,250 and $458,851 respectively, measured at fair value) (2)	40,678,542	38,923,783	38,245,836
Allowance for loan and lease losses	(913,069)	(964,828)	(1,133,226)

Net loans and leases	39,765,473	37,958,955	37,112,610

Bank owned life insurance	1,562,449	1,549,783	1,513,892
Premises and equipment	577,538	564,429	500,736
Goodwill	444,268	444,268	444,268
Other intangible assets	171,135	175,302	215,251
Accrued income and other assets	2,191,024	2,168,149	2,171,728

Total assets	$55,876,654	$54,450,652	$52,948,509

Liabilities and shareholders’ equity
Liabilities
Deposits	$45,008,964	$43,279,625	$41,366,487
Short-term borrowings	1,504,086	1,441,092	2,051,258
Federal Home Loan Bank advances	56,938	362,972	21,379
Other long-term debt (includes $76,691, $123,039 and $294,905 respectively, measured at fair value) (2)	1,058,167	1,231,517	1,900,555
Subordinated notes	1,494,263	1,503,368	1,487,566
Accrued expenses and other liabilities	1,204,408	1,213,978	1,082,665

Total liabilities	50,326,826	49,032,552	47,909,910

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785	—
Common stock	8,659	8,656	8,643
Capital surplus	7,602,064	7,596,809	7,584,367
Less treasury shares, at cost	(10,234)	(10,255)	(8,647)
Accumulated other comprehensive loss	(157,816)	(173,763)	(203,921)
Retained (deficit) earnings	(2,279,137)	(2,389,639)	(2,704,350)

Total shareholders’ equity	5,549,828	5,418,100	5,038,599

Total liabilities and shareholders’ equity	$55,876,654	$54,450,652	$52,948,509

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000	1,500,000,000
Common shares issued	865,873,499	865,584,517	864,279,984
Common shares outstanding	864,674,530	864,406,152	863,398,578
Treasury shares outstanding	1,198,969	1,178,365	881,406
Preferred shares issued	1,967,071	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007	362,507

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share amounts)	2012	2011
Interest and fee income
Loans and leases	$412,048	$436,664
Available-for-sale and other securities
Taxable	48,824	57,651
Tax-exempt	2,199	2,876
Held-to-maturity securities—taxable	4,714	—
Other	12,152	4,686

Total interest income	479,937	501,877

Interest expense
Deposits	43,780	75,796
Short-term borrowings	583	949
Federal Home Loan Bank advances	222	220
Subordinated notes and other long-term debt	18,143	20,582

Total interest expense	62,728	97,547

Net interest income	417,209	404,330
Provision for credit losses	34,406	49,385

Net interest income after provision for credit losses	382,803	354,945

Service charges on deposit accounts	60,292	54,324
Trust services	30,906	30,742
Electronic banking	18,630	28,786
Mortgage banking	46,418	22,684
Brokerage	19,260	20,511
Insurance	18,875	17,945
Bank owned life insurance	13,937	14,819
Capital markets fees	9,982	6,936
Gain on sale of loans	26,770	7,207
Automobile operating lease income	3,775	8,847
Net gains on sales of investment securities	624	4,205
Impairment losses on investment securities:
Impairment recoveries (losses) on investment securities	5,727	9,876
Noncredit-related (recoveries) losses on securities not expected to be sold (recognized in other comprehensive income)	(6,964)	(14,041)

Net impairment losses on investment securities	(1,237)	(4,165)
Other income	37,088	24,104

Total noninterest income	285,320	236,945

Personnel costs	243,498	219,028
Outside data processing and other services	42,058	40,282
Net occupancy	29,079	28,436
Equipment	25,545	22,477
Deposit and other insurance expense	20,738	17,896
Marketing	16,776	16,895
Professional services	11,230	13,465
Amortization of intangibles	11,531	13,370
Automobile operating lease expense	2,854	6,836
OREO and foreclosure expense	4,950	3,931
Other expense	54,417	48,083

Total noninterest expense	462,676	430,699

Income before income taxes	205,447	161,191
Provision for income taxes	52,177	34,745

Net income	153,270	126,446
Dividends on preferred shares	8,049	7,703

Net income applicable to common shares	$145,221	$118,743

Average common shares—basic	864,499	863,359
Average common shares—diluted	869,164	867,237
Per common share:
Net income—basic	$0.17	$0.14
Net income—diluted	0.17	0.14
Cash dividends declared	0.04	0.01

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Net income	$153,270	$126,446
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	4,527	9,127
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	17,846	(3,730)

Total unrealized gains on available-for-sale and other securities	22,373	5,397
Unrealized gains (losses) on cash flow hedging derivatives	(9,669)	(14,422)
Change in accumulated unrealized losses for pension and other post-retirement obligations	3,243	2,600

Other comprehensive income (loss)	15,947	(6,425)

Comprehensive income	$169,217	$120,021

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
(All amounts in thousands,	Series A		Series B Floating Rate		Common Stock		Capital	Treasury Stock		Other Comprehensive	Retained Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2011
Balance, beginning of period	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Net income											126,446	126,446
Other comprehensive income (loss)										(6,425)		(6,425)
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.01 per share)											(8,635)	(8,635)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Recognition of the fair value of share-based compensation							3,625					3,625
Other share-based compensation activity					85	1	76				(18)	59
Other							(327)	(5)	124		(7)	(210)

Balance, end of period	363	$362,507	—	$—	864,280	$8,643	$7,584,367	(881)	$(8,647)	$(203,921)	$(2,704,350)	$5,038,599

Three Months Ended March 31, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											153,270	153,270
Other comprehensive income (loss)										15,947		15,947
Cash dividends declared:
Common ($0.04 per share)											(34,588)	(34,588)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($9.73 per share)											(346)	(346)
Recognition of the fair value of share-based compensation							5,303					5,303
Other share-based compensation activity					288	3	122				(20)	105
Other							(170)	(21)	21		(111)	(260)

Balance, end of period	363	$362,507	35	$23,785	865,873	$8,659	$7,602,064	(1,199)	$(10,234)	$(157,816)	$(2,279,137)	$5,549,828

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$153,270	$126,446
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,406	49,385
Depreciation and amortization	70,723	73,234
Change in current and deferred income taxes	49,061	22,694
Net sales (purchases) of trading account securities	(13,764)	20,915
Originations of loans held for sale	(953,486)	(625,250)
Principal payments on and proceeds from loans held for sale	1,008,227	1,207,216
Bargain purchase gain	(11,409)	—
Securities (gains) losses	613	(40)
Other, net	(60,371)	(119,639)

Net cash provided by (used for) operating activities	277,270	754,961

Investing activities
Increase (decrease) in interest bearing deposits in banks	171	13,107
Net cash received from acquisition	40,310	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	496,689	449,045
Maturities of held-to-maturity securities	18,089	—
Sales of available-for-sale and other securities	145,938	1,457,057
Purchases of available-for-sale and other securities	(1,416,630)	(1,287,517)
Net proceeds from sales of loans	1,397,343	162,778
Net loan and lease activity, excluding sales	(1,077,171)	(470,891)
Proceeds from sale of operating lease assets	8,970	20,060
Purchases of premises and equipment	(29,342)	(26,587)
Proceeds from sales of other real estate	5,545	24,540
Purchases of loans and leases	(393,191)	—
Other, net	—	92

Net cash provided by (used for) investing activities	(803,279)	341,684

Financing activities
Increase (decrease) in deposits	1,016,203	(485,107)
Increase (decrease) in short-term borrowings	70,606	73,843
Maturity/redemption of Federal Home Loan Bank advances	(351,235)	(151,193)
Maturity/redemption of long-term debt	(171,643)	(107,870)
Repurchase of Warrant to the Treasury	—	(49,100)
Dividends paid on preferred stock	(7,703)	(7,703)
Dividends paid on common stock	(34,648)	(8,618)
Other, net	(322)	35

Net cash provided by (used for) financing activities	521,258	(735,713)

Increase (decrease) in cash and cash equivalents	(4,751)	360,932
Cash and cash equivalents at beginning of period	1,115,968	847,888

Cash and cash equivalents at end of period	$1,111,217	$1,208,820

Supplemental disclosures:
Income taxes paid (refunded)	$3,117	$12,033
Interest paid	73,353	121,911
Non-cash activities
Dividends accrued, paid in subsequent quarter	48,057	15,391

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2011 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively (See Note 13). The amendments did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. On October 21, 2011, the FASB exposed a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. See the Unaudited Condensed Consolidated Statements of Comprehensive Income. The amendment did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of In-Substance Real Estate. The ASU amends Topic 360 to clarify that when a reporting entity ceases to have a controlling financial interest (as described in ASC 810 “Consolidation”) in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in-substance real estate. The clarification is meant to eliminate diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivatives instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. Management does not believe the amendments will have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2011-12 — Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

The ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to redeliberate the matter. Management does not believe the amendment will have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are subject to fair value requirements, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At March 31, 2012, December 31, 2011, and March 31, 2011, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $145.9 million, $122.5 million, and $131.8 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011
Loans and leases: (1)
Commercial and industrial	$15,838,045	$14,699,371	$13,298,855
Commercial real estate	6,039,945	5,825,709	6,298,255
Automobile	4,786,842	4,457,446	5,802,597
Home equity	8,261,402	8,215,413	7,783,370
Residential mortgage	5,284,437	5,228,276	4,517,047
Other consumer	467,871	497,568	545,712

Loans and leases	40,678,542	38,923,783	38,245,836

Allowance for loan and lease losses	(913,069)	(964,828)	(1,133,226)

Net loans and leases	$39,765,473	$37,958,955	$37,112,610

(1)	March 31, 2012, includes $520,564 thousand of loans and leases recorded at fair value acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.

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

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month periods ended March 31, 2012 and 2011:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended March 31, 2012	$477,501	$378,122	$—	$13,025	$62,324	$85	$931,057
Three-month period ended March 31, 2011	$—	$—	$—	$—	$—	$—	$—

Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended March 31, 2012	$53,447	$21,469	$1,300,000	$—	$—	$—	$1,374,916

Three-month period ended March 31, 2011	$85,998	$47,794	$—	$—	$83,542	$—	$217,334

NALs and Past Due Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Second-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

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

The following table presents NALs by loan class at March 31, 2012, December 31, 2011, and March 31, 2011:

	2012	2011
(dollar amounts in thousands)	March 31,	December 31,	March 31,
Commercial and industrial:
Owner occupied	$71,165	$88,415	$141,042
Other commercial and industrial	71,327	113,431	119,355

Total commercial and industrial	142,492	201,846	260,397

Commercial real estate:
Retail properties	49,631	58,415	74,775
Multi family	36,621	39,921	41,619
Office	28,809	33,202	43,203
Industrial and warehouse	17,862	30,119	37,188
Other commercial real estate	72,182	68,232	109,008

Total commercial real estate	205,105	229,889	305,793

Automobile	—	—	—
Home equity:
Secured by first-lien	19,074	20,012	11,345
Secured by second-lien	26,773	20,675	13,910
Residential mortgage	74,114	68,658	44,812
Other consumer	—	—	—

Total nonaccrual loans (1)	$467,558	$541,080	$636,257

(1)	All loans acquired as part of the FDIC-assisted Fidelity Bank acquisition accrue interest as performing loans or as purchase impaired loans in accordance with ASC 310-30; therefore, none of the acquired loans were reported as nonaccrual at March 31, 2012.

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2012, December 31, 2011, and March 31, 2011: (1), (2)

	March 31, 2012						90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$12,820	$5,308	$50,524	$68,652	$4,052,841	$4,121,493	$—
Other commercial and industrial	12,855	6,281	34,998	54,134	11,595,410	11,649,544	—

Total commercial and industrial	$25,675	$11,589	$85,522	$122,786	$15,648,251	$15,771,037	$—

Commercial real estate:
Retail properties	$35,793	$5,418	$37,480	$78,691	$1,471,619	$1,550,310	$—
Multi family	4,609	2,769	26,111	33,489	866,152	899,641	—
Office	1,305	1,237	26,156	28,698	1,015,531	1,044,229	—
Industrial and warehouse	—	—	5,428	5,428	680,426	685,854	—
Other commercial real estate	5,408	2,926	35,039	43,373	1,438,416	1,481,789	—

Total commercial real estate	$47,115	$12,350	$130,214	$189,679	$5,472,144	$5,661,823	$—

Automobile	$25,016	5,578	$3,873	$34,467	$4,752,375	$4,786,842	$3,873
Home equity:
Secured by first-lien	16,117	7,120	27,856	51,093	3,915,782	3,966,875	8,782
Secured by second-lien	28,384	13,209	29,135	70,728	4,210,774	4,281,502	11,080
Residential mortgage	145,459	50,463	198,401	394,323	4,827,790	5,222,113	130,164	(3)
Other consumer	5,403	1,738	1,218	8,359	459,427	467,786	1,218

	December 31, 2011						90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,607	$7,433	$58,513	$76,553	$3,936,203	$4,012,756	$—
Other commercial and industrial	32,962	7,579	60,833	101,374	10,585,241	10,686,615	—

Total commercial and industrial	$43,569	$15,012	$119,346	$177,927	$14,521,444	$14,699,371	$—

Commercial real estate:
Retail properties	$3,090	$823	$33,952	$37,865	$1,547,618	$1,585,483	$—
Multi family	5,022	1,768	28,317	35,107	908,438	943,545	—
Office	3,134	792	30,041	33,967	990,897	1,024,864	—
Industrial and warehouse	2,834	115	18,203	21,152	708,390	729,542	—
Other commercial real estate	6,894	3,625	48,739	59,258	1,483,017	1,542,275	—

Total commercial real estate	$20,974	$7,123	$159,252	$187,349	$5,638,360	$5,825,709	$—

Automobile	$42,162	$9,046	$6,265	$57,473	$4,399,973	$4,457,446	$6,265
Home equity:
Secured by first-lien	17,260	8,822	29,259	55,341	3,760,238	3,815,579	9,247
Secured by second-lien	32,334	18,357	31,626	82,317	4,317,517	4,399,834	10,951
Residential mortgage	134,228	45,774	204,648	384,650	4,843,626	5,228,276	141,901	(4)
Other consumer	7,655	1,502	1,988	11,145	486,423	497,568	1,988

	March 31, 2011						90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$16,595	$14,056	$70,871	$101,522	$3,759,155	$3,860,677	$—
Other commercial and industrial	33,424	12,161	86,706	132,291	9,305,887	9,438,178	—

Total commercial and industrial	$50,019	$26,217	$157,577	$233,813	$13,065,042	$13,298,855	$—

Commercial real estate:
Retail properties	$35,644	$1,249	$48,919	$85,812	$1,608,701	$1,694,513	$—
Multi family	9,393	2,804	30,978	43,175	1,028,971	1,072,146	—
Office	14,155	1,382	38,191	53,728	994,578	1,048,306	—
Industrial and warehouse	6,838	3,062	15,146	25,046	765,585	790,631	—
Other commercial real estate	26,966	13,905	83,356	124,227	1,568,432	1,692,659	—

Total commercial real estate	$92,996	$22,402	$216,590	$331,988	$5,966,267	$6,298,255	$—

Automobile	$37,775	$8,374	$5,440	$51,589	$5,751,008	$5,802,597	$5,440
Home equity:
Secured by first-lien	16,323	8,562	21,853	46,738	3,146,963	3,193,701	10,508
Secured by second-lien	31,336	13,560	27,532	72,428	4,517,241	4,589,669	13,622
Residential mortgage	121,190	39,062	181,010	341,262	4,175,785	4,517,047	136,298	(5)
Other consumer	7,067	1,985	2,038	11,090	534,622	545,712	2,138

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	March 31, 2012, excludes $520,564 thousand of loans and leases acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.
(3)	Includes $94,560 thousand guaranteed by the U.S. government.
(4)	Includes $96,703 thousand guaranteed by the U.S. government.
(5)	Includes $94,440 thousand guaranteed by the U.S. government.

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

The ALLL consists of two components: (1) the transaction reserve, which includes specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2012 and 2011:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2012: (1)
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(33,506)	(21,402)	(7,610)	(25,265)	(11,745)	(8,432)	(107,960)
Recoveries of loans previously charged-off	5,011	10,896	4,532	1,536	1,175	1,818	24,968
Provision for loan and lease losses	(846)	(38,706)	2,043	48,754	12,505	8,178	31,928
Allowance for loans sold or transferred to loans held for sale	—	—	(695)	—	—	—	(695)

ALLL balance, end of period	$246,026	$339,494	$36,552	$168,898	$89,129	$32,970	$913,069

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	2,618	(72)	—	(26)	—	(42)	2,478

AULC balance, end of period	$42,276	$5,780	$—	$2,108	$1	$769	$50,934

ACL balance, end of period	$288,302	$345,274	$36,552	$171,006	$89,130	$33,739	$964,003

(1)	In accordance with ASC 805, no allowance for credit losses was recorded for the loans acquired in the FDIC-assisted Fidelity Bank acquisition.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(53,736)	(76,648)	(9,975)	(28,322)	(23,021)	(7,305)	(199,007)
Recoveries of loans previously charged-off	11,544	8,965	5,263	1,608	4,089	2,455	33,924
Provision for loan and lease losses	1,141	(9,500)	6,086	25,455	22,384	3,735	49,301
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—

ALLL balance, end of period	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(2,020)	2,275	—	(107)	—	(64)	84

AULC balance, end of period	$30,706	$8,433	$—	$2,241	$1	$830	$42,211

ACL balance, end of period	$330,269	$519,501	$50,862	$151,612	$96,742	$26,451	$1,175,437

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and second-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

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

The following table presents each loan and lease class by credit quality indicator at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012 (1)
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,754,875	$107,607	$257,853	$1,158	$4,121,493
Other commercial and industrial	11,077,669	144,019	424,117	3,739	11,649,544

Total commercial and industrial	$14,832,544	$251,626	$681,970	$4,897	$15,771,037

Commercial real estate:
Retail properties	$1,192,989	$82,923	$274,398	$—	$1,550,310
Multi family	771,062	39,305	89,114	160	899,641
Office	945,555	32,253	66,418	3	1,044,229
Industrial and warehouse	614,394	8,611	62,758	91	685,854
Other commercial real estate	1,103,994	106,089	271,156	550	1,481,789

Total commercial real estate	$4,627,994	$269,181	$763,844	$804	$5,661,823

	Credit Risk Profile by FICO score (2)
	750+	650-749	<650	Other (3)	Total
Automobile	$2,184,671	$1,865,203	$635,653	$101,315	$4,786,842
Home equity:
Secured by first-lien	2,268,832	1,352,583	338,310	7,150	3,966,875
Secured by second-lien	2,025,956	1,628,397	625,303	1,846	4,281,502
Residential mortgage	2,505,638	1,835,951	741,243	139,281	5,222,113
Other consumer	171,990	198,684	78,489	18,623	467,786

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,624,103	$101,897	$285,561	$1,195	$4,012,756
Other commercial and industrial	10,108,946	145,963	425,882	5,824	10,686,615

Total commercial and industrial	$13,733,049	$247,860	$711,443	$7,019	$14,699,371

Commercial real estate:
Retail properties	$1,191,471	$122,337	$271,675	$—	$1,585,483
Multi family	801,717	48,094	93,449	285	943,545
Office	896,230	67,050	61,476	108	1,024,864
Industrial and warehouse	649,165	9,688	70,621	68	729,542
Other commercial real estate	1,112,751	110,276	318,479	769	1,542,275

Total commercial real estate	$4,651,334	$357,445	$815,700	$1,230	$5,825,709

	Credit Risk Profile by FICO score (2)
	750+	650-749	<650	Other (3)	Total
Automobile	$2,635,082	$2,276,990	$707,141	$88,233	$5,707,446	(4)
Home equity:
Secured by first-lien	2,196,566	1,287,444	329,670	1,899	3,815,579
Secured by second-lien	2,119,292	1,646,117	625,298	9,127	4,399,834
Residential mortgage	2,454,401	1,752,409	723,377	298,089	5,228,276
Other consumer	185,333	206,749	83,431	22,055	497,568

	March 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,358,895	$143,534	$356,909	$1,340	$3,860,677
Other commercial and industrial	8,756,730	239,175	430,238	12,035	9,438,178

Total commercial and industrial	$12,115,625	$382,709	$787,147	$13,375	$13,298,855

Commercial real estate:
Retail properties	$1,292,614	$88,004	$313,895	$—	$1,694,513
Multi family	865,378	71,898	134,486	384	1,072,146
Office	826,034	119,023	103,080	169	1,048,306
Industrial and warehouse	622,456	70,857	97,481	(163)	790,631
Other commercial real estate	1,214,139	81,255	395,895	1,370	1,692,659

Total commercial real estate	$4,820,621	$431,037	$1,044,837	$1,760	$6,298,255

	Credit Risk Profile by FICO score (2)
	750+	650-749	<650	Other (3)	Total
Automobile	$2,605,609	$2,370,657	$717,090	$109,241	$5,802,597
Home equity:
Secured by first-lien	1,744,699	1,127,451	316,174	5,377	3,193,701
Secured by second-lien	2,159,005	1,751,943	678,202	519	4,589,669
Residential mortgage	1,976,016	1,620,060	775,089	145,882	4,517,047
Other consumer	199,614	226,940	99,608	19,550	545,712

(1)	Excludes $520,564 thousand of loans and leases acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.
(2)	Reflects currently updated customer credit scores.
(3)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(4)	Includes $1,250,000 thousand of loans reflected as loans held for sale related to the 2012 first quarter automobile securitization.

Impaired Loans

For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. Additionally, all TDRs, regardless of the outstanding balance amount, are also considered to be impaired.

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

On March 30, 2012, Huntington completed the FDIC-assisted acquisition of Fidelity Bank. Under the agreement, total loans and leases of $520.6 million were transferred to Huntington and recorded at fair value. Based on the timing of the acquisition occurring on the last business day of the 2012 first quarter, Management is continuing its individual loan assessment to determine if any of these acquired loans are considered to be purchased impaired (“acquired with deteriorated credit quality”) in accordance with ASC 310-30. This on-going assessment will be completed during the 2012 second quarter. As a result, no loans related to this acquisition are included in the tables within this “Impaired Loan” section.

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2012, December 31, 2011, and March 31, 2011:

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at March 31, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$21,205	$48,485	$943	$1,302	$12,660	$418	$85,013
Attributable to loans collectively evaluated for impairment	224,821	291,009	35,609	167,596	76,469	32,552	828,056

Total ALLL balance	$246,026	$339,494	$36,552	$168,898	$89,129	$32,970	$913,069

Loans and Leases at March 31, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Individually evaluated for impairment	$151,463	$360,067	$35,521	$59,604	$324,385	$4,346	$935,386
Collectively evaluated for impairment	15,619,574	5,301,756	4,751,321	8,188,773	4,897,728	463,440	39,222,592

Total loans evaluated for impairment (1)	$15,771,037	$5,661,823	$4,786,842	$8,248,377	$5,222,113	$467,786	$40,157,978

(1)	Excludes $520,564 thousand of loans and leases acquired in the FDIC-assisted Fidelity Bank acquisition on March 30, 2012.

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2011
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$30,613	$55,306	$1,393	$1,619	$16,091	$530	$105,552
Attributable to loans collectively evaluated for impairment	244,754	333,400	36,889	142,254	71,103	30,876	859,276

Total ALLL balance:	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

Loans and Leases at December 31, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Individually evaluated for impairment	$153,724	$387,402	$36,574	$52,593	$335,768	$6,220	$972,281
Collectively evaluated for impairment	14,545,647	5,438,307	4,420,872	8,162,820	4,892,508	491,348	37,951,502

Total loans evaluated for impairment	$14,699,371	$5,825,709	$4,457,446	$8,215,413	$5,228,276	$497,568	$38,923,783

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at March 31, 2011
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$43,824	$62,161	$945	$1,780	$12,103	$483	$121,296
Attributable to loans collectively evaluated for impairment	255,739	448,907	49,917	147,591	84,638	25,138	1,011,930

Total ALLL balance:	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226

Loans and Leases at March 31, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Individually evaluated for impairment	$187,339	$338,239	$29,611	$39,719	$342,015	$9,173	$946,096
Collectively evaluated for impairment	13,111,516	5,960,016	5,772,986	7,743,651	4,175,032	536,539	37,299,740

Total loans evaluated for impairment	$13,298,855	$6,298,255	$5,802,597	$7,783,370	$4,517,047	$545,712	$38,245,836

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment: (1), (2), (3)

	March 31, 2012			Three Months Ended March 31, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$9,567	$17,172	$—	$3,189	$24
Other commercial and industrial	15,837	16,729	—	5,279	93

Total commercial and industrial	$25,404	$33,901	$—	$8,468	$117

Commercial real estate:
Retail properties	$56,928	$58,237	$—	$48,202	$753
Multi family	6,139	6,283	—	6,191	97
Office	1,185	1,254	—	1,186	25
Industrial and warehouse	6,473	7,574	—	7,558	105
Other commercial real estate	15,681	30,459	—	20,022	148

Total commercial real estate	$86,406	$103,807	$—	$83,159	$1,128

With an allowance recorded:
Commercial and industrial: (4)
Owner occupied	$31,947	$40,932	$4,835	$43,322	$402
Other commercial and industrial	94,112	109,779	16,370	89,095	856

Total commercial and industrial	$126,059	$150,711	$21,205	$132,417	$1,258

Commercial real estate: (5)
Retail properties	$114,960	$139,041	$27,583	$123,791	$2,276
Multi family	36,687	44,501	4,423	37,566	622
Office	22,294	37,146	2,905	23,077	107
Industrial and warehouse	22,368	29,228	2,621	26,319	279
Other commercial real estate	77,352	98,747	10,953	78,888	1,162

Total commercial real estate	$273,661	$348,663	$48,485	$289,641	$4,446

Automobile	$35,521	$35,521	$943	$36,047	$822
Home equity:
Secured by first-lien	43,898	43,898	480	39,870	479
Secured by second-lien	15,706	15,705	822	16,228	215
Residential mortgage (7)	324,385	350,714	12,660	330,076	2,937
Other consumer	4,346	4,346	418	5,283	33

	December 31, 2011
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$—	$—	$—
Other commercial and industrial	—	—	—

Total commercial and industrial	$—	$—	$—

Commercial real estate:
Retail properties	$43,970	$45,192	$—
Multi family	6,292	6,435	—
Office	1,191	1,261	—
Industrial and warehouse	8,163	9,945	—
Other commercial real estate	22,396	38,401	—

Total commercial real estate	$82,012	$101,234	$—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$53,613	$77,205	$7,377
Other commercial and industrial	100,111	117,469	23,236

Total commercial and industrial	$153,724	$194,674	$30,613

Commercial real estate:
Retail properties	$129,396	$161,596	$30,363
Multi family	38,154	45,138	4,753
Office	23,568	42,287	2,832
Industrial and warehouse	29,435	47,373	3,136
Other commercial real estate	84,837	119,212	14,222

Total commercial real estate	$305,390	$415,606	$55,306

Automobile	$36,574	$36,574	$1,393
Home equity:
Secured by first-lien	35,842	35,842	626
Secured by second-lien	16,751	16,751	993
Residential mortgage	335,768	361,161	16,091
Other consumer	6,220	6,220	530

	March 31, 2011			Three Months Ended March 31, 2011
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (6)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$10,854	$23,302	$—	$12,216	$5
Other commercial and industrial	8,968	19,266	—	8,678	39

Total commercial and industrial	$19,822	$42,568	$—	$20,894	$44

Commercial real estate:
Retail properties	$8,637	$25,033	$—	$20,115	$—
Multi family	14,808	15,461	—	8,264	156
Office	1,278	2,697	—	1,934	—
Industrial and warehouse	2,192	6,296	—	2,785	—
Other commercial real estate	23,384	46,928	—	24,766	197

Total commercial real estate	$50,299	$96,415	$—	$57,864	$353

With an allowance recorded:
Commercial and industrial:
Owner occupied	$65,235	$82,045	$14,464	$72,106	$215
Other commercial and industrial	102,282	141,460	29,360	115,969	476

Total commercial and industrial	$167,517	$223,505	$43,824	$188,075	$691

Commercial real estate:
Retail properties	$115,996	$178,765	$22,486	$87,596	$381
Multi family	29,788	33,682	7,058	37,268	231
Office	32,530	45,865	5,270	28,668	107
Industrial and warehouse	36,927	48,015	12,677	36,138	171
Other commercial real estate	72,699	94,021	14,671	69,778	95

Total commercial real estate	$287,940	$400,348	$62,162	$259,448	$985

Automobile	$29,611	$29,611	$945	$29,687	$660
Home equity:
Secured by first-lien	22,867	22,867	657	21,710	226
Secured by second-lien	16,852	16,852	1,122	16,778	186
Residential mortgage	342,015	360,554	12,103	338,107	3,457
Other consumer	9,173	9,173	483	9,369	172

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At March 31, 2012, the loans acquired in the FDIC-assisted Fidelity Bank acquisition were in process of assessment to determine if any of the loans are considered to be purchased impaired in accordance with ASC 310-30. As such, no loans related to this acquisition are included in this table.
(4)	At March 31, 2012, $37,663 thousand of the $126,059 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	At March 31, 2012, $28,220 thousand of the $273,661 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(6)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(7)	At March 31, 2012, $15,874 thousand of the $324,385 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government.

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

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month ended March 31, 2012, was not significant.

TDRs by Loan Type

Following is a description of TDRs by the different loan types:

Commercial loan TDRs – Commercial accruing TDRs often result from loans receiving a concession with terms that are not considered a market transaction to Huntington. The TDR remains in accruing status as long as the customer is less than 90-days past due on payments per the restructured loan terms and no loss is expected.

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

Residential Mortgage loan TDRs – Residential mortgage TDRs represent loan modifications associated with traditional first-lien mortgage loans in which a concession has been provided to the borrower. The primary concessions given to residential mortgage borrowers are amortization or maturity date changes and interest rate reductions. Residential mortgages identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent.

Other Consumer loan TDRs – Generally, these are TDRs associated with home equity borrowings and automobile loans. The Company may make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs.

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

Commercial loan TDRs – In instances where the bank substantiates that it will collect its outstanding balance in full, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses.

Residential Mortgage and Other Consumer loan TDRs – Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.

Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual TDRs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.

The following table presents by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the net change in ALLL resulting from the modification for the three-month period ending March 31, 2012:

	New Troubled Debt Restructurings During The
	Three-Month Period Ended March 31, 2012 (1)
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Balance (2)	Net change in ALLL resulting from modification
C&I—Owner occupied:

Interest rate reduction	10	$3,781	$(961)
Amortization or maturity date change	17	2,722	(92)
Other	4	1,511	230

Total C&I—Owner occupied	31	$8,014	$(823)

C&I—Other commercial and industrial:

Interest rate reduction	6	$1,316	$45
Amortization or maturity date change	28	4,456	(8)
Other	15	29,502	(2,866)

Total C&I—Other commercial and industrial	49	$35,274	$(2,829)

CRE—Retail properties:

Interest rate reduction	4	$2,795	$(2)
Amortization or maturity date change	5	1,758	(18)
Other	—	—	—

Total CRE—Retail properties	9	$4,553	$(20)

CRE—Multi family:

Interest rate reduction	2	$334	$(5)
Amortization or maturity date change	10	1,501	(73)
Other	4	2,032	(125)

Total CRE—Multi family	16	$3,867	$(203)

CRE—Office:

Interest rate reduction	3	$2,116	$363
Amortization or maturity date change	—	—	—
Other	3	306	—

Total CRE—Office	6	$2,422	$363

CRE—Industrial and warehouse:

Interest rate reduction	1	$3,000	$4
Amortization or maturity date change	3	1,438	64
Other	—	—	—

Total CRE—Industrial and Warehouse	4	$4,438	$68

CRE—Other commercial real estate:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	14	46,676	1,400
Other	2	9,435	(1,601)

Total CRE—Other commercial real estate	16	$56,111	$(201)

Automobile:

Interest rate reduction	13	$129	$2
Amortization or maturity date change	472	3,376	(25)
Other	—	—	—

Total Automobile	485	$3,505	$(23)
Residential mortgage:

Interest rate reduction	1	$33	$—
Amortization or maturity date change	62	7,053	246
Other	—	—	—

Total Residential mortgage	63	$7,086	$246

First-lien home equity:

Interest rate reduction	67	$7,614	$1,299
Amortization or maturity date change	15	1,635	(5)
Other	—	—	—

Total First-lien home equity	82	$9,249	$1,294

Second-lien home equity:

Interest rate reduction	22	$932	$131
Amortization or maturity date change	14	608	(16)
Other	—	—	—

Total Second-lien home equity	36	$1,540	$115

Other consumer:

Interest rate reduction	4	$119	$9
Amortization or maturity date change	5	60	4
Other	—	—	—

Total Other consumer	9	$179	$13

(1)	No loans acquired in the FDIC-assisted Fidelity Bank acquisition are considered troubled debt restructured loans.
(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

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

The following table presents TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month period ended March 31, 2012:

	Troubled Debt Restructurings Within The Previous Twelve Months That Have Subsequently Defaulted During The Three-Month Period Ended March 31, 2012 (1), (2)
(dollar amounts in thousands)	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	1	$1,011
Amortization or maturity date change	1	199
Other	—	—

Total C&I—Owner occupied	2	$1,210

C&I—Other commercial and industrial:

Interest rate reduction	—	$—
Amortization or maturity date change	2	144
Other	2	770

Total C&I—Other commercial and industrial	4	$914

CRE—Retail Properties:

Interest rate reduction	—	$—
Amortization or maturity date change	1	224
Other	—	—

Total CRE—Retail properties	1	$224

CRE—Multi family:

Interest rate reduction	2	$1,998
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Multi family	2	$1,998

CRE—Office:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Office	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Industrial and Warehouse	—	$—

CRE—Other commercial real estate:

Interest rate reduction	—	$—
Amortization or maturity date change	3	572
Other	—	—

Total CRE—Other commercial real estate	3	$572

Automobile:

Interest rate reduction	2	$—
Amortization or maturity date change	60	—
Other	—	—

Total Automobile	62	$—	(3)

Residential mortgage:

Interest rate reduction	—	$—
Amortization or maturity date change	20	2,703
Other	—	—

Total Residential mortgage	20	$2,703

First-lien home equity:

Interest rate reduction	8	$767
Amortization or maturity date change	1	14
Other	—	—

Total First-lien home equity	9	$781

Second-lien home equity:

Interest rate reduction	1	$14
Amortization or maturity date change	1	15
Other	—	—

Total Second-lien home equity	2	$29

Other consumer:

Interest rate reduction	1	$—
Amortization or maturity date change	—	—
Other	—	—

Total Other consumer	1	$—	(4)

(1)	Subsequent default is defined as a payment redefault within 12 months of the restructuring date.
(2)	No loans acquired in the FDIC-assisted Fidelity Bank acquisition are considered troubled debt restructured loans.
(3)

Automobile loans are charged-off at time of subsequent default. During the three-month period ended March 31, 2012, $404 thousand of total automobile loans were charged-off at the time of subsequent redefault.

(4)

Other consumer loans are charged-off at time of subsequent default. During the three-month period ended March 31, 2012, $53 thousand of total other consumer loans were charged-off at the time of subsequent default.

Pledged Loans and Leases

At March 31, 2012, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati and the FHLB – Indianapolis. As of March 31, 2012, these borrowings and advances are secured by $19.1 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012		December 31, 2011		March 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$11,799	$11,799	$—	$—	$—	$—
1-5 years	51,609	52,317	51,773	52,672	52,264	51,453
6-10 years	509	524	509	532	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	63,917	64,640	52,282	53,204	52,264	51,453

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	—	—	—	—
1-5 years	209,509	211,096	218,410	219,055	48,832	48,408
6-10 years	467,959	476,376	400,105	409,521	614,519	622,263
Over 10 years	4,494,846	4,577,036	3,760,108	3,836,316	4,289,087	4,300,414

Total Federal agencies: mortgage-backed securities	5,172,314	5,264,508	4,378,623	4,464,892	4,952,438	4,971,085

TLGP securities:
Under 1 year	—	—	—	—	156,044	157,196
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total TLGP securities	—	—	—	—	156,044	157,196

Other agencies:
Under 1 year	1,650	1,664	101,346	101,656	183,405	184,672
1-5 years	611,216	622,780	611,047	620,639	1,104,343	1,085,323
6-10 years	58,110	59,362	12,333	13,249	13,325	13,515
Over 10 years	—	—	—	—	—	—

Total other agencies	670,976	683,806	724,726	735,544	1,301,073	1,283,510

Total U.S. Government backed agencies	5,907,207	6,012,954	5,155,631	5,253,640	6,461,819	6,463,244

Municipal securities:
Under 1 year	—	—	—	—	855	855
1-5 years	183,666	187,795	186,250	190,228	155,457	155,109
6-10 years	108,631	114,717	98,801	104,857	112,665	113,888
Over 10 years	87,428	88,694	109,811	112,641	170,903	170,295

Total municipal securities	379,725	391,206	394,862	407,726	439,880	440,147

Private-label CMO:
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	10,361	10,437	11,740	11,783	8,828	9,209
Over 10 years	67,931	59,794	72,858	60,581	115,573	106,337

Total private-label CMO	78,292	70,231	84,598	72,364	124,401	115,546

Asset-backed securities:
Under 1 year	—	—	—	—	—	—
1-5 years	657,648	661,449	644,080	646,315	662,319	665,316
6-10 years	299,237	300,401	197,940	199,075	147,236	148,171
Over 10 years	289,476	160,718	258,270	121,698	293,944	165,599

Total asset-backed securities (1)	1,246,361	1,122,568	1,100,290	967,088	1,103,499	979,086

Covered bonds:
Under 1 year	—	—	—	—	—	—
1-5 years	400,776	401,856	510,937	504,045	556,500	545,069
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total covered bonds	400,776	401,856	510,937	504,045	556,500	545,069

Corporate debt:
Under 1 year	900	926	501	518	—	—
1-5 years	418,780	418,342	383,909	379,657	414,667	409,032
6-10 years	128,938	131,581	148,896	148,708	—	—
Over 10 years	10,170	9,971	—	—	—	—

Total corporate debt	558,788	560,820	533,306	528,883	414,667	409,032

Other:
Under 1 year	2,650	2,648	1,900	1,900	750	750
1-5 years	1,250	1,237	2,250	2,234	7,861	8,058
6-10 years	—	—	—	—	804	827
Over 10 years	—	—	—	—	—	—
Non-marketable equity securities	291,303	291,303	286,515	286,515	308,457	308,457
Marketable equity securities	54,613	54,910	53,665	53,619	52,806	52,218

Total other	349,816	350,098	344,330	344,268	370,678	370,310

Total available-for-sale and other securities	$8,920,965	$8,909,733	$8,123,954	$8,078,014	$9,471,444	$9,322,434

(1)	Amounts at March 31, 2012, December 31, 2011, and March 31, 2011 include automobile asset backed securities with a fair value of $106 million, $145 million and $331 million, respectively, which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at March 31, 2012, December 31, 2011, and March 31, 2011 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million, $0.0 million, and $37.4 million, respectively, of stock issued by the FHLB of Indianapolis, and $122.2 million, $120.9 million and $105.5 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At March 31, 2012, December 31, 2011, and March 31, 2011, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at March 31, 2012, December 31, 2011, and March 31, 2011.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2012
U.S. Treasury	$63,917	$723	$—	$64,640
Federal agencies:
Mortgage-backed securities	5,172,314	96,126	(3,932)	5,264,508
TLGP securities	—	—	—	—
Other agencies	670,976	12,836	(6)	683,806

Total U.S. Government backed securities	5,907,207	109,685	(3,938)	6,012,954
Municipal securities	379,725	11,496	(15)	391,206
Private-label CMO	78,292	897	(8,958)	70,231
Asset-backed securities	1,246,361	5,489	(129,282)	1,122,568
Covered bonds	400,776	3,244	(2,164)	401,856
Corporate debt	558,788	5,357	(3,325)	560,820
Other securities	349,816	470	(188)	350,098

Total available-for-sale and other securities	$8,920,965	$136,638	$(147,870)	$8,909,733

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2011
U.S. Treasury	$52,282	$922	$—	$53,204
Federal agencies:
Mortgage-backed securities	4,378,623	88,266	(1,997)	4,464,892
TLGP securities	—	—	—	—
Other agencies	724,726	10,821	(3)	735,544

Total U.S. Government backed securities	5,155,631	100,009	(2,000)	5,253,640
Municipal securities	394,862	12,889	(25)	407,726
Private-label CMO	84,598	347	(12,581)	72,364
Asset-backed securities	1,100,290	3,925	(137,127)	967,088
Covered bonds	510,937	860	(7,752)	504,045
Corporate debt	533,306	891	(5,314)	528,883
Other securities	344,330	219	(281)	344,268

Total available-for-sale and other securities	$8,123,954	$119,140	$(165,080)	$8,078,014

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2011
U.S. Treasury	$52,264	$—	$(811)	$51,453
Federal agencies:
Mortgage-backed securities	4,952,438	61,338	(42,691)	4,971,085
TLGP securities	156,044	1,152	—	157,196
Other agencies	1,301,073	2,041	(19,604)	1,283,510

Total U.S. Government backed securities	6,461,819	64,531	(63,106)	6,463,244
Municipal securities	439,880	6,052	(5,785)	440,147
Private-label CMO	124,401	1,388	(10,243)	115,546
Asset-backed securities	1,103,499	4,854	(129,267)	979,086
Covered bonds	556,500	157	(11,588)	545,069
Corporate debt	414,667	114	(5,749)	409,032
Other securities	370,678	389	(757)	370,310

Total available-for-sale and other securities	$9,471,444	$77,485	$(226,495)	$9,322,434

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2012, December 31, 2011, and March 31, 2011.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	547,385	(3,932)	—	—	547,385	(3,932)
TLGP securities	—	—	—	—	—	—
Other agencies	1,893	(6)	—	—	1,893	(6)

Total U.S. Government backed securities	549,278	(3,938)	—	—	549,278	(3,938)
Municipal securities	—	—	3,500	(15)	3,500	(15)
Private-label CMO	—	—	51,275	(8,958)	51,275	(8,958)
Asset-backed securities	188,989	(463)	119,323	(128,819)	308,312	(129,282)
Covered bonds	145,721	(2,164)	—	—	145,721	(2,164)
Corporate debt	101,774	(1,563)	243,238	(1,762)	345,012	(3,325)
Other securities	1,735	(15)	884	(173)	2,619	(188)

Total temporarily impaired securities	$987,497	$(8,143)	$418,220	$(139,727)	$1,405,717	$(147,870)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	417,614	(1,997)	—	—	417,614	(1,997)
TLGP securities	—	—	—	—	—	—
Other agencies	3,070	(3)	—	—	3,070	(3)

Total U.S. Government backed securities	420,684	(2,000)	—	—	420,684	(2,000)
Municipal securities	6,667	(1)	7,311	(24)	13,978	(25)
Private-label CMO	11,613	(48)	51,039	(12,533)	62,652	(12,581)
Asset-backed securities	252,671	(547)	113,663	(136,580)	366,334	(137,127)
Covered bonds	363,694	(7,214)	14,684	(538)	378,378	(7,752)
Corporate debt	237,401	(3,652)	198,338	(1,662)	435,739	(5,314)
Other securities	1,984	(16)	—	(265)	1,984	(281)

Total temporarily impaired securities	$1,294,714	$(13,478)	$385,035	$(151,602)	$1,679,749	$(165,080)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. Treasury	$51,453	$(811)	$—	$—	$51,453	$(811)
Federal agencies:
Mortgage-backed securities	1,799,899	(42,691)	—	—	1,799,899	(42,691)
TLGP securities	—	—	—	—	—	—
Other agencies	964,978	(19,485)	10,558	(119)	975,536	(19,604)

Total U.S. Government backed securities	2,816,330	(62,987)	10,558	(119)	2,826,888	(63,106)
Municipal securities	200,747	(5,649)	3,684	(136)	204,431	(5,785)
Private-label CMO	—	—	82,798	(10,243)	82,798	(10,243)
Asset-backed securities	114,375	(766)	152,715	(128,501)	267,090	(129,267)
Covered bonds	421,634	(11,588)	—	—	421,634	(11,588)
Corporate debt	374,199	(5,749)	—	—	374,199	(5,749)
Other securities	4	(1)	2,790	(756)	2,794	(757)

Total temporarily impaired securities	$3,927,289	$(86,740)	$252,545	$(139,755)	$4,179,834	$(226,495)

The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Gross gains on sales of securities	$779	$6,735
Gross (losses) on sales of securities	(155)	(2,530)

Net gain on sales of securities	624	4,205

Other-than-temporary impairment recorded	(1,237)	(4,165)

Total securities (loss) gain	$(613)	$40

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

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of March 31, 2012:

Credit Ratings of Selected Investment Securities (1)

(dollar amounts in thousands)			Average Credit Rating of Fair Value Amount
	Amortized Cost	Fair Value	AAA	AA +/-	A +/—	BBB +/-	<BBB-

Private-label CMO securities	$78,292	$70,231	$—	$—	$21,663	$5,850	$42,718
Alt-A mortgage-backed securities	55,332	48,663	—	24,364	6,374	—	17,925
Pooled-trust-preferred securities	199,144	77,034	—	—	21,745	—	55,289

Total at March 31, 2012	$332,768	$195,928	$—	$24,364	$49,782	$5,850	$115,932

Total at December 31, 2011	$342,867	$194,062	$1,045	$23,353	$52,935	$6,858	$109,871

(1)  Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio at March 31, 2012. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

March 31, 2012

(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating (2)	# of Issuers Currently Performing/ Remaining (3)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (4)
Alesco II (1)	$41,646	$31,102	$10,228	$(20,874)	C	31/36	11%	15%	—%
Alesco IV (1)	21,176	8,243	440	(7,803)	C	31/42	17	23	—
ICONS	20,000	20,000	12,482	(7,518)	BB	25/26	3	15	53
I-Pre TSL II	31,736	31,651	21,746	(9,905)	A	24/25	3	13	74
MM Comm III	7,425	7,094	4,040	(3,054)	CC	5/10	7	14	33
Pre TSL IX (1)	5,000	3,955	1,353	(2,602)	C	32/48	28	16	3
Pre TSL X (1)	17,955	9,915	4,029	(5,886)	C	33/53	42	26	—
Pre TSL XI (1)	25,691	22,667	6,556	(16,111)	C	42/63	29	19	—
Pre TSL XIII (1)	28,495	22,703	6,810	(15,893)	C	40/63	33	24	—
Reg Diversified (1)	25,500	6,908	393	(6,515)	D	24/44	45	17	—
Soloso (1)	12,500	3,906	770	(3,136)	C	41/65	29	18	—
Tropic III	31,000	31,000	8,187	(22,813)	CC	22/43	42	32	26

Total	$268,124	$199,144	$77,034	$(122,110)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(3)	Includes both banks and/or insurance companies.
(4)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 31% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 5% to LIBOR plus 16% as of 2012. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For three-month periods ended March 31, 2012 and 2011, the following tables summarize by debt security type, total OTTI losses, unrealized OTTI losses included in OCI, and OTTI recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended March 31,
(dollar amounts in thousands)	Alt-A Mortgage-backed	Pooled- trust-preferred	Private- label CMO	Total
2012
Total OTTI recoveries (losses) (unrealized and realized)	$1,424	$2,911	$1,392	$5,727
Unrealized OTTI (recoveries) losses recognized in OCI	(1,424)	(2,911)	(2,629)	(6,964)

Net impairment losses recognized in earnings	$—	$—	$(1,237)	$(1,237)

2011
Total OTTI recoveries (losses) (unrealized and realized)	$1,104	$6,397	$2,375	$9,876
Unrealized OTTI (recoveries) losses recognized in OCI	(1,275)	(9,604)	(3,162)	(14,041)

Net impairment losses recognized in earnings	$(171)	$(3,207)	$(787)	$(4,165)

The following table rolls forward the unrealized OTTI recognized in OCI on debt securities held by Huntington for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Balance, beginning of period	$89,301	$100,838
Reductions from sales of securities with credit impairment	—	—
Noncredit impairment on securities not previously considered credit impaired	—	—
Change due to improvement in expected cash flows	(6,964)	(14,041)
Additional noncredit impairment on securities with previous credit impairment	—	—

Balance, end of period	$82,337	$86,797

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month periods ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Balance, beginning of period	$56,764	$54,536
Reductions from sales/maturities	(1,097)	—
Credit losses not previously recognized	—	—
Additional credit losses	1,237	4,165

Balance, end of period	$56,904	$58,701

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on nonagency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and, therefore, does not consider them to be other-than-temporarily impaired at March 31, 2012.

As of March 31, 2012, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at March 31, 2012 and December 31, 2011. There were no securities classified as held-to-maturity at March 31, 2011.

	March 31, 2012		December 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	621,798	642,871	640,551	660,186

Total Federal agencies: mortgage-backed securities	621,798	642,871	640,551	660,186

Total U.S. Government backed agencies	621,798	642,871	640,551	660,186

Total held-to-maturity securities	$621,798	$642,871	$640,551	$660,186

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2012 and December 31, 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2012
Federal Agencies:
Mortgage-backed securities	$621,798	$21,073	$—	$642,871

Total U.S. Government backed securities	621,798	21,073	—	642,871

Total held-to-maturity securities	$621,798	$21,073	$—	$642,871

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2011
Federal Agencies:
Mortgage-backed securities	$640,551	$19,652	$(17)	$660,186

Total U.S. Government backed securities	640,551	19,652	(17)	660,186

Total held-to-maturity securities	$640,551	$19,652	$(17)	$660,186

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2012, Management has evaluated all held-to-maturity securities and concluded no impairment existed in the portfolio.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Residential mortgage loans sold with servicing retained	$1,006,084	$1,257,503
Pretax gains resulting from above loan sales (1)	28,941	32,679

(1)	Recorded in other noninterest income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. At the time of initial capitalization, MSRs are recorded using either the either the fair value method or the amortization method. The election of the fair value method or amortization method is made at the time each servicing asset is established and is based upon Management’s forward assumptions regarding interest rates. MSRs are included in accrued income and other assets. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
Fair Value Method:	March 31,
(dollar amounts in thousands)	2012	2011
Fair value, beginning of period	$65,001	$125,679
Change in fair value during the period due to:
Time decay (1)	(856)	(1,374)
Payoffs (2)	(4,039)	(5,872)
Changes in valuation inputs or assumptions (3)	2,348	774

Fair value, end of period	$62,454	$119,207

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method:	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Carrying value, beginning of year	$72,434	$70,516
New servicing assets created	10,287	15,453
Impairment recovery / (charge)	7,558	—
Amortization and other	(4,384)	(2,617)

Carrying value, end of period	$85,895	$83,352

Fair value, end of period	$86,060	$100,438

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

A summary of key assumptions and the sensitivity of the MSR value at March 31, 2012, to changes in these assumptions follows:

			Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change
Constant prepayment rate	18.3%		$(4,138)	$(8,141)
Spread over forward interest rate swap rates	654	bps	(1,499)	(2,998)

MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. Huntington hedges the value of certain MSRs against changes in value attributable to changes in interest rates using a combination of derivative instruments and trading securities.

Total servicing fees included in mortgage banking income amounted to $11.8 million and $12.5 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Automobile Loans and Leases

In the 2012 first quarter, automobile loans totaling $1.3 billion were transferred to a trust in a securitization transaction in exchange for $1.3 billion of net proceeds. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, Huntington recognized a $23.0 million gain which is reflected in other noninterest income on the Condensed Consolidated Statement of Income and recorded a $19.9 million servicing asset which is reflected in accrued income and other assets on the Condensed Consolidated Balance Sheet.

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

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2012, and 2011, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Carrying value, beginning of period	$13,377	$97
New servicing assets created	19,883	—
Amortization and other	(2,480)	(28)

Carrying value, end of period	$30,780	$69

Fair value, end of period	$31,509	$215

Servicing income, net of amortization of capitalized servicing assets, amounted to $1.2 million and $0.4 million for the three-month periods ending March 31, 2012, and 2011, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A rollforward of goodwill by business segment for the first three-month period of 2012 was as follows:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2011, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

At March 31, 2012, December 31, 2011, and March 31, 2011, Huntington’s other intangible assets consisted of the following:

	Gross			Net
	Carrying		Accumulated	Carrying
(dollar amounts in thousands)	Amount		Amortization	Value
March 31, 2012
Core deposit intangible	$384,210	(1)	$(272,946)	$111,264
Customer relationship	104,574		(45,026)	59,548
Other	25,164		(24,841)	323

Total other intangible assets	$513,948		$(342,813)	$171,135

December 31, 2011
Core deposit intangible	$376,846		$(263,410)	$113,436
Customer relationship	104,574		(43,052)	61,522
Other	25,164		(24,820)	344

Total other intangible assets	$506,584		$(331,282)	$175,302

March 31, 2011
Core deposit intangible	$376,846		$(230,339)	$146,507
Customer relationship	104,574		(36,831)	67,743
Other	25,164		(24,163)	1,001

Total other intangible assets	$506,584		$(291,333)	$215,251

(1)	Includes $7,364 thousand related to the FDIC-assisted acquisition of Fidelity Bank on March 30, 2012.

The estimated amortization expense of other intangible assets for the remainder of 2012 and the next five years is as follows:

(dollar amounts	Amortization
in thousands)	Expense
2012	$35,778
2013	41,994
2014	37,136
2015	20,832
2016	7,475
2017	6,851

8. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month periods ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$6,964	$(2,437)	$4,527
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	26,788	(9,563)	17,225
Less: Reclassification adjustment for net losses (gains) included in net income	613	(215)	398

Net change in unrealized holding gains (losses) on available-for-sale debt securities	34,365	(12,215)	22,150

Net change in unrealized holding gains (losses) on available-for-sale equity securities	343	(120)	223
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(14,876)	5,207	(9,669)
Change in pension and post-retirement benefit plan assets and liabilities	4,989	(1,746)	3,243

Total other comprehensive income (loss)	$24,821	$(8,874)	$15,947

	Three Months Ended March 31, 2011
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$14,041	$(4,914)	$9,127
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(5,725)	1,975	(3,750)
Less: Reclassification adjustment for net losses (gains) included in net income	(40)	14	(26)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	8,276	(2,925)	5,351

Net change in unrealized holding gains (losses) on available-for-sale equity securities	70	(24)	46
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(22,188)	7,766	(14,422)
Change in pension and post-retirement benefit plan assets and liabilities	4,000	(1,400)	2,600

Total other comprehensive income (loss)	$(9,842)	$3,417	$(6,425)

Activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2012 and 2011, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2010	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)
Period change	5,351	46	(14,422)	2,600	(6,425)

Balance, March 31, 2011	$(95,939)	$(381)	$21,288	$(128,889)	$(203,921)

Balance, December 31, 2011	$(29,267)	$(30)	$40,898	$(185,364)	$(173,763)
Period change	22,150	223	(9,669)	3,243	15,947

Balance, March 31, 2012	$(7,117)	$193	$31,229	$(182,121)	$(157,816)

(1) Amount at March 31, 2012 includes $0.3 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

9. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. Huntington did not repurchase any shares during the three-month periods ended March 31, 2012 and 2011.

10. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month periods ended March 31, 2012 and 2011, was as follows:

	Three Months Ended March 31,
(dollar amounts in thousands, except per share amounts)	2012	2011
Basic earnings per common share:
Net income	$153,270	$126,446
Preferred stock dividends	(8,049)	(7,703)

Net income available to common shareholders	$145,221	$118,743
Average common shares issued and outstanding	864,499	863,359
Basic earnings per common share	$0.17	$0.14

Diluted earnings per common share
Net income available to common shareholders	$145,221	$118,743
Effect of assumed preferred stock conversion	—	—

Net income applicable to diluted earnings per share	$145,221	$118,743
Average common shares issued and outstanding	864,499	863,359
Dilutive potential common shares:
Stock options and restricted stock units and awards	3,463	2,996
Shares held in deferred compensation plans	1,202	882
Conversion of preferred stock	—	—

Dilutive potential common shares:	4,665	3,878

Total diluted average common shares issued and outstanding	869,164	867,237
Diluted earnings per common share	$0.17	$0.14

Approximately 22.9 million and 14.7 million options to purchase shares of common stock outstanding at the end of March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $12.38 per share and $20.71 per share at the end of each respective period.

11. SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share-based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Unaudited Condensed Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Assumptions
Risk-free interest rate	1.17%	2.49%
Expected dividend yield	2.73	0.58
Expected volatility of Huntington’s common stock	30.0	32.5
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$1.27	$2.35

The following table illustrates total share-based compensation expense and related tax benefit for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Share-based compensation expense	$5,303	$3,625
Tax benefit	1,759	1,269

Huntington’s stock option activity and related information for the three-month period ended March 31, 2012, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,205	$11.47
Granted	117	5.85
Exercised	(106)	3.96
Forfeited/expired	(803)	16.03
Outstanding at March 31, 2012	26,413	$11.33	4.0	$11,308

Vested and expected to vest at March 31, 2012 (1)	25,461	$11.54	4.0	$10,821

Exercisable at March 31, 2012	13,155	$16.82	2.0	$3,816

(1) The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month periods ended March 31, 2012 and March 31, 2011, cash received for the exercises of stock options was $0.4 million and $0.1 million, respectively. The tax benefit realized from stock option exercises was less than $0.1 million for each respective period.

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

The following table summarizes the status of Huntington’s restricted stock units and restricted stock awards as of March 31, 2012, and activity for the three-month period ended March 31, 2012:

(amounts in thousands, except per share amounts)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	7,591	$6.09
Granted	208	5.88
Vested	(190)	7.52
Forfeited	(62)	5.99

Nonvested at March 31, 2012	7,547	$6.05

The weighted-average grant date fair value of nonvested shares granted for the three-month periods ended March 31, 2012 and 2011, were $5.88 and $7.50, respectively. The total fair value of awards vested was $1.1 million and $0.2 million during the three-month periods ended March 31, 2012, and 2011, respectively. As of March 31, 2012, the total unrecognized compensation cost related to nonvested awards was $25.4 million with a weighted-average expense recognition period of 1.7 years.

Of the remaining 36.9 million shares of common stock authorized for issuance at March 31, 2012, 34.0 million were outstanding and 2.9 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At March 31, 2012, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises and award releases in 2012.

12. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2012.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended March 31,		Post Retirement Benefits Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Service cost	$6,217	$5,413	$—	$—
Interest cost	7,304	7,518	338	405
Expected return on plan assets	(11,433)	(10,823)	—	—
Amortization of transition asset	(1)	(1)	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains (losses)	6,739	5,874	(83)	(106)
Settlements	1,750	1,750	—	—

Benefit expense	$9,134	$8,289	$(83)	$(39)

The Bank, as trustee, held all Plan assets at March 31, 2012, and December 31, 2011. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	March 31, 2012		December 31, 2011
Cash	$511	—%	$25	—%
Cash equivalents:
Huntington funds - money market	11,188	2	39,943	7
Fixed income:
Huntington funds - fixed income funds	200,096	35	174,615	32
Equities:
Huntington funds	319,595	55	283,963	53
Huntington common stock	48,282	8	40,424	8

Fair value of plan assets	$579,672	100%	$538,970	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2012, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At March 31, 2012, Plan assets were invested 63% in equity investments and 37% in bonds, with an average duration of 3.3 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 70% in equity investments and 30% in bond investments.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended March 31,
(dollar amounts in millions)	2012	2011
SERP & SRIP	$0.8	$0.7
Defined contribution plan	4.5	3.7

Benefit cost	$5.3	$4.4

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third-party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 96% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 3% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, pooled-trust-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

For non-agency ALT-A asset-backed securities, private-label CMO securities, and pooled-trust-preferred CDO securities the fair value methodology incorporates values obtained from proprietary discounted cash flow models provided by a third party. The modeling process for the ALT-A asset-backed securities and private-label CMO securities incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. Huntington validates the reasonableness of the assumptions by comparing the assumptions with market information. Huntington uses the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from third party pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. The modeling of the fair value of the pooled-trust-preferred CDO’s utilizes a similar methodology, with the probability of default (“PD”) of each issuer being the most critical input. Management evaluates the PD assumptions provided to the third party pricing service by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates and prepayments. Each quarter, the Company seeks to obtain information on actual trades of securities with similar characteristics to further support our fair value estimates and our underlying assumptions. For purposes of determining fair value at March 31, 2012, the discounted cash flow modeling was the predominant input.

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

Derivatives

Derivatives classified as Level 1 consist of exchange traded options and forward commitments to deliver mortgage-backed securities which are valued using quoted prices. Asset and liability conversion swaps and options, and interest rate caps are classified as Level 2. These derivative positions are valued using a discounted cash flow method that incorporates current market interest rates. Derivatives classified as Level 3 consist primarily of interest rate lock agreements related to mortgage loan commitments. The determination of fair value includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption. A significant increase or decrease in the external market price would result in a significantly higher or lower fair value measurement.

Securitization trust notes payable

Consists of certain securitization trust notes payable related to the automobile loan receivables measured at fair value. The notes payable are classified as Level 2 and are valued based on interest rates for similar financial instruments.

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012, December 31, 2011, and March 31, 2011 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2012
Assets
Loans held for sale	$—	$309,307	$—	$—	$309,307
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	4,651	—	—	4,651
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	21,747	—	—	21,747
Other securities	33,054	211	—	—	33,265

	33,054	26,609	—	—	59,663
Available-for-sale and other securities:
U.S. Treasury securities	64,640	—	—	—	64,640
Federal agencies: Mortgage-backed	—	5,264,508	—	—	5,264,508
TLGP securities	—	—	—	—	—
Federal agencies: Other agencies	—	683,806	—	—	683,806
Municipal securities	—	305,759	85,447	—	391,206
Private-label CMO	—	—	70,231	—	70,231
Asset-backed securities	—	996,872	125,696	—	1,122,568
Covered bonds	—	401,856	—	—	401,856
Corporate debt	—	560,820	—	—	560,820
Other securities	54,910	3,885	—	—	58,795

	119,550	8,217,506	281,374	—	8,618,430

Automobile loans	—	—	250,774	—	250,774

MSRs	—	—	62,454	—	62,454

Derivative assets	6,043	416,126	7,956	(82,468)	347,657

Liabilities
Securitization trust notes payable	—	76,691	—	—	76,691
Derivative liabilities	7,189	233,228	513	(4,002)	236,928
Other liabilities	—	1,474	—	—	1,474

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2011
Assets
Mortgage loans held for sale	$—	$343,588	$—	$—	$343,588

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	5,541	—	—	5,541
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	8,147	—	—	8,147
Other securities	32,085	126	—	—	32,211

	32,085	13,814	—	—	45,899

Available-for-sale and other securities:
U.S. Treasury securities	53,204	—	—	—	53,204
Federal agencies: Mortgage-backed	—	4,464,892	—	—	4,464,892
TLGP securities	—	—	—	—	—
Federal agencies: Other agencies	—	735,544	—	—	735,544
Municipal securities	—	312,634	95,092	—	407,726
Private-label CMO	—	—	72,364	—	72,364
Asset-backed securities	—	845,390	121,698	—	967,088
Covered bonds	—	504,045	—	—	504,045
Corporate debt	—	528,883	—	—	528,883
Other securities	53,619	4,134	—	—	57,753

	106,823	7,395,522	289,154	—	7,791,499

Automobile loans	—	—	296,250	—	296,250

MSRs	—	—	65,001	—	65,001

Derivative assets	4,886	485,428	6,770	(94,082)	403,002

Liabilities
Securitization trust notes payable	—	123,039	—	—	123,039

Derivative liabilities	12,245	246,132	6,939	—	265,316

Other liabilities	—	751	—	—	751

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2011
Assets
Mortgage loans held for sale	$—	$162,768	$—	$—	$162,768

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	8,883	—	—	8,883
Federal agencies: Other agencies	—	49,742	—	—	49,742
Municipal securities	—	27,398	—	—	27,398
Other securities	75,610	2,856	—	—	78,466

	75,610	88,879	—	—	164,489

Available-for-sale and other securities:
U.S. Treasury securities	51,453	—	—	—	51,453
Federal agencies: Mortgage-backed	—	4,971,085	—	—	4,971,085
TLGP securities	—	157,196	—	—	157,196
Federal agencies: Other agencies	—	1,283,510	—	—	1,283,510
Municipal securities	—	304,871	135,276	—	440,147
Private-label CMO	—	—	115,546	—	115,546
Asset-backed securities	—	813,487	165,599	—	979,086
Covered bonds	—	545,069	—	—	545,069
Corporate debt	—	409,032	—	—	409,032
Other securities	52,218	9,635	—	—	61,853

	103,671	8,493,885	416,421	—	9,013,977
Automobile loans	—	—	458,851	—	458,851

MSRs	—	—	119,207	—	119,207

Derivative assets	4,113	294,166	2,996	(50,070)	251,205

Liabilities
Securitization trust notes payable	—	294,905	—	—	294,905

Derivative liabilities	4,748	183,993	3,828	—	192,569

Other liabilities	8,408	—	—	—	8,408

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,547)	725	—	(990)	(176)	(92)
Included in OCI	—	—	—	4,173	7,793	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(45,384)
Issues	—	—	—	—	—	—
Settlements	—	6,887	(9,645)	(5,316)	(3,619)	—

Closing balance	$62,454	$7,443	$85,447	$70,231	$125,696	$250,774

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,547)	$559	$—	$(4,178)	$(7,793)	$(92)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$125,679	$966	$149,806	$121,925	$162,684	$522,717
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(6,472)	(1,704)	—	(442)	(3,270)	(2,511)
Included in OCI	—	—	—	3,727	10,297	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(61,355)
Issues	—	—	—	—	—	—
Settlements	—	(94)	(14,530)	(9,664)	(4,112)	—

Closing balance	$119,207	$(832)	$135,276	$115,546	$165,599	$458,851

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(6,472)	$(1,798)	$—	$3,727	$10,297	$(2,511)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2012 and 2011:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(2,547)	$1,393	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,237)	—	—
Interest and fee income	—	—	—	247	(176)	(2,024)
Noninterest income	—	(668)	—	—	—	1,932

Total	$(2,547)	$725	$—	$(990)	$(176)	$(92)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(6,472)	$(1,704)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(788)	(3,377)	—
Interest and fee income	—	—	—	346	107	(2,439)
Noninterest income	—	—	—	—	—	(72)

Total	$(6,472)	$(1,704)	$—	$(442)	$(3,270)	$(2,511)

Assets and liabilities under the fair value option

Huntington has elected the fair value option for certain loans in the held for sale portfolio. The following table presents the fair value and aggregate principal balance of loans held for sale under the fair value option.

(dollar amounts in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Fair value	$309,307	$343,588	$162,768
Aggregate outstanding principal balance	299,406	328,641	157,883

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2012 and 2011.

	Net gains (losses) from fair value changes
	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Assets
Mortgage loans held for sale	$(4,895)	$6,073
Automobile loans	(93)	(2,511)
Liabilities
Securitization trust notes payable	(1,344)	(2,249)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Assets
Automobile loans	$566	$107

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2012, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended March 31, 2012
Impaired loans	$7,327	$—	$—	$7,327	$(2,069)
Accrued income and other assets	48,747	—	—	48,747	$(543)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At March 31, 2012, Huntington identified $7.3 million of impaired loans for which the fair value is recorded based upon collateral value. For the three-month period ended March 31, 2012, nonrecurring fair value impairment of $2.1 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At March 31, 2012, Huntington had $48.7 million of OREO assets. For the three-month period ended March 31, 2012, fair value losses of $0.5 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements

(dollar amounts in thousands, except net costs to service)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$62,454	Discounted cash flow	Constant prepayment rate (CPR)	8% -35% (18%)
			Option Adjusted Spread (OAS)	-856 -4,375 (654)
			Net costs to service	$10 -$107 ($35)

Derivative assets	7,956	Consensus Pricing	Net market price	-4.4% -12.9% (1.7%)
Derivative liabilities	513		Estimated Pull thru %	50% - 90% (76%)

Municipal securities	85,447	Discounted cash flow	Discount rate	0.6% - 7.0% (2.4%)

Private-label CMO	70,231	Discounted cash flow	Discount rate	3.6% - 10.5% (7.6%)
			Constant prepayment rate (CPR)	0.8% - 26.7% (12.1%)
			Probability of default	0.0% - 13.0% (2.1%)
			Loss Severity	5.0% - 100% (31.5%)

Asset-backed securities	125,696	Discounted cash flow	Discount rate	5.5% - 16.5% (9.4%)
			Constant prepayment rate (CPR)	5.1% - 9.8% (6.2%)
			Cumulative prepayment rate	0.0% - 100% (4.3%)
			Constant default	0.3% - 4.1% (2.8%)
			Cumulative default	1.1% - 100% (21.3%)
			Loss given default	85% - 100% (93.0%)
			Cure given deferral	0.0% - 100% (40.7%)
			Loss severity	20.0% - 75.0% (63.5%)

Automobile loans	250,774	Discounted cash flow	Absolute prepayment speed (ABS)	1.3%
			Discount rate	1.0% - 9.0% (3.8%)
			Life of pool cumulative losses	2.4%

Impaired loans	7,327	Appraisal value	NA	NA

Other real estate owned	48,747	Appraisal value	NA	NA

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,263,190	$1,263,190	$1,206,911	$1,206,911	$1,338,819	$1,338,819
Trading account securities	59,663	59,663	45,899	45,899	164,489	164,489
Loans held for sale	310,383	310,383	1,618,391	1,638,276	164,282	164,282
Available-for-sale and other securities	8,909,733	8,909,733	8,078,014	8,078,014	9,322,434	9,322,434
Held-to-maturity securities	621,798	642,871	640,551	660,186	—	—
Net loans and direct financing leases	39,765,473	38,347,021	37,958,955	36,669,829	37,112,610	35,782,739
Derivatives	347,657	347,657	403,002	403,002	251,205	251,205

Financial Liabilities:
Deposits	(45,008,964)	(45,116,447)	(43,279,625)	(43,406,125)	(41,366,487)	(41,554,364)
Short-term borrowings	(1,504,086)	(1,487,965)	(1,441,092)	(1,429,717)	(2,051,258)	(2,012,436)
Federal Home Loan Bank advances	(56,938)	(56,938)	(362,972)	(362,972)	(21,379)	(21,379)
Other long-term debt	(1,058,167)	(1,059,824)	(1,231,517)	(1,232,975)	(1,900,555)	(1,914,565)
Subordinated notes	(1,494,263)	(1,424,931)	(1,503,368)	(1,410,392)	(1,487,566)	(1,406,068)
Derivatives	(236,928)	(236,928)	(265,316)	(265,316)	(192,569)	(192,569)

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2012, December 31, 2011, and March 31, 2011:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	March 31, 2012
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	642,871	—	642,871
Net loans and direct financing leases	—	—	37,575,683	37,575,683
Financial liabilities
Deposits	—	(36,216,305)	(8,187,600)	(44,403,905)
Short-term borrowings	—	—	(1,487,965)	(1,487,965)
Other long-term debt	—	(829,353)	(153,780)	(983,133)
Subordinated notes	—	—	(1,424,931)	(1,424,931)

	Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2011
Financial Assets
Loans held for sale	$—	$—	$1,291,755	$1,291,755
Held-to-maturity securities	—	660,186	—	660,186
Net loans and direct financing leases	—	—	36,373,579	36,373,579
Financial liabilities
Deposits	—	(35,049,194)	(8,356,931)	(43,406,125)
Short-term borrowings	—	—	(1,429,717)	(1,429,717)
Other long-term debt	—	(937,959)	(171,977)	(1,109,936)
Subordinated notes	—	—	(1,410,392)	(1,410,392)

	Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	March 31, 2011
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	—	—	—
Net loans and direct financing leases	—	—	35,323,888	35,323,888
Financial liabilities
Deposits	—	(31,084,419)	(10,469,945)	(41,554,364)
Short-term borrowings	—	—	(2,012,436)	(2,012,436)
Other long-term debt	—	(1,353,467)	(266,193)	(1,619,660)
Subordinated notes	—	—	(1,406,068)	(1,406,068)

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

Loans and direct financing leases

Variable-rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans and leases are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans and leases with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan and lease portfolio. The valuation of the loan portfolio reflected discounts that Huntington believed are consistent with transactions occurring in the marketplace.

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

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At March 31, 2012, December 31, 2011, and March 31, 2011, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $18.1 million, $36.4 million, and $37.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

At March 31, 2012, Huntington pledged $235.2 million of investment securities and cash collateral to counterparties, while other counterparties pledged $123.2 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide $1.1 million of additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2012, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,015,000	$8,015,000
Investment securities	—	50,000	50,000
Deposits	988,912	—	988,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at March 31, 2012	$1,621,912	$8,065,000	$9,686,912

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2012:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps—receive fixed—generic	$8,065,000	2.6	$24,649	1.17%	0.56%

Total asset conversion swaps	8,065,000	2.6	24,649	1.17	0.56
Liability conversion swaps
Liability conversion swaps—receive fixed—generic	1,591,912	3.3	102,720	2.53	0.57
Liability conversion swaps—receive fixed—callable	30,000	8.5	232	2.98	0.23

Total liability conversion swaps	1,621,912	3.4	102,952	2.54	0.57

Total swap portfolio	$9,686,912	2.7	$127,601	1.40%	0.56%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $24.7 million and $33.9 million for the three-month periods ended March 31, 2012, and 2011, respectively.

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

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2012, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at March 31, 2012, December 31, 2011, and March 31, 2011 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets:

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011
Interest rate contracts designated as hedging instruments	$127,601	$175,932	$68,385
Interest rate contracts not designated as hedging instruments	288,525	309,496	225,781
Foreign exchange contracts not designated as hedging instruments	5,178	4,885	3,450

Total contracts	$421,304	$490,313	$297,616

Liability derivatives included in accrued expenses and other liabilities

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011
Interest rate contracts designated as hedging instruments	$—	$—	$384
Interest rate contracts not designated as hedging instruments	233,673	252,962	187,155
Foreign exchange contracts not designated as hedging instruments	4,697	4,318	3,491

Total contracts	$238,370	$257,280	$191,030

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(dollar amounts in thousands)	2012	2011
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$533	$(5,760)
Change in fair value of hedged deposits (1)	(594)	5,520
Change in fair value of interest rate swaps hedging subordinated notes (2)	(8,758)	(9,154)
Change in fair value of hedged subordinated notes (2)	8,758	9,154
Change in fair value of interest rate swaps hedging other long-term debt (2)	(347)	(579)
Change in fair value of hedged other long-term debt (2)	347	579

(1) Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

(2) Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month periods ended March 31, 2012 and 2011 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
(dollar amounts in thousands)	2012	2011		2012	2011
Interest rate contracts
Loans	$(25,827)	$(25,143)	Interest and fee income - loans and leases	$24,786	$16,504
Investment Securities	35	—	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - subordinated notes and other long-term debt	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	7	7
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(25,792)	$(25,143)		$24,793	$16,511

During the next twelve months, Huntington expects to reclassify to earnings $45.0 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2012	2011
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$14	$465
FHLB Advances	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2012, December 31, 2011, and March 31, 2011, were $55.3 million, $53.2 million, and $46.2 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $11.0 billion, $10.6 billion, and $9.6 billion at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $288.5 million, $309.5 million, and $225.8 million at the same dates, respectively.

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

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011
Derivative assets:
Interest rate lock agreements	$7,956	$6,770	$2,996
Forward trades and options	865	1	663

Total derivative assets	8,821	6,771	3,659

Derivative liabilities:
Interest rate lock agreements	(68)	(109)	(282)
Forward trades and options	(2,492)	(7,927)	(1,257)

Total derivative liabilities	(2,560)	(8,036)	(1,539)

Net derivative asset (liability)	$6,261	$(1,265)	$2,120

The total notional value of these derivative financial instruments at March 31, 2012, December 31, 2011, and March 31, 2011, was $2.1 billion, $1.7 billion, and $2.4 billion, respectively. The total notional amount at March 31, 2012, corresponds to trading assets with a fair value of $3.1 million and trading liabilities with a fair value of $2.8 million. Total MSR hedging gains and (losses) for the three-month periods ended March 31, 2012 and 2011, were $(2.2) million and $(4.2) million, respectively. Included in total MSR hedging gains and losses for the three-month periods ended March 31, 2012 and 2011 were gains and (losses) related to derivative instruments of $(2.3) million and $(3.7) million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15.	VIEs

Consolidated VIEs

Consolidated VIEs at March 31, 2012, consisted of certain loan securitization trusts. Loan securitizations include automobile loan and lease securitization trusts formed in 2009, 2008, and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012
	2009	2008	2006	Other
	Automobile	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trust	Trusts	Total
Assets:
Cash	$19,178	$12,854	$54,521	$—	$86,553
Loans and leases	250,774	101,367	601,736	—	953,877
Allowance for loan and lease losses	—	(770)	(4,573)	—	(5,343)

Net loans and leases	250,774	100,597	597,163	—	948,534
Accrued income and other assets	1,014	427	2,334	338	4,113

Total assets	$270,966	$113,878	$654,018	$338	$1,039,200

Liabilities:
Other long-term debt	$76,691	$—	$225,236	$—	$301,927
Accrued interest and other liabilities	194	—	56	338	588

Total liabilities	$76,885	$—	$225,292	$338	$302,515

	December 31, 2011
	2009	2008	2006	Other
	Automobile	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trust	Trusts	Total
Assets:
Cash	$18,212	$12,722	$52,325	$—	$83,259
Loans and leases	296,250	131,563	704,345	—	1,132,158
Allowance for loan and lease losses	—	(1,118)	(5,987)	—	(7,105)

Net loans and leases	296,250	130,445	698,358	—	1,125,053
Accrued income and other assets	1,692	610	2,959	1,117	6,378

Total assets	$316,154	$143,777	$753,642	$1,117	$1,214,690

Liabilities:
Other long-term debt	$123,039	$18,230	$333,644	$—	$474,913
Accrued interest and other liabilities	298	40	88	419	845

Total liabilities	$123,337	$18,270	$333,732	$419	$475,758

	March 31, 2011
	2009	2008	2006	Other
	Automobile	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trust	Trusts	Total
Assets:
Cash	$26,724	$20,876	$69,902	$—	$117,502
Loans and leases	458,851	245,332	1,057,647	—	1,761,830
Allowance for loan and lease losses	—	(2,134)	(9,202)	—	(11,336)

Net loans and leases	458,851	243,198	1,048,445	—	1,750,494
Accrued income and other assets	2,087	1,041	4,297	5,971	13,396

Total assets	$487,662	$265,115	$1,122,644	$5,971	$1,881,392

Liabilities:
Other long-term debt	$294,905	$103,002	$746,421	$—	$1,144,328
Accrued interest and other liabilities	590	214	173	5,100	6,077

Total liabilities	$295,495	$103,216	$746,594	$5,100	$1,150,405

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its’ interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012 Automobile Trust	$19,202	$—	$19,202
2011 Automobile Trust	11,578	—	11,578
Tower Hill Securities, Inc.	89,528	65,000	89,528
Trust-Preferred Securities	17,364	554,417	—
Low Income Housing Tax Credit Partnerships	376,231	152,711	376,231

Total	$513,903	$772,128	$496,539

	December 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2011 Automobile Trust	$13,377	$—	$13,377
Tower Hill Securities, Inc.	90,514	65,000	90,514
Trust-Preferred Securities	17,364	554,496	—
Low Income Housing Tax Credit Partnerships	376,098	157,754	376,098

Total	$497,353	$777,250	$479,989

	March 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
Tower Hill Securities, Inc.	$89,256	$65,000	$89,256
Trust-Preferred Securities	17,519	592,542	—
Low Income Housing Tax Credit Partnerships	313,736	141,287	313,736

Total	$420,511	$798,829	$402,992

2012 AUTOMOBILE TRUST and 2011 AUTOMOBILE TRUST

During the 2012 first quarter and 2011 third quarter, we transferred automobile loans totaling $1.3 billion and $1.0 billion, respectively, to trusts in securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

TOWER HILL SECURITIES, INC.

In 2010, we transferred approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million to Tower Hill Securities, Inc. in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer was recorded as a secured financing. Interests held by Huntington consist of municipal securities within available for sale and other securities and Series B preferred securities within other long term debt of Huntington’s Unaudited Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the municipal securities.

TRUST-PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust-preferred securities outstanding at March 31, 2012, follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.25	%(2)	$111,816	$6,186
Huntington Capital II	1.10	(3)	54,593	3,093
Huntington Capital III	6.69		114,109	10
BancFirst Ohio Trust Preferred	8.54		23,177	619
Sky Financial Capital Trust I	8.56		64,122	1,856
Sky Financial Capital Trust II	3.51	(4)	30,929	929
Sky Financial Capital Trust III	1.98	(5)	72,165	2,165
Sky Financial Capital Trust IV	1.98	(5)	77,320	2,320
Prospect Trust I	3.82	(6)	6,186	186

Total			$554,417	$17,364

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at March 31, 2012, based on three month LIBOR + 0.70.
(3)	Variable effective rate at March 31, 2012, based on three month LIBOR + 0.625.
(4)	Variable effective rate at March 31, 2012, based on three month LIBOR + 2.95.
(5)	Variable effective rate at March 31, 2012, based on three month LIBOR + 1.40.
(6)	Variable effective rate at March 31, 2012, based on three month LIBOR + 3.25.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At March 31, 2012, December 31, 2011, and March 31, 2011, Huntington had net investment commitments of $376.2 million, $376.1 million, and $313.7 million, respectively, of which $334.9 million, $322.5 million, and $259.1 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at March 31, 2012, December 31, 2011, and March 31, 2011, were as follows:

	March 31,	December 31,	March 31,
(dollar amounts in millions)	2012	2011	2011
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$8,402	$8,006	$6,233
Consumer	6,083	5,904	5,552
Commercial real estate	564	610	554
Standby letters-of-credit	530	586	580

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.5 million, $1.6 million, and $1.7 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2012, Huntington had $530 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $530 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of March 31, 2012, approximately $77 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $385 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $68 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At March 31, 2012, December 31, 2011, and March 31, 2011, Huntington had commitments to sell residential real estate loans of $706.6 million, $629.0 million, and $360.9 million, respectively. These contracts mature in less than one year.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2007. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006 and 2007 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, Management entered into discussions with the Appeals Division of the IRS. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the 2011 third quarter, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2005 and forward.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At March 31, 2012, Huntington had gross unrecognized tax benefits of $11.9 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits was $2.4 million as of March 31, 2012. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $150.0 million at March 31, 2012. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal proceedings will not have a material negative adverse effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.

The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2011 Form 10-K for events occurring during the first three-month period of 2012:

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

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Subsequently, in connection with a pre-motion conference, the District Court, in lieu of allowing the Bank to file a summary judgment motion, ordered the case to be tried in April 2012, in a one day bench trial, and entered a scheduling order governing all pretrial conduct. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. The plaintiffs appellants’ brief is due in the Sixth Circuit Court of Appeals on May 3, 2012, and the Bank’s appellee’s brief is due on June 5, 2012.

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

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco Trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee, however, that amount has yet to be determined by the Bankruptcy Court. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court will deliver a report and recommendation to the District Court for the Western District of Michigan. The District Court will subsequently conduct a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions.

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

17. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011
Assets
Cash and cash equivalents (1)	$973,392	$917,954	$566,516
Due from The Huntington National Bank	519,574	616,565	953,074
Due from non-bank subsidiaries	189,054	188,732	214,213
Investment in The Huntington National Bank	4,231,396	4,073,722	3,625,966
Investment in non-bank subsidiaries	773,643	759,532	804,054
Accrued interest receivable and other assets	130,898	139,076	117,616

Total assets	$6,817,957	$6,695,581	$6,281,439

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—	$100
Long-term borrowings	899,779	899,779	937,434
Dividends payable, accrued expenses, and other liabilities	368,350	377,702	305,306

Total liabilities	1,268,129	1,277,481	1,242,840

Shareholders’ equity (2)	5,549,828	5,418,100	5,038,599

Total liabilities and shareholders’ equity	$6,817,957	$6,695,581	$6,281,439

(1)	Includes restricted cash of $125,000.
(2)	See Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(dollar amounts in thousands)	2012	2011
Income
Dividends from
The Huntington National Bank	$—	$—
Non-bank subsidiaries	8,450	6,000
Interest from
The Huntington National Bank	12,886	20,185
Non-bank subsidiaries	1,633	2,696
Other	413	601

Total income	23,382	29,482

Expense
Personnel costs	9,713	4,755
Interest on borrowings	9,179	8,694
Other	7,579	9,565

Total expense	26,471	23,014

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(3,089)	6,468
Income taxes (benefit)	(11,092)	2,036

Income before equity in undistributed net income of subsidiaries	8,003	4,432
Increase in undistributed net income of:
The Huntington National Bank	142,424	118,116
Non-bank subsidiaries	2,843	3,898

Net income	$153,270	$126,446

Other comprehensive income (loss) (1)	15,947	(6,425)

Comprehensive income	$169,217	$120,021

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Three Months Ended
Statements of Cash Flows	March 31,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$153,270	$126,446
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(157,910)	(124,104)
Depreciation and amortization	63	186
Other, net	(4,600)	4,285

Net cash provided by (used for) operating activities	(9,177)	6,813

Investing activities
Repayments from subsidiaries	114,793	19,091
Advances to subsidiaries	(8,043)	(9,200)

Net cash provided by (used for) investing activities	106,750	9,891

Financing activities
Dividends paid on stock	(42,351)	(16,321)
Redemption of Warrant to the Treasury	—	(49,100)
Other, net	216	66

Net cash provided by (used for) financing activities	(42,135)	(65,355)

Change in cash and cash equivalents	55,438	(48,651)
Cash and cash equivalents at beginning of period	917,954	615,167

Cash and cash equivalents at end of period	$973,392	$566,516

Supplemental disclosure:
Interest paid	$9,179	$8,694

18. SEGMENT REPORTING

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our traditional banking network of over 650 branches as well as our convenience branches located in grocery stores in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,300 ATMs.

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

Business Banking is a dynamic and growing part of Huntington’s business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues less than $15 million and consists of approximately 130,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs, from our program helping businesses that had struggled in the economic downturn but are now showing several quarters of profitability, to our participation in the Small Business Administration programs. In 2011, the SBA reported that Huntington ranked first in our footprint and third in the nation in the number of SBA loans originated.

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

The Automotive Finance team services automobile dealerships, its owners, and consumers buying automobiles through these dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships, has allowed us to expand into selected markets outside of the Midwest and to actively deepen relationships while building a strong reputation.

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

Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2012, December 31, 2011, and March 31, 2011, reported results by business segment:

	Three Months Ended March 31,
Income Statements	Retail & Business	Regional & Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2012
Net interest income	$221,306	64,202	90,330	46,829	(5,458)	$417,209
Provision for credit losses	48,836	13,281	(42,252)	14,541	—	34,406
Noninterest income	89,256	31,924	34,719	87,638	41,783	285,320
Noninterest expense	234,733	45,857	38,839	90,917	52,330	462,676
Income taxes	9,448	12,945	44,962	10,153	(25,331)	52,177

Operating/reported net income	$17,545	$24,043	$83,500	$18,856	$9,326	$153,270

2011
Net interest income	$235,845	$57,438	87,849	49,058	(25,860)	$404,330
Provision for credit losses	23,694	5,969	4,784	14,938	—	49,385
Noninterest income	94,428	29,238	13,379	66,085	33,815	236,945
Noninterest expense	222,107	43,929	43,127	85,599	35,937	430,699
Income taxes	29,565	12,872	18,661	5,112	(31,465)	34,745

Operating/reported net income	$54,907	$23,906	$34,656	$9,494	$3,483	$126,446

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(dollar amounts in millions)	2012	2011	2011	2012	2011	2011
Retail & Business Banking	$14,767	$13,889	$13,155	$28,648	$27,536	$28,984
Regional & Commercial Banking	10,694	10,186	8,801	4,748	4,683	3,589
AFCRE	12,013	12,873	13,149	914	881	804
WGH	7,570	7,474	6,447	9,632	9,115	7,363
Treasury / Other	10,833	10,029	11,397	1,067	1,065	626

Total	$55,877	$54,451	$52,949	$45,009	$43,280	$41,366

19. BUSINESS COMBINATIONS

On March 30, 2012, Huntington acquired the loans, deposits and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, approximately $520.6 million of loans, a receivable of $95.9 million from the FDIC, and $155.0 million of other assets (primarily cash and due from banks and investment securities) were transferred to Huntington. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). Additionally, approximately $712.5 million of deposits and $45.2 million of other borrowings were assumed. Huntington recognized an $11.4 million bargain purchase gain during the 2012 first quarter, which is included in other noninterest income.

Based on the timing of the FDIC-assisted acquisition occurring on the last business day of the 2012 first quarter, Management is continuing its loan-by-loan assessment of which loans should be classified as purchased impaired in accordance with ASC 310-30. This on-going assessment will be completed during the 2012 second quarter and did not impact our estimate of fair value on acquisition date based on the available information. In accordance with ASC 805, we will continue to evaluate our estimate of the fair value of assets acquired and liabilities assumed. As a result of our on-going ASC 310-30 assessment, the amount of gross contractual receivables and the estimate of cash flows that won’t be collected is not yet available for acquired loans not subject to ASC 310-30. The acquired loans represent approximately 1% of our 2012 first quarter ending loan balances and did not impact average balances for the quarter.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2011 Form 10-K.

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

Item 1A: Risk Factors

Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of April 22, 2010.	Current Report on Form 8-K dated April 27, 2010.	001-34073	3.2

4.1	Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1*	Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101 **	The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: April 30, 2012	/s/ Stephen D. Steinour
Stephen D. Steinour Chairman, Chief Executive Officer and President

Date: April 30, 2012	/s/ Donald R. Kimble
Donald R. Kimble Sr. Executive Vice President and Chief Financial Officer