Form 10-Q
period 2012-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2012-07-30
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2012

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

There were 858,401,176 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2012.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ARRA	American Recovery and Reinvestment Act of 2009
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CapPR	Capital Plan Review
CCAR	Comprehensive Capital Analysis and Review
CDARS	Certificate of Deposit Account Registry Service
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CPP	Capital Purchase Program
CRE	Commercial Real Estate
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act of 2008
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC	Federal Financial Institutions Examination Council
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FOMC	Federal Open Market Committee
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation

FRB	Federal Reserve Bank
FSP	Financial Stability Plan
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
GSIFI	Globally Systemically Important Financial Institution
GSE	Government Sponsored Enterprise
HAMP	Home Affordable Modification Program
HARP	Home Affordable Refinance Program
HASP	Homeowner Affordability and Stability Plan
HCER Act	Health Care and Education Reconciliation Act of 2010
IPO	Initial Public Offering
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRC	Market Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NAV	Net Asset Value
NCO	Net Charge-off
NPAs	Nonperforming Assets
NPR	Notice of Proposed Rulemaking
NSF / OD	Nonsufficient Funds and Overdraft
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases (Table 17), troubled debt restructured loans (Table 18), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).
Reg E	Regulation E of the Electronic Fund Transfer Act
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIFIs	Systemically Important Financial Institutions
Sky Financial	Sky Financial Group, Inc.
SRIP	Supplemental Retirement Income Plan

Sky Trust	Sky Bank and Sky Trust, National Association
TAGP	Transaction Account Guarantee Program
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock
TCE	Tangible Common Equity
TDR	Troubled Debt Restructured Loan
TLGP	Temporary Liquidity Guarantee Program
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 680 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

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

EXECUTIVE OVERVIEW

Summary of 2012 Second Quarter Results

For the quarter, we reported net income of $152.7 million, or $0.17 per common share, compared with $153.3 million, or $0.17 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $434.7 million for the quarter, up $13.6 million, or 3%, from the prior quarter. The increase reflected the benefit of a $1.3 billion, or 3% (10% annualized), increase in average earning assets, and a 2 basis point increase in the fully-taxable equivalent net interest margin to 3.42% from 3.40%. The 2 basis point increase in the net interest margin reflected the benefits from the 5 basis point reduction in the cost of total interest bearing liabilities, as well as $0.8 billion, or 7%, growth in average noninterest bearing deposits. However, there was a 3 basis point negative impact from the mix and yield of earning assets and other items. The acquisition of Fidelity Bank at the end of the prior quarter had a positive 2 basis point impact on the net interest margin, and the recent redemption of two trust preferred securities had a 1 basis point positive impact.

The provision for credit losses increased $2.1 million, or 6%, from the prior quarter. The provision for credit losses in the current quarter was $47.7 million lower than NCOs, reflecting continued improvement in credit quality.

Noninterest income decreased $31.5 million, or 11%. This included a $22.6 million decrease in gain on sale of loans as the prior quarter included a $23.0 million gain associated with that quarter’s automobile loan securitization. In addition, other income decreased $9.2 million as the prior quarter included an $11.4 million bargain purchase gain associated with the FDIC-assisted acquisition of Dearborn, Michigan-based Fidelity Bank. Mortgage banking income declined $8.1 million as the benefit of the net mortgage servicing rights decreased by $6.8 million. This was partially offset by an increase in service charges on deposit accounts and capital market fees, reflecting the results of our OCR initiative.

Noninterest expense decreased $18.4 million, or 4%. This reflected a $19.9 million reduction in other expense as the prior quarter included a $23.5 million addition to litigation reserves. Deposit and other insurance expense decreased $5.0 million, and net occupancy declined $3.6 million. The positive impacts from these reductions were partially offset by a $6.1 million increase in outside data processing and other services, a $4.6 million seasonal increase in marketing, and a $4.2 million increase in professional services. Of the total noninterest expense, $6.8 million related to the prior quarter’s FDIC-assisted acquisition of Fidelity Bank, of which approximately 40% was one-time in nature and mainly impacted outside data processing and other services and professional services. Of note, noninterest expense included four unrelated items that we believe were one-time in nature that, in total, reduced expenses $6.4 million.

The period end ACL as a percentage of total loans and leases decreased to 2.28%, from 2.37%. The ACL as a percentage of period end NALs decreased to 192% from 206%, as NALs increased $6.6 million, or 1%, to $474.2 million, or 1.19% of total loans and leases. Total NCOs for the 2012 second quarter were $84.2 million, or an annualized 0.82% of average total loans and leases, compared to $83.0 million, or an annualized 0.85%, in the prior quarter.

Our Tier 1 common risk-based capital ratio at June 30, 2012, was 10.08%, down from 10.15% at March 31, 2012, and our tangible common equity ratio increased to 8.41% from 8.33% over this same period. The regulatory Tier 1 risk-based capital ratio at June 30, 2012 was 11.93%, down from 12.22%, at March 31, 2012. This decline reflected an increase in risk-weighted assets due to balance sheet and unfunded commitment growth, as well as the capital actions taken throughout the quarter.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

The second quarter results clearly showed the benefit of 11.6% annualized growth in consumer checking account households and 11.9% annualized growth in commercial relationships, with both electronic banking and service charges on deposits up over 9%. Not only are we gaining customers, we are selling deeper with 76.0% of consumer checking account households and 32.6% commercial relationships now with 4 or more products or services. A portion of our strategic investments remains in the early stages, such as our in-store strategy. In contrast, others have matured and are adding meaningfully to the bottom line, like our customer focused capital markets activities, which posted a record quarter resulting in 35% linked quarter and 58% year-over-year revenue growth.

Economy

We continue to see positive trends within our Midwest footprint. Relative to the broader United States, parts of the Midwest continue to experience lower levels of unemployment, strength in manufacturing, and more stable home prices.

Generally, our footprint large metropolitan statistical areas (MSA) unemployment rates were below the national average as of April 2012. In addition, our footprint states have continued to be strong export states. For the three-month average ending April 2012, exports from our footprint states were 3.2% greater than the same period last year. By comparison, overall U.S. exports were 2.9% higher. Office vacancy rates in our footprint MSAs were above the national vacancy rate in the prior quarter, but have remained on declining trends, with the exception of Cincinnati.

While our footprint has clearly benefited from certain aspects of this recovery, the United States and global economies continue to experience elevated levels of volatility and uncertainty.

Legislative and Regulatory

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. A recent action affecting us was the Federal Reserve BASEL III proposal and the capital plans rule.

BASEL III and the Dodd-Frank Act – In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The proposed NPRs are in a comment period through September 7, 2012 and subject to further modification by the Agencies. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios and estimate a reduction of approximately 150 basis points to our BASEL I Tier I Common risk-based capital ratio based on our existing balance sheet composition. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements. For additional discussion, please see BASEL III and the Dodd-Frank Act section within the Capital section.

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

The Federal Reserve’s objective with CCAR is to ensure that large, systemically important banking institutions have forward-looking, risk tailored capital planning processes that provide reasonable assurance that they will have sufficient capital to remain going concerns in times of economic and financial distress. We are expected to have two year pro forma plans that illustrate that we will have sufficient capital to operate as usual, under adverse conditions, while still meeting certain regulatory capital thresholds.

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

Expectations

For the remainder of 2012, average net interest income is expected to show modest improvement from the second quarter level as we anticipate an increase in total loans, excluding the impacts of any future loan securitizations. Those benefits to net interest income are expected to be mostly offset, however, by downward NIM pressure due to the anticipated competitive pressures on loan pricing, as well as lower rate securities through reinvestment, and declining positive impacts from deposit repricing. The C&I portfolio is expected to continue to show meaningful growth. Our sales pipeline remains robust with much of this reflecting the positive impact from strategic initiatives to expand our commercial lending expertise into areas such as specialty banking, asset based lending, and equipment financing. It also reflects our long-standing, continued support of middle market and small business lending. Automobile loan balances are expected to grow from period-end balances. Residential mortgages and home equity loans are expected to be relatively flat as we continue to evaluate the impact of the proposed capital rules recently released by our regulators. CRE loans likely will experience modest levels of declines from current levels.

Excluding potential future automobile loan securitizations, we anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our heightened focus on our overall cost of funding and the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income is expected to show a modest increase from the 2012 second quarter level after excluding the impacts of any future automobile loan securitization gains and any net MSR impact. This growth is expected to reflect primarily the continued growth in new customers and increased contribution from key fee income activities including capital markets, treasury management services, and brokerage, as well as the continued positive impact of our cross-sell and product penetration initiatives throughout the company.

Noninterest expense continued to run at levels above our long-term expectations relative to revenue. For the full year, we continue to anticipate positive operating leverage and modest improvement in our expense efficiency ratio. This will likely reflect the benefit of revenue growth as we expect expenses could increase slightly. While we will continue our focus on improving expense efficiencies throughout the company, additional regulatory costs and expenses associated with strategic actions, including the planned opening of over 30 in-store branches, may offset some of the improvements. Credit quality is expected to experience continued improvement. The level of provision for credit losses in the first half of the year was at the low end of our long-term expectation, and we expect some quarterly volatility given the absolute low level of provision and the uncertain and uneven nature of the economic recovery.

We anticipate the effective tax rate for 2012 to approximate 24% to 26%, which includes permanent tax benefits primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

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

Table 1 - Selected Quarterly Income Statement Data (1)

	2012		2011
(dollar amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$487,544	$479,937	$485,216	$490,996	$492,137
Interest expense	58,582	62,728	70,191	84,518	88,800

Net interest income	428,962	417,209	415,025	406,478	403,337
Provision for credit losses	36,520	34,406	45,291	43,586	35,797

Net interest income after provision for credit losses	392,442	382,803	369,734	362,892	367,540

Service charges on deposit accounts	65,998	60,292	63,324	65,184	60,675
Trust services	29,914	30,906	28,775	29,473	30,392
Electronic banking	20,514	18,630	18,282	32,901	31,728
Mortgage banking income	38,349	46,418	24,098	12,791	23,835
Brokerage income	19,025	19,260	18,688	20,349	20,819
Insurance income	17,384	18,875	17,906	17,220	16,399
Bank owned life insurance income	13,967	13,937	14,271	15,644	17,602
Capital markets fees	13,455	9,982	9,811	11,256	8,537
Gain on sale of loans	4,131	26,770	2,884	19,097	2,756
Automobile operating lease income	2,877	3,775	4,727	5,890	7,307
Securities gains (losses)	350	(613)	(3,878)	(1,350)	1,507
Other income	27,855	37,088	30,464	30,104	34,210

Total noninterest income	253,819	285,320	229,352	258,559	255,767

Personnel costs	243,034	243,498	228,101	226,835	218,570
Outside data processing and other services	48,149	42,058	53,422	49,602	43,889
Net occupancy	25,474	29,079	26,841	26,967	26,885
Equipment	24,872	25,545	25,884	22,262	21,921
Deposit and other insurance expense	15,731	20,738	18,481	17,492	23,823
Marketing	21,365	16,776	16,379	22,251	20,102
Professional services	15,458	11,230	16,769	20,281	20,080
Amortization of intangibles	11,940	11,531	13,175	13,387	13,386
Automobile operating lease expense	2,183	2,854	3,362	4,386	5,434
OREO and foreclosure expense	4,106	4,950	5,009	4,668	4,398
Gain on early extinguishment of debt	(2,580)	—	(9,697)	—	—
Other expense	34,537	54,417	32,548	30,987	29,921

Total noninterest expense	444,269	462,676	430,274	439,118	428,409

Income before income taxes	201,992	205,447	168,812	182,333	194,898
Provision for income taxes	49,286	52,177	41,954	38,942	48,980

Net income	$152,706	$153,270	$126,858	$143,391	$145,918

Dividends on preferred shares	7,984	8,049	7,703	7,703	7,704

Net income applicable to common shares	$144,722	$145,221	$119,155	$135,688	$138,214

Average common shares—basic	862,261	864,499	864,136	863,911	863,358
Average common shares—diluted	867,551	869,164	868,156	867,633	867,469
Net income per common share—basic	$0.17	$0.17	$0.14	$0.16	$0.16
Net income per common share—diluted	0.17	0.17	0.14	0.16	0.16
Cash dividends declared per common share	0.04	0.04	0.04	0.04	0.01
Return on average total assets	1.10%	1.13%	0.92%	1.05%	1.11%
Return on average common shareholders’ equity	11.1	11.4	9.3	10.8	11.6
Return on average tangible common shareholders’ equity (2)	13.1	13.5	11.2	13.0	13.3
Net interest margin (3)	3.42	3.40	3.38	3.34	3.40
Efficiency ratio (4)	62.8	63.8	64.0	63.5	62.7
Effective tax rate	24.4	25.4	24.9	21.4	25.1
Revenue—FTE

Net interest income	$428,962	$417,209	$415,025	$406,478	$403,337
FTE adjustment	5,747	3,935	3,479	3,658	3,834

Net interest income (3)	434,709	421,144	418,504	410,136	407,171
Noninterest income	253,819	285,320	229,352	258,559	255,767

Total revenue (3)	$688,528	$706,464	$647,856	$668,695	$662,938

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 - Selected Year to Date Income Statement Data(1)

	Six Months Ended June 30,		Change
(dollar amounts in thousands, except per share amounts)	2012	2011	Amount	Percent
Interest income	$967,481	$994,014	$(26,533)	(3)%
Interest expense	121,310	186,347	(65,037)	(35)

Net interest income	846,171	807,667	38,504	5
Provision for credit losses	70,926	85,182	(14,256)	(17)

Net interest income after provision for credit losses	775,245	722,485	52,760	7

Service charges on deposit accounts	126,290	114,999	11,291	10
Trust services	60,820	61,134	(314)	(1)
Electronic banking	39,144	60,514	(21,370)	(35)
Mortgage banking income	84,767	46,519	38,248	82
Brokerage income	38,285	41,330	(3,045)	(7)
Insurance income	36,259	34,344	1,915	6
Bank owned life insurance income	27,904	32,421	(4,517)	(14)
Capital markets fees	23,437	15,473	7,964	51
Gain on sale of loans	30,901	9,963	20,938	210
Automobile operating lease income	6,652	16,154	(9,502)	(59)
Securities gains (losses)	(263)	1,547	(1,810)	(117)
Other income	64,943	58,314	6,629	11

Total noninterest income	539,139	492,712	46,427	9

Personnel costs	486,532	437,598	48,934	11
Outside data processing and other services	90,207	84,171	6,036	7
Net occupancy	54,553	55,321	(768)	(1)
Equipment	50,417	44,398	6,019	14
Deposit and other insurance expense	36,469	41,719	(5,250)	(13)
Marketing	38,141	36,997	1,144	3
Professional services	26,688	33,545	(6,857)	(20)
Amortization of intangibles	23,471	26,756	(3,285)	(12)
Automobile operating lease expense	5,037	12,270	(7,233)	(59)
OREO and foreclosure expense	9,056	8,329	727	9
Gain on early extinguishment of debt	(2,580)	—	(2,580)	—
Other expense	88,954	78,004	10,950	14

Total noninterest expense	906,945	859,108	47,837	6

Income before income taxes	407,439	356,089	51,350	14
Provision for income taxes	101,463	83,725	17,738	21

Net income	$305,976	$272,364	$33,612	12%

Dividends declared on preferred shares	16,033	15,407	626	4

Net income applicable to common shares	$289,943	$256,957	$32,986	13%

Average common shares—basic	863,380	863,358	22	—%
Average common shares—diluted (2)	868,357	867,353	1,004	—
Per common share
Net income per common share - basic	$0.34	$0.30	$0.04	13%
Net income per common share - diluted	0.33	0.30	0.03	10
Cash dividends declared	0.08	0.02	0.06	300
Return on average total assets	1.11%	1.03%	0.08%	8%
Return on average common shareholders’ equity	11.3	11.0	0.3	3
Return on average tangible common shareholders’ equity (3)	13.3	13.4	(0.1)	(1)
Net interest margin (4)	3.41	3.41	—	—
Efficiency ratio (5)	63.3	63.7	(0.4)	(1)
Effective tax rate	24.9	23.5	1.4	6
Revenue—FTE
Net interest income	$846,171	$807,667	$38,504	5%
FTE adjustment	9,682	7,779	1,903	24

Net interest income (4)	855,853	815,446	40,407	5
Noninterest income	539,139	492,712	46,427	9

Total revenue (4)	$1,394,992	$1,308,158	$86,834	7%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.
(2)

For all periods presented, the impact of the preferred stock issued in 2008 and the warrants issued to the U.S. Department of the Treasury in 2008 related to Huntington’s participation in the voluntary Capital Purchase Program was excluded from the diluted share calculation because the result was more than basic earnings per common share (anti-dilutive) for the periods. The preferred stock and warrants were repurchased in December 2010 and January 2011, respectively.

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

Significant Items Influencing Financial Performance Comparisons

There were not any Significant Items for the current quarter. Earnings comparisons were impacted by the Significant Items summarized below.

1.	Litigation Reserve. $23.5 million and $17.0 million of additions to litigation reserves were recorded as other noninterest expense in the first quarter of 2012 and 2011, respectively. This resulted in a negative impact of $0.02 per common share in 2012 and $0.01 per common share in 2011 for both quarterly and year-to-date basis.
2.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share for both the quarterly and year-to-date basis.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2012		March 31, 2012		June 30, 2011
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income—GAAP	$152,706		$153,270		$145,918
Earnings per share, after—tax		$0.17		$0.17		$0.16
Change from prior quarter—$		—		0.03		0.02
Change from prior quarter—%		—%		21%		14%
Change from year-ago—$		$0.01		$0.03		$0.13
Change from year-ago—%		6%		21%		433%

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Bargain purchase gain	$—	$—	$11,409	$0.01	$—	$—
Litigation reserves addition	—	—	(23,500)	(0.02)	—	—

	Six Months Ended
	June 30, 2012		June 30, 2011
(dollar amounts in thousands)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$305,976		$272,364
Earnings per share, after—tax		$0.33		$0.30
Change from a year-ago—$		0.03		0.26
Change from a year-ago—%		10%		650%

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Bargain purchase gain	$11,409	$0.01	$—	$—
Litigation reserves addition	(23,500)	(0.02)	(17,028)	(0.01)

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Quarterly Average Balance Sheets

	Average Balances
	2012		2011
(dollar amounts in millions)	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	$124	$100	$107	$164	$131
Trading account securities	54	50	81	92	112
Federal funds sold and securities purchased under resale agreement	—	—	—	—	21
Loans held for sale	410	1,265	316	237	181
Available-for-sale and other securities:
Taxable	8,285	8,171	8,065	7,902	8,428
Tax-exempt	387	404	409	421	436

Total available-for-sale and other securities	8,672	8,575	8,474	8,323	8,864
Held-to-maturity securities—taxable	611	632	650	665	174
Loans and leases: (1)
Commercial:
Commercial and industrial	16,094	14,824	14,219	13,664	13,370
Commercial real estate:
Construction	584	598	533	670	554
Commercial	5,491	5,254	5,425	5,441	5,679

Commercial real estate	6,075	5,852	5,958	6,111	6,233

Total commercial	22,169	20,676	20,177	19,775	19,603

Consumer:
Automobile	4,985	4,576	5,639	6,211	5,954
Home equity	8,310	8,234	8,149	8,002	7,874
Residential mortgage	5,253	5,174	5,043	4,788	4,566
Other consumer	462	485	511	521	538

Total consumer	19,010	18,469	19,342	19,522	18,932

Total loans and leases	41,179	39,145	39,519	39,297	38,535
Allowance for loan and lease losses	(908)	(961)	(1,014)	(1,066)	(1,128)

Net loans and leases	40,271	38,184	38,505	38,231	37,407

Total earning assets	51,050	49,767	49,147	48,778	48,018

Cash and due from banks	928	1,012	1,671	1,700	1,068
Intangible assets	609	613	625	639	652
All other assets	4,158	4,225	4,221	4,142	4,160

Total assets	$55,837	$54,656	$54,650	$54,193	$52,770

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$12,064	$11,273	$10,716	$8,719	$7,806
Demand deposits—interest-bearing	5,939	5,646	5,570	5,573	5,565
Money market deposits	13,182	13,141	13,594	13,321	12,879
Savings and other domestic deposits	4,978	4,817	4,706	4,752	4,778
Core certificates of deposit	6,618	6,510	6,769	7,592	8,079

Total core deposits	42,781	41,387	41,355	39,957	39,107
Other domestic time deposits of $250,000 or more	298	347	405	387	467
Brokered deposits and negotiable CDs	1,421	1,301	1,410	1,533	1,333
Deposits in foreign offices	357	430	434	401	347

Total deposits	44,857	43,465	43,604	42,278	41,254
Short-term borrowings	1,391	1,512	1,728	2,251	2,112
Federal Home Loan Bank advances	626	419	29	285	97
Subordinated notes and other long-term debt	2,251	2,652	2,866	3,030	3,249

Total interest-bearing liabilities	37,061	36,775	37,511	39,125	38,906

All other liabilities	1,094	1,116	978	1,017	913
Shareholders’ equity	5,618	5,492	5,445	5,332	5,145

Total liabilities and shareholders’ equity	$55,837	$54,656	$54,650	$54,193	$52,770

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5 - Consolidated Quarterly Net Interest Margin Analysis
	Average Rates (2)
	2012		2011
Fully-taxable equivalent basis (1)	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	0.31%	0.05%	0.06%	0.04%	0.22%
Trading account securities	1.64	1.65	0.97	1.41	1.59
Federal funds sold and securities purchased under resale agreement	—	—	—	—	0.09
Loans held for sale	3.46	3.80	3.96	4.46	4.97
Available-for-sale and other securities:
Taxable	2.33	2.39	2.37	2.43	2.59
Tax-exempt	4.23	4.17	4.22	4.17	4.02

Total available-for-sale and other securities	2.41	2.47	2.46	2.52	2.66
Held-to-maturity securities—taxable	2.97	2.98	2.99	3.04	2.96
Loans and leases: (3)
Commercial:
Commercial and industrial	3.99	4.01	4.01	4.13	4.31
Commercial real estate:
Construction	3.66	3.85	4.78	3.87	3.37
Commercial	3.93	3.82	3.91	3.91	3.90

Commercial real estate	3.89	3.82	3.99	3.91	3.84

Total commercial	3.97	3.96	4.01	4.06	4.16

Consumer:
Automobile	4.68	4.87	4.80	4.89	5.06
Home equity	4.30	4.30	4.41	4.45	4.49
Residential mortgage	4.14	4.17	4.30	4.47	4.62
Other consumer	7.42	7.47	7.32	7.57	7.76

Total consumer	4.43	4.49	4.57	4.68	4.79

Total loans and leases	4.18	4.21	4.28	4.37	4.47

Total earning assets	3.89%	3.91%	3.95%	4.02%	4.14%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.07	0.06	0.08	0.10	0.09
Money market deposits	0.30	0.26	0.32	0.41	0.40
Savings and other domestic deposits	0.39	0.45	0.52	0.69	0.74
Core certificates of deposit	1.38	1.60	1.69	1.95	2.04

Total core deposits	0.50	0.54	0.61	0.77	0.82
Other domestic time deposits of $250,000 or more	0.66	0.68	0.78	0.93	1.01
Brokered deposits and negotiable CDs	0.75	0.79	0.77	0.77	0.89
Deposits in foreign offices	0.19	0.18	0.19	0.26	0.26

Total deposits	0.51	0.55	0.61	0.77	0.82
Short-term borrowings	0.16	0.16	0.18	0.16	0.16
Federal Home Loan Bank advances	0.21	0.21	2.09	0.32	0.88
Subordinated notes and other long-term debt	2.83	2.74	2.56	2.43	2.39

Total interest-bearing liabilities	0.63%	0.68%	0.74%	0.86%	0.91%

Net interest rate spread	3.18%	3.15%	3.15%	3.11%	3.19%
Impact of noninterest-bearing funds on margin	0.25	0.25	0.23	0.22	0.21

Net interest margin	3.42%	3.40%	3.38%	3.34%	3.40%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 6 - Average Loans/Leases and Deposits

	Second Quarter		First Quarter	2Q12 vs 2Q11		2Q12 vs 1Q12
(dollar amounts in millions)	2012	2011	2012	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$16,094	$13,370	$14,824	$2,724	20%	$1,270	9%
Commercial real estate	6,075	6,233	5,852	(158)	(3)	223	4

Total commercial	22,169	19,603	20,676	2,566	13	1,493	7
Automobile	4,985	5,954	4,576	(969)	(16)	409	9
Home equity	8,310	7,874	8,234	436	6	76	1
Residential mortgage	5,253	4,566	5,174	687	15	79	2
Other loans	462	538	485	(76)	(14)	(23)	(5)

Total consumer	19,010	18,932	18,469	78	—	541	3

Total loans and leases	$41,179	$38,535	$39,145	$2,644	7%	$2,034	5%

Deposits:
Demand deposits—noninterest-bearing	$12,064	$7,806	$11,273	$4,258	55%	$791	7%
Demand deposits—interest-bearing	5,939	5,565	5,646	374	7	293	5

Total demand deposits	18,003	13,371	16,919	4,632	35	1,084	6
Money market deposits	13,182	12,879	13,141	303	2	41	—
Savings and other domestic time deposits	4,978	4,778	4,817	200	4	161	3
Core certificates of deposit	6,618	8,079	6,510	(1,461)	(18)	108	2

Total core deposits	42,781	39,107	41,387	3,674	9	1,394	3
Other deposits	2,076	2,147	2,078	(71)	(3)	(2)	(0)

Total deposits	$44,857	$41,254	$43,465	$3,603	9%	$1,392	3%

2012 Second Quarter versus 2011 Second Quarter

Fully-taxable equivalent net interest income increased $27.5 million, or 7%, from the year-ago quarter. This reflected a $3.0 billion, or 6%, increase in average total earning assets and a 2 basis point increase in the FTE net interest margin. The increase in average earning assets reflected:

•	$2.6 billion, or 7%, increase in average total loans and leases.

•	$0.4 billion, or 251%, increase in average held-to-maturity securities.

•	$0.2 billion, 127%, increase in average loans held for sale.

Partially offset by:

•	$0.2 billion, or 2%, decrease in average total available-for-sale and other securities.

The 2 basis point increase in the FTE net interest margin reflected the 28 basis point positive impact from the reduction in the cost of average total interest-bearing liabilities, partially offset by a 25 basis point negative impact from lower earning asset yields and a shift to lower-yield, higher quality credits and other items.

The $2.6 billion, or 7%, increase in average total loans and leases primarily reflected:

•

$2.7 billion, or 20%, growth in the average C&I portfolio primarily reflecting a combination of factors, including the benefits from our strategic initiatives focusing on equipment finance and large corporate. In addition, we continued to see strong growth in more traditional middle-market and business banking loans. This growth was evident despite line utilization rates that remained well below historical norms.

•	$0.7 billion, or 15%, increase in average residential mortgages reflecting a purposeful decision to sell a lower percentage of mortgages during the second half of 2011.

•	$0.4 billion, or 6%, increase in average home equity loans with over 70% of new originations in 2012 in a first lien position.

Partially offset by:

•

$1.0 billion, or 16%, decrease in the average automobile portfolio. This reflected the impact of our continued program of the securitization and sale of such loans. Specifically, $1.0 billion in the 2011 third quarter and $1.3 billion in the 2012 first quarter. While not impacting averages, $1.3 billion of automobile loans was reclassified to loans held for sale at the end of the current quarter in preparation for an expected securitization in the second half of 2012.

The $3.6 billion, or 9%, increase in average total deposits from the year-ago quarter reflected:

•

$3.7 billion, or 9%, growth in average total core deposits. The drivers of this change were a $4.6 billion, or 35%, growth in average total demand deposits and more modest growth in both money market deposits and savings and other domestic deposits, partially offset by $1.5 billion, or 18%, decline in average core certificates of deposit.

2012 Second Quarter versus 2012 First Quarter

Fully-taxable equivalent net interest income increased $13.6 million, or 3%, from the 2012 first quarter. This reflected the combined positive impacts of a $1.3 billion, or 3%, increase in average earning assets and a 2 basis point increase in the FTE net interest margin. The increase in average earnings assets reflected a $2.0 billion, or 5%, increase in average total loans and leases, partially offset by a $0.8 billion decline in average loans held for sale, reflecting last quarter’s $1.3 billion automobile loan securitization and sale. The primary item impacting the increase in the FTE net interest margin was:

•	5 basis point positive impact from the reduction in the cost of average total interest bearing liabilities, as well as 7% growth in average noninterest bearing deposits.

Partially offset by:

•	3 basis point negative impact from lower earning asset yields and a shift to lower-yield, higher quality credits and other items.

The acquisition of Fidelity Bank at the end of the prior quarter had a 2 basis point positive impact to the FTE net interest margin, and the current quarter’s redemption of two issuances of trust preferred securities had a 1 basis point positive impact.

The $2.0 billion, or 5%, increase in average total loans and leases from the 2012 first quarter reflected:

•

$1.3 billion, or 9%, growth in average total C&I loans. This reflected the continued elevated level of activity from multiple business lines including middle market and equipment finance, as well as the full quarter impact of the Fidelity Bank related loans.

•

$0.4 billion, or 9%, growth in average automobile loans. Automobile loan originations were more than $1.1 billion. At the end of the quarter, $1.3 billion of automobile loans were reclassified to loans held for sale in preparation of a securitization in the second half of 2012.

•	$0.2 billion, or 4%, growth in average CRE loans. This reflected the full quarter impact of the Fidelity Bank related loans partially offset by continued runoff of the noncore portfolio.

The $1.4 billion, or 3%, increase in average total deposits from the 2012 first quarter reflected:

•	$1.1 billion, or 6%, increase in average total demand deposits.

•	$0.2 billion, or 3%, increase in average savings and other domestic time deposits.

•	$0.1 billion, or 2%, increase in core certificates of deposit.

The acquisition of Fidelity Bank at the end of the prior quarter contributed $0.5 billion to average total loans and $0.7 billion to average total deposits in the current quarter.

Table 7 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2012	2011	Amount	Percent	2012	2011
Assets
Interest-bearing deposits in banks	$112	$130	$(18)	(14)%	0.19%	0.17%
Trading account securities	52	128	(76)	(59)	1.65	1.47
Federal funds sold and securities purchased under resale agreement	—	11	(11)	(100)	0.29	0.09
Loans held for sale	837	300	537	179	3.71	4.36
Available-for-sale and other securities:
Taxable	8,228	8,766	(538)	(6)	2.36	2.56
Tax-exempt	396	441	(45)	(10)	4.20	4.37

Total available-for-sale and other securities	8,624	9,207	(583)	(6)	2.44	2.65
Held-to-maturity securities—taxable	622	87	535	615	2.98	2.95
Loans and leases: (3)
Commercial:
Commercial and industrial	15,458	13,246	2,212	17	4.00	4.44
Commercial real estate:
Construction	591	582	9	2	3.76	3.37
Commercial	5,373	5,795	(422)	(7)	3.88	3.91

Commercial real estate	5,964	6,377	(413)	(6)	3.87	3.86

Total commercial	21,422	19,623	1,799	9	3.96	4.25

Consumer:
Automobile	4,781	5,829	(1,048)	(18)	4.77	5.14
Home equity	8,272	7,801	471	6	4.30	4.51
Residential mortgage	5,214	4,516	698	15	4.15	4.69
Other consumer	473	548	(75)	(14)	7.44	7.80

Total consumer	18,740	18,694	46	—	4.46	4.85

Total loans and leases	40,162	38,317	1,845	5	4.20	4.54

Allowance for loan and lease losses	(934)	(1,179)	245	(21)

Net loans and leases	39,228	37,138	2,090	6

Total earning assets	50,409	48,180	2,229	5	3.90%	4.19%

Cash and due from banks	970	1,183	(213)	(18)
Intangible assets	611	659	(48)	(7)
All other assets	4,191	4,224	(33)	(1)

Total assets	$55,247	$53,067	$2,180	4%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$11,668	$7,571	$4,097	54%	—%	—%
Demand deposits—interest-bearing	5,792	5,462	330	6	0.06	0.09
Money market deposits	13,162	13,184	(22)	—	0.28	0.45
Savings and other domestic deposits	4,898	4,740	158	3	0.42	0.78
Core certificates of deposit	6,564	8,234	(1,670)	(20)	1.49	2.05

Total core deposits	42,084	39,191	2,893	7	0.52	0.86
Other domestic time deposits of $250,000 or more	323	536	(213)	(40)	0.67	1.05
Brokered deposits and negotiable CDs	1,361	1,372	(11)	(1)	0.77	1.00
Deposits in foreign offices	393	360	33	9	0.19	0.23

Total deposits	44,161	41,459	2,702	7	0.53	0.86
Short-term borrowings	1,451	2,123	(672)	(32)	0.16	0.17
Federal Home Loan Bank advances	523	63	460	730	0.21	1.36
Subordinated notes and other long-term debt	2,452	3,386	(934)	(28)	2.78	2.36

Total interest-bearing liabilities	36,919	39,460	(2,541)	(6)	0.66	0.95

All other liabilities	1,105	952	153	16
Shareholders’ equity	5,555	5,084	471	9

Total liabilities and shareholders’ equity	$55,247	$53,067	$2,180	4%

Net interest rate spread					3.16	3.20
Impact of noninterest-bearing funds on margin					0.25	0.21

Net interest margin					3.41%	3.41%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2012 First Six Months versus 2011 First Six Months

Fully-taxable equivalent net interest income for the first six-month period of 2012 increased $40.4 million, or 5%, from the comparable year-ago period. This reflected the benefit of a 5% increase in average total earning assets. The fully-taxable equivalent net interest margin was unchanged at 3.41%. The increase in average earning assets reflected a combination of factors including:

•	$1.8 billion, or 5%, increase in average total loans and leases.

•	$0.5 billion, or 179%, increase in average loans held for sale.

•	$0.5 billion, or 615%, increase in average held-to-maturity securities.

Partially offset by:

•	$0.6 billion, or 6%, decline in average total available-for-sale and other securities.

The following table details the change in our reported loans and deposits:

Table 8 - Average Loans/Leases and Deposits - 2012 First Six Months vs. 2011 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2012	2011	Amount	Percent
Loans/Leases:
Commercial and industrial	$15,458	$13,246	$2,212	17%
Commercial real estate	5,964	6,377	(413)	(6)

Total commercial	21,422	19,623	1,799	9
Automobile	4,781	5,829	(1,048)	(18)
Home equity	8,272	7,801	471	6
Residential mortgage	5,214	4,516	698	15
Other consumer	473	548	(75)	(14)

Total consumer	18,740	18,694	46	—

Total loans and leases	$40,162	$38,317	$1,845	5%

Deposits:
Demand deposits—noninterest-bearing	$11,668	$7,571	$4,097	54%
Demand deposits—interest-bearing	5,792	5,462	330	6

Total demand deposits	17,460	13,033	4,427	34
Money market deposits	13,162	13,184	(22)	—
Savings and other domestic deposits	4,898	4,740	158	3
Core certificates of deposit	6,564	8,234	(1,670)	(20)

Total core deposits	42,084	39,191	2,893	7
Other deposits	2,077	2,268	(191)	(8)

Total deposits	$44,161	$41,459	$2,702	7%

The $1.8 billion, or 5%, increase in average total loans and leases primarily reflected:

•

$2.2 billion, or 17%, increase in the average C&I portfolio, primarily reflecting a combination of factors, including the benefits from our strategic initiatives focusing on equipment finance and large corporate. In addition, we continued to see strong growth in more traditional middle-market and business banking loans. This growth was evident despite line utilization rates that remained well below historical norms.

•

$0.7 billion, or 15%, increase in the average residential mortgage portfolio, primarily reflecting a purposeful decision to sell a lower percentage of mortgages in the secondary market during the second half of 2011.

•	$0.5 billion, or 6%, increase in the average home equity portfolio with over 70% of new originations in 2012 in a first-lien position.

Partially offset by:

•

$1.0 billion, or 18%, decline in the average automobile portfolio. This reflected the impact of our continued program of the securitization and sale of such loans. Specifically, $1.0 billion in the 2011 third quarter and $1.3 billion in the 2012 first quarter.

•

$0.4 billion, or 6%, decline in the average CRE portfolio, primarily reflecting the continued execution of our plan to reduce the total CRE exposure, primarily in the noncore CRE portfolio. Declines were partially offset by additions to the core CRE portfolio associated with the FDIC-assisted acquisition of Fidelity Bank.

The $2.7 billion, or 7%, increase in average total deposits reflected:

•

$4.4 billion, or 34%, increase in demand deposits reflecting an improved deposit mix as a result of growing total number of consumer checking account households as well as our treasury management and OCR focus on growing commercial demand deposits.

Partially offset by:

•	$1.7 billion, or 20%, decline in core certificates of deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2012 second quarter was $36.5 million, an increase of $2.1 million, or 6%, from the prior quarter, and $0.7 million, or 2%, from the year-ago quarter. The current quarter’s provision for credit losses was $47.7 million less than total NCOs and the provision for credit losses for the first six-month period of 2012 was $96.3 million less than total NCOs. The level of provision for credit losses in the first half of 2012 was at the lower end of our long-term expectation. Some quarter-to-quarter volatility is expected given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery. (See Credit Quality discussion).

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

The following table reflects noninterest income for each of the past five quarters:

Table 9 - Noninterest Income

	2012		2011			2Q12 vs 2Q11		2Q12 vs 1Q12
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$65,998	$60,292	$63,324	$65,184	$60,675	$5,323	9%	$5,706	9%
Trust services	29,914	30,906	28,775	29,473	30,392	(478)	(2)	(992)	(3)
Electronic banking	20,514	18,630	18,282	32,901	31,728	(11,214)	(35)	1,884	10
Mortgage banking income	38,349	46,418	24,098	12,791	23,835	14,514	61	(8,069)	(17)
Brokerage income	19,025	19,260	18,688	20,349	20,819	(1,794)	(9)	(235)	(1)
Insurance income	17,384	18,875	17,906	17,220	16,399	985	6	(1,491)	(8)
Bank owned life insurance income	13,967	13,937	14,271	15,644	17,602	(3,635)	(21)	30	—
Capital markets fees	13,455	9,982	9,811	11,256	8,537	4,918	58	3,473	35
Gain on sale of loans	4,131	26,770	2,884	19,097	2,756	1,375	50	(22,639)	(85)
Automobile operating lease income	2,877	3,775	4,727	5,890	7,307	(4,430)	(61)	(898)	(24)
Securities gains (losses)	350	(613)	(3,878)	(1,350)	1,507	(1,157)	(77)	963	(157)
Other income	27,855	37,088	30,464	30,104	34,210	(6,355)	(19)	(9,233)	(25)

Total noninterest income	$253,819	$285,320	$229,352	$258,559	$255,767	$(1,948)	(1)%	$(31,501)	(11)%

2012 Second Quarter versus 2011 Second Quarter

The $1.9 million, or 1%, decrease in total noninterest income from the year-ago quarter reflected:

•	$11.2 million, or 35%, decline in electronic banking income related to implementing the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•	$6.4 million, or 19%, decrease in other income, as the prior year-ago quarter reflected an increased value in a loan servicing asset.

•	$4.4 million, or 61%, decline in automobile operating lease income, reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

•	$3.6 million, or 21%, decline in bank owned life insurance income.

Partially offset by:

•

$14.5 million, or 61%, increase in mortgage banking income. This primarily reflected an $18.7 million increase in origination and secondary marketing income. Also impacting the year-over-year comparison was a $0.8 million net MSR hedging gain in the current quarter compared to a net MSR hedging gain of $4.7 million in the year-ago quarter.

•	$5.3 million, or 9%, increase in service charges on deposits, primarily reflecting continued strong customer growth.

•	$4.9 million, or 58%, increase in capital markets fees reflecting strong customer demand for interest rate protection and other risk management products.

2012 Second Quarter versus 2012 First Quarter

The $31.5 million, or 11%, decrease in total noninterest income from the prior quarter reflected:

•	$22.6 million, or 85%, decline in gain on sale of loans, as the previous quarter included a $23.0 million automobile loan securitization gain.

•	$9.2 million, or 25%, decline in other income, reflecting the prior quarter’s $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition.

•

$8.1 million, or 17%, decline in mortgage banking income. This primarily reflected a $6.8 million decline in net MSR hedging gains, and a $1.1 million decline in origination and secondary marketing income.

Partially offset by:

•	$5.7 million, or 9%, increase in service charges on deposit accounts, reflecting continued growth in consumer households and business relationships.

•	$3.5 million, or 35%, increase in capital market fees, primarily reflecting strong customer demand for interest rate protection and other risk management products.

2012 First Six Months versus 2011 First Six Months

Noninterest income for the first six-month period of 2012 increased $46.4 million, or 9%, from the comparable year-ago period.

Table 10 - Noninterest Income - 2012 First Six Months vs. 2011 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Service charges on deposit accounts	$126,290	$114,999	$11,291	10%
Trust services	60,820	61,134	(314)	(1)
Electronic banking	39,144	60,514	(21,370)	(35)
Mortgage banking income	84,767	46,519	38,248	82
Brokerage income	38,285	41,330	(3,045)	(7)
Insurance income	36,259	34,344	1,915	6
Bank owned life insurance income	27,904	32,421	(4,517)	(14)
Capital markets fees	23,437	15,473	7,964	51
Gain on sale of loans	30,901	9,963	20,938	210
Automobile operating lease income	6,652	16,154	(9,502)	(59)
Securities gains (losses)	(263)	1,547	(1,810)	(117)
Other income	64,943	58,314	6,629	11

Total noninterest income	$539,139	$492,712	$46,427	9%

The $46.4 million, or 9%, increase in total noninterest income reflected:

•

$38.2 million, or 82%, increase in mortgage banking income. This primarily reflected a $30.2 million increase in origination and secondary marketing income as originations increased 33% from the year-ago period, and a $7.2 million increase in MSR net hedging income.

•	$20.9 million, or 210%, increase in gain on sale of loans, as the current year-to-date period included a $23.0 million automobile loan securitization gain.

•	$11.3 million, or 10%, increase in service charges of deposit account, primarily reflecting continued strong customer growth.

•	$8.0 million, or 51%, increase in capital market fees, primarily reflecting strong customer demand for derivatives and other risk management products.

•

$6.6 million, or 11%, increase in other income, primarily reflecting the $11.4 million bargain purchase gain in the current year-to-date period associated with the FDIC-assisted Fidelity Bank acquisition, partially offset by the impacts related to an increased value in a loan servicing asset.

Partially offset by:

•

$21.4 million, or 35%, decline in electronic banking income, primarily reflecting the implementation of the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•	$9.5 million, or 59%, decline in automobile operating lease expense primarily reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1.)

The following table reflects noninterest expense for each of the past five quarters:

Table 11 - Noninterest Expense

	2012		2011			2Q12 vs 2Q11		2Q12 vs 1Q12
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Personnel costs	$243,034	$243,498	$228,101	$226,835	$218,570	$24,464	11%	$(464)	(0)%
Outside data processing and other services	48,149	42,058	53,422	49,602	43,889	4,260	10	6,091	14
Net occupancy	25,474	29,079	26,841	26,967	26,885	(1,411)	(5)	(3,605)	(12)
Equipment	24,872	25,545	25,884	22,262	21,921	2,951	13	(673)	(3)
Deposit and other insurance expense	15,731	20,738	18,481	17,492	23,823	(8,092)	(34)	(5,007)	(24)
Marketing	21,365	16,776	16,379	22,251	20,102	1,263	6	4,589	27
Professional services	15,458	11,230	16,769	20,281	20,080	(4,622)	(23)	4,228	38
Amortization of intangibles	11,940	11,531	13,175	13,387	13,386	(1,446)	(11)	409	4
Automobile operating lease expense	2,183	2,854	3,362	4,386	5,434	(3,251)	(60)	(671)	(24)
OREO and foreclosure expense	4,106	4,950	5,009	4,668	4,398	(292)	(7)	(844)	(17)
Gain on early extinguishment of debt	(2,580)	—	(9,697)	—	—	(2,580)	—	(2,580)	—
Other expense	34,537	54,417	32,548	30,987	29,921	4,616	15	(19,880)	(37)

Total noninterest expense	$444,269	$462,676	$430,274	$439,118	$428,409	$15,860	4%	$(18,407)	(4)%

Number of employees (full-time equivalent), at period-end	11,417	11,166	11,245	11,473	11,457	(40)	(0)	251	2
2012 Second Quarter versus 2011 Second Quarter

The $15.9 million, or 4%, increase in total noninterest expense from the year-ago quarter reflected:

•

$24.5 million, or 11%, increase in personnel costs, which primarily reflected increased salaries and benefits, including an increase in commissions and incentive compensation expense primarily due to improved performance metrics and results.

•	$4.6 million, or 15%, increase in other expense, reflecting a $3.1 million increase in the provision for the mortgage representations and warranties reserve.

•	$4.3 million, or 10%, increase in outside data processing and other services, primarily reflecting the implementation of strategic initiatives.

•	$3.0 million, or 13%, increase in equipment expense reflecting the impact of depreciation from technology investments.

Partially offset by:

•	$8.1 million, or 34%, decline in deposit and other insurance expense reflecting lower insurance premiums.

•	$4.6 million, or 23%, decline in professional services reflecting lower legal related expenses.

•	$3.3 million, or 60%, decline in automobile operating lease expense as the portfolio continued its planned runoff as we exited that business in 2008.

2012 Second Quarter versus 2012 First Quarter

The $18.4 million, or 4%, decrease in total noninterest expense from the prior quarter reflected:

•	$19.9 million, or 37%, decrease in other expense, as the prior quarter included a $23.5 million addition to litigation reserves.

•	$5.0 million, or 24%, decline in deposit and other insurance, reflecting adjustments to insurance premiums.

•	$3.6 million, or 12%, decline in net occupancy expense, primarily reflecting seasonally lower utility and building service expense.

Partially offset by:

•	$6.1 million, or 14%, increase in outside data processing and other services, partially reflecting the conversion and integration of Fidelity Bank and the implementation of strategic initiatives.

•	$4.6 million, or 27%, increase in seasonal marketing expense.

•	$4.2 million, or 38%, increase in professional services, partially reflecting the conversion and integration of Fidelity Bank and increased consulting related expenses.

2012 First Six Months versus 2011 First Six Months

Noninterest expense for the first six-month period of 2012 increased $47.8 million, or 6%, from the comparable year-ago period.

Table 12 - Noninterest Expense - 2012 First Six Months vs. 2011 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Personnel costs	$486,532	$437,598	$48,934	11%
Outside data processing and other services	90,207	84,171	6,036	7
Net occupancy	54,553	55,321	(768)	(1)
Equipment	50,417	44,398	6,019	14
Deposit and other insurance expense	36,469	41,719	(5,250)	(13)
Marketing	38,141	36,997	1,144	3
Professional services	26,688	33,545	(6,857)	(20)
Amortization of intangibles	23,471	26,756	(3,285)	(12)
Automobile operating lease expense	5,037	12,270	(7,233)	(59)
OREO and foreclosure expense	9,056	8,329	727	9
Gain on early extinguishment of debt	(2,580)	—	(2,580)	—
Other expense	88,954	78,004	10,950	14

Total noninterest expense	$906,945	$859,108	$47,837	6%

Number of employees (full-time equivalent), at period-end	11,417	11,457	(40)	—%

The $47.8 million, or 6%, increase in total noninterest expense reflected:

•

$48.9 million, or 11%, increase in personnel costs, primarily reflecting increased salaries and benefits, including an increase in commissions and incentive compensation expense due to improved performance metrics and results.

•	$11.0 million, or 14%, increase in other expense, primarily reflecting an addition to litigation reserves and an increase in the provision for the mortgage representations and warranties reserve.

•	$6.0 million, or 14%, increase in equipment, primarily reflecting the impact of depreciation from technology investments.

•	$6.0 million, or 7%, increase in outside data processing and other services, primarily reflecting the conversion and integration of Fidelity Bank and the implementation of strategic initiatives.

Partially offset by:

•	$7.2 million, or 59%, decline in automobile operating lease expense, primarily reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

•	$6.9 million, or 20%, decline in professional services, primarily reflecting lower legal-related expenses.

•	$5.3 million, or 13%, decline in deposit and other insurance expense, primarily reflecting adjustments to insurance premiums.

Provision for Income Taxes

The provision for income taxes in the 2012 second quarter was $49.3 million. This compared with a provision for income taxes of $52.2 million in the 2012 first quarter and $49.0 million in the 2011 second quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At June 30, 2012, we had a net deferred tax asset of $232.4 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at June 30, 2012. As of June 30, 2012, there is no disallowed deferred tax asset for regulatory capital purposes compared to $39.1 million at December 31, 2011.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2007. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006 and 2007 tax returns. We believe our positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, we entered into discussions with the Appeals Division of the IRS. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the 2011 third quarter, the IRS began its examination of our 2008 and 2009 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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

Loan and Lease Credit Exposure Mix

At June 30, 2012, our loans and leases totaled $40.0 billion, representing a $1.0 billion, or 3%, increase compared to $38.9 billion at December 31, 2011, primarily reflecting growth in the C&I portfolio, partially offset by a decline in the automobile portfolio as a result of our securitization program. The C&I loan growth included the impacts related to a continuation of the growth in high quality loans originated over recent quarters and the purchase of a portfolio of high quality municipal equipment leases. The decline in the automobile portfolio reflected the transfer of automobile loans to loans held for sale in the 2012 second quarter related to an automobile securitization planned for second half of 2012 (see Automobile Portfolio discussion).

At June 30, 2012, commercial loans and leases totaled $22.2 billion, and represented 55% of our total credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

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

Total consumer loans and leases were $17.7 billion at June 30, 2012, and represented 45% of our total loan and lease credit exposure. The consumer portfolio is primarily comprised of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at June 30, 2012. We have successfully implemented a loan securitization strategy to maintain our established portfolio concentration limits.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. The portfolio’s credit risk profile is substantially reduced when we hold a first-lien position. During the first six-month period of 2012, 75% of our home equity portfolio originations were secured by a first-lien. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans. The combination provides a strong base when assessing the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at June 30, 2012, 51% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address the repurchase risk inherent in the portfolio (see Operational Risk section).

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 13 - Loan and Lease Portfolio Composition (1)

	2012				2011
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial:(2)
Commercial and industrial	$16,322	41%	$15,838	39%	$14,699	38%	$13,939	36%	$13,544	34%
Commercial real estate:
Construction	591	1	597	1	580	1	520	1	591	2
Commercial	5,317	13	5,443	13	5,246	13	5,414	14	5,573	14

Total commercial real estate	5,908	14	6,040	14	5,826	14	5,934	15	6,164	16

Total commercial	22,230	55	21,878	53	20,525	52	19,873	51	19,708	50

Consumer:
Automobile	3,808	10	4,787	12	4,458	11	5,558	14	6,190	16
Home equity	8,344	21	8,261	20	8,215	21	8,079	21	7,952	20
Residential mortgage	5,123	13	5,284	13	5,228	13	4,986	13	4,751	12
Other consumer	454	1	469	2	498	3	516	1	525	2

Total consumer	17,729	45	18,801	47	18,399	48	19,139	49	19,418	50

Total loans and leases	$39,959	100%	$40,679	100%	$38,924	100%	$39,012	100%	$39,126	100%

(1)	Loans acquired in the FDIC-assisted acquisition of Fidelity Bank are reflected in the above table effective March 31, 2012.
(2)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

As shown the table above, we have larger exposures associated with C&I and the home equity portfolios. We have an established process to measure and address concentration exposure to certain portfolio segments, project types, and industries.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 14 - Loan and Lease Portfolio by Collateral Type (1)

	2012				2011
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Secured loans:
Real estate—commercial	$9,398	23%	$9,326	24%	$9,557	25%	$9,554	24%	$9,781	25%
Real estate—consumer	13,467	33	13,470	34	13,444	35	13,065	33	12,703	32
Vehicles	5,650	14	6,623	16	6,021	16	6,898	18	7,594	19
Receivables/Inventory	5,026	13	4,749	12	4,450	12	4,297	11	4,171	11
Machinery/Equipment	2,759	7	2,536	6	1,994	5	1,864	5	1,784	5
Securities/Deposits	789	2	733	2	800	2	805	2	802	2
Other	1,043	3	983	2	1,018	1	1,103	3	1,095	3

Total secured loans and leases	38,132	95	38,420	96	$37,284	96%	37,586	96	37,930	97
Unsecured loans and leases	1,827	5	1,738	4	1,640	4	1,426	4	1,196	3

Total loans and leases	$39,959	100%	$40,158	100%	38,924	100%	$39,012	100%	$39,126	100%

(1)	Loans acquired in the FDIC-assisted acquisition of Fidelity Bank are reflected in the above table effective June 30, 2012.

Commercial Credit

The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. For all loans exceeding $5.0 million, we utilize a centralized senior loan committee, led by our chief credit officer for approvals of commercial credit. The risk rating (see next paragraph) of the credit determines the threshold for approval of the senior loan committee with a minimum credit exposure of $5.0 million. For loans not requiring senior loan committee approval, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities we operate in. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

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

CRE PORTFOLIO

We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. Additionally, we established a limit to our CRE exposure of no more than the amount of Tier 1 risk-based capital plus the ACL. We have been actively reducing our CRE exposure during the past several years, and our CRE exposure met this established limit at June 30, 2012. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on higher-risk classes. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

Each CRE loan is classified as either core or noncore. We believe segregating the noncore CRE from core CRE improves our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generates an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $4.2 billion at June 30, 2012, representing 71% of total CRE loans. The performance of the core portfolio met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance, and as such, we do not anticipate an elevated level of problem loans in the core portfolio.

A CRE loan is generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $1.8 billion at December 31, 2011, to $1.7 billion at June 30, 2012, and represented 29% of total CRE loans. Of the loans in the noncore portfolio at June 30, 2012, 68% were categorized as Pass, 95% had guarantors, 99% were secured, and 93% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.2 billion, or 10%, of related outstanding balances, are classified as NALs. SAD administered $0.7 billion, or 41%, of total noncore CRE loans at June 30, 2012. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales should economically attractive opportunities arise, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 15 - Commercial Real Estate - Core vs. Noncore Portfolios

	June 30, 2012
(dollar amounts in millions)	Ending Balance	Prior NCOs	ACL $	ACL %	Credit Mark (2)	Nonaccrual Loans
Total core (1)	$4,207	$16	$108	2.57%	2.94%	$42
Noncore—SAD (3)	694	191	142	20.46	37.63	169
Noncore—Other	1,007	34	61	6.06	9.13	9

Total noncore	1,701	225	203	11.93	22.22	178

Total commercial real estate	$5,908	$241	$311	5.26%	8.98%	$220

	December 31, 2011
Total core	$3,978	$25	$125	3.14%	3.75%	$26
Noncore—SAD (3)	735	253	182	24.76	44.03	195
Noncore—Other	1,113	17	88	7.91	9.29	9

Total noncore	1,848	270	270	14.61	25.50	204

Total commercial real estate	$5,826	$295	$395	6.78%	11.27%	$230

(1)	Includes loans acquired in the FDIC-assisted acquisition of Fidelity Bank. The acquired loans were recorded at fair value with no associated ACL.
(2)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(3)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at June 30, 2012, increased slightly compared with December 31, 2011, as a result of the Fidelity acquisition. However, the noncore portfolio declined 8% compared to December 31, 2011, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given our current exposure in CRE lending and the current economic conditions.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At June 30, 2012, the ACL related to the noncore portfolio was 11.93%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 37.63% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

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

During the 2012 first quarter, we transferred automobile loans totaling $1.3 billion to a trust in a securitization transaction. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, we recognized a $23.0 million gain on sale which is reflected in other noninterest income and recorded a $19.9 million servicing asset which is reflected in accrued income and other assets. Also, in the 2012 second quarter, $1.3 billion of automobile loans were transferred to loans held for sale, reflecting an automobile loan securitization planned for the second half of 2012.

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

Table 16 - Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	06/30/12	12/31/11	06/30/12	12/31/11	06/30/12	12/31/11
Ending balance	$4,151	$3,815	$4,193	$4,400	$5,123	$5,228
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	77%	77%
Portfolio weighted average FICO score(2)	751	749	733	734	737	731

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Originations	$886	$918	$302	$435	$532	$751
Origination weighted average LTV ratio(1)	72%	71%	82%	82%	84%	84%
Origination weighted average FICO score(2)	771	768	759	758	754	757

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

Home Equity Portfolio

Our home equity portfolio (loans and lines-of-credit) consists of both first-lien and junior-lien mortgage loans with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios. We offer closed-end home equity loans which are generally fixed-rate with principal and interest payments, and variable-rate interest-only home equity lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit. Applications are underwritten centrally in conjunction with an automated underwriting system.

At June 30, 2012, 50% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the first six-month period of 2012, 75% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services. The combination of high quality borrowers as measured by financial condition and FICO score, as well as the lien position, provide a high degree of confidence regarding the performance of the 2009-2011 originations.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a balloon payment and represents a majority of the line-of-credit portfolio at June 30, 2012. As previously discussed, a significant portion of recent originations are secured by first-liens on the underlying property as high quality borrowers take advantage of the low variable-rates available with a line-of-credit. If the current 30-year fixed-rate declines substantially from its already low level, we would anticipate some portion of these first-lien line-of-credit borrowers to refinance to a more traditional residential mortgage at a fixed-rate.

We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high quality borrowers. However, continued declines in housing prices have decreased the value of the collateral for this portfolio and have caused a portion of the portfolio to have an LTV greater than 100%. These higher LTV ratios are directly correlated with borrower payment patterns and are a focus of our Loss Mitigation and Home Saver groups.

We obtain a property valuation for every loan or line-of-credit as part of the origination process, and the valuation is reviewed by a real estate professional in conjunction with the credit underwriting process. The type of property valuation obtained is based on a series of credit parameters, and ranges from an AVM to a complete walkthrough appraisal. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis with the intent of ensuring complete independence in the requesting and reviewing of real estate valuations associated with loan decisions. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.

We continue to make origination policy adjustments based on our assessment of an appropriate risk profile and industry actions, as well as the recently issued Basel III NPRs (see Capital section). In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. We believe our Credit Risk Management systems allow for effective portfolio analysis and segmentation to identify the highest risk exposures in the portfolio. Our disclosures regarding lien position, FICO distribution, and geographical distribution are examples of segmentation analysis.

An emerging trend has been identified where borrowers make a purposeful financial decision to stop making required payments on the junior-lien loan, and in some cases, the first-lien loan. This strategic default scenario is generally associated with borrowers that have very limited or no history of delinquency. These accounts also tend to migrate quickly from a current status to charge-off without the historical stops at each delinquency stage. The resulting increase in the relative speed of the migration from current status to charge-off represents a negative impact to the longer term performance of the portfolio. Although the collateral value assessment is an important component of the overall credit risk analysis, there are very few instances of available equity in junior-lien default situations. In response to this trend and the potential negative impacts to the portfolio, we have established at least a 98% LGD for junior-lien loans, which at June 30, 2012, comprised 50% of our home equity portfolio.

Further, in January 2012, regulatory guidance was published addressing specific risks and required actions associated with junior-lien loans. As a result of this guidance, effective with the 2012 first quarter, any junior-lien loan associated with a nonaccruing first-lien loan is also placed on nonaccrual status. This action resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter. Also contained in the regulatory guidance was an item associated with maturing HELOCs. Even in situations where the product contains an amortization period at the conclusion of the draw period, there will likely be a payment shock to the borrower. This is a risk embedded in the portfolio that we address with proactive contact strategies beginning 180 days prior to maturity. In certain circumstances, our Home Savers team is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

Residential Mortgage Portfolio

We focus on higher quality borrowers and underwrite all applications centrally. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. We will continue to evaluate the impact of the recently issued Basel III NPRs to our residential mortgage origination policies.

All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

At June 30, 2012, 51% of our total residential mortgage loan portfolio had adjustable rates. At June 30, 2012, ARM loans that were expected to have rates reset totaled $1.8 billion through 2015. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. We utilize these programs to enhance our existing strategies of working closely with our customers. During the first six-month period of 2012, we closed $257 million in HARP residential mortgages and $4 million in HAMP residential mortgages. The HARP residential mortgage loans are considered current and are either part of our residential mortgage portfolio or serviced for others. The HAMP refinancings are associated with residential mortgages that are serviced for others.

Credit Quality

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

Credit quality performance in the 2012 second quarter reflected overall continued improvement despite the inclusion of the acquired Fidelity portfolio. NCOs increased slightly compared to the prior quarter and declined substantially from the year-ago quarter. NPAs declined 1% compared to the prior quarter. Although commercial Criticized loans increased compared to the prior quarter as a result of the Fidelity acquisition, the overall portfolio excluding the acquired Fidelity loans continued to improve. The ACL to total loans ratio declined to 2.28% and our ACL coverage ratios remained at appropriate levels. Our ACL as a percentage of NPAs remained strong at 174%.

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

C&I and CRE loans are placed on nonaccrual status at 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 17 - Nonaccrual Loans and Leases and Nonperforming Assets

	2012		2011
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Nonaccrual loans and leases:
Commercial and industrial	$133,678	$142,492	$201,846	$209,632	$229,327
Commercial real estate	219,417	205,105	229,889	257,086	291,500
Residential mortgage	75,048	74,114	68,658	61,129	59,853
Home equity	46,023	45,847	40,687	37,156	33,545

Total nonaccrual loans and leases(1)	474,166	467,558	541,080	565,003	614,225
Other real estate owned, net
Residential(2)	21,499	31,850	20,330	18,588	20,803
Commercial	17,109	16,897	18,094	19,418	17,909

Total other real estate owned, net	38,608	48,747	38,424	38,006	38,712
Other nonperforming assets(3)	10,476	10,772	10,772	10,972	—

Total nonperforming assets	$523,250	$527,077	$590,276	$613,981	$652,937

Nonaccrual loans as a % of total loans and leases	1.19%	1.15%	1.39%	1.45%	1.57%
Nonperforming assets ratio(4)	1.31	1.29	1.51	1.57	1.67

(1)	All loans acquired as part of the FDIC-assisted Fidelity Bank acquisition accrue interest as performing loans or as purchased impaired loans in accordance with ASC 310-30; therefore, none of the acquired loans were reported as nonaccrual at March 31, 2012 and June 30, 2012.
(2)	Residential real estate owned acquired in the FDIC-assisted Fidelity Bank acquisition are reflected in the above table effective March 31, 2012.
(3)	Other nonperforming assets represent an investment security backed by a municipal bond.
(4)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate.

The $3.8 million, or 1%, decline in NPAs compared with March 31, 2012, primarily reflected:

•

$10.1 million, or 21%, decline in OREO, primarily reflecting significant sale activity during the current quarter. The increase in the 2012 first quarter primarily resulted from OREO properties acquired in the Fidelity Bank acquisition.

•

$8.8 million, or 6%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

Partially offset by:

•

$14.3 million, or 7%, increase in CRE NALs, reflecting a small number of higher-dollar amount loans. Although we anticipate some degree of quarter-to-quarter volatility in our NAL levels, we expect that the overall trend will continue to be lower.

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.

Compared with December 31, 2011, NPAs decreased $67.0 million, or 11%, primarily reflecting:

•

$68.2 million, or 34%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•

$10.5 million, or 5%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs, partially offset by a small number of relatively higher-dollar loans placed on nonaccrual status during the current quarter.

Partially offset by:

•

$6.4 million, or 9%, increase in residential mortgage NALs, reflecting the sustained weak economic conditions and the decline of residential real estate property values. The NAL balances have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of additional loss on these loans.

•

$5.3 million, or 13%, increase in home equity NALs, also reflecting our implementation of regulatory guidance issued in the 2012 first quarter (see ACL section). This action resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 18 - Accruing and Nonaccruing Troubled Debt Restructured Loans

	2012		2011
(dollar amounts in thousands)	June 30,	March 31, (1)	December 31,	September 30,	June 30,
Troubled debt restructured loans—accruing:

Commercial and industrial	$57,008	$53,795	$54,007	$77,509	$62,272
Commercial real estate	202,190	231,923	249,968	244,089	177,854
Automobile	34,460	35,521	36,573	37,371	29,059
Home equity	66,997	59,270	52,224	47,712	37,067
Residential mortgage	298,967	294,836	309,678	304,365	313,772
Other consumer	3,038	4,233	6,108	4,513	8,910

Total troubled debt restructured loans—accruing	662,660	679,578	708,558	715,559	628,934

Troubled debt restructured loans—nonaccruing:

Commercial and industrial	35,535	26,886	48,553	27,410	29,069
Commercial real estate	55,022	39,606	21,968	46,854	48,676
Home equity	374	334	369	166	28
Residential mortgage	28,332	29,549	26,089	20,877	14,378
Other consumer	113	113	113	113	112

Total troubled debt restructured loans—nonaccruing	119,376	96,488	97,092	95,420	92,263

Total troubled debt restructured loans	$782,036	$776,066	$805,650	$810,979	$721,197

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered troubled debt restructured loans at March 31, 2012.

The following table reflects TDR activity for each of the past five quarters:

Table 19 - Troubled Debt Restructured Loan Activity

	2012		2011
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
TDRs, beginning of period	$776,066	$805,650 (1)	$810,979	$721,197	$664,838
New TDRs	94,837	136,237	99,603	170,800	207,090
Payments	(38,299)	(40,120)	(67,470)	(25,124)	(25,790)
Charge-offs	(16,551)	(25,042)	(7,440)	(12,376)	(7,620)
Sales	(1,840)	(5,036)	(8,089)	(5,310)	(33,855)
Refinanced to non-TDR	—	—	—	(4,851)	(21,118)
Transfer to OREO	(860)	(1,472)	(2,658)	(1,114)	(426)
Restructured TDRs(2)	(25,451)	(88,580)	(28,576)	(57,611)	(42,435)
Other	(5,866)	(5,571)	9,301	25,368	(19,487)

TDRs, end of period	$782,036	$776,066	$805,650	$810,979	$721,197

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered troubled debt restructured loans at March 31, 2012.
(2)	Represents existing commercial TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

We maintain two reserves, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2012 second quarter was $36.5 million, compared with $34.4 million in the prior quarter and $35.8 million in the year-ago quarter. (See Provision for Credit Losses discussion).

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

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks remain strong.

We have incorporated recent regulatory guidance which focused on home equity loans, specifically junior-lien loans when the related first-lien loan is delinquent, into our ACL adequacy analysis processes. As we evaluated this guidance in the context of the continued economic strain on some of our borrowers, we determined it was appropriate to assess borrower risk at a more granular level in order to ensure we had identified the incurred risk embedded within our portfolios secured by residential real estate, particularly the home equity junior-lien portfolio. In addition to the updated FICO score for each borrower and the delinquency status of each Huntington loan, our analysis also considers any non-delinquent Huntington loan secured by residential real estate when the borrower has a significant delinquency on the most recent credit bureau report.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 20 - Allocation of Allowance for Credit Losses (1), (2)

	2012				2011
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial
Commercial and industrial	$280,548	41%	$246,026	39%	$275,367	38%	$285,254	36%	$281,016	35%
Commercial real estate	305,391	14	339,494	14	388,706	14	418,895	15	463,874	16

Total commercial	585,939	55	585,520	53	664,073	52	704,149	51	744,890	51

Consumer
Automobile	30,217	10	36,552	12	38,282	11	49,402	14	55,428	16
Home equity	135,562	21	168,898	20	143,873	21	139,616	21	146,444	20
Residential mortgage	78,015	13	89,129	13	87,194	13	98,974	13	98,992	12
Other consumer	29,913	1	32,970	2	31,406	3	27,569	1	25,372	1

Total consumer	273,707	45	327,549	47	300,755	48	315,561	49	326,236	49

Total allowance for loan and lease losses	859,646	100%	913,069	100%	964,828	100%	1,019,710	100%	1,071,126	100%

Allowance for unfunded loan commitments	50,978		50,934		48,456		38,779		41,060

Total allowance for credit losses	$910,624		$964,003		$1,013,284		$1,058,489		$1,112,186

Total allowance for loan and leases losses as % of: (1)
Total loans and leases(3)		2.15%		2.24%		2.48%		2.61%		2.74%
Nonaccrual loans and leases(4)		181		195		178		180		174
Nonperforming assets(5)		164		173		163		166		164
Total allowance for credit losses as % of: (1)
Total loans and leases(3)		2.28%		2.37%		2.60%		2.71%		2.84%
Nonaccrual loans and leases(4)		192		206		187		187		181
Nonperforming assets(5)		174		183		172		172		170

(1)	In accordance with ASC 805, no allowance for credit losses was recorded for the loans acquired in the FDIC-assisted Fidelity Bank acquisition.
(2)	Percentages represent the percentage of each loan and lease category to total loans and leases. Total loans and leases include loans acquired in the FDIC-assisted Fidelity Bank acquisition effective March 31, 2012.
(3)	Loans acquired in the FDIC-assisted Fidelity Bank acquisition are reflected in this calculation effective March 31, 2012.
(4)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual.
(5)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual, however, acquired other real estate owned properties are included in nonperforming assets, and are reflected in the calculation effective March 31, 2012.

The reduction in the ALLL compared with March 31, 2012 primarily reflected a decline in the consumer portfolio, and to a lesser extent, the commercial real estate portfolio. These declines were partially offset by an increase in the C&I portfolio resulting from significant loan growth.

The ACL to total loans declined to 2.28% at June 30, 2012 compared to 2.60% at December 31, 2011. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. However, the overall economic conditions improved only slightly in the first six-month period of 2012 and the residential real estate market remained stressed. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some of our retail and commercial borrowers.

The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. We do not anticipate any meaningful improvement in the near-term. A trend of purposeful delinquencies or strategic defaults has begun impacting both NCO and NAL levels in the residential real estate secured portfolios. These borrower actions drove writedowns and increased NAL levels in the residential mortgage and first-lien home equity portfolio, and NCOs in the junior-lien home equity portfolio. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

The following table reflects NCO detail for each of the last five quarters:

Table 21 - Quarterly Net Charge-off Analysis

	2012		2011
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$15,678	$28,495	$10,913	$17,891	$18,704
Commercial real estate:
Construction	(1,531)	(1,186)	(2,471)	1,450	4,145
Commercial	30,709	11,692	30,854	22,990	23,450

Commercial real estate	29,178	10,506	28,383	24,440	27,595

Total commercial	44,856	39,001	39,296	42,331	46,299

Consumer:
Automobile	449	3,078	4,237	3,863	2,255
Home equity	21,045	23,729	23,419	26,222	25,441
Residential mortgage	10,786	10,570	9,732	11,562	16,455
Other consumer	7,109	6,614	7,233	6,577	7,084

Total consumer	39,389	43,991	44,621	48,224	51,235

Total net charge-offs	$84,245	$82,992	$83,917	$90,555	$97,534

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.39%	0.77%	0.31%	0.52%	0.56%
Commercial real estate:
Construction	(1.05)	(0.79)	(1.85)	0.87	2.99
Commercial	2.24	0.89	2.27	1.69	1.65

Commercial real estate	1.92	0.72	1.91	1.60	1.77

Total commercial	0.81	0.75	0.78	0.86	0.94

Consumer:
Automobile	0.04	0.27	0.30	0.25	0.15
Home equity	1.01	1.15	1.15	1.31	1.29
Residential mortgage	0.82	0.82	0.77	0.97	1.44
Other consumer	6.15	5.45	5.66	5.05	5.27

Total consumer	0.83	0.95	0.92	0.99	1.08

Net charge-offs as a % of average loans	0.82%	0.85%	0.85%	0.92%	1.01%

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

Home equity NCO annualized percentages generally are greater than those of the residential mortgage portfolio as a result of the junior-lien loans. The opposite relationship in the 2011 first quarter and 2011 second quarter was the result of portfolio actions in the residential mortgage portfolio, including accelerated loss recognition and portfolio sales activity.

We anticipate a continuation of the pattern established over the last year of residential mortgage portfolio NCO annualized percentages being lower than the home equity portfolio NCO annualized percentages. As we have focused on originating high-quality home equity loans, we believe the PD risk is lower in the home equity portfolio. However, the LGD component is significantly higher than the residential mortgage portfolio, which results in our projection for lower NCOs in the residential mortgage portfolio relative to the home equity portfolio in the future. Therefore, we believe the residential mortgage NCO annualized percentage will remain lower compared to the home equity portfolio as a result of the entire first-lien composition of the residential mortgage portfolio, as well as the result of previous credit actions improving the underlying quality of these portfolios.

Both the home equity and residential mortgage portfolio NCO levels are anticipated to remain at elevated levels in the near future. The home equity portfolio will continue to be impacted by borrowers that are seeking to refinance, but are in a negative equity position because of the junior-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a junior-lien loan is not likely to cause borrowers to lose their home.

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

2012 Second Quarter versus 2012 First Quarter

C&I NCOs decreased $12.8 million, or 45%. Current quarter NCOs were generally associated with smaller relationships and there was not any specific concentration in either geography or project type. Given the relatively low absolute level of NCOs in this portfolio, some level of volatility on a quarter to quarter basis is expected.

CRE NCOs increased $18.7 million, or 178%. The vast majority of this increase represented two larger NCOs. As with the C&I portfolio, given the relatively low absolute level of NCOs in this portfolio, some level of volatility on a quarter to quarter basis is expected.

Automobile NCOs decreased $2.6 million, or 85%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used automobiles. We anticipate continued strength in the used automobile market for the remainder of 2012.

Home equity NCOs decreased $2.7 million, or 11%. The decline is a positive sign, however, the continued stresses in the residential property markets remain. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for junior-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.

The table below reflects NCO activity for the first six-month periods ended June 30, 2012 and 2011.

Table 22 - Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$44,173	$60,895
Commercial real estate:
Construction	(2,717)	32,545
Commercial	42,401	62,733

Commercial real estate	39,684	95,278

Total commercial	83,857	156,173

Consumer:
Automobile	3,527	6,967
Home equity	44,774	52,156
Residential mortgage	21,356	35,387
Other consumer	13,723	11,934

Total consumer	83,380	106,444

Total net charge-offs	$167,237	$262,617

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.57%	0.92%
Commercial real estate:
Construction	(0.92)	11.18
Commercial	1.58	2.17

Commercial real estate	1.33	2.99

Total commercial	0.78	1.59

Consumer:
Automobile	0.15	0.24
Home equity	1.08	1.34
Residential mortgage	0.82	1.57
Other consumer	5.80	4.36

Total consumer	0.89	1.14

Net charge-offs as a % of average loans	0.83%	1.37%

2012 First Six Months versus 2011 First Six Months

C&I NCOs decreased $16.7 million, or 27%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was not any concentration in either geography or project type.

CRE NCOs decreased $55.6 million, or 58%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was no concentration in either geography or project type, and the NCOs were generally associated with small relationships. The performance of the portfolio was consistent with our expectations.

Automobile NCOs decreased $3.4 million, or 49%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs declined $7.4 million, or 14%. The decline is an indication of the continuing improvement in the portfolio. This slowly emerging declining trend is consistent with our expectations for this portfolio. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for junior-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.

Residential mortgage NCOs declined $14.0 million, or 40%, reflecting improvement in the overall economy compared to the year-ago period, however, the continued stress in the residential real estate market remains and NCOs remain elevated compared to historic performance.

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

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is calculated and reported to the ALCO and ROC monthly. The information reported includes the identification of any policy limits that have been exceeded, along with an assessment that describes the policy limit breach and outlines the action plan and timeline for resolution, mitigation, or assumption of the risk. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted ISE to changes in market rates over a one-year time period. Although BOLI, automobile operating lease assets, and excess cash balances held at the Federal Reserve Bank are classified as noninterest-earning assets, and the net revenue from these assets is recorded in noninterest income and noninterest expense, these portfolios are included in the interest sensitivity analysis because they have attributes similar to interest-earning assets. EVE analysis measures the sensitivity of period-end assets and liabilities to changes in market interest rates. EVE at risk is measured on a net tangible equity basis, excluding ALLL and AULC reserves. EVE analysis serves as a complement to ISE analysis as it provides risk exposure estimates for time periods beyond the one-year ISE simulation period. The major difference between ISE and EVE analysis is that ISE uses a forecasted balance sheet to determine the sensitivity to market rates, while EVE is a point in time valuation of the net equity position. Since ISE measures the impact of changes in market rates to earnings and EVE measures the change in market rates to the net equity position, it is not unusual to have an asset-sensitive ISE, but a liability-sensitive EVE exposure.

The models used for both ISE and EVE consider prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other assets and liabilities. ISE analysis also considers balance sheet growth assumptions. Both include the effects of derivatives, such as interest rate swaps, caps, floors, and other types of interest rate options.

ISE analysis first determines a baseline scenario using market interest rates implied by the prevailing implied forward yield curve as of the period-end. Alternative scenarios, usually involving gradual (ramps) and sudden (shocks) rate changes, are then used to determine any changes in net interest income and margin. In addition to standard ramps and shocks, ISE analysis uses other interest rate scenarios that alter the shape of the yield curve (e.g., a flatter or steeper yield curve), or hold current interest rates constant for the entire measurement period. ISE analysis also uses alternative scenarios to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the Prime rate.

The scenarios for evaluating ISE exposure model gradual +/-100 and +/-200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the current implied forward yield curve. We assume market interest rates will not fall below 0% for these scenarios. The table below shows the results of these scenarios as of June 30, 2012, and December 31, 2011. All of the positions were within the board of directors’ policy limits for those periods.

Table 23 - Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2012	-2.6	-1.8	1.9	3.7
December 31, 2011	-3.6	-2.3	1.8	3.4

The ISE at risk reported as of June 30, 2012, for the +200 basis points scenario shows a more asset sensitive interest rate risk position compared with December 31, 2011.

The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates. The percent change is calculated as the change in the simulated portfolio income/expense divided by a beta which represents the change in portfolio income/expense assuming 100% sensitivity to the change in market rates. Note that the that the beta calculated from -100 and -200 basis point scenarios are not subject to floors on market rates. In the -100 and -200 basis point scenarios, portfolio income/expense is constrained by floors on portfolio yields, with the -200 basis point scenario less sensitive because portfolio yields fall less as a percentage of the beta calculated from market rates. For the +200 basis points scenario, total interest-sensitive income is 37.1% sensitive to changes in market interest rates, while total interest-sensitive expense is 29.6% sensitive to changes in market interest rates. Net interest income at risk for the +200 basis points scenario has an asset-sensitive near-term interest rate risk position.

Table 24 - Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense for a Given
	Total Earning	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200	-100	+100	+200

Total loans	78%	-15.8%	-24.5%	39.1%	40.4%
Total investments and other earning assets	22	-15.1	-20.0	29.2	26.9
Total interest sensitive income		-15.3	-23.1	36.4	37.1

Total interest-bearing deposits	67	-7.5	-12.4	26.2	27.3
Total borrowings	7	-18.5	-33.0	56.1	59.8
Total interest-sensitive expense		-8.3	-13.9	28.4	29.6

(1)	At June 30, 2012.

The primary simulations for EVE at risk assume immediate +/-100 and +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current forward yield curve. The table below outlines the June 30, 2012, results compared with December 31, 2011. All of the positions were within the board of directors’ policy limits for the quarter ending June 30, 2012.

Table 25 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2012	-1.4	0.4	-2.6	-6.6
December 31, 2011	-1.5	0.8	-1.7	-4.6

The EVE at risk reported as of June 30, 2012, for the +200 basis points scenario shows a higher liability sensitive position compared with December 31, 2011. The long-term liability exposure is a result of assets with longer duration than liabilities. When interest rates rise, fixed-rate assets lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall; however, due to the absolute low level of current rates, the results for the EVE at risk in a down-shock are different than those in an up-shock. This is evidenced in the -200 basis point shock compared to the -100 basis point shock. EVE increases in the -100 basis point shock, albeit at a smaller amount than lost in the +100 basis point shock, due to prepayments. But EVE decreases in the -200 basis point shock because the longer-duration assets are impacted more by the flooring of market rates than the shorter-duration liabilities.

The following table shows the economic value sensitivity of select portfolios to changes in market interest rates. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. For the +200 basis points scenario, total net tangible assets decreased in value -3.5%, while total net tangible liabilities increased in value 3.0%.

Table 26 - Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value for a Given
	Tangible	Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200

Total loans	71%	1.0%	1.0%	-1.5%	-3.1%
Total investments and other earning assets	20	1.9	1.8	-2.7	-5.6
Total net tangible assets (2)		1.2	1.1	-1.7	-3.5

Total deposits	81	-1.7	-1.3	1.6	3.1
Total borrowings	7	-0.5	-0.5	0.7	1.2
Total net tangible liabilities (3)		-1.6	-1.2	1.6	3.0

(1)	At June 30, 2012.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At June 30, 2012, we had a total of $128.3 million of capitalized MSRs representing the right to service $15.7 billion in mortgage loans. Of this $128.3 million, $45.1 million was recorded using the fair value method, and $83.2 million was recorded using the amortization method.

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

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in accrued income and other assets in the Unaudited Condensed Consolidated Financial Statements.

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

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2012, these core deposits funded 77% of total assets (109% of total loans). At June 30, 2012 and December 31, 2011, total core deposits represented 95% of total deposits.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $1.2 billion from December 31, 2011, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $14.6 million, $26.2 million, and $15.9 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.1 billion, $1.7 billion, and $1.9 billion at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 27 - Deposit Composition

	2012				2011
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Demand deposits - noninterest-bearing	$12,324	27%	$11,797	26%	$11,158	26%	$9,502	22%	$8,210	20%
Demand deposits - interest-bearing	6,060	13	6,126	14	5,722	13	5,763	13	5,642	14
Money market deposits	13,756	30	13,169	29	13,117	30	13,759	32	12,643	31
Savings and other domestic deposits	4,961	11	4,954	11	4,698	11	4,711	11	4,752	11
Core certificates of deposit	6,508	14	6,920	15	6,513	15	7,084	16	7,936	19

Total core deposits	43,609	95	42,966	95	41,208	95	40,819	94	39,183	95
Other domestic deposits of $250,000 or more	260	1	325	1	390	1	421	1	436	1
Brokered deposits and negotiable CDs	1,888	4	1,276	3	1,321	3	1,535	4	1,486	4
Deposits in foreign offices	319	—	442	1	361	1	445	1	297	—

Total deposits	$46,076	100%	$45,009	100%	$43,280	100%	$43,220	100%	$41,402	100%

Total core deposits:
Commercial	$18,324	42%	$17,101	40%	$16,366	38%	$15,526	38%	$13,541	35%
Consumer	25,285	58	25,865	60	24,842	62	25,293	62	25,642	65

Total core deposits	$43,609	100%	$42,966	100%	$41,208	100%	$40,819	100%	$39,183	100%

Management expects the FDIC to allow the extended or unlimited coverage for noninterest-bearing accounts to expire on December 31, 2012, as scheduled. We anticipate the expiration of the FDIC coverage will have a minimal impact on our liquidity position.

Table 28 - Federal Funds Purchased and Repurchase Agreements

	2012		2011
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,191	$1,482	$1,434	$2,201	$1,983
Other short-term borrowings	15	22	7	24	40

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.19%	0.14%	0.17%	0.16%	0.15%
Other short-term borrowings	1.57	0.81	2.74	1.01	0.69

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,286	$1,590	$1,752	$2,431	$2,361
Other short-term borrowings	26	23	18	53	50

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,365	$1,501	$1,707	$2,200	$2,067
Other short-term borrowings	26	11	21	51	45

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.14%	0.17%	0.16%	0.15%
Other short-term borrowings	0.92	1.76	0.95	0.56	0.58

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. These sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At June 30, 2012, total wholesale funding was $6.2 billion, a decrease from $6.6 billion at December 31, 2011. During the 2012 second quarter, Bank obligations of $600 million matured. An additional $65 million of Bank obligations will mature in October 2012.

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

Table 29 - Federal Reserve and FHLB Borrowing Capacity

	June 30,	December 31,	June 30,
(dollar amounts in billions)	2012	2011	2011
Loans and securities pledged:
Federal Reserve Bank	$10.2	$10.5	$9.8
FHLB	8.2	8.3	7.5

Total loans and securities pledged	$18.4	$18.8	$17.3
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$10.5	$10.5	$9.6

At June 30, 2012, we believe the Bank has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At June 30, 2012, December 31, 2011, and June 30, 2011, the parent company had $1.0 billion, $0.9 billion and $0.6 billion, respectively, in cash and cash equivalents.

Based on the current quarterly dividend of $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $34.3 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at June 30, 2012, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for a minimum of the next 18 months.

We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2012 plan year. The Bank and other subsidiaries fund approximately 90% of pension contributions. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. Any additional pension contributions are not expected to significantly impact liquidity. Although not required, Huntington’s board of directors approved a $75 million contribution to the Plan in the third quarter of 2012.

During the 2012 second quarter, we redeemed $80 million of trust preferred securities, resulting in a gain of $1.7 million. The trust preferred securities were redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions were funded from our existing cash and were consistent with the capital plan we submitted to the Federal Reserve.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2012, we had $0.5 billion of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $0.5 billion are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At June 30, 2012, December 31, 2011, and June 30, 2011, we had commitments to sell residential real estate loans of $938.9 million, $629.0 million, and $400.2 million, respectively. These contracts mature in less than one year.

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

Representation and Warranty Reserve

We primarily conduct our mortgage loan sale and securitization activity with FNMA and FHLMC. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves are estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We do not have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.

The table below reflects activity in the representations and warranties reserve:

Table 30 - Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2012		2011
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Reserve for representations and warranties, beginning of period	$24,802	$23,218	$23,854	$24,497	$23,786
Reserve charges	(2,677)	(2,056)	(4,736)	(3,340)	(365)
Provision for representations and warranties	4,173	3,640	4,100	2,697	1,076

Reserve for representations and warranties, end of period	$26,298	$24,802	$23,218	$23,854	$24,497

Table 31 - Mortgage Loan Repurchase Statistics

	2012		2011
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Number of loans sold	5,935	6,621	5,461	3,877	3,875
Amount of loans sold (UPB)	$890,592	$1,008,055	$815,119	$529,722	$512,069
Number of loans repurchased (1)	55	41	34	43	36
Amount of loans repurchased (UPB) (1)	$8,998	$4,841	$5,019	$7,325	$4,755
Number of claims received	227	134	101	96	130
Successful dispute rate (2)	48%	46%	63%	27%	49%
Number of make whole payments (3)	47	33	20	38	8
Amount of make whole payments (3)	$2,130	$1,611	$1,156	$3,392	$445

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

Foreclosure Documentation

Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures. We have reviewed our residential foreclosure process. We have not found evidence of financial injury to any borrowers from any foreclosure by the Bank that should not have proceeded. We have and are continuing to strengthen our processes and controls to ensure that our foreclosure processes do not have the deficiencies identified in the interagency review of foreclosure policies and procedures dated April 2011, of 14 federally regulated mortgage servicers.

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

Capital

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

BASEL III and the Dodd-Frank Act

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios.

The proposed revisions would include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The NPRs also would establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in these NPRs are consistent with section 171 of the Dodd-Frank Act, which requires the Agencies to establish minimum risk-based and leverage capital requirements.

The Agencies are also proposing to revise their rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, including by incorporating aspects of the Basel II standardized framework in the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework,” including subsequent amendments to that standard, and recent consultative papers from the Basel Committee on Banking Supervision. The Standardized Approach NPR also includes alternatives to credit ratings, consistent with section 939A of the Dodd-Frank Act. The revisions include methodologies for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk. The Standardized Approach NPR also would introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50.0 billion or more in total assets, including us, and disclosures related to regulatory capital instruments.

The proposed NPRs are in a comment period through September 7, 2012, and subject to further modification by the Agencies. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios and estimate a reduction of approximately 150 basis points to our BASEL I Tier I common risk-based capital ratio based on our existing balance sheet composition. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements.

Capital Planning

In connection with its increased focus on the adequacy of regulatory capital and risk management for larger financial institutions, in late 2011, the FRB finalized rules to require banks with assets over $50.0 billion to submit capital plans annually. Per the FRB’s rule, our submission included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning time period under a range of expected and stress scenarios. We participated in the FRB’s CapPR process and made our capital plan submission in January 2012. On March 14, 2012, we announced that the FRB had completed its review of our capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $182.0 million of common stock and a continuation of our current common dividend through the 2013 first quarter. In 2012, we are transitioning into the FRB’s more rigorous CCAR process, which had previously been required of only the largest 19 bank holding companies. For additional discussion, refer to the Updates to Risk Factors section located in the Additional Disclosures section of this MD&A.

Capital Adequacy

The FRB establishes capital adequacy requirements, including well-capitalized standards for the Company. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital.

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. At June 30, 2012, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. We use Tier 1 common equity, along with the other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital less elements of Tier 1 capital not in the form of common equity (e.g. perpetual preferred stock, noncontrolling interests in subsidiaries, and trust preferred capital debt securities).

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 32 - Capital Adequacy

	2012		2011
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,263	$5,164	$5,032	$5,037	$4,890
Preferred shareholders’ equity	386	386	386	363	363

Total shareholders’ equity	5,649	5,550	5,418	5,400	5,253
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(159)	(171)	(175)	(188)	(202)
Other intangible assets deferred tax liability (1)	56	60	61	66	71

Total tangible equity (2)	5,102	4,995	4,860	4,834	4,678
Preferred shareholders’ equity	(386)	(386)	(386)	(363)	(363)

Total tangible common equity (2)	$4,716	$4,609	$4,474	$4,471	$4,315

Total assets	$56,623	$55,877	$54,451	$54,979	$53,050

Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(159)	(171)	(175)	(188)	(202)
Other intangible assets deferred tax liability (1)	56	60	61	66	71

Total tangible assets (2)	$56,076	$55,322	$53,893	$54,413	$52,475

Tier 1 capital	$5,714	$5,709	$5,557	$5,488	$5,352
Preferred shareholders’ equity	(386)	(386)	(386)	(363)	(363)
Trust preferred securities	(449)	(532)	(532)	(565)	(565)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,829	$4,741	$4,589	$4,510	$4,374

Risk-weighted assets (RWA)	$47,890	$46,716	$45,891	$44,376	$44,080

Tier 1 common equity / RWA ratio (2)	10.08%	10.15%	10.00%	10.17%	9.92%

Tangible equity / tangible asset ratio (2)	9.10	9.03	9.02	8.88	8.91

Tangible common equity / tangible asset ratio (2)	8.41	8.33	8.30	8.22	8.22

Tangible common equity / RWA ratio (2)	9.85	9.86	9.75	10.08	9.79

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our Tier 1 common equity risk-based ratio improved 8 basis points to 10.08% at June 30, 2012 compared with 10.00% at December 31, 2011. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset, partially offset by an increase in risk-weighted assets, the redemption of $80.0 million in trust preferred securities, the repurchase of 6.4 million common shares, and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 33 - Regulatory Capital Data

		2012		2011
(dollar amounts in millions)		June 30,	March 31,	December 31,	September 30,	June 30,
Total risk-weighted assets	Consolidated	$47,890	$46,716	$45,891	$44,376	$44,080
	Bank	47,786	46,498	45,651	44,242	43,907
Tier 1 risk-based capital	Consolidated	5,714	5,709	5,557	5,488	5,352
	Bank	4,636	4,437	4,245	4,159	3,957
Tier 2 risk-based capital	Consolidated	1,190	1,186	1,221	1,216	1,213
	Bank	1,294	1,372	1,508	1,830	1,827
Total risk-based capital	Consolidated	6,904	6,895	6,778	6,704	6,565
	Bank	5,930	5,809	5,753	5,989	5,784
Tier 1 leverage ratio	Consolidated	10.34%	10.55%	10.28%	10.24%	10.25%
	Bank	8.42	8.24	7.89	7.79	7.62
Tier 1 risk-based capital ratio	Consolidated	11.93	12.22	12.11	12.37	12.14
	Bank	9.70	9.54	9.30	9.40	9.01
Total risk-based capital ratio	Consolidated	14.42	14.76	14.77	15.11	14.89
	Bank	12.41	12.49	12.60	13.54	13.17

The decrease in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2011, primarily reflected an increase in risk-weighted assets, the redemption of $80.0 million in trust preferred securities, the repurchase of 6.4 million common shares, and the impacts related to the payments of dividends, partially offset by an increase in retained earnings and a reduction in the disallowed deferred tax asset.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $5.6 billion at June 30, 2012, representing a $0.2 billion, or 4%, increase compared with December 31, 2011, primarily reflecting an increase in retained earnings.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On July 19, 2012, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in October 2012. Cash dividends of $0.04 per common share were also declared on January 19, 2012 and April 18, 2012. Our 2012 capital plan to the FRB (see Capital Planning section above) included the continuation of our current common dividend through the 2013 first quarter.

On July 19, 2012, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable in October 2012. Cash dividends of $21.25 per share were also declared on January 19, 2012 and April 28, 2012.

On July 19, 2012, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of approximately $7.89 per share. The dividend is payable in October 2012. Cash dividends of approximately $7.92 per share and approximately $8.18 per share were also declared on April 28, 2012 and January 19, 2012, respectively.

Share Repurchases

From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan.

Our board of directors have authorized a share repurchase program consistent with our capital plan. During the six-month period ended June 30, 2012, we repurchased 6.4 million common shares at a weighted average share price of $6.26.

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

Optimal Customer Relationship (OCR)

Our OCR initiative is a cross-business segment strategy designed to increase overall customer profitability and retention by deepening product and service penetration to consumer and commercial customers. We believe this can be accomplished by taking our broad array of services and products and delivering them through a rigorous and disciplined sales management process that is consistent across all business segments and regions. It is also supported by robust sales and referral technology.

OCR was introduced in late 2009. Through 2010, much of the effort was spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. In 2011, we introduced OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics. In 2012, we are seeing the results in our revenue growth.

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

The following table presents consumer checking account household OCR metrics:

Table 34 - Consumer Checking Household OCR Cross-sell Report

	2012		2011
	Second	First	Fourth	Third	Second
Number of households	1,167,413	1,134,444	1,095,638	1,073,708	1,042,424

Product Penetration by Number of Services
1 Service	3.6%	3.7%	4.1%	4.4%	4.5%
2-3 Services	20.4	21.2	22.4	22.8	24.2
4+ Services	76.0	75.1	73.5	72.8	71.3

Total revenue (in millions)	$249.7	$236.5	$230.6	$251.9	$260.0

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with over four products at the end of the 2012 second quarter was 76.0%, up from 73.5% at the end of last year. For the first six-month period of 2012, consumer checking account households grew at a 11.6% annualized rate and 12% for the full year. Total consumer checking account household revenue in the 2012 second quarter was $249.7 million, up $13.2 million, or 6%, from the 2012 first quarter. This was primarily driven by growth in households and noninterest income. Total consumer checking account household revenue was down $10.3 million, or 4%, from the year-ago quarter due to the Durbin amendment.

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

The following table presents commercial relationship OCR metrics:

Table 35 - Commercial Relationship OCR Cross-sell Report

	2012		2011
	Second	First	Fourth	Third	Second
Commercial Relationships	147,190	142,947	138,357	135,826	133,165

Product Penetration by Number of Services
1 Service	26.5%	27.2%	28.4%	29.7%	30.7%
2-3 Services	40.9	40.2	40.2	41.1	42.6
4+ Services	32.6	32.7	31.4	29.2	26.7

Total revenue (in millions)	$189.2	$169.7	$175.4	$175.5	$166.6

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing over four products at the end of the 2012 second quarter was 32.6%, up from 26.7% from the prior year. For the first six-month period of 2012, commercial relationships grew at a 11.9% annualized rate. Total commercial relationship revenue in the 2012 second quarter was $189.2 million, up $19.5 million, or 11%, from the 2012 first quarter, and up $22.6 million, or 14%, higher than the year-ago quarter. This was primarily driven by capital markets activities.

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

Net Income by Business Segment

We reported net income of $306.0 million during the first six-month period of 2012. This compared with net income of $272.4 million during the first six-month period of 2011. The segregation of net income by business segment for the first six-month period of 2012 and 2011 is presented in the following table:

Table 36 - Net Income by Business Segment

	Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011
Retail and Business Banking	$58,376	$101,914
Regional and Commercial Banking	41,815	50,863
AFCRE	124,753	85,425
WGH	40,946	17,484
Treasury/Other	40,086	16,678

Total net income	$305,976	$272,364

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first six-month period of 2012 is presented in the following table:

Table 37 - Average Loans/Leases and Deposits by Business Segment

	Six Months Ended June 30, 2012
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,272	$9,315	$2,005	$781	$85	$15,458
Commercial real estate	613	388	4,800	168	(5)	5,964

Total commercial	3,885	9,703	6,805	949	80	21,422
Automobile	—	—	4,780	—	1	4,781
Home equity	7,420	25	1	814	12	8,272
Residential mortgage	1,039	8	—	4,162	5	5,214
Other consumer	362	5	94	40	(28)	473

Total consumer	8,821	38	4,875	5,016	(10)	18,740

Total loans and leases	$12,706	$9,741	$11,680	$5,965	$70	$40,162

Average Deposits
Demand deposits—noninterest-bearing	$4,538	$2,735	$474	$3,698	$223	$11,668
Demand deposits—interest-bearing	4,616	99	49	1,023	5	5,792
Money market deposits	7,405	1,613	236	3,907	1	13,162
Savings and other domestic deposits	4,716	14	16	154	(2)	4,898
Core certificates of deposit	6,419	25	2	111	7	6,564

Total core deposits	27,694	4,486	777	8,893	234	42,084
Other deposits	172	237	57	726	885	2,077

Total deposits	$27,866	$4,723	$834	$9,619	$1,119	$44,161

Retail and Business Banking

Table 38 - Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$442,946	$473,053	$(30,107)	(6)%
Provision for credit losses	64,886	58,358	6,528	11
Noninterest income	186,995	200,842	(13,847)	(7)
Noninterest expense	475,246	458,746	16,500	4
Provision for income taxes	31,433	54,877	(23,444)	(43)

Net income	$58,376	$101,914	$(43,538)	(43)%

Number of employees (full-time equivalent)	5,557	5,574	(17)	—%
Total average assets (in millions)	$14,259	$13,243	$1,016	8
Total average loans/leases (in millions)	12,706	11,864	842	7
Total average deposits (in millions)	27,866	28,959	(1,093)	(4)
Net interest margin	3.20%	3.28%	(0.08)%	(2)
NCOs	$76,141	$83,012	$(6,871)	(8)
NCOs as a % of average loans and leases	1.20%	1.40%	(0.20)%	(14)
Return on average common equity	8.3	14.4	(6.1)	(42)

2012 First Six Months vs. 2011 First Six Months

Retail and Business Banking reported net income of $58.4 million in the first six-month period of 2012. This was a decrease of $43.5 million, or 43%, when compared to the year-ago period.

Results for the first half of the year were negatively impacted by the Durbin Amendment of the Dodd-Frank Act, which drove a net $21.5 million reduction in debit card income. Service charges on deposit accounts increased $11.3 million or 13% as a direct result of a 12.5% increase in the number of households. Demand deposit balances increased materially when compared to the year-ago period, including a 25% increase in noninterest-bearing demand deposits. Money market deposits were down 8% and core certificate of deposits were down 20% compared to the year-ago period due to a focus on deposit mix and funding margin management. Household growth continued to outperform expectations with marketing expenses marginally down compared to prior year. Finally, average portfolio loan balances were up 7% over the same period prior year, with a 12 basis point increase in the portfolio spread.

The decrease in net income reflected a combination of factors including:

•	$30.1 million, or 6%, decrease in net interest income.

•	$6.5 million, or 11%, increase in the provision for credit losses.

•	$13.8 million, or 7%, decrease in noninterest income.

•	$16.5 million, or 4%, increase in noninterest expense.

The decrease in net interest income from the year-ago period reflected:

•	$8.0 million of lower equity funding related to lower rate environment.

•	21 basis points decrease in deposit spread resulted in a $39.8 million reduction in net interest income.

Partially offset by:

•	$0.8 billion, or 7%, increase in total average loans and leases, with 12 basis point of increased spread providing $17.8 million of increased margin.

The increase in total average loans and leases from the year-ago period reflected:

•	$406.9 million, or 5%, increase in consumer loans driven by $413.4 million or 6% increase in home equity lines.

•	$260.7 million, or 9%, increase in the C&I portfolio.

The decrease in total average deposits from the year-ago period reflected:

•	$1.6 billion, or 20%, decrease in core certificate of deposits, which reflected continued focus on product mix in reducing the overall cost of deposits.

•	$0.6 billion, or 8%, decrease in money market deposits.

Partially offset by:

•	$0.9 billion, or 25%, increase in noninterest-bearing demand deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	$6.5 million, or 11%, increase in provision for credit losses reflected financial difficulties experienced primarily by our residential mortgage and home equity second-lien loan borrowers.

The decrease in noninterest income from the year-ago period reflected:

•	$21.0 million, or 35%, decrease in electronic banking income, the impact of the Durbin Amendment of the Dodd-Frank Act on debit card interchange income.

•	$8.4 million, or 27%, decrease in other income principally the result of executing a lower level of SBA sales.

Partially offset by:

•	$11.1 million, or 13%, increase in deposit service charge income due to strong household and account growth in the checking portfolio.

•	$4.7 million, or 46%, increase in mortgage banking income due to higher loan originations.

The increase in noninterest expense from the year-ago period reflected:

•	$14.3 million, or 10%, increase in personnel costs related to the addition of 41 Giant Eagle In-Stores.

•

$2.2 million, or 1%, increase in other expenses, principally the result of a $28.2 million increase in indirect product expense allocations, partially offset by $24.1 million lower FDIC insurance expense and $2.1 million lower expense for the amortization of intangibles.

Regional and Commercial Banking

Table 39 - Key Performance Indicators for Regional and Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$132,121	$117,467	$14,654	12%
Provision for credit losses	37,609	7,427	30,182	406
Noninterest income	67,357	60,627	6,730	11
Noninterest expense	97,538	92,416	5,122	6
Provision for income taxes	22,516	27,388	(4,872)	(18)

Net income	$41,815	$50,863	$(9,048)	(18)%

Number of employees (full-time equivalent)	686	643	43	7%

Total average assets (in millions)	$10,630	$8,851	$1,779	20
Total average loans/leases (in millions)	9,741	7,947	1,794	23
Total average deposits (in millions)	4,723	3,574	1,149	32
Net interest margin	2.81%	3.00%	(0.19)%	(6)
NCOs	$19,086	$26,089	$(7,003)	(27)
NCOs as a % of average loans and leases	0.39%	0.66%	(0.27)%	(41)
Return on average common equity	9.9	14.9	(5.0)	(34)

2012 First Six Months vs. 2011 First Six Months

Regional and Commercial Banking reported net income of $41.8 million for the first six-month period of 2012. This was a decrease of $9.0 million, or 18%, compared to the year-ago period. The increase in provision expense was impacted by a combination of significant loan growth and reserves allocated to new and specialty lines of business including Healthcare, Energy, Asset-Based Lending and Equipment Finance.

The Optimal Customer Relationship (OCR) initiative, which includes robust customer relationship planning, a referral tracking system, and new customer relationship management system, resulted in a 19% increase in loan originations in the first six-month period of 2012 compared to the year-ago period. The increase in originations during the current period reflected the strategic decision to enter the syndications line of business further enhancing our Large Corporate and Middle Market capabilities, as well as our continued development of our vertical strategies. Additionally, the Commercial Relationship Manager sales teams were focused on the importance of deposit relationships, as well as partnering with Treasury Management to deliver customer-focused liquidity management solutions.

The decrease in net income reflected a combination of factors including:

•	$30.2 million, or 406%, increase in the provision for credit losses, primarily due to loan growth and reserves allocated to new and specialty lines of business.

•	$5.1 million, or 6%, increase in noninterest expense, due to our strategic initiatives investments.

Offset by:

•	$14.7 million, or 12%, increase in net interest income.

•	$6.7 million, or 11%, increase in noninterest income.

The increase in net interest income from the year-ago period reflected:

•

$1.8 billion, or 23%, increase in total average loans and leases which reflected the strategic decision to enter the syndications line of business, as well as the continued development of our vertical strategies.

•	$1.1 billion, or 32%, increase in average total deposits.

Partially offset by:

•	19 basis point decrease in the net interest margin due to changes to funds transfer pricing put in place over the past year.

The increase in total average loans and leases from the year-ago period reflected:

•	$1.0 billion, or 90%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.7 billion, or 64%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications, as well as the purchase of a portfolio of municipal leases in late March 2012.

•

$0.3 billion, or 38%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

Partially offset by:

•	$0.3 billion, or 45%, decline in commercial loans managed by SAD reflecting improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.1 billion, or 32%, increase in average core deposits reflected a $0.7 billion increase in average noninterest-bearing deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle Market accounts, such as Not-For-Profit universities, Healthcare, etc., contributed $0.6 billion of the balance growth, while Large Corporate accounts contributed $0.5 billion.

•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.

•	Best practices from each region were shared and institutionalized.

The increase in the provision for credit losses from the year-ago period reflected:

•

A combination of significant loan growth and reserves allocated to new and specialty lines of business, partially offset by improved credit quality in the portfolio evidenced by a $7.0 million decrease in NCOs.

The increase in noninterest income from the year-ago period reflected:

•

$5.9 million, or 36%, increase in capital markets related income, including a $2.5 million, or 32%, increase in sales of customer interest rate protection products, a $2.7 million, or 62%, increase in institutional brokerage income driven by stronger underwriting fees and fixed-income commissions compared to the prior year, and a $0.7 million, or 16%, increase in foreign exchange revenue.

•	$2.8 million, or 21%, increase in commitment and other loan fees reflecting the deployment of the syndications line of business.

Partially offset by:

•	$1.0 million decrease in equipment finance fee income primarily reflecting gains on small ticket lease portfolios in 2011.

•	$0.8 million, or 50%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

The increase in noninterest expense from the year-ago period reflected:

•

$7.9 million, or 18%, increase in personnel costs, reflecting a 7% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$2.0 million, or 54%, increase in allocated FDIC insurance premiums.

•	$2.6 million, or 26%, increase in marketing and business development expense.

Partially offset by:

•	$2.3 million, or 17%, decrease in allocated overhead expense.

•	$3.5 million, or 54%, decrease in legal, outside appraisal, and consulting expense.

•	$0.8 million, or 57%, decrease in operating lease expense as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

Automobile Finance and Commercial Real Estate

Table 40 - Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$177,192	$177,130	$62	—%
Provision (reduction in allowance) for credit losses	(47,082)	(10,071)	37,011	(368)
Noninterest income	45,018	29,525	15,493	52
Noninterest expense	77,365	85,304	(7,939)	(9)
Provision for income taxes	67,174	45,997	21,177	46

Net income	$124,753	$85,425	$39,328	46%

Number of employees (full-time equivalent)	271	282	(11)	(4)%

Total average assets (in millions)	$12,482	$13,156	$(674)	(5)
Total average loans/leases (in millions)	11,680	13,177	(1,497)	(11)
Total average deposits (in millions)	834	774	60	8
Net interest margin	2.82%	2.66%	0.16%	6
NCOs	$52,637	$102,160	$(49,523)	(48)
NCOs as a % of average loans and leases	0.90%	1.55%	(0.65)%	(42)
Return on average common equity	40.6	24.4	17.2	70

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2012 First Six Months vs. 2011 First Six Months

AFCRE reported net income of $124.8 million in the first six-month period of 2012. This was an increase of $39.3 million when compared to the year-ago period.

Results for the current year continued to be positively impacted by lower provision for credit losses resulting from reductions in required reserve levels, as the underlying credit quality of the loan portfolios improved and stabilized. Also contributing to the increase in net income was the $1.3 billion auto loan securitization completed in March 2012 that resulted in a $23.0 million gain. The net interest margin continues to improve, reflecting adherence to our risk-based pricing disciplines. Overall, loan balances have declined compared to a year ago as a result of auto loan securitization activities, as well as the continued planned reduction of our CRE portfolio. Indirect auto loan production levels remain strong with originations through the first six months of 2012 totaling a record $2.1 billion, up from $1.8 billion in the year ago period.

The increase in net income primarily reflected a combination of factors including:

•	$37.0 million, or 368%, decline in the provision for credit losses.

•	$15.5 million, or 52%, increase in noninterest income.

•	$7.9 million, or 9%, decrease in noninterest expense.

Net interest income was relatively flat from the year-ago period and reflected:

•

16 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals, as well as new business originated.

Offset by:

•

$1.1 billion, or 18%, decrease in the average consumer automobile portfolio. This decrease resulted from the $1.0 billion auto loan securitization completed in the 2011 third quarter, as well as the $1.3 billion auto loan securitization completed in the 2012 first quarter.

•

$0.4 billion, or 6%, decrease in our average commercial portfolio. This decrease primarily reflected a $0.6 billion decrease in CRE loans offset, in part, by a $0.2 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$60.0 million, or 8%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects, as well as new commercial automobile dealer relationships.

The reduction in provision for credit losses from the year-ago period reflected:

•

$45.8 million, or 48%, decrease in commercial NCOs. Expressed as a percentage of related average balances, commercial NCO’s decreased to 1.43% in the first six-month period of 2012 from 2.62% in the year-ago period.

•

$3.4 million, or 48%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.15% in the first six-month period of 2012 compared to 0.24% in the year-ago period. These relatively lower charge-off levels reflect our consistent focus on high credit quality of originations combined with a continued strong resale market for used vehicles.

•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $211 million at June 30, 2012, down 28% compared to June 30, 2011.

The increase in noninterest income from the year-ago period reflected:

•	The $23.0 million gain on the securitization and sale of $1.3 billion of indirect auto loans during the 2012 first quarter.

Partially offset by:

•	$9.5 million, or 59%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$7.2 million, or 59%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

•	$2.4 million decrease in legal and other outside service expense resulting from a decrease in collection related activities, as well as increased cost deferrals associated with origination activities.

•	$1.9 million, or 13%, decrease in personnel costs, which primarily related to higher origination related cost deferrals resulting from increased loan origination activities.

Partially offset by:

•	$3.9 million increase in allocated costs, primarily FDIC insurance.

Wealth Advisors, Government Finance, and Home Lending

Table 41 - Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$95,215	$96,233	$(1,018)	(1)%
Provision for credit losses	15,513	29,468	(13,955)	(47)
Noninterest income	168,231	132,878	35,353	27
Noninterest expense	184,939	172,745	12,194	7
Provision for income taxes	22,048	9,414	12,634	134

Net income	$40,946	$17,484	$23,462	134%

Number of employees (full-time equivalent)	2,031	2,042	(11)	(1)%

Total average assets (in millions)	$7,547	$6,535	$1,012	15
Total average loans/leases (in millions)	5,965	5,244	721	14
Total average deposits (in millions)	9,619	7,430	2,189	29
Net interest margin	1.88%	2.24%	(0.36)%	(16)
NCOs	$23,335	$35,440	$(12,105)	(34)
NCOs as a % of average loans and leases	0.78%	1.35%	(0.57)%	(42)
Return on average common equity	11.0	5.2	5.8	112
Mortgage banking origination volume (in millions)	$2,448	$929	$1,519	164
Noninterest income shared with other business segments(1)	24,400	20,233	4,167	21
Total assets under management (in billions)—eop	14.9	15.0	(0.1)	(1)
Total trust assets (in billions)—eop	63.5	61.6	1.9	3

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2012 First Six Months vs. 2011 First Six Months

WGH reported net income of $40.9 million in the first six-month period of 2012. This was an increase of $23.5 million, or 134%, when compared to the year-ago period.

The improved results for 2012 were largely driven by an increase in mortgage banking revenue attributable to increased mortgage loan originations and the positive impact of net MSR hedge activity. Growth in loan and deposit balances was also very strong, as average loan balances increased 14% and average deposit balances increased 29%, with core deposits increasing by 44%. In the wealth management group, brokerage income declined $3.3 million, or 13%, from the prior quarter as a result of a reduction in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit. Trust and asset management income was down slightly from the first six months of 2011, although total trust assets increased to $63.5 billion. Much of the trust asset growth was in corporate trust, where revenues are tied closely to trust asset values.

The increase in net income reflected a combination of factors including:

•	$35.4 million, or 27%, increase in noninterest income.

•	$14.0 million, or 47%, decrease in the provision for credit losses.

Partially offset by:

•	$12.2 million, or 7%, increase in noninterest expense.

•	$1.0 million, or 1%, decrease in net interest income.

The decrease in net interest income from the year-ago period reflected:

•

36 basis point decrease in the net interest margin mainly due to compressed deposit margins resulting from declining rates and reduced funds transfer pricing rates on collateralized and shorter-term deposits.

Partially offset by:

•	$0.7 billion, or 14%, increase in average total loans and leases.

•	$2.2 billion, or 29%, increase in average total deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.7 billion, or 20%, increase in the residential mortgage portfolio driven by historically low interest rates.

The increase in average total deposits from the year-ago period reflected:

•	$1.7 billion increase in short-term commercial deposits.

•	$0.3 billion increase in deposits generated through the wealth management group.

The increase in noninterest income from the year-ago period reflected:

•	$33.4 million, or 97%, increase in mortgage banking income due to an increase in mortgage loan originations and the positive impact of net MSR hedge activity.

•	$3.7 million, or 131%, increase in other noninterest income due primarily to a gain on sale of certain Low Income Housing Tax Credit investments.

Partially offset by:

•	$3.3 million, or 13%, decrease in brokerage income due to a decrease in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit.

The increase in noninterest expense from the year-ago period reflected:

•	$7.0 million, or 7%, increase in personnel costs, which reflected higher sales commissions and loan origination costs primarily related to the increased mortgage origination volume.

•	$5.2 million, or 7%, increase in other expenses, primarily due to loan system conversion costs, increased mortgage volume, and increase in allocated costs.

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

Non-Regulatory Capital Ratios

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,

•	Tier 1 common equity to risk-weighted assets using Basel I and Basel III definitions, and

•	Tangible common equity to risk-weighted assets using Basel I definition.

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

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) issued three Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The proposed NPRs are in a comment period through September 7, 2012, and subject to further modification by the Agencies. See the Capital section within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements updates the status of litigation concerning Cyberco Holdings, Inc. Although the bank maintains litigation reserves related to this case, the ultimate resolution of the matter, if unfavorable, may be material to our results of operations for a particular reporting period. (For further discussion, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2012	2011
(dollar amounts in thousands, except number of shares)	June 30,	December 31,
Assets
Cash and due from banks	$1,218,588	$1,115,968
Interest-bearing deposits in banks	88,825	90,943
Trading account securities	53,837	45,899
Loans held for sale (includes $570,189 and $343,588 respectively, measured at fair value) (1)	2,123,371	1,618,391
Available-for-sale and other securities	8,666,778	8,078,014
Held-to-maturity securities	598,385	640,551
Loans and leases (includes $210,031 and $296,250 respectively, measured at fair value) (2)	39,959,180	38,923,783
Allowance for loan and lease losses	(859,646)	(964,828)

Net loans and leases	39,099,534	37,958,955

Bank owned life insurance	1,573,891	1,549,783
Premises and equipment	583,057	564,429
Goodwill	444,268	444,268
Other intangible assets	159,195	175,302
Accrued income and other assets	2,013,230	2,168,149

Total assets	$56,622,959	$54,450,652

Liabilities and shareholders’ equity
Liabilities
Deposits	$46,076,075	$43,279,625
Short-term borrowings	1,205,995	1,441,092
Federal Home Loan Bank advances	835,653	362,972
Other long-term debt (includes $32,794 and $123,039 respectively, measured at fair value) (2)	310,043	1,231,517
Subordinated notes	1,418,216	1,503,368
Accrued expenses and other liabilities	1,127,746	1,213,978

Total liabilities	50,973,728	49,032,552

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,596	8,656
Capital surplus	7,569,481	7,596,809
Less treasury shares, at cost	(10,393)	(10,255)
Accumulated other comprehensive loss	(135,977)	(173,763)
Retained (deficit) earnings	(2,168,768)	(2,389,639)

Total shareholders’ equity	5,649,231	5,418,100

Total liabilities and shareholders’ equity	$56,622,959	$54,450,652

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	859,597,015	865,584,517
Common shares outstanding	858,401,176	864,406,152
Treasury shares outstanding	1,195,839	1,178,365
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2012	2011	2012	2011
Interest and fee income:
Loans and leases	$428,859	$431,294	$840,907	$867,958
Available-for-sale and other securities
Taxable	48,244	54,603	97,068	112,254
Tax-exempt	2,124	2,320	4,323	5,196
Held-to-maturity securities—taxable	4,538	1,287	9,252	1,287
Other	3,779	2,633	15,931	7,319

Total interest income	487,544	492,137	967,481	994,014

Interest expense
Deposits	41,790	68,304	85,570	144,100
Short-term borrowings	558	856	1,141	1,805
Federal Home Loan Bank advances	333	215	555	435
Subordinated notes and other long-term debt	15,901	19,425	34,044	40,007

Total interest expense	58,582	88,800	121,310	186,347

Net interest income	428,962	403,337	846,171	807,667
Provision for credit losses	36,520	35,797	70,926	85,182

Net interest income after provision for credit losses	392,442	367,540	775,245	722,485

Service charges on deposit accounts	65,998	60,675	126,290	114,999
Trust services	29,914	30,392	60,820	61,134
Electronic banking	20,514	31,728	39,144	60,514
Mortgage banking	38,349	23,835	84,767	46,519
Brokerage	19,025	20,819	38,285	41,330
Insurance	17,384	16,399	36,259	34,344
Bank owned life insurance	13,967	17,602	27,904	32,421
Capital markets fees	13,455	8,537	23,437	15,473
Gain on sale of loans	4,131	2,756	30,901	9,963
Automobile operating lease income	2,877	7,307	6,652	16,154
Securities gains/(losses)	603	1,689	1,227	5,894
Impairment losses recognized in earnings on available-for-sale securities	(253)	(182)	(1,490)	(4,347)
Other income	27,855	34,210	64,943	58,314

Total noninterest income	253,819	255,767	539,139	492,712

Personnel costs	243,034	218,570	486,532	437,598
Outside data processing and other services	48,149	43,889	90,207	84,171
Net occupancy	25,474	26,885	54,553	55,321
Equipment	24,872	21,921	50,417	44,398
Deposit and other insurance expense	15,731	23,823	36,469	41,719
Marketing	21,365	20,102	38,141	36,997
Professional services	15,458	20,080	26,688	33,545
Amortization of intangibles	11,940	13,386	23,471	26,756
Automobile operating lease expense	2,183	5,434	5,037	12,270
OREO and foreclosure expense	4,106	4,398	9,056	8,329
Gain on extinguishment of debt	(2,580)	—	(2,580)	—
Other expense	34,537	29,921	88,954	78,004

Total noninterest expense	444,269	428,409	906,945	859,108

Income before income taxes	201,992	194,898	407,439	356,089
Provision for income taxes	49,286	48,980	101,463	83,725

Net income	152,706	145,918	305,976	272,364
Dividends on preferred shares	7,984	7,704	16,033	15,407

Net income applicable to common shares	$144,722	$138,214	$289,943	$256,957

Average common shares—basic	862,261	863,358	863,380	863,358
Average common shares—diluted	867,551	867,469	868,357	867,353
Per common share:
Net income—basic	$0.17	$0.16	$0.34	$0.30
Net income—diluted	0.17	0.16	0.33	0.30
Cash dividends declared	0.04	0.01	0.08	0.02
OTTI losses for the periods presented:
Total OTTI losses	$(2,245)	$(1,812)	$(1,721)	$(4,347)
Noncredit-related portion of loss recognized in OCI	1,992	1,630	231	—

Impairment losses recognized in earnings on available-for-sale securities	$(253)	$(182)	$(1,490)	$(4,347)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Net income	$152,706	$145,918	$305,976	$272,364

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	(463)	910	4,064	10,037
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	2,716	61,234	20,562	57,504

Total unrealized gains on available-for-sale and other securities	2,253	62,144	24,626	67,541
Unrealized gains (losses) on cash flow hedging derivatives	16,343	16,634	6,674	2,212
Change in accumulated unrealized losses for pension and other post-retirement obligations	3,243	2,600	6,486	5,200

Other comprehensive income (loss)	21,839	81,378	37,786	74,953

Comprehensive income	$174,545	$227,296	$343,762	$347,317

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2011
Balance, beginning of period	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Net income											272,364	272,364
Other comprehensive income (loss)										74,953		74,953
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.02 per share)											(17,269)	(17,269)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Recognition of the fair value of share-based compensation							7,523					7,523
Other share-based compensation activity					115	1	56				(40)	17
Other							(324)	(111)	(586)		(70)	(980)

Balance, end of period	363	$362,507	—	$—	864,310	$8,643	$7,588,248	(987)	$(9,357)	$(122,543)	$(2,574,855)	$5,252,643

Six Months Ended June 30, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											305,976	305,976
Other comprehensive income (loss)										37,786		37,786
Repurchases of common stock					(6,426)	(64)	(40,166)					(40,230)
Cash dividends declared:
Common ($0.08 per share)											(68,923)	(68,923)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Preferred Series B ($17.64 per share)											(626)	(626)
Recognition of the fair value ofshare-based compensation							12,820					12,820
Other share-based compensation activity					438	4	13				(41)	(24)
Other							5	(18)	(138)		(108)	(241)

Balance, end of period	363	$362,507	35	$23,785	859,597	$8,596	$7,569,481	(1,196)	$(10,393)	$(135,977)	$(2,168,768)	$5,649,231

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$305,976	$272,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	70,926	85,182
Depreciation and amortization	138,876	142,800
Change in current and deferred income taxes	96,760	40,889
Net sales (purchases) of trading account securities	(7,938)	86,633
Originations of loans held for sale	(1,915,289)	(1,093,814)
Principal payments on and proceeds from loans held for sale	1,836,963	1,612,097
Gain on early extinguishment of debt	(2,580)	—
Bargain purchase gain	(11,409)	—
Securities (gains) losses	(1,227)	(5,894)
Impairment losses recognized in earnings on available-for-sale securities	1,490	4,347
Other, net	48,227	45,751

Net cash provided by (used for) operating activities	560,775	1,190,355

Investing activities
Increase (decrease) in interest bearing deposits in banks	67,714	9,471
Net cash received from acquisition	40,310	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	949,026	1,054,306
Maturities of held-to-maturity securities	40,852	2,738
Sales of available-for-sale and other securities	307,160	2,697,629
Purchases of available-for-sale and other securities	(1,779,203)	(2,342,790)
Purchases of held-to-maturity securities	—	(204,040)
Net proceeds from sales of loans	1,527,739	305,950
Net loan and lease activity, excluding sales	(2,248,763)	(1,602,756)
Proceeds from sale of operating lease assets	16,784	36,184
Purchases of premises and equipment	(55,477)	(71,827)
Proceeds from sales of other real estate	20,684	40,060
Purchases of loans and leases	(393,191)	—
Other, net	2,205	122

Net cash provided by (used for) investing activities	(1,504,160)	(74,953)

Financing activities
Increase (decrease) in deposits	2,084,321	(456,356)
Increase (decrease) in short-term borrowings	(331,381)	17,698
Maturity/redemption of subordinated notes	(88,600)	(5,000)
Proceeds from Federal Home Loan Bank advances	815,000	200,000
Maturity/redemption of Federal Home Loan Bank advances	(387,548)	(152,397)
Maturity/redemption of long-term debt	(919,814)	(501,575)
Repurchase of Warrant to the Treasury	—	(49,100)
Dividends paid on preferred stock	(15,752)	(15,407)
Dividends paid on common stock	(69,117)	(17,244)
Repurchase of common stock	(40,230)	—
Other, net	(874)	(27)

Net cash provided by (used for) financing activities	1,046,005	(979,408)

Increase (decrease) in cash and cash equivalents	102,620	135,994
Cash and cash equivalents at beginning of period	1,115,968	847,888

Cash and cash equivalents at end of period	$1,218,588	$983,882

Supplemental disclosures:
Income taxes paid (refunded)	$4,703	$42,817
Interest paid	128,425	221,191
Non-cash activities
Loans transferred to loans held for sale	1,656,486	6,084
Dividends accrued, paid in subsequent quarter	47,859	15,941

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholders’ equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively (See Note 13). The amendments did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

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

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. Management does not believe the amendments will have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are subject to fair value requirements, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At June 30, 2012, and December 31, 2011, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $294.3 million and $122.5 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2012, and December 31, 2011:

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
Loans and leases:
Commercial and industrial	$16,321,850	$14,699,371
Commercial real estate	5,907,709	5,825,709
Automobile	3,807,680	4,457,446
Home equity	8,343,830	8,215,413
Residential mortgage	5,123,027	5,228,276
Other consumer	455,084	497,568

Loans and leases	39,959,180	38,923,783

Allowance for loan and lease losses	(859,646)	(964,828)

Net loans and leases	$39,099,534	$37,958,955

As shown in the table above, the primary loan and lease portfolios are: C&I, CRE, automobile, home equity, residential mortgage, and other consumer. For ACL purposes, these portfolios are further disaggregated into classes. The classes within each portfolio are as follows:

Portfolio	Class
Commercial and industrial	Owner occupied
Purchased impaired
Other commercial and industrial

Commercial real estate	Retail properties
Multi family
Office
Industrial and warehouse
Purchased impaired
Other commercial real estate

Automobile	NA (1)

Home equity	Secured by first-lien
Secured by junior-lien

Residential mortgage	Residential mortgage
Purchased impaired

Other consumer	Other consumer
Purchased impaired

(1)	Not applicable. The automobile loan portfolio is not further segregated into classes.

Fidelity Bank acquisition

(See Note 19 for additional information regarding the Fidelity Bank acquisition).

On March 30, 2012, Huntington acquired the loans of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, approximately $520.6 million of loans were transferred to Huntington. These loans were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3), and reflected an estimate of probable losses and the credit risk associated with the loans.

Loans Acquired With Deteriorated Credit Quality

ASC 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, provides guidance for accounting for acquired loans that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments. Based on the timing of the Fidelity Bank acquisition occurring on the last business day of the 2012 first quarter, the assessment to determine if any of these loans were acquired with deteriorated credit quality in accordance with ASC 310-30 was not completed until the 2012 second quarter.

The excess of cash flows expected at acquisition over the initial investment in the loan is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in an increase to the allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the loans at the acquisition date of March 30, 2012:

(in thousands)
Contractually required payments including interest	$348,547
Less: nonaccretable difference	(119,011)

Cash flows expected to be collected	229,536
Less: accretable yield	(27,586)

Fair value of loans acquired	$201,950

The fair values for loans were estimated using discounted cash flow analyses, including prepayment assumptions and using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans.

The following table presents a rollforward of the accretable yield from the beginning of the period to the end of the period:

	Three Months Ended June 30,	Six Months Ended June 30,
(dollar amounts in thousands)	2012	2012
Balance, beginning of period	$27,586	$—
Impact of acquisition/purchase on March 30, 2012	—	27,586
Accretion	(2,825)	(2,825)

Balance, end of period	$24,761	$24,761

At June 30, 2012, there was no allowance for loan losses recorded on the purchased impaired loan portfolio and no adjustment to either the accretable or nonaccretable yield was required. The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at June 30, 2012:

	June 30, 2012
(in thousands)	Ending Balance	Unpaid Balance
Commercial and industrial	$57,875	$84,966
Commercial real estate	135,638	229,124
Residential mortgage	2,355	4,338
Other consumer	632	1,189

Total	$196,500	$319,617

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month and six-month periods ended June 30, 2012 and 2011:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended June 30, 2012	$—	$—	$—	$—	$—	$—	$—
Six-month period ended June 30, 2012	$477,501	$378,122	$—	$13,025	$62,324	$85	$931,057
Three-month period ended June 30, 2011	$—	$—	$—	$—	$—	$—	$—
Six-month period ended June 30, 2011	—	—	—	—	—	—	—
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2012	$71,718	$26,273	$1,483,748	$—	$179,621	$—	$1,761,360
Six-month period ended June 30, 2012	$125,165	$47,742	$2,783,748	$—	$179,621	—	$3,136,276
Three-month period ended June 30, 2011	$69,483	$8,330	$—	$—	$87,215	$—	$165,028
Six-month period ended June 30, 2011	$155,482	$56,123	$—	$—	$170,757	$—	$382,362

NALs and Past Due Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

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

The following table presents NALs by loan class at June 30, 2012, and December 31, 2011:

	2012	2011
(dollar amounts in thousands)	June 30,	December 31,
Commercial and industrial:
Owner occupied	$71,335	$88,415
Purchased impaired	—	—
Other commercial and industrial	62,343	113,431

Total commercial and industrial	$133,678	$201,846

Commercial real estate:
Retail properties	$64,425	$58,415
Multi family	29,883	39,921
Office	22,123	33,202
Industrial and warehouse	17,246	30,119
Purchased impaired	—	—
Other commercial real estate	85,740	68,232

Total commercial real estate	$219,417	$229,889

Automobile	$—	$—

Home equity:
Secured by first-lien	$18,632	$20,012
Secured by junior-lien	27,391	20,675

Total home equity	$46,023	$40,687

Residential mortgage:
Residential mortgage	$75,048	$68,658
Purchased impaired	—	—

Total residential mortgages	$75,048	$68,658

Other consumer
Other consumer	$—	$—
Purchased impaired	—	—

Total other consumer	$—	$—

Total nonaccrual loans (1)	$474,166	$541,080

(1)	All loans acquired as part of the FDIC-assisted Fidelity Bank acquisition accrue interest as performing loans or as purchased impaired loans in accordance with ASC 310-30; therefore, none of the acquired loans were reported as nonaccrual at June 30, 2012

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2012, and December 31, 2011: (1)

	June 30, 2012
	Past Due					Total Loans	90 or more days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,700	$4,124	$47,421	$63,245	$4,123,480	$4,186,725	$1,846
Purchased impaired	2,802	1,541	17,071	21,414	36,461	57,875	17,071
Other commercial and industrial	22,168	3,776	25,873	51,817	12,025,433	12,077,250	341

Total commercial and industrial	$36,670	$9,441	$90,365	$136,476	$16,185,374	$16,321,850	$19,258	(2)
Commercial real estate:
Retail properties	$2,938	$628	$36,797	$40,363	$1,587,004	$1,627,367	$—
Multi family	5,210	3,040	19,893	28,143	944,178	972,321	—
Office	18,163	2,815	19,409	40,387	977,783	1,018,170	—
Industrial and warehouse	3,397	1,126	4,234	8,757	682,813	691,570	—
Purchased impaired	8,807	1,381	38,054	48,242	87,396	135,638	38,125
Other commercial real estate	6,074	19,250	28,279	53,603	1,409,040	1,462,643	—

Total commercial real estate	$44,589	$28,240	$146,666	$219,495	$5,688,214	$5,907,709	$38,125	(2)

Automobile	$29,410	6,355	$3,338	$39,103	$3,768,577	$3,807,680	$3,338

Home equity:
Secured by first-lien	$18,105	$8,720	$30,008	$56,833	$4,093,850	$4,150,683	$11,375
Secured by junior-lien	27,648	13,334	26,630	67,612	4,125,535	4,193,147	6,801

Total home equity	$45,753	$22,054	$56,638	$124,445	$8,219,385	$8,343,830	$18,176

Residential mortgage:
Residential mortgage	$143,368	$48,264	$168,835	$360,467	$4,760,205	$5,120,672	$99,641	(3)
Purchased impaired	220	402	1,494	2,116	239	2,355	1,494

Total residential mortgage	$143,588	$48,666	$170,329	$362,583	$4,760,444	$5,123,027	$101,135

Other consumer:
Other consumer	$6,547	$1,997	$913	$9,457	$444,995	$454,452	$913
Purchased impaired	—	112	288	400	232	632	288

Total other consumer	$6,547	$2,109	$1,201	$9,857	$445,227	$455,084	$1,201

	December 31, 2011
(dollar amounts in thousands)	Past Due				Current	Total Loans and Leases	90 or more days past due and accruing

	30-59 Days	60-89 Days	90 or more days	Total
Commercial and industrial:
Owner occupied	$10,607	$7,433	$58,513	$76,553	$3,936,203	$4,012,756	$—
Other commercial and industrial	32,962	7,579	60,833	101,374	10,585,241	10,686,615	—

Total commercial and industrial	$43,569	$15,012	$119,346	$177,927	$14,521,444	$14,699,371	$—

Commercial real estate:
Retail properties	$3,090	$823	$33,952	$37,865	$1,547,618	$1,585,483	$—
Multi family	5,022	1,768	28,317	35,107	908,438	943,545	—
Office	3,134	792	30,041	33,967	990,897	1,024,864	—
Industrial and warehouse	2,834	115	18,203	21,152	708,390	729,542	—
Other commercial real estate	6,894	3,625	48,739	59,258	1,483,017	1,542,275	—

Total commercial real estate	$20,974	$7,123	$159,252	$187,349	$5,638,360	$5,825,709	$—

Automobile	$42,162	$9,046	$6,265	$57,473	$4,399,973	$4,457,446	$6,265
Home equity:
Secured by first-lien	17,260	8,822	29,259	55,341	3,760,238	3,815,579	9,247
Secured by junior-lien	32,334	18,357	31,626	82,317	4,317,517	4,399,834	10,951
Residential mortgage	134,228	45,774	204,648	384,650	4,843,626	5,228,276	141,901	(4)
Other consumer	7,655	1,502	1,988	11,145	486,423	497,568	1,988

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $85,678 thousand guaranteed by the U.S. government.
(4)	Includes $96,703 thousand guaranteed by the U.S. government.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as Healthcare, Asset Based Lending, and Energy, and the overall condition of the manufacturing industry. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.

The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation under ASC 310-10, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings allocated under ASC 310-40, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the 12-month emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

The general reserve consists of the economic reserve and risk-profile reserve components. The economic reserve component considers the potential impact of changing market and economic conditions on portfolio performance. The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering a historical utilization of unused commitments. The AULC is reflected in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans. Management did not substantially change any material aspect of the overall approach in the determination of either the ALLL or AULC, and there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and AULC.

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2012 and 2011: (1)

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2012: (1)
ALLL balance, beginning of period	$246,026	$339,494	$36,552	$168,898	$89,129	$32,970	$913,069
Loan charge-offs	(23,718)	(35,747)	(4,999)	(23,083)	(11,903)	(8,642)	(108,092)
Recoveries of loans previously charged-off	8,040	6,569	4,550	2,038	1,117	1,533	23,847
Provision for loan and lease losses	50,200	(4,925)	(1,446)	(12,291)	886	4,052	36,476
Allowance for loans sold or transferred to loans held for sale	—	—	(4,440)	—	(1,214)	—	(5,654)

ALLL balance, end of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646

AULC balance, beginning of period	$42,276	$5,780	$—	$2,108	$1	$769	$50,934
Provision for unfunded loan commitments and letters of credit	568	(555)	—	82	3	(54)	44

AULC balance, end of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978

ACL balance, end of period	$323,392	$310,616	$30,217	$137,752	$78,019	$30,628	$910,624

Six-month period ended June 30, 2012: (1)
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(57,224)	(57,149)	(12,609)	(48,348)	(23,648)	(17,074)	(216,052)
Recoveries of loans previously charged-off	13,051	17,465	9,082	3,574	2,292	3,351	48,815
Provision for loan and lease losses	49,354	(43,631)	597	36,463	13,391	12,230	68,404
Allowance for loans sold or transferred to loans held for sale	—	—	(5,135)	—	(1,214)	—	(6,349)

ALLL balance, end of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	3,186	(627)	—	56	3	(96)	2,522

AULC balance, end of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978

ACL balance, end of period	$323,392	$310,616	$30,217	$137,752	$78,019	$30,628	$910,624

(1)	In accordance with ASC 805, no allowance for credit losses was recorded for the loans acquired in the FDIC-assisted Fidelity Bank acquisition.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended June 30, 2011:
ALLL balance, beginning of period	$299,563	$511,068	$50,862	$149,371	$96,741	$25,621	$1,133,226
Loan charge-offs	(28,230)	(40,723)	(6,877)	(27,359)	(17,330)	(8,182)	(128,701)
Recoveries of loans previously charged-off	9,526	13,128	4,622	1,918	875	1,098	31,167
Provision for loan and lease losses	157	(19,599)	6,821	22,514	20,220	6,835	36,948
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(1,514)	—	(1,514)

ALLL balance, end of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126

AULC balance, beginning of period	$30,706	$8,433	$—	$2,241	$1	$830	$42,211
Provision for unfunded loan commitments and letters of credit	635	(1,801)	—	8	—	7	(1,151)

AULC balance, end of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060

ACL balance, end of period	$312,357	$470,506	$55,428	$148,693	$98,993	$26,209	$1,112,186

Six-month period ended June 30, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(81,965)	(117,371)	(16,852)	(55,682)	(40,351)	(15,487)	(327,708)
Recoveries of loans previously charged-off	21,070	22,093	9,885	3,526	4,964	3,553	65,091
Provision for loan and lease losses	1,297	(29,099)	12,907	47,970	42,604	10,570	86,249
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(1,514)	—	(1,514)

ALLL balance, end of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(1,385)	474	—	(99)	—	(57)	(1,067)

AULC balance, end of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060

ACL balance, end of period	$312,357	$470,506	$55,428	$148,693	$98,993	$26,209	$1,112,186

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

C&I and CRE loans are either charged-off or written down to net realizable value at 90-days past due. Automobile loans and other consumer loans are charged-off at 120-days past due. First-lien and junior-lien home equity loans are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively. Residential mortgages are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due.

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

The following table presents each loan and lease class by credit quality indicator at June 30, 2012, and December 31, 2011:

	June 30, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,822,996	$102,504	$260,205	$1,020	$4,186,725
Purchased impaired	1,051	15,967	40,830	27	57,875
Other commercial and industrial	11,475,884	166,148	432,578	2,640	12,077,250

Total commercial and industrial	$15,299,931	$284,619	$733,613	$3,687	$16,321,850

Commercial real estate:
Retail properties	$1,300,320	$54,694	$272,353	$—	$1,627,367
Multi family	869,938	34,528	67,693	162	972,321
Office	888,164	35,844	94,158	4	1,018,170
Industrial and warehouse	622,314	7,486	61,770	—	691,570
Purchased impaired	5,507	45,926	84,076	129	135,638
Other commercial real estate	1,188,881	64,241	209,405	116	1,462,643

Total commercial real estate	$4,875,124	$242,719	$789,455	$411	$5,907,709

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,487,741	$2,084,794	$634,529	$84,365	$5,291,429	(3)

Home equity:
Secured by first-lien	$2,427,346	$1,387,435	$317,207	$18,695	$4,150,683
Secured by junior-lien	2,034,628	1,580,078	575,773	2,668	4,193,147

Total home equity	$4,461,974	$2,967,513	$892,980	$21,363	$8,343,830

Residential mortgage:
Residential mortgage	$2,641,238	$1,805,850	$708,150	$110,001	$5,265,239
Purchased impaired	357	1,357	475	166	2,355

Total residential mortgage	$2,641,595	$1,807,207	$708,625	$110,167	$5,267,594	(4)

Other consumer:
Other consumer	$174,380	$185,857	$70,368	$23,847	$454,452
Purchased impaired	—	232	300	100	632

Total other consumer	$174,380	$186,089	$70,668	$23,947	$455,084

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,624,103	$101,897	$285,561	$1,195	$4,012,756
Other commercial and industrial	10,108,946	145,963	425,882	5,824	10,686,615

Total commercial and industrial	$13,733,049	$247,860	$711,443	$7,019	$14,699,371

Commercial real estate:
Retail properties	$1,191,471	$122,337	$271,675	$—	$1,585,483
Multi family	801,717	48,094	93,449	285	943,545
Office	896,230	67,050	61,476	108	1,024,864
Industrial and warehouse	649,165	9,688	70,621	68	729,542
Other commercial real estate	1,112,751	110,276	318,479	769	1,542,275

Total commercial real estate	$4,651,334	$357,445	$815,700	$1,230	$5,825,709

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,635,082	$2,276,990	$707,141	$88,233	$5,707,446	(5)
Home equity:
Secured by first-lien	2,196,566	1,287,444	329,670	1,899	3,815,579
Secured by junior-lien	2,119,292	1,646,117	625,298	9,127	4,399,834
Residential mortgage	2,454,401	1,752,409	723,377	298,089	5,228,276
Other consumer	185,333	206,749	83,431	22,055	497,568

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Includes $1,483,749 thousand of loans reflected as loans held for sale.
(4)	Includes $144,567 thousand of loans reflected as loans held for sale.
(5)	Includes $1,250,000 thousand of loans reflected as loans held for sale.

Impaired Loans

For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Also, loans acquired with evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that all contractually required payments will not be collected are also considered to be impaired.

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

92

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2012, and December 31, 2011:

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at June 30, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans purchased with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	17,797	49,200	937	1,239	12,347	341	81,861
Attributable to loans collectively evaluated for impairment	262,751	256,191	29,280	134,323	65,668	29,572	777,785

Total ALLL balance	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646

Loans and Leases at June 30, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans purchased with deteriorated credit quality	$57,875	$135,638	$—	$—	$2,355	$632	$196,500
Attributable to loans individually evaluated for impairment	119,650	355,920	34,460	67,371	327,300	3,151	907,852
Attributable to loans collectively evaluated for impairment	16,144,325	5,416,151	3,773,220	8,276,459	4,793,372	451,301	38,854,828

Total loans evaluated for impairment (1)	$16,321,850	$5,907,709	$3,807,680	$8,343,830	$5,123,027	$455,084	$39,959,180

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2011
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$30,613	$55,306	$1,393	$1,619	$16,091	$530	$105,552
Attributable to loans collectively evaluated for impairment	244,754	333,400	36,889	142,254	71,103	30,876	859,276

Total ALLL balance:	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

Loans and Leases at December 31, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$153,724	$387,402	$36,574	$52,593	$335,768	$6,220	$972,281
Attributable to loans collectively evaluated for impairment	14,545,647	5,438,307	4,420,872	8,162,820	4,892,508	491,348	37,951,502

Total loans evaluated for impairment	$14,699,371	$5,825,709	$4,457,446	$8,215,413	$5,228,276	$497,568	$38,923,783

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment: (1), (2)

	June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Ending	Unpaid Principal	Related	Average	Interest Income	Average	Interest Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,240	$16,451	$—	$8,038	$36	$5,614	$60
Purchased impaired	57,875	82,114	—	70,641	832	70,641	832
Other commercial and industrial	4,981	4,983	—	11,114	162	8,196	255

Total commercial and industrial	$68,096	$103,548	$—	$89,793	$1,030	$84,451	$1,147
Commercial real estate:
Retail properties	$51,090	$54,559	$—	$54,861	$722	$51,532	$1,476
Multi family	5,946	6,089	—	6,033	96	6,112	193
Office	9,670	14,943	—	4,010	27	2,598	52
Industrial and warehouse	6,395	7,495	—	6,799	100	7,178	206
Purchased impaired	135,638	211,667	—	174,299	1,950	174,299	1,950
Other commercial real estate	18,628	38,015	—	16,113	125	18,067	273

Total commercial real estate	$227,367	$332,768	$—	$262,115	$3,020	$259,786	$4,150

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased impaired	2,355	4,338	—	4,805	34	4,805	34

Total residential mortgage	$2,355	$4,338	$—	$4,805	$34	$4,805	$34

Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased impaired	632	935	—	864	9	864	9

Total other consumer	$632	$935	$—	$864	$9	$864	$9

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$35,386	$45,480	$5,504	$33,400	$293	$38,411	$695
Purchased impaired	—	—	—	—	—	—	—
Other commercial and industrial	74,043	98,632	12,293	86,688	627	87,909	1,482

Total commercial and industrial	$109,429	$144,112	$17,797	$120,088	$920	$126,320	$2,177

Commercial real estate: (4)
Retail properties	$127,718	$157,655	$28,871	$118,628	$906	$121,163	$3,185
Multi family	28,160	33,756	4,681	25,288	206	31,312	828
Office	7,840	8,734	1,683	17,218	51	20,167	158
Industrial and warehouse	23,013	31,289	2,282	22,596	74	24,547	353
Purchased impaired	—	—	—	—	—	—	—
Other commercial real estate	77,460	91,743	11,683	75,986	456	77,907	1,618

Total commercial real estate	$264,191	$323,177	$49,200	$259,716	$1,693	$275,096	$6,142

Automobile	$34,460	$34,460	$937	$34,991	$794	$35,518	$1,616
Home equity:
Secured by first-lien	$51,238	$51,238	$527	$47,568	$561	$43,659	$1,040
Secured by junior-lien	16,133	16,133	712	15,919	222	16,196	437

Total home equity	$67,371	$67,371	$1,239	$63,487	$783	$59,855	$1,477

Residential mortgage (6):
Residential mortgage	$327,300	$355,214	$12,347	$325,842	$2,866	$329,151	$5,803
Purchased impaired	—	—	—	—	—	—	—

Total residential mortgage	$327,300	$355,214	$12,347	$325,842	$2,866	$329,151	$5,803

Other consumer:
Other consumer	$3,151	$3,151	$341	$3,748	$26	$4,572	$59
Purchased impaired	—	—	—	—	—	—	—

Total other consumer	$3,151	$3,151	$341	$3,748	$26	$4,572	$59

	December 31, 2011
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$—	$—	$—
Other commercial and industrial	—	—	—

Total commercial and industrial	$—	$—	$—

Commercial real estate:
Retail properties	$43,970	$45,192	$—
Multi family	6,292	6,435	—
Office	1,191	1,261	—
Industrial and warehouse	8,163	9,945	—
Other commercial real estate	22,396	38,401	—

Total commercial real estate	$82,012	$101,234	$—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$53,613	$77,205	$7,377
Other commercial and industrial	100,111	117,469	23,236

Total commercial and industrial	$153,724	$194,674	$30,613

Commercial real estate:
Retail properties	$129,396	$161,596	$30,363
Multi family	38,154	45,138	4,753
Office	23,568	42,287	2,832
Industrial and warehouse	29,435	47,373	3,136
Other commercial real estate	84,837	119,212	14,222

Total commercial real estate	$305,390	$415,606	$55,306

Automobile	$36,574	$36,574	$1,393
Home equity:
Secured by first-lien	35,842	35,842	626
Secured by junior-lien	16,751	16,751	993
Residential mortgage	335,768	361,161	16,091
Other consumer	6,220	6,220	530

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At June 30, 2012, $40,280 thousand of the $109,429 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At June 30, 2012, $33,105 thousand of the $264,191 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At June 30, 2012, $16,946 thousand of the $327,300 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government.

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

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month ended June 30, 2012, was not significant.

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

Our strategy involving TDR borrowers includes working with these borrowers to allow them to refinance elsewhere, as well as allow them time to improve their financial position and remain our customer through refinancing their notes according to market terms and conditions in the future. A refinancing or modification of a loan occurs when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if it is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing.

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

Automobile, Home Equity, and Other Consumer loan TDRs – The Company may make similar interest rate, term, and principal concessions as with residential mortgage loan TDRs.

TDR Impact on Credit Quality

Huntington’s ALLL is largely driven by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. These updated risk ratings and credit scores consider the default history of the borrower, including payment redefaults. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

TDR concessions and classification may reduce the ALLL within certain classes, specifically the C&I and CRE portfolios. The reduction is derived from the type of concessions given to the borrowers and the resulting application of the transaction reserve calculation within the ALLL. Our TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower. The majority of our concessions for C&I and CRE loans during the period are situations in which we extended the maturity date which is normally coupled with an increase in the interest rate (in these cases, the primary concession is the maturity date extension).

The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above. Upon the occurrence of a TDR in our C&I and CRE portfolios, the transaction reserve is measured based on the estimation of the probable discounted future cash flows expected to be collected on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a minimal or zero ALLL amount because (1) it is probable all cash flows will be collected and, (2) due to the rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan.

However, TDR concessions and classification may increase the ALLL to certain loans, such as consumer loans. The concessions made to these loans often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the probable discounted cash flows expected to be collected on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) it may not be probable all cash flows will be collected and, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates it is not probable that all cash flows will be collected.

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

Residential Mortgage, Automobile, Home Equity, and Other Consumer loan TDRs – Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.

Residential mortgage loans not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loans, are reported as accrual or nonaccrual based upon delinquency status. Nonaccrual TDRs are those that are greater than 150-days contractually past due. Loans guaranteed by U.S. government organizations continue to accrue interest upon delinquency.

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the net change in ALLL resulting from the modification for the three-month and six-month periods ending June 30, 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended June 30, 2012 (1), (2)
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Net change in ALLL resulting from modification
C&I—Owner occupied:

Interest rate reduction	4	$1,187	$(1)
Amortization or maturity date change	30	8,312	861
Other	4	1,260	(114)

Total C&I—Owner occupied	38	$10,759	$746

C&I—Other commercial and industrial:

Interest rate reduction	11	$3,750	$247
Amortization or maturity date change	43	19,554	822
Other	3	1,500	176

Total C&I—Other commercial and industrial	57	$24,804	$1,245

CRE—Retail properties:

Interest rate reduction	4	$3,232	$1,243
Amortization or maturity date change	5	1,292	109
Other	—	—	—

Total CRE—Retail properties	9	$4,524	$1,352

CRE—Multi family:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	3	196	20
Other	2	5,586	517

Total CRE—Multi family	5	$5,782	$537

CRE—Office:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	2	1,576	584
Other	—	—	—

Total CRE—Office	2	$1,576	$584

CRE—Industrial and warehouse:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	3	1,335	(171)
Other	—	—	—

Total CRE—Industrial and Warehouse	3	$1,335	$(171)

CRE—Other commercial real estate:

Interest rate reduction	7	$2,037	$300
Amortization or maturity date change	14	5,877	427
Other	—	—	—

Total CRE—Other commercial real estate	21	$7,914	$727

Automobile:

Interest rate reduction	8	$91	$2
Amortization or maturity date change	428	2,904	(18)
Other	—	—	—

Total Automobile	436	$2,995	$(16)

Residential mortgage:

Interest rate reduction	3	$6,133	$(49)
Amortization or maturity date change	143	19,039	688
Other	—	—	—

Total Residential mortgage	146	$25,172	$639

First-lien home equity:

Interest rate reduction	63	$7,389	$1,182
Amortization or maturity date change	11	1,263	(1)
Other	—	—	—

Total First-lien home equity	74	$8,652	$1,181

Junior-lien home equity:

Interest rate reduction	15	$544	$85
Amortization or maturity date change	5	264	(1)
Other	—	—	—

Total Junior-lien home equity	20	$808	$84

Other consumer:

Interest rate reduction	1	$44	$4
Amortization or maturity date change	6	268	26
Other	—	—	—

Total Other consumer	7	$312	$30

	New Troubled Debt Restructurings During The Six-Month Period Ended June 30, 2012 (1), (2)
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Net change in ALLL resulting from modification
C&I—Owner occupied:

Interest rate reduction	14	$4,968	$(962)
Amortization or maturity date change	47	11,034	769
Other	8	2,771	116

Total C&I—Owner occupied	69	$18,773	$(77)

C&I—Other commercial and industrial:

Interest rate reduction	17	$5,066	$293
Amortization or maturity date change	71	24,010	814
Other	18	31,002	(2,690)

Total C&I—Other commercial and industrial	106	$60,078	$(1,583)

CRE—Retail properties:

Interest rate reduction	8	$6,027	$1,241
Amortization or maturity date change	10	3,050	91
Other	—	—	—

Total CRE—Retail properties	18	$9,077	$1,332

CRE—Multi family:

Interest rate reduction	2	$334	$(5)
Amortization or maturity date change	13	1,697	(54)
Other	6	7,617	393

Total CRE—Multi family	21	$9,648	$334

CRE—Office:

Interest rate reduction	3	$2,116	$363
Amortization or maturity date change	2	1,576	584
Other	3	306	—

Total CRE—Office	8	$3,998	$947

CRE—Industrial and warehouse:

Interest rate reduction	1	$3,000	$4
Amortization or maturity date change	6	2,772	(107)
Other	—	—	—

Total CRE—Industrial and Warehouse	7	$5,772	$(103)

CRE—Other commercial real estate:

Interest rate reduction	7	$2,037	$300
Amortization or maturity date change	28	52,553	1,827
Other	2	9,435	(1,601)

Total CRE—Other commercial real estate	37	$64,025	$526

Automobile:

Interest rate reduction	21	$220	$4
Amortization or maturity date change	900	6,280	(43)
Other	—	—	—

Total Automobile	921	$6,500	$(39)

Residential mortgage:

Interest rate reduction	4	$6,166	$(49)
Amortization or maturity date change	205	26,092	934
Other	—	—	—

Total Residential mortgage	209	$32,258	$885

First-lien home equity:

Interest rate reduction	130	$15,003	$2,480
Amortization or maturity date change	26	2,897	(5)
Other	—	—	—

Total First-lien home equity	156	$17,900	$2,475

Junior-lien home equity:

Interest rate reduction	37	$1,476	$217
Amortization or maturity date change	19	872	(17)
Other	—	—	—

Total Junior-lien home equity	56	$2,348	$200

Other consumer:

Interest rate reduction	5	$163	$13
Amortization or maturity date change	11	328	29
Other	—	—	—

Total Other consumer	16	$491	$42

(1)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(2)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

All classes within the C&I and CRE portfolios are considered as redefaulted at 90-days past due. Automobile loans and other consumer loans are considered as redefaulted at 120-days past due. Residential mortgage loans are considered as redefaulted at 150-days past due. The first-lien and junior-lien home equity portfolios are considered as redefaulted at 150-days past due and 120-days past due, respectively.

The following tables present TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and six-month periods ended June 30, 2012:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year Of Modification During The
	Three-Month Period Ended June 30, 2012(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	—	$—
Amortization or maturity date change	5	472
Other	—	—

Total C&I—Owner occupied	5	$472

C&I—Other commercial and industrial:

Interest rate reduction	3	$529
Amortization or maturity date change	7	494
Other	1	97

Total C&I—Other commercial and industrial	11	$1,120

CRE—Retail Properties:

Interest rate reduction	—	$—
Amortization or maturity date change	1	151
Other	—	—

Total CRE—Retail properties	1	$151

CRE—Multi family:

Interest rate reduction	—	$—
Amortization or maturity date change	1	119
Other	—	—

Total CRE—Multi family	1	$119

CRE—Office:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Office	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Industrial and Warehouse	—	$—

CRE—Other commercial real estate:

Interest rate reduction	1	$917
Amortization or maturity date change	1	118

Other	—	—

Total CRE—Other commercial real estate	2	$1,035

Automobile:

Interest rate reduction	1	$—
Amortization or maturity date change	43	—
Other	—	—

Total Automobile	44	$—	(2)

Residential mortgage:

Interest rate reduction	1	$29
Amortization or maturity date change	38	5,742
Other	4	417

Total Residential mortgage	43	$6,188

First-lien home equity:

Interest rate reduction	1	$54
Amortization or maturity date change	—	—
Other	—	—

Total First-lien home equity	1	$54

Junior-lien home equity:

Interest rate reduction	1	$98
Amortization or maturity date change	1	65
Other	—	—

Total Junior-lien home equity	2	$163

Other consumer:

Interest rate reduction	—	$—
Amortization or maturity date change	3	—
Other	—	—

Total Other consumer	3	$—	(3)

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year Of Modification During The (1)
	Six-Month Period Ended June 30, 2012(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	1	$1,011
Amortization or maturity date change	6	653
Other	—	—

Total C&I—Owner occupied	7	$1,664

C&I—Other commercial and industrial:

Interest rate reduction	3	$529
Amortization or maturity date change	9	638
Other	3	459

Total C&I—Other commercial and industrial	15	$1,626

CRE—Retail Properties:

Interest rate reduction	—	$—
Amortization or maturity date change	2	375
Other	—	—

Total CRE—Retail properties	2	$375

CRE—Multi family:

Interest rate reduction	2	$1,399
Amortization or maturity date change	1	119
Other	—	—

Total CRE—Multi family	3	$1,518

CRE—Office:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Office	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—
Amortization or maturity date change	—	—
Other	—	—

Total CRE—Industrial and Warehouse	—	$—

CRE—Other commercial real estate:
Interest rate reduction	1	$917
Amortization or maturity date change	4	670
Other	—	—

Total CRE—Other commercial real estate	5	$1,587

Automobile:

Interest rate reduction	3	$—
Amortization or maturity date change	103	—
Other	—	—

Total Automobile	106	$—	(4)

Residential mortgage:

Interest rate reduction	1	$29
Amortization or maturity date change	58	8,444
Other	4	417

Total Residential mortgage	63	$8,890

First-lien home equity:

Interest rate reduction	9	$821
Amortization or maturity date change	1	14
Other	—	—

Total First-lien home equity	10	$835

Junior-lien home equity:

Interest rate reduction	2	$112
Amortization or maturity date change	2	80
Other	—	—

Total Junior-lien home equity	4	$192

Other consumer:

Interest rate reduction	1	$—
Amortization or maturity date change	3	—
Other	—	—

Total Other consumer	4	$—	(5)

(1)

Subsequent default is defined as a payment redefault within 12 months of the restructuring date. Payment default is defined as 90-days past due for C&I and CRE loans; 120 days past due for automobile, junior-lien home equity, and other consumer loans; and 150 days past due for residential mortgage and first-lien home equity loans. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

(2)

Automobile loans are charged-off at time of subsequent redefault. During the three-month period ended June 30, 2012, $241 thousand of total automobile loans were charged-off at the time of subsequent redefault.

(3)

Other consumer loans are charged-off at time of subsequent redefault. During the three-month period ended June 30, 2012, $9 thousand of total other consumer loans were charged-off at the time of subsequent redefault.

(4)

Automobile loans are charged-off at time of subsequent redefault. During the six-month period ended June 30, 2012, $646 thousand of total automobile loans were charged-off at the time of subsequent redefault.

(5)

Other consumer loans are charged-off at time of subsequent redefault. During the six-month period ended June 30, 2012, $62 thousand of total other consumer loans were charged-off at the time of subsequent redefault.

Pledged Loans and Leases

At June 30, 2012, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati and the FHLB – Indianapolis. As of June 30, 2012, these borrowings and advances are secured by $18.4 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—
1-5 years	51,446	52,180	51,773	52,672
6-10 years	509	538	509	532
Over 10 years	—	—	—	—

Total U.S. Treasury	51,955	52,718	52,282	53,204

Federal agencies: mortgage-backed securities:
Under 1 year	3	3	—	—
1-5 years	201,011	202,701	218,410	219,055
6-10 years	439,964	451,257	400,105	409,521
Over 10 years	4,467,222	4,540,056	3,760,108	3,836,316

Total Federal agencies: mortgage-backed securities	5,108,200	5,194,017	4,378,623	4,464,892

Other agencies:
Under 1 year	1,247	1,284	101,346	101,656
1-5 years	610,968	624,625	611,047	620,639
6-10 years	53,349	54,836	12,333	13,249
Over 10 years	15,000	15,000	—	—

Total other agencies	680,564	695,745	724,726	735,544

Total U.S. Government backed agencies	5,840,719	5,942,480	5,155,631	5,253,640

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	182,086	186,353	186,250	190,228
6-10 years	114,392	121,314	98,801	104,857
Over 10 years	70,894	71,994	109,811	112,641

Total municipal securities	367,372	379,661	394,862	407,726

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	9,254	9,325	11,740	11,783
Over 10 years	65,246	57,820	72,858	60,581

Total private-label CMO	74,500	67,145	84,598	72,364

Asset-backed securities:
Under 1 year	3,253	3,249	—	—
1-5 years	619,571	625,053	644,080	646,315
6-10 years	250,635	254,465	197,940	199,075
Over 10 years	309,067	177,693	258,270	121,698

Total asset-backed securities (1)	1,182,526	1,060,460	1,100,290	967,088

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	282,814	287,649	510,937	504,045
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	282,814	287,649	510,937	504,045

Corporate debt:
Under 1 year	1,501	1,528	501	518
1-5 years	463,162	464,069	383,909	379,657
6-10 years	97,293	99,095	148,896	148,708
Over 10 years	10,162	9,953	—	—

Total corporate debt	572,118	574,645	533,306	528,883

Other:
Under 1 year	3,150	3,143	1,900	1,900
1-5 years	750	750	2,250	2,234
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	296,034	296,034	286,515	286,515
Marketable equity securities	54,471	54,811	53,665	53,619

Total other	354,405	354,738	344,330	344,268

Total available-for-sale and other securities	$8,674,454	$8,666,778	$8,123,954	$8,078,014

(1)	Amounts at June 30, 2012 and December 31, 2011 include automobile asset backed securities with a fair value of $67 million and $145 million, respectively, which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at June 30, 2012 and December 31, 2011 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million and none, respectively, of stock issued by the FHLB of Indianapolis, and $126.9 million and $120.9 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At June 30, 2012 and December 31, 2011, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at June 30, 2012 and December 31, 2011.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
June 30, 2012
U.S. Treasury	$51,955	$763	$—	$52,718
Federal agencies:
Mortgage-backed securities	5,108,200	88,436	(2,619)	5,194,017
Other agencies	680,564	15,200	(19)	695,745

Total U.S. Government backed securities	5,840,719	104,399	(2,638)	5,942,480
Municipal securities	367,372	12,289	—	379,661
Private-label CMO	74,500	955	(8,310)	67,145
Asset-backed securities	1,182,526	9,413	(131,479)	1,060,460
Covered bonds	282,814	4,835	—	287,649
Corporate debt	572,118	6,303	(3,776)	574,645
Other securities	354,405	468	(135)	354,738

Total available-for-sale and other securities	$8,674,454	$138,662	$(146,338)	$8,666,778

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2011
U.S. Treasury	$52,282	$922	$—	$53,204
Federal agencies:
Mortgage-backed securities	4,378,623	88,266	(1,997)	4,464,892
Other agencies	724,726	10,821	(3)	735,544

Total U.S. Government backed securities	5,155,631	100,009	(2,000)	5,253,640
Municipal securities	394,862	12,889	(25)	407,726
Private-label CMO	84,598	347	(12,581)	72,364
Asset-backed securities	1,100,290	3,925	(137,127)	967,088
Covered bonds	510,937	860	(7,752)	504,045
Corporate debt	533,306	891	(5,314)	528,883
Other securities	344,330	219	(281)	344,268

Total available-for-sale and other securities	$8,123,954	$119,140	$(165,080)	$8,078,014

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2012 and December 31, 2011.

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	441,849	(2,619)	—	—	441,849	(2,619)
Other agencies	1,509	(19)	—	—	1,509	(19)

Total U.S. Government backed securities	443,358	(2,638)	—	—	443,358	(2,638)
Municipal securities	229	—	—	—	229	—
Private-label CMO	—	—	50,081	(8,310)	50,081	(8,310)
Asset-backed securities	55,203	(48)	115,260	(131,431)	170,463	(131,479)
Covered bonds	—	—	—	—	—	—
Corporate debt	89,663	(1,542)	242,766	(2,234)	332,429	(3,776)
Other securities	—	—	1,947	(135)	1,947	(135)

Total temporarily impaired securities	$588,453	$(4,228)	$410,054	$(142,110)	$998,507	$(146,338)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	417,614	(1,997)	—	—	417,614	(1,997)
Other agencies	3,070	(3)	—	—	3,070	(3)

Total U.S. Government backed securities	420,684	(2,000)	—	—	420,684	(2,000)
Municipal securities	6,667	(1)	7,311	(24)	13,978	(25)
Private-label CMO	11,613	(48)	51,039	(12,533)	62,652	(12,581)
Asset-backed securities	252,671	(547)	113,663	(136,580)	366,334	(137,127)
Covered bonds	363,694	(7,214)	14,684	(538)	378,378	(7,752)
Corporate debt	237,401	(3,652)	198,338	(1,662)	435,739	(5,314)
Other securities	1,984	(16)	—	(265)	1,984	(281)

Total temporarily impaired securities	$1,294,714	$(13,478)	$385,035	$(151,602)	$1,679,749	$(165,080)

The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Gross gains on sales of securities	$704	$9,623	$1,483	$16,358
Gross (losses) on sales of securities	(101)	(7,934)	(256)	(10,464)

Net gain on sales of securities	$603	$1,689	$1,227	$5,894

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

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of June 30, 2012:

Credit Ratings of Selected Investment Securities (1)

(dollar amounts in thousands)			Average Credit Rating of Fair Value Amount
	Amortized
	Cost	Fair Value	AAA	AA +/-	A+/-	BBB +/-	<BBB-
Private-label CMO securities	$74,500	$67,145	$—	$—	$20,575	$5,104	$41,466
Alt-A mortgage-backed securities	52,711	46,442	—	28,460	—	—	17,982
Pooled-trust-preferred securities	198,357	73,233	—	—	20,819	—	52,414

Total at June 30, 2012	$325,568	$186,820	$—	$28,460	$41,394	$5,104	$111,862

Total at December 31, 2011	$342,867	$194,062	$1,045	$23,353	$52,935	$6,858	$109,871

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at June 30, 2012. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

June 30, 2012
(dollar amounts in thousands)							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Credit Rating (3)	Performing/ Remaining (4)	Original Collateral	Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$30,876	$9,291	$(21,585)	C	31/36	11%	16%	—%
Alesco IV (1)	21,293	8,243	388	(7,855)	C	30/42	19	25	—
ICONS	20,000	20,000	11,842	(8,158)	BB	25/26	3	15	52
I-Pre TSL II	31,262	31,179	20,818	(10,361)	A	24/25	3	13	73
MM Comm III	7,402	7,072	3,767	(3,305)	CC	5/10	7	13	33
Pre TSL IX (1)	5,000	3,955	1,278	(2,677)	C	33/48	26	14	7
Pre TSL X (1)	18,058	9,915	4,536	(5,379)	C	34/53	39	20	—
Pre TSL XI (1)	25,758	22,600	6,107	(16,493)	C	42/63	29	19	—
Pre TSL XIII (1)	28,642	22,703	6,135	(16,568)	C	39/63	37	32	—
Reg Diversified (1)	25,500	6,908	301	(6,607)	D	23/44	46	20	—
Soloso (1)	12,500	3,906	691	(3,215)	C	41/65	29	18	—
Tropic III	31,000	31,000	8,079	(22,921)	CC	23/43	39	27	32

Total	$268,061	$198,357	$73,233	$(125,124)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 1% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 5.25% to LIBOR plus 17.00% as of 2012. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the three-month and six-month periods ended June 30, 2012 and 2011, the following table summarizes by security type, total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$(58)	$—	$(230)
Pooled-trust-preferred	—	—	—	(3,207)
Private label CMO	(248)	(124)	(1,485)	(910)

Total debt securities	(248)	(182)	(1,485)	(4,347)

Equity securities	(5)	—	(5)	—

Total available-for-sale and other securities	$(253)	$(182)	$(1,490)	$(4,347)

The following table rolls forward the OTTI amounts recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2012 and 2011 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Balance, beginning of period	$56,904	$58,701	$56,764	$54,536
Reductions from sales/maturities	—	(4,481)	(1,097)	(4,481)
Credit losses not previously recognized	—	—	—	—
Additional credit losses	248	182	1,485	4,347

Balance, end of period	$57,152	$54,402	$57,152	$54,402

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at June 30, 2012.

As of June 30, 2012, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	598,385	623,302	640,551	660,186

Total Federal agencies: mortgage-backed securities	598,385	623,302	640,551	660,186

Total U.S. Government backed agencies	598,385	623,302	640,551	660,186

Total held-to-maturity securities	$598,385	$623,302	$640,551	$660,186

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2012 and December 31, 2011:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2012
Federal Agencies:
Mortgage-backed securities	$598,385	$24,917	$—	$623,302

Total U.S. Government backed securities	598,385	24,917	—	623,302

Total held-to-maturity securities	$598,385	$24,917	$—	$623,302

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2011
Federal Agencies:
Mortgage-backed securities	$640,551	$19,652	$(17)	$660,186

Total U.S. Government backed securities	640,551	19,652	(17)	660,186

Total held-to-maturity securities	$640,551	$19,652	$(17)	$660,186

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any OTTI would be recognized in earnings. As of June 30, 2012, Management has evaluated all held-to-maturity securities and concluded no OTTI existed in the portfolio.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Residential mortgage loans sold with servicing retained	$850,215	$492,015	$1,856,300	$1,749,518
Pretax gains resulting from above loan sales (1)	24,713	12,565	53,654	45,244

(1)	Recorded in other noninterest income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2012 and 2011:

Fair Value Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Fair value, beginning of period	$62,454	$119,207	$65,001	$125,679
Change in fair value during the period due to:
Time decay (1)	(793)	(1,390)	(1,649)	(2,764)
Payoffs (2)	(4,253)	(4,528)	(8,292)	(10,400)
Changes in valuation inputs or assumptions (3)	(12,347)	(8,292)	(9,999)	(7,518)

Fair value, end of period:	$45,061	$104,997	$45,061	$104,997

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Carrying value, beginning of period	$85,895	$83,352	$72,434	$70,516
New servicing assets created	8,069	4,525	18,356	19,978
Impairment (charge) / recovery	(6,665)	—	893	—
Amortization and other	(4,063)	(3,135)	(8,447)	(5,752)

Carrying value, end of period	$83,236	$84,742	$83,236	$84,742

Fair value, end of period	$83,320	$95,829	$83,320	$95,829

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

A summary of key assumptions and the sensitivity of the MSR value at June 30, 2012, and December 31, 2011, to changes in these assumptions follows:

	June 30, 2012			December 31, 2011
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate	19.30%	$(3,060)	$(6,025)	20.11%	$(4,720)	$(9,321)
Spread over forward interest rate swap rates	1,229 bps	(1,641)	(3,282)	650 bps	(1,511)	(3,023)

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

Total servicing fees included in mortgage banking income amounted to $11.6 million and $12.4 million for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, servicing fees totaled $23.4 million and $25.0 million, respectively.

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

In preparation of completing a securitization in the second half of 2012, $1.3 billion of automobile loans were transferred from the automobile loan portfolio to loans held for sale during the 2012 second quarter. At June 30, 2012, and through the date of this filing, the Company has not yet identified the specific loans that would be securitized or finalized terms of the securitization.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2012, and 2011, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Carrying value, beginning of period	$30,780	$69	$13,377	$97
New servicing assets created	—	—	19,883	—
Amortization and other (1)	(4,043)	(20)	(6,523)	(48)

Carrying value, end of period	$26,737	$49	$26,737	$49

Fair value, end of period	$27,596	$159	$27,596	$159

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.1 million and $0.3 million for the three-month periods ending June 30, 2012, and 2011, respectively. For the six-month periods ending June 30, 2012, and 2011, servicing income, net of amortization of capitalized serving assets, amounted to $3.3 million and $0.7 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A rollforward of goodwill by business segment for the first six-month period of 2012 was as follows:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2011, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed.

At June 30, 2012, and December 31, 2011, Huntington’s other intangible assets consisted of the following:

	Gross			Net
	Carrying		Accumulated	Carrying
(dollar amounts in thousands)	Amount		Amortization	Value
June 30, 2012
Core deposit intangible	$384,210	(1)	$(282,892)	$101,318
Customer relationship	104,574		(46,999)	57,575
Other	25,164		(24,862)	302

Total other intangible assets	$513,948		$(354,753)	$159,195

December 31, 2011
Core deposit intangible	$376,846		$(263,410)	$113,436
Customer relationship	104,574		(43,052)	61,522
Other	25,164		(24,820)	344

Total other intangible assets	$506,584		$(331,282)	$175,302

(1)	Includes $7,364 thousand related to the FDIC-assisted acquisition of Fidelity Bank on March 30, 2012.

The estimated amortization expense of other intangible assets for the remainder of 2012 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2012	$24,254
2013	41,994
2014	37,136
2015	20,832
2016	7,475
2017	6,851

8. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, were as follows:

	Three Months Ended
	June 30, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(713)	$250	$(463)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	4,575	(1,661)	2,914
Less: Reclassification adjustment for net losses (gains) included in net income	(350)	123	(227)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	3,512	(1,288)	2,224

Net change in unrealized holding gains (losses) on available-for-sale equity securities	44	(15)	29
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	23,211	(8,117)	15,094
Less: Reclassification adjustment for net losses (gains) losses included in net income	1,932	(683)	1,249

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	25,143	(8,800)	16,343

Change in pension and post-retirement benefit plan assets and liabilities	4,990	(1,747)	3,243

Total other comprehensive income	$33,689	$(11,850)	$21,839

	Three Months Ended
	June 30, 2011
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,400	$(490)	$910
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	95,468	(33,242)	62,226
Less: Reclassification adjustment for net losses (gains) included in net income	(1,507)	527	(980)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	95,361	(33,205)	62,156

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(18)	6	(12)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	34,460	(12,060)	22,400
Less: Reclassification adjustment for net losses (gains) losses included in net income	(8,869)	3,103	(5,766)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	25,591	(8,957)	16,634

Change in pension and post-retirement benefit plan assets and liabilities	4,000	(1,400)	2,600

Total other comprehensive income	$124,933	$(43,555)	$81,378

	Six Months Ended
	June 30, 2012
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$6,252	$(2,188)	$4,064
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	31,362	(11,223)	20,139
Less: Reclassification adjustment for net losses (gains) included in net income	263	(92)	171

Net change in unrealized holding gains (losses) on available-for-sale debt securities	37,877	(13,503)	24,374

Net change in unrealized holding gains (losses) on available-for-sale equity securities	387	(135)	252
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(16,457)	5,759	(10,698)
Less: Reclassification adjustment for net losses (gains) losses included in net income	26,725	(9,353)	17,372

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	10,268	(3,594)	6,674

Change in pension and post-retirement benefit plan assets and liabilities	9,979	(3,493)	6,486

Total other comprehensive income	$58,511	$(20,725)	$37,786

	Six Months Ended
	June 30, 2011
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	15,441	(5,404)	10,037
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	89,743	(31,266)	58,477
Less: Reclassification adjustment for net losses (gains) included in net income	(1,547)	541	(1,006)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	103,637	(36,129)	67,508

Net change in unrealized holding gains (losses) on available-for-sale equity securities	52	(19)	33
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(4,236)	1,494	(2,742)
Less: Reclassification adjustment for net losses (gains) losses included in net income	7,640	(2,686)	4,954

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	3,404	(1,192)	2,212

Change in pension and post-retirement benefit plan assets and liabilities	8,000	(2,800)	5,200

Total other comprehensive income	$115,093	$(40,140)	$74,953

Activity in accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2012 and 2011, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2010	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)
Period change	67,508	33	2,212	5,200	74,953

Balance, June 30, 2011	$(33,782)	$(394)	$37,922	$(126,289)	$(122,543)

Balance, December 31, 2011	$(29,267)	$(30)	$40,898	$(185,364)	$(173,763)
Period change	24,374	252	6,674	6,486	37,786

Balance, June 30, 2012	$(4,893)	$222	$47,572	$(178,878)	$(135,977)

(1)	Amount at June 30, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

9. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2012 second quarter, Huntington repurchased a total of 6.4 million shares at a weighted average share price of $6.26. Huntington did not repurchase any shares during 2011.

10. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and six-month periods ended June 30, 2012 and 2011, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2012	2011	2012	2011
Basic earnings per common share:
Net income	$152,706	$145,918	$305,976	$272,364
Preferred stock dividends	(7,984)	(7,704)	(16,033)	(15,407)

Net income available to common shareholders	$144,722	$138,214	$289,943	$256,957
Average common shares issued and outstanding	862,261	863,358	863,380	863,358
Basic earnings per common share	$0.17	$0.16	$0.34	$0.30
Diluted earnings per common share
Net income available to common shareholders	$144,722	$138,214	$289,943	$256,957
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$144,722	$138,214	$289,943	$256,957
Average common shares issued and outstanding	862,261	863,358	863,380	863,358
Dilutive potential common shares:
Stock options and restricted stock units and awards	4,075	3,171	3,769	3,084
Shares held in deferred compensation plans	1,215	940	1,208	911
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	5,290	4,111	4,977	3,995

Total diluted average common shares issued and outstanding	867,551	867,469	868,357	867,353
Diluted earnings per common share	$0.17	$0.16	$0.33	$0.30

Approximately 17.7 million and 15.3 million options to purchase shares of common stock outstanding at the end of June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $14.27 per share and $19.69 per share at the end of each respective period.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Assumptions
Risk-free interest rate	1.10%	2.20%	1.10%	2.35%
Expected dividend yield	2.36	0.61	2.37	0.59
Expected volatility of Huntington’s common stock	35.0	30.0	34.9	31.3
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$1.80	$2.05	$1.79	$2.20

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation expense	$7,517	$3,898	$12,820	$7,523
Tax benefit	2,501	1,364	4,261	2,633

Huntington’s stock option activity and related information for the six-month period ended June 30, 2012, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2012	27,205	$11.47
Granted	5,512	6.74
Exercised	(190)	4.06
Forfeited/expired	(1,234)	13.67

Outstanding at June 30, 2012	31,293	$10.59	4.3	$10,294

Vested and expected to vest at June 30, 2012 (1)	29,963	$10.70	4.2	$9,952

Exercisable at June 30, 2012	12,935	$16.72	1.8	$3,630

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the six-month periods ended June 30, 2012 and June 30, 2011, cash received for the exercises of stock options was $0.8 million and $0.2 million, respectively. The tax benefit realized from stock option exercises was $0.1 million and less than $0.1 million for each respective period.

Huntington also grants restricted stock, restricted stock units, performance share awards and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share awards are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards is the closing market price of Huntington’s common stock on the date of award.

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of June 30, 2012, and activity for the six-month period ended June 30, 2012:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Share	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2012	7,591	$6.09	—	$—
Granted	2,791	6.70	694	6.77
Vested	(290)	6.86	—	—
Forfeited	(120)	6.28	—	—

Nonvested at June 30, 2012	9,972	$6.23	694	$6.77

The weighted-average grant date fair value of nonvested shares granted for the six-month periods ended June 30, 2012 and 2011, were $6.71 and $7.45, respectively. The total fair value of awards vested was $1.7 million and $2.7 million during the six-month periods ended June 30, 2012, and 2011, respectively. As of June 30, 2012, the total unrecognized compensation cost related to nonvested awards was $41.6 million with a weighted-average expense recognition period of 1.8 years.

During the 2012 second quarter, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan which authorized 51 million shares for future grants. Of the remaining 84 million shares of common stock authorized for issuance at June 30, 2012, 42 million were outstanding and 42 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At June 30, 2012, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises and award releases in 2012.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended June 30,		Post Retirement Benefits Three Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Service cost	$6,217	$5,413	$—	$—
Interest cost	7,304	7,518	337	405
Expected return on plan assets	(11,433)	(10,823)	—	—
Amortization of transition asset	(1)	(1)	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains (losses)	6,740	5,874	(83)	(106)
Settlements	1,750	1,750	—	—

Benefit expense	$9,135	$8,289	$(84)	$(39)

	Pension Benefits Six Months Ended June 30,		Post Retirement Benefits Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Service cost	$12,434	$10,826	$—	$—
Interest cost	14,608	15,036	675	810
Expected return on plan assets	(22,865)	(21,646)	—	—
Amortization of transition asset	(2)	(2)	—	—
Amortization of prior service cost	(2,884)	(2,884)	(676)	(676)
Amortization of gains	13,479	11,748	(166)	(212)
Settlements	3,500	3,500	—	—

Benefit expense	$18,270	$16,578	$(167)	$(78)

The Bank, as trustee, held all Plan assets at June 30, 2012, and December 31, 2011. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	June 30, 2012		December 31, 2011
Cash	$478	—%	$25	—%
Cash equivalents:
Huntington funds—money market	3,018	1	39,943	7
Fixed income:
Huntington funds—fixed income funds	203,162	37	174,615	32
Equities:
Huntington funds	303,508	55	283,963	53
Huntington common stock	39,964	7	40,424	8

Fair value of plan assets	$550,130	100%	$538,970	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at June 30, 2012, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At June 30, 2012, Plan assets were invested 63% in equity investments and 37% in bonds, with an average duration of 3.4 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 70% to 50% in equity investments and 50% to 30% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in millions)	2012	2011	2012	2011
SERP & SRIP	$0.8	$0.7	$1.7	$1.4
Defined contribution plan	4.1	3.8	8.6	7.5

Benefit cost	$4.9	$4.5	$10.3	$8.9

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

For non-agency ALT-A asset-backed securities, private-label CMO securities, and pooled-trust-preferred CDO securities the fair value methodology incorporates values obtained from proprietary discounted cash flow models provided by a third party. The modeling process for the ALT-A asset-backed securities and private-label CMO securities incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. Huntington validates the reasonableness of the assumptions by comparing the assumptions with market information. Huntington uses the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from third party pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. The modeling of the fair value of the pooled-trust-preferred CDO’s utilizes a similar methodology, with the probability of default (“PD”) of each issuer being the most critical input. Management evaluates the PD assumptions provided to the third party pricing service by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates and prepayments. Each quarter, the Company seeks to obtain information on actual trades of securities with similar characteristics to further support our fair value estimates and our underlying assumptions. For purposes of determining fair value at June 30, 2012, the discounted cash flow modeling was the predominant input.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2012
Assets
Loans held for sale	$—	$570,189	$—	$—	$570,189

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	3,775	—	—	3,775
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	15,537	—	—	15,537
Other securities	34,007	518	—	—	34,525

	34,007	19,830	—	—	53,837

Available-for-sale and other securities:
U.S. Treasury securities	52,718	—	—	—	52,718
Federal agencies: Mortgage-backed	—	5,194,017	—	—	5,194,017
Federal agencies: Other agencies	—	695,745	—	—	695,745
Municipal securities	—	301,510	78,151	—	379,661
Private-label CMO	—	—	67,145	—	67,145
Asset-backed securities	—	940,786	119,674	—	1,060,460
Covered bonds	—	287,649	—	—	287,649
Corporate debt	—	574,645	—	—	574,645
Other securities	54,812	3,893	—	—	58,705

	107,530	7,998,245	264,970	—	8,370,745

Automobile loans	—	—	210,031	—	210,031

MSRs	—	—	45,061	—	45,061

Derivative assets	4,293	496,263	12,844	(109,647)	403,753

Liabilities

Securitization trust notes payable	—	32,794	—	—	32,794

Derivative liabilities	11,658	258,682	453	(80,720)	190,073

Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2011
Assets
Mortgage loans held for sale	$—	$343,588	$—	$—	$343,588

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	5,541	—	—	5,541
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	8,147	—	—	8,147
Other securities	32,085	126	—	—	32,211

	32,085	13,814	—	—	45,899

Available-for-sale and other securities:
U.S. Treasury securities	53,204	—	—	—	53,204
Federal agencies: Mortgage-backed	—	4,464,892	—	—	4,464,892
Federal agencies: Other agencies	—	735,544	—	—	735,544
Municipal securities	—	312,634	95,092	—	407,726
Private-label CMO	—	—	72,364	—	72,364
Asset-backed securities	—	845,390	121,698	—	967,088
Covered bonds	—	504,045	—	—	504,045
Corporate debt	—	528,883	—	—	528,883
Other securities	53,619	4,134	—	—	57,753

	106,823	7,395,522	289,154	—	7,791,499

Automobile loans	—	—	296,250	—	296,250

MSRs	—	—	65,001	—	65,001

Derivative assets	4,886	485,428	6,770	(94,082)	403,002

Liabilities
Securitization trust notes payable	—	123,039	—	—	123,039

Derivative liabilities	12,245	246,132	6,939	—	265,316

Other liabilities	—	751	—	—	751

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$62,454	$7,443	$85,447	$70,231	$125,696	$250,774
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(17,393)	5,496	—	(16)	40	(558)
Included in OCI	—	—	—	706	(2,615)	—
Purchases	—	—	—	—	—	—
Sales	—	—	(7,000)	—	—	—
Repayments	—	—	—	—	—	(40,185)
Issues	—	—	—	—	—	—
Settlements	—	(548)	(296)	(3,776)	(3,447)	—

Closing balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031

Change in unrealized gainsor losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(17,393)	$4,949	$—	$706	$(2,615)	$(558)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$119,207	$(832)	$135,276	$115,546	$165,599	$458,851
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(14,210)	1,411	—	59	9	1,127
Included in OCI	—	—	—	(110)	3,293	—
Purchases	—	—	1,760	—	—	—
Sales	—	—	—	(20,958)	—	—
Repayments	—	—	—	—	—	(59,043)
Issues	—	—	—	—	—	—
Settlements	—	(161)	(13,236)	(5,767)	(3,159)	—

Closing balance	$104,997	$418	$123,800	$88,770	$165,742	$400,935

Change in unrealized gainsor losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(14,210)	$1,250	$—	$(1,164)	$3,293	$1,127

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(19,940)	6,221	—	(1,006)	(136)	(650)
Included in OCI	—	—	—	4,879	5,178	—
Purchases	—	—	—	—	—	—
Sales	—	—	(7,000)	—	—	—
Repayments	—	—	—	—	—	(85,569)
Issues	—	—	—	—	—	—
Settlements	—	6,339	(9,941)	(9,092)	(7,066)	—

Closing balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031

Change in unrealized gainsor losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(19,940)	$5,508	$—	$4,879	$5,178	$(650)

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$125,679	$966	$149,806	$121,925	$162,684	$522,717
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(20,682)	(293)	—	(383)	(3,261)	(1,384)
Included in OCI	—	—	—	3,617	13,590	—
Purchases	—	—	1,760	—	—	—
Sales	—	—	—	(20,958)	—	—
Repayments	—	—	—	—	—	(120,398)
Issues	—	—	—	—	—	—
Settlements	—	(255)	(27,766)	(15,431)	(7,271)	—

Closing balance	$104,997	$418	$123,800	$88,770	$165,742	$400,935

Change in unrealized gainsor losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(20,682)	$(548)	$—	$1,774	$13,590	$(1,384)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2012 and 2011:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(17,393)	$5,496	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(249)	—	—
Interest and fee income	—	—	—	233	40	(2,265)
Noninterest income	—	—	—	—	—	1,707

Total	$(17,393)	$5,496	$—	$(16)	$40	$(558)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(14,210)	$(774)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(124)	(59)	—
Interest and fee income	—	—	—	183	68	(2,786)
Noninterest income	—	2,185	—	—	—	3,913

Total	$(14,210)	$1,411	$—	$59	$9	$1,127

	Level 3 Fair Value Measurements Six Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(19,940)	$6,889	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,485)	—	—
Interest and fee income	—	—	—	479	(136)	(4,289)
Noninterest income	—	(668)	—	—	—	3,639

Total	$(19,940)	$6,221	$—	$(1,006)	$(136)	$(650)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(20,682)	$662	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(912)	(3,436)	—
Interest and fee income	—	—	—	529	175	(5,225)
Noninterest income	—	(955)	—	—	—	3,841

Total	$(20,682)	$(293)	$—	$(383)	$(3,261)	$(1,384)

Assets and liabilities under the fair value option

Huntington has elected the fair value option for certain loans in the held for sale portfolio. The following table presents the fair value and aggregate principal balance of loans held for sale under the fair value option.

(dollar amounts in thousands)	June 30, 2012	December 31, 2011
Fair value	$570,189	$343,588
Aggregate outstanding principal balance	542,085	328,641

Difference	$28,104	$14,947

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and six-month periods ended June 30, 2012 and 2011.

	Net gains (losses) from fair value changes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Assets
Mortgage loans held for sale	$8,585	$1,829	$3,690	$7,902
Automobile loans	(558)	1,127	(651)	(1,384)
Liabilities
Securitization trust notes payable	(579)	(1,368)	(1,922)	(3,617)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Assets
Automobile loans	$2,012	$2,175	$2,578	$2,282

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At June 30, 2012, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Six Months Ended June 30, 2012
Impaired loans	$22,949	$—	$—	$22,949	$(7,638)
Accrued income and other assets	38,608	—	—	38,608	$(1,546)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At June 30, 2012, Huntington identified $22.9 million of impaired loans for which the fair value is recorded based upon collateral value. For the six-month period ended June 30, 2012, nonrecurring fair value impairment of $7.6 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At June 30, 2012, Huntington had $38.6 million of OREO assets. For the six-month period ended June 30, 2012, fair value losses of $1.5 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements

(dollar amounts in thousands, except net costs to service)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$45,061	Discounted cash flow	Constant prepayment rate (CPR)	9.0% -38.0% (19.0%	)
			Option Adjusted Spread (OAS)	-636 -4,552 (1,229)
			Net costs to service	-$10 - $110 ($35)

Derivative assets	12,844	Consensus Pricing	Net market price	-1.8% -12.4% (2.8%	)
Derivative liabilities	453		Estimated Pull thru %	38% - 93% (74%	)

Municipal securities	78,151	Discounted cash flow	Discount rate	0.6% - 7.0% (2.4%	)

Private-label CMO	67,145	Discounted cash flow	Discount rate	3.5% -10.4% (7.4%	)
			Constant prepayment rate (CPR)	0.8% -26.7% (12.0%	)
			Probability of default	0.0% - 6.9% (1.9%	)
			Loss Severity	5.0% -100% (30.5%	)

Asset-backed securities	119,674	Discounted cash flow	Discount rate	5.7% -17.5% (9.8%	)
			Constant prepayment rate (CPR)	5.1% - 9.8% (6.2%	)
			Cumulative prepayment rate	0.0% - 100% (4.4%	)
			Constant default	0.3% - 4.0% (2.7%	)
			Cumulative default	0.8% -100% (20.2%	)
			Loss given default	85% -100% (93.4%	)
			Cure given deferral	0% - 100% (44.0%	)
			Loss severity	20% - 75% (63.2%	)

Automobile loans	210,031	Discounted cash flow	Absolute prepayment speed (ABS)	1.3%
			Discount rate	0.8% -9.0% (3.94%	)
			Life of pool cumulative losses	2.2%

Impaired loans	22,949	Appraisal value	NA	NA

Other real estate owned	38,608	Appraisal value	NA	NA

The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.

A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise, higher prepayment rates generally result in lower fair values for MSR assets, automobile loans, and trust preferred securities. Credit loss estimates are driven by the ability of the borrowers to pay their loans and the value of the underlying collateral and are impacted by changes in macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Higher credit losses generally result in lower fair values. Credit spreads generally increase when liquidity risks and market volatility increase and decrease when liquidity conditions and market volatility improve. Discount rates typically increase with market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and and/or credit and liquidity conditions improve. Higher discount rates and credit spreads generally result in lower fair market values. Pull through percentages generally increase when market interest rates increase and decline when market interest rates decline. Higher pull through percentages generally result in higher fair values.

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,307,413	$1,307,413	$1,206,911	$1,206,911
Trading account securities	53,837	53,837	45,899	45,899
Loans held for sale	2,123,371	2,152,405	1,618,391	1,638,276
Available-for-sale and other securities	8,666,778	8,666,778	8,078,014	8,078,014
Held-to-maturity securities	598,385	623,302	640,551	660,186
Net loans and direct financing leases	39,099,534	37,726,642	37,958,955	36,669,829
Derivatives	403,753	403,753	403,002	403,002

Financial Liabilities:
Deposits	(46,076,075)	(46,177,572)	(43,279,625)	(43,406,125)
Short-term borrowings	(1,205,995)	(1,199,021)	(1,441,092)	(1,429,717)
Federal Home Loan Bank advances	(835,653)	(835,653)	(362,972)	(362,972)
Other long-term debt	(310,043)	(313,033)	(1,231,517)	(1,232,975)
Subordinated notes	(1,418,216)	(1,358,614)	(1,503,368)	(1,410,392)
Derivatives	(190,073)	(190,073)	(265,316)	(265,316)

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2012 and December 31, 2011:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	June 30, 2012
Financial Assets
Loans held for sale	$—	$—	$1,580,384	$1,580,384
Held-to-maturity securities	—	623,302	—	623,302
Net loans and direct financing leases	—	—	38,376,257	38,376,257
Financial liabilities
Deposits	—	(37,997,809)	(8,179,763)	(46,177,572)
Short-term borrowings	—	—	(1,199,021)	(1,199,021)
Other long-term debt	—	(122,329)	(157,910)	(280,239)
Subordinated notes	—	—	(1,358,614)	(1,358,614)

	Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2011
Financial Assets
Loans held for sale	$—	$—	$1,291,755	$1,291,755
Held-to-maturity securities	—	660,186	—	660,186
Net loans and direct financing leases	—	—	36,373,579	36,373,579
Financial liabilities
Deposits	—	(35,049,194)	(8,356,931)	(43,406,125)
Short-term borrowings	—	—	(1,429,717)	(1,429,717)
Other long-term debt	—	(937,959)	(171,977)	(1,109,936)
Subordinated notes	—	—	(1,410,392)	(1,410,392)

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

Loans and direct financing leases

Variable-rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans and leases are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans and leases with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of expected losses and the credit risk associated in the loan and lease portfolio. The valuation of the loan portfolio reflected discounts that Huntington believed are consistent with transactions occurring in the marketplace.

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

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At June 30, 2012 and December 31, 2011, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $9.6 million and $36.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

At June 30, 2012, Huntington pledged $203.0 million of investment securities and cash collateral to counterparties, while other counterparties pledged $157.0 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington could be required to provide $1.0 million of additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2012, identified by the underlying interest rate-sensitive instruments:

(dollar amounts in thousands )	Fair Value Hedges	Cash Flow Hedges	Total
Instruments associated with:
Loans	$—	$8,513,000	$8,513,000
Deposits	988,912	—	988,912
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at June 30, 2012	$1,621,912	$8,513,000	$10,134,912

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2012:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$7,988,000	2.7	$48,422	1.11%	0.53%
Pay fixed forward - starting	525,000	3.0	(675)	N/A	N/A

Total asset conversion swaps	8,513,000	2.7	47,747	1.11	0.53
Liability conversion swaps
Receive fixed - generic	1,591,912	3.1	117,024	2.53	0.53
Receive fixed - callable	30,000	8.3	107	2.98	0.19

Total liability conversion swaps	1,621,912	3.2	117,131	2.54	0.52

Total swap portfolio	$10,134,912	2.8	$164,878	1.34%	0.53%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $27.7 million and $28.1 million for the three-month periods ended June 30, 2012, and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, the net amounts resulted in an increase to net interest income of $52.4 million and $62.0 million, respectively.

In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.7 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.7 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2012, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at June 30, 2012 and December 31, 2011 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets:

(dollar amounts in thousands)	June 30, 2012	December 31, 2011
Interest rate contracts designated as hedging instruments	$164,878	$175,932
Interest rate contracts not designated as hedging instruments	331,385	309,496
Foreign exchange contracts not designated as hedging instruments	4,113	4,885

Total contracts	$500,376	$490,313

Liability derivatives included in accrued expenses and other liabilities

(dollar amounts in thousands)	June 30, 2012	December 31, 2011
Interest rate contracts designated as hedging instruments	$—	$—
Interest rate contracts not designated as hedging instruments	259,127	252,962
Foreign exchange contracts not designated as hedging instruments	4,016	4,318

Total contracts	$263,143	$257,280

Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(968)	$7,185	$(436)	$909
Change in fair value of hedged deposits (1)	1,006	(7,117)	413	(1,080)
Change in fair value of interest rate swaps hedging subordinated notes (2)	14,516	14,392	5,759	5,237
Change in fair value of hedged subordinated notes (2)	(14,516)	(14,392)	(5,759)	(5,237)
Change in fair value of interest rate swaps hedging other long-term debt (2)	631	969	284	389
Change in fair value of hedged other long-term debt (2)	(631)	(969)	(284)	(389)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and six-month periods ended June 30, 2012 and 2011 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2012	2011		2012	2011
Interest rate contracts
Loans	$15,832	$21,933	Interest and fee income - loans and leases	$1,926	$(8,877)
Investment Securities	(738)	468	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	6	6
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$15,094	$22,401		$1,932	$(8,871)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2012	2011		2012	2011
Interest rate contracts
Loans	$(9,995)	$(3,210)	Interest and fee income - loans and leases	$26,712	$7,627
Investment Securities	(703)	468	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	13	13
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(10,698)	$(2,742)		$26,725	$7,640

During the next twelve months, Huntington expects to reclassify to earnings $42.3 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$31	$(350)	$45	$114
FHLB Advances	—	—	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2012 and December 31, 2011, were $59.6 million and $53.2 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $11.7 billion and $10.6 billion at June 30, 2012 and December 31, 2011, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $331.4 million and $309.5 million at the same dates, respectively.

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

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
Derivative assets:
Interest rate lock agreements	$12,844	$6,770
Forward trades and options	180	1

Total derivative assets	13,024	6,771

Derivative liabilities:
Interest rate lock agreements	(8)	(109)
Forward trades and options	(7,642)	(7,927)

Total derivative liabilities	(7,650)	(8,036)

Net derivative asset (liability)	$5,374	$(1,265)

The total notional value of these derivative financial instruments at June 30, 2012 and December 31, 2011, was $1.7 billion and $1.7 billion, respectively. The total notional amount at June 30, 2012, corresponds to trading assets with a fair value of $13.2 million. Total MSR hedging gains and (losses) for the three-month periods ended June 30, 2012 and 2011, were $19.8 million and $13.1 million, respectively and $17.6 million and $8.8 million for the six-month periods ended June 30, 2012 and 2011, respectively. Included in total MSR hedging gains and losses for the three-month periods ended June 30, 2012 and 2011 were net gains and (losses) related to derivative instruments of $19.8 million and $12.6 million, respectively, and $17.6 million and $9.0 million for the six-month periods ended June 30, 2012 and 2011, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15. VIEs

Consolidated VIEs

Consolidated VIEs at June 30, 2012, consisted of certain loan securitization trusts. These securitizations included automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011:

	June 30, 2012
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$15,927	$54,521	$—	$70,448
Loans and leases	210,031	601,737	—	811,768
Allowance for loan and lease losses	—	(4,754)	—	(4,754)

Net loans and leases	210,031	596,983	—	807,014
Accrued income and other assets	852	2,334	350	3,536

Total assets	$226,810	$653,838	$350	$880,998

Liabilities:
Other long-term debt	$32,794	$225,236	$—	$258,030
Accrued interest and other liabilities	82	56	350	488

Total liabilities	$32,876	$225,292	$350	$258,518

	December 31, 2011
	2008	2009	2006	Other
	Automobile	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trust	Trusts	Total
Assets:
Cash	$12,722	$18,212	$52,325	$—	$83,259
Loans and leases	131,563	296,250	704,345	—	1,132,158
Allowance for loan and lease losses	(1,118)	—	(5,987)	—	(7,105)

Net loans and leases	130,445	296,250	698,358	—	1,125,053
Accrued income and other assets	610	1,692	2,959	1,117	6,378

Total assets	$143,777	$316,154	$753,642	$1,117	$1,214,690

Liabilities:
Other long-term debt	$18,230	$123,039	$333,644	$—	$474,913
Accrued interest and other liabilities	40	298	88	419	845

Total liabilities	$18,270	$123,337	$333,732	$419	$475,758

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its’ interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2012, and December 31, 2011:

	June 30, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012 Automobile Trust	$16,804	$—	$16,804
2011 Automobile Trust	9,933	—	9,933
Tower Hill Securities, Inc.	89,100	65,000	89,100
Trust Preferred Securities	14,889	464,125	—
Low Income Housing Tax Credit Partnerships	358,017	130,143	358,017

Total	$488,743	$659,268	$473,854

	December 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2011 Automobile Trust	$13,377	$—	$13,377
Tower Hill Securities, Inc.	90,514	65,000	90,514
Trust Preferred Securities	17,364	554,496	—
Low Income Housing Tax Credit Partnerships	376,098	157,754	376,098

Total	$497,353	$777,250	$479,989

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2012, follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.45	% (2)	$111,816	$6,186
Huntington Capital II	1.09	(3)	54,593	3,093
Huntington Capital III	6.85		114,116	10
Sky Financial Capital Trust II	3.42	(4)	30,929	929
Sky Financial Capital Trust III	1.87	(5)	72,165	2,165
Sky Financial Capital Trust IV	1.87	(5)	74,320	2,320
Prospect Trust I	3.72	(6)	6,186	186

Total			$464,125	$14,889

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount
(2)	Variable effective rate at June 30, 2012, based on three month LIBOR + 0.70
(3)	Variable effective rate at June 30, 2012, based on three month LIBOR + 0.625.
(4)	Variable effective rate at June 30, 2012, based on three month LIBOR + 2.95.
(5)	Variable effective rate at June 30, 2012, based on three month LIBOR + 1.40.
(6)	Variable effective rate at June 30, 2012, based on three month LIBOR + 3.25.

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

During the 2012 second quarter, Huntington redeemed $80.0 million of trust preferred securities. The trust preferred securities were redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions were consistent with the capital plan we submitted to the Federal Reserve, will be funded from our existing cash and resulted in a gain of $1.7 million.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At June 30, 2012, and December 31, 2011, Huntington had net investment commitments of $358.0 million and $376.1 million, respectively, of which $345.8 million and $322.5 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at June 30, 2012, and December 31, 2011, were as follows:

	June 30,	December 31,
(dollar amounts in millions)	2012	2011
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$8,762	$8,006
Consumer	6,119	5,904
Commercial real estate	551	610
Standby letters-of-credit	531	586

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.4 million and $1.6 million at June 30, 2012, and December 31, 2011, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2012, Huntington had $531 million of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $531 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of June 30, 2012, approximately $69 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $407 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $55 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At June 30, 2012, and December 31, 2011, Huntington had commitments to sell residential real estate loans of $938.9 million and $629.0 million, respectively. These contracts mature in less than one year.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At June 30, 2012, Huntington had gross unrecognized tax benefits of $11.9 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits was $2.6 million as of June 30, 2012. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $150.0 million at June 30, 2012. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2011 Form 10-K for events occurring through the date of this filing:

The Bank is a defendant in three lawsuits, which collectively may be material, arising from its commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), formerly based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the IRS raided the Cyberco facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions while, in fact, no computer equipment was ever purchased or leased from Teleservices which proved to be a shell corporation.

On June 22, 2007, a complaint was filed in the United States District Court for the Western District of Michigan (District Court) by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Subsequently, in connection with a pre-motion conference, the District Court, in lieu of allowing the Bank to file a summary judgment motion, ordered the case to be tried in April 2012, in a one day bench trial, and entered a scheduling order governing all pretrial conduct. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. The plaintiffs appellants’ brief was filed in the Sixth Circuit Court of Appeals on May 17, 2012, and the Bank’s appellee’s brief was filed on July 16, 2012.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleges was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleges preferential transfers in the amount of approximately $1.2 million. The Bankruptcy Court ordered the case to be tried in July 2012, and entered a pretrial order governing all pretrial conduct. The Bank filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. The Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses in the 2010 fourth quarter. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank failed to show a lack of knowledge of the avoidability of the alleged transfers from September 2003, through April 30, 2004. The trustee then filed an amended motion for summary judgment on her affirmative case and a hearing was held on July 1, 2011.

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issued on April 30, 2012, and the Bankruptcy Court issued a bench opinion on July 23, 2012. In that opinion, the Bankruptcy Court denied the Bank the $4.0 million credit, but ruled that approximately $0.9 million of deposits were either double-counted or were outside of the timeframe in which the Teleservices trustee can recover. The Bankruptcy Court’s recommended award will therefore be reduced by this $0.9 million. The Bankruptcy Court also ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court will deliver a report and recommendation to the District Court for the Western District of Michigan. The District Court will subsequently conduct a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions and issue its decision thereafter.

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

17. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	June 30,	December 31,
(dollar amounts in thousands)	2012	2011
Assets
Cash and cash equivalents (1)	$983,005	$917,954
Due from The Huntington National Bank	408,955	616,565
Due from non-bank subsidiaries	187,556	188,732
Investment in The Huntington National Bank	4,412,411	4,073,722
Investment in non-bank subsidiaries	785,411	759,532
Accrued interest receivable and other assets	118,273	139,076

Total assets	$6,895,611	$6,695,581

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	814,304	899,779
Dividends payable, accrued expenses, and other liabilities	432,076	377,702

Total liabilities	1,246,380	1,277,481

Shareholders’ equity (2)	5,649,231	5,418,100

Total liabilities and shareholders’ equity	$6,895,611	$6,695,581

(1)	Includes restricted cash of $125,000.
(2)	See Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Six Months Ended
Statements of Income	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	—	25,000	8,450	31,000
Interest from
The Huntington National Bank	10,703	20,211	23,589	40,396
Non-bank subsidiaries	1,592	2,259	3,225	4,955
Other	404	439	817	1,040

Total income	12,699	47,909	36,081	77,391

Expense
Personnel costs	10,488	9,575	20,201	14,330
Interest on borrowings	8,294	8,728	17,473	17,422
Other	7,269	10,465	14,848	20,030

Total expense	26,051	28,768	52,522	51,782

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(13,352)	19,141	(16,441)	25,609
Provision (benefit) for income taxes	(148)	(3,051)	(11,240)	(1,015)

Income (loss) before equity in undistributed net income of subsidiaries	(13,204)	22,192	(5,201)	26,624
Increase (decrease) in undistributed net income of:
The Huntington National Bank	158,536	140,784	300,960	258,900
Non-bank subsidiaries	7,374	(17,058)	10,217	(13,160)

Net income	$152,706	$145,918	$305,976	$272,364

Other comprehensive income (loss) (1)	21,839	81,378	37,786	74,953

Comprehensive income	$174,545	$227,296	$343,762	$347,317

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Six Months Ended
Statements of Cash Flows	June 30,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$305,976	$272,364
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(327,875)	(284,538)
Depreciation and amortization	129	369
Other, net	83,764	87,922

Net cash provided by (used for) operating activities	61,994	76,117

Investing activities
Repayments from subsidiaries	233,648	63,198
Advances to subsidiaries	(20,103)	(23,535)

Net cash provided by (used for) investing activities	213,545	39,663

Financing activities
Payment of borrowings	(85,475)	(5,000)
Dividends paid on stock	(84,869)	(32,651)
Repurchases of common stock	(40,230)	—
Redemption of Warrant to the Treasury	—	(49,100)
Other, net	86	(13)

Net cash provided by (used for) financing activities	(210,488)	(86,764)

Change in cash and cash equivalents	65,051	29,016
Cash and cash equivalents at beginning of period	917,954	615,167

Cash and cash equivalents at end of period	$983,005	$644,183

Supplemental disclosure:
Interest paid	$17,473	$17,422

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our traditional banking network of over 680 branches as well as our convenience branches located in grocery stores in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,300 ATMs.

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

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2012, December 31, 2011, and June 30, 2011, reported results by business segment:

	Three Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2012
Net interest income	$221,645	67,919	86,862	48,386	4,150	$428,962
Provision for credit losses	16,047	24,329	(4,828)	972	—	36,520
Noninterest income	97,739	35,433	10,299	80,593	29,755	253,819
Noninterest expense	240,385	51,681	38,526	94,022	19,655	444,269
Income taxes	22,033	9,570	22,212	11,895	(16,424)	49,286

Operating/reported net income	$40,919	$17,772	$41,251	$22,090	$30,674	$152,706

2011
Net interest income	$237,208	60,029	89,281	47,175	(30,356)	$403,337
Provision for credit losses	34,664	1,458	(14,855)	14,530	—	35,797
Noninterest income	106,414	31,389	16,146	66,794	35,024	255,767
Noninterest expense	236,638	48,488	42,177	87,146	13,960	428,409
Income taxes	25,312	14,515	27,337	4,303	(22,487)	48,980

Operating/reported net income	$47,008	$26,957	$50,768	$7,990	$13,195	$145,918

	Six Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2012
Net interest income	$442,946	132,121	177,192	95,215	(1,303)	$846,171
Provision for credit losses	64,886	37,609	(47,082)	15,513	—	70,926
Noninterest income	186,995	67,357	45,018	168,231	71,538	539,139
Noninterest expense	475,246	97,538	77,365	184,939	71,857	906,945
Income taxes	31,433	22,516	67,174	22,048	(41,708)	101,463

Operating/reported net income	$58,376	$41,815	$124,753	$40,946	$40,086	$305,976

2011
Net interest income	$473,053	117,467	177,130	96,233	(56,216)	$807,667
Provision for credit losses	58,358	7,427	(10,071)	29,468	—	85,182
Noninterest income	200,842	60,627	29,525	132,878	68,840	492,712
Noninterest expense	458,746	92,416	85,304	172,745	49,897	859,108
Income taxes	54,877	27,388	45,997	9,414	(53,951)	83,725

Operating/reported net income	$101,914	$50,863	$85,425	$17,484	$16,678	$272,364

	Assets at		Deposits at
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in millions)	2012	2011	2012	2011
Retail & Business Banking	$14,336	$13,889	$28,348	$27,536
Regional & Commercial Banking	11,252	10,186	5,333	4,683
AFCRE	12,759	12,873	907	881
WGH	7,760	7,474	9,782	9,115
Treasury / Other	10,516	10,029	1,706	1,065

Total	$56,623	$54,451	$46,076	$43,280

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	3,530,802	$6.51	3,530,802	$159,014,479
May 1, 2012 to May 31, 2012	2,587,915	5.95	6,118,717	156,426,564
June 1, 2012 to June 30, 2012	307,300	6.00	6,426,017	156,119,264

Total	6,426,017	$6.26	6,426,017	$156,119,264

(1)	Information is as of the end of the period.

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2012 second quarter, Huntington repurchased a total of 6.4  million shares at a weighted average share price of $6.26.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1*	Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.	001-34073	A

10.2*	Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101 **	The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)

Date: July 30, 2012	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: July 30, 2012	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer