Form 10-Q
period 2012-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2012-10-31
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2012

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

There were 855,485,376 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2012.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CapPR	Capital Plan Review
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
HAMP	Home Affordable Modification Program
HARP	Home Affordable Refinance Program
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LIBOR	London Interbank Offered Rate
LGD	Loss-Given-Default
LTV	Loan to Value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NCO	Net Charge-off
NPAs	Nonperforming Assets
NPR	Notice of Proposed Rulemaking
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa.
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases (Table 17), troubled debt restructured loans (Table 18), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SRIP	Supplemental Retirement Income Plan
TDR	Troubled Debt Restructured Loan
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 145 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 690 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

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

EXECUTIVE OVERVIEW

Summary of 2012 Third Quarter Results

For the quarter, we reported net income of $167.8 million, or $0.19 per common share, compared with $152.7 million, or $0.17 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $435.6 million for the quarter, up $0.8 million, or less than 1%, from the prior quarter. The increase reflected the benefit of a $0.3 billion, or 1%, increase in average earning assets, partially offset by a 4 basis point decrease in the fully-taxable equivalent net interest margin to 3.38% from 3.42%. The 4 basis point decrease in the net interest margin reflected the negative impact of a 10 basis point decline in the yield on earning assets, 6 basis points of which were related to the yield on loans. This was partially offset by the benefit of a 6 basis point reduction in total funding costs.

The provision for credit losses increased $0.5 million, or 1%, from the prior quarter. This reflected a $20.9 million, or 25%, increase in NCOs to $105.1 million, or an annualized 1.05% of average total loans and leases, from $84.2 million, or an annualized 0.82%, in the prior quarter. Of this quarter’s NCOs, $33.0 million related to regulatory guidance requiring loans discharged under Chapter 7 bankruptcy to be charged down to their collateral value. Approximately 90% of these borrowers continue to make payments as scheduled. Partially offsetting the increase in NCOs was significant improvement in asset quality trends, resulting in lower calculated reserves.

Total noninterest income increased $7.2 million, or 3%, from the prior quarter. This included a $6.3 million, or 16%, increase in mortgage banking income and a $3.8 million increase in securities gains. Gain on sale of loans increased $2.5 million, or 60%, due to the sale of $0.2 billion of automobile loans that we classified as held for sale at the end of the prior quarter. These positive impacts were partially offset by a $4.4 million, or 16%, decrease in other income as the prior quarter included a gain on the sale of affordable housing investments.

Noninterest expense increased $14.0 million, or 3%, from the prior quarter. This included a $4.7 million, or 2%, increase in personnel costs primarily reflecting higher healthcare costs and a $4.4 million increase in the cost associated with early extinguishment of trust preferred securities that were redeemed during the quarter. Noninterest expense included $4.5 million of expense related to the development of infrastructure and systems to support the Federal Reserve CCAR process.

The period-end ACL as a percentage of total loans and leases decreased to 2.09% from 2.28% in the prior quarter. The ACL as a percentage of period end NALs was essentially unchanged, decreasing 3 percentage points to 189%. NALs declined by $29.1 million, or 6%, to $445.0 million, or 1.11% of total loans, during the quarter despite a $63.0 million increase associated with the revised treatment of Chapter 7 bankruptcy consumer loans.

Our Tier 1 common risk-based capital ratio at September 30, 2012, was 10.27%, up from 10.08% at June 30, 2012, and our tangible common equity ratio increased to 8.74% from 8.41% over this same period. The regulatory Tier 1 risk-based capital ratio at September 30, 2012, was 11.87%, down from 11.93%, at June 30, 2012. This decline reflected the capital actions taken throughout the quarter and are discussed below.

Over the quarter, and consistent with planned capital actions, we redeemed $114.3 million of trust preferred securities and repurchased 3.7 million common shares at an average price of $6.68 per share. The weighted average coupon of the remaining $300 million of trust preferred securities is LIBOR + 1.02%. Reinvesting excess capital to grow the business organically remains our first priority. Importantly, through dividends and share repurchases, we have the flexibility, subject to market conditions, to return a meaningful amount of our earnings to the owners of the company.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

The third quarter results clearly showed the continued benefit of the investment we have made over the preceding three years. Adding over 250,000 consumer households, a 27% increase, and 26,000 commercial relationships, or 21% increase, since the first quarter of 2010 has allowed us to grow quarterly total revenue by more than $59 million even with the negative impacts from the low absolute level of interest rates, the flat shape of the yield curve, and the reduction of over $25 million revenue per quarter due to the Durbin amendment and implementation of changes to Regulation E. Not only are we gaining customers, we are selling deeper with 76% of consumer checking account households and 33% of commercial relationships now with 4 or more products or services. Strategic investments have a maximum of two years to break even with many reaching that level in the first year. A portion of our strategic investments remain in the early stages, such as our strategy to build over 180 in-store full service branches. The in-store branches are on target with the estimated aggregate impact to operating income negligible next year and positive in 2014.

Economy

We continue to see positive trends within our Midwest markets relative to the broader United States. Nevertheless, broad based customer sentiment began to change late in the quarter. Customers have increased concerns, in the near term, regarding the U.S. economy as we approach the election and scheduled impacts of the Budget Control Act of 2011. We are optimistic that once permanent solutions are in place, the strength of the Midwest and the soundness of our strategy will continue to drive growth and improved profitability.

Generally, our footprint large metropolitan statistical areas (MSA) unemployment rates were below the national average as of July 2012. In addition, our footprint states have continued to be strong export states. For the three-month average ending July 2012, exports from our footprint states were 8.5% greater than the same period last year. By comparison, overall U.S. exports were 5.1% higher. Office vacancy rates in our footprint MSAs were above the national vacancy rate in the prior quarter, but have generally remained on declining trends.

While our footprint has clearly benefited from certain aspects of this recovery, the United States and global economies continue to experience elevated levels of volatility and uncertainty.

Legislative and Regulatory

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us include the Federal Reserve BASEL III proposal and the capital plans rule.

BASEL III and the Dodd-Frank Act – In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The NPRs were in a comment period through October 22, 2012, and are subject to further modification by the Agencies. We are currently evaluating the impact of the NPRs on our regulatory capital ratios. We estimate a reduction of approximately 150 basis points to our BASEL I Tier I Common risk-based capital ratio based on our existing balance sheet composition, if the proposed NPRs are adopted as proposed. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements. For additional discussion, please see BASEL III and the Dodd-Frank Act section within the Capital section.

Capital Plans Rule / Supervisory and Company-Run Stress Test Requirements– During 2011, we participated in the Federal Reserve’s Capital Plan Review (CapPR) process and made our capital plan submission in January 2012. On March 14, 2012, we announced that the Federal Reserve had completed its review of our capital plan submission and did not object to our proposed capital actions. The capital planning review process included reviews of our internal capital adequacy assessment process and our plans to make capital distributions, such as dividend payments or stock repurchases, as well as a stress test requirement designed to test our capital adequacy throughout times of economic and financial stress.

In October 2012, the Federal Reserve published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. The final rules implement sections 165(i)(1) and (i)(2) of the Dodd-Frank Act that require supervisory and company-run stress tests. The Federal Reserve will begin conducting supervisory stress tests under the final rules in the 2012 fourth quarter for the 19 bank holding companies that participated in the 2009 Supervisory Capital Assessment Program and subsequent Comprehensive Capital Analysis and Reviews. We were not included in this group of 19 bank holding companies.

Huntington will be subject to the Federal Reserve’s supervisory stress tests beginning in late 2013, however as in the prior year, we are subject to CapPR and will conduct internal stress testing as part of the completion of our annual Capital Plan. The Federal Reserve is expected to release the scenarios for this year’s supervisory and company-run stress tests no later than November 15, 2012. As required by the Dodd-Frank Act, the scenarios will describe hypothetical baseline, adverse, and severely adverse conditions, with paths for key macroeconomic and financial variables. We must submit our Capital Plan to the Federal Reserve no later than January 5, 2013.

In October 2012, the OCC issued its Annual Stress Test final rule. This final rule implements section 165(i) of the Dodd-Frank Act which requires certain companies to conduct annual stress tests pursuant to regulations prescribed by their respective primary financial regulatory agencies. The OCC has stipulated in its final rule that it will consult closely with the Federal Reserve to provide common stress scenarios for use at both the depository institution and holding company levels. The OCC has deferred the requirement for us to complete separate annual stress tests at the bank-level until next year. For additional discussion, please see Updates to Risk Factors within the Additional Disclosures section.

Expectations

For the next several quarters, average net interest income is expected to be relatively stable from the third quarter’s level as we anticipate an increase in total loans, excluding the impacts of any future loan securitizations. Those benefits to net interest income are expected to be mostly offset, however, by slight downward net interest margin pressure due to the anticipated competitive pressures on loan pricing, as well as reinvestment into lower rate securities, and declining positive impacts from deposit repricing. The C&I portfolio is expected to continue to show growth. Although, given the most recent trend, we are expecting near-term growth to be slower than the strong growth we experienced earlier this year. Our C&I sales pipeline remains robust with much of this reflecting the positive impact from our strategic initiatives, focused OCR sales process, and continued support of middle market and small business lending in the Midwest. We will continue to evaluate the use of automobile loan securitizations to limit total on-balance sheet exposure due to our expectation of continued strong levels of originations. On October 11, 2012, a $1.0 billion automobile loan securitization was completed and resulted in a gain of approximately $17 million. Residential mortgages and home equity loan balances are expected to be relatively stable in response to the proposed capital rules recently released by our regulators. CRE loans likely will experience declines from current levels.

Excluding potential future automobile loan securitizations, we anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on our overall cost of funds and the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, excluding the impact of any automobile loan sales or security gains and any net MSR impact, is expected to be relatively stable at current levels. Continued growth in new customers and increased contribution from increased cross-sell are expected to be offset by a slowdown in mortgage banking activity.

Noninterest expense is expected to modestly increase above the 2012 third quarter level. For the full year, we continue to anticipate positive operating leverage and modest improvement in our expense efficiency ratio. Additional regulatory costs and expenses associated with strategic actions, including the planned opening of over 80 in-store branches this year, are expected to be partially offset by our focus on improving expense efficiencies throughout the company.

Credit quality is expected to experience improvement. The level of provision for credit losses in the first three quarters of the year was at the low end of our long-term expectation, and we expect some quarterly volatility given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery.

We anticipate the effective tax rate for the 2012 fourth quarter to approximate 24% to 26%, which includes permanent tax benefits primarily related to tax-exempt income, tax-advantaged investments, and general business credits.

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

Table 1 - Selected Quarterly Income Statement Data (1)
	2012			2011
(dollar amounts in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$483,787	$487,544	$479,937	$485,216	$490,996
Interest expense	53,489	58,582	62,728	70,191	84,518

Net interest income	430,298	428,962	417,209	415,025	406,478
Provision for credit losses	37,004	36,520	34,406	45,291	43,586

Net interest income after provision for credit losses	393,294	392,442	382,803	369,734	362,892

Service charges on deposit accounts	67,806	65,998	60,292	63,324	65,184
Trust services	29,689	29,914	30,906	28,775	29,473
Electronic banking	22,135	20,514	18,630	18,282	32,901
Mortgage banking income	44,614	38,349	46,418	24,098	12,791
Brokerage income	16,526	19,025	19,260	18,688	20,349
Insurance income	17,792	17,384	18,875	17,906	17,220
Bank owned life insurance income	14,371	13,967	13,937	14,271	15,644
Capital markets fees	11,805	13,455	9,982	9,811	11,256
Gain on sale of loans	6,591	4,131	26,770	2,884	19,097
Automobile operating lease income	2,146	2,877	3,775	4,727	5,890
Securities gains (losses)	4,169	350	(613)	(3,878)	(1,350)
Other income	23,423	27,855	37,088	30,464	30,104

Total noninterest income	261,067	253,819	285,320	229,352	258,559

Personnel costs	247,709	243,034	243,498	228,101	226,835
Outside data processing and other services	49,880	48,149	42,058	53,422	49,602
Net occupancy	27,599	25,474	29,079	26,841	26,967
Equipment	25,950	24,872	25,545	25,884	22,262
Deposit and other insurance expense	15,534	15,731	20,738	18,481	17,492
Marketing	20,178	21,365	16,776	16,379	22,251
Professional services	18,024	15,458	11,230	16,769	20,281
Amortization of intangibles	11,431	11,940	11,531	13,175	13,387
Automobile operating lease expense	1,619	2,183	2,854	3,362	4,386
OREO and foreclosure expense	4,982	4,106	4,950	5,009	4,668
Loss (Gain) on early extinguishment of debt	1,782	(2,580)	—	(9,697)	—
Other expense	33,615	34,537	54,417	32,548	30,987

Total noninterest expense	458,303	444,269	462,676	430,274	439,118

Income before income taxes	196,058	201,992	205,447	168,812	182,333
Provision for income taxes	28,291	49,286	52,177	41,954	38,942

Net income	$167,767	$152,706	$153,270	$126,858	$143,391

Dividends on preferred shares	7,983	7,984	8,049	7,703	7,703

Net income applicable to common shares	$159,784	$144,722	$145,221	$119,155	$135,688

Average common shares—basic	857,871	862,261	864,499	864,136	863,911
Average common shares—diluted	863,588	867,551	869,164	868,156	867,633
Net income per common share—basic	$0.19	$0.17	$0.17	$0.14	$0.16
Net income per common share—diluted	0.19	0.17	0.17	0.14	0.16
Cash dividends declared per common share	0.04	0.04	0.04	0.04	0.04
Return on average total assets	1.19%	1.10%	1.13%	0.92%	1.05%
Return on average common shareholders’ equity	11.9	11.1	11.4	9.3	10.8
Return on average tangible common shareholders’ equity (2)	13.9	13.1	13.5	11.2	13.0
Net interest margin (3)	3.38	3.42	3.40	3.38	3.34
Efficiency ratio (4)	64.5	62.8	63.8	64.0	63.5
Effective tax rate	14.4	24.4	25.4	24.9	21.4
Revenue—FTE
Net interest income	$430,298	$428,962	$417,209	$415,025	$406,478
FTE adjustment	5,254	5,747	3,935	3,479	3,658

Net interest income (3)	435,552	434,709	421,144	418,504	410,136
Noninterest income	261,067	253,819	285,320	229,352	258,559

Total revenue (3)	$696,619	$688,528	$706,464	$647,856	$668,695

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

Table 2 - Selected Year to Date Income Statement Data(1)
	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except per share amounts)	2012	2011	Amount	Percent
Interest income	$1,451,268	$1,485,010	$(33,742)	(2)%
Interest expense	174,799	270,865	(96,066)	(35)

Net interest income	1,276,469	1,214,145	62,324	5
Provision for credit losses	107,930	128,768	(20,838)	(16)

Net interest income after provision for credit losses	1,168,539	1,085,377	83,162	8

Service charges on deposit accounts	194,096	180,183	13,913	8
Trust services	90,509	90,607	(98)	—
Electronic banking	61,279	93,415	(32,136)	(34)
Mortgage banking income	129,381	59,310	70,071	118
Brokerage income	54,811	61,679	(6,868)	(11)
Insurance income	54,051	51,564	2,487	5
Bank owned life insurance income	42,275	48,065	(5,790)	(12)
Capital markets fees	35,242	26,729	8,513	32
Gain on sale of loans	37,492	29,060	8,432	29
Automobile operating lease income	8,798	22,044	(13,246)	(60)
Securities gains (losses)	3,906	197	3,709	1,883
Other income	88,366	88,418	(52)	—

Total noninterest income	800,206	751,271	48,935	7

Personnel costs	734,241	664,433	69,808	11
Outside data processing and other services	140,087	133,773	6,314	5
Net occupancy	82,152	82,288	(136)	—
Equipment	76,367	66,660	9,707	15
Deposit and other insurance expense	52,003	59,211	(7,208)	(12)
Marketing	58,319	59,248	(929)	(2)
Professional services	44,712	53,826	(9,114)	(17)
Amortization of intangibles	34,902	40,143	(5,241)	(13)
Automobile operating lease expense	6,656	16,656	(10,000)	(60)
OREO and foreclosure expense	14,038	12,997	1,041	8
Gain on early extinguishment of debt	(798)	—	(798)	—
Other expense	122,569	108,991	13,578	12

Total noninterest expense	1,365,248	1,298,226	67,022	5

Income before income taxes	603,497	538,422	65,075	12
Provision for income taxes	129,754	122,667	7,087	6

Net income	$473,743	$415,755	$57,988	14%

Dividends declared on preferred shares	24,016	23,110	906	4

Net income applicable to common shares	$449,727	$392,645	$57,082	15%

Average common shares—basic	861,543	863,542	(1,999)	—%
Average common shares—diluted (2)	866,768	867,446	(678)	—
Per common share
Net income per common share - basic	$0.52	$0.45	$0.07	16%
Net income per common share - diluted	0.52	0.45	0.07	16
Cash dividends declared	0.12	0.06	0.06	100
Return on average total assets	1.14%	1.04%	0.10%	10%
Return on average common shareholders’ equity	11.5	10.9	0.6	6
Return on average tangible common shareholders’ equity (3)	13.5	13.2	0.3	2
Net interest margin (4)	3.40	3.39	0.01	—
Efficiency ratio (5)	63.7	63.6	0.1	—
Effective tax rate	21.5	22.8	(1.3)	(6)

Revenue—FTE
Net interest income	$1,276,469	$1,214,145	$62,324	5%
FTE adjustment	14,936	11,437	3,499	31

Net interest income (4)	1,291,405	1,225,582	65,823	5
Noninterest income	800,206	751,271	48,935	7

Total revenue (4)	$2,091,611	$1,976,853	$114,758	6%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.
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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Litigation Reserve. $23.5 million and $17.0 million of additions to litigation reserves were recorded as other noninterest expense in the first quarter of 2012 and 2011, respectively. This resulted in a negative impact of $0.02 per common share in 2012 and $0.01 per common share in 2011 for both the quarterly and year-to-date basis.

2.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share for both the quarterly and year-to-date basis.

3.	State deferred tax asset valuation allowance adjustment. During the 2012 third quarter, a valuation allowance of $19.5 million (net of tax) was released for the portion of the deferred tax asset and state net operating loss carryforwards expected to be realized. This resulted in a positive impact of $0.02 per common share for both the quarterly and year-to-date basis. Additional information can be found in the ‘Provision for Income Taxes’ section within this MD&A.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3 - Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$167,767		$152,706		$143,391
Earnings per share, after-tax		$0.19		$0.17		$0.16
Change from prior quarter - $		0.02		—		—
Change from prior quarter - %		12%		—%		—%
Change from year-ago - $		$0.03		$0.01		$0.06
Change from year-ago - %		19%		6%		60%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
State deferred tax asset valuation allowance adjustment (2)	$19,513	$0.02	$—	$—	$—	$—

(1)	Pretax unless otherwise noted.
(2)	After-tax.

	Nine Months Ended
	September 30, 2012		September 30, 2011
(dollar amounts in thousands)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$473,743		$415,755
Earnings per share, after-tax		$0.52		$0.45
Change from a year-ago - $		0.07		0.31
Change from a year-ago - %		16%		221%

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
State deferred tax asset valuation allowance adjustment (2)	$19,513	$0.02	$—	$—
Bargain purchase gain	11,409	0.01	—	—
Litigation reserves addition	(23,500)	(0.02)	(17,028)	(0.01)

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4 - Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2012			2011		3Q12 vs. 3Q11
(dollar amounts in millions)	Third	Second (2)	First	Fourth	Third	Amount	Percent
Assets:
Interest-bearing deposits in banks	$82	$124	$100	$107	$164	$(82)	(50)%
Trading account securities	66	54	50	81	92	(26)	(28)
Loans held for sale	1,829	410	1,265	316	237	1,592	672
Available-for-sale and other securities:
Taxable	8,014	8,285	8,171	8,065	7,902	112	1
Tax-exempt	423	387	404	409	421	2	—

Total available-for-sale and other securities	8,437	8,672	8,575	8,474	8,323	114	1
Held-to-maturity securities—taxable	796	611	632	650	665	131	20
Loans and leases: (1)
Commercial:
Commercial and industrial	16,343	16,094	14,824	14,219	13,664	2,679	20
Commercial real estate:
Construction	569	584	598	533	670	(101)	(15)
Commercial	5,153	5,491	5,254	5,425	5,441	(288)	(5)

Commercial real estate	5,722	6,075	5,852	5,958	6,111	(389)	(6)

Total commercial	22,065	22,169	20,676	20,177	19,775	2,290	12

Consumer:
Automobile	4,065	4,985	4,576	5,639	6,211	(2,146)	(35)
Home equity	8,369	8,310	8,234	8,149	8,002	367	5
Residential mortgage	5,177	5,253	5,174	5,043	4,788	389	8
Other consumer	444	462	485	511	521	(77)	(15)

Total consumer	18,055	19,010	18,469	19,342	19,522	(1,467)	(8)

Total loans and leases	40,120	41,179	39,145	39,519	39,297	823	2
Allowance for loan and lease losses	(855)	(908)	(961)	(1,014)	(1,066)	211	(20)

Net loans and leases	39,265	40,271	38,184	38,505	38,231	1,034	3

Total earning assets	51,330	51,050	49,767	49,147	48,778	2,552	5

Cash and due from banks	960	928	1,012	1,671	1,700	(740)	(44)
Intangible assets	597	609	613	625	639	(42)	(7)
All other assets	4,106	4,158	4,225	4,221	4,142	(36)	(1)

Total assets	$56,138	$55,837	$54,656	$54,650	$54,193	$1,945	4%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits - noninterest-bearing	$12,329	$12,064	$11,273	$10,716	$8,719	$3,610	41%
Demand deposits - interest-bearing	5,814	5,939	5,646	5,570	5,573	241	4
Money market deposits	14,515	13,182	13,141	13,594	13,321	1,194	9
Savings and other domestic deposits	4,975	4,978	4,817	4,706	4,752	223	5
Core certificates of deposit	6,131	6,618	6,510	6,769	7,592	(1,461)	(19)

Total core deposits	43,764	42,781	41,387	41,355	39,957	3,807	10
Other domestic time deposits of $250,000 or more	300	298	347	405	387	(87)	(22)
Brokered deposits and negotiable CDs	1,878	1,421	1,301	1,410	1,533	345	23
Deposits in foreign offices	356	357	430	434	401	(45)	(11)

Total deposits	46,298	44,857	43,465	43,604	42,278	4,020	10
Short-term borrowings	1,329	1,391	1,512	1,728	2,251	(922)	(41)
Federal Home Loan Bank advances	107	626	419	29	285	(178)	(62)
Subordinated notes and other long-term debt	1,638	2,251	2,652	2,866	3,030	(1,392)	(46)

Total interest-bearing liabilities	37,043	37,061	36,775	37,511	39,125	(2,082)	(5)

All other liabilities	1,035	1,094	1,116	978	1,017	18	2
Shareholders’ equity	5,731	5,618	5,492	5,445	5,332	399	7

Total liabilities and shareholders’ equity	$56,138	$55,837	$54,656	$54,650	$54,193	$1,945	4%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.
(2)	The acquisition of Fidelity Bank on March 30, 2012, contributed to the increase in average loans and deposits

Table 5 - Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2012			2011
	Third	Second	First	Fourth	Third
Assets
Interest-bearing deposits in banks	0.21%	0.31%	0.05%	0.06%	0.04%
Trading account securities	1.07	1.64	1.65	0.97	1.41
Loans held for sale	3.18	3.46	3.80	3.96	4.46
Available-for-sale and other securities:
Taxable	2.29	2.33	2.39	2.37	2.43
Tax-exempt	4.15	4.23	4.17	4.22	4.17

Total available-for-sale and other securities	2.39	2.41	2.47	2.46	2.52
Held-to-maturity securities—taxable	2.81	2.97	2.98	2.99	3.04
Loans and leases: (3)
Commercial:
Commercial and industrial	3.90	3.99	4.01	4.01	4.13
Commercial real estate:
Construction	3.84	3.66	3.85	4.78	3.87
Commercial	3.85	3.93	3.82	3.91	3.91

Commercial real estate	3.85	3.89	3.82	3.99	3.91

Total commercial	3.89	3.97	3.96	4.01	4.06

Consumer:
Automobile	4.87	4.68	4.87	4.80	4.89
Home equity	4.27	4.30	4.30	4.41	4.45
Residential mortgage	4.02	4.14	4.17	4.30	4.47
Other consumer	7.16	7.42	7.47	7.32	7.57

Total consumer	4.40	4.43	4.49	4.57	4.68

Total loans and leases	4.12	4.18	4.21	4.28	4.37

Total earning assets	3.79%	3.89%	3.91%	3.95%	4.02%

Liabilities
Deposits:
Demand deposits - noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits - interest-bearing	0.07	0.07	0.06	0.08	0.10
Money market deposits	0.33	0.30	0.26	0.32	0.41
Savings and other domestic deposits	0.37	0.39	0.45	0.52	0.69
Core certificates of deposit	1.25	1.38	1.60	1.69	1.95

Total core deposits	0.47	0.50	0.54	0.61	0.77
Other domestic time deposits of $250,000 or more	0.68	0.66	0.68	0.78	0.93
Brokered deposits and negotiable CDs	0.71	0.75	0.79	0.77	0.77
Deposits in foreign offices	0.18	0.19	0.18	0.19	0.26

Total deposits	0.48	0.51	0.55	0.61	0.77
Short-term borrowings	0.16	0.16	0.16	0.18	0.16
Federal Home Loan Bank advances	0.50	0.21	0.21	2.09	0.32
Subordinated notes and other long-term debt	2.91	2.83	2.74	2.56	2.43

Total interest-bearing liabilities	0.58%	0.63%	0.68%	0.74%	0.86%

Net interest rate spread	3.15%	3.18%	3.15%	3.15%	3.11%
Impact of noninterest-bearing funds on margin	0.22	0.25	0.25	0.23	0.22

Net interest margin	3.38%	3.42%	3.40%	3.38%	3.34%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 6 - Average Loans/Leases and Deposits

	Third Quarter		Second Quarter	3Q12 vs 3Q11		3Q12 vs 2Q12
(dollar amounts in millions)	2012	2011	2012	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$16,343	$13,664	$16,094	$2,679	20%	$249	2%
Commercial real estate	5,722	6,111	6,075	(389)	(6)	(353)	(6)

Total commercial	22,065	19,775	22,169	2,290	12	(104)	(0)
Automobile	4,065	6,211	4,985	(2,146)	(35)	(920)	(18)
Home equity	8,369	8,002	8,310	367	5	59	1
Residential mortgage	5,177	4,788	5,253	389	8	(76)	(1)
Other loans	444	521	462	(77)	(15)	(18)	(4)

Total consumer	18,055	19,522	19,010	(1,467)	(8)	(955)	(5)

Total loans and leases	$40,120	$39,297	$41,179	$823	2%	$(1,059)	(3)%

Deposits:
Demand deposits—noninterest-bearing	$12,329	$8,719	$12,064	$3,610	41%	$265	2%
Demand deposits—interest-bearing	5,814	5,573	5,939	241	4	(125)	(2)

Total demand deposits	18,143	14,292	18,003	3,851	27	140	1
Money market deposits	14,515	13,321	13,182	1,194	9	1,333	10
Savings and other domestic time deposits	4,975	4,752	4,978	223	5	(3)	(0)
Core certificates of deposit	6,131	7,592	6,618	(1,461)	(19)	(487)	(7)

Total core deposits	43,764	39,957	42,781	3,807	10	983	2
Other deposits	2,534	2,321	2,076	213	9	458	22

Total deposits	$46,298	$42,278	$44,857	$4,020	10%	$1,441	3%

2012 Third Quarter versus 2011 Third Quarter

Fully-taxable equivalent net interest income increased $25.4 million, or 6%, from the year-ago quarter. This reflected a $2.6 billion, or 5%, increase in average total earning assets and a 4 basis point increase in the FTE net interest margin. The increase in average earning assets reflected:

•	$0.8 billion, or 2%, increase in average total loans and leases.

•

$1.6 billion, 672%, increase in average loans held for sale, primarily reflecting a $1.3 billion reclassification to loans held for sale in the 2012 second quarter for a securitization that was completed in October 2012.

The 4 basis point increase in the FTE net interest margin reflected the positive impact from the reduction in the cost of average total interest-bearing liabilities, partially offset by a negative impact from lower earning asset yields.

The $0.8 billion, or 2%, increase in average total loans and leases primarily reflected:

•	$2.7 billion, or 20%, growth in the average C&I portfolio primarily reflecting a combination of factors, including growth across multiple business lines including middle market and equipment finance.

Partially offset by:

•

$2.1 billion, or 35%, decrease in the average automobile portfolio. This reflected the impact of our program of securitization and sale of such loans. Specifically, securitizations of $1.0 billion in the 2011 third quarter and $1.3 billion in the 2012 first quarter, as well as the reclassification to loans held for sale of $1.3 billion in the 2012 second quarter in preparation for a securitization that was completed in October 2012.

The $4.0 billion, or 10%, increase in average total deposits from the year-ago quarter reflected:

•

$3.8 billion, or 10%, growth in average total core deposits. The drivers of this change were a $3.6 billion, or 41%, growth in average noninterest-bearing demand deposits and more modest growth in money market deposits, partially offset by $1.5 billion, or 19%, decline in average core certificates of deposit.

2012 Third Quarter versus 2012 Second Quarter

Fully-taxable equivalent net interest income increased $0.8 million, or less than 1%, from the 2012 second quarter. This reflected the benefit of a $0.3 billion, or 1%, increase in average earning assets partially offset by a 4 basis point decrease in the FTE net interest margin to 3.38%. The increase in average earnings assets reflected a $1.4 billion increase in average loans held for sale and a $0.2 billion increase in average C&I, partially offset by the $0.9 billion decrease in average automobile loans, reflecting the prior quarter’s reclassification of $1.3 billion of automobile loans into held for sale, and a $0.4 billion decrease in CRE loans. The primary items impacting the decrease in the net interest margin were:

•	6 basis point reduction related to the impact of the extended low rate environment on asset yields and mix.
•	4 basis point reduction related to balance sheet management changes.

Partially offset by:

•	6 basis point increase from the reduction in deposit rates and improvement in deposit mix.

The $1.1 billion, or 3%, decrease in average total loans and leases from the 2012 second quarter reflected:

•

$0.9 billion, or 18%, decrease in average automobile loans. The decline reflected the reclassification of $1.3 billion of automobile loans to loans held for sale at the end of the prior quarter in preparation of a securitization that was completed in October 2012. Automobile loan originations continued to be strong during the 2012 third quarter, exceeding $1.0 billion.

•

$0.4 billion, or 6%, decrease in average CRE loans, primarily reflecting the continued runoff of the noncore CRE portfolio, as well as a reduction in the core portfolio due to lower levels of new loan production.

Partially offset by:

•

$0.2 billion, or 2%, growth in average C&I loans. This reflected the continued growth across multiple business lines including middle market and equipment finance, although there was a relative slowing of growth late in the quarter as borrowers expressed increased concerns, in the near term, around the U.S. economy.

The $1.0 billion, or 2%, increase in average total core deposits from the 2012 second quarter reflected:

•	$1.3 billion, or 10%, increase in average money market deposits.

•	$0.3 billion, or 2%, increase in average noninterest-bearing demand deposits reflecting an improved deposit mix as a result of growing total number of households and consumer checking accounts.

Partially offset by:

•	$0.5 billion, or 7%, decrease in average core certificates of deposit primarily reflecting the continued focus on reducing the overall cost of deposits.

Noncore funding sources displayed a significant mix shift due to the decision to replace maturing FHLB advances with brokered deposits, reflecting the following changes from the prior quarter:

•	$0.5 billion, or 32%, increase in average brokered deposits and negotiable CDs.

•	$0.5 billion, or 83%, decrease in average FHLB advances.

Table 7 - Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
(dollar amounts in millions)	2012	2011	Amount	Percent	2012	2011
Assets:
Interest-bearing deposits in banks	$102	$141	$(39)	(28)%	0.20%	0.12%
Trading account securities	57	116	(59)	(51)	1.42	1.46
Federal funds sold and securities purchased under resale agreement	—	7	(7)	(100)	0.29	0.09
Loans held for sale	1,170	279	891	319	3.43	4.39
Available-for-sale and other securities:
Taxable	8,156	8,475	(319)	(4)	2.34	2.52
Tax-exempt	405	434	(29)	(7)	4.18	4.30

Total available-for-sale and other securities	8,561	8,909	(348)	(4)	2.42	2.61
Held-to-maturity securities—taxable	680	282	398	141	2.91	3.00
Loans and leases: (3)
Commercial:
Commercial and industrial	15,756	13,387	2,369	18	3.97	4.33
Commercial real estate:
Construction	584	612	(28)	(5)	3.78	3.55
Commercial	5,299	5,676	(377)	(7)	3.87	3.91

Commercial real estate	5,883	6,288	(405)	(6)	3.86	3.88

Total commercial	21,639	19,675	1,964	10	3.94	4.19

Consumer:
Automobile	4,540	5,958	(1,418)	(24)	4.80	5.05
Home equity	8,305	7,869	436	6	4.29	4.49
Residential mortgage	5,201	4,607	594	13	4.11	4.61
Other consumer	463	539	(76)	(14)	7.35	7.73

Total consumer	18,509	18,973	(464)	(2)	4.44	4.79

Total loans and leases	40,148	38,648	1,500	4	4.17	4.48

Allowance for loan and lease losses	(908)	(1,141)	233	(20)

Net loans and leases	39,240	37,507	1,733	5

Total earning assets	50,718	48,382	2,336	5	3.86%	4.14%

Cash and due from banks	967	1,358	(391)	(29)
Intangible assets	606	652	(46)	(7)
All other assets	4,163	4,196	(33)	(1)

Total assets	$55,546	$53,447	$2,099	4%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$11,890	$7,958	$3,932	49%	—%	—%
Demand deposits—interest-bearing	5,800	5,499	301	5	0.07	0.10
Money market deposits	13,616	13,230	386	3	0.30	0.44
Savings and other domestic deposits	4,924	4,744	180	4	0.40	0.75
Core certificates of deposit	6,418	8,017	(1,599)	(20)	1.41	2.02

Total core deposits	42,648	39,448	3,200	8	0.50	0.83
Other domestic time deposits of $250,000 or more	315	486	(171)	(35)	0.67	1.02
Brokered deposits and negotiable CDs	1,535	1,426	109	8	0.74	0.92
Deposits in foreign offices	381	374	7	2	0.18	0.24

Total deposits	44,879	41,734	3,145	8	0.51	0.83
Short-term borrowings	1,410	2,166	(756)	(35)	0.16	0.17
Federal Home Loan Bank advances	383	138	245	178	0.24	0.64
Subordinated notes and other long-term debt	2,179	3,266	(1,087)	(33)	2.81	2.38

Total interest-bearing liabilities	36,961	39,346	(2,385)	(6)	0.63	0.92

All other liabilities	1,081	975	106	11
Shareholders’ equity	5,614	5,168	446	9

Total liabilities and shareholders’ equity	$55,546	$53,447	$2,099	4%

Net interest rate spread					3.16	3.17
Impact of noninterest-bearing funds on margin					0.24	0.22

Net interest margin					3.40%	3.39%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2012 First Nine Months versus 2011 First Nine Months

Fully-taxable equivalent net interest income for the first nine-month period of 2012 increased $65.8 million, or 5%, from the comparable year-ago period. This reflected the benefit of a 5% increase in average total earning assets. The fully-taxable equivalent net interest margin increased to 3.40% from 3.39%. The increase in average earning assets reflected a combination of factors including:

•	$1.5 billion, or 4%, increase in average total loans and leases.

•	$0.9 billion, or 319%, increase in average loans held for sale, primarily reflecting reclassifications to loans held for sale in preparation for expected automobile securitizations.

•	$0.4 billion, or 141%, increase in average held-to-maturity securities.

Partially offset by:

•	$0.3 billion, or 4%, decline in average total available-for-sale and other securities.

The following table details the change in our reported loans and deposits:

Table 8 - Average Loans/Leases and Deposits - 2012 First Nine Months vs. 2011 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2012 (1)	2011	Amount	Percent
Loans/Leases:
Commercial and industrial	$15,756	$13,387	$2,369	18%
Commercial real estate	5,883	6,288	(405)	(6)

Total commercial	21,639	19,675	1,964	10
Automobile	4,540	5,958	(1,418)	(24)
Home equity	8,305	7,869	436	6
Residential mortgage	5,201	4,607	594	13
Other consumer	463	539	(76)	(14)

Total consumer	18,509	18,973	(464)	(2)

Total loans and leases	$40,148	$38,648	$1,500	4%

Deposits:
Demand deposits—noninterest-bearing	$11,890	$7,958	$3,932	49%
Demand deposits—interest-bearing	5,800	5,499	301	5

Total demand deposits	17,690	13,457	4,233	31
Money market deposits	13,616	13,230	386	3
Savings and other domestic deposits	4,924	4,744	180	4
Core certificates of deposit	6,418	8,017	(1,599)	(20)

Total core deposits	42,648	39,448	3,200	8
Other deposits	2,231	2,286	(55)	(2)

Total deposits	$44,879	$41,734	$3,145	8%

(1)	The acquisition of Fidelity Bank on March 30, 2012, contributed to the increase in average loans and deposits.

The $1.5 billion, or 4%, increase in average total loans and leases primarily reflected:

•

$2.4 billion, or 18%, increase in the average C&I portfolio, primarily reflecting a combination of factors, including growth across multiple business lines including middle market and equipment finance as well as the impact of the Fidelity acquisition in March 2012.

•

$0.6 billion, or 13%, increase in the average residential mortgage portfolio, primarily reflecting a 31% increase in originations, as well as a lower percentage of mortgages sold in the secondary market.

•	$0.4 billion, or 6%, increase in the average home equity portfolio with 75% of new originations in 2012 in a first-lien position.

Partially offset by:

•

$1.4 billion, or 24%, decline in the average automobile portfolio. This reflected the impact of our continued program of the securitization and sale of such loans. Specifically, securitizations of $1.0 billion in the 2011 third quarter and $1.3 billion in the 2012 first quarter, as well as the reclassification to loans held for sale of $1.3 billion in the 2012 second quarter in preparation for a securitization that was completed in October 2012.

•

$0.4 billion, or 6%, decline in the average CRE portfolio, primarily reflecting the continued execution of our plan to reduce the total CRE exposure, primarily in the noncore CRE portfolio. Declines were partially offset by additions to the core CRE portfolio associated with the FDIC-assisted acquisition of Fidelity Bank.

The $3.1 billion, or 8%, increase in average total deposits reflected:

•

$3.9 billion, or 49%, increase in noninterest-bearing demand deposits reflecting an improved deposit mix as a result of growing total number of households and consumer checking accounts as well as our treasury management and OCR focus on growing commercial demand deposits.

Partially offset by:

•	$1.6 billion, or 20%, decline in core certificates of deposits, primarily reflecting our continued focus on reducing our overall costs of deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2012 third quarter increased $0.5 million, or 1%, from the prior quarter to $37.0 million from $36.5 million, however declined $6.6 million, or 15%, from the year-ago quarter. On a year-to-date basis, provision for credit losses for the first nine-month period of 2012 declined $20.8 million, or 16%, compared to year-ago period. The current quarter’s provision for credit losses was $68.1 million less than total NCOs and the provision for credit losses for the first nine-month period of 2012 was $164.4 million less than total NCOs. (See Credit Quality discussion).

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

The following table reflects noninterest income for each of the past five quarters:

Table 9 - Noninterest Income

	2012			2011		3Q12 vs 3Q11		3Q12 vs 2Q12
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$67,806	$65,998	$60,292	$63,324	$65,184	$2,622	4%	$1,808	3%
Trust services	29,689	29,914	30,906	28,775	29,473	216	1	(225)	(1)
Electronic banking	22,135	20,514	18,630	18,282	32,901	(10,766)	(33)	1,621	8
Mortgage banking income	44,614	38,349	46,418	24,098	12,791	31,823	249	6,265	16
Brokerage income	16,526	19,025	19,260	18,688	20,349	(3,823)	(19)	(2,499)	(13)
Insurance income	17,792	17,384	18,875	17,906	17,220	572	3	408	2
Bank owned life insurance income	14,371	13,967	13,937	14,271	15,644	(1,273)	(8)	404	3
Capital markets fees	11,805	13,455	9,982	9,811	11,256	549	5	(1,650)	(12)
Gain on sale of loans	6,591	4,131	26,770	2,884	19,097	(12,506)	(65)	2,460	60
Automobile operating lease income	2,146	2,877	3,775	4,727	5,890	(3,744)	(64)	(731)	(25)
Securities gains (losses)	4,169	350	(613)	(3,878)	(1,350)	5,519	N.R.	3,819	1,091
Other income	23,423	27,855	37,088	30,464	30,104	(6,681)	(22)	(4,432)	(16)

Total noninterest income	$261,067	$253,819	$285,320	$229,352	$258,559	$2,508	1%	$7,248	3%

2012 Third Quarter versus 2011 Third Quarter

The $2.5 million, or 1%, increase in total noninterest income from the year-ago quarter reflected:

•

$31.8 million, or 249%, increase in mortgage banking income. This primarily reflected a $25.2 million increase in origination and secondary marketing income. Additionally, we recorded a $4.1 million net trading loss related to MSR hedging in the current quarter compared to a net trading loss related to MSR hedging of $9.2 million in the year-ago quarter.

•	$5.5 million increase in securities gains.

•	$2.6 million, or 4%, increase in service charges on deposits, due to continued strong customer growth.

Partially offset by:

•	$12.5 million, or 65%, decrease in gain on sale of loans, as the year ago quarter included a $15.5 million automobile loan securitization gain.

•	$10.8 million, or 33%, decrease in electronic banking income related to implementing the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•	$6.7 million, or 22%, decrease in other income, primarily related to the reimbursement of third party costs in the year-ago quarter.

•	$3.8 million, or 19%, decline in brokerage income primarily related to reduced sales of market-linked CDs given lower market interest rates.

•	$3.7 million, or 64%, decline in automobile operating lease income, reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

2012 Third Quarter versus 2012 Second Quarter

The $7.2 million, or 3%, increase in total noninterest income from the prior quarter reflected:

•

$6.3 million, or 16%, increase in mortgage banking income. This primarily reflected a $10.7 million increase in origination and secondary marketing income. This increase was partially offset by as we recorded a $4.1 million net trading loss related to MSR hedging in the current quarter compared to a net trading gain related to MSR hedging of $0.8 million in the prior quarter.

•

$3.8 million increase in securities gains. Certain securities designated as available-for-sale were sold, and the proceeds from those sales were reinvested into the held-to-maturity portfolio. At quarter end, $1.6 billion, or 17%, of the investment portfolio was designated as held-to-maturity.

•	$2.5 million, or 60%, increase in gain on sale of loans, which included a $1.9 million gain on the sale of automobile loans in the current quarter.

Partially offset by:

•	$4.4 million decrease in other income, as the prior quarter included a gain on the sale of affordable housing investments.

2012 First Nine Months versus 2011 First Nine Months

Noninterest income for the first nine-month period of 2012 increased $48.9 million, or 7%, from the comparable year-ago period.

Table 10 - Noninterest Income - 2012 First Nine Months vs. 2011 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Service charges on deposit accounts	$194,096	$180,183	$13,913	8%
Trust services	90,509	90,607	(98)	—
Electronic banking	61,279	93,415	(32,136)	(34)
Mortgage banking income	129,381	59,310	70,071	118
Brokerage income	54,811	61,679	(6,868)	(11)
Insurance income	54,051	51,564	2,487	5
Bank owned life insurance income	42,275	48,065	(5,790)	(12)
Capital markets fees	35,242	26,729	8,513	32
Gain on sale of loans	37,492	29,060	8,432	29
Automobile operating lease income	8,798	22,044	(13,246)	(60)
Securities gains (losses)	3,906	197	3,709	1,883
Other income	88,366	88,418	(52)	—

Total noninterest income	$800,206	$751,271	$48,935	7%

The $48.9 million, or 7%, increase in total noninterest income reflected:

•

$70.1 million, or 118%, increase in mortgage banking income. This primarily reflected a $55.4 million increase in origination and secondary marketing income as originations increased 31% from the year-ago period. Additionally, we recorded a $4.4 million net trading gain related to MSR hedging in the first nine-month period of 2012 compared to net trading loss related to MSR hedging of $7.9 million in the year-ago period.

•	$13.9 million, or 8%, increase in service charges of deposit account, due to continued strong customer growth.

•	$8.5 million, or 32%, increase in capital market fees, primarily reflecting strong customer demand for derivatives and other risk management products.

•

$8.4 million, or 29%, increase in gain on sale of loans, as the current year-to-date period included gains totaling $24.9 million from automobile loan securitizations and sales, partially offset by a $15.5 million automobile securitization gain in the year-ago period.

Partially offset by:

•

$32.1 million, or 34%, decline in electronic banking income, primarily reflecting the implementation of the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•	$13.2 million, or 60%, decline in automobile operating lease expense primarily reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

Other income was little changed. The current year-to-date period included an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition, almost entirely offset by the reimbursement of third party costs and larger gains on the sale of SBA loans in the year-ago period.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1.)

The following table reflects noninterest expense for each of the past five quarters:

Table 11 - Noninterest Expense

	2012			2011		3Q12 vs 3Q11		3Q12 vs 2Q12
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Personnel costs	$247,709	$243,034	$243,498	$228,101	$226,835	$20,874	9%	$4,675	2%
Outside data processing and other services	49,880	48,149	42,058	53,422	49,602	278	1	1,731	4
Net occupancy	27,599	25,474	29,079	26,841	26,967	632	2	2,125	8
Equipment	25,950	24,872	25,545	25,884	22,262	3,688	17	1,078	4
Deposit and other insurance expense	15,534	15,731	20,738	18,481	17,492	(1,958)	(11)	(197)	(1)
Marketing	20,178	21,365	16,776	16,379	22,251	(2,073)	(9)	(1,187)	(6)
Professional services	18,024	15,458	11,230	16,769	20,281	(2,257)	(11)	2,566	17
Amortization of intangibles	11,431	11,940	11,531	13,175	13,387	(1,956)	(15)	(509)	(4)
Automobile operating lease expense	1,619	2,183	2,854	3,362	4,386	(2,767)	(63)	(564)	(26)
OREO and foreclosure expense	4,982	4,106	4,950	5,009	4,668	314	7	876	21
Loss (Gain) on early extinguishment of debt	1,782	(2,580)	—	(9,697)	—	1,782	—	4,362	N.R.
Other expense	33,615	34,537	54,417	32,548	30,987	2,628	8	(922)	(3)

Total noninterest expense	$458,303	$444,269	$462,676	$430,274	$439,118	$19,185	4%	$14,034	3%

Number of employees (full-time equivalent), at period-end	11,731	11,417	11,166	11,245	11,473	258	2%	314	3%
2012 Third Quarter versus 2011 Third Quarter

The $19.2 million, or 4%, increase in total noninterest expense from the year-ago quarter reflected:

•	$20.9 million, or 9%, increase in personnel costs reflecting an increase in the number of full-time equivalent employees as well as increased salaries and benefits.

•	$3.7 million, or 17%, increase in equipment expense reflecting the impact of depreciation from our in-store branch expansions and other technology investments.

Partially offset by:

•	$2.8 million, or 63%, decline in automobile operating lease expense as the portfolio continued its planned runoff as we exited that business in 2008.

2012 Third Quarter versus 2012 Second Quarter

The $14.0 million, or 3%, increase in total noninterest expense from the prior quarter reflected:

•	$4.7 million, or 2%, increase in personnel costs, primarily reflecting higher healthcare costs.

•	$4.5 million total increase across several noninterest expense categories related to the development of infrastructure and systems to support the Federal Reserve CCAR process.

•	$4.4 million increase in the cost of extinguishment of debt related to a loss on trust preferred securities redemption in the current quarter compared with a gain in the prior quarter.

2012 First Nine Months versus 2011 First Nine Months

Noninterest expense for the first nine-month period of 2012 increased $67.0 million, or 5%, from the comparable year-ago period.

Table 12 - Noninterest Expense - 2012 First Nine Months vs. 2011 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Personnel costs	$734,241	$664,433	$69,808	11%
Outside data processing and other services	140,087	133,773	6,314	5
Net occupancy	82,152	82,288	(136)	—
Equipment	76,367	66,660	9,707	15
Deposit and other insurance expense	52,003	59,211	(7,208)	(12)
Marketing	58,319	59,248	(929)	(2)
Professional services	44,712	53,826	(9,114)	(17)
Amortization of intangibles	34,902	40,143	(5,241)	(13)
Automobile operating lease expense	6,656	16,656	(10,000)	(60)
OREO and foreclosure expense	14,038	12,997	1,041	8
Gain on early extinguishment of debt	(798)	—	(798)	—
Other expense	122,569	108,991	13,578	12

Total noninterest expense	$1,365,248	$1,298,226	$67,022	5%

Number of employees (full-time equivalent), at period-end	11,731	11,473	258	2%

The $67.0 million, or 5%, increase in total noninterest expense reflected:

•	$69.8 million, or 11%, increase in personnel costs, primarily reflecting an increase in bonuses, commissions, and full-time equivalent employees, as well as increased salaries and benefits.

•	$13.6 million, or 12%, increase in other expense, primarily reflecting higher litigation reserves and an increase in the provision for mortgage representations and warranties.

•	$9.7 million, or 15%, increase in equipment, primarily reflecting the impact of depreciation from our in-store branch expansions and other technology investments.

Partially offset by:

•	$10.0 million, or 60%, decline in automobile operating lease expense, primarily reflecting the impact of a declining portfolio as a result of having exited that business in 2008.

•	$9.1 million, or 17%, decline in professional services, primarily reflecting lower legal-related expenses.

•	$7.2 million, or 12%, decline in deposit and other insurance expense.

Provision for Income Taxes

The provision for income taxes in the 2012 third quarter was $28.3 million. This compared with a provision for income taxes of $49.3 million in the 2012 second quarter and $38.9 million in the 2011 third quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. In prior periods, we established a full valuation allowance against state deferred tax assets and state net operating loss carryforwards based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax asset and net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted state taxable income, we believe that it is more likely than not that a portion of the state deferred tax asset and state net operating loss carryforwards will be realized. As a result of this analysis, a $19.5 million reduction in the 2012 third quarter provision for income taxes was recorded. At September 30, 2012, a state valuation allowance of $62.7 million remains for certain net operating loss carryforwards that are not expected to be realized within the carryforward periods.

At September 30, 2012, we had a net deferred tax asset of $201.5 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at September 30, 2012. As of September 30, 2012, there is no disallowed deferred tax asset for regulatory capital purposes compared to $39.1 million at December 31, 2011.

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

We identify primary risks, and the sources of those risks, within each business unit. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee, Risk Oversight Committee, and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee and board of directors.

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

Loan and Lease Credit Exposure Mix

At September 30, 2012, our loans and leases totaled $40.3 billion, representing a $1.3 billion, or 3%, increase compared to $38.9 billion at December 31, 2011, primarily reflecting growth in the C&I portfolio, partially offset by declines in the automobile portfolio as a result of our securitization program and the CRE portfolio reflecting the continued runoff in the noncore portfolio. The C&I loan increase included the impacts related to a continuation of the growth in high quality loans originated over recent quarters and the purchase of a portfolio of high quality municipal equipment leases. The decline in the automobile portfolio reflected the transfer of automobile loans to loans held for sale related to automobile securitizations (see Automobile Portfolio discussion), partially offset by continued strong originations.

At September 30, 2012, commercial loans and leases totaled $22.0 billion, and represented 54% of our total credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we look to grow our C&I portfolio, we have further developed our ABL capabilities by adding experienced ABL professionals to take advantage of market opportunities resulting in better leveraging of the manufacturing base in our primary markets. Our Equipment Finance area is targeting larger equipment financings in the manufacturing sector in addition to our core products, while appropriately managing the level of residual risk incurred as a result of the leasing activity.

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

Total consumer loans and leases were $18.3 billion at September 30, 2012, and represented 46% of our total loan and lease credit exposure. The consumer portfolio is primarily comprised of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at September 30, 2012. We have successfully implemented a loan securitization strategy to maintain our established portfolio concentration limits.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Given the current low interest rate environment, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. The portfolio’s credit risk profile is substantially reduced when we hold a first-lien position. During the first nine-month period of 2012, 75% of our home equity portfolio originations were secured by a first-lien. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans. The combination provides a strong base when assessing the expected future performance of this portfolio. Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at September 30, 2012, 51% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address the repurchase risk inherent in the portfolio (see Operational Risk section).

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 13 - Loan and Lease Portfolio Composition (1)

	2012						2011
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,

Commercial:(2)
Commercial and industrial	$16,478	41%	$16,322	41%	$15,838	39%	$14,699	38%	$13,939	36%
Commercial real estate:
Construction	541	1	591	1	597	1	580	1	520	1
Commercial	4,956	12	5,317	13	5,443	13	5,246	13	5,414	14

Total commercial real estate	5,497	13	5,908	14	6,040	14	5,826	14	5,934	15

Total commercial	21,975	54	22,230	55	21,878	53	20,525	52	19,873	51

Consumer:
Automobile	4,276	11	3,808	10	4,787	12	4,458	11	5,558	14
Home equity	8,381	21	8,344	21	8,261	20	8,215	21	8,079	21
Residential mortgage	5,192	13	5,123	13	5,284	13	5,228	13	4,986	13
Other consumer	436	1	454	1	469	2	498	3	516	1

Total consumer	18,285	46	17,729	45	18,801	47	18,399	48	19,139	49

Total loans and leases	$40,260	100%	$39,959	100%	$40,679	100%	$38,924	100%	$39,012	100%

(1)	Loans acquired in the FDIC-assisted acquisition of Fidelity Bank are reflected in the above table effective March 31, 2012.
(2)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

As shown the table above, we have larger exposures associated with C&I and the home equity portfolios. We have an established process to measure and address concentration exposure to certain portfolio segments, project types, and industries.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 14 - Loan and Lease Portfolio by Collateral Type (1)

	2012						2011
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Secured loans:
Real estate—commercial	$9,278	23%	$9,398	23%	$9,326	24%	$9,557	25%	$9,554	24%
Real estate—consumer	13,573	33	13,467	33	13,470	34	13,444	35	13,065	33
Vehicles	6,096	15	5,650	14	6,623	16	6,021	16	6,898	18
Receivables/Inventory	5,046	13	5,026	13	4,749	12	4,450	12	4,297	11
Machinery/Equipment	2,639	7	2,759	7	2,536	6	1,994	5	1,864	5
Securities/Deposits	717	2	789	2	733	2	800	2	805	2
Other	1,110	3	1,043	3	983	2	1,018	1	1,103	3

Total secured loans and leases	38,459	96	38,132	95	38,420	96	$37,284	96%	37,586	96
Unsecured loans and leases	1,801	4	1,827	5	1,738	4	1,640	4	1,426	4

Total loans and leases	$40,260	100%	$39,959	100%	$40,158	100%	38,924	100%	$39,012	100%

(1)	Loans acquired in the FDIC-assisted acquisition of Fidelity Bank are reflected in the above table effective June 30, 2012.

Commercial Credit

The primary factors considered in commercial credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, cash flows from operations, industry sector trends, type and sufficiency of collateral, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. We utilize a centralized preview and senior loan approval committee, led by our chief credit officer. The risk rating (see next paragraph) and complexity of the credit determines the threshold for approval of the senior loan committee with a minimum credit exposure of $10.0 million. For loans not requiring senior loan committee approval, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all loan decisions and have the primary credit authority. For small business loans, we utilize a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve our commitment to the communities we operate in. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

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

While some C&I borrowers have been challenged by the continued weakness in the economy, problem loans have trended downward, reflecting a combination of proactive risk identification and effective workout strategies implemented by our SAD. Nevertheless, some borrowers may no longer have sufficient capital to withstand the extended stress and comply with the original terms of their credit agreements. We continue to focus attention on the portfolio management process to proactively identify borrowers that may be facing financial difficulty to assess all potential solutions. The impact of the economic environment is further evidenced by the level of line-of-credit activity, as borrowers continued to maintain relatively low utilization percentages.

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

In 2010, we segregated our CRE portfolio into core and noncore segments. We believe segregating noncore CRE from core CRE improved our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues. We have not subsequently added any CRE loans to the noncore portfolio.

In 2010, a CRE loan was generally considered core when the borrower was an experienced, well-capitalized developer in our Midwest footprint, and had either an established meaningful relationship with us that generated an acceptable return on capital or demonstrated the prospect of becoming one. The core CRE portfolio was $3.9 billion at September 30, 2012, representing 71% of total CRE loans. The performance of the core portfolio has met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance. Nonetheless, we do not anticipate an elevated level of problem loans in the core portfolio.

A CRE loan was generally considered noncore based on the lack of a substantive relationship outside of the loan product, with no immediate prospects for meeting the core relationship criteria. The noncore CRE portfolio declined from $1.8 billion at December 31, 2011, to $1.6 billion at September 30, 2012, and represented 29% of total CRE loans. Of the loans in the noncore portfolio at September 30, 2012, 71% were categorized as Pass, 95% had guarantors, 99% were secured, and 92% were located within our geographic footprint. However, it is within the noncore portfolio where most of the credit quality challenges exist. For example, $0.1 billion, or 7%, of related outstanding balances, are classified as NALs. SAD administered $0.7 billion, or 43%, of total noncore CRE loans at September 30, 2012. We expect to exit the majority of noncore CRE relationships over time through normal repayments and refinancings, possible sales, or the reclassification to a core CRE relationship if it expands to meet the core criteria.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 15 - Commercial Real Estate - Core vs. Noncore Portfolios

	September 30, 2012
(dollar amounts in millions)	Ending Balance	Prior NCOs	ACL $	ACL %	Credit Mark (2)	Nonaccrual Loans
Total core (1)	$3,891	$18	$95	2.44%	2.89%	$39
Noncore—SAD (3)	694	163	129	18.59	34.07	108
Noncore—Other	912	20	61	6.69	8.69	2

Total noncore	1,606	183	190	11.83	20.85	110

Total commercial real estate	$5,497	$201	$285	5.18%	8.53%	$149

	December 31, 2011
Total core	$3,978	$25	$125	3.14%	3.75%	$26
Noncore—SAD (3)	735	253	182	24.76	44.03	195
Noncore—Other	1,113	17	88	7.91	9.29	9

Total noncore	1,848	270	270	14.61	25.50	204

Total commercial real estate	$5,826	$295	$395	6.78%	11.27%	$230

(1)	Includes loans acquired in the FDIC-assisted acquisition of Fidelity Bank. The acquired loans were recorded at fair value with no associated ACL.
(2)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(3)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at September 30, 2012, declined $0.3 billion, or 6%, compared with December 31, 2011. Of this decline, 74% occurred in the noncore segment, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given the current market conditions.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At September 30, 2012, the ACL related to the noncore portfolio was 11.83%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 34.07% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

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

Effective with the 2012 third quarter, we identified certain loans within the consumer portfolio that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. Previously, we recorded the charge-off when the loan reached 60-days past due and did not classify these loans as TDRs. Many of these loans were current, with many borrowers having paid according to the contractual terms for several years. This change increased NCOs by $33.0 million, NALs by $63.0 million, and TDRs by $71.0 million across the automobile, residential mortgage, and home equity portfolios. We continue to evaluate the appropriate accounting treatment of subsequent customer payments on these Chapter 7 bankruptcy NALs.

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

During the 2012 first quarter, we transferred automobile loans totaling $1.3 billion to a trust in a securitization transaction. Also, in the 2012 second quarter, $1.3 billion of automobile loans were transferred to loans held for sale, in anticipation of another automobile loan securitization that was completed in October 2012. Additional information regarding these securitization transactions is located in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements.

RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. The continued stress on home prices has caused the performance in these portfolios to remain weaker than historical levels. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated in 2006 and earlier. We continue to evaluate all of our policies and processes associated with managing these portfolios. Our loss mitigation and foreclosure activities are consolidated in one location under common management. This structure allows us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.

Table 16 - Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	09/30/12	12/31/11	09/30/12	12/31/11	09/30/12	12/31/11
Ending balance	$4,214	$3,815	$4,167	$4,400	$5,192	$5,228
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	77%	77%
Portfolio weighted average FICO score(2)	751	749	735	734	737	731

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Originations	$1,302	$1,392	$446	$630	$818	$1,102
Origination weighted average LTV ratio(1)	72%	71%	80%	82%	84%	84%
Origination weighted average FICO score(2)	771	768	758	759	754	758

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

At September 30, 2012, 50% of our home equity portfolio was secured by first-lien mortgages. The credit risk profile is substantially reduced when we hold a first-lien position. During the first nine-month period of 2012, 75% of our home equity portfolio originations were secured by a first-lien mortgage. We focus on high quality borrowers primarily located within our footprint. The majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month. Additionally, since we focus on developing complete relationships with our customers, many of our home equity borrowers are utilizing other products and services. The combination of high quality borrowers as measured by financial condition and FICO score, as well as the concentration of first-lien position loans, provides a high degree of confidence regarding the performance of the 2009-2012 originations.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment. As previously discussed, a significant portion of recent originations are secured by first-liens on the underlying property as high quality borrowers take advantage of the low variable-rates available with a line-of-credit.

We believe we have underwritten credit conservatively within this portfolio. We have not originated home equity loans or lines-of-credit with an LTV at origination greater than 100%, except for infrequent situations with high quality borrowers. However, declines in housing prices have decreased the value of the collateral for this portfolio and have caused a portion of the portfolio to have an LTV greater than 100%. These higher LTV ratios are directly correlated with borrower payment patterns and are a focus of our Loss Mitigation and Home Saver groups. Effective in the 2012 third quarter, we no longer originate junior-lien loans with an LTV greater than 90%.

We obtain a property valuation for every loan or line-of-credit as part of the origination process, and the valuation is reviewed by a real estate professional in conjunction with the credit underwriting process. The type of property valuation obtained is based on a series of credit parameters, and ranges from an AVM with a property inspection to a complete walkthrough appraisal. While we believe an AVM estimate is an appropriate valuation source for a portion of our home equity lending activities, we continue to re-evaluate all of our policies on an on-going basis with the intent of ensuring complete independence in the requesting and reviewing of real estate valuations associated with loan decisions. We update values as appropriate, and in compliance with applicable regulations, for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.

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

We continue to identify situations where borrowers make a purposeful financial decision to stop making required payments on the junior-lien loan, and in some cases, the first-lien loan. This strategic default scenario is generally associated with borrowers that have very limited or no history of delinquency. These accounts also tend to migrate quickly from a current status to charge-off without the historical stops at each delinquency stage. The resulting increase in the relative speed of the migration from current status to charge-off represents a negative impact to the longer term performance of the portfolio. Although the collateral value assessment is an important component of the overall credit risk analysis, there are very few instances of available equity in junior-lien default situations.

Further, in January 2012, regulatory guidance was published addressing specific risks and required actions associated with junior-lien loans. As a result of this guidance, effective with the 2012 first quarter, any junior-lien loan associated with a nonaccruing first-lien loan is also placed on nonaccrual status. This action resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter. Also contained in the regulatory guidance was an item associated with maturing HELOCs. Even in situations where the product contains an amortization period at the conclusion of the draw period, we believe it is likely that there will be a payment shock to the borrower at the end of the interest-only draw period. This is a risk embedded in the portfolio that we address with proactive contact strategies beginning 180 days prior to maturity. In certain circumstances, our Home Savers team is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

Residential Mortgage Portfolio

We focus on higher quality borrowers and underwrite all applications centrally. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. We will continue to evaluate the impact of the recently issued Basel III NPRs on our residential mortgage origination policies.

All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

At September 30, 2012, 51% of our total residential mortgage loan portfolio had adjustable rates. At September 30, 2012, ARM loans that were expected to have rates reset totaled $1.7 billion through 2015. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. We utilize these programs to enhance our existing strategies of working closely with our customers. During the nine-month period ended September 30, 2012, we closed $659 million in HARP residential mortgages and $16 million in HAMP residential mortgages. The HARP residential mortgage loans are considered current and are either part of our residential mortgage portfolio or serviced for others. The HAMP refinancings are associated with residential mortgages that are serviced for others.

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

Credit quality performance in the 2012 third quarter, reflected overall continued improvement. NALs declined 6% to $445.0 million compared to the prior quarter, despite the impact of $63.0 million of NAL additions as a result of Chapter 7 bankruptcy loans. NCOs increased compared to the prior quarter solely as a result of the $33.0 impact of NCOs related to Chapter 7 bankruptcy loans. Commercial criticized and commercial classified loans declined significantly reflecting the continued improvement in the commercial portfolio. The ACL to total loans ratio declined to 2.09% and our ACL coverage ratios remained at appropriate levels. Our ACL as a percentage of NPAs remained strong at 189%.

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

C&I and CRE loans are placed on nonaccrual status at 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. However, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan is determined to be collateral dependent, the consumer loan is placed on nonaccrual status.

When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 17 - Nonaccrual Loans and Leases and Nonperforming Assets

	2012			2011
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Nonaccrual loans and leases:
Commercial and industrial	$109,452	$133,678	$142,492	$201,846	$209,632
Commercial real estate	148,986	219,417	205,105	229,889	257,086
Automobile	11,814	—	—	—	—
Residential mortgage	123,140	75,048	74,114	68,658	61,129
Home equity	51,654	46,023	45,847	40,687	37,156

Total nonaccrual loans and leases(1)	445,046	474,166	467,558	541,080	565,003
Other real estate owned, net
Residential(2)	23,640	21,499	31,850	20,330	18,588
Commercial	30,566	17,109	16,897	18,094	19,418

Total other real estate owned, net	54,206	38,608	48,747	38,424	38,006
Other nonperforming assets(3)	10,476	10,476	10,772	10,772	10,972

Total nonperforming assets	$509,728	$523,250	$527,077	$590,276	$613,981

Nonaccrual loans as a % of total loans and leases	1.11%	1.19%	1.15%	1.39%	1.45%
Nonperforming assets ratio(4)	1.26	1.31	1.29	1.51	1.57

(1)	September 30, 2012, includes $63.0 million Chapter 7 bankruptcy NALs.
(2)	Residential real estate owned acquired in the FDIC-assisted Fidelity Bank acquisition are reflected in the above table effective March 31, 2012.
(3)	Other nonperforming assets represent an investment security backed by a municipal bond.
(4)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate.

The $13.5 million, or 3%, decline in NPAs compared with June 30, 2012, primarily reflected:

•

$70.4 million, or 32%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD. Additionally, one relatively large-dollar NAL was transferred to OREO during the current quarter. Although we anticipate some degree of quarter-to-quarter volatility in our NAL levels, we expect that the overall trend will continue to be lower.

•

$24.2 million, or 18%, decline in C&I NALs, reflecting problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our SAD. The decline was associated with loans throughout our footprint, with no specific industry concentration.

Partially offset by:

•

$48.1 million, or 64%, increase in residential mortgage NALs, primarily driven by $46.3 million of Chapter 7 bankruptcy NALs. The NAL balances have been written down to net realizable value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans.

•	$15.6 million, or 40%, increase in OREO, primarily reflecting one relatively large-dollar CRE NAL transferred to OREO during the current quarter.

•	$11.8 million increase in automobile NALs, entirely reflecting Chapter 7 bankruptcy NALs. Prior to the implementation of this guidance, automobile loans were not placed on nonaccrual status.

•

$5.6 million, or 12%, increase in home equity NALs, primarily driven by $4.9 million of Chapter 7 bankruptcy NALs. The NAL balances have been written down to net realizable value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans.

As part of our loss mitigation process, we reunderwrite, modify, or restructure loans when borrowers are experiencing payment difficulties, based on the borrower’s ability to repay the loan.

Compared with December 31, 2011, NPAs decreased $80.5 million, or 14%, primarily reflecting:

•

$92.4 million, or 46%, decline in C&I NALs, reflecting both NCO activity and problem credit resolutions, including payoffs. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•	$80.9 million, or 35%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs.

Partially offset by:

•

$54.5 million, or 79%, increase in residential mortgage NALs, reflecting $46.3 million of Chapter 7 bankruptcy NALs. The remaining portion of the increase reflects the continued softness in residential real estate property values. The NAL balances have been written down to net realizable value, less anticipated selling costs, which substantially limits any significant future risk of additional loss on these loans.

•	$15.8 million, or 41%, increase in OREO, primarily reflecting one relatively large-dollar CRE NAL transferred to OREO during the 2012 third quarter.

•	$11.8 million increase in automobile NALs, entirely reflecting Chapter 7 bankruptcy loans. Prior to the implementation of this guidance, automobile loans were not placed on nonaccrual status.

•

$11.0 million, or 27%, increase in home equity NALs, reflecting $4.9 million of Chapter 7 bankruptcy loans, as well as the implementation of other regulatory guidance in the 2012 first quarter (see ACL section) which resulted in an increase in home equity NALs of $8.7 million in the 2012 first quarter.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 18 - Accruing and Nonaccruing Troubled Debt Restructured Loans

	2012			2011
(dollar amounts in thousands)	September 30,	June 30,	March 31, (1)	December 31,	September 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$55,809	$57,008	$53,795	$54,007	$77,509
Commercial real estate	222,155	202,190	231,923	249,968	244,089
Automobile	33,719	34,460	35,521	36,573	37,371
Home equity	92,763	66,997	59,270	52,224	47,712
Residential mortgage	280,890	298,967	294,836	309,678	304,365
Other consumer	2,644	3,038	4,233	6,108	4,513

Total troubled debt restructured loans—accruing	687,980	662,660	679,578	708,558	715,559

Troubled debt restructured loans—nonaccruing:
Commercial and industrial	28,859	35,535	26,886	48,553	27,410
Commercial real estate	20,284	55,022	39,606	21,968	46,854
Automobile	11,814	—	—	—	—
Home equity	7,756	374	334	369	166
Residential mortgage	83,163	28,332	29,549	26,089	20,877
Other consumer	113	113	113	113	113

Total troubled debt restructured loans—nonaccruing	151,989	119,376	96,488	97,092	95,420

Total troubled debt restructured loans	$839,969	$782,036	$776,066	$805,650	$810,979

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered troubled debt restructured loans at March 31, 2012.

Our strategy is to structure the commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically a more aggressive strategy is put in place. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new legal agreement, they are included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

The types of concessions granted are consistent with those granted on new TDRs and are comprised of interest rate reductions, amortization or maturity date changes beyond what the collateral supports, principal forgiveness, covenant concessions, etc., based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and us.

Loans are not automatically considered to be accruing TDRs upon the granting of a new concession. Accrual status is determined based on delinquency status and whether collection of principal and interest is in doubt. If the loan is not 90-days past due and no loss is expected based on the modified terms, the modified TDR remains in accruing status. For loans that are on nonaccrual status before the modification, collection of both principal and interest must not be in doubt, and the borrower must be able to exhibit sufficient cash flows for a six-month period of time to service the debt in order to return to accruing status. This six-month period could extend before or after the restructure date.

The following table reflects TDR activity for each of the past five quarters:

Table 19 - Troubled Debt Restructured Loan Activity

	2012			2011
(dollar amounts in thousands)	Third	Second	First(1)	Fourth	Third
TDRs, beginning of period	$782,036	$776,066	$805,650	$810,979	$721,197
New TDRs(2)	196,707	94,837	136,237	99,603	170,800
Payments	(51,125)	(38,299)	(40,120)	(67,470)	(25,124)
Charge-offs	(22,537)	(16,551)	(25,042)	(7,440)	(12,376)
Sales	(3,978)	(1,840)	(5,036)	(8,089)	(5,310)
Refinanced to non-TDR	—	—	—	—	(4,851)
Transfer to OREO	(15,974)	(860)	(1,472)	(2,658)	(1,114)
Restructured TDRs—accruing(3)	(25,218)	(14,618)	(58,192)	(4,751)	(49,376)
Restructured TDRs—nonaccruing(3)	(13,833)	(10,833)	(30,388)	(23,825)	(8,235)
Other	(6,109)	(5,866)	(5,571)	9,301	25,368

TDRs, end of period	$839,969	$782,036	$776,066	$805,650	$810,979

(1)	No loans related to the FDIC-assisted Fidelity Bank acquisition were considered troubled debt restructured loans at March 31, 2012.
(2)	2012 third quarter includes $71.0 million Chapter 7 bankruptcy TDRs.
(3)	Represents existing commercial TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2012 third quarter was $37.0 million, compared with $36.5 million in the prior quarter and $43.6 million in the year-ago quarter. The provision for credit losses for the first nine-month period of 2012 was $107.9 million, compared with $128.8 million in the first nine-month period of 2011. (See Provision for Credit Losses discussion).

We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, we also consider the impact of collateral value trends and portfolio diversification.

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 20 - Allocation of Allowance for Credit Losses (1)

	2012						2011
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial
Commercial and industrial	$257,081	41%	$280,548	41%	$246,026	39%	$275,367	38%	$285,254	36%
Commercial real estate	280,376	13	305,391	14	339,494	14	388,706	14	418,895	15

Total commercial	537,457	54	585,939	55	585,520	53	664,073	52	704,149	51

Consumer
Automobile	33,281	11	30,217	10	36,552	12	38,282	11	49,402	14
Home equity	122,605	21	135,562	21	168,898	20	143,873	21	139,616	21
Residential mortgage	67,220	13	78,015	13	89,129	13	87,194	13	98,974	13
Other consumer	28,579	1	29,913	1	32,970	2	31,406	3	27,569	1

Total consumer	251,685	46	273,707	45	327,549	47	300,755	48	315,561	49

Total allowance for loan and lease losses	789,142	100%	859,646	100%	913,069	100%	964,828	100%	1,019,710	100%

Allowance for unfunded loan commitments	53,563		50,978		50,934		48,456		38,779

Total allowance for credit losses	$842,705		$910,624		$964,003		$1,013,284		$1,058,489

Total allowance for loan and leases losses as % of:
Total loans and leases(2)		1.96%		2.15%		2.24%		2.48%		2.61%
Nonaccrual loans and leases(3)		177		181		195		178		180
Nonperforming assets(4)		155		164		173		163		166
Total allowance for credit losses as % of: (1)
Total loans and leases(2)		2.09%		2.28%		2.37%		2.60%		2.71%
Nonaccrual loans and leases(3)		189		192		206		187		187
Nonperforming assets(4)		165		174		183		172		172

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases. Total loans and leases include loans acquired in the FDIC-assisted Fidelity Bank acquisition effective March 31, 2012.
(2)	Loans acquired in the FDIC-assisted Fidelity Bank acquisition are reflected in this calculation effective March 31, 2012.
(3)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual.
(4)	None of the loans acquired in the FDIC-assisted Fidelity Bank acquisition were considered nonaccrual, however, acquired other real estate owned properties are included in nonperforming assets, and are reflected in the calculation effective March 31, 2012.

The reduction in the ALLL compared with June 30, 2012 reflected a decline in all portfolios, except for the automobile portfolio. The declines in the C&I and CRE portfolios reflected significant improvements in the level of Criticized and Classified loans combined with lower CRE loan balances. The home equity portfolio declined as a result of a combination of the improving underlying asset quality and our view of expected future performance. The residential mortgage portfolio declined slightly as a result of the underlying asset quality, while the automobile portfolio increased slightly as a result of portfolio growth.

The ACL to total loans declined to 2.09% at September 30, 2012 compared to 2.60% at December 31, 2011. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. However, the overall economic conditions improved only slightly in the first nine-month period of 2012. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, we anticipate a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some of our retail and commercial borrowers.

The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Beginning in 2012, the trend of purposeful delinquencies or strategic defaults began to impact both NCO and NAL levels in the residential real estate secured portfolios. These borrower actions impacted writedowns and increased NAL levels in the residential mortgage and first-lien home equity portfolio, and NCOs in the junior-lien home equity portfolio. Given the combination of these noted factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs.

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

The following table reflects NCO detail for each of the last five quarters:

Table 21 - Quarterly Net Charge-off Analysis

	2012			2011
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$13,023	$15,678	$28,495	$10,913	$17,891
Commercial real estate:
Construction	(280)	(1,531)	(1,186)	(2,471)	1,450
Commercial	17,654	30,709	11,692	30,854	22,990

Commercial real estate	17,374	29,178	10,506	28,383	24,440

Total commercial	30,397	44,856	39,001	39,296	42,331

Consumer:
Automobile	4,019	449	3,078	4,237	3,863
Home equity	46,596	21,045	23,729	23,419	26,222
Residential mortgage	16,880	10,786	10,570	9,732	11,562
Other consumer	7,203	7,109	6,614	7,233	6,577

Total consumer	74,698	39,389	43,991	44,621	48,224

Total net charge-offs	$105,095	$84,245	$82,992	$83,917	$90,555

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.32%	0.39%	0.77%	0.31%	0.52%
Commercial real estate:
Construction	(0.20)	(1.05)	(0.79)	(1.85)	0.87
Commercial	1.37	2.24	0.89	2.27	1.69

Commercial real estate	1.21	1.92	0.72	1.91	1.60

Total commercial	0.55	0.81	0.75	0.78	0.86

Consumer:
Automobile	0.40	0.04	0.27	0.30	0.25
Home equity	2.23	1.01	1.15	1.15	1.31
Residential mortgage	1.30	0.82	0.82	0.77	0.97
Other consumer	6.49	6.15	5.45	5.66	5.05

Total consumer	1.65	0.83	0.95	0.92	0.99

Net charge-offs as a % of average loans	1.05%	0.82%	0.85%	0.85%	0.92%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the revised risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow and collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

Home equity NCO annualized percentages generally are greater than those of the residential mortgage portfolio as a result of the junior-lien loans. The opposite relationship in the first nine-month period of 2011 was the result of portfolio actions in the residential mortgage portfolio, including accelerated loss recognition and portfolio sales activity.

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

2012 Third Quarter versus 2012 Second Quarter

C&I NCOs decreased $2.7 million, or 17%. Current quarter NCOs were generally associated with smaller relationships and there was not any specific concentration in either geography or project type. Given the relatively low absolute level of NCOs in this portfolio, some level of volatility on a quarter to quarter basis is expected.

CRE NCOs decreased $11.8 million, or 40%. As with the C&I portfolio, some level of volatility on a quarter to quarter basis is expected.

Automobile NCOs increased $3.6 million, reflecting $2.0 million of Chapter 7 bankruptcy NCOs. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used automobiles. We anticipate continued strength in the used automobile market for the remainder of 2012 and into 2013.

Residential mortgage NCOs increased $6.1 million, or 56%, primarily reflecting the impact of Chapter 7 bankruptcy NCOs.

Home equity NCOs increased $25.6 million, or 121%, reflecting $23.1 million of Chapter 7 bankruptcy NCOs.

The table below reflects NCO activity for the first nine-month periods ended September 30, 2012 and 2011:

Table 22 - Year to Date Net Charge-off Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2012	2011
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$57,196	$78,786
Commercial real estate:
Construction	(2,997)	33,995
Commercial	60,055	85,723

Commercial real estate	57,058	119,718

Total commercial	114,254	198,504

Consumer:
Automobile	7,546	10,830
Home equity	91,370	78,378
Residential mortgage	38,236	46,949
Other consumer	20,926	18,511

Total consumer	158,078	154,668

Total net charge-offs	$272,332	$353,172

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.48%	0.78%
Commercial real estate:
Construction	(0.68)	7.41
Commercial	1.51	2.01

Commercial real estate	1.29	2.54

Total commercial	0.70	1.35

Consumer:
Automobile	0.22	0.24
Home equity	1.47	1.33
Residential mortgage	0.98	1.36
Other consumer	6.03	4.58

Total consumer	1.14	1.09

Net charge-offs as a % of average loans	0.90%	1.22%

2012 First Nine Months versus 2011 First Nine Months

C&I NCOs decreased $21.6 million, or 27%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was not any concentration in either geography or project type.

CRE NCOs decreased $62.7 million, or 52%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was no concentration in either geography or project type, and the NCOs were generally associated with small relationships. The performance of the portfolio was consistent with our expectations.

Automobile NCOs decreased $3.3 million, or 30%, despite the $2.0 impact of Chapter 7 bankruptcy NCOs in the current year-to-date period. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs increased $13.0 million, or 17%, and included $23.1 million of Chapter 7 bankruptcy NCOs. Despite the increase as a result of the Chapter 7 bankruptcy loans, the decline in the remaining portion of the portfolio is consistent with our expectations. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for junior-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.

Residential mortgage NCOs declined $8.7 million, or 19%, despite $7.9 million of Chapter 7 bankruptcy NCOs. The decline reflects improvement in the overall economy compared to the year-ago period.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Interest rate risk is the risk to earnings and value of equity arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

In the following, we discuss the impact on earnings and equity from changes in interest rates. In recent quarters, due to the absolute low levels of interest rates, the analysis of the impact from a decline in rates has become less meaningful. The reason for this is that current interest rates are lower than the modeled impact (usually a gradual or sudden decline in interest rates of 100 and 200 basis points). Accordingly, where appropriate, we use rate floors in the analysis to ensure that modeled rates do not go below 0%.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is calculated and reported to the ALCO and ROC monthly. The information reported includes the identification of any policy limits exceeded, along with an assessment that describes the policy limit breach and outlines the action plan and timeline for resolution, mitigation, or assumption of the risk. We use two approaches to model interest rate risk: income simulation (known as ISE analysis) and economic value analysis (known as EVE analysis). We use ISE to measure the sensitivity of forecasted interest sensitive earnings to changes in market rates over a one-year period. Although we classify BOLI, automobile operating lease assets, and cash balances held at the Federal Reserve Bank as noninterest-earning assets, and the net revenue from these assets is recorded in noninterest income and noninterest expense, we include these portfolios in the ISE because they have attributes similar to interest-earning assets. We use EVE to measure the sensitivity of period-end assets and liabilities to changes in market interest rates. We measure EVE on a net tangible equity basis, excluding ALLL and AULC reserves. The major difference between ISE and EVE is that ISE uses a forecasted balance sheet to determine the sensitivity of earnings to market interest rates, while EVE is a point in time valuation of the net equity position.

The models used for both ISE and EVE consider prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other assets and liabilities. Both also include the effects of derivatives, such as interest rate swaps, caps, floors, and other types of interest rate options. Unlike EVE, ISE also considers balance sheet growth assumptions.

ISE first determines a baseline scenario for interest sensitive earnings using market interest rates implied by the forward yield curve as of the period-end. We use alternative scenarios, usually involving gradual (ramps) and immediate (shocks) rate changes, to determine any changes in net interest income and margin versus the baseline scenario. In addition to standard ramps and shocks, ISE uses other interest rate scenarios that alter the shape of the yield curve (e.g., a flatter or steeper yield curve), or hold current interest rates constant for the entire measurement period. ISE also uses alternative scenarios to measure short-term repricing risks, such as the impact of LIBOR-based interest rates rising or falling faster than the Prime rate.

The ISE analysis used in the following table reflects the analysis used monthly by management. It models gradual +/-100 and +/-200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. We use rate floors in the analysis so that market interest rates will not fall below 0% for the -100 and -200 basis point scenarios. The table below shows the results of these scenarios as of September 30, 2012, and December 31, 2011. All of the positions were within the board of directors’ policy limits for those periods.

Table 23 - Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2012	-2.7	-1.9	1.5	2.9
December 31, 2011	-3.6	-2.3	1.8	3.4

The ISE at risk reported at September 30, 2012, shows that we are asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that more assets (primarily Libor-indexed loans to customers) than liabilities (primarily non-maturity deposits) will reprice over the modeled one-year period. The results for September 30, 2012 and December 31, 2011 are very similar, except that the level of asset sensitivity is lower for all rate movements at September 30, 2012. The reason for the difference between the periods is the shift in liabilities from time deposits to non-maturity deposits during 2012.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates. The table compares the ISE analysis for selected Huntington portfolios to a portfolio that assumes 100% sensitivity to changes in interest rates. We calculate the percent change in interest income/expense as the change in the simulated Huntington portfolio divided by the change in the 100% sensitive portfolio. Due to the absolute low level of rates, the results for the -100 and -200 basis point parallel ramps are not meaningful (NM), since the portfolio that is 100% sensitive to rate movements does not use rate floors and rates can decline below 0%. However, the results for the +100 and +200 basis point ramps do confirm the asset sensitive nature of the portfolio. In both the +100 and +200 basis point ramps, interest income for total loans (36.8% and 38.1%, respectively) increases faster than interest expense for interest bearing deposits (31.7% and 33.0%, respectively) as Libor-based loans are more sensitive to rate movements than managed rate, non-maturity deposits. Additionally, total borrowings show changes in interest expense of 73.6% and 78.3% for +100 and +200 basis point scenarios, respectively. Since total borrowings represent a small percentage of total interest-sensitive liabilities, the financial impact of their sensitivity to rising rates is minimal.

Table 24 - Interest Income/Expense Sensitivity

	Percent of Total Earning Assets (1)	Percent Change in Interest Income/Expense for a Given Change in Interest Rates Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-200		-100		+100	+200
Total loans	78%	NM	%	NM	%	36.8%	38.1%
Total investments and other earning assets	22	NM		NM		28.8	26.5
Total interest sensitive income		NM		NM		34.4	35.1

Total interest-bearing deposits	66	NM		NM		31.7	33.0
Total borrowings	5	NM		NM		73.6	78.3
Total interest-sensitive expense		NM		NM		35.8	37.4

(1)	At September 30, 2012.

The EVE analysis used in the following table reflects the analysis used monthly by management. It models immediate +/-100 and +/-200 basis points parallel shifts in market interest rates, beyond the interest rate change implied by the forward yield curve. The table below shows the results of the scenarios at September 30, 2012, and December 31, 2011. The board of directors has established policy limits for this analysis and the results below were within the limits at September 30, 2012 and December 31, 2011.

Table 25 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2012	-2.8	-1.2	-0.9	-3.8
December 31, 2011	-1.5	0.8	-1.7	-4.6

The EVE at risk reported at September 30, 2012, shows that as interest rates increase (decrease) immediately, the value of the net equity position will decrease (increase), since the amount and duration of the assets is longer than the amount and duration of liabilities. When interest rates rise, assets lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The results for the -100 and -200 basis point scenarios are less meaningful because in many cases market rates are already lower than the amount of the interest rate shock. The results for the +100 and +200 basis point scenarios reflect the increase in the duration of liabilities, primarily non-maturity deposit balances, and the increase in the amount of fixed rate investment securities, from December 31, 2011 to September 30, 2012.

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2012 for loans, investments, deposits, and borrowings. We measure the change in economic value for each portfolio as the percent change from the base economic value for that portfolio. As above, the results in the -100 and -200 basis point scenarios are less meaningful, since market rates are in many cases already lower than the amount of the shock. However, in the +100 and +200 basis point scenarios, the analysis shows the benefit related to higher non-maturity deposit balances. Most of the negative impact in total net tangible assets in the +100 & +200 basis point scenarios is offset by total net tangible liabilities, the largest component of which are non-maturity deposits.

Table 26 - Economic Value Sensitivity

	Percent of Total Net Tangible Assets (1)	Percent Change in Economic Value for a Given Change in Interest Rates Over /(Under) Base Case Parallel Shocks
Basis point change scenario		-200	-100	+100	+200

Total loans	71%	0.8%	0.7%	-1.4%	-2.8%
Total investments and other earning assets	20	1.6	1.4	-2.7	-5.8
Total net tangible assets (2)		1.0	0.8	-1.6	-3.4
Total deposits	83	-1.7	-1.2	1.8	3.4
Total borrowings	5	-0.4	-0.3	0.8	1.4
Total net tangible liabilities (3)		-1.7	-1.2	1.7	3.3

(1)	At September 30, 2012.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At September 30, 2012, we had a total of $108.1 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $108.1 million, $36.6 million was recorded using the fair value method, and $71.5 million was recorded using the amortization method.

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

The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, and can maintain sufficient levels of on-hand liquidity, under both normal business as usual and unanticipated stressed circumstances. The ALCO was appointed by our ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Contingency funding plans are in place, which measure forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2012, these core deposits funded 78% of total assets (110% of total loans). At September 30, 2012 and December 31, 2011, total core deposits represented 95% of total deposits.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $1.5 billion from December 31, 2011, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $15.1 million and $26.2 million at September 30, 2012 and December 31, 2011, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.1 billion and $1.7 billion at September 30, 2012 and December 31, 2011, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 27 - Deposit Composition

	2012						2011
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
By Type
Demand deposits—noninterest-bearing	$12,680	27%	$12,324	27%	$11,797	26%	$11,158	26%	$9,502	22%
Demand deposits—interest-bearing	5,909	13	6,060	13	6,126	14	5,722	13	5,763	13
Money market deposits	14,926	32	13,756	30	13,169	29	13,117	30	13,759	32
Savings and other domestic deposits	4,949	11	4,961	11	4,954	11	4,698	11	4,711	11
Core certificates of deposit	5,817	12	6,508	14	6,920	15	6,513	15	7,084	16

Total core deposits	44,281	95	43,609	95	42,966	95	41,208	95	40,819	94
Other domestic deposits of $250,000 or more	352	1	260	1	325	1	390	1	421	1
Brokered deposits and negotiable CDs	1,795	4	1,888	4	1,276	3	1,321	3	1,535	4
Deposits in foreign offices	313	—	319	—	442	1	361	1	445	1

Total deposits	$46,741	100%	$46,076	100%	$45,009	100%	$43,280	100%	$43,220	100%

Total core deposits:
Commercial	$19,207	43%	$18,324	42%	$17,101	40%	$16,366	38%	$15,526	38%
Consumer	25,074	57	25,285	58	25,865	60	24,842	62	25,293	62

Total core deposits	$44,281	100%	$43,609	100%	$42,966	100%	$41,208	100%	$40,819	100%

Management expects the FDIC to allow the extended or unlimited coverage for noninterest-bearing accounts to expire on December 31, 2012, as scheduled. We anticipate the expiration of the FDIC coverage will have a minimal impact on our liquidity position.

Table 28 - Federal Funds Purchased and Repurchase Agreements

	2012			2011
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,249	$1,191	$1,482	$1,434	$2,201
Other short-term borrowings	11	15	22	7	24

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.19%	0.14%	0.17%	0.16%
Other short-term borrowings	1.99	1.57	0.81	2.74	1.01

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,464	$1,286	$1,590	$1,752	$2,431
Other short-term borrowings	16	26	23	18	53

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,315	$1,365	$1,501	$1,707	$2,200
Other short-term borrowings	15	26	11	21	51

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.15%	0.14%	0.17%	0.16%
Other short-term borrowings	1.67	0.92	1.76	0.95	0.56

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. These sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At September 30, 2012, total wholesale funding was $5.2 billion, a decrease from $6.6 billion at December 31, 2011. During the 2012 second quarter, Bank obligations of $600 million matured. An additional $65 million of Bank obligations will mature in October 2012.

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

Table 29 - Federal Reserve and FHLB Borrowing Capacity

	September 30,	December 31,
(dollar amounts in billions)	2012	2011
Loans and securities pledged:
Federal Reserve Bank	$10.3	$10.5
FHLB	8.6	8.3

Total loans and securities pledged	$18.9	$18.8
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$11.0	$10.5

On October 11, 2012, The Huntington National Bank, a wholly owned subsidiary of Huntington, sold $1.0 billion of automobile loans and installment sales contracts to Huntington Auto Trust 2012-2, a newly formed statutory trust established by The Huntington National Bank, in a transaction that was accounted for as a sale under generally accepted accounting principles. Huntington Auto Trust 2012-2 acquired the loans with proceeds of the issuance of $1.0 billion of asset-backed notes in transactions exempt from registration under the Securities Act of 1933, as amended.

At September 30, 2012, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At September 30, 2012 and December 31, 2011, the parent company had $0.9 billion, respectively, in cash and cash equivalents.

Based on the current quarterly dividend of $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $34.2 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2012, without regulatory approval. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the common and preferred dividends previously discussed, the parent company does not have any significant cash demands. There are no maturities of parent company obligations until 2013, when a debt maturity of $50.0 million is payable. It is our policy to keep operating cash on hand at the parent company to satisfy any cash demands for a minimum of the next 18 months.

We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2012 plan year. The Bank and other subsidiaries fund approximately 90% of pension contributions. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. Any additional pension contributions are not expected to significantly impact liquidity. Although not required, Huntington made a $75 million contribution to the Plan in the 2012 third quarter.

During the first nine months of 2012, we redeemed $194.3 million of trust preferred securities, resulting in a net gain of $0.8 million. The trust preferred securities were redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions were funded from our existing cash and were consistent with the capital plan we submitted to the Federal Reserve.

Considering the factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Basel III includes short-term liquidity (Liquidity Coverage Ratio) and long-term funding (Net Stable Funding Ratio) standards. The Liquidity Coverage Ratio, which is scheduled to take effect on January 1, 2015, is designed to ensure that banking organizations maintain an adequate level of cash, or assets that can readily be converted to cash, to meet potential short-term liquidity needs. The Net Stable Funding Ratio, which is scheduled to take effect by January 1, 2018, is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. These requirements are subject to change by our banking regulators.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2012, we had $0.5 billion of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $0.5 billion are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At September 30, 2012 and December 31, 2011, we had commitments to sell residential real estate loans of $866.9 million and $629.0 million, respectively. These contracts mature in less than one year.

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

To mitigate operational risks, we have established a senior management Operational Risk Committee and a senior management Legal, Regulatory, and Compliance Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. Both of these committees report any significant findings and recommendations to the Risk Management Committee. Additionally, potential concerns may be escalated to our ROC, as appropriate.

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, and enhance our overall performance.

Representation and Warranty Reserve

We primarily conduct our mortgage loan sale and securitization activity with FNMA and FHLMC. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. We have a reserve for such losses, which is included in accrued expenses and other liabilities. The reserves are estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We currently do not have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.

The table below reflects activity in the representations and warranties reserve:

Table 30 - Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2012			2011
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Reserve for representations and warranties, beginning of period	$26,298	$24,802	$23,218	$23,854	$24,497
Reserve charges	(2,833)	(2,677)	(2,056)	(4,736)	(3,340)
Provision for representations and warranties	4,003	4,173	3,640	4,100	2,697

Reserve for representations and warranties, end of period	$27,468	$26,298	$24,802	$23,218	$23,854

Table 31 - Mortgage Loan Repurchase Statistics

	2012			2011
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Number of loans sold	6,093	5,935	6,621	5,461	3,877

Amount of loans sold (UPB)	$992,310	$890,592	$1,008,055	$815,119	$529,722
Number of loans repurchased (1)	44	55	41	34	43
Amount of loans repurchased (UPB) (1)	$5,721	$8,998	$4,841	$5,019	$7,325

Number of claims received	139	227	134	101	96

Successful dispute rate (2)	44%	48%	46%	63%	27%

Number of make whole payments (3)	39	47	33	20	38
Amount of make whole payments (3)	$2,815	$2,130	$1,611	$1,156	$3,392

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

Foreclosure Documentation

Compared to the high volume servicers, we service a relatively low volume of residential mortgage foreclosures. We have reviewed our residential foreclosure process. We have not found evidence of financial injury to any borrowers from any foreclosure by the Bank that should not have proceeded. We continuously review our processes and controls to ensure that our foreclosure processes are appropriate.

Compliance Risk

Financial institutions are subject to several laws, rules, and regulations at both the federal and state levels. These broad-based mandates include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, and community reinvestment. Additionally, the volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and / or other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.

Capital

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

BASEL III and the Dodd-Frank Act

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The NPRs were in a comment period through October 22, 2012, and are subject to further modification by the Agencies.

We are currently evaluating the impact of the NPRs on our regulatory capital ratios and estimate a reduction of approximately 150 basis points to our BASEL I Tier I Common risk-based capital ratio based on our existing balance sheet composition. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements. For additional discussion, please see BASEL III and the Dodd-Frank Act section within the Capital section.

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

In October 2012, the Federal Reserve published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. We will be subject to the Federal Reserve’s supervisory stress tests beginning in late 2013, however as in the prior year, we are subject to CapPR and will conduct internal stress testing as part of the completion of our annual Capital Plan. We are required to submit our Capital Plan to the Federal Reserve no later than January 5, 2013.

In October 2012, the OCC issued its Annual Stress Test final rule. In that ruling, the OCC stipulated it will consult closely with the Federal Reserve to provide common stress scenarios for use at both the depository institution and holding company levels. The OCC has deferred the requirement for us to complete separate annual stress tests at the bank-level until 2013. For additional discussion, refer to the Updates to Risk Factors section located in the Additional Disclosures section of this MD&A.

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

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. At September 30, 2012, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

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

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 32 - Capital Adequacy

	2012			2011
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,422	$5,263	$5,164	$5,032	$5,037
Preferred shareholders’ equity	386	386	386	386	363

Total shareholders’ equity	5,808	5,649	5,550	5,418	5,400
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(144)	(159)	(171)	(175)	(188)
Other intangible assets deferred tax liability (1)	50	56	60	61	66

Total tangible equity (2)	5,270	5,102	4,995	4,860	4,834
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(363)

Total tangible common equity (2)	$4,884	$4,716	$4,609	$4,474	$4,471

Total assets	$56,443	$56,623	$55,877	$54,451	$54,979
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(144)	(159)	(171)	(175)	(188)
Other intangible assets deferred tax liability (1)	50	56	60	61	66

Total tangible assets (2)	$55,905	$56,076	$55,322	$53,893	$54,413

Tier 1 capital	$5,720	$5,714	$5,709	$5,557	$5,488
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(363)
Trust preferred securities	(335)	(449)	(532)	(532)	(565)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$4,949	$4,829	$4,741	$4,589	$4,510

Risk-weighted assets (RWA)	$48,147	$47,890	$46,716	$45,891	$44,376

Tier 1 common equity / RWA ratio (2)	10.28%	10.08%	10.15%	10.00%	10.17%

Tangible equity / tangible asset ratio (2)	9.43	9.10	9.03	9.02	8.88

Tangible common equity / tangible asset ratio (2)	8.74	8.41	8.33	8.30	8.22

Tangible common equity / RWA ratio (2)	10.14	9.85	9.86	9.75	10.08

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our Tier 1 common equity risk-based ratio improved 28 basis points to 10.28% at September 30, 2012, compared with 10.00% at December 31, 2011. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset, partially offset by an increase in risk-weighted assets, the repurchase of 10.2 million common shares, and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 33 - Regulatory Capital Data

		2012			2011
(dollar amounts in millions)		September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets	Consolidated	$48,147	$47,890	$46,716	$45,891	$44,376
	Bank	48,033	47,786	46,498	45,651	44,242
Tier 1 risk-based capital	Consolidated	5,720	5,714	5,709	5,557	5,488
	Bank	4,818	4,636	4,437	4,245	4,159
Tier 2 risk-based capital	Consolidated	1,192	1,190	1,186	1,221	1,216
	Bank	1,196	1,294	1,372	1,508	1,830
Total risk-based capital	Consolidated	6,912	6,904	6,895	6,778	6,704
	Bank	6,014	5,930	5,809	5,753	5,989
Tier 1 leverage ratio	Consolidated	10.29%	10.34%	10.55%	10.28%	10.24%
	Bank	8.68	8.42	8.24	7.89	7.79
Tier 1 risk-based capital ratio	Consolidated	11.88	11.93	12.22	12.11	12.37
	Bank	10.03	9.70	9.54	9.30	9.40
Total risk-based capital ratio	Consolidated	14.36	14.42	14.76	14.77	15.11
	Bank	12.52	12.41	12.49	12.60	13.54

The decrease in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2011, primarily reflected an increase in risk-weighted assets, the redemption of $194 million in trust preferred securities, the repurchase of 10.2 million common shares, and the impacts related to the payments of dividends, partially offset by an increase in retained earnings and a reduction in the disallowed deferred tax asset.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $5.8 billion at September 30, 2012, representing a $0.4 billion, or 7%, increase compared with December 31, 2011, primarily reflecting an increase in retained earnings.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On October 18, 2012, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in January 2013. Cash dividends of $0.04 per common share were also declared on January 19, 2012, April 18, 2012, and July 19, 2012. Our 2012 capital plan to the FRB (see Capital Planning section above) included the continuation of our current common dividend through the 2013 first quarter.

On October 18, 2012, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable in January 2013. Cash dividends of $21.25 per share were also declared on January 19, 2012, April 28, 2012, and July 19, 2012.

On October 18, 2012, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of approximately $7.60 per share. The dividend is payable in January 2013. Cash dividends of approximately $7.89 per share, approximately $7.92 per share, and approximately $8.18 per share were also declared on July 19, 2012, April 28, 2012, and January 19, 2012, respectively.

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

Our board of directors has authorized a share repurchase program consistent with our capital plan. During the three-month period ended September 30, 2012, we repurchased 3.7 million common shares at a weighted average share price of $6.70. During the nine-month period ended September 30, 2012, we repurchased 10.2 million common shares at a weighted average share price of $6.42.

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

The following table presents consumer checking account household OCR metrics:

Table 34 - Consumer Checking Household OCR Cross-sell Report

	2012			2011
	Third	Second	First	Fourth	Third
Number of households	1,203,508	1,167,413	1,134,444	1,095,638	1,073,708

Product Penetration by Number of Services
1 Service	4.3%	3.6%	3.7%	4.1%	4.4%
2-3 Services	19.8	20.4	21.2	22.4	22.8
4+ Services	75.9	76.0	75.1	73.5	72.8

Total revenue (in millions)	$246.0	$249.7	$236.5	$230.6	$251.9

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with over four products at the end of the 2012 third quarter was 75.9%, up from 73.5% at the end of last year. For the first nine-month period of 2012, consumer checking account households grew at a 12.7% annualized rate. Total consumer checking account household revenue in the 2012 third quarter was $246.0 million, down $3.8 million, or 2%, from the 2012 second quarter. Total consumer checking account household revenue was down $5.9 million, or 2%, from the year-ago quarter due to the Durbin amendment.

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

The following table presents commercial relationship OCR metrics:

Table 35 - Commercial Relationship OCR Cross-sell Report

	2012			2011
	Third	Second	First	Fourth	Third
Commercial Relationships	149,333	147,190	142,947	138,357	135,826

Product Penetration by Number of Services
1 Service	25.9%	26.5%	27.2%	28.4%	29.7%
2-3 Services	40.6	40.9	40.2	40.2	41.1
4+ Services	33.5	32.6	32.7	31.4	29.2

Total revenue (in millions)	$175.7	$189.2	$169.7	$175.4	$175.5

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing over four products at the end of the 2012 third quarter was 33.5%, up from 29.2% from the prior year. For the first nine-month period of 2012, commercial relationships grew at a 7.9% annualized rate. Total commercial relationship revenue in the 2012 third quarter was $175.7 million, down $13.5 million, or 7%, from the 2012 second quarter, and up $0.2 million, or 1.7%, higher than the year-ago quarter. This was primarily driven by capital markets activities.

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

Funds Transfer Pricing (FTP)

We use an active and centralized FTP methodology to attribute appropriate net interest income to the business segments. The intent of the FTP methodology is to eliminate all interest rate risk from the business segments by providing matched cash flows funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable term assets (or liabilities), and includes an estimate for the cost of liquidity (liquidity premium). Deposits of an indeterminate maturity receive an FTP credit based on a combination of average lives and replicating portfolio pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The denominator in the net interest margin calculation has been modified to add the amount of net funds provided by each business segment for all periods presented.

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

Net Income by Business Segment

We reported net income of $473.7 million during the first nine-month period of 2012. This compared with net income of $415.8 million during the first nine-month period of 2011. The segregation of net income by business segment for the first nine-month period of 2012 and 2011 is presented in the following table:

Table 36 - Net Income by Business Segment

	Nine Months Ended September 30,
(dollar amounts in thousands)	2012	2011
Retail and Business Banking	$72,957	$139,255
Regional and Commercial Banking	72,851	69,191
AFCRE	173,557	151,966
WGH	58,885	18,109
Treasury/Other	95,493	37,234

Total net income	$473,743	$415,755

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first nine-month period of 2012 is presented in the following table:

Table 37 - Average Loans/Leases and Deposits by Business Segment

	Nine Months Ended September 30, 2012
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,318	$9,549	$2,029	$785	$75	$15,756
Commercial real estate	554	385	4,776	169	(1)	5,883

Total commercial	3,872	9,934	6,805	954	74	21,639
Automobile	—	—	4,540	—	—	4,540
Home equity	7,446	22	1	825	11	8,305
Residential mortgage	1,033	8	—	4,155	5	5,201
Other consumer	354	5	89	40	(25)	463

Total consumer	8,833	35	4,630	5,020	(9)	18,509

Total loans and leases	$12,705	$9,969	$11,435	$5,974	$65	$40,148

Average Deposits
Demand deposits—noninterest-bearing	$4,667	$2,919	$492	$3,591	$221	$11,890
Demand deposits—interest-bearing	4,598	105	48	1,042	7	5,800
Money market deposits	7,541	1,776	248	4,050	1	13,616
Savings and other domestic deposits	4,740	13	15	156	—	4,924
Core certificates of deposit	6,280	25	2	105	6	6,418

Total core deposits	27,826	4,838	805	8,944	235	42,648
Other deposits	167	218	64	712	1,070	2,231

Total deposits	$27,993	$5,056	$869	$9,656	$1,305	$44,879

Retail and Business Banking

Table 38 - Key Performance Indicators for Retail and Business Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$656,216	$702,666	$(46,450)	(7)%
Provision for credit losses	103,233	94,825	8,408	9
Noninterest income	286,745	311,598	(24,853)	(8)
Noninterest expense	727,486	705,201	22,285	3
Provision for income taxes	39,285	74,983	(35,698)	(48)

Net income	$72,957	$139,255	$(66,298)	(48)%

Number of employees (full-time equivalent)	5,745	5,641	104	2%

Total average assets (in millions)	$14,283	$13,345	$938	7
Total average loans/leases (in millions)	12,705	11,953	752	6
Total average deposits (in millions)	27,993	28,734	(741)	(3)
Net interest margin	3.14%	3.25%	(0.11)%	(3)
NCOs	$121,785	$125,360	$(3,575)	(3)
NCOs as a % of average loans and leases	1.28%	1.40%	(0.12)%	(9)
Return on average common equity	6.9	13.1	(6.2)	(47)

2012 First Nine Months vs. 2011 First Nine Months

Retail and Business Banking reported net income of $73.0 million in the first nine-month period of 2012. This was a decrease of $66.3 million, or 48%, when compared to the year-ago period.

Results for the first nine months of the year were negatively impacted by the Durbin Amendment of the Dodd-Frank Act, which drove a net $32.6 million reduction in debit card income. This was less than an expected $51 million reduction because of offsetting account growth. Service charges on deposit accounts increased $14.2 million or 10% as a direct result of a 12.1% increase in the number of households. Demand deposit balances increased materially when compared to the year-ago period, including a 25% increase in noninterest-bearing demand deposits. Money market deposits were down 5% and core certificate of deposits were down 20% compared to the year-ago period due to a focus on deposit mix and funding margin management. Household growth continued to outperform expectations with marketing expenses marginally down compared to prior year. Finally, average portfolio loan balances were up 6% over the same period prior year, with a 13 basis point increase in the portfolio spread.

The decrease in net income reflected a combination of factors including:

•	$46.5 million, or 7%, decrease in net interest income.

•	$8.4 million, or 9%, increase in the provision for credit losses.

•	$24.9 million, or 8%, decrease in noninterest income.

•	$22.3 million, or 3%, increase in noninterest expense.

The decrease in net interest income from the year-ago period reflected:

•	$11.3 million of lower equity funding related to lower rate environment.

•	23 basis points decrease in deposit spread and $741 million decline in balances resulted in a $58.0 million reduction in net interest income.

Partially offset by:

•	$0.8 billion, or 6%, increase in total average loans and leases, with 13 basis point of increased spread providing $24.7 million of increased margin.

The increase in total average loans and leases from the year-ago period reflected:

•	$361 million, or 4%, increase in consumer loans driven by $403 million or 6% increase in home equity lines.

•	$279 million, or 9%, increase in the C&I portfolio.

The decrease in total average deposits from the year-ago period reflected:

•	$1.6 billion, or 20%, decrease in core certificate of deposits, which reflected continued focus on product mix in reducing the overall cost of deposits.

•	$0.4 billion, or 5%, decrease in money market deposits.

Partially offset by:

•	$0.9 billion, or 25%, increase in noninterest-bearing demand deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	$8.4 million, or 9%, increase in provision for credit losses reflected financial difficulties experienced primarily by our residential mortgage and home equity second-lien loan borrowers.

The decrease in noninterest income from the year-ago period reflected:

•	$31.5 million, or 34%, decrease in electronic banking income, reflecting the impact of the Durbin Amendment of the Dodd-Frank Act on debit card interchange income.

•	$6.7 million, or 27%, decrease in other income, as the prior period reflected an increased value in a loan servicing asset.

Partially offset by:

•	$14.2 million, or 10%, increase in deposit service charge income due to strong household and account growth in the checking portfolio.

•	$6.7 million, or 43%, increase in mortgage banking income due to higher loan originations.

The increase in noninterest expense from the year-ago period reflected:

•	$21.2 million, or 10%, increase in personnel costs primarily related to the addition of 41 Giant Eagle and 15 Meijer In-stores branches.

•	$42.8 million, or 20%, increase in expense allocations.

Partially offset by:

•	$36.4 million lower FDIC insurance expense.

•	$3.4 million lower expense for the amortization of intangibles.

Regional and Commercial Banking

Table 39 - Key Performance Indicators for Regional and Commercial Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$202,116	$178,787	$23,329	13%
Provision for credit losses	42,542	23,957	18,585	78
Noninterest income	100,724	94,657	6,067	6
Noninterest expense	148,219	143,040	5,179	4
Provision for income taxes	39,228	37,256	1,972	5

Net income	$72,851	$69,191	$3,660	5%

Number of employees (full-time equivalent)	710	662	48	7%
Total average assets (in millions)	$10,850	$9,062	$1,788	20
Total average loans/leases (in millions)	9,969	8,132	1,837	23
Total average deposits (in millions)	5,056	3,684	1,372	37
Net interest margin	2.79%	2.95%	(0.16)%	(5)
NCOs	$25,688	$38,619	$(12,931)	(33)
NCOs as a % of average loans and leases	0.34%	0.63%	(0.29)%	(46)
Return on average common equity	11.3	13.1	(1.8)	(14)

2012 First Nine Months vs. 2011 First Nine Months

Regional and Commercial Banking reported net income of $72.9 million for the first nine-month period of 2012. This was an increase of $3.7 million, or 5%, compared to the year-ago period. The increase in provision expense was impacted by a combination of significant loan growth and reserves allocated to new and specialty lines of business including Healthcare, Asset-Based Lending and Equipment Finance.

The Optimal Customer Relationship (OCR) initiative, which includes robust customer relationship planning, a referral tracking system, and new customer relationship management system, resulted in a 6% increase in loan originations in the first nine-month period of 2012 compared to the year-ago period. The increase in originations during the current period reflected the strategic decision to enter the syndications line of business further enhancing our Large Corporate and Middle Market capabilities, as well as our continued development of our vertical strategies. Additionally, the Commercial Relationship Manager sales teams were focused on the importance of deposit relationships, as well as partnering with Treasury Management to deliver customer-focused liquidity management solutions.

The increase in net income reflected a combination of factors including:

•	$23.3 million, or 13%, increase in net interest income.

•	$6.1 million, or 6%, increase in noninterest income.

Offset by:

•	$18.6 million, or 78%, increase in the provision for credit losses, primarily due to loan growth and reserves allocated to new and specialty lines of business.

•	$5.2 million, or 4%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:

•

$1.8 billion, or 23%, increase in total average loans and leases which reflected the strategic decision to enter the syndications line of business, as well as the continued development of our vertical strategies.

•	$1.4 billion, or 37%, increase in average total deposits.

Partially offset by:

•	17 basis point decrease in the net interest margin due to funds transfer pricing impacts over the past year.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.9 billion, or 73%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.8 billion, or 71%, increase in the equipment finance portfolio average balance which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications, as well as the purchase of a portfolio of municipal leases in late March 2012.

•

$0.2 billion, or 35%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

Partially offset by:

•	$0.2 billion, or 46%, decline in commercial loans managed by SAD reflecting improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.4 billion, or 40%, increase in average core deposits, which primarily reflected a $0.9 billion increase in average noninterest-bearing deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle Market accounts, such as Not-For-Profit universities, Healthcare, etc., contributed $0.8 billion of the balance growth, while Large Corporate accounts contributed $0.6 billion.

•	Strategic initiatives to deepen customer relationships, new and innovative product offerings, pricing discipline, and sales and retention initiatives.

The increase in the provision for credit losses from the year-ago period reflected:

•

A combination of significant loan growth and reserves allocated to new and specialty lines of business, partially offset by improved credit quality in the portfolio evidenced by a $12.9 million decrease in NCOs.

The increase in noninterest income from the year-ago period reflected:

•

$7.4 million, or 27%, increase in capital markets related income, including a $3.8 million, or 53%, increase in institutional brokerage income driven by stronger underwriting fees and fixed-income commissions compared to the prior year, a $3.3 million, or 28%, increase in sales of customer interest rate protection products, and a $0.3 million, or 4%, increase in foreign exchange revenue.

•	$2.3 million, or 11%, increase in commitment and other loan fees reflecting the deployment of the syndications line of business.

Partially offset by:

•	$1.3 million decrease in equipment finance fee income primarily reflecting gains on small ticket lease portfolios in 2011.

•

$1.3 million, or 4%, decrease in deposit service charge income and other Treasury Management related revenue reflecting the impact of earnings credits on the significant noninterest bearing deposit growth.

•	$1.0 million, or 47%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

The increase in noninterest expense from the year-ago period reflected:

•

$9.7 million, or 14%, increase in personnel costs, reflecting a 7% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$3.0 million, or 50%, increase in allocated FDIC insurance premiums reflecting the significant total asset growth.

•	$2.6 million, or 17%, increase in marketing and business development expense.

Partially offset by:

•	$4.9 million, or 51%, decrease in legal, outside appraisal, and consulting expense.

•	$3.3 million, or 16%, decrease in allocated overhead expense.

•	$1.0 million, or 53%, decrease in operating lease expense as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

•	$0.5 million, or 9%, decrease in outside data processing and other services.

Automobile Finance and Commercial Real Estate

Table 40 - Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$266,765	$271,510	$(4,745)	(2)%
Provision (reduction in allowance) for credit losses	(61,030)	(30,050)	30,980	(103)
Noninterest income	55,018	57,886	(2,868)	(5)
Noninterest expense	115,802	125,652	(9,850)	(8)
Provision for income taxes	93,454	81,828	11,626	14

Net income	$173,557	$151,966	$21,591	14%

Number of employees (full-time equivalent)	270	273	(3)	(1)%
Total average assets (in millions)	$12,548	$13,157	$(609)	(5)
Total average loans/leases (in millions)	11,435	13,150	(1,715)	(13)
Total average deposits (in millions)	869	782	87	11
Net interest margin	2.81%	2.70%	0.11%	4
NCOs	$69,549	$124,877	$(55,328)	(44)
NCOs as a % of average loans and leases	0.81%	1.27%	(0.46)%	(36)
Return on average common equity	38.6	29.3	9.3	32

2012 First Nine Months vs. 2011 First Nine Months

AFCRE reported net income of $173.6 million in the first nine-month period of 2012. This was an increase of $21.6 million when compared to the year-ago period.

Results for the current year continued to be positively impacted by lower provision for credit losses resulting from reductions in required reserve levels, as the underlying credit quality of the loan portfolios improved and stabilized. Also, contributing to the increase in net income was an increase in the amount of gain recognized on automobile securitizations. The net interest margin continues to improve, reflecting adherence to our risk-based pricing disciplines. Overall, loan balances have declined compared to a year ago as a result of auto loan securitization activities, as well as the continued planned reduction of our CRE portfolio. Indirect auto loan production levels remain strong with originations through the first nine months of 2012 totaling a record $3.1 billion, up from $2.8 billion in the year ago period.

The increase in net income primarily reflected a combination of factors including:

•	$31.0 million, or 103%, decline in the provision for credit losses.

•	$9.9 million, or 8%, decrease in noninterest expense.

Partially offset by:

•	$4.7 million, or 2%, decrease in net interest income.

•	$2.9 million, or 5%, decrease in noninterest income.

The decrease in net interest income from the year ago period reflected:

•

$1.4 billion, or 24%, decrease in the average consumer automobile portfolio. This decrease resulted from the $1.0 billion auto loan securitization completed in the 2011 third quarter, the $1.3 billion auto loan securitization completed in the 2012 first quarter, and a $0.2 billion sale of loans completed in the 2012 third quarter.

•

$0.3 billion, or 4%, decrease in our average commercial portfolio. This decrease primarily reflected a $0.5 billion decrease in CRE loans offset, in part, by a $0.3 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio.

Partially Offset by:

•

11 basis point increase in the net interest margin. This increase primarily reflected the continuation of a risk-based pricing strategy in the CRE portfolio that began in early 2009 and has resulted in improved spreads on CRE loan renewals and new business originated, as well as our maintaining pricing discipline on indirect auto loan originations.

The increase in total average deposits from the year-ago period reflected:

•

$76 million, or 10%, increase in average core deposits reflecting our commitment to strengthening relationships with core customers and prospects, as well as new commercial automobile dealer relationships.

The reduction in provision for credit losses from the year-ago period reflected:

•

$49.6 million, or 44%, decrease in CRE NCOs. Expressed as a percentage of related average balances, CRE NCO’s decreased to 1.25% in the first nine-month period of 2012 from 2.14% in the year-ago period.

•

$5.2 million, or 48%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.16% in the first nine-month period of 2012 compared to 0.24% in the year-ago period. These relatively lower charge-off levels reflect our consistent focus on high credit quality of originations combined with a continued strong resale market for used vehicles.

•	A reduction in required reserve levels, primarily due to lower levels of commercial NALs which totaled $139 million at September 30, 2012, down 46% compared to September 30, 2011.

The decrease in noninterest income from the year-ago period reflected:

•	$13.2 million, or 60%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

Partially offset by:

•

The $9.5 million, or 61%, increase in gain on sale of loans. This represents the difference in total gains on the securitization and sale of $1.5 billion of indirect auto loans during the first nine months of 2012 and the gain on the securitization and sale of $1.0 billion of indirect auto loans during the 2011 third quarter.

The decrease in noninterest expense from the year-ago period reflected:

•	$10.0 million, or 60%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

•

$4.2 million decrease in legal, professional and other outside service expense resulting from a decrease in collection related activities, as well as increased cost deferrals associated with origination activities.

•	$2.2 million, or 10%, decrease in personnel costs, which primarily related to higher origination related cost deferrals resulting from increased loan origination activities.

Partially offset by:

•	$8.9 million increase in allocated FDIC insurance expense.

Wealth Advisors, Government Finance, and Home Lending

Table 41 - Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent
Net interest income	$143,396	$145,614	$(2,218)	(2)%
Provision for credit losses	23,185	40,036	(16,851)	(42)
Noninterest income	250,370	187,443	62,927	34
Noninterest expense	279,988	265,161	14,827	6
Provision for income taxes	31,708	9,751	21,957	225

Net income	$58,885	$18,109	$40,776	225%

Number of employees (full-time equivalent)	2,089	2,041	48	2%

Total average assets (in millions)	$7,584	$6,633	$951	14
Total average loans/leases (in millions)	5,974	5,338	636	12
Total average deposits (in millions)	9,656	7,703	1,953	25
Net interest margin	1.87%	2.17%	(0.30)%	(14)
NCOs	$32,874	$48,002	$(15,128)	(32)
NCOs as a % of average loans and leases	0.73%	1.20%	(0.47)%	(39)
Return on average common equity	10.6	3.6	7.0	194
Mortgage banking origination volume (in millions)	$3,672	$2,798	$874	31
Noninterest income shared with other business segments(1)	35,281	31,295	3,986	13
Total assets under management (in billions)—eop	15.5	14.9	0.6	4
Total trust assets (in billions)—eop	66.1	61.6	4.5	7

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2012 First Nine Months vs. 2011 First Nine Months

WGH reported net income of $58.9 million in the first nine-month period of 2012. This was an increase of $40.8 million, or 225%, when compared to the year-ago period.

The improved results for 2012 were largely driven by an increase in mortgage banking revenue attributable to increased mortgage loan originations and the positive impact of net MSR hedge activity. Growth in loan and deposit balances was also very strong, as average loan balances increased 12% and average deposit balances increased 25%, with core deposits increasing by 37%. In the wealth management group, brokerage income declined $4.7 million, or 13%, from the prior period as a result of a reduction in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit. Trust and asset management income was flat the first nine months of 2011, although total trust assets increased to $66.1 billion.

The increase in net income reflected a combination of factors including:

•	$62.9 million, or 34%, increase in noninterest income.

•	$16.9 million, or 42%, decrease in the provision for credit losses.

Partially offset by:

•	$14.8 million, or 6%, increase in noninterest expense.

•	$2.2 million, or 2%, decrease in net interest income.

The decrease in net interest income from the year-ago period reflected:

•

30 basis point decrease in the net interest margin mainly due to compressed deposit margins resulting from declining rates and reduced funds transfer pricing rates on collateralized and shorter-term deposits.

Partially offset by:

•	$0.6 billion, or 12%, increase in average total loans and leases.

•	$2.0 billion, or 25%, increase in average total deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.6 billion, or 17%, increase in the residential mortgage portfolio driven by historically low interest rates.

The increase in average total deposits from the year-ago period reflected:

•	$1.4 billion increase in short-term commercial deposits.

•	$0.3 billion increase in deposits generated through the wealth management group.

The increase in noninterest income from the year-ago period reflected:

•	$63.3 million, or 149%, increase in mortgage banking income due to an increase in mortgage loan originations and the positive impact of net MSR activity.

•	$2.9 million, or 60%, increase in other noninterest income due primarily to a gain on sale of certain Low Income Housing Tax Credit investments.

Partially offset by:

•	$4.7 million, or 13%, decrease in brokerage income due to a decrease in annuity product sales partially offset by an increase in sales of market-linked certificates of deposit.

The increase in noninterest expense from the year-ago period reflected:

•	$11.1 million, or 22%, increase in other expenses, primarily due to loan system conversion costs, increased mortgage volume, and an increase in allocated costs.

•	$8.7 million, or 6%, increase in personnel costs, which reflected higher sales commissions and loan origination costs primarily related to the increased mortgage origination volume.

•	$5.8 million, or 29%, increase in outside data processing and other services, reflecting a mortgage system conversion and increased mortgage volume.

Partially offset by:

•	$7.0 million, or 54%, decrease in deposit and other insurance, primarily allocated FDIC insurance.

•	$2.4 million, or 96%, decrease in OREO and foreclosure expense, reflecting OREO expense now being booked in Treasury and Other.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions, including impacts from the implementation of the Budget Control Act of 2011 as well as the continuing economic uncertainty in the US, the European Union, and other areas; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing and results of governmental actions, examinations, reviews, reforms, and regulations including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2011 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.

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

Non-Regulatory Capital Ratios

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,

•	Tier 1 common equity to risk-weighted assets using Basel I and proposed Basel III definitions, and

•	Tangible common equity to risk-weighted assets using Basel I definition.

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

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) issued three Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The proposed NPRs were in a comment period through October 22, 2012, and are subject to further modification by the Agencies. See the Capital section within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Federal Reserve has issued a proposed rule that, in addition to the broader Basel III capital reforms, will implement the application of the Federal Reserve’s capital plans rule, including the requirement to maintain capital above 5% for the Tier 1 Common risk-based capital ratio under both expected and stressed conditions.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2012	2011
(dollar amounts in thousands, except number of shares)	September 30,	December 31,
Assets
Cash and due from banks	$797,601	$1,115,968
Interest-bearing deposits in banks	65,635	90,943
Trading account securities	91,970	45,899
Loans held for sale (includes $518,659 and $343,588 respectively, measured at fair value) (1)	1,852,919	1,618,391
Available-for-sale and other securities	7,778,568	8,078,014
Held-to-maturity securities	1,582,150	640,551
Loans and leases (includes $173,639 and $296,250 respectively, measured at fair value) (2)	40,260,417	38,923,783
Allowance for loan and lease losses	(789,142)	(964,828)

Net loans and leases	39,471,275	37,958,955

Bank owned life insurance	1,586,902	1,549,783
Premises and equipment	590,750	564,429
Goodwill	444,268	444,268
Other intangible assets	143,804	175,302
Accrued income and other assets	2,037,158	2,168,149

Total assets	$56,443,000	$54,450,652

Liabilities and shareholders’ equity
Liabilities
Deposits	$46,741,286	$43,279,625
Short-term borrowings	1,259,771	1,441,092
Federal Home Loan Bank advances	9,406	362,972
Other long-term debt (includes $123,039 at December 31, 2011, measured at fair value) (2)	185,613	1,231,517
Subordinated notes	1,306,273	1,503,368
Accrued expenses and other liabilities	1,133,047	1,213,978

Total liabilities	50,635,396	49,032,552

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,567	8,656
Capital surplus	7,551,509	7,596,809
Less treasury shares, at cost	(10,817)	(10,255)
Accumulated other comprehensive loss	(84,542)	(173,763)
Retained (deficit) earnings	(2,043,405)	(2,389,639)

Total shareholders’ equity	5,807,604	5,418,100

Total liabilities and shareholders’ equity	$56,443,000	$54,450,652

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	856,748,584	865,584,517
Common shares outstanding	855,485,376	864,406,152
Treasury shares outstanding	1,263,208	1,178,365
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2012	2011	2012	2011
Interest and fee income:
Loans and leases	$415,322	$432,788	$1,256,229	$1,300,746
Available-for-sale and other securities
Taxable	45,937	47,947	143,005	160,201
Tax-exempt	2,224	2,321	6,547	7,517
Held-to-maturity securities—taxable	5,592	5,059	14,844	6,346
Other	14,712	2,881	30,643	10,200

Total interest income	483,787	490,996	1,451,268	1,485,010

Interest expense:
Deposits	40,880	64,985	126,450	209,085
Short-term borrowings	544	932	1,685	2,737
Federal Home Loan Bank advances	135	234	690	669
Subordinated notes and other long-term debt	11,930	18,367	45,974	58,374

Total interest expense	53,489	84,518	174,799	270,865

Net interest income	430,298	406,478	1,276,469	1,214,145
Provision for credit losses	37,004	43,586	107,930	128,768

Net interest income after provision for credit losses	393,294	362,892	1,168,539	1,085,377

Service charges on deposit accounts	67,806	65,184	194,096	180,183
Trust services	29,689	29,473	90,509	90,607
Electronic banking	22,135	32,901	61,279	93,415
Mortgage banking	44,614	12,791	129,381	59,310
Brokerage	16,526	20,349	54,811	61,679
Insurance	17,792	17,220	54,051	51,564
Bank owned life insurance	14,371	15,644	42,275	48,065
Capital markets fees	11,805	11,256	35,242	26,729
Gain on sale of loans	6,591	19,097	37,492	29,060
Automobile operating lease income	2,146	5,890	8,798	22,044
Net gains on sales of securities	4,285	14	5,512	5,908
Impairment losses recognized in earnings on available-for-sale securities	(116)	(1,364)	(1,606)	(5,711)
Other income	23,423	30,104	88,366	88,418

Total noninterest income	261,067	258,559	800,206	751,271

Personnel costs	247,709	226,835	734,241	664,433
Outside data processing and other services	49,880	49,602	140,087	133,773
Net occupancy	27,599	26,967	82,152	82,288
Equipment	25,950	22,262	76,367	66,660
Deposit and other insurance expense	15,534	17,492	52,003	59,211
Marketing	20,178	22,251	58,319	59,248
Professional services	18,024	20,281	44,712	53,826
Amortization of intangibles	11,431	13,387	34,902	40,143
Automobile operating lease expense	1,619	4,386	6,656	16,656
OREO and foreclosure expense	4,982	4,668	14,038	12,997
Loss (Gain) on extinguishment of debt	1,782	—	(798)	—
Other expense	33,615	30,987	122,569	108,991

Total noninterest expense	458,303	439,118	1,365,248	1,298,226

Income before income taxes	196,058	182,333	603,497	538,422
Provision for income taxes	28,291	38,942	129,754	122,667

Net income	167,767	143,391	473,743	415,755
Dividends on preferred shares	7,983	7,703	24,016	23,110

Net income applicable to common shares	$159,784	$135,688	$449,727	$392,645

Average common shares—basic	857,871	863,911	861,543	863,542
Average common shares—diluted	863,588	867,633	866,768	867,446
Per common share:
Net income—basic	$0.19	$0.16	$0.52	$0.45
Net income—diluted	0.19	0.16	0.52	0.45
Cash dividends declared	0.04	0.04	0.12	0.06
OTTI losses for the periods presented:
Total OTTI losses	$(253)	$(6,040)	$(1,822)	$(5,711)
Noncredit-related portion of loss recognized in OCI	137	4,676	216	—

Impairment losses recognized in earnings on available-for-sale securities	$(116)	$(1,364)	$(1,606)	$(5,711)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Net income	$167,767	$143,391	$473,743	$415,755
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	6,059	(2,835)	10,123	7,201
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	36,739	28,401	57,301	85,906

Total unrealized gains on available-for-sale and other securities	42,798	25,566	67,424	93,107
Unrealized gains (losses) on cash flow hedging derivatives	5,394	13,971	12,068	16,183
Change in accumulated unrealized losses for pension and other post-retirement obligations	3,243	2,602	9,729	7,802

Other comprehensive income (loss)	51,435	42,139	89,221	117,092

Comprehensive income	$219,202	$185,530	$562,964	$532,847

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Nine Months Ended September 30, 2011
Balance, beginning of period	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Net income											415,755	415,755
Other comprehensive income (loss)										117,092		117,092
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.06 per share)											(51,869)	(51,869)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Recognition of the fair value of share-based compensation							13,986					13,986
Other share-based compensation activity					1,010	10	(552)				(279)	(821)
Other							(337)	(254)	(1,390)		(269)	(1,996)

Balance, end of period	363	$362,507	—	$—	865,205	$8,652	$7,594,090	(1,130)	$(10,161)	$(80,404)	$(2,474,205)	$5,400,479

Nine Months Ended September 30, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											473,743	473,743
Other comprehensive income (loss)										89,221		89,221
Repurchases of common stock					(10,168)	(102)	(65,201)					(65,303)
Cash dividends declared:
Common ($0.12 per share)											(103,172)	(103,172)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($25.54 per share)											(906)	(906)
Recognition of the fair value of share-based compensation							19,958					19,958
Other share-based compensation activity					1,331	13	(66)				(218)	(271)
Other							9	(85)	(562)		(103)	(656)

Balance, end of period	363	$362,507	35	$23,785	856,748	$8,567	$7,551,509	(1,263)	$(10,817)	$(84,542)	$(2,043,405)	$5,807,604

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$473,743	$415,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	107,930	128,768
Depreciation and amortization	208,041	213,084
Change in current and deferred income taxes	124,173	54,280
Net sales (purchases) of trading account securities	(46,071)	99,693
Originations of loans held for sale	(2,852,920)	(1,697,186)
Principal payments on and proceeds from loans held for sale	2,724,950	2,121,284
Gain on early extinguishment of debt	(798)	—
Bargain purchase gain	(11,409)	—
Net gain on sales of securities	(5,512)	(5,908)
Impairment losses recognized in earnings on available-for-sale securities	1,606	5,711
Other, net	(49,055)	51,233

Net cash provided by (used for) operating activities	674,678	1,386,714

Investing activities
Increase (decrease) in interest bearing deposits in banks	79,398	45,052
Net cash received from acquisition	40,310	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,389,995	1,596,552
Maturities of held-to-maturity securities	69,822	14,238
Sales of available-for-sale and other securities	830,528	2,804,769
Purchases of available-for-sale and other securities	(2,074,313)	(3,578,931)
Purchases of held-to-maturity securities	(734,740)	(204,188)
Net proceeds from sales of loans	1,799,770	1,493,056
Net loan and lease activity, excluding sales	(2,532,577)	(2,725,678)
Proceeds from sale of operating lease assets	23,634	50,461
Purchases of premises and equipment	(82,862)	(102,431)
Proceeds from sales of other real estate	26,832	48,901
Purchases of loans and leases	(451,829)	—
Other, net	3,497	(59,763)

Net cash provided by (used for) investing activities	(1,612,535)	(617,962)

Financing activities
Increase (decrease) in deposits	2,749,959	1,358,146
Increase (decrease) in short-term borrowings	(291,267)	193,901
Maturity/redemption of subordinated notes	(202,895)	(5,000)
Proceeds from Federal Home Loan Bank advances	815,000	200,000
Maturity/redemption of Federal Home Loan Bank advances	(1,213,815)	(358,509)
Maturity/redemption of long-term debt	(1,044,348)	(714,942)
Repurchase of Warrant to the Treasury	—	(49,100)
Dividends paid on preferred stock	(23,736)	(23,110)
Dividends paid on common stock	(103,400)	(27,042)
Repurchase of common stock	(65,303)	—
Other, net	(705)	(708)

Net cash provided by (used for) financing activities	619,490	573,636

Increase (decrease) in cash and cash equivalents	(318,367)	1,342,388
Cash and cash equivalents at beginning of period	1,115,968	847,888

Cash and cash equivalents at end of period	$797,601	$2,190,276

Supplemental disclosures:
Income taxes paid (refunded)	$5,581	$68,366
Interest paid	180,267	276,915
Non-cash activities
Loans transferred to loans held for sale	1,656,486	4,633
Transfer of securities to held-to-maturity from available for sale	278,748	469,070
Dividends accrued, paid in subsequent quarter	47,824	40,742

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

ASU 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of In-Substance Real Estate. The ASU amends Topic 360 to clarify that when a reporting entity ceases to have a controlling financial interest (as described in ASC 810 “Consolidation”) in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in-substance real estate. The clarification is meant to eliminate diversity in practice. The amendments were effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The amendments did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

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

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future (at least 12 months), or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At September 30, 2012, and December 31, 2011, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $288.7 million and $122.5 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2012, and December 31, 2011:

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Loans and leases:
Commercial and industrial	$16,478,008	$14,699,371
Commercial real estate	5,497,157	5,825,709
Automobile	4,275,754	4,457,446
Home equity	8,380,542	8,215,413
Residential mortgage	5,192,241	5,228,276
Other consumer	436,715	497,568

Loans and leases	40,260,417	38,923,783

Allowance for loan and lease losses	(789,142)	(964,828)

Net loans and leases	$39,471,275	$37,958,955

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

Loans Acquired With Deteriorated Credit Quality

ASC 310-30, “Loans and Debt Securities Acquired With Deteriorated Credit Quality”, provides guidance for accounting for acquired loans that have experienced a deterioration of credit quality at the time of acquisition for which it is probable that the investor will be unable to collect all contractually required payments. The excess of cash flows expected at acquisition over the initial investment in the loan is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in an increase to the allowance for loan and lease losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income. The measurement of undiscounted cash flows involves assumptions and judgments for credit risk, interest rate risk, prepayment risk, default rates, loss severity, payment speeds, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

The fair values for loans were estimated using discounted cash flow analyses, including prepayment assumptions and using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans.

The following table presents a rollforward of the accretable yield for three-month and nine-month periods ended September 30, 2012:

(dollar amounts in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance, beginning of period	$24,761	$—
Impact of acquisition/purchase on March 30, 2012	—	27,586
Accretion	(2,982)	(5,807)

Balance, end of period	$21,779	$21,779

At September 30, 2012, there was no allowance for loan losses recorded on the purchased impaired loan portfolio and no adjustment to either the accretable or nonaccretable yield was required. The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at September 30, 2012:

	September 30, 2012
(in thousands)	Ending Balance	Unpaid Balance
Commercial and industrial	$62,253	$90,527
Commercial real estate	133,406	224,607
Residential mortgage	2,231	4,160
Other consumer	619	922

Total	$198,509	$320,216

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month and nine-month periods ended September 30, 2012 and 2011:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended September 30, 2012	$58,638	$—	$—		$—	$—	$—	$58,638
Nine-month period ended September 30, 2012	$536,139	$378,122	$—		$13,025	$62,324	$85	$989,695

Three-month period ended September 30, 2011	$—	$—	$59,578	(1)	$—	$—	$—	$59,578
Nine-month period ended September 30, 2011	$—	$—	$59,578	(1)	$—	$—	$—	$59,578

Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended September 30, 2012	$65,768	$4,812	$—		$—	$—	$—	$70,580
Nine-month period ended September 30, 2012	$190,933	$52,554	$2,783,748		$—	$179,621	—	$3,206,856

Three-month period ended September 30, 2011	$48,530	$—	$1,000,033		$—	$—	$—	$1,048,563
Nine-month period ended September 30, 2011	$204,012	$56,123	$1,000,033		$—	$170,757	$—	$1,430,925

(1)	Reflected the purchase of $59.6 million of automobile loans as a result of exercising a clean-up call option related to loans previously sold under Huntington’s automobile loan sale program.

NALs and Past Due Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

All classes within the C&I and CRE portfolios are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are not placed on nonaccrual status, but are generally charged-off when the loan is 120-days past due. However, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan is determined to be collateral dependent, the consumer loan is placed on nonaccrual status.

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

The following table presents NALs by loan class at September 30, 2012, and December 31, 2011 (1):

	2012	2011
(dollar amounts in thousands)	September 30,	December 31,
Commercial and industrial:
Owner occupied	$60,939	$88,415
Purchased impaired	—	—
Other commercial and industrial	48,513	113,431

Total commercial and industrial	$109,452	$201,846

Commercial real estate:
Retail properties	$43,564	$58,415
Multi family	24,045	39,921
Office	23,279	33,202
Industrial and warehouse	10,286	30,119
Purchased impaired	—	—
Other commercial real estate	47,812	68,232

Total commercial real estate	$148,986	$229,889

Automobile	$11,814	$—

Home equity:
Secured by first-lien	$24,424	$20,012
Secured by junior-lien	27,230	20,675

Total home equity	$51,654	$40,687

Residential mortgage:
Residential mortgage	$123,140	$68,658
Purchased impaired	—	—

Total residential mortgages	$123,140	$68,658

Other consumer
Other consumer	$—	$—
Purchased impaired	—	—

Total other consumer	$—	$—

Total nonaccrual loans	$445,046	$541,080

(1)	September 30, 2012, figures include $63.0 million related to Chapter 7 bankruptcy loans.

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2012, and December 31, 2011: (1)

	September 30, 2012
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,816	$5,476	$41,253	$57,545	$4,210,843	$4,268,388	$—
Purchased impaired	2,069	4,899	26,117	33,085	29,168	62,253	26,117
Other commercial and industrial	15,764	4,749	22,131	42,644	12,104,723	12,147,367	—

Total commercial and industrial	$28,649	$15,124	$89,501	$133,274	$16,344,734	$16,478,008	$26,117	(2)

Commercial real estate:
Retail properties	$5,769	$3,491	$22,999	$32,259	$1,511,252	$1,543,511	$—
Multi family	2,682	925	17,114	20,721	952,947	973,668	—
Office	12,265	3,275	17,733	33,273	928,377	961,650	—
Industrial and warehouse	1,557	858	4,568	6,983	621,379	628,362	—
Purchased impaired	4,741	9,741	45,131	59,613	73,793	133,406	45,131
Other commercial real estate	948	8,609	27,860	37,417	1,219,143	1,256,560	—

Total commercial real estate	$27,962	$26,899	$135,405	$190,266	$5,306,891	$5,497,157	$45,131	(2)

Automobile	$31,731	6,730	$3,857	$42,318	$4,233,436	$4,275,754	$3,857

Home equity:
Secured by first-lien	$19,696	$9,488	$32,911	$62,095	$4,151,610	$4,213,705	$9,424
Secured by junior-lien	30,085	13,065	27,248	70,398	4,096,439	4,166,837	11,919

Total home equity	$49,781	$22,553	$60,159	$132,493	$8,248,049	$8,380,542	$21,343

Residential mortgage:
Residential mortgage	$145,713	$46,646	$168,782	$361,141	$4,828,869	$5,190,010	$97,752	(3)
Purchased impaired	198	37	398	633	1,598	2,231	398

Total residential mortgage	$145,911	$46,683	$169,180	$361,774	$4,830,467	$5,192,241	$98,150

Other consumer:
Other consumer	$7,050	$1,356	$695	$9,101	$426,995	$436,096	$695
Purchased impaired	40	—	389	429	190	619	389

Total other consumer	$7,090	$1,356	$1,084	$9,530	$427,185	$436,715	$1,084

Total loans and leases	$291,122	$119,345	$459,185	$869,652	$39,390,766	$40,260,417	$195,682

	December 31, 2011
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,607	$7,433	$58,513	$76,553	$3,936,203	$4,012,756	$—
Other commercial and industrial	32,962	7,579	60,833	101,374	10,585,241	10,686,615	—

Total commercial and industrial	$43,569	$15,012	$119,346	$177,927	$14,521,444	$14,699,371	$—

Commercial real estate:
Retail properties	$3,090	$823	$33,952	$37,865	$1,547,618	$1,585,483	$—
Multi family	5,022	1,768	28,317	35,107	908,438	943,545	—
Office	3,134	792	30,041	33,967	990,897	1,024,864	—
Industrial and warehouse	2,834	115	18,203	21,152	708,390	729,542	—
Other commercial real estate	6,894	3,625	48,739	59,258	1,483,017	1,542,275	—

Total commercial real estate	$20,974	$7,123	$159,252	$187,349	$5,638,360	$5,825,709	$—

Automobile	$42,162	$9,046	$6,265	$57,473	$4,399,973	$4,457,446	$6,265
Home equity:
Secured by first-lien	17,260	8,822	29,259	55,341	3,760,238	3,815,579	9,247
Secured by junior-lien	32,334	18,357	31,626	82,317	4,317,517	4,399,834	10,951
Residential mortgage	134,228	45,774	204,648	384,650	4,843,626	5,228,276	141,901	(4)
Other consumer	7,655	1,502	1,988	11,145	486,423	497,568	1,988

Total loans and leases	$298,182	$105,636	$552,384	$956,202	$37,967,581	$38,923,783	$170,352

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $87,463 thousand guaranteed by the U.S. government.
(4)	Includes $96,703 thousand guaranteed by the U.S. government.

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

The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation per ASC 310-10, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings allocated per ASC 310-40, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the 12-month emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. Models utilized in the ALLL estimation process are subject to the Company’s model validation policies.

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

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries, and the ACL associated with securitized or sold loans. Management did not substantially change any material aspect of the overall approach in the determination of either the ALLL or AULC, and there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and AULC. The impact of the Chapter 7 bankruptcy loans was primarily associated with NALs and NCOs, with minimal impact to the ALLL.

The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2012 and 2011: (1)

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended September 30, 2012:
ALLL balance, beginning of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646
Loan charge-offs	(22,522)	(26,513)	(7,925)	(48,710)	(17,644)	(8,872)	(132,186)
Recoveries of loans previously charged-off	9,499	9,139	3,906	2,114	764	1,669	27,091
Provision for loan and lease losses	(10,444)	(7,641)	7,187	33,639	5,809	5,869	34,419
Allowance for loans sold or transferred to loans held for sale	—	—	(104)	—	276	—	172

ALLL balance, end of period	$257,081	$280,376	$33,281	$122,605	$67,220	$28,579	$789,142

AULC balance, beginning of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978
Provision for unfunded loan commitments and letters of credit	3,263	(125)	—	(513)	(1)	(39)	2,585

AULC balance, end of period	$46,107	$5,100	$—	$1,677	$3	$676	$53,563

ACL balance, end of period	$303,188	$285,476	$33,281	$124,282	$67,223	$29,255	$842,705

Nine-month period ended September 30, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(79,746)	(83,662)	(20,534)	(97,058)	(41,292)	(25,946)	(348,238)
Recoveries of loans previously charged-off	22,550	26,604	12,988	5,688	3,056	5,020	75,906
Provision for loan and lease losses	38,910	(51,272)	7,784	70,102	19,200	18,099	102,823
Allowance for loans sold or transferred to loans held for sale	—	—	(5,239)	—	(938)	—	(6,177)

ALLL balance, end of period	$257,081	$280,376	$33,281	$122,605	$67,220	$28,579	$789,142

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	6,449	(752)	—	(457)	2	(135)	5,107

AULC balance, end of period	$46,107	$5,100	$—	$1,677	$3	$676	$53,563

ACL balance, end of period	$303,188	$285,476	$33,281	$124,282	$67,223	$29,255	$842,705

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended September 30, 2011:
ALLL balance, beginning of period	$281,016	$463,874	$55,428	$146,444	$98,992	$25,372	$1,071,126
Loan charge-offs	(28,624)	(29,621)	(8,087)	(27,916)	(13,422)	(8,229)	(115,899)
Recoveries of loans previously charged-off	10,733	5,181	4,224	1,694	1,860	1,652	25,344
Provision for loan and lease losses	22,129	(20,539)	4,565	19,394	11,544	8,774	45,867
Allowance for loans sold or transferred to loans held for sale	—	—	(6,728)	—	—	—	(6,728)

ALLL balance, end of period	$285,254	$418,895	$49,402	$139,616	$98,974	$27,569	$1,019,710

AULC balance, beginning of period	$31,341	$6,632	$—	$2,249	$1	$837	$41,060
Provision for unfunded loan commitments and letters of credit	(882)	(1,316)	—	(67)	—	(16)	(2,281)

AULC balance, end of period	$30,459	$5,316	$—	$2,182	$1	$821	$38,779

ACL balance, end of period	$315,713	$424,211	$49,402	$141,798	$98,975	$28,390	$1,058,489

Nine-month period ended September 30, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(110,590)	(146,991)	(24,939)	(83,598)	(53,773)	(23,716)	(443,607)
Recoveries of loans previously charged-off	31,804	27,273	14,109	5,220	6,824	5,205	90,435
Provision for loan and lease losses	23,426	(49,638)	17,472	67,364	54,148	19,344	132,116
Allowance for loans sold or transferred to loans held for sale	—	—	(6,728)	—	(1,514)	—	(8,242)

ALLL balance, end of period	$285,254	$418,895	$49,402	$139,616	$98,974	$27,569	$1,019,710

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	(2,267)	(842)	—	(166)	—	(73)	(3,348)

AULC balance, end of period	$30,459	$5,316	$—	$2,182	$1	$821	$38,779

ACL balance, end of period	$315,713	$424,211	$49,402	$141,798	$98,975	$28,390	$1,058,489

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs.

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

OLEM = The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or the collateral may be inadequate to protect Huntington’s position in the future. For these reasons, Huntington considers the loans to be potential problem loans.

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

For all classes within all consumer loan portfolios, each loan is assigned a specific PD factor that is partially based on the borrower’s most recent credit bureau score (FICO), which we update quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes. The table below shows increases in FICO scores <650 for both the automobile and first-lien home equity portfolios. These increases do not reflect a deterioration in asset quality for the portfolios, as other risk characteristics mitigate any increased level of risk associated with the FICO score distribution.

The following table presents each loan and lease class by credit quality indicator at September 30, 2012, and December 31, 2011:

	September 30, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,945,489	$104,330	$217,574	$995	$4,268,388
Purchased impaired	1,283	6,956	54,014	—	62,253
Other commercial and industrial	11,543,754	196,823	405,027	1,763	12,147,367

Total commercial and industrial	$15,490,526	$308,109	$676,615	$2,758	$16,478,008

Commercial real estate:
Retail properties	$1,306,360	$30,514	$206,637	$—	$1,543,511
Multi family	867,939	41,777	63,814	138	973,668
Office	838,877	33,442	89,331	—	961,650
Industrial and warehouse	569,313	11,705	47,344	—	628,362
Purchased impaired	4,830	29,993	98,510	73	133,406
Other commercial real estate	1,072,876	43,709	139,877	98	1,256,560

Total commercial real estate	$4,660,195	$191,140	$645,513	$309	$5,497,157

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,553,258	$2,182,389	$735,651	$104,456	$5,575,754	(3)

Home equity:
Secured by first-lien	$2,441,087	$1,404,312	$348,109	$20,197	$4,213,705
Secured by junior-lien	1,943,216	1,530,622	569,785	123,214	4,166,837

Total home equity	$4,384,303	$2,934,934	$917,894	$143,411	$8,380,542

Residential mortgage:
Residential mortgage	$2,577,715	$1,795,920	$696,414	$119,961	$5,190,010
Purchased impaired	349	1,347	468	67	2,231

Total residential mortgage	$2,578,064	$1,797,267	$696,882	$120,028	$5,192,241

Other consumer:
Other consumer	$163,538	$180,968	$65,480	$26,110	$436,096
Purchased impaired	—	231	289	99	619

Total other consumer	$163,538	$181,199	$65,769	$26,209	$436,715

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,624,103	$101,897	$285,561	$1,195	$4,012,756
Other commercial and industrial	10,108,946	145,963	425,882	5,824	10,686,615

Total commercial and industrial	$13,733,049	$247,860	$711,443	$7,019	$14,699,371

Commercial real estate:
Retail properties	$1,191,471	$122,337	$271,675	$—	$1,585,483
Multi family	801,717	48,094	93,449	285	943,545
Office	896,230	67,050	61,476	108	1,024,864
Industrial and warehouse	649,165	9,688	70,621	68	729,542
Other commercial real estate	1,112,751	110,276	318,479	769	1,542,275

Total commercial real estate	$4,651,334	$357,445	$815,700	$1,230	$5,825,709

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,635,082	$2,276,990	$707,141	$88,233	$5,707,446	(4)
Home equity:
Secured by first-lien	2,196,566	1,287,444	329,670	1,899	3,815,579
Secured by junior-lien	2,119,292	1,646,117	625,298	9,127	4,399,834
Residential mortgage	2,454,401	1,752,409	723,377	298,089	5,228,276
Other consumer	185,333	206,749	83,431	22,055	497,568

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Includes $1,300,000 thousand of loans reflected as loans held for sale.
(4)	Includes $1,250,000 thousand of loans reflected as loans held for sale.

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

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral, less anticipated selling costs, if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A specific reserve is established as a component of the ALLL when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2012, and December 31, 2011:

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at September 30, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans purchased with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	22,023	36,689	1,196	3,635	14,134	245	77,922
Attributable to loans collectively evaluated for impairment	235,058	243,687	32,085	118,970	53,086	28,334	711,220

Total ALLL balance	$257,081	$280,376	$33,281	$122,605	$67,220	$28,579	$789,142

Loans and Leases at September 30, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans purchased with deteriorated credit quality	$62,253	$133,406	$—	$—	$2,231	$619	$198,509
Attributable to loans individually evaluated for impairment	106,554	322,277	45,533	100,519	364,053	2,757	941,693
Attributable to loans collectively evaluated for impairment	16,309,201	5,041,474	4,230,221	8,280,023	4,825,957	433,339	39,120,215

Total loans evaluated for impairment	$16,478,008	$5,497,157	$4,275,754	$8,380,542	$5,192,241	$436,715	$40,260,417

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2011
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$30,613	$55,306	$1,393	$1,619	$16,091	$530	$105,552
Attributable to loans collectively evaluated for impairment	244,754	333,400	36,889	142,254	71,103	30,876	859,276

Total ALLL balance:	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

Loans and Leases at December 31, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loans individually evaluated for impairment	$153,724	$387,402	$36,574	$52,593	$335,768	$6,220	$972,281
Attributable to loans collectively evaluated for impairment	14,545,647	5,438,307	4,420,872	8,162,820	4,892,508	491,348	37,951,502

Total loans evaluated for impairment	$14,699,371	$5,825,709	$4,457,446	$8,215,413	$5,228,276	$497,568	$38,923,783

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment: (1), (2)

				Three Months Ended		Nine Months Ended
	September 30, 2012			September 30, 2012		September 30, 2012
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$3,652	$10,099	$—	$4,702	$1	$5,310	$61
Purchased impaired	62,253	90,527	—	62,740	935	64,627	1,767
Other commercial and industrial	17,886	37,036	—	9,274	88	8,556	343

Total commercial and industrial	$83,791	$137,662	$—	$76,716	$1,024	$78,493	$2,171

Commercial real estate:
Retail properties	$58,095	$63,479	$—	$53,317	$531	$52,127	$2,007
Multi family	4,483	5,170	—	5,413	85	5,879	278
Office	8,256	10,415	—	8,695	138	4,631	191
Industrial and warehouse	16,651	19,609	—	9,779	106	8,045	312
Purchased impaired	133,406	224,607	—	134,279	2,004	138,858	3,954
Other commercial real estate	14,408	15,374	—	15,070	140	17,068	412

Total commercial real estate	$235,299	$338,654	$—	$226,553	$3,004	$226,608	$7,154

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total home equity	$—	$—	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased impaired	2,231	4,160	—	2,293	34	3,947	68

Total residential mortgage	$2,231	$4,160	$—	$2,293	$34	$3,947	$68

Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased impaired	619	922	—	626	9	782	18

Total other consumer	$619	$922	$—	$626	$9	$782	$18

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$41,476	$46,462	$5,678	$39,339	$303	$38,927	$998
Purchased impaired	—	—	—	—	—	—	—
Other commercial and industrial	43,540	54,747	16,345	56,377	424	77,289	1,906

Total commercial and industrial	$85,016	$101,209	$22,023	$95,716	$727	$116,216	$2,904

Commercial real estate: (4)
Retail properties	$96,085	$104,001	$16,468	$109,146	$848	$117,069	$4,032
Multi family	22,918	27,550	3,546	26,375	280	29,734	1,108
Office	16,918	22,154	3,118	10,394	52	16,954	210
Industrial and warehouse	26,402	27,972	3,180	23,854	151	24,205	504
Purchased impaired	—	—	—	—	—	—	—
Other commercial real estate	58,061	75,883	10,377	66,999	455	74,020	2,032

Total commercial real estate	$220,384	$257,560	$36,689	$236,768	$1,786	$261,982	$7,886

Automobile	$45,533	$47,525	$1,196	$39,996	$782	$38,022	$2,398
Home equity:
Secured by first-lien	$67,256	$76,166	$1,736	$59,247	$730	$49,559	$1,769
Secured by junior-lien	33,263	48,123	1,899	24,698	368	20,463	804
Total home equity	$100,519	$124,289	$3,635	$83,945	$1,098	$70,022	$2,573

Residential mortgage (6):
Residential mortgage	$364,053	$402,182	$14,134	$345,677	$2,722	$337,876	$8,525
Purchased impaired	—	—	—	—	—	—	—

Total residential mortgage	$364,053	$402,182	$14,134	$345,677	$2,722	$337,876	$8,525

Other consumer:
Other consumer	$2,757	$2,757	$245	$2,954	$19	$4,118	$78
Purchased impaired	—	—	—	—	—	—	—

Total other consumer	$2,757	$2,757	$245	$2,954	$19	$4,118	$78

	December 31, 2011
		Unpaid
	Ending	Principal	Related
(dollar amounts in thousands)	Balance	Balance (5)	Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$—	$—	$—
Other commercial and industrial	—	—	—

Total commercial and industrial	$—	$—	$—

Commercial real estate:
Retail properties	$43,970	$45,192	$—
Multi family	6,292	6,435	—
Office	1,191	1,261	—
Industrial and warehouse	8,163	9,945	—
Other commercial real estate	22,396	38,401	—

Total commercial real estate	$82,012	$101,234	$—

With an allowance recorded:
Commercial and industrial:
Owner occupied	$53,613	$77,205	$7,377
Other commercial and industrial	100,111	117,469	23,236

Total commercial and industrial	$153,724	$194,674	$30,613

Commercial real estate:
Retail properties	$129,396	$161,596	$30,363
Multi family	38,154	45,138	4,753
Office	23,568	42,287	2,832
Industrial and warehouse	29,435	47,373	3,136
Other commercial real estate	84,837	119,212	14,222

Total commercial real estate	$305,390	$415,606	$55,306

Automobile	$36,574	$36,574	$1,393
Home equity:
Secured by first-lien	35,842	35,842	626
Secured by junior-lien	16,751	16,751	993
Residential mortgage	335,768	361,161	16,091
Other consumer	6,220	6,220	530

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At September 30, 2012, $43,795 thousand of the $85,016 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At September 30, 2012, $36,922 thousand of the $220,384 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At September 30, 2012, $17,445 thousand of the $364,053 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government.

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

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial loan modifications, including those classified as TDRs, are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2012 and 2011, was not significant.

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

Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the C&I and CRE portfolios are the extension of the maturity date coupled with an increase in the interest rate. In these instances, the primary concession is the maturity date extension.

TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments, and the resulting application of the reserve calculation within the ALLL. The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above. Upon the occurrence of a TDR in our C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows of the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.

TDR concessions on consumer loans may increase the ALLL. The concessions made to these borrowers often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) the discounted expected cash flows indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates a reduction in the expected cash flows. In certain instances, the ALLL may decrease as a result of payments made in connection with the modification.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the net change in ALLL resulting from the modification for the three-month and nine-month periods ended September 30, 2012 and 2011:

		New Troubled Debt Restructurings During The Three-Month Period Ended (1)
		September 30, 2012			September 30, 2011
			Post-modification			Post-modification
			Outstanding			Outstanding
		Number of	Ending	Financial effects	Number of	Ending	Financial effects
(dollar amounts in thousands)		Contracts	Balance	of modification(2)	Contracts	Balance	of modification (2)
C&I—Owner occupied:	(3)

Interest rate reduction		7	$4,292	$13	3	$638	$(70)
Amortization or maturity date change		23	5,271	(49)	16	11,023	(1,085)
Other		5	1,410	(153)	2	729	(1)

Total C&I—Owner occupied		35	$10,973	$(189)	21	$12,390	$(1,156)

C&I—Other commercial and industrial:	(3)

Interest rate reduction		6	$2,029	$(261)	6	$18,292	$1,225
Amortization or maturity date change		20	12,393	(432)	11	2,175	13
Other		10	3,523	136	2	3,027	64

Total C&I—Other commercial and industrial		36	$17,945	$(557)	19	$23,494	$1,302

CRE—Retail properties:	(3)

Interest rate reduction		—	$—	$—	2	$19,883	$5,603
Amortization or maturity date change		1	116	(2)	7	17,984	4,012
Other		1	276	(1)	1	2,595	5

Total CRE—Retail properties		2	$392	$(3)	10	$40,462	$9,620

CRE—Multi family:	(3)

Interest rate reduction		8	$809	$(22)	4	$1,275	$103
Amortization or maturity date change		12	1,216	51	1	1,066	(51)
Other		1	343	(8)	—	—	—

Total CRE—Multi family		21	$2,368	$21	5	$2,341	$52

CRE—Office:	(3)

Interest rate reduction		1	$2,039	$(599)	—	$—	$—
Amortization or maturity date change		2	9,632	(36)	—	—	—
Other		—	—	—	—	—	—

Total CRE—Office		3	$11,671	$(635)	—	$—	$—

CRE—Industrial and warehouse:	(3)

Interest rate reduction		1	$1,600	$(224)	—	$—	$—
Amortization or maturity date change		7	31,577	(3,729)	2	229	(2)
Other		—	—	—	1	2,147	(937)

Total CRE—Industrial and Warehouse		8	$33,177	$(3,953)	3	$2,376	$(939)

CRE—Other commercial real estate:	(3)

Interest rate reduction		2	$755	$(72)	10	$7,834	$(374)
Amortization or maturity date change		10	13,454	383	12	31,470	(211)
Other		3	199	111	2	2,489	—

Total CRE—Other commercial real estate		15	$14,408	$422	24	$41,793	$(585)

Automobile:	(4)

Interest rate reduction		7	$51	$—	12	$147	$3
Amortization or maturity date change		501	3,533	(30)	822	7,687	(68)
Chapter 7 bankruptcy		1,978	11,666	1,754	—	—	—
Other		—	—	—	—	—	—

Total Automobile		2,486	$15,250	$1,724	834	$7,834	$(65)

Residential mortgage:	(5)

Interest rate reduction		8	$1,300	$59	2	$181	$—
Amortization or maturity date change		113	16,234	117	164	22,120	649
Chapter 7 bankruptcy		528	39,352	4,527	—	—	—
Other		6	663	41	5	600	33

Total Residential mortgage		655	$57,549	$4,744	171	$22,901	$682

First-lien home equity:	(6)

Interest rate reduction		47	$6,837	$1,185	48	$5,857	$1,016
Amortization or maturity date change		31	2,928	28	49	5,820	111
Chapter 7 bankruptcy		177	7,461	4,203	—	—	—
Other		—	—	—	—	—	—

Total First-lien home equity		255	$17,226	$5,416	97	$11,677	$1,127

Junior-lien home equity:	(7)

Interest rate reduction		15	$1,273	$226	55	$2,992	$22
Amortization or maturity date change		40	1,586	(40)	44	1,631	40
Chapter 7 bankruptcy		1,198	12,366	17,781	—	—	—
Other		7	285	—	—	—	—

Total Junior-lien home equity		1,260	$15,510	$17,967	99	$4,623	$62

Other consumer:	(8)

Interest rate reduction		7	$65	$9	6	$561	$48
Amortization or maturity date change		4	25	—	50	348	(18)
Chapter 7 bankruptcy		12	148	—	—	—	—
Other		—	—	—	—	—	—

Total Other consumer		23	$238	$9	56	$909	$30

Total new troubled debt restructurings		4,799	$196,707	$24,966	1,339	$170,800	$10,130

		New Troubled Debt Restructurings During The Nine-Month Period Ended (1)
		September 30, 2012			September 30, 2011
			Post-modification			Post-modification
			Outstanding			Outstanding
		Number of	Ending	Financial effects	Number of	Ending	Financial effects
(dollar amounts in thousands)		Contracts	Balance	of modification(2)	Contracts	Balance	of modification(2)
C&I - Owner occupied:	(3)

Interest rate reduction		21	$9,260	$145	27	$12,240	$(748)
Amortization or maturity date change		70	16,305	522	35	19,294	(1,759)
Other		13	4,181	1,105	4	3,072	242

Total C&I—Owner occupied		104	$29,746	$1,772	66	$34,606	$(2,265)

C&I—Other commercial and industrial:	(3)

Interest rate reduction		23	$7,095	$1	18	$21,382	$11
Amortization or maturity date change		91	36,403	(1,270)	41	23,145	(156)
Other		28	34,524	201	17	25,421	(3,123)

Total C&I—Other commercial and industrial		142	$78,022	$(1,068)	76	$69,948	$(3,268)

CRE—Retail properties:	(3)

Interest rate reduction		8	$6,027	$957	8	$46,534	$4,359
Amortization or maturity date change		11	3,166	(23)	14	25,689	6,358
Other		1	276	(1)	6	14,253	1,289

Total CRE—Retail properties		20	$9,469	$933	28	$86,476	$12,006

CRE—Multi family:	(3)

Interest rate reduction		10	$1,143	$(27)	10	$4,378	$(8)
Amortization or maturity date change		25	2,913	(20)	5	2,256	25
Other		7	7,961	668	—	—	—

Total CRE—Multi family		42	$12,017	$621	15	$6,634	$17

CRE—Office:	(3)

Interest rate reduction		4	$4,155	$(236)	3	$1,505	$258
Amortization or maturity date change		6	11,208	327	2	1,238	83
Other		3	306	—	—	—	—

Total CRE—Office		13	$15,669	$91	5	$2,743	$341

CRE—Industrial and warehouse:	(3)

Interest rate reduction		2	$4,600	$(220)	1	$2,165	$(299)
Amortization or maturity date change		13	34,350	(3,850)	6	19,300	(5,446)
Other		—	—	—	1	2,147	(937)

Total CRE—Industrial and Warehouse		15	$38,950	$(4,070)	8	$23,612	$(6,682)

CRE—Other commercial real estate:	(3)

Interest rate reduction		9	$2,792	$(288)	15	$17,893	$(1,180)
Amortization or maturity date change		38	66,007	4,145	48	103,120	(2,022)
Other		5	9,634	(1,893)	5	8,199	19

Total CRE—Other commercial real estate		52	$78,433	$1,964	68	$129,212	$(3,183)

Automobile:	(4)

Interest rate reduction		28	$271	$4	14	$186	$3
Amortization or maturity date change		1,401	9,813	(73)	1,534	13,832	(113)
Chapter 7 bankruptcy		1,978	11,666	1,754	—	—	—
Other		—	—	—	—	—	—

Total Automobile		3,407	$21,750	$1,685	1,548	$14,018	$(110)

Residential mortgage:	(5)

Interest rate reduction		12	$7,466	$10	8	$6,604	$(589)
Amortization or maturity date change		318	42,326	1,051	499	67,351	2,289
Chapter 7 bankruptcy		528	39,352	4,527	—	—	—
Other		6	663	41	18	3,555	115

Total Residential mortgage		864	$88,807	$5,629	525	$77,510	$1,815

First-lien home equity:	(6)

Interest rate reduction		177	$21,841	$3,666	95	$11,836	$1,899
Amortization or maturity date change		57	5,825	23	75	9,073	587
Chapter 7 bankruptcy		177	7,461	4,203	—	—	—
Other		—	—	—	—	—	—

Total First-lien home equity		411	$35,127	$7,892	170	$20,909	$2,486

Junior-lien home equity:	(7)

Interest rate reduction		52	$2,749	$443	109	$5,480	$287
Amortization or maturity date change		59	2,458	(57)	89	2,975	59
Chapter 7 bankruptcy		1,198	12,366	17,781	—	—	—
Other		7	288	—	—	—	—

Total Junior-lien home equity		1,316	$17,861	$18,167	198	$8,455	$346

Other consumer:	(8)

Interest rate reduction		12	$228	$23	11	$837	$73
Amortization or maturity date change		15	352	30	57	363	(19)
Chapter 7 bankruptcy		12	148	—	—	—	—
Other		—	—	—	—	—	—

Total Other consumer		39	$728	$53	68	$1,200	$54

Total new troubled debt restructurings		6,425	$427,579	$33,669	2,775	$475,323	$1,557

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.
(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(4)	Chapter 7 bankruptcy pre-modification balances were impacted by $2.0 million of charge-offs.
(5)	Chapter 7 bankruptcy pre-modification balances were impacted by $7.9 million of charge-offs.
(6)	Chapter 7 bankruptcy pre-modification balances were impacted by $4.3 million of charge-offs.
(7)	Chapter 7 bankruptcy pre-modification balances were impacted by $18.8 million of charge-offs.
(8)	Chapter 7 bankruptcy pre-modification balances were not significantly impacted by charge-offs.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and nine-month periods ended September 30, 2012 and 2011:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year Of Modification During The Three Months Ended
	September 30, 2012			September 30, 2011(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance		Number of Contracts	Ending Balance
C&I – Owner occupied:

Interest rate reduction	2	$239		—	$—
Amortization or maturity date change	4	489		3	3,224
Other	—	—		—	—

Total C&I – Owner occupied	6	$728		3	$3,224

C&I – Other commercial and industrial:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	3	84		2	9,300
Other	—	—		—	—

Total C&I – Other commercial and industrial	3	$84		2	$9,300

CRE – Retail Properties:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		—	—
Other	—	—		—	—

Total CRE – Retail properties	—	$—		—	$—

CRE – Multi family:

Interest rate reduction	—	$—		2	$812
Amortization or maturity date change	—	—		—	—
Other	—	—		—	—

Total CRE – Multi family	—	$—		2	$812

CRE – Office:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		—	—
Other	—	—		—	—

Total CRE – Office	—	$—		—	$—

CRE – Industrial and Warehouse:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		2	229
Other	—	—		—	—

Total CRE – Industrial and Warehouse	—	$—		2	$229

CRE – Other commercial real estate:

Interest rate reduction	—	$—		2	$132
Amortization or maturity date change	—	—		—	—
Other	—	—		—	—

Total CRE – Other commercial real estate	—	$—		2	$132

Automobile:

Interest rate reduction	1	$—		—	$—
Amortization or maturity date change	20	—		41	—
Other	—	—		—	—

Total Automobile	21	$—	(2)	41	$—	(2)

Residential mortgage:

Interest rate reduction	—	$—		1	$65
Amortization or maturity date change	18	2,422		22	2,276
Chapter 7 bankruptcy	17	1,760		—	—
Other	1	106		1	149

Total Residential mortgage	36	$4,288		24	$2,490

First-lien home equity:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	4	489		—	—
Other	—	—		—	—

Total First-lien home equity	4	$489		—	$—

Junior-lien home equity:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	1	20		—	—
Other	—	—		—	—

Total Junior-lien home equity	1	$20		—	$—

Other consumer:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		—	—
Other	—	—		—	—

Total Other consumer	—	$—	(3)	—	$—	(3)

Total troubled debt restructurings with subsequent redefault	71	$5,609		76	$16,187

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year of Modification During The Nine Months Ended
	September 30, 2012			September 30, 2011(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance		Number of Contracts	Ending Balance
C&I – Owner occupied:

Interest rate reduction	3	$1,237		9	$3,850
Amortization or maturity date change	10	1,085		7	4,072
Other	—	—		2	2,352

Total C&I – Owner occupied	13	$2,322		18	$10,274

C&I – Other commercial and industrial:

Interest rate reduction	3	$401		1	$193
Amortization or maturity date change	12	558		6	9,932
Other	3	387		—	—

Total C&I – Other commercial and industrial	18	$1,346		7	$10,125

CRE – Retail Properties:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	2	372		1	796
Other	—	—		—	—

Total CRE – Retail properties	2	$372		1	$796

CRE – Multi family:

Interest rate reduction	2	$1,236		4	$1,180
Amortization or maturity date change	1	117		2	465
Other	—	—		—	—

Total CRE – Multi family	3	$1,353		6	$1,645

CRE – Office:

Interest rate reduction	—	$—		1	$116
Amortization or maturity date change	—	—		1	334
Other	—	—		—	—

Total CRE – Office	—	$—		2	$450

CRE – Industrial and Warehouse:

Interest rate reduction	—	$—		—	$—
Amortization or maturity date change	—	—		7	2,581
Other	—	—		—	—

Total CRE – Industrial and Warehouse	—	$—		7	$2,581

CRE – Other commercial real estate:

Interest rate reduction	1	$898		7	$2,214
Amortization or maturity date change	4	646		10	2,037
Other	—	—		—	—

Total CRE – Other commercial real estate	5	$1,544		17	$4,251

Automobile:

Interest rate reduction	4	$—		1	$—
Amortization or maturity date change	123	—		112	—
Other	—	—		—	—

Total Automobile	127	$—	(4)	113	$—	(4)

Residential mortgage:

Interest rate reduction	1	$29		2	$221
Amortization or maturity date change	76	10,866		51	5,544
Chapter 7 bankruptcy	17	1,761		—	—
Other	5	523		5	757

Total Residential mortgage	99	$13,179		58	$6,522

First-lien home equity:

Interest rate reduction	9	$821		—	$—
Amortization or maturity date change	5	503		3	121
Other	—	—		—	—

Total First-lien home equity	14	$1,324		3	$121

Junior-lien home equity:

Interest rate reduction	2	$112		2	$153
Amortization or maturity date change	3	99		5	249
Other	—	—		—	—

Total Junior-lien home equity	5	$211		7	$402

Other consumer:

Interest rate reduction	1	$—		—	$—
Amortization or maturity date change	3	—		2	11
Other	—	—		—	—

Total Other consumer	4	$—	(5)	2	$11	(5)
Total troubled debt restructurings with subsequent redefault	290	$21,651		241	$37,178

(1)

Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

(2)

Automobile loans are charged-off at time of subsequent redefault. During the three-month periods ended September 30, 2012, and September 30, 2011, $103 thousand and $220 thousand, respectively, of total automobile loans were charged-off at the time of subsequent redefault.

(3)

Other consumer loans are charged-off at time of subsequent redefault. During the three-month periods ended September 30, 2012, and September 30, 2011, no amount of total other consumer loans were charged-off at the time of subsequent redefault.

(4)

Automobile loans are charged-off at time of subsequent redefault. During the nine-month periods ended September 30, 2012, and September 30, 2011, $749 thousand and $813 thousand, respectively, of total automobile loans were charged-off at the time of subsequent redefault.

(5)

Other consumer loans are charged-off at time of subsequent redefault. During the nine-month periods ended September 30, 2012, and September 30, 2011, $62 thousand and $11 thousand, respectively, of total other consumer loans were charged-off at the time of subsequent redefault.

Pledged Loans and Leases

At September 30, 2012, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2012, these borrowings and advances are secured by $18.9 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—
1-5 years	51,280	52,030	51,773	52,672
6-10 years	508	541	509	532
Over 10 years	—	—	—	—

Total U.S. Treasury	51,788	52,571	52,282	53,204

Federal agencies: mortgage-backed securities:
Under 1 year	2	2	—	—
1-5 years	193,873	197,245	218,410	219,055
6-10 years	453,302	471,319	400,105	409,521
Over 10 years	3,802,732	3,900,036	3,760,108	3,836,316

Total Federal agencies: mortgage-backed securities	4,449,909	4,568,602	4,378,623	4,464,892

Other agencies:
Under 1 year	2,499	2,558	101,346	101,656
1-5 years	303,776	313,516	611,047	620,639
6-10 years	46,524	48,073	12,333	13,249
Over 10 years	—	—	—	—

Total other agencies	352,799	364,147	724,726	735,544

Total U.S. Government backed agencies	4,854,496	4,985,320	5,155,631	5,253,640

Municipal securities:
Under 1 year	276	277	—	—
1-5 years	175,839	181,037	186,250	190,228
6-10 years	195,193	203,733	98,801	104,857
Over 10 years	89,385	90,578	109,811	112,641

Total municipal securities	460,693	475,625	394,862	407,726

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	8,560	8,702	11,740	11,783
Over 10 years	71,945	67,080	72,858	60,581

Total private-label CMO	80,505	75,782	84,598	72,364

Asset-backed securities:
Under 1 year	—	—	—	—
1-5 years	567,975	576,772	644,080	646,315
6-10 years	204,519	210,504	197,940	199,075
Over 10 years	306,293	186,343	258,270	121,698

Total asset-backed securities (1)	1,078,787	973,619	1,100,290	967,088

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	282,448	291,965	510,937	504,045
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	282,448	291,965	510,937	504,045

Corporate debt:
Under 1 year	27,439	27,808	501	518
1-5 years	480,902	488,622	383,909	379,657
6-10 years	121,962	126,535	148,896	148,708
Over 10 years	10,154	10,324	—	—

Total corporate debt	640,457	653,289	533,306	528,883

Other:
Under 1 year	3,150	3,146	1,900	1,900
1-5 years	750	750	2,250	2,234
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	301,464	301,464	286,515	286,515
Marketable equity securities	17,293	17,608	53,665	53,619

Total other	322,657	322,968	344,330	344,268

Total available-for-sale and other securities	$7,720,043	$7,778,568	$8,123,954	$8,078,014

(1)	Amounts at September 30, 2012 and December 31, 2011 include automobile asset backed securities with a fair value of $33 million and $145 million, respectively, which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, or “TALF,” administered by the Federal Reserve Bank of New York.

Other securities at September 30, 2012 and December 31, 2011 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million and none, respectively, of stock issued by the FHLB of Indianapolis, and $132.4 million and $120.9 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At September 30, 2012 and December 31, 2011, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at September 30, 2012 and December 31, 2011.

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2012
U.S. Treasury	$51,788	$783	$—	$52,571
Federal agencies:
Mortgage-backed securities	4,449,909	118,918	(225)	4,568,602
Other agencies	352,799	11,350	(2)	364,147

Total U.S. Government backed securities	4,854,496	131,051	(227)	4,985,320
Municipal securities	460,693	14,960	(28)	475,625
Private-label CMO	80,505	1,091	(5,814)	75,782
Asset-backed securities	1,078,787	15,768	(120,936)	973,619
Covered bonds	282,448	9,517	—	291,965
Corporate debt	640,457	13,509	(677)	653,289
Other securities	322,657	360	(49)	322,968

Total available-for-sale and other securities	$7,720,043	$186,256	$(127,731)	$7,778,568

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2011
U.S. Treasury	$52,282	$922	$—	$53,204
Federal agencies:
Mortgage-backed securities	4,378,623	88,266	(1,997)	4,464,892
Other agencies	724,726	10,821	(3)	735,544

Total U.S. Government backed securities	5,155,631	100,009	(2,000)	5,253,640
Municipal securities	394,862	12,889	(25)	407,726
Private-label CMO	84,598	347	(12,581)	72,364
Asset-backed securities	1,100,290	3,925	(137,127)	967,088
Covered bonds	510,937	860	(7,752)	504,045
Corporate debt	533,306	891	(5,314)	528,883
Other securities	344,330	219	(281)	344,268

Total available-for-sale and other securities	$8,123,954	$119,140	$(165,080)	$8,078,014

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2012 and December 31, 2011.

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	11,543	(110)	38,500	(115)	50,043	(225)
Other agencies	1,416	(2)	—	—	1,416	(2)

Total U.S. Government backed securities	12,959	(112)	38,500	(115)	51,459	(227)
Municipal securities	27,851	(28)	—	—	27,851	(28)
Private-label CMO	24,092	—	36,014	(5,814)	60,106	(5,814)
Asset-backed securities	—	—	103,406	(120,936)	103,406	(120,936)
Covered bonds	—	—	—	—	—	—
Corporate debt	31,108	(64)	274,387	(613)	305,495	(677)
Other securities	—	—	1,409	(49)	1,409	(49)

Total temporarily impaired securities	$96,010	$(204)	$453,716	$(127,527)	$549,726	$(127,731)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	417,614	(1,997)	—	—	417,614	(1,997)
Other agencies	3,070	(3)	—	—	3,070	(3)

Total U.S. Government backed securities	420,684	(2,000)	—	—	420,684	(2,000)
Municipal securities	6,667	(1)	7,311	(24)	13,978	(25)
Private-label CMO	11,613	(48)	51,039	(12,533)	62,652	(12,581)
Asset-backed securities	252,671	(547)	113,663	(136,580)	366,334	(137,127)
Covered bonds	363,694	(7,214)	14,684	(538)	378,378	(7,752)
Corporate debt	237,401	(3,652)	198,338	(1,662)	435,739	(5,314)
Other securities	1,984	(16)	—	(265)	1,984	(281)

Total temporarily impaired securities	$1,294,714	$(13,478)	$385,035	$(151,602)	$1,679,749	$(165,080)

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Gross gains on sales of securities	$6,253	$174	$7,736	$16,532
Gross (losses) on sales of securities	(1,968)	(160)	(2,224)	(10,624)

Net gain on sales of securities	$4,285	$14	$5,512	$5,908

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

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of September 30, 2012:

Credit Ratings of Selected Investment Securities (1)

(dollar amounts in thousands)

			Credit Rating of Fair Value Amount
	Amortized Cost	Fair Value	AAA	AA +/-	A+/-	BBB +/-	<BBB-
Private-label CMO securities	$80,505	$75,782	$24,092	$—	$19,733	$4,593	$27,364
Alt-A mortgage-backed securities	29,805	27,351	—	27,351	—	—	—
Pooled-trust-preferred securities	197,382	78,926	—	—	21,053	—	57,873

Total at September 30, 2012	$307,692	$182,059	$24,092	$27,351	$40,786	$4,593	$85,237

Total at December 31, 2011	$342,867	$194,062	$1,045	$23,353	$52,935	$6,858	$109,871

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at September 30, 2012. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

September 30, 2012

(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,645	$30,653	$9,486	$(21,167)	C	31/36	11%	15%	—%
Alesco IV (1)	21,407	8,242	471	(7,771)	C	29/40	18	24	—
ICONS	20,000	20,000	12,440	(7,560)	BB	23/24	3	14	45
I-Pre TSL II	30,803	30,723	21,053	(9,670)	A	23/25	5	13	74
MM Comm III	7,402	7,072	3,878	(3,194)	B	5/10	7	13	32
Pre TSL IX (1)	5,000	3,955	1,351	(2,604)	C	32/47	22	13	5
Pre TSL X (1)	18,157	9,914	4,979	(4,935)	C	34/51	31	17	—
Pre TSL XI (1)	25,601	22,307	7,923	(14,384)	C	41/62	29	17	—
Pre TSL XIII (1)	28,790	22,702	7,566	(15,136)	C	40/63	35	28	1
Reg Diversified (1)	25,500	6,908	365	(6,543)	D	23/44	46	20	—
Soloso (1)	12,500	3,906	554	(3,352)	C	40/65	30	20	—
Tropic III	31,000	31,000	8,860	(22,140)	CC	24/43	36	25	27

Total	$267,805	$197,382	$78,926	$(118,456)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

For securities that Huntington does not expect to sell and it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. A discounted cash flow analysis, which includes evaluating the timing of the expected cash flows, is completed for all debt securities subject to credit impairment. The measurement of the credit loss component is equal to the difference between the debt security’s cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and, therefore, are recognized in OCI. Huntington believes that it will fully collect the carrying value of securities on which noncredit-related impairment has been recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, or if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis, all OTTI is recognized in earnings. Presentation of OTTI is made in the Condensed Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 5.00% to LIBOR plus 16.25% as of 2012. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the three-month and nine-month periods ended September 30, 2012 and 2011, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$(131)	$—	$(361)
Pooled-trust-preferred	—	(204)	—	(3,410)
Private label CMO	(116)	(1,029)	(1,601)	(1,940)

Total debt securities	(116)	(1,364)	(1,601)	(5,711)

Equity securities	—	—	(5)	—

Total available-for-sale and other securities	$(116)	$(1,364)	$(1,606)	$(5,711)

The following table rolls forward the OTTI amounts recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2012 and 2011 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Balance, beginning of period	$57,152	$54,402	$56,764	$54,536
Reductions from sales/maturities	(7,848)	—	(8,945)	(4,481)
Credit losses not previously recognized	—	26	—	26
Additional credit losses	116	1,338	1,601	5,685

Balance, end of period	$49,420	$55,766	$49,420	$55,766

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at September 30, 2012.

As of September 30, 2012, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

During the 2012 third quarter, Huntington transferred $278.7 million of federal agencies, mortgage-backed securities and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The securities were reclassified at fair value at the date of transfer. At the time of the transfer, less than $0.1 million of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Additionally, during the 2012 third quarter, Huntington purchased $734.7 million of federal agencies, mortgage-backed securities which were classified directly into the held-to-maturity portfolio.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	1,506,139	1,548,303	640,551	660,186

Total Federal agencies: mortgage-backed securities	1,506,139	1,548,303	640,551	660,186

Other agencies:
Over 10 years	76,011	76,667	—	—

Total other agencies	76,011	76,667	—	—

Total U.S. Government backed agencies	1,582,150	1,624,970	640,551	660,186

Total held-to-maturity securities	$1,582,150	$1,624,970	$640,551	$660,186

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2012 and December 31, 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
September 30, 2012
Federal Agencies:
Mortgage-backed securities	$1,506,139	$42,164	$—	$1,548,303
Other agencies	76,011	656	—	76,667

Total U.S. Government backed securities	1,582,150	42,820	—	1,624,970

Total held-to-maturity securities	$1,582,150	$42,820	$—	$1,624,970

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2011
Federal Agencies:
Mortgage-backed securities	$640,551	$19,652	$(17)	$660,186
Other agencies	—	—	—	—

Total U.S. Government backed securities	640,551	19,652	(17)	660,186

Total held-to-maturity securities	$640,551	$19,652	$(17)	$660,186

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any OTTI would be recognized in earnings. As of September 30, 2012, Management has evaluated all held-to-maturity securities and concluded no OTTI existed in the portfolio.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Residential mortgage loans sold with servicing retained	$889,769	$515,179	$2,746,068	$2,264,697
Pretax gains resulting from above loan sales (1)	30,195	12,737	83,849	57,982

(1)	Recorded in other noninterest income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
Fair Value Method:	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Fair value, beginning of period	$45,061	$104,997	$65,001	$125,679
Change in fair value during the period due to:
Time decay (1)	(633)	(1,222)	(2,282)	(3,987)
Payoffs (2)	(3,043)	(4,614)	(11,334)	(15,013)
Changes in valuation inputs or assumptions (3)	(4,764)	(25,337)	(14,764)	(32,855)

Fair value, end of period:	$36,621	$73,824	$36,621	$73,824

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

	Three Months Ended		Nine Months Ended
Amortization Method:	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Carrying value, beginning of period	$83,236	$84,742	$72,434	$70,516
New servicing assets created	7,725	4,572	26,081	24,549
Impairment (charge) / recovery	(14,779)	(14,057)	(13,886)	(14,057)
Amortization and other	(4,729)	(3,804)	(13,176)	(9,555)

Carrying value, end of period	$71,453	$71,453	$71,453	$71,453

Fair value, end of period	$71,453	$71,467	$71,453	$71,467

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2012, and December 31, 2011, to changes in these assumptions follows:

	September 30, 2012				December 31, 2011
			Decline in fair value due to				Decline in fair value due to
			10%	20%			10%	20%
			adverse	adverse			adverse	adverse
(dollar amounts in thousands)	Actual		change	change	Actual		change	change
Constant prepayment rate	22.1%		$(2,768)	$(5,406)	20.11%		$(4,720)	$(9,321)
Spread over forward interest rate swap rates	1,291	bps	(1,314)	(2,628)	650	bps	(1,511)	(3,023)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2012, and December 31, 2011, to changes in these assumptions follows:

	September 30, 2012				December 31, 2011
			Decline in fair value due to				Decline in fair value due to
			10%	20%			10%	20%
			adverse	adverse			adverse	adverse
(dollar amounts in thousands)	Actual		change	change	Actual		change	change
Constant prepayment rate	19.65%		$(4,723)	$(9,105)	15.92%		$(3,679)	$(7,160)
Spread over forward interest rate swap rates	943	bps	(2,429)	(4,858)	953	bps	(2,605)	(5,211)

Total servicing fees included in mortgage banking income amounted to $11.3 million and $12.1 million for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, servicing fees totaled $34.7 million and $37.1 million, respectively.

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

$1.3 billion of automobile loans were transferred from the automobile loan portfolio to loans held for sale during the 2012 second quarter in preparation of a securitization that was completed in October 2012. The securitization and resulting sale of all underlying securities qualified for sale accounting. As a result of this transaction, in the 2012 fourth quarter, Huntington recognized a gain of approximately $17 million.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2012 and 2011, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Carrying value, beginning of period	$26,737	$49	$13,377	$97
New servicing assets created	2,854	16,039	22,737	16,039
Amortization and other	(3,912)	(743)	(10,435)	(791)

Carrying value, end of period	$25,679	$15,345	$25,679	$15,345

Fair value, end of period	$26,635	$16,039	$26,635	$16,039

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value at September 30, 2012, and December 31, 2011, to changes in these assumptions follows:

	September 30, 2012				December 31, 2011
			Decline in fair value due to				Decline in fair value due to
			10%	20%			10%	20%
			adverse	adverse			adverse	adverse
(dollar amounts in thousands)	Actual		change	change	Actual		change	change
Constant prepayment rate	1.17%		$(1,119)	$(1,971)	1.30%		$(362)	$(708)
Spread over forward interest rate swap rates	80	bps	(13)	(26)	NA	bps	NA	NA

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.2 million and $0.3 million for the three-month periods ending September 30, 2012, and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, servicing income, net of amortization of capitalized serving assets, amounted to $5.6 million and $1.0 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

A rollforward of goodwill by business segment for the first nine-month period of 2012 was as follows:

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

At September 30, 2012, and December 31, 2011, Huntington’s other intangible assets consisted of the following:

	Gross			Net
	Carrying		Accumulated	Carrying
(dollar amounts in thousands)	Amount		Amortization	Value
September 30, 2012
Core deposit intangible	$380,249	(1)	$(292,329)	$87,920
Customer relationship	104,574		(48,973)	55,601
Other	25,164		(24,881)	283

Total other intangible assets	$509,987		$(366,183)	$143,804

December 31, 2011
Core deposit intangible	$376,846		$(263,410)	$113,436
Customer relationship	104,574		(43,052)	61,522
Other	25,164		(24,820)	344

Total other intangible assets	$506,584		$(331,282)	$175,302

(1)	Includes $3,403 thousand related to the FDIC-assisted acquisition of Fidelity Bank on March 30, 2012.

The estimated amortization expense of other intangible assets for the remainder of 2012 and the next five years is as follows:

(dollar amounts	Amortization
in thousands)	Expense
2012	$11,967
2013	41,083
2014	36,368
2015	20,207
2016	6,993
2017	6,511

8. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, were as follows:

	Three Months Ended
	September 30, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$9,322	$(3,263)	$6,059
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	61,074	(21,608)	39,466
Less: Reclassification adjustment for net losses (gains) included in net income	(4,169)	1,459	(2,710)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	66,227	(23,412)	42,815

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(26)	9	(17)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	21,595	(7,568)	14,027
Less: Reclassification adjustment for net losses (gains) losses included in net income	(13,298)	4,665	(8,633)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	8,297	(2,903)	5,394

Amortization of net actuarial loss and prior service cost included in net income	4,990	(1,747)	3,243

Total other comprehensive income	$79,488	$(28,053)	$51,435

	Three Months Ended
	September 30, 2011
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(4,362)	$1,527	$(2,835)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	42,832	(15,180)	27,652
Less: Reclassification adjustment for net losses (gains) included in net income	1,350	(473)	877

Net change in unrealized holding gains (losses) on available-for-sale debt securities	39,820	(14,126)	25,694

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(197)	69	(128)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	25,338	(8,868)	16,470
Less: Reclassification adjustment for net losses (gains) losses included in net income	(3,844)	1,345	(2,499)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	21,494	(7,523)	13,971

Amortization of net actuarial loss and prior service cost included in net income	4,003	(1,401)	2,602

Total other comprehensive income	$65,120	$(22,981)	$42,139

	Nine Months Ended
	September 30, 2012
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$15,574	$(5,451)	$10,123
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	92,436	(32,831)	59,605
Less: Reclassification adjustment for net losses (gains) included in net income	(3,906)	1,367	(2,539)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	104,104	(36,915)	67,189

Net change in unrealized holding gains (losses) on available-for-sale equity securities	361	(126)	235
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	5,139	(1,810)	3,329
Less: Reclassification adjustment for net losses (gains) losses included in net income	13,428	(4,689)	8,739

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	18,567	(6,499)	12,068

Amortization of net actuarial loss and prior service cost included in net income	14,968	(5,239)	9,729

Total other comprehensive income	$138,000	$(48,779)	$89,221

	Nine Months Ended
	September 30, 2011
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	11,079	(3,878)	7,201
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	132,575	(46,446)	86,129
Less: Reclassification adjustment for net losses (gains) included in net income	(197)	69	(128)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	143,457	(50,255)	93,202

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(145)	50	(95)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	21,102	(7,374)	13,728
Less: Reclassification adjustment for net losses (gains) losses included in net income	3,795	(1,340)	2,455

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	24,897	(8,714)	16,183

Amortization of net actuarial loss and prior service cost included in net income	12,003	(4,201)	7,802

Total other comprehensive income	$180,212	$(63,120)	$117,092

Activity in accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2012 and 2011, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2010	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)
Period change	93,202	(95)	16,183	7,802	117,092

Balance, September 30, 2011	$(8,088)	$(522)	$51,893	$(123,687)	$(80,404)

Balance, December 31, 2011	$(29,267)	$(30)	$40,898	$(185,364)	$(173,763)
Period change	67,189	235	12,068	9,729	89,221

Balance, September 30, 2012	$37,922	$205	$52,966	$(175,635)	$(84,542)

(1)	Amount at September 30, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

9. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the three-month and nine-month periods ended September 30, 2012, Huntington repurchased a total of 3.7 million and 10.2 million shares of common stock, respectively, at a weighted average share price of $6.68 and $6.42, respectively. Huntington did not repurchase any shares of common stock during 2011.

10. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and nine-month periods ended September 30, 2012 and 2011, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2012	2011	2012	2011
Basic earnings per common share:
Net income	$167,767	$143,391	$473,743	$415,755
Preferred stock dividends	(7,983)	(7,703)	(24,016)	(23,110)

Net income available to common shareholders	$159,784	$135,688	$449,727	$392,645
Average common shares issued and outstanding	857,871	863,911	861,543	863,542
Basic earnings per common share	$0.19	$0.16	$0.52	$0.45
Diluted earnings per common share
Net income available to common shareholders	$159,784	$135,688	$449,727	$392,645
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$159,784	$135,688	$449,727	$392,645
Average common shares issued and outstanding	857,871	863,911	861,543	863,542
Dilutive potential common shares:
Stock options and restricted stock units and awards	4,479	2,646	4,007	2,938
Shares held in deferred compensation plans	1,238	1,076	1,218	966
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	5,717	3,722	5,225	3,904

Total diluted average common shares issued and outstanding	863,588	867,633	866,768	867,446
Diluted earnings per common share	$0.19	$0.16	$0.52	$0.45

For the three-month and nine-month periods ended September 30, 2012 and 2011, approximately 23.5 million and 25.2 million, respectively and 24.6 million, and 13.9 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Assumptions
Risk-free interest rate	0.87%	1.97%	1.10%	1.97%
Expected dividend yield	2.46	2.64	2.37	2.62
Expected volatility of Huntington’s common stock	35.0	30.0	34.9	30.0
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$1.68	$1.40	$1.79	$1.41

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Share-based compensation expense	$7,138	$6,463	$19,958	$13,986
Tax benefit	2,366	2,182	6,627	4,815

Huntington’s stock option activity and related information for the nine-month period ended September 30, 2012, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	27,205	$11.47
Granted	5,556	6.74
Exercised	(426)	4.25
Forfeited/expired	(5,470)	19.63

Outstanding at September 30, 2012	26,865	$8.94	4.7	$17,978

Vested and expected to vest at September 30, 2012 (1)	25,765	$9.05	4.6	$17,339

Exercisable at September 30, 2012	13,158	$11.75	3.3	$9,081

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the nine-month periods ended September 30, 2012 and September 30, 2011, cash received for the exercises of stock options was $1.8 million and $0.4 million, respectively. The tax benefit realized from stock option exercises was $0.3 million and less than $0.1 million for each respective period.

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of September 30, 2012, and activity for the nine-month period ended September 30, 2012:

(amounts in thousands, except per share amounts)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	7,591	$6.09	—	$—
Granted	2,840	6.69	694	6.77
Vested	(1,090)	5.67	—	—
Forfeited	(291)	6.27	—	—

Nonvested at September 30, 2012	9,050	$6.32	694	$6.77

The weighted-average grant date fair value of nonvested shares granted for the nine-month periods ended September 30, 2012 and 2011, were $6.71 and $6.27, respectively. The total fair value of awards vested was $6.9 million and $8.7 million during the nine-month periods ended September 30, 2012, and 2011, respectively. As of September 30, 2012, the total unrecognized compensation cost related to nonvested awards was $35.8 million with a weighted-average expense recognition period of 1.7 years.

During the 2012 second quarter, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan which authorized 51 million shares for future grants. Of the remaining 79 million shares of common stock authorized for issuance at September 30, 2012, 37 million were outstanding and 42 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At September 30, 2012, Management believes there are adequate authorized shares available to satisfy anticipated stock option exercises and award releases in 2012.

12. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. Although not required, Huntington made a $75 million contribution to the Plan in the third quarter of 2012.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Service cost	$6,217	$5,412	$—	$—
Interest cost	7,304	7,518	338	404
Expected return on plan assets	(11,432)	(10,822)	—	—
Amortization of transition asset	(1)	(1)	—	—
Amortization of prior service cost	(1,442)	(1,442)	(339)	(338)
Amortization of gains (losses)	6,739	5,873	(83)	(106)
Settlements	1,750	1,750	—	—

Benefit expense	$9,135	$8,288	$(84)	$(40)

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Service cost	$18,651	$16,238	$—	$—
Interest cost	21,912	22,554	1,013	1,214
Expected return on plan assets	(34,297)	(32,468)	—	—
Amortization of transition asset	(3)	(3)	—	—
Amortization of prior service cost	(4,326)	(4,326)	(1,015)	(1,014)
Amortization of gains	20,218	17,621	(249)	(318)
Settlements	5,250	5,250	—	—

Benefit expense	$27,405	$24,866	$(251)	$(118)

The Bank, as trustee, held all Plan assets at September 30, 2012, and December 31, 2011. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	September 30, 2012		December 31, 2011
Cash	$1,786	—%	$25	—%
Cash equivalents:
Huntington funds - money market	22,911	4	39,943	7
Fixed income:
Huntington funds - fixed income funds	107,122	17	174,615	32
Corporate obligations	124,530	19	—	—
U.S. Government Agencies	34,893	5	—	—
Equities:
Huntington funds	312,303	49	283,963	53
Huntington common stock	39,998	6	40,424	8

Fair value of plan assets	$643,543	100%	$538,970	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at September 30, 2012, are classified as Level 1 within the fair value hierarchy. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At September 30, 2012, Plan assets were invested 4% in cash and cash equivalents, 55% in equity investments, and 41% in bonds, with an average duration of 3.7 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law.

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the Plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the Plan.

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in millions)	2012	2011	2012	2011
SERP & SRIP	$0.8	$0.7	$2.5	$2.1
Defined contribution plan	4.2	3.8	12.8	11.3

Benefit cost	$5.0	$4.5	$15.3	$13.4

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

For non-agency ALT-A asset-backed securities, private-label CMO securities, and pooled-trust-preferred CDO securities the fair value methodology incorporates values obtained from proprietary discounted cash flow models provided by a third party. The modeling process for the ALT-A asset-backed securities and private-label CMO securities incorporates assumptions management believes market participants would use to value the security under current market conditions. The assumptions used include prepayment projections, credit loss assumptions, and discount rates, which include a risk premium due to liquidity and uncertainty that are based on both observable and unobservable inputs. Huntington validates the reasonableness of the assumptions by comparing the assumptions with market information. Huntington uses the discounted cash flow analysis, in conjunction with other relevant pricing information obtained from third party pricing services or broker quotes to establish the fair value that management believes is representative under current market conditions. The modeling of the fair value of the pooled-trust-preferred CDO’s utilizes a similar methodology, with the probability of default (“PD”) of each issuer being the most critical input. Management evaluates the PD assumptions provided to the third party pricing service by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates and prepayments. Each quarter, the Company seeks to obtain information on actual trades of securities with similar characteristics to further support our fair value estimates and our underlying assumptions. For purposes of determining fair value at September 30, 2012, the discounted cash flow modeling was the predominant input.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2012
Assets
Loans held for sale	$—	$518,659	$—	$—	$518,659

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	3,312	—	—	3,312
Federal agencies: Other agencies	—	25	—	—	25
Municipal securities	—	11,529	—	—	11,529
Other securities	77,029	75	—	—	77,104

	77,029	14,941	—	—	91,970
Available-for-sale and other securities:
U.S. Treasury securities	52,571	—	—	—	52,571
Federal agencies: Mortgage-backed	—	4,568,602	—	—	4,568,602
Federal agencies: Other agencies	—	364,147	—	—	364,147
Municipal securities	—	409,289	66,336	—	475,625
Private-label CMO	—	24,092	51,690	—	75,782
Asset-backed securities	—	867,342	106,277	—	973,619
Covered bonds	—	291,965	—	—	291,965
Corporate debt	—	653,289	—	—	653,289
Other securities	17,608	3,896	—	—	21,504

	70,179	7,182,622	224,303	—	7,477,104

Automobile loans	—	—	173,639	—	173,639

MSRs	—	—	36,621	—	36,621

Derivative assets	6,515	525,888	18,418	(108,411)	442,410

Liabilities
Securitization trust notes payable	—	—	—	—	—

Derivative liabilities	20,360	255,861	450	(95,616)	181,055

Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2011
Assets
Mortgage loans held for sale	$—	$343,588	$—	$—	$343,588

Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	5,541	—	—	5,541
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	8,147	—	—	8,147
Other securities	32,085	126	—	—	32,211

	32,085	13,814	—	—	45,899

Available-for-sale and other securities:
U.S. Treasury securities	53,204	—	—	—	53,204
Federal agencies: Mortgage-backed	—	4,464,892	—	—	4,464,892
Federal agencies: Other agencies	—	735,544	—	—	735,544
Municipal securities	—	312,634	95,092	—	407,726
Private-label CMO	—	—	72,364	—	72,364
Asset-backed securities	—	845,390	121,698	—	967,088
Covered bonds	—	504,045	—	—	504,045
Corporate debt	—	528,883	—	—	528,883
Other securities	53,619	4,134	—	—	57,753

	106,823	7,395,522	289,154	—	7,791,499

Automobile loans	—	—	296,250	—	296,250

MSRs	—	—	65,001	—	65,001

Derivative assets	4,886	485,428	6,770	(94,082)	403,002

Liabilities
Securitization trust notes payable	—	123,039	—	—	123,039

Derivative liabilities	12,245	246,132	6,939	—	265,316

Other liabilities	—	751	—	—	751

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(8,440)	7,481	—	93	39	(546)
Included in OCI	—	—	—	2,632	10,484	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(35,846)
Issues	—	—	—	—	—	—
Settlements	—	(1,904)	(11,815)	(2,997)	(3,068)	—

Closing balance	$36,621	$17,968	$66,336	$51,690	$106,277	$173,639

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(8,440)	$5,577	$—	$2,632	$10,484	$(546)

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$104,997	$418	$123,800	$88,770	$165,742	$400,935
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(31,173)	7,557	—	(872)	(354)	(3,695)
Included in OCI	—	—	—	(2,543)	(9,874)	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(52,711)
Issues	—	—	—	—	—	—
Settlements	—	(41)	(22,373)	(6,455)	(2,495)	—

Closing balance	$73,824	$7,934	$101,427	$78,900	$153,019	$344,529

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(31,173)	$7,516	$—	$(2,543)	$(9,874)	$(3,695)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(28,380)	13,702	—	(912)	(97)	(1,196)
Included in OCI	—	—	—	7,511	15,663	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(121,415)
Issues	—	—	—	—	—	—
Settlements	—	4,435	(28,756)	(12,090)	(10,135)	—

Closing balance	$36,621	$17,968	$66,336	$51,690	$106,277	$173,639

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(28,380)	$11,084	$—	$7,511	$15,663	$(1,196)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$125,679	$966	$149,806	$121,925	$162,684	$522,717
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(51,855)	7,264	—	(1,255)	(3,615)	(5,079)
Included in OCI	—	—	—	1,074	3,716	—
Purchases	—	—	1,760	—	—	—
Sales	—	—	—	(20,958)	—	—
Repayments	—	—	—	—	—	(173,109)
Issues	—	—	—	—	—	—
Settlements	—	(296)	(50,139)	(21,886)	(9,766)	—

Closing balance	$73,824	$7,934	$101,427	$78,900	$153,019	$344,529

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(51,855)	$6,968	$—	$769	$3,716	$(5,079)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2012
		Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(8,440)	$7,481	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(116)	—	—
Interest and fee income	—	—	—	209	39	(1,451)
Noninterest income	—	—	—	—	—	905

Total	$(8,440)	$7,481	$—	$93	$39	$(546)

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2011
		Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(31,173)	$7,101	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,029)	(335)	—
Interest and fee income	—	—	—	157	(19)	(3,627)
Noninterest income	—	456	—	—	—	(68)

Total	$(31,173)	$7,557	$—	$(872)	$(354)	$(3,695)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2012
		Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(28,380)	$13,702	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,601)	—	—
Interest and fee income	—	—	—	689	(97)	(5,740)
Noninterest income	—	—	—	—	—	4,544

Total	$(28,380)	$13,702	$—	$(912)	$(97)	$(1,196)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2011
		Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(51,855)	$7,763	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,941)	(3,771)	—
Interest and fee income	—	—	—	686	156	(8,852)
Noninterest income	—	(499)	—	—	—	3,773

Total	$(51,855)	$7,264	$—	$(1,255)	$(3,615)	$(5,079)

Assets and liabilities under the fair value option

Huntington has elected the fair value option for certain loans in the held for sale portfolio. The following table presents the fair value and aggregate principal balance of loans held for sale under the fair value option.

	September 30, 2012			December 31, 2011
	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	518,659	487,042	31,617	343,588	328,641	14,947
Automobile loans	173,639	171,760	1,879	296,250	293,174	3,076
Liabilities
Securitization trust notes payable	—	—	—	123,039	121,016	2,023

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Net gains (losses) from fair value changes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Assets
Mortgage loans held for sale	$9,224	$5,823	$12,913	$13,725
Automobile loans	(546)	(3,695)	(1,197)	(5,079)
Liabilities
Securitization trust notes payable	(101)	(2,485)	(2,023)	(6,102)

	Gains (losses) included
	in fair value changes associated
	with instrument specific credit risk
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Assets
Automobile loans	$1,137	$2,498	$3,715	$4,780

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At September 30, 2012, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Nine
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Impaired loans	$129,312	$—	$—	$129,312	$(41,322)
Accrued income and other assets	54,206	—	—	54,206	(2,113)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At September 30, 2012, Huntington identified $129.3 million of impaired loans for which the fair value is recorded based upon collateral value. For the nine-month period ended September 30, 2012, nonrecurring fair value impairment of $41.3 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At September 30, 2012, Huntington had $54.2 million of OREO assets. For the nine-month period ended September 30, 2012, fair value losses of $2.1 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2012.

Quantitative Information about Level 3 Fair Value Measurements

(dollar amounts in thousands, except net costs to service)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$36,621	Discounted cash flow	Constant prepayment rate (CPR)	10.0% - 34.0% (22.0%)
			Spread over forward interest rate swap rates	-603 - 4,552 (1,291)

Derivative assets	18,418	Consensus Pricing	Net market price	-1.0% - 11.7% (4.1%)
Derivative liabilities	450		Estimated Pull thru %	50.0% - 88.0% (69.0%)

Municipal securities	66,336	Discounted cash flow	Discount rate	0.6% - 7.0% (2.5%)
Private-label CMO	51,690	Discounted cash flow	Discount rate	3.1% - 8.8% (6.4%)
			Constant prepayment rate (CPR)	5.1% - 26.7% (14.9%)
			Probability of default	0.1% - 4.0% (1.3%)
			Loss Severity	0.0% - 64.0% (28.5%)

Asset-backed securities	106,277	Discounted cash flow	Discount rate Constant prepayment rate (CPR) Cumulative prepayment rate Constant default Cumulative default Loss given default Cure given deferral Loss severity	5.3% - 16.6% (9.4%) 5.1% - 9.8% (4.1%) 0.0% - 100.0% (6.9%) 0.3% - 4.0% (2.3%) 0.8% - 100.0% (20.4%) 85.0% - 100.0% (93.3%) 0.0% - 100.0% (37.0%) 20.0% - 72.0% (50.1%)

Automobile loans	173,639	Discounted cash flow	Absolute prepayment speed (ABS)	1.3%
			Discount rate	0.6% - 9.0% (4.1%)

Impaired loans	129,312	Appraisal value	NA	NA

Other real estate owned	54,206	Appraisal value	NA	NA

The following provides a general description of the impact of a change in an unobservable input on the fair value measurement and the interrelationship between unobservable inputs, where relevant/significant. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below.

A significant change in the unobservable inputs may result in a significant change in the ending fair value measurement of Level 3 instruments. In general, prepayment rates increase when market interest rates decline and decrease when market interest rates rise and higher prepayment rates generally result in lower fair values for MSR assets, Private-label CMO securities, Asset-backed securities, and automobile loans.

Credit loss estimates, such as probability of default, constant default, cumulative default, loss given default, cure given default, and loss severity, are driven by the ability of the borrowers to pay their loans and the value of the underlying collateral and are impacted by changes in macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Higher credit loss estimates generally result in lower fair values. Credit spreads generally increase when liquidity risks and market volatility increase and decrease when liquidity conditions and market volatility improve.

Discount rates and spread over forward interest rate swap rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve. Higher discount rates and credit spreads generally result in lower fair market values.

Net market price and pull through percentages generally increase when market interest rates increase and decline when market interest rates decline. Higher net market price and pull through percentages generally result in higher fair values.

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$863,236	$863,236	$1,206,911	$1,206,911
Trading account securities	91,970	91,970	45,899	45,899
Loans held for sale	1,852,919	1,890,882	1,618,391	1,638,276
Available-for-sale and other securities	7,778,568	7,778,568	8,078,014	8,078,014
Held-to-maturity securities	1,582,150	1,624,970	640,551	660,186
Net loans and direct financing leases	39,471,275	37,944,350	37,958,955	36,669,829
Derivatives	442,410	442,410	403,002	403,002

Financial Liabilities:
Deposits	46,741,286	46,833,300	43,279,625	43,406,125
Short-term borrowings	1,259,771	1,252,276	1,441,092	1,429,717
Federal Home Loan Bank advances	9,406	9,406	362,972	362,972
Other long-term debt	185,613	182,703	1,231,517	1,232,975
Subordinated notes	1,306,273	1,285,493	1,503,368	1,410,392
Derivatives	181,055	181,055	265,316	265,316

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2012 and December 31, 2011:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	September 30, 2012
Financial Assets
Loans held for sale	$—	$—	$1,369,610	$1,369,610
Held-to-maturity securities	—	1,624,970	—	1,624,970
Net loans and direct financing leases	—	—	37,770,711	37,770,711
Financial liabilities
Deposits	—	39,291,228	7,542,072	46,833,300
Short-term borrowings	—	—	1,252,276	1,252,276
Other long-term debt	—	29,038	153,665	182,703
Subordinated notes	—	—	1,285,493	1,285,493

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2011
Financial Assets
Loans held for sale	$—	$—	$1,291,755	$1,291,755
Held-to-maturity securities	—	660,186	—	660,186
Net loans and direct financing leases	—	—	36,373,579	36,373,579
Financial liabilities
Deposits	—	35,049,194	8,356,931	43,406,125
Short-term borrowings	—	—	1,429,717	1,429,717
Other long-term debt	—	937,959	171,977	1,109,936
Subordinated notes	—	—	1,410,392	1,410,392

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

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, caps, floors, and collars are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 13. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At September 30, 2012 and December 31, 2011, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $16.7 million and $36.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

At September 30, 2012, Huntington pledged $155.8 million of investment securities and cash collateral to counterparties, while other counterparties pledged $187.6 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2012, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,411,800	$8,411,800
Deposits	691,875	—	691,875
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at September 30, 2012	$1,324,875	$8,411,800	$9,736,675

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2012:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed — generic	$7,961,000	2.5	$72,841	1.11%	0.53%
Pay fixed — generic	450,800	2.8	(3,413)	0.38	0.70

Total asset conversion swaps	8,411,800	2.5	69,428	1.07	0.53
Liability conversion swaps
Receive fixed — generic	1,324,875	3.4	119,368	2.88	0.50

Total liability conversion swaps	1,324,875	3.4	119,368	2.88	0.50

Total swap portfolio	$9,736,675	2.6	$188,796	1.31%	0.53%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $28.8 million and $27.4 million for the three-month periods ended September 30, 2012, and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, the net amounts resulted in an increase to net interest income of $81.2 million and $89.3 million, respectively.

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

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2012, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at September 30, 2012 and December 31, 2011 of Huntington’s financial instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements.

Asset derivatives included in accrued income and other assets:

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Interest rate contracts designated as hedging instruments	$188,796	$175,932
Interest rate contracts not designated as hedging instruments	337,092	309,496
Foreign exchange contracts not designated as hedging instruments	6,316	4,885

Total contracts	$532,204	$490,313

Liability derivatives included in accrued expenses and other liabilities

(dollar amounts in thousands)	September 30, 2012	December 31, 2011
Interest rate contracts designated as hedging instruments	$—	$—
Interest rate contracts not designated as hedging instruments	256,306	252,962
Foreign exchange contracts not designated as hedging instruments	4,888	4,318

Total contracts	$261,194	$257,280

Fair value hedges are established to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(417)	$2,922	$(852)	$3,831
Change in fair value of hedged deposits (1)	428	(2,870)	840	(3,949)
Change in fair value of interest rate swaps hedging subordinated notes (2)	2,448	41,170	8,207	46,407
Change in fair value of hedged subordinated notes (2)	(2,448)	(41,170)	(8,207)	(46,407)
Change in fair value of interest rate swaps hedging other long-term debt (2)	205	2,138	489	2,527
Change in fair value of hedged other long-term debt (2)	(205)	(2,138)	(489)	(2,527)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and nine-month periods ended September 30, 2012 and 2011 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2012	2011		2012	2011
Interest rate contracts
Loans	$14,027	$16,091	Interest and fee income - loans and leases	$(13,428)	$(3,851)
Investment Securities	—	379	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	130	7
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$14,027	$16,470		$(13,298)	$(3,844)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2012	2011		2012	2011
Interest rate contracts
Loans	$4,031	$12,880	Interest and fee income - loans and leases	$13,285	$3,776
Investment Securities	(702)	847	Interest and fee income - investment securities	—	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	143	20
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$3,329	$13,727		$13,428	$3,796

During the next twelve months, Huntington expects to reclassify to earnings $35.7 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(215)	$(261)	$(146)	$(147)
FHLB Advances	—	—	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2012 and December 31, 2011, were $62.4 million and $53.2 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $22.6 billion and $10.6 billion at September 30, 2012 and December 31, 2011, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $336.9 million and $309.5 million at the same dates, respectively.

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

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Derivative assets:
Interest rate lock agreements	$18,418	$6,770
Forward trades and options	199	1

Total derivative assets	18,617	6,771

Derivative liabilities:
Interest rate lock agreements	(5)	(109)
Forward trades and options	(15,472)	(7,927)

Total derivative liabilities	(15,477)	(8,036)

Net derivative asset (liability)	$3,140	$(1,265)

The total notional value of these derivative financial instruments at September 30, 2012 and December 31, 2011, was $1.8 billion and $1.7 billion, respectively. The total notional amount at September 30, 2012, corresponds to trading assets with a fair value of $20.2 million and trading liabilities with a fair value of less than $0.1 million. Total MSR hedging gains and (losses) for the three-month periods ended September 30, 2012 and 2011, were $15.4 million and $30.3 million, respectively and $33.0 million and $39.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Included in total MSR hedging gains and losses for the three-month periods ended September 30, 2012 and 2011 were net gains and (losses) related to derivative instruments of $15.4 million and $30.2 million, respectively, and $33.0 million and $39.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15. VIEs

Consolidated VIEs

Consolidated VIEs at September 30, 2012, consisted of certain loan securitization trusts. These securitizations included automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011:

	September 30, 2012
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$13,459	$42,333	$—	$55,792
Loans and leases	173,639	427,213	—	600,852
Allowance for loan and lease losses	—	(3,332)	—	(3,332)

Net loans and leases	173,639	423,881	—	597,520
Accrued income and other assets	738	1,661	287	2,686

Total assets	$187,836	$467,875	$287	$655,998

Liabilities:
Other long-term debt	$—	$28,543	$—	$28,543
Accrued interest and other liabilities	—	6	287	293

Total liabilities	$—	$28,549	$287	$28,836

	December 31, 2011
	2008	2009	2006	Other
	Automobile	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trust	Trusts	Total
Assets:
Cash	$12,722	$18,212	$52,325	$—	$83,259
Loans and leases	131,563	296,250	704,345	—	1,132,158
Allowance for loan and lease losses	(1,118)	—	(5,987)	—	(7,105)

Net loans and leases	130,445	296,250	698,358	—	1,125,053
Accrued income and other assets	610	1,692	2,959	1,117	6,378

Total assets	$143,777	$316,154	$753,642	$1,117	$1,214,690

Liabilities:
Other long-term debt	$18,230	$123,039	$333,644	$—	$474,913
Accrued interest and other liabilities	40	298	88	419	845

Total liabilities	$18,270	$123,337	$333,732	$419	$475,758

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its’ interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2012, and December 31, 2011:

	September 30, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012 Automobile Trust	$14,625	$—	$14,625
2011 Automobile Trust	8,462	—	8,462
Tower Hill Securities, Inc.	89,158	65,000	89,158
Trust Preferred Securities	14,879	350,009	—
Low Income Housing Tax Credit Partnerships	371,891	136,386	371,891

Total	$499,015	$551,395	$484,136

	December 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2011 Automobile Trust	$13,377	$—	$13,377
Tower Hill Securities, Inc.	90,514	65,000	90,514
Trust Preferred Securities	17,364	554,496	—
Low Income Housing Tax Credit Partnerships	376,098	157,754	376,098

Total	$497,353	$777,250	$479,989

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2012, follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	1.15%	(2)	$111,816	$6,186
Huntington Capital II	1.01	(3)	54,593	3,093
Sky Financial Capital Trust II	3.41	(4)	30,929	929
Sky Financial Capital Trust III	1.86	(5)	72,165	2,165
Sky Financial Capital Trust IV	1.86	(5)	74,320	2,320
Prospect Trust I	3.71	(6)	6,186	186

Total			$350,009	$14,879

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at September 30, 2012, based on three month LIBOR + 0.70.
(3)	Variable effective rate at September 30, 2012, based on three month LIBOR + 0.625.
(4)	Variable effective rate at September 30, 2012, based on three month LIBOR + 2.95.
(5)	Variable effective rate at September 30, 2012, based on three month LIBOR + 1.40.
(6)	Variable effective rate at September 30, 2012, based on three month LIBOR + 3.25.

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

During the first nine-month period of 2012, Huntington redeemed $194.3 million of trust preferred securities. The trust preferred securities were redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions were consistent with the capital plan we submitted to the Federal Reserve, were funded from our existing cash and resulted in a net gain of $0.8 million.

Additionally, in October 2012, Huntington redeemed $36.0 million of trust preferred securities. The trust preferred securities were redeemed at par value. These redemptions were consistent with the capital plan we submitted to the Federal Reserve, were funded from our existing cash and resulted in no amount of either gain or loss.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At September 30, 2012, and December 31, 2011, Huntington had net investment commitments of $371.9 million and $376.1 million, respectively, of which $361.6 million and $322.5 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at September 30, 2012, and December 31, 2011, were as follows:

	September 30,	December 31,
(dollar amounts in millions)	2012	2011
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$9,002	$8,006
Consumer	6,145	5,904
Commercial real estate	746	610
Standby letters-of-credit	520	586

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.4 million and $1.6 million at September 30, 2012, and December 31, 2011, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2012, Huntington had $520 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $520 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of September 30, 2012, approximately $69 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $395 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $56 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At September 30, 2012, and December 31, 2011, Huntington had commitments to sell residential real estate loans of $866.9 million and $629.0 million, respectively. These contracts mature in less than one year.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At September 30, 2012, Huntington had gross unrecognized tax benefits of $6.2 million in income tax liability related to tax positions. Total interest accrued on the unrecognized tax benefits was $2.2 million as of September 30, 2012. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $150.0 million at September 30, 2012. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issued on April 30, 2012, and the Bankruptcy Court issued a bench opinion on July 23, 2012. In that opinion, the Bankruptcy Court denied the Bank the $4.0 million credit, but ruled that approximately $0.9 million of deposits were either double-counted or were outside of the timeframe in which the Teleservices trustee can recover. The Bankruptcy Court’s recommended award will therefore be reduced by this $0.9 million. The Bankruptcy Court also ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011, March 2012, and July 2012 opinions were not reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court filed a report and recommendation to the District Court for the Western District of Michigan on August 1, 2012. The parties each filed objections with supporting briefs. On October 11, 2012, the Bankruptcy Court delivered its report and recommendation along with the parties’ objections and responses to the District Court, which will conduct a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions and issue its decision thereafter.

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

17. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows.

Balance Sheets	September 30,	December 31,
(dollar amounts in thousands)	2012	2011
Assets
Cash and cash equivalents	$893,644	$917,954
Due from The Huntington National Bank	314,281	616,565
Due from non-bank subsidiaries	89,156	188,732
Investment in The Huntington National Bank	4,632,783	4,073,722
Investment in non-bank subsidiaries	787,270	759,532
Accrued interest receivable and other assets	127,451	139,076

Total assets	$6,844,585	$6,695,581

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	700,009	899,779
Dividends payable, accrued expenses, and other liabilities	336,972	377,702

Total liabilities	1,036,981	1,277,481

Shareholders’ equity (1)	5,807,604	5,418,100

Total liabilities and shareholders’ equity	$6,844,585	$6,695,581

(1)	See Huntington’s Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Nine Months Ended
Statements of Income	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	5,000	—	13,450	31,000
Interest from
The Huntington National Bank	8,523	20,248	32,112	60,644
Non-bank subsidiaries	1,280	2,007	4,505	6,962
Other	251	489	1,068	1,529

Total income	15,054	22,744	51,135	100,135

Expense
Personnel costs	11,186	10,251	31,387	24,581
Interest on borrowings	6,621	8,834	24,094	26,256
Other	10,784	14,692	25,632	34,722

Total expense	28,591	33,777	81,113	85,559

Income (loss) before income taxes and equity in undistributednet income of subsidiaries	(13,537)	(11,033)	(29,978)	14,576
Provision (benefit) for income taxes	(15,572)	(8,783)	(26,812)	(9,798)

Income (loss) before equity in undistributed net income of subsidiaries	2,035	(2,250)	(3,166)	24,374
Increase (decrease) in undistributed net income of:
The Huntington National Bank	168,314	143,140	469,274	402,040
Non-bank subsidiaries	(2,582)	2,501	7,635	(10,659)

Net income	$167,767	$143,391	$473,743	$415,755

Other comprehensive income (loss) (1)	51,435	42,139	89,221	117,092

Comprehensive income	$219,202	$185,530	$562,964	$532,847

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Nine Months Ended
Statements of Cash Flows	September 30,
(dollar amounts in thousands)	2012	2011
Operating activities
Net income	$473,743	$415,755
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(502,659)	(434,018)
Depreciation and amortization	197	549
Other, net	(25,494)	134,089

Net cash provided by (used for) operating activities	(54,213)	116,375

Investing activities
Repayments from subsidiaries	(31,347)	(28,415)
Advances to subsidiaries	453,625	99,023

Net cash provided by (used for) investing activities	422,278	70,608

Financing activities
Payment of borrowings	(199,770)	(5,100)
Dividends paid on stock	(127,136)	(50,152)
Repurchases of common stock	(65,303)	—
Redemption of Warrant to the Treasury	—	(49,100)
Other, net	(166)	(551)

Net cash provided by (used for) financing activities	(392,375)	(104,903)

Change in cash and cash equivalents	(24,310)	82,080
Cash and cash equivalents at beginning of period	917,954	615,167

Cash and cash equivalents at end of period	$893,644	$697,247

Supplemental disclosure:
Interest paid	$24,904	$26,256

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our traditional banking network of over 690 branches as well as our convenience branches located in grocery stores in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,300 ATMs.

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

Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2012, December 31, 2011, and September 30, 2011, reported results by business segment:

	Three Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
2012
Net interest income	$213,270	69,995	89,573	48,181	9,279	$430,298
Provision for credit losses	38,347	4,933	(13,948)	7,672	—	37,004
Noninterest income	99,751	33,320	10,000	82,139	35,857	261,067
Noninterest expense	252,241	50,660	38,437	95,049	21,916	458,303
Income taxes	7,852	16,703	26,279	9,659	(32,202)	28,291

Net income	$14,581	$31,019	$48,805	$17,940	$55,422	$167,767

2011
Net interest income	$229,613	61,320	94,380	49,381	(28,216)	$406,478
Provision for credit losses	36,467	16,530	(19,979)	10,568	—	43,586
Noninterest income	110,756	34,030	28,362	54,565	30,846	258,559
Noninterest expense	246,454	50,623	40,348	92,416	9,277	439,118
Income taxes	20,107	9,869	35,831	337	(27,202)	38,942

Net income	$37,341	$18,328	$66,542	$625	$20,555	$143,391

	Nine Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
2012
Net interest income	$656,216	202,116	266,765	143,396	7,976	$1,276,469
Provision for credit losses	103,233	42,542	(61,030)	23,185	—	107,930
Noninterest income	286,745	100,724	55,018	250,370	107,349	800,206
Noninterest expense	727,486	148,219	115,802	279,988	93,753	1,365,248
Income taxes	39,285	39,228	93,454	31,708	(73,921)	129,754

Net income	$72,957	$72,851	$173,557	$58,885	$95,493	$473,743

2011
Net interest income	$702,666	178,787	271,510	145,614	(84,432)	$1,214,145
Provision for credit losses	94,825	23,957	(30,050)	40,036	—	128,768
Noninterest income	311,598	94,657	57,886	187,443	99,687	751,271
Noninterest expense	705,201	143,040	125,652	265,161	59,172	1,298,226
Income taxes	74,983	37,256	81,828	9,751	(81,151)	122,667

Net income	$139,255	$69,191	$151,966	$18,109	$37,234	$415,755

	Assets at		Deposits at
	September 30,	December 31,	September 30,	December 31,
(dollar amounts in millions)	2012	2011	2012	2011
Retail & Business Banking	$14,318	$13,889	$28,220	$27,536
Regional & Commercial Banking	11,333	10,186	6,205	4,683
AFCRE	12,758	12,873	922	881
WGH	7,834	7,474	9,816	9,115
Treasury / Other	10,200	10,029	1,578	1,065

Total	$56,443	$54,451	$46,741	$43,280

19. BUSINESS COMBINATIONS

On March 30, 2012, Huntington acquired the loans, deposits and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, approximately $520.6 million of loans, a receivable of $95.9 million from the FDIC, and $155.0 million of other assets (primarily cash and due from banks and investment securities) were transferred to Huntington. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). Additionally, approximately $712.5 million of deposits and $45.2 million of other borrowings were assumed. Huntington recognized an $11.4 million bargain purchase gain during the 2012 first quarter, which is included in other noninterest income. This amount is subject to revision, during the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of assets and liabilities as of that date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2012 to July 30, 2012	—	$0.00	—	$141,901,105
August 1, 2012 to August 31, 2012	1,286,771	6.53	1,286,771	133,498,490
September 1, 2012 to September 30, 2012	2,454,918	6.76	3,741,689	116,903,245

Total	3,741,689	$6.78	3,741,689	$116,903,245

(1)	In formation is as of the end of the period.

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2012 third quarter, Huntington repurchased a total of 3.7 million shares at a weighted average share price of $6.68.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders - reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101 **	The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated (Registrant)

Date: October 31, 2012	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: October 31, 2012	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer