Form 10-K
period 2012-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2013-02-15
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-34073

Huntington Bancshares Incorporated

(Exact name of registrant as specified in its charter)

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
8.50% Series A non-voting, perpetual convertible preferred stock	NASDAQ
Common Stock—Par Value $0.01 per Share	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   ☐    Yes  ☒    No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, determined by using a per share closing price of $6.40, as quoted by NASDAQ on that date, was $5,349,102,938. As of January 31, 2013, there were 842,005,721 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2013 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

BHC	Bank Holding Companies

C&I	Commercial and Industrial

CapPR	Federal Reserve Board’s Capital Plan Review

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

Franklin	Franklin Credit Management Corporation

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LTV	Loan to Value

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NAV	Net Asset Value

NCO	Net Charge-off

NCUA	National Credit Union Administration

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

NSF / OD	Nonsufficient Funds and Overdraft

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 14), troubled debt restructured loans (Table 16), and accruing loans and leases past due 90 days or more (Table 15)

REIT	Real Estate Investment Trust

Reg E	Regulation E, of the Electronic Fund Transfer Act

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

Sky Financial	Sky Financial Group, Inc.

TARP	Troubled Asset Relief Program

TARP Capital	Series B Preferred Stock, repurchased in 2010

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured loan

TLGP	Temporary Liquidity Guarantee Program

Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 1: Business

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 11,806 full-time equivalent employees. Through the Bank, we have 147 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2012, the Bank had 691 branches as follows:

• 395 branches in Ohio	• 49 branches in Indiana

• 150 branches in Michigan	• 30 branches in West Virginia

• 55 branches in Pennsylvania	• 12 branches in Kentucky

Select financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio, a limited purpose office located in the Cayman Islands, and another located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

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

A key strategic emphasis has been for our business segments to operate in cooperation to provide products and services to our customers and to build stronger and more profitable relationships using our OCR sales and service process. The objectives of OCR are to:

1.	Provide a consultative sales approach to provide solutions that are specific to each customer.

2.	Leverage each business segment in terms of its products and expertise to benefit customers.

3.	Target prospects who may want to have multiple products and services as part of their relationship with us.

Following is a description of our four business segments and Treasury / Other function:

•

Retail and Business Banking – This segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. We serve customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. We also have branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,350 ATMs.

We established a “Fair Play” banking philosophy and built a reputation for meeting the banking needs of consumers in a manner which makes them feel supported and appreciated. We believe customers are recognizing this and other efforts as key differentiators and it is earning us more customers and deeper relationships.

Business Banking is a dynamic and growing part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues up to $25 million and consists of approximately 163,000 businesses. We continue to develop products and services that are designed specifically to meet the needs of small business. We continue to look for ways to help companies find solutions to their capital needs.

•

Regional and Commercial Banking – This segment provides a wide array of products and services to the middle market and large corporate customers located primarily within our eleven regional commercial banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our relationship bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, mezzanine investment capabilities, and employee benefit programs (insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as not-for-profit organizations, health-care entities, and large publicly-traded companies.

•

Automobile Finance and Commercial Real Estate – This segment provides lending and other banking products and services to customers outside of our normal retail and commercial banking segments. Our products and services include financing for the purchase of automobiles by customers at automotive dealerships, financing the acquisition of new and used vehicle inventory of automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

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

The Commercial Real Estate team serves real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of our customers are located within our footprint.

•

Wealth Advisors, Government Finance, and Home Lending – This segment consists of our wealth management, government banking, and home lending businesses. In wealth management, Huntington provides financial services to high net worth clients in our primary banking markets and Florida. Huntington provides these services through a unified sales team, which consists of private bankers, trust officers, and investment advisors. Aligned with the eleven regional commercial banking markets, this coordinated service model delivers products and services directly and through the other segment product partners. A fundamental point of differentiation is our commitment to be in the market, working closely with clients and their other advisors to identify needs, offer solutions and provide ongoing advice in an optimal client experience.

The Government Finance Group provides financial products and services to government and other public sector entities in our primary banking markets. A locally based team of relationship managers works with clients to meet their trust, lending, and treasury management needs.

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

The segment also includes the related businesses of investment management, investment servicing, custody, corporate trust, and retirement plan services. Huntington Asset Advisors provides investment management services through a variety of internal and external channels, including advising the Huntington Funds, our proprietary family of mutual funds and Huntington Strategy Shares, our actively-managed exchange-traded funds. Huntington Asset Services offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, and distribution services. Our retirement plan services business offers fully bundled and third party distribution of a variety of qualified and non-qualified plan solutions.

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

We compete for deposits similarly on a basis of a combination of value and service and by providing convenience through a banking network of 691 branches and over 1,350 ATMs within our markets and our award-winning website at www.huntington.com. We have also instituted new and more customer friendly practices, such as our 24-Hour Grace® account feature, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2012, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$13,171	28%
Detroit, MI	7	4,538	5
Cleveland, OH	5	4,212	8
Pittsburgh, PA	8	2,526	3
Indianapolis, IN	4	2,508	7
Toledo, OH	1	2,409	24
Cincinnati, OH	4	2,237	3
Youngstown, OH	1	2,021	22
Canton, OH	1	1,568	26
Grand Rapids, MI	4	1,369	10

Source: FDIC.gov, based on June 30, 2012 survey.

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

Because we are a public company, we are subject to regulation by the SEC. The SEC has established five categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a large accelerated filer and, as such, must comply with SEC accelerated reporting requirements.

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

On December 17, 2012, the Federal Reserve issued Supervisory Letter SR 12-17, which sets forth an updated framework for the consolidated supervision of large financial institutions, including bank holding companies with consolidated assets of $50 billion or more. The objectives of the new framework are to enhance the resilience of a firm, lower the probability of its failure, and reduce the impact on the financial system in the event of an institution’s failure. With regard to resiliency, each firm is expected to ensure that the consolidated organization and its core business lines can survive under a broad range of internal or external stresses. This requires financial resilience by maintaining sufficient capital and liquidity, and operational resilience by maintaining effective corporate governance, risk management, and recovery planning. With respect to lowering the probability of failure, each firm is expected to ensure the sustainability of its critical operations and banking offices under a broad range of internal or external stresses. This requires, among other things, effective resolution planning that addresses the complexity and the interconnectivity of the firm’s operations.

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

The Dodd-Frank Act, which is complex and broad in scope, established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our customers, or the financial industry in general.

With the appointment of a director for the CFPB in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act. For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive or abusive practices in connection with marketing, sales and operation of certain add-on products offered in connection with credit cards. Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers, which will take effect later in 2013.

In mid-January 2013, the CFPB issued eight final regulations governing consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule will impose additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The same day, the CFPB also finalized a rule on escrow accounts for high-cost mortgages and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which will take effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six agencies including the CFPB, FRB, OCC, FDIC, NCUA, and FHFA issued an interagency rule on appraisals for higher-priced mortgage loans. A final rule on loan originator compensation was released on January 20, 2013, and the industry expects a final rule on integrated mortgage disclosures within the next year. We are evaluating these rules to determine their impact on the Bank and its affiliates.

Our Tier 1 risk-based capital will be negatively impacted by the Collins Amendment provisions of the Dodd-Frank Act.

The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institutions as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. Over a three year phase-out period, trust preferred securities will no longer qualify as Tier 1 risk-based capital for certain bank holding companies, including us. The Collins Amendment stipulates that this phase out period begins in 2013. We have plans in place, including trust preferred securities redemption, to minimize the impact of this amendment on us.

Large bank holding companies are now required to submit annual capital plans to the Federal Reserve and conduct stress tests.

The Federal Reserve published final amendments to Regulation Y to require large bank holding companies to submit capital plans to the Federal Reserve on an annual basis and to require such bank holding companies to obtain approval from the Federal Reserve under certain circumstances before making a capital distribution. This rule applies to us and all other bank holding companies with $50 billion or more of total consolidated assets. The first capital plans required under these rules were due on January 9, 2012. Capital plans for 2013 were required to be submitted on January 7, 2013. A large bank holding company’s capital plan must include an assessment of the expected uses and sources of capital over at least the next nine quarters, a description of all planned capital actions over the planning horizon, a detailed description of the entity’s process for assessing capital adequacy, the entity’s capital policy, and a discussion of any expected changes to the banking holding company’s business plan that are likely to have a material impact on the firm’s capital adequacy or liquidity. The Federal Reserve will either object to a capital plan, in whole or in part, or provide a notice of non-objection no later than March 31, 2013, for plans submitted by the January 7, 2013 submission date. If the Federal Reserve objects to a capital plan, the bank holding company may not make any capital distribution other than those with respect to which the Federal Reserve has indicated its non-objection. While we can give no assurances as to the outcome or specific interactions with the regulators, based on the Capital Plan we submitted on January 7, 2013, we believe we have a strong capital position.

The Federal Reserve, FDIC, and OCC banking regulators issued proposed rules to implement section 165 of the Dodd-Frank Act which requires financial institutions with total consolidated assets of more than $10 billion (“covered banks”) to conduct certain stress tests on an annual basis. The Federal Reserve issued their final capital plan rule in late 2011 and updated instructions in November of 2012 for BHCs that did not participate in the 2009 Supervisory Capital Assessment, but are required to submit under the capital plan rule as part of the annual Capital Plan Review (CapPR 2013). Huntington participated as a CapPR BHC in 2012 and 2013. The Dodd-Frank Act requires these regulations to define the term “stress test”; establish methodologies for the conduct of the stress tests that measure the Tier 1 common risk-based capital ratio under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions; establish the form and content of a required regulatory report on the stress tests; and require covered banks to publish a summary of the results of their stress tests. For the purposes of the CapPR 2013, BHCs were required to submit the results of stress tests based on two supervisory scenarios, at least one stressed scenario developed by the BHC, and a BHC baseline scenario. We submitted our capital plan to the Federal Reserve on January 7, 2013, which included the impact to Tier 1 common risk-based capital and total risk-based capital ratios.

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

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, our electronic banking income during 2012 was negatively impacted by over $55 million when compared to 2011.

There are restrictions on our ability to pay dividends.

Dividends from the Bank to the parent company are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to the holding company. Regulatory approval is required prior to the declaration of any dividends in an amount greater than its undivided profits or if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval.

Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter for a capital reduction to enable payment of periodic dividends to shareholders outside the Bank’s consolidated group on preferred and common stock of its REIT and capital financing subsidiaries. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. With the exception of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends to the holding company during 2013.

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

Generally, under the currently applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

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

Throughout 2012, our regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions. An institution is deemed to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

			At December 31, 2012
(dollar amounts in billions)	Well-capitalized minimums		Actual	Excess Capital (1)
Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	10.36%	$3.0
	Bank	5.00	9.05	2.2
Tier 1 risk-based capital ratio	Consolidated	6.00	12.02	2.9
	Bank	6.00	10.49	2.1
Total risk-based capital ratio	Consolidated	10.00	14.50	2.2
	Bank	10.00	12.78	1.3

(1)	Amount greater than the well-capitalized minimum percentage.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.6 billion of such brokered deposits at December 31, 2012.

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The NPRs were in a comment period through October 22, 2012, and those comments are currently being evaluated by the Agencies.

At the time of the NPR release, we evaluated the impact of the NPRs as proposed on our regulatory capital ratios and we estimated a reduction of approximately 150 basis points to our BASEL I Tier I Common risk-based capital ratio based on our June 30, 2012 balance sheet composition. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements. We are evaluating options to mitigate the capital impact of the NPRs and will provide further guidance upon issuance of final rules by the Agencies.

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

We also must comply with anti-money laundering and customer privacy regulations, as well as corporate governance, accounting, and reporting requirements.

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

Item 1A: Risk Factors

Risk Governance

We use a multi-faceted approach to risk governance. It begins with the board of directors defining our risk appetite in aggregate as moderate-to-low. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an average of where we want our overall risk to be managed.

Two board committees oversee implementation of this desired risk profile: The Audit Committee and the Risk Oversight Committee.

•

The Audit Committee is principally involved with overseeing the integrity of financial statements, providing oversight of the internal audit department, and selecting our external auditors. Our chief auditor reports directly to the Audit Committee Chair.

•

The Risk Oversight Committee supervises our risk management processes which primarily cover credit, market, liquidity, operational, compliance, legal, strategic, and reputational risks. It also approves the charters of executive risk management committees, sets risk limits on certain risk measures (e.g., economic value of equity), receives results of the risk self-assessment process, and routinely engages management in review of key risks. Our credit review executive reports directly to the Risk Oversight Committee.

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

Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other award recipients), equity deferrals, clawback provisions, and the right to terminate compensation plans at any time.

Management has introduced a number of steps to help ensure an aggregate moderate-to-low risk appetite is maintained. Foremost is a quarterly, self-assessment process in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, operational, reputational, compliance, etc.) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.

Management also utilizes a wide series of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, a range for each metric is established which allows the company, in aggregate, to maintain its moderate-to-low risk profile. Deviations from the range will indicate if the risk being measured is moving, which may then necessitate corrective action.

We also have four other executive level committees to manage risk: ALCO, Credit Policy and Strategy, Risk Management, and Capital Management. Each committee focuses on specific categories of risk and is supported by a series of subcommittees that are tactical in nature. We believe this structure helps ensure appropriate elevation of issues and overall communication of strategies.

Huntington utilizes three levels of defense with regard to risk management: (1) business segments, (2) corporate risk management, and (3) internal audit and credit review. To induce greater ownership of risk within its business segments, segment risk officers have been embedded to identify and monitor risk, elevate and remediate issues, establish controls, perform self-testing, and oversee the quarterly self-assessment process. Segment risk officers report directly to the related segment manager with a dotted line to the Chief Risk Officer. Corporate Risk Management establishes policies, sets operating limits, reviews new or modified products/processes, ensures consistency and quality assurance within the segments, and produces the enterprise risk assessment. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans as they apply to risk. Internal Audit and Credit Review provide additional assurance that risk-related functions are operating as intended.

Huntington believes it has provided a sound risk governance foundation to support the Bank. Our process will be subject to continuous improvement and enhancement. Our objective is to have strong risk management practices and capabilities.

Risk Overview

We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is (a) the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or financial institution market specific issues, and (b) the risk of loss based on our ability to satisfy current or future funding commitments due to the mix and maturity structure of our balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, (4) operational and legal risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks, and (5) compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

We also expend considerable effort to contain risk which emanates from execution of our business strategies and work relentlessly to protect the Company’s reputation. Strategic risk and reputational risk do not easily lend themselves to traditional methods of measurement. Rather, we closely monitor them through processes such as new product / initiative reviews, frequent financial performance reviews, employee and client surveys, monitoring market intelligence, periodic discussions between management and our board, and other such efforts.

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

Our business depends on the creditworthiness of our customers. Our ACL of $809.7 million at December 31, 2012, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

2. Weakness in economic conditions could materially adversely affect our business.

Our performance could be negatively affected to the extent there is deterioration in business and economic conditions which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:

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

Like all financial institutions, we are subject to the effects of any economic downturn. While beginning to improve slightly, there has been a slowdown in the housing market across our geographic footprint over the past several years, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2012, we had:

•	$8.3 billion of home equity loans and lines, representing 20% of total loans and leases.

•	$5.0 billion in residential real estate loans, representing 12% of total loans and leases.

•

$4.3 billion of Federal Agency mortgage-backed securities, $0.1 billion of private label CMOs, and less than $0.1 billion of Alt-A mortgage-backed securities that could be negatively affected by a decline in home values.

•	$0.4 billion of bank owned life insurance investments primarily in mortgage-backed securities.

Because of the decline in home values, some of our borrowers have mortgages that exceed the value of their homes. The decline in home values, coupled with the weakened economy, has increased short sales and foreclosures. The reduced levels of home sales have had a materially adverse effect on the prices achieved on the sale of foreclosed properties. Further decline in home values may escalate these problems resulting in higher delinquencies, greater charge-offs, and increased losses on the sale of foreclosed real estate in future periods.

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

At December 31, 2012, $4.1 billion, or 18%, of our commercial loan portfolio, and $2.5 billion, or 50%, of our residential mortgage portfolio, as measured by the aggregate outstanding principal balances, were fixed-rate loans and the remainder was adjustable-rate loans. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted.

Changes in interest rates can affect the value of loans, securities, assets under management, and other assets, including mortgage and nonmortgage servicing rights. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in NPAs and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. When we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. However, we continue to incur interest expense as a cost of funding NALs without any corresponding interest income. In addition, transactional income, including trust income, brokerage income, and gain on sales of loans can vary significantly from period-to-period based on a number of factors, including the interest rate environment.

Rising interest rates reduce the value of our fixed-rate debt securities and cash flow hedging derivatives portfolio. Any unrealized loss from these portfolios impacts OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized loss from these portfolios impacts regulatory capital ratios, notably Tier I and Total risk-based capital ratios. In a rising interest rate environment, pension and other post-retirement obligations somewhat mitigate negative OCI impacts from securities and financial instruments.

Certain investment securities, notably mortgage-backed securities, are very sensitive to rising and falling rates. Generally, when rates rise, the duration of mortgage-backed securities increases as prepayments of principal and interest decrease. Conversely, when rates fall, the duration of mortgage-backed securities decreases as prepayments increase. In either case, interest rates have a significant impact on the value of mortgage-backed securities investments.

Liquidity Risks:

1. If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. The Board of Directors establishes liquidity policies and limits and Management establishes operating guidelines for liquidity.

Wholesale funding sources include securitization, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides members access to funding through advances collateralized with mortgage-related assets. We maintain a portfolio of highly-rated, marketable securities that is available as a source of liquidity. The Bank also can borrow from the Federal Reserve’s discount window.

Capital markets disruptions can directly impact the liquidity of the Bank and Corporation. The inability to access capital markets funding sources as needed could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time-to-time, consider using our existing liquidity position to opportunistically retire outstanding securities in privately negotiated or open market transactions.

2. Due to the losses that the Bank incurred in 2008 and 2009, at December 31, 2012, the Bank and its subsidiaries could not declare and pay dividends to the holding company, any subsidiary of the holding company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval. Also, the Bank may not pay a dividend in an amount greater than its undivided profits.

Dividends from the Bank to the parent company are the primary source of funds for the payment of dividends to our shareholders. Under applicable statutes and regulations, a national bank may not declare and pay dividends in any year greater than its undivided profits or in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. The Bank’s undivided profits were in a deficit position throughout 2012. Since the first quarter of 2008, the Bank has requested and received OCC approval each quarter to pay periodic dividends to shareholders outside the Bank’s consolidated group on the preferred and common stock of its REIT and capital financing subsidiaries to the extent necessary to maintain their REIT status. A wholly-owned nonbank subsidiary of the parent company owns a portion of the preferred shares of the REIT and capital financing subsidiaries. Outside of the REIT and capital financing subsidiary dividends, we do not anticipate that the Bank will declare dividends during 2013, due to the deficit position of its undivided profits.

Operational and Legal Risks:

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

Note 22 of the Notes to Consolidated Financial Statements updates the status of litigation concerning Cyberco Holdings, Inc. Although the bank maintains litigation reserves related to this case, the ultimate resolution of the matter, if unfavorable, may be material to our results of operations for a particular reporting period.

2. We face significant operational risks which could lead to expensive litigation and loss of confidence by our customers, regulators, and capital markets.

We are exposed to many types of operational risks, including cyber-attack risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. These operational risks could lead to expensive litigation and loss of confidence by our customers, regulators, and the capital markets.

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

Huntington is under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant reputational, legal and/or regulatory costs to us if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.

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

Compliance Risks:

1. Bank regulators and other regulations, including proposed Basel III capital standards and capital plan reviews, may require higher capital levels, impacting our ability to pay common stock dividends or repurchase our common stock.

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) issued three Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios. The proposed NPRs were in a comment period through October 22, 2012, and are subject to further modification by the Agencies, as the release of the final rules has been deferred indefinitely. See the Capital section within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Federal Reserve has issued guidelines for evaluating proposals by certain bank holding companies, including Huntington, to undertake capital actions, such as increasing dividend payments or repurchasing or redeeming stock. This process is known as the Federal Reserve’s Capital Plan Review. Pursuant to those Federal Reserve guidelines, Huntington submitted its initial proposed capital plan to the Federal Reserve in January 2012. On March 14, 2012, we were notified by the Federal Reserve that it had not objected to our proposed capital actions included in our capital plan. These actions included the potential repurchase of up to $182 million of common stock and a continuation of our current common dividend through the first quarter of 2013. On January 7, 2013, Huntington submitted its 2013 Capital Plan to the Federal Reserve including proposed capital actions through the first quarter of 2014.

The Federal Reserve and OCC are expected to undertake these capital plan reviews on a regular basis in the future. There can be no assurance that the Federal Reserve or OCC will respond favorably to our capital plan as part of their future capital plan reviews, and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases. Although not currently anticipated, our regulators may require us to raise additional capital in the future. Issuing additional common stock may dilute existing stockholders.

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

We are subject to the supervision and regulation of various state and Federal regulators, including the OCC, Federal Reserve, FDIC, SEC, CFPB, Financial Industry Regulatory Authority, and various state regulatory agencies. As such, we are subject to a wide variety of laws and regulations, many of which are discussed in the Regulatory Matters section. As part of their supervisory process, which includes periodic examinations and continuous monitoring, the regulators have the authority to impose restrictions or conditions on our activities and the manner in which we manage the organization. Such actions could negatively impact us in a variety of ways, including monetary fines, impacting our ability to pay dividends, precluding mergers or acquisitions, limiting our ability to offer certain products or services, or imposing additional capital requirements.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, or the resulting rules and regulations in their entirety, will impact our business. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations.

With the development of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, limit the products or services we offer, require us to increase our prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation or otherwise adversely affect our consumer businesses. In addition, if we do not appropriately comply with current or future legislation and regulations that apply to our consumer operations, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

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

Our other major properties consist of the following:

Description	Location	Own	Lease
13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
3 story office building - the Cross woods building	Columbus, Ohio		✓
A portion of 200 Public Square Building	Cleveland, Ohio		✓
12 story office building	Youngstown, Ohio	✓
10 story office building	Warren, Ohio		✓
10 story office building	Toledo, Ohio	✓
A portion of the Grant Building	Pittsburgh, PA		✓
18 story office building	Charleston, West Virginia		✓
3 story office building	Holland, Michigan		✓
2 building office complex	Troy, Michigan		✓
Data processing and operations center (Easton)	Columbus, Ohio	✓
Data processing and operations center (Northland)	Columbus, Ohio		✓
Data processing and operations center (Parma)	Cleveland, Ohio		✓
8 story office building	Indianapolis, Indiana	✓

Item 3: Legal Proceedings

Information required by this item is set forth in Note 22 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2013, we had 35,319 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 50 entitled Selected Quarterly Income Statement Data and incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1 Business-Regulatory Matters and in Note 23 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) Keefe, Bruyette & Woods Bank Index (the “KBW Bank Index”), for the period December 31, 2007, through December 31, 2012. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2007, and the reinvestment of all dividends are assumed. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2012 to October 31, 2012	8,405,979	$6.36	8,405,979	$63,441,219
November 1, 2012 to November 30, 2012	3,779,130	6.33	12,185,109	39,519,326
December 1, 2012 to December 31, 2012	975,054	6.12	13,160,163	33,551,995

Total	13,160,163	$6.33	13,160,163	$33,551,995

(1)	Information is as of the end of the period.

On March 14, 2012, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2012. These actions included the potential repurchase of up to $182 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2013. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2012 fourth quarter, Huntington repurchased a total of 13.2 million shares at a weighted average share price of $6.33. For the year ended December 31, 2012, Huntington purchased 23.3 million common shares at a weighted average price of $6.36 per share. Huntington did not repurchase any common shares for the year ended December 31, 2011.

Item 6: Selected Financial Data

Table 1—Selected Financial Data(1)

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2012	2011	2010	2009	2008
Interest income	$1,930,263	$1,970,226	$2,145,392	$2,238,142	$2,798,322
Interest expense	219,739	341,056	526,587	813,855	1,266,631

Net interest income	1,710,524	1,629,170	1,618,805	1,424,287	1,531,691
Provision for credit losses	147,388	174,059	634,547	2,074,671	1,057,463

Net interest income after provision for credit losses	1,563,136	1,455,111	984,258	(650,384)	474,228
Noninterest income	1,097,857	980,623	1,041,858	1,005,644	707,138
Noninterest expense:
Goodwill impairment	—	—	—	2,606,944	—
Other noninterest expense	1,835,876	1,728,500	1,673,805	1,426,499	1,477,374

Total noninterest expense	1,835,876	1,728,500	1,673,805	4,033,443	1,477,374

Income (loss) before income taxes	825,117	707,234	352,311	(3,678,183)	(296,008)
Provision (benefit) for income taxes	184,095	164,621	39,964	(584,004)	(182,202)

Net income (loss)	$641,022	$542,613	$312,347	$(3,094,179)	$(113,806)

Dividends on preferred shares	31,989	30,813	172,032	174,756	46,400

Net income (loss) applicable to common shares	$609,033	$511,800	$140,315	$(3,268,935)	$(160,206)

Net income (loss) per common share—basic	$0.71	$0.59	$0.19	$(6.14)	$(0.44)
Net income (loss) per common share—diluted	0.71	0.59	0.19	(6.14)	(0.44)
Cash dividends declared per common share	0.1600	0.1000	0.0400	0.0400	0.6625
Balance sheet highlights

Total assets (period end)	$56,153,185	$54,450,652	$53,819,642	$51,554,665	$54,352,859
Total long-term debt (period end)(2)	1,364,834	3,097,857	3,813,827	3,802,670	6,870,705
Total shareholders’ equity (period end)	5,790,211	5,418,100	4,980,542	5,336,002	7,228,906
Average long-term debt(2)	2,273,140	3,275,913	3,953,177	5,558,001	7,374,681
Average shareholders’ equity	5,671,455	5,237,541	5,482,502	5,787,401	6,395,690
Average total assets	55,673,599	53,750,054	52,574,231	52,440,268	54,921,419
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(3)	3.85%	4.09%	4.55%	4.88%	5.90%
Interest expense	0.44	0.71	1.11	1.77	2.65

Net interest margin(3)	3.41%	3.38%	3.44%	3.11%	3.25%

Return on average total assets	1.15%	1.01%	0.59%	(5.90)%	(0.21)%
Return on average common shareholders’ equity	11.5	10.5	3.7	(80.8)	(2.8)
Return on average tangible common shareholders’ equity(4), (8)	13.5	12.7	5.6	(22.4)	(4.4)
Efficiency ratio(5)	63.4	63.7	60.4	55.4	57.0
Dividend payout ratio	22.5	16.9	21.1	N.R.	N.R.
Average shareholders’ equity to average assets	10.19	9.74	10.43	11.04	11.65
Effective tax rate (benefit)	22.3	23.3	11.3	(15.9)	(61.6)
Tier 1 common risk-based capital ratio (period end)(8)	10.48	10.00	9.29	6.76	5.05
Tangible common equity to tangible assets (period end) (6), (8)	8.76	8.30	7.56	5.92	4.04
Tangible equity to tangible assets (period end)(7), (8)	9.46	9.02	8.24	9.24	7.72
Tier 1 leverage ratio (period end)	10.36	10.28	9.41	10.09	9.82
Tier 1 risk-based capital ratio (period end)	12.02	12.11	11.55	12.15	10.72
Total risk-based capital ratio (period end)	14.50	14.77	14.46	14.55	13.91
Other data
Full-time equivalent employees (period end)	11,806	11,245	11,341	10,272	10,951
Domestic banking offices (period end)	705	668	620	611	613

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.
(2)	Includes FHLB advances, subordinated notes, and other long-term debt. At December 31, 2012, FHLB advances excludes $1.0 billion of advances that are short-term in nature.
(3)	On an FTE basis assuming a 35% tax rate.
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

(8)

Tier 1 common equity, tangible equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 147 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our over 690 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

The following MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview – Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our 2013 expectations.

•

Discussion of Results of Operations—Reviews financial performance from a consolidated perspective. It also includes a Significant Items section that summarizes key issues helpful for understanding performance trends. Key consolidated average balance sheet and income statement trends are also discussed in this section.

•

Risk Management and Capital - Discusses credit, market, liquidity, operational risks, and compliance including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and / or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•

Business Segment Discussion—Provides an overview of financial performance for each of our major business segments and provides additional discussion of trends underlying consolidated financial performance.

•	Results for the Fourth Quarter - Provides a discussion of results for the 2012 fourth quarter compared with the 2011 fourth quarter.

•

Additional Disclosures - Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.

EXECUTIVE OVERVIEW

2012 Financial Performance Review

In 2012, we reported net income of $641.0 million, or $0.71 per common share, an increase of $98.4 million compared with 2011 (see Table 2). The increase primarily reflected a $117.2 million, or 12%, increase in noninterest income and an $81.4 million, or 5%, increase in net interest income. This was partially offset by a $107.4 million, or 6%, increase in noninterest expense. Despite the challenging economic and extended low interest rate environment combined with impacts of government-mandated reductions in fee income during 2012, return on average total assets increased to 1.15%, compared with 1.01% in 2011. Results from our strategic business investments and OCR sales approach continued in 2012. (Also, see Significant Items Influencing Financial Performance Comparisons within the Discussion of Results of Operations.)

Fully-taxable equivalent net interest income was $1.7 billion in 2012, an increase of $86.8 million, or 5%, compared with 2011. Average earning assets increased $2.1 billion, or 4%, including a $1.3 billion, or 3%, increase in total loans and leases and a $0.8 billion increase in loans held for sale. This reflected benefits from our strategic C&I initiatives focusing on the equipment finance, dealer floorplan, large corporate, and middle market segments. This increase was partially offset by a decline in our automobile loans, reflecting the impact of our continued program of securitization and sale of such loans. Additionally, our CRE portfolio declined, reflecting continued runoff of the noncore portfolio. Average core deposits grew $3.1 billion, or 8%, reflecting our consumer household and commercial relationship growth. This growth continued even as we focused on fundamentally changing our deposit mix and reducing the overall cost of funds. The net interest margin increased 3 basis points to 3.41% from 3.38%. The increase reflected the positive impact of a 29 basis point decline in total deposit costs that was partially offset by a 24 basis point decline in the yield on earning assets and a 2 basis point decrease related to non-deposit funding and other items.

Noninterest income was $1.1 billion in 2012, a 12% increase compared with 2011. This included a $107.7 million, or 129%, increase in mortgage banking income, a $26.2 million, or 82%, increase in gain on sale of loans, an $18.7 million, or 8%, increase in service charges on deposit accounts, an $11.6 million, or 32%, increase in capital market fees, and an $11.2 million bargain purchase gain related to the acquisition of Fidelity Bank. These positive impacts were partially offset by a $29.4 million, or 26%, decrease in electronic banking income, which was negatively impacted by over $55 million from the Durbin amendment, and a $16.0 million, or 11%, decrease in other income reflecting a $16.5 million, or 62%, decrease in automobile operating lease income. This year’s results showed the continued benefit of our investments and our differentiated strategy. These investments, combined with adding over 133,000 consumer households, a 12% increase, and 12,700 commercial relationships, a 9% increase, has allowed us to grow revenue and pretax income by more than $200 million and $117 million, respectively.

Noninterest expense was $1.8 billion in 2012, a 6% increase compared with 2011. This included a $95.7 million, or 11%, increase in personnel costs primarily reflecting an increase in the number of full-time equivalent employees as well as higher incentive based compensation and a $10.4 million, or 11%, increase in equipment expense, primarily reflecting the implementation of strategic initiatives, including opening 37, or 6%, net new branches. These increases were offset partially by a $9.3 million, or 12%, decrease in deposit and other insurance expense. The current year results also included $14.1 million of noninterest expense related to the Fidelity acquisition, which closed on March 30, 2012.

Credit quality performance continued to show improvement as both our NALs and NCOs declined and coverage ratios increased. Compared with the prior year, NALs declined 25%. NCOs were $342.5 million, or 0.85% of average total loans and leases, down from $437.1 million, or 1.12% in 2011. Of the current year’s NCOs, $34.6 million related to regulatory guidance requiring consumer loans discharged under Chapter 7 bankruptcy to be charged down to collateral value. The ACL as a percentage of loans and leases was 1.99%, down from 2.60% at December 31, 2011 and our ACL as a percentage of total NALs increased to 199% from 187%. The level of Criticized commercial loans also declined $0.5 billion, or 25%, from last year. The provision for credit losses declined $26.7 million, or 15%, from 2011.

At December 31, 2012, our regulatory Tier 1 common risk-based capital ratio was 10.48%, up from 10.00% at December 31, 2011, and our tangible common equity ratio increased to 8.76% from 8.30% over this same period. The regulatory Tier 1 risk-based capital ratio at December 31, 2012, was 12.02%, down from 12.11%, at December 31, 2011. This decline reflected the redemption of $230 million of trust preferred securities and the repurchase of 23.3 million common shares at an average price of $6.36 per share. Reinvesting excess capital to grow the business organically remains our first priority. Importantly, through dividends and share repurchases, we have the flexibility, subject to market conditions and regulatory approval, to return a meaningful amount of our earnings to our shareholders. We continue to evaluate other capital actions. As we have shown over the last several years, we will continue to maintain a high level of discipline when considering mergers and acquisitions.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvements in credit metrics, and (5) maintain strong capital and liquidity positions.

We were pleased with the financial results in 2012, which reflected steady growth in a number of key areas including loans, deposits, and customer relationships as well as improved profitability. This growth has occurred in a challenging economic and regulatory environment. It demonstrates the continued benefits from successfully executing our long-term strategic plan, including the investments we have made during the previous three years. Those investments added over $50 million of pretax income during 2012 and we expect that benefit to grow as those investments continue to mature. While some businesses are hesitant to invest given the current uncertainty in the economy, we believe our differentiated approach to banking, combined with investing in our franchise through enhanced products and services, will drive growth and improvement of our long-term profitability.

As is the nature of a mature industry with arguably overcapacity, we continue to face strong competition from other banks and financial service firms in our markets. To address these challenges, the cornerstone of our strategy has been to invest in the franchise in order to grow our market share and share-of-wallet. In this regard, our OCR methodology continued to deliver strong success in 2012. Consumer checking account households grew 12.2%, and our cross-sell performance continued to improve. At the end of the year, 78.3% of our consumer checking account households utilized over four products. This compared with 73.5% a year earlier. Growth in commercial relationships was 9.2% in 2012. At the end of the year, 35.0% of our commercial relationships used over four products or services, up from 31.4% a year earlier. Our “Fair Play” philosophy, combined with continued OCR success, while positively impacting 2012 results, also positions us for better long-term performance.

Economy

We continue to see positive trends within our Midwest markets relative to the broader United States. Nevertheless, broad based customer sentiment began to change in late 2012, due to increased concerns regarding the U.S. economy. While some businesses are hesitant to invest given the current uncertainty in the economy, we believe our differentiated approach to banking, combined with investing in our franchise through enhanced products and services, will drive growth and improvement of our long-term profitability.

Generally, our footprint large metropolitan statistical areas (MSA) unemployment rates were below the national average as of November 2012. In addition, FHFA housing prices were up in the 2012 third quarter relative to the same quarter of last year in all of our footprint states, except Pennsylvania, which was essentially unchanged. Strong affordability and continued economic growth should support continued housing recovery in 2013, as long as risks to the overall U.S. economy are contained.

Legislative and Regulatory

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us include the banking regulators’ BASEL III proposal and deferral, FRB and OCC capital plans and stress testing rules, and CFPB rules governing consumer mortgage lending. A comprehensive discussion of legislative and regulatory matters can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

2013 Expectations

We expect to continue seeing the strong growth of the Midwest economy relative to the broader United States. However, business sentiment continues to be negatively influenced by the uncertainty in Washington and its direct impact on the U.S. economy. We remain optimistic that when solutions are in place, the strength of the Midwest and the soundness of our strategy will continue to drive growth.

Net interest income is expected to modestly grow over the course of 2013, after experiencing its usual first quarter seasonal decline, as we anticipate an increase in total loans, excluding the impact of any future loan securitizations. However, those benefits to net interest income are expected to be mostly offset by downward pressure on our net interest margin. The net interest margin is not expected to fall below the mid 3.30%’s due to continued deposit re-pricing and mix shift opportunities, while maintaining a disciplined approach to loan pricing.

The C&I portfolio is expected to continue to see growth in 2013, although we expect growth will be more heavily weighted to the back half of the year when we expect economic uncertainty driven by Washington to be resolved. Our C&I sales pipeline remains robust with much of this reflecting the positive impact from our strategic initiatives, focused OCR sales process, and continued support of middle market and small business lending in the Midwest. While on-balance sheet exposure is expected to increase, we will continue to evaluate the use of automobile loan securitizations due to our expectation of continued strong levels of originations and anticipate two securitizations in 2013. Residential mortgages and home equity loan balances are expected to increase modestly. CRE loans likely will experience declines from current levels but are expected to remain in the $5.0 to $5.5 billion range.

Excluding potential future automobile loan securitizations, we anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, the continued shift towards low- and no-cost demand deposits and money market deposit accounts, and a reduction in balances with several larger relationships.

Noninterest income over the course of 2013, excluding the impact of any automobile loan sales, any net MSR impact, and typical first quarter seasonality, is expected to be relatively stable at current levels. The anticipated slowdown in mortgage banking activity is expected to be offset by continued growth in new customers, increased contribution from higher cross-sell, and the continued maturation of our previous strategic investments.

Noninterest expense continued to run at levels above our long-term expectations relative to revenue. In response to changes in our economic outlook, we have moderated the pace and size of our planned investments in order to drive positive operating leverage in 2013.

Credit quality is expected to experience improvement, and NCOs should approach normalized levels by the end of 2013. The level of provision for credit losses in 2012 was at the low end of our long-term expectation, and we expect some quarterly volatility within each of the loan categories given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery.

We anticipate an effective tax rate for 2013 to approximate 35% of income before income taxes less approximately $75 to $90 million of permanent differences primarily related to tax-exempt income, tax advantaged investments, and general business credits.

Table 2—Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2011			Change from 2010
(dollar amounts in thousands, except per share amounts)	2012	Amount	Percent	2011	Amount	Percent	2010
Interest income	$1,930,263	$(39,963)	(2)%	$1,970,226	$(175,166)	(8)%	$2,145,392
Interest expense	219,739	(121,317)	(36)	341,056	(185,531)	(35)	526,587

Net interest income	1,710,524	81,354	5	1,629,170	10,365	1	1,618,805
Provision for credit losses	147,388	(26,671)	(15)	174,059	(460,488)	(73)	634,547

Net interest income after provision for credit losses	1,563,136	108,025	7	1,455,111	470,853	48	984,258

Service charges on deposit accounts	262,179	18,672	8	243,507	(23,508)	(9)	267,015
Mortgage banking income	191,092	107,684	129	83,408	(92,374)	(53)	175,782
Trust services	121,897	2,515	2	119,382	6,827	6	112,555
Electronic banking	82,290	(29,407)	(26)	111,697	1,463	1	110,234
Brokerage income	72,226	(8,141)	(10)	80,367	11,512	17	68,855
Insurance income	71,319	1,849	3	69,470	(6,943)	(9)	76,413
Gain on sale of loans	58,182	26,238	82	31,944	25,669	409	6,275
Bank owned life insurance income	56,042	(6,294)	(10)	62,336	1,270	2	61,066
Capital markets fees	48,160	11,620	32	36,540	12,654	53	23,886
Securities gains (losses)	4,769	8,450	N.R.	(3,681)	(3,407)	1,243	(274)
Other income	129,701	(15,952)	(11)	145,653	5,602	4	140,051

Total noninterest income	1,097,857	117,234	12	980,623	(61,235)	(6)	1,041,858

Personnel costs	988,193	95,659	11	892,534	93,561	12	798,973
Outside data processing and other services	190,255	1,081	1	189,174	27,360	17	161,814
Net occupancy	111,160	2,031	2	109,129	1,267	1	107,862
Equipment	102,947	10,403	11	92,544	6,624	8	85,920
Deposit and other insurance expense	68,330	(9,362)	(12)	77,692	(19,856)	(20)	97,548
Professional services	65,758	(2,858)	(4)	68,616	(17,595)	(20)	86,211
Marketing	64,263	(1,297)	(2)	65,560	9,213	16	56,347
Amortization of intangibles	46,549	(6,769)	(13)	53,318	(7,160)	(12)	60,478
OREO and foreclosure expense	18,271	265	1	18,006	(21,043)	(54)	39,049
Gain on early extinguishment of debt	(798)	8,899	(92)	(9,697)	(9,697)	—	—
Other expense	180,948	9,324	5	171,624	(7,979)	(4)	179,603

Total noninterest expense	1,835,876	107,376	6	1,728,500	54,695	3	1,673,805

Income before income taxes	825,117	117,883	17	707,234	354,923	101	352,311
Provision for income taxes	184,095	19,474	12	164,621	124,657	312	39,964

Net income	$641,022	$98,409	18%	$542,613	$230,266	74%	$312,347

Dividends on preferred shares	31,989	1,176	4	30,813	(141,219)	(82)	172,032

Net income applicable to common shares	$609,033	$97,233	19%	$511,800	$371,485	265%	$140,315

Average common shares—basic	857,962	(5,729)	(1)%	863,691	136,757	19%	726,934
Average common shares—diluted(2)	863,402	(4,222)	—	867,624	138,092	19	729,532
Per common share:
Net income—basic	$0.71	$0.12	20%	$0.59	$0.40	211%	$0.19
Net income—diluted	0.71	0.12	20	0.59	0.40	211	0.19
Cash dividends declared	0.16	0.06	60	0.10	0.06	150	0.04
Revenue—FTE
Net interest income	$1,710,524	$81,354	5%	$1,629,170	$10,365	1%	$1,618,805
FTE adjustment	20,406	5,490	37	14,916	3,839	35	11,077

Net interest income(3)	1,730,930	86,844	5	1,644,086	14,204	1	1,629,882
Noninterest income	1,097,857	117,234	12	980,623	(61,235)	(6)	1,041,858

Total revenue(3)	$2,828,787	$204,078	8%	$2,624,709	$(47,031)	(2)%	$2,671,740

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to Significant Items.

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

DISCUSSION OF RESULTS OF OPERATIONS

This section provides a review of financial performance from a consolidated perspective. It also includes a Significant Items section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed. All earnings per share data is reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the Business Segment Discussion.

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

Management believes the disclosure of Significant Items in current and prior period results aids analysts/investors in better understanding corporate performance and trends so that they can ascertain which of such items, if any, they may wish to include/exclude from their analysis of the company’s performance—i.e., within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly. To this end, Management has adopted a practice of listing Significant Items in its external disclosure documents (e.g., earnings press releases, quarterly performance discussions, investor presentations, Forms 10-Q and 10-K).

Significant Items for any particular period are not intended to be a complete list of items that may materially impact current or future period performance.

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2012, 2011, and 2010 were impacted by a number of Significant Items summarized below.

1.	State deferred tax asset valuation allowance adjustment. During 2012, a valuation allowance of $21.3 million (net of tax) was released for the portion of the deferred tax asset and state net operating loss carryforwards expected to be realized. This resulted in a positive impact of $0.02 per common share for 2012. Additional information can be found in the Provision for Income Taxes section within this MD&A.

2.	Bargain Purchase Gain. During 2012, an $11.2 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share for 2012.

3.	Litigation Reserve. $23.5 million and $17.0 million of additions to litigation reserves were recorded as other noninterest expense in 2012 and 2011, respectively. This resulted in a negative impact of $0.02 per common share in 2012 and $0.01 per common share in 2011.

4.

Visa®. Prior to the Visa® IPO occurring in March 2008, Visa® was owned by its member banks, which included the Bank. As a result of this ownership, we received Class B shares of Visa® stock at the time of the Visa® IPO. In 2009, we sold these Visa® stock shares, resulting in a $31.4 million pretax gain ($.04 per common share). This amount was recorded to noninterest income. In 2011, a $6.4 million derivative loss due to an increase in the liability associated with the sale of these shares was recorded to noninterest income.

5.	Franklin Relationship. Our relationship with Franklin was acquired in the 2007 Sky Financial acquisition. Significant events relating to this relationship, and the impacts of those events on our reported results, were as follows:

•

During 2010, a $38.2 million ($0.05 per common share) net tax benefit was recognized, primarily reflecting the increase in the net deferred tax asset relating to the assets acquired from the March 31, 2009 restructuring.

•

During 2010, the portfolio of Franklin-related loans ($333.0 million of residential mortgages and $64.7 million of home equity loans) was transferred to loans held for sale. At the time of the transfer, the loans were marked to the lower of cost or fair value less costs to sell of $323.4 million, resulting in $75.5 million of charge-offs, and the provision for credit losses commensurately increased $75.5 million ($0.07 per common share).

6.	Early Extinguishment of Debt. The positive impact relating to the early extinguishment of debt on our reported results was $9.7 million ($0.01 per common share) in 2011.

The following table reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison (1)

	2012		2011		2010
(dollar amounts in thousands, except per share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income —GAAP	$641,022		$542,613		$312,347
Earnings per share, after-tax		$0.71		$0.59		$0.19
Change from prior year—$		0.12		0.40		6.33
Change from prior year—%		20%		211%		N.R

Significant items—favorable (unfavorable) impact:	Earnings (2)	EPS (3)(4)	Earnings (2)	EPS (3)(4)	Earnings (2)	EPS (3)(4)
State deferred tax asset valuation allowance adjustment(4)	$21,251	$0.02	$—	$—	$—	$—
Bargain purchase gain	11,217	0.01	—	—	—	—
Litigation reserves addition	(23,500)	(0.02)	(17,028)	(0.01)	—	—
Visa®-related derivative loss	—	—	(6,385)	—	—	—
Net tax benefit recognized(4)	—	—	—	—	38,222	0.05
Franklin-related loans transferred to held for sale	—	—	—	—	(75,500)	(0.07)
Gain on early extinguishment of debt	—	—	9,697	0.01	—	—

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	See Significant Items Influencing Financial Performance discussion.
(2)	Pretax unless otherwise noted.
(3)	Based upon the annual average outstanding diluted common shares.
(4)	After-tax.

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

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4—Change in Net Interest Income Due to Changes in Average Volume and Interest Rates(1)

	2012			2011
	Increase (Decrease) From			Increase (Decrease) From
	Previous Year Due To			Previous Year Due To
Fully-taxable equivalent basis(2) (dollar amounts in millions)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and direct financing leases	$58.6	$(105.6)	$(47.0)	$77.5	$(213.1)	$(135.6)
Investment securities	1.9	(2.1)	(0.2)	0.1	(31.7)	(31.6)
Other earning assets	24.2	(11.5)	12.7	(16.7)	12.5	(4.2)

Total interest income from earning assets	84.7	(119.2)	(34.5)	60.9	(232.3)	(171.4)

Deposits	(3.0)	(94.8)	(97.8)	(4.2)	(174.9)	(179.1)
Short-term borrowings	(1.2)	(0.3)	(1.5)	1.1	(0.6)	0.5
Federal Home Loan Bank advances	0.8	(0.8)	—	(0.9)	(1.4)	(2.3)
Subordinated notes and other long-term debt,including capital securities	(32.0)	10.0	(22.0)	(14.1)	9.4	(4.7)

Total interest expense of interest-bearing liabilities	(35.4)	(85.9)	(121.3)	(18.1)	(167.5)	(185.6)

Net interest income	$120.1	$(33.3)	$86.8	$79.0	$(64.8)	$14.2

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Calculated assuming a 35% tax rate.

Table 5—Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
Fully-taxable equivalent basis (1)		Change from 2011			Change from 2010
(dollar amounts in millions)	2012	Amount	Percent	2011	Amount	Percent	2010
Assets
Interest-bearing deposits in banks	$95	$(38)	(29)%	$133	$(156)	(54)%	$289
Trading account securities	67	(40)	(37)	107	(51)	(32)	158
Federal funds sold and securities purchased under resale agreement	—	(5)	N.R.	5	5	—	—
Loans held for sale	1,087	799	277	288	(241)	(46)	529
Available-for-sale and other securities:
Taxable	7,898	(473)	(6)	8,371	(389)	(4)	8,760
Tax-exempt	427	(1)	—	428	17	4	411

Total available-for-sale and other securities	8,325	(474)	(5)	8,799	(372)	(4)	9,171
Held-to-maturity securities—taxable	925	550	147	375	375	—	—
Loans and leases: (3)
Commercial:
Commercial and industrial	15,944	2,347	17	13,597	1,166	9	12,431
Commercial real estate:
Construction	582	(10)	(2)	592	(504)	(46)	1,096
Commercial	5,198	(415)	(7)	5,613	(516)	(8)	6,129

Commercial real estate	5,780	(425)	(7)	6,205	(1,020)	(14)	7,225

Total commercial	21,724	1,922	10	19,802	146	1	19,656

Consumer:
Automobile loans and leases	4,526	(1,351)	(23)	5,877	987	20	4,890
Home equity	8,315	375	5	7,940	350	5	7,590
Residential mortgage	5,190	473	10	4,717	241	5	4,476
Other consumer	455	(76)	(14)	531	(130)	(20)	661

Total consumer	18,486	(579)	(3)	19,065	1,448	8	17,617

Total loans and leases	40,210	1,343	3	38,867	1,594	4	37,273
Allowance for loan and lease losses	(876)	233	(21)	(1,109)	321	(22)	(1,430)

Net loans and leases	39,334	1,576	4	37,758	1,915	5	35,843

Total earning assets	50,709	2,135	4	48,574	1,154	2	47,420

Cash and due from banks	1,090	(346)	(24)	1,436	(82)	(5)	1,518
Intangible assets	600	(45)	(7)	645	(57)	(8)	702
All other assets	4,151	(53)	(1)	4,204	(160)	(4)	4,364

Total Assets	$55,674	$1,924	4%	$53,750	$1,176	2%	$52,574

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$12,200	$3,547	41%	$8,653	$1,794	26%	$6,859
Demand deposits—interest-bearing	5,811	294	5	5,517	(62)	(1)	5,579

Total demand deposits	18,011	3,841	27	14,170	1,732	14	12,438
Money market deposits	13,901	579	4	13,322	1,579	13	11,743
Savings and other domestic deposits	4,933	198	4	4,735	93	2	4,642
Core certificates of deposit	6,221	(1,481)	(19)	7,702	(1,486)	(16)	9,188

Total core deposits	43,066	3,137	8	39,929	1,918	5	38,011
Other domestic time deposits of $250,000 or more	326	(139)	(30)	465	(232)	(33)	697
Brokered time deposits and negotiable CDs	1,590	168	12	1,422	(181)	(11)	1,603
Deposits in foreign offices	372	(17)	(4)	389	(38)	(9)	427

Total deposits	45,354	3,149	7	42,205	1,467	4	40,738
Short-term borrowings	1,310	(745)	(36)	2,055	609	42	1,446
Federal Home Loan Bank advances	298	187	168	111	(62)	(36)	173
Subordinated notes and other long-term debt	1,976	(1,189)	(38)	3,165	(615)	(16)	3,780

Total interest-bearing liabilities	36,738	(2,145)	(6)	38,883	(395)	(1)	39,278

All other liabilities	1,065	89	9	976	20	2	956
Shareholders’ equity	5,671	433	8	5,238	(243)	(4)	5,481

Total Liabilities and Shareholders’ Equity	$55,674	$1,924	4%	$53,750	$1,176	2%	$52,574

Continued

N.R.—Not relevant, as numerator of calculation is zero in the current period.

Table 6—Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

Fully-taxable equivalent basis (1)	Interest Income / Expense			Average Rate (2)
(dollar amounts in millions)	2012	2011	2010	2012	2011	2010
Assets
Interest-bearing deposits in banks	$0.2	$0.1	$0.8	0.21%	0.11%	0.28%
Trading account securities	0.9	1.5	2.9	1.27	1.37	1.82
Federal funds sold and securities purchased under resale agreement	—	—	—	0.29	0.09	—
Loans held for sale	36.8	12.3	25.7	3.38	4.27	4.85
Available-for-sale and other securities:
Taxable	184.3	208.0	239.1	2.33	2.48	2.73
Tax-exempt	17.7	18.3	18.8	4.14	4.28	4.56

Total available-for-sale and other securities	202.0	226.3	257.9	2.43	2.57	2.81
Held-to-maturity securities—taxable	24.1	11.2	—	2.60	2.99	—
Loans and leases: (3)
Commercial:
Commercial and industrial	639.5	585.6	660.6	4.01	4.31	5.31
Commercial real estate:
Construction	22.9	23.0	30.6	3.93	3.88	2.79
Commercial	208.6	222.7	234.9	4.01	3.97	3.83

Commercial real estate	231.4	245.7	265.5	4.00	3.96	3.67

Total commercial	870.9	831.3	926.1	4.01	4.20	4.71

Consumer:
Automobile loans and leases	214.1	293.2	295.2	4.73	4.99	6.04
Home equity	355.9	355.0	383.7	4.28	4.47	5.06
Residential mortgage	212.7	213.6	216.8	4.10	4.53	4.84
Other consumer	33.3	40.6	47.5	7.31	7.63	7.18

Total consumer	815.9	902.4	943.2	4.41	4.73	5.35

Total loans and leases	1,686.8	1,733.7	1,869.3	4.19	4.46	5.02

Total earning assets	$1,950.7	$1,985.1	$2,156.6	3.85%	4.09%	4.55%

Liabilities and Shareholders’ Equity Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	3.6	5.1	10.4	0.06	0.09	0.19

Total demand deposits	3.6	5.1	10.4	0.02	0.04	0.08
Money market deposits	40.2	54.3	103.5	0.29	0.41	0.88
Savings and other domestic deposits	18.9	32.7	48.2	0.38	0.69	1.04
Core certificates of deposit	85.0	150.0	231.6	1.37	1.95	2.52

Total core deposits	147.7	242.2	393.7	0.48	0.77	1.26
Other domestic time deposits of $250,000 or more	2.1	4.5	9.3	0.66	0.97	1.32
Brokered time deposits and negotiable CDs	11.7	12.5	35.4	0.74	0.88	2.21
Deposits in foreign offices	0.7	0.9	0.8	0.18	0.23	0.20

Total deposits	162.2	260.1	439.2	0.49	0.78	1.30
Short-term borrowings	2.0	3.5	3.0	0.16	0.17	0.21
Federal Home Loan Bank advances	0.8	0.8	3.1	0.28	0.74	1.80
Subordinated notes and other long-term debt	54.7	76.7	81.4	2.77	2.42	2.15

Total interest-bearing liabilities	219.7	341.1	526.7	0.60	0.88	1.34

Net interest income	$1,730.9	$1,644.1	$1,629.9

Net interest rate spread				3.25	3.21	3.21
Impact of noninterest-bearing funds on margin				0.16	0.18	0.23

Net Interest Margin				3.41%	3.38%	3.44%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2012 vs. 2011

Fully-taxable equivalent net interest income for 2012 increased $86.8 million, or 5%, from 2011. This reflected the favorable impact of a $2.1 billion, or 4%, increase in average earning assets and a 3 basis point increase in the FTE net interest margin. The increase in average earning assets reflected:

•	$1.9 billion, or 10%, increase in average total commercial loans.

•	$0.8 billion, or 277%, increase in average loans held for sale.

Partially offset by:

•	$0.6 billion, or 3% decrease in average consumer loans including a $1.4 billion, or 23%, decrease in automobile loans, reflecting $2.5 billion of automobile loans sold throughout the year.

The 3 basis point increase in the FTE net interest margin reflected:

•	The positive impact of a 29 basis point decline in total deposit costs.

Partially offset by:

•	24 basis point declines in the yield on earnings assets and a 2 basis point decrease related to non-deposit funding and other items.

The $3.1 billion, or 8%, increase in average total core deposits from the prior year reflected:

•	$3.8 billion, or 27%, increase in total demand deposits.

•	$0.6 billion, or 4%, increase in money market deposits.

Partially offset by:

•	$1.5 billion, or 19%, decrease in core certificates of deposits.

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

The $1.6 billion, or 4%, increase in average total loans and leases from the prior year primarily reflected:

•

$1.2 billion, or 9%, increase in the average C&I portfolio due to a combination of factors. This included benefits from our strategic initiatives focusing on large corporate, asset based lending, and equipment finance. In addition, we continued to see growth in more traditional middle-market, business banking, and automobile floor plan loans. This growth was evident despite utilization rates that remained well below historical norms.

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

Provision for Credit Losses

(This section should be read in conjunction with Significant Item 5 and the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses in 2012 was $147.4 million, down $26.7 million, or 15%, from 2011, including a $94.6 million, or 22%, decrease in NCOs. The provision for credit losses in 2012 was $195.1 million less than total NCOs (see Credit Quality discussion).

Noninterest Income

(This section should be read in conjunction with Significant Items 2 and 4.)

The following table reflects noninterest income for the past three years:

Table 7—Noninterest Income

	Twelve Months Ended December 31,
		Change from 2011			Change from 2010
(dollar amounts in thousands)	2012	Amount	Percent	2011	Amount	Percent	2010
Service charges on deposit accounts	$262,179	$18,672	8%	$243,507	$(23,508)	(9)%	$267,015
Mortgage banking income	191,092	107,684	129	83,408	(92,374)	(53)	175,782
Trust services	121,897	2,515	2	119,382	6,827	6	112,555
Electronic banking	82,290	(29,407)	(26)	111,697	1,463	1	110,234
Brokerage income	72,226	(8,141)	(10)	80,367	11,512	17	68,855
Insurance income	71,319	1,849	3	69,470	(6,943)	(9)	76,413
Gain on sale of loans	58,182	26,238	82	31,944	25,669	409	6,275
Bank owned life insurance income	56,042	(6,294)	(10)	62,336	1,270	2	61,066
Capital markets fees	48,160	11,620	32	36,540	12,654	53	23,886
Securities gains (losses)	4,769	8,450	N.R.	(3,681)	(3,407)	1,243	(274)
Other income	129,701	(15,952)	(11)	145,653	5,602	4	140,051

Total noninterest income	$1,097,857	$117,234	12%	$980,623	$(61,235)	(6)%	$1,041,858

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2012 vs. 2011

Noninterest income increased $117.2 million, or 12%, from the prior year, primarily reflecting:

•

$107.7 million, or 129%, increase in mortgage banking income. This primarily reflected a $78.6 million increase in origination and secondary marketing income. Additionally, we recorded a $14.3 million net trading gain related to MSR hedging in 2012 compared to a net trading loss related to MSR hedging of $11.9 million in 2011.

•	$26.2 million, or 82%, increase in gain on sale of loans.

•	$18.7 million, or 8%, increase in service charges on deposits, due to continued strong customer growth.

•	$11.6 million, or 32%, increase in capital market fees primarily reflecting strong customer demand for derivatives and other risk management products.

Partially offset by:

•	$29.4 million, or 26%, decrease in electronic banking income related to implementing the lower debit card interchange fee structure mandated in the Durbin Amendment of the Dodd-Frank Act.

•

$16.0 million, or 11%, decrease in other income, primarily related to a decrease in automobile operating lease income and partially offset by the bargain purchase gain from the Fidelity Bank acquisition.

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

Noninterest Expense

(This section should be read in conjunction with Significant Items 3 and 6.)

The following table reflects noninterest expense for the past three years:

Table 8—Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2011			Change from 2010
(dollar amounts in thousands)	2012	Amount	Percent	2011	Amount	Percent	2010
Personnel costs	$988,193	$95,659	11%	$892,534	$93,561	12%	$798,973
Outside data processing and other services	190,255	1,081	1	189,174	27,360	17	161,814
Net occupancy	111,160	2,031	2	109,129	1,267	1	107,862
Equipment	102,947	10,403	11	92,544	6,624	8	85,920
Deposit and other insurance expense	68,330	(9,362)	(12)	77,692	(19,856)	(20)	97,548
Professional services	65,758	(2,858)	(4)	68,616	(17,595)	(20)	86,211
Marketing	64,263	(1,297)	(2)	65,560	9,213	16	56,347
Amortization of intangibles	46,549	(6,769)	(13)	53,318	(7,160)	(12)	60,478
OREO and foreclosure expense	18,271	265	1	18,006	(21,043)	(54)	39,049
Gain on early extinguishment of debt	(798)	8,899	(92)	(9,697)	(9,697)	—	—
Other expense	180,948	9,324	5	171,624	(7,979)	(4)	179,603

Total noninterest expense	$1,835,876	$107,376	6%	$1,728,500	$54,695	3%	$1,673,805

Number of employees (full-time equivalent), at period-end	11,806	561	5%	11,245	(96)	(1)%	11,341
2012 vs. 2011

Noninterest expense increased $107.4 million, or 6%, from 2011, and primarily reflected:

•	$95.7 million, or 11%, increase in personnel costs, primarily reflecting an increase in bonuses, commissions, and full-time equivalent employees, as well as increased salaries and benefits.

•	$10.4 million, or 11%, increase in equipment, primarily reflecting the impact of depreciation from our in-store branch expansions and other technology investments.

•

$9.3 million, or 5%, increase in other expense primarily reflecting higher litigation reserves, increased sponsorships and public relations expense, and an increase in the provision for mortgage representations and warranties.

Partially offset by:

•	$9.4 million, or 12%, decline in deposit and other insurance expense.

2011 vs. 2010

Noninterest expense increased $54.7 million, or 3%, from 2010, and primarily reflected:

•	$93.6 million, or 12%, increase in personnel costs, primarily reflecting an increase in salary and benefit-related expenses.

•

$27.4 million, or 17%, increase in outside data processing and other services, reflecting the costs associated with the conversion to a new debit card processor and the implementation of strategic initiatives.

•	$9.2 million, or 16%, increase in marketing expense, reflecting higher advertising costs.

Partially offset by:

•	$21.0 million, or 54%, decrease in OREO and foreclosure expenses as OREO balances declined 42% in 2011.

•	$19.9 million, or 20%, decrease in deposit and other insurance expense.

•	$17.6 million, or 20%, decrease in professional services, reflecting lower legal costs as collection activities declined and consulting expenses.

•	$9.7 gain on the early extinguishment of debt related to the exchange of certain trust preferred securities.

Provision for Income Taxes

(This section should be read in conjunction with Significant Items 1 and 5, and Note 17 of the Notes to Consolidated Financial Statements.)

2012 versus 2011

The provision for income taxes was $184.1 million for 2012 compared with a provision for income taxes of $164.6 million in 2011. Both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. In prior periods, we established a full valuation allowance against state deferred tax assets and state net operating loss carryforwards based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax asset and net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted state taxable income, we believe that it is more likely than not that a portion of the state deferred tax asset and state net operating loss carryforwards will be realized. As a result of this analysis, a net $21.3 million reduction in the 2012 provision for income taxes was recorded. At December 31, 2012, a valuation allowance of $61.8 million remained for certain state deferred tax assets and state net operating loss carryforwards totaling $94.5 million that are not expected to be realized within the carryforward periods.

At December 31, 2012, we had a net deferred tax asset of $203.9 million. Based on both positive and negative evidence and our level of forecasted future taxable income, we determined that no impairment existed to the net deferred tax asset at December 31, 2012. For regulatory capital purposes, there was no disallowed net deferred tax asset at December 31, 2012, compared to a total disallowed net deferred tax asset of $39.1 million at December 31, 2011.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006 and 2007 tax returns. In addition, we will appeal certain proposed adjustments resulting from the IRS examination of our 2008 and 2009 tax returns. We believe our positions related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. During 2011, we entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe that the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

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

We believe our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. Credit risk is the risk of loss due to adverse changes in a counterparty’s ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company. Operational risk arises from our inherent day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Compliance risk exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS securities portfolio (see Note 4 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and for trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.

We continue to focus on the identification, monitoring, and managing of our credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, we use additional quantitative measurement capabilities utilizing external data sources, enhanced use of modeling technology, and internal stress testing processes. Our portfolio management resources demonstrate our commitment to maintaining an aggregate moderate-to-low risk profile. In our efforts to continue to identify risk mitigation techniques, we have focused on product design features, origination policies, and treatment strategies for delinquent or stressed borrowers.

The maximum level of credit exposure to individual credit borrowers is limited by policy guidelines based on the perceived risk of each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is closely monitored and regularly updated. Concentration risk is managed through limits on loan type, geography, industry, and loan quality factors. We focus predominantly on extending credit to retail and commercial customers with existing or expandable relationships within our primary banking markets, although we will consider lending opportunities outside our primary markets if we believe the associated risks are acceptable and aligned with strategic initiatives. Although we offer a broad set of products, we continue to develop new lending products and opportunities. Each of these new products and opportunities goes through a rigorous development and approval process prior to implementation to ensure our overall objective of maintaining an aggregate moderate-to-low risk portfolio profile.

The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. For example, we do not extend additional credit to delinquent borrowers except in certain circumstances that substantially improve our overall repayment or collateral coverage position. To that end, we continue to expand resources in our risk management areas.

Although credit quality improved in 2012, the weak residential real estate market and U.S. economy continued to negatively impact us and the financial services industry as a whole. We continued to experience higher than historical levels of delinquencies and NCOs in our loan portfolios. The performance metrics associated with the CRE, residential mortgage, and home equity portfolios continued to be the most significantly impacted portfolios as real estate prices remain substantially lower than pre-2008. Additionally, continued high unemployment, along with other economic conditions, throughout 2010-2012 slowed full recovery from the 2008-2009 U.S. recession.

Loan and Lease Credit Exposure Mix

At December 31, 2012, our loans and leases totaled $40.7 billion, representing a $1.8 billion, or 5%, increase compared to $38.9 billion at December 31, 2011, primarily reflecting growth in the C&I portfolio, partially offset by a decline in the CRE portfolio reflecting the continued runoff in the noncore portfolio. The C&I loan increase included the impacts related to a continuation of the growth in high quality loans originated over recent quarters and the purchase of a portfolio of high quality municipal equipment leases. Additionally, the FDIC-assisted Fidelity acquisition resulted in the addition of $523.9 million of loans.

Total commercial loans were $22.4 billion at December 31, 2012, and represented 56% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I loans – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we expand our C&I portfolio, we have developed a “vertical” strategy to ensure that new products or lending types are embedded within the structured, centralized Commercial Lending area with designated experienced credit officers.

CRE loans – CRE loans consist of loans for income-producing real estate properties, real estate investment trusts, and real estate developers. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE loans – Construction CRE loans are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, residential (land, single family, and condominiums), office, and warehouse project types. Generally, these loans are for construction projects that have been presold or preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans were $18.4 billion at December 31, 2012, and represented 44% of our total loan and lease credit exposure. The consumer portfolio was diversified primarily among automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking market represented more than 5% of our total automobile portfolio at December 31, 2012. We have successfully implemented a loan securitization strategy to remain within our established portfolio concentration limits.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity consists of both first-lien and junior-lien loans and lines-of-credit with underwriting criteria based on minimum credit scores, debt-to-income ratios, and LTV ratios.

Residential mortgages – Residential mortgages represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. All applications are underwritten centrally and do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. Also, all residential mortgages are originated based on a completed full appraisal.

Other consumer loans/leases – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 9—Loan and Lease Portfolio Composition

	At December 31,
(dollar amounts in millions)	2012		2011		2010		2009		2008
Commercial:(1)
Commercial and industrial	$16,971	42%	$14,699	38%	$13,063	34%	$12,888	35%	$13,541	33%
Commercial real estate:
Construction	648	2	580	1	650	2	1,469	4	2,080	5
Commercial	4,751	12	5,246	13	6,001	16	6,220	17	8,018	20

Total commercial real estate	5,399	14	5,826	14	6,651	18	7,689	21	10,098	25

Total commercial	22,370	56	20,525	52	19,714	52	20,577	56	23,639	58

Consumer:
Automobile(2)	4,634	11	4,458	11	5,614	15	3,390	9	4,464	11
Home equity	8,335	20	8,215	21	7,713	20	7,563	21	7,557	18
Residential mortgage	4,970	12	5,228	13	4,500	12	4,510	12	4,761	12
Other consumer	419	1	498	3	566	1	751	2	671	1

Total consumer	18,358	44	18,399	48	18,393	48	16,214	44	17,453	42

Total loans and leases	$40,728	100%	$38,924	100%	$38,107	100%	$36,791	100%	$41,092	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.
(2)	2011 included a decrease of $1.3 billion resulting from the transfer of automobile loans to loans held for a sale reflecting an automobile securitization transaction completed in 2012. 2010 included an increase of $0.5 billion resulting from the adoption of a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction.

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. We designate specific loan types, collateral types, and loan structures as part of our credit concentration policy. C&I lending by segment, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and unsecured lending represent examples of specifically tracked components of our concentration management process. Our concentration management process is approved by our board of directors and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the primary type of collateral securing the loan or lease:

Table 10—Total Loan and Lease Portfolio by Collateral Type

	At December 31,
(dollar amounts in millions)	2012		2011		2010		2009		2008
Secured loans:
Real estate—commercial	$9,128	22%	$9,557	25%	$10,389	27%	$11,286	31%	$13,121	32%
Real estate—consumer	13,305	33	13,444	35	12,214	32	12,176	33	12,318	30
Vehicles	6,659	16	6,021	15	7,134	19	4,600	13	6,063	15
Receivables/Inventory	5,178	13	4,450	11	3,763	10	3,582	10	3,915	10
Machinery/Equipment	2,749	7	1,994	5	1,766	5	1,772	5	1,916	5
Securities/Deposits	826	2	800	2	734	2	1,145	3	862	2
Other	1,090	3	1,018	3	990	2	1,124	2	1,231	2

Total secured loans and leases	38,935	96	37,284	96	36,990	97	35,685	97	39,426	96
Unsecured loans and leases	1,793	4	1,640	4	1,117	3	1,106	3	1,666	4

Total loans and leases	$40,728	100%	$38,924	100%	$38,107	100%	$36,791	100%	$41,092	100%

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

In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate ACL amount for the commercial portfolio. A centralized portfolio management team monitors and reports on the performance of the entire commercial portfolio, including small business loans, to provide consistent oversight.

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

Substantially all loans categorized as Classified (see Note 3 of Notes to Consolidated Financial Statements) are managed by our SAD. The SAD is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.

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

There were no commercial loan segments considered an industry or geographic concentration of lending. Currently, higher-risk segments of the C&I portfolio include loans to borrowers supporting the home building industry, contractors, and leveraged lending. We manage the risks inherent in this portfolio through origination policies, a defined loan concentration policy with established limits, on-going loan level reviews and portfolio level reviews, recourse requirements, and continuous portfolio risk management activities. Our origination policies for this portfolio include loan product-type specific policies such as LTV and debt service coverage ratios, as applicable.

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

In 2010, we segregated our CRE portfolio into core and noncore segments. We believe segregating noncore CRE from core CRE improved our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues. We have not subsequently originated any noncore CRE loans.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and had either an established meaningful relationship with us that generated an acceptable return on capital or demonstrated the prospect of becoming one. The core CRE portfolio was $3.9 billion at December 31, 2012, representing 73% of total CRE loans. The performance of the core portfolio has met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 11—Commercial Real Estate—Core vs. Noncore Portfolios

(dollar amounts in millions)

	December 31, 2012
	Ending					Nonaccrual
	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,937	$21	$100	2.54%	3.06%	$41

Noncore—SAD (2)	597	145	129	21.61	36.93	82
Noncore—Other	865	18	61	7.05	8.95	4

Total noncore	1,462	163	190	13.00	21.72	86

Total commercial real estate	$5,399	$184	$290	5.37%	8.49%	$127

	December 31, 2011
	Ending					Nonaccrual
	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,978	$25	$125	3.14%	3.75%	$26
Noncore—SAD (2)	735	253	182	24.76	44.03	195
Noncore—Other	1,113	17	88	7.91	9.29	9
Total noncore	1,848	270	270	14.61	25.50	204

Total commercial real estate	$5,826	$295	$395	6.78%	11.27%	$230

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs)
(2)	Noncore loans are managed by SAD, the area responsible for managing loans and relationships designated as Classified loans.

As shown in the above table, the ending balance of the CRE portfolio at December 31, 2012, declined $0.4 billion, or 7%, compared with December 31, 2011. The majority of this decline occurred in the noncore segment, and was a result of payoffs and NCOs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. We will continue to support our core developer customers as appropriate, however, we do not believe that significant additional CRE activity is appropriate given the current market conditions.

Also as shown above, substantial reserves for the noncore portfolio have been established. At December 31, 2012, the ACL related to the noncore portfolio was 13.00%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 36.93% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

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

Effective with the 2012 third quarter, we identified certain loans within the consumer portfolio that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loans were classified as TDRs, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. Previously, we recorded the charge-off when the loan reached 60-days past due and did not classify these loans as TDRs. Many of these loans were current, with many borrowers having paid according to the contractual terms for several years. In 2012, this change increased NCOs by $34.6 million, NALs by $60.1 million, and TDRs by $79.5 million across the automobile, residential mortgage, and home equity portfolios.

AUTOMOBILE PORTFOLIO

Our strategy in the automobile loan and lease portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTV’s, terms, and profitability. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and the entering new markets can be associated with increased risk levels, we believe our strategy and operational capabilities significantly mitigate these risks.

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standard while growing the portfolio. We have developed and implemented a loan securitization strategy to ensure we remain within our established portfolio concentration limits.

During 2012, a total of $2.3 billion of automobile loans were transferred to trusts in two separate securitization transactions. Additional information regarding these securitization transactions is located in Note 21 of the Notes to Consolidated Financial Statements.

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

Table 12—Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	12/31/12	12/31/11	12/31/12	12/31/11	12/31/12	12/31/11
Ending balance	$4,380	$3,815	$3,955	$4,400	$4,970	$5,228
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	76%	77%
Portfolio weighted average FICO score(2)	755	749	741	734	738	731

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Originations	$1,665	$1,900	$559	$799	$1,019	$1,508
Origination weighted average LTV ratio(1)	72%	71%	80%	82%	84%	82%
Origination weighted average FICO score(2)	771	769	756	762	754	759

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. During 2012, 75% of our home equity portfolio originations were secured by a first-lien mortgage. As a result, the proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At December 31, 2012, 53% of our total home equity portfolio was secured by first-lien mortgages. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans.

We focus on high quality borrowers primarily located within our footprint. Further, we actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits. The combination of high quality borrowers as measured by financial condition and FICO score, as well as the concentration of first-lien position loans, provides a high degree of confidence regarding the performance of the 2009-2012 originations. Because we focus on developing complete relationships with our customers, many of our home equity borrowers utilize other products and services. Also, the majority of our home equity line-of-credit borrowers consistently pay more than the minimum payment required in any given month.

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

Real estate market values at the time of origination directly affect the amount of credit extended and, in the event of default, subsequent changes in these values impact the severity of losses. We obtain a property valuation for every loan or line-of-credit as part of the origination process, and the valuation is reviewed by a real estate professional in conjunction with the credit underwriting process. The type of property valuation obtained is based on credit parameters, and a majority of these valuations are based on complete walkthrough appraisals. We believe an AVM estimate with a signed property inspection is an appropriate valuation source for a portion of our home equity lending activities. This valuation policy, along with our other credit policies, are re-evaluated on an on-going basis with the intent of ensuring complete independence in the requesting and reviewing of real estate valuations associated with loan decisions. We update values as appropriate, and in compliance with applicable regulations, particularly for loans identified as higher risk. Loans are identified as higher risk based on performance indicators and the updated values are utilized to facilitate our portfolio management processes, as well as our workout and loss mitigation functions.

We continue to make origination policy adjustments based on our assessment of an appropriate risk profile and industry actions, as well as the recently issued Basel III NPRs (see Capital section). In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. We believe our Credit Risk Management systems allow for effective portfolio analysis and segmentation to identify the highest risk exposures in the portfolio. Our disclosures regarding lien position and FICO distribution are examples of segmentation analysis.

We continue to identify situations where borrowers make a purposeful financial decision to stop making required payments on the junior-lien loan, and in some cases, the first-lien loan. This strategic default scenario is generally associated with borrowers that have very limited or no history of delinquency. These accounts also tend to migrate quickly from a current status to charge-off without exhibiting the historical behaviors at each delinquency stage. The resulting increase in the relative speed of the migration from current status to charge-off represents a negative impact to the longer term performance of the portfolio. Although the collateral value assessment is an important component of the overall credit risk analysis, there are very few instances of available equity in junior-lien default situations. Further, effective in 2012, any junior-lien loan associated with a nonaccruing first-lien loan is also placed on nonaccrual status.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment, while subsequent originations convert to a 20-year amortizing loan structure. After the 10-year revolving period, the borrower must reapply to extend the existing structure or begin repaying the debt in a traditional term structure. The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 13—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	December 31, 2012
(dollar amounts in millions)	1 Year or Less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$44	$59	$35	$—	$2,193	$2,331
Secured by junior-lien	234	251	244	146	2,436	3,311

Total home equity line-of-credit	$278	$310	$279	$146	$4,629	$5,642

Historically, less than 30% of our home equity lines-of-credit that are one year or less from maturity actually reach the maturity date, and we anticipate this percentage will decline in future periods as our proactive approach to managing maturity risk continues to evolve.

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

Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at December 31, 2012, 50% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. At December 31, 2012, ARM loans that were expected to have rates reset through 2015 totaled $1.5 billion. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the year ended December 31, 2012, we closed $810 million in HARP residential mortgages and $19 million in HAMP residential mortgages. The HARP residential mortgage loans are considered current and are either part of our residential mortgage portfolio or serviced for others. The HAMP refinancings are associated with residential mortgages that are serviced for others. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

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

Credit quality performance in 2012 reflected overall continued improvement. NALs declined 25% to $407.6 million at December 31, 2012, compared to December 31, 2011, despite the impact of $60.1 million of NAL additions as a result of Chapter 7 bankruptcy loans. NCOs declined 22% compared to the prior year despite the $34.6 impact of NCOs related to Chapter 7 bankruptcy loans. Commercial criticized and classified loans declined significantly reflecting the continued improvement in the commercial portfolio. The ACL to total loans ratio declined to 1.99% and our ACL coverage ratios improved as a result of asset quality improvement.

NPAs, NALs, and TDRs

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

NPAs and NALs

NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) impaired loans held for sale, (3) OREO properties, and (4) other NPAs. Any loan in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. Also, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan is determined to be collateral dependent, the consumer loan is placed on nonaccrual status.

C&I and CRE loans are placed on nonaccrual status at 90-days past due. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 14—Nonaccrual Loans and Leases and Nonperforming Assets

	At December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans and leases:
Commercial and industrial	$90,705	$201,846	$346,720	$578,414	$932,648
Commercial real estate	127,128	229,889	363,692	935,812	445,717
Automobile	7,823	—	—	—	—
Residential mortgages	122,452	68,658	45,010	362,630	98,951
Home equity	59,525	40,687	22,526	40,122	24,831

Total nonaccrual loans and leases(1)	407,633	541,080	777,948	1,916,978	1,502,147
Other real estate owned, net
Residential	21,378	20,330	31,649	71,427	63,058
Commercial	6,719	18,094	35,155	68,717	59,440

Total other real estate, net	28,097	38,424	66,804	140,144	122,498
Impaired loans held for sale(2)	—	—	—	969	12,001
Other nonperforming assets(3)	10,045	10,772	—	—	—

Total nonperforming assets	$445,775	$590,276	$844,752	$2,058,091	$1,636,646

Nonaccrual loans as a % of total loans and leases	1.00%	1.39%	2.04%	5.21%	3.66%
Nonperforming assets ratio(4)	1.09	1.51	2.21	5.57	3.97

Allowance for loan and lease losses as % of:
Nonaccrual loans	189%	178%	161%	77%	60%
Nonperforming assets	173	163	148	72	55

Allowance for credit losses as % of:
Nonaccrual loans	199%	187%	166%	80%	63%
Nonperforming assets	182	172	153	74	58

(1)	December 31, 2012, includes $60.1 million of Chapter 7 bankruptcy NALs.
(2)	Represents impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.
(3)	Other nonperforming assets represent an investment security backed by a municipal bond.
(4)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.

The $144.5 million, or 24%, decline in NPAs compared with December 31, 2011, primarily reflected:

•	$111.1 million, or 55%, decrease in C&I NALs, primarily reflecting problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our SAD. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•	$102.8 million, or 45%, decrease in CRE NALs, primarily reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD. Although some degree of quarter-to-quarter volatility in our NAL levels is anticipated, we expect that the overall trend will continue to be lower.

•	$10.3 million, or 27%, decrease in OREO, primarily reflecting sales and writedowns.

Partially offset by:

•	$53.8 million, or 78%, increase in residential mortgage NALs, primarily reflecting $47.2 million of Chapter 7 bankruptcy NALs. The remaining portion of the increase reflects the continued softness in residential real estate property values. The NAL balances have been written down to net realizable value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans.

•	$18.8 million, or 46%, increase in home equity NALs, primarily reflecting the impact of Chapter 7 bankruptcy NALs, as well as the implementation of other regulatory guidance in the 2012 first quarter (see ACL section). The remaining portion of the increase reflects the continued softness in residential real estate property values. The NAL balances have been written down to net realizable value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans.

•	$7.8 million increase in automobile NALs, entirely reflecting Chapter 7 bankruptcy NALs. Prior to the implementation of this guidance, automobile loans were not placed on nonaccrual status.

Of the $217.8 million of CRE and C&I-related NALs at December 31, 2012, $74.1 million, or 34%, represented loans that were less than 30 days past due, demonstrating our continued commitment to proactive credit risk management.

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

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 15—Accruing Past Due Loans and Leases

	At December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Accruing loans and leases past due 90 days or more
Commercial and industrial(1)	$26,648	$—	$—	$—	$10,889
Commercial real estate(1)	56,660	—	—	—	59,425
Automobile	4,418	6,265	7,721	10,586	15,647
Residential mortgage (excluding loans guaranteed by the U.S. government)	2,718	45,198	53,983	78,915	71,553
Home equity	18,200	20,198	23,497	53,343	29,039
Other loans and leases	1,672	1,988	2,456	2,814	2,392

Total, excl. loans guaranteed by the U.S. government	110,316	73,649	87,657	145,658	188,945
Add: loans guaranteed by the U.S. government	90,816	96,703	98,288	101,616	82,576

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$201,132	$170,352	$185,945	$247,274	$271,521

Ratios:

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.27%	0.19%	0.23%	0.40%	0.46%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.22	0.25	0.26	0.28	0.20

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.49	0.44	0.49	0.68	0.66

(1)

2012 amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past four years:

Table 16—Accruing and Nonaccruing Troubled Debt Restructured Loans

	December 31,
(dollar amounts in thousands)	2012	2011	2010	2009
Troubled debt restructured loans—accruing:

Commercial and industrial	$76,586	$54,007	$70,136	$59,215
Commercial real estate	208,901	249,968	152,496	97,834
Automobile	35,784	36,573	29,764	24,704
Home equity	110,581	52,224	37,257	25,357
Residential mortgage	290,011	309,678	328,411	229,470
Other consumer	2,544	6,108	9,565	2,810

Total troubled debt restructured loans—accruing	724,407	708,558	627,629	439,390
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	19,268	48,553	15,275	37,849
Commercial real estate	32,548	21,968	18,187	70,609
Automobile	7,823	—	—	—
Home equity	6,951	369	—	—
Residential mortgage	84,515	26,089	5,789	4,988
Other consumer	113	113	—	—

Total troubled debt restructured loans—nonaccruing	151,218	97,092	39,251	113,446

Total troubled debt restructured loans	$875,625	$805,650	$666,880	$552,836

Our strategy is to structure the commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically a more aggressive strategy is put in place. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new legal agreement, they are included in our TDR activity table (below) as both a new TDR and a restructured TDR removal during the period.

The types of concessions granted are consistent with those granted on new TDRs and include interest rate reductions, amortization or maturity date changes beyond what the collateral supports, and principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and us.

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

The following table reflects TDR activity for each of the past two years:

Table 17—Troubled Debt Restructured Loan Activity

(dollar amounts in thousands)	2012	2011
TDRs, beginning of period	$805,650	$666,880
New TDRs(1)	597,425	583,439
Payments	(191,035)	(138,467)
Charge-offs	(81,115)	(37,341)
Sales	(13,787)	(54,715)
Refinanced to non-TDR	—	(40,091)
Transfer to OREO	(21,709)	(5,016)
Restructured TDRs—accruing(2)	(153,583)	(154,945)
Restructured TDRs—nonaccruing(2)	(63,080)	(47,659)
Other	(3,141)	33,565

TDRs, end of period	$875,625	$805,650

(1)	2012 includes $79.5 million of Chapter 7 bankruptcy loans.
(2)	Represents existing TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in 2012 was $147.4 million, compared with $174.1 million in 2011.

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

We have incorporated recent regulatory guidance which focused on home equity loans, specifically junior-lien loans when the related first-lien loan is delinquent, into our ACL adequacy analysis processes. As we evaluated this guidance in the context of the continued economic strain on some of our borrowers, we determined it was appropriate to assess borrower risk at a more granular level in order to ensure we had identified the incurred risk embedded within our portfolios secured by residential real estate, particularly the home equity junior-lien portfolio. In addition to the updated FICO score for each borrower and the delinquency status of each Huntington loan, our analysis also considers any non-delinquent Huntington loan secured by residential real estate when the borrower has a significant delinquency on the most recent credit bureau report. Additionally, beginning in 2012, a reserve amount associated with estimated incurred losses due to maturity risk in the home equity line-of-credit portfolio is included in the home equity ALLL.

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 18—Summary of Allowance for Credit Losses and Related Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Allowance for loan and lease losses, beginning of year	$964,828	$1,249,008	$1,482,479	$900,227	$578,442
Loan and lease charge-offs
Commercial:
Commercial and industrial	(101,475)	(134,385)	(316,771)	(525,262)	(538,434)
Commercial real estate:
Construction	(12,131)	(42,012)	(116,428)	(196,148)	(6,631)
Commercial	(105,920)	(140,747)	(187,567)	(500,534)	(65,565)

Commercial real estate	(118,051)	(182,759)	(303,995)	(696,682)	(72,196)

Total commercial	(219,526)	(317,144)	(620,766)	(1,221,944)	(610,630)

Consumer:
Automobile	(26,070)	(33,593)	(46,308)	(76,141)	(72,108)
Home equity	(124,286)	(109,427)	(140,831)	(110,400)	(70,457)
Residential mortgage	(52,228)	(65,069)	(163,427)	(111,899)	(23,012)
Other consumer	(33,090)	(32,520)	(32,575)	(40,993)	(30,123)

Total consumer	(235,674)	(240,609)	(383,141)	(339,433)	(195,700)

Total charge-offs	(455,200)	(557,753)	(1,003,907)	(1,561,378)	(806,330)

Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	37,227	44,686	61,839	37,656	12,269
Commercial real estate:
Construction	4,090	10,488	7,420	3,442	5
Commercial	35,532	24,170	21,013	10,509	3,451

Total commercial real estate	39,622	34,658	28,433	13,951	3,456

Total commercial	76,849	79,344	90,272	51,607	15,725

Consumer:
Automobile	16,628	18,526	19,736	19,809	17,543
Home equity	7,907	7,630	1,458	4,224	2,901
Residential mortgage	4,305	8,388	10,532	1,697	1,765
Other consumer	7,049	6,776	7,435	7,454	10,329

Total consumer	35,889	41,320	39,161	33,184	32,538

Total recoveries	112,738	120,664	129,433	84,791	48,263

Net loan and lease charge-offs	(342,462)	(437,089)	(874,474)	(1,476,587)	(758,067)

Provision for loan and lease losses	155,193	167,730	641,299	2,069,931	1,067,789
Economic reserve transfer	—	—	—	—	12,063
Allowance for assets sold and securitized or transferred to loans held for sale	(8,484)	(14,821)	(296)	(11,092)	—

Allowance for loan and lease losses, end of year	769,075	964,828	1,249,008	1,482,479	900,227

Allowance for unfunded loan commitments, beginning of year	48,456	42,127	48,879	44,139	66,528
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	(7,805)	6,329	(6,752)	4,740	(10,326)
Economic reserve transfer	—	—	—	—	(12,063)

Allowance for unfunded loan commitments, end of year	40,651	48,456	42,127	48,879	44,139

Allowance for credit losses, end of year	$809,726	$1,013,284	$1,291,135	$1,531,358	$944,366

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 19—Allocation of Allowances for Credit Losses (1)

	At December 31,
(dollar amounts in thousands)	2012		2011		2010		2009		2008
Commercial:
Commercial and industrial	$241,051	42%	$275,367	38%	$340,614	34%	$492,205	35%	$412,201	33%
Commercial real estate	285,369	14	388,706	14	588,251	18	751,875	21	322,681	25

Total commercial	526,420	56	664,073	52	928,865	52	1,244,080	56	734,882	58
Consumer:
Automobile	34,979	11	38,282	11	49,488	15	57,951	9	44,712	11
Home equity	118,764	20	143,873	21	150,630	20	102,039	21	63,538	18
Residential mortgage	61,658	12	87,194	13	93,289	12	55,903	12	44,463	12
Other loans	27,254	1	31,406	3	26,736	1	22,506	2	12,632	1

Total consumer	242,655	44	300,755	48	320,143	48	238,399	44	165,345	42

Total allowance for loan and lease losses	769,075	100%	964,828	100%	1,249,008	100%	1,482,479	100%	900,227	100%

Allowance for unfunded loan commitments	40,651		48,456		42,127		48,879		44,139

Total allowance for credit losses	$809,726		$1,013,284		$1,291,135		$1,531,358		$944,366

Total allowance for loan and leases losses as % of:
Total loans and leases		1.89%		2.48%		3.28%		4.03%		2.19%
Nonaccrual loans and leases		189		178		161		77		60
Nonperforming assets		173		163		148		72		55

Total allowance for credit losses as % of:
Total loans and leases		1.99%		2.60%		3.39%		4.16%		2.30%
Nonaccrual loans and leases		199		187		166		80		63
Nonperforming assets		182		172		153		74		58

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The reduction in the ALLL compared with December 31, 2011, reflected a decline in all portfolios. The declines in the C&I and CRE ALLL reflected significant improvements in the level of criticized and classified loans combined with lower CRE loan balances. The home equity ALLL declined as a result of a combination of the improving underlying asset quality and our view of expected future performance. The residential mortgage ALLL declined as a result of the improving underlying asset quality, while the automobile ALLL decreased slightly as the underlying asset quality remained relatively consistent.

Compared with December 31, 2011, the AULC decreased $7.8 million primarily reflecting a significant improvement in the underlying risk profile of the borrowers with unfunded loan commitments.

The ACL to total loans declined to 1.99% at December 31, 2012, compared to 2.60% at December 31, 2011. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. We continue to see positive economic trends within our Midwest markets relative to the broader United States. Nevertheless, broad based customer sentiment began to change late in the 2012 fourth quarter, as customers have increased concerns regarding the U.S. economy. Some businesses are hesitant to invest given the current uncertainty in the economy. Unemployment rates remain high, however, our footprint large metropolitan statistical areas (MSA) unemployment rates were below the national average as of November 2012.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values over the past several years has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Recently, real estate values have begun to slowly rise from their 2007 levels. FHFA housing prices increased in the 2012 third quarter relative to the year-ago quarter in all of our footprint states, except Pennsylvania, which was essentially unchanged. Strong affordability and continued economic growth should support continued housing recovery in 2013, as long as risks to the overall U.S. economy are contained.

Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

(This section should be read in conjunction with Significant Item 5.)

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

The following table reflects NCO detail for each of the last five years:

Table 20—Net Loan and Lease Charge-offs

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$64,248	$89,699	$254,932	$487,606	$526,165
Commercial real estate:
Construction	8,041	31,524	109,008	192,706	6,626
Commercial	70,388	116,577	166,554	490,025	62,114

Total commercial real estate	78,429	148,101	275,562	682,731	68,740

Total commercial	142,677	237,800	530,494	1,170,337	594,905

Consumer:
Automobile	9,442	15,067	26,572	56,332	54,565
Home equity	116,379	101,797	139,373	106,176	67,556
Residential mortgage	47,923	56,681	152,895	110,202	21,247
Other consumer	26,041	25,744	25,140	33,540	19,794

Total consumer	199,785	199,289	343,980	306,250	163,162

Total net charge-offs	$342,462	$437,089	$874,474	$1,476,587	$758,067

Net charge-offs ratio: (1)
Commercial:
Commercial and industrial	0.40%	0.66%	2.05%	3.71%	3.87%
Commercial real estate:
Construction	1.38	5.33	9.95	10.37	0.32
Commercial	1.35	2.08	2.72	6.71	0.81

Commercial real estate	1.36	2.39	3.81	7.46	0.71

Total commercial	0.66	1.20	2.70	5.25	2.55

Consumer:
Automobile	0.21	0.26	0.54	1.59	1.21
Home equity	1.40	1.28	1.84	1.40	0.91
Residential mortgage	0.92	1.20	3.42	2.43	0.42
Other consumer	5.72	4.85	3.80	4.65	2.86

Total consumer	1.08	1.05	1.95	1.87	0.92

Net charge-offs as a % of average loans	0.85%	1.12%	2.35%	3.82%	1.85%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the revised risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

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

2012 versus 2011

C&I NCOs decreased $25.5 million, or 28%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was not any concentration in either geography or project type.

CRE NCOs decreased $69.7 million, or 47%, primarily reflecting credit quality improvement in the underlying portfolio as well as our on-going proactive credit management practices. There was no concentration in either geography or project type. The performance of the portfolio was consistent with our expectations.

Automobile NCOs decreased $5.6 million, or 37%, despite the $1.3 million impact of Chapter 7 bankruptcy NCOs in 2012. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs increased $14.6 million, or 14%, and included $25.4 million of Chapter 7 bankruptcy NCOs. Excluding the impact of the Chapter 7 bankruptcy loans, the decline in the remaining portion of the portfolio is consistent with our expectations. We continue to manage the default rate through focused delinquency monitoring as essentially all defaults for junior-lien home equity loans incur significant losses reflecting the reduction of equity associated with the collateral property.

Residential mortgage NCOs declined $8.8 million, or 15%, despite $7.9 million of Chapter 7 bankruptcy NCOs. The decline reflects improvement in the overall economy compared to the year-ago period.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

OVERVIEW

Huntington actively manages interest rate risk, as changes in market interest rates can have a significant impact on reported earnings. The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve. These scenarios are designed to illustrate the embedded optionality in the balance sheet from, among other things, faster or slower mortgage prepayments and changes in deposit mix.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is calculated and reported to the ALCO and ROC monthly. The information reported includes the identification of any policy limits exceeded, along with an assessment that describes the policy limit breach and outlines the action plan and timeline for resolution, mitigation, or assumption of the risk.

Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios. ISE analysis measures the sensitivity of interest sensitive earnings over a one year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

The ISE analysis used in the following table reflects the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of December 31, 2012:

Table 21—Net Sensitive Earnings at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

December 31, 2012	-0.6	1.7	3.2

The ISE at risk reported at December 31, 2012, shows that Huntington is asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that more assets (primarily LIBOR-indexed loans to customers) than liabilities (primarily non-maturity deposits) will reprice over the modeled one-year period.

The following table shows the income sensitivity of selected assets and liabilities to changes in market interest rates. The table compares the ISE analysis for selected Huntington portfolios to a portfolio that assumes 100% sensitivity to changes in interest rates. We calculate the percent change in interest income/expense as the change in the base Huntington portfolio divided by the change in the 100% sensitive portfolio.

The results for the +100 and +200 basis point ramps also confirm the asset sensitive nature of the portfolio. In both the +100 and +200 basis point ramps, interest income for total loans (38.1% and 39.2%, respectively) increases faster than interest expense for interest bearing deposits (35.5% and 37.0%, respectively). Additionally, total borrowings show changes in interest expense of 57.4% and 60.2% for +100 and +200 basis point scenarios, respectively. While these results are high, since total borrowings represent a small percentage of total interest-sensitive liabilities, the financial impact of their sensitivity to rising rates is minimal. The -25 basis point parallel ramp confirms the asset sensitive position as the interest income for total loans (-9.7%), decreases faster than the interest expense of deposits (-6.9%).

Table 22—Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense
	Total Earning	For a Given Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-25	+100	+200

Total loans	80%	-9.7%	38.1%	39.2%
Total investments and other earning assets	20	-6.6	32.5	28.9
Total interest-sensitive income		-9.0	36.3	36.5

Total interest-bearing deposits	66	-6.9	35.5	37.0
Total borrowings	6	-11.8	57.4	60.2
Total interest-sensitive expense		-7.3	37.4	39.0

(1)	At December 31, 2012

Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived through the discounting of cash flows based on actual rates at the end of the period. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The EVE analysis used in the following table reflects the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of December 31, 2012:

Table 23—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

December 31, 2012	0.7	-3.8	-8.8

The EVE at risk reported at December 31, 2012, shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase), since the amount and duration of the assets are longer than the amount and duration of liabilities. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

The following table details the economic value sensitivity to changes in market interest rates at December 31, 2012 for loans, investments, deposits, and borrowings. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. The analysis reflects that, in a sharply higher rate scenario, total tangible assets are more sensitive than total tangible liabilities. Investments and other earning assets contribute to this sensitivity, largely due to fixed rate securities investments.

Table 24—Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value
	Tangible	For a Given Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-25	+100	+200

Total loans	73%	0.4%	-1.6%	-3.3%
Total investments and other earning assets	18	0.7	-3.3	-6.9
Total net tangible assets (2)		0.4	-1.9	-3.9

Total deposits	83	-0.4	1.7	3.2
Total borrowings	5	-0.1	0.4	0.8
Total net tangible liabilities (3)		-0.4	1.6	3.1

(1)	At December 31, 2012.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSR

(This section should be read in conjunction with Note 6 of the Notes to the Consolidated Financial Statements.)

At December 31, 2012, we had $120.7 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $120.7 million, $35.2 million was recorded using the fair value method, and $85.5 million was recorded using the amortization method.

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

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, amount of cash on-hand and unencumbered securities, and the availability of contingent sources of funding, can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.

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

Our available-for-sale and other securities portfolio is comprised of various financial instruments. At December 31, 2012, our available-for-sale and other securities portfolio totaled $7.6 billion, a decrease of $0.5 billion from 2011. The duration of the portfolio decreased by 0.2 years to 2.9 years.

The composition and maturity of the portfolio is presented on the following two tables:

Table 25—Available-for-sale and other securities Portfolio Summary at Fair Value

	At December 31,
(dollar amounts in thousands)	2012	2011	2010
U.S. Government backed agencies	$4,676,607	$5,253,640	$7,048,028
Other	2,889,568	2,824,374	2,847,216

Total available-for-sale and other securities	$7,566,175	$8,078,014	$9,895,244

Duration in years (1)	2.9	3.1	3.0

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 26—Available-for-sale and other securities Portfolio Composition and Maturity

	At December 31, 2012
	Amortized
(dollar amounts in thousands)	Cost	Fair Value	Yield (1)
U.S. Treasury:
Under 1 year	$—	$—	—%
1-5 years	51,111	51,770	1.02
6-10 years	508	539	1.94
Over 10 years	1	2	—

Total U.S. Treasury	51,620	52,311	1.03

Federal agencies: mortgage-backed securities

Under 1 year	1	1	3.64
1-5 years	182,722	185,792	1.88
6-10 years	503,045	521,068	2.44
Over 10 years	3,464,196	3,557,809	2.42

Total Federal agencies: mortgage-backed securities	4,149,964	4,264,670	2.40

Other agencies:
Under 1 year	4,934	5,017	2.70
1-5 years	304,769	314,149	1.56
6-10 years	39,143	40,460	2.24
Over 10 years	—	—	—

Total other Federal agencies	348,846	359,626	1.65

Total U.S. Government backed agencies	4,550,430	4,676,607	2.32

Municipal securities:
Under 1 year	466	466	2.30
1-5 years	173,300	177,593	2.75
6-10 years	257,314	265,490	3.28
Over 10 years	58,000	57,451	3.00

Total municipal securities	489,080	501,000	3.06

Private label CMO:
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	7,394	7,567	5.70
Over 10 years	68,163	64,001	2.85

Total private label CMO	75,557	71,568	3.13

Asset-backed securities:
Under 1 year	26,000	26,258	1.86
1-5 years	506,319	514,616	1.73
6-10 years	204,525	210,477	2.05
Over 10 years	389,471	277,732	1.96

Total asset-backed securities	1,126,315	1,029,083	1.87

Covered bonds:
Under 1 year	—	—	—
1-5 years	282,080	290,625	1.75
6-10 years	—	—	—
Over 10 years	—	—	—

Total covered bonds	282,080	290,625	1.75

Corporate debt:
Under 1 year	27,153	27,411	2.03
1-5 years	458,516	468,077	2.07
6-10 years	158,878	162,453	3.20
Over 10 years	10,146	10,201	4.85

Total corporate debt	654,693	668,142	2.39

Other:
Under 1 year	1,500	1,498	2.11
1-5 years	2,400	2,400	2.23
6-10 years	—	—	—
Over 10 years	—	—	—
Nonmarketable equity securities (2)	308,075	308,075	4.97
Marketable equity securities (3)	16,877	17,177

Total other	328,852	329,150

Total available-for-sale and other securities	$7,507,007	$7,566,175	2.40%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.
(2)	Consists of FHLB and FRB restricted stock holding carried at par.
(3)	Consists of certain mutual fund and equity security holdings.

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2012, these core deposits funded 78% of total assets (108% of total loans). At December 31, 2012, total core deposits represented 95% of total deposits, unchanged from the prior year-end.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $1.4 billion from the prior year, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $17.2 million and $26.2 million at December 31, 2012 and 2011, respectively.

The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2012.

Table 27—Maturity Schedule of time deposits, brokered deposits, and negotiable CDs

	December 31, 2012
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$275	$687	$452	$534	$1,948
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$296	$709	$477	$560	$2,042

The following table reflects deposit composition detail for each of the last five years:

Table 28—Deposit Composition

	At December 31,
(dollar amounts in millions)	2012		2011		2010		2009		2008
By Type
Demand deposits—noninterest-bearing	$12,600	27%	$11,158	26%	$7,217	17%	$6,907	17%	$5,477	14%
Demand deposits—interest-bearing	6,218	13	5,722	13	5,469	13	5,890	15	4,083	11
Money market deposits	14,691	32	13,117	30	13,410	32	9,485	23	5,182	14
Savings and other domestic deposits	5,002	11	4,698	11	4,643	11	4,652	11	4,930	13
Core certificates of deposit	5,516	12	6,513	15	8,525	20	10,453	26	12,856	34

Total core deposits	44,027	95	41,208	95	39,264	93	37,387	92	32,528	86
Other domestic deposits of $250,000 or more	354	1	390	1	675	2	652	2	1,328	3
Brokered deposits and negotiable CDs	1,594	3	1,321	3	1,532	4	2,098	5	3,354	9
Deposits in foreign offices	278	1	361	1	383	1	357	1	733	2

Total deposits	$46,253	100%	$43,280	100%	$41,854	100%	$40,494	100%	$37,943	100%

Total core deposits:
Commercial	$18,358	42%	$16,366	40%	$12,476	32%	$11,368	30%	$7,971	25%
Personal	25,669	58	24,842	60	26,788	68	26,019	70	24,557	75

Total core deposits	$44,027	100%	$41,208	100%	$39,264	100%	$37,387	100%	$32,528	100%

The following table reflects short-term borrowings detail for each of the last five years:

Table 29—Federal Funds Purchased and Repurchase Agreements

(dollar amounts in millions)	2012	2011	2010	2009	2008
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$576	$1,434	$1,966	$851	$1,289
Other short-term borrowings	14	7	75	25	20

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.17%	0.19%	0.21%	0.36%
Other short-term borrowings	1.98	2.74	0.53	1.17	3.45

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,590	$2,431	$2,084	$1,095	$3,307
Other short-term borrowings	26	86	108	54	249

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,293	$2,009	$1,375	$903	$2,328
Other short-term borrowings	17	46	70	30	45

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.16%	0.19%	0.21%	1.74%
Other short-term borrowings	1.36	0.59	0.43	1.47	3.59

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At December 31, 2012, total wholesale funding was $5.2 billion, a decrease from $6.6 billion at December 31, 2011. The decrease from prior year primarily relates to a decrease in short-term borrowings, subordinated and other long-term debt, partially offset by an increase in FHLB borrowings. The amounts included in wholesale funding at December 31, 2012, had a weighted average maturity of 3.15 years.

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

Table 30—Federal Reserve Bank and FHLB Borrowing Capacity

	December 31,
(dollar amounts in billions)	2012	2011
Loans and securities pledged:
Federal Reserve Bank	$10.2	$10.5
FHLB	8.2	8.3

Total loans and securities pledged	$18.4	$18.8

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$10.3	$10.5

In 2012, Huntington transferred automobile loans totaling $2.3 billion to trusts in two separate securitization transactions and received a total of $2.4 billion of net proceeds. Both securitizations qualified for sale accounting. An additional $0.2 billion of automobile loans were also sold, but not securitized, in 2012. As a result of these transactions, Huntington recognized a total gains of $42.3 million which is reflected in noninterest income on the Consolidated Statements of Income and recorded a total servicing asset of $38.0 million which is reflected in accrued income and other assets on the Consolidated Balance Sheets.

We can also obtain funding through other methods including: (1) purchasing federal funds, (2) selling securities under repurchase agreements, (3) selling or maturity of investment securities, (4) selling or securitization of loans, (5) selling of national market certificates of deposit, (6) the relatively shorter-term structure of our commercial loans (see table below) and automobile loans, and (7) issuing of common and preferred stock.

At December 31, 2012, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 31—Maturity Schedule of Commercial Loans

	December 31, 2012
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$4,752	$9,486	$2,733	$16,971	76%
Commercial real estate—construction	293	299	56	648	3
Commercial real estate—commercial	1,790	2,377	584	4,751	21

Total	$6,835	$12,162	$3,373 $	$22,370	100%

Variable-interest rates	$6,192	$9,785	$2,261 $	18,238	82%
Fixed-interest rates	643	2,377	1,112	4,132	18

Total	$6,835	$12,162	$3,373 $	$22,370	100%

Percent of total	31%	54%	15%	100%

At December 31, 2012, AFS and held-to-maturity securities, with a fair value of $3.1 billion, were pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements.

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

At December 31, 2012 and December 31, 2011, the parent company had $0.9 billion in cash and cash equivalents. Appropriate limits and guidelines are in place to ensure the parent company has sufficient cash to meet operating expenses and other commitments over the next 18 months without relying on subsidiaries or capital markets for funding.

During 2012, Huntington redeemed $230.3 million of trust preferred securities. $194.3 million of these redeemed trust preferred securities were redeemed at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date, and $36.0 million were redeemed at par value. These redemptions were funded from our existing cash and resulted in a net gain of $0.8 million.

On January 17, 2013, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.04 per common share. The dividend is payable on April 1, 2013, to shareholders of record on March 18, 2013. Based on the current quarterly dividend of $0.04 per common share, cash demands required for common stock dividends are estimated to be approximately $33.7 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock and Series B Preferred Stock are estimated to be approximately $7.7 million and $0.3 million, respectively, per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at December 31, 2012, without regulatory approval due to the deficit position of its undivided profits. We do not anticipate that the Bank will request regulatory approval to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

Other parent company obligations due in the next 12 months include a $50 million subordinated note due in April 2013.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy expected cash demands for the next 18 months.

We sponsor a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. Our policy is to contribute an annual amount that is at least equal to the minimum funding requirements. The Bank and other subsidiaries fund approximately 90% of pension contributions. Although we contributed a total of $75.0 million in 2012, there was no required minimum contribution for 2012. Funding requirements are calculated annually as of the end of the year and are heavily dependent on the value of our pension plan assets and the interest rate used to discount plan obligations. To the extent that the low interest rate environment continues, including as a result of the Federal Reserve Maturity Extension Program, or the pension plan does not earn the expected asset return rates, annual pension contribution requirements in future years could increase and such increases could be significant. Any additional pension contributions are not expected to significantly impact liquidity. See the contractual obligations table for our pension minimum funding requirement.

Basel III includes short-term liquidity (Liquidity Coverage Ratio) and long-term funding (Net Stable Funding Ratio) standards. The Liquidity Coverage Ratio, or LCR, is designed to ensure that banking organizations maintain an adequate level of cash, or assets that can readily be converted to cash, to meet potential short-term liquidity needs. On January 7, 2013, the Basel Committee on Banking Supervision (BCBS) issued a final standard on the Liquidity Coverage Ratio. The final standard delays full implementation of the LCR. Partial implementation begins on January 1, 2015 with 60% of the high quality liquid assets requirement and increases ratably until full implementation of the LCR effective January 1, 2019. The Net Stable Funding Ratio, which is scheduled to take effect by January 1, 2018, is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. These requirements are subject to change by our banking regulators.

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

Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2012, we had $514.7 million of standby letters of credit outstanding, of which 80% were collateralized. Included in this $514.7 million total are letters of credit issued by the Bank that support securities that were issued by our customers and remarketed by the Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At December 31, 2012, and December 31, 2011, we had commitments to sell residential real estate loans of $849.8 million and $629.0 million, respectively. These contracts mature in less than one year.

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 32—Contractual Obligations (1)

	December 31, 2012
(dollar amounts in millions)	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years		Total
Deposits without a stated maturity	$37,543	$—	$—	$—		$37,543
Certificates of deposit and other time deposits	6,230	1,914	418	149		8,711
FHLB advances	1,000	—	—	9		1,009
Short-term borrowings	590	—	—	—		590
Other long-term debt	—	—	—	152		152
Subordinated notes	50	130	110	907		1,197
Operating lease obligations	47	88	74	208		417
Purchase commitments	127	140	81	10		358
Pension minimum funding requirement (2)	—	—	30	101	(3)	131

(1)	Amounts do not include associated interest payments.

(2)	These amounts represent our estimated minimum pension contributions to our qualified plan required under ERISA and the Pension Protection Act of 2006, as well as contributions necessary to avoid benefit restrictions and at-risk status. These amounts represent estimates that are based on assumptions that are subject to change. See Note 18 to the Notes to Consolidated Financial Statements for further information regarding the pension plan.
(3)	The minimum required contributions for years after 2017 are currently not reliably estimable.

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

The tables below reflect activity in the representations and warranties reserve:

Table 33—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Reserve for representations and warranties, beginning of year	$23,218	$20,171	$5,916
Assumed reserve for representations and warranties	—	—	7,000
Reserve charges	(10,628)	(8,711)	(9,012)
Provision for representations and warranties	15,998	11,758	16,267

Reserve for representations and warranties, end of year	$28,588	$23,218	$20,171

Table 34—Mortgage Loan Repurchase Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011
Number of loans sold	26,345	22,146
Amount of loans sold (UPB)	$4,105,243	$3,170,903
Number of loans repurchased (1)	219	128
Amount of loans repurchased (UPB) (1)	$29,123	$19,442
Number of claims received	666	445
Successful dispute rate (2)	46%	50%
Number of make whole payments (3)	167	72
Amount of make whole payments (3)	$9,432	$5,553

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Capital

(This section should be read in conjunction with Note 14 of the Notes to Consolidated Financial Statements.)

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

BASEL III and the Dodd-Frank Act

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The NPRs were in a comment period through October 22, 2012, and those comments are currently being evaluated by the Agencies. In late 2012, the Agencies announced that implementation of the BASEL III requirements would be delayed as certain aspects of the NPRs were to be enacted in 2013.

At the time of the NPR release, we evaluated the impact of the NPRs as proposed on our regulatory capital ratios and estimated a reduction of approximately 150 basis points to our BASEL I Tier I Common risk-based capital ratio based on our June 30, 2012, balance sheet composition. We anticipate that our capital ratios, on a BASEL III basis, would continue to exceed the well-capitalized minimum requirements. We are evaluating options to mitigate the capital impact of the NPRs and will provide further guidance upon issuance of the final rules by the Agencies.

Capital Planning

In connection with its increased focus on the adequacy of regulatory capital and risk management for larger financial institutions, the FRB requires banks with assets over $50.0 billion to submit capital plans annually. Per the FRB’s rule, our submission included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning time period under a range of expected and stress scenarios. We participated in the FRB’s CapPR process and made our 2012 capital plan submission in January 2012. On March 14, 2012, we announced that the FRB had completed its review of our 2012 capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $182.0 million of common stock and a continuation of our current common dividend through the 2013 first quarter.

In October 2012, the Federal Reserve published two final rules with stress testing requirements for certain bank holding companies, state member banks, and savings and loan holding companies. We will be subject to the Federal Reserve’s supervisory stress tests beginning in late 2013, however as in the prior year, we are subject to CapPR and must conduct internal stress testing as part of the completion of our annual Capital Plan. We submitted our 2013 Capital Plan to the Federal Reserve on January 7, 2013, in accordance with the Federal Reserve’s requirements.

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

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Throughout 2012, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

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

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 35—Consolidated Capital Adequacy

	December 31,
(dollar amounts in millions)	2012	2011	2010	2009	2008
Consolidated capital calculations:
Common shareholders’ equity	$5,404	$5,032	$4,618	$3,648	$5,351
Preferred shareholders’ equity	386	386	363	1,688	1,878

Total shareholders’ equity	5,790	5,418	4,981	5,336	7,229
Goodwill	(444)	(444)	(444)	(444)	(3,055)
Other intangible assets	(132)	(175)	(229)	(289)	(357)
Other intangible asset deferred tax liability(1)	46	61	80	101	125

Total tangible equity(2)	5,260	4,860	4,388	4,704	3,942
Preferred shareholders’ equity	(386)	(386)	(363)	(1,688)	(1,878)

Total tangible common equity(2)	$4,874	$4,474	$4,025	$3,016	$2,064

Total assets	$56,153	$54,451	$53,820	$51,555	$54,353
Goodwill	(444)	(444)	(444)	(444)	(3,055)
Other intangible assets	(132)	(175)	(229)	(289)	(357)
Other intangible asset deferred tax liability(1)	46	61	80	101	125

Total tangible assets(2)	$55,623	$53,893	$53,227	$50,923	$51,066

Tier 1 capital	$5,741	$5,557	$5,022	$5,201	$5,036
Preferred shareholders’ equity	(386)	(386)	(363)	(1,688)	(1,878)
Trust-preferred securities	(299)	(532)	(570)	(570)	(736)
REIT-preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity(2)	$5,006	$4,589	$4,039	$2,893	$2,372

Risk-weighted assets (RWA)	$47,773	$45,891	$43,471	$42,816	$46,994

Tier 1 common equity / RWA ratio(2)	10.48%	10.00%	9.29%	6.76%	5.05%
Tangible equity / tangible asset ratio(2)	9.46	9.02	8.24	9.24	7.72
Tangible common equity / tangible asset ratio(2)	8.76	8.30	7.56	5.92	4.04
Tangible common equity / RWA ratio(2)	10.20	9.75	9.26	7.04	4.39

(1)	Intangible assets are net of deferred tax liability and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our Tier 1 common equity risk-based ratio improved 48 basis points to 10.48% at December 31, 2012, compared with 10.00% at December 31, 2011. This increase primarily reflected the combination of an increase in retained earnings and a reduction in the disallowed tax deferred asset, partially offset by an increase in risk-weighted assets of $1.9 billion, the repurchase of 23.3 million common shares, and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past five years:

Table 36— Regulatory Capital Data

		At December 31,
(dollar amounts in millions)		2012	2011	2010	2009	2008
Total risk-weighted assets	Consolidated	$47,773	$45,891	$43,471	$42,816	$46,994
	Bank	47,676	45,651	43,281	43,149	46,477
Tier 1 risk-based capital	Consolidated	5,741	5,557	5,022	5,201	5,036
	Bank	5,003	4,245	3,683	2,873	2,995
Tier 2 risk-based capital	Consolidated	1,187	1,221	1,263	1,030	1,499
	Bank	1,091	1,508	1,866	1,907	1,983
Total risk-based capital	Consolidated	6,928	6,778	6,285	6,231	6,535
	Bank	6,094	5,753	5,549	4,780	4,978
Tier 1 leverage ratio	Consolidated	10.36%	10.28%	9.41%	10.09%	9.82%
	Bank	9.05	7.89	6.97	5.59	5.99
Tier 1 risk-based capital ratio	Consolidated	12.02	12.11	11.55	12.15	10.72
	Bank	10.49	9.30	8.51	6.66	6.44
Total risk-based capital ratio	Consolidated	14.50	14.77	14.46	14.55	13.91
	Bank	12.78	12.60	12.82	11.08	10.71

The decrease in our consolidated Tier 1 and Total risk-based capital ratios compared with December 31, 2011, primarily reflected an increase in risk-weighted assets of $1.9 billion, the redemption of $230.3 million in trust preferred securities, the repurchase of 23.3 million common shares, and the impacts related to the payments of dividends, partially offset by an increase in retained earnings and a reduction in the disallowed deferred tax asset.

Shareholders’ Equity

We generate shareholders’ equity primarily through earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $5.8 billion at December 31, 2012, representing a $0.4 billion, or 7%, increase compared with December 31, 2011, primarily due to an increase in retained earnings.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On January 17, 2013, our board of directors declared a quarterly cash dividend of $0.04 per common share, payable in April 2013. Cash dividends of $0.04 per common share were also declared on January 19, 2012, April 18, 2012, July 19, 2012, and October 18, 2012. Our 2012 capital plan to the FRB (see Capital Planning section above) included the continuation of our current common dividend through the 2013 first quarter.

On January 17, 2013, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable in April 2013. Cash dividends of $21.25 per share were also declared on January 19, 2012, April 28, 2012, July 19, 2012, and October 18, 2012.

On January 17, 2013, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.51 per share. The dividend is payable in April 2013. Cash dividends of $7.89 per share, $7.92 per share, $8.18 per share, and $7.60 per share were also declared on January 19, 2012, April 28, 2012, July 19, 2012, and October 18, 2012, respectively.

Share Repurchases

From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan.

Our board of directors has authorized a share repurchase program consistent with our capital plan. During 2012, we repurchased 23.3 million common shares at a weighted average share price of $6.36. No shares were repurchased in 2011.

Other Capital Matters

TARP Capital

In 2011, we fully exited our TARP relationship by repurchasing for $49.1 million the ten-year warrant we had issued to the Treasury as part of the TARP. Refer to the 2010 Form 10-K for a complete discussion regarding the repayment of our TARP Capital.

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

OCR was introduced in late 2009. Through 2010, much of the effort was spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. In 2011, we introduced OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics. In 2012, we continued to experience strong consumer household and commercial relationship growth.

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

The following table presents consumer checking account household OCR metrics:

Table 37—Consumer Checking Household OCR Cross-sell Report

	Year ended December 31
	2012	2011	2010
Number of households	1,228,812	1,095,638	993,272
Product Penetration by Number of Services
1 Service	3.1%	4.1%	5.3%
2-3 Services	18.6	22.4	25.3
4+ Services	78.3	73.5	69.4
Total revenue (in millions)	$983.4	$991.1	$953.8

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with over four products at the end of 2012 was 78.3%, up from 73.5% at the end of last year. For 2012, consumer checking account households grew 12.2%. Total consumer checking account household revenue in 2012 was $983.4 million, down $7.7 million, or 0.8%, from 2011. Household revenue was negatively impacted by a decrease in electronic banking income as a result of the Durbin Amendment.

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

The following table presents commercial relationship OCR metrics:

Table 38—Commercial Relationship OCR Cross-sell Report

	Year ended December 31,
	2012	2011	2010
Commercial Relationships	151,083	138,357	127,596

Product Penetration by Number of Services
1 Service	24.6%	28.4%	32.9%
2-3 Services	40.4	40.2	42.9
4+ Services	35.0	31.4	24.2

Total revenue (in millions)	$724.4	$675.2	$584.5

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships. Our expanded product offerings allow us to focus not only on the credit driven relationship, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing over four products at the end of 2012 was 35.0%, up from 31.4% from the prior year. For 2012, commercial relationships grew 9.2%. Total commercial relationship revenue in 2012 was $724.4 million, up $49.2 million, or 7.3%, from 2011. This was primarily driven by increase in loan balances and increased spreads.

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

The $82.7 million, or 182%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above, partially offset by an increase in personnel costs.

Net Income by Business Segment

The segregation of net income by business segment for the past three years is presented in the following table:

Table 39—Net Income by Business Segment

	Year ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Retail and Business Banking	$89,183	$175,395	$131,036
Regional and Commercial Banking	129,112	109,846	38,462
AFCRE	201,203	186,151	46,492
WGH	93,534	25,883	34,801
Treasury / Other	127,990	45,338	61,556

Total net income	$641,022	$542,613	$312,347

Average Loans / Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the year ended December 31, 2012 is presented in the following table:

Table 40—Average Loans/Leases and Deposits by Business Segment

(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,337	$9,657	$2,081	$790	$79	$15,944
Commercial real estate	532	387	4,687	174	—	5,780

Total commercial	3,869	10,044	6,768	964	79	21,724
Automobile loans and leases	—	—	4,527	—	(1)	4,526
Home equity	7,457	19	1	836	2	8,315
Residential mortgage	1,024	8	—	4,154	4	5,190
Other consumer	347	5	84	40	(21)	455

Total consumer	8,828	32	4,612	5,030	(16)	18,486

Total loans	$12,697	$10,076	$11,380	$5,994	$63	$40,210

Average Deposits
Demand deposits—noninterest-bearing	$4,780	$3,099	$512	$3,584	$225	$12,200
Demand deposits—interest-bearing	4,600	107	48	1,049	7	5,811
Money market deposits	7,686	1,871	247	4,098	(1)	13,901
Savings and other domestic deposits	4,753	13	14	153	—	4,933
Core certificates of deposit	6,088	25	2	100	6	6,221

Total core deposits	27,907	5,115	823	8,984	237	43,066
Other deposits	163	209	66	727	1,123	2,288

Total deposits	$28,070	$5,324	$889	$9,711	$1,360	$45,354

Retail and Business Banking

Table 41—Key Performance Indicators for Retail and Business Banking

			Change from 2011
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent	2010
Net interest income	$870,146	$932,385	$(62,239)	(7)%	$867,069
Provision for credit losses	136,061	120,018	16,043	13	157,994
Noninterest income	385,498	405,265	(19,767)	(5)	394,705
Noninterest expense	982,378	947,794	34,584	4	902,186
Provision for income taxes	48,022	94,443	(46,421)	(49)	70,558

Net income	$89,183	$175,395	$(86,212)	(49)%	$131,036

Number of employees (full-time equivalent)	5,838	5,532	306	6%	5,501
Total average assets (in millions)	$14,307	$13,453	$854	6	$13,161
Total average loans/leases (in millions)	12,697	12,041	656	5	11,668
Total average deposits (in millions)	28,070	28,507	(437)	(2)	28,774
Net interest margin	3.11%	3.26%	(0.15)%	(5)	3.00%
NCOs	$158,577	$170,199	$(11,622)	(7)	$287,320
NCOs as a % of average loans and leases	1.25%	1.41%	(0.16)%	(11)	2.46%
Return on average common equity	6.3	12.4	(6.1)	(49)	9.1

2012 vs. 2011

Retail and Business Banking reported net income of $89.2 million in 2012. This was a decrease of $86.2 million, or 49%, compared to 2011. The decrease in net income reflected a combination of factors including:

•	$62.2 million, or 7%, decrease in net interest income.

•	$34.6 million or 4% increase in noninterest expense.

•	$19.8 million, or 5%, decrease in noninterest income.

•	$16.0 million or 13% increase in provision for credit losses.

The decrease in net interest income from the year-ago period reflected:

•	15 basis point decrease in net interest margin, mainly due to compressed deposit margins resulting from declining rates and reduced FTP rates.

Partially offset by:

•	16 basis point increase in loan spreads combined with $0.7 billion or 5%, increase in total average loans and leases.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.4 billion, or 11%, increase in commercial loans.

•	$0.3 billion, or 3%, increase in consumer loans reflecting a $0.3 billion or 5% increase in home equity lines.

The decrease in total average deposits from the year-ago period reflected:

•	$1.4 billion, or 19%, decrease in core certificate of deposits, which reflected continued focus on product mix in reducing the overall cost of deposits.

•	$0.2 billion, or 3%, decrease in money market deposits.

Partially offset by:

•	$0.9 billion, or 23%, increase in noninterest-bearing demand deposits.

•	$0.2 billion, or 4%, increase in savings and other domestic deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	$16.0 million, or 13%, increase in provision for credit losses related to our residential mortgage and home equity junior-lien loan portfolio.

The decrease in noninterest income from the year-ago period reflected:

•	$28.8 million, or 26%, decrease in electronic banking income, reflected the impact of the Durbin Amendment of the Dodd-Frank Act on debit card interchange income.

•	$16.3 million, or 39%, decrease in other income, as the prior period reflected an increased value in a loan servicing asset.

Partially offset by:

•	$19.9 million, or 11%, increase in deposit service charge income due to strong household and checking account growth.

•	$8.0 million, or 37%, increase in mortgage banking due to higher loan originations.

The increase in noninterest expense from the year-ago period reflected:

•	$28.6 million, or 10%, increase in personnel costs primarily due to the addition of 39 Giant Eagle and 21 Meijer in-store branches.

•	$66.6 million, or 23%, increase in allocated costs.

Partially offset by:

•	$48.5 million decrease in FDIC insurance expense.

•	$18.3 million decrease in outside processing expense.

2011 vs. 2010

Retail and Business Banking reported net income of $175.4 million in 2011, compared with a net income of $131.0 million in 2010. The $44.4 million increase included a $65.3 million, or 8%, increase in net interest income and a $38.0 million, or 24%, decrease in the provision for credit losses, partially offset by a $45.6 million, or 5%, increase in noninterest expense.

Regional and Commercial Banking

Table 42—Key Performance Indicators for Regional and Commercial Banking

			Change from 2011
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent	2010
Net interest income	$273,869	$244,392	$29,477	12%	$211,511
Provision for credit losses	10,689	11,013	(324)	(3)	104,705
Noninterest income	138,454	127,315	11,139	9	111,237
Noninterest expense	203,000	191,701	11,299	6	158,871
Provision for income taxes	69,522	59,147	10,375	18	20,710

Net income	$129,112	$109,846	$19,266	18%	$38,462

Number of employees (full-time equivalent)	721	623	98	16%	538
Total average assets (in millions)	$10,961	$9,283	$1,678	18	$8,213
Total average loans/leases (in millions)	10,076	8,326	1,750	21	7,414
Total average deposits (in millions)	5,324	3,882	1,442	37	3,174
Net interest margin	2.80%	2.95%	(0.15)%	(5)	2.85%
NCOs	$35,217	$39,568	$(4,351)	(11)	$66,267
NCOs as a % of average loans and leases	0.35%	0.48%	(0.13)%	(27)	0.89%
Return on average common equity	14.8	15.1	(0.3)	(2)	5.8

2012 vs. 2011

Regional and Commercial Banking reported net income of $129.1 million in 2012. This was an increase of $19.3 million, or 18%, compared to 2011. The increase in net income reflected a combination of factors including:

•	$29.5 million, or 12%, increase in net interest income.

•	$11.1 million, or 9%, increase in noninterest income.

•	$0.3 million, or 3%, decrease in the provision for credit losses.

Partially offset by:

•	$11.3 million, or 6%, increase in noninterest expense, due to our strategic initiatives investments.

The increase in net interest income from the year-ago period reflected:

•	$1.8 billion, or 21%, increase in total average loans.

•	$1.4 billion, or 37%, increase in average total deposits.

Partially offset by:

•	15 basis point decline in net interest margin mainly due to compressed deposit margins resulting for declining rates and reduced FTP rates.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.8 billion, or 60%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.8 billion, or 69%, increase in the equipment finance portfolio average balance, which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance and syndications, as well as the purchase of a portfolio of municipal leases in March 2012.

•	$0.5 billion, or 99%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and healthcare services.

Partially offset by:

•	$0.2 billion, or 37%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

•	$0.2 billion, or 5%, decrease in the middle market portfolio average balance primarily due to a decline in the full year average utilization rate of commercial lines of credit.

The increase in total average deposits from the year-ago period reflected:

•	$1.5 billion, or 40%, increase in average core deposits, which primarily reflected a $0.9 billion, or 42% increase in average noninterest-bearing deposits. The Regional and Commercial Banking OCR initiative was targeted to provide liquidity solutions for certain key relationships and resulted in significant deposit growth. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.9 billion of the balance growth, while large corporate accounts contributed $0.6 billion.

The decrease in the provision for credit losses from the year-ago period reflected:

•

$4.4 million decrease in NCOs. Expressed as a percentage of related average balance, NCOs decreased to 0.35% in 2012 from 0.48% in 2011. The decrease in NCOs was the result of improved credit quality in the portfolio.

The increase in noninterest income from the year-ago period reflected:

•

$9.6 million, or 26%, increase in capital market fees including a $4.1 million, or 40%, increase in institutional brokerage income driven by stronger underwriting fees and fixed-income commissions compared to the prior year, a $4.5 million, or 28%, increase in sales of customer interest rate protection products, and a $1.0 million, or 9%, increase in foreign exchange revenue.

•	$4.0 million, or 14%, increase in other income primarily due to an increase in commitment and other loan fees, reflecting the deployment of loan syndications.

Partially offset by:

•	$2.5 million, or 5%, decrease in deposit service charge income and other treasury management-related revenue reflected the impact of an increase in the use of earnings credits by our customers.

•	$1.3 million, or 50%, decrease in operating lease income as lease originations were structured as direct finance leases beginning in the 2009 second quarter.

The increase in noninterest expense from the year-ago period reflected:

•

$15.8 million, or 17%, increase in personnel costs, which represents a 16% increase in FTE employees. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$3.6 million, or 43%, increase in FDIC insurance expense reflected the significant growth in commercial loans.

•	$1.2 million, or 9%, increase in in expanded marketing efforts and community development.

Partially offset by:

•	$6.2 million, or 48%, decrease in legal, outside appraisal, and consulting expense.

•	$3.3 million, or 12%, decrease in allocated overhead expense.

2011 vs. 2010

Regional and Commercial Banking reported net income of $109.8 million in 2011, compared with a net income of $38.4 million in 2010. The $71.4 million increase included a $32.9 million, or 16%, increase in net interest income and a $93.7 million, or 89%, decrease in the provision for credit losses, partially offset by a $32.8 million, or 21%, increase in noninterest expense.

Automobile Finance and Commercial Real Estate

Table 43—Key Performance Indicators for Automobile Finance and Commercial Real Estate

			Change from 2011
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent	2010
Net interest income	$356,442	$364,449	$(8,007)	(2)%	$338,312
Provision for credit losses	(22,962)	(8,939)	(14,023)	157	184,757
Noninterest income	84,619	77,623	6,996	9	73,933
Noninterest expense	154,480	164,626	(10,146)	(6)	155,963
Provision for income taxes	108,340	100,234	8,106	8	25,033

Net income	$201,203	$186,151	$15,052	8%	$46,492

Number of employees (full-time equivalent)	268	272	(4)	(1)%	270
Total average assets (in millions)	$12,424	$13,025	$(601)	(5)	$12,908
Total average loans/leases (in millions)	11,380	12,985	(1,605)	(12)	13,024
Total average deposits (in millions)	889	786	103	13	692
Net interest margin	2.84%	2.74%	0.10%	4	2.54%
NCOs	$80,244	$153,715	$(73,471)	(48)	$349,869
NCOs as a % of average loans and leases	0.71%	1.18%	(0.47)%	(40)	2.69%
Return on average common equity	33.9	27.3	6.6	24	5.5

2012 vs. 2011

AFCRE reported net income of $201.2 million in 2012. This was an increase of $15.1 million, or 8%, compared to 2011. The increase in net income reflected a combination of factors including:

•	$14.0 million, or 157%, decrease in the provision for credit losses.

•	$10.1 million, or 6%, decrease in noninterest expense.

•	$7.0 million, or 9%, increase in noninterest income.

Partially offset by:

•	$8.0 million, or 2%, decrease in net interest income.

The decrease in net interest income from the year-ago period reflected:

•	$1.6 billion, or 12%, decrease in total average loans and leases.

Partially offset by:

•

10 basis point increase in net interest margin. This increase primarily reflected the continuation of our risk-based pricing strategy in the CRE portfolio and has resulted in improved spreads on CRE loan renewals and new business originated, as well as our maintaining pricing discipline on indirect auto loan originations.

The decrease in total average loans and leases from the year-ago period reflected:

•	$1.4 billion, or 23%, decrease in the average consumer automobile portfolio. This decrease was the result of automobile loan securitizations, partially offset by continued strong originations.

•

$0.2 billion, or 3%, decrease in our average commercial portfolio. This decrease primarily reflected a $0.5 billion decrease in CRE loans partially offset by a $0.3 billion increase in automobile floor plan loans. The decline in CRE loans continued to reflect our managed reduction of this overall exposure, particularly in the noncore portfolio. The increase in average floor plan loans reflected new dealer relationships as well as strong line utilization levels.

The increase in total average deposits from the year-ago period reflected:

•

$90 million, or 12%, increase in average core deposits reflecting our commitment to strengthen relationships with core customers and prospects, as well as new commercial automobile dealer relationships.

The reduction in the provision for credit losses from the year-ago period reflected:

•	$66.6 million, or 50%, decrease in CRE NCOs. Expressed as a percentage of related average balances, CRE NCO’s decreased to 1.40% in 2012 from 2.52% in 2011.

•

$6.9 million, or 46%, decrease in indirect automobile-related NCOs. As a percentage of related average balances, indirect automobile-related NCO’s were 0.18% in 2012 compared to 0.26% in 2011. This decrease reflected our consistent focus on high credit quality of originations combined with a strong resale market for used vehicles.

The increase in noninterest income from the year-ago period reflected:

•	$26.9 million, or 174%, increase in gain on sales of loans.

Partially offset by:

•	$16.5 million, or 62%, decrease in automobile operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$12.3 million, or 61%, decrease in automobile operating lease expense resulting from the continued runoff of that portfolio.

•	$5.1 million, or 29%, decrease in legal, professional, outside data processing, and other services resulting from a decrease in collection related activities.

•	$2.6 million, or 9%, decrease in personnel costs, which primarily related to cost deferrals resulting from increased loan origination activities.

Partially offset by:

•	$11.6 million increase in FDIC insurance expense.

2011 vs. 2010

AFCRE reported net income of $186.2 million in 2011, compared with a net income of $46.5 million in 2010. The $139.7 million increase included a $26.1 million, or 8%, increase in net interest income and a $193.7 million, or 105%, decrease in the provision for credit losses, partially offset by a $8.7 million, or 6%, increase in noninterest expense.

Wealth Advisors, Government Finance, and Home Lending

Table 44—Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

			Change from 2011
(dollar amounts in thousands unless otherwise noted)	2012	2011	Amount	Percent	2010
Net interest income	$192,681	$199,536	$(6,855)	(3)%	$169,201
Provision for credit losses	23,600	51,967	(28,367)	(55)	95,586
Noninterest income	351,057	248,764	102,293	41	338,633
Noninterest expense	376,239	356,513	19,726	6	358,707
Provision for income taxes	50,365	13,937	36,428	261	18,740

Net income	$93,534	$25,883	$67,651	261%	$34,801

Number of employees (full-time equivalent)	2,080	2,041	39	2%	2,211
Total average assets (in millions)	$7,610	$6,778	$832	12	$6,317
Total average loans/leases (in millions)	5,994	5,437	557	10	4,829
Total average deposits (in millions)	9,711	8,134	1,577	19	6,990
Net interest margin	1.87%	2.16%	(0.29)%	(13)	2.23%
NCOs	$43,038	$57,485	$(14,447)	(25)	$79,647
NCOs as a % of average loans and leases	0.72%	1.06%	(0.34)%	(32)	1.65%
Return on average common equity	12.8	3.8	9.0	237	5.7
Mortgage banking origination volume (in millions)	$4,833	$3,921	$912	23	$5,476
Noninterest income shared with other business segments(1)	46,744	42,761	3,983	9	43,779
Total assets under management (in billions)—eop	15.9	14.6	1.3	9	14.4
Total trust assets (in billions)—eop	73.9	59.3	14.6	25	60.3

eop—End of Period.

(1)	Amount is not included in noninterest income reported above.

2012 vs. 2011

WGH reported net income of $93.5 million in 2012. This was an increase of $67.7 million, or 261%, compared to 2011. The increase in net income reflected a combination of factors including:

•	$102.3 million, or 41%, increase in noninterest income.

•	$28.4 million, or 55%, decrease in the provision for credit losses.

Partially offset by:

•	$19.7 million, or 6%, increase in noninterest expense.

•	$6.9 million, or 3%, decrease in net interest income.

The decrease in net interest income from the year-ago period reflected:

•	29 basis point decrease in net interest margin mainly due to compressed deposit margins resulting from declining rates and reduced funds transfer pricing rates.

Partially offset by:

•	$0.6 billion, or 10%, increase in average total loans and leases.

•	$1.6 billion, or 19%, increase in average total deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.5 billion, or 13%, increase in the residential mortgage portfolio due to historically low interest rates.

The increase in average total deposits from the year-ago period reflected:

•	$1.6 billion increase in short-term commercial deposits.

The decrease in the provision for credit losses reflected:

•	$14.4 million decrease in NCOs. Expressed as a percentage of average related balance, NCOs decreased to 0.72% in 2012 from 1.06% in 2011 due to improved credit quality in the portfolio.

The increase in noninterest income from the year-ago period reflected:

•	$99.5 million, or 167%, increase in mortgage banking income due to an increase in mortgage loan originations and the positive impact of net MSR activity.

•	$3.4 million, or 60%, increase in other noninterest income due primarily to a gain on sale of Low Income Housing Tax Credit investments.

Partially offset by:

•	$5.0 million, or 11%, decrease in brokerage income due to a decrease in annuity product sales partially offset by an increase in sale of market-linked certificates of deposit.

The increase in noninterest expense from the year-ago period reflected:

•	$19.1 million, or 28%, increase in other expenses, primarily due to mortgage loan system conversion costs, increased mortgage volume, and an increase in allocated costs.

•	$10.2 million, or 5%, increase in personnel cost, which reflected higher sales commissions and loan origination costs primarily related to the increased mortgage origination volume.

•	$7.0 million, or 25%, increase in outside data processing and other services, which reflected mortgage loan system conversion costs and increased mortgage volume.

Partially offset by:

•	$10.4 million, or 56%, decrease in FDIC insurance expense.

•	$3.3 million, or 96%, decrease in OREO and foreclosure expense.

2011 vs. 2010

WGH reported net income of $25.9 million in 2011, compared with a net income of $34.8 million in 2010. The $8.9 million decrease included a $89.9 million, or 27%, decrease in noninterest income, partially offset by a $43.6 million, or 46% decrease in the provision for credit losses and a $30.3 million, or 18%, increase in net interest income.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

In the 2012 fourth quarter, we reported net income of $167.3 million, or $0.19 per common share, compared with net income of $126.9 million, or $0.14 per common share, in the year-ago quarter. Significant items impacting fourth quarter performance included:

Table 45—Significant Items Influencing Earnings Performance Comparison

(dollar amounts in millions, except per share amounts)

	Impact(1)
Three Months Ended:	After-tax	EPS(2)
December 31, 2012—GAAP income	$167.3	$0.19

December 31, 2011—GAAP income	$126.9	$0.14
• Gain on early extinguishment of debt	9.7	0.01
• Visa®-related derivative loss	(6.4)	—

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.
(2)	After-tax. EPS is reflected on a fully diluted basis.

Net Interest Income / Average Balance Sheet

FTE net interest income increased $21.0 million, or 5%, from the year-ago quarter. This reflected the $1.5 billion, or 3%, increase in average total earning assets and 7 basis point increase in the fully-taxable equivalent net interest margin.

The following table presents the $0.9 billion, or 2%, increase in average total loans and leases:

Table 46—Average Loans/Leases—2012 Fourth Quarter vs. 2011 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2012	2011	Amount	Percent
Average Loans/Leases
Commercial and industrial	$16,507	$14,219	$2,288	16%
Commercial real estate	5,473	5,958	(485)	(8)

Total commercial	21,980	20,177	1,803	9
Automobile	4,486	5,639	(1,153)	(20)
Home equity	8,345	8,149	196	2
Residential mortgage	5,155	5,043	112	2
Other consumer	431	511	(80)	(16)

Total consumer	18,417	19,342	(925)	(5)

Total loans/leases	$40,397	$39,519	$878	2%

The increase in average total loans and leases reflected:

•	$2.3 billion, or 16%, increase in average C&I portfolio. This reflected the continued growth across most business lines including equipment finance, dealer floorplan, large corporate, and middle market.

Partially offset by:

•	$1.2 billion, or 20%, decrease in average automobile loans. The decrease reflected the impact of our continued program of securitization and sale of such loans. Specifically, $1.3 billion of such loans in the 2012 first quarter and $1.0 billion in the 2012 fourth quarter were securitized and sold. Automobile loan originations remained strong during the 2012 fourth quarter and 2012 was a record year with over $4.0 billion of originations.

•	$0.5 billion, or 8%, decrease in average CRE loans. This reflected continued runoff of the noncore portfolio.

The following table details the $3.2 billion, or 7%, increase in average total deposits:

Table 47—Average Deposits—2012 Fourth Quarter vs. 2011 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2012	2011	Amount	Percent
Average Deposits
Demand deposits: noninterest-bearing	$13,121	$10,716	$2,405	22%
Demand deposits: interest-bearing	5,843	5,570	273	5

Total demand deposits	18,964	16,286	2,678	16
Money market deposits	14,749	13,594	1,155	8
Savings and other domestic deposits	4,960	4,706	254	5
Core certificates of deposit	5,637	6,769	(1,132)	(17)

Total core deposits	44,310	41,355	2,955	7
Other deposits	2,457	2,249	208	9

Total deposits	$46,767	$43,604	$3,163	7%

The increase in average total deposits from the year-ago quarter reflected:

•	$2.7 billion, or 16%, growth in average total demand deposits.

•	$1.2 billion, or 8%, increase in money market deposits.

Partially offset by:

•	$1.1 billion, or 17%, decline in average core certificates of deposit.

Provision for Credit Losses

The provision for credit losses in the 2012 fourth quarter was $39.5 million, down $5.8 million, or 13%, from the year-ago quarter, reflecting a reduction of the ACL as a result of the improvement in the underlying credit quality of the loan portfolio. The 2012 fourth quarter provision for credit losses was $30.6 million less than total NCOs, reflecting the resolution of problem loans for which reserves had been previously established.

Noninterest Income

(This section should be read in conjunction with Significant Item 4.)

Noninterest income increased $68.3 million, or 30%, from the year-ago quarter.

Table 48—Noninterest Income—2012 Fourth Quarter vs. 2011 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Service charges on deposit accounts	$68,083	$63,324	$4,759	8%
Mortgage banking income	61,711	24,098	37,613	156
Trust services	31,388	28,775	2,613	9
Electronic banking	21,011	18,282	2,729	15
Brokerage income	17,415	18,688	(1,273)	(7)
Insurance income	17,268	17,906	(638)	(4)
Gain on sale of loans	20,690	2,884	17,806	617
Bank owned life insurance income	13,767	14,271	(504)	(4)
Capital markets fees	12,918	9,811	3,107	32
Securities gains (losses)	863	(3,878)	4,741	N.R.
Other income	32,537	35,191	(2,654)	(8)

Total noninterest income	$297,651	$229,352	$68,299	30%

The $68.3 million increase reflected:

•	$37.6 million, or 156%, increase in mortgage banking income. This primarily reflected a $23.2 million increase in origination and secondary marketing income. Also impacting the year-over-year comparison was a $10.0 million net MSR hedging gain in the current quarter compared to a net MSR hedging loss of $4.0 million in the year-ago quarter.

•	$17.8 million, or 617%, increase in gain on sale of loans including a $17.3 million automobile loan securitization gain.

•	$4.8 million, or 8%, increase in service charges on deposits due to continued strong customer growth.

•	$4.7 million increase in securities gains.

•	$3.1 million, or 32%, increase in capital market fees.

Noninterest Expense

(This section should be read in conjunction with Significant Item 6.)

Noninterest expense increased $40.4 million, or 9%, from the year-ago quarter.

Table 49—Noninterest Expense—2012 Fourth Quarter vs. 2011 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Personnel costs	$253,952	$228,101	$25,851	11%
Outside data processing and other services	48,699	53,934	(5,235)	(10)
Net occupancy	29,008	26,841	2,167	8
Equipment	26,580	25,884	696	3
Deposit and other insurance expense	16,327	18,481	(2,154)	(12)
Professional services	22,514	16,257	6,257	38
Marketing	16,456	13,920	2,536	18
Amortization of intangibles	11,647	13,175	(1,528)	(12)
OREO and foreclosure expense	4,233	5,009	(776)	(15)
Loss (Gain) on early extinguishment of debt	—	(9,697)	9,697	N.R.
Other expense	41,212	38,369	2,843	7

Total noninterest expense	$470,628	$430,274	$40,354	9%

Full-time equivalent employees, at period-end	11,806	11,245	561	5%

The $40.4 million increase reflected:

•	$25.9 million, or 11%, increase in personnel costs, reflecting an increase in the number of full-time equivalent employees as well as increased salaries and benefits.

•	$9.7 million decrease in gain on the early extinguishment of debt related to the exchange of certain trust preferred securities in the year ago quarter.

•	$6.3 million, or 38%, increase in professional services, reflecting increased temporary regulatory related expense.

Partially offset by:

•	$5.2 million, or 10%, decline in outside data processing and other services as the year ago quarter included costs associated with the conversion to a new debit card processor.

Provision for Income Taxes

The provision for income taxes in the 2012 fourth quarter was $54.3 million and $42.0 million in the 2011 fourth quarter. The effective tax rate in the 2012 fourth quarter was 24.5% compared to 24.9% in the 2011 fourth quarter. At December 31, 2012 and 2011 we had a net deferred tax asset of $203.9 million and $364.8 million, respectively. Based on both positive and negative evidence and our level of forecasted future taxable income, we determined that no impairment existed to the net deferred tax asset at December 31, 2012 and 2011. For regulatory capital purposes, there is no net disallowed deferred tax asset at December 31, 2012 compared to $39.1 million at December 31, 2011.

Credit Quality

Credit quality performance in the 2012 fourth quarter reflected continued improvement in the overall loan portfolio relating to NCO activity, as well as in key credit quality metrics, including a 25% decline in NPAs and a 25% decline in the level of Criticized commercial loans compared to the year-ago quarter.

NCOs

Total NCOs for the 2012 fourth quarter were $70.1 million, or an annualized 0.69% of average total loans and leases. NCOs in the year-ago quarter were $83.9 million, or an annualized 0.85%.

Total C&I NCOs for the 2012 fourth quarter were $7.1 million, or an annualized 0.17%, down from $10.9 million, or an annualized 0.31% of related loans, in the year-ago quarter. Total CRE NCOs for the 2012 fourth quarter were $21.4 million, or an annualized 1.56%, down from $28.4 million, or an annualized 1.91% in the year-ago quarter. These declines reflected improvement in the overall credit quality of the portfolio.

Total consumer NCOs in the current quarter were $41.7 million, or an annualized 0.91%, down from $44.6 million or an annualized 0.92% of average total consumer loans in the year-ago quarter.

Residential mortgage NCOs were $9.7 million, or an annualized 0.75%, relatively unchanged when compared with $9.7 million, or an annualized 0.77% in the year-ago quarter.

Home equity NCOs in the 2012 fourth quarter were $25.0 million, or an annualized 1.20%. This represented an increase from $23.4 million, or an annualized 1.15%, in the year-ago quarter.

Automobile loan and lease NCOs were $1.9 million, or an annualized 0.17%, down from $4.2 million, or an annualized 0.30%, in the year-ago quarter. The relatively low level of NCOs in the current quarter reflected the continued high credit quality of originations and a strong resale market for used automobiles.

NPAs and NALs

Total NALs were $407.6 million at December 31, 2012, and represented 1.00% of total loans and leases. This was down $133.4 million, or 25%, from $541.1 million, or 1.39%, of total loans and leases at the end of the year ago period. This decrease primarily reflected substantial improvement in the C&I and CRE portfolio, partially offset by an increase in consumer NALs resulting from Chapter 7 bankruptcy consumer loans.

NPAs, which include NALs, were $445.8 million at December 31, 2012, and represented 1.09% of total loans and leases. This was significantly lower than $590.3 million, or 1.51% of related assets at the end of the year-ago period. The $144.5 million decrease in NPAs from the end of the year-ago period primarily reflected the $133.4 million decrease in NALs discussed above.

The over 90-day delinquent, but still accruing, ratio for total loans not guaranteed by a U.S. government agency, was 0.27% at December 31, 2012, representing an eight basis point increase compared with December 31, 2011.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

At December 31, 2012, the ALLL was $769.1 million, down $195.8 million, or 20%, from $964.8 million at December 31, 2011. Expressed as a percent of period-end loans and leases, the ALLL ratio at December 31, 2012, was 1.89%, a decline from 2.48% at December 31, 2011. The ALLL as a percent of NALs was 189% at December 31, 2012, an increase from 178% at the end of 2011.

At December 31, 2012, the AULC was $40.7 million, a decrease of $7.8 million, or 16%, compared with December 31, 2011.

On a combined basis, the ACL as a percent of total loans and leases at December 31, 2012, was 1.99%, down from 2.60% at December 31, 2011. This decline was primarily a result of the improvement in the underlying quality of the portfolio. While the total ACL balance declined, and the resulting ACL-to-loan coverage ratio declined, the ACL as a percent of NALs improved to 199% at December 31, 2012 from 187% at December 31, 2011, indicating additional strength in the ACL level relative to the level of problem loans.

Table 50—Selected Quarterly Income Statement Data(1)

	2012
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$478,995	$483,787	$487,544	$479,937
Interest expense	44,940	53,489	58,582	62,728

Net interest income	434,055	430,298	428,962	417,209
Provision for credit losses	39,458	37,004	36,520	34,406

Net interest income after provision for credit losses	394,597	393,294	392,442	382,803
Total noninterest income	297,651	261,067	253,819	285,320
Total noninterest expense	470,628	458,303	444,269	462,676

Income before income taxes	221,620	196,058	201,992	205,447
Provision for income taxes	54,341	28,291	49,286	52,177

Net income	$167,279	$167,767	$152,706	$153,270
Dividends on preferred shares	7,973	7,983	7,984	8,049

Net income applicable to common shares	$159,306	$159,784	$144,722	$145,221

Common shares outstanding
Average—basic	847,220	857,871	862,261	864,499
Average—diluted(2)	853,306	863,588	867,551	869,164
Ending	842,813	855,485	858,401	864,675
Book value per common share	$6.41	$6.34	$6.13	$5.97
Tangible book value per common share(3)	5.78	5.71	5.49	5.33

Per common share
Net income—basic	$0.19	$0.19	$0.17	$0.17
Net income—diluted	0.19	0.19	0.17	0.17
Cash dividends declared	0.04	0.04	0.04	0.04

Common stock price, per share
High(4)	$7.20	$7.20	$6.77	$6.58
Low(4)	5.90	6.16	5.84	5.49
Close	6.39	6.90	6.40	6.45
Average closing price	6.42	6.56	6.37	5.97

Return on average total assets	1.19%	1.19%	1.10%	1.13%
Return on average common shareholders’ equity	11.6	11.9	11.1	11.4
Return on average tangible common shareholders’ equity(5)	13.5	13.9	13.1	13.5
Efficiency ratio(6)	62.3	64.5	62.8	63.8
Effective tax rate	24.5	14.4	24.4	25.4
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.80%	3.79%	3.89%	3.91%
Interest expense	0.35	0.41	0.47	0.51

Net interest margin (7)	3.45%	3.38%	3.42%	3.40%

Revenue—FTE
Net interest income	$434,055	$430,298	$428,962	$417,209
FTE adjustment	5,470	5,254	5,747	3,935

Net interest income(7)	439,525	435,552	434,709	421,144
Noninterest income	297,651	261,067	253,819	285,320

Total revenue (7)	$737,176	$696,619	$688,528	$706,464

Continued

Table 50—Selected Quarterly Income Statement, Capital, and Other Data—Continued(1)

Capital adequacy	2012
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$47,773	$45,891	$47,890	$46,716
Tier 1 leverage ratio	10.36%	10.29%	10.34%	10.55%
Tier 1 risk-based capital ratio	12.02	11.88	11.93	12.22
Total risk-based capital ratio	14.50	14.36	14.42	14.76
Tier 1 common risk-based capital ratio	10.48	10.28	10.08	10.15
Tangible common equity / tangible asset ratio(8)	8.76	8.74	8.41	8.33
Tangible equity / tangible asset ratio(9)	9.46	9.43	9.10	9.03
Tangible common equity / risk-weighted assets ratio	10.20	10.14	9.85	9.86

Table 51—Selected Quarterly Income Statement Data(1)
	2011
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$485,216	$490,996	$492,137	$501,877
Interest expense	70,191	84,518	88,800	97,547

Net interest income	415,025	406,478	403,337	404,330
Provision for credit losses	45,291	43,586	35,797	49,385

Net interest income after provision for credit losses	369,734	362,892	367,540	354,945
Total noninterest income	229,352	258,559	255,767	236,945
Total noninterest expense	430,274	439,118	428,409	430,699

Income before income taxes	168,812	182,333	194,898	161,191
Provision for income taxes	41,954	38,942	48,980	34,745

Net income	$126,858	$143,391	$145,918	$126,446
Dividends on preferred shares	7,703	7,703	7,704	7,703

Net income applicable to common shares	$119,155	$135,688	$138,214	$118,743

Common shares outstanding
Average—basic	864,136	863,911	863,358	863,359
Average—diluted(2)	868,156	867,633	867,469	867,237
Ending	864,406	864,075	863,323	863,399
Book value per share	$5.82	$5.83	$5.66	$5.42
Tangible book value per share(3)	5.18	5.17	5.00	4.74

Per common share
Net income—basic	$0.14	$0.16	$0.16	$0.14
Net income —diluted	0.14	0.16	0.16	0.14
Cash dividends declared	0.04	0.04	0.01	0.01
Common stock price, per share
High(4)	$5.65	$6.74	$6.92	$7.70
Low(4)	4.67	4.46	6.00	6.38
Close	5.49	4.80	6.56	6.64
Average closing price	5.18	5.37	6.51	6.98

Return on average total assets	0.92%	1.05%	1.11%	0.96%
Return on average common shareholders’ equity	9.3	10.8	11.6	10.3
Return on average tangible common shareholders’ equity(5)	11.2	13.0	13.3	12.7

Efficiency ratio(6)	64.0	63.5	62.7	64.7

Effective tax rate (benefit)	24.9	21.4	25.1	21.6

Margin analysis-as a % of average earning assets(7)

Interest income(7)	3.96%	4.02%	4.14%	4.24%

Interest expense	0.58	0.69	0.74	0.82

Net interest margin (7)	3.38%	3.34%	3.40%	3.42%

Revenue—FTE
Net interest income	$415,025	$406,478	$403,337	$404,330
FTE adjustment	3,479	3,658	3,834	3,945

Net interest income(7)	418,504	410,136	407,171	408,275
Noninterest income	229,352	258,559	255,767	236,945

Total revenue (7)	$647,856	$668,695	$662,938	$645,220

Continued

Table 51—Selected Quarterly Income Statement, Capital, and Other Data—Continued (1)

Capital adequacy	2011
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$45,891	$44,376	$44,080	$43,024
Tier 1 leverage ratio	10.28%	10.24%	10.25%	9.80%
Tier 1 risk-based capital ratio	12.11	12.37	12.14	12.04
Total risk-based capital ratio	14.77	15.11	14.89	14.85
Tier 1 common risk-based capital ratio	10.00	10.17	9.92	9.75
Tangible common equity / tangible asset ratio(8)	8.30	8.22	8.22	7.81
Tangible equity / tangible asset ratio(9)	9.02	8.88	8.91	8.51
Tangible common equity / risk-weighted assets ratio	9.75	10.08	9.79	9.51

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.
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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: 1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions, including impacts from the implementation of the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 as well as the continuing economic uncertainty in the US, the European Union, and other areas; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing and results of governmental actions, examinations, reviews, reforms, and regulations including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages.

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

Allowance for Credit Losses

Our ACL of $0.8 billion at December 31, 2012, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Goodwill Impairment

Goodwill is an intangible asset representing the difference between the purchase price of an asset and its fair market value and is created when a company pays a premium to acquire another company. We test goodwill for impairment annually, as of October 1, using a two-step process that begins with an estimation of the fair value of each reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The first step (Step 1) of impairment testing requires comparing the fair value of each reporting unit with goodwill to its carrying value to identify potential impairment. For our annual impairment testing conducted during 2012, we identified four reporting units with goodwill: Retail and Business Banking, Regional and Commercial Banking, Wealth Advisors, Government Finance, and Home Lending (WGH), and Insurance. Auto Finance and Commercial Real Estate was not subject to impairment testing as it had no goodwill associated with the unit. In addition, although Insurance is included within Treasury/Other for business segment reporting, it was evaluated as a separate reporting unit for goodwill impairment testing because it had its own separately allocated goodwill resulting from prior acquisitions.

For all four reporting units identified in the above paragraph, we utilized both income and market approaches to determine the fair value for each reporting unit. The income approach was based on discounted cash flows derived from assumptions of balance sheet and income statement activity. An internal forecast was developed by considering several long-term key business drivers such as anticipated loan and deposit growth, net interest margins, and efficiency ratios. Long-term growth rates were estimated to assist in determining the terminal values. The discount rates were estimated based on the Capital Asset Pricing Model, which considered the risk-free interest rate (20-year Treasury Bonds), market-risk premium, equity-risk premium, and a company-specific risk factor. The company-specific risk factor was used to address the uncertainty of growth estimates and earnings projections of Management. For the market approach, revenue, earnings and market capitalization multiples of comparable public companies were selected and applied to each reporting unit’s applicable metrics such as book and tangible book values. The results of the income and market approaches are combined to arrive at the final calculation of fair value. The aggregate fair market value of the reporting units compared with market capitalization indicated an implied premium of 6% at September 30, 2012. A control premium analysis indicated that the implied premium was within range of overall premiums observed in the market place. All four of the reporting units tested passed Step 1.

The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As none of the reporting units failed Step 1, Step 2 was not applicable during 2012 testing.

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

Due to potential economic uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing or prior to that time, if any changes constitute a triggering event.

Valuation of Financial Instruments

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include mortgage loans held for sale, available-for-sale and trading securities, certain securitized automobile loans, derivatives, and certain securitization trust notes payable. At December 31, 2012, approximately $8.4 billion of our assets and $0.2 billion of our liabilities were recorded at fair value. In addition to the above mentioned on-going fair value measurements, fair value is also the unit of measure for recording business combinations.

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured at fair value. As necessary, assets or liabilities may be transferred within fair value hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date.

Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined, using either internally developed or independent third party valuation models, based on inputs that are either directly observable or derived from market data. These inputs include, but are not limited to, interest rate yield curves, option volatilities, or option adjusted spreads. Where neither quoted market prices nor observable market data are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. The determination of appropriate unobservable inputs requires exercise of management judgment. A significant portion of our assets and liabilities that are reported at fair value are measured based on quoted market prices and observable market or independent inputs.

The following is a description of the significant estimates used in the valuation of financial assets and liabilities for which quoted market prices and observable market parameters are not available.

Mortgage-backed and Asset-backed securities

Our Alt-A, private label CMO and pooled-trust-preferred securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The Alt-A and private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of our pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures.

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third party pricing specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820

Derivatives used for hedging purposes

Derivatives designated as qualified hedges are tested for hedge effectiveness on a quarterly basis. Assessments are made at the inception of the hedge and on a recurring basis to determine whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. A statistical regression analysis is performed to measure the effectiveness.

If, based on the assessment, a derivative is not expected to be a highly effective hedge or it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the quarter the hedge is not highly effective. As the statistical regression analysis requires the use of estimates regarding the amount and timing of future cash flows which are sensitive to significant changes in future periods based on changes in market rates, we consider this a critical accounting estimate.

Loans held for sale

Certain residential mortgage loans are classified as held for sale at origination in which Huntington has elected to apply the fair value option. The fair value is estimated based on security prices for similar product types.

Certain consumer and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. The determination of fair value for these consumer receivables is based on security prices for similar product types or discounted expected cash flows, which takes into consideration factors such as future interest rates, prepayment speeds, default and loss curves, and market discount rates. The determination of fair value for commercial loans takes into account factors such as the location and appraised value of the related collateral, as well as the estimated cash flows from realization of the collateral.

Mortgage Servicing Rights

Retained rights to service mortgage loans are recognized as a separate and distinct asset at the time the loans are sold. Mortgage servicing rights (“MSRs”) are initially recorded at fair value at the time the related loans are sold and subsequently re-measured at each reporting date under either the fair value or amortization method. Any increase or decrease in fair value of MSRs accounted for under the fair value method, as well as any amortization and/or impairment of MSRs recorded under the amortization method, is reflected in earnings in the period that the changes occur. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of an income approach valuation model based. The valuation model, maintained by an independent third party, incorporates assumptions in estimating future cash flows. These assumptions include time decay, payoffs, and changes in valuation inputs and assumptions. The reasonableness of these pricing models is validated on a minimum of a quarterly basis by at least one independent external service broker valuation. Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different assumption estimates can result in different estimated fair values of those MSRs.

Pension Valuation

Pension plan assets consist of mutual funds, corporate bonds, US government bonds and our common stock. Investments are accounted for at cost on the trade date and are reported at fair value. Mutual funds are valued at quoted Net Asset Value. Our common stock is traded on a national securities exchange and is valued at the last reported sales price.

The discount rate and expected return on plan assets used to determine the benefit obligation and pension expense are both significant assumptions. Actual results may be materially different. (See Note 18 of the Notes to the Consolidated Financial Statements).

Contingent Liabilities

We are parties to various claims, litigation, and legal proceedings resulting from ordinary business activities relating to our current and/or former operations. We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be more or less than the current estimate. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control.

Income Taxes

The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues, and is reported as a component of accrued income and other assets in our consolidated balance sheet; (2) our deferred federal and state income tax and related valuation accounts, reported as a component of accrued income and other assets, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law.

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

Deferred Tax Assets

At December 31, 2012, we had a net federal deferred tax asset of $171.5 million and a net state deferred tax asset of $32.4 million. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2012.

Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2012 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

REPORT OF MANAGEMENT

The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2012, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer

Donald R. Kimble – Senior Executive Vice President and Chief Financial Officer

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 15, 2013

Huntington Bancshares Incorporated
Consolidated Balance Sheets
	December 31,
(dollar amounts in thousands, except number of shares)	2012	2011
Assets
Cash and due from banks	$1,262,806	$1,115,968
Interest-bearing deposits in banks	70,921	90,943
Trading account securities	91,205	45,899
Loans held for sale	764,309	1,618,391
(includes $452,949 and $343,588 respectively, measured at fair value)(1)
Available-for-sale and other securities	7,566,175	8,078,014
Held-to-maturity securities	1,743,876	640,551
Loans and leases (includes $142,762 and $296,250 respectively, measured at fair value):(2)
Commercial and industrial loans and leases	16,970,689	14,699,371
Commercial real estate loans	5,399,240	5,825,709
Automobile loans and leases	4,633,820	4,457,446
Home equity loans	8,335,342	8,215,413
Residential mortgage loans	4,969,672	5,228,276
Other consumer loans	419,662	497,568

Loans and leases	40,728,425	38,923,783
Allowance for loan and lease losses	(769,075)	(964,828)

Net loans and leases	39,959,350	37,958,955

Bank owned life insurance	1,596,056	1,549,783
Premises and equipment	617,257	564,429
Goodwill	444,268	444,268
Other intangible assets	132,157	175,302
Accrued income and other assets	1,904,805	2,168,149

Total assets	$56,153,185	$54,450,652

Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$12,599,636	$11,157,805
Interest-bearing	33,375,016	31,761,039
Deposits in foreign offices	278,031	360,781

Deposits	46,252,683	43,279,625
Short-term borrowings	589,814	1,441,092
Federal Home Loan Bank advances	1,008,959	362,972
Other long-term debt (includes $123,039 at December 31, 2011, measured at fair value)(2)	158,784	1,231,517
Subordinated notes	1,197,091	1,503,368
Accrued expenses and other liabilities	1,155,643	1,213,978

Total liabilities	50,362,974	49,032,552

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares;
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,441	8,656
Capital surplus	7,475,149	7,596,809
Less treasury shares, at cost	(10,921)	(10,255)
Accumulated other comprehensive loss	(150,817)	(173,763)
Retained (deficit) earnings	(1,917,933)	(2,389,639)

Total shareholders’ equity	5,790,211	5,418,100

Total liabilities and shareholders’ equity	$56,153,185	$54,450,652

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	844,105,349	865,584,517
Common shares outstanding	842,812,709	864,406,152
Treasury shares outstanding	1,292,640	1,178,365
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 19.
(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option. See Note 21.

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Income
	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2012	2011	2010
Interest and fee income:
Loans and leases	$1,675,295	$1,727,784	$1,865,848
Available-for-sale and other securities
Taxable	184,340	207,984	239,065
Tax-exempt	8,999	9,785	11,680
Held-to-maturity securities	24,088	11,213	—
Other	37,541	13,460	28,799

Total interest income	1,930,263	1,970,226	2,145,392

Interest expense
Deposits	162,167	260,052	439,050
Short-term borrowings	2,048	3,500	3,007
Federal Home Loan Bank advances	819	824	3,121
Subordinated notes and other long-term debt	54,705	76,680	81,409

Total interest expense	219,739	341,056	526,587

Net interest income	1,710,524	1,629,170	1,618,805
Provision for credit losses	147,388	174,059	634,547

Net interest income after provision for credit losses	1,563,136	1,455,111	984,258

Service charges on deposit accounts	262,179	243,507	267,015
Mortgage banking income	191,092	83,408	175,782
Trust services	121,897	119,382	112,555
Electronic banking	82,290	111,697	110,234
Brokerage income	72,226	80,367	68,855
Insurance income	71,319	69,470	76,413
Gain on sale of loans	58,182	31,944	6,275
Bank owned life insurance income	56,042	62,336	61,066
Capital markets fees	48,160	36,540	23,886
Net gains on sales of securities	6,388	3,682	13,448
Impairment losses recognized in earnings on available-for-sale securities (a)	(1,619)	(7,363)	(13,722)
Other income	129,701	145,653	140,051

Total noninterest income	1,097,857	980,623	1,041,858

Personnel costs	988,193	892,534	798,973
Outside data processing and other services	190,255	189,174	161,814
Net occupancy	111,160	109,129	107,862
Equipment	102,947	92,544	85,920
Deposit and other insurance expense	68,330	77,692	97,548
Professional services	65,758	68,616	86,211
Marketing	64,263	65,560	56,347
Amortization of intangibles	46,549	53,318	60,478
OREO and foreclosure expense	18,271	18,006	39,049
Gain on early extinguishment of debt	(798)	(9,697)	—
Other expense	180,948	171,624	179,603

Total noninterest expense	1,835,876	1,728,500	1,673,805

Income before income taxes	825,117	707,234	352,311
Provision for income taxes	184,095	164,621	39,964

Net income	641,022	542,613	312,347
Dividends on preferred shares	31,989	30,813	172,032

Net income applicable to common shares	$609,033	$511,800	$140,315

Average common shares—basic	857,962	863,691	726,934
Average common shares—diluted	863,402	867,624	729,532
Per common share:
Net income—basic	$0.71	$0.59	$0.19
Net income—diluted	0.71	0.59	0.19
Cash dividends declared	0.16	0.10	0.04
(a) The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$(1,886)	$(8,791)	$(17,088)
Noncredit-related portion of loss recognized in OCI	267	1,428	3,366

Net impairment credit losses recognized in earnings	$(1,619)	$(7,363)	$(13,722)

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated
Consolidated Statements of Comprehensive Income
	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Net income	$641,022	$542,613	$312,347

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	12,490	7,499	15,320
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	55,305	64,921	(9,406)

Total unrealized gains on available-for-sale and other securities	67,795	72,420	5,914
Unrealized gains (losses) on cash flow hedging derivatives	6,186	5,188	(23,155)
Change in accumulated unrealized losses for pension and other post-retirement obligations	(51,035)	(53,875)	(19,021)

Other comprehensive income (loss), net of tax	22,946	23,733	(36,262)

Comprehensive income	$663,968	$566,346	$276,085

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series A		Series B								Retained Earnings (Deficit)	Total
(all amounts in thousands,			Floating Rate		Common Stock		Capital Surplus	Treasury Stock
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2012
Balance, beginning of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											641,022	641,022
Other comprehensive income (loss)										22,946		22,946
Repurchases of common stock					(23,328)	(233)	(148,648)					(148,881)
Cash dividends declared:
Common ($0.16 per share)											(136,887)	(136,887)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,176)	(1,176)
Recognition of the fair value of share-based compensation							27,873					27,873
Other share-based compensation activity					1,848	18	(795)				(348)	(1,125)
Other							(90)	(114)	(666)		(92)	(848)

Balance, end of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series A		Series B								Retained Earnings (Deficit)	Total
(all amounts in thousands,			Floating Rate		Common Stock		Capital Surplus	Treasury Stock
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2011
Balance, beginning of year	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Net income											542,613	542,613
Other comprehensive income (loss)										23,733		23,733
Issuance of preferred stock			35	23,785			(1,759)					22,026
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.10 per share)											(86,448)	(86,448)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation							19,666					19,666
Other share-based compensation activity					1,390	14	(1,605)				(343)	(1,934)
Other							(486)	(302)	(1,484)		(215)	(2,185)

Balance, end of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series B		Series A								Retained Earnings (Deficit)
(all amounts in thousands,	Fixed Rate				Common Stock		Capital Surplus	Treasury Stock
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount			Total
Year Ended December 31, 2010
Balance, beginning of year	1,398	$1,325,008	363	$362,507	716,741	$7,167	$6,731,796	(980)	$(11,465)	$(156,985)	$(2,922,026)	$5,336,002

Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax of $3,097										(4,249)	(1,821)	(6,070)
Balance, beginning of year, as adjusted	1,398	1,325,008	363	362,507	716,741	7,167	6,731,796	(980)	(11,465)	(161,234)	(2,923,847)	5,329,932
Net income											312,347	312,347
Other comprehensive income (loss)										(36,262)		(36,262)
Issuance of common stock					146,568	1,465	884,707					886,172
Repurchase of Preferred Series B stock	(1,398)	(1,398,071)										(1,398,071)
Preferred Series B stock discount accretion and redemption		73,063									(73,063)	—
Cash dividends declared:
Common ($0.04 per share)											(30,139)	(30,139)
Preferred Series B ($48.75 per share)											(68,156)	(68,156)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation						4	15,449					15,453
Other share-based compensation activity					886	6	482				(535)	(47)
Other							(2,341)	104	2,694		(227)	126

Balance, end of year	—	$—	363	$362,507	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Operating activities
Net income	$641,022	$542,613	$312,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	147,388	174,059	634,547
Depreciation and amortization	274,572	282,105	286,186
Change in current and deferred income taxes	177,706	84,555	161,367
Net sales (purchases) of trading account securities	(45,306)	139,505	(101,747)
Originations of loans held for sale	(3,814,572)	(2,414,172)	(3,864,273)
Principal payments on and proceeds from loans held for sale	3,731,465	2,820,797	3,535,550
Gain on early extinguishment of debt	(798)	(9,697)	—
Bargain purchase gain	(11,217)	—	—
Net gain on sales of securities	(6,388)	(3,682)	(13,448)
Impairment losses recognized in earnings on available-for-sale securities	1,619	7,363	13,722
Other, net	(93,361)	(28,659)	(123,428)

Net cash provided by (used for) operating activities	1,002,130	1,594,787	840,823

Investing activities
Decrease (increase) in interest-bearing deposits in banks	70,980	50,093	162,913
Net cash received in acquisitions	40,258	—	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,776,594	2,489,049	3,288,714
Maturities of held-to-maturity securities	113,576	31,163	—
Sales of available-for-sale and other securities	957,930	3,205,884	4,280,518
Purchases of available-for-sale and other securities	(2,384,824)	(4,283,866)	(8,769,767)
Purchases of held-to-maturity securities	(941,119)	(204,082)	—
Net proceeds from sales of loans	3,092,643	1,640,237	941,615
Net loan and lease activity, excluding sales	(3,287,000)	(4,148,424)	(2,764,575)
Proceeds from sale of operating lease assets	30,322	62,744	34,930
Purchases of premises and equipment	(129,641)	(143,763)	(68,200)
Proceeds from sales of other real estate	56,762	55,817	113,298
Purchases of loans and leases	(484,157)	(59,885)	—
Other, net	4,698	327	3,770

Net cash provided by (used for) investing activities	(1,082,978)	(1,304,706)	(2,776,784)

Financing activities
Increase (decrease) in deposits	2,262,213	1,420,944	1,353,227
Increase (decrease) in short-term borrowings	(939,979)	(580,335)	1,128,887
Net proceeds from issuance of subordinated notes	—	—	297,375
Maturity/redemption of subordinated notes	(305,010)	(5,000)	(83,870)
Proceeds from Federal Home Loan Bank advances	2,515,000	550,000	450,000
Maturity/redemption of Federal Home Loan Bank advances	(1,914,281)	(359,732)	(446,718)
Proceeds from issuance of long-term debt	—	—	60,805
Maturity/redemption of long-term debt	(1,070,804)	(902,652)	(848,756)
Repurchase of Warrant to the Treasury	—	(49,100)	—
Dividends paid on preferred stock	(31,719)	(30,813)	(107,901)
Dividends paid on common stock	(137,616)	(61,591)	(28,598)
Costs to issue preferred stock	—	(1,759)	—
Payment to repurchase preferred stock	—	—	(1,398,071)
Repurchase of common stock	(148,881)	—	—
Net proceeds from issuance of common stock	—	—	886,172
Other, net	(1,237)	(1,963)	(47)

Net cash provided by (used for) financing activities	227,686	(22,001)	1,262,505

Increase (decrease) in cash and cash equivalents	146,838	268,080	(673,456)
Cash and cash equivalents at beginning of period	1,115,968	847,888	1,521,344

Cash and cash equivalents at end of period	$1,262,806	$1,115,968	$847,888

Supplemental disclosures:
Income taxes paid (refunded)	$6,389	$80,065	$(121,401)
Interest paid	231,897	357,212	552,955
Non-cash activities
Dividends accrued, paid in subsequent quarter	47,312	40,771	23,373
Trust Preferred Securities exchange	—	35,500	—
Transfer of securities to held-to-maturity from available for sale	278,748	469,070	—
Loans transferred to loans held for sale	306,261	1,268,132	537,906

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

Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest, or a controlling financial interest, or are a VIE in which Huntington i.) has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and ii.) has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes noncontrolling interest (included in shareholders’ equity) for the equity held by others and noncontrolling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to other’s interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of Management in determining the amount of its allowance for credit losses, income taxes deferred tax assets, and contingent liabilities, as well as fair value measurements of investment securities, derivatives, goodwill, pension, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Resale and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Huntington as in accordance with the agreement.

Securities — Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other noninterest income, except for gains and losses on trading account securities used to hedge the fair value of MSRs, which are included in mortgage banking income. Debt securities purchased in which Huntington has the positive intent and ability to hold to its maturity are classified as held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost. All other debt and equity securities are classified as available-for-sale and other securities. Unrealized gains or losses on available-for-sale and other securities are reported as a separate component of accumulated OCI in the Consolidated Statements of Changes in Shareholders’ Equity. Credit-related declines in the value of debt and marketable equity securities that are considered other-than-temporary are recorded in noninterest income.

Huntington evaluates its investment securities portfolio on a quarterly basis for indicators of OTTI. Huntington assesses whether OTTI has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Management reviews the amount of unrealized loss, the length of time the security has been in an unrealized loss position, the credit rating history, market trends of similar security classes, time remaining to maturity, and the source of both interest and principal payments to identify securities which could potentially be impaired. OTTI is considered to have occurred (1) if Huntington intends to sell the security; (2) if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows are not sufficient to recover all contractually required principal and interest payments. For securities that Huntington does not expect to sell, or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. A discounted cash flow analysis, which includes evaluating the timing of the expected cash flows, is completed for all debt securities subject to credit impairment. The measurement of the credit loss component is equal to the difference between the debt security’s cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and, therefore, are recognized in OCI. Huntington believes that it will fully collect the carrying value of securities on which noncredit-related OTTI has been recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, or if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis, all OTTI is recognized in earnings. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

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

Loans and Leases — Loans and direct financing leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are subject to fair value requirements, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. Direct financing leases are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income. Interest income is accrued as earned using the interest method based on unpaid principal balances. Huntington defers the fees it receives from the origination of loans and leases, as well as the direct costs of those activities. Huntington also acquires loans at a premium and at a discount to their contractual values. Huntington amortizes loan discounts, premiums, and net loan origination fees and costs on a level-yield basis over the estimated lives of the related loans.

Troubled debt restructurings are loans for which the original contractual terms have been modified to provide a concession to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest.

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

Loans Held for Sale — Loans that Huntington has the intent to sell or securitize are classified as loans held for sale. Loans held for sale (excluding loans originated or acquired with the intent to sell, which are carried at fair value) are carried at the lower of cost or fair value less cost to sell. The fair value option was elected for mortgage loans held for sale to facilitate hedging of the loans. Fair value is determined based on collateral value and prevailing market prices for loans with similar characteristics. Nonmortgage loans held for sale are measured on an aggregate asset basis.

Subsequent declines in fair value are recognized either as a charge-off or as noninterest income, depending on the length of time the loan has been recorded as loans held for sale. When a decision is made to sell a loan that was not originated or initially acquired with the intent to sell, the loan is reclassified into loans held for sale.

Huntington consolidated an automobile loan securitization in which the associated loan receivables are held at fair value. The valuation of the loan receivables and notes payable are evaluated on a quarterly basis with any market value changes recorded in noninterest income. The key assumptions used to determine the fair value of the automobile loans includes a projection of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rates. The notes payable are valued based on interest rates for similar financial assets.

Allowance for Credit Losses — Huntington maintains two reserves, both of which reflect Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change.

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as healthcare, ABL, and energy, and the overall condition of the manufacturing industry. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.

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

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the 12-month emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. Models utilized in the ALLL estimation process are subject to the Company’s model validation policies.

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

Nonaccrual and Past Due Loans — Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. When a borrower with debt is discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower, the loan is determined to be collateral dependent and placed on nonaccrual status.

All classes within the C&I and CRE portfolios (except for purchased credit-impaired loans) are placed on nonaccrual status at 90-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government agencies which continue to accrue interest at the rate guaranteed by the government agency. We are reimbursed from the government agency for reasonable expenses incurred in servicing loans. The FHA reimburses us for 66% of expenses, and the VA reimburses us at a maximum percentage of guarantee which is established for each individual loan. We have not experienced either material losses in excess of guarantee caps or significant delays or rejected claims from the related government entity.

For all classes within all loan portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

For all classes within all loan portfolios, cash receipts received on NALs are applied against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. However, for secured non-reaffirmed debt in a Chapter 7 bankruptcy, payments are applied to principal and interest when the borrower has demonstrated a capacity to continue payment of the debt and collection of the debt is reasonably assured. For unsecured non-reaffirmed debt in a Chapter 7 bankruptcy where the carrying value has been fully charged-off, payments are recorded as loan recoveries.

Regarding all classes within the C&I and CRE portfolios, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer loan portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. For these loans that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

Charge-off of Uncollectible Loans — Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs.

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

Impaired Loans — For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration in credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.

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

Purchased Credit-Impaired Loans — Purchased loans with evidence of deterioration in credit quality since origination for which it is probable at acquisition that we will be unable to collect all contractually required payments are considered to be credit impaired. Purchased credit-impaired loans are initially recorded at fair value, which is estimated by discounting the cash flows expected to be collected at the acquisition date. Because the estimate of expected cash flows reflects an estimate of future credit losses expected to be incurred over the life of the loans, an allowance for credit losses is not recorded at the acquisition date. The excess of cash flows expected at acquisition over the estimated fair value, referred to as the accretable yield, is recognized in interest income over the remaining life of the loan, or pool of loans, on a level-yield basis. The difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. A subsequent decrease in the estimate of cash flows expected to be received on purchased credit-impaired loans generally results in the recognition of an allowance for credit losses. Subsequent increases in cash flows result in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has been recorded) with a positive impact on interest income subsequently recognized. The measurement of cash flows involves assumptions and judgments for interest rates, prepayments, default rates, loss severity, and collateral values. All of these factors are inherently subjective and significant changes in the cash flow estimates over the life of the loan can result.

Transfers of Financial Assets and Securitizations — Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, we consider whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets, and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from us or any of our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit to us, and (iii) neither we nor our consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides us with a more-than-trivial benefit (other than through a cleanup call) or (c) an agreement that permits the transferee to require us to repurchase the transferred assets at a price so favorable that it is probable that it will require us to repurchase them.

If the sale criteria are met, the transferred financial assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability. For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We have historically securitized certain automobile receivables. Gains and losses on the loans and leases sold and servicing rights associated with loan and lease sales are determined when the related loans or leases are sold to either a securitization trust or third party. For loan or lease sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold.

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

Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking revenue. Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage contracts. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.

Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value. On the date a derivative contract is entered into, we designate it as either:

•	a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

•	a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset liability or forecasted transaction (cash flow hedge); or

•	a trading instrument or a non-qualifying (economic) hedge.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Ineffectiveness in the hedging relationship is reflected in current period earnings. Changes in the fair value of derivatives held for trading purposes or which do not qualify for hedge accounting are reported in current period earnings.

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

Hedge accounting is discontinued prospectively when:

•	the derivative is no longer effective or expected to be effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions);

•	the derivative expires or is sold, terminated, or exercised;

•	it is unlikely that a forecasted transaction will occur;

•	the hedged firm commitment no longer meets the definition of a firm commitment; or

•	the designation of the derivative as a hedging instrument is removed.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at fair value.

In the case of a discontinued fair value hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the hedged item will no longer be adjusted for changes in fair value. The basis adjustment that had previously been recorded to the hedged item during the period from the hedge designation date to the hedge discontinuation date is recognized as an adjustment to the yield of the hedged item over the remaining life of the hedged item.

In the case of a discontinued cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be recorded to other comprehensive income. The balance applicable to the discontinued hedging relationship will be recognized in earnings over the remaining life of the hedged item as an adjustment to yield. If the discontinued hedged item was a forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in accumulated other comprehensive income, are immediately reclassified to current period earnings.

In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized other comprehensive income balance will be reclassified to current period earnings.

In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the consolidated balance sheets, with changes in its fair value recognized in current period earnings unless re-designated as a qualifying hedge.

Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because the counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. Huntington considers the value of collateral held and collateral provided in determining the net carrying value of derivatives.

Huntington offsets the fair value amounts recognized for derivative instruments and the fair value for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instrument(s) recognized at fair value executed with the same counterparty under a master netting arrangement.

Repossessed Collateral — Repossessed collateral, also referred to as other real estate owned (OREO), is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, and is carried at the lower of cost or fair value. Collateral obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of the property and the carrying value of the loan recorded as a charge-off. Subsequent declines in value are reported as adjustments to the carrying amount and are recorded in noninterest expense. Gains or losses resulting from the sale of collateral are recognized in noninterest expense at the date of sale.

Collateral — We pledge assets as collateral as required for various transactions involving security repurchase agreements, public deposits, loan notes, derivative financial instruments, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on our Consolidated Balance Sheets.

We also accept collateral, primarily as part of various transactions involving security resale agreements. Collateral accepted by us, including collateral that we can sell or repledge, is excluded from our Consolidated Balance Sheets.

The market value of collateral we have accepted or pledged is regularly monitored and additional collateral is obtained or provided as necessary to ensure appropriate collateral coverage in these transactions.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 30 years, respectively. Land improvements and furniture and fixtures are depreciated over an average of 5 to 20 years, while equipment is depreciated over a range of 3 to 10 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the lease term, including any renewal periods for which renewal is reasonably assured. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life. Premises and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in accrued income and other assets in the Consolidated Balance Sheets, only when purchased or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.

For loan sales with servicing retained, a servicing asset is recorded at fair value for the right to service the loans sold. To determine the fair value of a MSR, Huntington uses an option adjusted spread cash flow analysis incorporating market implied forward interest rates to estimate the future direction of mortgage and market interest rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. The current and projected mortgage interest rate influences the prepayment rate and, therefore, the timing and magnitude of the cash flows associated with the MSR. Expected mortgage loan prepayment assumptions are derived from a third party model. Management believes these prepayment assumptions are consistent with assumptions used by other market participants valuing similar MSRs. The servicing rights are recorded in accrued income and other assets in the Consolidated Balance Sheets. Servicing revenues on mortgage loans are included in mortgage banking income.

At the time of initial capitalization, MSRs may be grouped into servicing classes based on the availability of market inputs used in determining fair value and the method used for managing the risks of the servicing assets. MSR assets are recorded using the fair value method or the amortization method. The election of the fair value or amortization method is made at the time each servicing class is established. All newly created MSRs since 2009 were recorded using the amortization method. Any change in the fair value of MSRs carried under the fair value method, as well as amortization and impairment of MSRs under the amortization method, during the period is recorded in mortgage banking income, which is reflected in the Consolidated Statements of Income. Huntington hedges the value of certain MSRs using derivative instruments and trading securities. Changes in fair value of these derivatives and trading account securities are reported as a component of mortgage banking income.

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

Pension and Other Postretirement Benefits — We recognize the funded status of the postretirement benefit plans on the Consolidated Balance Sheets. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Our contributions to these plans are charged to current earnings.

In addition, we maintain a 401(k) plan covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.

Share-Based Compensation — We use the fair value based method of accounting for awards of HBAN stock granted to employees under various stock option and restricted share plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g. vesting period). Compensation expense relating to restricted stock awards is based upon the fair value of the awards on the date of grant and is charged to earnings over the requisite service period (e.g., vesting period) of the award.

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

Bank Owned Life Insurance — Huntington’s bank owned life insurance policies are carried at their cash surrender value. Huntington recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits. A portion of the cash surrender value is supported by holdings in separate accounts. Book value protection for the separate accounts is provided by the insurance carriers and a highly rated major bank.

Fair Value Measurements — The Company records or discloses certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Segment Results — Accounting policies for the business segments are the same as those used in the preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business segment. However, the preparation of business segment results requires Management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each business segment. Changes are made in these methodologies as appropriate.

Statement of Cash Flows — Cash and cash equivalents are defined as cash and due from banks which includes amounts on deposit with the Federal Reserve and federal funds sold and securities purchased under resale agreements.

Transactions with Related Parties — In the normal course of business, we may enter into transactions with various related parties. These transactions occur at prevailing market rates and terms and include funding arrangements, transfers of financial assets, administrative and operational support, and other miscellaneous services.

2. ACCOUNTING STANDARDS UPDATE

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholders’ equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance was effective for our quarterly and annual financial statements for 2012 (See Note 19). The amendments did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. Other than the deferral of the requirements related to reclassifications, the updated guidance was effective for our quarterly and annual financial statements for 2012.

ASU 2011-10 — Property, Plant, and Equipment (Topic 360): Derecognition of In-Substance Real Estate. The ASU amends Topic 360 to clarify that when a reporting entity ceases to have a controlling financial interest (as described in ASC 810 “Consolidation”) in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in-substance real estate. The amendments were effective for our financial statements beginning in the third quarter of 2012. The amendments did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. Management does not believe the amendments will have a material impact on Huntington’s Consolidated Financial Statements

ASU 2013-01— Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Management does not believe the amendments will have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Management does not believe the amendments will have a material impact on Huntington’s Consolidated Financial Statements.

3. LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At December 31, 2012 and 2011, the aggregate amount of these net unamortized deferred loan origination fees and net unearned income was $174.5 million and $122.5 million, respectively.

Loan and Lease Portfolio Composition

The table below summarizes the Company’s primary portfolios. For ACL purposes, these portfolios are further disaggregated into classes which are also summarized in the table below.

Portfolio	Class
Commercial and industrial	Owner occupied
Purchased credit-impaired
Other commercial and industrial

Commercial real estate	Retail properties
Multi family
Office
Industrial and warehouse
Purchased credit-impaired
Other commercial real estate

Automobile	NA (1)

Home equity	Secured by first-lien
Secured by junior-lien

Residential mortgage	Residential mortgage
Purchased credit-impaired

Other consumer	Other consumer
Purchased credit-impaired

(1)	Not applicable. The automobile loan portfolio is not further segregated into classes.

Direct Financing Leases

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans, and on automobiles. Net investments in lease financing receivables by category at December 31, 2012 and 2011 were as follows:

	At December 31,
(dollar amounts in thousands)	2012	2011
Commercial and industrial:
Lease payments receivable	$1,477,296	$1,001,939
Estimated residual value of leased assets	332,369	201,663

Gross investment in commercial lease financing receivables	1,809,665	1,203,602
Net deferred origination costs	2,805	3,034
Unearned income	(142,904)	(109,820)

Total net investment in commercial lease financing receivables	$1,669,566	$1,096,816

Consumer—Automobile:
Lease payments receivable	$(299)	$2,562
Estimated residual value of leased assets	921	10,843

Gross investment in consumer lease financing receivables	622	13,405
Net deferred origination fees	(2)	(18)
Unearned income	(5)	(497)

Total net investment in consumer lease financing receivables	$615	$12,890

The future lease rental payments due from customers on direct financing leases at December 31, 2012, totaled $1.5 billion and were as follows: $0.5 billion in 2013, $0.3 billion in 2014, $0.2 billion in 2015, $0.2 billion in 2016, $0.1 billion in 2017, and $0.2 thereafter.

Fidelity Bank acquisition

(See Note 26 for additional information regarding the Fidelity Bank acquisition).

On March 30, 2012, Huntington acquired the loans of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, loans with a fair value of $523.9 million were transferred to Huntington. These loans were recorded at fair value in accordance with applicable accounting guidance, ASC 805. The fair values for the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3), and reflected an estimate of probable losses and the credit risk associated with the loans.

Purchased Credit-Impaired Loans

The fair values for purchased credit-impaired loans were estimated using discounted cash flow analyses, including interest rates currently being offered for loans with similar terms (Level 3) and prepayment assumptions. This value was reduced by an estimate of probable losses and the credit risk associated with the loans.

The following table presents a rollforward of the accretable yield for the year ended December 31, 2012:

(dollar amounts in thousands)	2012
Balance at January 1,	$—
Impact of acquisition on March 30,	27,586
Adjustments resulting from changes in purchase price allocation	3,625
Accretion	(7,960)

Balance at December 31,	$23,251

At December 31, 2012, there was no allowance for loan losses recorded on the purchased impaired loan portfolio and no adjustment to either the accretable or nonaccretable yield was required. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans at December 31, 2012:

	December 31, 2012
(in thousands)	Ending Balance	Unpaid Balance
Commercial and industrial	$54,472	$80,294
Commercial real estate	126,923	226,093
Residential mortgage	2,243	4,104
Other consumer	140	245

Total	$183,778	$310,736

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2012, and 2011.

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
(dollar amounts in thousands)
Portfolio loans purchased during the:
Year ended December 31, 2012	$568,467	$378,122	$—	$13,025	$62,324	$85	$1,022,023
Year ended December 31, 2011	—	—	59,578	—	—	—	59,578
Portfolio loans sold or transferred to loans held for sale during the:
Year ended December 31, 2012	238,121	74,703	2,783,748	—	389,603	—	3,486,175
Year ended December 31, 2011	256,313	56,123	2,250,033	—	257,100	—	2,819,569

NALs and Past Due Loans

The following table presents NALs by loan class for the years ended December 31, 2012 and 2011 (1):

	December 31,
(dollar amounts in thousands)	2012	2011
Commercial and industrial:
Owner occupied	$53,009	$88,415
Other commercial and industrial	37,696	113,431

Total commercial and industrial	$90,705	$201,846
Commercial real estate:
Retail properties	$31,791	$58,415
Multi family	19,765	39,921
Office	30,341	33,202
Industrial and warehouse	6,841	30,119
Other commercial real estate	38,390	68,232

Total commercial real estate	$127,128	$229,889

Automobile	$7,823	$—

Home equity:
Secured by first-lien	$27,091	$20,012
Secured by junior-lien	32,434	20,675

Total home equity	$59,525	$40,687

Residential mortgage	$122,452	$68,658

Other consumer	$—	$—

Total nonaccrual loans	$407,633	$541,080

(1)	December 31, 2012, amounts included $60.1 million related to Chapter 7 bankruptcy loans.

The amount of interest that would have been recorded under the original terms for total NAL loans was $40.4 million for 2012, $38.4 million for 2011, and $59.7 million for 2010. The total amount of interest recorded to interest income for these loans was $4.8 million, $5.1 million, and $5.5 million in 2012, 2011, and 2010, respectively.

The following table presents an aging analysis of loans and leases for the years ended December 31, 2012 and 2011 (1):

December 31, 2012
(dollar amounts in thousands)	Past Due					Total Loans and Leases	90 or more days past due and accruing
	30-59 days	60-89 days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$11,409	$6,302	$31,997	$49,708	$4,236,211	$4,285,919	$—
Purchased credit-impaired	986	3,533	26,648	31,167	23,305	54,472	26,648	(2)
Other commercial and industrial	20,273	4,211	14,786	39,270	12,591,028	12,630,298	—

Total commercial and industrial	$32,668	$14,046	$73,431	$120,145	$16,850,544	$16,970,689	$26,648
Commercial real estate:
Retail properties	$3,459	$4,203	$9,677	$17,339	$1,413,520	$1,430,859	$—
Multi family	7,961	1,314	12,062	21,337	963,063	984,400	—
Office	1,054	2,415	23,335	26,804	909,310	936,114	—
Industrial and warehouse	6,597	118	5,433	12,148	584,754	596,902	—
Purchased credit-impaired	556	1,751	56,660	58,967	67,956	126,923	56,660	(2)
Other commercial real estate	2,725	2,192	25,463	30,380	1,293,662	1,324,042	—

Total commercial real estate	$22,352	$11,993	$132,630	$166,975	$5,232,265	$5,399,240	$56,660
Automobile	$36,267	$7,803	$4,438	$48,508	$4,585,312	$4,633,820	$4,418

Home equity:
Secured by first-lien	$26,288	$9,992	$28,322	$64,602	$4,315,985	$4,380,587	$5,202
Secured by junior-lien	34,365	16,553	35,150	86,068	3,868,687	3,954,755	12,998

Total home equity	$60,653	$26,545	$63,472	$150,670	$8,184,672	$8,335,342	$18,200

Residential mortgage
Residential mortgage	$118,582	$44,747	$164,035	$327,364	$4,640,065	$4,967,429	$92,925	(3)
Purchased credit-impaired	58	—	609	667	1,576	2,243	609	(2)

Total residential mortgage	$118,640	$44,747	$164,644	$328,031	$4,641,641	$4,969,672	$93,534

Other consumer
Other consumer	$7,431	$2,117	$1,672	$11,220	$408,302	$419,522	$1,672
Purchased credit-impaired	—	76	—	76	64	140	—	(2)

Total other consumer	$7,431	$2,193	$1,672	$11,296	$408,366	$419,662	$1,672

Total loans and leases	$278,011	$107,327	$440,287	$825,625	$39,902,800	$40,728,425	$201,132

December 31, 2011
							90 or more
(dollar amounts in thousands)	Past Due					Total Loans	days past due
	30-59 days	60-89 days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,607	$7,433	$58,513	$76,553	$3,936,203	$4,012,756	$—
Other commercial and industrial	32,962	7,579	60,833	101,374	10,585,241	10,686,615	—

Total commercial and industrial	$43,569	$15,012	$119,346	$177,927	$14,521,444	$14,699,371	$—
Commercial real estate:
Retail properties	$3,090	$823	$33,952	$37,865	$1,547,618	$1,585,483	$—
Multi family	5,022	1,768	28,317	35,107	908,438	943,545	—
Office	3,134	792	30,041	33,967	990,897	1,024,864	—
Industrial and warehouse	2,834	115	18,203	21,152	708,390	729,542	—
Other commercial real estate	6,894	3,625	48,739	59,258	1,483,017	1,542,275	—

Total commercial real estate	$20,974	$7,123	$159,252	$187,349	$5,638,360	$5,825,709	$—
Automobile	$42,162	$9,046	$6,265	$57,473	$4,399,973	$4,457,446	$6,265
Home equity:
Secured by first-lien	$17,260	$8,822	$29,259	$55,341	$3,760,238	$3,815,579	$9,247
Secured by junior-lien	32,334	18,357	31,626	82,317	4,317,517	4,399,834	10,951
Residential mortgage	$134,228	$45,774	$204,648	$384,650	$4,843,626	$5,228,276	$141,901	(4)
Other consumer	$7,655	$1,502	$1,988	$11,145	$486,423	$497,568	$1,988
Total loans and leases	$298,182	$105,636	$552,384	$956,202	$37,967,581	$38,923,783	$170,352

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased credit-impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC-310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $90,816 thousand guaranteed by the U.S. government.
(4)	Includes $96,703 thousand guaranteed by the U.S. government.

Allowance for Credit Losses

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation, and is reduced by NCOs and the ACL associated with securitized or sold loans. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and AULC. The impact of the Chapter 7 bankruptcy loans was primarily associated with NALs and NCOs, with minimal impact to the ALLL.

The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2012, 2011, and 2010:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total

Year ended December 31, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(101,475)	(118,051)	(26,070)	(124,286)	(52,228)	(33,090)	(455,200)
Recoveries of loans previously charged-off	37,227	39,622	16,628	7,907	4,305	7,049	112,738
Provision for loan and lease losses	29,932	(24,908)	12,964	91,270	24,046	21,889	155,193
Allowance for loans sold or transferred to loans held for sale	—	—	(6,825)	—	(1,659)	—	(8,484)

ALLL balance, end of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	(5,790)	(1,112)	—	(778)	2	(127)	(7,805)

AULC balance, end of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651

ACL balance, end of period	$274,919	$290,109	$34,979	$120,120	$61,661	$27,938	$809,726

(dollar amounts in thousands)
Year ended December 31, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(134,385)	(182,759)	(33,593)	(109,427)	(65,069)	(32,520)	(557,753)
Recoveries of loans previously charged-off	44,686	34,658	18,526	7,630	8,388	6,776	120,664
Provision for loan and lease losses	24,452	(51,444)	17,042	95,040	52,226	30,414	167,730
Allowance for loans sold or transferred to loans held for sale	—	—	(13,181)	—	(1,640)	—	(14,821)

ALLL balance, end of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters of credit	6,932	(306)	—	(214)	—	(83)	6,329

AULC balance, end of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456

ACL balance, end of period	$315,025	$394,558	$38,282	$146,007	$87,195	$32,217	$1,013,284

(dollar amounts in thousands)
Year Ended December 31, 2010:
ALLL balance, beginning of period	$492,205	$751,875	$57,951	$102,039		$55,903		$22,506	$1,482,479
Loan charge-offs	(316,771)	(303,995)	(46,308)	(140,831	)(1)	(163,427	)(2)	(32,575)	(1,003,907)
Recoveries of loans previously charged-off	61,839	28,433	19,736	1,458		10,532		7,435	129,433
Provision for loan and lease losses	103,341	111,938	18,109	187,964		190,577		29,370	641,299
Allowance for loans sold or transferred to loans held for sale	—	—	—	—		(296)		—	(296)

ALLL balance, end of period	$340,614	$588,251	$49,488	$150,630		$93,289		$26,736	$1,249,008

AULC balance, beginning of period	$34,555	$12,194	$—	$1,179		$2		$949	$48,879
Provision for unfunded loan commitments and letters-of-credit	(1,829)	(6,036)	—	1,169		(1)		(55)	(6,752)

AULC balance, end of period	32,726	6,158	—	2,348		1		894	42,127

ACL balance, end of period	$373,340	$594,409	$49,488	$152,978		$93,290		$27,630	$1,291,135

(1)	Reflects $21 million of Franklin-related charge-offs.
(2)	Reflects $71 million of Franklin-related charge-offs.

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

The following table presents each loan and lease class by credit quality indicator for the years ended December 31, 2012 and 2011:

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,970,597	$108,731	$205,822	$769	$4,285,919
Purchased impaired	1,663	6,555	46,254	—	54,472
Other commercial and industrial	12,146,017	145,111	337,805	1,365	12,630,298

Total commercial and industrial	$16,118,277	$260,397	$589,881	$2,134	$16,970,689

Commercial real estate:
Retail properties	$1,184,987	$63,976	$181,896	$—	$1,430,859
Multi family	902,616	24,098	57,548	138	984,400
Office	826,533	26,488	83,093	—	936,114
Industrial and warehouse	540,484	15,132	41,286	—	596,902
Purchased impaired	10,052	18,085	98,786	—	126,923
Other commercial real estate	1,177,213	43,454	103,262	113	1,324,042

Total commercial real estate	$4,641,885	$191,233	$565,871	$251	$5,399,240

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,233,439	$1,900,824	$682,518	$117,039	$4,933,820	(3)

Home equity:
Secured by first-lien	$2,618,888	$1,345,621	$357,019	$59,059	$4,380,587
Secured by junior-lien	2,046,143	1,375,636	491,226	41,750	3,954,755

Total home equity	$4,665,031	$2,721,257	$848,245	$100,809	$8,335,342
Residential mortgage:
Residential mortgage	$2,561,210	$1,673,485	$711,750	$20,984	$4,967,429
Purchased impaired	373	1,303	567	—	2,243

Total residential mortgage	$2,561,583	$1,674,788	$712,317	$20,984	$4,969,672

Other consumer
Other consumer	$169,792	$167,389	$59,815	$22,526	$419,522
Purchased impaired	—	93	47	—	140

Total other consumer loans	$169,792	$167,482	$59,862	$22,526	$419,662

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,624,103	$101,897	$285,561	$1,195	$4,012,756
Other commercial and industrial	10,108,946	145,963	425,882	5,824	10,686,615

Total commercial and industrial	$13,733,049	$247,860	$711,443	$7,019	$14,699,371

Commercial real estate:
Retail properties	$1,191,471	$122,337	$271,675	$—	$1,585,483
Multi family	801,717	48,094	93,449	285	943,545
Office	896,230	67,050	61,476	108	1,024,864
Industrial and warehouse	649,165	9,688	70,621	68	729,542
Other commercial real estate	1,112,751	110,276	318,479	769	1,542,275

Total commercial real estate	$4,651,334	$357,445	$815,700	$1,230	$5,825,709

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,635,082	$2,276,990	$707,141	$88,233	$5,707,446	(4)

Home equity:
Secured by first-lien	2,196,566	1,287,444	329,670	1,899	3,815,579
Secured by junior-lien	2,119,292	1,646,117	625,298	9,127	4,399,834
Residential mortgage	2,454,401	1,752,409	723,377	298,089	5,228,276
Other consumer	185,333	206,749	83,431	22,055	497,568

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Includes $0.3 billion of loans reflected as loans held for sale related to an automobile securitization expected to be completed in 2013.
(4)	Includes $1.25 billion of loans reflected as loans held for sale related to an automobile securitization completed in 2012.

Impaired Loans

A loan is considered to be impaired when, based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected. The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2012, 2011, and 2010 (1):

	Commercial	Commercial			Residential	Other
	and Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at December 31, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	11,694	31,133	1,446	4,783	14,176	213	63,445
Attributable to loans collectively evaluated for impairment	229,357	254,236	33,533	113,981	47,482	27,041	705,630

Total ALLL balance	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

Loans and Leases at December 31, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to purchased credit-impaired loans	$54,472	$126,923	$—	$—	$2,243	$140	$183,778
Individually evaluated for impairment	119,535	298,891	43,607	117,532	374,526	2,657	956,748
Collectively evaluated for impairment	16,796,682	4,973,426	4,590,213	8,217,810	4,592,903	416,865	39,587,899

Total loans evaluated for impairment	$16,970,689	$5,399,240	$4,633,820	$8,335,342	$4,969,672	$419,662	$40,728,425

Portion of ending balance:
With allowance assigned to the loan and lease balances	$86,644	$193,413	$43,607	$117,532	$374,526	$2,657	$818,379
With no allowance assigned to the loan and lease balances	87,363	232,401	—	—	2,243	140	322,147

Total	$174,007	$425,814	$43,607	$117,532	$376,769	$2,797	$1,140,526

Average balance of impaired loans	$179,692	$474,362	$39,139	$79,523	$348,727	$4,448	$1,125,891
ALLL on impaired loans	11,694	31,133	1,446	4,783	14,176	213	63,445

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2011:
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loans individually evaluated for impairment	30,613	55,306	1,393	1,619	16,091	530	105,552
Attributable to loans collectively evaluated for impairment	244,754	333,400	36,889	142,254	71,103	30,876	859,276

Total ALLL balance at December 31, 2011	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

Loans and Leases at December 31, 2011:
(dollar amounts in thousands)
Portion of ending balance:
Individually evaluated for impairment	153,724	387,402	36,574	52,593	335,768	6,220	972,281
Collectively evaluated for impairment	14,545,647	5,438,307	4,420,872	8,162,820	4,892,508	491,348	37,951,502

Total loans evaluated for impairment	$14,699,371	$5,825,709	$4,457,446	$8,215,413	$5,228,276	$497,568	$38,923,783

Portion of ending balance:
With allowance assigned to the loan and lease balances	$153,724	$305,390	$36,574	$52,593	$335,768	$6,220	$890,269
With no allowance assigned to the loan and lease balances	—	82,012	—	—	—	—	82,012

Total	$153,724	$387,402	$36,574	$52,593	$335,768	$6,220	$972,281

Average balance of impaired loans	$165,179	$358,429	$32,476	$42,903	$335,549	$7,699	$942,235
ALLL on impaired loans	30,613	55,306	1,393	1,619	16,091	530	105,552

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2010
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loans individually evaluated for impairment	63,307	65,130	1,477	1,498	11,780	668	143,860
Attributable to loans collectively evaluated for impairment	277,307	523,121	48,011	149,132	81,509	26,068	1,105,148

ALLL balance at December 31, 2010:	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008

Loans and Leases at December 31, 2010:
(dollar amounts in thousands)
Portion of ending balance:
Individually evaluated for impairment	198,120	310,668	29,764	37,257	334,207	9,565	919,581
Collectively evaluated for impairment	12,865,173	6,340,488	5,584,947	7,675,897	4,166,159	554,262	37,186,926

Total loans evaluated for impairment	$13,063,293	$6,651,156	$5,614,711	$7,713,154	$4,500,366	$563,827	$38,106,507

Portion of ending balance:
With allowance assigned to the loan and lease balances	$173,243	$241,256	$29,764	$37,257	$334,207	$9,565	$825,292
With no allowance assigned to the loan and lease balances	24,877	69,412	—	—	—	—	94,289

Total	$198,120	$310,668	$29,764	$37,257	$334,207	$9,565	$919,581

Average balance of impaired loans	$230,647	$471,080	$26,281	$33,808	$293,256	$9,163	$1,064,235
ALLL on impaired loans	63,308	65,129	1,477	1,498	11,780	668	143,860

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans for the years ended December 31, 2012 and 2011 (1), (2):

	December 31, 2012			Year Ended December 31, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$1,050	$1,091	$—	$4,246	$77
Purchased credit-impaired	54,472	80,294	—	57,602	2,359
Other commercial and industrial	31,841	54,520	—	11,922	555

Total commercial and industrial	$87,363	$135,905	$—	$73,770	$2,991

Commercial real estate:
Retail properties	$54,216	$56,569	$—	$51,939	$2,758
Multi family	5,719	5,862	—	5,631	353
Office	20,051	24,843	—	6,734	405
Industrial and warehouse	15,013	17,476	—	9,877	501
Purchased credit-impaired	126,923	226,093	—	141,278	5,497
Other commercial real estate	10,479	10,728	—	15,125	501

Total commercial real estate	$232,401	$341,571	$—	$230,584	$10,015

Automobile	$—	$—	$—	$—	$—

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	2,243	4,104	—	3,521	97

Total residential mortgage	$2,243	$4,104	$—	$3,521	$97
Other consumer:
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	140	245	—	622	6

Total other consumer	$140	$245	$—	$622	$6

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$46,266	$56,925	$5,730	$40,029	$1,327
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	40,378	52,996	5,964	65,893	2,304

Total commercial and industrial	$86,644	$109,921	$11,694	$105,922	$3,631

Commercial real estate: (4)
Retail properties	$65,004	$73,000	$8,144	$107,842	$4,730
Multi family	17,410	18,531	2,662	27,953	1,371
Office	40,375	45,164	9,214	18,751	379
Industrial and warehouse	22,450	25,374	1,092	24,454	717
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	48,174	63,148	10,021	64,778	2,413

Total commercial real estate	$193,413	$225,217	$31,133	$243,778	$9,610

Automobile	$43,607	$44,790	$1,446	$39,139	$3,382

Home equity:
Secured by first-lien	$76,258	$80,831	$1,329	$54,898	$2,651
Secured by junior-lien	41,274	63,390	3,454	24,625	1,382

Total home equity	$117,532	$144,221	$4,783	$79,523	$4,033

Residential mortgage: (6)
Residential mortgage	$374,526	$413,583	$14,176	$345,206	$11,420
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$374,526	$413,583	$14,176	$345,206	$11,420

Other consumer:
Other consumer	$2,657	$2,657	$213	$3,826	$126
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$2,657	$2,657	$213	$3,826	$126

(dollar amounts in thousands)	December 31, 2011			Year Ended December 31, 2011
	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and Industrial:
Owner occupied	$—	$—	$—	$6,285	$169
Other commercial and industrial	—	—	—	5,040	162

Total commercial and industrial	$—	$—	$—	$11,325	$331

Commercial real estate:
Retail properties	$43,970	$45,192	$—	$26,717	$1,082
Multi family	6,292	6,435	—	13,757	701
Office	1,191	1,261	—	1,624	9
Industrial and warehouse	8,163	9,945	—	3,961	131
Other commercial real estate	22,396	38,401	—	25,077	796

Total commercial real estate	$82,012	$101,234	$—	$71,136	$2,719

Automobile	$—	$—	$—	$—	$—
Home equity loans and lines-of-credit:
Secured by first-lien	—	—	—	—	—
Secured by junior-lien	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Other consumer loans	—	—	—	—	—

With an allowance recorded:
Commercial and Industrial:
Owner occupied	$53,613	$77,205	$7,377	$53,219	$1,633
Other commercial and industrial	100,111	117,469	23,236	100,635	2,952

Total commercial and industrial	$153,724	$194,674	$30,613	$153,854	$4,585

Commercial real estate:
Retail properties	$129,396	$161,596	$30,363	$102,384	$2,897
Multi family	38,154	45,138	4,753	28,847	829
Office	23,568	42,287	2,832	26,589	228
Industrial and warehouse	29,435	47,373	3,136	42,862	740
Other commercial real estate	84,837	119,212	14,222	86,611	2,326

Total commercial real estate	$305,390	$415,606	$55,306	$287,293	$7,020

Automobile	$36,574	$36,574	$1,393	$32,476	$2,982
Home equity loans and lines-of-credit:
Secured by first-lien	35,842	35,842	626	26,956	1,201
Secured by junior-lien	16,751	16,751	993	15,947	751
Residential mortgage	335,768	361,161	16,091	335,549	12,894
Other consumer loans	6,220	6,220	530	7,699	478

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At December 31, 2012, $44,265 thousand of the $86,644 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.

(4)	At December 31, 2012, $31,605 thousand of the $193,413 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At December 31, 2012, $28,695 thousand of the $374,526 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $41.2 million for 2012, $37.7 million for 2011, and $30.6 million for 2010. The total amount of interest recorded to interest income for these loans was $32.2 million for 2012, $28.2 million for 2011, and $23.9 million for 2010.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial TDRs are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2012 and 2011, was not significant.

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

TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL. The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above. Upon the occurrence of a TDR in our C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows or collateral value, less selling costs, of the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.

TDR concessions on consumer loans may increase the ALLL. The concessions made to these borrowers often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows or collateral value, less selling costs, on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) the discounted expected cash flows or collateral value, less selling costs, indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates a reduction in the expected cash flows or collateral value, less selling costs. In certain instances, the ALLL may decrease as a result of payments made in connection with the modification.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2012 and 2011:

	New Troubled Debt Restructurings During The Year Ended(1)
	December 31, 2012			December 31, 2011
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Balance	Financial effects of modification(2)
C&I—Owner occupied:(3)

Interest rate reduction	28	$10,501	$145	40	$19,152	$(531)
Amortization or maturity date change	95	23,337	660	60	22,378	(1,838)
Other	16	4,923	1,089	7	3,373	231

Total C&I—Owner occupied	139	$38,761	$1,894	107	$44,903	$(2,138)

C&I—Other commercial and industrial:(3)

Interest rate reduction	27	$7,436	$(2)	28	$22,519	$(74)
Amortization or maturity date change	141	76,814	(3,037)	73	27,822	(176)
Other	32	37,202	1,265	31	56,184	(3,131)

Total C&I—Other commercial and industrial	200	$121,452	$(1,774)	132	$106,525	$(3,381)

CRE—Retail properties:(3)

Interest rate reduction	9	$6,883	$957	9	$47,473	$4,242
Amortization or maturity date change	15	4,472	(25)	20	31,521	6,112
Other	3	1,680	(1)	7	15,672	1,267

Total CRE—Retail properties	27	$13,035	$931	36	$94,666	$11,621

CRE—Multi family:(3)

Interest rate reduction	11	$1,288	$(27)	13	$6,601	$(208)
Amortization or maturity date change	32	3,554	(1)	10	2,744	22
Other	7	7,961	668	3	869	388

Total CRE—Multi family	50	$12,803	$640	26	$10,214	$202

CRE—Office:(3)

Interest rate reduction	4	$4,155	$(236)	5	$1,923	$212
Amortization or maturity date change	12	40,152	4,199	2	1,238	83
Other	6	1,637	276	3	—	(408)

Total CRE—Office	22	$45,944	$4,239	10	$3,161	$(113)

CRE—Industrial and warehouse:(3)

Interest rate reduction	3	$7,470	$(296)	1	$2,165	$(299)
Amortization or maturity date change	16	34,613	(3,857)	7	19,448	(5,446)
Other	1	1,047	(30)	1	2,147	(937)

Total CRE—Industrial and Warehouse	20	$43,130	$(4,183)	9	$23,760	$(6,682)

CRE—Other commercial real estate:(3)

Interest rate reduction	10	$2,944	$(288)	18	$18,620	$(1,180)
Amortization or maturity date change	48	80,672	4,090	64	106,532	(2,288)
Other	6	10,030	(2,024)	5	8,199	19

Total CRE—Other commercial real estate	64	$93,646	$1,778	87	$133,351	$(3,449)

Automobile:(4)

Interest rate reduction	40	$368	$4	38	$554	$4
Amortization or maturity date change	1,910	13,186	(103)	2,010	17,221	(143)
Chapter 7 bankruptcy	2,104	12,423	1,866	—	—	—
Other	—	—	—	—	—	—

Total Automobile	4,054	$25,977	$1,767	2,048	$17,775	$(139)

Residential mortgage:(5)

Interest rate reduction	25	$8,795	$(40)	10	$12,637	$(567)
Amortization or maturity date change	482	65,336	1,394	655	91,979	1,988
Chapter 7 bankruptcy	583	45,193	4,854	—	—	—
Other	15	1,836	81	26	4,391	108

Total Residential mortgage	1,105	$121,160	$6,289	691	$109,007	$1,529

First-lien home equity:(6)

Interest rate reduction	222	$28,381	$4,424	142	$17,275	$2,722
Amortization or maturity date change	130	10,468	(49)	89	10,636	616
Chapter 7 bankruptcy	188	8,317	4,244	—	—	—
Other	—	—	—	—	—	—

Total First-lien home equity	540	$47,166	$8,619	231	$27,911	$3,338

Junior-lien home equity:(7)

Interest rate reduction	60	$3,023	$494	127	$6,521	$430
Amortization or maturity date change	390	15,040	(432)	117	4,096	39
Chapter 7 bankruptcy	1,241	13,347	18,564	—	—	—
Other	7	288	—	—	—	—

Total Junior-lien home equity	1,698	$31,698	$18,626	244	$10,617	$469

Other consumer:(8)

Interest rate reduction	14	$305	$32	14	$1,104	$74
Amortization or maturity date change	27	2,150	(111)	63	445	(21)
Chapter 7 bankruptcy	14	198	—	—	—	—
Other	—	—	—	—	—	—

Total Other consumer	55	$2,653	$(79)	77	$1,549	$53

Total new troubled debt restructurings	7,974	$597,425	$38,747	3,698	$583,439	$1,310

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.
(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(4)	Chapter 7 bankruptcy pre-modification balances were impacted by $1.3 million of net charge-offs in 2012.
(5)	Chapter 7 bankruptcy pre-modification balances were impacted by $7.9 million of net charge-offs in 2012.
(6)	Chapter 7 bankruptcy pre-modification balances were impacted by $3.9 million of net charge-offs in 2012.
(7)	Chapter 7 bankruptcy pre-modification balances were impacted by $21.5 million of net charge-offs in 2012.
(8)	Chapter 7 bankruptcy pre-modification balances were not significantly impacted by net charge-offs in 2012.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following table presents TDRs that have redefaulted within one year of modification during the years ended December 31, 2012 and 2011:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year of Modification During The Year Ended
	December 31, 2012(1)		December 31, 2011(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	4	$1,390	13	$6,173
Amortization or maturity date change	13	2,380	10	5,201
Other	—	—	2	2,352

Total C&I—Owner occupied	17	$3,770	25	$13,726

C&I—Other commercial and industrial:

Interest rate reduction	3	$401	1	$98
Amortization or maturity date change	14	609	12	10,140
Other	3	387	—	—

Total C&I—Other commercial and industrial	20	$1,397	13	$10,238

CRE—Retail Properties:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	372	—	—
Other	—	—	—	—

Total CRE—Retail properties	3	$372	—	$—

CRE—Multi family:

Interest rate reduction	2	$1,236	4	$1,102
Amortization or maturity date change	2	343	2	456
Other	—	—	—	—

Total CRE—Multi family	4	$1,579	6	$1,558

CRE—Office:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Office	—	$—	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	413	8	3,665
Other	—	—	—	—

Total CRE—Industrial and Warehouse	1	$413	8	$3,665

CRE—Other commercial real estate:

Interest rate reduction	1	$898	3	$648
Amortization or maturity date change	4	646	10	2,014
Other	—	—	—	—

Total CRE—Other commercial real estate	5	$1,544	13	$2,662

Automobile:

Interest rate reduction	4	$—	1	$—
Amortization or maturity date change	132	69	198	—
Chapter 7 bankruptcy	34	149	—	—
Other	—	—	—	—

Total Automobile	170	$218	199	$—

Residential mortgage:

Interest rate reduction	2	$61	2	$148
Amortization or maturity date change	100	13,574	57	6,900
Chapter 7 bankruptcy	30	4,085	—	—
Other	7	804	4	531

Total Residential mortgage	139	$18,524	63	$7,579

First-lien home equity:

Interest rate reduction	11	$932	2	$692
Amortization or maturity date change	5	503	7	436
Chapter 7 bankruptcy	2	124	—	—
Other	—	—	—	—

Total First-lien home equity	18	$1,559	9	$1,128

Junior-lien home equity:

Interest rate reduction	2	$112	3	$272
Amortization or maturity date change	3	99	8	614
Chapter 7 bankruptcy	7	30	—	—
Other	—	—	—	—

Total Junior-lien home equity	12	$241	11	$886

Other consumer:

Interest rate reduction	1	$—	1	$—
Amortization or maturity date change	3	—	11	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	4	$—	12	$—

Total troubled debt restructurings with subsequent redefault	393	$29,617	359	$41,442

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. At December 31, 2012, these borrowings and advances are secured by $18.4 billion of loans.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Contractual maturities of available-for-sale and other securities as of December 31 were:

	2012		2011
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$60,054	$60,651	$103,747	$104,074
1—5 years	1,961,217	2,005,022	2,608,656	2,614,845
6—10 years	1,170,807	1,208,054	870,324	887,725
Over 10 years	3,989,977	3,967,196	4,201,047	4,131,236
Other securities:
Nonmarketable equity securities	308,075	308,075	286,515	286,515
Marketable equity securities	16,877	17,177	53,665	53,619

Total available-for-sale and other securities	$7,507,007	$7,566,175	$8,123,954	$8,078,014

Other securities at December 31, 2012 and 2011 include nonmarketable equity securities of $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million and none, respectively, of stock issued by the FHLB of Indianapolis, and $139.0 million and $120.9 million, of Federal Reserve Bank stock, respectively. Nonmarketable equity securities are valued at amortized cost. Other securities also include marketable equity securities. At December 31, 2012 and 2011, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2012 and 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2012
U.S. Treasury	$51,620	$691	$—	$52,311
Federal agencies:
Mortgage-backed securities	4,149,964	114,984	(278)	4,264,670
Other agencies	348,846	10,781	(1)	359,626

Total U.S. government backed securities	4,550,430	126,456	(279)	4,676,607
Municipal securities	489,080	13,927	(2,007)	501,000
Private-label CMO	75,557	1,087	(5,076)	71,568
Asset-backed securities (1)	1,126,315	16,287	(113,519)	1,029,083
Covered bonds	282,080	8,545	—	290,625
Corporate debt	654,693	15,301	(1,852)	668,142
Other securities	328,852	333	(35)	329,150

Total available-for-sale and other securities	$7,507,007	$181,936	$(122,768)	$7,566,175

(1)	Amounts at December 31, 2012 include securities backed by automobile loans with a fair value of $3 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2011
U.S. Treasury	$52,282	$922	$—	$53,204
Federal agencies:
Mortgage-backed securities	4,378,623	88,266	(1,997)	4,464,892
Other agencies	724,726	10,821	(3)	735,544

Total U.S. government backed securities	5,155,631	100,009	(2,000)	5,253,640
Municipal securities	394,862	12,889	(25)	407,726
Private-label CMO	84,598	347	(12,581)	72,364
Asset-backed securities (2)	1,100,290	3,925	(137,127)	967,088
Covered bonds	510,937	860	(7,752)	504,045
Corporate debt	533,306	891	(5,314)	528,883
Other securities	344,330	219	(281)	344,268

Total available-for-sale and other securities	$8,123,954	$119,140	$(165,080)	$8,078,014

(2)	Amounts at December 31, 2011 include securities backed by automobile loans with a fair value of $145 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at December 31, 2012 and 2011:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies:
Mortgage-backed securities	44,836	(278)	—	—	44,836	(278)
Other agencies	801	(1)	—	—	801	(1)

Total U.S. Government backed securities	45,637	(279)	—	—	45,637	(279)
Municipal securities	51,316	(2,007)	—	—	51,316	(2,007)
Private label CMO	22,793	—	34,617	(5,076)	57,410	(5,076)
Asset-backed securities	28,089	(73)	108,660	(113,446)	136,749	(113,519)
Covered bonds	—	—	—	—	—	—
Corporate debt	138,792	(1,472)	119,620	(380)	258,412	(1,852)
Other securities	—	—	1,630	(35)	1,630	(35)

Total temporarily impaired securities	$286,627	$(3,831)	$264,527	$(118,937)	$551,154	$(122,768)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	417,614	(1,997)	—	—	417,614	(1,997)
Other agencies	3,070	(3)	—	—	3,070	(3)

Total U.S. Government backed securities	420,684	(2,000)	—	—	420,684	(2,000)
Municipal securities	6,667	(1)	7,311	(24)	13,978	(25)
Private label CMO	11,613	(48)	51,039	(12,533)	62,652	(12,581)
Asset-backed securities	252,671	(547)	113,663	(136,580)	366,334	(137,127)
Covered bonds	363,694	(7,214)	14,684	(538)	378,378	(7,752)
Corporate debt	237,401	(3,652)	198,338	(1,662)	435,739	(5,314)
Other securities	1,984	(16)	—	(265)	1,984	(281)

Total temporarily impaired securities	$1,294,714	$(13,478)	$385,035	$(151,602)	$1,679,749	$(165,080)

At December 31, 2012, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.1 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2012.

The following table is a summary of realized securities gains and losses for the years ended December 31, 2012, 2011 and 2010:

(dollar amounts in thousands)	2012	2011	2010
Gross gains on sales of securities	$8,612	$18,641	$28,992
Gross (losses) on sales of securities	(2,224)	(14,959)	(15,544)

Net gain (loss) on sales of securities	$6,388	$3,682	$13,448

Alt-A Mortgage-Backed, Pooled-Trust-Preferred, and Private-Label CMO Securities

Our three highest risk segments of our investment portfolio are the Alt-A mortgage-backed, pooled-trust-preferred, and 2003-2006 vintage private-label CMO portfolios. The Alt-A mortgage-backed securities and pooled-trust-preferred securities are in the asset-backed securities portfolio. These segments are in run-off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of trust preferred issuers and 2003 to 2006 non-agency mortgages. Each of these securities in these three segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table presents the credit ratings for our Alt-A mortgage-backed, pooled-trust-preferred, and private label CMO securities as of December 31, 2012 and 2011:

Credit Ratings of Selected Investment Securities (1)

			Average Credit Rating of Fair Value Amount
(dollar amounts in thousands)	Amortized Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$75,557	$71,568	$22,793	$—	$13,425	$3,801	$31,549
Alt-A mortgage-backed securities	27,712	25,742	—	25,742	—	—	—
Pooled-trust-preferred securities	195,760	84,296	—	—	22,338	—	61,958

Total at December 31, 2012	$299,029	$181,606	$22,793	$25,742	$35,763	$3,801	$93,507

Total at December 31, 2011	$342,867	$194,062	$1,045	$23,353	$52,935	$6,858	$109,871

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at December 31, 2012 and 2011. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,647	$30,440	$10,656	$(19,784)	C	30/35	11%	12%	—%
Alesco IV (1)	21,522	8,247	2,821	(5,426)	C	31/39	12	17	—
ICONS	20,000	20,000	13,186	(6,814)	BB	23/24	3	15	52
I-Pre TSL II	30,346	30,268	22,338	(7,930)	A	23/25	5	13	74
MM Comm III	7,220	6,898	4,357	(2,541)	B	6/10	5	9	24
Pre TSL IX	5,000	3,955	1,533	(2,422)	C	31/46	22	14	6
Pre TSL X (1)	17,768	9,432	5,208	(4,224)	C	34/50	27	14	—
Pre TSL XI (1)	25,428	22,005	6,998	(15,007)	C	42/62	29	16	—
Pre TSL XIII (1)	28,932	22,701	7,152	(15,549)	C	41/63	34	26	—
Reg Diversified (1)	25,500	6,908	380	(6,528)	D	23/43	43	14	—
Soloso (1)	12,500	3,906	503	(3,403)	C	39/64	30	24	—
Tropic III	31,000	31,000	9,164	(21,836)	CC	23/42	36	28	29

Total at December 31, 2012	$266,863	$195,760	$84,296	$(111,464)

Total at December 31, 2011	$268,853	$200,585	$73,809	$(126,776)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

For securities that Huntington does not expect to sell and it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. A discounted cash flow analysis, which includes evaluating the timing of the expected cash flows, is completed for all debt securities subject to credit impairment. The measurement of the credit loss component is equal to the difference between the debt security’s cost basis and the present value of its expected future cash flows discounted at the security’s original effective yield. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and, therefore, are recognized in OCI. Huntington believes that it will fully collect the carrying value of securities on which noncredit-related OTTI has been recognized in OCI. Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities which Huntington does expect to sell, or if it is more likely than not Huntington will be required to sell the security before recovery of its amortized cost basis, all OTTI is recognized in earnings. Presentation of OTTI is made in the Consolidated Statements of Income on a gross basis with a reduction for the amount of OTTI recognized in OCI. Once an OTTI is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Huntington applied the related OTTI guidance on the debt security types listed below.

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities are valued by a third party pricing specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, discount rates that are implied by market prices for similar securities, collateral structure types, and house price depreciation / appreciation rates that are based upon macroeconomic forecasts.

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 1% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 4.25% to LIBOR plus 16.25% as of December 31, 2012. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the periods ended December 31, 2012, 2011 and 2010, the following table summarizes by security type, OTTI recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$(361)	$(1,632)
Pooled-trust-preferred	—	(3,798)	(4,922)
Private label CMO	(1,614)	(2,550)	(7,149)

Total debt securities	(1,614)	(6,709)	(13,703)

Equity securities	(5)	(654)	(19)

Total available-for-sale and other securities	$(1,619)	$(7,363)	$(13,722)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2012 and 2011 as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011
Balance, beginning of year	$56,764	$54,536
Reductions from sales	(8,945)	(4,481)
Credit losses not previously recognized	—	42
Additional credit losses	1,614	6,667

Balance, end of year	$49,433	$56,764

The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at December 31, 2012.

As of December 31, 2012, Management has evaluated all other investment securities with unrealized losses and all nonmarketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

During 2012 and 2011, Huntington transferred $278.7 million and $469.1 million, respectively of federal agencies, mortgage-backed securities and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, $0.1 million and $0.5 million, respectively of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Additionally, during 2012 and 2011, Huntington purchased additional federal agencies, mortgage-backed securities and municipal securities, which were classified directly into the held-to-maturity portfolio.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	24,739	—	—
Over 10 years	1,624,483	1,672,702	640,551	660,186

Total Federal agencies: mortgage-backed securities	1,649,384	1,697,441	640,551	660,186

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	15,108	15,338	—	—
Over 10 years	69,399	71,341	—	—

Total other agencies	84,507	86,679	—	—

Total U.S. Government backed agencies	1,733,891	1,784,120	640,551	660,186

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	9,985	9,985	—	—

Total municipal securities	9,985	9,985	—	—

Total held-to-maturity securities	$1,743,876	$1,794,105	$640,551	$660,186

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2012 and 2011:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$1,649,384	$48,219	$(162)	$1,697,441
Other agencies	84,507	2,172	—	86,679

Total U.S. Government backed securities	1,733,891	50,391	(162)	1,784,120
Municipal securities	9,985	—	—	9,985

Total held-to-maturity securities	$1,743,876	$50,391	$(162)	$1,794,105

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2011
Federal Agencies:
Mortgage-backed securities	$640,551	$19,652	$(17)	$660,186
Other agencies	—	—	—	—

Total U.S. Government backed securities	640,551	19,652	(17)	660,186
Municipal securities	—	—	—	—

Total held-to-maturity securities	$640,551	$19,652	$(17)	$660,186

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2012, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Portfolio

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2012, 2011, and 2010:

(dollar amounts in thousands)	2012	2011	2010
Residential mortgage loans sold with servicing retained	$3,954,762	$3,078,475	$3,943,830
Pretax gains resulting from above loan sales (1)	128,408	77,591	106,495

(1)	Recorded in mortgage banking income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. At the time of initial capitalization, MSRs are recorded using either the fair value method or the amortization method. The election of the fair value method or amortization method is made at the time each servicing class is established. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Consolidated Statements of Income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2012 and 2011:

Fair Value Method

(dollar amounts in thousands)	2012	2011
Fair value, beginning of year	$65,001	$125,679
Change in fair value during the period due to:
Time decay (1)	(2,881)	(4,966)
Payoffs (2)	(14,389)	(19,464)
Changes in valuation inputs or assumptions (3)	(12,529)	(36,248)

Fair value, end of year	$35,202	$65,001

Weighted-average life (years)	3.2	3.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method

(dollar amounts in thousands)	2012	2011
Carrying value, beginning of year	$72,434	$70,516
New servicing assets created	36,123	32,505
Impairment charge	(4,374)	(17,649)
Amortization and other	(18,638)	(12,938)

Carrying value, end of year	$85,545	$72,434

Fair value, end of year	$85,612	$72,586

Weighted-average life (years)	3.3	3.4

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2012, and 2011 follows:

	December 31, 2012			December 31, 2011
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	19.52%	$(2,608)	$(5,051)	20.11%	$(4,720)	$(9,321)
Spread over forward interest rate swap rates	1,288 bps	(1,290)	(2,580)	650 bps	(1,511)	(3,023)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2012 and 2011 follows:

	December 31, 2012			December 31, 2011
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	15.45%	$(4,936)	$(9,451)	15.92%	$(3,679)	$(7,160)
Spread over forward interest rate swap rates	940 bps	(3,060)	(6,119)	953 bps	(2,605)	(5,211)

Total servicing fees included in mortgage banking income amounted to $46.2 million, $49.1 million, and $48.1 million in 2012, 2011, and 2010, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion, $15.9 billion, and $15.9 billion at December 31, 2012, 2011, and 2010, respectively.

Automobile Portfolio

In 2012, Huntington transferred automobile loans totaling $2.3 billion to trusts in two separate securitization transactions and received a total of $2.4 billion of net proceeds. Both securitizations qualified for sale accounting. An additional $0.2 billion of automobile loans were also sold, but not securitized, in 2012. As a result of these transactions, Huntington recognized total gains of $42.3 million which is reflected in noninterest income on the Consolidated Statements of Income and recorded a total servicing asset of $38.0 million which is reflected in accrued income and other assets on the Consolidated Balance Sheets.

Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees and other ancillary fees on the outstanding loan balances. Automobile loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale using a discounted future cash flow model. The model considers assumptions related to actual servicing income, adequate compensation for servicing, and other ancillary fees. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2012 and 2011, and the fair value at the end of each period were as follows:

(dollar amounts in thousands)	2012	2011
Carrying value, beginning of year	$13,377	$97
New servicing assets created	38,043	16,039
Impairment charge	(75)	——
Amortization and other	(15,739)	(2,759)

Carrying value, end of year	$35,606	$13,377

Fair value, end of year	$36,470	$13,428

Weighted-average life (years)	4.3	4.7

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at December 31, 2012 and 2011 follows:

	December 31, 2012			December 31, 2011
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	13.80%	$(880)	$(1,771)	15.60%	$(362)	$(708)
Spread over forward interest rate swap rates	500 bps	(18)	(36)	NA	NA	NA

Servicing income, net of amortization of capitalized servicing assets, amounted to $8.7 million, $2.0 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The unpaid principal balance of automobile loans serviced for third parties was $2.5 billion, $0.9 billion, and $0.1 billion at December 31, 2012, 2011, and 2010, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. No segments were significantly changed and no reallocation of goodwill occurred in either 2012 or 2011.

A rollforward of goodwill by business segment for the years ended December 31, 2012 and 2011, is presented in the table below:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, January 1, 2011	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments / Reallocation of goodwill	—	—	—	—	—	—

Balance, December 31, 2011	286,824	16,169	—	98,951	42,324	444,268
Adjustments / Reallocation of goodwill	—	—	—	—	—	—

Balance, December 31, 2012	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis as of October 1st each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded in either 2012 or 2011.

At December 31, 2012 and 2011, Huntington’s other intangible assets consisted of the following:

	Gross			Net
	Carrying		Accumulated	Carrying
(dollar amounts in thousands)	Amount		Amortization	Value
December 31, 2012
Core deposit intangible	$380,249	(1)	$(302,003)	$78,246
Customer relationship	104,574		(50,925)	53,649
Other	25,164		(24,902)	262

Total other intangible assets	$509,987		$(377,830)	$132,157

December 31, 2011
Core deposit intangible	$376,846		$(263,410)	$113,436
Customer relationship	104,574		(43,052)	61,522
Other	25,164		(24,820)	344

Total other intangible assets	$506,584		$(331,282)	$175,302

(1)	Includes $3,403 thousand related to the FDIC-assisted acquisition of Fidelity Bank on March 30, 2012.

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2013	$41,083
2014	36,368
2015	20,207
2016	6,993
2017	6,511

8. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following in December 31, 2012 and 2011:

	At December 31,
(dollar amounts in thousands)	2012	2011
Land and land improvements	$127,280	$123,312
Buildings	393,674	375,603
Leasehold improvements	177,395	218,957
Equipment	690,561	635,175

Total premises and equipment	1,388,910	1,353,047
Less accumulated depreciation and amortization	(771,653)	(788,618)

Net premises and equipment	$617,257	$564,429

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2012, 2011, and 2010 were:

(dollar amounts in thousands)	2012	2011	2010
Total depreciation and amortization of premises and equipment	$76,170	$70,413	$64,934
Rental income credited to occupancy expense	11,519	10,878	10,108

9. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2012 and 2011 were comprised of the following:

	At December 31,
(dollar amounts in thousands)	2012	2011
Federal funds purchased and securities sold under agreements to repurchase	$575,899	$1,434,310
Other borrowings	13,915	6,782

Total short-term borrowings	$589,814	$1,441,092

Other borrowings consist of borrowings from the Treasury and other notes payable.

For each of the three years ended December 31, 2012, 2011, and 2010, weighted average interest rate at year-end, the maximum balance for the year, the average balance for the year, and weighted average interest rate for the year by category of short-term borrowings was as follows:

(dollar amounts in thousands)	2012	2011	2010
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.15%	0.17%	0.19%
Other short-term borrowings	1.98	2.74	0.53

Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$1,590,082	$2,430,992	$2,084,431
Other short-term borrowings	26,071	86,262	107,716

Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$1,293,348	$2,009,039	$1,375,154
Other short-term borrowings	16,983	46,245	70,220

Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.14%	0.16%	0.19%
Other short-term borrowings	1.36	0.59	0.43

10. FEDERAL HOME LOAN BANK ADVANCES

Huntington’s advances from the Federal Home Loan Bank had weighted average interest rates of 0.18% and 0.19% at December 31, 2012 and 2011, respectively. These advances, which predominantly had variable interest rates, were collateralized by qualifying real estate loans. As of December 31, 2012 and 2011, Huntington’s maximum borrowing capacity was $4.0 billion and $3.5 billion, respectively. The advances outstanding at December 31, 2012 of $1.0 billion mature as follows: $1.0 billion in 2013; and less than $0.1 billion in 2017 and thereafter.

11. OTHER LONG-TERM DEBT

Huntington’s other long-term debt consisted of the following:

	At December 31,
(dollar amounts in thousands)	2012	2011
5.04% The Huntington National Bank medium-term notes due through 2018	$41,557	$641,443
0.88% Securitization trust notes payable due through 2018 (1)	2,086	333,644
5.54% Securitization trust note payable due 2014	—	123,039
5.64% Securitization trust note payable due 2013	—	18,230
2.56% Class B preferred securities of subsidiary, no maturity (2)	65,000	65,000
7.88% Class C preferred securities of subsidiary, no maturity	50,000	50,000
Other	141	161

Total other long-term debt	$158,784	$1,231,517

(1)	Variable effective rate at December 31, 2012, based on one month LIBOR + 0.67 or 0.88%.
(2)	Variable effective rate at December 31, 2012, based on one month LIBOR + 2.35 or 2.56%.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 20 for more information regarding such financial instruments.

In 2010, approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million were transferred to Tower Hill Securities, Inc., an unconsolidated entity, in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer did not meet the sale requirement of ASC 860 and therefore has been reflected as a secured financing on the Consolidated Financial Statements of Huntington.

Other long-term debt maturities for the next five years and thereafter are as follows:

Other long-term
(dollar amounts in thousands)	debt maturities
2013	$141
2014	—
2015	—
2016	—
2017	—
and thereafter	152,086

These maturities are based upon the par values of the long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2012, Huntington was in compliance with all such covenants.

12. SUBORDINATED NOTES

At December 31, Huntington’s subordinated notes consisted of the following:

	At December 31,
(dollar amounts in thousands)	2012	2011
Parent company:
6.21% subordinated notes due 2013	$49,892	$49,482
7.00% subordinated notes due 2020	350,656	344,347
1.01% junior subordinated debentures due 2027 (1)	111,816	111,816
0.93% junior subordinated debentures due 2028 (2)	54,593	54,593
8.54% junior subordinated debentures due 2029	—	23,192
8.56% junior subordinated debentures due 2030	—	64,194
3.34% junior subordinated debentures due 2033	—	30,929
3.65% junior subordinated debentures due 2033	—	6,186
1.71% junior subordinated debentures due 2036 (3)	72,165	72,165
1.76% junior subordinated debentures due 2036 (3)	74,320	77,320
6.69% junior subordinated debentures due 2067	—	114,101
The Huntington National Bank:
6.21% subordinated notes due 2012	—	64,959
5.00% subordinated notes due 2014	130,186	134,225
5.59% subordinated notes due 2016	110,321	111,953
6.67% subordinated notes due 2018	150,219	151,444
5.45% subordinated notes due 2019	92,923	92,462

Total subordinated notes	$1,197,091	$1,503,368

(1)	Variable effective rate at December 31, 2012, based on three month LIBOR + 0.70%.
(2)	Variable effective rate at December 31, 2012, based on three month LIBOR + 0.625%.
(3)	Variable effective rate at December 31, 2012, based on three month LIBOR + 1.40%.

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

During 2012 and 2011, Huntington retired $230.3 million and $36.1 million, respectively of junior subordinated debentures, which resulted in net pre-tax gains of $0.8 million and $9.7 million, respectively. These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense, in the Consolidated Financial Statements.

13. OTHER COMPREHENSIVE INCOME

The components of Huntington’s OCI in the three years ended December 31, were as follows:

	2012
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$19,215	$(6,725)	$12,490
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	90,318	(32,137)	58,181
Less: Reclassification adjustment for net gains included in net income	(4,769)	1,669	(3,100)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	104,764	(37,193)	67,571

Net change in unrealized holding gains (losses) on available-for-sale equity securities	344	(120)	224
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(5,476)	1,907	(3,569)
Less: Reclassification adjustment for net losses (gains) losses included in net income	14,992	(5,237)	9,755

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	9,516	(3,330)	6,186

Net actuarial gains (losses) arising during the year	(105,527)	36,934	(68,593)
Amortization of net actuarial loss and prior service cost included in income	27,013	(9,455)	17,558

Net change in pension and post-retirement obligations	(78,514)	27,479	(51,035)

Total other comprehensive (loss) income	$36,110	$(13,164)	$22,946

	2011
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment (losses) recoveries on debt securities not expected to be sold	11,537	(4,038)	7,499
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	95,586	(33,455)	62,131
Less: Reclassification adjustment for net gains included in net income	3,681	(1,288)	2,393

Net change in unrealized holding gains (losses) on available-for-sale debt securities	110,804	(38,781)	72,023

Net change in unrealized holding gains (losses) on available-for-sale equity securities	612	(215)	397
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	4,875	(1,703)	3,172
Less: Reclassification adjustment for net losses (gains) losses included in net income	3,107	(1,091)	2,016

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	7,982	(2,794)	5,188

Net actuarial gains (losses) arising during the year	(104,146)	36,451	(67,695)
Amortization of net actuarial loss and prior service cost included in income	21,261	(7,441)	13,820

Net change in pension and post-retirement obligations	(82,885)	29,010	(53,875)

Total other comprehensive income (loss)	$36,513	$(12,780)	$23,733

	2010
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment losses on debt securities not expected to be sold	23,569	(8,249)	15,320
Unrealized holding (losses) gains on available-for-sale debt securities arising during the period	(14,498)	5,019	(9,479)
Less: Reclassification adjustment for net gains included in net income	274	(96)	178

Net change in unrealized holding (losses) gains on available-for-sale debt securities	9,345	(3,326)	6,019

Net change in unrealized holding (losses) gains on available-for-sale equity securities	(162)	57	(105)
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	80,069	(28,126)	51,943
Less: Reclassification adjustment for net losses (gains) losses included in net income	(115,692)	40,594	(75,098)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(35,623)	12,468	(23,155)

Net actuarial gains (losses) arising during the year	(45,804)	16,031	(29,773)
Amortization of net actuarial loss and prior service cost included in income	16,541	(5,789)	10,752

Net change in pension and post-retirement obligations	(29,263)	10,242	(19,021)

Total other comprehensive (loss) income	$(55,703)	$19,441	$(36,262)

Activity in accumulated OCI for the three years ended December 31, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, January 1, 2010	$(103,060)	$(322)	$58,865	$(112,468)	$(156,985)
Cumulative effect of change in accounting principle for consolidation of variable interest entities, net of tax	(4,249)	—	—	—	(4,249)

Balance, January 1, 2010, as adjusted	(107,309)	(322)	58,865	(112,468)	(161,234)
Period change	6,019	(105)	(23,155)	(19,021)	(36,262)

Balance, December 31, 2010	(101,290)	(427)	35,710	(131,489)	(197,496)

Period change	72,023	397	5,188	(53,875)	23,733

Balance, December 31, 2011	(29,267)	(30)	40,898	(185,364)	(173,763)

Period change	67,571	224	6,186	(51,035)	22,946

Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)

(1)	Amount at December 31, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

14. SHAREHOLDERS’ EQUITY

Preferred Stock issued and outstanding

In 2008, Huntington issued 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share. Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.

In 2011, Huntington issued $35.5 million par value Floating Rate Series B Non-Cumulative Perpetual Preferred Stock with a liquidation preference of $1,000 per share (the Series B Preferred Stock) and, in certain cases, an additional amount of cash consideration, in exchange for $35.5 million of (1) Huntington Capital I Floating Rate Capital Securities, (2) Huntington Capital II Floating Rate Capital Securities, (3) Sky Financial Capital Trust III Floating Rate Capital Securities and (4) Sky Financial Capital Trust IV Floating Rate Capital Securities.

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

Share Repurchase Program

Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan that was submitted to the Federal Reserve in January 2012. During 2012, Huntington repurchased a total of 23.3 million shares of common stock, at a weighted average share price of $6.36. Huntington did not repurchase any shares of common stock during 2011.

15. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock (See Note 14). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year ended December 31,
(dollar amounts in thousands, except per share amounts)	2012	2011	2010
Basic earnings per common share:
Net income	$641,022	$542,613	$312,347
Preferred stock dividends, deemed dividends and accretion of discount	(31,989)	(30,813)	(172,032)

Net income available to common shareholders	$609,033	$511,800	$140,315
Average common shares issued and outstanding	857,962	863,691	726,934
Basic earnings per common share	$0.71	$0.59	$0.19

Diluted earnings per common share
Net income available to common shareholders	$609,033	$511,800	$140,315
Effect of assumed preferred stock conversion	—	—	—

Net income applicable to diluted earnings per share	$609,033	$511,800	$140,315
Average common shares issued and outstanding	857,962	863,691	726,934
Dilutive potential common shares:
Stock options and restricted stock units and awards	4,202	2,916	1,722
Shares held in deferred compensation plans	1,238	1,017	876
Conversion of preferred stock	—	—	—

Dilutive potential common shares:	5,440	3,933	2,598

Total diluted average common shares issued and outstanding	863,402	867,624	729,532
Diluted earnings per common share	$0.71	$0.59	$0.19

Approximately 24.4 million, 23.6 million, and 18.5 million options to purchase shares of common stock outstanding at the end of 2012, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

During the 2012 second quarter, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At December 31, 2012, 39.4 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2012, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2013.

Huntington uses the Black-Scholes option pricing model to value share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates, and updated as necessary, and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option.

The following table illustrates the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Assumptions
Risk-free interest rate	1.10%	1.95%	2.30%
Expected dividend yield	2.38	2.63	0.68
Expected volatility of Huntington’s common stock	34.9	30.0	38.5
Expected option term (years)	6.0	6.0	6.0

Weighted-average grant date fair value per share	$1.78	$1.40	$2.20

The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2012, 2011, and 2010:

(dollar amounts in thousands)	2012	2011	2010
Share-based compensation expense	$27,873	$19,666	$15,453
Tax benefit	9,298	6,708	5,408

Huntington’s stock option activity and related information for the year ended December 31, 2012, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2012	27,205	$11.47
Granted	5,920	6.71
Exercised	(520)	4.33
Forfeited/expired	(5,837)	19.21

Outstanding at December 31, 2012	26,768	$8.87	4.5	$9,449

Vested and expected to vest at December 31, 2012 (1)	12,322	$6.26	5.8	$3,388

Exercisable at December 31, 2012	13,037	$11.61	3.1	$5,749

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2012, 2011, and 2010, cash received for the exercises of stock options was $2.3 million, $0.5 million and $0.2 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.3 million, $0.1 million and less than $0.1 million in 2012, 2011, and 2010, respectively.

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2012, and activity for the year ended December 31, 2012:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Share	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2012	7,591	$6.09	—	$—
Granted	2,994	6.68	694	6.77
Vested	(1,647)	5.53	—	—
Forfeited	(454)	6.24	—	—

Nonvested at December 31, 2012	8,484	$6.40	694	$6.77

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2012, 2011 and 2010, were $6.69, $6.24, and $6.15, respectively. The total fair value of awards vested during the years ended December 31, 2012, 2011, and 2010, was $9.1 million, $11.2 million, and $3.0 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to nonvested awards was $32.8 million with a weighted-average expense recognition period of 2.0 years.

The following table presents additional information regarding options outstanding as of December 31, 2012:

(amounts in thousands, except years and per share amounts)	Options Outstanding			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0 to $5.63	2,968	3.8	$4.54	2,201	$4.39
$5.64 to $6.02	10,120	5.6	6.02	3,373	6.02
$6.03 to $15.95	8,600	5.5	6.75	2,383	6.91
$15.96 to $24.56	5,080	1.1	20.65	5,080	20.65

Total	26,768	4.5	$8.87	13,037	$11.61

17. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006 and 2007 tax returns. In addition, we will appeal certain proposed adjustments resulting from the IRS examination of our 2008 and 2009 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. During 2011, Management entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the 2013 first quarter, the IRS will begin its examination of our 2010 and 2011 federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2006 and forward.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2012, Huntington had gross unrecognized tax benefits of $6.2 million in income tax liability related to tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Consolidated Financial Statements as a whole. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in thousands)	2012	2011
Unrecognized tax benefits at beginning of year	$11,896	$49,506
Gross increases for tax positions taken during prior years	—	—
Gross decreases for tax positions taken during prior years	(5,650)	(37,610)

Unrecognized tax benefits at end of year	$6,246	$11,896

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized $0.1 million of interest benefit for the year ended December 31, 2012, and $0.1 million, and $2.2 million of interest expense for the years ended December 31, 2011 and 2010, respectively. Total interest accrued was $2.2 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Current tax provision (benefit)
Federal	$24,006	$10,468	$40,675
State	6,966	(5,040)	29,539

Total current tax provision (benefit)	30,972	5,428	70,214

Deferred tax provision (benefit)
Federal	186,396	158,709	(30,243)
State	(33,273)	484	(7)

Total deferred tax provision (benefit)	153,123	159,193	(30,250)

Provision for income taxes	$184,095	$164,621	$39,964

Tax impact associated with securities transactions included in the above amounts were $1.7 million of tax expense in 2012, and tax benefits of $1.3 million in 2011, and $0.1 million in 2010.

The following is a reconcilement of provision for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Provision for income taxes computed at the statutory rate	$288,791	$247,532	$123,310
Increases (decreases):
Tax-exempt interest income	(15,752)	(9,695)	(6,680)
Tax-exempt bank owned life insurance income	(19,151)	(21,169)	(20,595)
Dividends	—	(17,744)	—
Asset securitization activities	—	—	46,160
General business credits	(49,654)	(31,269)	(23,360)
State deferred tax asset valuation allowance adjustment, net	(21,251)	—	—
Capital loss	(18,659)	(7,000)	(62,681)
Loan acquisitions	—	—	(43,650)
Affordable housing investment amortization	13,621	5,983	4,344
State income taxes, net	4,152	(2,962)	19,196
Other	1,998	945	3,920

Provision for income taxes	$184,095	$164,621	$39,964

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in thousands)	2012	2011
Deferred tax assets:
Allowances for credit losses	$282,175	$348,269
Loss and other carryforwards	215,232	217,877
Fair value adjustments	84,740	92,569
Accrued expense/prepaid	39,813	32,736
Purchase accounting adjustments	8,383	10,556
Partnership investments	7,148	—
Other	17,883	15,661

Total deferred tax assets	655,374	717,668

Deferred tax liabilities:
Lease financing	122,395	65,029
Loan origination costs	61,189	51,124
Purchase accounting adjustments	50,704	51,754
Operating assets	35,655	33,511
Pension and other employee benefits	33,898	19,290
Securities adjustments	30,713	40,273
Mortgage servicing rights	30,686	45,948
Partnership investments	—	6,761
Other	21,447	15,558

Total deferred tax liabilities	386,687	329,248

Net deferred tax asset before valuation allowance	268,687	388,420
Valuation allowance	(64,812)	(23,594)

Net deferred tax asset	$203,875	$364,826

At December 31, 2012, Huntington’s net deferred tax asset related to loss and other carryforwards was $215.2 million. This was comprised of federal net operating loss carryforwards of $27.0 million, which will begin expiring in 2023, $86.6 million of state net operating loss carryforward, which will begin expiring in 2015, an alternative minimum tax credit carryforward of $50.1 million, which may be carried forward indefinitely, a general business credit carryover of $47.7 million, which will begin expiring in 2027, a capital loss carryforward of $3.0 million, which will expire in 2015, and a charitable contribution carryforward of $0.8 million, which will expire in 2016. A valuation allowance of $3.0 million has been established for the capital loss carryforward because Management believes that it is more likely than not that the realization of this asset will not occur. The valuation allowance on this capital loss carryforward decreased $20.5 million compared with 2011 from the utilization and expiration of capital loss carryforwards.

In prior periods, Huntington established a full valuation allowance against state deferred tax assets and state net operating loss carryforwards based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax asset and net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted state taxable income, the Company believes that it is more likely than not that a portion of the state deferred tax asset and state net operating loss carryforwards will be realized. As a result of this analysis, a valuation allowance of $32.7 was adjusted for the portion of the deferred tax asset and state net operating loss carryforwards the Company expects to realize.

A valuation allowance of $64.8 million remains for certain state deferred tax assets, state net operating loss carryforwards, and capital loss carryfowards that are not expected to be realized within the carryforward periods. In Management’s opinion, the results of future operations will generate sufficient taxable income to realize the net operating loss, alternative minimum tax credit carryforward, charitable contribution carryforward, and general business credit carryforward. Consequently, Huntington determined that a valuation allowance for these deferred tax assets was not required as of December 31, 2012.

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

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2012 and 2011, and the net periodic benefit cost for the years then ended:

	Pension		Post-Retirement
	Benefits		Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.83%	4.57%	3.28%	4.34%
Rate of compensation increase	4.50	4.50	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.57	5.35	4.34	5.00
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A

N/A—Not Applicable

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

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension		Post-Retirement
	Benefits		Benefits
(dollar amounts in thousands)	2012	2011	2012	2011
Projected benefit obligation at beginning of measurement year	$656,339	$577,770	$32,851	$34,241
Changes due to:
Service cost	24,869	21,650	—	—
Interest cost	29,215	30,073	1,350	1,618
Benefits paid	(13,719)	(12,285)	(3,850)	(4,895)
Settlements	(10,444)	(10,408)	—	—
Medicare subsidies	—	—	740	670
Actuarial assumptions and gains and losses	97,518	49,539	(3,304)	1,217

Total changes	127,439	78,569	(5,064)	(1,390)

Projected benefit obligation at end of measurement year	$783,778	$656,339	$27,787	$32,851

Benefits paid are net of retiree contributions collected by Huntington. The actual contributions received in 2012 by Huntington for the retiree medical program were $2.8 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2012 and 2011 measurement dates:

	Pension
	Benefits
(dollar amounts in thousands)	2012	2011
Fair value of plan assets at beginning of measurement year	$538,970	$478,479
Changes due to:
Actual return on plan assets	43,810	(6,593)
Employer contributions	75,000	90,000
Settlements	(10,444)	(10,631)
Benefits paid	(13,719)	(12,285)

Total changes	94,647	60,491

Fair value of plan assets at end of measurement year	$633,617	$538,970

Huntington’s accumulated benefit obligation under the Plan was $775.2 million and $651.3 million at December 31, 2012 and 2011. As of December 31, 2012, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $141.6 million and the projected benefit obligation exceeded the fair value of Huntington’s plan assets by $150.2 million.

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2012:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$24,869	$21,650	$20,205	$—	$—	$—
Interest cost	29,215	30,073	28,869	1,350	1,618	1,731
Expected return on plan assets	(45,730)	(43,290)	(42,113)	—	—	—
Amortization of transition asset	(4)	(5)	5	—	—	—
Amortization of prior service cost	(5,767)	(5,767)	(5,766)	(1,353)	(1,354)	(1,353)
Amortization of loss	26,956	23,494	14,989	(332)	(423)	(699)
Settlements	5,405	5,483	9,694	—	—	—

Benefit costs	$34,944	$31,638	$25,883	$(335)	$(159)	$(321)

Included in benefit costs are $1.1 million, $0.8 million, and $1.0 million of plan expenses that were recognized in the three years ended December 31, 2012, 2011, and 2010. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2013, Management expects net periodic pension cost, excluding any expense of settlements, to approximate $42.7 million for 2013. The postretirement medical and life subsidy was eliminated for anyone that retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.

The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $7.1 million, and $38.5 million, respectively.

At December 31, 2012 and 2011, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	2012		2011 (1)
Cash	$22	—%	$25	—%
Cash equivalents:
Huntington funds—money market	6,012	1	39,943	7
Fixed income:
Huntington funds—fixed income funds	84,688	13	174,615	32
Corporate obligations	149,241	24	—	—
U.S. Government Obligations	36,595	6	—	—
U.S. Government Agencies	7,511	1	—	—
Equities:
Huntington funds	312,479	49	283,963	53
Huntington common stock	37,069	6	40,424	8
Other common stock	—	—	—	—

Fair value of plan assets	$633,617	100%	$538,970	100%

(1)	A $40 million contribution to the Plan on December 28, 2011, had not yet been invested and was in Huntington Funds-money market as of December 31, 2011.

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2012 are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible that changes in the values of investments will occur in the near term and that such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At December 31, 2012, Plan assets were invested less than 1% in cash and cash equivalents, 55% in equity investments, and 44% in bonds, with an average duration of 12.0 years on bond investments. The estimated life of benefit obligations was 14 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

The following table shows the number of shares and dividends received on shares of Huntington stock held by the Plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2012	2011
Shares in Huntington common stock(1)	5,764,986	7,309,986
Dividends received on shares of Huntington stock	$1,085	$409

(1)	The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

At December 31, 2012, the following table shows when benefit payments, which include expected future service, as appropriate, were expected to be paid:

		Post-
	Pension	Retirement
(dollar amounts in thousands)	Benefits	Benefits
2013	$42,743	$3,837
2014	42,537	3,585
2015	42,960	3,369
2016	43,329	3,156
2017	43,903	2,994
2018 through 2022	240,842	12,380

Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2013 plan year. Anticipated contributions for 2013 to the post-retirement benefit plan are $3.1 million.

The assumed healthcare cost trend rate has an effect on the amounts reported. A one percentage point increase would decrease service and interest costs and the post-retirement benefit obligation by less than $0.01million and $0.01 million, respectively. A one percentage point decrease would increase service and interest costs and the post-retirement benefit obligation by less than $0.01 million and $0.02 million, respectively.

The 2013 and 2012 healthcare cost trend rate was projected to be 7.7% for pre-65 aged participants and 8.2% for post-65 aged participants. These rates are assumed to decrease gradually until they reach 4.5% for both pre-65 aged participants and post-65 aged participants in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2012 and 2011, Huntington has an accrued pension liability of $35.4 million and $26.9 million, respectively, associated with these plans. Pension expense for the plans was $2.5 million, $1.8 million, and $1.8 million in 2012, 2011, and 2010, respectively.

The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2012 and 2011 for all of Huntington defined benefit plans:

(dollar amounts in thousands)	2012	2011
Accrued expenses and other liabilities	$213,335	$177,092

The following tables present the amounts recognized in OCI as of December 31, 2012, 2011, and 2010, and the changes in accumulated OCI for the years ended December 31, 2012, 2011, and 2010:

(dollar amounts in thousands)	2012	2011	2010
Net actuarial loss	$(262,187)	$(215,628)	$(166,183)
Prior service cost	25,788	30,261	34,688
Transition liability	—	3	6

Defined benefit pension plans	$(236,399)	$(185,364)	$(131,489)

	2012
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(285,177)	$99,813	$(185,364)
Net actuarial (loss) gain:
Amounts arising during the year	(105,527)	36,934	(68,593)
Amortization included in net periodic benefit costs	33,880	(11,858)	22,022
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,865)	2,403	(4,462)
Transition obligation:
Amortization included in net periodic benefit costs	(2)	—	(2)

Balance, end of year	$(363,691)	$127,292	$(236,399)

	2011
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(202,292)	$70,803	$(131,489)
Net actuarial (loss) gain:
Amounts arising during the year	(104,146)	36,451	(67,695)
Amortization included in net periodic benefit costs	28,077	(9,827)	18,250
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,811)	2,384	(4,427)
Transition obligation:
Amortization included in net periodic benefit costs	(5)	2	(3)

Balance, end of year	$(285,177)	$99,813	$(185,364)

	2010
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(173,029)	$60,561	$(112,468)
Net actuarial (loss) gain:
Amounts arising during the year	(45,804)	16,031	(29,773)
Amortization included in net periodic benefit costs	23,313	(8,159)	15,154
Prior service cost:
Amortization included in net periodic benefit costs	(6,777)	2,372	(4,405)
Transition obligation:
Amortization included in net periodic benefit costs	5	(2)	3

Balance, end of year	$(202,292)	$70,803	$(131,489)

Huntington has a defined contribution plan that is available to eligible employees. Huntington matched participant contributions, up to the first 3% of base pay contributed to the Plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the Plan. Starting January 1, 2013, Huntington matches participant contributions dollar-for-dollar, up to 4% of base pay contributed to the Plan.

The following table shows the costs of providing the defined contribution plan as of December 31:

	December 31,
(dollar amounts in thousands)	2012	2011	2010
Defined contribution plan	$16,926	$14,980	$8,787

The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan as of December 31:

	December 31,
(dollar amounts in thousands, except share amounts)	2012	2011
Shares in Huntington common stock	14,892,094	15,051,291
Market value of Huntington common stock	$95,160	$82,632
Dividends received on shares of Huntington stock	2,414	1,055

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

The Alt-A, private label CMO and pooled-trust-preferred securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The Alt-A and private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of the pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures.

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third party pricing specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820

Huntington utilizes the same processes to determine the fair value of investment securities classified as held-to-maturity for impairment evaluation purposes.

Automobile loans

Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for the automobile loan receivables and the associated notes payable at fair value per guidance supplied in ASC 825. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2012
Assets
Mortgage loans held for sale	$—	$452,949	$—	$—	$452,949

Trading account securities:
Federal agencies: Mortgage-backed	—	—	—	—	—
Municipal securities	—	15,218	—	—	15,218
Other securities	75,729	258	—	—	75,987

	75,729	15,476	—	—	91,205

Available-for-sale and other securities:
U.S. Treasury securities	52,311	—	—	—	52,311
Federal agencies: Mortgage-backed (2)	—	4,264,670	—	—	4,264,670
Federal agencies: Other agencies	—	359,626	—	—	359,626
Municipal securities	—	439,772	61,228	—	501,000
Private-label CMO	—	22,793	48,775	—	71,568
Asset-backed securities	—	919,046	110,037	—	1,029,083
Covered bonds	—	290,625	—	—	290,625
Corporate debt	—	668,142	—	—	668,142
Other securities	17,177	3,898	—	—	21,075

	69,488	6,968,572	220,040	—	7,258,100
Automobile loans	—	—	142,762	—	142,762

MSRs	—	—	35,202	—	35,202

Derivative assets	6,368	465,517	13,180	(99,368)	385,697

Liabilities
Securitization trust notes payable	—	—	—	—	—

Derivative liabilities	6,813	228,312	478	(83,415)	152,188

Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2011
Assets
Mortgage loans held for sale	$—	$343,588	$—	$—	$343,588

Trading account securities:
Federal agencies: Mortgage-backed	—	5,541	—	—	5,541
Municipal securities	—	8,147	—	—	8,147
Other securities	32,085	126	—	—	32,211

	32,085	13,814	—	—	45,899

Available-for-sale and other securities:
U.S. Treasury securities	53,204	—	—	—	53,204
Federal agencies: Mortgage-backed (2)	—	4,464,892	—	—	4,464,892
Federal agencies: Other agencies	—	735,544	—	—	735,544
Municipal securities	—	312,634	95,092	—	407,726
Private-label CMO	—	—	72,364	—	72,364
Asset-backed securities	—	845,390	121,698	—	967,088
Covered bonds	—	504,045	—	—	504,045
Corporate debt	—	528,883	—	—	528,883
Other securities	53,619	4,134	—	—	57,753

	106,823	7,395,522	289,154	—	7,791,499
Automobile loans	—	—	296,250	—	296,250
MSRs	—	—	65,001	—	65,001
Derivative assets	4,886	485,428	6,770	(94,082)	403,002
Liabilities
Securitization trust notes payable	—	123,039	—	—	123,039
Derivative liabilities	12,245	246,132	6,939	—	265,316
Other liabilities	—	751	—	—	751

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)	During 2012 and 2011, Huntington transferred $278.2 million and $469.1 million, respectively of federal agencies: mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All securities were previously classified as Level 2 in the fair value hierarchy.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2012, 2011, and 2010 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology:

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250	$—
Total gains / losses:
Included in earnings	(29,799)	10,617	—	(796)	(59)	(1,230)	—
Included in OCI	—	—	(1,637)	8,245	23,138	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(3,040)	(15,183)	(20,852)	—	—
Repayments	—	—	—	—	—	(152,258)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	2,254	(29,187)	(15,855)	(13,888)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(29,799)	$5,818	$(1,637)	$8,245	$23,138	$(1,230)$	—

	Level 3 Fair Value Measurements
	Year ended December 31, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—
Total gains / losses:
Included in earnings	(60,678)	211	—	(1,673)	(3,065)	(6,577)	—
Included in OCI	—	—	—	349	2,070	—	—
Purchases	—	—	1,760	—	—	—	—
Sales	—	—	—	(20,958)	—	—	—
Repayments	—	—	—	—	—	(219,890)	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(1,346)	(56,474)	(27,279)	(39,991)	—	—
Transfers in / out of Level 3	—	—	—	—	—	—	—

Balance, end of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(60,678)	$(1,135)	$—	$(1,494)	$595	$(6,577)	$—

	Level 3 Fair Value Measurements
	Year ended December 31, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Balance, beginning of year	$176,427	$(4,236)	$11,515	$477,319	$407,098	$—	$25,872
Total gains / losses:
Included in earnings	(50,748)	4,413	—	(5,117)	(6,160)	(2,267)	—
Included in OCI	—	—	—	44,475	16,191	—	—
Purchases	—	—	—	—	—	—	—
Sales	—	—	(112,322)	(312,460)	(53,806)	—	—
Repayments	—	—	—	—	—	(266,381)	—
Issuances	—	(1,741)	—	—	—	—	—
Settlements	—	2,530	(73,024)	(82,292)	(16,566)	—	—
Transfers in / out of Level 3 (1)	—	—	323,637	—	(184,073)	791,365	(25,872)

Balance, end of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717	$—

The amount of total gains or losses for the period included in earnings (or OCI) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(50,748)	$1,715	$—	$5,565	$15,113	$(2,267)	$—

(1)	Transfers in / out of Level 3 include a transfer in of $323.6 million relating to municipal securities, due to lack of observable market data, a transfer out of $184.1 million of securities related to the consolidation of the 2009 Trust and a transfer in of $791.4 million of loans related to the 2009 Trust.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2012, 2011, and 2010:

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(29,799)	$10,617	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,614)	—	—	—
Interest and fee income	—	—	—	818	(59)	(6,950)	—
Noninterest income	—	—	—	—	—	5,720	—

Total	$(29,799)	$10,617	$—	$(796)	$(59)	$(1,230)	$—

	Level 3 Fair Value Measurements
	Year ended December 31, 2011
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(60,678)	$6,635	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,551)	(4,159)	—	—
Interest and fee income	—	—	—	878	1,094	(11,645)	—
Noninterest income	—	(6,424)	—	—	—	5,068	—

Total	$(60,678)	$211	$—	$(1,673)	$(3,065)	$(6,577)	$—

	Level 3 Fair Value Measurements
	Year ended December 31, 2010
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private	backed	Automobile	Equity
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans	investments
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(50,748)	$4,413	$—	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(7,149)	(6,554)	—	—
Interest and fee income	—	—	—	2,032	394	(11,202)	—
Noninterest income	—	—	—	—	—	8,935	—

Total	$(50,748)	$4,413	$—	$(5,117)	$(6,160)	$(2,267)	$—

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2012			December 31, 2011
	Fair value	Aggregate		Fair value	Aggregate
	carrying	unpaid		carrying	unpaid
(dollar amounts in thousands)	amount	principal	Difference	amount	principal	Difference
Assets
Mortgage loans held for sale	$452,949	$438,254	$14,695	$343,588	$328,641	$14,947
Automobile loans	142,762	140,916	1,846	296,250	293,174	3,076
Liabilities
Securitization trust notes payable	—	—	—	123,039	121,016	2,023

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2012, 2011 and 2010:

	Net gains (losses) from fair value changes
	Year ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Assets
Mortgage loans held for sale	$4,284	$13,842	$(5,633)
Automobile loans	(1,231)	(6,577)	(2,267)
Liabilities
Securitization trust notes payable	(2,023)	(7,731)	(9,565)

	Gains (losses) included in fair value changes
	associated with instrument specific credit risk
	Year ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Assets
Automobile loans	$2,749	$6,610	$3,370

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2012, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the
	Fair Value at	Identical Assets	Inputs	Inputs	Year Ended
(dollar amounts in thousands)	December 31,	(Level 1)	(Level 2)	(Level 3)	December 31,
2012
Impaired loans	$150,873	$—	$—	$150,873	$(43,386)
Other real estate owned	28,097	—	—	28,097	$(8,284)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. During the year ended December 31, 2012, Huntington identified $150.9 million of impaired loans for which the fair value is recorded based upon collateral value. For the year ended December 31, 2012, nonrecurring fair value losses of $43.4 million were recorded within the provision for credit losses.

Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third party price opinions, less estimated selling costs. During the year ended December 31, 2012, Huntington recorded $28.1 million of OREO assets at fair value and recognized losses of $8.3 million, recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands,	Fair Value at	Valuation	Significant	Range
except net costs to service)	December 31, 2012	Technique	Unobservable Input	(Weighted Average)
MSRs	$35,202	Discounted cash flow	Constant prepayment rate (CPR)	10.0% – 31.0% (20.0%)
			Spread over forward interest rate swap rates	-568 – 4,552 (1,288)

Derivative assets	13,180	Consensus Pricing	Net market price	-2.3% – 10.8% (3.0%)
Derivative liabilities	478		Estimated Pull thru %	38.0% – 89.0% (75.0%)

Municipal securities	61,228	Discounted cash flow	Discount rate	1.7% – 12.0% (3.1%)

Private-label CMO	48,775	Discounted cash flow	Discount rate	3.0% – 8.5% (6.2%)
			Constant prepayment rate (CPR)	5.1% – 26.7% (14.8%)
			Probability of default	0.1% – 4.0% (1.0%)
			Loss Severity	0.0% – 64.0% (27.8%)

Asset-backed securities	110,037	Discounted cash flow	Discount rate	4.5% – 16.6% (9.0%)
			Constant prepayment rate (CPR)	5.1% – 9.8% (5.3%)
			Cumulative prepayment rate	0.0% – 100.0% (6.9%)
			Constant default	0.3% – 4.0% (2.8%)
			Cumulative default	1.1% – 100.0% (20.1%)
			Loss given default	85.0% – 100.0% (92.4%)
			Cure given deferral	0.0% – 90.0% (34.7%)
			Loss severity	20.0% – 72.0% (64.9%)

Automobile loans	142,762	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.8% – 5.0% (4.0%)

Impaired loans	150,873	Appraisal value	—	—

Other real estate owned	28,097	Appraisal value	—	—

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

Credit loss estimates, such as probability of default, constant default, cumulative default, loss given default, cure given deferral, and loss severity, are driven by the ability of the borrowers to pay their loans and the value of the underlying collateral and are impacted by changes in macroeconomic conditions, typically increasing when economic conditions worsen and decreasing when conditions improve. An increase in the estimated prepayment rate typically results in a decrease in estimated credit losses and vice versa. Higher credit loss estimates generally result in lower fair values. Credit spreads generally increase when liquidity risks and market volatility increase and decrease when liquidity conditions and market volatility improve.

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,333,727	$1,333,727	$1,206,911	$1,206,911
Trading account securities	91,205	91,205	45,899	45,899
Loans held for sale	764,309	773,013	1,618,391	1,638,276
Available-for-sale and other securities	7,566,175	7,566,175	8,078,014	8,078,014
Held-to-maturity securities	1,743,876	1,794,105	640,551	660,186
Net loans and direct financing leases	39,959,350	38,401,965	37,958,955	36,669,829
Derivatives	385,697	385,697	403,002	403,002
Financial Liabilities:
Deposits	46,252,683	46,330,715	43,279,625	43,406,125
Short-term borrowings	589,814	584,671	1,441,092	1,429,717
Federal Home Loan Bank advances	1,008,959	1,008,959	362,972	362,972
Other long term debt	158,784	156,719	1,231,517	1,232,975
Subordinated notes	1,197,091	1,183,827	1,503,368	1,410,392
Derivatives	152,188	152,188	265,316	265,316

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2012 and December 31, 2011:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2012
Financial Assets
Loans held for sale	$—	$—	$316,007	$316,007
Held-to-maturity securities	—	1,794,105	—	1,794,105
Net loans and direct financing leases	—	—	38,259,203	38,259,203
Financial liabilities
Deposits	—	39,136,127	7,194,588	46,330,715
Short-term borrowings	—	—	584,671	584,671
Other long-term debt	—	2,124	154,595	156,719
Subordinated notes	—	—	1,183,827	1,183,827

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2011
Financial Assets
Loans held for sale	$—	$—	$1,291,755	$1,291,755
Held-to-maturity securities	—	660,186	—	660,186
Net loans and direct financing leases	—	—	36,373,579	36,373,579
Financial liabilities
Deposits	—	35,049,194	8,356,931	43,406,125
Short-term borrowings	—	—	1,429,717	1,429,717
Other long-term debt	—	937,959	171,977	1,109,936
Subordinated notes	—	—	1,410,392	1,410,392

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

Derivatives used in Asset and Liability Management Activities

A variety of derivative financial instruments, principally interest rate swaps, cap, floors, and collars, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements. These instruments provide flexibility in adjusting Huntington’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. Huntington records derivatives at fair value, as further described in Note 19. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk. At December 31, 2012 and 2011, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $17.4 million and $36.4 million, respectively. The credit risk associated with derivatives used in asset and liability management activities is calculated after considering master netting agreements.

At December 31, 2012, Huntington pledged $181.1 million of investment securities and cash collateral to counterparties, while other counterparties pledged $162.5 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2012, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,188,000	$9,188,000
Deposits	691,875	—	691,875
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at December 31, 2012	$1,324,875	$9,188,000	$10,512,875

The following table presents additional information about the interest rate swaps and caps used in Huntington’s asset and liability management activities at December 31, 2012:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,188,000	2.9	$58,678	1.01%	0.47%

Total asset conversion swaps	9,188,000	2.9	58,678	1.01	0.47
Liability conversion swaps
Receive fixed—generic	1,324,875	3.2	110,544	2.88	0.39

Total liability conversion swaps	1,324,875	3.2	110,544	2.88	0.39

Total swap portfolio	$10,512,875	2.9	$169,222	1.25%	0.46%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $107.5 million, $113.9 million, and $192.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $0.6 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.6 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31 2012, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at December 31, 2012 and 2011 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets

	December 31,
(dollar amounts in thousands)	2012	2011
Interest rate contracts designated as hedging instruments	$169,222	$175,932
Interest rate contracts not designated as hedging instruments	296,295	309,496
Foreign exchange contracts not designated as hedging instruments	5,605	4,885

Total contracts	$471,122	$490,313

Liability derivatives included in accrued expenses and other liabilities

	December 31,
(dollar amounts in thousands)	2012	2011
Interest rate contracts designated as hedging instruments	$—	$—
Interest rate contracts not designated as hedging instruments	228,757	252,962
Foreign exchange contracts not designated as hedging instruments	4,655	4,318

Total contracts	$233,412	$257,280

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

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(2,526)	$801	$6,108
Change in fair value of hedged deposits (1)	2,601	(1,050)	(6,744)
Change in fair value of interest rate swaps hedging subordinated notes (2)	1,432	45,480	19,319
Change in fair value of hedged subordinated notes (2)	(1,432)	(45,480)	(19,319)
Change in fair value of interest rate swaps hedging other long-term debt (2)	114	2,493	1,847
Change in fair value of hedged other long-term debt (2)	(114)	(2,493)	(1,847)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other-long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)
(dollar amounts in thousands)	2012	2011	2010		2012	2011	2010
Interest rate contracts
Loans	$(2,866)	$2,469	$51,943	Interest and fee income—loans and leases	$14,849	$3,080	$(116,881)
Investment securities	(703)	703	—	Interest and fee income—investment securities	—	—	—
FHLB Advances	—	—	—	Interest expense—FHLB Advances	—	—	2,580
Subordinated notes	—	—	—	Interest expense—subordinated notes and other long-term debt	143	27	(1,391)

Total	$(3,569)	$3,172	$51,943		$14,992	$3,107	$(115,692)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $39.6 million after-tax, of unrealized gains on cash flow hedging derivatives currently in OCI.

The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2012, 2011, and 2010:

	December 31,
(dollar amounts in thousands)	2012	2011	2010
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(179)	$98	$947

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2012 and 2011, were $63.4 million and $53.2 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $12.0 billion and $10.6 billion at December 31, 2012 and 2011, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $296.1 million and $309.5 million at the same dates, respectively.

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

	At December 31,
(dollar amounts in thousands)	2012	2011
Derivative assets:
Interest rate lock agreements	$13,180	$6,770
Forward trades and options	763	1

Total derivative assets	13,943	6,771

Derivative liabilities:
Interest rate lock agreements	(33)	(109)
Forward trades and options	(2,158)	(7,927)

Total derivative liabilities	(2,191)	(8,036)

Net derivative asset (liability)	$11,752	$(1,265)

The total notional value of these derivative financial instruments at December 31, 2012 and 2011, was $2.3 billion and $1.7 billion, respectively. The total notional amount at December 31, 2012 corresponds to trading assets with a fair value of $6.4 million and trading liabilities with a fair value of $1.0 million. Total MSR hedging gains for the years ended December 31, 2012, 2011, and 2010, were $31.3 million, $42.1 million, and $55.0 million, respectively. Included in total MSR hedging gains for the years ended December 31, 2012, 2011, and 2010 were gains and (losses) related to derivatives instruments of $31.2 million, $42.2 million, and $64.6 million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

21. VIEs

Consolidated VIEs

Consolidated VIEs at December 31, 2012 consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheets at December 31, 2012 and 2011:

	2009	2006	Other
	Automobile	Automobile	Consolidated
	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2012
Assets:
Cash	$12,577	$91,113	$—	$103,690
Loans and leases	142,762	356,162	—	498,924
Allowance for loan and lease losses	—	(2,671)	—	(2,671)

Net loans and leases	142,762	353,491	—	496,253
Accrued income and other assets	617	1,353	288	2,258

Total assets	$155,956	$445,957	$288	$602,201

Liabilities:
Other long-term debt	$—	$2,086	$—	$2,086
Accrued interest and other liabilities	—	1	288	289

Total liabilities	$—	$2,087	$288	$2,375

	2008	2009	2006	Other
	Automobile	Automobile	Automobile	Consolidated
	Trust	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2011
Assets:
Cash	$12,722	$18,212	$52,325	$—	$83,259
Loans and leases	131,563	296,250	704,345	—	1,132,158

Allowance for loan and lease losses	(1,118)	—	(5,987)	—	(7,105)

Net loans and leases	130,445	296,250	698,358	—	1,125,053
Accrued income and other assets	610	1,692	2,959	1,117	6,378

Total assets	$143,777	$316,154	$753,642	$1,117	$1,214,690

Liabilities:
Other long-term debt	$18,230	$123,039	$333,644	$—	$474,913
Accrued interest and other liabilities	40	298	88	419	845

Total liabilities	$18,270	$123,337	$333,732	$419	$475,758

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses associated with interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary to the VIE at December 31, 2012 and 2011.

	December 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$12,649	$—	$12,649
2012-2 Automobile Trust	13,616	—	13,616
2011 Automobile Trust	7,076	—	7,076
Tower Hill Securities, Inc.	87,075	65,000	87,075
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	391,878	152,047	391,878

Total	$526,058	$529,941	$512,294

	December 31, 2011
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2011 Automobile Trust	$13,377	$—	$13,377
Tower Hill Securities, Inc.	$90,514	$65,000	$90,514
Trust Preferred Securities	17,364	554,496	—
Low Income Housing Tax Credit Partnerships	376,098	157,754	376,098

Total	$497,353	$777,250	$479,989

2012-1 AUTOMOBILE TRUST, 2012-2 AUTOMOBILE TRUST, and 2011 AUTOMOBILE TRUST

During the 2012 fourth quarter, 2012 first quarter, and 2011 third quarter, we transferred automobile loans totaling $1.0 billion, $1.3 billion, and $1.0 billion, respectively to trusts in separate securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

TRUST-PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2012 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	1.01	%(2)	$111,816	$6,186
Huntington Capital II	0.93	(3)	54,593	3,093
Sky Financial Capital Trust III	1.71	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.76	(4)	74,320	2,320

Total			$312,894	$13,764

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at December 31, 2012, based on three month LIBOR + 0.70.
(3)	Variable effective rate at December 31, 2012, based on three month LIBOR + 0.625.
(4)	Variable effective rate at December 31, 2012, based on three month LIBOR + 1.40.

Each issue of the junior subordinated debentures has an interest rate equal to the corresponding trust securities distribution rate. Huntington has the right to defer payment of interest on the debentures at any time, or from time-to-time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the trust securities will also be deferred and Huntington’s ability to pay dividends on its common stock will be restricted. Periodic cash payments and payments upon liquidation or redemption with respect to trust securities are guaranteed by Huntington to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all indebtedness of the Company to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by Huntington.

During 2012, Huntington redeemed $230.3 million of trust preferred securities at the redemption price (as a percentage of the liquidation amount) plus accrued and unpaid distributions to the redemption date. These redemptions were funded from our existing cash and resulted in a net gain of $0.8 million.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect their performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At December 31, 2012 and 2011, Huntington has commitments of $391.9 million and $376.1 million, respectively, of which $380.0 million and $322.5 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

22. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2012, and December 31, 2011, were as follows:

	At December 31,
(dollar amounts in thousands)	2012	2011
Contract amount represents credit risk
Commitments to extend credit
Commercial	$9,209,094	$8,006,068
Consumer	6,189,447	5,903,840
Commercial real estate	797,605	609,791
Standby letters of credit	514,705	585,791

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a borrower to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.4 million and $1.6 million at December 31, 2012 and 2011, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2012, Huntington had $515 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $515 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of December 31, 2012, approximately $93 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $393 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $29 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At December 31, 2012 and 2011, Huntington had commitments to sell residential real estate loans of $849.8 million and $629.0 million, respectively. These contracts mature in less than one year.

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

On at least a quarterly basis, Huntington assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For matters where it is probable, the Company will incur a loss and the amount can be reasonably estimated, Huntington establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at December 31, 2012. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. The Bank requested an opportunity to file a motion for summary judgment on the remaining unjust enrichment claim against it. A motion for reconsideration filed by the plaintiffs regarding the partial summary judgment was denied. Subsequently, in connection with a pre-motion conference, the District Court, in lieu of allowing the Bank to file a summary judgment motion, ordered the case to be tried in April 2012, in a one day bench trial, and entered a scheduling order governing all pretrial conduct. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleges was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleges preferential transfers in the amount of approximately $1.2 million. The Bankruptcy Court ordered the case to be tried in July 2012, and entered a pretrial order governing all pretrial conduct. The Bank has filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from September 2003, through April 30, 2004. The trustee then filed an amended motion for summary judgment on her affirmative case and a hearing was held on July 1, 2011.

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court gave a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $4.0 million credit, but ruled approximately $0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee can recover. Therefore, the Bankruptcy Court’s recommended award will be reduced by this $0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court has delivered a report and recommendation to the District Court for the Western District of Michigan, recommending a judgment be entered in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The District Court will conduct a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions.

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

Commitments Under Capital and Operating Lease Obligations

At December 31, 2012, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012, were as follows: $47.1 million in 2013, $45.1 million in 2014, $42.4 million in 2015, $38.5 million in 2016, $35.5 million in 2017, and $208.6 million thereafter. At December 31, 2012, total minimum lease payments have not been reduced by minimum sublease rentals of $13.0 million due in the future under noncancelable subleases. At December 31, 2012, the future minimum sublease rental payments that Huntington expects to receive were as follows: $5.4 million in 2013, $3.8 million in 2014, $2.3 million in 2015, $0.8 million in 2016, $0.2 million in 2017, and $0.5 million thereafter. The rental expense for all operating leases was $54.7 million, $53.5 million, and $50.3 million for 2012, 2011, and 2010, respectively. Huntington had no material obligations under capital leases.

23. OTHER REGULATORY MATTERS

Huntington and its bank subsidiary, The Huntington National Bank (the Bank), are subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington’s and the Bank’s financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 risk-based Capital, 8.00% for total risk-based Capital, and 4.00% for Tier 1 leverage capital. To be considered well- capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

As of December 31, 2012, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1 risk-based capital		Total risk-based capital		Tier 1 leverage capital
(dollar amounts in thousands)	2012	2011	2012	2011	2012	2011
Huntington Bancshares Incorporated
Amount	$5,741,410	$5,556,829	$6,928,339	$6,778,398	$5,741,410	$5,556,829
Ratio	12.02%	12.11%	14.50%	14.77%	10.36%	10.28%
The Huntington National Bank
Amount	$5,003,247	$4,245,101	$6,093,620	$5,752,723	$5,003,247	$4,245,101
Ratio	10.49%	9.30%	12.78%	12.60%	9.05%	7.89%

Tier 1 risk-based capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in OCI, and non-qualifying intangible and servicing assets. Total risk-based capital is the sum of Tier 1 risk-based capital and qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 leverage capital is equal to Tier 1 capital. Both Tier 1 capital and total risk-based capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. The Tier 1 leverage capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2012 and 2011, less non-qualifying intangibles and other adjustments.

Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.

The FRB requires bank holding companies with assets over $50.0 billion to submit capital plans annually. Per the FRB’s rule, our submission included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning time period under a range of expected and stress scenarios. We participated in the FRB’s CapPR process and made our 2012 capital plan submission in January 2012. On March 14, 2012, we announced that the FRB had completed its review of our 2012 capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $182.0 million of common stock and a continuation of our current common dividend through the 2013 first quarter. We submitted our 2013 Capital Plan to the Federal Reserve on January 7, 2013, in accordance with the FRB’s requirements.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2012 and 2011, the average balances of these deposits were $0.4 billion and $0.8 billion, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2012, the Bank could lend $609.4 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of undivided profits or if the total of all dividends declared in a calendar year would exceed the total of net income for the current year combined with retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2012, the Bank could not have declared and paid additional dividends to the Company without regulatory approval due to the deficit position of the Bank’s undivided profits.

24. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in thousands)	2012	2011
Assets
Cash and cash equivalents (1)	$921,471	$917,954
Due from The Huntington National Bank (2)	207,414	616,565
Due from non-bank subsidiaries	78,006	188,732
Investment in The Huntington National Bank	4,754,886	4,073,722
Investment in non-bank subsidiaries	774,055	759,532
Accrued interest receivable and other assets	131,358	139,076

Total assets	$6,867,190	$6,695,581

Liabilities and shareholders’ equity
Long-term borrowings	$662,894	$899,779
Dividends payable, accrued expenses, and other liabilities	414,085	377,702

Total liabilities	1,076,979	1,277,481

Shareholders’ equity (3)	5,790,211	5,418,100

Total liabilities and shareholders’ equity	$6,867,190	$6,695,581

(1)	Includes restricted cash of $125,000 at December 31, 2011.
(2)	Related to subordinated notes described in Note 12.
(3)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Income
Dividends from
Non-bank subsidiaries	$36,450	$68,491	$33,000
Interest from
The Huntington National Bank	38,617	80,024	82,749
Non-bank subsidiaries	5,420	8,741	12,185
Other	1,409	1,231	2,987

Total income	81,896	158,487	130,921

Expense
Personnel costs	42,745	37,630	30,334
Interest on borrowings	28,926	35,295	23,765
Other	35,415	37,122	49,019

Total expense	107,086	110,047	103,118

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(25,190)	48,440	27,803
Provision (benefit) for income taxes	(30,761)	(10,707)	48,505

Income (loss) before equity in undistributed net income of subsidiaries	5,571	59,147	(20,702)
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	645,151	527,418	344,961
Non-bank subsidiaries	(9,700)	(43,952)	(11,912)

Net income	$641,022	$542,613	$312,347

Other comprehensive income (loss) (1)	22,946	23,733	(36,262)

Comprehensive income	$663,968	$566,346	$276,085

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income(loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in thousands)	2012	2011	2010
Operating activities
Net income	$641,022	$542,613	$312,347
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(688,149)	(567,566)	(351,049)
Depreciation and amortization	265	566	685
Other, net	50,714	30,980	(74,802)

Net cash (used for) provided by operating activities	3,852	6,593	(112,819)

Investing activities
Repayments from (advances to) subsidiaries	(36,126)	(39,586)	129,081
Advances to subsidiaries	591,923	485,863	(425,600)

Net cash (used for) provided by investing activities	555,797	446,277	(296,519)

Financing activities
Proceeds from issuance of long-term borrowings	—	—	297,375
Payment of borrowings	(236,885)	(5,100)	(1,191)
Dividends paid on stock	(169,335)	(92,404)	(136,499)
Payment to repurchase preferred stock	—	—	(1,398,071)
Proceeds from issuance of common stock	—	—	886,172
Repurchases of common stock	(148,881)	—	—
Redemption of Warrant to the Treasury	—	(49,100)	—
Other, net	(1,031)	(3,479)	180

Net cash provided by (used for) financing activities	(556,132)	(150,083)	(352,034)

Change in cash and cash equivalents	3,517	302,787	(761,372)
Cash and cash equivalents at beginning of year	917,954	615,167	1,376,539

Cash and cash equivalents at end of year	$921,471	$917,954	$615,167

Supplemental disclosure:
Interest paid	$28,926	$35,295	$23,765

25. SEGMENT REPORTING

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Huntington also has branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,350 ATMs.

Huntington established a “Fair Play” banking philosophy and built a reputation for meeting the banking needs of consumers in a manner which makes them feel supported and appreciated. Huntington believes customers are recognizing this and other efforts as key differentiators and it is earning us more customers and deeper relationships.

Business Banking is a dynamic and growing part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues up to $25 million and consists of approximately 163,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs.

Regional and Commercial Banking: This segment provides a wide array of products and services to the middle market and large corporate customers base located primarily within our eleven regional commercial banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our relationship bankers to deliver complex and customized treasury management solutions, equipment and technology leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, mezzanine investment capabilities, and employee benefit programs (insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as not-for-profit organizations, health-care entities, and large publicly traded companies.

Automobile Finance and Commercial Real Estate: This segment provides lending and other banking products and services to customers outside of our normal retail and commercial banking segments. Our products and services include financing for the purchase of automobiles by customers at automotive dealerships, financing the acquisition of new and used vehicle inventory of automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

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

The Commercial Real Estate team serves real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of our customers are located within our footprint.

Wealth Advisors, Government Finance, and Home Lending: This segment consists of our wealth management, government banking, and home lending businesses. In wealth management, Huntington provides financial services to high net worth clients in our primary banking markets and Florida. Huntington provides these services through a unified sales team, which consists of private bankers, trust officers, and investment advisors. Aligned with the eleven regional commercial banking markets, this coordinated service model delivers products and services directly and through the other segment product partners. A fundamental point of differentiation is our commitment to be in the market, working closely with clients and their other advisors to identify needs, offer solutions and provide ongoing advice in an optimal client experience.

The Government Finance Group provides financial products and services to government and other public sector entities in our primary banking markets. A locally based team of relationship managers works with clients to meet their trust, lending, and treasury management needs.

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

The segment also includes the related businesses of investment management, investment servicing, custody, corporate trust, and retirement plan services. Huntington Asset Advisors provides investment management services through a variety of internal and external channels, including advising the Huntington Funds, our proprietary family of mutual funds and Huntington Strategy Shares, our actively-managed exchange-traded funds. Huntington Asset Services offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, and distribution services. Our retirement plan services business offers fully bundled and third party distribution of a variety of qualified and non-qualified plan solutions.

Treasury / Other function includes our insurance brokerage business, which specializes in commercial property and casualty, employee benefits, personal lines, life and disability and specialty lines of insurance. Huntington also provides brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker we do not assume underwriting risks; instead we provide our customers with quality, noninvestment insurance contracts. The Treasury / Other function also includes technology and operations, other unallocated assets, liabilities, revenue, and expense.

Listed below is certain operating basis financial information reconciled to Huntington’s 2012, 2011, and 2010 reported results by business segment:

Income Statements (dollar amounts in thousands)	Retail & Business Banking	Regional & Commercial Banking	AFCRE	WGH	Treasury / Other	Huntington Consolidated
2012
Net interest income	$870,146	$273,869	$356,442	$192,681	$17,386	$1,710,524
Provision for credit losses	136,061	10,689	(22,962)	23,600	—	147,388
Noninterest income	385,498	138,454	84,619	351,057	138,229	1,097,857
Noninterest expense	982,378	203,000	154,480	376,239	119,779	1,835,876
Provision (benefit) for income taxes	48,022	69,522	108,340	50,365	(92,154)	184,095

Net income	$89,183	$129,112	$201,203	$93,534	$127,990	$641,022

2011
Net interest income	$932,385	$244,392	$364,449	$199,536	$(111,592)	$1,629,170
Provision for credit losses	120,018	11,013	(8,939)	51,967	—	174,059
Noninterest income	405,265	127,315	77,623	248,764	121,656	980,623
Noninterest expense	947,794	191,701	164,626	356,513	67,866	1,728,500
Provision (benefit) for income taxes	94,443	59,147	100,234	13,937	(103,140)	164,621

Net income	$175,395	$109,846	$186,151	$25,883	$45,338	$542,613

2010
Net interest income	$867,069	$211,511	$338,312	$169,201	$32,712	$1,618,805
Provision for credit losses	157,994	104,705	184,757	95,586	91,505	634,547
Noninterest income	394,705	111,237	73,933	338,633	123,350	1,041,858
Noninterest expense,	902,186	158,871	155,963	358,707	98,078	1,673,805
Provision (benefit) for income taxes	70,558	20,710	25,033	18,740	(95,077)	39,964

Net income	$131,036	$38,462	$46,492	$34,801	$61,556	$312,347

	Assets at		Deposits at
	December 31,		December 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Retail and Business Banking	$14,362,630	$13,888,693	$28,367,264	$27,536,497
Regional and Commercial Banking	11,540,966	10,185,692	5,862,858	4,682,977
AFCRE	12,085,128	12,872,532	995,035	881,083
WGH	7,570,256	7,473,560	9,507,785	9,115,052
Treasury / Other	10,594,205	10,030,175	1,519,741	1,064,016

Total	$56,153,185	$54,450,652	$46,252,683	$43,279,625

26. BUSINESS COMBINATIONS

On March 30, 2012, Huntington acquired the loans, deposits and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, approximately $523.9 million of loans, a receivable of $95.9 million from the FDIC, and $152.3 million of other assets (primarily cash and due from banks and investment securities) were transferred to Huntington. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). Additionally, approximately $713.4 million of deposits and $45.2 million of other borrowings were assumed. Huntington recognized an $11.2 million bargain purchase gain during the 2012, which is included in other noninterest income.

27. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations, for the years ended December 31, 2012 and 2011:

	2012
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$478,995	$483,787	$487,544	$479,937
Interest expense	44,940	53,489	58,582	62,728

Net interest income	434,055	430,298	428,962	417,209

Provision for credit losses	39,458	37,004	36,520	34,406
Noninterest income	297,651	261,067	253,819	285,320
Noninterest expense	470,628	458,303	444,269	462,676

Income before income taxes	221,620	196,058	201,992	205,447
Provision for income taxes	54,341	28,291	49,286	52,177

Net income	167,279	167,767	152,706	153,270
Dividends on preferred shares	7,973	7,983	7,984	8,049

Net income applicable to common shares	$159,306	$159,784	$144,722	$145,221

Net income per common share — Basic	$0.19	$0.19	$0.17	$0.17
Net income per common share — Diluted	0.19	0.19	0.17	0.17

	2011
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$485,216	$490,996	$492,137	$501,877
Interest expense	70,191	84,518	88,800	97,547

Net interest income	415,025	406,478	403,337	404,330

Provision for credit losses	45,291	43,586	35,797	49,385
Noninterest income	229,352	258,559	255,767	236,945
Noninterest expense	430,274	439,118	428,409	430,699

Income before income taxes	168,812	182,333	194,898	161,191
Provision for income taxes	41,954	38,942	48,980	34,745

Net income	126,858	143,391	145,918	126,446
Dividends declared on preferred shares	7,703	7,703	7,704	7,703

Net income applicable to common shares	$119,155	$135,688	$138,214	$118,743

Net income per common share — Basic	$0.14	$0.16	$0.16	$0.14
Net income per common share — Diluted	0.14	0.16	0.16	0.14

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012, to which this report relates, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2013 Proxy Statement for the 2013 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2012 fiscal year. Portions of our 2013 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10: Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2013 Proxy Statement, which is incorporated by reference into this item.

Item 11: Executive Compensation

Information required by this item is set forth under the captions Compensation of Executives and Director Compensation of our 2013 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2012.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	33,328,408	$6.01	39,392,851
Equity compensation plans not approved by security holders	2,617,167	14.12	—

Total	35,945,575	$6.60	39,392,851

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2013 Proxy Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2013 Proxy Statement which is incorporated by reference into this item.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	Huntington is not filing separate financial statement schedules, because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.31 in the Exhibit Index.

(b)	The exhibits to this Form 10-K begin on page 203 of this report.

(c)	See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2013.

HUNTINGTON BANCSHARES INCORPORATED

(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Donald R. Kimble
	Stephen D. Steinour		Donald R. Kimble
	Chairman, President, Chief Executive Officer, and Director (Principal Financial Officer)		Senior Executive Vice President Chief Financial Officer (Principal Executive Officer)

		By:	/s/ David S. Anderson
David S. Anderson
Executive Vice President, Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of February, 2013.

Don M. Casto III * Don M. Casto III	David P. Lauer * David P. Lauer
Director	Director

Ann B. Crane * Ann B. Crane Director	Jonathan A. Levy * Jonathan A. Levy Director

Steven G. Elliott * Steven G. Elliott	Richard W. Neu * Richard W. Neu
Director	Director

Michael J. Endres * Michael J. Endres Director	David L. Porteous * David L. Porteous Director

John B. Gerlach, Jr. * John B. Gerlach, Jr.	Kathleen H. Ransier * Kathleen H. Ransier
Director	Director

Peter J. Kight * Peter J. Kight
Director

*/s/ Donald R. Kimble
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.3
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective October 15, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	001-34073	10.3
10.4	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4	(a)
10.5	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4	(a)
10.6	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(q)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5

10.9	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(r)
10.10	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(h)
10.11	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(i)
10.12	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10	(b)
10.13	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10	(e)
10.14	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4	(a)
10.15	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10	(s)
10.16	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.17	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.18	Letter Agreement including Securities Purchase Agreement – Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1
10.19	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.20	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.21	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.22	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.23	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.24	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.25	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.26	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.27	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 18, 2011 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 21, 2010, are available on our website at https://www.huntington.com/us/corp_governance.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101	** The following material from Huntington’s Form 10-K Report for the year ended December 31, 2012, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.