Form 10-Q
period 2013-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2013-04-29
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2013

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

There were 838,757,987 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2013.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
ABL	Asset Based Lending
ACL	Allowance for Credit Losses
AFCRE	Automobile Finance and Commercial Real Estate
ABS	Asset-Backed Securities
AFS	Available-for-Sale
ALCO	Asset & Liability Management Committee
ALLL	Allowance for Loan and Lease Losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
AULC	Allowance for Unfunded Loan Commitments
AVM	Automated Valuation Methodology
C&I	Commercial and Industrial
CapPR	Capital Plan Review
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized Debt Obligations
CDs	Certificates of Deposit
CFPB	Bureau of Consumer Financial Protection
CMO	Collateralized Mortgage Obligations
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPS	Earnings Per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICA	Federal Insurance Contributions Act
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
FTE	Fully-Taxable Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States of America
HAMP	Home Affordable Modification Program
HARP	Home Affordable Refinance Program
HTM	Held-to-Maturities
IRS	Internal Revenue Service
ISE	Interest Sensitive Earnings
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default
LTV	Loan to Value
MBS	Mortgage-Backed Security
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSA	Metropolitan Statistical Area
MSR	Mortgage Servicing Rights
NALs	Nonaccrual Loans
NCO	Net Charge-off
NIM	Net interest margin
NPAs	Nonperforming Assets
NPR	Notice of Proposed Rulemaking
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa.
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income (Loss)
OCR	Optimal Customer Relationship
OLEM	Other Loans Especially Mentioned
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability-Of-Default
Plan	Huntington Bancshares Retirement Plan
Problem Loans	Includes nonaccrual loans and leases (Table 13), troubled debt restructured loans (Table 14), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).
REIT	Real Estate Investment Trust
ROC	Risk Oversight Committee
SAD	Special Assets Division
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SRIP	Supplemental Retirement Income Plan
TDR	Troubled Debt Restructured Loan
U.S. Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System
UPB	Unpaid Principal Balance
USDA	U.S. Department of Agriculture
VA	U.S. Department of Veteran Affairs
VIE	Variable Interest Entity
WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 147 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, customized insurance service programs, and other financial products and services. Our over 700 banking offices are located in Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2012 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2012 Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview—Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the remainder of 2013.

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

EXECUTIVE OVERVIEW

Summary of 2013 First Quarter Results

For the quarter, we reported net income of $151.8 million, or $0.17 per common share, compared with $167.3 million, or $0.19 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $430.1 million for the quarter, down $9.4 million, or 2%, from the prior quarter. The decrease reflected the seasonal impact of a fewer number of calendar days in the quarter, as well as a 3 basis point decrease in NIM, partially offset by a $0.3 billion increase in average earnings assets. The primary items affecting the NIM were a 5 basis point negative impact from the mix and yield of earning assets and a 3 basis point lower benefit from noninterest-bearing funds, which were partially offset by a 5 basis point positive impact from the reduction in total funding costs.

The provision for credit losses decreased $9.9 million, or 25%, from the prior quarter. This reflected an $18.4 million, or 26%, decrease in NCOs to $51.7 million, or an annualized 0.51% of average total loans and leases, from $70.1 million, or an annualized 0.69%, in the prior quarter.

Noninterest income decreased $45.4 million, or 15%, from the prior quarter. Gain on sale of loans decreased $18.1 million, or 87%, primarily related to the prior quarter automobile loan securitization. Mortgage banking income decreased $16.5 million, or 27%, primarily due to lower origination and secondary marketing income. Lower than expected commercial customer transactions negatively impacted both capital markets revenue and service charges on commercial deposit accounts, more than offsetting the favorable impact from continued commercial customer relationship growth of 11.9% annualized during the quarter. The decrease in service charges on deposit accounts also reflects typical seasonality and the February 2013 implementation of a new posting order for consumer transaction accounts. The full-year impact from the new posting order, which was incorporated into previous 2013 guidance, is estimated to be between $25 million and $30 million. Consumer household checking account growth of 11.8% annualized during the quarter partially offset the unfavorable impact from the new posting order.

Noninterest expense decreased $27.8 million, or 6%, from the prior quarter. Professional services decreased $15.3 million, 68%, primarily reflecting the decline in regulatory-related expenses. Other expenses decreased $8.2 million, or 20%, due to lower litigation and travel expenses, while marketing decreased $5.5 million, or 33%, as the latest advertising campaign did not launch until late in the quarter. Personnel costs increased $4.9 million, or 2%, reflecting approximately $8 million of costs related to the annual payroll tax resets, partially offset by approximately $5 million in lower commission expense due to lower levels of capital markets and other customer-related activities.

The period-end ACL as a percentage of total loans and leases decreased to 1.91% from 1.99% in the prior quarter. The ACL as a percentage of period end NALs increased 8 percentage points to 207%. NALs declined by $27.3 million, or 7%, to $380.3 million, or 0.92% of total loans. The decreases primarily reflect continued improvement in commercial NALs.

The tangible common equity to tangible asset ratio increased to 8.92% from 8.76% in the prior quarter. Our Tier 1 common risk-based capital ratio at quarter end was 10.62%, up from 10.48% in the prior quarter. The regulatory Tier 1 risk-based capital ratio at March 31, 2013 was 12.16%, up from 12.02%, at December 31, 2012. All capital ratios were impacted by the repurchase of 4.7 million common shares over the quarter at an average price per share of $7.07.

The Federal Reserve completed its review of our January 2013 capital plan submission and did not object to our proposed capital actions. This allows us to increase our quarterly common stock dividend to $0.05 per common share and gives us the potential to repurchase up to $227.0 million of common stock through the first quarter of 2014. Reinvesting excess capital to organically grow the business remains our priority. Importantly, dividends and share repurchases provide us additional means of creating long-term shareholder value.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

The year is off to a solid start, and the first quarter results continue to demonstrate that our strategies are working. We have differentiated ourselves by investing in innovative products and customer services, including our Fair Play approach. As a result, we are continuing to see double digit household growth and recognition by national entities of our customer service execution. Our growth has occurred in a challenging economic and regulatory environment. While some companies are hesitant to invest in light of the uncertain economy, we will continue to look for areas where we can improve efficiency, continue to deliver positive operating leverage, and selectively invest in our businesses in order to drive our long-term profitability.

Economy

The FRB of Philadelphia Coincident Economic Activity Index, a proxy for overall economic growth, indicates the recoveries in Michigan, Ohio, and Indiana have been stronger than in the overall nation since the recession ended in June 2009. Led by Indiana and Michigan, five of our six footprint states are forecasted to grow faster than the overall nation over the six months beginning in March 2013. For the 12 months ended January 31, 2013, home prices rose 13.9% in the Detroit MSA, well above the S&P Case Shiller index for the nation, which rose 8.1%. In aggregate, housing markets in our footprint states have mirrored the national recovery trend. Firming of natural gas prices and a gradual improvement in the global economy should also provide some additional support to economic growth as the year progresses.

Legislative and Regulatory

Regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent items affecting us include the Federal Reserve’s Capital Plan Review and a recently issued CFPB bulletin.

Capital Plans Rule / Supervisory and Company-Run Stress Test Requirements – During 2012, we participated in the Federal Reserve’s Capital Plan Review (CapPR) process and made our capital plan submission in January 2013. On March 14, 2013, we announced that the Federal Reserve had completed its review of our capital plan submission and did not object to our proposed capital actions. The capital plan review process included reviews of our internal capital planning process and our plans to make capital distributions, such as dividend payments or stock repurchases, as well as a stress test requirement designed to test our capital adequacy throughout times of economic and financial stress.

CFPB Issues Bulletin on Indirect Auto Lending and Compliance with the Equal Credit Opportunity Act – On March 21, 2013, the CFPB issued a bulletin to provide guidance about compliance with requirements of the Equal Credit Opportunity Act (ECOA) for indirect auto lenders that permit auto dealers to increase consumer interest rates and that compensate dealers with a share of the increased interest revenues. The Bulletin states that indirect auto lenders may be liable for pricing disparities on a prohibited basis within the lender’s portfolio arising from dealer markup and compensation policies. The Bulletin further states that indirect auto lenders should take steps to ensure they are operating in compliance with ECOA. Those steps may include, but are not limited to, eliminating dealer pricing discretion or, if dealer pricing discretion is retained, imposing controls on dealer pricing discretion, testing the lender’s portfolio, monitoring dealer compliance, and when unexplained disparities on prohibited bases are found, addressing the effects of such discretion through corrective action against dealers and remuneration of affected consumers. Our indirect auto lending business is subject to this Bulletin, and we are currently evaluating this regulatory guidance to ensure it is appropriately incorporated into the operation and conduct of our business.

Expectations

We are starting to see positive signs in both our business and consumer customer bases as the economic recovery progresses. We believe the soundness of our strategy will continue to drive growth and improve our profitability. Our retail customers and our mortgage lending businesses are benefiting from recovering housing markets. Although a recent uptick among our business customers of drawing down cash balances to support working capital needs and to fund new projects has negative near-term implications on our balance sheet, we are encouraged by this activity as it suggests improving confidence among business owners and implies a more robust long-term economic outlook. Competition continues to pressure asset yields and more recently loan structure, but we will remain disciplined as we manage our aggregate moderate-to-low risk profile.

Net interest income is expected to modestly grow over the course of 2013, as we anticipate an increase in total loans, excluding the impact of any future loan securitizations. However, those benefits to net interest income are expected to be mostly offset by downward NIM pressure. 2013 NIM is not expected to fall below the mid 3.30%’s due to continued deposit repricing and mix shift opportunities while maintaining a disciplined approach to loan pricing.

The C&I portfolio is expected to continue to see growth in 2013, although we expect growth will be more heavily weighted to the back half of the year as the economic recovery progresses. Our C&I sales pipeline remains robust with much of this reflecting the positive impact from our investments in specialized commercial verticals, focused OCR sales process and continued support of middle market and small business lending. While on-balance sheet loans are expected to increase, we will continue to evaluate the use of automobile loan securitizations due to our expectation of continued strong levels of originations. We currently anticipate one securitization in the second half of 2013. Residential mortgages and home equity loan balances are expected to increase modestly. CRE loans likely will experience declines from current levels but are expected to remain in the $5.0 billion range.

Excluding potential future automobile loan securitizations, we anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income over the course of the year, excluding the impact of any automobile loan sales and any net MSR impact, is expected to be at similar levels as 2012. The anticipated slowdown in mortgage banking activity is expected to be offset by continued growth in new customers, increased contribution from higher cross-sell, and the continued maturation of our previous strategic investments.

Noninterest expense in the 2013 first quarter was below our expected average quarterly run rate for the year. The second quarter is expected to increase due to higher commission expense related to a more normal level of commercial customer-related activity, annual merit increases, higher marketing expense as we continue the launch our new media campaign, and equipment related to our continued in-store expansion. We remain committed to posting positive operating leverage in 2013 as growth in total revenue is expected to outpace total expense growth.

Overall credit quality is expected to experience continued improvement, and NCOs while in the normalized range this quarter, are expected to remain volatile but reach normalized levels by the end of 2013. The level of provision for credit losses was at the low end of our long-term expectation, and we expect some quarterly volatility within each of the loan categories given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery.

We anticipate an effective tax rate for the remainder of 2013 to be in the range of 25% to 28%, primarily reflecting the impact of tax-exempt income, tax advantaged investments, and general business credits.

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

Table 1 - Selected Quarterly Income Statement Data (1)

	2013	2012
(dollar amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$465,319	$478,995	$483,787	$487,544	$479,937
Interest expense	41,149	44,940	53,489	58,582	62,728

Net interest income	424,170	434,055	430,298	428,962	417,209
Provision for credit losses	29,592	39,458	37,004	36,520	34,406

Net interest income after provision for credit losses	394,578	394,597	393,294	392,442	382,803

Service charges on deposit accounts	60,883	68,083	67,806	65,998	60,292
Mortgage banking income	45,248	61,711	44,614	38,349	46,418
Trust services	31,160	31,388	29,689	29,914	30,906
Electronic banking	20,713	21,011	22,135	20,514	18,630
Brokerage income	17,995	17,415	16,526	19,025	19,260
Insurance income	19,252	17,268	17,792	17,384	18,875
Gain on sale of loans	2,616	20,690	6,591	4,131	26,770
Bank owned life insurance income	13,442	13,767	14,371	13,967	13,937
Capital markets fees	8,051	12,918	11,805	13,455	9,982
Securities gains (losses)	(509)	863	4,169	350	(613)
Other income	33,358	32,537	25,569	30,732	40,863

Total noninterest income	252,209	297,651	261,067	253,819	285,320

Personnel costs	258,895	253,952	247,709	243,034	243,498
Outside data processing and other services	49,265	48,699	50,396	48,568	42,592
Net occupancy	30,114	29,008	27,599	25,474	29,079
Equipment	24,880	26,580	25,950	24,872	25,545
Deposit and other insurance expense	15,490	16,327	15,534	15,731	20,738
Professional services	7,192	22,514	17,510	15,037	10,697
Marketing	10,971	16,456	16,842	17,396	13,569
Amortization of intangibles	10,320	11,647	11,431	11,940	11,531
OREO and foreclosure expense	2,666	4,233	4,982	4,106	4,950
Loss (Gain) on early extinguishment of debt	—	—	1,782	(2,580)	—
Other expense	33,000	41,212	38,568	40,691	60,477

Total noninterest expense	442,793	470,628	458,303	444,269	462,676

Income before income taxes	203,994	221,620	196,058	201,992	205,447
Provision for income taxes	52,214	54,341	28,291	49,286	52,177

Net income	$151,780	$167,279	$167,767	$152,706	$153,270

Dividends on preferred shares	7,970	7,973	7,983	7,984	8,049

Net income applicable to common shares	$143,810	$159,306	$159,784	$144,722	$145,221

Average common shares—basic	841,103	847,220	857,871	862,261	864,499
Average common shares—diluted	848,708	853,306	863,588	867,551	869,164
Net income per common share—basic	$0.17	$0.19	$0.19	$0.17	$0.17
Net income per common share—diluted	0.17	0.19	0.19	0.17	0.17
Cash dividends declared per common share	0.04	0.04	0.04	0.04	0.04
Return on average total assets	1.10%	1.19%	1.19%	1.10%	1.13%
Return on average common shareholders’ equity	10.7	11.6	11.9	11.1	11.4
Return on average tangible common shareholders’ equity (2)	12.4	13.5	13.9	13.1	13.5
Net interest margin (3)	3.42	3.45	3.38	3.42	3.40
Efficiency ratio (4)	63.3	62.3	64.5	62.8	63.8
Effective tax rate	25.6	24.5	14.4	24.4	25.4
Revenue—FTE
Net interest income	$424,170	$434,055	$430,298	$428,962	$417,209
FTE adjustment	5,923	5,470	5,254	5,747	3,935

Net interest income (3)	430,093	439,525	435,552	434,709	421,144
Noninterest income	252,209	297,651	261,067	253,819	285,320

Total revenue (3)	$682,302	$737,176	$696,619	$688,528	$706,464

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.

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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate
(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Litigation Reserve. During the 2012 first quarter, a $23.5 million addition to litigation reserves was recorded in other noninterest expense. This resulted in a negative impact of $0.02 per common share.

2.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 2 - Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2013		December 31, 2012		March 31, 2012
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$151,780		$167,279		$153,270
Earnings per share, after-tax		$0.17		$0.19		$0.17
Change from prior quarter—$		(0.02)		—		0.03
Change from prior quarter—%		(11)%		—%		21%
Change from year-ago—$		$—		$0.05		$0.03
Change from year-ago—%		—%		36%		21%

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Bargain purchase gain	$—	$—	$—	$—	$11,409	0.01
Litigation reserves addition	—	—	—	—	(23,500)	(0.02)

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2013	2012				1Q13 vs. 1Q12
(dollar amounts in millions)	First	Fourth	Third	Second (2)	First	Amount	Percent
Assets:
Interest-bearing deposits in banks	$72	$73	$82	$124	$100	$(28)	(28)%
Loans held for sale	709	840	1,829	410	1,265	(556)	(44)
Securities:
Available-for-sale and other securities:
Taxable	6,964	7,131	8,014	8,285	8,171	(1,207)	(15)
Tax-exempt	549	492	423	387	404	145	36

Total available-for-sale and other securities	7,513	7,623	8,437	8,672	8,575	(1,062)	(12)
Trading account securities	85	97	66	54	50	35	70
Held-to-maturity securities—taxable	1,717	1,652	796	611	632	1,085	172

Total securities	9,315	9,372	9,299	9,337	9,257	58	1

Loans and leases: (1)
Commercial:
Commercial and industrial	16,954	16,507	16,343	16,094	14,824	2,130	14
Commercial real estate:
Construction	598	576	569	584	598	—	—
Commercial	4,694	4,897	5,153	5,491	5,254	(560)	(11)

Commercial real estate	5,292	5,473	5,722	6,075	5,852	(560)	(10)

Total commercial	22,246	21,980	22,065	22,169	20,676	1,570	8

Consumer:
Automobile	4,833	4,486	4,065	4,985	4,576	257	6
Home equity	8,395	8,345	8,369	8,310	8,234	161	2
Residential mortgage	4,978	5,155	5,177	5,253	5,174	(196)	(4)
Other consumer	412	431	444	462	485	(73)	(15)

Total consumer	18,618	18,417	18,055	19,010	18,469	149	1

Total loans and leases	40,864	40,397	40,120	41,179	39,145	1,719	4
Allowance for loan and lease losses	(772)	(783)	(855)	(908)	(961)	189	(20)

Net loans and leases	40,092	39,614	39,265	40,271	38,184	1,908	5

Total earning assets	50,960	50,682	51,330	51,050	49,767	1,193	2

Cash and due from banks	904	1,459	960	928	1,012	(108)	(11)
Intangible assets	571	581	597	609	613	(42)	(7)
All other assets	4,065	4,115	4,106	4,158	4,225	(160)	(4)

Total assets	$55,728	$56,054	$56,138	$55,837	$54,656	$1,072	2%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$12,165	$13,121	$12,329	$12,064	$11,273	$892	8%
Demand deposits—interest-bearing	5,977	5,843	5,814	5,939	5,646	331	6

Total demand deposits	18,142	18,964	18,143	18,003	16,919	1,223	7
Money market deposits	15,045	14,749	14,515	13,182	13,141	1,904	14
Savings and other domestic deposits	5,083	4,960	4,975	4,978	4,817	266	6
Core certificates of deposit	5,346	5,637	6,131	6,618	6,510	(1,164)	(18)

Total core deposits	43,616	44,310	43,764	42,781	41,387	2,229	5
Other domestic time deposits of $250,000 or more	360	359	300	298	347	13	4
Brokered deposits and negotiable CDs	1,697	1,756	1,878	1,421	1,301	396	30
Deposits in foreign offices	340	342	356	357	430	(90)	(21)

Total deposits	46,013	46,767	46,298	44,857	43,465	2,548	6
Short-term borrowings	762	1,012	1,329	1,391	1,512	(750)	(50)
Federal Home Loan Bank advances	686	42	107	626	419	267	64
Subordinated notes and other long-term debt	1,348	1,374	1,638	2,251	2,652	(1,304)	(49)

Total interest-bearing liabilities	36,644	36,074	37,043	37,061	36,775	(131)	—

All other liabilities	1,085	1,017	1,035	1,094	1,116	(31)	(3)
Shareholders’ equity	5,834	5,842	5,731	5,618	5,492	342	6

Total liabilities and shareholders’ equity	$55,728	$56,054	$56,138	$55,837	$54,656	$1,072	2%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.
(2)	The acquisition of Fidelity Bank on March 30, 2012, contributed to the increase in average loans and deposits

Table 4 - Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2013	2012
	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	0.16%	0.28%	0.21%	0.31%	0.05%
Loans held for sale	3.22	3.18	3.18	3.46	3.80
Securities:
Available-for-sale and other securities:
Taxable	2.31	2.32	2.29	2.33	2.39
Tax-exempt	3.96	4.03	4.15	4.23	4.17

Total available-for-sale and other securities	2.43	2.43	2.39	2.41	2.47
Trading account securities	0.50	1.01	1.07	1.64	1.65
Held-to-maturity securities—taxable	2.29	2.24	2.81	2.97	2.98

Total securities	2.39	2.38	2.41	2.45	2.50

Loans and leases: (3)
Commercial:
Commercial and industrial	3.83	3.88	3.90	3.99	4.01
Commercial real estate:
Construction	4.05	4.13	3.84	3.66	3.85
Commercial	4.00	4.20	3.85	3.93	3.82

Commercial real estate	4.01	4.19	3.85	3.89	3.82

Total commercial	3.87	3.96	3.89	3.97	3.96

Consumer:
Automobile	4.28	4.52	4.87	4.68	4.87
Home equity	4.20	4.24	4.27	4.30	4.30
Residential mortgage	3.97	4.07	4.02	4.14	4.17
Other consumer	7.05	7.16	7.16	7.42	7.47

Total consumer	4.22	4.33	4.40	4.43	4.49

Total loans and leases	4.03	4.13	4.12	4.18	4.21

Total earning assets	3.75%	3.80%	3.79%	3.89%	3.91%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.05	0.07	0.07	0.06

Total demand deposits	0.01	0.02	0.02	0.02	0.02
Money market deposits	0.23	0.27	0.33	0.30	0.26
Savings and other domestic deposits	0.30	0.33	0.37	0.39	0.45
Core certificates of deposit	1.19	1.21	1.25	1.38	1.60

Total core deposits	0.37	0.41	0.47	0.50	0.54
Other domestic time deposits of $250,000 or more	0.52	0.61	0.68	0.66	0.68
Brokered deposits and negotiable CDs	0.67	0.71	0.71	0.75	0.79
Deposits in foreign offices	0.17	0.18	0.18	0.19	0.18

Total deposits	0.38	0.42	0.48	0.51	0.55
Short-term borrowings	0.12	0.14	0.16	0.16	0.16
Federal Home Loan Bank advances	0.18	1.20	0.50	0.21	0.21
Subordinated notes and other long-term debt	2.54	2.55	2.91	2.83	2.74

Total interest-bearing liabilities	0.45%	0.50%	0.58%	0.63%	0.68%

Net interest rate spread	3.30%	3.30%	3.21%	3.26%	3.23%
Impact of noninterest-bearing funds on margin	0.12	0.15	0.17	0.16	0.17

Net interest margin	3.42%	3.45%	3.38%	3.42%	3.40%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5 - Average Loans/Leases and Deposits

	First Quarter		Fourth Quarter	1Q13 vs 1Q12		1Q13 vs 4Q12
(dollar amounts in millions)	2013	2012	2012	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$16,954	$14,824	$16,507	$2,130	14%	$447	3%
Commercial real estate	5,292	5,852	5,473	(560)	(10)	(181)	(3)

Total commercial	22,246	20,676	21,980	1,570	8	266	1
Automobile	4,833	4,576	4,486	257	6	347	8
Home equity	8,395	8,234	8,345	161	2	50	1
Residential mortgage	4,978	5,174	5,155	(196)	(4)	(177)	(3)
Other loans	412	485	431	(73)	(15)	(19)	(4)

Total consumer	18,618	18,469	18,417	149	1	201	1

Total loans and leases	$40,864	$39,145	$40,397	$1,719	4%	$467	1%

Deposits:
Demand deposits—noninterest-bearing	$12,165	$11,273	$13,121	$892	8%	$(956)	(7)%
Demand deposits—interest-bearing	5,977	5,646	5,843	331	6	134	2

Total demand deposits	18,142	16,919	18,964	1,223	7	(822)	(4)
Money market deposits	15,045	13,141	14,749	1,904	14	296	2
Savings and other domestic time deposits	5,083	4,817	4,960	266	6	123	2
Core certificates of deposit	5,346	6,510	5,637	(1,164)	(18)	(291)	(5)

Total core deposits	43,616	41,387	44,310	2,229	5	(694)	(2)
Other deposits	2,397	2,078	2,457	319	15	(60)	(2)

Total deposits	$46,013	$43,465	$46,767	$2,548	6%	$(754)	(2)%

2013 First Quarter versus 2012 First Quarter

Fully-taxable equivalent net interest income increased $8.9 million, or 2%, from the year-ago quarter. This reflected a $1.2 billion, or 2%, increase in average total earning assets and a 2 basis point increase in the FTE net interest margin. The primary items impacting the increase in the net interest margin were:

•	20 basis point impact from the reduction in the cost of subordinated notes and other long-term debt, reflecting the benefit of the redemption of $230 million of trust preferred securities in 2012.

•	17 basis point positive impact from the reduction in total deposit costs.

Partially offset by:

•	18 basis point negative impact from the mix and yield of loans.

•	11 basis point negative impact from the yield on total securities.

The $1.7 billion, or 4%, increase in average total loans and leases primarily reflected:

•	$2.1 billion, or 14%, increase in C&I loans. This reflected the continued growth across most business lines with particularly strong growth in equipment finance, dealer floorplan, and health care.

•

$0.3 billion, or 6%, increase in automobile loans. No automobile loans were transferred to held for sale during the 2013 first quarter as the only currently planned securitization is expected to be in the second half of 2013.

Partially offset by:

•

$0.6 billion, or 10%, decrease in CRE loans. This reflected continued runoff of the noncore and core portfolios as we balanced acceptable returns for new core origination against internal concentration limits and increased competition, particularly pricing, for high quality developers and projects.

•	$0.2 billion, or 4%, decrease in residential mortgages due to payoffs and the mix of originations shifted towards more saleable loans.

The $2.2 billion, or 5%, increase in average core deposits from the year-ago quarter reflected:

•	$1.9 billion, or 14%, increase in money market deposits.

•	$1.2 billion, or 7%, increase in total demand deposits.

Partially offset by:

•	$1.2 billion, or 18%, decrease in core certificates of deposit.

2013 First Quarter versus 2012 Fourth Quarter

Fully-taxable equivalent net interest income decreased $9.4 million, or 2%, from the last quarter reflecting the seasonal impact of a fewer number of calendar days in the quarter, as well as a 3 basis point decrease in NIM, partially offset by a $0.3 billion increase in average earnings assets. The primary items affecting the NIM were:

•	5 basis point negative impact from the mix and yield of earning assets.

•	3 basis point lower benefit from noninterest bearing funds.

Partially offset by:

•	5 basis point positive impact from the reduction in total funding costs.

The $0.5 billion, or 1%, increase in average total loans and leases from the 2012 fourth quarter reflected:

•	$0.4 billion, or 3%, increase in commercial and industrial loans.

•	$0.3 billion, or 8%, increase in automobile loans.

Partially offset by:

•	$0.2 billion, or 3%, decrease in commercial real estate loans.

•	$0.2 billion, or 3%, decrease in residential mortgages.

The $0.7 billion, or 2%, decrease in average total core deposits from the 2012 fourth quarter reflected:

•	$1.0 billion, or 7%, decrease in noninterest-bearing deposits primarily reflecting our continued effort to reduce collateralized deposits.

Partially offset by:

•	$0.3 billion, or 2%, increase in money market deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2013 first quarter declined $9.9 million, or 25%, from the prior quarter and declined $4.8 million, or 14%, from the year-ago quarter. The current quarter’s provision for credit losses was $22.1 million less than total NCOs. (See Credit Quality discussion). Given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter to quarter basis is expected.

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

The following table reflects noninterest income for each of the past five quarters:

Table 6 - Noninterest Income

	2013	2012				1Q13 vs 1Q12		1Q13 vs 4Q12
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$60,883	$68,083	$67,806	$65,998	$60,292	$591	1%	$(7,200)	(11)%
Mortgage banking income	45,248	61,711	44,614	38,349	46,418	(1,170)	(3)	(16,463)	(27)
Trust services	31,160	31,388	29,689	29,914	30,906	254	1	(228)	(1)
Electronic banking	20,713	21,011	22,135	20,514	18,630	2,083	11	(298)	(1)
Brokerage income	17,995	17,415	16,526	19,025	19,260	(1,265)	(7)	580	3
Insurance income	19,252	17,268	17,792	17,384	18,875	377	2	1,984	11
Gain on sale of loans	2,616	20,690	6,591	4,131	26,770	(24,154)	(90)	(18,074)	(87)
Bank owned life insurance income	13,442	13,767	14,371	13,967	13,937	(495)	(4)	(325)	(2)
Capital markets fees	8,051	12,918	11,805	13,455	9,982	(1,931)	(19)	(4,867)	(38)
Securities gains (losses)	(509)	863	4,169	350	(613)	104	(17)	(1,372)	(159)
Other income	33,358	32,537	25,569	30,732	40,863	(7,505)	(18)	821	3

Total noninterest income	$252,209	$297,651	$261,067	$253,819	$285,320	$(33,111)	(12)%	$(45,442)	(15)%

2013 First Quarter versus 2012 First Quarter

The $33.1 million, or 12%, decrease in total noninterest income from the year-ago quarter reflected:

•	$24.2 million, or 90%, decrease in gain on sale of loans, primarily related to the prior year’s automobile loan securitization.

•

$7.5 million, or 18%, decrease in other income related to the prior year’s $11.4 million bargain purchase gain from the FDIC-assisted Fidelity Bank acquisition and a $2.7 million decrease in operating lease income. 2013 first quarter other income included a $7.6 million gain on the sale of Low Income Housing Tax Credit investments.

2013 First Quarter versus 2012 Fourth Quarter

The $45.4 million, or 15%, decrease in total noninterest income from the prior quarter reflected:

•	$18.1 million, or 87%, decrease in gain on sale of loans, primarily related to prior quarter’s automobile loan securitization.

•	$16.5 million, or 27%, decrease in mortgage banking income, primarily related to lower origination and secondary marketing income.

•	$7.2 million, or 11%, decrease in service charges on deposit accounts reflect typical seasonality and the February implementation of a new posting order for consumer transaction accounts.

•

$4.9 million, or 38%, decrease in capital market activity. Lower than expected commercial customer transactions negatively impacted both capital markets revenue and service charges on commercial deposit accounts, more than offsetting the favorable impact from continued growth in total customer relationships.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1.)

The following table reflects noninterest expense for each of the past five quarters:

Table 7 - Noninterest Expense

	2013	2012				1Q13 vs 1Q12		1Q13 vs 4Q12
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Personnel costs	$258,895	$253,952	$247,709	$243,034	$243,498	$15,397	6%	$4,943	2%
Outside data processing and other services	49,265	48,699	50,396	48,568	42,592	6,673	16	566	1
Net occupancy	30,114	29,008	27,599	25,474	29,079	1,035	4	1,106	4
Equipment	24,880	26,580	25,950	24,872	25,545	(665)	(3)	(1,700)	(6)
Deposit and other insurance expense	15,490	16,327	15,534	15,731	20,738	(5,248)	(25)	(837)	(5)
Professional services	7,192	22,514	17,510	15,037	10,697	(3,505)	(33)	(15,322)	(68)
Marketing	10,971	16,456	16,842	17,396	13,569	(2,598)	(19)	(5,485)	(33)
Amortization of intangibles	10,320	11,647	11,431	11,940	11,531	(1,211)	(11)	(1,327)	(11)
OREO and foreclosure expense	2,666	4,233	4,982	4,106	4,950	(2,284)	(46)	(1,567)	(37)
Loss (Gain) on early extinguishment of debt	—	—	1,782	(2,580)	—	—	—	—	—
Other expense	33,000	41,212	38,568	40,691	60,477	(27,477)	(45)	(8,212)	(20)

Total noninterest expense	$442,793	$470,628	$458,303	$444,269	$462,676	$(19,883)	(4)%	$(27,835)	(6)%

Number of employees (full-time equivalent), at period-end	12,052	11,806	11,731	11,417	11,166	886	8%	246	2%

2013 First Quarter versus 2012 First Quarter

The $19.9 million, or 4%, decrease in total noninterest expense from the year-ago quarter reflected:

•

$27.5 million, or 45%, decrease in other expense, reflecting a $2.1 million, or 73%, decrease to $0.7 million in operating lease expense as the automobile lease portfolio continues to run off and is expected to be essentially zero by the end of the year. The year ago quarter included a $23.5 million addition to litigation reserves.

•	$5.2 million, or 25%, decrease in deposit and other insurance expense, reflecting lower insurance premiums.

•	$3.5 million, or 33%, decrease in professional services, reflecting a decline in legal and outside consultant expenses.

Partially offset by:

•	$15.4 million, or 6%, increase in personnel costs, reflecting an increase in the number of full-time equivalent employees as well as higher salaries and benefits.

•	$6.7 million, or 16%, increase in outside data processing and other services primarily related to continued IT infrastructure investments.

2013 First Quarter versus 2012 Fourth Quarter

The $27.8 million, or 6%, decrease in total noninterest expense from the prior quarter reflected:

•	$15.3 million, or 68%, decrease in professional costs, primarily reflecting the decline in regulatory-related expense.

•	$8.2 million, or 20%, decrease in other expenses due to lower litigation and travel expense.

•	$5.5 million, or 33%, decrease in the marketing, as the latest advertising campaign did not launch until late in the quarter.

Partially offset by:

•

$4.9 million, or 2%, increase in personnel costs, reflecting approximately $8 million related to the annual payroll tax resets, partially offset by approximately $5 million in lower commission expense due to lower levels of capital markets and other customer-related activities.

Provision for Income Taxes

The provision for income taxes in the 2013 first quarter was $52.2 million. This compared with a provision for income taxes of $54.3 million in the 2012 fourth quarter and $52.2 million in the 2012 first quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At March 31, 2013, we had a net federal deferred tax asset of $116.9 million and a net state deferred tax asset of $37.4 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the deferred tax asset at March 31, 2013. As of March 31, 2013 and December 31, 2012, there was no disallowed deferred tax asset for regulatory capital purposes.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006, 2007, 2008, and 2009 tax returns. We believe the tax positions taken related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, we entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the current quarter, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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

We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2012 Form 10-K and subsequent filings with the SEC. Additionally, the MD&A included in our 2012 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2012 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2012 Form 10-K.

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

Loan and Lease Credit Exposure Mix

At March 31, 2013, loans and leases totaled $41.3 billion, representing a $0.6 billion, or 1%, increase compared to $40.7 billion at December 31, 2012, primarily reflecting growth in the C&I and automobile portfolios, partially offset by a decline in the CRE portfolio. The C&I portfolio increase was spread across several segments and represented a continuation of the growth in high quality loans originated over recent quarters. The automobile portfolio increase primarily reflected a continued strong level of high quality originations.

At March 31, 2013, commercial loans and leases totaled $22.3 billion and represented 54% of our total credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):

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

Construction CRE – Construction CRE loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, multi family, office, and warehouse project types. Generally, these loans are for construction projects that have been presold or preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans and leases were $19.0 billion at March 31, 2013 and represented 46% of our total loan and lease credit exposure. The consumer portfolio is primarily comprised of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at March 31, 2013.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period of the line-of-credit. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally and we do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. Residential mortgage loans include a complete full appraisal for collateral valuation.

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 8 - Loan and Lease Portfolio Composition

	2013		2012
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial:(1)
Commercial and industrial	$17,267	42%	$16,971	42%	$16,478	41%	$16,322	41%	$15,838	39%
Commercial real estate:
Construction	574	1	648	2	541	1	591	1	597	1
Commercial	4,485	11	4,751	12	4,956	12	5,317	13	5,443	13

Total commercial real estate	5,059	12	5,399	14	5,497	13	5,908	14	6,040	14

Total commercial	22,326	54	22,370	56	21,975	54	22,230	55	21,878	53

Consumer:
Automobile	5,036	12	4,634	11	4,276	11	3,808	10	4,787	12
Home equity	8,474	21	8,335	20	8,381	21	8,344	21	8,261	20
Residential mortgage	5,051	12	4,970	12	5,192	13	5,123	13	5,284	13
Other consumer	397	1	419	1	436	1	454	1	469	2

Total consumer	18,958	46	18,358	44	18,285	46	17,729	45	18,801	47

Total loans and leases	$41,284	100%	$40,728	100%	$40,260	100%	$39,959	100%	$40,679	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

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

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 9 - Loan and Lease Portfolio by Collateral Type (1)

	2013		2012
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
Secured loans:
Real estate—commercial	$9,041	22%	$9,128	22%	$9,278	23%	$9,398	23%	$9,326	24%
Real estate—consumer	13,525	33	13,305	33	13,573	33	13,467	33	13,470	34
Vehicles	6,928	17	6,659	16	6,096	15	5,650	14	6,623	16
Receivables/Inventory	5,383	13	5,178	13	5,046	13	5,026	13	4,749	12
Machinery/Equipment	2,815	7	2,749	7	2,639	7	2,759	7	2,536	6
Securities/Deposits	840	2	826	2	717	2	789	2	733	2
Other	1,015	2	1,090	3	1,110	3	1,043	3	983	2

Total secured loans and leases	39,547	96	38,935	96	38,459	96	38,132	95	38,420	96
Unsecured loans and leases	1,737	4	1,793	4	1,801	4	1,827	5	1,738	4

Total loans and leases	$41,284	100%	$40,728	100%	$40,260	100%	$39,959	100%	$40,158	100%

(1)	Loans acquired in the FDIC-assisted acquisition of Fidelity Bank are reflected in the above table effective June 30, 2012.

Commercial Credit

Refer to the “Commercial Credit” section of our 2012 Form 10-K for our commercial credit underwriting and on-going credit management processes.

C&I PORTFOLIO

While some C&I borrowers have been challenged by the continued weakness in the economy, problem loans have trended downward, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. Nevertheless, we continue to proactively identify borrowers that may be facing financial difficulty to assess all potential solutions.

CRE PORTFOLIO

We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer, and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

In 2010, we segregated our CRE portfolio into core and noncore segments. We believe segregating noncore CRE from core CRE improved our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues. We have not subsequently originated any noncore CRE loans.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generated an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $3.7 billion at March 31, 2013, representing 74% of total CRE loans. The performance of the core portfolio has met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 10 - Commercial Real Estate - Core vs. Noncore Portfolios

	March 31, 2013
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL%	Credit Mark (1)	Loans
Total core	$3,744	$30	$87	2.32%	3.10%	$48

Noncore—SAD (2)	567	125	127	22.40	36.42	61
Noncore—Other	748	17	58	7.75	9.80	2

Total noncore	1,315	142	185	14.07	22.44	63

Total commercial real estate	$5,059	$172	$272	5.38%	8.49%	$111

	December 31, 2012
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL%	Credit Mark (1)	Loans
Total core	$3,937	$21	$100	2.54%	3.06%	$41

Noncore—SAD (2)	597	145	129	21.61	36.93	82
Noncore—Other	865	18	61	7.05	8.95	4

Total noncore	1,462	163	190	13.00	21.72	86

Total commercial real estate	$5,399	$184	$290	5.37%	8.49%	$127

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at March 31, 2013, declined $0.3 billion, or 6%, compared with December 31, 2012. The decline in the noncore segment primarily reflected amortization and payoffs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. The decline in the core segment primarily reflected continued payoffs, partially offset by originations. We continue to support our core developer customers as appropriate, however, new core originations are balanced against internal concentration limits and increased competition, particularly pricing, for high quality developers and projects.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At March 31, 2013, the ACL related to the noncore portfolio was 14.07%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 36.42% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

Consumer Credit

Refer to the “Consumer Credit” section of our 2012 Form 10-K for our consumer credit underwriting and on-going credit management processes.

AUTOMOBILE PORTFOLIO

Our strategy in the automobile portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTVs, terms, and profitability. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and entering new markets can be associated with increased risk levels, we believe our strategy and operational capabilities significantly mitigate these risks.

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standard while expanding the portfolio. We have developed and implemented a loan securitization strategy to ensure we remain within our established portfolio concentration limits.

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

Table 11 - Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	03/31/13	12/31/12	03/31/13	12/31/12	03/31/13	12/31/12
Ending balance	$4,645	$4,380	$3,829	$3,955	$5,051	$4,970
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	76%	76%
Portfolio weighted average FICO score(2)	754	755	738	741	736	738

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Originations	$548	$427	$106	$147	$319	$202
Origination weighted average LTV ratio(1)	66%	71%	81%	81%	75%	78%
Origination weighted average FICO score(2)	778	772	751	757	759	755

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. The proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At March 31, 2013, 55% of our total home equity portfolio was secured by first-lien mortgages. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans.

Within the home equity line-of-credit portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment, while subsequent originations convert to a 20-year amortizing loan structure. After the 10-year draw period, the borrower must reapply to extend the existing structure or begin repaying the debt in a traditional term structure.

The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in “maturity” risk. Our maturity risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment.

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 12 - Maturity Schedule of Home Equity Line-of-Credit Portfolio

	March 31, 2013
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$46	$63	$19	$—	$2,204	$2,332
Secured by junior-lien	236	259	196	143	2,377	3,211

Total home equity line-of-credit	$282	$322	$215	$143	$4,581	$5,543

The amounts in the above table maturing in four years or less primarily consist of balloon payment structures and represent the most significant maturity risk. The amounts maturing in more than four years primarily consist of home equity lines-of-credit with a 20-year amortization period after the 10-year draw period.

Historically, less than 30% of our home equity lines-of-credit that are one year or less from maturity actually reach the maturity date as borrowers apply to re-establish the revolving period under current underwriting standards. We anticipate this percentage will decline in future periods as our proactive approach to managing maturity risk continues to evolve.

Residential Mortgages Portfolio

At March 31, 2013, 50% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. At March 31, 2013, ARM loans that were expected to have rates reset through 2015 totaled $1.4 billion. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the three-month period ended March 31, 2013, we closed $211 million in HARP residential mortgages and $1 million in HAMP residential mortgages. The HARP residential mortgage loans are considered current and are either part of our residential mortgage portfolio or serviced for others. The HAMP refinancings are associated with residential mortgages that are serviced for others. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

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

Credit quality performance in the 2013 first quarter, reflected overall continued improvement. NALs and NCOs declined 7% and 26%, respectively, compared to the prior quarter. Commercial criticized and commercial classified loans also declined reflecting the continued improvement in the commercial portfolio. The ACL to total loans ratio declined to 1.91% and our ACL coverage ratios remained at appropriate levels. Our ACL as a percentage of NALs remained strong at 207%.

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

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 13 - Nonaccrual Loans and Leases and Nonperforming Assets

	2013	2012
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Nonaccrual loans and leases:
Commercial and industrial	$80,928	$90,705	$109,452	$133,678	$142,492
Commercial real estate	110,803	127,128	148,986	219,417	205,105
Automobile	6,770	7,823	11,814	—	—
Residential mortgage	118,405	122,452	123,140	75,048	74,114
Home equity	63,405	59,525	51,654	46,023	45,847

Total nonaccrual loans and leases(1)	380,311	407,633	445,046	474,166	467,558
Other real estate owned, net
Residential	19,538	21,378	23,640	21,499	31,850
Commercial	5,601	6,719	30,566	17,109	16,897

Total other real estate owned, net	25,139	28,097	54,206	38,608	48,747
Other nonperforming assets(2)	10,045	10,045	10,476	10,476	10,772

Total nonperforming assets	$415,495	$445,775	$509,728	$523,250	$527,077

Nonaccrual loans as a % of total loans and leases	0.92%	1.00%	1.11%	1.19%	1.15%
Nonperforming assets ratio(3)	1.01	1.09	1.26	1.31	1.29
(NPA+90days)/(Loan+OREO)(4)	1.48	1.59	1.75	1.76	1.68

(1)	Nonaccrual loans and leases related to Chapter 7 bankruptcy loans were $59.9 million, $60.1 million, and $63.0 million at March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(2)	Other nonperforming assets represent an investment security backed by a municipal bond.
(3)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate.
(4)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate.

The $30.3 million, or 7%, decline in NPAs compared with December 31, 2012, primarily reflected:

•

$16.3 million, or 13%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD. Although we anticipate some degree of quarter-to-quarter volatility in our NAL levels, we expect that the overall trend will continue to be lower.

•

$9.8 million, or 11%, decline in C&I NALs, reflecting problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our SAD. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•

$4.0 million, or 3%, decrease in residential mortgage NALs, primarily due to successful workouts of several larger problem loans as well as a lower level of inflows compared to prior quarters. The NAL balances have been written down to collateral value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans.

Partially offset by:

•

$3.9 million, or 7%, increase in home equity NALs, primarily reflecting lower NCOs as we continue to work with troubled borrowers to take advantage of the current low interest-rate environment and the recent stabilization of home prices. The NAL balances have been written down to collateral value, less anticipated selling costs which substantially limits any significant future risk of additional loss on these loans, and make a modification more likely for borrowers with consistent cash flow.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 14 - Accruing and Nonaccruing Troubled Debt Restructured Loans

	2013	2012
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Troubled debt restructured loans—accruing:
Commercial and industrial	$90,642	$76,586	$55,809	$57,008	$53,795
Commercial real estate	192,167	208,901	222,155	202,190	231,923
Automobile	34,379	35,784	33,719	34,460	35,521
Home equity	162,087	110,581	92,763	66,997	59,270
Residential mortgage	288,041	290,011	280,890	298,967	294,836
Other consumer	2,514	2,544	2,644	3,038	4,233

Total troubled debt restructured loans—accruing	769,830	724,407	687,980	662,660	679,578

Troubled debt restructured loans—nonaccruing:

Commercial and industrial	14,970	19,268	28,859	35,535	26,886
Commercial real estate	26,588	32,548	20,284	55,022	39,606
Automobile	6,770	7,823	11,814	—	—
Home equity	11,235	6,951	7,756	374	334
Residential mortgage	84,317	84,515	83,163	28,332	29,549
Other consumer	—	113	113	113	113

Total troubled debt restructured loans—nonaccruing	143,880	151,218	151,989	119,376	96,488

Total troubled debt restructured loans	$913,710	$875,625	$839,969	$782,036	$776,066

The increase in the accruing TDR home equity portfolio is primarily related to the refinancing of certain maturing lines-of-credit structured as a 10-year draw period with a balloon payment to a new loan with a 20-year amortization period. Based on the borrower’s financial condition, we believe the new 20-year amortizing loan would not have been available to the borrower through normal channels or other sources. As such, we view this as a concession and have designated the new loan as a TDR.

Our strategy is to structure commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically a more aggressive strategy is put in place. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new legal agreement, they are included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

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

The following table reflects TDR activity for each of the past five quarters:

Table 15 - Troubled Debt Restructured Loan Activity

	2013	2012
(dollar amounts in thousands)	First	Fourth	Third	Second	First
TDRs, beginning of period	$875,625	$839,968	$782,035	$776,065	$805,650
New TDRs	164,407	169,850	196,707	94,631	136,237
Payments	(44,183)	(61,491)	(51,125)	(38,299)	(40,120)
Charge-offs	(5,395)	(16,985)	(22,537)	(16,551)	(25,042)
Sales	(4,814)	(2,933)	(3,978)	(1,840)	(5,036)
Transfer to OREO	(1,124)	(3,403)	(15,974)	(860)	(1,472)
Restructured TDRs—accruing(1)	(53,936)	(40,682)	(30,439)	(20,135)	(62,327)
Restructured TDRs—nonaccruing(1)	(10,674)	(7,138)	(14,721)	(10,833)	(30,388)
Other	(6,196)	(1,561)	—	(143)	(1,437)

TDRs, end of period	$913,710	$875,625	$839,968	$782,035	$776,065

(1)	Represents existing commercial TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2013 first quarter was $29.6 million, compared with $39.5 million in the prior quarter and $34.4 million in the year-ago quarter. (See Provision for Credit Losses discussion).

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 16 - Allocation of Allowance for Credit Losses (1)

	2013		2012
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial
Commercial and industrial	$238,098	42%	$241,051	42%	$257,081	41%	$280,548	41%	$246,026	39%
Commercial real estate	267,436	12	285,369	14	280,376	13	305,391	14	339,494	14

Total commercial	505,534	54	526,420	56	537,457	54	585,939	55	585,520	53

Consumer
Automobile	35,973	12	34,979	11	33,281	11	30,217	10	36,552	12
Home equity	115,858	21	118,764	20	122,605	21	135,562	21	168,898	20
Residential mortgage	63,062	12	61,658	12	67,220	13	78,015	13	89,129	13
Other consumer	26,342	1	27,254	1	28,579	1	29,913	1	32,970	2

Total consumer	241,235	46	242,655	44	251,685	46	273,707	45	327,549	47

Total allowance for loan and lease losses	746,769	100%	769,075	100%	789,142	100%	859,646	100%	913,069	100%

Allowance for unfunded loan commitments	40,855		40,651		53,563		50,978		50,934

Total allowance for credit losses	$787,624		$809,726		$842,705		$910,624		$964,003

Total allowance for loan and leases losses as % of:
Total loans and leases		1.81%		1.89%		1.96%		2.15%		2.24%
Nonaccrual loans and leases		196		189		177		181		195
Nonperforming assets		180		173		155		164		173

Total allowance for credit losses as % of:
Total loans and leases		1.91%		1.99%		2.09%		2.28%		2.37%
Nonaccrual loans and leases		207		199		189		192		206
Nonperforming assets		190		182		165		174		183

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The reduction in the ALLL compared with December 31, 2012 primarily reflected a decline in the CRE portfolio. This decline reflected significant improvements in the level of Criticized and Classified loans combined with lower CRE loan balances.

The ACL to total loans declined to 1.91% at March 31, 2013, compared to 1.99% at December 31, 2012. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics. The Federal Reserve Bank of Philadelphia Coincident Economic Activity Index, a proxy for overall economic growth, indicates the recoveries in Michigan, Ohio, and Indiana have been stronger than in the overall United States since the recession ended in June 2009. The firming of natural gas prices and a gradual improvement in the global economy should also provide some additional support to economic growth as the year progresses.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. Recently, real estate values have begun to slowly rise from their 2011 levels. Industry indices, as well as our own view of our primary markets, indicate home prices continued to slowly increase across our primary markets. In aggregate, the housing markets in our footprint states have mirrored the national recovery trend.

Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of the modification.

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

The following table reflects NCO detail for each of the last five quarters:

Table 17 - Quarterly Net Charge-off Analysis

	2013	2012
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$3,317	$7,052	$13,023	$15,678	$28,495
Commercial real estate:
Construction	(798)	11,038	(280)	(1,531)	(1,186)
Commercial	13,576	10,333	17,654	30,709	11,692

Commercial real estate	12,778	21,371	17,374	29,178	10,506

Total commercial	16,095	28,423	30,397	44,856	39,001

Consumer:
Automobile	2,594	1,896	4,019	449	3,078
Home equity	19,982	25,013	46,592	21,045	23,729
Residential mortgage	6,148	9,687	16,880	10,786	10,570
Other consumer	6,868	5,111	7,207	7,109	6,614

Total consumer	35,592	41,707	74,698	39,389	43,991

Total net charge-offs	$51,687	$70,130	$105,095	$84,245	$82,992

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.08%	0.17%	0.32%	0.39%	0.77%
Commercial real estate:
Construction	(0.53)	7.67	(0.20)	(1.05)	(0.79)
Commercial	1.16	0.84	1.37	2.24	0.89

Commercial real estate	0.97	1.56	1.21	1.92	0.72

Total commercial	0.29	0.52	0.55	0.81	0.75

Consumer:
Automobile	0.21	0.17	0.40	0.04	0.27
Home equity	0.95	1.20	2.23	1.01	1.15
Residential mortgage	0.49	0.75	1.30	0.82	0.82
Other consumer	6.67	4.74	6.49	6.15	5.45

Total consumer	0.76	0.91	1.65	0.83	0.95

Net charge-offs as a % of average loans	0.51%	0.69%	1.05%	0.82%	0.85%

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

2013 First Quarter versus 2012 Fourth Quarter

C&I NCOs decreased $3.7 million, or 53%, primarily reflecting higher recoveries from prior charge-offs. Current quarter NCOs did not represent any specific concentration in either geography or project type. Given the relatively low absolute level of NCOs in this portfolio, some degree of volatility on a quarter to quarter basis is expected.

CRE NCOs decreased $8.6 million, or 40%. As with the C&I portfolio, given the low absolute level of NCOs in the portfolio, some degree of volatility on a quarter to quarter basis is expected.

Automobile NCOs increased $0.7 million, or 37%, consistent with our expectations for the portfolio. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used automobiles. We anticipate continued strength in the used automobile market for the remainder of 2013.

Residential mortgage NCOs decreased $3.5 million, or 37%, primarily reflecting a continuation of the improving trend for this portfolio.

Home equity NCOs decreased $5.0 million, or 20%. The current quarter reflected fewer significant dollar size losses compared to the prior quarter.

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

Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks and yield curve twists.

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

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of March 31, 2013:

Table 18 - Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

March 31, 2013	-0.6	1.8	3.1

The ISE at risk reported at March 31, 2013, shows that Huntington is asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that more assets (primarily LIBOR-indexed loans to customers) than liabilities (primarily non-maturity deposits) will reprice over the modeled one-year period.

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

The results for the +100 and +200 basis point ramps also confirm the asset sensitive nature of the portfolio. In both the +100 and +200 basis point ramps, interest income for total loans (37.1% and 38.5%, respectively) increases faster than interest expense for interest bearing deposits (33.5% and 35.5%, respectively). Additionally, total borrowings show changes in interest expense of 62.5% and 66.9% for +100 and +200 basis point scenarios, respectively. While these results are high, since total borrowings represent a small percentage of total interest-sensitive liabilities, the financial impact of their sensitivity to rising rates is minimal. The -25 basis point parallel ramp confirms the asset sensitive position as the interest income for total loans (-9.7%), decreases faster than the interest expense of deposits (-7.4%).

Table 19 - Interest Income/Expense Sensitivity

	Percent of	Percent Change in Interest Income/Expense
	Total Earning	For a Given Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-25	+100	+200

Total loans	81%	-9.7%	37.1%	38.5%
Total investments and other earning assets	19	-5.7	31.5	24.0
Total interest-sensitive income		-8.9	35.3	35.3

Total interest-bearing deposits	67	-7.4	33.5	35.5
Total borrowings	4	-13.5	62.5	66.9
Total interest-sensitive expense		-7.9	35.7	37.9

(1)	At March 31, 2013

The EVE analysis measures the market value of assets minus the market value of liabilities, and the change in this equity value as rates change. Management focuses on the -25, +100, and +200 basis point shock scenarios.

The EVE analysis used in the following table reflects the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of March 31, 2013:

Table 20 - Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

March 31, 2013	0.6	-3.9	-9.2

The EVE at risk reported at March 31, 2013, shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase), since the amount and duration of the assets are longer than the amount and duration of liabilities. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

The following table details the economic value sensitivity to changes in market interest rates at March 31, 2013 for loans, investments, deposits, and borrowings. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. The analysis reflects that, in a sharply higher rate scenario, total tangible assets are more sensitive than total tangible liabilities. Investments and other earning assets contribute to this sensitivity, largely due to fixed rate securities investments.

Table 21 - Economic Value Sensitivity

	Percent of
	Total Net	Percent Change in Economic Value
	Tangible	For a Given Change in Interest Rates
	Assets (1)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-25	+100	+200

Total loans	74%	0.4%	-1.6%	-3.4%
Total investments and other earning assets	18	0.7	-3.3	-6.9
Total net tangible assets (2)		0.4	-1.9	-4.0

Total deposits	84	-0.4	1.7	3.2
Total borrowings	4	-0.2	0.5	1.1
Total net tangible liabilities (3)		-0.4	1.6	3.1

(1)	At March 31, 2013.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At March 31, 2013, we had a total of $139.9 million of capitalized MSRs representing the right to service $15.4 billion in mortgage loans. Of this $139.9 million, $35.6 million was recorded using the fair value method, and $104.3 million was recorded using the amortization method.

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

Investment securities portfolio

The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 4 and Note 5 of the Unaudited Notes to Condensed Consolidated Financial Statements. Particularly regarding MBS and ABS securities, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take account of the expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 22 - Expected life of investment securities

	March 31, 2013
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$375,415	$379,254	$—	$—
1 - 5 years	5,189,188	5,322,001	1,001,034	1,021,324
6 - 10 years	1,298,868	1,310,177	682,230	702,318
Over 10 years	256,080	164,489	9,810	9,812
Other securities	328,199	328,718	—	—

Total	$7,447,750	$7,504,639	$1,693,074	$1,733,454

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2013, these core deposits funded 79% of total assets (108% of total loans). At March 31, 2013 and December 31, 2012, total core deposits represented 94% and 95%, respectively, of total deposits.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $0.2 billion from December 31, 2012, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $12.9 million and $17.2 million at March 31, 2013 and December 31, 2012, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.2 billion and $1.9 billion at March 31, 2013 and December 31, 2012, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 23 - Deposit Composition

	2013		2012
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
By Type
Demand deposits—noninterest-bearing	$12,757	27%	$12,600	27%	$12,680	27%	$12,324	27%	$11,797	26%
Demand deposits—interest-bearing	6,135	13	6,218	13	5,909	13	6,060	13	6,126	14
Money market deposits	15,165	32	14,691	32	14,926	32	13,756	30	13,169	29
Savings and other domestic deposits	5,174	11	5,002	11	4,949	11	4,961	11	4,954	11
Core certificates of deposit	5,170	11	5,516	12	5,817	12	6,508	14	6,920	15

Total core deposits	44,401	94	44,027	95	44,281	95	43,609	95	42,966	95
Other domestic deposits of $250,000 or more	355	1	354	1	352	1	260	1	325	1
Brokered deposits and negotiable CDs	1,807	4	1,594	3	1,795	4	1,888	4	1,276	3
Deposits in foreign offices	304	1	278	1	313	—	319	—	442	1

Total deposits	$46,867	100%	$46,253	100%	$46,741	100%	$46,076	100%	$45,009	100%

Total core deposits:
Commercial	$18,502	42%	$18,358	42%	$19,207	43%	$18,324	42%	$17,101	40%
Consumer	25,899	58	25,669	58	25,074	57	25,285	58	25,865	60

Total core deposits	$44,401	100%	$44,027	100%	$44,281	100%	$43,609	100%	$42,966	100%

Table 24 - Federal Funds Purchased and Repurchase Agreements

	2013	2012
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$725	$576	$1,249	$1,191	$1,482
Other short-term borrowings	8	14	11	15	22

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.09%	0.15%	0.14%	0.19%	0.14%
Other short-term borrowings	2.50	1.98	1.99	1.57	0.81

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$781	$1,166	$1,464	$1,286	$1,590
Other short-term borrowings	9	26	16	26	23

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$752	$996	$1,315	$1,365	$1,501
Other short-term borrowings	10	16	15	26	11

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.10%	0.12%	0.15%	0.15%	0.14%
Other short-term borrowings	2.13	1.52	1.67	0.92	1.76

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At March 31, 2013, total wholesale funding was $4.7 billion, a decrease from $5.2 billion at December 31, 2012.

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

Table 25 - Federal Reserve and FHLB Borrowing Capacity

	March 31,	December 31,
(dollar amounts in billions)	2013	2012
Loans and securities pledged:
Federal Reserve Bank	$10.9	$10.2
FHLB	8.1	8.2

Total loans and securities pledged	$19.0	$18.4
Total unused borrowing capacity at Federal Reserve Bank and FHLB	$11.8	$10.3

At March 31, 2013, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At March 31, 2013 and December 31, 2012, the parent company had $1.0 billion and $0.9 billion, respectively, in cash and cash equivalents.

On April 17, 2013, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.05 per common share. The dividend is payable on July 1, 2013, to shareholders of record on June 17, 2013. Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $41.9 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2013, without regulatory approval due to the deficit position of its undivided profits. We do not anticipate that the Bank will need to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2013, we had $478.8 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $478.8 million are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At March 31, 2013 and December 31, 2012, we had commitments to sell residential real estate loans of $737.3 million and $849.8 million, respectively. These contracts mature in less than one year.

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Operational Risk

As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. For example, we actively and continuously monitor cyber-attacks such as attempts related to eFraud and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses.

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

The table below reflects activity in the representations and warranties reserve:

Table 26 - Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2013	2012
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Reserve for representations and warranties, beginning of period	$28,588	$27,468	$26,298	$24,802	$23,218
Reserve charges	(2,470)	(3,062)	(2,833)	(2,677)	(2,056)
Provision for representations and warranties	2,814	4,182	4,003	4,173	3,640

Reserve for representations and warranties, end of period	$28,932	$28,588	$27,468	$26,298	$24,802

Table 27 - Mortgage Loan Repurchase Statistics

	2013	2012
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Number of loans sold	5,798	7,696	6,093	5,935	6,621
Amount of loans sold (UPB)	$846,419	$1,124,286	$992,310	$890,592	$1,008,055
Number of loans repurchased (1)	46	79	44	55	41
Amount of loans repurchased (UPB) (1)	$5,874	$9,563	$5,721	$8,998	$4,841
Number of claims received	146	166	139	227	134
Successful dispute rate (2)	62%	45%	44%	48%	46%
Number of make whole payments (3)	29	48	39	47	33
Amount of make whole payments (3)	$2,274	$2,876	$2,815	$2,130	$1,611

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Capital Planning

In 2012, we participated in the FRB’s CapPR process and made our capital plan submission in January 2013. On March 14, 2013, we announced that the FRB had completed its review of our capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $227.0 million of common stock and an increase of our common per share dividend from $0.04 to $0.05 through the 2014 first quarter.

We will be subject to the Federal Reserve’s supervisory stress tests beginning in late 2013. In October 2012, the OCC issued its Annual Stress Test final rule. In that ruling, the OCC stipulated it will consult closely with the Federal Reserve to provide common stress scenarios for use at both the depository institution and holding company levels. The OCC has deferred the requirement for us to complete separate annual stress tests at the bank-level until 2013.

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

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. At March 31, 2013, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

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

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 28 - Capital Adequacy

	2013	2012
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated capital calculations:
Common shareholders’ equity	$5,481	$5,404	$5,422	$5,263	$5,164
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	5,867	5,790	5,808	5,649	5,550
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(124)	(132)	(144)	(159)	(171)
Other intangible assets deferred tax liability (1)	43	46	50	56	60

Total tangible equity (2)	5,342	5,260	5,270	5,102	4,995
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$4,956	$4,874	$4,884	$4,716	$4,609

Total assets	$56,055	$56,153	$56,443	$56,623	$55,877
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(124)	(132)	(144)	(159)	(171)
Other intangible assets deferred tax liability (1)	43	46	50	56	60

Total tangible assets (2)	$55,530	$55,623	$55,905	$56,076	$55,322

Tier 1 capital	$5,829	$5,741	$5,720	$5,714	$5,709
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(299)	(299)	(335)	(449)	(532)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$5,094	$5,006	$4,949	$4,829	$4,741

Risk-weighted assets (RWA)	$47,937	$47,773	$48,147	$47,890	$46,716

Tier 1 common equity / RWA ratio (2)	10.62%	10.48%	10.28%	10.08%	10.15%

Tangible equity / tangible asset ratio (2)	9.62	9.46	9.43	9.10	9.03

Tangible common equity / tangible asset ratio (2)	8.92	8.76	8.74	8.41	8.33

Tangible common equity / RWA ratio (2)	10.34	10.20	10.14	9.85	9.86

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

Our Tier 1 common equity risk-based ratio improved 14 basis points to 10.62% at March 31, 2013, compared with 10.48% at December 31, 2012. This increase primarily reflected the combination of an increase in retained earnings, partially offset by the repurchase of 4.7 million common shares and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 29 - Regulatory Capital Data

		2013	2012
(dollar amounts in millions)		March 31,	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	Consolidated	$47,937	$47,773	$48,147	$47,890	$46,716
	Bank	47,842	47,676	48,033	47,786	46,498
Tier 1 risk-based capital	Consolidated	5,829	5,741	5,720	5,714	5,709
	Bank	5,162	5,003	4,818	4,636	4,437
Tier 2 risk-based capital	Consolidated	1,144	1,187	1,192	1,190	1,186
	Bank	947	1,091	1,196	1,294	1,372
Total risk-based capital	Consolidated	6,973	6,928	6,912	6,904	6,895
	Bank	6,109	6,094	6,014	5,930	5,809
Tier 1 leverage ratio	Consolidated	10.57%	10.36%	10.29%	10.34%	10.55%
	Bank	9.38	9.05	8.68	8.42	8.24
Tier 1 risk-based capital ratio	Consolidated	12.16	12.02	11.88	11.93	12.22
	Bank	10.79	10.49	10.03	9.70	9.54
Total risk-based capital ratio	Consolidated	14.55	14.50	14.36	14.42	14.76
	Bank	12.77	12.78	12.52	12.41	12.49

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2012, primarily reflected an increase in retained earnings, partially offset by the repurchase of 4.7 million common shares and the impacts related to the payments of dividends.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $5.9 billion at March 31, 2013, representing a $0.1 billion, or 1%, increase compared with December 31, 2012, primarily reflecting an increase in retained earnings.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On April 17, 2013, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on July 1, 2013. Also, cash dividends of $0.04 per share were declared on January 17, 2013. Our 2013 capital plan to the FRB (see Capital Planning section above) included quarterly common dividends of $0.05 per common share through the 2014 first quarter.

On April 17, 2013, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on July 15, 2013. Also, cash dividends of $21.25 per share were declared on January 17, 2013.

On April 17, 2013, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.44 per share. The dividend is payable on July 15, 2013. Also, cash dividends of $7.51 per share were declared on January 17, 2013.

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

Our board of directors has authorized a share repurchase program consistent with our capital plan of the potential repurchase of up to $227.0 million of common stock. During the three-month period ended March 31, 2013, we repurchased 4.7 million common shares at a weighted average share price of $7.07.

Fair Value

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

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

OCR was introduced in late 2009. Through 2010, much of the effort was spent on defining processes, sales training, and systems development to fully capture and measure OCR performance metrics. In 2011, we introduced OCR-related metrics for commercial relationships, which complements the previously disclosed consumer OCR-related metrics. In 2013, we continue to experience strong consumer household and commercial relationship growth.

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

We use the checking account since it typically represents the primary banking relationship product. We count additional products by type, not number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing four or more services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services. We have made significant strides toward our 4+ cross-sell threshold and as we hold ourselves to a higher performance standard, we plan to increase our goals and measurement to drive 6+ products and services for our consumer customers.

The following table presents consumer checking account household OCR metrics:

Table 30 - Consumer Checking Household OCR Cross-sell Report

	2013	2012
	First	Fourth	Third	Second	First
Number of households	1,265,086	1,228,812	1,203,508	1,167,413	1,134,444

Product Penetration by Number of Services (1)
1 Service	2.7%	3.1%	4.3%	3.6%	3.7%
2-3 Services	17.3	18.6	19.8	20.4	21.2
4+ Services	80.0	78.3	75.9	76.0	75.1

Total revenue (in millions)	$239.4	$251.2	$246.0	$249.7	$236.5

(1)	The definitions and measurements used in our OCR process are periodically reviewed.

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 4 or more products at the end of the 2013 first quarter was 80.0%, up from 78.3% at the end of last year. For 2013, consumer household checking accounts grew at an 11.8% annualized rate. Total consumer checking account household revenue in the 2013 first quarter was $239.4 million, down $11.8 million, or 5%, from the 2012 fourth quarter, primarily related to typical seasonality and the February 2013 implementation of a new posting order for consumer transaction accounts. Total consumer checking account household revenue was up $2.9 million, or 1%, from the year-ago.

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

The following table presents commercial relationship OCR metrics:

Table 31 - Commercial Relationship OCR Cross-sell Report

	2013	2012
	First	Fourth	Third	Second	First
Commercial Relationships (1)	155,584	151,083	149,333	147,190	142,947

Product Penetration by Number of Services (2)
1 Service	23.7%	24.6%	25.9%	26.5%	27.2%
2-3 Services	40.2	40.4	40.6	40.9	40.2
4+ Services	36.1	35.0	33.5	32.6	32.7

Total revenue (in millions)	$175.1	$189.8	$175.7	$189.2	$169.7

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed.

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing 4 or more products at the end of 2013 first quarter was 36.1%, up from 35.0% from the prior year. For the first three-month period of 2013, commercial relationships grew a 11.9% annualized rate. Total commercial relationship revenue in the 2013 first quarter was $175.1 million, down $14.7 million, 8%, from the 2012 fourth quarter. This was due to lower commercial customer transaction volumes.

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

The $27.8 million, or 295%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above; partially offset by an increase in personnel costs.

Net Income by Business Segment

We reported net income of $151.8 million during the first three-month period of 2013. This compared with net income of $153.3 million during the first three-month period of 2012. The segregation of net income by business segment for the first three-month period of 2013 and 2012 is presented in the following table:

Table 32 - Net Income by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Retail and Business Banking	$13,125	$17,457
Regional and Commercial Banking	35,444	24,042
AFCRE	43,562	83,502
WGH	22,450	18,856
Treasury/Other	37,199	9,413

Total net income	$151,780	$153,270

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first three-month period of 2013 is presented in the following table:

Table 33 - Average Loans/Leases and Deposits by Business Segment

	Three Months Ended March 31, 2013
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,420	$10,556	$2,310	$609	$59	$16,954
Commercial real estate	434	411	4,247	200	—	5,292

Total commercial	3,854	10,967	6,557	809	59	22,246
Automobile	—	—	4,834	—	(1)	4,833
Home equity	7,543	8	1	870	(27)	8,395
Residential mortgage	977	7	—	3,995	(1)	4,978
Other consumer	319	5	62	38	(12)	412

Total consumer	8,839	20	4,897	4,903	(41)	18,618

Total loans and leases	$12,693	$10,987	$11,454	$5,712	$18	$40,864

Average Deposits
Demand deposits—noninterest-bearing	$5,137	$3,267	$551	$2,903	$307	$12,165
Demand deposits—interest-bearing	4,745	96	51	1,079	6	5,977
Money market deposits	8,179	2,038	246	4,573	9	15,045
Savings and other domestic deposits	4,897	13	11	163	(1)	5,083
Core certificates of deposit	5,234	24	2	81	5	5,346

Total core deposits	28,192	5,438	861	8,799	326	43,616
Other deposits	139	230	61	824	1,143	2,397

Total deposits	$28,331	$5,668	$922	$9,623	$1,469	$46,013

Retail and Business Banking

Table 34 - Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$205,240	$221,301	$(16,061)	(7)%
Provision for credit losses	32,547	48,839	(16,292)	(33)
Noninterest income	87,266	89,256	(1,990)	(2)
Noninterest expense	239,766	234,861	4,905	2
Provision for income taxes	7,068	9,400	(2,332)	(25)

Net income	$13,125	$17,457	$(4,332)	(25)%

Number of employees (full-time equivalent)	5,815	5,390	425	8%

Total average assets (in millions)	$14,400	$13,957	$443	3
Total average loans/leases (in millions)	12,693	12,434	259	2
Total average deposits (in millions)	28,331	27,467	864	3
Net interest margin	2.96%	3.24%	(0.28)%	(9)
NCOs	$30,250	$38,615	$(8,365)	(22)
NCOs as a % of average loans and leases	0.95%	1.24%	(0.29)%	(23)
Return on average common equity	3.7	5.0	(1.3)	(26)

2013 First Three Months vs. 2012 First Three Months

Retail and Business Banking reported net income of $13.1 million in the first three-month period of 2013. This was a decrease of $4.3 million, or 25%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	28 basis points decrease in the net interest margin. This decrease was mainly due to a decrease in deposit spreads that resulted from a reduction in the FTP rates assigned to those deposits.

Partially offset by:

•	14 basis points increase in loan spreads combined with $0.3 billion, or 2%, increase in total average loans and leases, along with a $0.9 billion, or 3%, increase in total average deposits.

The increase in total average loans and leases from the year-ago period reflected:

•	$0.2 billion, or 6%, increase in commercial loans.

The increase in total average deposits from the year-ago period reflected:

•	$1.0 billion, or 10%, increase in demand deposits.

•	$0.8 billion, or 10%, increase in money market deposits.

Partially offset by:

•	$1.1 billion, or 18%, decrease in core certificate of deposits, which reflected continued focus on product mix in reducing the overall cost of deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 29 basis point reduction in NCOs and a $18 million decline in NALs.

The decrease in noninterest income from the year-ago period reflected:

•	$2.2 million decline related to miscellaneous other fee income items.

•	$2.0 million, or 38%, decrease in gain on sale of loans and loan servicing revenue.

Partially offset by:

•

$2.5 million, or 5%, increase in deposit service charge income due to strong household and account growth in the checking portfolio that more than offset a $4.9 million decline in service charges from a change in overdraft posting order.

•	$2.1 million, or 11%, increase in electronic banking income, also due to strong consumer household growth.

The increase in noninterest expense from the year-ago period reflected:

•	$4.3 million, or 6%, increase in personnel costs primarily related to the expansion of our Giant Eagle and Meijer in-store branch network.

•	$3.0 million, or 4%, increase in allocated overhead expense.

Partially offset by:

•	$2.6 million, or 20%, lower marketing expense.

Regional and Commercial Banking

Table 35 - Key Performance Indicators for Regional and Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$69,399	$64,202	$5,197	8%
Provision (reduction in allowance) for credit losses	(7,243)	13,280	(20,523)	(155)
Noninterest income	30,302	31,933	(1,631)	(5)
Noninterest expense	52,415	45,867	6,548	14
Provision for income taxes	19,085	12,946	6,139	47

Net income	$35,444	$24,042	$11,402	47%

Number of employees (full-time equivalent)	741	669	72	11%

Total average assets (in millions)	$11,800	$10,259	$1,541	15
Total average loans/leases (in millions)	10,987	9,250	1,737	19
Total average deposits (in millions)	5,668	4,680	988	21
Net interest margin	2.66%	2.83%	(0.17)%	(6)
NCOs	$(3,933)	$13,642	$(17,575)	(129)
NCOs as a % of average loans and leases	(0.14)%	0.59%	(0.73)%	(124)
Return on average common equity	14.6	12.0	2.6	22

2013 First Three Months vs. 2012 First Three Months

Regional and Commercial Banking reported net income of $35.4 million in the first three-month period of 2013. This was an increase of $11.4 million, or 47%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.7 billion, or 19%, increase in total average loans and leases.

•	$1.0 billion, or 21%, increase in average total deposits.

Partially offset by:

•

17 basis point decrease in the net interest margin due to compressed deposit margins resulting from declining rates and reduced FTP rates, partially offset by a small increase on the commercial loan spread.

The increase in total average loans and leases from the year-ago period reflected:

•

$0.7 billion, or 47%, increase in the equipment finance portfolio average balance, which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance, and syndications.

•	$0.4 billion, or 18%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

•

$0.4 billion, or 38%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•

$0.3 billion, or 7%, increase in the general middle market portfolio average balance primarily in our major metro markets overcoming a $0.3 billion or 7% reduction in the funded balances of lines of credit due to a reduction in the average utilization rate.

•

$0.1 billion, or 180%, increase in the franchise finance portfolio average balance, reflecting a focused effort to become an approved lender for specific franchise businesses and establishing relationships with targeted prospects within our footprint.

Partially offset by:

•	$0.2 billion, or 43%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.0 billion, or 23%, increase in core deposits, which primarily reflected a $0.6 billion increase in noninterest-bearing demand deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.7 billion of the balance growth, while large corporate accounts contributed $0.3 billion.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 73 basis point reduction in NCOs and a $42 million decline in NALs.

The decrease in noninterest income from the year-ago period reflected:

•

$1.8 million, or 17%, decrease in capital markets related income attributed to a $2.8 million, or 54%, decrease in sales of customer interest rate protection products, partially offset by a $0.9 million or 35% increase in foreign exchange revenue and a $0.1 million or 4% increase in institutional brokerage income driven by stronger underwriting fees and fixed-income commissions compared to the prior year.

•	$1.8 million, or 17%, decrease in deposit service charge income and other Treasury Management related revenue reflecting the impact of earnings credits by our customers.

Partially offset by:

•	$2.2 million increase related to miscellaneous other fee income items.

The increase in noninterest expense from the year-ago period reflected:

•

$4.6 million, or 19%, increase in personnel costs, primarily reflecting an 11% increase in FTE. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$1.8 million, or 32%, increase in allocated overhead expense.

Automobile Finance and Commercial Real Estate

Table 36 - Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$88,070	$90,330	$(2,260)	(3)%
Provision (reduction in allowance) for credit losses	(7,504)	(42,254)	(34,750)	(82)
Noninterest income	8,355	34,719	(26,364)	(76)
Noninterest expense	36,911	38,839	(1,928)	(5)
Provision for income taxes	23,456	44,962	(21,506)	(48)

Net income	$43,562	$83,502	$(39,940)	(48)%

Number of employees (full-time equivalent)	268	271	(3)	(1)%

Total average assets (in millions)	$12,140	$12,656	$(516)	(4)
Total average loans/leases (in millions)	11,454	11,468	(14)	(0)
Total average deposits (in millions)	922	811	111	14
Net interest margin	2.92%	2.83%	0.09%	3
NCOs	$15,448	$21,410	$(5,962)	(28)
NCOs as a % of average loans and leases	0.54%	0.75%	(0.21)%	(28)
Return on average common equity	32.5	54.4	(21.9)	(40)

2013 First Three Months vs. 2012 First Three Months

AFCRE reported net income of $43.6 million in the first three-month period of 2013. This was a decrease of $39.9 million, or 48%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year ago period reflected:

•	$0.6 billion, or 67%, decrease in average loans held for sale related to automobile loan securitization activities in the year-ago period.

Partially offset by:

•

9 basis point increase in the net interest margin. This increase primarily reflected purchase accounting adjustments related to certain acquired commercial and commercial real estate loan portfolios, as well as the continuation of our risk-based pricing strategies in the CRE portfolio and maintaining our pricing discipline on indirect auto loan originations.

The increase in provision for credit losses from the year-ago period reflected:

•

A reduction in the levels of reserve releases associated with declines in non-performing loans. During the 2013 first quarter, NALs declined $12 million as compared to $34 million during the year-ago period.

The decrease in noninterest income from the year-ago period reflected:

•	$23.0 million, or 100%, decrease in gain on sale of loans resulting from the $23.0 million gain on securitization and sale of $1.3 billion of indirect auto loans in the 2012 first quarter.

•	$2.7 million, or 72%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$2.1 million, or 73%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

Wealth Advisors, Government Finance, and Home Lending

Table 37 - Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$43,668	$46,829	$(3,161)	(7)%
Provision for credit losses	11,792	14,541	(2,749)	(19)
Noninterest income	94,654	87,638	7,016	8
Noninterest expense	91,992	90,917	1,075	1
Provision for income taxes	12,088	10,153	1,935	19

Net income	$22,450	$18,856	$3,594	19%

Number of employees (full-time equivalent)	2,134	2,012	122	6%

Total average assets (in millions)	$7,363	$7,500	$(137)	(2)
Total average loans/leases (in millions)	5,712	5,920	(208)	(4)
Total average deposits (in millions)	9,623	9,450	173	2
Net interest margin	1.80%	1.88%	(0.08)%	(4)
NCOs	$9,639	$12,261	$(2,622)	(21)
NCOs as a % of average loans and leases	0.68%	0.83%	(0.15)%	(18)
Return on average common equity	12.5	9.9	2.6	26
Mortgage banking origination volume (in millions)	$1,119	$1,157	$(38)	(3)
Noninterest income shared with other business segments(1)	9,733	11,264	(1,531)	(14)
Total assets under management (in billions)—eop	17.1	15.0	2.1	14
Total trust assets (in billions)—eop	76.3	62.4	13.9	22

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2013 First Three Months vs. 2012 First Three Months

WGH reported net income of $22.5 million in the first three-month period of 2013. This was an increase of $3.6 million, or 19%, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	8 basis point decrease in the net interest margin, primarily due to compressed deposit margins resulting from declining rates and reduced FTP rates.

•	$0.2 billion, or 4%, decrease in average total loans and leases.

Partially offset by:

•	$0.2 billion, or 2%, increase in average total deposits.

The decrease in provision for credit losses reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 15 basis point reduction in NCOs and a $19 million decline in NALs.

The increase in noninterest income from the year-ago period reflected:

•	$8.2 million increase in other income, primarily due to a gain on sale of certain Low Income Housing Tax Credit investments.

Partially offset by:

•	$1.7 million, or 4%, decrease in mortgage banking income due to lower in mortgage production and a higher percentage of mortgages retained on the balance sheet.

The increase in noninterest expense from the year-ago period reflected:

•	$0.7 million, or 1%, increase in personnel costs, which reflected higher sales commissions and loan origination costs primarily related to the increased mortgage origination volume.

•	$0.5 million, or 3%, increase in other expenses, primarily due to loan system conversion costs, increased mortgage volume, and an increase in allocated overhead expense.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions, including impacts from the implementation of the Budget Control Act of 2011 as well as the continuing economic uncertainty in the US, the European Union, and other areas; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services introduced to implement our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing and results of governmental actions, examinations, reviews, reforms, and regulations including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, OCC, Federal Reserve, and CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2012 Annual Report on Form 10-K, and documents subsequently filed by us with the Securities and Exchange Commission.

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

Risk Factors

Information on risk is discussed in the Risk Factors section included in Item 1A of our 2012 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL, income taxes and deferred tax assets, and fair value measurements of investment securities, goodwill, pension, and other real estate owned. These significant accounting estimates and their related application are discussed in our 2012 Form 10-K.

Recent Accounting Pronouncements and Developments

Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2013 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2013	2012
(dollar amounts in thousands, except number of shares)	March 31,	December 31,
Assets
Cash and due from banks	$828,688	$1,262,806
Interest-bearing deposits in banks	71,317	70,921
Trading account securities	86,520	91,205
Loans held for sale (includes $415,126 and $452,949 respectively, measured at fair value) (1)	729,707	764,309
Available-for-sale and other securities	7,504,639	7,566,175
Held-to-maturity securities	1,693,074	1,743,876
Loans and leases (includes $116,039 and $142,762 respectively, measured at fair value) (2)	41,283,524	40,728,425
Allowance for loan and lease losses	(746,769)	(769,075)

Net loans and leases	40,536,755	39,959,350

Bank owned life insurance	1,609,610	1,596,056
Premises and equipment	620,833	617,257
Goodwill	444,268	444,268
Other intangible assets	124,236	132,157
Accrued income and other assets	1,805,319	1,904,805

Total assets	$56,054,966	$56,153,185

Liabilities and shareholders’ equity
Liabilities
Deposits	$46,867,141	$46,252,683
Short-term borrowings	732,705	589,814
Federal Home Loan Bank advances	183,491	1,008,959
Other long-term debt	156,301	158,784
Subordinated notes	1,188,674	1,197,091
Accrued expenses and other liabilities	1,059,516	1,155,643

Total liabilities	50,187,828	50,362,974

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,401	8,441
Capital surplus	7,451,287	7,475,149
Less treasury shares, at cost	(11,141)	(10,921)
Accumulated other comprehensive loss	(159,955)	(150,817)
Retained (deficit) earnings	(1,807,746)	(1,917,933)

Total shareholders’ equity	5,867,138	5,790,211

Total liabilities and shareholders’ equity	$56,054,966	$56,153,185

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	840,087,217	844,105,349
Common shares outstanding	838,757,987	842,812,709
Treasury shares outstanding	1,329,230	1,292,640
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets and liabilities of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2013	2012
Interest and fee income:
Loans and leases	$406,879	$412,048
Available-for-sale and other securities
Taxable	40,185	48,824
Tax-exempt	2,615	2,199
Held-to-maturity securities—taxable	9,838	4,714
Other	5,802	12,152

Total interest income	465,319	479,937

Interest expense:
Deposits	32,035	43,780
Short-term borrowings	234	583
Federal Home Loan Bank advances	301	222
Subordinated notes and other long-term debt	8,579	18,143

Total interest expense	41,149	62,728

Net interest income	424,170	417,209
Provision for credit losses	29,592	34,406

Net interest income after provision for credit losses	394,578	382,803

Service charges on deposit accounts	60,883	60,292
Mortgage banking	45,248	46,418
Trust services	31,160	30,906
Electronic banking	20,713	18,630
Brokerage	17,995	19,260
Insurance	19,252	18,875
Gain on sale of loans	2,616	26,770
Bank owned life insurance income	13,442	13,937
Capital markets fees	8,051	9,982
Net gains on sales of securities	187	624
Impairment losses recognized in earnings on available-for-sale securities	(696)	(1,237)
Other noninterest income	33,358	40,863

Total noninterest income	252,209	285,320

Personnel costs	258,895	243,498
Outside data processing and other services	49,265	42,592
Net occupancy	30,114	29,079
Equipment	24,880	25,545
Deposit and other insurance expense	15,490	20,738
Professional services	7,192	10,697
Marketing	10,971	13,569
Amortization of intangibles	10,320	11,531
OREO and foreclosure expense	2,666	4,950
Other noninterest expense	33,000	60,477

Total noninterest expense	442,793	462,676

Income before income taxes	203,994	205,447
Provision for income taxes	52,214	52,177

Net income	151,780	153,270
Dividends on preferred shares	7,970	8,049

Net income applicable to common shares	$143,810	$145,221

Average common shares—basic	841,103	864,499
Average common shares—diluted	848,708	869,164
Per common share:
Net income—basic	$0.17	$0.17
Net income—diluted	0.17	0.17
Cash dividends declared	0.04	0.04
OTTI losses for the periods presented:
Total OTTI losses	$(696)	$(1,237)
Noncredit-related portion of loss recognized in OCI	—	—

Impairment losses recognized in earnings on available-for-sale securities	$(696)	$(1,237)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Net income	$151,780	$153,270
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	3,831	4,527
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	(5,347)	17,846

Total unrealized gains on available-for-sale and other securities	(1,516)	22,373
Unrealized gains (losses) on cash flow hedging derivatives	(12,970)	(9,669)
Change in accumulated unrealized losses for pension and other post-retirement obligations	5,348	3,243

Other comprehensive income (loss)	(9,138)	15,947

Comprehensive income	$142,642	$169,217

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											153,270	153,270
Other comprehensive income (loss)										15,947		15,947
Cash dividends declared:
Common ($0.04 per share)											(34,588)	(34,588)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($9.73 per share)											(346)	(346)
Recognition of the fair value of share-based compensation							5,303					5,303
Other share-based compensation activity					288	3	122				(20)	105
Other							(170)	(21)	21		(111)	(260)

Balance, end of period	363	$362,507	35	$23,785	865,873	$8,659	$7,602,064	(1,199)	$(10,234)	$(157,816)	$(2,279,137)	$5,549,828

Three Months Ended March 31, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Net income											151,780	151,780
Other comprehensive income (loss)										(9,138)		(9,138)
Repurchases of common stock					(4,738)	(47)	(33,553)					(33,600)
Cash dividends declared:
Common ($0.05 per share)											(33,569)	(33,569)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($7.51 per share)											(267)	(267)
Recognition of the fair value of share-based compensation							8,021					8,021
Other share-based compensation activity					720	7	1,706				(83)	1,630
Other							(36)	(37)	(220)		29	(227)

Balance, end of period	363	$362,507	35	$23,785	840,087	$8,401	$7,451,287	(1,329)	$(11,141)	$(159,955)	$(1,807,746)	$5,867,138

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$151,780	$153,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,592	34,406
Depreciation and amortization	67,177	70,723
Share-based compensation expense	8,021	5,303
Change in deferred income taxes	49,939	62,119
Originations of loans held for sale	(798,655)	(953,486)
Principal payments on and proceeds from loans held for sale	865,553	1,008,227
Gain on sale of loans held for sale	(20,258)	(10,417)
Bargain purchase gain	—	(11,409)
Net gain on sales of securities	(187)	(624)
Impairment losses recognized in earnings on available-for-sale securities	696	1,237
Net change in:
Trading account securities	4,685	(13,764)
Accrued income and other assets	(11,734)	(44,800)
Accrued expense and other liabilities	(134,700)	(23,515)

Net cash provided by (used for) operating activities	211,909	277,270

Investing activities
Increase (decrease) in interest bearing deposits in banks	37,292	171
Net cash received from acquisition	—	40,310
Proceeds from:
Maturities and calls of available-for-sale and other securities	438,838	496,689
Maturities of held-to-maturity securities	50,136	18,089
Sales of available-for-sale and other securities	230,038	145,938
Purchases of available-for-sale and other securities	(618,975)	(1,416,630)
Net proceeds from sales of loans	39,150	1,397,343
Net loan and lease activity, excluding sales	(660,070)	(1,077,171)
Proceeds from sale of operating lease assets	3,786	8,970
Purchases of premises and equipment	(23,942)	(29,342)
Proceeds from sales of other real estate	9,206	5,545
Purchases of loans and leases	(21,541)	(393,191)
Other, net	401	—

Net cash provided by (used for) investing activities	(515,681)	(803,279)

Financing activities
Increase (decrease) in deposits	616,206	1,016,203
Increase (decrease) in short-term borrowings	154,490	70,606
Proceeds from Federal Home Loan Bank advances	175,000	—
Maturity/redemption of Federal Home Loan Bank advances	(1,000,481)	(351,235)
Maturity/redemption of long-term debt	(2,086)	(171,643)
Dividends paid on preferred stock	(7,973)	(7,703)
Dividends paid on common stock	(33,683)	(34,648)
Repurchases of common stock	(33,600)	—
Other, net	1,781	(322)

Net cash provided by (used for) financing activities	(130,346)	521,258

Increase (decrease) in cash and cash equivalents	(434,118)	(4,751)
Cash and cash equivalents at beginning of period	1,262,806	1,115,968

Cash and cash equivalents at end of period	$828,688	$1,111,217

Supplemental disclosures:
Income taxes paid (refunded)	$3,254	$3,117
Interest paid	38,312	73,353
Non-cash activities
Loans transferred to loans held for sale	26,316	—
Dividends accrued, paid in subsequent quarter	40,195	48,057

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2012 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments were applied retrospectively for all comparative periods presented (See Note 14). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

ASU 2013-01— Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods (See Note 14). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (See Note 8). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At March 31, 2013, and December 31, 2012, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $174.3 million and $174.5 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Loans and leases:
Commercial and industrial	$17,266,611	$16,970,689
Commercial real estate	5,058,876	5,399,240
Automobile	5,035,997	4,633,820
Home equity	8,473,654	8,335,342
Residential mortgage	5,050,884	4,969,672
Other consumer	397,502	419,662

Loans and leases	41,283,524	40,728,425

Allowance for loan and lease losses	(746,769)	(769,075)

Net loans and leases	$40,536,755	$39,959,350

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

The following table presents a rollforward of the accretable yield for three-month period ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Balance, beginning of period	$23,251	$—
Impact of acquisition/purchase on March 30, 2012	—	27,586
Accretion	(3,319)	—
Reclassification from nonaccretable difference	15,228	—

Balance, end of period	$35,160	$27,586

At March 31, 2013, there was no allowance for loan losses recorded on the purchased impaired loan portfolio. The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Commercial and industrial	$53,328	$78,632	$54,472	$80,294
Commercial real estate	118,133	217,938	126,923	226,093
Residential mortgage	2,348	4,013	2,243	4,104
Other consumer	157	238	140	245

Total	$173,966	$300,821	$183,778	$310,736

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month periods ended March 31, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended March 31, 2013	$21,541	$—	$—	$—	$—	$—	$21,541
Three-month period ended March 31, 2012	$477,501	$378,122	$—	$13,025	$62,324	$85	$931,057
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended March 31, 2013	$27,602	$3,903	$—	$—	$4,391	$—	$35,896
Three-month period ended March 31, 2012	$53,447	$21,469	$1,300,000	$—	$—	$—	$1,374,916

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

All classes within the C&I and CRE portfolios (except for purchased credit-impaired loans) are placed on nonaccrual status at 90-days past due. Residential mortgage loans are placed on nonaccrual status at 150-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest at the rate guaranteed by the government agency. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

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

The following table presents NALs by loan class at March 31, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	March 31,	December 31,
Commercial and industrial:
Owner occupied	$52,730	$53,009
Other commercial and industrial	28,198	37,696

Total commercial and industrial	$80,928	$90,705

Commercial real estate:
Retail properties	$39,587	$31,791
Multi family	17,077	19,765
Office	26,632	30,341
Industrial and warehouse	3,398	6,841
Other commercial real estate	24,109	38,390

Total commercial real estate	$110,803	$127,128

Automobile	$6,770	$7,823

Home equity:
Secured by first-lien	$31,119	$27,091
Secured by junior-lien	32,286	32,434

Total home equity	$63,405	$59,525

Residential mortgage	$118,405	$122,452
Other consumer	$—	$—

Total nonaccrual loans	$380,311	$407,633

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2013 and December 31, 2012: (1)

	March 31, 2013
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,278	$4,681	$35,348	$50,307	$4,348,198	$4,398,505	$—
Purchased credit-impaired	2,022	1,264	26,547	29,833	23,495	53,328	26,547
Other commercial and industrial	19,123	3,468	15,545	38,136	12,776,642	12,814,778	—

Total commercial and industrial	$31,423	$9,413	$77,440	$118,276	$17,148,335	$17,266,611	$26,547	(2)

Commercial real estate:
Retail properties	$3,919	$—	$8,390	$12,309	$1,272,278	$1,284,587	$—
Multi family	4,777	1,272	11,204	17,253	925,197	942,450	—
Office	4,773	73	12,722	17,568	913,422	930,990	—
Industrial and warehouse	2,933	—	1,909	4,842	555,747	560,589	—
Purchased credit-impaired	2,538	1,812	56,007	60,357	57,776	118,133	56,007
Other commercial real estate	4,064	415	14,500	18,979	1,203,148	1,222,127	—

Total commercial real estate	$23,004	$3,572	$104,732	$131,308	$4,927,568	$5,058,876	$56,007	(2)

Automobile	$22,610	4,927	$3,534	$31,071	$5,004,926	$5,035,997	$3,531
Home equity:
Secured by first-lien	$20,634	$9,592	$33,713	$63,939	$4,581,046	$4,644,985	$7,602
Secured by junior-lien	36,537	9,509	29,307	75,353	3,753,316	3,828,669	7,442

Total home equity	$57,171	$19,101	$63,020	$139,292	$8,334,362	$8,473,654	$15,044

Residential mortgage:
Residential mortgage	$114,753	$40,632	$172,524	$327,909	$4,720,627	$5,048,536	$94,360	(3)
Purchased credit-impaired	—	—	423	423	1,925	2,348	423

Total residential mortgage	$114,753	$40,632	$172,947	$328,332	$4,722,552	$5,050,884	$94,783

Other consumer:
Other consumer	$4,407	$1,639	$1,107	$7,153	$390,192	$397,345	$1,107
Purchased credit-impaired	—	—	—	—	157	157	—

Total other consumer	$4,407	$1,639	$1,107	$7,153	$390,349	$397,502	$1,107

Total loans and leases	$253,368	$79,284	$422,780	$755,432	$40,528,092	$41,283,524	$197,019

	December 31, 2012
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,409	$6,302	$31,997	$49,708	$4,236,211	$4,285,919	$—
Purchased credit-impaired	986	3,533	26,648	31,167	23,305	54,472	26,648
Other commercial and industrial	20,273	4,211	14,786	39,270	12,591,028	12,630,298	—

Total commercial and industrial	$32,668	$14,046	$73,431	$120,145	$16,850,544	$16,970,689	$26,648

Commercial real estate:
Retail properties	$3,459	$4,203	$9,677	$17,339	$1,413,520	$1,430,859	$—
Multi family	7,961	1,314	12,062	21,337	963,063	984,400	—
Office	1,054	2,415	23,335	26,804	909,310	936,114	—
Industrial and warehouse	6,597	118	5,433	12,148	584,754	596,902	—
Purchased credit-impaired	556	1,751	56,660	58,967	67,956	126,923	56,660
Other commercial real estate	2,725	2,192	25,463	30,380	1,293,662	1,324,042	—

Total commercial real estate	$22,352	$11,993	$132,630	$166,975	$5,232,265	$5,399,240	$56,660

Automobile	$36,267	$7,803	$4,438	$48,508	$4,585,312	$4,633,820	$4,418
Home equity
Secured by first-lien	$26,288	$9,992	$28,322	$64,602	$4,315,985	$4,380,587	$5,202
Secured by junior-lien	34,365	16,553	35,150	86,068	3,868,687	3,954,755	12,998

Total home equity	$60,653	$26,545	$63,472	$150,670	$8,184,672	$8,335,342	$18,200

Residential mortgage
Residential mortgage	$118,582	$44,747	$164,035	$327,364	$4,640,065	$4,967,429	$92,925	(4)
Purchased credit-impaired	58	—	609	667	1,576	2,243	609

Total residential mortgage	$118,640	$44,747	$164,644	$328,031	$4,641,641	$4,969,672	$93,534

Other consumer
Other consumer	$7,431	$2,117	$1,672	$11,220	$408,302	$419,522	$1,672
Purchased credit-impaired	—	76	—	76	64	140	—

Total other consumer	$7,431	$2,193	$1,672	$11,296	$408,366	$419,662	$1,672

Total loans and leases	$278,011	$107,327	$440,287	$825,625	$39,902,800	$40,728,425	$201,132

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $88,596 thousand guaranteed by the U.S. government.
(4)	Includes $90,816 thousand guaranteed by the U.S. government.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended March 31, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(13,013)	(22,368)	(5,688)	(26,531)	(7,901)	(8,641)	(84,142)
Recoveries of loans previously charged-off	9,696	9,590	3,094	6,549	1,753	1,773	32,455
Provision for loan and lease losses	364	(5,155)	3,588	17,076	7,559	5,956	29,388
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(7)	—	(7)

ALLL balance, end of period	$238,098	$267,436	$35,973	$115,858	$63,062	$26,342	$746,769

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	(33)	(336)	—	556	3	14	204

AULC balance, end of period	$33,835	$4,404	$—	$1,912	$6	$698	$40,855

ACL balance, end of period	$271,933	$271,840	$35,973	$117,770	$63,068	$27,040	$787,624

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended March 31, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(33,506)	(21,402)	(7,610)	(25,265)	(11,745)	(8,432)	(107,960)
Recoveries of loans previously charged-off	5,011	10,896	4,532	1,536	1,175	1,818	24,968
Provision for loan and lease losses	(846)	(38,706)	2,043	48,754	12,505	8,178	31,928
Allowance for loans sold or transferred to loans held for sale	—	—	(695)	—	—	—	(695)

ALLL balance, end of period	$246,026	$339,494	$36,552	$168,898	$89,129	$32,970	$913,069

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	2,618	(72)	—	(26)	—	(42)	2,478

AULC balance, end of period	$42,276	$5,780	$—	$2,108	$1	$769	$50,934

ACL balance, end of period	$288,302	$345,274	$36,552	$171,006	$89,130	$33,739	$964,003

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

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes. The table below shows an increase in FICO scores less than 650 for the automobile portfolio, and to a lesser degree, the home equity and residential mortgage portfolios. These increases do not reflect a deterioration in asset quality for the portfolios, as other risk characteristics mitigate any increased level of risk associated with the FICO score distribution.

The following table presents each loan and lease class by credit quality indicator at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,039,666	$163,029	$194,963	$847	$4,398,505
Purchased credit-impaired	4,143	4,241	44,944	—	53,328
Other commercial and industrial	12,341,169	103,482	369,186	941	12,814,778

Total commercial and industrial	$16,384,978	$270,752	$609,093	$1,788	$17,266,611

Commercial real estate:
Retail properties	$1,108,198	$53,496	$122,893	$—	$1,284,587
Multi family	862,711	28,545	51,080	114	942,450
Office	825,373	25,013	80,604	—	930,990
Industrial and warehouse	512,156	9,570	38,863	—	560,589
Purchased credit-impaired	15,486	14,223	88,227	197	118,133
Other commercial real estate	1,092,942	42,046	87,139	—	1,222,127

Total commercial real estate	$4,416,866	$172,893	$468,806	$311	$5,058,876

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,367,944	$2,059,788	$772,540	$135,725	$5,335,997	(3)
Home equity:
Secured by first-lien	$2,841,421	$1,394,209	$358,284	$51,071	$4,644,985
Secured by junior-lien	1,921,096	1,353,986	498,480	55,107	3,828,669

Total home equity	$4,762,517	$2,748,195	$856,764	$106,178	$8,473,654

Residential mortgage:
Residential mortgage	$2,557,420	$1,687,397	$712,712	$91,007	$5,048,536
Purchased credit-impaired	616	640	1,092	—	2,348

Total residential mortgage	$2,558,036	$1,688,037	$713,804	$91,007	$5,050,884

Other consumer:
Other consumer	$155,349	$156,683	$56,805	$28,508	$397,345
Purchased credit-impaired	—	—	157	—	157

Total other consumer	$155,349	$156,683	$56,962	$28,508	$397,502

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,970,597	$108,731	$205,822	$769	$4,285,919
Purchased credit-impaired	1,663	6,555	46,254	—	54,472
Other commercial and industrial	12,146,017	145,111	337,805	1,365	12,630,298

Total commercial and industrial	$16,118,277	$260,397	$589,881	$2,134	$16,970,689

Commercial real estate:
Retail properties	$1,184,987	$63,976	$181,896	$—	$1,430,859
Multi family	902,616	24,098	57,548	138	984,400
Office	826,533	26,488	83,093	—	936,114
Industrial and warehouse	540,484	15,132	41,286	—	596,902
Purchased credit-impaired	10,052	18,085	98,786	—	126,923
Other commercial real estate	1,177,213	43,454	103,262	113	1,324,042

Total commercial real estate	$4,641,885	$191,233	$565,871	$251	$5,399,240

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,233,439	$1,900,824	$682,518	$117,039	$4,933,820	(3)
Home equity:
Secured by first-lien	$2,618,888	$1,345,621	$357,019	$59,059	$4,380,587
Secured by junior-lien	2,046,143	1,375,636	491,226	41,750	3,954,755

Total home equity	$4,665,031	$2,721,257	$848,245	$100,809	$8,335,342

Residential mortgage
Residential mortgage	$2,561,210	$1,673,485	$711,750	$20,984	$4,967,429
Purchased credit-impaired	373	1,303	567	—	2,243

Total residential mortgage	$2,561,583	$1,674,788	$712,317	$20,984	$4,969,672

Other consumer
Other consumer	$169,792	$167,389	$59,815	$22,526	$419,522
Purchased credit-impaired	—	93	47	—	140

Total other consumer	$169,792	$167,482	$59,862	$22,526	$419,662

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Includes $0.3 billion of loans reflected as loans held for sale related to an automobile securitization expected to be completed in 2013.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2013 and December 31, 2012:

	Commercial and	Commercial			Residential	Other
(dollar amounts in thousands)	Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at March 31, 2013:

Portion of ALLL balance:

Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	15,438	26,228	1,072	6,488	14,666	160	64,052
Attributable to loans collectively evaluated for impairment	222,660	241,208	34,901	109,370	48,396	26,182	682,717

Total ALLL balance	$238,098	$267,436	$35,973	$115,858	$63,062	$26,342	$746,769

Loan and Lease Ending Balances at March 31, 2013:

Portion of loan and lease ending balance:

Attributable to purchased credit-impaired loans	$53,328	$118,133	$—	$—	$2,348	$157	$173,966
Individually evaluated for impairment	126,201	274,929	41,149	173,323	372,357	2,514	990,473
Collectively evaluated for impairment	17,087,082	4,665,814	4,994,848	8,300,331	4,676,179	394,831	40,119,085

Total loans and leases evaluated for impairment	$17,266,611	$5,058,876	$5,035,997	$8,473,654	$5,050,884	$397,502	$41,283,524

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2012

Portion of ALLL balance:

Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	11,694	31,133	1,446	4,783	14,176	213	63,445
Attributable to loans collectively evaluated for impairment	229,357	254,236	33,533	113,981	47,482	27,041	705,630

Total ALLL balance:	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

Loan and Lease Ending Balances at December 31, 2012

Portion of loan and lease ending balances:

Attributable to purchased credit-impaired loans	$54,472	$126,923	$—	$—	$2,243	$140	$183,778
Individually evaluated for impairment	119,535	298,891	43,607	117,532	374,526	2,657	956,748
Collectively evaluated for impairment	16,796,682	4,973,426	4,590,213	8,217,810	4,592,903	416,865	39,587,899

Total loans and leases evaluated for impairment	$16,970,689	$5,399,240	$4,633,820	$8,335,342	$4,969,672	$419,662	$40,728,425

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

				Three Months Ended
	March 31, 2013			March 31, 2013
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$4,251	$4,292	$—	$3,741	$42
Purchased credit-impaired	53,328	78,632	—	53,900	1,017
Other commercial and industrial	1,319	2,340	—	16,310	234

Total commercial and industrial	$58,898	$85,264	$—	$73,951	$1,293

Commercial real estate:
Retail properties	$54,681	$67,958	$—	$54,237	$704
Multi family	5,590	5,732	—	5,642	88
Office	14,157	18,926	—	17,849	220
Industrial and warehouse	13,722	14,844	—	14,496	197
Purchased credit-impaired	118,133	217,938	—	122,528	2,254
Other commercial real estate	10,762	11,019	—	10,277	97

Total commercial real estate	$217,045	$336,417	$—	$225,029	$3,560

Automobile	$—	$—	$—	$—	$—

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	2,348	4,013	—	2,296	45

Total residential mortgage	$2,348	$4,013	$—	$2,296	$45
Other consumer
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	157	238	—	148	3

Total other consumer	$157	$238	$—	$148	$3

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,037	$56,021	$5,772	$44,251	$351
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	76,594	110,519	9,666	51,313	658

Total commercial and industrial	$120,631	$166,540	$15,438	$95,564	$1,009

Commercial real estate: (4)
Retail properties	$55,656	$67,791	$5,324	$55,818	$456
Multi family	16,811	18,269	2,565	17,103	177
Office	45,123	50,196	9,341	41,787	384
Industrial and warehouse	19,991	21,265	939	20,166	186
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	38,436	47,019	8,059	44,980	379

Total commercial real estate	$176,017	$204,540	$26,228	$179,854	$1,582

Automobile	$41,149	$42,500	$1,072	$42,378	$437
Home equity:
Secured by first-lien	$112,731	$118,217	$2,099	$94,494	$942
Secured by junior-lien	60,592	82,353	4,389	50,933	592

Total home equity	$173,323	$200,570	$6,488	$145,427	$1,534

Residential mortgage (6):
Residential mortgage	$372,357	$412,074	$14,666	$373,441	$2,872
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$372,357	$412,074	$14,666	$373,441	$2,872

Other consumer:
Other consumer	$2,514	$2,532	$160	$2,585	$23
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$2,514	$2,532	$160	$2,585	$23

	December 31, 2012
		Unpaid
(dollar amounts in thousands)	Ending Balance	Principal Balance (5)	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$1,050	$1,091	$—
Purchased credit-impaired	54,472	80,294	—
Other commercial and industrial	31,841	54,520	—

Total commercial and industrial	$87,363	$135,905	$—

Commercial real estate:
Retail properties	$54,216	$56,569	$—
Multi family	5,719	5,862	—
Office	20,051	24,843	—
Industrial and warehouse	15,013	17,476	—
Purchased credit-impaired	126,923	226,093	—
Other commercial real estate	10,479	10,728	—

Total commercial real estate	$232,401	$341,571	$—

Home equity:
Secured by first-lien	$—	$—	$—
Secured by junior-lien	—	—	—

Total home equity	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—
Purchased credit-impaired	2,243	4,104	—

Total residential mortgage	$2,243	$4,104	$—

Other consumer
Other consumer	$—	$—	$—
Purchased credit-impaired	140	245	—

Total other consumer	$140	$245	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$46,266	$56,925	$5,730
Purchased credit-impaired	—	—	—
Other commercial and industrial	40,378	52,996	5,964

Total commercial and industrial	$86,644	$109,921	$11,694

Commercial real estate: (4)
Retail properties	$65,004	$73,000	$8,144
Multi family	17,410	18,531	2,662
Office	40,375	45,164	9,214
Industrial and warehouse	22,450	25,374	1,092
Purchased credit-impaired	—	—	—
Other commercial real estate	48,174	63,148	10,021

Total commercial real estate	$193,413	$225,217	$31,133

Automobile	$43,607	$44,790	$1,446
Home equity:
Secured by first-lien	$76,258	$80,831	$1,329
Secured by junior-lien	41,274	63,390	3,454

Total home equity	$117,532	$144,221	$4,783

Residential mortgage (6):
Residential mortgage	$374,526	$413,583	$14,176
Purchased credit-impaired	—	—	—

Total residential mortgage	$374,526	$413,583	$14,176

Other consumer:
Other consumer	$2,657	$2,657	$213
Purchased credit-impaired	—	—	—

Total other consumer	$2,657	$2,657	$213

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At March 31, 2013, $43,313 thousand of the $120,631 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $44,265 thousand of the $86,644 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At March 31, 2013, $30,976 thousand of the $176,017 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $31,605 thousand of the $193,413 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At March 31, 2013, $28,712 thousand of the $372,357 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2012, $28,695 thousand of the $374,526 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All commercial TDRs are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month periods ended March 31, 2013 and 2012, was not significant.

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

Our strategy involving TDR borrowers includes working with these borrowers to allow them to refinance elsewhere, as well as allow them time to improve their financial position and remain our customer through refinancing their notes according to market terms and conditions in the future. A subsequent refinancing or modification of a loan may occur when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if it is creditworthy. It is subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. The refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for a TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.

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

TDR Impact on Credit Quality

Huntington’s ALLL is largely determined by updated risk ratings assigned to commercial loans, updated borrower credit scores on consumer loans, and borrower delinquency history in both the commercial and consumer portfolios. These updated risk ratings and credit scores consider the default history of the borrower, including payment redefaults. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

Our TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of our concessions for the C&I and CRE portfolios are the extension of the maturity date coupled with an increase in the interest rate. In these instances, the primary concession is the maturity date extension.

TDR concessions may also result in the reduction of the ALLL within the C&I and CRE portfolios. This reduction is derived from payments and the resulting application of the reserve calculation within the ALLL. The transaction reserve for non-TDR C&I and CRE loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed. Upon the occurrence of a TDR in our C&I and CRE portfolios, the reserve is measured based on discounted expected cash flows or collateral value, less anticipated selling costs, of the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a lower ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALLL for C&I and CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.

TDR concessions on consumer loans may increase the ALLL. The concessions made to these borrowers often include interest rate reductions, and therefore, the TDR ALLL calculation results in a greater ALLL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows or collateral value, less anticipated selling costs, on the modified loan in accordance with ASC 310-10. The resulting TDR ALLL calculation often results in a higher ALLL amount because (1) the discounted expected cash flows or collateral value, less anticipated selling costs, indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan, using the pre-modification interest rate, indicates a reduction in the expected cash flows or collateral value, less anticipated selling costs. In certain instances, the ALLL may decrease as a result of payments made in connection with the modification.

Commercial loan TDRs – In instances where the bank substantiates that it will collect its outstanding balance in full, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses while the TDR is in nonaccrual status.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1)
	March 31, 2013			March 31, 2012
(dollar amounts in thousands)	Number of Contracts	Post- modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post- modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:

Interest rate reduction	9	$4,668	$(465)	10	$3,781	$134
Amortization or maturity date change	11	4,853	(25)	17	2,722	(47)
Other	5	1,673	(1)	4	1,511	1,379

Total C&I—Owner occupied	25	$11,194	$(491)	31	$8,014	$1,466

C&I—Other commercial and industrial:

Interest rate reduction	5	$17,569	$1	6	$1,316	$45
Amortization or maturity date change	35	22,060	2,705	28	4,456	(8)
Other	7	5,039	211	15	29,502	249

Total C&I—Other commercial and industrial	47	$44,668	$2,917	49	$35,274	$286

CRE—Retail properties:

Interest rate reduction	—	$—	$—	4	$2,795	$(2)
Amortization or maturity date change	4	499	(1)	5	1,758	(18)
Other	2	3,829	(19)	—	—	—

Total CRE—Retail properties	6	$4,328	$(20)	9	$4,553	$(20)

CRE—Multi family:

Interest rate reduction	3	$2,164	$11	2	$334	$(5)
Amortization or maturity date change	2	742	(1)	10	1,501	(73)
Other	1	3,956	(33)	4	2,032	(121)

Total CRE—Multi family	6	$6,862	$(23)	16	$3,867	$(199)

CRE—Office:
Interest rate reduction	—	$—	$—	3	$2,116	$363
Amortization or maturity date change	5	3,864	12	—	—	—
Other	—	—	—	3	306	—

Total CRE—Office	5	$3,864	$12	6	$2,422	$363

CRE—Industrial and warehouse:

Interest rate reduction	—	$—	$—	1	$3,000	$4
Amortization or maturity date change	3	641	1	3	1,438	64
Other	1	5,867	—	—	—	—

Total CRE—Industrial and Warehouse	4	$6,508	$1	4	$4,438	$68

CRE—Other commercial real estate:

Interest rate reduction	7	$643	$(1)	—	$—	$—
Amortization or maturity date change	—	—	—	14	46,676	3,760
Other	—	—	—	2	9,435	(2,004)

Total CRE—Other commercial real estate	7	$643	$(1)	16	$56,111	$1,756

Automobile:

Interest rate reduction	4	$42	$—	13	$129	$2
Amortization or maturity date change	328	1,925	(20)	472	3,376	(25)
Chapter 7 bankruptcy	249	1,639	136	—	—	—

Total Automobile	581	$3,606	$116	485	$3,505	$(23)

Residential mortgage:

Interest rate reduction	6	$6,417	$(43)	1	$33	$—
Amortization or maturity date change	54	7,664	25	62	7,053	246
Chapter 7 bankruptcy	44	4,839	133	—	—	—
Other	6	708	16	—	—	—

Total Residential mortgage	110	$19,628	$131	63	$7,086	$246

First-lien home equity:

Interest rate reduction	16	$1,662	$142	67	$7,614	$1,299
Amortization or maturity date change	335	34,990	(3,906)	15	1,635	(5)
Chapter 7 bankruptcy	42	2,467	577	—	—	—

Total First-lien home equity	393	$39,119	$(3,187)	82	$9,249	$1,294

Junior-lien home equity:

Interest rate reduction	5	$150	$20	22	$932	$131
Amortization or maturity date change	534	21,924	(2,826)	14	608	(16)
Chapter 7 bankruptcy	125	1,689	1,770	—	—	—

Total Junior-lien home equity	664	$23,763	$(1,036)	36	$1,540	$115

Other consumer:

Interest rate reduction	1	$24	$1	4	$119	$9
Amortization or maturity date change	4	63	2	5	60	4
Chapter 7 bankruptcy	14	137	16	—	—	—

Total Other consumer	19	$224	$19	9	$179	$13
Total new troubled debt restructurings	1,867	$164,407	$(1,562)	806	$136,238	$5,365

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month periods ended March 31, 2013 and 2012:

	Troubled Debt Restructurings That Have Redefaulted(1)
	Within One Year Of Modification During The
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	—	$—	1	$1,011
Amortization or maturity date change	3	479	1	19
Other	3	484	—	—

Total C&I—Owner occupied	6	$963	2	$1,030

C&I—Other commercial and industrial:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	6	42	2	144
Other	—	—	2	770

Total C&I—Other commercial and industrial	6	$42	4	$914

CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	945	1	224
Other	—	—	—	—

Total CRE—Retail properties	3	$945	1	$224

CRE—Multi family:

Interest rate reduction	—	$—	2	$1,998
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Multi family	—	$—	2	$1,998

CRE—Office:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Office	—	$—	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—

CRE—Other commercial real estate:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	572
Other	—	—	—	—

Total CRE—Other commercial real estate	—	$—	3	$572

Automobile:

Interest rate reduction	—	$—	2	$—
Amortization or maturity date change	13	97	60	—
Chapter 7 bankruptcy	67	315	—	—
Other	—	—	—	—

Total Automobile	80	$412	62	$—

Residential mortgage:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	22	2,758	20	2,703
Chapter 7 bankruptcy	17	1,864	—	—
Other	1	101	—	—

Total Residential mortgage	40	$4,723	20	$2,703

First-lien home equity:

Interest rate reduction	—	$—	8	$767
Amortization or maturity date change	—	—	1	14
Chapter 7 bankruptcy	4	731	—	—
Other	—	—	—	—

Total First-lien home equity	4	$731	9	$781

Junior-lien home equity:

Interest rate reduction	—	$—	1	$14
Amortization or maturity date change	—	—	1	15
Chapter 7 bankruptcy	14	409	—	—
Other	—	—	—	—

Total Junior-lien home equity	14	$409	2	$29

Other consumer:

Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	1	2	—	—
Other	—	—	—	—

Total Other consumer	1	$2	1	$—

Total troubled debt restructurings with subsequent redefault	154	$8,227	106	$8,251

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At March 31, 2013, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of March 31, 2013, these borrowings and advances are secured by $19.0 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—
1-5 years	50,947	51,526	51,111	51,770
6-10 years	508	537	508	539
Over 10 years	1	3	1	2

Total U.S. Treasury	51,456	52,066	51,620	52,311

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	1	1
1-5 years	170,623	173,392	182,722	185,792
6-10 years	504,508	519,486	503,045	521,068
Over 10 years	3,400,142	3,484,055	3,464,196	3,557,809

Total Federal agencies: mortgage-backed securities	4,075,273	4,176,933	4,149,964	4,264,670

Other agencies:
Under 1 year	5,483	5,562	4,934	5,017
1-5 years	306,501	315,210	304,769	314,149
6-10 years	32,758	33,719	39,143	40,460
Over 10 years	—	—	—	—

Total other agencies	344,742	354,491	348,846	359,626

Total U.S. Government backed agencies	4,471,471	4,583,490	4,550,430	4,676,607

Municipal securities:
Under 1 year	125	126	466	466
1-5 years	180,238	185,309	173,300	177,593
6-10 years	348,124	353,519	257,314	265,490
Over 10 years	52,643	52,111	58,000	57,451

Total municipal securities	581,130	591,065	489,080	501,000

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	6,043	6,245	7,394	7,567
Over 10 years	64,033	60,735	68,163	64,001

Total private-label CMO	70,076	66,980	75,557	71,568

Asset-backed securities:
Under 1 year	26,000	26,180	26,000	26,258
1-5 years	497,044	504,242	506,319	514,616
6-10 years	264,637	271,501	204,525	210,477
Over 10 years	395,436	296,940	389,471	277,732

Total asset-backed securities	1,183,117	1,098,863	1,126,315	1,029,083

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	281,711	289,409	282,080	290,625
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	281,711	289,409	282,080	290,625

Corporate debt:
Under 1 year	26,768	26,951	27,153	27,411
1-5 years	293,788	307,094	458,516	468,077
6-10 years	196,952	197,343	158,878	162,453
Over 10 years	10,138	10,327	10,146	10,201

Total corporate debt	527,646	541,715	654,693	668,142

Other:
Under 1 year	500	500	1,500	1,498
1-5 years	2,400	2,400	2,400	2,400
6-10 years	1,500	1,500	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	311,738	311,738	308,075	308,075
Marketable equity securities	16,461	16,979	16,877	17,177

Total other	332,599	333,117	328,852	329,150

Total available-for-sale and other securities	$7,447,750	$7,504,639	$7,507,007	$7,566,175

Other securities at March 31, 2013 and December 31, 2012 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million of stock issued by the FHLB of Indianapolis, and $142.6 million and $139.0 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At March 31, 2013 and December 31, 2012, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at March 31, 2013 and December 31, 2012:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2013
U.S. Treasury	$51,456	$610	$—	$52,066
Federal agencies:
Mortgage-backed securities	4,075,273	103,210	(1,550)	4,176,933
Other agencies	344,742	9,751	(2)	354,491

Total U.S. Government backed securities	4,471,471	113,571	(1,552)	4,583,490
Municipal securities	581,130	12,691	(2,756)	591,065
Private-label CMO	70,076	1,081	(4,177)	66,980
Asset-backed securities	1,183,117	16,759	(101,013)	1,098,863
Covered bonds	281,711	7,698	—	289,409
Corporate debt	527,646	16,668	(2,599)	541,715
Other securities	332,599	533	(15)	333,117

Total available-for-sale and other securities	$7,447,750	$169,001	$(112,112)	$7,504,639

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2012
U.S. Treasury	$51,620	$691	$—	$52,311
Federal agencies:
Mortgage-backed securities	4,149,964	114,984	(278)	4,264,670
Other agencies	348,846	10,781	(1)	359,626

Total U.S. Government backed securities	4,550,430	126,456	(279)	4,676,607
Municipal securities	489,080	13,927	(2,007)	501,000
Private-label CMO	75,557	1,087	(5,076)	71,568
Asset-backed securities	1,126,315	16,287	(113,519)	1,029,083
Covered bonds	282,080	8,545	—	290,625
Corporate debt	654,693	15,301	(1,852)	668,142
Other securities	328,852	333	(35)	329,150

Total available-for-sale and other securities	$7,507,007	$181,936	$(122,768)	$7,566,175

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at March 31, 2013 and December 31, 2012:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	198,901	(1,550)	—	—	198,901	(1,550)
Other agencies	1,099	(2)	—	—	1,099	(2)

Total U.S. Government backed securities	200,000	(1,552)	—	—	200,000	(1,552)
Municipal securities	159,973	(2,756)	—	—	159,973	(2,756)
Private-label CMO	21,434	—	29,855	(4,177)	51,289	(4,177)
Asset-backed securities	48,626	(368)	115,455	(100,645)	164,081	(101,013)
Covered bonds	—	—	—	—	—	—
Corporate debt	137,837	(2,289)	44,690	(310)	182,527	(2,599)
Other securities	—	—	2,573	(15)	2,573	(15)

Total temporarily impaired securities	$567,870	$(6,965)	$192,573	$(105,147)	$760,443	$(112,112)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	44,836	(278)	—	—	44,836	(278)
Other agencies	801	(1)	—	—	801	(1)

Total U.S. Government backed securities	45,637	(279)	—	—	45,637	(279)
Municipal securities	51,316	(2,007)	—	—	51,316	(2,007)
Private-label CMO	22,793	—	34,617	(5,076)	57,410	(5,076)
Asset-backed securities	28,089	(73)	108,660	(113,446)	136,749	(113,519)
Covered bonds	—	—	—	—	—	—
Corporate debt	138,792	(1,472)	119,620	(380)	258,412	(1,852)
Other securities	—	—	1,630	(35)	1,630	(35)

Total temporarily impaired securities	$286,627	$(3,831)	$264,527	$(118,937)	$551,154	$(122,768)

The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Gross gains on sales of securities	$199	$779
Gross (losses) on sales of securities	(12)	(155)

Net gain on sales of securities	$187	$624

Pooled-Trust-Preferred, and Private-Label CMO Securities

The highest risk category of our investment portfolio are the private-label CMO and the pooled-trust-preferred portfolios. Of the $67.0 million of the private-label CMO securities reported at fair value at March 31, 2013, approximately $30.8 million are rated below investment grade. The pooled-trust-preferred securities are in the asset-backed securities portfolio. The performance of the underlying securities in each of these categories continued to reflect the economic environment. Each of these securities in these two categories is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at March 31, 2013. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

March 31, 2013

(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss (2)	Rating (3)	Remaining (4)	Collateral	Collateral	Subordination (5)
Alesco II (1)	$41,645	$30,238	$11,601	$(18,637)	C	31/35	8%	10%	—%
Alesco IV (1)	21,630	8,247	4,177	(4,070)	C	32/39	9	13	—
ICONS	20,000	20,000	13,948	(6,052)	BB	23/24	3	13	47
I-Pre TSL II	26,203	26,136	22,137	(3,999)	A	22/24	5	10	73
MM Comm III	7,220	6,898	4,931	(1,967)	B	6/10	5	9	22
Pre TSL IX (1)	5,000	3,955	1,757	(2,198)	C	32/46	20	14	7
Pre TSL X (1)	17,466	9,041	5,158	(3,883)	C	35/50	26	13	—
Pre TSL XI (1)	25,225	21,680	7,217	(14,463)	C	42/62	29	15	—
Pre TSL XIII (1)	29,070	22,701	8,927	(13,774)	C	43/63	30	22	3
Reg Diversified (1)	25,500	6,908	462	(6,446)	D	24/43	40	12	—
Soloso (1)	12,500	3,546	335	(3,211)	C	37/64	32	23	—
Tropic III	31,000	31,000	10,308	(20,692)	CC	25/42	30	18	31

Total at March 31, 2013	$262,459	$190,350	$90,958	$(99,392)

Total at December 31, 2012	$266,863	$195,760	$84,296	$(111,464)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 4.3% to LIBOR plus 16.3% as of March 31, 2013. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the three-month periods ended March 31, 2013 and 2012, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—
Pooled-trust-preferred	(360)	—
Private label CMO	(336)	(1,237)

Total debt securities	(696)	(1,237)

Equity securities	—	—

Total available-for-sale and other securities	$(696)	$(1,237)

The following table rolls forward the OTTI amounts recognized in earnings on debt securities held by Huntington for the three-month periods ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Balance, beginning of period	$49,433	$56,764
Reductions from sales/maturities	—	(1,097)
Credit losses not previously recognized	—	—
Additional credit losses	696	1,237

Balance, end of period	$50,129	$56,904

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at March 31, 2013.

As of March 31, 2013, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	24,460	24,901	24,739
Over 10 years	1,575,139	1,614,685	1,624,483	1,672,702

Total Federal agencies: mortgage-backed securities	1,600,040	1,639,145	1,649,384	1,697,441

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	15,106	15,418	15,108	15,338
Over 10 years	68,118	69,079	69,399	71,341

Total other agencies	83,224	84,497	84,507	86,679

Total U.S. Government backed agencies	1,683,264	1,723,642	1,733,891	1,784,120

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	9,810	9,812	9,985	9,985

Total municipal securities	9,810	9,812	9,985	9,985

Total held-to-maturity securities	$1,693,074	$1,733,454	$1,743,876	$1,794,105

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2013 and December 31, 2012:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2013
Federal Agencies:
Mortgage-backed securities	$1,600,040	$39,574	$(469)	$1,639,145
Other agencies	83,224	1,273	—	84,497

Total U.S. Government backed securities	1,683,264	40,847	(469)	1,723,642
Municipal securities	9,810	2	—	9,812

Total held-to-maturity securities	$1,693,074	$40,849	$(469)	$1,733,454

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$1,649,384	$48,219	$(162)	$1,697,441
Other agencies	84,507	2,172	—	86,679

Total U.S. Government backed securities	1,733,891	50,391	(162)	1,784,120
Municipal securities	9,985	—	—	9,985

Total held-to-maturity securities	$1,743,876	$50,391	$(162)	$1,794,105

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2013, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Residential mortgage loans sold with servicing retained	$836,134	$1,006,084
Pretax gains resulting from above loan sales (1)	35,569	28,941

(1)	Recorded in mortgage banking income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. At the time of initial capitalization, MSRs are recorded using either the fair value method or the amortization method. The election of the fair value method or amortization method is made at the time each servicing asset is established. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
Fair Value Method:	March 31,
(dollar amounts in thousands)	2013	2012
Fair value, beginning of period	$35,202	$65,001
Change in fair value during the period due to:
Time decay (1)	(609)	(856)
Payoffs (2)	(3,157)	(4,039)
Changes in valuation inputs or assumptions (3)	4,146	2,348

Fair value, end of period	$35,582	$62,454

Weighted-average life (years)	3.6	3.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

	Three Months Ended
Amortization Method:	March 31,
(dollar amounts in thousands)	2013	2012
Carrying value, beginning of year	$85,545	$72,434
New servicing assets created	9,286	10,287
Impairment recovery / (charge)	13,651	7,558
Amortization and other	(4,137)	(4,384)

Carrying value, end of period	$104,345	$85,895

Fair value, end of period	$104,512	$86,060

Weighted-average life (years)	4.6	3.7

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2013 and December 31, 2012, to changes in these assumptions follows:

	March 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	15.60%	$(2,218)	$(4,484)	19.52%	$(2,608)	$(5,051)
Spread over forward interest rate swap rates	1,306 bps	(1,426)	(2,853)	1,288 bps	(1,290)	(2,580)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2013 and December 31, 2012, to changes in these assumptions follows:

	March 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	10.60%	$(5,017)	$(9,705)	15.45%	$(4,936)	$(9,451)
Spread over forward interest rate swap rates	946 bps	(4,087)	(8,173)	940 bps	(3,060)	(6,119)

Total servicing fees included in mortgage banking income amounted to $11.2 million and $11.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.4 billion and $15.6 billion at March 31, 2013 and December 31, 2012, respectively.

Automobile Loans and Leases

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

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2013 and 2012, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2013	2012
Carrying value, beginning of period	$35,606	$13,377
New servicing assets created	—	19,883
Impairment charge	(217)	—
Amortization and other	(4,953)	(2,480)

Carrying value, end of period	$30,436	$30,780

Fair value, end of period	$30,823	$31,509

Weighted-average life (years)	4.1	4.7

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at March 31, 2013 and December 31, 2012 follows:

	March 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	15.12%	$(1,023)	$(2,048)	13.80%	$(880)	$(1,771)
Spread over forward interest rate swap rates	500 bps	(15)	(30)	500 bps	(18)	(36)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $2.7 million and $1.2 million for the three-month periods ending March 31, 2013, and 2012, respectively. The unpaid principal balance of automobile loans serviced for third parties was $2.3 billion and $2.5 billion at March 31, 2013 and December 31, 2012, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. A rollforward of goodwill by business segment for the first three-month period of 2013 is presented in the table below:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2012, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed.

At March 31, 2013 and December 31, 2012, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value
March 31, 2013
Core deposit intangible	$380,249	$(310,407)	$69,842
Customer relationship	106,974	(52,825)	54,149
Other	25,164	(24,919)	245

Total other intangible assets	$512,387	$(388,151)	$124,236

December 31, 2012
Core deposit intangible	$380,249	$(302,003)	$78,246
Customer relationship	104,574	(50,925)	53,649
Other	25,164	(24,902)	262

Total other intangible assets	$509,987	$(377,830)	$132,157

The estimated amortization expense of other intangible assets for the remainder of 2013 and the next five years is as follows:

(dollar amounts	Amortization
in thousands)	Expense
2013	$31,048
2014	36,711
2015	20,549
2016	7,336
2017	6,854
2018	5,983

8. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month periods ended March 31, 2013 and 2012, were as follows:

	Three Months Ended
	March 31, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$5,894	$(2,063)	$3,831
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(8,847)	3,062	(5,785)
Less: Reclassification adjustment for net losses (gains) included in net income	454	(159)	295

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(2,499)	840	(1,659)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	220	(77)	143
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(15,929)	5,575	(10,354)
Less: Reclassification adjustment for net losses (gains) losses included in net income	(4,026)	1,410	(2,616)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(19,955)	6,985	(12,970)

Amortization of net actuarial loss and prior service cost included in net income	8,227	(2,879)	5,348

Total other comprehensive income (loss)	$(14,007)	$4,869	$(9,138)

	Three Months Ended
	March 31, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$6,964	(2,437)	4,527
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	26,788	(9,563)	17,225
Less: Reclassification adjustment for net losses (gains) included in net income	613	(215)	398

Net change in unrealized holding gains (losses) on available-for-sale debt securities	34,365	(12,215)	22,150

Net change in unrealized holding gains (losses) on available-for-sale equity securities	343	(120)	223
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(39,669)	13,877	(25,792)
Less: Reclassification adjustment for net losses (gains) losses included in net income	24,793	(8,670)	16,123

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(14,876)	5,207	(9,669)

Amortization of net actuarial loss and prior service cost included in net income	4,989	(1,746)	3,243

Total other comprehensive income	$24,821	$(8,874)	$15,947

Activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2013 and 2012, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2011	$(29,267)	$(30)	$40,898	$(185,364)	$(173,763)
Period change	22,150	223	(9,669)	3,243	15,947

Balance, March 31, 2012	$(7,117)	$193	$31,229	$(182,121)	$(157,816)

Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(1,954)	143	(10,354)	—	(12,165)
Amounts reclassified from accumulated OCI	295	—	(2,616)	5,348	3,027

Period change	(1,659)	143	(12,970)	5,348	(9,138)

Balance, March 31, 2013	$36,645	$337	$34,114	$(231,051)	$(159,955)

(1)	Amount at March 31, 2013 and December 31, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month period ended March 31, 2013:

Reclassifications out of accumulated OCI
	Amounts	Location of net gain (loss)
	reclassified from	reclassified from accumulated
Accumulated OCI components	accumulated OCI	OCI into earnings
Three Months Ended
(dollar amounts in thousands)	March 31, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$55	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	187	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	(696)	Noninterest income—net gains (losses) on sale of securities

	(454)	Total before tax
	159	Tax (expense) benefit

	$(295)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$3,916	Interest income—loans and leases
	110	Noninterest income—other income

	4,026	Total before tax
	(1,410)	Tax (expense) benefit

	$2,616	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(9,954)	Noninterest expense—personnel costs
Prior service costs	1,727	Noninterest expense—personnel costs

	(8,227)	Total before tax
	2,879	Tax (expense) benefit

	$(5,348)	Net of tax

9. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 14, 2013, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included an increase in the quarterly dividend per common share to $0.05, starting in the second quarter of 2013 and potential repurchase of up to $227 million of common stock through the first quarter of 2014. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the three-month period ended March 31, 2013, Huntington repurchased a total of 4.7 million shares of common stock, at a weighted average share price of $7.07. Huntington did not repurchase any shares during the three-month period ended March 31, 2012.

10. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month periods ended March 31, 2013 and 2012, was as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2013	2012
Basic earnings per common share:
Net income	$151,780	$153,270
Preferred stock dividends	(7,970)	(8,049)

Net income available to common shareholders	$143,810	$145,221
Average common shares issued and outstanding	841,103	864,499
Basic earnings per common share	$0.17	$0.17
Diluted earnings per common share
Net income available to common shareholders	$143,810	$145,221
Effect of assumed preferred stock conversion	—	—

Net income applicable to diluted earnings per share	$143,810	$145,221
Average common shares issued and outstanding	841,103	864,499
Dilutive potential common shares:
Stock options and restricted stock units and awards	6,281	3,463
Shares held in deferred compensation plans	1,324	1,202
Conversion of preferred stock	—	—

Dilutive potential common shares:	7,605	4,665

Total diluted average common shares issued and outstanding	848,708	869,164
Diluted earnings per common share	$0.17	$0.17

For the three-month periods ended March 31, 2013 and 2012, approximately 10.6 million and 22.9 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At March 31, 2013, 34.6 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At March 31, 2013, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2013.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted for the three-month periods ended March 31, 2013 and 2012. There were no options granted for the three-month period ended March 31, 2013.

	Three Months Ended
	March 31,
	2013	2012
Assumptions
Risk-free interest rate	—%	1.17%
Expected dividend yield	—	2.73
Expected volatility of Huntington’s common stock	—	30.0
Expected option term (years)	—	6.0
Weighted-average grant date fair value per share	$—	$1.27

The following table illustrates total share-based compensation expense and related tax benefit for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Share-based compensation expense	$8,021	$5,303
Tax benefit	2,684	1,759

Huntington’s stock option activity and related information for the three-month period ended March 31, 2013, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	26,768	$8.87
Granted	—	—
Exercised	(445)	5.57
Forfeited/expired	(609)	13.52

Outstanding at March 31, 2013	25,714	$8.82	4.2	$26,954

Vested and expected to vest at March 31, 2013 (1)	11,929	$6.29	5.6	$12,859

Exercisable at March 31, 2013	12,697	$11.40	2.9	$12,980

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month periods ended March 31, 2013 and 2012, cash received for the exercises of stock options was $2.5 million and $0.4 million, respectively. The tax benefit realized from stock option exercises was $0.2 million and less than $0.1 million for each respective period.

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of March 31, 2013, and activity for the three-month period ended March 31, 2013:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Share	Fair Value
(amounts in thousands, except per share amounts)	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2013	8,484	$6.40	694	$6.77
Granted	3,383	7.14	—	—
Vested	(320)	6.58	—	—
Forfeited	(151)	6.43	(24)	6.77

Nonvested at March 31, 2013	11,396	$6.61	670	$6.77

The weighted-average grant date fair value of nonvested shares granted for the three-month periods ended March 31, 2013 and 2012, were $7.14 and $5.88, respectively. The total fair value of awards vested was $2.1 million and $1.1 million during the three-month periods ended March 31, 2013, and 2012, respectively. As of March 31, 2013, the total unrecognized compensation cost related to nonvested awards was $51.1 million with a weighted-average expense recognition period of 2.3 years.

12. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2013.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Service cost	$7,134	$6,217	$—	$—
Interest cost	7,307	7,304	216	338
Expected return on plan assets	(12,091)	(11,433)	—	—
Amortization of transition asset	—	(1)	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains (losses)	9,784	6,739	(150)	(83)
Settlements	1,500	1,750	—	—

Benefit expense	$12,192	$9,134	$(272)	$(83)

The Bank, as trustee, held all Plan assets at March 31, 2013 and December 31, 2012. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	March 31, 2013		December 31, 2012
Cash	$—	—%	$22	—%
Cash equivalents:
Huntington funds—money market	1,746	—	6,012	1
Fixed income:
Huntington funds—fixed income funds	85,056	13	84,688	13
Corporate obligations	150,888	23	149,241	24
U.S. Government Obligations	35,464	5	36,595	6
U.S. Government Agencies	7,292	1	7,511	1
Equities:
Huntington funds	325,470	51	312,479	49
Exchange Traded Funds	974	—	—	—
Huntington common stock	42,719	7	37,069	6

Fair value of plan assets	$649,609	100%	$633,617	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2013, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as level 2. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At March 31, 2013, Plan assets were invested less than 1% in cash and cash equivalents, 58% in equity investments, and 42% in bonds, with an average duration of 12 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law.

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan.

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
SERP & SRIP	$1,192	$833
Defined contribution plan	4,374	4,458

Benefit cost	$5,566	$5,291

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2013
Assets
Loans held for sale	$—	$415,126	$—	$—	$415,126
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	96	—	—	96
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	6,835	—	—	6,835
Other securities	78,953	636	—	—	79,589

	78,953	7,567	—	—	86,520
Available-for-sale and other securities:
U.S. Treasury securities	52,066	—	—	—	52,066

Federal agencies: Mortgage-backed	—	4,176,933	—	—	4,176,933
Federal agencies: Other agencies	—	354,491	—	—	354,491
Municipal securities	—	531,967	59,098	—	591,065
Private-label CMO	—	21,434	45,546	—	66,980
Asset-backed securities	—	983,408	115,455	—	1,098,863
Covered bonds	—	289,409	—	—	289,409
Corporate debt	—	541,715	—	—	541,715
Other securities	16,979	4,400	—	—	21,379

	69,045	6,903,757	220,099	—	7,192,901

Automobile loans	—	—	116,039	—	116,039

MSRs	—	—	35,582	—	35,582

Derivative assets	8,511	412,383	9,530	(99,693)	330,731

Liabilities

Derivative liabilities	8,794	200,453	524	(71,491)	138,280

Other liabilities	—	278	—	—	278

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2012
Assets
Mortgage loans held for sale	$—	$452,949	$—	$—	$452,949
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	15,218	—	—	15,218
Other securities	75,729	258	—	—	75,987

	75,729	15,476	—	—	91,205

Available-for-sale and other securities:
U.S. Treasury securities	52,311	—	—	—	52,311
Federal agencies: Mortgage-backed	—	4,264,670	—	—	4,264,670
Federal agencies: Other agencies	—	359,626	—	—	359,626
Municipal securities	—	439,772	61,228	—	501,000
Private-label CMO	—	22,793	48,775	—	71,568
Asset-backed securities	—	919,046	110,037	—	1,029,083
Covered bonds	—	290,625	—	—	290,625
Corporate debt	—	668,142	—	—	668,142
Other securities	17,177	3,898	—	—	21,075

	69,488	6,968,572	220,040	—	7,258,100

Automobile loans	—	—	142,762	—	142,762

MSRs	—	—	35,202	—	35,202

Derivative assets	6,368	465,517	13,180	(99,368)	385,697

Liabilities

Derivative liabilities	6,813	228,312	478	(83,415)	152,188

Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2013
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	380	(1,482)	—	(270)	(738)	1,137
Included in OCI	—	—	155	891	12,789	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(27,860)
Issues	—	—	—	—	—	—
Settlements	—	(2,214)	(2,285)	(3,850)	(6,633)	—

Closing balance	$35,582	$9,006	$59,098	$45,546	$115,455	$116,039

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$380	$(3,696)	$155	$891	$12,789	$1,137

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2012
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,547)	725	—	(990)	(176)	(92)
Included in OCI	—	—	—	4,173	7,793	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(45,384)
Issues	—	—	—	—	—	—
Settlements	—	6,887	(9,645)	(5,316)	(3,619)	—

Closing balance	$62,454	$7,443	$85,447	$70,231	$125,696	$250,774

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,547)	$559	$—	$(4,178)	$(7,793)	$(92)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2013 and 2012:

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2013
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$380	$(1,482)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(359)	—
Interest and fee income	—	—	—	66	(379)	(859)
Noninterest income	—	—	—	—	—	1,996

Total	$380	$(1,482)	$—	$(270)	$(738)	$1,137

	Level 3 Fair Value Measurements
	Three Months Ended March 31, 2012
			Available-for-sale securities
					Asset-
		Derivative	Municipal	Private-	backed	Automobile
(dollar amounts in thousands)	MSRs	instruments	securities	label CMO	securities	loans
Classification of gains and losses in earnings:

Mortgage banking income (loss)	$(2,547)	$1,393	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,237)	—	—
Interest and fee income	—	—	—	247	(176)	(2,024)
Noninterest income	—	(668)	—	—	—	1,932

Total	$(2,547)	$725	$—	$(990)	$(176)	$(92)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2013			December 31, 2012
	Fair value	Aggregate		Fair value	Aggregate
	carrying	unpaid		carrying	unpaid
	amount	principal	Difference	amount	principal	Difference
Assets
Mortgage loans held for sale	$415,126	$405,095	$10,031	$452,949	$438,254	$14,695
Automobile loans	116,039	113,056	2,983	142,762	140,916	1,846
Liabilities

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2013 and 2012:

	Net gains (losses) from fair value changes
	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Assets
Mortgage loans held for sale	$(4,663)	$(4,895)
Automobile loans	1,137	(93)
Liabilities
Securitization trust notes payable	—	(1,344)

	Gains (losses) included
	in fair value changes associated
	with instrument specific credit risk
	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Assets
Automobile loans	$326	$566

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2013, assets measured at fair value on a nonrecurring basis were as follows:

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Three
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Impaired loans	$13,122	$—	$—	$13,122	$(3,320)
Accrued income and other assets	25,139	—	—	25,139	(1,159)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At March 31, 2013, Huntington identified $13.1 million of impaired loans for which the fair value is recorded based upon collateral value. For the three-month period ended March 31, 2013, nonrecurring fair value impairment of $3.3 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At March 31, 2013, Huntington had $25.1 million of OREO assets. For the three-month period ended March 31, 2013, fair value losses of $1.2 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2013 and December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
			Significant
	Fair Value at	Valuation	Unobservable	Range
(dollar amounts in thousands)	March 31, 2013	Technique	Input	(Weighted Average)
MSRs	$35,582	Discounted cash flow	Constant prepayment rate (CPR)	7.0% - 37.0%(16.0%)
			Spread over forward interest rate swap rates	-499 - 4,609(1,306)

Derivative assets	9,530	Consensus Pricing	Net market price	-2.6% - 12.3%(2.5%)
Derivative liabilities	524		Estimated Pull thru %	38.0% - 89.0%(73.0%)

Municipal securities	59,098	Discounted cash flow	Discount rate	1.7% - 12.0%(3.2%)

Private-label CMO	45,546	Discounted cash flow	Discount rate	3.0% - 7.9%(5.9%)
			Constant prepayment rate (CPR)	5.1% - 26.7%(14.3%)
			Probability of default	0.1% - 4.0%(1.3%)
			Loss Severity	0.0% - 64.0%(26.5%)

Asset-backed securities	115,455	Discounted cash flow	Discount rate	4.3% - 16.3%(8.9%)
			Constant prepayment rate (CPR)	5.1% - 5.1%(5.1%)
			Cumulative prepayment rate	0.0% - 100.0%(16.5%)
			Constant default	1.5% - 4.0%(2.7%)
			Cumulative default	0.9% - 100.0%(18.6%)
			Loss given default	85.0% - 100.0%(94.4%)
			Cure given deferral	0.0% - 75.0%(35.4%)
			Loss severity	69.0% - 69.0%(69.0%)

Automobile loans	116,039	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.2% - 5.0%(1.3%)

Impaired loans	13,122	Appraisal value	NA	NA

Other real estate owned	25,139	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Significant	Range
(dollar amounts in thousands)	December 31, 2012	Technique	Unobservable Input	(Weighted Average)
MSRs	$35,202	Discounted cash flow	Constant prepayment rate (CPR)	10.0% - 31.0%(20.0%)
			Spread over forward interest rate swap rates	-568 - 4,552(1,288)

Derivative assets	13,180	Consensus Pricing	Net market price	-2.3% - 10.8%(3.0%)
Derivative liabilities	478		Estimated Pull thru %	38.0% - 89.0%(75.0%)

Municipal securities	61,228	Discounted cash flow	Discount rate	1.7% - 12.0%(3.1%)

Private-label CMO	48,775	Discounted cash flow	Discount rate	3.0% - 8.5%(6.2%)
			Constant prepayment rate (CPR)	5.1% - 26.7%(14.8%)
			Probability of default	0.1% - 4.0%(1.0%)
			Loss Severity	0.0% - 64.0%(27.8%)

Asset-backed securities	110,037	Discounted cash flow	Discount rate	4.5% - 16.6%(9.0%)
			Constant prepayment rate (CPR)	5.1% - 9.8%(5.3%)

			Cumulative prepayment rate	0.0% - 100.0% (6.9%)
			Constant default	0.3% - 4.0%(2.8%)
			Cumulative default	1.1% - 100.0%(20.1%)
			Loss given default	85.0% - 100.0%(92.4%)
			Cure given deferral	0.0% - 90.0%(34.7%)
			Loss severity	20.0% - 72.0%(64.9%)

Automobile loans	142,762	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.8% - 5.0%(4.0%)

Impaired loans	150,873	Appraisal value	—	—

Other real estate owned	28,097	Appraisal value	—	—

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$900,005	$900,005	$1,333,727	$1,333,727
Trading account securities	86,520	86,520	91,205	91,205
Loans held for sale	729,707	737,211	764,309	773,013
Available-for-sale and other securities	7,504,639	7,504,639	7,566,175	7,566,175
Held-to-maturity securities	1,693,074	1,733,454	1,743,876	1,794,105
Net loans and leases	40,536,755	38,811,780	39,959,350	38,401,965
Derivatives	330,731	330,731	385,697	385,697
Financial Liabilities:
Deposits	46,867,141	46,953,781	46,252,683	46,330,715
Short-term borrowings	732,705	726,310	589,814	584,671
Federal Home Loan Bank advances	183,491	183,491	1,008,959	1,008,959
Other long-term debt	156,301	154,156	158,784	156,719
Subordinated notes	1,188,674	1,184,891	1,197,091	1,183,827
Derivatives	138,280	138,280	152,188	152,188

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2013 and December 31, 2012:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	March 31, 2013
Financial Assets
Loans held for sale	$—	$—	$314,807	$314,807
Held-to-maturity securities	—	1,733,454	—	1,733,454
Net loans and leases	—	—	38,695,741	38,695,741
Financial liabilities
Deposits	—	40,136,635	6,817,146	46,953,781
Short-term borrowings	—	—	726,310	726,310
Other long-term debt	—	—	154,156	154,156
Subordinated notes	—	—	1,184,891	1,184,891

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2012
Financial Assets
Loans held for sale	$—	$—	$316,007	$316,007
Held-to-maturity securities	—	1,794,105	—	1,794,105
Net loans and leases	—	—	38,259,203	38,259,203
Financial liabilities
Deposits	—	39,136,127	7,194,588	46,330,715
Short-term borrowings	—	—	584,671	584,671
Other long-term debt	—	2,124	154,595	156,719
Subordinated notes	—	—	1,183,827	1,183,827

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2013, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,169,000	$9,169,000
Deposits	691,875	—	691,875
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at March 31, 2013	$1,324,875	$9,169,000	$10,493,875

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2013:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,169,000	2.7	$47,023	1.01%	0.46%

Total asset conversion swaps	9,169,000	2.7	47,023	1.01	0.46
Liability conversion swaps
Receive fixed—generic	1,324,875	2.9	100,272	2.88	0.36

Total liability conversion swaps	1,324,875	2.9	100,272	2.88	0.36

Total swap portfolio	$10,493,875	2.7	$147,295	1.24%	0.45%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $25.1 million and $24.7 million for the three-month periods ended March 31, 2013, and 2012, respectively.

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

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2013, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at March 31, 2013 and December 31, 2012 of Huntington’s financial instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$147,295	$169,222
Interest rate contracts not designated as hedging instruments	265,088	296,295
Foreign exchange contracts not designated as hedging instruments	7,736	5,605
Commodities contracts not designated as hedging instruments	69	—

Total contracts	$420,188	$471,122

Liability derivatives included in accrued expenses and other liabilities

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$—	$—
Interest rate contracts not designated as hedging instruments	200,898	228,757
Foreign exchange contracts not designated as hedging instruments	6,594	4,655
Commodities contracts not designated as hedging instruments	57	—

Total contracts	$207,549	$233,412

Fair value hedges are established to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(1,754)	$533
Change in fair value of hedged deposits (1)	1,748	(594)
Change in fair value of interest rate swaps hedging subordinated notes (2)	(8,121)	(8,758)
Change in fair value of hedged subordinated notes (2)	8,121	8,758
Change in fair value of interest rate swaps hedging other long-term debt (2)	(397)	(347)
Change in fair value of hedged other long-term debt (2)	397	347

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month periods ended March 31, 2013 and 2012 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
(dollar amounts in thousands)	2013	2012		2013	2012
Interest rate contracts
Loans	$(10,339)	$(25,827)	Interest and fee income - loans and leases	$(3,916)	$24,786
Investment Securities	—	35	Noninterest income - other income	(110)	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	7
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(10,339)	$(25,792)		$(4,026)	$24,793

During the next twelve months, Huntington expects to reclassify to earnings $32.1 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$288	$14
FHLB Advances	—	—

Derivatives used in trading activities

Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options and commodity contracts. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. The interest rate risk of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value.

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2013 and December 31, 2012, were $62.0 million and $63.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $12.0 billion at March 31, 2013 and December 31, 2012. Huntington’s credit risks from derivative financial instruments used for trading purposes were $261.9 million and $296.1 million at the same dates, respectively.

Financial assets and liabilities that are offset in the Condensed Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 13. Huntington records these derivatives net of any master netting arrangement in the Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

All derivatives are carried on the Unaudited Condensed Consolidated Balance Sheets at fair value. Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: broker-dealers and banks, and Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.

Huntington enters into transactions with broker-dealers and banks for various risk management purposes. These types of transactions generally are high dollar volume. Huntington enters into bilateral collateral and master netting agreements with these counterparties, and routinely exchange cash and high quality securities collateral with these counterparties. Huntington enters into transactions with customers to meet their financing, investing, payment and risk management needs. These types of transactions generally are low dollar volume. Huntington generally enters into master netting agreements with customer counterparties, however collateral is generally not exchanged with customer counterparties.

At March 31, 2013 and December 31, 2012, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $16.2 million and $17.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At March 31, 2013, Huntington pledged $163.4 million of investment securities and cash collateral to counterparties, while other counterparties pledged $149.4 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

				Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
March 31, 2013 Derivatives	$425,070	$(104,575)	$320,495	$(47,428)	$(2,321)	$270,746
December 31, 2012 Derivatives	473,374	(101,620)	371,754	(62,409)	(755)	308,590

Offsetting of Financial Liabilities and Derivative Liabilities

				Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
March 31, 2013 Derivatives	$212,430	$(76,372)	$136,058	$(91,434)	$(469)	$44,155
December 31, 2012 Derivatives	235,664	(85,667)	149,997	(97,233)	(455)	52,309

Derivatives used in mortgage banking activities

Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward commitments to deliver mortgage-backed securities. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The following table summarizes the derivative assets and liabilities used in mortgage banking activities

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Derivative assets:
Interest rate lock agreements	$9,530	$13,180
Forward trades and options	706	763

Total derivative assets	10,236	13,943

Derivative liabilities:
Interest rate lock agreements	(79)	(33)
Forward trades and options	(2,143)	(2,158)

Total derivative liabilities	(2,222)	(2,191)

Net derivative asset (liability)	$8,014	$11,752

The total notional value of these derivative financial instruments at March 31, 2013 and December 31, 2012, was $2.4 billion and $2.3 billion, respectively. The total notional amount at March 31, 2013, corresponds to trading assets with a fair value of $5.5 million and trading liabilities with a fair value of $1.7 million. Total MSR hedging gains and (losses) for the three-month periods ended March 31, 2013 and 2012, were $(7.9) million and $(2.2) million, respectively. Included in total MSR hedging gains and losses for the three-month periods ended March 31, 2013 and 2012 were net gains and (losses) related to derivative instruments of $(7.9) million and $(2.3) million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15. VIEs

Consolidated VIEs

Consolidated VIEs at March 31, 2013, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$12,976	$123,870	$—	$136,846
Loans and leases	116,039	293,378	—	409,417
Allowance for loan and lease losses	—	(2,083)	—	(2,083)

Net loans and leases	116,039	291,295	—	407,334
Accrued income and other assets	496	949	281	1,726

Total assets	$129,511	$416,114	$281	$545,906

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	281	281

Total liabilities	$—	$—	$281	$281

	December 31, 2012
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$12,577	$91,113	$—	$103,690
Loans and leases	142,762	356,162	—	498,924
Allowance for loan and lease losses	—	(2,671)	—	(2,671)

Net loans and leases	142,762	353,491	—	496,253
Accrued income and other assets	617	1,353	288	2,258

Total assets	$155,956	$445,957	$288	$602,201

Liabilities:
Other long-term debt	$—	$2,086	$—	$2,086
Accrued interest and other liabilities	—	1	288	289

Total liabilities	$—	$2,087	$288	$2,375

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its’ interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2013, and December 31, 2012:

	March 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$10,586	$—	$10,586
2012-2 Automobile Trust	11,990	—	11,990
2011 Automobile Trust	5,876	—	5,876
Tower Hill Securities, Inc.	85,056	65,000	85,056
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	328,105	116,070	328,105

Total	$455,377	$493,964	$441,613

	December 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$12,649	$—	$12,649
2012-2 Automobile Trust	13,616	—	13,616
2011 Automobile Trust	7,076	—	7,076
Tower Hill Securities, Inc.	87,075	65,000	87,075
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	391,878	152,047	391,878

Total	$526,058	$529,941	$512,294

2012-1 AUTOMOBILE TRUST, 2012-2 AUTOMOBILE TRUST, and 2011 AUTOMOBILE TRUST

During the 2012 fourth quarter, 2012 first quarter and 2011 third quarter, we transferred automobile loans totaling $1.0 billion, $1.3 billion and $1.0 billion, respectively, to trusts in securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Unaudited Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at March 31, 2013 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	1.00	%(2)	$111,816	$6,186
Huntington Capital II	0.91	(3)	54,593	3,093
Sky Financial Capital Trust III	1.68	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.71	(4)	74,320	2,320

Total			$312,894	$13,764

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at March 31, 2013, based on three month LIBOR + 0.70.
(3)	Variable effective rate at March 31, 2013, based on three month LIBOR + 0.625.
(4)	Variable effective rate at March 31, 2013, based on three month LIBOR + 1.40.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At March 31, 2013 and December 31, 2012, Huntington had gross investment commitments of $468.7 million (net of amortization: $328.1 million) and $532.1 million (net of amortization: $391.9 million), respectively, of which $352.6 million and $380.0 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities. During the three-month period ended March 31, 2013, Huntington sold net LIHTC investments of $58.1 million resulting in a gain before tax of $7.6 million. The gain was included in other noninterest income in the Unaudited Condensed Consolidated Statements of Income. There were not any sales of LIHTC investments during the three-month period ended March 31, 2012.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at March 31, 2013 and December 31, 2012, were as follows:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$9,163,138	$9,209,094
Consumer	6,270,988	6,189,447
Commercial real estate	758,756	797,605
Standby letters-of-credit	478,801	514,705

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.4 million and $1.4 million at March 31, 2013 and December 31, 2012, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2013, Huntington had $479 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $479 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of March 31, 2013, approximately $71 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $383 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $25 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At March 31, 2013 and December 31, 2012, Huntington had commitments to sell residential real estate loans of $737.3 million and $849.8 million, respectively. These contracts mature in less than one year.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006, 2007, 2008, and 2009 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, Management entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the current quarter, the IRS began its examination of our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2006 and forward.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At March 31, 2013, Huntington had gross unrecognized tax benefits of $6.2 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.4 million as of March 31, 2013. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. However, any ultimate settlement is not expected to be material to the Unaudited Condensed Consolidated Financial Statements as a whole. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at March 31, 2013. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2012 Form 10-K for events occurring through the date of this filing:

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

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, alleging that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleges that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleges that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013, and the Sixth Circuit Court of Appeals affirmed the District Court’s judgment in an opinion issued on April 8, 2013.

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

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court gave a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $4.0 million credit, but ruled approximately $0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee can recover. Therefore, the Bankruptcy Court’s recommended award will be reduced by this $0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court has delivered a report and recommendation to the District Court for the Western District of Michigan, recommending a judgment be entered in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The District Court is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions.

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

17. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	March 31,	December 31,
(dollar amounts in thousands)	2013	2012
Assets
Cash and cash equivalents	$964,693	$921,471
Due from The Huntington National Bank	108,115	207,414
Due from non-bank subsidiaries	71,502	78,006
Investment in The Huntington National Bank	4,902,675	4,754,886
Investment in non-bank subsidiaries	785,630	774,055
Accrued interest receivable and other assets	153,970	131,358

Total assets	$6,986,585	$6,867,190

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	709,211	662,894
Dividends payable, accrued expenses, and other liabilities	410,236	414,085

Total liabilities	1,119,447	1,076,979

Shareholders’ equity (1)	5,867,138	5,790,211

Total liabilities and shareholders’ equity	$6,986,585	$6,867,190

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(dollar amounts in thousands)	2013	2012
Income
Dividends from
The Huntington National Bank	$—	$—
Non-bank subsidiaries	—	8,450
Interest from
The Huntington National Bank	4,152	12,886
Non-bank subsidiaries	821	1,633
Other	396	413

Total income	5,369	23,382

Expense
Personnel costs	13,413	9,713
Interest on borrowings	6,117	9,179
Other	5,064	7,579

Total expense	24,594	26,471

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(19,225)	(3,089)
Income taxes (benefit)	(7,852)	(11,092)

Income (loss) before equity in undistributed net income of subsidiaries	(11,373)	8,003
Increase in undistributed net income of:
The Huntington National Bank	155,636	142,424
Non-bank subsidiaries	7,517	2,843

Net income	$151,780	$153,270

Other comprehensive income (loss) (1)	(9,138)	15,947

Comprehensive income	$142,642	$169,217

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Three Months Ended
Statements of Cash Flows	March 31,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$151,780	$153,270
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(167,048)	(157,910)
Depreciation and amortization	70	63
Other, net	20,857	(4,600)

Net cash provided by (used for) operating activities	5,659	(9,177)

Investing activities
Repayments from subsidiaries	112,469	114,793
Advances to subsidiaries	(1,250)	(8,043)

Net cash provided by (used for) investing activities	111,219	106,750

Financing activities
Dividends paid on stock	(41,656)	(42,351)
Repurchases of common stock	(33,600)	—
Other, net	1,600	216

Net cash provided by (used for) financing activities	(73,656)	(42,135)

Change in cash and cash equivalents	43,222	55,438
Cash and cash equivalents at beginning of period	921,471	917,954

Cash and cash equivalents at end of period	$964,693	$973,392

Supplemental disclosure:
Interest paid	$6,117	$9,179

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Huntington also has branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,400 ATMs.

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

Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2013, December 31, 2012, and March 31, 2012, reported results by business segment:

	Three Months Ended March 31,
Income Statements	Retail & Business	Regional & Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
2013
Net interest income	$205,240	69,399	88,070	43,668	17,793	$424,170
Provision for credit losses	32,547	(7,243)	(7,504)	11,792	—	29,592
Noninterest income	87,266	30,302	8,355	94,654	31,632	252,209
Noninterest expense	239,766	52,415	36,911	91,992	21,709	442,793
Income taxes	7,068	19,085	23,456	12,088	(9,483)	52,214

Net income	$13,125	$35,444	$43,562	$22,450	$37,199	$151,780

2012
Net interest income	$221,301	64,202	90,330	46,829	(5,453)	$417,209
Provision for credit losses	48,839	13,280	(42,254)	14,541	—	34,406
Noninterest income	89,256	31,933	34,719	87,638	41,774	285,320
Noninterest expense	234,861	45,867	38,839	90,917	52,192	462,676
Income taxes	9,400	12,946	44,962	10,153	(25,284)	52,177

Net income	$17,457	$24,042	$83,502	$18,856	$9,413	$153,270

	Assets at		Deposits at
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Retail & Business Banking	$14,474,672	$14,362,630	$28,719,332	$28,367,264
Regional & Commercial Banking	11,978,858	11,540,966	5,626,852	5,862,858
AFCRE	12,235,143	12,085,128	969,707	995,035
WGH	7,477,667	7,570,256	10,015,400	9,507,785
Treasury / Other	9,888,626	10,594,205	1,535,850	1,519,741

Total	$56,054,966	$56,153,185	$46,867,141	$46,252,683

19. BUSINESS COMBINATIONS

On March 30, 2012, Huntington acquired the loans, deposits and certain other assets and liabilities of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, approximately $523.9 million of loans, a receivable of $95.9 million from the FDIC, and $152.3 million of other assets (primarily cash and due from banks and investment securities) were transferred to Huntington. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). Additionally, approximately $713.4 million of deposits and $45.2 million of other borrowings were assumed. Huntington recognized an $11.2 million bargain purchase gain during 2012, which is included in other noninterest income.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2012 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013 to January 31, 2013	932,100	$6.97	24,259,969	$27,083,085
February 1, 2013 to February 28, 2013	2,682,944	6.98	26,942,913	8,357,364
March 1, 2013 to March 31, 2013	1,123,385	7.38	28,066,298	70,621

Total	4,738,429	$7.07	28,066,298	$70,621

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 14, 2013, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $227 million shares of common stock, starting in the second quarter of 2013 through the first quarter of 2014. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2013 first quarter, Huntington repurchased a total of 4.7 million shares at a weighted average share price of $7.07.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101**	The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: April 29, 2013	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: April 29, 2013	/s/ Donald R. Kimble
Donald R. Kimble
Sr. Executive Vice President and Chief Financial Officer