Form 10-Q
period 2013-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2013-07-29
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2013

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

There were 829,674,914 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2013.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

ABS	Asset-Backed Securities

AFS	Available-for-Sale

ALCO	Asset & Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

C&I	Commercial and Industrial

CapPR	Capital Plan Review

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificates of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

EVE	Economic Value of Equity

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HTM	Held-to-Maturity

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LTV	Loan to Value

MBS	Mortgage-Backed Security

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NCO	Net Charge-off

NIM	Net interest margin

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa.

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 18), troubled debt restructured loans (Table 19), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

REIT	Real Estate Investment Trust

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SRIP	Supplemental Retirement Income Plan

TDR	Troubled Debt Restructured Loan

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

WGH	Wealth Advisors, Government Finance, and Home Lending

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

Our discussion is divided into key segments:

•

Executive Overview—Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the remainder of 2013.

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

EXECUTIVE OVERVIEW

Summary of 2013 Second Quarter Results

For the quarter, we reported net income of $150.7 million, or $0.17 per common share, compared with $151.8 million, or $0.17 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $431.5 million for the quarter, down $1.4 million, or less than 1%, from the prior quarter. The decrease reflected a 4 basis point decrease in the net interest margin, partially offset by a $0.2 billion increase in average earnings assets as well as an additional day in the quarter. The primary items affecting the net interest margin were a 7 basis point negative impact from the mix and yield of earning assets, which was partially offset by a 3 basis point positive impact from the mix and cost of deposits.

The provision for credit losses decreased $4.9 million, or 16%, from the prior quarter. This reflected a $16.9 million, or 33%, decrease in NCOs to $34.8 million, or an annualized 0.34% of average total loans and leases, from $51.7 million, or an annualized 0.51%, in the prior quarter.

Noninterest income decreased $3.6 million, or 1%, from the prior quarter. The decrease in noninterest income reflected the $11.6 million, or 26%, decrease in mortgage banking income as the benefit of net mortgage servicing rights decreased by $11.6 million. Other income decreased $7.9 million, or 24%, as the prior quarter included a $7.6 million gain on the sale of Low Income Housing Tax Credit investments. These were partially offset by a $7.1 million, or 12%, increase in service charges on deposit accounts that follow yearly seasonal trends in customer activity, an 8% annualized growth in consumer checking households, and a $4.4 million, or 56%, increase in capital markets activity.

Noninterest expense increased $3.1 million, or 1%, from the prior quarter due to a $5.0 million, or 2%, increase in personnel costs, reflecting higher commission expense and a $3.3 million, or 30%, seasonal increase in marketing. These were partially offset by a $2.9 million decline in OREO and foreclosure expense.

The period-end ACL as a percentage of total loans and leases decreased to 1.86% from 1.91% in the prior quarter. The ACL as a percentage of period-end NALs increased 7 percentage points to 214%. NALs declined by $16.8 million, or 4%, to $363.5 million, or 0.87% of total loans. The decreases primarily reflected meaningful improvement in commercial real estate NALs.

The tangible common equity to tangible asset ratio decreased to 8.78% from 8.92% in the prior quarter, resulting primarily from net unrealized losses on available-for-sale debt securities and cash flow hedging derivatives during the quarter, partially offset by retained earnings. Our Tier 1 common risk-based capital ratio at quarter end was 10.71%, up from 10.62% in the prior quarter. The regulatory Tier 1 risk-based capital ratio at June 30, 2013 was 12.24%, up from 12.16%, at March 31, 2013. All capital ratios were impacted by the repurchase of 10.0 million common shares over the quarter at an average price per share of $7.50.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

During the 2013 second quarter, we continued to demonstrate progress in our strategic priorities. We returned to pre-recession, normal credit levels, reflecting our disciplined and prudent lending approach and also continued to experience double-digit household growth. Expenses were managed to levels slightly below our expectations. Revenue was relatively unchanged as strategic growth overcame multiple environmental headwinds and the prior quarters’ gains from the sale of Low Income Housing Tax Credit investments. We remain on track to deliver sustainable levels of long-term profitability. Existing strategic investments continue to mature and we are focused on expense management and a more robust continuous improvement effort across the enterprise.

Economy

Consumer lending and deposits increased over the same quarter last year as consumer confidence in the recovery rises. Our commercial loan pipeline continues to be strong as business owners are seeing more signs of economic growth. Employment across our Midwest markets continues to improve with Ohio creating the largest month-to-month employment increase in the nation in May and Michigan coming in third.

Legislative and Regulatory

Regulatory reforms continue to be released, which impose additional restrictions on current business practices. Recent items affecting us include the Federal Reserve’s Comprehensive Capital Analysis and Review and the recently issued final Basel III rule.

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

Beginning with our Capital Plan submission in January 2014, we will be subject to the Federal Reserve’s Comprehensive Capital Analysis and Review (CCAR) process. One of the primary additional elements of CCAR will be supervisory stress tests conducted by the Federal Reserve under different hypothetical macro-economic scenarios in addition to the stress tests routinely conducted by management. After completing its review, the Federal Reserve may object or not object to our proposed capital actions, such as plans to pay or increase common stock dividends or increase common stock repurchase programs. Beginning with our January 2014 submission, we will be subject to the OCC’s Annual Stress Test at the bank-level. The OCC stipulated that it will consult closely with the Federal Reserve to provide common stress scenarios which can be used at both the depository institution and bank holding company levels.

Basel III Capital rules for U.S. banking organizations – On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019.

Following the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015 until January 1, 2019.

	Basel III Regulatory Capital Levels
	January 1,	January 1,	January 1,	January 1,	January 1,
	2015	2016	2017	2018	2019
Tier 1 common equity	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

We have evaluated the impact of the Basel III final rule on our regulatory capital ratios and estimate a reduction of approximately 60 basis points to our Basel I Tier I Common risk-based capital ratio based on our June 30, 2013 balance sheet composition. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. We anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well capitalized minimum capital requirements. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

Expectations

We are seeing an uptick in manufacturing across our markets led by the auto industry along with continued investments in the local oil and gas exploration industry. We believe these developments, along with recent upward revisions to economic growth forecasts in 2014, will trigger further business investment. We also are seeing a stronger than expected housing recovery across much of our region. We believe this, along with an increase in consumer confidence, will lead to more consumer spending. We will remain disciplined as we manage our returns on an aggregate moderate-to-low risk profile.

Net interest income is expected to modestly grow over the remainder of 2013. We anticipate an increase in total loans will be partially offset by a reduction in total securities, as the portfolio’s cash flow is not reinvested into additional securities. However, those benefits to net interest income are expected to be mostly offset by continued downward NIM pressure. NIM for 2013 is not expected to fall below the mid 3.30%s due to continued deposit repricing and mix shift opportunities while maintaining a disciplined approach to loan pricing.

The C&I portfolio is expected to see growth consistent with the anticipated increase in customer activity. Our C&I loan pipeline remains robust with much of this reflecting the positive impact from our investments in specialized commercial verticals, focused OCR sales process, and continued support of middle market and small business lending. Given automobile loan yields are relatively more attractive than similar duration securities and the recent decline in estimated securitization gains, we currently do not anticipate any automobile securitizations in the second half of 2013. Residential mortgages and home equity loan balances are expected to increase modestly. CRE loans are expected to remain in the current $5 billion range.

We anticipate the increase in total loans will outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, when compared with 2012 levels, is expected to be flat to slightly down, excluding the impact of any automobile loan sales and any net MSR impact. The anticipated slowdown in mortgage banking activity is expected to be mostly offset by continued growth in new customers, increased contribution from higher cross-sell, and the continued maturation of our previous strategic investments.

Effective December 31, 2013, the benefits earned in the Company’s pension plan will be frozen, as approved by the board of directors on July 17, 2013. As a result of the accounting treatment for the unamortized prior service pension cost and the change in the projected benefit obligation related to the curtailment, a one-time non-cash pre-tax gain of approximately $35 million, or $0.03 per share, is expected to be recognized in the 2013 third quarter.

Third quarter expenses are expected to modestly increase due to higher commission expense and higher occupancy and equipment expense related to our continued in-store expansion. Expenses will be consistent with previous expectations, with a modest downward bias related to the pension related expense and excluding the aforementioned one-time gain. We continue to evaluate additional cost saving opportunities and remain committed to posting positive operating leverage in 2013.

NPAs are expected to experience continued improvement. This quarter, NCOs were slightly below our expected normalized range of 35 to 55 basis points. The level of provision for credit losses was below our long-term expectation, and we continue to expect moderate quarterly volatility.

The effective tax rate for 2013 is expected to be in the range of 25% to 28%, primarily reflecting the impacts of tax-exempt income, tax advantaged investments, and general business credits.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2013		2012
(dollar amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$462,582	$465,319	$478,995	$483,787	$487,544
Interest expense	37,645	41,149	44,940	53,489	58,582

Net interest income	424,937	424,170	434,055	430,298	428,962
Provision for credit losses	24,722	29,592	39,458	37,004	36,520

Net interest income after provision for credit losses	400,215	394,578	394,597	393,294	392,442

Service charges on deposit accounts	68,009	60,883	68,083	67,806	65,998
Mortgage banking income	33,659	45,248	61,711	44,614	38,349
Trust services	30,666	31,160	31,388	29,689	29,914
Electronic banking	23,345	20,713	21,011	22,135	20,514
Brokerage income	19,546	17,995	17,415	16,526	19,025
Insurance income	17,187	19,252	17,268	17,792	17,384
Gain on sale of loans	3,348	2,616	20,690	6,591	4,131
Bank owned life insurance income	15,421	13,442	13,767	14,371	13,967
Capital markets fees	12,229	7,834	12,694	11,596	13,260
Securities gains (losses)	(410)	(509)	863	4,169	350
Other income	25,655	33,575	32,761	25,778	30,927

Total noninterest income	248,655	252,209	297,651	261,067	253,819

Personnel costs	263,862	258,895	253,952	247,709	243,034
Outside data processing and other services	49,898	49,265	48,699	50,396	48,568
Net occupancy	27,656	30,114	29,008	27,599	25,474
Equipment	24,947	24,880	26,580	25,950	24,872
Deposit and other insurance expense	13,460	15,490	16,327	15,534	15,731
Professional services	9,341	7,192	22,514	17,510	15,037
Marketing	14,239	10,971	16,456	16,842	17,396
Amortization of intangibles	10,362	10,320	11,647	11,431	11,940
OREO and foreclosure expense	(271)	2,666	4,233	4,982	4,106
Loss (Gain) on early extinguishment of debt	—	—	—	1,782	(2,580)
Other expense	32,371	33,000	41,212	38,568	40,691

Total noninterest expense	445,865	442,793	470,628	458,303	444,269

Income before income taxes	203,005	203,994	221,620	196,058	201,992
Provision for income taxes	52,354	52,214	54,341	28,291	49,286

Net income	$150,651	$151,780	$167,279	$167,767	$152,706

Dividends on preferred shares	7,967	7,970	7,973	7,983	7,984

Net income applicable to common shares	$142,684	$143,810	$159,306	$159,784	$144,722

Average common shares—basic	834,730	841,103	847,220	857,871	862,261
Average common shares—diluted	843,840	848,708	853,306	863,588	867,551
Net income per common share—basic	$0.17	$0.17	$0.19	$0.19	$0.17
Net income per common share—diluted	0.17	0.17	0.19	0.19	0.17
Cash dividends declared per common share	0.05	0.04	0.04	0.04	0.04
Return on average total assets	1.08%	1.10%	1.19%	1.19%	1.10%
Return on average common shareholders’ equity	10.4	10.7	11.6	11.9	11.1
Return on average tangible common shareholders’ equity (2)	12.0	12.4	13.5	13.9	13.1
Net interest margin (3)	3.38	3.42	3.45	3.38	3.42
Efficiency ratio (4)	64.0	63.3	62.3	64.5	62.8
Effective tax rate	25.8	25.6	24.5	14.4	24.4
Revenue—FTE

Net interest income	$424,937	$424,170	$434,055	$430,298	$428,962
FTE adjustment	6,587	5,923	5,470	5,254	5,747

Net interest income (3)	431,524	430,093	439,525	435,552	434,709
Noninterest income	248,655	252,209	297,651	261,067	253,819

Total revenue (3)	$680,179	$682,302	$737,176	$696,619	$688,528

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2—Selected Year to Date Income Statement Data(1)

	Six Months Ended June 30,		Change
(dollar amounts in thousands, except per share amounts)	2013	2012	Amount	Percent
Interest income	$927,901	$967,481	$(39,580)	(4)%
Interest expense	78,794	121,310	(42,516)	(35)

Net interest income	849,107	846,171	2,936	—
Provision for credit losses	54,314	70,926	(16,612)	(23)

Net interest income after provision for credit losses	794,793	775,245	19,548	3

Service charges on deposit accounts	128,892	126,290	2,602	2
Mortgage banking income	78,907	84,767	(5,860)	(7)
Trust services	61,826	60,820	1,006	2
Electronic banking	44,058	39,144	4,914	13
Brokerage income	37,541	38,285	(744)	(2)
Insurance income	36,439	36,259	180	—
Gain on sale of loans	5,964	30,901	(24,937)	(81)
Bank owned life insurance income	28,863	27,904	959	3
Capital markets fees	20,063	23,056	(2,993)	(13)
Securities gains (losses)	(919)	(263)	(656)	249
Other income	59,230	71,976	(12,746)	(18)

Total noninterest income	500,864	539,139	(38,275)	(7)

Personnel costs	522,757	486,532	36,225	7
Outside data processing and other services	99,163	91,160	8,003	9
Net occupancy	57,770	54,553	3,217	6
Equipment	49,827	50,417	(590)	(1)
Deposit and other insurance expense	28,950	36,469	(7,519)	(21)
Professional services	16,533	25,734	(9,201)	(36)
Marketing	25,210	30,965	(5,755)	(19)
Amortization of intangibles	20,682	23,471	(2,789)	(12)
OREO and foreclosure expense	2,395	9,056	(6,661)	(74)
Gain on early extinguishment of debt	—	(2,580)	2,580	(100)
Other expense	65,371	101,168	(35,797)	(35)

Total noninterest expense	888,658	906,945	(18,287)	(2)

Income before income taxes	406,999	407,439	(440)	—
Provision for income taxes	104,568	101,463	3,105	3

Net income	$302,431	$305,976	$(3,545)	(1)%

Dividends declared on preferred shares	15,937	16,033	(96)	(1)

Net income applicable to common shares	$286,494	$289,943	$(3,449)	(1)%

Average common shares—basic	837,917	863,380	(25,463)	(3)%
Average common shares—diluted	846,274	868,357	(22,083)	(3)
Per common share
Net income per common share - basic	$0.34	$0.34	$—	—%
Net income per common share - diluted	0.34	0.33	0.01	3
Cash dividends declared	0.09	0.08	0.01	13
Revenue—FTE
Net interest income	$849,107	$846,171	$2,936	—%
FTE adjustment	12,510	9,682	2,828	29

Net interest income (2)	861,617	855,853	5,764	1
Noninterest income	500,864	539,139	(38,275)	(7)

Total revenue (2)	$1,362,481	$1,394,992	$(32,511)	(2)%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items” discussion.
(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Litigation Reserve. During the 2012 first quarter, a $23.5 million addition to litigation reserves was recorded in other noninterest expense. This resulted in a negative impact of $0.02 per common share on a year-to-date basis.

2.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share on a year-to-date basis.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2013		March 31, 2013		June 30, 2012
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$150,651		$151,780		$152,706
Earnings per share, after-tax		$0.17		$0.17		$0.17
Change from prior quarter—$		—		(0.02)		—
Change from prior quarter—%		—%		(11)%		—%
Change from year-ago—$		$—		$—		$0.01
Change from year-ago—%		—%		—%		6%

	Six Months Ended
	June 30, 2013		June 30, 2012
(dollar amounts in thousands)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$302,431		$305,976
Earnings per share, after-tax		$0.34		$0.33
Change from a year-ago—$		0.01		0.03
Change from a year-ago—%		3%		10%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Bargain purchase gain	—	—	11,409	0.01
Litigation reserves addition	—	—	(23,500)	(0.02)

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2013		2012			2Q13 vs. 2Q12
(dollar amounts in millions)	Second	First	Fourth	Third	Second	Amount	Percent
Assets:
Interest-bearing deposits in banks	$84	$72	$73	$82	$124	$(40)	(32)%
Loans held for sale	678	709	840	1,829	410	268	65
Securities:
Available-for-sale and other securities:
Taxable	6,728	6,964	7,131	8,014	8,285	(1,557)	(19)
Tax-exempt	591	549	492	423	387	204	53

Total available-for-sale and other securities	7,319	7,513	7,623	8,437	8,672	(1,353)	(16)
Trading account securities	84	85	97	66	54	30	56
Held-to-maturity securities—taxable	1,711	1,717	1,652	796	611	1,100	180

Total securities	9,114	9,315	9,372	9,299	9,337	(223)	(2)

Loans and leases: (1)
Commercial:
Commercial and industrial	17,033	16,954	16,507	16,343	16,094	939	6
Commercial real estate:
Construction	586	598	576	569	584	2	—
Commercial	4,429	4,694	4,897	5,153	5,491	(1,062)	(19)

Commercial real estate	5,015	5,292	5,473	5,722	6,075	(1,060)	(17)

Total commercial	22,048	22,246	21,980	22,065	22,169	(121)	(1)

Consumer:
Automobile	5,283	4,833	4,486	4,065	4,985	298	6
Home equity	8,263	8,395	8,345	8,369	8,310	(47)	(1)
Residential mortgage	5,225	4,978	5,155	5,177	5,253	(28)	(1)
Other consumer	461	412	431	444	462	(1)	—

Total consumer	19,232	18,618	18,417	18,055	19,010	222	1

Total loans and leases	41,280	40,864	40,397	40,120	41,179	101	—
Allowance for loan and lease losses	(746)	(772)	(783)	(855)	(908)	162	(18)

Net loans and leases	40,534	40,092	39,614	39,265	40,271	263	1

Total earning assets	51,156	50,960	50,682	51,330	51,050	106	—

Cash and due from banks	940	904	1,459	960	928	12	1
Intangible assets	563	571	581	597	609	(46)	(8)
All other assets	3,976	4,065	4,115	4,106	4,158	(182)	(4)

Total assets	$55,889	$55,728	$56,054	$56,138	$55,837	$52	—%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$12,879	$12,165	$13,121	$12,329	$12,064	$815	7%
Demand deposits—interest-bearing	5,927	5,977	5,843	5,814	5,939	(12)	—

Total demand deposits	18,806	18,142	18,964	18,143	18,003	803	4
Money market deposits	15,069	15,045	14,749	14,515	13,182	1,887	14
Savings and other domestic deposits	5,115	5,083	4,960	4,975	4,978	137	3
Core certificates of deposit	4,778	5,346	5,637	6,131	6,618	(1,840)	(28)

Total core deposits	43,768	43,616	44,310	43,764	42,781	987	2
Other domestic time deposits of $250,000 or more	324	360	359	300	298	26	9
Brokered deposits and negotiable CDs	1,779	1,697	1,756	1,878	1,421	358	25
Deposits in foreign offices	316	340	342	356	357	(41)	(11)

Total deposits	46,187	46,013	46,767	46,298	44,857	1,330	3
Short-term borrowings	701	762	1,012	1,329	1,391	(690)	(50)
Federal Home Loan Bank advances	757	686	42	107	626	131	21
Subordinated notes and other long-term debt	1,292	1,348	1,374	1,638	2,251	(959)	(43)

Total interest-bearing liabilities	36,058	36,644	36,074	37,043	37,061	(1,003)	(3)

All other liabilities	1,064	1,085	1,017	1,035	1,094	(30)	(3)
Shareholders’ equity	5,888	5,834	5,842	5,731	5,618	270	5

Total liabilities and shareholders’ equity	$55,889	$55,728	$56,054	$56,138	$55,837	$52	—%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2013		2012
	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	0.27%	0.16%	0.28%	0.21%	0.31%
Loans held for sale	3.39	3.22	3.18	3.18	3.46
Securities:
Available-for-sale and other securities:
Taxable	2.29	2.31	2.32	2.29	2.33
Tax-exempt	3.94	3.96	4.03	4.15	4.23

Total available-for-sale and other securities	2.42	2.43	2.43	2.39	2.41
Trading account securities	0.60	0.50	1.01	1.07	1.64
Held-to-maturity securities—taxable	2.29	2.29	2.24	2.81	2.97

Total securities	2.38	2.39	2.38	2.41	2.45

Loans and leases: (3)
Commercial:
Commercial and industrial	3.75	3.83	3.88	3.90	3.99
Commercial real estate:
Construction	3.93	4.05	4.13	3.84	3.66
Commercial	4.13	4.00	4.20	3.85	3.93

Commercial real estate	4.09	4.01	4.19	3.85	3.89

Total commercial	3.83	3.87	3.96	3.89	3.97

Consumer:
Automobile	3.96	4.28	4.52	4.87	4.68
Home equity	4.16	4.20	4.24	4.27	4.30
Residential mortgage	3.82	3.97	4.07	4.02	4.14
Other consumer	6.66	7.05	7.16	7.16	7.42

Total consumer	4.07	4.22	4.33	4.40	4.43

Total loans and leases	3.95	4.03	4.13	4.12	4.18

Total earning assets	3.68%	3.75%	3.80%	3.79%	3.89%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.04	0.05	0.07	0.07

Total demand deposits	0.01	0.01	0.02	0.02	0.02
Money market deposits	0.24	0.23	0.27	0.33	0.30
Savings and other domestic deposits	0.27	0.30	0.33	0.37	0.39
Core certificates of deposit	1.13	1.19	1.21	1.25	1.38

Total core deposits	0.34	0.37	0.41	0.47	0.50
Other domestic time deposits of $250,000 or more	0.50	0.52	0.61	0.68	0.66
Brokered deposits and negotiable CDs	0.62	0.67	0.71	0.71	0.75
Deposits in foreign offices	0.14	0.17	0.18	0.18	0.19

Total deposits	0.36	0.38	0.42	0.48	0.51
Short-term borrowings	0.10	0.12	0.14	0.16	0.16
Federal Home Loan Bank advances	0.14	0.18	1.20	0.50	0.21
Subordinated notes and other long-term debt	2.35	2.54	2.55	2.91	2.83

Total interest-bearing liabilities	0.42%	0.45%	0.50%	0.58%	0.63%

Net interest rate spread	3.26%	3.30%	3.30%	3.21%	3.26%
Impact of noninterest-bearing funds on margin	0.12	0.12	0.15	0.17	0.16

Net interest margin	3.38%	3.42%	3.45%	3.38%	3.42%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 6—Average Loans/Leases and Deposits

	Second Quarter		First Quarter	2Q13 vs 2Q12		2Q13 vs 1Q13
(dollar amounts in millions)	2013	2012	2013	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$17,033	$16,094	$16,954	$939	6%	$79	—%
Commercial real estate	5,015	6,075	5,292	(1,060)	(17)	(277)	(5)

Total commercial	22,048	22,169	22,246	(121)	(1)	(198)	(1)
Automobile	5,283	4,985	4,833	298	6	450	9
Home equity	8,263	8,310	8,395	(47)	(1)	(132)	(2)
Residential mortgage	5,225	5,253	4,978	(28)	(1)	247	5
Other loans	461	462	412	(1)	(0)	49	12

Total consumer	19,232	19,010	18,618	222	1	614	3

Total loans and leases	$41,280	$41,179	$40,864	$101	—%	$416	1%

Deposits:
Demand deposits—noninterest-bearing	$12,879	$12,064	$12,165	$815	7%	$714	6%
Demand deposits—interest-bearing	5,927	5,939	5,977	(12)	(0)	(50)	(1)

Total demand deposits	18,806	18,003	18,142	803	4	664	4
Money market deposits	15,069	13,182	15,045	1,887	14	24	—
Savings and other domestic time deposits	5,115	4,978	5,083	137	3	32	1
Core certificates of deposit	4,778	6,618	5,346	(1,840)	(28)	(568)	(11)

Total core deposits	43,768	42,781	43,616	987	2	152	—
Other deposits	2,419	2,076	2,397	343	17	22	1

Total deposits	$46,187	$44,857	$46,013	$1,330	3%	$174	—%

2013 Second Quarter versus 2012 Second Quarter

Fully-taxable equivalent net interest income decreased $3.2 million, or 1%, from the year-ago quarter. This reflected a 4 basis point decrease in the FTE net interest margin, partially offset by a $0.1 billion, or less than 1%, increase in average total earning assets. The primary items impacting the decrease in the net interest margin were:

•	21 basis point negative impact from the mix and yield of earning assets primarily reflecting a decrease in consumer loan yields.

Partially offset by:

•	16 basis point positive impact from the mix and yield of deposits reflecting the strategic focus on changing the funding sources to no-cost demand deposits and low cost money market deposits.

The $0.1 billion, or less than 1%, increase in average total loans and leases primarily reflected:

•

$0.9 billion, or 6%, growth in average C&I loans. This reflected the continued growth across most business lines, with particularly strong growth in the healthcare vertical, dealer floorplan, and equipment finance.

•

$0.3 billion, or 6%, increase in average automobile loans. In addition, $0.3 billion of automobile loans were transferred from held for sale to automobile loans and leases on June 30, as there are no securitizations expected for the remainder of 2013. This transfer had a minimal impact on average balances.

Partially offset by:

•

$1.1 billion, or 17%, decrease in average commercial real estate (CRE) loans. This reflected continued runoff of the noncore portfolio and managed reduction of the core portfolios as acceptable returns for new core origination were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

The $1.0 billion, or 3%, decrease in average interest-bearing liabilities from the year-ago quarter reflected:

•

$1.5 billion, or 36%, decrease in subordinated notes and other short and long-term debt including the repayment of $0.6 billion of TLGP related debt and the redemption of $0.2 billion of trust preferred securities in 2012 second half.

•	$1.8 billion, or 28%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and low cost money markets deposits.

Partially offset by:

•	$1.9 billion, or 14%, increase in money market deposits reflecting the strategic focus on increased share of wallet and customer preference for increased liquidity.

2013 Second Quarter versus 2013 First Quarter

Fully-taxable equivalent net interest income increased $1.4 million, or less than 1%, from the last quarter reflecting a $0.2 billion increase in average earnings assets as well as an additional day in the quarter, partially offset by a 4 basis point decrease in net interest margin. The primary items affecting the net interest margin were:

•	7 basis point negative impact from the mix and yield of earning assets.

Partially offset by:

•	2 basis point positive impact from the mix and yield of deposits.

The $0.4 billion, or 1%, increase in average total loans and leases from the 2013 first quarter reflected:

•	$0.5 billion, or 9%, increase in automobile loans.

•	$0.2 billion, or 5%, increase in residential mortgage loans.

Partially offset by:

•	$0.3 billion, or 5%, decrease in commercial real estate loans.

The $0.6 billion, or 2%, decrease in average interest-bearing liabilities from the 2013 first quarter reflected:

•	$0.6 billion, or 11%, decrease in core certificates of deposits.

Table 7—Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2013	2012	Amount	Percent	2013	2012
Assets:
Interest-bearing deposits in banks	$78	$112	$(34)	(30)%	0.22%	0.19%
Loans held for sale	694	837	(143)	(17)	3.35	3.71
Securities:
Available-for-sale and other securities:
Taxable	6,845	8,228	(1,383)	(17)	2.30	2.36
Tax-exempt	570	396	174	44	3.95	4.20

Total available-for-sale and other securities	7,415	8,624	(1,209)	(14)	3.95	4.20
Trading account securities	85	52	33	63	0.55	1.65
Held-to-maturity securities—taxable	1,714	622	1,092	176	2.29	2.98

Total securities	9,214	9,298	(84)	(1)	2.38	2.47

Loans and leases: (3)
Commercial:
Commercial and industrial	16,994	15,458	1,536	10	3.79	4.00
Commercial real estate:
Construction	592	591	1	—	3.99	3.76
Commercial	4,561	5,373	(812)	(15)	4.06	3.88

Commercial real estate	5,153	5,964	(811)	(14)	4.06	3.87

Total commercial	22,147	21,422	725	3	3.85	3.96

Consumer:
Automobile	5,058	4,781	277	6	4.11	4.77
Home equity	8,277	8,272	5	—	4.17	4.30
Residential mortgage	5,102	5,214	(112)	(2)	3.89	4.15
Other consumer	488	473	15	3	6.76	7.44

Total consumer	18,925	18,740	185	1	4.15	4.46

Total loans and leases	41,072	40,162	910	2	3.99	4.20

Allowance for loan and lease losses	(758)	(934)	176	(19)

Net loans and leases	40,314	39,228	1,086	3

Total earning assets	51,058	50,409	649	1	3.71%	3.90%

Cash and due from banks	922	970	(48)	(5)
Intangible assets	567	611	(44)	(7)
All other assets	4,020	4,191	(171)	(4)

Total assets	$55,809	$55,247	$562	1%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$12,524	$11,668	$856	7%	—%	—%
Demand deposits–interest-bearing	5,952	5,792	160	3	0.04	0.06

Total demand deposits	18,476	17,460	1,016	6	0.01	0.02
Money market deposits	15,057	13,162	1,895	14	0.23	0.28
Savings and other domestic deposits	5,099	4,898	201	4	0.29	0.42
Core certificates of deposit	5,060	6,564	(1,504)	(23)	1.16	1.49

Total core deposits	43,692	42,084	1,608	4	0.36	0.52
Other domestic time deposits of $250,000 or more	342	323	19	6	0.51	0.67
Brokered deposits and negotiable CDs	1,738	1,361	377	28	0.65	0.77
Deposits in foreign offices	328	393	(65)	(17)	0.15	0.19

Total deposits	46,100	44,161	1,939	4	0.37	0.53
Short-term borrowings	732	1,451	(719)	(50)	0.11	0.16
Federal Home Loan Bank advances	722	523	199	38	0.16	0.21
Subordinated notes and other long-term debt	1,320	2,452	(1,132)	(46)	2.45	2.78

Total interest-bearing liabilities	36,350	36,919	(569)	(2)	0.44	0.66

All other liabilities	1,074	1,105	(31)	(3)
Shareholders’ equity	5,861	5,555	306	6

Total liabilities and shareholders’ equity	$55,809	$55,247	$562	1%

Net interest rate spread					3.28	3.24
Impact of noninterest-bearing funds on margin					0.12	0.17

Net interest margin					3.40%	3.41%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2013 First Six Months versus 2012 First Six Months

Fully-taxable equivalent net interest income for the first six-month period of 2013 increased $5.8 million, or less than 1%, from the comparable year-ago period. This reflected the benefit of a $0.6 billion, or 1%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.40% from 3.41%. The increase in average earning assets reflected:

•	$0.9 billion, or 2%, increase in average total loans and leases.

The following table details the change in our reported loans and deposits:

Table 8—Average Loans/Leases and Deposits— 2013 First Six Months vs. 2012 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in millions)	2013 (1)	2012	Amount	Percent
Loans/Leases:
Commercial and industrial	$16,994	$15,458	$1,536	10%
Commercial real estate	5,153	5,964	(811)	(14)

Total commercial	22,147	21,422	725	3
Automobile	5,058	4,781	277	6
Home equity	8,277	8,272	5	—
Residential mortgage	5,102	5,214	(112)	(2)
Other consumer	488	473	15	3

Total consumer	18,925	18,740	185	1

Total loans and leases	$41,072	$40,162	$910	2%

Deposits:
Demand deposits—noninterest-bearing	$12,524	$11,668	$856	7%
Demand deposits—interest-bearing	5,952	5,792	160	3

Total demand deposits	18,476	17,460	1,016	6
Money market deposits	15,057	13,162	1,895	14
Savings and other domestic deposits	5,099	4,898	201	4
Core certificates of deposit	5,060	6,564	(1,504)	(23)

Total core deposits	43,692	42,084	1,608	4
Other deposits	2,408	2,077	331	16

Total deposits	$46,100	$44,161	$1,939	4%

(1)	The acquisition of Fidelity Bank on March 30, 2012, contributed to the increase in average loans and deposits.

The $0.9 billion, or 2%, increase in average total loans and leases primarily reflected:

•

$1.5 billion, or 10%, increase in the average C&I portfolio, primarily reflecting a combination of factors, including growth across multiple business lines including healthcare vertical, dealer floorplan, and equipment finance.

•

$0.3 billion, or 6%, increase in the average automobile portfolio. While having a minimal impact on average balances, $0.3 billion of automobile loans were transferred from held for sale to automobile loan and leases on June 30, 2013, as there are no securitizations expected for the remainder of 2013.

Partially offset by:

•

$0.8 billion, or 14%, decline in the average CRE loans. This reflected continued runoff of the noncore and core portfolios as we balanced acceptable returns for new core origination against internal concentration limits and increased competition, particularly pricing, for high quality developers and projects.

The $1.9 billion, or 4%, increase in average total deposits reflected:

•	$1.9 billion, or 14%, increase in money market deposits.

•	$1.0 billion, or 6%, increase in total demand deposits.

Partially offset by:

•	$1.5 billion, or 23%, decline in core certificates of deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2013 second quarter declined $4.9 million, or 16%, from the prior quarter and declined $11.8 million, or 32%, from the year-ago quarter. The provision for credit losses for the first six-month period of 2013 declined $16.6 million, or 23%, compared with the first six-month period of 2012. The current quarter’s provision for credit losses was $10.1 million less than total NCOs, and the provision for credit losses for the first six-month period of 2013 was $32.2 million less than total NCOs for the same period. (See Credit Quality discussion). Given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

(This section should be read in conjunction with Significant Item 2.)

The following table reflects noninterest income for each of the past five quarters:

Table 9—Noninterest Income

	2013		2012			2Q13 vs 2Q12		2Q13 vs 1Q13
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$68,009	$60,883	$68,083	$67,806	$65,998	$2,011	3%	$7,126	12%
Mortgage banking income	33,659	45,248	61,711	44,614	38,349	(4,690)	(12)	(11,589)	(26)
Trust services	30,666	31,160	31,388	29,689	29,914	752	3	(494)	(2)
Electronic banking	23,345	20,713	21,011	22,135	20,514	2,831	14	2,632	13
Brokerage income	19,546	17,995	17,415	16,526	19,025	521	3	1,551	9
Insurance income	17,187	19,252	17,268	17,792	17,384	(197)	(1)	(2,065)	(11)
Gain on sale of loans	3,348	2,616	20,690	6,591	4,131	(783)	(19)	732	28
Bank owned life insurance income	15,421	13,442	13,767	14,371	13,967	1,454	10	1,979	15
Capital markets fees	12,229	7,834	12,694	11,596	13,260	(1,031)	(8)	4,395	56
Securities gains (losses)	(410)	(509)	863	4,169	350	(760)	(217)	99	(19)
Other income	25,655	33,575	32,761	25,778	30,927	(5,272)	(17)	(7,920)	(24)

Total noninterest income	$248,655	$252,209	$297,651	$261,067	$253,819	$(5,164)	(2)%	$(3,554)	(1)%

2013 Second Quarter versus 2012 Second Quarter

The $5.2 million, or 2%, decrease in total noninterest income from the year-ago quarter reflected:

•	$5.3 million, or 17%, decrease in other noninterest income including a $4.3 million reduction in gains on the sale of Low Income Housing Tax Credit investments.

•

$4.7 million, or 12%, decrease in mortgage banking income as the benefit of net mortgage servicing rights decreased by $2.5 million while origination and secondary marketing income declined $2.3 million primarily due to lower spreads.

Partially offset by:

•	$2.8 million, or 14%, increase in electronic banking.

•	$1.5 million, or 10%, increase in bank owned life insurance income.

2013 Second Quarter versus 2013 First Quarter

The $3.6 million, or 1%, decrease in total noninterest income from the prior quarter reflected:

•	$11.6 million, or 26%, decrease in mortgage banking income as the benefit of net mortgage servicing rights decreased by $11.6 million.

•	$7.9 million, or 24%, decrease in other noninterest income as the prior quarter included a $7.6 million gain on the sale of Low Income Housing Tax Credit investments.

Partially offset by:

•	$7.1 million, or 12%, increase in service charges on deposit accounts which reflect yearly seasonality trends in customer activity and an 8% annualized growth in consumer checking households.

•	$4.4 million, or 56%, increase in capital markets activity.

•	$2.6 million, or 13%, increase in electronic banking.

2013 First Six Months versus 2012 First Six Months

Noninterest income for the first six-month period of 2013 decreased $38.3 million, or 7%, from the comparable year-ago period.

Table 10—Noninterest Income—2013 First Six Months vs. 2012 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Service charges on deposit accounts	$128,892	$126,290	$2,602	2%
Mortgage banking income	78,907	84,767	(5,860)	(7)
Trust services	61,826	60,820	1,006	2
Electronic banking	44,058	39,144	4,914	13
Brokerage income	37,541	38,285	(744)	(2)
Insurance income	36,439	36,259	180	—
Gain on sale of loans	5,964	30,901	(24,937)	(81)
Bank owned life insurance income	28,863	27,904	959	3
Capital markets fees	20,063	23,056	(2,993)	(13)
Securities gains (losses)	(919)	(263)	(656)	N.M.
Other income	59,230	71,976	(12,746)	(18)

Total noninterest income	$500,864	$539,139	$(38,275)	(7)%

The $38.3 million, or 7%, decrease in total noninterest income reflected:

•	$24.9 million, or 81%, decrease in gain on sale of loans, primarily related to the year-ago period’s automobile loan securitization.

•

$12.7 million, or 18%, decrease in other noninterest income, primarily related to prior year’s $11.4 million bargain purchase gain from the FDIC-assisted Fidelity Bank acquisition and due to auto operating lease portfolio run off.

•	$5.9 million, or 7%, decrease in mortgage banking income. This primarily reflected a $6.2 million decrease in origination and secondary marketing income.

Partially offset by:

•	$4.9 million, or 13%, increase in electronic banking income, primarily reflecting the seasonality and increase in debit card usage.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1.)

The following table reflects noninterest expense for each of the past five quarters:

Table 11—Noninterest Expense

	2013		2012			2Q13 vs 2Q12		2Q13 vs 1Q13
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Personnel costs	$263,862	$258,895	$253,952	$247,709	$243,034	$20,828	9%	$4,967	2%
Outside data processing and other services	49,898	49,265	48,699	50,396	48,568	1,330	3	633	1
Net occupancy	27,656	30,114	29,008	27,599	25,474	2,182	9	(2,458)	(8)
Equipment	24,947	24,880	26,580	25,950	24,872	75	—	67	—
Deposit and other insurance expense	13,460	15,490	16,327	15,534	15,731	(2,271)	(14)	(2,030)	(13)
Professional services	9,341	7,192	22,514	17,510	15,037	(5,696)	(38)	2,149	30
Marketing	14,239	10,971	16,456	16,842	17,396	(3,157)	(18)	3,268	30
Amortization of intangibles	10,362	10,320	11,647	11,431	11,940	(1,578)	(13)	42	—
OREO and foreclosure expense	(271)	2,666	4,233	4,982	4,106	(4,377)	(107)	(2,937)	(110)
Loss (Gain) on early extinguishment of debt	—	—	—	1,782	(2,580)	2,580	(100)	—	—
Other expense	32,371	33,000	41,212	38,568	40,691	(8,320)	(20)	(629)	(2)

Total noninterest expense	$445,865	$442,793	$470,628	$458,303	$444,269	$1,596	—%	$3,072	1%

Number of employees (full-time equivalent), at period-end	12,155	12,052	11,806	11,731	11,417	738	6	103	1
2013 Second Quarter versus 2012 Second Quarter

The $1.6 million, or less than 1%, increase in total noninterest expense from the year-ago quarter reflected:

•

$20.8 million, or 9%, increase in personnel costs, reflecting increased salaries and benefits and a 6% increase in the number of full-time equivalent employees, primarily reflecting growth in the in-store initiative and mortgage business.

Partially offset by:

•	$8.3 million, or 20%, decrease in other expense, reflecting lower representations and warranties-related expenses and lower litigation expense.

•	$5.7 million, or 38%, decrease in professional services, reflecting a decrease in legal and outside consultant expenses.

•	$4.4 million, or 107%, decline in OREO and foreclosure expense, as there were net recoveries of $0.3 million during the 2013 second quarter.

•	$3.2 million, or 18%, decrease in marketing, primarily reflecting the refinement of targeted marketing programs and reduced promotional offers.

2013 Second Quarter versus 2013 First Quarter

The $3.1 million, or 1%, increase in total noninterest expense from the prior quarter reflected:

•	$5.0 million, or 2%, increase in personnel costs reflecting higher commission expense.

•	$3.3 million, or 30%, seasonal increase in marketing.

Partially offset by:

•	$2.9 million, or 110%, decrease in OREO and foreclosure.

•	$2.0 million, or 13%, decrease in deposit and other insurance expense.

2013 First Six Months versus 2012 First Six Months

Noninterest expense for the first six-month period of 2013 decreased $18.3 million, or 2%, from the comparable year-ago period.

Table 12—Noninterest Expense—2013 First Six Months vs. 2012 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Personnel costs	$522,757	$486,532	$36,225	7%
Outside data processing and other services	99,163	91,160	8,003	9
Net occupancy	57,770	54,553	3,217	6
Equipment	49,827	50,417	(590)	(1)
Deposit and other insurance expense	28,950	36,469	(7,519)	(21)
Professional services	16,533	25,734	(9,201)	(36)
Marketing	25,210	30,965	(5,755)	(19)
Amortization of intangibles	20,682	23,471	(2,789)	(12)
OREO and foreclosure expense	2,395	9,056	(6,661)	(74)
Gain on early extinguishment of debt	—	(2,580)	2,580	N.M.
Other expense	65,371	101,168	(35,797)	(35)

Total noninterest expense	$888,658	$906,945	$(18,287)	(2)%

Number of employees (full-time equivalent), at period-end	12,155	11,417	738	6%

The $18.3 million, or 2%, decrease in total noninterest expense reflected:

•

$35.8 million, or 35%, decrease in other expense, primarily reflecting a decrease in operating lease expense as the automobile lease portfolio continues to run off and is expected to be essentially zero by the end of the year and the decrease in the provision for mortgage representations and warranties. The year-ago period’s included a $23.5 million addition to litigation reserves.

•	$9.2 million, or 36%, decrease in professional services.

•	$7.5 million, or 21%, decrease in deposit and other insurance, reflecting lower insurance premiums.

Partially offset by:

•	$36.2 million, or 7%, increase in personnel costs, primarily reflecting an increase in bonuses, commissions, and full-time equivalent employees, as well as increased salaries and benefits.

•	$8.0 million, or 9%, increase in outside data processing and other services primarily related to continued IT infrastructure investments.

Provision for Income Taxes

The provision for income taxes in the 2013 second quarter was $52.4 million and $49.3 million in the 2012 second quarter. The provision for income taxes for the six month periods ended June 30, 2013 and June 30, 2012 was $104.6 million and $101.5 million, respectively. Both quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At June 30, 2013, we had a net federal deferred tax asset of $159.0 million and a net state deferred tax asset of $39.7 million. At December 31, 2012, we had a net federal deferred tax asset of $171.4 million and a net state deferred tax asset of $32.4 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the net deferred tax asset at June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, there was no disallowed deferred tax asset for regulatory capital purposes.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006, 2007, 2008 and 2009 tax returns. We believe the tax positions taken related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, we entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our available-for-sale and other investment and held-to-maturity securities portfolios (see Note 4 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.

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

Loan and Lease Credit Exposure Mix

At June 30, 2013, loans and leases totaled $41.7 billion, representing a $1.0 billion, or 2%, increase compared to $40.7 billion at December 31, 2012, primarily reflecting growth in the automobile portfolio, partially offset by a decline in the CRE portfolio. The automobile portfolio increase reflected a continued strong level of high quality originations.

At June 30, 2013, commercial loans and leases totaled $22.0 billion and represented 52% of our total loan and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography, and is comprised of the following (see Commercial Credit discussion):

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

Total consumer loans and leases were $19.7 billion at June 30, 2013 and represented 48% of our total loan and lease credit exposure. The consumer portfolio is primarily comprised of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. No state outside of our primary banking markets represented more than 5% of our total automobile portfolio at June 30, 2013.

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

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans.

The table below provides the composition of our total loan and lease portfolio:

Table 13—Loan and Lease Portfolio Composition

	2013				2012
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial:(1)
Commercial and industrial	$17,113	41%	$17,267	42%	$16,971	42%	$16,478	41%	$16,322	41%
Commercial real estate:
Construction	607	1	574	1	648	2	541	1	591	1
Commercial	4,286	10	4,485	11	4,751	12	4,956	12	5,317	13

Total commercial real estate	4,893	11	5,059	12	5,399	14	5,497	13	5,908	14

Total commercial	22,006	52	22,326	54	22,370	56	21,975	54	22,230	55

Consumer:
Automobile	5,810	14	5,036	12	4,634	11	4,276	11	3,808	10
Home equity	8,369	20	8,474	21	8,335	20	8,381	21	8,344	21
Residential mortgage	5,168	12	5,051	12	4,970	12	5,192	13	5,123	13
Other consumer	387	2	397	1	419	1	436	1	454	1

Total consumer	19,734	48	18,958	46	18,358	44	18,285	46	17,729	45

Total loans and leases	$41,740	100%	$41,284	100%	$40,728	100%	$40,260	100%	$39,959	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. We designate specific loan types, collateral types, and loan structures as part of our credit concentration policy. C&I lending by segment, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and unsecured lending represent examples of specifically tracked components of our concentration management process. Our concentration management process is approved by our Risk Oversight Committee and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 14—Loan and Lease Portfolio by Collateral Type

	2013				2012
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Secured loans:
Real estate—commercial	$8,749	21%	$9,041	22%	$9,128	22%	$9,278	23%	$9,398	23%
Real estate—consumer	13,537	32	13,525	33	13,305	33	13,573	33	13,467	33
Vehicles	7,763	19	6,924	17	6,659	16	6,096	15	5,650	14
Receivables/Inventory	5,260	13	5,383	13	5,178	13	5,046	13	5,026	13
Machinery/Equipment	2,831	7	2,815	7	2,749	7	2,639	7	2,759	7
Securities/Deposits	924	2	840	2	826	2	717	2	789	2
Other	1,020	2	1,014	2	1,090	3	1,110	3	1,043	3

Total secured loans and leases	40,084	96	39,542	96	38,935	96	38,459	96	38,132	95
Unsecured loans and leases	1,656	4	1,742	4	1,793	4	1,801	4	1,827	5

Total loans and leases	$41,740	100%	$41,284	100%	$40,728	100%	$40,260	100%	$39,959	100%

Commercial Credit

Refer to the “Commercial Credit” section of our 2012 Form 10-K for our commercial credit underwriting and on-going credit management processes.

C&I PORTFOLIO

The C&I portfolio continues to have strong origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio continues to improve as we maintain focus on high quality originations. Problem loans have trended downward, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. Nevertheless, we continue to proactively identify borrowers that may be facing financial difficulty to assess all potential solutions.

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

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generated an acceptable return on capital or demonstrates the prospect of becoming one. The core CRE portfolio was $3.7 billion at June 30, 2013, representing 76% of total CRE loans. The performance of the core portfolio has met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 15—Commercial Real Estate—Core vs. Noncore Portfolios

	June 30, 2013
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,704	$32	$86	2.32%	3.16%	$38
Noncore—SAD (2)	487	116	119	24.44	38.97	54
Noncore—Other	702	8	55	7.83	8.87	2

Total noncore	1,189	124	174	14.63	22.70	56

Total commercial real estate	$4,893	$156	$260	5.31%	8.24%	$94

	December 31, 2012
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,937	$21	$100	2.54%	3.06%	$41
Noncore—SAD (2)	597	145	129	21.61	36.93	82
Noncore—Other	865	18	61	7.05	8.95	4

Total noncore	1,462	163	190	13.00	21.72	86

Total commercial real estate	$5,399	$184	$290	5.37%	8.49%	$127

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at June 30, 2013, declined $0.5 billion, or 9%, compared with December 31, 2012. The decline in the noncore segment primarily reflected amortization and payoffs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a materially lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. The decline in the core segment primarily reflected continued payoffs, partially offset by originations. We continue to support our core developer customers as appropriate. However, new core originations are balanced against internal concentration limits and increased competition, particularly pricing, for high quality developers and projects.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At June 30, 2013, the ACL related to the noncore portfolio was 14.63%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 38.97% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

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

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standard while expanding the portfolio. We have developed and implemented a loan securitization strategy to ensure we remain within our established portfolio concentration limits. During the 2013 second quarter, $0.3 billion was transferred from loans held for sale to the automobile portfolio based on our intent and ability to hold these loans for the foreseeable future.

During the 2013 second quarter, we expanded further into New England by entering into the Connecticut market. Consistent with our expansion process, the Connecticut market is managed by seasoned professionals with local market knowledge.

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

Table 16—Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	06/30/13	12/31/12	06/30/13	12/31/12	06/30/13	12/31/12
Ending balance	$4,641	$4,380	$3,728	$3,955	$5,168	$4,970
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	76%	76%
Portfolio weighted average FICO score(2)	759	755	746	741	740	738

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Originations	$952	$886	$210	$302	$816	$532
Origination weighted average LTV ratio(1)	67%	72%	81%	82%	78%	84%
Origination weighted average FICO score(2)	781	771	756	759	759	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. The proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At June 30, 2013, 55% of our total home equity portfolio was secured by first-lien mortgages. The first-lien position, combined with continued high average FICO scores, significantly reduces the PD associated with these loans.

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

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 17—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	June 30, 2013
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$49	$58	$6	$—	$2,245	$2,358
Secured by junior-lien	268	270	156	136	2,310	3,140

Total home equity line-of-credit	$317	$328	$162	$136	$4,555	$5,498

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

Residential Mortgages Portfolio

At June 30, 2013, 46% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years and then adjust annually. At June 30, 2013, ARM loans that were expected to have rates reset through 2015 totaled $1.4 billion. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the six-month period ended June 30, 2013, we closed $360 million in HARP residential mortgages and $5 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

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

Credit quality performance in the 2013 second quarter reflected overall continued improvement. Our overall credit quality performance is returning to normalized, pre-recession levels. NALs and NCOs declined 4% and 33%, respectively, compared to the prior quarter. Commercial criticized and commercial classified loans also declined, reflecting the continued improvement in the commercial portfolio. The ACL to total loans ratio declined to 1.86% and our ACL coverage ratios remained at appropriate levels. Our ACL as a percentage of NALs remained strong at 214%. The improvement in the NCO rate was centered in the CRE and home equity portfolios. The remaining portfolios were relatively consistent compared to the prior quarter.

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

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 18—Nonaccrual Loans and Leases and Nonperforming Assets

	2013		2012
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Nonaccrual loans and leases:
Commercial and industrial	$80,037	$80,928	$90,705	$109,452	$133,678
Commercial real estate	93,643	110,803	127,128	148,986	219,417
Automobile	7,743	6,770	7,823	11,814	—
Residential mortgage	122,040	118,405	122,452	123,140	75,048
Home equity	60,083	63,405	59,525	51,654	46,023

Total nonaccrual loans and leases(1)	363,546	380,311	407,633	445,046	474,166
Other real estate owned, net
Residential	17,353	19,538	21,378	23,640	21,499
Commercial	3,713	5,601	6,719	30,566	17,109

Total other real estate owned, net	21,066	25,139	28,097	54,206	38,608
Other nonperforming assets(2)	12,087	10,045	10,045	10,476	10,476

Total nonperforming assets	$396,699	$415,495	$445,775	$509,728	$523,250

Nonaccrual loans as a % of total loans and leases	0.87%	0.92%	1.00%	1.11%	1.19%
Nonperforming assets ratio(3)	0.95	1.01	1.09	1.26	1.31
(NPA+90days)/(Loan+OREO)(4)	1.38	1.48	1.59	1.75	1.76

(1)	Nonaccrual loans and leases related to Chapter 7 bankruptcy loans were $59.6 million, $59.9 million, $60.1 million, and $63.0 million at June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(2)	Other nonperforming assets includes certain impaired investment securities.
(3)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(4)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

The $18.8 million, or 5%, decline in NPAs compared with March 31, 2013, primarily reflected:

•

$17.2 million, or 15%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD. Although we anticipate some degree of quarter-to-quarter volatility in our NAL levels, we expect that the overall trend will continue to be lower.

•	$4.1 million, or 16%, decline in net OREO properties, primarily reflecting strong sale activity.

•

$3.3 million, or 5%, decrease in home equity NALs, despite significantly lower NCOs. We continue to work with troubled borrowers to take advantage of the current low interest-rate environment and the recent stabilization of home prices. The NAL balances have been written down to collateral value, less anticipated selling costs. This substantially limits any significant future risk of additional loss on these loans and makes a modification more likely for borrowers with consistent cash flow.

Partially offset by:

•

$3.6 million, or 3%, increase in residential mortgage NALs, primarily associated with a small number of larger problem loans. The NAL balances have been written down to collateral value, less anticipated selling costs. This substantially limits any significant future risk of additional loss on these loans.

Compared with December 31, 2012, NPAs decreased $49.1 million, or 11%, primarily reflecting:

•

$33.5 million, or 26%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD. Although we anticipate some degree of quarter-to-quarter volatility in our NAL levels, we expect that the overall trend will continue to be lower.

•

$10.7 million, or 12%, decline in C&I NALs, reflecting problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our SAD. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•	$7.0 million, or 25%, decrease in OREO, primarily reflecting strong sale activity.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 19—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2013			2012
(dollar amounts in thousands)	June 30,	March 31,		December 31,	September 30,	June 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$94,583	$90,642		$76,586	$55,809	$57,008
Commercial real estate	184,372	192,167		208,901	222,155	202,190
Automobile	32,768	34,379		35,784	33,719	34,460
Home equity	135,759	162,087	(1)	110,581	92,763	66,997
Residential mortgage	293,933	288,041		290,011	280,890	298,967
Other consumer	3,383	2,514		2,544	2,644	3,038

Total troubled debt restructured loans—accruing	744,798	769,830		724,407	687,980	662,660
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	14,541	14,970		19,268	28,859	35,535
Commercial real estate	26,118	26,588		32,548	20,284	55,022
Automobile	7,743	6,770		7,823	11,814	—
Home equity	10,227	11,235		6,951	7,756	374
Residential mortgage	80,563	84,317		84,515	83,163	28,332
Other consumer	—	—		113	113	113

Total troubled debt restructured loans—nonaccruing	139,192	143,880		151,218	151,989	119,376

Total troubled debt restructured loans	$883,990	$913,710		$875,625	$839,969	$782,036

(1)	Included $43,068 thousand incorrectly reflected as TDRs in the 2013 first quarter.

The increase in the accruing TDR home equity portfolio from the 2012 second quarter is primarily related to the refinancing of certain maturing lines-of-credit structured as a 10-year draw period with a balloon payment to a new loan with a 20-year amortization period. Based on the borrower’s financial condition, we believe the new 20-year amortizing loan would not have been available to the borrower through normal channels or other sources. As such, we view this as a concession and have designated the new loan as a TDR.

Our strategy is to structure commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically a more aggressive strategy is put in place. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new legal agreement, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

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

Loans are not automatically considered to be accruing TDRs upon the granting of a new concession. If the loan is in accruing status and no loss is expected based on the modified terms, the modified TDR remains in accruing status. For loans that are on nonaccrual status before the modification, collection of both principal and interest must not be in doubt, and the borrower must be able to exhibit sufficient cash flows for a six-month period of time to service the debt in order to return to accruing status. This six-month period could extend before or after the restructure date.

The following table reflects TDR activity for each of the past five quarters:

Table 20—Troubled Debt Restructured Loan Activity

	2013			2012
(dollar amounts in thousands)	Second		First	Fourth	Third	Second
TDRs, beginning of period	$913,710		$875,625	$839,968	$782,035	$776,065
New TDRs	115,955		164,407 (2)	169,850	196,707	94,631
Payments	(39,818)		(44,183)	(61,491)	(51,125)	(38,299)
Charge-offs	(8,083)		(5,395)	(16,985)	(22,537)	(16,551)
Sales	(2,738)		(4,814)	(2,933)	(3,978)	(1,840)
Transfer to OREO	(2,453)		(1,124)	(3,403)	(15,974)	(860)
Restructured TDRs—accruing(1)	(46,987)		(53,936)	(40,682)	(30,439)	(20,135)
Restructured TDRs—nonaccruing(1)	(2,520)		(10,674)	(7,138)	(14,721)	(10,833)
Other	(43,076	)(2)	(6,196)	(1,561)	—	(143)

TDRs, end of period	$883,990		$913,710	$875,625	$839,968	$782,035

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.
(2)	Included a $43,068 thousand reduction of home equity TDRs incorrectly reflected as new TDRs in the 2013 first quarter.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2013 second quarter was $24.7 million, compared with $29.6 million in the prior quarter and $36.5 million in the year-ago quarter. The provision for credit losses during the six-month period ended June 30, 2013 was $54.3 million, compared with $70.9 million in the comparable year-ago period. (See Provision for Credit Losses discussion).

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 21—Allocation of Allowance for Credit Losses (1)

	2013				2012
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial
Commercial and industrial	$233,679	41%	$238,098	42%	$241,051	42%	$257,081	41%	$280,548	41%
Commercial real estate	255,849	11	267,436	12	285,369	14	280,376	13	305,391	14

Total commercial	489,528	52	505,534	54	526,420	56	537,457	54	585,939	55

Consumer
Automobile	39,990	14	35,973	12	34,979	11	33,281	11	30,217	10
Home equity	115,626	20	115,858	21	118,764	20	122,605	21	135,562	21
Residential mortgage	63,802	12	63,062	12	61,658	12	67,220	13	78,015	13
Other consumer	24,130	2	26,342	1	27,254	1	28,579	1	29,913	1

Total consumer	243,548	48	241,235	46	242,655	44	251,685	46	273,707	45

Total allowance for loan and lease losses	733,076	100%	746,769	100%	769,075	100%	789,142	100%	859,646	100%

Allowance for unfunded loan commitments	44,223		40,855		40,651		53,563		50,978

Total allowance for credit losses	$777,299		$787,624		$809,726		$842,705		$910,624

Total allowance for loan and leases losses as % of:
Total loans and leases		1.76%		1.81%		1.89%		1.96%		2.15%
Nonaccrual loans and leases		202		196		189		177		181
Nonperforming assets		185		180		173		155		164
Total allowance for credit losses as % of:
Total loans and leases		1.86%		1.91%		1.99%		2.09%		2.28%
Nonaccrual loans and leases		214		207		199		189		192
Nonperforming assets		196		190		182		165		174

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The reduction in the ALLL compared with both March 31, 2013 and December 31, 2012, primarily reflected a decline in the CRE portfolio. This decline reflected improvements in the level of Criticized and Classified loans. The consumer portfolio ALLL increased slightly reflecting an increase in the automobile portfolio due entirely to increased ending balances. The underlying asset quality in the automobile portfolio remained strong. This increase was mostly offset by declines in the home equity and other consumer portfolios reflecting improving credit quality.

The ACL to total loans declined to 1.86% at June 30, 2013, compared to 1.99% at December 31, 2012. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. Recently, real estate values have begun to slowly rise from their 2011 levels. Industry indices, as well as our own view of our primary markets, indicate home prices continued to slowly increase across our primary markets. In aggregate, the housing markets in our footprint states have continued to mirror the national recovery trend.

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

The following table reflects NCO detail for each of the last five quarters:

Table 22—Quarterly Net Charge-off Analysis

	2013		2012
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$1,586	$3,317	$7,052	$13,023	$15,678
Commercial real estate:
Construction	1,079	(798)	11,038	(280)	(1,531)
Commercial	1,305	13,575	10,333	17,654	30,709

Commercial real estate	2,384	12,777	21,371	17,374	29,178

Total commercial	3,970	16,094	28,423	30,397	44,856

Consumer:
Automobile	1,463	2,594	1,896	4,019	449
Home equity	14,654	19,983	25,013	46,592	21,045
Residential mortgage	8,620	6,148	9,687	16,880	10,786
Other consumer	6,083	6,868	5,111	7,207	7,109

Total consumer	30,820	35,593	41,707	74,698	39,389

Total net charge-offs	$34,790	$51,687	$70,130	$105,095	$84,245

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.04%	0.08%	0.17%	0.32%	0.39%
Commercial real estate:
Construction	0.74	(0.53)	7.67	(0.20)	(1.05)
Commercial	0.12	1.16	0.84	1.37	2.24

Commercial real estate	0.19	0.97	1.56	1.21	1.92

Total commercial	0.07	0.29	0.52	0.55	0.81

Consumer:
Automobile	0.11	0.21	0.17	0.40	0.04
Home equity	0.71	0.95	1.20	2.23	1.01
Residential mortgage	0.66	0.49	0.75	1.30	0.82
Other consumer	5.29	6.67	4.74	6.49	6.15

Total consumer	0.64	0.76	0.91	1.65	0.83

Net charge-offs as a % of average loans	0.34%	0.51%	0.69%	1.05%	0.82%

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

Our overall NCOs are returning to pre-recession levels, however, we anticipate NCO levels for both the residential mortgage and home equity portfolios will remain at elevated levels in the near future. The home equity portfolio will continue to be impacted by borrowers that are seeking to refinance, but are in a negative equity position because of the junior-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a junior-lien loan is not likely to cause borrowers to lose their home.

All residential mortgage loans greater than 150-days past due are charged-down to the estimated value of the collateral, less anticipated selling costs. The remaining balance is in delinquent status until a modification can be completed, or the loan goes through the foreclosure process. For the home equity portfolio, virtually all of the defaults represent full charge-offs, as there is no remaining equity, creating a lower delinquency rate but a higher NCO impact.

2013 Second Quarter versus 2013 First Quarter

C&I NCOs decreased $1.7 million, or 52%, primarily reflecting higher recoveries from prior charge-offs. Current quarter NCOs did not represent any specific concentration in either geography or project type. Given the relatively low absolute level of NCOs in this portfolio, some degree of volatility on a quarter-to-quarter basis is expected.

CRE NCOs decreased $10.4 million, or 81%, reflecting significant recoveries in the current quarter, as well as lower charge-off activity. As with the C&I portfolio, given the low absolute level of NCOs in the portfolio, some degree of volatility on a quarter-to-quarter basis is expected.

Automobile NCOs decreased $1.1 million, or 44%, consistent with our expectations for the portfolio. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used automobiles. We anticipate continued strength in the used automobile market for the remainder of 2013.

Residential mortgage NCOs increased $2.5 million, or 40%, reflecting large dollar NCO activity on a small number of loans. We do not believe the increase to be a reversal of the positive trends experienced in the portfolio over the past year. As the absolute level of NCOs continues to decline, the portfolio will be subject to some degree of volatility on a quarter-to-quarter basis.

Home equity NCOs decreased $5.3 million, or 27%, primarily reflecting improved delinquencies and the continued migration toward higher quality borrowers and improved loan structures. Additionally, the continued improvement in the underlying mortgage market and rising home prices had a positive impact.

The table below reflects NCO activity for the first six-month periods ended June 30, 2013 and 2012:

Table 23—Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$4,903	$44,173
Commercial real estate:
Construction	281	(2,717)
Commercial	14,880	42,401

Commercial real estate	15,161	39,684

Total commercial	20,064	83,857

Consumer:
Automobile	4,057	3,527
Home equity	34,637	44,774
Residential mortgage	14,768	21,356
Other consumer	12,951	13,723

Total consumer	66,413	83,380

Total net charge-offs	$86,477	$167,237

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.06%	0.57%
Commercial real estate:
Construction	0.09	(0.92)
Commercial	0.65	1.58

Commercial real estate	0.59	1.33

Total commercial	0.18	0.78

Consumer:
Automobile	0.16	0.15
Home equity	0.84	1.08
Residential mortgage	0.58	0.82
Other consumer	5.31	5.80

Total consumer	0.70	0.89

Net charge-offs as a % of average loans	0.42%	0.83%

2013 First Six Months versus 2012 First Six Months

C&I NCOs decreased $39.3 million, or 89%, primarily reflecting credit quality improvement in the underlying portfolio, as well as our on-going proactive credit management practices. Also, the first six-month period of 2013 reflected higher recoveries from prior charge-offs.

CRE NCOs decreased $24.5 million, or 62%, reflecting significant recoveries during the first six-month period of 2013. This performance is consistent with our expectations for the portfolio, as some degree of quarterly volatility is expected given the low absolute levels of NCOs in the portfolio. There was no concentration in either geography or project type, and the NCOs were generally associated with small relationships.

Automobile NCOs increased $0.5 million, or 15%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs decreased $10.1 million, or 23%, primarily reflecting improved delinquency rates and fewer significant dollar size losses compared to the year-ago period. The performance of the portfolio is consistent with our expectations.

Residential mortgage NCOs declined $6.6 million, or 31%, and reflected improvement in the overall economy compared to the year-ago period.

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

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is calculated and reported to the ALCO monthly and ROC at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

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

The ISE analysis used in the following table reflects the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of June 30, 2013:

Table 24—Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

June 30, 2013	-0.5	1.7	3.1

The ISE at risk reported at June 30, 2013, shows that Huntington is asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that more assets (primarily LIBOR-indexed loans to customers) than liabilities (primarily non-maturity deposits) will reprice over the modeled one-year period. Compared to recent periods, the ISE results for June 30, 2013 reflect higher market rates. The primary impact of higher rates is to slow prepayments on mortgage-related assets, which extends their lives. The impact to ISE from recent higher rate movement has been minimal due to short term rates remaining relatively unchanged. This impact notwithstanding, these results are very similar to those at year-end 2012.

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

The results for the +100 and +200 basis point ramps also confirm the asset sensitive nature of the portfolio. In both the +100 and +200 basis point ramps, interest income for total loans (37.0% and 37.9%, respectively) increases faster than interest expense for interest bearing deposits (33.6% and 35.5%, respectively). Additionally, while this analysis reflects that total interest-sensitive income reprices slower than total interest-sensitive expense for both +100 and +200 basis point ramps, it does not include the impact of non-interest-sensitive items, like demand deposits and equity, that will enhance asset sensitivity. The -25 basis point parallel ramp also confirms the asset sensitive position as the interest income for total loans (-9.6%), decreases faster than the interest expense of deposits (-7.5%).

Table 25—Interest Income/Expense Sensitivity

	Percent of Total Earning Assets (1)	Percent Change in Interest Income/Expense For a Given Change in Interest Rates Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-25	+100	+200

Total loans	81%	-9.6%	37.0%	37.9%
Total investments and other earning assets	19	-3.8	26.1	18.6
Total interest-sensitive income		-8.4	34.5	34.0

Total interest-bearing deposits	64	-7.5	33.6	35.5
Total borrowings	5	-9.1	54.3	54.7
Total interest-sensitive expense		-7.6	35.3	36.1

(1)	At June 30, 2013

The EVE analysis measures the market value of assets minus the market value of liabilities, and the change in this equity value as rates change. Management focuses on the -25, +100, and +200 basis point shock scenarios.

The EVE analysis used in the following table reflects the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The table below shows the results of the scenario as of June 30, 2013:

Table 26—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

June 30, 2013	0.9	-4.9	-10.6

The EVE at risk reported at June 30, 2013 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase) since the amount and duration of the assets are longer than the amount and duration of liabilities. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Compared to recent periods, the EVE results for June 30, 2013 reflect higher market rates. The primary impact of higher rates is to slow prepayments on mortgage-related assets, which extends their lives. As a result of this extension, and the decline in the value of fixed income securities as rates rise, these EVE results show more liability sensitivity than those at December 31, 2012.

The following table details the economic value sensitivity to changes in market interest rates at June 30, 2013 for loans, investments, deposits, and borrowings. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. The analysis reflects that, in a sharply higher rate scenario, total tangible assets are more sensitive than total tangible liabilities. Investments and other earning assets contribute to this sensitivity, largely due to fixed rate securities investments.

Table 27—Economic Value Sensitivity

	Percent of Total Net Tangible Assets (1)	Percent Change in Economic Value For a Given Change in Interest Rates Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-25	+100	+200

Total loans	75%	0.4%	-1.7%	-3.4%
Total investments and other earning assets	17	0.9	-4.0	-8.0
Total net tangible assets (2)		0.5	-2.1	-4.1

Total deposits	83	-0.4	1.7	3.2
Total borrowings	5	-0.1	0.4	0.8
Total net tangible liabilities (3)		-0.4	1.6	3.0

(1)	At June 30, 2013.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At June 30, 2013 we had a total of $155.5 million of capitalized MSRs representing the right to service $15.2 billion in mortgage loans. Of this $155.5 million, $37.5 million was recorded using the fair value method and $118.0 million was recorded using the amortization method.

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

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to us, such as war, terrorism, or financial institution market specific issues. In addition, the mix and maturity structure of Huntington’s balance sheet, the amount of on-hand cash and unencumbered securities, and the availability of contingent sources of funding can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.

The overall objective of liquidity risk management is to ensure that we can obtain cost-effective funding to meet current and future obligations, and can maintain sufficient levels of on-hand liquidity, under both normal business-as-usual and unanticipated stressed circumstances. The ALCO was appointed by the ROC to oversee liquidity risk management and the establishment of liquidity risk policies and limits. Contingency funding plans are in place, which measure forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages. Liquidity risk is reviewed monthly for the Bank and the parent company, as well as its subsidiaries. In addition, liquidity working groups meet regularly to identify and monitor liquidity positions, provide policy guidance, review funding strategies, and oversee the adherence to, and maintenance of, the contingency funding plans.

Investment securities portfolio

The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 4 and Note 5 of the Unaudited Notes to Condensed Consolidated Financial Statements. Particularly regarding the MBS and ABS, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 28—Expected life of investment securities

	June 30, 2013
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$383,136	$385,591	$—	$—
1 - 5 years	3,986,629	4,050,384	407,561	408,431
6 - 10 years	1,791,179	1,758,362	1,548,533	1,540,435
Over 10 years	375,618	286,303	216,135	217,883
Other securities	334,568	335,018	—	—

Total	$6,871,130	$6,815,658	$2,172,229	$2,166,749

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2013, these core deposits funded 78% of total assets (105% of total loans). At June 30, 2013 and December 31, 2012, total core deposits represented 95% of total deposits.

Core deposits are comprised of interest-bearing and noninterest-bearing demand deposits, money market deposits, savings and other domestic deposits, consumer certificates of deposit both over and under $250,000, and nonconsumer certificates of deposit less than $250,000. Noncore deposits consist of brokered money market deposits and certificates of deposit, foreign time deposits, and other domestic deposits of $250,000 or more comprised primarily of public fund certificates of deposit greater than $250,000.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $0.9 billion from December 31, 2012, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $17.7 million and $17.2 million at June 30, 2013 and December 31, 2012, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.0 billion and $1.9 billion at June 30, 2013 and December 31, 2012, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 29—Deposit Composition

	2013				2012
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Demand deposits—noninterest-bearing	$13,491	29%	$12,757	27%	$12,600	27%	$12,680	27%	$12,324	27%
Demand deposits—interest-bearing	5,977	13	6,135	13	6,218	13	5,909	13	6,060	13
Money market deposits	15,131	33	15,165	32	14,691	32	14,926	32	13,756	30
Savings and other domestic deposits	5,054	11	5,174	11	5,002	11	4,949	11	4,961	11
Core certificates of deposit	4,353	9	5,170	11	5,516	12	5,817	12	6,508	14

Total core deposits	44,006	95	44,401	94	44,027	95	44,281	95	43,609	95
Other domestic deposits of $250,000 or more	283	1	355	1	354	1	352	1	260	1
Brokered deposits and negotiable CDs	1,695	4	1,807	4	1,594	3	1,795	4	1,888	4
Deposits in foreign offices	347	—	304	1	278	1	313	—	319	—

Total deposits	$46,331	100%	$46,867	100%	$46,253	100%	$46,741	100%	$46,076	100%

Total core deposits:
Commercial	$18,922	43%	$18,502	42%	$18,358	42%	$19,207	43%	$18,324	42%
Consumer	25,084	57	25,899	58	25,669	58	25,074	57	25,285	58

Total core deposits	$44,006	100%	$44,401	100%	$44,027	100%	$44,281	100%	$43,609	100%

Table 30—Federal Funds Purchased and Repurchase Agreements

	2013		2012
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$627	$725	$576	$1,249	$1,191
Other short-term borrowings	3	8	14	11	15
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.09%	0.09%	0.15%	0.14%	0.19%
Other short-term borrowings	3.63	2.50	1.98	1.99	1.57
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$757	$781	$1,166	$1,464	$1,286
Other short-term borrowings	10	9	26	16	26
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$693	$752	$996	$1,315	$1,365
Other short-term borrowings	9	10	16	15	26
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.08%	0.10%	0.12%	0.15%	0.15%
Other short-term borrowings	1.91	2.13	1.52	1.67	0.92

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At June 30, 2013, total wholesale funding was $5.2 billion, unchanged from $5.2 billion at December 31, 2012.

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

Table 31—Federal Reserve and FHLB Borrowing Capacity

	June 30,	December 31,
(dollar amounts in billions)	2013	2012
Loans and securities pledged:
Federal Reserve Bank	$10.5	$10.2
FHLB	8.3	8.2

Total loans and securities pledged	$18.8	$18.4

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$10.7	$10.3

At June 30, 2013, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At June 30, 2013 and December 31, 2012, the parent company had $0.9 billion, respectively, in cash and cash equivalents.

On July 18, 2013, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.05 per common share. The dividend is payable on October 1, 2013, to shareholders of record on September 17, 2013. Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $41.5 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at June 30, 2013, without regulatory approval due to the deficit position of its undivided profits. We do not anticipate that the Bank will need to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy cash demands for the next 18 months.

Basel III includes short-term liquidity (Liquidity Coverage Ratio) and long-term funding (Net Stable Funding Ratio) standards. The Liquidity Coverage Ratio, or LCR, is designed to ensure that banking organizations maintain an adequate level of cash, or assets that can readily be converted to cash, to meet potential short-term liquidity needs. The Net Stable Funding Ratio is designed to promote a stable maturity structure of assets and liabilities of banking organizations over a one-year time horizon. These requirements are subject to change by our banking regulators.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. At June 30, 2013, we had $457.7 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $457.7 million are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At June 30, 2013 and December 31, 2012, we had commitments to sell residential real estate loans of $745.4 million and $849.8 million, respectively. These contracts mature in less than one year.

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

The table below reflects activity in the representations and warranties reserve:

Table 32—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2013		2012
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Reserve for representations and warranties, beginning of period	$28,932	$28,588	$27,468	$26,298	$24,802
Reserve charges	(1,531)	(2,470)	(3,062)	(2,833)	(2,677)
Provision for representations and warranties	638	2,814	4,182	4,003	4,173

Reserve for representations and warranties, end of period	$28,039	$28,932	$28,588	$27,468	$26,298

Table 33—Mortgage Loan Repurchase Statistics

	2013		2012
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Number of loans sold	5,747	5,798	7,696	6,093	5,935
Amount of loans sold (UPB)	$921,458	$846,419	$1,124,286	$992,310	$890,592
Number of loans repurchased (1)	32	46	79	44	55
Amount of loans repurchased (UPB) (1)	$2,969	$5,874	$9,563	$5,721	$8,998
Number of claims received	71	146	166	139	227
Successful dispute rate (2)	45%	62%	45%	44%	48%
Number of make whole payments (3)	19	29	48	39	47
Amount of make whole payments (3)	$1,304	$2,274	$2,876	$2,815	$2,130

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Regulatory Capital

Basel III and the Dodd-Frank Act

On July 2, 2013, the FRB voted to adopt final Basel III Capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4 percent for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015 and will be fully phased-in on January 1, 2019.

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

We have evaluated the impact of the Basel III final rule on our regulatory capital ratios and estimate a reduction of approximately 60 basis points to our Basel I Tier I Common risk-based capital ratio based on our June 30, 2013 balance sheet composition. This estimate is based on management’s current understanding, expectation, and understanding of the final U.S. Basel III rules. We anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum requirements. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

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

Beginning with our Capital Plan submission in January 2014, we will be subject to the FRB’s CCAR process. One of the primary additional elements of CCAR will be supervisory stress tests conducted by the FRB under different hypothetical macro-economic scenarios in addition to the stress tests routinely conducted by management. After completing its review, the FRB may object or not object to our proposed capital actions, such as plans to pay or increase common stock dividends or increase common stock repurchase programs. Beginning with our January 2014 submission, we will also be subject to the OCC’s Annual Stress Test at the bank-level. The OCC stipulated that it will consult closely with the FRB to provide common stress scenarios which can be used at both the depository institution and bank holding company levels.

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

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. At June 30, 2013, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

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

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 34—Capital Adequacy

	2013		2012
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,398	$5,481	$5,404	$5,422	$5,263
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	5,784	5,867	5,790	5,808	5,649
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(114)	(124)	(132)	(144)	(159)
Other intangible assets deferred tax liability (1)	40	43	46	50	56

Total tangible equity (2)	5,266	5,342	5,260	5,270	5,102
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$4,880	$4,956	$4,874	$4,884	$4,716

Total assets	$56,114	$56,055	$56,153	$56,443	$56,623
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(114)	(124)	(132)	(144)	(159)
Other intangible assets deferred tax liability (1)	40	43	46	50	56

Total tangible assets (2)	$55,596	$55,530	$55,623	$55,905	$56,076

Tier 1 capital	$5,885	$5,829	$5,741	$5,720	$5,714
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(299)	(299)	(299)	(335)	(449)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$5,150	$5,094	$5,006	$4,949	$4,829

Risk-weighted assets (RWA)	$48,080	$47,937	$47,773	$48,147	$47,890

Tier 1 common equity / RWA ratio (2)	10.71%	10.62%	10.48%	10.28%	10.08%
Tangible equity / tangible asset ratio (2)	9.47	9.62	9.46	9.43	9.10
Tangible common equity / tangible asset ratio (2)	8.78	8.92	8.76	8.74	8.41
Tangible common equity / RWA ratio (2)	10.15	10.34	10.20	10.14	9.85

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

Our Tier 1 common equity risk-based ratio improved 23 basis points to 10.71% at June 30, 2013, compared with 10.48% at December 31, 2012. This increase primarily reflected the increase in retained earnings, partially offset by the repurchase of 14.7 million common shares and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 35—Regulatory Capital Data

		2013		2012
(dollar amounts in millions)		June 30,	March 31,	December 31,	September 30,	June 30,
Total risk-weighted assets	Consolidated	$48,080	$47,937	$47,773	$48,147	$47,890
	Bank	48,026	47,842	47,676	48,033	47,786
Tier 1 risk-based capital	Consolidated	5,885	5,829	5,741	5,720	5,714
	Bank	5,343	5,162	5,003	4,818	4,636
Tier 2 risk-based capital	Consolidated	1,120	1,144	1,187	1,192	1,190
	Bank	819	947	1,091	1,196	1,294
Total risk-based capital	Consolidated	7,005	6,973	6,928	6,912	6,904
	Bank	6,162	6,109	6,094	6,014	5,930
Tier 1 leverage ratio	Consolidated	10.64%	10.57%	10.36%	10.29%	10.34%
	Bank	9.68	9.38	9.05	8.68	8.42
Tier 1 risk-based capital ratio	Consolidated	12.24	12.16	12.02	11.88	11.93
	Bank	11.13	10.79	10.49	10.03	9.70
Total risk-based capital ratio	Consolidated	14.57	14.55	14.50	14.36	14.42
	Bank	12.83	12.77	12.78	12.52	12.41

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2012, primarily reflected an increase in retained earnings, partially offset by the repurchase of 14.7 million common shares and the impacts related to the payments of dividends.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $5.8 billion at June 30, 2013, and was essentially unchanged when compared with December 31, 2012.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On July 18, 2013, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on October 1, 2013. Also, cash dividends of $0.05 and $0.04 per common share were declared on April 17, 2013 and January 17, 2013, respectively. Our 2013 capital plan to the FRB (see Capital Planning section above) included quarterly common dividends of $0.05 per common share through the 2014 first quarter.

On July 18, 2013, our board of directors declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on October 15, 2013. Also, cash dividends of $21.25 per share were declared on April 17, 2013 and January 17, 2013.

On July 18, 2013, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.42 per share. The dividend is payable on October 15, 2013. Also, cash dividends of $7.44 and $7.51 per share were declared on April 17, 2013 and January 17, 2013, respectively.

Share Repurchases

From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan.

Our board of directors has authorized a share repurchase program consistent with our capital plan of the potential repurchase of up to $227.0 million of common stock. During the three-month period ended June 30, 2013, we repurchased 10.0 million common shares at a weighted average share price of $7.50. During the six-month period ended June 30, 2013, we repurchased 14.7  million common shares at a weighted average share price of $7.36.

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

We use the checking account since it typically represents the primary banking relationship product. We count additional products by type, not number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing four or more services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services. Since we have made significant strides toward having the vast majority of our customer with 4+ products, this quarter we have changed our measurement to 6+ products. We are holding ourselves to a higher performance standard.

The following table presents consumer checking account household OCR metrics:

Table 36—Consumer Checking Household OCR Cross-sell Report

	2013		2012
	Second	First	Fourth	Third	Second
Number of households	1,291,177	1,265,086	1,228,812	1,203,508	1,167,413
Product Penetration by Number of Services (1)
1 Service	3.3%	2.7%	3.1%	4.3%	3.6%
2-3 Services	19.9	17.3	18.6	19.8	20.4
4-5 Services	30.1	29.3	31.1	31.3	32.3
6+ Services	46.7	50.7	47.2	44.6	43.7
Total revenue (in millions)	$239.1	$239.4	$251.2	$246.0	$249.7

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

Our emphasis on cross-sell, coupled with customers increasingly being attracted by our “Fair Play” banking philosophy with benefits such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect as the number of households increased by 5% from the end of last year. The percent of consumer households with 4-5 products at the end of the 2013 second quarter was 30.1%, down slightly from the end of last year resulting from our periodic review of consumer products and services definitions. The percent of consumer households with 6 or more products at the end of the 2013 second quarter was 46.7%, down from 50.7% at March 31, 2013 and down slightly from the end of last year. This decline was due to the updated products and services definitions. Total consumer checking account household revenue in the 2013 second quarter was $239.1 million, down less than 1%, from the 2013 first quarter, primarily related to typical seasonality and the February 2013 implementation of a new posting order for consumer transaction accounts. Total consumer checking account household revenue was down $10.6 million, or 4%, from the year-ago quarter, primarily due to the new posting order for consumer transaction accounts.

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

The following table presents commercial relationship OCR metrics:

Table 37—Commercial Relationship OCR Cross-sell Report

	2013		2012
	Second	First	Fourth	Third	Second
Commercial Relationships (1)	158,010	155,584	151,083	149,333	147,190
Product Penetration by Number of Services (2)
1 Service	22.8%	23.7%	24.6%	25.9%	26.5%
2-3 Services	40.9	40.2	40.4	40.6	40.9
4+ Services	36.3	36.1	35.0	33.5	32.6
Total revenue (in millions)	$178.6	$175.1	$189.8	$175.7	$189.2

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing 4 or more products at the end of 2013 second quarter was 36.3%, up from 35.0% from the end of last year. For the first six-month period of 2013, commercial relationships grew 5%. Total commercial relationship revenue in the 2013 second quarter was $178.6 million, up $3.5 million, 2%, from the 2013 first quarter, and down $10.6 million, 6% from the year-ago quarter. This was due to lower commercial customer transaction volumes.

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

The $37.6 million, or 93.7%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above; partially offset by an increase in personnel costs.

Net Income by Business Segment

We reported net income of $302.4 million during the first six-month period of 2013. This compared with net income of $306.0 million during the first six-month period of 2012. The segregation of net income by business segment for the first six-month period of 2013 and 2012 is presented in the following table:

Table 38—Net Income by Business Segment

	Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012
Retail and Business Banking	$38,562	$58,376
Regional and Commercial Banking	66,331	41,832
AFCRE	84,865	124,753
WGH	35,051	40,947
Treasury/Other	77,622	40,068

Total net income	$302,431	$305,976

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first six-month period of 2013 and 2012 is presented in the following table:

Table 39—Average Loans/Leases and Deposits by Business Segment

	Six Months Ended June 30, 2013
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,414	$10,638	$2,291	$596	$55	$16,994
Commercial real estate	419	366	4,159	209	—	5,153

Total commercial	3,833	11,004	6,450	805	55	22,147
Automobile	—	—	5,061	—	(3)	5,058
Home equity	7,498	7	1	854	(83)	8,277
Residential mortgage	1,073	7	—	4,091	(69)	5,102
Other consumer	286	4	58	24	116	488

Total consumer	8,857	18	5,120	4,969	(39)	18,925

Total loans and leases	$12,690	$11,022	$11,570	$5,774	$16	$41,072

Average Deposits
Demand deposits—noninterest-bearing	$5,230	$3,219	$554	$3,230	$291	$12,524
Demand deposits—interest-bearing	4,761	92	50	1,042	7	5,952
Money market deposits	8,332	2,022	252	4,442	9	15,057
Savings and other domestic deposits	4,923	15	12	150	(1)	5,099
Core certificates of deposit	4,956	22	2	75	5	5,060

Total core deposits	28,202	5,370	870	8,939	311	43,692
Other deposits	135	216	68	832	1,157	2,408

Total deposits	$28,337	$5,586	$938	$9,771	$1,468	$46,100

	Six months ended June 30, 2012
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,272	$9,315	$2,005	$781	$85	$15,458
Commercial real estate	613	388	4,800	168	(5)	5,964

Total commercial	3,885	9,703	6,805	949	80	21,422
Automobile	—	—	4,780	—	1	4,781
Home equity	7,420	25	1	814	12	8,272
Residential mortgage	1,039	8	—	4,162	5	5,214
Other consumer	362	5	94	40	(28)	473

Total consumer	8,821	38	4,875	5,016	(10)	18,740

Total loans and leases	$12,706	$9,741	$11,680	$5,965	$70	$40,162

Average Deposits
Demand deposits—noninterest-bearing	$4,538	$2,735	$474	$3,698	$223	$11,668
Demand deposits—interest-bearing	4,616	99	49	1,023	5	5,792
Money market deposits	7,405	1,613	236	3,907	1	13,162
Savings and other domestic deposits	4,716	14	16	154	(2)	4,898
Core certificates of deposit	6,419	25	2	111	7	6,564

Total core deposits	27,694	4,486	777	8,893	234	42,084
Other deposits	172	237	57	726	885	2,077

Total deposits	$27,866	$4,723	$834	$9,619	$1,119	$44,161

Retail and Business Banking

Table 40—Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$409,809	$442,946	$(33,137)	(7)%
Provision for credit losses	58,017	64,886	(6,869)	(11)
Noninterest income	184,578	186,995	(2,417)	(1)
Noninterest expense	477,044	475,246	1,798	—
Provision for income taxes	20,764	31,433	(10,669)	(34)

Net income	$38,562	$58,376	$(19,814)	(34)%

Number of employees (full-time equivalent)	5,311	5,572	(261)	(5)%
Total average assets (in millions)	$14,411	$14,259	$152	1
Total average loans/leases (in millions)	12,690	12,706	(16)	—
Total average deposits (in millions)	28,337	27,866	471	2
Net interest margin	2.94%	3.20%	(0.26)%	(8)
NCOs	$61,583	$76,139	$(14,556)	(19)
NCOs as a % of average loans and leases	0.97%	1.20%	(0.23)%	(19)
Return on average common equity	5.5	8.3	(2.8)	(34)

2013 First Six Months vs. 2012 First Six Months

Retail and Business Banking reported net income of $38.6 million in the first six-month period of 2013. This was a decrease of $19.8 million, or 34%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•

26 basis points decrease in the net interest margin. This decrease was mainly due to a 29 basis point decrease in deposit spreads that resulted from a reduction in the funds transfer prices rates assigned to those deposits.

Partially offset by:

•	$0.5 billion, or 2%, increase in total average deposits.

•	7 basis points increase in loan spreads, driven by a reduction in funds transfer price assigned to loans.

The decrease in total average loans and leases from the year-ago period reflected:

•	$52 million, or 1.3%, decrease in the commercial portfolio, which was primarily driven by increased payoff activity from the acquired Fidelity portfolio.

Partially offset by:

•	$36 million, or 0.4%, increase in consumer loans which reflected growth in residential mortgages and consumer first-lien refinance loans.

The increase in total average deposits from the year-ago period reflected:

•	$0.9 billion, or 13%, increase in money market deposits.

•	$0.8 billion, or 9%, increase in demand deposits.

Partially offset by:

•	$1.5 billion, or 23%, decrease in core certificate of deposits, which reflected continued focus on product mix in reducing the overall cost of deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 23 basis point reduction in NCOs and a $5 million decline in NALs.

The decrease in noninterest income from the year-ago period reflected:

•	$7.7 million decline related to miscellaneous other fee income items, primarily due to the change in posting order.

•	$2.1 million, or 26%, decrease in gain on sale of loans.

•	$1.6 million, or 33%, decrease in SBA servicing fees.

Partially offset by:

•	$4.9 million, or 13%, increase in electronic banking income, due to strong consumer household growth combined with a 16% increase in consumer debit card spending.

•	$4.7 million, or 5%, increase in deposit service charge income due to strong household and account growth.

The increase in noninterest expense from the year-ago period reflected:

•	$12.6 million increase in expenses related to expansion of our Giant Eagle and Meijer in-stores branch network.

Partially offset by:

•	$10.5 million, or 6%, decrease in expenses related to our traditional branches.

Regional and Commercial Banking

Table 41—Key Performance Indicators for Regional and Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$137,344	$132,121	$5,223	4%
Provision (reduction in allowance) for credit losses	(7,627)	37,609	(45,236)	(120)
Noninterest income	64,231	67,403	(3,172)	(5)
Noninterest expense	107,154	97,558	9,596	10
Provision for income taxes	35,717	22,525	13,192	59

Net income	$66,331	$41,832	$24,499	59%

Number of employees (full-time equivalent)	746	687	59	9%
Total average assets (in millions)	$11,837	$10,630	$1,207	11
Total average loans/leases (in millions)	11,022	9,741	1,281	13
Total average deposits (in millions)	5,586	4,723	863	18
Net interest margin	2.62%	2.81%	(0.19)%	(7)
NCOs	$(3,144)	$19,086	$(22,230)	(116)
NCOs as a % of average loans and leases	(0.06)%	0.39%	(0.45)%	(115)
Return on average common equity	13.3	9.9	3.4	34

2013 First Six Months vs. 2012 First Six Months

Regional and Commercial Banking reported net income of $66.3 million in the first six-month period of 2013. This was an increase of $24.5 million, or 59%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.3 billion, or 13%, increase in total average loans and leases.

•	$0.9 billion, or 18%, increase in average total deposits.

Partially offset by:

•

19 basis point decrease in the net interest margin due to compressed deposit margins resulting from declining rates and reduced FTP rates, partially offset by a small increase on the commercial loan spread.

The increase in total average loans and leases from the year-ago period reflected:

•

$0.5 billion, or 27%, increase in the equipment finance portfolio average balance, which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance, and syndications.

•

$0.4 billion, or 37%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•

$0.3 billion, or 6%, increase in the general middle market portfolio average balance primarily in our major metro markets overcoming a $0.3 billion or 8% reduction in the funded balances of lines of credit due to a reduction in the average utilization rate.

•	$0.2 billion, or 10%, increase in the large corporate portfolio average balance due to establishing relationships with targeted prospects within our footprint.

Partially offset by:

•	$0.2 billion, or 42%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$0.9 billion, or 20%, increase in core deposits, which primarily reflected a $0.5 billion increase in noninterest-bearing demand deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.7 billion of the balance growth, while large corporate accounts contributed $0.2 billion.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 45 basis point reduction in NCOs and a $42 million decline in NALs.

The decrease in noninterest income from the year-ago period reflected:

•

$2.2 million, or 10%, decrease in capital markets related income attributed to a $3.4 million, or 30%, decrease in sales of customer interest rate protection products, partially offset by a $0.8 million or 17% increase in foreign exchange revenue and a $0.2 million or 3% increase in institutional brokerage income.

•	$2.4 million, or 12%, decrease in deposit service charge income and other Treasury Management related revenue reflecting the impact of earnings credits by our customers.

•	$1.4 million, or 48%, decrease in syndications revenue attributed to a lengthening of the sales cycle.

Partially offset by:

•	$2.8 million increase related to miscellaneous other fee income items.

The increase in noninterest expense from the year-ago period reflected:

•

$8.0 million, or 16%, increase in personnel costs, primarily reflecting a 9% increase in FTE. This increase in personnel is attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$2.9 million, or 26%, increase in allocated overhead.

•

$1.6 million, or 40%, increase in outside data processing and other services, primarily attributed to Treasury Management products and services, such as the new Commercial Card product implemented in 2013.

Partially offset by:

•

$1.9 million, or 31%, decrease in credit quality related expenses reflecting the continued improvement in the commercial loan portfolio as evidenced by a 42% reduction in the average balance of the SAD portfolio compared to the year ago period.

•	$1.0 million decrease related to miscellaneous other expense items, stemming from improved credit quality in the commercial loan portfolio.

Automobile Finance and Commercial Real Estate

Table 42—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$175,731	$177,192	$(1,461)	(1)%
Provision (reduction in allowance) for credit losses	(12,802)	(47,082)	(34,280)	(73)
Noninterest income	16,246	45,018	(28,772)	(64)
Noninterest expense	74,217	77,365	(3,148)	(4)
Provision for income taxes	45,697	67,174	(21,477)	(32)

Net income	$84,865	$124,753	$(39,888)	(32)%

Number of employees (full-time equivalent)	271	271	—	—%
Total average assets (in millions)	$12,269	$12,482	$(213)	(2)
Total average loans/leases (in millions)	11,570	11,680	(110)	(1)
Total average deposits (in millions)	939	834	105	13
Net interest margin	2.87%	2.82%	0.05%	2
NCOs	$16,261	$52,637	$(36,376)	(69)
NCOs as a % of average loans and leases	0.28%	0.90%	(0.62)%	(69)
Return on average common equity	31.6	41.6	(10.0)	(24)

2013 First Six Months vs. 2012 First Six Months

AFCRE reported net income of $84.9 million in the first six-month period of 2013. This was a decrease of $39.9 million, or 32%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year ago period reflected:

•

$0.1 billion, or 1%, decrease in average loans reflecting a $0.6 billion, or 13%, decrease in commercial real estate loans offset by a $0.3 billion, or 6%, increase in indirect automobile loans and a $0.3 billion, or 21%, increase in automobile floor plan loans.

•	$0.2 billion, or 40%, decrease in average loans held for sale related to automobile loan securitization activities.

Partially offset by:

•

5 basis point increase in the net interest margin. This increase primarily reflected purchase accounting adjustments related to certain acquired commercial and commercial real estate loan portfolios, as well as the continuation of our risk-based pricing strategies in the CRE portfolio and maintaining our pricing discipline on indirect auto loan originations.

The reduction in allowance for credit losses from the year-ago period reflected:

•	A reduction in the levels of reserve releases associated with declines in non-performing loans. During the first six month period of 2013, NALs declined by $127 million.

The decrease in noninterest income from the year-ago period reflected:

•	$23.0 million, or 100%, decrease in gain on sale of loans resulting from the $23.0 million gain on securitization and sale of $1.3 billion of indirect auto loans in the 2012 first quarter.

•	$5.0 million, or 75%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$3.8 million, or 76%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

Wealth Advisors, Government Finance, and Home Lending

Table 43—Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$86,299	$95,215	$(8,916)	(9)%
Provision for credit losses	16,726	15,512	1,214	8
Noninterest income	170,705	168,231	2,474	1
Noninterest expense	186,353	184,939	1,414	1
Provision for income taxes	18,874	22,048	(3,174)	(14)

Net income	$35,051	$40,947	$(5,896)	(14)%

Number of employees (full-time equivalent)	2,164	2,042	122	6%
Total average assets (in millions)	$7,434	$7,547	$(113)	(1)
Total average loans/leases (in millions)	5,774	5,965	(191)	(3)
Total average deposits (in millions)	9,771	9,619	152	2
Net interest margin	1.75%	1.88%	(0.13)%	(7)
NCOs	$14,618	$23,335	$(8,717)	(37)
NCOs as a % of average loans and leases	0.51%	0.78%	(0.27)%	(35)
Return on average common equity	9.8	11.0	(1.2)	(11)
Mortgage banking origination volume (in millions)	$2,401	$2,448	$(47)	(2)
Noninterest income shared with other business segments(1)	20,669	24,400	(3,731)	(15)
Total assets under management (in billions)—eop	16.8	15.0	1.8	12
Total trust assets (in billions)—eop	78.4	63.5	14.9	23

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2013 First Six Months vs. 2012 First Six Months

WGH reported net income of $35.1 million in the first six-month period of 2013. This was an decrease of $5.9 million, or 14%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	13 basis point decrease in the net interest margin, primarily due to compressed deposit margins resulting from declining rates and reduced FTP rates.

•	$0.2 billion, or 3%, decrease in average total loans and leases.

Partially offset by:

•	$0.2 billion, or 2%, increase in average total deposits.

The increase in provision for credit losses reflected:

•	$7.7 million, or 108% increase in total delinquencies.

•	$4.9 million, or 122% increase in classified assets, which includes a small number of large balance loans.

Partially offset by:

•	$8.7 million, or 37% decline in NCOs.

The increase in noninterest income from the year-ago period reflected:

•	$4.7 million, or 71%, increase in other income, primarily due to a gain on sale of certain Low Income Housing Tax Credit investments.

•	$1.6 million, or 7%, increase in brokerage income.

Partially offset by:

•	$5.1 million, or 7%, decrease in mortgage banking income due to a higher percentage of mortgages retained on the balance sheet and the narrower spread on production.

The increase in noninterest expense from the year-ago period reflected:

•	$3.3 million, or 3%, increase in personnel costs, which reflected higher sales commissions.

•	$0.8 million, or 2%, increase in other expenses, primarily due to loan system conversion costs and an increase in allocated overhead expense.

Partially offset by:

•	$1.3 million, or 8%, decrease in outside data processing and other services expense.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions, including impacts from the implementation of the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the Consolidated and Further Continuing Appropriations Act of 2013, as well as the continuing economic uncertainty in the US, the European Union, and other areas; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, and CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2012 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.

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

Because there are no standardized definitions for these non-regulatory capital ratios, the Company’s calculation methods may differ from those used by other financial services companies. Also, there may be limits in the usefulness of these measures to investors. As a result, the Company encourages readers to consider the consolidated financial statements and other financial information contained in this Form 10-Q in their entirety, and not to rely on any single financial measure. Basel III Tier 1 common capital ratio estimates are based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules adopted by the Federal Reserve Board and released on July 2, 2013.

Risk Factors

Information on risk is discussed in the Risk Factors section included in Item 1A of our 2012 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our 2012 Form 10-K, as supplemented by this report, lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2013	2012
(dollar amounts in thousands, except number of shares)	June 30,	December 31,
Assets
Cash and due from banks	$993,906	$1,262,806
Interest-bearing deposits in banks	76,715	70,921
Trading account securities	80,927	91,205
Loans held for sale (includes $418,386 and $452,949 respectively, measured at fair value) (1)	458,275	764,309
Available-for-sale and other securities	6,815,658	7,566,175
Held-to-maturity securities	2,172,229	1,743,876
Loans and leases (includes $91,140 and $142,762 respectively, measured at fair value) (2)	41,739,847	40,728,425
Allowance for loan and lease losses	(733,076)	(769,075)

Net loans and leases	41,006,771	39,959,350

Bank owned life insurance	1,620,604	1,596,056
Premises and equipment	626,745	617,257
Goodwill	444,268	444,268
Other intangible assets	113,874	132,157
Accrued income and other assets	1,703,715	1,904,805

Total assets	$56,113,687	$56,153,185

Liabilities and shareholders’ equity
Liabilities
Deposits	$46,331,434	$46,252,683
Short-term borrowings	630,405	589,814
Federal Home Loan Bank advances	983,420	1,008,959
Other long-term debt	155,126	158,784
Subordinated notes	1,114,368	1,197,091
Accrued expenses and other liabilities	1,115,419	1,155,643

Total liabilities	50,330,172	50,362,974

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,310	8,441
Capital surplus	7,390,041	7,475,149
Less treasury shares, at cost	(10,719)	(10,921)
Accumulated other comprehensive loss	(283,736)	(150,817)
Retained (deficit) earnings	(1,706,673)	(1,917,933)

Total shareholders’ equity	5,783,515	5,790,211

Total liabilities and shareholders’ equity	$56,113,687	$56,153,185

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	831,030,258	844,105,349
Common shares outstanding	829,674,914	842,812,709
Treasury shares outstanding	1,355,344	1,292,640
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2013	2012	2013	2012
Interest and fee income:
Loans and leases	$405,445	$428,859	$812,324	$840,907
Available-for-sale and other securities
Taxable	38,539	48,244	78,724	97,068
Tax-exempt	2,760	2,124	5,375	4,323
Held-to-maturity securities—taxable	9,778	4,538	19,616	9,252
Other	6,060	3,779	11,862	15,931

Total interest income	462,582	487,544	927,901	967,481

Interest expense:
Deposits	29,591	41,790	61,626	85,570
Short-term borrowings	179	558	413	1,141
Federal Home Loan Bank advances	273	333	574	555
Subordinated notes and other long-term debt	7,602	15,901	16,181	34,044

Total interest expense	37,645	58,582	78,794	121,310

Net interest income	424,937	428,962	849,107	846,171
Provision for credit losses	24,722	36,520	54,314	70,926

Net interest income after provision for credit losses	400,215	392,442	794,793	775,245

Service charges on deposit accounts	68,009	65,998	128,892	126,290
Mortgage banking	33,659	38,349	78,907	84,767
Trust services	30,666	29,914	61,826	60,820
Electronic banking	23,345	20,514	44,058	39,144
Brokerage	19,546	19,025	37,541	38,285
Insurance	17,187	17,384	36,439	36,259
Gain on sale of loans	3,348	4,131	5,964	30,901
Bank owned life insurance income	15,421	13,967	28,863	27,904
Capital markets fees	12,229	13,260	20,063	23,056
Net gains on sales of securities	610	603	797	1,227
Impairment losses recognized in earnings on available-for-sale securities	(1,020)	(253)	(1,716)	(1,490)
Other noninterest income	25,655	30,927	59,230	71,976

Total noninterest income	248,655	253,819	500,864	539,139

Personnel costs	263,862	243,034	522,757	486,532
Outside data processing and other services	49,898	48,568	99,163	91,160
Net occupancy	27,656	25,474	57,770	54,553
Equipment	24,947	24,872	49,827	50,417
Deposit and other insurance expense	13,460	15,731	28,950	36,469
Professional services	9,341	15,037	16,533	25,734
Marketing	14,239	17,396	25,210	30,965
Amortization of intangibles	10,362	11,940	20,682	23,471
OREO and foreclosure expense	(271)	4,106	2,395	9,056
Loss (Gain) on extinguishment of debt	—	(2,580)	—	(2,580)
Other noninterest expense	32,371	40,691	65,371	101,168

Total noninterest expense	445,865	444,269	888,658	906,945

Income before income taxes	203,005	201,992	406,999	407,439
Provision for income taxes	52,354	49,286	104,568	101,463

Net income	150,651	152,706	302,431	305,976
Dividends on preferred shares	7,967	7,984	15,937	16,033

Net income applicable to common shares	$142,684	$144,722	$286,494	$289,943

Average common shares—basic	834,730	862,261	837,917	863,380
Average common shares—diluted	843,840	867,551	846,274	868,357
Per common share:
Net income—basic	$0.17	$0.17	$0.34	$0.34
Net income—diluted	0.17	0.17	0.34	0.33
Cash dividends declared	0.05	0.04	0.09	0.08
OTTI losses for the periods presented:
Total OTTI losses	$(1,020)	$(2,245)	$(1,716)	$(1,721)
Noncredit-related portion of loss recognized in OCI	—	1,992	—	231

Impairment losses recognized in earnings on available-for-sale securities	$(1,020)	$(253)	$(1,716)	$(1,490)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Net income	$150,651	$152,706	$302,431	$305,976
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	3,945	(463)	7,754	4,064
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	(76,664)	2,716	(81,989)	20,562

Total unrealized gains (losses) on available-for-sale and other securities	(72,719)	2,253	(74,235)	24,626
Unrealized gains (losses) on cash flow hedging derivatives	(56,410)	16,343	(69,380)	6,674
Change in accumulated unrealized losses for pension and other post-retirement obligations	5,348	3,243	10,696	6,486

Other comprehensive income (loss)	(123,781)	21,839	(132,919)	37,786

Comprehensive income	$26,870	$174,545	$169,512	$343,762

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											305,976	305,976
Other comprehensive income (loss)										37,786		37,786
Repurchase of common stock					(6,426)	(64)	(40,166)					(40,230)
Cash dividends declared:
Common ($0.08 per share)											(68,923)	(68,923)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Preferred Series B ($17.64 per share)											(626)	(626)
Recognition of the fair value of share-based compensation							12,820					12,820
Other share-based compensation activity					438	4	13				(41)	(24)
Other							5	(18)	(138)		(108)	(241)

Balance, end of period	363	$362,507	35	$23,785	859,597	$8,596	$7,569,481	(1,196)	$(10,393)	$(135,977)	$(2,168,768)	$5,649,231

Six Months Ended June 30, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Net income											302,431	302,431
Other comprehensive income (loss)										(132,919)		(132,919)
Repurchases of common stock					(14,734)	(147)	(108,651)					(108,798)
Cash dividends declared:
Common ($0.09 per share)											(75,094)	(75,094)
Preferred Series A ($42.50 per share)											(15,406)	(15,406)
Preferred Series B ($14.95 per share)											(531)	(531)
Recognition of the fair value of share-based compensation							17,896					17,896
Other share-based compensation activity					1,659	16	6,280				(137)	6,159
Other							(633)	(63)	202		(3)	(434)

Balance, end of period	363	$362,507	35	$23,785	831,030	$8,310	$7,390,041	(1,355)	$(10,719)	$(283,736)	$(1,706,673)	$5,783,515

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$302,431	$305,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54,314	70,926
Depreciation and amortization	135,364	138,876
Share-based compensation expense	17,896	12,820
Change in deferred income taxes	72,943	121,029
Originations of loans held for sale	(1,583,569)	(1,915,289)
Principal payments on and proceeds from loans held for sale	1,624,214	1,836,963
Gain on sale of loans held for sale	(34,687)	(19,012)
Gain on early extinguishment of debt	—	(2,580)
Bargain purchase gain	—	(11,409)
Net gain on sales of securities	(797)	(1,227)
Impairment losses recognized in earnings on available-for-sale securities	1,716	1,490
Net change in:
Trading account securities	10,278	(7,938)
Accrued income and other assets	(9,016)	160,496
Accrued expense and other liabilities	(181,999)	(130,346)

Net cash provided by (used for) operating activities	409,088	560,775

Investing activities
Increase (decrease) in interest bearing deposits in banks	86,480	67,714
Net cash received from acquisition	—	40,310
Proceeds from:
Maturities and calls of available-for-sale and other securities	772,700	949,026
Maturities of held-to-maturity securities	111,280	40,852
Sales of available-for-sale and other securities	328,031	307,160
Purchases of available-for-sale and other securities	(777,389)	(1,779,203)
Purchases of held-to-maturity securities	(248,741)	—
Net proceeds from sales of loans	236,373	1,527,739
Net loan and lease activity, excluding sales	(1,077,734)	(2,248,763)
Proceeds from sale of operating lease assets	7,499	16,784
Purchases of premises and equipment	(49,127)	(55,477)
Proceeds from sales of other real estate	20,800	20,684
Purchases of loans and leases	(18,110)	(393,191)
Other, net	2,015	2,205

Net cash provided by (used for) investing activities	(605,923)	(1,504,160)

Financing activities
Increase (decrease) in deposits	82,055	2,084,321
Increase (decrease) in short-term borrowings	109,480	(331,381)
Maturity/redemption of subordinated notes	(50,000)	(88,600)
Proceeds from Federal Home Loan Bank advances	2,275,000	815,000
Maturity/redemption of Federal Home Loan Bank advances	(2,300,566)	(387,548)
Maturity/redemption of long-term debt	(2,086)	(919,814)
Dividends paid on preferred stock	(15,943)	(15,752)
Dividends paid on common stock	(67,569)	(69,117)
Repurchases of common stock	(108,798)	(40,230)
Other, net	6,362	(874)

Net cash provided by (used for) financing activities	(72,065)	1,046,005

Increase (decrease) in cash and cash equivalents	(268,900)	102,620
Cash and cash equivalents at beginning of period	1,262,806	1,115,968

Cash and cash equivalents at end of period	$993,906	$1,218,588

Supplemental disclosures:
Income taxes paid (refunded)	$49,699	$4,703
Interest paid	75,957	128,425
Non-cash activities
Loans transferred to loans held for sale	50,788	1,656,486
Loan transfer to portfolio from held-for-sale	307,303	—
Dividends accrued, paid in subsequent quarter	47,832	47,859

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

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (See Note 8). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments will not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At June 30, 2013, and December 31, 2012, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $174.8 million and $174.5 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Loans and leases:
Commercial and industrial	$17,112,784	$16,970,689
Commercial real estate	4,892,443	5,399,240
Automobile	5,810,103	4,633,820
Home equity	8,369,226	8,335,342
Residential mortgage	5,167,843	4,969,672
Other consumer	387,448	419,662

Loans and leases	41,739,847	40,728,425

Allowance for loan and lease losses	(733,076)	(769,075)

Net loans and leases	$41,006,771	$39,959,350

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

The following table presents a rollforward of the accretable yield for three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Balance, beginning of period	$35,160	$27,586	$23,251	$—
Impact of acquisition/purchase on March 30, 2012	—	—	—	27,586
Additions	—	—	—	—
Accretion	(3,781)	(2,825)	(7,100)	(2,825)
Reclassification from nonaccretable difference	1,326	—	16,554	—

Balance, end of period	$32,705	$24,761	$32,705	$24,761

In the 2013 second quarter, $2.3 million of provision for credit losses expense was recorded on the purchased impaired loan portfolio. At June 30, 2013, there was $2.3 million of allowance for loan losses recorded on the purchased impaired loan portfolio. The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Commercial and industrial	$50,246	$72,766	$54,472	$80,294
Commercial real estate	106,193	191,632	126,923	226,093
Residential mortgage	2,051	3,531	2,243	4,104
Other consumer	131	232	140	245

Total	$158,621	$268,161	$183,778	$310,736

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month and six-month periods ended June 30, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended June 30, 2013	$34,196	$—	$—	$—	$—	$—	$34,196
Six-month period ended June 30, 2013	$55,737	$—	$—	$—	$—	$—	$55,737
Three-month period ended June 30, 2012	$—	$—	$—	$—	$—	$—	$—
Six-month period ended June 30, 2012	$477,501	$378,122	$—	$13,025	$62,324	$85	$931,057
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2013	$55,464	$87	$—	$—	$151,013	$—	$206,564
Six-month period ended June 30, 2013	$83,066	$3,991	$—	$—	$155,403	—	$242,460
Three-month period ended June 30, 2012	$71,718	$26,273	$1,483,748	$—	$179,621	$—	$1,761,360
Six-month period ended June 30, 2012	$125,165	$47,742	$2,783,748	$—	$179,621	$—	$3,136,276

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

The following table presents NALs by loan class at June 30, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	June 30,	December 31,
Commercial and industrial:
Owner occupied	$48,021	$53,009
Other commercial and industrial	32,016	37,696

Total commercial and industrial	$80,037	$90,705
Commercial real estate:
Retail properties	$31,353	$31,791
Multi family	13,231	19,765
Office	27,486	30,341
Industrial and warehouse	3,211	6,841
Other commercial real estate	18,362	38,390

Total commercial real estate	$93,643	$127,128
Automobile	$7,743	$7,823
Home equity:
Secured by first-lien	$28,409	$27,091
Secured by junior-lien	31,674	32,434

Total home equity	$60,083	$59,525
Residential mortgage	$122,040	$122,452
Other consumer	$—	$—

Total nonaccrual loans	$363,546	$407,633

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2013 and December 31, 2012: (1)

June 30, 2013
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$10,243	$4,479	$32,793	$47,515	$4,323,352	$4,370,867	$—
Purchased credit-impaired	1,392	1,420	24,851	27,663	22,583	50,246	24,851
Other commercial and industrial	12,508	6,562	13,493	32,563	12,659,108	12,691,671	—

Total commercial and industrial	$24,143	$12,461	$71,137	$107,741	$17,005,043	$17,112,784	$24,851	(2)
Commercial real estate:
Retail properties	$3,620	$286	$6,847	$10,753	$1,249,009	$1,259,762	$—
Multi family	10,636	866	9,394	20,896	932,519	953,415	—
Office	6,428	2,194	21,374	29,996	901,880	931,876	—
Industrial and warehouse	1,022	2,102	1,499	4,623	536,273	540,896	—
Purchased credit-impaired	4,824	1,257	45,051	51,132	55,061	106,193	45,051
Other commercial real estate	5,250	404	9,374	15,028	1,085,273	1,100,301	—

Total commercial real estate	$31,780	$7,109	$93,539	$132,428	$4,760,015	$4,892,443	$45,051	(2)
Automobile	$30,814	5,584	$3,442	$39,840	$5,770,263	$5,810,103	$3,392
Home equity:
Secured by first-lien	$17,666	$6,676	$28,088	$52,430	$4,588,234	$4,640,664	$4,806
Secured by junior-lien	31,764	10,735	31,141	73,640	3,654,922	3,728,562	9,439

Total home equity	$49,430	$17,411	$59,229	$126,070	$8,243,156	$8,369,226	$14,245
Residential mortgage:
Residential mortgage	$135,161	$48,260	$164,750	$348,171	$4,817,622	$5,165,793	$92,245	(3)
Purchased credit-impaired	106	—	234	340	1,710	2,050	107

Total residential mortgage	$135,267	$48,260	$164,984	$348,511	$4,819,332	$5,167,843	$92,352
Other consumer:
Other consumer	$5,075	$959	$1,367	$7,401	$379,916	$387,317	$1,367
Purchased credit-impaired	69	—	—	69	62	131	—

Total other consumer	$5,144	$959	$1,367	$7,470	$379,978	$387,448	$1,367
Total loans and leases	$276,580	$91,784	$393,697	$762,062	$40,977,785	$41,739,847	$181,258

December 31, 2012
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,409	$6,302	$31,997	$49,708	$4,236,211	$4,285,919	$—
Purchased credit-impaired	986	3,533	26,648	31,167	23,305	54,472	26,648
Other commercial and industrial	20,273	4,211	14,786	39,270	12,591,028	12,630,298	—

Total commercial and industrial	$32,668	$14,046	$73,431	$120,145	$16,850,544	$16,970,689	$26,648
Commercial real estate:
Retail properties	$3,459	$4,203	$9,677	$17,339	$1,413,520	$1,430,859	$—
Multi family	7,961	1,314	12,062	21,337	963,063	984,400	—
Office	1,054	2,415	23,335	26,804	909,310	936,114	—
Industrial and warehouse	6,597	118	5,433	12,148	584,754	596,902	—
Purchased credit-impaired	556	1,751	56,660	58,967	67,956	126,923	56,660
Other commercial real estate	2,725	2,192	25,463	30,380	1,293,662	1,324,042	—

Total commercial real estate	$22,352	$11,993	$132,630	$166,975	$5,232,265	$5,399,240	$56,660
Automobile	$36,267	$7,803	$4,438	$48,508	$4,585,312	$4,633,820	$4,418
Home equity
Secured by first-lien	$26,288	$9,992	$28,322	$64,602	$4,315,985	$4,380,587	$5,202
Secured by junior-lien	34,365	16,553	35,150	86,068	3,868,687	3,954,755	12,998

Total home equity	$60,653	$26,545	$63,472	$150,670	$8,184,672	$8,335,342	$18,200
Residential mortgage
Residential mortgage	$118,582	$44,747	$164,035	$327,364	$4,640,065	$4,967,429	$92,925	(4)
Purchased credit-impaired	58	—	609	667	1,576	2,243	609

Total residential mortgage	$118,640	$44,747	$164,644	$328,031	$4,641,641	$4,969,672	$93,534
Other consumer
Other consumer	$7,431	$2,117	$1,672	$11,220	$408,302	$419,522	$1,672
Purchased credit-impaired	—	76	—	76	64	140	—

Total other consumer	$7,431	$2,193	$1,672	$11,296	$408,366	$419,662	$1,672
Total loans and leases	$278,011	$107,327	$440,287	$825,625	$39,902,800	$40,728,425	$201,132

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $87,135 thousand guaranteed by the U.S. government.
(4)	Includes $90,816 thousand guaranteed by the U.S. government.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended June 30, 2013:
ALLL balance, beginning of period	$238,098	$267,436	$35,973	$115,858	$63,062	$26,342	$746,769
Loan charge-offs	(8,981)	(14,194)	(5,219)	(17,766)	(9,692)	(7,386)	(63,238)
Recoveries of loans previously charged-off	7,395	11,810	3,756	3,112	1,072	1,303	28,448
Provision for loan and lease losses	(2,833)	(9,203)	5,480	14,422	9,617	3,871	21,354
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(257)	—	(257)

ALLL balance, end of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076

AULC balance, beginning of period	$33,835	$4,404	$—	$1,912	$6	$698	$40,855
Provision for unfunded loan commitments and letters of credit	3,636	4	—	(224)	—	(48)	3,368

AULC balance, end of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223

ACL balance, end of period	$271,150	$260,257	$39,990	$117,314	$63,808	$24,780	$777,299

Six-month period ended June 30, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(21,994)	(36,561)	(10,907)	(44,298)	(17,593)	(16,027)	(147,380)
Recoveries of loans previously charged-off	17,091	21,400	6,850	9,661	2,825	3,076	60,903
Provision for loan and lease losses	(2,469)	(14,359)	9,068	31,499	17,176	9,827	50,742
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(264)	—	(264)

ALLL balance, end of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	3,603	(332)	—	332	3	(34)	3,572

AULC balance, end of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223

ACL balance, end of period	$271,150	$260,257	$39,990	$117,314	$63,808	$24,780	$777,299

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended June 30, 2012:
ALLL balance, beginning of period	$246,026	$339,494	$36,552	$168,898	$89,129	$32,970	$913,069
Loan charge-offs	(23,718)	(35,747)	(4,999)	(23,083)	(11,903)	(8,642)	(108,092)
Recoveries of loans previously charged-off	8,040	6,569	4,550	2,038	1,117	1,533	23,847
Provision for loan and lease losses	50,200	(4,925)	(1,446)	(12,291)	886	4,052	36,476
Allowance for loans sold or transferred to loans held for sale	—	—	(4,440)	—	(1,214)	—	(5,654)

ALLL balance, end of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646

AULC balance, beginning of period	$42,276	$5,780	$—	$2,108	$1	$769	$50,934
Provision for unfunded loan commitments and letters of credit	568	(555)	—	82	3	(54)	44

AULC balance, end of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978

ACL balance, end of period	$323,392	$310,616	$30,217	$137,752	$78,019	$30,628	$910,624

Six-month period ended June 30, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(57,224)	(57,149)	(12,609)	(48,348)	(23,648)	(17,074)	(216,052)
Recoveries of loans previously charged-off	13,051	17,465	9,082	3,574	2,292	3,351	48,815
Provision for loan and lease losses	49,354	(43,631)	597	36,463	13,391	12,230	68,404
Allowance for loans sold or transferred to loans held for sale	—	—	(5,135)	—	(1,214)	—	(6,349)

ALLL balance, end of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	3,186	(627)	—	56	3	(96)	2,522

AULC balance, end of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978

ACL balance, end of period	$323,392	$310,616	$30,217	$137,752	$78,019	$30,628	$910,624

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

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes. The table below shows an increase in FICO scores less than 650 for the automobile portfolio, and to a lesser degree, the home equity and residential mortgage portfolios. These increases are proportional to growth in the portfolio and do not reflect a deterioration in asset quality for the portfolios, as other risk characteristics mitigate any increased level of risk associated with the FICO score distribution.

The following table presents each loan and lease class by credit quality indicator at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,019,839	$156,690	$193,794	$544	$4,370,867
Purchased credit-impaired	5,447	2,499	42,300	—	50,246
Other commercial and industrial	12,208,553	130,952	351,468	698	12,691,671

Total commercial and industrial	$16,233,839	$290,141	$587,562	$1,242	$17,112,784
Commercial real estate:
Retail properties	$1,096,592	$22,079	$141,091	$—	$1,259,762
Multi family	896,219	15,029	42,052	115	953,415
Office	827,692	15,667	88,483	34	931,876
Industrial and warehouse	491,788	11,688	37,420	—	540,896
Purchased credit-impaired	15,637	8,457	81,368	731	106,193
Other commercial real estate	995,884	15,287	88,882	248	1,100,301

Total commercial real estate	$4,323,812	$88,207	$479,296	$1,128	$4,892,443

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,598,464	$2,231,028	$819,828	$160,783	$5,810,103
Home equity:
Secured by first-lien	$2,915,640	$1,384,432	$294,703	$45,889	$4,640,664
Secured by junior-lien	1,899,341	1,305,376	456,991	66,854	3,728,562

Total home equity	$4,814,981	$2,689,808	$751,694	$112,743	$8,369,226
Residential mortgage:
Residential mortgage	$2,702,524	$1,664,577	$720,024	$78,667	$5,165,792
Purchased credit-impaired	429	1,126	341	155	2,051

Total residential mortgage	$2,702,953	$1,665,703	$720,365	$78,822	$5,167,843
Other consumer:
Other consumer	$154,863	$151,411	$48,614	$32,429	$387,317
Purchased credit-impaired	—	90	41	—	131

Total other consumer	$154,863	$151,501	$48,655	$32,429	$387,448

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,970,597	$108,731	$205,822	$769	$4,285,919
Purchased credit-impaired	1,663	6,555	46,254	—	54,472
Other commercial and industrial	12,146,017	145,111	337,805	1,365	12,630,298

Total commercial and industrial	$16,118,277	$260,397	$589,881	$2,134	$16,970,689
Commercial real estate:
Retail properties	$1,184,987	$63,976	$181,896	$—	$1,430,859
Multi family	902,616	24,098	57,548	138	984,400
Office	826,533	26,488	83,093	—	936,114
Industrial and warehouse	540,484	15,132	41,286	—	596,902
Purchased credit-impaired	10,052	18,085	98,786	—	126,923
Other commercial real estate	1,177,213	43,454	103,262	113	1,324,042

Total commercial real estate	$4,641,885	$191,233	$565,871	$251	$5,399,240

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,233,439	$1,900,824	$682,518	$117,039	$4,933,820	(3)
Home equity:
Secured by first-lien	$2,618,888	$1,345,621	$357,019	$59,059	$4,380,587
Secured by junior-lien	2,046,143	1,375,636	491,226	41,750	3,954,755

Total home equity	$4,665,031	$2,721,257	$848,245	$100,809	$8,335,342
Residential mortgage
Residential mortgage	$2,561,210	$1,673,485	$711,750	$20,984	$4,967,429
Purchased credit-impaired	373	1,303	567	—	2,243

Total residential mortgage	$2,561,583	$1,674,788	$712,317	$20,984	$4,969,672
Other consumer
Other consumer	$169,792	$167,389	$59,815	$22,526	$419,522
Purchased credit-impaired	—	93	47	—	140

Total other consumer	$169,792	$167,482	$59,862	$22,526	$419,662

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Included $0.3 billion of loans reflected as loans held for sale related to an automobile securitization expected to be completed in 2013. During the 2013 second quarter, this amount was transferred from loans held for sale to the automobile portfolio based on Management’s intent and ability to hold these loans for the foreseeable future.

Impaired Loans

For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are evaluated on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2013 and December 31, 2012:

	Commercial	Commercial			Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at June 30, 2013:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$917	$1,411	$—	$—	$—	$—	$2,328
Attributable to loans individually evaluated for impairment	13,723	28,831	890	4,474	12,565	177	60,660
Attributable to loans collectively evaluated for impairment	219,039	225,607	39,100	111,152	51,237	23,953	670,088

Total ALLL balance	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076

Loan and Lease Ending Balances at June 30, 2013:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$50,246	$106,193	$—	$—	$2,051	$131	$158,621
Individually evaluated for impairment	132,197	244,870	40,511	145,987	374,496	3,383	941,444
Collectively evaluated for impairment	16,930,341	4,541,380	5,769,592	8,223,239	4,791,296	383,934	40,639,782

Total loans and leases evaluated for impairment	$17,112,784	$4,892,443	$5,810,103	$8,369,226	$5,167,843	$387,448	$41,739,847

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2012
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	11,694	31,133	1,446	4,783	14,176	213	63,445
Attributable to loans collectively evaluated for impairment	229,357	254,236	33,533	113,981	47,482	27,041	705,630

Total ALLL balance:	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

Loan and Lease Ending Balances at December 31, 2012
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$54,472	$126,923	$—	$—	$2,243	$140	$183,778
Individually evaluated for impairment	119,535	298,891	43,607	117,532	374,526	2,657	956,748
Collectively evaluated for impairment	16,796,682	4,973,426	4,590,213	8,217,810	4,592,903	416,865	39,587,899

Total loans and leases evaluated for impairment	$16,970,689	$5,399,240	$4,633,820	$8,335,342	$4,969,672	$419,662	$40,728,425

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,556	$5,995	$—	$4,668	$42	$4,204	$84
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	17,177	29,088	—	6,603	71	11,456	306

Total commercial and industrial	$22,733	$35,083	$—	$11,271	$113	$15,660	$390
Commercial real estate:
Retail properties	$37,593	$39,009	$—	$48,806	$606	$51,522	$1,310
Multi family	4,206	4,324	—	4,662	70	5,152	158
Office	9,240	13,916	—	12,473	311	15,161	531
Industrial and warehouse	10,470	11,592	—	10,625	152	12,560	349
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	7,223	8,928	—	9,250	127	9,764	224

Total commercial real estate	$68,732	$77,769	$—	$85,816	$1,266	$94,159	$2,572
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	2,051	3,531	—	2,200	49	2,214	92

Total residential mortgage	$2,051	$3,531	$—	$2,200	$49	$2,214	$92
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	131	232	—	144	3	143	6

Total other consumer	$131	$232	$—	$144	$3	$143	$6
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$39,375	$45,050	$4,416	$42,193	$340	$43,158	$691
Purchased credit-impaired	50,246	72,766	917	51,784	1,198	52,682	2,249
Other commercial and industrial	70,089	84,618	10,435	73,533	966	62,427	1,624

Total commercial and industrial	$159,710	$202,434	$15,768	$167,510	$2,504	$158,267	$4,564
Commercial real estate: (4)
Retail properties	$57,306	$84,816	$6,805	$53,584	$399	$54,780	$855
Multi family	13,690	15,293	2,264	15,058	154	15,961	331
Office	54,634	61,935	12,679	48,321	417	45,158	801
Industrial and warehouse	17,343	18,654	1,013	19,138	183	19,624	368
Purchased credit-impaired	106,193	191,632	1,411	112,163	2,531	117,083	4,753
Other commercial real estate	33,165	38,442	6,316	34,941	439	39,967	818

Total commercial real estate	$282,331	$410,772	$30,488	$283,205	$4,123	$292,573	$7,926
Automobile	$40,511	$42,055	$890	$40,830	$866	$41,756	$1,303
Home equity:
Secured by first-lien	$86,637	$89,320	$1,449	$99,684	$950	$91,875	$1,892
Secured by junior-lien	59,350	72,064	3,025	59,971	721	53,739	1,313

Total home equity	$145,987	$161,384	$4,474	$159,655	$1,671	$145,614	$3,205
Residential mortgage (6):
Residential mortgage	$374,496	$414,987	$12,565	$373,426	$2,870	$373,793	$5,742
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$374,496	$414,987	$12,565	$373,426	$2,870	$373,793	$5,742
Other consumer:
Other consumer	$3,383	$3,383	$177	$2,948	$32	$2,851	$55
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$3,383	$3,383	$177	$2,948	$32	$2,851	$55

	December 31, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$1,050	$1,091	$—	$8,038	$36	$5,614	$60
Purchased credit-impaired	54,472	80,294	—	70,641	832	70,641	832
Other commercial and industrial	31,841	54,520	—	11,114	162	8,196	255

Total commercial and industrial	$87,363	$135,905	$—	$89,793	$1,030	$84,451	$1,147
Commercial real estate:
Retail properties	$54,216	$56,569	$—	$54,861	$722	$51,532	$1,476
Multi family	5,719	5,862	—	6,033	96	6,112	193
Office	20,051	24,843	—	4,010	27	2,598	52
Industrial and warehouse	15,013	17,476	—	6,799	100	7,178	206
Purchased credit-impaired	126,923	226,093	—	174,299	1,950	174,299	1,950
Other commercial real estate	10,479	10,728	—	16,113	125	18,067	273

Total commercial real estate	$232,401	$341,571	$—	$262,115	$3,020	$259,786	$4,150
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	2,243	4,104	—	4,805	34	4,805	34

Total residential mortgage	$2,243	$4,104	$—	$4,805	$34	$4,805	$34
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	140	245	—	864	9	864	9

Total other consumer	$140	$245	$—	$864	$9	$864	$9
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$46,266	$56,925	$5,730	$33,400	$293	$38,411	$695
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	40,378	52,996	5,964	86,688	627	87,909	1,482

Total commercial and industrial	$86,644	$109,921	$11,694	$120,088	$920	$126,320	$2,177
Commercial real estate: (4)
Retail properties	$65,004	$73,000	$8,144	$118,628	$906	$121,163	$3,185
Multi family	17,410	18,531	2,662	25,288	206	31,312	828
Office	40,375	45,164	9,214	17,218	51	20,167	158
Industrial and warehouse	22,450	25,374	1,092	22,596	74	24,547	353
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	48,174	63,148	10,021	75,986	456	77,907	1,618

Total commercial real estate	$193,413	$225,217	$31,133	$259,716	$1,693	$275,096	$6,142
Automobile	$43,607	$44,790	$1,446	$34,991	$794	$35,518	$1,616
Home equity:
Secured by first-lien	$76,258	$80,831	$1,329	$47,568	$561	$43,659	$1,040
Secured by junior-lien	41,274	63,390	3,454	15,919	222	16,196	437

Total home equity	$117,532	$144,221	$4,783	$63,487	$783	$59,855	$1,477
Residential mortgage (6):
Residential mortgage	$374,526	$413,583	$14,176	$325,842	$2,866	$329,151	$5,803
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$374,526	$413,583	$14,176	$325,842	$2,866	$329,151	$5,803
Other consumer:
Other consumer	$2,657	$2,657	$213	$3,748	$26	$4,572	$59
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$2,657	$2,657	$213	$3,748	$26	$4,572	$59

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At June 30, 2013, $41,644 thousand of the $109,464 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $44,265 thousand of the $86,644 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At June 30, 2013, $30,865 thousand of the $176,138 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $31,605 thousand of the $193,413 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At June 30, 2013, $32,435 thousand of the $374,496 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2012, $28,695 thousand of the $374,526 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2013 and 2012, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1)
	June 30, 2013			June 30, 2012
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I - Owner occupied:
Interest rate reduction	5	$607	$(7)	4	$1,187	$(2)
Amortization or maturity date change	22	4,161	13	30	8,312	618
Other	3	751	90	4	1,260	(121)

Total C&I—Owner occupied	30	$5,519	$96	38	$10,759	$495
C&I—Other commercial and industrial:
Interest rate reduction	7	$25,187	$446	11	$3,750	$217
Amortization or maturity date change	31	15,573	690	43	19,554	(830)
Other	7	1,961	—	3	1,500	(184)

Total C&I—Other commercial and industrial	45	$42,721	$1,136	57	$24,804	$(797)
CRE—Retail properties:
Interest rate reduction	2	$738	$(3)	4	$3,232	$959
Amortization or maturity date change	2	404	(1)	5	1,292	(3)
Other	3	5,894	1,201	—	—	—

Total CRE—Retail properties	7	$7,036	$1,197	9	$4,524	$956
CRE—Multi family:
Interest rate reduction	3	$487	$(1)	—	$—	$—
Amortization or maturity date change	6	493	8	3	196	2
Other	1	3,927	26	2	5,586	797

Total CRE—Multi family	10	$4,907	$33	5	$5,782	$799
CRE—Office:
Interest rate reduction	4	$6,080	$1,656	—	$—	$—
Amortization or maturity date change	2	479	11	2	1,576	363
Other	2	282	—	—	—	—

Total CRE—Office	8	$6,841	$1,667	2	$1,576	$363
CRE—Industrial and warehouse:
Amortization or maturity date change	2	452	(4)	3	1,335	(185)
Other	—	—	—	—	—	—

Total CRE—Industrial and Warehouse	2	$452	$(4)	3	$1,335	$(185)

CRE—Other commercial real estate:
Interest rate reduction	2	$847	$53	7	$2,037	$(216)
Amortization or maturity date change	4	700	2	14	5,877	2
Other	1	352	(1)	—	—	—

Total CRE—Other commercial real estate	7	$1,899	$54	21	$7,914	$(214)
Automobile:
Interest rate reduction	4	$31	$—	8	$91	$2
Amortization or maturity date change	360	1,986	(14)	428	2,904	(18)
Chapter 7 bankruptcy	464	2,649	241	—	—	—

Total Automobile	828	$4,666	$227	436	$2,995	$(16)
Residential mortgage:
Interest rate reduction	26	$2,056	$7	3	$6,133	$(49)
Amortization or maturity date change	123	15,347	44	143	19,039	688
Chapter 7 bankruptcy	21	1,751	310	—	—	—
Other	6	577	14	—	—	—

Total Residential mortgage	176	$19,731	$375	146	$25,172	$639
First-lien home equity:
Interest rate reduction	43	$3,652	$279	63	$7,389	$1,182
Amortization or maturity date change	48	3,550	(193)	11	1,263	(1)
Chapter 7 bankruptcy	16	987	37	—	—	—

Total First-lien home equity	107	$8,189	$123	74	$8,652	$1,181
Junior-lien home equity:
Interest rate reduction	11	$599	$105	15	$544	$85
Amortization or maturity date change	313	12,488	(1,175)	5	264	(1)
Chapter 7 bankruptcy	55	568	1,349	—	—	—

Total Junior-lien home equity	379	$13,655	$279	20	$808	$84
Other consumer:
Interest rate reduction	2	$195	$41	1	$44	$4
Amortization or maturity date change	1	1	—	6	268	26
Chapter 7 bankruptcy	3	143	40	—	—	—

Total Other consumer	6	$339	$81	7	$312	$30
Total new troubled debt restructurings	1,605	$115,955	$5,264	818	$94,633	$3,335

	New Troubled Debt Restructurings During The Six-Month Period Ended(1)
	June 30, 2013			June 30, 2012
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	14	$5,275	$(472)	14	$4,968	$132
Amortization or maturity date change	33	9,014	(12)	47	11,034	571
Other	8	2,424	89	8	2,771	1,258

Total C&I—Owner occupied	55	$16,713	$(395)	69	$18,773	$1,961
C&I—Other commercial and industrial:
Interest rate reduction	12	$42,756	$447	17	$5,066	$262
Amortization or maturity date change	66	37,633	3,395	71	24,010	(838)
Other	14	7,000	211	18	31,002	65

Total C&I—Other commercial and industrial	92	$87,389	$4,053	106	$60,078	$(511)
CRE—Retail properties:
Interest rate reduction	2	$738	$(3)	8	$6,027	$957
Amortization or maturity date change	6	903	(2)	10	3,050	(21)
Other	5	9,723	1,182	—	—	—

Total CRE—Retail properties	13	$11,364	$1,177	18	$9,077	$936
CRE—Multi family:
Interest rate reduction	6	$2,651	$10	2	$334	$(5)
Amortization or maturity date change	8	1,235	7	13	1,697	(71)
Other	2	7,883	(7)	6	7,618	676

Total CRE—Multi family	16	$11,769	$10	21	$9,649	$600
CRE—Office:
Interest rate reduction	4	$6,080	$1,656	3	$2,116	$363
Amortization or maturity date change	7	4,343	23	2	1,576	363
Other	2	282	—	3	306	—

Total CRE—Office	13	$10,705	$1,679	8	$3,998	$726
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	1	$3,000	$4
Amortization or maturity date change	5	1,093	(3)	6	2,773	(121)
Other	1	5,867	—	—	—	—

Total CRE—Industrial and Warehouse	6	$6,960	$(3)	7	$5,773	$(117)
CRE—Other commercial real estate:
Interest rate reduction	9	$1,490	$52	7	$2,037	$(216)
Amortization or maturity date change	4	700	2	28	52,553	3,762
Other	1	352	(1)	2	9,435	(2,004)

Total CRE—Other commercial real estate	14	$2,542	$53	37	$64,025	$1,542

Automobile:
Interest rate reduction	8	$73	$—	21	$220	$4
Amortization or maturity date change	688	3,911	(34)	900	6,280	(43)
Chapter 7 bankruptcy	713	4,288	377	—	—	—
Other	—	—	—	—	—	—

Total Automobile	1,409	$8,272	$343	921	$6,500	$(39)
Residential mortgage:
Interest rate reduction	32	$8,473	$(36)	4	$6,166	$(49)
Amortization or maturity date change	177	23,011	69	205	26,092	934
Chapter 7 bankruptcy	65	6,590	443	—	—	—
Other	12	1,285	30	—	—	—

Total Residential mortgage	286	$39,359	$506	209	$32,258	$885
First-lien home equity:
Interest rate reduction	59	$5,314	$421	130	$15,003	$2,480
Amortization or maturity date change	77	5,550	(569)	26	2,897	(5)
Chapter 7 bankruptcy	58	3,454	614	—	—	—
Other	—	—	—	—	—	—

Total First-lien home equity	194	$14,318	$466	156	$17,900	$2,475
Junior-lien home equity:
Interest rate reduction	16	$749	$125	37	$1,476	$217
Amortization or maturity date change	540	21,371	(2,367)	19	872	(17)
Chapter 7 bankruptcy	180	2,257	3,119	—	—	—
Other	—	—	—	—	—	—

Total Junior-lien home equity	736	$24,377	$877	56	$2,348	$200
Other consumer:
Interest rate reduction	3	$219	$42	5	$163	$13
Amortization or maturity date change	5	64	2	11	328	29
Chapter 7 bankruptcy	17	280	56	—	—	—
Other	—	—	—	—	—	—

Total Other consumer	25	$563	$100	16	$491	$42
Total new troubled debt restructurings	2,859	$234,331	$8,866	1,624	$230,870	$8,700

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month and six-month periods ended June 30, 2013 and 2012:

	Troubled Debt Restructurings That Have Redefaulted(1) Within One Year Of Modification During The
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	—	5	472
Other	4	736	—	—

Total C&I—Owner occupied	5	$736	5	$472
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	3	$529
Amortization or maturity date change	3	116	7	494
Other	—	—	1	97

Total C&I—Other commercial and industrial	3	$116	11	$1,120
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	151
Other	—	—	—	—

Total CRE—Retail properties	—	$—	1	$151
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	119
Other	—	—	—	—

Total CRE—Multi family	—	$—	1	$119
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	1,131	—	—
Other	—	—	—	—

Total CRE—Office	2	$1,131	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	1	$917
Amortization or maturity date change	1	49	1	118
Other	1	5	—	—

Total CRE—Other commercial real estate	2	$54	2	$1,035
Automobile:
Interest rate reduction	1	$19	1	$—
Amortization or maturity date change	7	90	43	—
Chapter 7 bankruptcy	31	146	—	—
Other	—	—	—	—

Total Automobile	39	$255	44	$—

Residential mortgage:
Interest rate reduction	—	$—	1	$29
Amortization or maturity date change	15	2,629	38	5,742
Chapter 7 bankruptcy	19	1,304	—	—
Other	1	317	4	417

Total Residential mortgage	35	$4,250	43	$6,188
First-lien home equity:
Interest rate reduction	—	$—	1	$54
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	2	18	—	—
Other	—	—	—	—

Total First-lien home equity	2	$18	1	$54
Junior-lien home equity:
Interest rate reduction	—	$—	1	$98
Amortization or maturity date change	1	57	1	65
Chapter 7 bankruptcy	6	160	—	—
Other	—	—	—	—

Total Junior-lien home equity	7	$217	2	$163
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	—	$—	3	$—
Total troubled debt restructurings with subsequent redefault	95	$6,777	113	$9,302

	Troubled Debt Restructurings That Have Redefaulted(1) Within One Year of Modification During The Six Months Ended
	June 30, 2013		June 30, 2012
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	1	$1,011
Amortization or maturity date change	4	471	6	653
Other	7	1,203	—	—

Total C&I—Owner occupied	11	$1,674	7	$1,664
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	3	$529
Amortization or maturity date change	9	116	9	638
Other	—	—	3	459

Total C&I—Other commercial and industrial	9	$116	15	$1,626
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	835	2	375
Other	—	—	—	—

Total CRE—Retail properties	3	$835	2	$375
CRE—Multi family:
Interest rate reduction	—	$—	2	$1,399
Amortization or maturity date change	—	—	1	119
Other	—	—	—	—

Total CRE—Multi family	—	$—	3	$1,518
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	1,131	—	—
Other	—	—	—	—

Total CRE—Office	2	$1,131	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	1	$917
Amortization or maturity date change	1	49	4	670
Other	1	5	—	—

Total CRE—Other commercial real estate	2	$54	5	$1,587
Automobile:
Interest rate reduction	1	$19	3	$—
Amortization or maturity date change	20	187	103	—
Chapter 7 bankruptcy	98	461	—	—
Other	—	—	—	—

Total Automobile	119	$667	106	$—
Residential mortgage:
Interest rate reduction	—	$—	1	$29
Amortization or maturity date change	37	5,387	58	8,444
Chapter 7 bankruptcy	36	3,168	—	—
Other	2	418	4	417

Total Residential mortgage	75	$8,973	63	$8,890

First-lien home equity:
Interest rate reduction	—	$—	9	$821
Amortization or maturity date change	—	—	1	14
Chapter 7 bankruptcy	6	749	—	—
Other	—	—	—	—

Total First-lien home equity	6	$749	10	$835
Junior-lien home equity:
Interest rate reduction	—	$—	2	$112
Amortization or maturity date change	1	57	2	80
Chapter 7 bankruptcy	20	569	—	—
Other	—	—	—	—

Total Junior-lien home equity	21	$626	4	$192
Other consumer:
Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	—	—	3	—
Chapter 7 bankruptcy	1	2	—	—
Other	—	—	—	—

Total Other consumer	1	$2	4	$—
Total troubled debt restructurings with subsequent redefault	249	$14,827	219	$16,687

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At June 30, 2013, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of June 30, 2013, these borrowings and advances are secured by $18.9 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$—	$—
1-5 years	50,782	51,254	51,111	51,770
6-10 years	507	521	508	539
Over 10 years	1	3	1	2

Total U.S. Treasury	51,290	51,778	51,620	52,311

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	1	1
1-5 years	162,968	164,652	182,722	185,792
6-10 years	486,260	490,116	503,045	521,068
Over 10 years	2,819,868	2,847,309	3,464,196	3,557,809

Total Federal agencies: mortgage-backed securities	3,469,096	3,502,077	4,149,964	4,264,670

Other agencies:
Under 1 year	5,030	5,086	4,934	5,017
1-5 years	305,021	311,716	304,769	314,149
6-10 years	27,899	28,312	39,143	40,460
Over 10 years	—	—	—	—

Total other agencies	337,950	345,114	348,846	359,626

Total U.S. Government backed agencies	3,858,336	3,898,969	4,550,430	4,676,607

Municipal securities:
Under 1 year	6,197	6,239	466	466
1-5 years	179,502	183,855	173,300	177,593
6-10 years	337,621	330,280	257,314	265,490
Over 10 years	51,612	51,289	58,000	57,451

Total municipal securities	574,932	571,663	489,080	501,000

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	2,713	2,767	7,394	7,567
Over 10 years	54,032	50,067	68,163	64,001

Total private-label CMO	56,745	52,834	75,557	71,568

Asset-backed securities:
Under 1 year	26,000	26,087	26,000	26,258
1-5 years	540,312	545,047	506,319	514,616
6-10 years	239,975	239,319	204,525	210,477
Over 10 years	469,582	370,477	389,471	277,732

Total asset-backed securities	1,275,869	1,180,930	1,126,315	1,029,083

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	281,341	286,911	282,080	290,625
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	281,341	286,911	282,080	290,625

Corporate debt:
Under 1 year	26,585	26,650	27,153	27,411
1-5 years	258,262	265,391	458,516	468,077
6-10 years	190,462	183,078	158,878	162,453
Over 10 years	10,130	10,444	10,146	10,201

Total corporate debt	485,439	485,563	654,693	668,142

Other:
Under 1 year	—	—	1,500	1,498
1-5 years	3,900	3,770	2,400	2,400
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	316,172	316,172	308,075	308,075
Marketable equity securities	18,396	18,846	16,877	17,177

Total other	338,468	338,788	328,852	329,150

Total available-for-sale and other securities	$6,871,130	$6,815,658	$7,507,007	$7,566,175

Other securities at June 30, 2013 and December 31, 2012 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million of stock issued by the FHLB of Indianapolis, and $147.1 million and $139.0 million, respectively, of Federal Reserve Bank stock. Other securities also include corporate debt and marketable equity securities. Non-marketable equity securities are valued at amortized cost. At June 30, 2013 and December 31, 2012, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at June 30, 2013 and December 31, 2012:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2013
U.S. Treasury	$51,290	$488	$—	$51,778
Federal agencies:
Mortgage-backed securities	3,469,096	50,969	(17,988)	3,502,077
Other agencies	337,950	7,325	(161)	345,114

Total U.S. Government backed securities	3,858,336	58,782	(18,149)	3,898,969
Municipal securities	574,932	7,534	(10,803)	571,663
Private-label CMO	56,745	781	(4,692)	52,834
Asset-backed securities	1,275,869	7,875	(102,814)	1,180,930
Covered bonds	281,341	5,570	—	286,911
Corporate debt	485,439	9,641	(9,517)	485,563
Other securities	338,468	523	(203)	338,788

Total available-for-sale and other securities	$6,871,130	$90,706	$(146,178)	$6,815,658

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2012
U.S. Treasury	$51,620	$691	$—	$52,311
Federal agencies:
Mortgage-backed securities	4,149,964	114,984	(278)	4,264,670
Other agencies	348,846	10,781	(1)	359,626

Total U.S. Government backed securities	4,550,430	126,456	(279)	4,676,607
Municipal securities	489,080	13,927	(2,007)	501,000
Private-label CMO	75,557	1,087	(5,076)	71,568
Asset-backed securities	1,126,315	16,287	(113,519)	1,029,083
Covered bonds	282,080	8,545	—	290,625
Corporate debt	654,693	15,301	(1,852)	668,142
Other securities	328,852	333	(35)	329,150

Total available-for-sale and other securities	$7,507,007	$181,936	$(122,768)	$7,566,175

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at June 30, 2013 and December 31, 2012:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	1,067,989	(17,988)	—	—	1,067,989	(17,988)
Other agencies	7,587	(161)	—	—	7,587	(161)

Total U.S. Government backed securities	1,075,576	(18,149)	—	—	1,075,576	(18,149)
Municipal securities	244,896	(10,803)	—	—	244,896	(10,803)
Private-label CMO	26,089	(123)	21,748	(4,569)	47,837	(4,692)
Asset-backed securities	347,595	(10,065)	119,861	(92,749)	467,456	(102,814)
Covered bonds	—	—	—	—	—	—
Corporate debt	237,719	(9,517)	—	—	237,719	(9,517)
Other securities	3,020	(131)	2,749	(72)	5,769	(203)

Total temporarily impaired securities	$1,934,895	$(48,788)	$144,358	$(97,390)	$2,079,253	$(146,178)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	44,836	(278)	—	—	44,836	(278)
Other agencies	801	(1)	—	—	801	(1)

Total U.S. Government backed securities	45,637	(279)	—	—	45,637	(279)
Municipal securities	51,316	(2,007)	—	—	51,316	(2,007)
Private-label CMO	22,793	—	34,617	(5,076)	57,410	(5,076)
Asset-backed securities	28,089	(73)	108,660	(113,446)	136,749	(113,519)
Covered bonds	—	—	—	—	—	—
Corporate debt	138,792	(1,472)	119,620	(380)	258,412	(1,852)
Other securities	—	—	1,630	(35)	1,630	(35)

Total temporarily impaired securities	$286,627	$(3,831)	$264,527	$(118,937)	$551,154	$(122,768)

The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Gross gains on sales of securities	$988	$704	$1,187	$1,483
Gross (losses) on sales of securities	(378)	(101)	(390)	(256)

Net gain on sales of securities	$610	$603	$797	$1,227

Pooled-Trust-Preferred, and Private-Label CMO Securities

The highest risk category of our investment portfolio are the private-label CMO and the pooled-trust-preferred portfolios. Of the $52.8 million of the private-label CMO securities reported at fair value at June 30, 2013, approximately $19.6 million are rated below investment grade. The pooled-trust-preferred securities are in the asset-backed securities portfolio. The performance of the underlying securities in each of these categories continued to reflect the economic environment. Each of these securities in these two categories is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at June 30, 2013. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

June 30, 2013

(dollar amounts in thousands)

		Amortized	Fair	Unrealized	Lowest Credit	# of Issuers Currently Performing/	Actual Deferrals and Defaults as a % of Original	Expected Defaults as a % of Remaining Performing	Excess
Deal Name	Par Value	Cost	Value	Loss (2)	Rating (3)	Remaining (4)	Collateral	Collateral	Subordination (5)
Alesco II (1)	$41,647	$30,035	$11,686	$(18,349)	C	30/35	11%	11%	—%
Alesco IV (1)	21,735	8,246	4,621	(3,625)	C	31/37	9	13	—
ICONS	20,000	20,000	14,520	(5,480)	BB	22/23	3	13	50
I-Pre TSL II	25,783	25,718	22,210	(3,508)	A	22/24	5	10	74
MM Comm III	7,162	6,843	5,086	(1,757)	B	6/10	5	8	26
Pre TSL IX (1)	5,000	3,955	1,734	(2,221)	C	30/44	20	13	4
Pre TSL X (1)	17,313	8,801	5,421	(3,380)	C	34/48	25	12	—
Pre TSL XI (1)	25,000	21,336	8,367	(12,969)	C	41/60	26	14	1
Pre TSL XIII (1)	28,546	22,041	10,867	(11,174)	C	43/61	27	21	5
Reg Diversified (1)	25,500	6,908	518	(6,390)	D	23/42	40	13	—
Soloso (1)	12,500	2,526	118	(2,408)	C	37/64	32	22	—
Tropic III	31,000	31,000	11,442	(19,558)	CC	24/41	30	17	34

Total at June 30, 2013	$261,186	$187,409	$96,590	$(90,819)

Total at December 31, 2012	$266,863	$195,760	$84,296	$(111,464)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 4.0% to LIBOR plus 15.8% as of June 30, 2013. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the three-month and six-month periods ended June 30, 2013 and 2012, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—	$—	$—
Pooled-trust-preferred	(1,020)	—	(1,380)	—
Private label CMO	—	(248)	(336)	(1,485)

Total debt securities	(1,020)	(248)	(1,716)	(1,485)

Equity securities	—	(5)	—	(5)

Total available-for-sale and other securities	$(1,020)	$(253)	$(1,716)	$(1,490)

The following table rolls forward the OTTI amounts recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Balance, beginning of period	$50,129	$56,904	$49,433	$56,764
Reductions from sales/maturities	(1,298)	—	(1,298)	(1,097)
Credit losses not previously recognized	—	—	—	—
Additional credit losses	1,020	248	1,716	1,485

Balance, end of period	$49,851	$57,152	$49,851	$57,152

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at June 30, 2013.

As of June 30, 2013, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	22,995	24,901	24,739
Over 10 years	2,055,440	2,054,902	1,624,483	1,672,702

Total Federal agencies: mortgage-backed securities	2,080,341	2,077,897	1,649,384	1,697,441

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	14,348	14,166	15,108	15,338
Over 10 years	67,898	65,457	69,399	71,341

Total other agencies	82,246	79,623	84,507	86,679

Total U.S. Government backed agencies	2,162,587	2,157,520	1,733,891	1,784,120

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	9,642	9,229	9,985	9,985

Total municipal securities	9,642	9,229	9,985	9,985

Total held-to-maturity securities	$2,172,229	$2,166,749	$1,743,876	$1,794,105

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2013 and December 31, 2012:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2013
Federal Agencies:
Mortgage-backed securities	$2,080,341	$16,107	$(18,551)	$2,077,897
Other agencies	82,246	—	(2,623)	79,623

Total U.S. Government backed securities	2,162,587	16,107	(21,174)	2,157,520
Municipal securities	9,642	—	(413)	9,229

Total held-to-maturity securities	$2,172,229	$16,107	$(21,587)	$2,166,749

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$1,649,384	$48,219	$(162)	$1,697,441
Other agencies	84,507	2,172	—	86,679

Total U.S. Government backed securities	1,733,891	50,391	(162)	1,784,120
Municipal securities	9,985	—	—	9,985

Total held-to-maturity securities	$1,743,876	$50,391	$(162)	$1,794,105

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2013, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Residential mortgage loans sold with servicing retained	$913,994	$850,215	$1,750,127	$1,856,300
Pretax gains resulting from above loan sales (1)	32,727	24,713	68,295	53,654

(1)	Recorded in mortgage banking income.

A MSR is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. At initial recognition, the MSR asset is established at its fair value using assumptions consistent with assumptions used to estimate the fair value of existing MSRs. At the time of initial capitalization, MSRs may be recorded using either the fair value method or the amortization method. The election of the fair value method or amortization method is made at the time each servicing class is established. Subsequently, servicing rights are accounted for based on the methodology chosen for each respective servicing class. Any increase or decrease in the fair value of MSRs carried under the fair value method, as well as amortization or impairment of MSRs recorded using the amortization method, during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2013 and 2012:

Fair Value Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Fair value, beginning of period	$35,582	$62,454	$35,202	$65,001
Change in fair value during the period due to:
Time decay (1)	(625)	(793)	(1,234)	(1,649)
Payoffs (2)	(3,601)	(4,253)	(6,759)	(8,292)
Changes in valuation inputs or assumptions (3)	6,188	(12,347)	10,335	(9,999)

Fair value, end of period:	$37,544	$45,061	$37,544	$45,061

Weighted-average life (years)	4.2	3.2	4.2	3.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Carrying value, beginning of period	$104,345	$85,895	$85,545	$72,434
New servicing assets created	9,465	8,069	18,750	18,356
Impairment (charge) / recovery	7,940	(6,665)	21,591	893
Amortization and other	(3,772)	(4,063)	(7,908)	(8,447)

Carrying value, end of period	$117,978	$83,236	$117,978	$83,236

Fair value, end of period	$129,050	$83,320	$129,050	$83,320

Weighted-average life (years)	6.4	3.6	6.4	3.6

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2013 and December 31, 2012, to changes in these assumptions follows:

	June 30, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.80%	$(2,280)	$(4,436)	19.52%	$(2,608)	$(5,051)
Spread over forward interest rate swap rates	1,233 bps	(1,560)	(3,120)	1,288 bps	(1,290)	(2,580)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2013 and December 31, 2012, to changes in these assumptions follows:

	June 30, 2013				December 31, 2012
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.40%		$(6,892)	$(13,474)	15.45%		$(4,936)	$(9,451)
Spread over forward interest rate swap rates	915	bps	(5,175)	(10,350)	940	bps	(3,060)	(6,119)

Total servicing fees included in mortgage banking income amounted to $10.9 million and $11.6 million for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, servicing fees totaled $22.1 million and $23.4 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.2 billion and $15.6 billion at June 30, 2013 and December 31, 2012, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2013 and 2012, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Carrying value, beginning of period	$30,436	$30,780	$35,606	$13,377
New servicing assets created	—	—	—	19,883
Amortization and other	(4,748)	(4,043)	(9,918)	(6,523)

Carrying value, end of period	$25,688	$26,737	$25,688	$26,737

Fair value, end of period	$25,742	$27,596	$25,742	$27,596

Weighted-average life (years)	3.8	4.5	3.8	4.5

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013				December 31, 2012
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.10%		$(795)	$(1,602)	13.80%		$(880)	$(1,771)
Spread over forward interest rate swap rates	500	bps	(13)	(27)	500	bps	(18)	(36)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $2.6 million and $2.1 million for the three-month periods ending June 30, 2013, and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, servicing income, net of amortization of capitalized servicing assets, amounted to $5.4 million and $3.3 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $2.0 billion and $2.5 billion at June 30, 2013 and December 31, 2012, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. A rollforward of goodwill by business segment for the first six-month period of 2013 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Regional & Commercial Banking	AFCRE	WGH	Treasury/ Other	Huntington Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments	—	—	—	—	—	—

Balance, end of period	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. No events or changes in circumstances since the October 1, 2012, annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed.

At June 30, 2013 and December 31, 2012, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2013
Core deposit intangible	$380,249	$(318,794)	$61,455
Customer relationship	106,974	(54,782)	52,192
Other	25,164	(24,937)	227

Total other intangible assets	$512,387	$(398,513)	$113,874

December 31, 2012
Core deposit intangible	$380,249	$(302,003)	$78,246
Customer relationship	104,574	(50,925)	53,649
Other	25,164	(24,902)	262

Total other intangible assets	$509,987	$(377,830)	$132,157

The estimated amortization expense of other intangible assets for the remainder of 2013 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2013	$20,773
2014	36,711
2015	20,549
2016	7,336
2017	6,854
2018	5,983

8. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, were as follows:

	Three Months Ended
	June 30, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$6,102	$(2,157)	$3,945
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(119,321)	42,105	(77,216)
Less: Reclassification adjustment for net losses (gains) included in net income	926	(327)	599

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(112,293)	39,621	(72,672)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(68)	21	(47)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(82,327)	28,815	(53,512)
Less: Reclassification adjustment for net (gains) losses included in net income	(4,459)	1,561	(2,898)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(86,786)	30,376	(56,410)

Amortization of net actuarial loss and prior service cost included in net income	8,227	(2,879)	5,348

Total other comprehensive income (loss)	$(190,920)	$67,139	$(123,781)

	Three Months Ended June 30, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$(713)	250	(463)
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	4,575	(1,661)	2,914
Less: Reclassification adjustment for net losses (gains) included in net income	(350)	123	(227)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	3,512	(1,288)	2,224

Net change in unrealized holding gains (losses) on available-for-sale equity securities	44	(15)	29
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	23,211	(8,117)	15,094
Less: Reclassification adjustment for net (gains) losses included in net income	1,932	(683)	1,249

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	25,143	(8,800)	16,343

Amortization of net actuarial loss and prior service cost included in net income	4,990	(1,747)	3,243

Total other comprehensive income	$33,689	$(11,850)	$21,839

	Six Months Ended June 30, 2013
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$11,996	$(4,242)	$7,754
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(128,019)	45,138	(82,881)
Less: Reclassification adjustment for net losses (gains) included in net income	1,231	(435)	796

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(114,792)	40,461	(74,331)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	152	(56)	96
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(98,254)	34,389	(63,865)
Less: Reclassification adjustment for net (gains) losses included in net income	(8,485)	2,970	(5,515)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(106,739)	37,359	(69,380)

Amortization of net actuarial loss and prior service cost included in net income	16,455	(5,759)	10,696

Total other comprehensive income	$(204,924)	$72,005	$(132,919)

	Six Months Ended June 30, 2012
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	6,252	(2,188)	4,064
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	31,362	(11,223)	20,139
Less: Reclassification adjustment for net losses (gains) included in net income	263	(92)	171

Net change in unrealized holding gains (losses) on available-for-sale debt securities	37,877	(13,503)	24,374

Net change in unrealized holding gains (losses) on available-for-sale equity securities	387	(135)	252
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(16,457)	5,759	(10,698)
Less: Reclassification adjustment for net (gains) losses included in net income	26,725	(9,353)	17,372

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	10,268	(3,594)	6,674

Amortization of net actuarial loss and prior service cost included in net income	9,979	(3,493)	6,486

Total other comprehensive income	$58,511	$(20,725)	$37,786

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2013:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(75,127)	96	(63,865)	—	(138,896)
Amounts reclassified from accumulated OCI	796	—	(5,515)	10,696	5,977

Period change	(74,331)	96	(69,380)	10,696	(132,919)

Balance, June 30, 2013	$(36,027)	$290	$(22,296)	$(225,703)	$(283,736)

(1)	Amount at June 30, 2013 and December 31, 2012 includes $0.1 million and $0.2 million, respectively, of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2013:

Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$60	$115	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	34	370	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(1,020)	(1,716)	Noninterest income - net gains (losses) on sale of securities

	(926)	(1,231)	Total before tax
	327	435	Tax (expense) benefit

	$(599)	$(796)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$4,374	$8,290	Interest income - loans and leases
Interest rate contracts	85	195	Noninterest income - other income

	4,459	8,485	Total before tax
	(1,561)	(2,970)	Tax (expense) benefit

	$2,898	$5,515	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(9,954)	$(19,909)	Noninterest expense - personnel costs
Prior service costs	1,727	3,454	Noninterest expense - personnel costs

	(8,227)	(16,455)	Total before tax
	2,879	5,759	Tax (expense) benefit

	$(5,348)	$(10,696)	Net of tax

9. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 14, 2013, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included an increase in the quarterly dividend per common share to $0.05, starting in the second quarter of 2013 and potential repurchase of up to $227 million of common stock through the first quarter of 2014. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2012.

During the three-month period ended June 30, 2013, Huntington repurchased a total of 10.0 million shares of common stock, at a weighted average share price of $7.50. Under both share repurchase programs, Huntington repurchased a total of 14.7 million shares of common stock during the six-month period ended June 30, 2013, at a weighted average share price of $7.36.

10. Earnings Per Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and six-month periods ended June 30, 2013 and 2012, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2013	2012	2013	2012
Basic earnings per common share:
Net income	$150,651	$152,706	$302,431	$305,976
Preferred stock dividends	(7,967)	(7,984)	(15,937)	(16,033)

Net income available to common shareholders	$142,684	$144,722	$286,494	$289,943
Average common shares issued and outstanding	834,730	862,261	837,917	863,380
Basic earnings per common share	$0.17	$0.17	$0.34	$0.34
Diluted earnings per common share
Net income available to common shareholders	$142,684	$144,722	$286,494	$289,943
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$142,684	$144,722	$286,494	$289,943
Average common shares issued and outstanding	834,730	862,261	837,917	863,380
Dilutive potential common shares:
Stock options and restricted stock units and awards	7,758	4,075	7,019	3,769
Shares held in deferred compensation plans	1,352	1,215	1,338	1,208
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	9,110	5,290	8,357	4,977

Total diluted average common shares issued and outstanding	843,840	867,551	846,274	868,357
Diluted earnings per common share	$0.17	$0.17	$0.34	$0.33

For the three-month periods ended June 30, 2013 and 2012, approximately 11.2 million and 17.7 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six-month periods ended June 30, 2013 and 2012, amounts not included in the computation of diluted earnings per share were 11.1 million and 17.7 million shares, respectively.

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At June 30, 2013, 24.2 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At June 30, 2013, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2013.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Assumptions
Risk-free interest rate	0.78%	1.10%	0.78%	1.10%
Expected dividend yield	2.83	2.36	2.83	2.37
Expected volatility of Huntington’s common stock	35.0	35.0	35.0	34.9
Expected option term (years)	5.5	6.0	5.5	6.0
Weighted-average grant date fair value per share	$1.71	$1.80	$1.71	$1.79

The following table illustrates total share-based compensation expense and related tax benefit for the six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation expense	$9,875	$7,517	$17,896	$12,820
Tax benefit	3,349	2,501	6,033	4,261

Huntington’s stock option activity and related information for the six-month period ended June 30, 2013, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	26,768	$8.87
Granted	3,273	7.06
Exercised	(1,238)	5.72
Forfeited/expired	(1,740)	9.92

Outstanding at June 30, 2013	27,063	$8.73	4.3	$36,984

Vested and expected to vest at June 30, 2013 (1)	12,249	$6.39	5.6	$18,112

Exercisable at June 30, 2013	13,491	$11.05	3.0	$17,271

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the six-month periods ended June 30, 2013 and 2012, cash received for the exercises of stock options was $7.1 million and $0.8 million, respectively. The tax benefit realized from stock option exercises was $0.7 million and less than $0.1 million for each respective period.

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of June 30, 2013, and activity for the six-month period ended June 30, 2013:

(amounts in thousands, except per share amounts)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	8,484	$6.40	694	$6.77
Granted	6,733	7.10	1,125	7.06
Vested	(477)	6.50	—	—
Forfeited	(569)	6.67	(170)	6.90

Nonvested at June 30, 2013	14,171	$6.72	1,649	$6.95

The weighted-average grant date fair value of nonvested shares granted for the six-month periods ended June 30, 2013 and 2012, were $7.10 and $6.71, respectively. The total fair value of awards vested was $3.1 million and $1.7 million during the six-month periods ended June 30, 2013, and 2012, respectively. As of June 30, 2013, the total unrecognized compensation cost related to nonvested awards was $70.6 million with a weighted-average expense recognition period of 2.7 years.

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

Subsequent to the end of the 2013 second quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013. As a result of the accounting treatment for the unamortized prior service pension cost and the change in the projected benefit obligation, an estimated one-time, non-cash, pre-tax gain of approximately $35 million, $0.03 per share, is expected to be recognized in the 2013 third quarter.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended June 30,		Post Retirement Benefits Three Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Service cost	$7,134	$6,217	$—	$—
Interest cost	7,307	7,304	215	337
Expected return on plan assets	(12,091)	(11,433)	—	—
Amortization of transition asset	—	(1)	—	—
Amortization of prior service cost	(1,442)	(1,442)	(338)	(338)
Amortization of gains (losses)	9,784	6,740	(150)	(83)
Settlements	1,500	1,750	—	—

Benefit expense	$12,192	$9,135	$(273)	$(84)

	Pension Benefits Six Months Ended June 30,		Post Retirement Benefits Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Service cost	$14,268	$12,434	$—	$—
Interest cost	14,614	14,608	431	675
Expected return on plan assets	(24,182)	(22,865)	—	—
Amortization of transition asset	—	(2)	—	—
Amortization of prior service cost	(2,884)	(2,884)	(676)	(676)
Amortization of gains (losses)	19,568	13,479	(300)	(166)
Settlements	3,000	3,500	—	—

Benefit expense	$24,384	$18,270	$(545)	$(167)

The Bank, as trustee, held all Plan assets at June 30, 2013 and December 31, 2012. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	June 30, 2013		December 31, 2012
Cash	$16,374	3%	$22	—%
Cash equivalents:
Huntington funds - money market	—	—	6,012	1
Fixed income:
Huntington funds - fixed income funds	78,110	12	84,688	13
Corporate obligations	164,539	26	149,241	24
U.S. Government Obligations	47,204	8	36,595	6
U.S. Government Agencies	6,539	1	7,511	1
Equities:
Huntington funds	265,904	43	312,479	49
Exchange Traded Funds	2,678	—	—	—
Huntington common stock	45,659	7	37,069	6
Other common stock	470	—	—	—

Fair value of plan assets	$627,477	100%	$633,617	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at June 30, 2013, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as level 2. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.
The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At June 30, 2013, Plan assets were invested 3% in cash and cash equivalents, 50% in equity investments, and 47% in bonds, with an average duration of 12 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. Subsequent to the end of the 2013 second quarter, the board of directors approved, and management communicated, a curtailment of the Company’s SRIP plan effective December 31, 2013.

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan.

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
SERP & SRIP	$1,187	$833	$2,379	$1,666
Defined contribution plan	4,569	4,128	8,944	8,586

Benefit cost	$5,756	$4,961	$11,323	$10,252

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2013
Assets
Loans held for sale	$—	$418,386	$—	$—	$418,386
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	5,668	—	—	5,668
Other securities	75,145	114	—	—	75,259

	75,145	5,782	—	—	80,927
Available-for-sale and other securities:
U.S. Treasury securities	51,778	—	—	—	51,778
Federal agencies: Mortgage-backed	—	3,502,077	—	—	3,502,077
Federal agencies: Other agencies	—	345,114	—	—	345,114
Municipal securities	—	513,563	58,100	—	571,663
Private-label CMO	—	19,908	32,926	—	52,834
Asset-backed securities	—	1,061,069	119,861	—	1,180,930
Covered bonds	—	286,911		—	286,911
Corporate debt	—	485,563	—	—	485,563
Other securities	18,846	3,770	—	—	22,616

	70,624	6,217,975	210,887	—	6,499,486
Automobile loans	—	—	91,140	—	91,140
MSRs	—	—	37,544	—	37,544
Derivative assets	47,821	259,971	1,581	(60,591)	248,782
Liabilities
Derivative liabilities	18,083	162,163	5,807	(46,556)	139,497
Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2012
Assets
Mortgage loans held for sale	$—	$452,949	$—	$—	$452,949
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	15,218	—	—	15,218
Other securities	75,729	258	—	—	75,987

	75,729	15,476	—	—	91,205
Available-for-sale and other securities:
U.S. Treasury securities	52,311	—	—	—	52,311
Federal agencies: Mortgage-backed	—	4,264,670	—	—	4,264,670
Federal agencies: Other agencies	—	359,626	—	—	359,626
Municipal securities	—	439,772	61,228	—	501,000
Private-label CMO	—	22,793	48,775	—	71,568
Asset-backed securities	—	919,046	110,037	—	1,029,083
Covered bonds	—	290,625	—	—	290,625
Corporate debt	—	668,142	—	—	668,142
Other securities	17,177	3,898	—	—	21,075

	69,488	6,968,572	220,040	—	7,258,100
Automobile loans	—	—	142,762	—	142,762
MSRs	—	—	35,202	—	35,202
Derivative assets	6,368	465,517	13,180	(99,368)	385,697
Liabilities
Derivative liabilities	6,813	228,312	478	(83,415)	152,188
Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,582	$9,006	$59,098	$45,546	$115,455	$116,039
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	1,962	(11,676)	—	29	(1,557)	(504)
Included in OCI	—	—	537	(814)	7,897	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	—	—
Repayments	—	—	—	—	—	(24,395)
Issues	—	—	—	—	—	—
Settlements	—	(1,556)	(1,535)	(1,581)	(1,934)	—

Closing balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$1,962	$(13,232)	$537	$(814)	$7,897	$(504)

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$62,454	$7,443	$85,447	$70,231	$125,696	$250,774
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(17,393)	5,496	—	(16)	40	(558)
Included in OCI	—	—	—	706	(2,615)	—
Purchases	—	—	—	—	—	—
Sales	—	—	(7,000)	—	—	—
Repayments	—	—	—	—	—	(40,185)
Issues	—	—	—	—	—	—
Settlements	—	(548)	(296)	(3,776)	(3,447)	—

Closing balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(17,393)	$4,949	$—	$706	$(2,615)	$(558)

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	2,342	(13,158)	—	(240)	(2,296)	633
Included in OCI	—	—	692	77	20,686	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	—	—
Repayments	—	—	—	—	—	(52,255)
Issues	—	—	—	—	—	—
Settlements	—	(3,770)	(3,820)	(5,432)	(8,566)	—

Closing balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$2,342	$(16,928)	$692	$77	$20,686	$633

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(19,940)	6,221	—	(1,006)	(136)	(650)
Included in OCI	—	—	—	4,879	5,178	—
Purchases	—	—	—	—	—	—
Sales	—	—	(7,000)	—	—	—
Repayments	—	—	—	—	—	(85,569)
Issues	—	—	—	—	—	—
Settlements	—	6,339	(9,941)	(9,092)	(7,066)	—

Closing balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(19,940)	$5,508	$—	$4,879	$5,178	$(650)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2013 and 2012:

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$1,962	$(11,676)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(1,020)	—
Interest and fee income	—	—	—	29	(537)	(1,165)
Noninterest income	—	—	—	—	—	661

Total	$1,962	$(11,676)	$—	$29	$(1,557)	$(504)

	Level 3 Fair Value Measurements
	Three Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(17,393)	$5,496	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(249)	—	—
Interest and fee income	—	—	—	233	40	(2,265)
Noninterest income	—	—	—	—	—	1,707

Total	$(17,393)	$5,496	$—	$(16)	$40	$(558)

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$2,342	$(13,158)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(1,379)	—
Interest and fee income	—	—	—	96	(917)	(2,024)
Noninterest income	—	—	—	—	—	2,657

Total	$2,342	$(13,158)	$—	$(240)	$(2,296)	$633

	Level 3 Fair Value Measurements
	Six Months Ended June 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(19,940)	$6,889	—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,485)	—	—
Interest and fee income	—	—	—	479	(136)	(4,289)
Noninterest income	—	(668)	—	—	—	3,639

Total	$(19,940)	$6,221	$—	$(1,006)	$(136)	$(650)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2013			December 31, 2012
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$418,386	$429,036	$(10,650)	$452,949	$438,254	$14,695
Automobile loans	91,140	88,662	2,478	142,762	140,916	1,846
Liabilities

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and six-month periods ended June 30, 2013 and 2012:

	Net gains (losses) from fair value changes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Assets
Mortgage loans held for sale	$(20,681)	$8,585	$(25,344)	$3,690
Automobile loans	(504)	(558)	632	(651)
Liabilities
Securitization trust notes payable	—	(579)	—	(1,922)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Assets
Automobile loans	$826	$2,012	$1,153	$2,578

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At June 30, 2013, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Six Months Ended June 30, 2013
Impaired loans	$18,721	$—	$—	$18,721	$(5,458)
Accrued income and other assets	21,066	—	—	21,066	(1,165)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At June 30, 2013, Huntington identified $18.7 million of impaired loans for which the fair value is recorded based upon collateral value. For the six-month period ended June 30, 2013, nonrecurring fair value impairment of $5.5 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At June 30, 2013, Huntington had $21.1 million of OREO assets. For the six-month period ended June 30, 2013, fair value losses of $1.2 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2013 and December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$37,544	Discounted cash flow	Constant prepayment rate (CPR)	7.0% - 42.0% (12.0%)
			Spread over forward interest rate swap rates	-437 - 4,569 (1,233)

Derivative assets	1,581	Consensus Pricing	Net market price	-8.3% - 11.5% (-1.0%)
Derivative liabilities	5,807		Estimated Pull thru %	50.0% - 90.0% (76.0%)

Municipal securities	58,100	Discounted cash flow	Discount rate	1.7% - 12.0% (3.2%)

Private-label CMO	32,926	Discounted cash flow	Discount rate	4.4% - 8.7% (7.0%)
			Constant prepayment rate (CPR)	9.2% - 26.7% (16.1%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss Severity	4.0% - 64.0% (32.1%)

Asset-backed securities	119,861	Discounted cash flow	Discount rate	4.0% - 15.8% (8.6%)
			Constant prepayment rate (CPR)	5.1% - 5.1% (5.1%)
			Cumulative prepayment rate	0.0% - 100.0% (17.1%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	0.8% - 100.0% (18.0%)
			Loss given default	85.0% - 100.0% (94.6%)
			Cure given deferral	0.0% - 90.0% (36.6%)
			Loss severity	48.0% - 68.0% (62.6%)

Automobile loans	91,140	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.3% - 5.0% (1.4%)

Impaired loans	18,721	Appraisal value	NA	NA

Other real estate owned	21,066	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$35,202	Discounted cash flow	Constant prepayment rate (CPR)	10.0% - 31.0% (20.0%)
			Spread over forward interest rate swap rates	-568 - 4,552 (1,288)

Derivative assets	13,180	Consensus Pricing	Net market price	-2.3% - 10.8% (3.0%)
Derivative liabilities	478		Estimated Pull thru %	38.0% - 89.0% (75.0%)

Municipal securities	61,228	Discounted cash flow	Discount rate	1.7% - 12.0% (3.1%)

Private-label CMO	48,775	Discounted cash flow	Discount rate	3.0% - 8.5% (6.2%)
			Constant prepayment rate (CPR)	5.1% - 26.7% (14.8%)
			Probability of default	0.1% - 4.0% (1.0%)
			Loss Severity	0.0% - 64.0% (27.8%)

Asset-backed securities	110,037	Discounted cash flow	Discount rate	4.5% - 16.6% (9.0%)
			Constant prepayment rate (CPR)	5.1% - 9.8% (5.3%)
			Cumulative prepayment rate	0.0% - 100.0% (6.9%)
			Constant default	0.3% - 4.0% (2.8%)
			Cumulative default	1.1% - 100.0% (20.1%)
			Loss given default	85.0% - 100.0% (92.4%)
			Cure given deferral	0.0% - 90.0% (34.7%)
			Loss severity	20.0% - 72.0% (64.9%)

Automobile loans	142,762	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.8% - 5.0% (4.0%)

Impaired loans	150,873	Appraisal value	—	—

Other real estate owned	28,097	Appraisal value	—	—

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,069,621	$1,069,621	$1,333,727	$1,333,727
Trading account securities	80,927	80,927	91,205	91,205
Loans held for sale	458,275	458,275	764,309	773,013
Available-for-sale and other securities	6,815,658	6,815,658	7,566,175	7,566,175
Held-to-maturity securities	2,172,229	2,166,749	1,743,876	1,794,105
Net loans and leases	41,006,771	39,356,382	39,959,350	38,401,965
Derivatives	248,782	248,782	385,697	385,697
Financial Liabilities:
Deposits	46,331,434	46,415,586	46,252,683	46,330,715
Short-term borrowings	630,405	623,551	589,814	584,671
Federal Home Loan Bank advances	983,420	983,420	1,008,959	1,008,959
Other long-term debt	155,126	154,578	158,784	156,719
Subordinated notes	1,114,368	1,129,481	1,197,091	1,183,827
Derivatives	139,497	139,497	152,188	152,188

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2013 and December 31, 2012:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	June 30, 2013
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	2,166,749	—	2,166,749
Net loans and leases	—	—	39,265,242	39,265,242
Financial liabilities
Deposits	—	40,542,678	5,872,908	46,415,586
Short-term borrowings	—	—	623,551	623,551
Other long-term debt	—	—	154,578	154,578
Subordinated notes	—	—	1,129,481	1,129,481

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2012
Financial Assets
Loans held for sale	$—	$—	$316,007	$316,007
Held-to-maturity securities	—	1,794,105	—	1,794,105
Net loans and leases	—	—	38,259,203	38,259,203
Financial liabilities
Deposits	—	39,136,127	7,194,588	46,330,715
Short-term borrowings	—	—	584,671	584,671
Other long-term debt	—	2,124	154,595	156,719
Subordinated notes	—	—	1,183,827	1,183,827

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2013, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,894,000	$8,894,000
Deposits	356,175	—	356,175
Subordinated notes	598,000	—	598,000
Other long-term debt	35,000	—	35,000

Total notional value at June 30, 2013	$989,175	$8,894,000	$9,883,175

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2013:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$8,894,000	2.7	$(38,240)	0.91%	0.37%

Total asset conversion swaps	8,894,000	2.7	(38,240)	0.91	0.37
Liability conversion swaps
Receive fixed - generic	989,175	3.6	73,638	3.37	0.37

Total liability conversion swaps	989,175	3.6	73,638	3.37	0.37

Total swap portfolio	$9,883,175	2.8	$35,398	1.16%	0.37%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $25.0 million and $27.7 million for the three-month periods ended June 30, 2013, and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, the net amounts resulted in an increase to net interest income of $50.1 million and $52.4 million, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2013, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at June 30, 2013 and December 31, 2012 of Huntington’s financial instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$60,591	$169,222
Interest rate contracts not designated as hedging instruments	199,380	296,295
Foreign exchange contracts not designated as hedging instruments	18,744	5,605
Commodities contracts not designated as hedging instruments	697	—

Total contracts	$279,412	$471,122

Liability derivatives included in accrued expenses and other liabilities

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$25,193	$—
Interest rate contracts not designated as hedging instruments	137,415	228,757
Foreign exchange contracts not designated as hedging instruments	16,760	4,655
Commodities contracts not designated as hedging instruments	604	—

Total contracts	$179,972	$233,412

Fair value hedges are established to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(1,560)	$(968)	$(3,314)	$(436)
Change in fair value of hedged deposits (1)	1,557	1,006	3,304	413
Change in fair value of interest rate swaps hedging subordinated notes (2)	(23,899)	14,516	(32,020)	5,759
Change in fair value of hedged subordinated notes (2)	23,899	(14,516)	32,020	(5,759)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(1,175)	631	(1,572)	284
Change in fair value of hedged other long-term debt (2)	1,175	(631)	1,572	(284)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and six-month periods ended June 30, 2013 and 2012 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2013	2012		2013	2012
Interest rate contracts
Loans	$(53,511)	$15,832	Interest and fee income - loans and leases	$(4,374)	$1,926
Investment Securities	—	(738)	Noninterest income - other income	(85)	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	6
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(53,511)	$15,094		$(4,459)	$1,932

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2013	2012		2013	2012
Interest rate contracts
Loans	$(63,849)	$(9,995)	Interest and fee income - loans and leases	$(8,290)	$26,712
Investment Securities	—	(703)	Interest and fee income - investment securities	(195)	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	13
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(63,849)	$(10,698)		$(8,485)	$26,725

During the next twelve months, Huntington expects to reclassify to earnings $27.6 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and six-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$620	$31	$908	$45
FHLB Advances	—	—	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2013 and December 31, 2012, were $65.4 million and $63.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $12.8 billion and $12.0 billion at June 30, 2013 and December 31, 2012, respectively. Huntington’s credit risks from derivative financial instruments used for trading purposes were $187.1 million and $296.1 million at the same dates, respectively.

Financial assets and liabilities that are offset in the Condensed Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 13. Huntington records these derivatives net of any master netting arrangement in the Unaudited Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

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

At June 30, 2013 and December 31, 2012, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $23.4 million and $17.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At June 30, 2013, Huntington pledged $162.1 million of investment securities and cash collateral to counterparties, while other counterparties pledged $106.5 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
June 30, 2013	Derivatives	$324,928	$(106,107)	$218,821	$(38,509)	$(7,424)	$172,888
December 31, 2012	Derivatives	473,374	(101,620)	371,754	(62,409)	(755)	308,590

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
June 30, 2013	Derivatives	$225,488	$(92,072)	$133,416	$(112,279)	$(4,116)	$17,021
December 31, 2012	Derivatives	235,664	(85,667)	149,997	(97,233)	(455)	52,309

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

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Derivative assets:
Interest rate lock agreements	$1,581	$13,180
Forward trades and options	28,380	763

Total derivative assets	29,961	13,943

Derivative liabilities:
Interest rate lock agreements	(5,362)	(33)
Forward trades and options	(719)	(2,158)

Total derivative liabilities	(6,081)	(2,191)

Net derivative asset (liability)	$23,880	$11,752

The total notional value of these derivative financial instruments at June 30, 2013 and December 31, 2012, was $0.7 billion and $2.3 billion, respectively. The total notional amount at June 30, 2013, corresponds to trading assets with a fair value of $2.0 million and trading liabilities with a fair value of $2.9 million. Total MSR hedging gains and (losses) for the three-month periods ended June 30, 2013 and 2012, were $(15.8) million and $19.8 million, respectively and $(23.6) million and $17.6 million for the six-month periods ended June 30, 2013 and 2012, respectively. Included in total MSR hedging gains and losses for the three-month periods ended June 30, 2013 and 2012 were net gains and (losses) related to derivative instruments of $(15.8) million and $19.8 million, respectively, and $(23.6) million and $17.6 million for the six-month periods ended June 30, 2013 and 2012, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

15. VIEs

Consolidated VIEs

Consolidated VIEs at June 30, 2013, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012:

	June 30, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$10,433	$123,872	$—	$134,305
Loans and leases	91,140	237,058	—	328,198
Allowance for loan and lease losses	—	(1,683)	—	(1,683)

Net loans and leases	91,140	235,375	—	326,515
Accrued income and other assets	395	765	277	1,437

Total assets	$101,968	$360,012	$277	$462,257

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	277	277

Total liabilities	$—	$—	$277	$277

	December 31, 2012
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$12,577	$91,113	$—	$103,690
Loans and leases	142,762	356,162	—	498,924
Allowance for loan and lease losses	—	(2,671)	—	(2,671)

Net loans and leases	142,762	353,491	—	496,253
Accrued income and other assets	617	1,353	288	2,258

Total assets	$155,956	$445,957	$288	$602,201

Liabilities:
Other long-term debt	$—	$2,086	$—	$2,086
Accrued interest and other liabilities	—	1	288	289

Total liabilities	$—	$2,087	$288	$2,375

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2013, and December 31, 2012:

	June 30, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$8,817	$—	$8,817
2012-2 Automobile Trust	10,346	—	10,346
2011 Automobile Trust	4,806	—	4,806
Tower Hill Securities, Inc.	84,449	65,000	84,449
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	345,226	127,673	345,226

Total	$467,408	$505,567	$453,644

	December 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$12,649	$—	$12,649
2012-2 Automobile Trust	13,616	—	13,616
2011 Automobile Trust	7,076	—	7,076
Tower Hill Securities, Inc.	87,075	65,000	87,075
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	391,878	152,047	391,878

Total	$526,058	$529,941	$512,294

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2013 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.98	%(2)	$111,816	$6,186
Huntington Capital II	0.90	(3)	54,593	3,093
Sky Financial Capital Trust III	1.67	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.68	(4)	74,320	2,320

Total			$312,894	$13,764

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at June 30, 2013, based on three month LIBOR + 0.70.
(3)	Variable effective rate at June 30, 2013, based on three month LIBOR + 0.625.
(4)	Variable effective rate at June 30, 2013, based on three month LIBOR + 1.40.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At June 30, 2013 and December 31, 2012, Huntington had gross investment commitments of $493.4 million (net of amortization: $345.2 million) and $532.1 million (net of amortization: $391.9 million), respectively, of which $365.8 million and $380.0 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at June 30, 2013 and December 31, 2012, were as follows:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$9,814,313	$9,209,094
Consumer	6,196,952	6,189,447
Commercial real estate	767,082	797,605
Standby letters-of-credit	457,662	514,705

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.3 million and $1.4 million at June 30, 2013 and December 31, 2012, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2013, Huntington had $458 million of standby letters-of-credit outstanding, of which 81% were collateralized. Included in this $458 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of June 30, 2013, approximately $45 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $390 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $23 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At June 30, 2013 and December 31, 2012, Huntington had commitments to sell residential real estate loans of $745.4 million and $849.8 million, respectively. These contracts mature in less than one year.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006, 2007, 2008 and 2009 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. In 2011, Management entered into discussions with the Appeals Division of the IRS for the 2006 and 2007 tax returns. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Various state and other jurisdictions remain open to examination for tax years 2006 and forward.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At June 30, 2013, Huntington had gross unrecognized tax benefits of $6.2 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.4 million as of June 30, 2013. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. It is reasonably possible that the liability for unrecognized tax benefits could decrease in the next twelve months. Management estimates that the liability for unrecognized tax benefits could decrease $5 to $6 million due to a change regarding the technical merits of certain tax positions taken.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at June 30, 2013. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2012 Form 10-K for events occurring through the date of this filing:

The Bank has been a defendant in three lawsuits, which collectively may be material, arising from its commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the IRS raided the Cyberco facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions while, in fact, no computer equipment was ever purchased or leased from Teleservices which proved to be a shell corporation.

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, which alleged that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleged that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleged that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013, and the Sixth Circuit Court of Appeals affirmed the District Court’s judgment in an opinion issued on April 8, 2013. The plaintiffs then filed a motion for rehearing en banc, which the Sixth Circuit denied on May 30, 2013.

The Bank is also involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleged was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleged preferential transfers in the amount of approximately $1.2 million. The Bankruptcy Court ordered the case to be tried in July 2012, and entered a pretrial order governing all pretrial conduct. The Bank filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

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

17. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows::

Balance Sheets	June 30,	December 31,
(dollar amounts in thousands)	2013	2012
Assets
Cash and cash equivalents	$921,099	$921,471
Due from The Huntington National Bank	—	207,414
Due from non-bank subsidiaries	66,552	78,006
Investment in The Huntington National Bank	4,945,666	4,754,886
Investment in non-bank subsidiaries	795,060	774,055
Accrued interest receivable and other assets	158,151	131,358

Total assets	$6,886,528	$6,867,190

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	643,277	662,894
Dividends payable, accrued expenses, and other liabilities	459,736	414,085

Total liabilities	1,103,013	1,076,979

Shareholders’ equity (1)	5,783,515	5,790,211

Total liabilities and shareholders’ equity	$6,886,528	$6,867,190

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Six Months Ended
Statements of Income	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	—	—	—	8,450
Interest from
The Huntington National Bank	936	10,703	5,087	23,589
Non-bank subsidiaries	796	1,592	1,618	3,225
Other	517	404	913	817

Total income	2,249	12,699	7,618	36,081

Expense
Personnel costs	14,797	10,488	28,210	20,201
Interest on borrowings	2,433	8,294	8,550	17,473
Other	9,803	7,269	14,867	14,848

Total expense	27,033	26,051	51,627	52,522

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(24,784)	(13,352)	(44,009)	(16,441)
Provision (benefit) for income taxes	(6,164)	(148)	(14,016)	(11,240)

Income (loss) before equity in undistributed net income of subsidiaries	(18,620)	(13,204)	(29,993)	(5,201)
Increase (decrease) in undistributed net income of:
The Huntington National Bank	163,401	158,536	319,037	300,960
Non-bank subsidiaries	5,870	7,374	13,387	10,217

Net income	$150,651	$152,706	$302,431	$305,976

Other comprehensive income (loss) (1)	(123,781)	21,839	(132,919)	37,786

Comprehensive income	$26,870	$174,545	$169,512	$343,762

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Six Months Ended
Statements of Cash Flows	June 30,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$302,431	$305,976
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(340,189)	(327,875)
Depreciation and amortization	143	129
Other, net	47,556	83,764

Net cash provided by (used for) operating activities	9,941	61,994

Investing activities
Repayments from subsidiaries	227,987	233,648
Advances to subsidiaries	(2,150)	(20,103)

Net cash provided by (used for) investing activities	225,837	213,545

Financing activities
Payment of borrowings	(50,000)	(85,475)
Dividends paid on stock	(83,512)	(84,869)
Repurchases of common stock	(108,798)	(40,230)
Other, net	6,160	86

Net cash provided by (used for) financing activities	(236,150)	(210,488)

Change in cash and cash equivalents	(372)	65,051
Cash and cash equivalents at beginning of period	921,471	917,954

Cash and cash equivalents at end of period	$921,099	$983,005

Supplemental disclosure:
Interest paid	$8,550	$17,473

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

Wealth Advisors, Government Finance, and Home Lending: This segment consists of our wealth management, government banking, and home lending businesses. In wealth management, Huntington provides financial services to high net worth clients in our primary banking markets and Florida. Huntington provides these services through a unified sales team, which consists of private bankers, trust officers, and investment advisors. Aligned with the eleven regional commercial banking markets, this coordinated service model delivers products and services directly and through the other segment product partners. A fundamental point of differentiation is our commitment to be in the market, working closely with clients and their other advisors to identify needs, offer solutions and provide ongoing advice in an optimal client relationship.

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

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2013, December 31, 2012, and June 30, 2012, reported results by business segment:

	Three Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2013
Net interest income	$204,560	67,945	87,661	42,631	22,140	$424,937
Provision for credit losses	25,477	(387)	(5,302)	4,933	1	24,722
Noninterest income	98,614	33,929	7,891	76,051	32,170	248,655
Noninterest expense	236,875	54,739	37,306	94,361	22,584	445,865
Income taxes	14,288	16,633	22,242	6,786	(7,595)	52,354

Net income	$26,534	$30,889	$41,306	$12,602	$39,320	$150,651

2012
Net interest income	$221,645	67,919	86,862	48,386	4,150	$428,962
Provision for credit losses	16,047	24,329	(4,828)	971	1	36,520
Noninterest income	97,739	35,470	10,299	80,593	29,718	253,819
Noninterest expense	240,385	51,691	38,526	94,022	19,645	444,269
Income taxes	22,033	9,579	22,212	11,895	(16,433)	49,286

Net income	$40,919	$17,790	$41,251	$22,091	$30,655	$152,706

	Six Months Ended June 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2013
Net interest income	$409,809	137,344	175,731	86,299	39,924	$849,107
Provision for credit losses	58,017	(7,627)	(12,802)	16,726	—	54,314
Noninterest income	184,578	64,231	16,246	170,705	65,104	500,864
Noninterest expense	477,044	107,154	74,217	186,353	43,890	888,658
Income taxes	20,764	35,717	45,697	18,874	(16,484)	104,568

Net income	$38,562	$66,331	$84,865	$35,051	$77,622	$302,431

2012
Net interest income	$442,946	132,121	177,192	95,215	(1,303)	$846,171
Provision for credit losses	64,886	37,609	(47,082)	15,512	1	70,926
Noninterest income	186,995	67,403	45,018	168,231	71,492	539,139
Noninterest expense	475,246	97,558	77,365	184,939	71,837	906,945
Income taxes	31,433	22,525	67,174	22,048	(41,717)	101,463

Net income	$58,376	$41,832	$124,753	$40,947	$40,068	$305,976

	Assets at		Deposits at
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Retail & Business Banking	$14,369,686	$14,362,630	$28,209,069	$28,367,264
Regional & Commercial Banking	11,884,929	11,540,966	5,639,029	5,862,858
AFCRE	12,533,086	12,085,128	1,021,396	995,035
WGH	7,683,464	7,570,256	10,069,230	9,507,785
Treasury / Other	9,642,522	10,594,205	1,392,710	1,519,741

Total	$56,113,687	$56,153,185	$46,331,434	$46,252,683

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	2,031,755	$7.03	2,031,755	$212,721,695
May 1, 2013 to May 31, 2013	4,344,471	7.61	6,376,226	179,665,498
June 1, 2013 to June 30, 2013	3,619,498	7.64	9,995,724	152,002,102

Total	9,995,724	$7.50	9,995,724	$152,002,102

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 14, 2013, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $227 million shares of common stock, starting in the second quarter of 2013 through the first quarter of 2014. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2013 second quarter, Huntington repurchased a total of 10.0 million shares at a weighted average share price of $7.50.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders - reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	Schedule identifying material details of Executive Agreements.

10.2 *	Huntington Bancshares Incorporated Executive Agreement

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101 **	The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: July 29, 2013	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: July 29, 2013	/s/ David S. Anderson
David S. Anderson
Interim Chief Financial Officer