Form 10-Q
period 2013-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2013-11-07
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2013

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

There were 830,517,677 shares of Registrant’s common stock ($0.01 par value) outstanding on October 31, 2013.

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

Our discussion is divided into key segments:

•

Executive Overview—Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the next several quarters.

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

EXECUTIVE OVERVIEW

Summary of 2013 Third Quarter Results

For the quarter, we reported net income of $178.5 million, or $0.20 per common share, compared with $150.7 million, or $0.17 per common share, in the prior quarter (see Table 1).

Fully-taxable equivalent net interest income was $431.5 million for the quarter, unchanged from the prior quarter. The results reflected a $0.1 billion increase in average earning assets, as well as an additional day in the quarter. These were offset by a 4 basis point decrease in the net interest margin. The primary items affecting the net interest margin were a 4 basis point negative impact from the mix and yield of earning assets, a 3 basis point negative impact of the $750 million of debt issued during the quarter, and a 3 basis point positive impact from lower cost of deposits.

The provision for credit losses decreased $13.3 million, or 54%, from the prior quarter. This quarter, we introduced an enhanced allowance methodology, which incorporates an enhanced commercial risk rating system. The combination of the enhanced methodology and continued improvement in overall asset quality resulted in a reduction in the ACL to loans ratio of 1.72%, compared to 1.86% in the prior quarter. The ACL as a percentage of period-end NALs increased 6 percentage points to 220%. NALs declined by $30.4 million, or 8%, to $333.1 million, or 0.78% of total loans. The decreases primarily reflected meaningful improvement in both C&I and CRE NALs.

Noninterest income increased $1.8 million, or 1%, from the prior quarter. The increase reflected the $8.0 million, or 31%, increase in other noninterest income, primarily related to fees associated with commercial loan activity, and the $4.9 million, or 7%, increase in service charges on deposit accounts, resulting from household and commercial relationship growth. These were offset by a $10.0 million, or 30%, decrease in mortgage banking income due to lower origination volume, and the $3.0 million, or 15%, decrease in brokerage income due to typical seasonal trends.

Noninterest expense decreased $22.5 million, or 5%, from the prior quarter. The decrease reflected the $34.5 million, or 13%, decrease in personnel costs, which included a significant item of $33.9 million from the pension curtailment gain and $6.6 million of branch consolidation and severance expense. These were partially offset by a $7.9 million, or 29%, increase in net occupancy, and a $3.2 million, or 13%, increase in equipment, which combined included a significant item of $9.5 million for branch consolidation and facilities optimization related costs. In addition, outside services included a significant item of $0.5 million for branch consolidation and facilities optimization related costs.

The tangible common equity to tangible asset ratio increased to 9.02% from 8.78% at the end of the prior quarter, resulting primarily from earnings retention. Our Tier 1 common risk-based capital ratio at quarter end was 10.85%, up from 10.71% at the end of the prior quarter. The regulatory Tier 1 risk-based capital ratio at September 30, 2013 was 12.36%, up from 12.24% at June 30, 2013. All capital ratios were impacted by the repurchase of 2.0 million common shares over the quarter at an average price per share of $8.18.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

Our third-quarter results demonstrated that our unique products and services are driving robust organic customer acquisition across our commercial and consumer customer base, while delivering stable returns to shareholders. Through our disciplined investments in fee-income businesses in conjunction with prudent expense management, we have been able to deliver modest positive operating leverage for the first nine months of the year.

During the quarter, we successfully launched our consumer credit card product. The third quarter was also a time of continuing household growth, particularly within our in-store branches, and marked a return to stability for our commercial real estate loan portfolio. Our performance benefited from ongoing improvement within our core Midwestern economies. We also made progress in managing expenses, including one-time savings attributable to pension curtailment, rightsizing of some investments, and the consolidation of 22 branch locations.

Economy

While we are optimistic about continuing indicators of economic improvement supporting our performance for the next several quarters, we must face the headwinds related to the yield curve, regulatory environment, and ongoing uncertainty in Washington.

Legislative and Regulatory

Regulatory reforms continue to be issued, which impose additional restrictions on current business practices. Recent items affecting us include the Federal Reserve’s Capital Plan Review and the recently issued final Basel III capital rule.

Capital Plans Rule / Supervisory and Company-Run Stress Test Requirements – The Federal Reserve issued two interim final rules on September 24, 2013, that are intended to clarify how we should incorporate the Basel III regulatory capital reforms into our capital projections during the next cycle of capital plan submissions and stress tests. The planning horizon for the next capital planning and stress testing cycle encompasses the 2013 fourth quarter through the 2015 fourth quarter. Rules to implement the Basel III capital reforms in the United States were finalized in July 2013, and will be phased-in beginning in 2015 for us under the standardized approach. As such, the next CCAR cycle, which began October 1, 2013, overlaps with the implementation of the Basel III capital reforms based on the required 9-quarter capital projections. The interim final rules clarify that banking organizations with $50 billion or more in total consolidated assets, including us, must incorporate the revised capital framework into the capital planning projections and into the stress tests required under the Dodd-Frank Act using the transition paths established in the Basel III final rule. The rule also clarifies that for the upcoming cycle, capital adequacy at large banking organizations, including us, would continue to be assessed against a minimum 5 percent tier 1 common ratio calculated in the same manner as under previous stress tests and capital plan submissions, ensuring consistency with those previous exercises. The interim final rules became effective upon issuance, but the Federal Reserve will accept comments on the rules through November 25, 2013.

Basel III Capital rules for U.S. banking organizations – On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

Following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015 until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1,	January 1,	January 1,	January 1,	January 1,
	2015	2016	2017	2018	2019
Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The final rule emphasizes Tier 1 Common capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

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

Approximately $50.0 million of our Tier 1 risk-based capital of $6.0 billion at September 30, 2013 consisted of the outstanding Class C preferred securities of our REIT subsidiary, Huntington Preferred Capital, Inc. (HPCI). Based on our review of the Basel III final rule, it is likely that when Basel III becomes effective, the HPCI Class C preferred securities will no longer constitute Tier 1 capital for us or the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, HPCI would have the right to redeem the outstanding Class C preferred securities. In the event HPCI redeems the Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

Expectations

Net interest income is expected to modestly grow over the next several quarters. We anticipate an increase in earning assets as total loans modestly grow and investment securities increase in preparation for the new liquidity rules. However, those benefits to net interest income are expected to be partially offset by continued modest downward pressure on NIM until the short end of the yield curve begins to move higher. Full-year 2013 NIM is not expected to fall below the mid 3.30%’s. While we are maintaining a disciplined approach to loan pricing, asset yields remain under pressure, and that is partially offset by the continued deposit repricing and mix shift.

The C&I portfolio is expected to see growth consistent with an anticipated increase in customer activity. Our C&I loan pipeline remains robust with much of this reflecting the positive impact from our investments in specialized commercial verticals, focused OCR sales process, and continued support of middle market and small business lending. Automobile loan originations remain strong, and we currently do not anticipate any automobile securitizations in the near future. Residential mortgages, home equity, and CRE loan balances are expected to increase modestly.

We anticipate the increase in total loans will outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, when compared to recent levels, is expected to be relatively flat, excluding the impact of any automobile loan sales, any net MSR activity, and typical first quarter seasonality.

Expenses, excluding the $17 million of Significant Items, are expected to modestly increase due to higher depreciation, personnel, occupancy, and equipment expense related to our continued modest pace of investments. We continue to evaluate additional cost saving opportunities, and an additional $6 million of branch consolidation expense is expected in the 2013 fourth quarter from previously announced actions. We remain committed to posting positive operating leverage for the 2013 full year.

NPAs are expected to show continued improvement. This quarter, NCOs were at the high end of our expected normalized range of 35 to 55 basis points. The level of provision for credit losses was below our long-term expectation, and we continue to expect some quarterly volatility.

The effective tax rate for 2013 is expected to be in the range of 25% to 27%, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments, and general business credits.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2013			2012
(dollar amounts in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$462,912	$462,582	$465,319	$478,995	$483,787
Interest expense	38,060	37,645	41,149	44,940	53,489

Net interest income	424,852	424,937	424,170	434,055	430,298
Provision for credit losses	11,400	24,722	29,592	39,458	37,004

Net interest income after provision for credit losses	413,452	400,215	394,578	394,597	393,294

Service charges on deposit accounts	72,918	68,009	60,883	68,083	67,806
Mortgage banking income	23,621	33,659	45,248	61,711	44,614
Trust services	30,470	30,666	31,160	31,388	29,689
Electronic banking	24,282	23,345	20,713	21,011	22,135
Brokerage income	16,532	19,546	17,995	17,415	16,526
Insurance income	17,269	17,187	19,252	17,268	17,792
Gain on sale of loans	5,063	3,348	2,616	20,690	6,591
Bank owned life insurance income	13,740	15,421	13,442	13,767	14,371
Capital markets fees	12,825	12,229	7,834	12,694	11,596
Securities gains (losses)	98	(410)	(509)	863	4,169
Other income	33,685	25,655	33,575	32,761	25,778

Total noninterest income	250,503	248,655	252,209	297,651	261,067

Personnel costs	229,326	263,862	258,895	253,952	247,709
Outside data processing and other services	49,313	49,898	49,265	48,699	50,396
Net occupancy	35,591	27,656	30,114	29,008	27,599
Equipment	28,191	24,947	24,880	26,580	25,950
Deposit and other insurance expense	11,155	13,460	15,490	16,327	15,534
Professional services	12,487	9,341	7,192	22,514	17,510
Marketing	12,271	14,239	10,971	16,456	16,842
Amortization of intangibles	10,362	10,362	10,320	11,647	11,431
OREO and foreclosure expense	2,053	(271)	2,666	4,233	4,982
Loss (Gain) on early extinguishment of debt	—	—	—	—	1,782
Other expense	32,587	32,371	33,000	41,212	38,568

Total noninterest expense	423,336	445,865	442,793	470,628	458,303

Income before income taxes	240,619	203,005	203,994	221,620	196,058
Provision for income taxes	62,132	52,354	52,214	54,341	28,291

Net income	$178,487	$150,651	$151,780	$167,279	$167,767

Dividends on preferred shares	7,967	7,967	7,970	7,973	7,983

Net income applicable to common shares	$170,520	$142,684	$143,810	$159,306	$159,784

Average common shares—basic	830,398	834,730	841,103	847,220	857,871
Average common shares—diluted	841,025	843,840	848,708	853,306	863,588
Net income per common share—basic	$0.21	$0.17	$0.17	$0.19	$0.19
Net income per common share—diluted	0.20	0.17	0.17	0.19	0.19
Cash dividends declared per common share	0.05	0.05	0.04	0.04	0.04
Return on average total assets	1.27%	1.08%	1.10%	1.19%	1.19%
Return on average common shareholders’ equity	12.3	10.4	10.7	11.6	11.9
Return on average tangible common shareholders’ equity (2)	14.1	12.0	12.4	13.5	13.9
Net interest margin (3)	3.34	3.38	3.42	3.45	3.38
Efficiency ratio (4)	60.6	64.0	63.3	62.3	64.5
Effective tax rate	25.8	25.8	25.6	24.5	14.4
Revenue—FTE

Net interest income	$424,852	$424,937	$424,170	$434,055	$430,298
FTE adjustment	6,634	6,587	5,923	5,470	5,254

Net interest income (3)	431,486	431,524	430,093	439,525	435,552
Noninterest income	250,503	248,655	252,209	297,651	261,067

Total revenue (3)	$681,989	$680,179	$682,302	$737,176	$696,619

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2—Selected Year to Date Income Statement Data(1)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except per share amounts)	2013	2012	Amount	Percent
Interest income	$1,390,813	$1,451,268	$(60,455)	(4)%
Interest expense	116,854	174,799	(57,945)	(33)

Net interest income	1,273,959	1,276,469	(2,510)	—
Provision for credit losses	65,714	107,930	(42,216)	(39)

Net interest income after provision for credit losses	1,208,245	1,168,539	39,706	3

Service charges on deposit accounts	201,810	194,096	7,714	4
Mortgage banking income	102,528	129,381	(26,853)	(21)
Trust services	92,296	90,509	1,787	2
Electronic banking	68,340	61,279	7,061	12
Brokerage income	54,073	54,811	(738)	(1)
Insurance income	53,708	54,051	(343)	(1)
Gain on sale of loans	11,027	37,492	(26,465)	(71)
Bank owned life insurance income	42,603	42,275	328	1
Capital markets fees	32,888	34,652	(1,764)	(5)
Securities gains (losses)	(821)	3,906	(4,727)	(121)
Other income	92,915	97,754	(4,839)	(5)

Total noninterest income	751,367	800,206	(48,839)	(6)

Personnel costs	752,083	734,241	17,842	2
Outside data processing and other services	148,476	141,556	6,920	5
Net occupancy	93,361	82,152	11,209	14
Equipment	78,018	76,367	1,651	2
Deposit and other insurance expense	40,105	52,003	(11,898)	(23)
Professional services	29,020	43,244	(14,224)	(33)
Marketing	37,481	47,807	(10,326)	(22)
Amortization of intangibles	31,044	34,902	(3,858)	(11)
OREO and foreclosure expense	4,448	14,038	(9,590)	(68)
Gain on early extinguishment of debt	—	(798)	798	(100)
Other expense	97,958	139,736	(41,778)	(30)

Total noninterest expense	1,311,994	1,365,248	(53,254)	(4)

Income before income taxes	647,618	603,497	44,121	7
Provision for income taxes	166,700	129,754	36,946	28

Net income	$480,918	$473,743	$7,175	2%

Dividends declared on preferred shares	23,904	24,016	(112)	—

Net income applicable to common shares	$457,014	$449,727	$7,287	2%

Average common shares—basic	835,410	861,543	(26,133)	(3)%
Average common shares—diluted	844,524	866,768	(22,244)	(3)
Per common share
Net income per common share—basic	$0.55	$0.52	$0.03	6%
Net income per common share—diluted	0.54	0.52	0.02	4
Cash dividends declared	0.14	0.12	0.02	17
Revenue—FTE
Net interest income	$1,273,959	$1,276,469	$(2,510)	—%
FTE adjustment	19,144	14,936	4,208	28

Net interest income (2)	1,293,103	1,291,405	1,698	—
Noninterest income	751,367	800,206	(48,839)	(6)

Total revenue (2)	$2,044,470	$2,091,611	$(47,141)	(2)%

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Pension Curtailment Gain. During the 2013 third quarter, a $33.9 million pension curtailment gain was recorded in personnel costs. This resulted in a positive impact of $0.03 per common share for both the quarterly and year-to-date basis.

2.	Franchise Repositioning Related Expense. During the 2013 third quarter, $16.6 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.01 per common share for both the quarterly and year-to-date basis.

3.	Litigation Reserve. During the 2012 first quarter, $23.5 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.02 per common share in 2012 for both the quarterly and year-to-date basis.

4.	Bargain Purchase Gain. During the 2012 first quarter, an $11.4 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share for both the quarterly and year-to-date basis.

5.	State deferred tax asset valuation allowance adjustment. During the 2012 third quarter, a valuation allowance of $19.5 million (net of tax) was released for the portion of the deferred tax asset and state net operating loss carryforwards expected to be realized. This resulted in a positive impact of $0.02 per common share for both the quarterly and year-to-date basis.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	September 30, 2013		June 30, 2013		September 30, 2012
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$178,487		$150,651		$167,767
Earnings per share, after-tax		$0.20		$0.17		$0.19
Change from prior quarter—$		0.03		—		0.02
Change from prior quarter—%		18%		—%		12%
Change from year-ago—$		$0.01		$—		$0.03
Change from year-ago—%		5%		—%		19%
Pension curtailment gain	33,926	0.03	—	—	—	—
Franchise repositioning related expense	(16,552)	(0.01)	—	—	—	—

(1)	Pretax unless otherwise noted.
(2)	After-tax.

	Nine Months Ended
	September 30, 2013		September 30, 2012
(dollar amounts in thousands)	After-tax	EPS (2)	After-tax	EPS (2)
Net income	$480,918		$473,743
Earnings per share, after-tax		$0.54		$0.52
Change from a year-ago—$		0.02		0.07
Change from a year-ago—%		4%		16%

Significant Items - favorable (unfavorable) impact:	Earnings (1)	EPS (2)	Earnings (1)	EPS (2)
Pension curtailment gain	$33,926	$0.03	$—	$—
Franchise repositioning related expense	(16,552)	(0.01)	—	—
State deferred tax asset valuation allowance adjustment (2)	—	—	19,513	0.02
Bargain purchase gain	—	—	11,409	0.01
Litigation reserves addition	—	—	(23,500)	(0.02)

(1)	Pretax unless otherwise noted.
(2)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2013			2012		3Q13 vs. 3Q12
(dollar amounts in millions)	Third	Second	First	Fourth	Third	Amount	Percent
Assets:
Interest-bearing deposits in banks	$54	$84	$72	$73	$82	$(28)	(34)%
Loans held for sale	379	678	709	840	1,829	(1,450)	(79)
Securities:
Available-for-sale and other securities:
Taxable	6,040	6,728	6,964	7,131	8,014	(1,974)	(25)
Tax-exempt	565	591	549	492	423	142	34

Total available-for-sale and other securities	6,605	7,319	7,513	7,623	8,437	(1,832)	(22)
Trading account securities	76	84	85	97	66	10	15
Held-to-maturity securities—taxable	2,139	1,711	1,717	1,652	796	1,343	169

Total securities	8,820	9,114	9,315	9,372	9,299	(479)	(5)

Loans and leases: (1)
Commercial:
Commercial and industrial	17,032	17,033	16,954	16,507	16,343	689	4
Commercial real estate:
Construction	565	586	598	576	569	(4)	(1)
Commercial	4,345	4,429	4,694	4,897	5,153	(808)	(16)

Commercial real estate	4,910	5,015	5,292	5,473	5,722	(812)	(14)

Total commercial	21,942	22,048	22,246	21,980	22,065	(123)	(1)

Automobile	6,075	5,283	4,833	4,486	4,065	2,010	49
Home equity	8,341	8,263	8,395	8,345	8,369	(28)	—
Residential mortgage	5,256	5,225	4,978	5,155	5,177	79	2
Other consumer	380	461	412	431	444	(64)	(14)

Total consumer	20,052	19,232	18,618	18,417	18,055	1,997	11

Total loans and leases	41,994	41,280	40,864	40,397	40,120	1,874	5
Allowance for loan and lease losses	(717)	(746)	(772)	(783)	(855)	138	(16)

Net loans and leases	41,277	40,534	40,092	39,614	39,265	2,012	5

Total earning assets	51,247	51,156	50,960	50,682	51,330	(83)	—

Cash and due from banks	944	940	904	1,459	960	(16)	(2)
Intangible assets	552	563	571	581	597	(45)	(8)
All other assets	3,889	3,976	4,065	4,115	4,106	(217)	(5)

Total assets	$55,915	$55,889	$55,728	$56,054	$56,138	$(223)	—%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$13,088	$12,879	$12,165	$13,121	$12,329	$759	6%
Demand deposits—interest-bearing	5,763	5,927	5,977	5,843	5,814	(51)	(1)

Total demand deposits	18,851	18,806	18,142	18,964	18,143	708	4
Money market deposits	15,739	15,069	15,045	14,749	14,515	1,224	8
Savings and other domestic deposits	5,007	5,115	5,083	4,960	4,975	32	1
Core certificates of deposit	4,176	4,778	5,346	5,637	6,131	(1,955)	(32)

Total core deposits	43,773	43,768	43,616	44,310	43,764	9	—
Other domestic time deposits of $250,000 or more	268	324	360	359	300	(32)	(11)
Brokered deposits and negotiable CDs	1,553	1,779	1,697	1,756	1,878	(325)	(17)
Deposits in foreign offices	376	316	340	342	356	20	6

Total deposits	45,970	46,187	46,013	46,767	46,298	(328)	(1)
Short-term borrowings	710	701	762	1,012	1,329	(619)	(47)
Federal Home Loan Bank advances	549	757	686	42	107	442	413
Subordinated notes and other long-term debt	1,753	1,292	1,348	1,374	1,638	115	7

Total interest-bearing liabilities	35,894	36,058	36,644	36,074	37,043	(1,149)	(3)

All other liabilities	1,054	1,064	1,085	1,017	1,035	19	2
Shareholders’ equity	5,879	5,888	5,834	5,842	5,731	148	3

Total liabilities and shareholders’ equity	$55,915	$55,889	$55,728	$56,054	$56,138	$(223)	—%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2013			2012
	Third	Second	First	Fourth	Third
Assets
Interest-bearing deposits in banks	0.07%	0.27%	0.16%	0.28%	0.21%
Loans held for sale	3.89	3.39	3.22	3.18	3.18
Securities:
Available-for-sale and other securities:
Taxable	2.34	2.29	2.31	2.32	2.29
Tax-exempt	4.04	3.94	3.96	4.03	4.15

Total available-for-sale and other securities	2.48	2.42	2.43	2.43	2.39
Trading account securities	0.23	0.60	0.50	1.01	1.07
Held-to-maturity securities—taxable	2.29	2.29	2.29	2.24	2.81

Total securities	2.41	2.38	2.39	2.38	2.41

Loans and leases: (3)
Commercial:
Commercial and industrial	3.68	3.75	3.83	3.88	3.90
Commercial real estate:
Construction	3.91	3.93	4.05	4.13	3.84
Commercial	4.10	4.13	4.00	4.20	3.85

Commercial real estate	4.08	4.09	4.01	4.19	3.85

Total commercial	3.77	3.83	3.87	3.96	3.89

Consumer:
Automobile	3.80	3.96	4.28	4.52	4.87
Home equity	4.10	4.16	4.20	4.24	4.27
Residential mortgage	3.81	3.82	3.97	4.07	4.02
Other consumer	6.98	6.66	7.05	7.16	7.16

Total consumer	3.99	4.07	4.22	4.33	4.40

Total loans and leases	3.87	3.95	4.03	4.13	4.12

Total earning assets	3.64%	3.68%	3.75%	3.80%	3.79%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.04	0.04	0.05	0.07

Total demand deposits	0.01	0.01	0.01	0.02	0.02
Money market deposits	0.26	0.24	0.23	0.27	0.33
Savings and other domestic deposits	0.25	0.27	0.30	0.33	0.37
Core certificates of deposit	1.05	1.13	1.19	1.21	1.25

Total core deposits	0.32	0.34	0.37	0.41	0.47
Other domestic time deposits of $250,000 or more	0.44	0.50	0.52	0.61	0.68
Brokered deposits and negotiable CDs	0.55	0.62	0.67	0.71	0.71
Deposits in foreign offices	0.14	0.14	0.17	0.18	0.18

Total deposits	0.33	0.36	0.38	0.42	0.48
Short-term borrowings	0.09	0.10	0.12	0.14	0.16
Federal Home Loan Bank advances	0.14	0.14	0.18	1.20	0.50
Subordinated notes and other long-term debt	2.29	2.35	2.54	2.55	2.91

Total interest-bearing liabilities	0.42%	0.42%	0.45%	0.50%	0.58%

Net interest rate spread	3.20%	3.26%	3.30%	3.30%	3.21%
Impact of noninterest-bearing funds on margin	0.14	0.12	0.12	0.15	0.17

Net interest margin	3.34%	3.38%	3.42%	3.45%	3.38%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 6—Average Loans/Leases and Deposits

	Third Quarter		Second Quarter	3Q13 vs 3Q12		3Q13 vs 2Q13
(dollar amounts in millions)	2013	2012	2013	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$17,032	$16,343	$17,033	$689	4%	$(1)	(0)%
Commercial real estate	4,910	5,722	5,015	(812)	(14)	(105)	(2)

Total commercial	21,942	22,065	22,048	(123)	(1)	(106)	(0)
Automobile	6,075	4,065	5,283	2,010	49	792	15
Home equity	8,341	8,369	8,263	(28)	(0)	78	1
Residential mortgage	5,256	5,177	5,225	79	2	31	1
Other loans	380	444	461	(64)	(14)	(81)	(18)

Total consumer	20,052	18,055	19,232	1,997	11	820	4

Total loans and leases	$41,994	$40,120	$41,280	$1,874	5%	$714	2%

Deposits:
Demand deposits—noninterest-bearing	$13,088	$12,329	$12,879	$759	6%	$209	2%
Demand deposits—interest-bearing	5,763	5,814	5,927	(51)	(1)	(164)	(3)

Total demand deposits	18,851	18,143	18,806	708	4	45	0
Money market deposits	15,739	14,515	15,069	1,224	8	670	4
Savings and other domestic time deposits	5,007	4,975	5,115	32	1	(108)	(2)
Core certificates of deposit	4,176	6,131	4,778	(1,955)	(32)	(602)	(13)

Total core deposits	43,773	43,764	43,768	9	0	5	0
Other deposits	2,197	2,534	2,419	(337)	(13)	(222)	(9)

Total deposits	$45,970	$46,298	$46,187	$(328)	(1)%	$(217)	(0)%

2013 Third Quarter versus 2012 Third Quarter

Fully-taxable equivalent net interest income decreased $4.1 million, or 1%, from the year-ago quarter. This reflected a 4 basis point decrease in the FTE net interest margin to 3.34% as average earning assets were essentially unchanged with 5% loan growth offset by the planned reduction in investment securities. The primary items impacting the decrease in the NIM were:

•	16 basis point negative impact from the mix and yield of earning assets primarily reflecting a decrease in consumer loan yields.

Partially offset by:

•

15 basis point positive impact from the mix and yield of deposits reflecting the strategic focus on changing the funding sources from higher rate time deposits to no cost demand deposits and low cost money market deposits.

Average earning assets decreased $0.1 billion, or less than 1% from the year-ago quarter, driven by:

•	$1.5 billion, or 79%, decrease in loans held for sale, reflecting the impact of our intended securitization of automobile loans in the 2012 fourth quarter.

•

$0.8 billion, or 14%, decrease in average CRE loans. This decrease reflected continued runoff of the noncore portfolio and a slight decrease of the core portfolio as acceptable returns for new core originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

•	$0.5 billion, or 5%, decrease in securities.

Partially offset by:

•	$2.0 billion, or 49%, increase in average on balance sheet automobile loans, as originations remained strong and our investments in the Northeast and upper Midwest continued to grow as planned.

•	$0.7 billion, or 4%, increase in average C&I loans and leases. This reflected the continued growth within the middle market healthcare vertical, equipment finance, and dealer floorplan.

Average noninterest bearing deposits increased $0.8 billion, or 6%, while average interest-bearing liabilities decreased $1.1 billion, or 3%, from the 2012 third quarter, primarily reflecting:

•	$2.0 billion, or 32%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no cost demand deposits and low cost money markets deposits.

Partially offset by:

•	$1.2 billion, or 8%, increase in money market deposits reflecting the strategic focus on increased share of wallet and the customer’s, both consumer and commercial, preference for increased liquidity.

2013 Third Quarter versus 2013 Second Quarter

Compared to the 2013 second quarter, fully-taxable equivalent net interest income was unchanged, reflecting a $0.1 billion increase in average earnings assets, partially offset by a 4 basis point decrease in NIM. The primary items affecting the NIM were a 4 basis point negative impact from the mix and yield of earning assets and a 3 basis point negative impact of the $750.0 million of long-term debt issued during the quarter, partially offset by the 3 basis point benefit from lower cost deposits and increased equity.

Table 7—Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
(dollar amounts in millions)	2013	2012	Amount	Percent	2013	2012
Assets:
Interest-bearing deposits in banks	$70	$102	$(32)	(31)%	0.18%	0.20%
Loans held for sale	588	1,170	(582)	(50)	3.47	3.43
Securities:
Available-for-sale and other securities:
Taxable	6,574	8,156	(1,582)	(19)	2.31	2.34
Tax-exempt	568	405	163	40	3.98	4.18

Total available-for-sale and other securities	7,142	8,561	(1,419)	(17)	2.45	2.42
Trading account securities	82	57	25	44	0.45	1.42
Held-to-maturity securities—taxable	1,857	680	1,177	173	2.29	2.91

Total securities	9,081	9,298	(217)	(2)	2.39	2.45

Loans and leases: (3)
Commercial:
Commercial and industrial	17,007	15,756	1,251	8	3.75	3.97
Commercial real estate:
Construction	583	584	(1)	—	3.96	3.78
Commercial	4,488	5,299	(811)	(15)	4.08	3.87

Commercial real estate	5,071	5,883	(812)	(14)	4.06	3.86

Total commercial	22,078	21,639	439	2	3.82	3.94

Consumer:
Automobile	5,402	4,540	862	19	3.99	4.80
Home equity	8,299	8,305	(6)	—	4.15	4.29
Residential mortgage	5,154	5,201	(47)	(1)	3.86	4.11
Other consumer	451	463	(12)	(3)	6.82	7.35

Total consumer	19,306	18,509	797	4	4.09	4.44

Total loans and leases	41,384	40,148	1,236	3	3.95	4.17

Allowance for loan and lease losses	(745)	(908)	163	(18)

Net loans and leases	40,639	39,240	1,399	4

Total earning assets	51,123	50,718	405	1	3.69%	3.86%

Cash and due from banks	930	967	(37)	(4)
Intangible assets	562	606	(44)	(7)
All other assets	3,974	4,163	(189)	(5)

Total assets	$55,844	$55,546	$298	1%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$12,714	$11,890	$824	7%	—%	—%
Demand deposits—interest-bearing	5,888	5,800	88	2	0.04	0.07

Total demand deposits	18,602	17,690	912	5	0.01	0.02
Money market deposits	15,287	13,616	1,671	12	0.24	0.30
Savings and other domestic deposits	5,068	4,924	144	3	0.27	0.40
Core certificates of deposit	4,761	6,418	(1,657)	(26)	1.13	1.41

Total core deposits	43,718	42,648	1,070	3	0.35	0.50
Other domestic time deposits of $250,000 or more	317	315	2	1	0.49	0.67
Brokered deposits and negotiable CDs	1,676	1,535	141	9	0.62	0.74
Deposits in foreign offices	344	381	(37)	(10)	0.15	0.18

Total deposits	46,055	44,879	1,176	3	0.36	0.51
Short-term borrowings	724	1,410	(686)	(49)	0.11	0.16
Federal Home Loan Bank advances	663	383	280	73	0.15	0.24
Subordinated notes and other long-term debt	1,467	2,179	(712)	(33)	2.39	2.81

Total interest-bearing liabilities	36,195	36,961	(766)	(2)	0.43	0.63

All other liabilities	1,068	1,081	(13)	(1)
Shareholders’ equity	5,867	5,614	253	5

Total liabilities and shareholders’ equity	$55,844	$55,546	$298	1%

Net interest rate spread					3.26	3.23
Impact of noninterest-bearing funds on margin					0.12	0.17

Net interest margin					3.38%	3.40%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2013 First Nine Months versus 2012 First Nine Months

Fully-taxable equivalent net interest income for the first nine-month period of 2013 was unchanged from the comparable year-ago period. This reflected the benefit of a $0.4 billion, or 1%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.38% from 3.40%. The increase in average earning assets reflected:

•	$1.2 billion, or 3%, increase in average total loans and leases.

Partially offset by:

•	$0.6 billion, or 50%, decrease in loans held for sale.

•	The following table details the change in our reported loans and deposits:

Table 8—Average Loans/Leases and Deposits— 2013 First Nine Months vs. 2012 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in millions)	2013	2012	Amount	Percent
Loans/Leases:
Commercial and industrial	$17,007	$15,756	$1,251	8%
Commercial real estate	5,071	5,883	(812)	(14)

Total commercial	22,078	21,639	439	2
Automobile	5,402	4,540	862	19
Home equity	8,299	8,305	(6)	—
Residential mortgage	5,154	5,201	(47)	(1)
Other consumer	451	463	(12)	(3)

Total consumer	19,306	18,509	797	4

Total loans and leases	$41,384	$40,148	$1,236	3%

Deposits:
Demand deposits—noninterest-bearing	$12,714	$11,890	$824	7%
Demand deposits—interest-bearing	5,888	5,800	88	2

Total demand deposits	18,602	17,690	912	5
Money market deposits	15,287	13,616	1,671	12
Savings and other domestic deposits	5,068	4,924	144	3
Core certificates of deposit	4,761	6,418	(1,657)	(26)

Total core deposits	43,718	42,648	1,070	3
Other deposits	2,337	2,231	106	5

Total deposits	$46,055	$44,879	$1,176	3%

The $1.2 billion, or 3%, increase in average total loans and leases primarily reflected:

•

$1.3 billion, or 8%, increase in the average C&I portfolio, primarily reflecting a combination of factors, including growth across multiple business lines including the healthcare vertical, dealer floorplan, and equipment finance.

•	$0.9 billion, or 19%, increase in the average automobile portfolio as originations remained strong.

Partially offset by:

•

$0.8 billion, or 14%, decline in the average CRE loans. This reflected continued runoff of the noncore and core portfolios as we balanced acceptable returns for new core origination against internal concentration limits and increased competition, particularly pricing, for high quality developers and projects.

The $1.2 billion, or 3%, increase in average total deposits reflected:

•	$1.7 billion, or 12%, increase in money market deposits.

•	$0.9 billion, or 5%, increase in total demand deposits.

Partially offset by:

•	$1.7 billion, or 26%, decline in core certificates of deposit.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2013 third quarter declined $13.3 million, or 54%, from the prior quarter and declined $25.6 million, or 69%, from the year-ago quarter. The 2013 third quarter included the implementation of enhancements to our commercial allowance for loan and lease losses (ALLL) model. In addition, as a result of a review of the existing consumer portfolios, the current quarter includes $13.1 million of Chapter 7 bankruptcy-related losses that were not identified in the 2012 third quarter implementation of the OCC’s regulatory guidance. We will finalize this review during the 2013 fourth quarter. The provision for credit losses for the first nine-month period of 2013 declined $42.2 million, or 39%, compared with the first nine-month period of 2012. The current quarter’s provision for credit losses was $44.3 million less than total NCOs, and the provision for credit losses for the first nine-month period of 2013 was $76.5 million less than total NCOs for the same period. (See Credit Quality discussion). Given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

(This section should be read in conjunction with Significant Item 4.)

The following table reflects noninterest income for each of the past five quarters:

Table 9—Noninterest Income

	2013			2012		3Q13 vs 3Q12		3Q13 vs 2Q13
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$72,918	$68,009	$60,883	$68,083	$67,806	$5,112	8%	$4,909	7%
Mortgage banking income	23,621	33,659	45,248	61,711	44,614	(20,993)	(47)	(10,038)	(30)
Trust services	30,470	30,666	31,160	31,388	29,689	781	3	(196)	(1)
Electronic banking	24,282	23,345	20,713	21,011	22,135	2,147	10	937	4
Brokerage income	16,532	19,546	17,995	17,415	16,526	6	0	(3,014)	(15)
Insurance income	17,269	17,187	19,252	17,268	17,792	(523)	(3)	82	0
Gain on sale of loans	5,063	3,348	2,616	20,690	6,591	(1,528)	(23)	1,715	51
Bank owned life insurance income	13,740	15,421	13,442	13,767	14,371	(631)	(4)	(1,681)	(11)
Capital markets fees	12,825	12,229	7,834	12,694	11,596	1,229	11	596	5
Securities gains (losses)	98	(410)	(509)	863	4,169	(4,071)	(98)	508	N.M.
Other income	33,685	25,655	33,575	32,761	25,778	7,907	31	8,030	31

Total noninterest income	$250,503	$248,655	$252,209	$297,651	$261,067	$(10,564)	(4)%	$1,848	1%

2013 Third Quarter versus 2012 Third Quarter

In the 2013 third quarter, noninterest income decreased $10.6 million, or 4%, from the year ago quarter, primarily reflecting:

•	$21.0 million, or 47%, decrease in mortgage banking income primarily driven by lower gain on sale margin and a higher percentage of originations held on balance sheet.

•

$4.1 million, or 98%, decrease in security gains as the year ago quarter had certain securities designated as available-for-sale that were sold and the proceeds from those sales were reinvested into the held-to-maturity portfolio.

Partially offset by:

•	$7.9 million, or 31%, increase in other noninterest income primarily related to fees associated with commercial loan activity.

•	$5.1 million, or 8%, increase in service charges on deposit accounts reflecting 9% household and 7% commercial relationship growth and changing customer account utilization patterns.

2013 Third Quarter versus 2013 Second Quarter

Compared to the 2013 second quarter, noninterest income increased $1.8 million, or 1%, reflecting similar activity within other noninterest income and service charges on deposit accounts, which increased $8.0 million, or 31%, and $4.9 million, or 7%, respectively. These were partially offset by the $10.0 million, or 30%, decrease in mortgage banking income on 5% lower origination volume with tighter gain on sale margin and a $3.0 million, or 15%, decrease in brokerage income due to typical seasonal trends.

2013 First Nine Months versus 2012 First Nine Months

Noninterest income for the first nine-month period of 2013 decreased $48.8 million, or 6%, from the comparable year-ago period.

Table 10—Noninterest Income—2013 First Nine Months vs. 2012 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Service charges on deposit accounts	$201,810	$194,096	$7,714	4%
Mortgage banking income	102,528	129,381	(26,853)	(21)
Trust services	92,296	90,509	1,787	2
Electronic banking	68,340	61,279	7,061	12
Brokerage income	54,073	54,811	(738)	(1)
Insurance income	53,708	54,051	(343)	(1)
Gain on sale of loans	11,027	37,492	(26,465)	(71)
Bank owned life insurance income	42,603	42,275	328	1
Capital markets fees	32,888	34,652	(1,764)	(5)
Securities gains (losses)	(821)	3,906	(4,727)	N.M.
Other income	92,915	97,754	(4,839)	(5)

Total noninterest income	$751,367	$800,206	$(48,839)	(6)%

N.M.—Not relevant, as numerator of calculation is a loss in current period compared with gain in prior period.

The $48.8 million, or 6%, decrease in total noninterest income reflected:

•	$26.9 million, or 21%, decrease in mortgage banking income. This primarily reflected a $31.5 million, or 31%, decrease in origination and secondary marketing income.

•	$26.5 million, or 71%, decrease in gain on sale of loans, primarily related to the year-ago period’s automobile loan securitization.

•

$4.8 million, or 5%, decrease in other noninterest income, primarily related to the prior year’s $11.4 million bargain purchase gain from the FDIC-assisted Fidelity Bank acquisition and due to automobile operating lease portfolio run off.

Partially offset by:

•	$7.7 million, or 4%, increase in service charges on deposit accounts.

•	$7.1 million, or 12%, increase in electronic banking income, primarily reflecting increased debit card usage.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1,2,and 3.)

The following table reflects noninterest expense for each of the past five quarters:

Table 11—Noninterest Expense

	2013			2012		3Q13 vs 3Q12		3Q13 vs 2Q13
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Personnel costs	$229,326	$263,862	$258,895	$253,952	$247,709	$(18,383)	(7)%	$(34,536)	(13)%
Outside data processing and other services	49,313	49,898	49,265	48,699	50,396	(1,083)	(2)	(585)	(1)
Net occupancy	35,591	27,656	30,114	29,008	27,599	7,992	29	7,935	29
Equipment	28,191	24,947	24,880	26,580	25,950	2,241	9	3,244	13
Deposit and other insurance expense	11,155	13,460	15,490	16,327	15,534	(4,379)	(28)	(2,305)	(17)
Professional services	12,487	9,341	7,192	22,514	17,510	(5,023)	(29)	3,146	34
Marketing	12,271	14,239	10,971	16,456	16,842	(4,571)	(27)	(1,968)	(14)
Amortization of intangibles	10,362	10,362	10,320	11,647	11,431	(1,069)	(9)	—	—
OREO and foreclosure expense	2,053	(271)	2,666	4,233	4,982	(2,929)	(59)	2,324	(858)
Loss (Gain) on early extinguishment of debt	—	—	—	—	1,782	(1,782)	(100)	—	N.R.
Other expense	32,587	32,371	33,000	41,212	38,568	(5,981)	(16)	216	1

Total noninterest expense	$423,336	$445,865	$442,793	$470,628	$458,303	$(34,967)	(8)%	$(22,529)	(5)%

Number of employees (full-time equivalent), at period-end	11,956	12,155	12,052	11,806	11,731	225	2%	(199)	(2)%
2013 Third Quarter versus 2012 Third Quarter

In the 2013 third quarter, noninterest expense decreased $35.0 million, or 8%, from the year-ago quarter. When adjusting for the $17.4 million of Significant Items, noninterest expense decreased $17.6 million. The decrease in the reported noninterest expenses primarily reflect:

•

$18.4 million, or 7%, decrease in personnel costs, including a $33.9 million one-time, noncash gain related to the pension curtailment. This was partially offset by the $6.6 million one-time branch consolidation and severance expenses, as well as an $7.9 million increase in salaries due to a 2% increase in the number of full-time equivalent employees.

•	$6.0 million, or 16%, decline in other expense, reflecting lower representations and warranties related expenses and lower automobile operating lease expense.

•	$5.0 million, or 29%, decrease in professional services, reflecting a decrease in legal and outside consultant expenses.

•	$4.6 million, or 27%, decrease in marketing, primarily reflecting the refinement of targeted marketing programs and reduced promotional offers.

•	$4.4 million, or 28%, decrease in deposit and other insurance expense due to lower insurance premiums.

•	$2.9 million, or 59%, decrease in OREO and foreclosure expense as OREO properties have declined 46%.

Partially offset by:

•	$8.0 million, or 29%, increase in net occupancy, reflecting the branch consolidation and facilities optimization initiated this quarter.

2013 Third Quarter versus 2013 Second Quarter

Noninterest expense decreased $22.5 million, or 5%, from the prior quarter. When adjusting for the $16.6 million of Significant Items, noninterest expense decreased $5.9 million. Personnel costs decreased $34.5 million, or 13%, as it included $27.3 million of net benefit from the aforementioned significant items. Net occupancy and equipment increased $7.9 million and $3.2 million, respectively, primarily from branch consolidation and facilities optimization related expenses.

2013 First Nine Months versus 2012 First Nine Months

Noninterest expense for the first nine-month period of 2013 decreased $53.3 million, or 4%, from the comparable year-ago period.

Table 12—Noninterest Expense—2013 First Nine Months vs. 2012 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Personnel costs	$752,083	$734,241	$17,842	2%
Outside data processing and other services	148,476	141,556	6,920	5
Net occupancy	93,361	82,152	11,209	14
Equipment	78,018	76,367	1,651	2
Deposit and other insurance expense	40,105	52,003	(11,898)	(23)
Professional services	29,020	43,244	(14,224)	(33)
Marketing	37,481	47,807	(10,326)	(22)
Amortization of intangibles	31,044	34,902	(3,858)	(11)
OREO and foreclosure expense	4,448	14,038	(9,590)	(68)
Gain on early extinguishment of debt	—	(798)	798	(100)
Other expense	97,958	139,736	(41,778)	(30)

Total noninterest expense	$1,311,994	$1,365,248	$(53,254)	(4)%

The $53.3 million, or 4%, decrease in total noninterest expense reflected:

•

$41.8 million, or 30%, decrease in other expense, primarily reflecting a decrease in operating lease expense and in the provision for mortgage representations and warranties. The year-ago period included a $23.5 million addition to litigation reserves.

•	$14.2 million, or 33%, decrease in professional services, reflecting a decrease in legal and outside consulting expense.

•	$11.9 million, or 23%, decrease in deposit and other insurance, reflecting lower insurance premiums.

•	$10.3 million, or 22%, decrease in marketing expense, primarily reflecting the refinement of targeted marketing programs and reduced promotional offers.

•	$9.6 million, or 68%, decrease in OREO and foreclosure expense, as OREO properties have declined 45%.

Partially offset by:

•

$17.8 million, or 2%, increase in personnel costs, primarily reflecting an increase in bonuses, commissions, and full-time equivalent employees, as well as increased salaries and benefits. In addition, the 2013 third quarter included $6.6 million of branch consolidation and severance expenses. This was partially offset by the $33.9 million one-time, non-cash gain related to the pension curtailment in the 2013 third quarter.

•	$11.2 million, or 14%, increase in net occupancy, reflecting $7.9 million related to branch consolidation and facilities optimization.

•	$6.9 million, or 5%, increase in outside data processing and other services, primarily related to continued IT infrastructure investments.

Provision for Income Taxes

(This section should be read in conjunction with Significant Item 5.)

The provision for income taxes in the 2013 third quarter was $62.1 million compared to $28.3 million in the 2012 third quarter. The provision for income taxes for the nine month periods ended September 30, 2013 and September 30, 2012 was $166.7 million and $129.8 million, respectively. The provision for income taxes for the three months ended September 30, 2013 and nine months ended September 30, 2013 were higher than the corresponding periods of 2012 due to higher levels of pre-tax income and a state deferred tax asset valuation allowance adjustment in the three months ended September 30, 2012. Both periods included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At September 30, 2013, we had a net federal deferred tax asset of $152.2 million and a net state deferred tax asset of $37.1 million. At December 31, 2012, we had a net federal deferred tax asset of $171.4 million and a net state deferred tax asset of $32.4 million. Based on both positive and negative evidence and our level of forecasted future taxable income, there was no impairment to the net deferred tax asset at September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, there was no disallowed deferred tax asset for regulatory capital purposes.

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

Loan and Lease Credit Exposure Mix

At September 30, 2013, loans and leases totaled $42.6 billion, representing a $1.8 billion, or 4%, increase compared to $40.7 billion at December 31, 2012, primarily reflecting growth in the automobile portfolio, partially offset by a decline in the non-core CRE portfolio. The automobile portfolio increase reflected a continued focus on high quality originations.

At September 30, 2013, commercial loans and leases totaled $22.2 billion and represented 52% of our total loan and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography across our footprint, and is comprised of the following loan types (see Commercial Credit discussion):

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a “vertical” strategy to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated experienced credit officers.

CRE – CRE loans consist of loans to developers and REITs supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property.

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

Total consumer loans and leases were $20.3 billion at September 30, 2013, and represented 48% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 22% of the total exposure, with no individual state representing more than 5%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit may convert to a 20 year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes. All residential mortgage loan decisions utilize a full appraisal for collateral valuation. Huntington has not originated residential mortgages that allow negative amortization or allow the borrower multiple payment options.

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans. We introduced a consumer credit card product during the 2013 third quarter, utilizing a centralized underwriting system and focusing on existing Huntington customers.

The table below provides the composition of our total loan and lease portfolio:

Table 13—Loan and Lease Portfolio Composition

	2013						2012
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial:(1)
Commercial and industrial	$17,335	41%	$17,113	41%	$17,267	42%	$16,971	42%	$16,478	41%
Commercial real estate:
Construction	544	1	607	1	574	1	648	2	541	1
Commercial	4,328	10	4,286	10	4,485	11	4,751	12	4,956	12

Total commercial real estate	4,872	11	4,893	11	5,059	12	5,399	14	5,497	13

Total commercial	22,207	52	22,006	52	22,326	54	22,370	56	21,975	54

Consumer:
Automobile	6,317	15	5,810	14	5,036	12	4,634	11	4,276	11
Home equity	8,347	20	8,369	20	8,474	21	8,335	20	8,381	21
Residential mortgage	5,307	12	5,168	12	5,051	12	4,970	12	5,192	13
Other consumer	378	1	387	2	397	1	419	1	436	1

Total consumer	20,349	48	19,734	48	18,958	46	18,358	44	18,285	46

Total loans and leases	$42,556	100%	$41,740	100%	$41,284	100%	$40,728	100%	$40,260	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. We manage the credit exposure via a corporate level credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by segment, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, unsecured lending, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Our concentration management process is approved by our board level Risk Oversight Committee and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 14—Loan and Lease Portfolio by Collateral Type

	2013						2012
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Secured loans:
Real estate—commercial	$8,769	21%	$8,749	21%	$9,041	22%	$9,128	22%	$9,278	23%
Real estate—consumer	13,654	32	13,537	32	13,525	33	13,305	33	13,573	33
Vehicles	8,275	19	7,763	19	6,924	17	6,659	16	6,096	15
Receivables/Inventory	5,367	13	5,260	13	5,383	13	5,178	13	5,046	13
Machinery/Equipment	2,778	7	2,831	7	2,815	7	2,749	7	2,639	7
Securities/Deposits	905	2	924	2	840	2	826	2	717	2
Other	948	2	1,020	2	1,014	2	1,090	3	1,110	3

Total secured loans and leases	40,696	96	40,084	96	39,542	96	38,935	96	38,459	96
Unsecured loans and leases	1,860	4	1,656	4	1,742	4	1,793	4	1,801	4

Total loans and leases	$42,556	100%	$41,740	100%	$41,284	100%	$40,728	100%	$40,260	100%

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

CRE PORTFOLIO

We manage the risks inherent in this portfolio specific to CRE lending, focusing on the quality of the developer and the specifics associated with each project. Generally, we: (1) limit our loans to 80% of the appraised value of the commercial real estate at origination, (2) require net operating cash flows to be 125% of required interest and principal payments, and (3) if the commercial real estate is nonowner occupied, require that at least 50% of the space of the project be preleased. We actively monitor both geographic and project-type concentrations and performance metrics of all CRE loan types, with a focus on loans identified as higher risk based on the risk rating methodology. Both macro-level and loan-level stress-test scenarios based on existing and forecast market conditions are part of the on-going portfolio management process for the CRE portfolio.

In 2010, we segregated our CRE portfolio into core and noncore segments. We believe segregating noncore CRE from core CRE improved our ability to understand the nature, performance prospects, and problem resolution opportunities of these segments, thus allowing us to continue to deal proactively with any emerging credit issues.

A CRE loan is generally considered core when the borrower is an experienced, well-capitalized developer in our Midwest footprint, and has either an established meaningful relationship with us that generated an acceptable return on capital or demonstrates the prospect of establishing one. The core CRE portfolio was $3.8 billion at September 30, 2013, representing 78% of total CRE loans. The performance of the core portfolio has met our expectations based on the consistency of the asset quality metrics within the portfolio. Based on our extensive project level assessment process, including forward-looking collateral valuations, we continue to believe the credit quality of the core portfolio is stable. Loans are not reclassified between the core and noncore segments based on performance.

Credit quality data regarding the ACL and NALs, segregated by core CRE loans and noncore CRE loans, is presented in the following table:

Table 15—Commercial Real Estate—Core vs. Noncore Portfolios

	September 30, 2013
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,789	$28	$50	1.32%	2.04%	$29
Noncore—SAD (2)	450	128	82	18.22	36.33	49
Noncore—Other	633	9	45	7.11	8.41	2

Total noncore	1,083	137	127	11.73	21.64	51

Total commercial real estate	$4,872	$165	$177	3.63%	6.79%	$80

	December 31, 2012
	Ending					Nonaccrual
(dollar amounts in millions)	Balance	Prior NCOs	ACL $	ACL %	Credit Mark (1)	Loans
Total core	$3,937	$21	$100	2.54%	3.06%	$41
Noncore—SAD (2)	597	145	129	21.61	36.93	82
Noncore—Other	865	18	61	7.05	8.95	4

Total noncore	1,462	163	190	13.00	21.72	86

Total commercial real estate	$5,399	$184	$290	5.37%	8.49%	$127

(1)	Calculated as (Prior NCOs + ACL $) / (Ending Balance + Prior NCOs).
(2)	Noncore loans managed by SAD, the area responsible for managing loans and relationships designated as Classified Loans.

As shown in the above table, the ending balance of the CRE portfolio at September 30, 2013, declined $0.5 billion, or 10%, compared with December 31, 2012. The decline in the noncore segment primarily reflected amortization and payoffs as we actively focus on the noncore portfolio to reduce our overall CRE exposure. This reduction demonstrates our continued commitment to achieving a lower risk profile in the CRE portfolio, consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile. The decline in the core segment primarily reflected continued payoffs, partially offset by originations. We continue to support our core developer customers as appropriate, however, new core originations are balanced against internal concentration limits and profitability hurdles.

Also, as shown above, substantial reserves for the noncore portfolio have been established. At September 30, 2013, the ACL related to the noncore portfolio was 11.73%. The combination of the existing ACL and prior NCOs represents the total credit actions taken on each segment of the portfolio. From this data, we calculate a credit mark that provides a consistent measurement of the cumulative credit actions taken against a specific portfolio segment. The 36.33% credit mark associated with the SAD-managed noncore portfolio is an indicator of the proactive portfolio management strategy employed for this portfolio.

Consumer Credit

Refer to the “Consumer Credit” section of our 2012 Form 10-K for our consumer credit underwriting and on-going credit management processes.

During a 2013 third quarter review of our consumer portfolios, we identified additional loans associated with borrowers who had filed Chapter 7 bankruptcy and had not reaffirmed their debt, thus meeting the definition of collateral dependent per OCC regulatory guidance. These loans were not identified in the 2012 third quarter implementation of the OCC’s regulatory guidance. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loan is placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. As a result of the review of our existing consumer portfolios, NCOs increased by $13.1 million and the ALLL increased by $6.0 million based on our estimated exposure. The majority of the NCO impact was in the home equity portfolio as our policy is to fully charge-off junior-lien loans that meet the regulatory guidance. We will finalize this review during the 2013 fourth quarter.

AUTOMOBILE PORTFOLIO

Our strategy in the automobile portfolio continued to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTVs, terms, and profitability. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and entering new markets can be associated with increased risk levels, we believe our disciplined strategy and operational processes significantly mitigate these risks.

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standard while expanding the portfolio. We have developed and implemented a successful loan securitization strategy to ensure we remain within our established portfolio concentration limits.

During the 2013 third quarter, we expanded further into our Upper Midwest markets by entering into the Iowa market. Consistent with our expansion process, the Iowa market is managed by seasoned professionals with local market knowledge.

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

Table 16—Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	09/30/13	12/31/12	09/30/13	12/31/12	09/30/13	12/31/12
Ending balance	$4,753	$4,380	$3,593	$3,955	$5,307	$4,970
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	75%	76%
Portfolio weighted average FICO score(2)	756	755	744	741	740	738

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Originations	$1,342	$1,302	$346	$446	$1,336	$818
Origination weighted average LTV ratio(1)	67%	72%	81%	80%	78%	84%
Origination weighted average FICO score(2)	775	771	755	758	758	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. The proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At September 30, 2013, $4.8 billion or 57% of our total home equity portfolio was secured by first-lien mortgages. The first-lien position, combined with continued high average FICO scores, significantly reduces the credit risk associated with these loans.

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

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 17—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	September 30, 2013
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$51	$47	$—	$—	$2,286	$2,384
Secured by junior-lien	267	257	125	140	2,269	3,058

Total home equity line-of-credit	$318	$304	$125	$140	$4,555	$5,442

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

Residential Mortgages Portfolio

At September 30, 2013, 45% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years and then adjust annually. At September 30, 2013, ARM loans that were expected to have rates reset through 2015 totaled $1.2 billion. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the nine-month period ended September 30, 2013, we closed $480 million in HARP residential mortgages and $5 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

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

Credit quality performance in the 2013 third quarter reflected overall continued improvement. Our overall credit quality performance is returning to normalized, pre-recession levels. NALs declined 8% compared to the prior quarter as both the C&I and CRE portfolio segments showed declines, and there was also some improvement across the consumer portfolios. NCOs increased to 0.53% in the quarter, as a result of activity in the CRE and home equity portfolios. The CRE increase reflected the impact of one relationship, and is an example of the potential quarterly volatility given the absolute low level of losses incurred last quarter. The home equity impact was related to the Chapter 7 bankruptcy review conducted during the quarter. We will finalize this review during the 2013 fourth quarter. Absent the Chapter 7 bankruptcy impact, the portfolio performed as expected. Other than the CRE and home equity portfolios, the remaining portfolios were relatively consistent compared to the prior quarter. Commercial criticized loans increased compared to the prior quarter, reflecting our continued focus on proactively identifying potential problem credits. There was no specific industry or region that drove the increase in the quarter. Commercial classified loans declined, reflecting the continued improvement across the portfolio, however, OLEM increased from the prior quarter. The ACL to total loans ratio declined to 1.72%, but our coverage ratios as demonstrated by the ACL to NAL ratio of 220% remained strong.

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

C&I and CRE loans are placed on nonaccrual status at 90-days past due, or when repayment of principal and interest is in doubt. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 18—Nonaccrual Loans and Leases and Nonperforming Assets

	2013			2012
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Nonaccrual loans and leases:
Commercial and industrial	$68,034	$80,037	$80,928	$90,705	$109,452
Commercial real estate	80,295	93,643	110,803	127,128	148,986
Automobile	5,972	7,743	6,770	7,823	11,814
Residential mortgage	116,260	122,040	118,405	122,452	123,140
Home equity	62,545	60,083	63,405	59,525	51,654

Total nonaccrual loans and leases(1)	333,106	363,546	380,311	407,633	445,046
Other real estate owned, net
Residential	16,610	17,353	19,538	21,378	23,640
Commercial	12,544	3,713	5,601	6,719	30,566

Total other real estate owned, net	29,154	21,066	25,139	28,097	54,206
Other nonperforming assets(2)	12,000	12,087	10,045	10,045	10,476

Total nonperforming assets	$374,260	$396,699	$415,495	$445,775	$509,728

Nonaccrual loans as a % of total loans and leases	0.78%	0.87%	0.92%	1.00%	1.11%
Nonperforming assets ratio(3)	0.88	0.95	1.01	1.09	1.26
(NPA+90days)/(Loan+OREO)(4)	1.29	1.38	1.48	1.59	1.75

(1)	Nonaccrual loans and leases related to Chapter 7 bankruptcy loans were $57.9 million, $59.6 million, $59.9 million, $60.1 million, and $63.0 million at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.
(2)	Other nonperforming assets includes certain impaired investment securities.
(3)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(4)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

The $22.4 million, or 6%, decline in NPAs compared with June 30, 2013, primarily reflected:

•

$12.0 million, or 15%, decline in C&I NALs and problem credit resolutions, including return to accrual status and payoffs resulting from successful workout strategies implemented by our commercial loan workout group. We expect that the overall trend will continue to be lower.

•

$13.3 million, or 14%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

•

$5.8 million, or 5%, decline in residential mortgage NALs, reflecting continued improvement in the overall residential portfolio, particularly the continued decline in the inflow of newly distressed borrowers.

Partially offset by:

•	$8.1 million or 38%, increase in net OREO properties, primarily reflecting one large commercial OREO property.

•

$2.5 million, or 4%, increase in home equity NALs. We continue to work with troubled borrowers to take advantage of the current low interest-rate environment and the recent stabilization of home prices. The NAL balances have been written down to collateral value, less anticipated selling costs. This substantially limits any significant future risk of additional loss on these loans and makes a modification more likely for borrowers with consistent cash flow.

Compared with December 31, 2012, NPAs decreased $71.5 million, or 16%, primarily reflecting:

•

$22.7 million, or 25%, decline in C&I NALs, reflecting both NCO and problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•

$46.8 million, or 37%, decline in CRE NALs, reflecting both NCO and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

•	$6.2 million, or 5%, decrease in residential mortgage NALs.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 19—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2013				2012
(dollar amounts in thousands)	September 30,	June 30,	March 31,		December 31,	September 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$85,687	$94,583	$90,642		$76,586	$55,809
Commercial real estate	204,597	184,372	192,167		208,901	222,155
Automobile	30,981	32,768	34,379		35,784	33,719
Home equity	153,591	135,759	162,087	(1)	110,581	92,763
Residential mortgage	300,809	293,933	288,041		290,011	280,890
Other consumer	959	3,383	2,514		2,544	2,644

Total troubled debt restructured loans—accruing	776,624	744,798	769,830		724,407	687,980
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	8,643	14,541	14,970		19,268	28,859
Commercial real estate	22,695	26,118	26,588		32,548	20,284
Automobile	5,972	7,743	6,770		7,823	11,814
Home equity	11,434	10,227	11,235		6,951	7,756
Residential mortgage	77,525	80,563	84,317		84,515	83,163
Other consumer	—	—	—		113	113

Total troubled debt restructured loans—nonaccruing	126,269	139,192	143,880		151,218	151,989

Total troubled debt restructured loans	$902,893	$883,990	$913,710		$875,625	$839,969

(1)	Included $43,068 thousand incorrectly reflected as TDRs in the 2013 first quarter.

The increase in the accruing TDR home equity portfolio from the 2012 third quarter is primarily related to the refinancing of certain maturing lines-of-credit structured as a 10-year draw period with a balloon payment to a new loan with a 20-year amortization period. Based on the borrower’s financial condition, we believe the new 20-year amortizing loan would not have been available to the borrower through normal channels or other sources. As such, we view this as a concession and have designated the new loan as a TDR.

Our strategy is to structure commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

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

The following table reflects TDR activity for each of the past five quarters:

Table 20—Troubled Debt Restructured Loan Activity

	2013				2012
(dollar amounts in thousands)	Third	Second		First	Fourth	Third
TDRs, beginning of period	$883,990	$913,710		$875,625	$839,968	$782,035
New TDRs	161,812	115,955		164,407 (2)	169,850	196,707
Payments	(60,392)	(39,818)		(44,183)	(61,491)	(51,125)
Charge-offs	(10,439)	(8,083)		(5,395)	(16,985)	(22,537)
Sales	(2,999)	(2,738)		(4,814)	(2,933)	(3,978)
Transfer to OREO	(2,056)	(2,453)		(1,124)	(3,403)	(15,974)
Restructured TDRs—accruing(1)	(58,499)	(46,987)		(53,936)	(40,682)	(30,439)
Restructured TDRs—nonaccruing(1)	(6,163)	(2,520)		(10,674)	(7,138)	(14,721)
Other	(2,361)	(43,076	)(2)	(6,196)	(1,561)	—

TDRs, end of period	$902,893	$883,990		$913,710	$875,625	$839,968

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.
(2)	Included a $43,068 thousand reduction of home equity TDRs incorrectly reflected as new TDRs in the 2013 first quarter.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2013 third quarter was $11.4 million, compared with $24.7 million in the prior quarter and $37.0 million in the year-ago quarter. The provision for credit losses during the nine-month period ended September 30, 2013 was $65.7 million, compared with $107.9 million in the comparable year-ago period. (See Provision for Credit Losses discussion within Results of Operations section).

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

In the 2013 third quarter, we implemented an enhanced commercial risk rating system and ACL calculation process. In addition, we enhanced some of our qualitative assessments, specifically around the impact of the prevailing economic conditions. These enhancements had an immaterial impact on the overall credit reserve and the overall decline in the ACL was primarily due to an improvement in underlying credit quality across the portfolio. However, the enhanced commercial risk rating system resulted in an increase in the allocated reserves associated with the C&I portfolio and a decline associated with the CRE portfolio. The portfolio level changes are more fully described below.

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks remain strong.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 21—Allocation of Allowance for Credit Losses (1)

	2013						2012
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial
Commercial and industrial	$262,048	41%	$233,679	41%	$238,098	42%	$241,051	42%	$257,081	41%
Commercial real estate	164,522	11	255,849	11	267,436	12	285,369	14	280,376	13

Total commercial	426,570	52	489,528	52	505,534	54	526,420	56	537,457	54

Consumer
Automobile	27,087	15	39,990	14	35,973	12	34,979	11	33,281	11
Home equity	124,068	20	115,626	20	115,858	21	118,764	20	122,605	21
Residential mortgage	51,252	12	63,802	12	63,062	12	61,658	12	67,220	13
Other consumer	37,053	1	24,130	2	26,342	1	27,254	1	28,579	1

Total consumer	239,460	48	243,548	48	241,235	46	242,655	44	251,685	46

Total allowance for loan and lease losses	666,030	100%	733,076	100%	746,769	100%	769,075	100%	789,142	100%

Allowance for unfunded loan commitments	66,857		44,223		40,855		40,651		53,563

Total allowance for credit losses	$732,887		$777,299		$787,624		$809,726		$842,705

Total allowance for loan and leases losses as % of:
Total loans and leases		1.57%		1.76%		1.81%		1.89%		1.96%
Nonaccrual loans and leases		200		202		196		189		177
Nonperforming assets		178		185		180		173		155
Total allowance for credit losses as % of:
Total loans and leases		1.72%		1.86%		1.91%		1.99%		2.09%
Nonaccrual loans and leases		220		214		207		199		189
Nonperforming assets		196		196		190		182		165

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The C&I ACL increased $28 million from the 2013 second quarter, primarily due to the enhancements to the risk rating system, an increase in criticized loans, and enhanced assumptions regarding the unfunded portion of loan commitments. The CRE ACL decreased $91 million from the 2013 second quarter, due to charge-offs of previously reserved loans related to a large CRE relationship and the impact of incorporating the current collateral value in the calculation of the expected loss in addition to a property type analysis. This provides a more specific assessment of the potential Loss Given Default. The current portfolio management practices focus on increasing borrower equity in the projects, and recent underwriting includes meaningful lower LTV’s. The 2013 third quarter CRE ACL covers NALs by more than two times and represents 13 quarters of the average 4 quarter charge-off level. The decrease associated with the auto portfolio is based on the continued positive performance metrics and the high quality origination strategy. The home equity ALLL increased slightly as the junior-lien lien component remains the riskiest portion of the portfolio.

The residential mortgage portfolio ALLL declined, consistent with the improving credit quality metrics. The ALLL for the other consumer portfolio is consistent with expectations given the increasing level of overdraft exposure. The reduction in the ACL, compared with both June 30, 2013 and December 31, 2012, is primarily a function of the decline in the CRE portfolio. The AULC increase in the quarter represents the impact of a an enhanced assessment of the unfunded commercial exposure.

The ACL to total loans declined to 1.72% at September 30, 2013, compared to 1.99% at December 31, 2012. We believe the decline in the ratio is appropriate given the significant continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

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

The following table reflects NCO detail for each of the last five quarters:

Table 22—Quarterly Net Charge-off Analysis

	2013			2012
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$1,661	$1,586	$3,317	$7,052	$13,023
Commercial real estate:
Construction	6,165	1,079	(798)	11,038	(280)
Commercial	6,398	1,305	13,575	10,333	17,654

Commercial real estate	12,563	2,384	12,777	21,371	17,374

Total commercial	14,224	3,970	16,094	28,423	30,397

Consumer:
Automobile	2,721	1,463	2,594	1,896	4,019
Home equity	27,175	14,654	19,983	25,013	46,592
Residential mortgage	4,789	8,620	6,148	9,687	16,880
Other consumer	6,833	6,083	6,868	5,111	7,207

Total consumer	41,518	30,820	35,593	41,707	74,698

Total net charge-offs	$55,742	$34,790	$51,687	$70,130	$105,095

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.04%	0.04%	0.08%	0.17%	0.32%
Commercial real estate:
Construction	4.36	0.74	(0.53)	7.67	(0.20)
Commercial	0.59	0.12	1.16	0.84	1.37

Commercial real estate	1.02	0.19	0.97	1.56	1.21

Total commercial	0.26	0.07	0.29	0.52	0.55

Consumer:
Automobile	0.18	0.11	0.21	0.17	0.40
Home equity	1.30	0.71	0.95	1.20	2.23
Residential mortgage	0.36	0.66	0.49	0.75	1.30
Other consumer	7.19	5.28	6.67	4.74	6.49

Total consumer	0.83	0.64	0.76	0.91	1.65

Net charge-offs as a % of average loans	0.53%	0.34%	0.51%	0.69%	1.05%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the enhanced risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

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

2013 Third Quarter versus 2013 Second Quarter

NCOs increased $21.0 million in the current quarter to $55.7 million as a result of the CRE and home equity portfolios. There was one significant charge-off in the quarter associated with a CRE relationship, and the home equity portfolio was impacted by the Chapter 7 bankruptcy-related losses. NCOs were an annualized 0.53% of average loans and leases in the current quarter, up from 0.34% in the 2013 second quarter, although still within our long term expectation of 0.35%—0.55%. Given the absolute low level of commercial NCO’s, there will continue to be some volatility on a quarter to quarter comparison basis.

C&I NCOs were essentially flat with the prior quarter. Given the relatively low absolute level of NCOs in this portfolio, some degree of volatility on a quarter-to-quarter basis is expected.

CRE NCOs increased $10.2 million, or 427%, reflecting a charge-off associated with one CRE relationship. As with the C&I portfolio, given the low absolute level of NCOs in the portfolio, some degree of volatility on a quarter-to-quarter basis is expected.

Automobile NCOs increased $1.3 million, or 86%, reflecting a more normalized charge-off level for the portfolio. We do not believe the increase to be a reversal of the positive trends experienced in the portfolio over the past year. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used automobiles. We anticipate continued strength in the used automobile market well into 2014.

Residential mortgage NCOs decreased $3.8 million, or 44%, reflecting a continuation of the positive trends evident over the past year. As the absolute level of NCOs continues to decline, the portfolio will be subject to some degree of volatility on a quarter-to-quarter basis.

Home equity NCOs increased $12.5 million, or 85%, primarily reflecting the impact of our review of the Chapter 7 bankruptcy-related losses. We will finalize this review during the 2013 fourth quarter. Excluding the Chapter 7 impact, home equity losses were consistent with our expectations. Additionally, the continued improvement in the underlying mortgage market and rising home prices had a positive impact.

The table below reflects NCO activity for the first nine-month periods ended September 30, 2013 and 2012:

Table 23—Year to Date Net Charge-off Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$6,564	$57,196
Commercial real estate:
Construction	6,446	(2,997)
Commercial	21,278	60,055

Commercial real estate	27,724	57,058

Total commercial	34,288	114,254

Consumer:
Automobile	6,778	7,546
Home equity	61,812	91,370
Residential mortgage	19,557	38,236
Other consumer	19,784	20,926

Total consumer	107,931	158,078

Total net charge-offs	$142,219	$272,332

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.05%	0.48%
Commercial real estate:
Construction	1.47	(0.68)
Commercial	0.63	1.51

Commercial real estate	0.73	1.29

Total commercial	0.21	0.70

Consumer:
Automobile	0.17	0.22
Home equity	0.99	1.47
Residential mortgage	0.51	0.98
Other consumer	5.85	6.03

Total consumer	0.75	1.14

Net charge-offs as a % of average loans	0.46%	0.90%

2013 First Nine Months versus 2012 First Nine Months

C&I NCOs decreased $50.6 million, or 89%, primarily reflecting credit quality improvement in the underlying portfolio, as well as our on-going proactive credit management practices. Also, the first nine-month period of 2013 reflected significant recoveries from prior charge-offs.

CRE NCOs decreased $29.3 million, or 51%, reflecting significant recoveries during the first nine-month period of 2013. This performance is consistent with our expectations for the portfolio, as some degree of quarterly volatility is expected given the low absolute levels of NCOs in the portfolio. There was no concentration in either geography or project type.

Automobile NCOs decreased $0.8 million, or 10%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles.

Home equity NCOs decreased $29.6 million, or 32%, primarily reflecting improved delinquency rates and fewer significant dollar size losses compared to the year-ago period. The performance of the portfolio is consistent with our expectations.

Residential mortgage NCOs declined $18.7 million, or 49%, and reflected improvement in the overall housing market compared to the year-ago period.

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

Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks and yield curve twists. EVE analysis measures the market value of assets minus the market value of liabilities, and the change in this value as rates change.

We continue to evaluate and enhance our analysis related to non-maturity deposit modeling. During the 2013 third quarter, we made several enhancements, including expanding the sample used to model deposit maturity and rates, to include the most recent ten year period. This more comprehensive data set will allow the model to better predict the maturity of and interest paid on actual deposit balances. The net result of these enhancements has been an extension of anticipated demand deposit maturities and an increase in anticipated re-pricing sensitivity for money market deposit accounts.

Deposit rates impact ISE and EVE. Due to the modeled increase in re-pricing sensitivity, the interest rate for money market deposits will more fully reflect the actual changes in market rates. Also, as the anticipated maturity for demand deposits extends, their change in value should more fully offset the change in the value of asset balances, all else being equal. The result is an ISE that is more sensitive to market rates, but an EVE that is less sensitive.

Table 24—Interest Sensitive Earnings at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

September 30, 2013	-0.6	0.9	1.4

The ISE analysis used in the table above reflects the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The ISE at risk reported at September 30, 2013, shows that Huntington is asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that more assets (primarily LIBOR-indexed loans to customers) than liabilities (primarily non-maturity deposits) will re-price over the modeled one-year period. These results reflect the impact of higher market rates, which slows prepayments on mortgage-related assets and extends their lives. However, as noted above, these non-maturity deposits are more sensitive to market rate changes, resulting in less asset sensitivity than in previous periods.

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

The asset sensitive nature of the portfolio has become less pronounced in recent periods, as fixed rate auto loans and floating rate borrowings have increased as a percentage of assets and liabilities, respectively. However, because interest sensitive liabilities account for only 65% of total funding, the table below does not reflect the contribution to asset sensitivity from non-interest bearing deposits and equity.

Table 25—Interest Income/Expense Sensitivity

	Percent of Total Earning Assets (1)	Percent Change in Interest Income/Expense For a Given Change in Interest Rates Over / (Under) Base Case Parallel Ramp
Basis point change scenario		-25	+100	+200

Total loans	82%	-22.3%	36.7%	38.6%
Total investments and other earning assets	18	-15.1	21.3	19.7
Total interest-sensitive income		-20.3	33.2	34.4

Total interest-bearing deposits	59	-2.6	35.5	39.2
Total borrowings	6	-57.8	67.0	70.8
Total interest-sensitive expense		-8.9	39.1	42.8

(1)	At September 30, 2013

Table 26—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

September 30, 2013	0.1	-2.2	-6.3

The EVE analysis used in the table above reflects the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE at risk reported at September 30, 2013 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase) since the amount and duration of the assets are longer than the amount and duration of liabilities. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Compared to recent periods, the EVE results for September 30, 2013 reflect higher market rates during the year, which served to slow prepayments on mortgage-related assets and extend their lives. On the other hand, the retention on balance sheet of indirect automobile loans and the reduction of reinvestment in longer term, agency mortgage-backed securities has partly offset the impact of higher rates.

The following table details the economic value sensitivity to changes in market interest rates at September 30, 2013 for loans, investments, deposits, and borrowings. The change in economic value for each portfolio is measured as the percent change from the base economic value for that portfolio. The analysis reflects that, in a sharply higher rate scenario, total tangible assets are more sensitive to market rates than total tangible liabilities. Investments and other earning assets contribute to this sensitivity, largely due to fixed rate securities investments.

Table 27—Economic Value Sensitivity

	Percent of Total Net Tangible Assets (1)	Percent Change in Economic Value For a Given Change in Interest Rates Over / (Under) Base Case Parallel Shocks
Basis point change scenario		-25	+100	+200

Total loans	76%	0.5%	-1.8%	-3.7%
Total investments and other earning assets	16	0.9	-4.1	-8.2
Total net tangible assets (2)		0.5	-2.1	-4.3

Total deposits	83	-0.7	2.2	4.0
Total borrowings	5	-0.3	1.0	1.9
Total net tangible liabilities (3)		-0.6	2.1	3.8

(1)	At September 30, 2013.
(2)	Tangible assets excluding ALLL.
(3)	Tangible liabilities excluding AULC.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At September 30, 2013 we had a total of $158.8 million of capitalized MSRs representing the right to service $15.2 billion in mortgage loans. Of this $158.8 million, $34.1 million was recorded using the fair value method and $124.7 million was recorded using the amortization method.

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

Table 28—Expected life of investment securities

	September 30, 2013
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$468,482	$466,620	$—	$—
1 - 5 years	3,765,867	3,831,322	679,017	672,423
6 - 10 years	1,681,488	1,646,788	1,557,104	1,544,936
Over 10 years	239,626	165,195	—	—
Other securities	336,427	336,756	—	—

Total	$6,491,890	$6,446,681	$2,236,121	$2,217,359

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2013, these core deposits funded 79% of total assets (105% of total loans). At September 30, 2013 and December 31, 2012, total core deposits represented 96% and 95% of total deposits, respectively.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $0.8 billion from December 31, 2012, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $19.7 million and $17.2 million at September 30, 2013 and December 31, 2012, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $1.6 billion and $1.9 billion at September 30, 2013 and December 31, 2012, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 29—Deposit Composition

	2013						2012
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
By Type
Demand deposits—noninterest-bearing	$13,421	29%	$13,491	29%	12,757	27%	$12,600	27%	$12,680	27%
Demand deposits—interest-bearing	5,856	13	5,977	13	6,135	13	6,218	13	5,909	13
Money market deposits	16,212	34	15,131	33	15,165	32	14,691	32	14,926	32
Savings and other domestic deposits	4,946	11	5,054	11	5,174	11	5,002	11	4,949	11
Core certificates of deposit	4,108	9	4,353	9	5,170	11	5,516	12	5,817	12

Total core deposits	44,543	96	44,006	95	44,401	94	44,027	95	44,281	95
Other domestic deposits of $250,000 or more	268	1	283	1	355	1	354	1	352	1
Brokered deposits and negotiable CDs	1,366	3	1,695	4	1,807	4	1,594	3	1,795	4
Deposits in foreign offices	387	—	347	—	304	1	278	1	313	—

Total deposits	$46,564	100%	$46,331	100%	46,867	100%	$46,253	100%	$46,741	100%

Total core deposits:
Commercial	$19,526	44%	$18,922	43%	18,502	42%	$18,358	42%	$19,207	43%
Consumer	25,017	56	25,084	57	25,899	58	25,669	58	25,074	57

Total core deposits	$44,543	100%	$44,006	100%	44,401	100%	$44,027	100%	$44,281	100%

Table 30—Federal Funds Purchased and Repurchase Agreements

	2013			2012
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$655	$627	$725	$576	$1,249
Other short-term borrowings	6	3	8	14	11
Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.09%	0.09%	0.15%	0.14%
Other short-term borrowings	1.41	3.63	2.50	1.98	1.99
Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$787	$757	$781	$1,166	$1,464
Other short-term borrowings	9	10	9	26	16
Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$703	$693	$752	$996	$1,315
Other short-term borrowings	7	9	10	16	15
Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.08%	0.08%	0.10%	0.12%	0.15%
Other short-term borrowings	1.32	1.91	2.13	1.52	1.67

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. In August 2013, the Bank issued $350.0 million of senior notes at 99.865% of face value. The senior bank note issuances mature on August 2, 2016 and have a fixed coupon rate of 1.35%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. At September 30, 2013, total wholesale funding was $5.2 billion, unchanged from $5.2 billion at December 31, 2012.

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

Table 31—Federal Reserve and FHLB Borrowing Capacity

	September 30,	December 31,
(dollar amounts in billions)	2013	2012
Loans and securities pledged:
Federal Reserve Bank	$10.7	$10.2
FHLB	8.5	8.2

Total loans and securities pledged	$19.2	$18.4

Total unused borrowing capacity at Federal Reserve Bank and FHLB	$11.2	$10.3

At September 30, 2013, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At September 30, 2013 and December 31, 2012, the parent company had $1.0 billion and $0.9 billion, respectively, in cash and cash equivalents.

On October 18, 2013, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.05 per common share. The dividend is payable on January 2, 2014, to shareholders of record on December 19, 2013. Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $41.5 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at September 30, 2013, without regulatory approval due to the deficit position of its undivided profits. We do not anticipate that the Bank will need to pay dividends in the near future as we continue to build Bank regulatory capital above its already well-capitalized level. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy cash demands for the next 18 months.

In August 2013, the parent company issued $400.0 million of senior notes at 99.8% of face value. The senior note issuances mature on August 2, 2018 and have a fixed coupon rate of 2.60%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

On October 24, 2013, the OCC, U.S. Treasury, FRB, and the FDIC, issued a NPR regarding the implementation of a quantitative liquidity requirement consistent with the LCR standard established by the Basel Committee on Banking Supervision. The requirements are designed to promote the short term resilience of the liquidity risk profile of banks, to which it applies. Comments on the requirement may be submitted until January 31, 2014. If implemented as proposed, the requirement will likely cause some banks, including us, to purchase additional amounts of unencumbered, high quality liquid assets, which can easily be converted into cash.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. At September 30, 2013, we had $456.6 million of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $456.6 million are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At September 30, 2013 and December 31, 2012, we had commitments to sell residential real estate loans of $571.7 million and $849.8 million, respectively. These contracts mature in less than one year.

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

Representation and Warranty Reserve

We primarily conduct our mortgage loan sale and securitization activity with FNMA and FHLMC. In connection with these and other securitization transactions, we make certain representations and warranties that the loans meet certain criteria, such as collateral type and underwriting standards. We may be required to repurchase individual loans and / or indemnify these organizations against losses due to a loan not meeting the established criteria. As part of the consumer portfolio review that was initiated during the 2013 third quarter (see Consumer Credit section for description), we continue to evaluate representation and warranty exposure of loans sold with servicing retained associated with borrowers who filed bankruptcy. We have a reserve for such losses and exposure, which is included in accrued expenses and other liabilities. The reserves are estimated based on historical and expected repurchase activity, average loss rates, and current economic trends. The level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions containing a level of uncertainty and risk that may change over the life of the underlying loans. We currently do not have sufficient information to estimate the range of reasonably possible loss related to representation and warranty exposure.

The table below reflects activity in the representations and warranties reserve:

Table 32—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2013			2012
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Reserve for representations and warranties, beginning of period	$28,039	$28,932	$28,588	$27,468	$26,298
Reserve charges	(2,490)	(1,531)	(2,470)	(3,062)	(2,833)
Provision for representations and warranties	1,952	638	2,814	4,182	4,003

Reserve for representations and warranties, end of period	$27,501	$28,039	$28,932	$28,588	$27,468

Table 33—Mortgage Loan Repurchase Statistics

	2013			2012
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Number of loans sold	5,839	5,747	5,798	7,696	6,093
Amount of loans sold (UPB)	$861,897	$921,458	$846,419	$1,124,286	$992,310
Number of loans repurchased (1)	40	32	46	79	44
Amount of loans repurchased (UPB) (1)	$4,055	$2,969	$5,874	$9,563	$5,721
Number of claims received	222	71	146	166	139
Successful dispute rate (2)	36%	45%	62%	45%	44
Number of make whole payments (3)	28	19	29	48	39
Amount of make whole payments (3)	$2,125	$1,304	$2,274	$2,876	$2,815

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Regulatory Capital

Basel III and the Dodd-Frank Act

On July 2, 2013, the FRB voted to adopt final Basel III Capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4 percent for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

The final rule emphasizes Tier I Common equity, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

We have evaluated the impact of the Basel III final rule on our regulatory capital ratios and estimate a reduction of approximately 60 basis points to our Basel I Tier I Common risk-based capital ratio based on our June 30, 2013, balance sheet composition. This estimate is based on management’s current understanding, expectation, and understanding of the final U.S. Basel III rules. We anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum requirements. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

Approximately $50.0 million of our Tier 1 risk-based capital of $6.0 billion at September 30, 2013 consisted of the outstanding Class C preferred securities of our REIT subsidiary, Huntington Preferred Capital, Inc. (HPCI). Based on our review of the Basel III final rule, it is likely that when Basel III becomes effective, the HPCI Class C preferred securities will no longer constitute Tier 1 capital for us or the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, HPCI would have the right to redeem the outstanding Class C preferred securities. In the event HPCI redeems the Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

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

Risk-based capital guidelines require a minimum level of capital as a percentage of “risk-weighted assets”. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. At September 30, 2013, both the Company and the Bank were well-capitalized under applicable regulatory capital adequacy guidelines.

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

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy.

Table 34—Capital Adequacy

	2013			2012
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,576	$5,398	$5,481	$5,404	$5,422
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	5,962	5,784	5,867	5,790	5,808
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(104)	(114)	(124)	(132)	(144)
Other intangible assets deferred tax liability (1)	36	40	43	46	50

Total tangible equity (2)	5,450	5,266	5,342	5,260	5,270
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$5,064	$4,880	$4,956	$4,874	$4,884

Total assets	$56,648	$56,114	$56,055	$56,153	$56,443
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(104)	(114)	(124)	(132)	(144)
Other intangible assets deferred tax liability (1)	36	40	43	46	50

Total tangible assets (2)	$56,136	$55,596	$55,530	$55,623	$55,905

Tier 1 capital	$6,018	$5,885	$5,829	$5,741	$5,720
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(299)	(299)	(299)	(299)	(335)
REIT preferred stock	(50)	(50)	(50)	(50)	(50)

Tier 1 common equity (2)	$5,283	$5,150	$5,094	$5,006	$4,949

Risk-weighted assets (RWA)	$48,687	$48,080	$47,937	$47,773	$48,147

Tier 1 common equity / RWA ratio (2)	10.85%	10.71%	10.62%	10.48%	10.28%
Tangible equity / tangible asset ratio (2)	9.71	9.47	9.62	9.46	9.43
Tangible common equity / tangible asset ratio (2)	9.02	8.78	8.92	8.76	8.74
Tangible common equity / RWA ratio (2)	10.40	10.15	10.34	10.20	10.14

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

Our Tier 1 common equity risk-based ratio improved 37 basis points to 10.85% at September 30, 2013, compared with 10.48% at December 31, 2012. This increase primarily reflected the increase in retained earnings, partially offset by the repurchase of 16.7 million common shares and the impacts related to the payments of dividends.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 35—Regulatory Capital Data

		2013			2012
(dollar amounts in millions)		September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets	Consolidated	$48,687	$48,080	$47,937	$47,773	$48,147
	Bank	48,570	48,026	47,842	47,676	48,033
Tier 1 risk-based capital	Consolidated	6,017	5,885	5,829	5,741	5,720
	Bank	5,540	5,343	5,162	5,003	4,818
Tier 2 risk-based capital	Consolidated	1,127	1,120	1,144	1,187	1,192
	Bank	825	819	947	1,091	1,196
Total risk-based capital	Consolidated	7,144	7,005	6,973	6,928	6,912
	Bank	6,365	6,162	6,109	6,094	6,014
Tier 1 leverage ratio	Consolidated	10.85%	10.64%	10.57%	10.36%	10.29%
	Bank	10.01	9.68	9.38	9.05	8.68
Tier 1 risk-based capital ratio	Consolidated	12.36	12.24	12.16	12.02	11.88
	Bank	11.41	11.13	10.79	10.49	10.03
Total risk-based capital ratio	Consolidated	14.67	14.57	14.55	14.50	14.36
	Bank	13.11	12.83	12.77	12.78	12.52

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2012, primarily reflected an increase in retained earnings, partially offset by the repurchase of 16.7 million common shares and the impacts related to the payments of dividends.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.0 billion at September 30, 2013, an increase of $0.2 billion when compared with December 31, 2012.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On October 17, 2013, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on January 2, 2014. Also, cash dividends of $0.05, $0.05 and $0.04 per common share were declared on July 18, 2013, April 17, 2013 and January 17, 2013, respectively. Our 2013 capital plan to the FRB (see Capital Planning section above) included quarterly common dividends of $0.05 per common share through the 2014 first quarter.

On October 17, 2013, our board of directors declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on January 15, 2014. Also, cash dividends of $21.25 per share were declared on July 18, 2013, April 17, 2013 and January 17, 2013.

On October 17, 2013, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.36 per share. The dividend is payable on January 15, 2014. Also, cash dividends of $7.42, $7.44 and $7.51 per share were declared on July 18, 2013, April 17, 2013 and January 17, 2013, respectively.

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

Our board of directors has authorized a share repurchase program consistent with our capital plan of the potential repurchase of up to $227.0 million of common stock. During the three-month period ended September 30, 2013, we repurchased 2.0 million common shares at a weighted average share price of $8.18. During the nine-month period ended September 30, 2013, we repurchased 16.7 million common shares at a weighted average share price of $7.46. Although Huntington has the ability to repurchase up to $136 million of additional shares of common stock through the first quarter of 2014, we intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions especially as those conditions impact the trading price of our common stock. We do not anticipate that the pending transaction with Camco will materially impact our repurchase activities except during the relatively limited time we will be required to be out of the market under the SEC’s Regulation M.

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

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.

BUSINESS SEGMENT DISCUSSION

Overview

We have four major business segments: Retail and Business Banking; Regional and Commercial Banking; Automobile Finance and Commercial Real Estate; and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function also includes our insurance business and other unallocated assets, liabilities, revenue, and expenses. While this section reviews financial performance from a business segment perspective, it should be read in conjunction with the Discussion of Results of Operations, Note 19 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of our consolidated financial performance.

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

We use the checking account since it typically represents the primary banking relationship product. We count additional products by type, not number of products. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing four or more services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services. Since we have made significant strides toward having the vast majority of our customers with 4+ products, during the 2013 second quarter, we changed our measurement to 6+ products. We are holding ourselves to a higher performance standard.

The following table presents consumer checking account household OCR metrics:

Table 36—Consumer Checking Household OCR Cross-sell Report

	2013			2012
	Third	Second	First	Fourth	Third
Number of households	1,314,587	1,291,177	1,265,086	1,228,812	1,203,508
Product Penetration by Number of Services (1)
1 Service	3.2%	3.3%	2.7%	3.1%	4.3%
2-3 Services	19.5	19.9	17.3	18.6	19.8
4-5 Services	30.0	30.1	29.3	31.1	31.3
6+ Services	47.3	46.7	50.7	47.2	44.6
Total revenue (in millions)	$237.1	$239.1	$239.4	$251.2	$246.0

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

Our emphasis on cross-sell, coupled with customers increasingly being attracted by our “Fair Play” banking philosophy with benefits such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect as the number of households increased by 7% from the end of last year. The percent of consumer households with 6 or more products at the end of the 2013 third quarter was 47.3%, up from 46.7% at June 30, 2013 and 47.2% at December 31, 2012 due to increased product sales and services provided. Total consumer checking account household revenue in the 2013 third quarter was $237.1 million, down less than 1% from the 2013 second quarter, primarily related to typical seasonality. Total consumer checking account household revenue was down $8.9 million, or 4%, from the year-ago quarter, primarily due to the February 2013 implementation of a new posting order for consumer transaction accounts.

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

The following table presents commercial relationship OCR metrics:

Table 37—Commercial Relationship OCR Cross-sell Report

	2013			2012
	Third	Second	First	Fourth	Third
Commercial Relationships (1)	159,878	158,010	155,584	151,083	149,333
Product Penetration by Number of Services (2)
1 Service	22.1%	22.8%	23.7%	24.6%	25.9%
2-3 Services	41.1	40.9	40.2	40.4	40.6
4+ Services	36.8	36.3	36.1	35.0	33.5
Total revenue (in millions)	$193.9	$178.6	$175.1	$189.8	$175.7

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service distribution among our commercial relationships, but leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing 4 or more products at the end of 2013 third quarter was 36.8%, up from 33.5% from the end of last year. For the first nine-month period of 2013, commercial relationships grew 7%. Total commercial relationship revenue in the 2013 third quarter was $193.9 million, up $15.3 million, or 9%, from the 2013 second quarter, and up $18.2 million, or 10%, from the year-ago quarter. This reflects a $0.4 billion, or 2%, increase in commercial loans and increased customer transaction activity.

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

Treasury / Other

The Treasury / Other function includes revenue and expense related to our insurance business and assets, liabilities, and equity not directly assigned or allocated to one of the four business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.

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

The $41.6 million, or 44%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above partially offset by an increase in personnel costs.

Net Income by Business Segment

We reported net income of $480.9 million during the first nine-month period of 2013. This compared with net income of $473.7 million during the first nine-month period of 2012. The segregation of net income by business segment for the first nine-month period of 2013 and 2012 is presented in the following table:

Table 38—Net Income by Business Segment

	Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012
Retail and Business Banking	$51,785	$72,957
Regional and Commercial Banking	74,614	72,851
AFCRE	168,708	173,557
WGH	48,728	58,885
Treasury/Other	137,083	95,493

Total net income	$480,918	$473,743

Average Loans/Leases and Deposits by Business Segment

The segregation of total average loans and leases and total average deposits by business segment for the first nine-month period of 2013 and 2012 is presented in the following table:

Table 39—Average Loans/Leases and Deposits by Business Segment

	Nine Months Ended September 30, 2013
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,409	$10,702	$2,234	$596	$66	$17,007
Commercial real estate	411	344	4,103	213	—	5,071

Total commercial	3,820	11,046	6,337	809	66	22,078
Automobile	—	—	5,403	—	(1)	5,402
Home equity	7,508	7	1	860	(77)	8,299
Residential mortgage	1,056	7	—	4,138	(47)	5,154
Other consumer	289	4	54	18	86	451

Total consumer	8,853	18	5,458	5,016	(39)	19,306

Total loans and leases	$12,673	$11,064	$11,795	$5,825	$27	$41,384

Average Deposits
Demand deposits—noninterest-bearing	$5,306	$3,272	$575	$3,272	$289	$12,714
Demand deposits—interest-bearing	4,709	92	51	1,029	7	5,888
Money market deposits	8,573	2,074	251	4,381	8	15,287
Savings and other domestic deposits	4,893	14	13	150	(2)	5,068
Core certificates of deposit	4,667	20	2	70	2	4,761

Total core deposits	28,148	5,472	892	8,902	304	43,718
Other deposits	134	225	73	809	1,095	2,337

Total deposits	$28,282	$5,697	$965	$9,711	$1,399	$46,055

	Nine Months Ended September 30, 2012
(dollar amounts in millions)	Retail and Business Banking	Regional and Commercial Banking	AFCRE	WGH	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,318	$9,549	$2,029	$785	$75	$15,756
Commercial real estate	554	385	4,776	169	(1)	5,883

Total commercial	3,872	9,934	6,805	954	74	21,639
Automobile	—	—	4,540	—	—	4,540
Home equity	7,446	22	1	825	11	8,305
Residential mortgage	1,033	8	—	4,155	5	5,201
Other consumer	354	5	89	40	(25)	463

Total consumer	8,833	35	4,630	5,020	(9)	18,509

Total loans and leases	$12,705	$9,969	$11,435	$5,974	$65	$40,148

Average Deposits
Demand deposits—noninterest-bearing	$4,667	$2,919	$492	$3,591	$221	$11,890
Demand deposits—interest-bearing	4,598	105	48	1,042	7	5,800
Money market deposits	7,541	1,776	248	4,050	1	13,616
Savings and other domestic deposits	4,740	13	15	156	—	4,924
Core certificates of deposit	6,280	25	2	105	6	6,418

Total core deposits	27,826	4,838	805	8,944	235	42,648
Other deposits	167	218	64	712	1,070	2,231

Total deposits	$27,993	$5,056	$869	$9,656	$1,305	$44,879

Retail and Business Banking

Table 40—Key Performance Indicators for Retail and Business Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$611,849	$656,216	$(44,367)	(7)%
Provision for credit losses	101,196	103,233	(2,037)	(2)
Noninterest income	288,446	286,745	1,701	1
Noninterest expense	719,430	727,486	(8,056)	(1)
Provision for income taxes	27,884	39,285	(11,401)	(29)

Net income	$51,785	$72,957	$(21,172)	(29)%

Number of employees (full-time equivalent)	5,236	5,745	(509)	(9)%
Total average assets (in millions)	$14,394	$14,283	$111	1
Total average loans/leases (in millions)	12,673	12,705	(32)	—
Total average deposits (in millions)	28,282	27,993	289	1
Net interest margin	2.92%	3.14%	(0.22)%	(7)
NCOs	$89,679	$121,826	$(32,147)	(26)
NCOs as a % of average loans and leases	0.94%	1.28%	(0.34)%	(27)
Return on average common equity	4.8	6.9	(2.1)	(30)

2013 First Nine Months vs. 2012 First Nine Months

Retail and Business Banking reported net income of $51.8 million in the first nine-month period of 2013. This was a decrease of $21.2 million, or 29%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•

22 basis point decrease in the net interest margin. This decrease was mainly due to a 26 basis point decrease in deposit spreads that resulted from a reduction in the funds transfer prices rates assigned to those deposits.

Partially offset by:

•	$0.3 billion, or 1%, increase in total average deposits.

•	9 basis points increase in loan spreads, driven by a reduction in the funds transfer price assigned to loans.

The decrease in total average loans and leases from the year-ago period reflected:

•	$52 million, or 1%, decrease in commercial loans primarily due to increased payoff activity in the acquired Fidelity portfolio.

Partially offset by:

•	$20 million, or 0.2%, increase in consumer loans which reflected growth in residential mortgages and consumer first-lien refinance loans.

The increase in total average deposits from the year-ago period reflected:

•	$1.0 billion, or 14%, increase in money market deposits.

•	$0.8 billion, or 8%, increase in demand deposits.

Partially offset by:

•	$1.6 billion, or 26%, decrease in core certificates of deposit, which reflected continued focus on product mix in reducing the overall cost of deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 34 basis point reduction in net charge-offs and a $16 million decline in nonaccrual loans.

The increase in noninterest income from the year-ago period reflected:

•	$9.6 million, or 6%, increase in deposit service charge income due to strong household and account growth.

•	$7.1 million, or 12%, increase in electronic banking income due to strong consumer household growth combined with increased consumer debit card activity.

Partially offset by:

•	$5.8 million decline related to other fee income items.

•	$5.7 million, or 12.6%, decrease in fee share revenue.

•	$3.5 million, or 28%, decrease in gain on sale of loans.

The decrease in noninterest expense from the year-ago period reflected:

•	$9.6 million, or 4%, decrease in personnel expenses in the branch network primarily related to branch consolidations and expense initiatives.

•	$9.0 million, or 20%, reduction in marketing expense.

•	$3.0 million, or 49%, reduction in professional services.

Partially offset by:

•	$15.9 million increase in expenses related to the continued expansion of our Giant Eagle and Meijer In-stores branch network, and the development of our credit card product.

Regional and Commercial Banking

Table 41—Key Performance Indicators for Regional and Commercial Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$206,512	$202,116	$4,396	2%
Provision for credit losses	34,838	42,542	(7,704)	(18)
Noninterest income	106,349	100,724	5,625	6
Noninterest expense	163,232	148,219	15,013	10
Provision for income taxes	40,177	39,228	949	2

Net income	$74,614	$72,851	$1,763	2%

Number of employees (full-time equivalent)	704	710	(6)	(1)%
Total average assets (in millions)	$11,873	$10,850	$1,023	9
Total average loans/leases (in millions)	11,064	9,969	1,095	11
Total average deposits (in millions)	5,697	5,056	641	13
Net interest margin	2.60%	2.79%	(0.19)%	(7)
NCOs	$(6,267)	$25,688	$(31,955)	(124)
NCOs as a% of average loans and leases	(0.08)%	0.34%	(0.42)%	(124)
Return on average common equity	9.5	11.3	(1.8)	(16)

2013 First Nine Months vs. 2012 First Nine Months

Regional and Commercial Banking reported net income of $74.6 million in the first nine-month period of 2013. This was an increase of $1.8 million, or 2%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.1 billion, or 11%, increase in total average loans and leases.

•	$0.6 billion, or 13%, increase in average total deposits.

Partially offset by:

•

19 basis point decrease in the net interest margin due to compressed deposit spreads resulting from declining rates and reduced funds transfer prices rates, partially offset by a small increase on the commercial loan spread.

The increase in total average loans and leases from the year-ago period reflected:

•

$0.4 billion, or 20%, increase in the equipment finance portfolio average balance, which reflected our focus on developing vertical strategies in business aircraft, rail industry, lender finance, and syndications.

•

$0.4 billion, or 39%, increase in the healthcare portfolio average balance due to strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•

$0.2 billion, or 5%, in the middle market portfolio average balance primarily in our major metro markets overcoming a $0.3 billion or 7% reduction in the funded balances of lines of credit due to a reduction in the average utilization rate.

Partially offset by:

•	$0.2 billion, or 42%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$0.6 billion, or 13%, increase in core deposits, which primarily reflected a $0.3 billion increase in noninterest-bearing demand deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.5 billion of the balance growth, while large corporate accounts contributed $0.1 billion.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 42 basis point reduction in NCOs and a $34 million decline in NALs.

Partially offset by:

•

A 2013 third quarter increase in provision expense, as a result of our enhanced commercial risk rating system that increases the granularity of the risk ratings resulting in an increase in the portfolio risk rating profile, as well as an overall net increase in the exposure at default assumption included in the AULC component of our allowance calculation. However, there was a net reduction in loss given default rates within the C&I portfolio due to the incorporation of current collateral values in the risk determination process.

The increase in noninterest income from the year-ago period reflected:

•	$6.8 million, or 31%, increase in commitment and other loan fees primarily reflecting increased syndications activity.

•	$3.3 million, or 630%, increase in equipment finance fee income primarily driven by an increase in equipment lease termination income attributed to continued growth in the portfolio.

Partially offset by:

•	$3.1 million, or 10%, decrease in deposit service charge income and other Treasury Management related revenue reflecting the impact of earnings credits by our customers.

•

$1.3 million, or 4%, decrease in capital markets related income attributed to a $2.2 million, or 13%, decrease in sales of customer interest rate protection products, partially offset by a $0.8 million or 10% increase in foreign exchange revenue.

The increase in noninterest expense from the year-ago period reflected:

•	$10.8 million, or 14%, increase in personnel costs, primarily attributable to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$4.9 million, or 28%, increase in allocated overhead.

•

$2.6 million, or 41%, increase in outside data processing and other services, primarily attributed to Treasury Management products and services, such as the new Commercial Card product implemented in 2013.

Partially offset by:

•

$1.7 million, or 19%, decrease in credit quality related expenses reflecting the continued improvement in the commercial loan portfolio as evidenced by a 42% reduction in the average balance of the SAD portfolio compared to the year ago period.

Automobile Finance and Commercial Real Estate

Table 42—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$265,733	$266,765	$(1,032)	(0)%
Provision (reduction in allowance) for credit losses	(82,381)	(61,030)	21,351	35
Noninterest income	23,877	55,018	(31,141)	(57)
Noninterest expense	112,440	115,802	(3,362)	(3)
Provision for income taxes	90,843	93,454	(2,611)	(3)

Net income	$168,708	$173,557	$(4,849)	(3)%

Number of employees (full-time equivalent)	271	270	1	0%
Total average assets (in millions)	$12,414	$12,548	$(134)	(1)
Total average loans/leases (in millions)	11,795	11,435	360	3
Total average deposits (in millions)	965	869	96	11
Net interest margin	2.85%	2.81%	0.04%	1
NCOs	$30,965	$69,648	$(38,683)	(56)
NCOs as a% of average loans and leases	0.35%	0.81%	(0.46)%	(57)
Return on average common equity	40.9	38.6	2.3	6

2013 First Nine Months vs. 2012 First Nine Months

AFCRE reported net income of $168.7 million in the first nine-month period of 2013. This was a decrease of $4.8 million, or 3%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year ago period reflected:

•	$0.6 billion, or 75%, decrease in average loans held for sale related to automobile loan securitization activities.

•

$0.4 billion, or 3%, increase in average loans reflecting a $0.7 billion, or 15%, decrease in commercial real estate loans offset by a $0.9 billion, or 19%, increase in automobile loans and a $0.2 billion, or 17%, increase in automobile floor plan loans.

•

4 basis point increase in the net interest margin. This increase primarily reflected purchase accounting adjustments related to certain acquired commercial and commercial real estate loan portfolios, as well as the continuation of our risk-based pricing strategies in the CRE portfolio and maintaining our pricing discipline on automobile loan originations.

The increase in the reduction in allowance for credit losses from the year-ago period reflected:

•

A $38.7 million decrease in net charge-offs primarily due to a net overall improvement in the real estate market. The market improvement is reflected in both the number of defaults and the LGD rates, which are driven primarily by real estate recovery rates. Under our enhanced reserve methodology, these rates are now applied on a more granular basis based on type of collateral securing the loan and more fully incorporate the LTV position in the collateral.

Partially offset by:

•

A $17.3 million reduction in the levels of reserve releases associated with declines in non-performing loans. During the first nine month period of 2013, NALs declined by $35.0 million as compared to $91.0 million in the year ago period.

The decrease in noninterest income from the year-ago period reflected:

•

$24.9 million, or 100%, decrease in gains on sales of loans resulting from the securitization and sale of $1.5 billion of indirect auto loans during the first nine months of 2012, with no similar transactions occurring in 2013.

•	$6.8 million, or 78%, decrease in operating lease income resulting from the continued runoff of that portfolio, as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$5.2 million, or 78%, decrease in operating lease expense resulting from the continued runoff of that portfolio.

Wealth Advisors, Government Finance, and Home Lending

Table 43—Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent
Net interest income	$129,392	$143,396	$(14,004)	(10)%
Provision for credit losses	12,063	23,185	(11,122)	(48)
Noninterest income	234,493	250,370	(15,877)	(6)
Noninterest expense	276,856	279,988	(3,132)	(1)
Provision for income taxes	26,238	31,708	(5,470)	(17)

Net income	$48,728	$58,885	$(10,157)	(17)%

Number of employees (full-time equivalent)	2,079	2,089	(10)	—%
Total average assets (in millions)	$7,496	$7,584	$(88)	(1)
Total average loans/leases (in millions)	5,825	5,974	(149)	(2)
Total average deposits (in millions)	9,711	9,656	55	1
Net interest margin	1.76%	1.87%	(0.11)%	(6)
NCOs	$18,989	$32,874	$(13,885)	(42)
NCOs as a% of average loans and leases	0.43%	0.73%	(0.30)%	(41)
Return on average common equity	9.1	10.6	(1.5)	(14)
Mortgage banking origination volume (in millions)	$3,625	$3,672	$(47)	(1)
Noninterest income shared with other business segments(1)	31,408	35,281	(3,873)	(11)
Total assets under management (in billions)—eop	17.0	15.5	1.5	10
Total trust assets (in billions)—eop	78.7	66.1	12.6	19

(1)	Amount is not included in noninterest income reported above.

eop—End of Period.

2013 First Nine Months vs. 2012 First Nine Months

WGH reported net income of $48.8 million in the first nine-month period of 2013. This was a decrease of $10.2 million, or 17%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	11 basis point decrease in the net interest margin, primarily due to compressed deposit margins resulting from declining rates and reduced FTP rates.

•	$0.1 billion, or 2%, decrease in average total loans and leases.

Partially offset by:

•	$0.1 billion, or 1%, increase in average total deposits.

The decrease in provision for credit losses reflected:

•	$29.7 million, or 11%, decrease in delinquencies.

•	$14.0 million, or 9%, decrease in classified assets, which includes a small number of large balance loans.

•	$13.9 million, or 42%, decline in NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$24.7 million, or 23%, decrease in mortgage banking income due to a higher percentage of mortgages retained on the balance sheet and narrower spread on production.

Partially offset by:

•	$5.5 million, or 71%, increase in other income, primarily due to a gain on sale of certain Low Income Housing Tax Credit investments.

•	$1.2 million, or 18%, increase in service charges on deposit accounts.

The decrease in noninterest expense from the year-ago period reflected:

•	$2.3 million, or 9%, decrease in outside data processing and other services expense.

•	$2.2 million, or 4%, decrease in other expenses, primarily due lower mortgage repurchase expense.

Partially offset by:

•	$4.0 million, or 3%, increase in personnel costs.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, and CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2012 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2013	2012
(dollar amounts in thousands, except number of shares)	September 30,	December 31,
Assets
Cash and due from banks	$1,107,658	$1,262,806
Interest-bearing deposits in banks	63,100	70,921
Trading account securities	74,167	91,205
Loans held for sale (includes $313,099 and $452,949 respectively, measured at fair value) (1)	345,621	764,309
Available-for-sale and other securities	6,446,681	7,566,175
Held-to-maturity securities	2,236,121	1,743,876
Loans and leases (includes $69,780 and $142,762 respectively, measured at fair value) (2)	42,555,833	40,728,425
Allowance for loan and lease losses	(666,030)	(769,075)

Net loans and leases	41,889,803	39,959,350

Bank owned life insurance	1,633,247	1,596,056
Premises and equipment	639,632	617,257
Goodwill	444,268	444,268
Other intangible assets	103,512	132,157
Accrued income and other assets	1,664,441	1,904,805

Total assets	$56,648,251	$56,153,185

Liabilities and shareholders’ equity
Liabilities
Deposits	$46,564,046	$46,252,683
Short-term borrowings	660,932	589,814
Federal Home Loan Bank advances	333,352	1,008,959
Other long-term debt	904,668	158,784
Subordinated notes	1,111,598	1,197,091
Accrued expenses and other liabilities	1,112,076	1,155,643

Total liabilities	50,686,672	50,362,974

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,315	8,441
Capital surplus	7,387,033	7,475,149
Less treasury shares, at cost	(10,893)	(10,921)
Accumulated other comprehensive loss	(230,767)	(150,817)
Retained (deficit) earnings	(1,578,401)	(1,917,933)

Total shareholders’ equity	5,961,579	5,790,211

Total liabilities and shareholders’ equity	$56,648,251	$56,153,185

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	831,516,546	844,105,349
Common shares outstanding	830,144,646	842,812,709
Treasury shares outstanding	1,371,900	1,292,640
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.
(2)	Amounts represent certain assets of a consolidated VIE for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2013	2012	2013	2012
Interest and fee income:
Loans and leases	$408,998	$415,322	$1,221,322	$1,256,229
Available-for-sale and other securities
Taxable	35,280	45,937	114,004	143,005
Tax-exempt	2,677	2,224	8,052	6,547
Held-to-maturity securities—taxable	12,219	5,592	31,835	14,844
Other	3,738	14,712	15,600	30,643

Total interest income	462,912	483,787	1,390,813	1,451,268

Interest expense:
Deposits	27,655	40,880	89,281	126,450
Short-term borrowings	158	544	571	1,685
Federal Home Loan Bank advances	197	135	771	690
Subordinated notes and other long-term debt	10,050	11,930	26,231	45,974

Total interest expense	38,060	53,489	116,854	174,799

Net interest income	424,852	430,298	1,273,959	1,276,469
Provision for credit losses	11,400	37,004	65,714	107,930

Net interest income after provision for credit losses	413,452	393,294	1,208,245	1,168,539

Service charges on deposit accounts	72,918	67,806	201,810	194,096
Mortgage banking	23,621	44,614	102,528	129,381
Trust services	30,470	29,689	92,296	90,509
Electronic banking	24,282	22,135	68,340	61,279
Brokerage	16,532	16,526	54,073	54,811
Insurance	17,269	17,792	53,708	54,051
Gain on sale of loans	5,063	6,591	11,027	37,492
Bank owned life insurance income	13,740	14,371	42,603	42,275
Capital markets fees	12,825	11,805	32,888	35,242
Net gains on sales of securities	184	4,285	981	5,512
Impairment losses recognized in earnings on available-for-sale securities	(86)	(116)	(1,802)	(1,606)
Other noninterest income	33,685	25,569	92,915	97,164

Total noninterest income	250,503	261,067	751,367	800,206

Personnel costs	229,326	247,709	752,083	734,241
Outside data processing and other services	49,313	49,880	148,476	140,087
Net occupancy	35,591	27,599	93,361	82,152
Equipment	28,191	25,950	78,018	76,367
Deposit and other insurance expense	11,155	15,534	40,105	52,003
Professional services	12,487	18,024	29,020	44,712
Marketing	12,271	20,178	37,481	58,319
Amortization of intangibles	10,362	11,431	31,044	34,902
OREO and foreclosure expense	2,053	4,982	4,448	14,038
Loss (Gain) on extinguishment of debt	—	1,782	—	(798)
Other noninterest expense	32,587	35,234	97,958	129,225

Total noninterest expense	423,336	458,303	1,311,994	1,365,248

Income before income taxes	240,619	196,058	647,618	603,497
Provision for income taxes	62,132	28,291	166,700	129,754

Net income	178,487	167,767	480,918	473,743
Dividends on preferred shares	7,967	7,983	23,904	24,016

Net income applicable to common shares	$170,520	$159,784	$457,014	$449,727

Average common shares—basic	830,398	857,871	835,410	861,543
Average common shares—diluted	841,025	863,588	844,524	866,768
Per common share:
Net income—basic	$0.21	$0.19	$0.55	$0.52
Net income—diluted	0.20	0.19	0.54	0.52
Cash dividends declared	0.05	0.04	0.14	0.12
OTTI losses for the periods presented:
Total OTTI losses	$(92)	$(253)	$(1,808)	$(1,822)
Noncredit-related portion of loss recognized in OCI	6	137	6	216

Impairment losses recognized in earnings on available-for-sale securities	$(86)	$(116)	$(1,802)	$(1,606)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Net income	$178,487	$167,767	$480,918	$473,743
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	1,934	6,059	9,742	10,123
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	4,594	36,739	(77,449)	57,301

Total unrealized gains (losses) on available-for-sale and other securities	6,528	42,798	(67,707)	67,424
Unrealized gains (losses) on cash flow hedging derivatives	15,332	5,394	(54,048)	12,068
Change in accumulated unrealized losses for pension and other post-retirement obligations	31,109	3,243	41,805	9,729

Other comprehensive income (loss)	52,969	51,435	(79,950)	89,221

Comprehensive income	$231,456	$219,202	$400,968	$562,964

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Nine Months Ended September 30, 2012
Balance, beginning of period	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											473,743	473,743
Other comprehensive income (loss)										89,221		89,221
Repurchase of common stock					(10,168)	(102)	(65,201)					(65,303)
Cash dividends declared:
Common ($0.12 per share)											(103,172)	(103,172)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($25.54 per share)											(906)	(906)
Recognition of the fair value of share-based compensation							19,958					19,958
Other share-based compensation activity					1,331	13	(66)				(218)	(271)
Other							9	(85)	(562)		(103)	(656)

Balance, end of period	363	$362,507	35	$23,785	856,748	$8,567	$7,551,509	(1,263)	$(10,817)	$(84,542)	$(2,043,405)	$5,807,604

Nine Months Ended September 30, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Net income											480,918	480,918
Other comprehensive income (loss)										(79,950)		(79,950)
Repurchases of common stock					(16,708)	(167)	(124,828)					(124,995)
Cash dividends declared:
Common ($0.14 per share)											(116,648)	(116,648)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($22.37 per share)											(794)	(794)
Recognition of the fair value of share-based compensation							27,643					27,643
Other share-based compensation activity					4,119	41	9,648				(817)	8,872
Other							(579)	(79)	28		(17)	(568)

Balance, end of period	363	$362,507	35	$23,785	831,516	$8,315	$7,387,033	(1,371)	$(10,893)	$(230,767)	$(1,578,401)	$5,961,579

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$480,918	473,743
Provision for credit losses	65,714	107,930
Depreciation and amortization	210,311	208,041
Share-based compensation expense	27,643	19,958
Change in deferred income taxes	54,008	151,449
Originations of loans held for sale	(2,276,606)	(2,852,920)
Principal payments on and proceeds from loans held for sale	2,435,673	2,724,950
Gain on sale of loans held for sale	(42,963)	(34,292)
Gain on early extinguishment of debt	—	(798)
Bargain purchase gain	—	(11,409)
Net gain on sales of securities	(981)	(5,512)
Impairment losses recognized in earnings on available-for-sale securities	1,802	1,606
Net change in:
Trading account securities	17,038	(46,071)
Accrued income and other assets	(36,823)	473,451
Accrued expense and other liabilities	(122,913)	(535,448)

Net cash provided by (used for) operating activities	813,294	674,678

Investing activities
Increase (decrease) in interest bearing deposits in banks	103,781	79,398
Net cash received from acquisition	—	40,310
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,161,018	1,389,995
Maturities of held-to-maturity securities	195,369	69,822
Sales of available-for-sale and other securities	362,434	830,528
Purchases of available-for-sale and other securities	(830,992)	(2,074,313)
Purchases of held-to-maturity securities	(397,309)	(734,740)
Net proceeds from sales of loans	341,751	1,799,770
Net loan and lease activity, excluding sales	(2,091,670)	(2,532,577)
Proceeds from sale of operating lease assets	9,146	23,634
Purchases of premises and equipment	(89,100)	(82,862)
Proceeds from sales of other real estate	27,671	26,832
Purchases of loans and leases	(7,417)	(451,829)
Other, net	2,550	3,497

Net cash provided by (used for) investing activities	(1,212,768)	(1,612,535)

Financing activities
Increase (decrease) in deposits	315,008	2,749,959
Increase (decrease) in short-term borrowings	155,454	(291,267)
Maturity/redemption of subordinated notes	(50,000)	(202,895)
Proceeds from Federal Home Loan Bank advances	2,600,000	815,000
Maturity/redemption of Federal Home Loan Bank advances	(3,275,648)	(1,213,815)
Issuance of long-term debt	748,727	—
Maturity/redemption of long-term debt	(2,086)	(1,044,348)
Dividends paid on preferred stock	(23,910)	(23,736)
Dividends paid on common stock	(109,046)	(103,400)
Repurchases of common stock	(124,995)	(65,303)
Other, net	10,822	(705)

Net cash provided by (used for) financing activities	244,326	619,490

Increase (decrease) in cash and cash equivalents	(155,148)	(318,367)
Cash and cash equivalents at beginning of period	1,262,806	1,115,968

Cash and cash equivalents at end of period	$1,107,658	$797,601

Supplemental disclosures:
Income taxes paid (refunded)	$99,538	5,581
Interest paid	116,945	180,267
Non-cash activities
Securities transferred to held-to-maturity from available-for-sale	292,164	278,748
Loans transferred to held-for-sale from portfolio	50,344	1,656,486
Loans transferred to portfolio from held-for-sale	307,303	—
Dividends accrued, paid in subsequent quarter	47,907	47,824

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2012 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments were applied retrospectively for all comparative periods presented (See Note 15). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

ASU 2013-01— Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods (See Note 15). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (See Note 9). The amendments did not have a material impact on Huntington’s Condensed Consolidated Financial Statements

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments will not have a material impact on Huntington’s Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At September 30, 2013, and December 31, 2012, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $172.5 million and $174.5 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Loans and leases:
Commercial and industrial	$17,334,533	$16,970,689
Commercial real estate	4,872,725	5,399,240
Automobile	6,317,112	4,633,820
Home equity	8,346,685	8,335,342
Residential mortgage	5,306,964	4,969,672
Other consumer	377,814	419,662

Loans and leases	42,555,833	40,728,425

Allowance for loan and lease losses	(666,030)	(769,075)

Net loans and leases	$41,889,803	$39,959,350

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

The following table presents a rollforward of the accretable yield for three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Balance, beginning of period	$32,705	$24,761	$23,251	$—
Impact of acquisition/purchase on March 30, 2012	—	—	—	27,586
Additions	—	—	—	—
Accretion	(4,605)	(2,982)	(11,705)	(5,807)
Reclassification from nonaccretable difference	1,152	——	17,706	—

Balance, end of period	$29,252	$21,779	$29,252	$21,779

At September 30, 2013, there was $2.2 million of allowance for loan losses recorded on the purchased impaired loan portfolio. The following table reflects the outstanding balance of all contractually required payments and carrying amounts of the acquired loans at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Commercial and industrial	$43,638	$63,023	$54,472	$80,294
Commercial real estate	89,246	172,618	126,923	226,093
Residential mortgage	2,287	3,619	2,243	4,104
Other consumer	127	223	140	245

Total	$135,298	$239,483	$183,778	$310,736

Loan and Lease Purchases and Sales

The following table summarizes significant portfolio loan and lease purchase and sale activity for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended September 30, 2013	$28,432	$—	$—	$—	$—	$—	$28,432
Nine-month period ended September 30, 2013	$84,169	$—	$—	$—	$—	$—	$84,169
Three-month period ended September 30, 2012	$58,638	$—	$—	$—	$—	$—	$58,638
Nine-month period ended September 30, 2012	$536,139	$378,122	$—	$13,025	$62,324	$85	$989,695
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended September 30, 2013	$70,823	$—	$—	$—	$49,931	$—	$120,754
Nine-month period ended September 30, 2013	$153,889	$3,991	$—	$—	$205,335	—	$363,215
Three-month period ended September 30, 2012	$65,768	$4,812	$—	$—	$—	$—	$70,580
Nine-month period ended September 30, 2012	$190,933	$52,554	$2,783,748	$—	$179,621	$—	$3,206,856

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

The following table presents NALs by loan class at September 30, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	September 30,	December 31,
Commercial and industrial:
Owner occupied	$43,493	$53,009
Other commercial and industrial	24,541	37,696

Total commercial and industrial	$68,034	$90,705
Commercial real estate:
Retail properties	$30,383	$31,791
Multi family	11,295	19,765
Office	18,461	30,341
Industrial and warehouse	4,959	6,841
Other commercial real estate	15,197	38,390

Total commercial real estate	$80,295	$127,128
Automobile	$5,972	$7,823
Home equity:
Secured by first-lien	$30,347	$27,091
Secured by junior-lien	32,198	32,434

Total home equity	$62,545	$59,525
Residential mortgage	$116,260	$122,452
Other consumer	$—	$—

Total nonaccrual loans	$333,106	$407,633

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2013 and December 31, 2012: (1)

September 30, 2013
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$7,858	$3,665	$30,621	$42,144	$4,349,691	$4,391,835	$—
Purchased credit-impaired	402	774	19,217	20,393	23,245	43,638	19,217
Other commercial and industrial	11,235	3,297	10,109	24,641	12,874,419	12,899,060	—

Total commercial and industrial	$19,495	$7,736	$59,947	$87,178	$17,247,355	$17,334,533	$19,217	(2)
Commercial real estate:
Retail properties	$2,822	$2,022	$5,851	$10,695	$1,224,025	$1,234,720	$—
Multi family	2,059	823	8,253	11,135	960,380	971,515	—
Office	4,501	1,201	15,887	21,589	948,001	969,590	—
Industrial and warehouse	3,049	1,194	2,729	6,972	520,784	527,756	—
Purchased credit-impaired	2,545	3,109	44,026	49,680	39,566	89,246	44,026
Other commercial real estate	2,375	568	9,628	12,571	1,067,327	1,079,898	—

Total commercial real estate	$17,351	$8,917	$86,374	$112,642	$4,760,083	$4,872,725	$44,026	(2)
Automobile	$34,808	$7,554	$3,683	$46,045	$6,271,067	$6,317,112	$3,599
Home equity:
Secured by first-lien	$17,554	$7,830	$28,877	$54,261	$4,699,206	$4,753,467	$6,493
Secured by junior-lien	31,079	14,030	30,418	75,527	3,517,691	3,593,218	6,551

Total home equity	$48,633	$21,860	$59,295	$129,788	$8,216,897	$8,346,685	$13,044
Residential mortgage:
Residential mortgage	$114,101	$37,628	$164,564	$316,293	$4,988,384	$5,304,677	$95,569	(3)
Purchased credit-impaired	106	—	178	284	2,003	2,287	179

Total residential mortgage	$114,207	$37,628	$164,742	$316,577	$4,990,387	$5,306,964	$95,748
Other consumer:
Other consumer	$6,326	$1,430	$1,100	$8,856	$368,831	$377,687	$1,102
Purchased credit-impaired	—	—	—	—	127	127	—

Total other consumer	$6,326	$1,430	$1,100	$8,856	$368,958	$377,814	$1,102
Total loans and leases	$240,820	$85,125	$375,141	$701,086	$41,854,747	$42,555,833	$176,736

December 31, 2012
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,409	$6,302	$31,997	$49,708	$4,236,211	$4,285,919	$—
Purchased credit-impaired	986	3,533	26,648	31,167	23,305	54,472	26,648
Other commercial and industrial	20,273	4,211	14,786	39,270	12,591,028	12,630,298	—

Total commercial and industrial	$32,668	$14,046	$73,431	$120,145	$16,850,544	$16,970,689	$26,648	(2)
Commercial real estate:
Retail properties	$3,459	$4,203	$9,677	$17,339	$1,413,520	$1,430,859	$—
Multi family	7,961	1,314	12,062	21,337	963,063	984,400	—
Office	1,054	2,415	23,335	26,804	909,310	936,114	—
Industrial and warehouse	6,597	118	5,433	12,148	584,754	596,902	—
Purchased credit-impaired	556	1,751	56,660	58,967	67,956	126,923	56,660
Other commercial real estate	2,725	2,192	25,463	30,380	1,293,662	1,324,042	—

Total commercial real estate	$22,352	$11,993	$132,630	$166,975	$5,232,265	$5,399,240	$56,660	(2)
Automobile	$36,267	$7,803	$4,438	$48,508	$4,585,312	$4,633,820	$4,418
Home equity
Secured by first-lien	$26,288	$9,992	$28,322	$64,602	$4,315,985	$4,380,587	$5,202
Secured by junior-lien	34,365	16,553	35,150	86,068	3,868,687	3,954,755	12,998

Total home equity	$60,653	$26,545	$63,472	$150,670	$8,184,672	$8,335,342	$18,200
Residential mortgage
Residential mortgage	$118,582	$44,747	$164,035	$327,364	$4,640,065	$4,967,429	$92,925	(4)
Purchased credit-impaired	58	—	609	667	1,576	2,243	609

Total residential mortgage	$118,640	$44,747	$164,644	$328,031	$4,641,641	$4,969,672	$93,534
Other consumer
Other consumer	$7,431	$2,117	$1,672	$11,220	$408,302	$419,522	$1,672
Purchased credit-impaired	—	76	—	76	64	140	—

Total other consumer	$7,431	$2,193	$1,672	$11,296	$408,366	$419,662	$1,672
Total loans and leases	$278,011	$107,327	$440,287	$825,625	$39,902,800	$40,728,425	$201,132

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $81,770 thousand guaranteed by the U.S. government.
(4)	Includes $90,816 thousand guaranteed by the U.S. government.

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

During the quarter, we made enhancements to our commercial risk rating system used for assessing credit risk when determining our ACL. The enhancements made during the quarter provide greater granularity in overall corporate risk ratings and incorporate a broader set of financial metrics in the determination of the PD and LGD. The PD and LGD factors combine to represent the transaction reserve component for a given credit exposure.

In conjunction with the enhancements to our commercial risk rating system noted above, we enhanced our process for incorporating risk inherent in the economic and risk profile components of our general reserve, which is discussed more fully in Note 1 of Form 10-K. These enhancements allow Huntington to better reflect the credit exposure inherent in our portfolio, as well as overall risks in the economic environment. These changes did not have a material impact on our overall ACL.

The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering a historical utilization of unused commitments. The AULC is reflected in accrued expenses and other liabilities in the Unaudited Condensed Consolidated Balance Sheet.

During a 2013 third quarter review of our consumer portfolios, we identified additional loans associated with borrowers who had filed Chapter 7 bankruptcy and had not reaffirmed their debt, thus meeting the definition of collateral dependent per OCC guidance, and as such, considered a concession, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. As a result of our review of the existing consumer portfolios, NCOs increased by $13.1 million and the ALLL increased by $6.0 million based on our estimated exposure. We will finalize the review during the 2013 fourth quarter.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended September 30, 2013:
ALLL balance, beginning of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076
Loan charge-offs	(9,226)	(22,759)	(6,000)	(30,206)	(7,435)	(9,626)	(85,252)
Recoveries of loans previously charged-off	7,565	10,196	3,279	3,031	2,646	2,793	29,510
Provision for loan and lease losses	30,030	(78,764)	(10,182)	35,617	(7,691)	19,756	(11,234)
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(70)	—	(70)

ALLL balance, end of period	$262,048	$164,522	$27,087	$124,068	$51,252	$37,053	$666,030

AULC balance, beginning of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223
Provision for unfunded loan commitments and letters of credit	13,621	8,394	—	59	7	553	22,634

AULC balance, end of period	$51,092	$12,802	$—	$1,747	$13	$1,203	$66,857

ACL balance, end of period	$313,140	$177,324	$27,087	$125,815	$51,265	$38,256	$732,887

Nine-month period ended September 30, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(31,220)	(59,320)	(16,907)	(74,504)	(25,028)	(25,653)	(232,632)
Recoveries of loans previously charged-off	24,656	31,596	10,129	12,692	5,471	5,869	90,413
Provision for loan and lease losses	27,561	(93,123)	(1,114)	67,116	9,485	29,583	39,508
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(334)	—	(334)

ALLL balance, end of period	$262,048	$164,522	$27,087	$124,068	$51,252	$37,053	$666,030

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	17,224	8,062	—	391	10	519	26,206

AULC balance, end of period	$51,092	$12,802	$—	$1,747	$13	$1,203	$66,857

ACL balance, end of period	$313,140	$177,324	$27,087	$125,815	$51,265	$38,256	$732,887

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended September 30, 2012:
ALLL balance, beginning of period	$280,548	$305,391	$30,217	$135,562	$78,015	$29,913	$859,646
Loan charge-offs	(22,522)	(26,513)	(7,925)	(48,710)	(17,644)	(8,872)	(132,186)
Recoveries of loans previously charged-off	9,499	9,139	3,906	2,114	764	1,669	27,091
Provision for loan and lease losses	(10,444)	(7,641)	7,187	33,639	5,809	5,869	34,419
Allowance for loans sold or transferred to loans held for sale	—	—	(104)	—	276	—	172

ALLL balance, end of period	$257,081	$280,376	$33,281	$122,605	$67,220	$28,579	$789,142

AULC balance, beginning of period	$42,844	$5,225	$—	$2,190	$4	$715	$50,978
Provision for unfunded loan commitments and letters of credit	3,263	(125)	—	(513)	(1)	(39)	2,585

AULC balance, end of period	$46,107	$5,100	$—	$1,677	$3	$676	$53,563

ACL balance, end of period	$303,188	$285,476	$33,281	$124,282	$67,223	$29,255	$842,705

Nine-month period ended September 30, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(79,746)	(83,662)	(20,534)	(97,058)	(41,292)	(25,946)	(348,238)
Recoveries of loans previously charged-off	22,550	26,604	12,988	5,688	3,056	5,020	75,906
Provision for loan and lease losses	38,910	(51,272)	7,784	70,102	19,200	18,099	102,823
Allowance for loans sold or transferred to loans held for sale	—	—	(5,239)	—	(938)	—	(6,177)

ALLL balance, end of period	$257,081	$280,376	$33,281	$122,605	$67,220	$28,579	$789,142

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	6,449	(752)	—	(457)	2	(135)	5,107

AULC balance, end of period	$46,107	$5,100	$—	$1,677	$3	$676	$53,563

ACL balance, end of period	$303,188	$285,476	$33,281	$124,282	$67,223	$29,255	$842,705

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

The following table presents each loan and lease class by credit quality indicator at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,035,048	$169,877	$184,075	$2,835	$4,391,835
Purchased credit-impaired	5,123	1,970	35,635	910	43,638
Other commercial and industrial	12,297,970	213,288	383,695	4,107	12,899,060

Total commercial and industrial	$16,338,141	$385,135	$603,405	$7,852	$17,334,533
Commercial real estate:
Retail properties	$1,103,417	$32,465	$98,838	$—	$1,234,720
Multi family	916,230	14,715	40,456	114	971,515
Office	862,359	20,884	85,475	872	969,590
Industrial and warehouse	481,288	17,668	28,800	—	527,756
Purchased credit-impaired	11,988	5,941	71,317	—	89,246
Other commercial real estate	986,227	17,854	75,518	299	1,079,898

Total commercial real estate	$4,361,509	$109,527	$400,404	$1,285	$4,872,725

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,836,051	$2,427,360	$874,804	$178,897	$6,317,112
Home equity:
Secured by first-lien	$2,946,368	$1,413,536	$316,154	$77,409	$4,753,467
Secured by junior-lien	1,827,991	1,264,222	429,749	71,256	3,593,218

Total home equity	$4,774,359	$2,677,758	$745,903	$148,665	$8,346,685
Residential mortgage:
Residential mortgage	$2,772,000	$1,733,926	$714,181	$84,570	$5,304,677
Purchased credit-impaired	428	1,130	729	—	2,287

Total residential mortgage	$2,772,428	$1,735,056	$714,910	$84,570	$5,306,964
Other consumer:
Other consumer	$148,866	$146,839	$44,214	$37,768	$377,687
Purchased credit-impaired	—	89	38	—	127

Total other consumer	$148,866	$146,928	$44,252	$37,768	$377,814

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,970,597	$108,731	$205,822	$769	$4,285,919
Purchased credit-impaired	1,663	6,555	46,254	—	54,472
Other commercial and industrial	12,146,017	145,111	337,805	1,365	12,630,298

Total commercial and industrial	$16,118,277	$260,397	$589,881	$2,134	$16,970,689
Commercial real estate:
Retail properties	$1,184,987	$63,976	$181,896	$—	$1,430,859
Multi family	902,616	24,098	57,548	138	984,400
Office	826,533	26,488	83,093	—	936,114
Industrial and warehouse	540,484	15,132	41,286	—	596,902
Purchased credit-impaired	10,052	18,085	98,786	—	126,923
Other commercial real estate	1,177,213	43,454	103,262	113	1,324,042

Total commercial real estate	$4,641,885	$191,233	$565,871	$251	$5,399,240

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,233,439	$1,900,824	$682,518	$117,039	$4,933,820	(3)
Home equity:
Secured by first-lien	$2,618,888	$1,345,621	$357,019	$59,059	$4,380,587
Secured by junior-lien	2,046,143	1,375,636	491,226	41,750	3,954,755

Total home equity	$4,665,031	$2,721,257	$848,245	$100,809	$8,335,342
Residential mortgage
Residential mortgage	$2,561,210	$1,673,485	$711,750	$20,984	$4,967,429
Purchased credit-impaired	373	1,303	567	—	2,243

Total residential mortgage	$2,561,583	$1,674,788	$712,317	$20,984	$4,969,672
Other consumer
Other consumer	$169,792	$167,389	$59,815	$22,526	$419,522
Purchased credit-impaired	—	93	47	—	140

Total other consumer	$169,792	$167,482	$59,862	$22,526	$419,662

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Included $0.3 billion of loans reflected as loans held for sale related to an automobile securitization expected to be completed in 2013. During the 2013 second quarter, this amount was transferred from loans held for sale to the automobile portfolio based on Management’s intent and ability to hold these loans for the foreseeable future.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2013 and December 31, 2012:

	Commercial	Commercial			Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Home Equity	Mortgage	Consumer	Total
ALLL at September 30, 2013:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$1,190	$916	$—	$—	$57	$—	$2,163
Attributable to loans individually evaluated for impairment	10,340	30,704	676	5,015	12,711	77	59,523
Attributable to loans collectively evaluated for impairment	250,518	132,902	26,411	119,053	38,484	36,976	604,344

Total ALLL balance	$262,048	$164,522	$27,087	$124,068	$51,252	$37,053	$666,030

Loan and Lease Ending Balances at September 30, 2013:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$43,638	$89,246	$—	$—	$2,287	$127	$135,298
Individually evaluated for impairment	115,590	268,406	36,953	165,025	378,334	959	965,267
Collectively evaluated for impairment	17,175,305	4,515,073	6,280,159	8,181,660	4,926,343	376,728	41,455,268

Total loans and leases evaluated for impairment	$17,334,533	$4,872,725	$6,317,112	$8,346,685	$5,306,964	$377,814	$42,555,833

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2012
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$—	$—	$—	$—	$—	$—	$—
Attributable to loans individually evaluated for impairment	11,694	31,133	1,446	4,783	14,176	213	63,445
Attributable to loans collectively evaluated for impairment	229,357	254,236	33,533	113,981	47,482	27,041	705,630

Total ALLL balance:	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

Loan and Lease Ending Balances at December 31, 2012
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$54,472	$126,923	$—	$—	$2,243	$140	$183,778
Individually evaluated for impairment	119,535	298,891	43,607	117,532	374,526	2,657	956,748
Collectively evaluated for impairment	16,796,682	4,973,426	4,590,213	8,217,810	4,592,903	416,865	39,587,899

Total loans and leases evaluated for impairment	$16,970,689	$5,399,240	$4,633,820	$8,335,342	$4,969,672	$419,662	$40,728,425

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$4,144	$4,185	$—	$4,960	$42	$4,456	$126
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	18,204	24,912	—	14,254	168	12,389	473

Total commercial and industrial	$22,348	$29,097	$—	$19,214	$210	$16,845	$599
Commercial real estate:
Retail properties	$40,698	$42,255	$—	$38,514	$557	$47,186	$1,867
Multi family	4,197	4,315	—	4,203	63	4,836	220
Office	9,155	13,819	—	9,183	313	13,168	845
Industrial and warehouse	7,107	8,228	—	9,282	129	11,467	478
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	6,212	7,103	—	6,216	159	8,581	382

Total commercial real estate	$67,369	$75,720	$—	$67,398	$1,221	$85,238	$3,792
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	127	223	—	129	4	139	11

Total other consumer	$127	$223	$—	$129	$4	$139	$11
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,258	$47,148	$4,052	$39,656	$332	$42,155	$1,024
Purchased credit-impaired	43,638	63,023	1,190	46,942	1,485	50,421	3,775
Other commercial and industrial	52,984	86,121	6,288	61,563	886	62,320	2,510

Total commercial and industrial	$136,880	$196,292	$11,530	$148,161	$2,703	$154,896	$7,309
Commercial real estate: (4)
Retail properties	$87,520	$115,601	$6,587	$67,209	$448	$58,928	$1,303
Multi family	13,733	14,425	1,891	13,646	159	15,295	490
Office	54,762	60,471	12,969	49,486	490	46,543	1,291
Industrial and warehouse	13,167	14,479	1,376	10,381	303	16,535	671
Purchased credit-impaired	89,246	172,618	916	97,719	3,038	110,124	7,721
Other commercial real estate	31,855	40,401	7,881	32,579	332	37,436	1,150

Total commercial real estate	$290,283	$417,995	$31,620	$271,020	$4,770	$284,861	$12,626
Automobile	$36,953	$38,513	$676	$38,732	$817	$40,555	$2,121
Home equity:
Secured by first-lien	$95,268	$98,189	$1,940	$90,952	$1,062	$92,723	$2,953
Secured by junior-lien	69,757	85,651	3,075	64,553	873	57,743	2,186

Total home equity	$165,025	$183,840	$5,015	$155,505	$1,935	$150,466	$5,139
Residential mortgage (6):
Residential mortgage	$378,334	$3,420,179	$12,711	$356,855	$2,971	$365,148	$8,713
Purchased credit-impaired	2,287	3,619	57	2,169	78	2,232	198

Total residential mortgage	$380,621	$3,423,798	$12,768	$359,024	$3,049	$367,380	$8,911
Other consumer:
Other consumer	$959	$959	$77	$2,171	$29	$2,378	$83
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$959	$959	$77	$2,171	$29	$2,378	$83

	December 31, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$1,050	$1,091	$—	$4,702	$1	$5,310	$61
Purchased credit-impaired	54,472	80,294	—	62,740	935	64,627	1,767
Other commercial and industrial	31,841	54,520	—	9,274	88	8,556	343

Total commercial and industrial	$87,363	$135,905	$—	$76,716	$1,024	$78,493	$2,171
Commercial real estate:
Retail properties	$54,216	$56,569	$—	$53,317	$531	$52,127	$2,007
Multi family	5,719	5,862	—	5,413	85	5,879	278
Office	20,051	24,843	—	8,695	138	4,631	191
Industrial and warehouse	15,013	17,476	—	9,779	106	8,045	312
Purchased credit-impaired	126,923	226,093	—	134,279	2,004	138,858	3,954
Other commercial real estate	10,479	10,728	—	15,070	140	17,068	412

Total commercial real estate	$232,401	$341,571	$—	$226,553	$3,004	$226,608	$7,154
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	2,243	4,104	—	2,293	34	3,947	68

Total residential mortgage	$2,243	$4,104	$—	$2,293	$34	$3,947	$68
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	140	245	—	626	9	782	18

Total other consumer	$140	$245	$—	$626	$9	$782	$18
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$46,266	$56,925	$5,730	$39,339	$303	$38,927	$998
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	40,378	52,996	5,964	56,377	424	77,289	1,906

Total commercial and industrial	$86,644	$109,921	$11,694	$95,716	$727	$116,216	$2,904
Commercial real estate: (4)
Retail properties	$65,004	$73,000	$8,144	$109,146	$848	$117,069	$4,032
Multi family	17,410	18,531	2,662	26,375	280	29,734	1,108
Office	40,375	45,164	9,214	10,394	52	16,954	210
Industrial and warehouse	22,450	25,374	1,092	23,854	151	24,205	504
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	48,174	63,148	10,021	66,999	455	74,020	2,032

Total commercial real estate	$193,413	$225,217	$31,133	$236,768	$1,786	$261,982	$7,886
Automobile	$43,607	$44,790	$1,446	$39,996	$782	$38,022	$2,398
Home equity:
Secured by first-lien	$76,258	$80,831	$1,329	$59,247	$730	$49,559	$1,769
Secured by junior-lien	41,274	63,390	3,454	24,698	368	20,463	804

Total home equity	$117,532	$144,221	$4,783	$83,945	$1,098	$70,022	$2,573
Residential mortgage (6):
Residential mortgage	$374,526	$413,583	$14,176	$345,677	$2,722	$337,876	$8,525
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$374,526	$413,583	$14,176	$345,677	$2,722	$337,876	$8,525
Other consumer:
Other consumer	$2,657	$2,657	$213	$2,954	$19	$4,118	$78
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$2,657	$2,657	$213	$2,954	$19	$4,118	$78

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At September 30, 2013, $44,361 thousand of the $136,880 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $44,265 thousand of the $86,644 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At September 30, 2013, $30,293 thousand of the $290,283 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $31,605 thousand of the $193,413 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At September 30, 2013, $40,738 thousand of the $380,621 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2012, $28,695 thousand of the $374,526 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2013 and 2012, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1)
	September 30, 2013			September 30, 2012
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	2	$257	$9	7	$4,292	$13
Amortization or maturity date change	16	3,617	(10)	23	5,271	(49)
Other	4	2,935	166	5	1,410	(153)

Total C&I—Owner occupied	22	$6,809	$165	35	$10,973	$(189)
C&I—Other commercial and industrial:
Interest rate reduction	7	$19,082	$(1,491)	6	$2,029	$(261)
Amortization or maturity date change	29	9,978	(1,730)	20	12,393	(432)
Other	10	4,815	(40)	10	3,523	136

Total C&I—Other commercial and industrial	46	$33,875	$(3,261)	36	$17,945	$(557)
CRE—Retail properties:
Interest rate reduction	2	$378	$(5)	—	$—	$—
Amortization or maturity date change	10	25,693	4,162	1	116	(2)
Other	5	8,034	(1,740)	1	276	(1)

Total CRE—Retail properties	17	$34,105	$2,417	2	$392	$(3)
CRE—Multi family:
Interest rate reduction	2	$1,455	$(3)	8	$809	$(22)
Amortization or maturity date change	5	731	(25)	12	1,216	51
Other	2	161	6	1	343	(8)

Total CRE—Multi family	9	$2,347	$(22)	21	$2,368	$21
CRE—Office:
Interest rate reduction	2	$129	$1	1	$2,039	$(599)
Amortization or maturity date change	4	3,032	153	2	9,632	(36)
Other	2	2,777	160	—	—	—

Total CRE—Office	8	$5,938	$314	3	$11,671	$(635)
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	1	$1,600	$(224)
Amortization or maturity date change	2	497	(6)	7	31,577	(3,729)
Other	—	—	—	—	—	—

Total CRE—Industrial and Warehouse	2	$497	$(6)	8	$33,177	$(3,953)
CRE—Other commercial real estate:
Interest rate reduction	4	$4,450	$(44)	2	$755	$(72)
Amortization or maturity date change	9	2,400	(14)	10	13,454	383
Other	7	5,111	54	3	199	111

Total CRE—Other commercial real estate	20	$11,961	$(4)	15	$14,408	$422

Automobile:
Interest rate reduction	3	$5	$—	7	$51	$—
Amortization or maturity date change	458	2,639	(18)	501	3,533	(30)
Chapter 7 bankruptcy	151	1,096	(33)	1,978	11,666	1,754

Total Automobile	612	$3,740	$(51)	2,486	$15,250	$1,724
Residential mortgage:
Interest rate reduction	26	$2,755	$36	8	$1,300	$59
Amortization or maturity date change	146	20,578	320	113	16,234	117
Chapter 7 bankruptcy	92	10,107	134	528	39,352	4,527
Other	3	327	8	6	663	41

Total Residential mortgage	267	$33,767	$498	655	$57,549	$4,744
First-lien home equity:
Interest rate reduction	47	$4,239	$487	47	$6,837	$1,185
Amortization or maturity date change	88	5,815	(390)	31	2,928	28
Chapter 7 bankruptcy	35	2,443	(27)	177	7,461	4,203

Total First-lien home equity	170	$12,497	$70	255	$17,226	$5,416
Junior-lien home equity:
Interest rate reduction	4	$167	$30	15	$1,273	$226
Amortization or maturity date change	441	14,301	(1,246)	40	1,586	(40)
Chapter 7 bankruptcy	462	1,787	14,062	1,198	12,366	17,781
Other	—	—	—	7	285	—

Total Junior-lien home equity	907	$16,255	$12,846	1,260	$15,510	$17,967
Other consumer:
Interest rate reduction	1	$8	$—	7	$65	$9
Amortization or maturity date change	3	8	—	4	25	—
Chapter 7 bankruptcy	2	5	—	12	148	—

Total Other consumer	6	$21	$—	23	$238	$9
Total new troubled debt restructurings	2,086	$161,812	$12,966	4,799	$196,707	$24,966

	New Troubled Debt Restructurings During The Nine-Month Period Ended(1)
	September 30, 2013			September 30, 2012
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	16	$5,532	$(463)	21	$9,260	$145
Amortization or maturity date change	49	12,631	(22)	70	16,305	522
Other	12	5,358	255	13	4,181	1,105

Total C&I—Owner occupied	77	$23,521	$(230)	104	$29,746	$1,772
C&I—Other commercial and industrial:
Interest rate reduction	19	$61,838	$(1,044)	23	$7,095	$1
Amortization or maturity date change	95	47,611	1,665	91	36,403	(1,270)
Other	24	11,815	171	28	34,524	201

Total C&I—Other commercial and industrial	138	$121,264	$792	142	$78,022	$(1,068)

CRE—Retail properties:
Interest rate reduction	4	$1,116	$(8)	8	$6,027	$957
Amortization or maturity date change	16	26,596	4,160	11	3,166	(23)
Other	10	17,758	(557)	1	276	(1)

Total CRE—Retail properties	30	$45,470	$3,595	20	$9,469	$933
CRE—Multi family:
Interest rate reduction	8	$4,106	$7	10	$1,143	$(27)
Amortization or maturity date change	13	1,966	(18)	25	2,913	(20)
Other	4	8,043	(2)	7	7,961	668

Total CRE—Multi family	25	$14,115	$(13)	42	$12,017	$621
CRE—Office:
Interest rate reduction	6	$6,209	$1,657	4	$4,155	$(236)
Amortization or maturity date change	11	7,375	175	6	11,208	327
Other	4	3,059	159	3	306	—

Total CRE—Office	21	$16,643	$1,991	13	$15,669	$91
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	2	$4,600	$(220)
Amortization or maturity date change	7	1,590	(9)	13	34,350	(3,850)
Other	1	5,867	—	—	—	—

Total CRE—Industrial and Warehouse	8	$7,457	$(9)	15	$38,950	$(4,070)
CRE—Other commercial real estate:
Interest rate reduction	13	$5,940	$8	9	$2,792	$(288)
Amortization or maturity date change	13	3,100	(12)	38	66,007	4,145
Other	8	5,463	53	5	9,634	(1,893)

Total CRE—Other commercial real estate	34	$14,503	$49	52	$78,433	$1,964
Automobile:
Interest rate reduction	11	$78	$—	28	$271	$4
Amortization or maturity date change	1,146	6,550	(52)	1,401	9,813	(73)
Chapter 7 bankruptcy	864	5,384	344	1,978	11,666	1,754
Other	—	—	—	—	—	—

Total Automobile	2,021	$12,012	$292	3,407	$21,750	$1,685
Residential mortgage:
Interest rate reduction	58	$11,228	$—	12	$7,466	$10
Amortization or maturity date change	323	43,589	389	318	42,326	1,051
Chapter 7 bankruptcy	157	16,697	577	528	39,352	4,527
Other	15	1,612	38	6	663	41

Total Residential mortgage	553	$73,126	$1,004	864	$89,807	$5,629
First-lien home equity:
Interest rate reduction	106	$9,553	$908	177	$21,841	$3,666
Amortization or maturity date change	165	11,365	(959)	57	5,825	23
Chapter 7 bankruptcy	93	5,897	587	177	7,461	4,203
Other	—	—	—	—	—	—

Total First-lien home equity	364	$26,815	$536	411	$35,127	$7,892

Junior-lien home equity:
Interest rate reduction	20	$916	$155	52	$2,749	$443
Amortization or maturity date change	981	35,672	(3,613)	59	2,458	(57)
Chapter 7 bankruptcy	642	4,044	17,181	1,198	12,366	17,781
Other	—	—	—	7	288	—

Total Junior-lien home equity	1,643	$40,632	$13,723	1,316	$17,861	$18,167
Other consumer:
Interest rate reduction	4	$227	$42	12	$228	$23
Amortization or maturity date change	8	72	5	15	352	30
Chapter 7 bankruptcy	19	285	56	12	148	—
Other	—	—	—	—	—	—

Total Other consumer	31	$584	$103	39	$728	$53
Total new troubled debt restructurings	4,945	$396,142	$21,833	6,425	$427,579	$33,669

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month and nine-month periods ended September 30, 2013 and 2012:

	Troubled Debt Restructurings That Have Redefaulted(1) Within One Year Of Modification During The Three Months Ended
	September 30, 2013		September 30, 2012
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	2	$239
Amortization or maturity date change	3	349	4	489
Other	—	—	—	—

Total C&I—Owner occupied	3	$349	6	$728
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	7	263	3	84
Other	—	—	—	—

Total C&I—Other commercial and industrial	7	$263	3	$84
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Retail properties	—	$—	—	$—

CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	225	—	—
Other	—	—	—	—

Total CRE—Multi family	2	$225	—	$—
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Office	—	$—	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	361	—	—
Other	1	726	—	—

Total CRE—Industrial and Warehouse	2	$1,087	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	725	—	—
Other	—	—	—	—

Total CRE—Other commercial real estate	2	$725	—	$—
Automobile:
Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	8	93	20	—
Chapter 7 bankruptcy	17	107	—	—
Other	—	—	—	—

Total Automobile	25	$200	21	$—
Residential mortgage:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	19	2,930	18	2,422
Chapter 7 bankruptcy	10	658	17	1,760
Other	—	—	1	106

Total Residential mortgage	29	$3,588	36	$4,288
First-lien home equity:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	14	4	489
Chapter 7 bankruptcy	5	193	—	—
Other	—	—	—	—

Total First-lien home equity	6	$207	4	$489
Junior-lien home equity:
Interest rate reduction	1	$—	—	$—
Amortization or maturity date change	2	102	1	20
Chapter 7 bankruptcy	6	80	—	—
Other	—	—	—	—

Total Junior-lien home equity	9	$182	1	$20
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	1	94	—	—
Other	—	—	—	—

Total Other consumer	1	$94	—	$—
Total troubled debt restructurings with subsequent redefault	86	$6,920	71	$5,609

	Troubled Debt Restructurings That Have Redefaulted(1) Within One Year of Modification During The Nine Months Ended
	September 30, 2013		September 30, 2012
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	3	$1,237
Amortization or maturity date change	7	820	10	1,085
Other	7	1,203	—	—

Total C&I—Owner occupied	14	$2,023	13	$2,322
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	3	$401
Amortization or maturity date change	16	379	12	558
Other	—	—	3	387

Total C&I—Other commercial and industrial	16	$379	18	$1,346
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	835	2	372
Other	—	—	—	—

Total CRE—Retail properties	3	$835	2	$372
CRE—Multi family:
Interest rate reduction	—	$—	2	$1,236
Amortization or maturity date change	2	225	1	117
Other	—	—	—	—

Total CRE—Multi family	2	$225	3	$1,353
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	1,131	—	—
Other	—	—	—	—

Total CRE—Office	2	$1,131	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	361	—	—
Other	1	726	—	—

Total CRE—Industrial and Warehouse	2	$1,087	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	1	$898
Amortization or maturity date change	3	774	4	646
Other	1	5	—	—

Total CRE—Other commercial real estate	4	$779	5	$1,544
Automobile:
Interest rate reduction	1	$112	4	$—
Amortization or maturity date change	28	294	123	—
Chapter 7 bankruptcy	115	461	—	—
Other	—	—	—	—

Total Automobile	144	$867	127	$—

Residential mortgage:
Interest rate reduction	—	$—	1	$29
Amortization or maturity date change	56	8,317	76	10,866
Chapter 7 bankruptcy	46	3,826	17	1,761
Other	2	418	5	523

Total Residential mortgage	104	$12,561	99	$13,179
First-lien home equity:
Interest rate reduction	—	$—	9	$821
Amortization or maturity date change	1	14	5	503
Chapter 7 bankruptcy	11	942	—	—
Other	—	—	—	—

Total First-lien home equity	12	$956	14	$1,324
Junior-lien home equity:
Interest rate reduction	1	$—	2	$112
Amortization or maturity date change	3	159	3	99
Chapter 7 bankruptcy	26	649	—	—
Other	—	—	—	—

Total Junior-lien home equity	30	$808	5	$211
Other consumer:
Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	—	—	3	—
Chapter 7 bankruptcy	2	96	—	—
Other	—	—	—	—

Total Other consumer	2	$96	4	$—
Total troubled debt restructurings with subsequent redefault	335	$21,747	290	$21,651

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At September 30, 2013, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2013, these borrowings and advances are secured by $19.2 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$50,614	51,030	$—	$—
1-5 years	507	521	51,111	51,770
6-10 years	—	—	508	539
Over 10 years	1	3	1	2

Total U.S. Treasury	51,122	51,554	51,620	52,311

Federal agencies: mortgage-backed securities:
Under 1 year	—	—	1	1
1-5 years	174,631	176,076	182,722	185,792
6-10 years	455,677	458,965	503,045	521,068
Over 10 years	2,567,734	2,586,670	3,464,196	3,557,809

Total Federal agencies: mortgage-backed securities	3,198,042	3,221,711	4,149,964	4,264,670

Other agencies:
Under 1 year	5,080	5,128	4,934	5,017
1-5 years	303,788	310,437	304,769	314,149
6-10 years	23,611	23,854	39,143	40,460
Over 10 years	—	—	—	—

Total other agencies	332,479	339,419	348,846	359,626

Total U.S. Government backed agencies	3,581,643	3,612,684	4,550,430	4,676,607

Municipal securities:
Under 1 year	21,515	21,736	466	466
1-5 years	168,071	172,716	173,300	177,593
6-10 years	336,606	331,031	257,314	265,490
Over 10 years	39,345	40,995	58,000	57,451

Total municipal securities	565,537	566,478	489,080	501,000

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	2,293	2,396	7,394	7,567
Over 10 years	51,423	48,370	68,163	64,001

Total private-label CMO	53,716	50,766	75,557	71,568

Asset-backed securities:
Under 1 year	17,333	17,354	26,000	26,258
1-5 years	477,629	481,841	506,319	514,616
6-10 years	239,863	240,376	204,525	210,477
Over 10 years	476,650	388,756	389,471	277,732

Total asset-backed securities	1,211,475	1,128,327	1,126,315	1,029,083

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	280,969	286,924	282,080	290,625
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	280,969	286,924	282,080	290,625

Corporate debt:
Under 1 year	702	713	27,153	27,411
1-5 years	257,667	266,984	458,516	468,077
6-10 years	189,733	182,756	158,878	162,453
Over 10 years	10,121	10,519	10,146	10,201

Total corporate debt	458,223	460,972	654,693	668,142

Other:
Under 1 year	—	—	1,500	1,498
1-5 years	3,900	3,774	2,400	2,400
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	317,462	317,462	308,075	308,075
Marketable equity securities	18,965	19,294	16,877	17,177

Total other	340,327	340,530	328,852	329,150

Total available-for-sale and other securities	$6,491,890	$6,446,681	$7,507,007	$7,566,175

Other securities at September 30, 2013 and December 31, 2012 include $165.6 million of stock issued by the FHLB of Cincinnati, $3.5 million of stock issued by the FHLB of Indianapolis, and $148.4 million and $139.0 million, respectively, of Federal Reserve Bank stock. Non-marketable equity securities are valued at amortized cost. At September 30, 2013 and December 31, 2012, Huntington did not have any material equity positions in FNMA or FHLMC.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in accumulated other comprehensive income by investment category at September 30, 2013 and December 31, 2012:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2013
U.S. Treasury	$51,122	$432	$—	$51,554
Federal agencies:
Mortgage-backed securities	3,198,042	45,997	(22,328)	3,221,711
Other agencies	332,479	7,078	(138)	339,419

Total U.S. Government backed securities	3,581,643	53,507	(22,466)	3,612,684
Municipal securities	565,537	9,309	(8,368)	566,478
Private-label CMO	53,716	1,012	(3,962)	50,766
Asset-backed securities	1,211,475	7,434	(90,582)	1,128,327
Covered bonds	280,969	5,955	—	286,924
Corporate debt	458,223	11,250	(8,501)	460,972
Other securities	340,327	373	(170)	340,530

Total available-for-sale and other securities	$6,491,890	$88,840	$(134,049)	$6,446,681

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2012
U.S. Treasury	$51,620	$691	$—	$52,311
Federal agencies:
Mortgage-backed securities	4,149,964	114,984	(278)	4,264,670
Other agencies	348,846	10,781	(1)	359,626

Total U.S. Government backed securities	4,550,430	126,456	(279)	4,676,607
Municipal securities	489,080	13,927	(2,007)	501,000
Private-label CMO	75,557	1,087	(5,076)	71,568
Asset-backed securities	1,126,315	16,287	(113,519)	1,029,083
Covered bonds	282,080	8,545	—	290,625
Corporate debt	654,693	15,301	(1,852)	668,142
Other securities	328,852	333	(35)	329,150

Total available-for-sale and other securities	$7,507,007	$181,936	$(122,768)	$7,566,175

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities have been in a continuous loss position, at September 30, 2013 and December 31, 2012:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	938,245	(22,328)	—	—	938,245	(22,328)
Other agencies	6,510	(138)	—	—	6,510	(138)

Total U.S. Government backed securities	944,755	(22,466)	—	—	944,755	(22,466)
Municipal securities	236,408	(8,368)	—	—	236,408	(8,368)
Private-label CMO	—	—	22,178	(3,962)	22,178	(3,962)
Asset-backed securities	360,373	(8,369)	114,901	(82,213)	475,274	(90,582)
Covered bonds	—	—	—	—	—	—
Corporate debt	191,113	(8,501)	—	—	191,113	(8,501)
Other securities	3,024	(126)	3,255	(44)	6,279	(170)

Total temporarily impaired securities	$1,735,673	$(47,830)	$140,334	$(86,219)	$1,876,007	$(134,049)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	44,836	(278)	—	—	44,836	(278)
Other agencies	801	(1)	—	—	801	(1)

Total U.S. Government backed securities	45,637	(279)	—	—	45,637	(279)
Municipal securities	51,316	(2,007)	—	—	51,316	(2,007)
Private-label CMO	22,793	—	34,617	(5,076)	57,410	(5,076)
Asset-backed securities	28,089	(73)	108,660	(113,446)	136,749	(113,519)
Covered bonds	—	—	—	—	—	—
Corporate debt	138,792	(1,472)	119,620	(380)	258,412	(1,852)
Other securities	—	—	1,630	(35)	1,630	(35)

Total temporarily impaired securities	$286,627	$(3,831)	$264,527	$(118,937)	$551,154	$(122,768)

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Gross gains on sales of securities	$448	$6,253	$1,635	$7,736
Gross (losses) on sales of securities	(264)	(1,968)	(654)	(2,224)

Net gain on sales of securities	$184	$4,285	$981	$5,512

Pooled-Trust-Preferred, and Private-Label CMO Securities

The highest risk category of our investment portfolio are the private-label CMO and the pooled-trust-preferred portfolios. Of the $50.8 million of the private-label CMO securities reported at fair value at September 30, 2013, approximately $19.9 million are rated below investment grade. The pooled-trust-preferred securities are in the asset-backed securities portfolio. The performance of the underlying securities in each of these categories continued to reflect the economic environment. Each of these securities in these two categories is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table summarizes the relevant characteristics of our pooled-trust-preferred securities portfolio, which are included in asset-backed securities, at September 30, 2013. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Trust Preferred Securities Data

September 30, 2013

(dollar amounts in thousands)

		Amortized	Fair	Unrealized	Lowest Credit	# of Issuers Currently Performing/	Actual Deferrals and Defaults as a % of Original	Expected Defaults as a % of Remaining Performing	Excess
Deal Name	Par Value	Cost	Value	Loss (2)	Rating (3)	Remaining (4)	Collateral	Collateral	Subordination (5)
Alesco II (1)	$41,646	$29,830	$12,789	$(17,041)	C	30/34	10%	9%	—%
ICONS	20,000	20,000	15,192	(4,808)	BB	22/23	3	13	52
I-Pre TSL II	20,464	20,413	18,201	(2,212)	A	21/23	5	10	77
MM Comm III	7,162	6,843	5,229	(1,614)	BB	6/10	5	9	27
Pre TSL IX (1)	5,000	3,955	1,889	(2,066)	C	30/44	20	13	4
Pre TSL X (1)	17,149	8,551	5,702	(2,849)	C	33/47	25	12	—
Pre TSL XI (1)	25,000	21,216	8,243	(12,973)	C	41/60	28	15	—
Pre TSL XIII (1)	28,218	21,579	11,363	(10,216)	C	44/61	28	22	4
Reg Diversified (1)	25,500	6,908	561	(6,347)	D	23/42	40	12	—
Soloso (1)	12,500	2,440	127	(2,313)	C	36/63	32	22	—
Tropic III	31,000	31,000	12,629	(18,371)	CCC+	24/40	29	17	38

Total at September 30, 2013	$233,639	$172,735	$91,925	$(80,810)

Total at December 31, 2012	$266,863	$195,760	$84,296	$(111,464)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.5% to LIBOR plus 15.3% as of September 30, 2013. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

For the three-month and nine-month periods ended September 30, 2013 and 2012, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—	$—	$—
Pooled-trust-preferred	(86)	—	(1,466)	—
Private label CMO	—	(116)	(336)	(1,601)

Total debt securities	(86)	(116)	(1,802)	(1,601)

Equity securities	—	—	—	(5)

Total available-for-sale and other securities	$(86)	$(116)	$(1,802)	$(1,606)

The following table rolls forward the OTTI amounts recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Balance, beginning of period	$49,851	$57,152	$49,433	$56,764
Reductions from sales/maturities	(11,886)	(7,848)	(13,184)	(8,945)
Credit losses not previously recognized	—	—	—	—
Additional credit losses	86	116	1,802	1,601

Balance, end of period	$38,051	$49,420	$38,051	$49,420

The fair values of these assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at September 30, 2013.

As of September 30, 2013, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	22,764	24,901	24,739
Over 10 years	2,096,322	2,083,669	1,624,483	1,672,702

Total Federal agencies: mortgage-backed securities	2,121,223	2,106,433	1,649,384	1,697,441

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	39,346	39,206	15,108	15,338
Over 10 years	66,222	62,749	69,399	71,341

Total other agencies	105,568	101,955	84,507	86,679

Total U.S. Government backed agencies	2,226,791	2,208,388	1,733,891	1,784,120

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	9,330	8,971	9,985	9,985

Total municipal securities	9,330	8,971	9,985	9,985

Total held-to-maturity securities	$2,236,121	$2,217,359	$1,743,876	$1,794,105

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2013 and December 31, 2012:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2013
Federal Agencies:
Mortgage-backed securities	$2,121,223	$13,534	$(28,324)	$2,106,433
Other agencies	105,568	—	(3,613)	101,955

Total U.S. Governmentbacked securities	2,226,791	13,534	(31,937)	2,208,388
Municipal securities	9,330	—	(359)	8,971

Total held-to-maturity securities	$2,236,121	$13,534	$(32,296)	$2,217,359

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$1,649,384	$48,219	$(162)	$1,697,441
Other agencies	84,507	2,172	—	86,679

Total U.S. Governmentbacked securities	1,733,891	50,391	(162)	1,784,120
Municipal securities	9,985	—	—	9,985

Total held-to-maturity securities	$1,743,876	$50,391	$(162)	$1,794,105

All held-to-maturity securities with unrealized losses aggregated by investment category have been in continuous loss positions for less than 12 months.

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2013, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Residential mortgage loans sold with servicing retained	$853,287	$889,769	$2,603,414	$2,746,068
Pretax gains resulting from above loan sales (1)	23,224	30,195	91,519	83,849

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2013 and 2012:

Fair Value Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Fair value, beginning of period	$37,544	$45,061	$35,202	$65,001
Change in fair value during the period due to:
Time decay (1)	(727)	(633)	(1,961)	(2,282)
Payoffs (2)	(3,015)	(3,043)	(9,774)	(11,334)
Changes in valuation inputs or assumptions (3)	304	(4,764)	10,639	(14,764)

Fair value, end of period:	$34,106	$36,621	$34,106	$36,621

Weighted-average life (years)	4.1	3.0	4.1	3.0

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment spreads.

Amortization Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Carrying value, beginning of period	$117,978	$83,236	$85,545	$72,434
New servicing assets created	9,864	7,725	28,614	26,081
Impairment (charge) / recovery	(132)	(14,779)	21,459	(13,886)
Amortization and other	(3,040)	(4,729)	(10,948)	(13,176)

Carrying value, end of period	$124,670	$71,453	$124,670	$71,453

Fair value, end of period	$136,590	$71,453	$136,590	$71,453

Weighted-average life (years)	6.3	2.7	6.3	2.7

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2013 and December 31, 2012, to changes in these assumptions follows:

	September 30, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.90%	$(2,100)	$(4,180)	19.52%	$(2,608)	$(5,051)
Spread over forward interest rate swap rates	1,236 bps	(1,424)	(2,849)	1,288 bps	(1,290)	(2,580)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2013 and December 31, 2012, to changes in these assumptions follows:

	September 30, 2013				December 31, 2012
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.50%		$(7,283)	$(14,154)	15.45%		$(4,936)	$(9,451)
Spread over forward interest rate swap rates	873	bps	(5,351)	(10,702)	940	bps	(3,060)	(6,119)

Total servicing fees included in mortgage banking income amounted to $10.9 million and $11.3 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, servicing fees totaled $33.0 million and $34.7 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion and $15.6 billion at September 30, 2013 and December 31, 2012, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2013 and 2012, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Carrying value, beginning of period	$25,688	$26,737	$35,606	$13,377
New servicing assets created	—	2,854	—	22,737
Amortization and other	(4,334)	(3,912)	(14,252)	(10,435)

Carrying value, end of period	$21,354	$25,679	$21,354	$25,679

Fair value, end of period	$21,446	$26,635	$21,446	$26,635

Weighted-average life (years)	3.6	4.3	3.6	4.3

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at September 30, 2013 and December 31, 2012 follows:

	September 30, 2013				December 31, 2012
			Decline in fair value due to				Decline in fair value due to
(dollar amounts in thousands)	Actual		10% adverse change	20% adverse change	Actual		10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.66%		$(660)	$(1,334)	13.80%		$(880)	$(1,771)
Spread over forward interest rate swap rates	500	bps	(9)	(18)	500	bps	(18)	(36)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $2.5 million and $2.2 million for the three-month periods ending September 30, 2013, and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, servicing income, net of amortization of capitalized servicing assets, amounted to $7.8 million and $5.6 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.8 billion and $2.5 billion at September 30, 2013 and December 31, 2012, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. A rollforward of goodwill by business segment for the first nine-month period of 2013 is presented in the table below:

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

At September 30, 2013 and December 31, 2012, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2013
Core deposit intangible	$380,249	$(327,181)	$53,068
Customer relationship	106,974	(56,739)	50,235
Other	25,164	(24,955)	209

Total other intangible assets	$512,387	$(408,875)	$103,512

December 31, 2012
Core deposit intangible	$380,249	$(302,003)	$78,246
Customer relationship	104,574	(50,925)	53,649
Other	25,164	(24,902)	262

Total other intangible assets	$509,987	$(377,830)	$132,157

The estimated amortization expense of other intangible assets for the remainder of 2013 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2013	$10,325
2014	36,711
2015	20,549
2016	7,336
2017	6,854
2018	5,983

8. OTHER LONG-TERM DEBT

In August 2013, the parent company issued $400.0 million of senior notes at 99.80% of face value. The senior note issuances mature on August 2, 2018 and have a fixed coupon rate of 2.60%. In August 2013, the Bank issued $350.0 million of senior notes at 99.865% of face value. The senior bank note issuances mature on August 2, 2016 and have a fixed coupon rate of 1.35%. Both senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest.

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, were as follows:

	Three Months Ended
	September 30, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2,975	$(1,041)	$1,934
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	4,388	(1,683)	2,705
Less: Reclassification adjustment for net losses (gains) included in net income	3,023	(1,058)	1,965

Net change in unrealized holding gains (losses) on available-for-sale debt securities	10,386	(3,782)	6,604

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(121)	45	(76)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	26,672	(9,335)	17,337
Less: Reclassification adjustment for net (gains) losses included in net income	(3,085)	1,080	(2,005)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	23,587	(8,255)	15,332

Re-measurement obligation	79,532	(27,836)	51,696
Defined benefit pension items	(31,672)	11,085	(20,587)

Unrealized gains (losses) for pension and other post-retirement obligations	47,860	(16,751)	31,109

Total other comprehensive income (loss)	$81,712	$(28,743)	$52,969

	Three Months Ended
	September 30, 2012
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$9,322	(3,263)	6,059
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	61,074	(21,608)	39,466
Less: Reclassification adjustment for net losses (gains) included in net income	(4,169)	1,459	(2,710)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	66,227	(23,412)	42,815

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(26)	9	(17)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	21,595	(7,568)	14,027
Less: Reclassification adjustment for net (gains) losses included in net income	(13,298)	4,665	(8,633)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	8,297	(2,903)	5,394

Amortization of net actuarial loss and prior service cost included in net income	4,990	(1,747)	3,243

Total other comprehensive income	$79,488	$(28,053)	$51,435

	Nine Months Ended
	September 30, 2013
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$14,987	$(5,245)	$9,742
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(123,647)	43,413	(80,234)
Less: Reclassification adjustment for net losses (gains) included in net income	4,254	(1,489)	2,765

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(104,406)	36,679	(67,727)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	32	(12)	20
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(71,579)	25,053	(46,526)
Less: Reclassification adjustment for net (gains) losses included in net income	(11,571)	4,049	(7,522)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(83,150)	29,102	(54,048)

Re-measurement obligation	79,532	(27,836)	51,696
Defined benefit pension items	(15,217)	5,326	(9,891)

Unrealized gains (losses) for pension and other post-retirement obligations	64,315	(22,510)	41,805

Total other comprehensive income (loss)	$(123,209)	$43,259	$(79,950)

	Nine Months Ended September 30, 2012
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	15,574	(5,451)	10,123
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	92,436	(32,831)	59,605
Less: Reclassification adjustment for net losses (gains) included in net income	(3,906)	1,367	(2,539)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	104,104	(36,915)	67,189

Net change in unrealized holding gains (losses) on available-for-sale equity securities	361	(126)	235
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	5,139	(1,810)	3,329
Less: Reclassification adjustment for net (gains) losses included in net income	13,428	(4,689)	8,739

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	18,567	(6,499)	12,068

Amortization of net actuarial loss and prior service cost included in net income	14,968	(5,239)	9,729

Total other comprehensive income	$138,000	$(48,779)	$89,221

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2013:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(70,492)	20	(46,526)	51,696	(65,302)
Amounts reclassified from accumulated OCI to earnings	2,765	—	(7,522)	(9,891)	(14,648)

Period change	(67,727)	20	(54,048)	41,805	(79,950)

Balance, September 30, 2013	$(29,423)	$214	$(6,964)	$(194,594)	$(230,767)

(1)	Amount at December 31, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2013:

Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$187	$303	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(3,125)	(2,754)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	(85)	(1,803)	Noninterest income - net gains (losses) on sale of securities

	(3,023)	(4,254)	Total before tax
	1,058	1,489	Tax (expense) benefit

	$(1,965)	$(2,765)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$3,078	$11,367	Interest income - loans and leases
Interest rate contracts	7	204	Noninterest income - other income

	3,085	11,571	Total before tax
	(1,080)	(4,049)	Tax (expense) benefit

	$2,005	$7,522	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,192)	$(21,101)	Noninterest expense - personnel costs
Prior service costs	—	3,454	Noninterest expense - personnel costs
Curtailment	32,864	32,864	Noninterest expense - personnel costs

	31,672	15,217	Total before tax
	(11,085)	(5,326)	Tax (expense) benefit

	$20,587	$9,891	Net of tax

10. SHAREHOLDERS’ EQUITY

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

During the three-month period ended September 30, 2013, Huntington repurchased a total of 2.0 million shares of common stock, at a weighted average share price of $8.18. Under both share repurchase programs, Huntington repurchased a total of 16.7 million shares of common stock during the nine-month period ended September 30, 2013, at a weighted average share price of $7.46.

Although Huntington has the ability to repurchase up to $136 million of additional shares of common stock through the first quarter of 2014, we intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions especially as those conditions impact the trading price of our common stock. We do not anticipate that the pending transaction with Camco (see Note 20) will materially impact our repurchase activities except during the relatively limited time we will be required to be out of the market under the SEC’s Regulation M.

11. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of Huntington’s convertible preferred stock. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of Huntington’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and nine-month periods ended September 30, 2013 and 2012, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2013	2012	2013	2012
Basic earnings per common share:
Net income	$178,487	$167,767	$480,918	$473,743
Preferred stock dividends	(7,967)	(7,983)	(23,904)	(24,016)

Net income available to common shareholders	$170,520	$159,784	$457,014	$449,727
Average common shares issued and outstanding	830,398	857,871	835,410	861,543
Basic earnings per common share	$0.21	$0.19	$0.55	$0.52
Diluted earnings per common share:
Net income available to common shareholders	$170,520	$159,784	$457,014	$449,727
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$170,520	$159,784	$457,014	$449,727
Average common shares issued and outstanding	830,398	857,871	835,410	861,543
Dilutive potential common shares:
Stock options and restricted stock units and awards	9,254	4,479	7,764	4,007
Shares held in deferred compensation plans	1,373	1,238	1,350	1,218
Conversion of preferred stock	—	—	—	—

Dilutive potential common shares:	10,627	5,717	9,114	5,225

Total diluted average common shares issued and outstanding	841,025	863,588	844,524	866,768
Diluted earnings per common share	$0.20	$0.19	$0.54	$0.52

For the three-month periods ended September 30, 2013 and 2012, approximately 5.6 million and 23.5 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2013 and 2012, amounts not included in the computation of diluted earnings per share were 9.7 million and 24.6 million shares, respectively.

12. SHARE-BASED COMPENSATION

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At September 30, 2013, 24.2 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At September 30, 2013, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2013.

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

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Assumptions
Risk-free interest rate	1.75%	0.87%	0.79%	1.10%
Expected dividend yield	2.46	2.46	2.83	2.37
Expected volatility of Huntington’s common stock	35.0	35.0	35.0	34.9
Expected option term (years)	5.5	6.0	5.5	6.0
Weighted-average grant date fair value per share	$2.17	$1.68	$1.71	$1.79

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation expense	$9,746	$7,138	$27,643	$19,958
Tax benefit	3,278	2,366	9,311	6,627

Huntington’s stock option activity and related information for the nine-month period ended September 30, 2013, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	26,768	$8.87
Granted	3,291	7.07
Exercised	(1,914)	5.75
Forfeited/expired	(4,075)	16.20

Outstanding at September 30, 2013	24,070	$7.63	4.4	$43,973

Vested and expected to vest at September 30, 2013 (1)	8,982	$6.52	5.6	$15,588

Exercisable at September 30, 2013	14,002	$8.41	3.6	$26,696

(1)	The number of options expected to vest includes an estimate of expected forfeitures.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the nine-month periods ended September 30, 2013 and 2012, cash received for the exercises of stock options was $11.0 million and $1.8 million, respectively. The tax benefit realized from stock option exercises was $1.3 million and $0.3 million for each respective period.

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of September 30, 2013, and activity for the nine-month period ended September 30, 2013:

(amounts in thousands, except per share amounts)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	8,484	$6.40	694	$6.77
Granted	6,859	7.13	1,125	7.06
Vested	(2,335)	6.33	—	—
Forfeited	(686)	6.70	(170)	6.90

Nonvested at September 30, 2013	12,322	$6.80	1,649	$6.95

The weighted-average grant date fair value of nonvested shares granted for the nine-month periods ended September 30, 2013 and 2012, were $7.12 and $6.71, respectively. The total fair value of awards vested was $14.8 million and $6.9 million during the nine-month periods ended September 30, 2013, and 2012, respectively. As of September 30, 2013, the total unrecognized compensation cost related to nonvested awards was $62.8 million with a weighted-average expense recognition period of 2.6 years.

13. BENEFIT PLANS

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

During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013. As a result of the accounting treatment for the unamortized prior service pension cost and the change in the projected benefit obligation, a one-time, non-cash, pre-tax gain of approximately $33.9 million, $0.03 per share was recognized in the 2013 third quarter. The net gain includes a gain of $34.6 million associated with the plan and a loss of $0.7 million associated with the SERP plan.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended September 30,		Post Retirement Benefits Three Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Service cost	$5,428	$6,217	$—	$—
Interest cost	7,749	7,304	216	338
Expected return on plan assets	(11,768)	(11,432)	—	—
Amortization of transition asset	—	(1)	—	—
Amortization of prior service cost	—	(1,442)	(339)	(339)
Amortization of gain	1,738	6,739	(150)	(83)
Curtailments	(34,613)	—	—	—
Settlements	2,000	1,750	—	—
Recognized net actuarial loss	1,061	—	—	—

Benefit expense	$(28,405)	$9,135	$(273)	$(84)

	Pension Benefits Nine Months Ended September 30,		Post Retirement Benefits Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Service cost	$19,696	$18,651	$—	$—
Interest cost	22,363	21,912	647	1,013
Expected return on plan assets	(35,950)	(34,297)	—	—
Amortization of transition asset	—	(3)	—	—
Amortization of prior service cost	(2,884)	(4,326)	(1,015)	(1,015)
Amortization of gain	21,306	20,218	(450)	(249)
Curtailments	(34,613)	—	—	—
Settlements	5,000	5,250	—	—
Recognized net actuarial loss	1,061	—	—	—

Benefit expense	$(4,021)	$27,405	$(818)	$(251)

The Bank, as trustee, held all Plan assets at September 30, 2013 and December 31, 2012. The Plan assets consisted of investments in a variety of fixed income and equity Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	September 30, 2013		December 31, 2012
Cash	$3,259	1%	$22	—%
Cash equivalents:
Huntington funds—money market	—	—	6,012	1
Fixed income:
Huntington funds—fixed income funds	78,692	12	84,688	13
Corporate obligations	173,898	27	149,241	24
U.S. Government Obligations	52,752	8	36,595	6
U.S. Government Agencies	6,326	1	7,511	1
Equities:
Huntington funds	281,223	45	312,479	49
Exchange Traded Funds	2,799	—	—	—
Huntington common stock	36,134	6	37,069	6
Other common stock	381	—	—	—
Limited Partnerships	176	—	—	—

Fair value of plan assets	$635,640	100%	$633,617	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at September 30, 2013, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as level 2. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At September 30, 2013, Plan assets were invested 1% in cash and cash equivalents, 51% in equity investments, and 48% in bonds, with an average duration of 12 years on bond investments. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s SRIP plan effective December 31, 2013.

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan.

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
SERP & SRIP	$1,570	$829	$3,949	$2,496
Defined contribution plan	4,671	4,181	13,614	12,767

Benefit cost	$6,241	$5,010	$17,563	$15,263

14. FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2013
Assets
Loans held for sale	$—	$313,099	$—	$—	$313,099
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	3,282	—	—	3,282
Other securities	70,447	438	—	—	70,885

	70,447	3,720	—	—	74,167
Available-for-sale and other securities:
U.S. Treasury securities	51,554	—	—	—	51,554
Federal agencies: Mortgage-backed	—	3,221,711	—	—	3,221,711
Federal agencies: Other agencies	—	339,419	—	—	339,419
Municipal securities	—	507,623	58,855	—	566,478
Private-label CMO	—	18,435	32,331	—	50,766
Asset-backed securities	—	1,013,425	114,902	—	1,128,327
Covered bonds	—	286,924		—	286,924
Corporate debt	—	460,972	—	—	460,972
Other securities	19,294	3,774	—	—	23,068

	70,848	5,852,283	206,088	—	6,129,219
Automobile loans	—	—	69,780	—	69,780
MSRs	—	—	34,106	—	34,106
Derivative assets	13,340	252,131	8,127	(54,892)	218,706
Liabilities
Derivative liabilities	23,755	136,540	542	(29,488)	131,349
Other liabilities	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2012
Assets
Mortgage loans held for sale	$—	$452,949	$—	$—	$452,949
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	15,218	—	—	15,218
Other securities	75,729	258	—	—	75,987

	75,729	15,476	—	—	91,205
Available-for-sale and other securities:
U.S. Treasury securities	52,311	—	—	—	52,311
Federal agencies: Mortgage-backed	—	4,264,670	—	—	4,264,670
Federal agencies: Other agencies	—	359,626	—	—	359,626
Municipal securities	—	439,772	61,228	—	501,000
Private-label CMO	—	22,793	48,775	—	71,568
Asset-backed securities	—	919,046	110,037	—	1,029,083
Covered bonds	—	290,625	—	—	290,625

Corporate debt	—	668,142	—	—	668,142
Other securities	17,177	3,898	—	—	21,075

	69,488	6,968,572	220,040	—	7,258,100
Automobile loans	—	—	142,762	—	142,762
MSRs	—	—	35,202	—	35,202
Derivative assets	6,368	465,517	13,180	(99,368)	385,697
Liabilities
Derivative liabilities	6,813	228,312	478	(83,415)	152,188
Other liabilities	—	—	—	—	—

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,438)	11,568	—	32	(25)	(617)
Included in OCI	—	—	2,595	891	10,535	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(8,281)	—
Repayments	—	—	—	—	—	(20,743)
Issues	—	—	—	—	—	—
Settlements	—	243	(1,840)	(1,518)	(7,188)	—

Closing balance	$34,106	$7,585	$58,855	$32,331	$114,902	$69,780

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,437)	$11,568	$2,595	$923	$(25)	$(617)

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$45,061	$12,391	$78,151	$67,145	$119,674	$210,031
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(8,440)	7,481	—	93	39	(546)
Included in OCI	—	—	—	2,632	10,484	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(35,846)
Issues	—	—	—	—	—	—
Settlements	—	(1,904)	(11,815)	(2,997)	(3,068)	—

Closing balance	$36,621	$17,968	$66,336	$51,690	$106,277	$173,639

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(8,440)	$5,577	$—	$2,632	$10,484	$(546)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(1,096)	(1,591)	—	(207)	(2,321)	16
Included in OCI	—	—	3,287	968	31,220	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	(8,281)	—
Repayments	—	—	—	—	—	(72,998)
Issues	—	—	—	—	—	—
Settlements	—	(3,526)	(5,660)	(6,951)	(15,753)	—

Closing balance	$34,106	$7,585	$58,855	$32,331	$114,902	$69,780

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,096)	$(1,591)	$3,287	$(207)	$(2,321)	$16

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(28,380)	13,702	—	(912)	(97)	(1,196)
Included in OCI	—	—	—	7,511	15,663	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(121,415)
Issues	—	—	—	—	—	—
Settlements	—	4,435	(28,756)	(12,090)	(10,135)	—

Closing balance	$36,621	$17,968	$66,336	$51,690	$106,277	$173,639

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(28,380)	$11,084	$—	$7,511	$15,663	$(1,196)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(3,438)	$11,568	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(86)	—
Interest and fee income	—	—	—	32	61	(1,032)
Noninterest income	—	—	—	—	—	415

Total	$(3,438)	$11,568	$—	$32	$(25)	$(617)

	Level 3 Fair Value Measurements
	Three Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(8,440)	$7,481	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(116)	—	—
Interest and fee income	—	—	—	209	39	(1,451)
Noninterest income	—	—	—	—	—	905

Total	$(8,440)	$7,481	$—	$93	$39	$(546)

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(1,096)	$(1,591)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(334)	(1,465)	—
Interest and fee income	—	—	—	127	(856)	(3,056)
Noninterest income	—	—	—	—	—	3,072

Total	$(1,096)	$(1,591)	$—	$(207)	$(2,321)	$16

	Level 3 Fair Value Measurements
	Nine Months Ended September 30, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(28,380)	$13,702	—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,601)	—	—
Interest and fee income	—	—	—	689	(97)	(5,740)
Noninterest income	—	—	—	—	—	4,544

Total	$(28,380)	$13,702	$—	$(912)	$(97)	$(1,196)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2013			December 31, 2012
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$313,099	$305,290	$7,809	$452,949	$438,254	$14,695
Automobile loans	69,780	67,920	1,860	142,762	140,916	1,846
Liabilities
Securitization trust notes payable	$—	$—	$—	$—	$—	$—

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Net gains (losses) from fair value changes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Assets
Mortgage loans held for sale	$18,459	$9,224	$(6,885)	$12,913
Automobile loans	(618)	(546)	14	(1,197)
Liabilities
Securitization trust notes payable	—	(101)	—	(2,023)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Assets
Automobile loans	$468	$1,137	$1,620	$3,715

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At September 30, 2013, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Nine Months Ended September 30, 2013
Impaired loans	$36,326	$—	$—	$36,326	$(20,004)
Accrued income and other assets	29,154	—	—	29,154	(1,165)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. At September 30, 2013, Huntington identified $36.3 million of impaired loans for which the fair value is recorded based upon collateral value. For the nine-month period ended September 30, 2013, nonrecurring fair value impairment of $20.0 million was recorded within the provision for credit losses.

Other real estate owned properties are initially valued based on appraisals and third party price opinions, less estimated selling costs. At September 30, 2013, Huntington had $29.2 million of OREO assets. For the nine-month period ended September 30, 2013, fair value losses of $1.2 million were recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2013 and December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$34,106	Discounted cash flow	Constant prepayment rate (CPR)	7.0% - 35.0% (12.0%)
			Spread over forward interest rate swap rates	-431 - 4,569 (1,236)

Derivative assets	8,127	Consensus Pricing	Net market price	-4.5% - 12.1% (2.8%)
Derivative liabilities	542		Estimated Pull thru %	50.0% - 89.0% (73.0%)

Municipal securities	58,855	Discounted cash flow	Discount rate	1.7% - 7.0% (2.7%)

Private-label CMO	32,331	Discounted cash flow	Discount rate	3.2% - 8.4% (6.5%)
			Constant prepayment rate (CPR)	5.7% - 26.7% (13.0%)
			Probability of default	0.1% - 4.0% (1.3%)
			Loss Severity	8.0% - 69.0% (46.4%)

Asset-backed securities	114,902	Discounted cash flow	Discount rate	3.7% - 15.5% (8.4%)
			Constant prepayment rate (CPR)	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100.0% (15.7%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	0.7% - 100.0% (17.4%)
			Loss given default	20.0% - 100.0% (94.1%)
			Cure given deferral	0.0% - 75.0% (37.2%)
			Loss severity	49.0% - 69.0% (63.6%)

Automobile loans	69,780	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.3% - 5.0% (1.5%)

Impaired loans	36,326	Appraisal value	NA	NA

Other real estate owned	29,154	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$35,202	Discounted cash flow	Constant prepayment rate (CPR)	10.0% - 31.0% (20.0%)
			Spread over forward interest rate swap rates	-568 - 4,552 (1,288)

Derivative assets	13,180	Consensus Pricing	Net market price	-2.3% - 10.8% (3.0%)
Derivative liabilities	478		Estimated Pull thru %	38.0% - 89.0% (75.0%)

Municipal securities	61,228	Discounted cash flow	Discount rate	1.7% - 12.0% (3.1%)

Private-label CMO	48,775	Discounted cash flow	Discount rate	3.0% - 8.5% (6.2%)
			Constant prepayment rate (CPR)	5.1% - 26.7% (14.8%)
			Probability of default	0.1% - 4.0% (1.0%)
			Loss Severity	0.0% - 64.0% (27.8%)

Asset-backed securities	110,037	Discounted cash flow	Discount rate	4.5% - 16.6% (9.0%)
			Constant prepayment rate (CPR)	5.1% - 9.8% (5.3%)
			Cumulative prepayment rate	0.0% - 100.0% (6.9%)
			Constant default	0.3% - 4.0% (2.8%)
			Cumulative default	1.1% - 100.0% (20.1%)
			Loss given default	85.0% - 100.0% (92.4%)
			Cure given deferral	0.0% - 90.0% (34.7%)
			Loss severity	20.0% - 72.0% (64.9%)

Automobile loans	142,762	Discounted cash flow	Constant prepayment rate (CPR)	15.6%
			Discount rate	0.8% - 5.0% (4.0%)

Impaired loans	150,873	Appraisal value	NA	NA

Other real estate owned	28,097	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,170,758	$1,170,758	$1,333,727	$1,333,727
Trading account securities	74,167	74,167	91,205	91,205
Loans held for sale	345,621	345,621	764,309	773,013
Available-for-sale and other securities	6,446,681	6,446,681	7,566,175	7,566,175
Held-to-maturity securities	2,236,121	2,217,359	1,743,876	1,794,105
Net loans and leases	41,889,803	39,786,532	39,959,350	38,401,965
Derivatives	218,706	218,706	385,697	385,697
Financial Liabilities:
Deposits	46,564,046	47,307,759	46,252,683	46,330,715
Short-term borrowings	660,932	651,752	589,814	584,671
Federal Home Loan Bank advances	333,352	333,631	1,008,959	1,008,959
Other long-term debt	904,668	918,390	158,784	156,719
Subordinated notes	1,111,598	1,021,507	1,197,091	1,183,827
Derivatives	131,349	131,349	152,188	152,188

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2013 and December 31, 2012:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	September 30, 2013
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	2,217,359	—	2,217,359
Net loans and leases	—	—	39,716,961	39,716,961
Financial liabilities
Deposits	—	40,854,625	6,453,134	47,307,759
Short-term borrowings	—	—	651,752	651,752
Federal Home Loan Bank advances	—	—	333,631	333,631
Other long-term debt	—	—	918,390	918,390
Subordinated notes	—	—	1,021,507	1,021,507

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2012
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	2,166,749	—	2,166,749
Net loans and leases	—	—	39,265,242	39,265,242
Financial liabilities
Deposits	—	40,542,678	5,872,908	46,415,586
Short-term borrowings	—	—	623,551	623,551
Other long-term debt	—	—	154,578	154,578
Subordinated notes	—	—	1,129,481	1,129,481

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

15. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are recorded in the Unaudited Condensed Consolidated Balance Sheet as either an asset or a liability (in accrued income and other assets or accrued expenses and other liabilities, respectively) and measured at fair value.

Derivatives used in Asset and Liability Management Activities

Huntington engages in balance sheet hedging activity, principally for asset liability management purposes, to convert fixed rate assets or liabilities into floating rate or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. For cash flow hedges, interest rate swap contracts were entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of the floating-rate debt to a fixed-rate debt. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2013, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$7,366,000	$7,366,000
Deposits	162,500	—	162,500
Subordinated notes	598,000	—	598,000
Other long-term debt	385,000	—	385,000

Total notional value at September 30, 2013	$1,145,500	$7,366,000	$8,511,500

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2013:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$7,366,000	2.9	$(16,753)	0.91%	0.38%

Total asset conversion swaps	7,366,000	2.9	(16,753)	0.91	0.38
Liability conversion swaps
Receive fixed - generic	1,145,500	3.8	71,411	2.94	0.35

Total liability conversion swaps	1,145,500	3.8	71,411	2.94	0.35

Total swap portfolio	$8,511,500	3.0	$54,658	1.18%	0.38%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $23.1 million and $28.8 million for the three-month periods ended September 30, 2013, and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, the net amounts resulted in an increase to net interest income of $73.2 million and $81.2 million, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2013, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the probability-weighted potential Visa® litigation losses and certain fixed payments required to be made through the term of the swap.

The following table presents the fair values at September 30, 2013 and December 31, 2012 of Huntington’s financial instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$65,574	$169,222
Interest rate contracts not designated as hedging instruments	195,673	296,295
Foreign exchange contracts not designated as hedging instruments	11,271	5,605
Commodities contracts not designated as hedging instruments	1,809	—

Total contracts	$274,327	$471,122

Liability derivatives included in accrued expenses and other liabilities:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$10,916	$—
Interest rate contracts not designated as hedging instruments	126,068	228,757
Foreign exchange contracts not designated as hedging instruments	12,037	4,655
Commodities contracts not designated as hedging instruments	1,491	—

Total contracts	$150,512	$233,412

Fair value hedges are established to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. The changes in fair value of the derivative are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(336)	$(417)	$(3,650)	$(852)
Change in fair value of hedged deposits (1)	340	428	3,645	840
Change in fair value of interest rate swaps hedging subordinated notes (2)	(2,358)	2,448	(34,378)	8,207
Change in fair value of hedged subordinated notes (2)	2,358	(2,448)	34,378	(8,207)
Change in fair value of interest rate swaps hedging other long-term debt (2)	466	205	(1,106)	489
Change in fair value of hedged other long-term debt (2)	(316)	(205)	1,255	(489)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and nine-month periods ended September 30, 2013 and 2012 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2013	2012		2013	2012
Interest rate contracts
Loans	$17,337	$14,027	Interest and fee income - loans and leases	$(3,078)	$(13,428)
Investment Securities	—	—	Noninterest income - other income	(7)	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	130
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$17,337	$14,027		$(3,085)	$(13,298)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2013	2012		2013	2012
Interest rate contracts
Loans	$(46,526)	$4,031	Interest and fee income - loans and leases	$(11,367)	$13,285
Investment Securities	—	(702)	Interest and fee income - investment securities	(202)	—
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	143
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(46,526)	$3,329		$(11,569)	$13,428

During the next twelve months, Huntington expects to reclassify to earnings $24.8 million of after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(13)	$(215)	$895	$(146)
FHLB Advances	—	—	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2013 and December 31, 2012, were $ 67.5 million and $63.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $12.9 billion and $12.0 billion at September 30, 2013 and December 31, 2012, respectively. Huntington’s credit risks from derivative financial instruments used for trading purposes were $187.3 million and $296.1 million at the same dates, respectively.

Financial assets and liabilities that are offset in the Condensed Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 14. Huntington records these derivatives net of any master netting arrangement in the Unaudited Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

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

At September 30, 2013 and December 31, 2012, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $19.0 million and $17.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At September 30, 2013, Huntington pledged $133.2 million of investment securities and cash collateral to counterparties, while other counterparties pledged $100.4 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
September 30, 2013	Derivatives	$311,580	$(103,945)	$207,635	$(30,889)	$(322)	$176,424
December 31, 2012	Derivatives	473,374	(101,620)	371,754	(62,409)	(755)	308,590

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
September 30, 2013	Derivatives	$187,766	$(69,008)	$118,758	$(100,522)	$1,595	$19,831
December 31, 2012	Derivatives	235,664	(85,667)	149,997	(97,233)	(455)	52,309

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

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Derivative assets:
Interest rate lock agreements	$8,127	$13,180
Forward trades and options	260	763

Total derivative assets	8,387	13,943

Derivative liabilities:
Interest rate lock agreements	(99)	(33)
Forward trades and options	(10,227)	(2,158)

Total derivative liabilities	(10,326)	(2,191)

Net derivative asset (liability)	$(1,939)	$11,752

The total notional value of these derivative financial instruments at September 30, 2013 and December 31, 2012, was $0.6 billion and $2.3 billion, respectively. The total notional amount at September 30, 2013, corresponds to trading assets with a fair value of $2.1 million. Total MSR hedging gains and (losses) for the three-month periods ended September 30, 2013 and 2012, were $0.1 million and $15.4 million, respectively and $(23.5) million and $33.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Included in total MSR hedging gains and losses for the three-month periods ended September 30, 2013 and 2012 were net gains and (losses) related to derivative instruments of $0.1 million and $ 15.4 million, respectively, and $(23.5) million and $33.0 million for the nine-month periods ended September 30, 2013 and 2012, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

16. VIEs

Consolidated VIEs

Consolidated VIEs at September 30, 2013, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012:

	September 30, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$8,987	$79,153	$—	$88,140
Loans and leases	69,780	188,871	—	258,651
Allowance for loan and lease losses	—	(793)	—	(793)

Net loans and leases	69,780	188,078	—	257,858
Accrued income and other assets	283	565	261	1,109

Total assets	$79,050	$267,796	$261	$347,107

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	261	261

Total liabilities	$—	$—	$261	$261

	December 31, 2012
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$12,577	$91,113	$—	$103,690
Loans and leases	142,762	356,162	—	498,924
Allowance for loan and lease losses	—	(2,671)	—	(2,671)

Net loans and leases	142,762	353,491	—	496,253
Accrued income and other assets	617	1,353	288	2,258

Total assets	$155,956	$445,957	$288	$602,201

Liabilities:
Other long-term debt	$—	$2,086	$—	$2,086
Accrued interest and other liabilities	—	1	288	289

Total liabilities	$—	$2,087	$288	$2,375

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2013, and December 31, 2012:

	September 30, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$7,298	$—	$7,298
2012-2 Automobile Trust	8,750	—	8,750
2011 Automobile Trust	3,827	—	3,827
Tower Hill Securities, Inc.	79,312	65,000	79,312
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	367,817	139,293	367,817

Total	$480,768	$517,187	$467,004

	December 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$12,649	$—	$12,649
2012-2 Automobile Trust	13,616	—	13,616
2011 Automobile Trust	7,076	—	7,076
Tower Hill Securities, Inc.	87,075	65,000	87,075
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	391,878	152,047	391,878

Total	$526,058	$529,941	$512,294

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2013 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.97	%(2)	$111,816	$6,186
Huntington Capital II	0.88	(3)	54,593	3,093
Sky Financial Capital Trust III	1.65	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.67	(4)	74,320	2,320

Total			$312,894	$13,764

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at September 30, 2013, based on three month LIBOR + 0.70.
(3)	Variable effective rate at September 30, 2013, based on three month LIBOR + 0.625.
(4)	Variable effective rate at September 30, 2013, based on three month LIBOR + 1.40.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At September 30, 2013 and December 31, 2012, Huntington had gross investment commitments of $524.7 million (net of amortization: $367.8 million) and $532.1 million (net of amortization: $391.9 million), respectively, of which $385.4 million and $380.0 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at September 30, 2013 and December 31, 2012, were as follows:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,207,291	$9,209,094
Consumer	6,309,876	6,189,447
Commercial real estate	762,099	797,605
Standby letters-of-credit	456,580	514,705

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $1.5 million and $1.4 million at September 30, 2013 and December 31, 2012, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2013, Huntington had $457 million of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $457 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of September 30, 2013, approximately $86 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $370 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $0 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At September 30, 2013 and December 31, 2012, Huntington had commitments to sell residential real estate loans of $571.7 million and $849.8 million, respectively. These contracts mature in less than one year.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At September 30, 2013, Huntington had gross unrecognized tax benefits of $0.7 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.1 million as of September 30, 2013. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. It is reasonably possible that the liability for unrecognized tax benefits could decrease in the next twelve months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $125.0 million at September 30, 2013. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had lending relationships with Cyberco, against the Bank, which alleged that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleged that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleged that the Bank’s actions entitle one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013, and the Sixth Circuit Court of Appeals affirmed the District Court’s judgment in an opinion issued on April 8, 2013. The plaintiffs then filed a motion for rehearing en banc, which the Sixth Circuit denied on May 30, 2013. The period for plaintiffs to seek review in the United States Supreme Court has passed, and the case is completed.

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

In the pending bankruptcy cases of Cyberco and Teleservices, the Bank moved to substantively consolidate the two bankruptcy estates, principally on the ground that Teleservices was the alter ego and a mere instrumentality of Cyberco at all times. On July 2, 2010, the Bankruptcy Court issued an Opinion and Order denying the Bank’s motions for substantive consolidation of the two bankruptcy estates. The Bank appealed that decision to the Bankruptcy Appellate Panel (BAP) for the Sixth Circuit, which ruled that the order denying substantive consolidation would not be a final order until the Bankruptcy Court issued its opinion on the Bank’s defenses in the Teleservices adversary proceeding, and dismissed the appeal. The Bank appealed the BAP’s decision to the Sixth Circuit. When the Bankruptcy Court issued its March 17, 2010, opinion in the Teleservices adversary proceeding, the Bank again appealed the order denying substantive consolidation to the BAP, which appeal has been held in abeyance pending decision by the Sixth Circuit on the appeal of the BAP’s 2010 order. On August 30, 2013, the Sixth Circuit affirmed the BAP’s 2010 decision dismissing the original appeal. The Bank has filed a status report with the BAP on the second appeal and is waiting for further direction from the Court.

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

18. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	September 30,	December 31,
(dollar amounts in thousands)	2013	2012
Assets
Cash and cash equivalents	$967,644	$921,471
Due from The Huntington National Bank	246,833	207,414
Due from non-bank subsidiaries	65,334	78,006
Investment in The Huntington National Bank	5,180,441	4,754,886
Investment in non-bank subsidiaries	787,195	774,055
Accrued interest receivable and other assets	154,659	131,358

Total assets	$7,402,106	$6,867,190

Liabilities and Shareholders’ Equity
Short-term borrowings	$—	$—
Long-term borrowings	642,952	662,894
Dividends payable, accrued expenses, and other liabilities	797,575	414,085

Total liabilities	1,440,527	1,076,979

Shareholders’ equity (1)	5,961,579	5,790,211

Total liabilities and shareholders’ equity	$7,402,106	$6,867,190

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Nine Months Ended
Statements of Income	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Income
Dividends from
The Huntington National Bank	$—	$—	$—	$—
Non-bank subsidiaries	18,000	5,000	18,000	13,450
Interest from
The Huntington National Bank	425	8,523	5,513	32,112
Non-bank subsidiaries	782	1,280	2,399	4,505
Other	353	251	1,266	1,068

Total income	19,560	15,054	27,178	51,135

Expense
Personnel costs	12,951	11,186	41,161	31,387
Interest on borrowings	5,692	6,621	14,242	24,094
Other	11,923	10,784	26,790	25,632

Total expense	30,566	28,591	82,193	81,113

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(11,006)	(13,537)	(55,015)	(29,978)
Provision (benefit) for income taxes	(14,958)	(15,572)	(28,974)	(26,812)

Income (loss) before equity in undistributed net income of subsidiaries	3,952	2,035	(26,041)	(3,166)
Increase (decrease) in undistributed net income of:
The Huntington National Bank	186,462	168,314	505,499	469,274
Non-bank subsidiaries	(11,927)	(2,582)	1,460	7,635

Net income	$178,487	$167,767	$480,918	$473,743

Other comprehensive income (loss) (1)	52,969	51,435	(79,948)	89,221

Comprehensive income	$231,456	$219,202	$400,970	$562,964

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Nine Months Ended
Statements of Cash Flows	September 30,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$480,918	$473,743
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(536,591)	(502,659)
Depreciation and amortization	323	197
Other, net	(1,518)	(25,494)

Net cash provided by (used for) operating activities	(56,868)	(54,213)

Investing activities
Repayments from subsidiaries	251,853	453,625
Advances to subsidiaries	(248,950)	(31,347)

Net cash provided by (used for) investing activities	2,903	422,278

Financing activities
Payment of borrowings	(50,000)	(199,770)
Issuance of long-term debt	399,200	—
Dividends paid on stock	(132,957)	(127,136)
Repurchases of common stock	(124,995)	(65,303)
Other, net	8,890	(166)

Net cash provided by (used for) financing activities	100,138	(392,375)

Change in cash and cash equivalents	46,173	(24,310)
Cash and cash equivalents at beginning of period	921,471	917,954

Cash and cash equivalents at end of period	$967,644	$893,644

Supplemental disclosure:
Interest paid	$14,242	$24,904

19. SEGMENT REPORTING

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

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Huntington also has branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and over 1,500 ATMs.

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

Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2013, December 31, 2012, and September 30, 2012, reported results by business segment:

	Three Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2013
Net interest income	$202,040	69,168	90,002	43,093	20,549	$424,852
Provision for credit losses	43,179	42,464	(69,579)	(4,663)	(1)	11,400
Noninterest income	103,868	42,121	7,631	63,787	33,096	250,503
Noninterest expense	242,386	56,669	38,224	90,502	(4,445)	423,336
Income taxes	7,120	4,255	45,146	7,364	(1,753)	62,132

Net income	$13,223	$7,901	$83,842	$13,677	$59,844	$178,487

2012
Net interest income	$213,270	69,995	89,573	48,181	9,279	430,298
Provision for credit losses	38,347	4,933	(13,948)	7,673	(1)	37,004
Noninterest income	99,751	33,320	10,000	82,139	35,857	261,067
Noninterest expense	252,241	50,660	38,437	95,050	21,915	458,303
Income taxes	7,852	16,703	26,279	9,659	(32,202)	28,291

Net income	$14,581	$31,019	$48,805	$17,938	$55,424	$167,767

	Nine Months Ended September 30,
	Retail &	Regional &
Income Statements	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands )	Banking	Banking	AFCRE	WGH	Other	Consolidated
2013
Net interest income	$611,849	206,512	265,733	129,392	60,473	$1,273,959
Provision for credit losses	101,196	34,838	(82,381)	12,063	(2)	65,714
Noninterest income	288,446	106,349	23,877	234,493	98,202	751,367
Noninterest expense	719,430	163,232	112,440	276,856	40,036	1,311,994
Income taxes	27,884	40,177	90,843	26,238	(18,442)	166,700

Net income	$51,785	$74,614	$168,708	$48,728	$137,083	$480,918

2012
Net interest income	$656,216	202,116	266,765	143,396	7,976	$1,276,469
Provision for credit losses	103,233	42,542	(61,030)	23,185	—	107,930
Noninterest income	286,745	100,724	55,018	250,370	107,349	800,206
Noninterest expense	727,486	148,219	115,802	279,988	93,753	1,365,248
Income taxes	39,285	39,228	93,454	31,708	(73,921)	129,754

Net income	$72,957	$72,851	$173,557	$58,885	$95,493	$473,743

	Assets at		Deposits at
	September 30,	December 31,	September 30,	December 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Retail & Business Banking	$14,391,941	$14,362,630	$28,199,983	$28,367,264
Regional & Commercial Banking	12,209,751	11,540,966	6,190,813	5,862,858
AFCRE	12,992,479	12,085,128	1,084,146	995,035
WGH	7,636,789	7,570,256	9,935,334	9,507,785
Treasury / Other	9,417,291	10,594,205	1,153,770	1,519,741

Total	$56,648,251	$56,153,185	$46,564,046	$46,252,683

20. Subsequent Event

On October 10, 2013, Huntington announced the signing of a definitive agreement to acquire Camco Financial, the parent company of Cambridge Ohio-based Advantage Bank, in a cash and stock transaction valued at approximately $97 million. As of June 30, 2013, Camco operated 22 banking offices throughout eastern and southern Ohio with $0.8 billion in total assets and $0.6 billion in total deposits. The transaction is expected to be completed in the first half of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Camco Financial. Given the size and structure, the transaction has a de minimis impact to tangible book value. With over 45% geographic overlap, Huntington expects the acquisition to be accretive to earnings per share in the first full year.

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

Item 1: Legal Proceedings

Information required by this item is set forth in Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 1A: Risk Factors

Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 to July 31, 2013	—	$—	9,995,724	$152,002,102
August 1, 2013 to August 31, 2013	809,000	8.18	10,804,724	145,382,048
September 1, 2013 to September 30, 2013	1,165,000	8.19	11,969,724	135,845,179

Total	1,974,000	$8.18	11,969,724	$135,845,179

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 14, 2013, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of this year. These actions included the potential repurchase of up to $227 million shares of common stock, starting in the second quarter of 2013 through the first quarter of 2014. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2013 third quarter, Huntington repurchased a total of 2.0 million shares at a weighted average share price of $8.18.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger by and between Camco Financial Corporation and Huntington Bancshares Incorporated, dated as of October 9, 2013.	Current Report on Form 8-K dated October 10, 2013	001-34073	2.1

3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders - reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101 **

The following material from Huntington’s Form

10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: November 7, 2013	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: November 7, 2013	/s/ David S. Anderson
David S. Anderson
Interim Chief Financial Officer