Form 10-K
period 2013-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2014-02-14
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, determined by using a per share closing price of $7.87, as quoted by NASDAQ on that date, was $6,352,754,308. As of January 31, 2014, there were 831,214,839 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2014 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC	Bank Holding Companies

C&I	Commercial and Industrial

CapPR	Federal Reserve Board’s Capital Plan Review

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HTM	Held-to-Maturity

IRC	Internal Revenue Code of 1986, as amended

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LTV	Loan to Value

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NAV	Net Asset Value

NCO	Net Charge-off

NIM	Net interest margin

NCUA	National Credit Union Administration

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

NSF / OD	Nonsufficient Funds and Overdraft

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 13), troubled debt restructured loans (Table 15), and accruing loans and leases past due 90 days or more (Table 14)

REIT	Real Estate Investment Trust

Reg E	Regulation E, of the Electronic Fund Transfer Act

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sky Financial	Sky Financial Group, Inc.

SRIP	Supplemental Retirement Income Plan

TARP	Troubled Asset Relief Program

TARP Capital	Series B Preferred Stock, repurchased in 2010

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured loan

TLGP	Temporary Liquidity Guarantee Program

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

WGH	Wealth Advisors, Government Finance, and Home Lending

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

Item 1: Business

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 11,964 average full-time equivalent employees. Through the Bank, we have 148 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2013, the Bank had 16 wealth management offices and 695 branches as follows:

• 403 branches in Ohio	• 45 branches in Indiana

• 155 branches in Michigan	• 30 branches in West Virginia

• 51 branches in Pennsylvania	• 11 branches in Kentucky

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

Following is a description of our four business segments and Treasury / Other function:

•

Retail and Business Banking – This segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. We serve customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. We also have branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

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

•

Regional and Commercial Banking – This segment provides a wide array of products and services to the middle market and large corporate customers located primarily within our eleven regional commercial banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our relationship bankers to deliver complex and customized treasury management solutions, equipment leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, and employee benefit programs (insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as not-for-profit organizations, health-care entities, and large publicly-traded companies.

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

The financial results for each of these business segments are included in Note 25 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A. We recently announced a reorganization among our executive leadership team, which will become effective during the 2014 first quarter. As a result, management is currently evaluating the business segment structure which will impact how we monitor future results and assess performance.

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

We compete for deposits similarly on a basis of a combination of value and service and by providing convenience through a banking network of branches and ATMs within our markets and our website at www.huntington.com. We have also instituted customer friendly practices, such as our 24-Hour Grace® account feature, which gives customers an additional business day to cover overdrafts to their consumer account without being charged overdraft fees.

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2013, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$14,436	28%
Detroit, MI	7	4,478	5
Cleveland, OH	4	4,261	8
Indianapolis, IN	4	2,859	8
Pittsburgh, PA	8	2,512	3
Cincinnati, OH	4	2,109	3
Youngstown, OH	1	2,082	23
Toledo, OH	2	2,045	22
Grand Rapids, MI	3	1,855	11
Canton, OH	2	1,494	25

Source: FDIC.gov, based on June 30, 2013 survey.

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

The Federal Reserve maintains a bank holding company rating system that emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s). The ratings assigned to us, like those assigned to other financial institutions, are confidential and may not be disclosed, except to the extent required by law.

The Federal Reserve utilizes an updated framework for the consolidated supervision of large financial institutions, including bank holding companies with consolidated assets of $50 billion or more. The objectives of the framework are to enhance the resilience of a firm, lower the probability of its failure, and reduce the impact on the financial system in the event of an institution’s failure. With regard to resiliency, each firm is expected to ensure that the consolidated organization and its core business lines can survive under a broad range of internal or external stresses. This requires financial resilience by maintaining sufficient capital and liquidity, and operational resilience by maintaining effective corporate governance, risk management, and recovery planning. With respect to lowering the probability of failure, each firm is expected to ensure the sustainability of its critical operations and banking offices under a broad range of internal or external stresses. This requires, among other things, effective resolution planning that addresses the complexity and the interconnectivity of the firm’s operations.

The Bank, which is chartered by the OCC, is a national bank and our only bank subsidiary. It is subject to examination and supervision by the OCC and also by the CFPB, which was established by the Dodd-Frank Act in 2010. Our nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of nonbank subsidiaries of the Bank, by the OCC. All subsidiaries are subject to examination and supervision by the CFPB to the extent they offer any consumer financial products or services. Our subsidiaries are subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the Financial Industry Regulatory Authority.

The Bank is subject to affiliate transaction restrictions under federal law, which limit certain transactions generally involving the transfer of funds by a bank or its subsidiaries to its parent corporation or any nonbank subsidiary of its parent corporation, whether in the form of loans, extensions of credit, investments, or asset purchases, or otherwise undertaking certain obligations on behalf of such affiliates. See also the Volcker Rule discussion below for additional affiliate transaction restrictions.

Legislative and regulatory reforms continue to have significant impacts throughout the financial services industry.

The Dodd-Frank Act, enacted in 2010, is complex and broad in scope and several of its provisions are still being implemented. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued. The regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general.

In mid-January 2013, the CFPB issued eight final regulations governing mainly consumer mortgage lending. The first of these rules was issued on January 10, 2013, and included the ability to repay and qualified mortgage rule. This rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage and took effect January 10, 2014. The same day, the CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which took effect on January 10, 2014. On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six agencies including the CFPB, FRB, OCC, FDIC, NCUA, and FHFA issued an interagency rule on appraisals for higher-priced mortgage loans. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. We are evaluating these integrated mortgage disclosure rules to determine their impact on the Bank and its affiliates.

During the 2013 first quarter, the CFPB provided guidance on fair lending practices to indirect automobile lenders with recommendations to ensure compliance with fair lending laws.

Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (UDAP) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

Large bank holding companies and national banks are required to submit annual capital plans to the Federal Reserve and OCC, respectively and conduct stress tests.

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

A large bank holding company’s capital plan must include an assessment of the expected uses and sources of capital over at least the next nine quarters, a description of all planned capital actions over the planning horizon, a detailed description of the entity’s process for assessing capital adequacy, the entity’s capital policy, and a discussion of any expected changes to the banking holding company’s business plan that are likely to have a material impact on the firm’s capital adequacy or liquidity. The planning horizon for the most recent capital planning and stress testing cycle encompasses the 2013 fourth quarter through the 2015 fourth quarter as was submitted in our capital plan in January 2014. Rules to implement the Basel III capital reforms in the United States were finalized in July 2013, and will be phased-in beginning in 2015 for us under the standardized approach. As such, the most recent CCAR cycle, which began October 1, 2013, overlaps with the implementation of the Basel III capital reforms based on the required nine quarter projection horizon. The interim final rules clarify that banking organizations with $50 billion or more in total consolidated assets, including us, must incorporate the revised capital framework into the capital planning projections and into the stress tests required under the Dodd-Frank Act. The rule also clarifies that for the upcoming cycle, capital adequacy at large banking organizations, including us, would continue to be assessed against a minimum 5 percent tier 1 common ratio as calculated by the Federal Reserve.

Capital plans for 2014 were required to be submitted by January 6, 2014. The Federal Reserve will either object to a capital plan, in whole or in part, or provide a notice of non-objection no later than March 31, 2014, for plans submitted by the January 6, 2014 submission date. If the Federal Reserve objects to a capital plan, the bank holding company may not make any capital distributions other than those with respect to which the Federal Reserve has indicated its non-objection. While we can give no assurances as to the outcome or specific interactions with the regulators, based on the Capital Plan we submitted on January 5, 2014, we believe we have a strong capital position and that our capital adequacy process is robust.

In addition to the CCAR submission, section 165 of the Dodd-Frank Act requires that national banks, like The Huntington National Bank, conduct annual stress tests for submission in January 2014. The results of the stress tests will provide the OCC with forward-looking information that will be used in bank supervision and will assist the agency in assessing a company’s risk profile and capital adequacy. We submitted our stress test results to the OCC on January 6, 2014.

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

Final rules have been issued to implement the Volcker Rule.

On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

The final Volcker Rule regulations do provide certain exemptions allowing banking entities to continue underwriting, market-making and hedging activities and trading certain government obligations, as well as various exemptions and exclusions from the definition of “covered funds”. The level of required compliance activity depends on the size of the banking entity and the extent of its trading. CEOs of larger banking entities, including Huntington, will have to attest annually in writing that their organization has in place processes to establish, maintain, enforce, review, test and modify compliance with the Volcker Rule regulations. Banking entities with significant permitted trading operations will have to report certain quantitative information, beginning between June 30, 2014 and December 31, 2016, depending on the size of the banking entity’s trading assets and liabilities.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2013, we had investments in ten different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the other two pools that were not included on the list and believe that we will continue to be able to own these investments under the final Volcker Rule regulations.

The rules effecting debit card interchange fees under the Durbin Amendment, which became effective on October 1, 2011, have negatively impacted our electronic banking income.

The Durbin Amendment, which was section 1075 of the Dodd-Frank Act, required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of implementing this lower debit card interchange fee structure, our electronic banking income was negatively impacted by over $55 million in 2012 when compared to 2011.

On July 31, 2013, the Federal District Court in the District of Columbia issued a ruling in a lawsuit filed by a merchant group challenging the validity of the Federal Reserve’s final rule under the Durbin Amendment. The Court ruling vacated the provisions of the Federal Reserve’s final rule relating to standards for debit card interchange fees and the provision dealing with network non-exclusivity, but stayed its action until further briefing on issues identified by the Court. Eventually, the District Court’s Ruling was appealed to the Federal Circuit Court of Appeals for the District of Columbia, where the case is currently pending. If the Court of Appeals rules in favor of the merchants, the Federal Reserve will likely be required to provide even more stringent caps on debit interchange fees, which could adversely impact all banks that issue debit cards, including us, and which could result in an industry-wide retraction of debit card products and replacement with other card products not subject to the Durbin Amendment. The Federal Reserve and a banking trade organization are submitting briefs arguing that the Court of Appeals should overrule the District Court and uphold the Federal Reserve’s final rule under the Durbin Amendment. Oral argument before the Court of Appeals was held on January 17, 2014, and an expedited ruling is anticipated.

There are restrictions on our ability to pay dividends.

Dividends from the Bank to the parent company are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to the holding company. Regulatory approval is required prior to the declaration of any dividends in an amount greater than its undivided profits or if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, prior to December 31, 2013, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval.

Since the first quarter of 2008, the Bank has made a capital reduction each quarter to enable payment of periodic dividends to shareholders outside the Bank’s consolidated group on preferred and common stock of its REIT and capital financing subsidiaries. We anticipate that those subsidiaries, and the Bank will be able to resume normal dividend payments during the first half of 2014.

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

We are subject to the current capital requirements mandated by the Federal Reserve and final capital rules to implement Basel III that were adopted in July 2013.

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

On July 2, 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

Following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015 until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

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

Based on our review of the Basel III final rule, it is likely that when Basel III becomes effective, the HPCI Class C preferred securities will no longer constitute Tier 1 capital for us or the Bank. As such, we determined that a “regulatory capital event” had occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, and the HPCI board of directors determined to redeem the outstanding Class C preferred securities. HPCI redeemed all $50 million of the Class C preferred securities on December 31, 2013. The holders of such securities received the redemption price of $25.00 per share.

Based on the final Basel III rule, banking organizations with more than $15 billion in total consolidated assets are required to phase-out of additional tier 1 capital any non-qualifying capital instruments (such as trust preferred securities and cumulative preferred shares) issued before September 12, 2010. We will begin the additional tier I capital phase-out our trust preferred securities in 2015, but will be able to include these instruments in Tier II capital as a non-advanced approaches institution.

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

Throughout 2013, our regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions. An institution is deemed to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

			At December 31, 2013
(dollar amounts in billions)	Well-capitalized minimums		Actual	Excess Capital (1)
Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	10.67%	$3.2
	Bank	5.00	9.97	2.8
Tier 1 risk-based capital ratio	Consolidated	6.00	12.28	3.1
	Bank	6.00	11.45	2.7
Total risk-based capital ratio	Consolidated	10.00	14.57	2.3
	Bank	10.00	13.14	1.6

(1)	Amount greater than the well-capitalized minimum percentage.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.6 billion of such brokered deposits at December 31, 2013.

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

Two board committees primarily oversee implementation of this desired risk profile: The Audit Committee and the Risk Oversight Committee.

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

Both committees are comprised of independent directors and routinely hold executive sessions with our key officers engaged in accounting and risk management. On a periodic basis, the two committees meet in joint session to cover matters relevant to both such as the construct and appropriateness of the ACL, which is reviewed quarterly. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.

Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other award recipients), equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.

Management has introduced a number of steps to help ensure an aggregate moderate-to-low risk appetite is maintained. Foremost is a quarterly self-assessment process, in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, operational, reputational, compliance, etc.) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.

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

Our business depends on the creditworthiness of our customers. Our ACL of $710.8 million at December 31, 2013, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Certain investment securities, notably mortgage-backed securities, are very sensitive to rising and falling rates. Generally, when rates rise, prepayments of principal and interest will decrease and the duration of mortgage-backed securities will increase. Conversely, when rates fall, prepayments of principal and interest will increase and the duration of mortgage-backed securities will decrease. In either case, interest rates have a significant impact on the value of mortgage-backed securities investments.

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

2. Due to the losses that the Bank incurred in 2008 and 2009, prior to December 31, 2013, the Bank and its subsidiaries could not declare and pay dividends to the holding company, any subsidiary of the holding company outside the Bank’s consolidated group, or any security holder outside the Bank’s consolidated group, without regulatory approval. Also, the Bank may not pay a dividend in an amount greater than its undivided profits.

Dividends from the Bank to the parent company are the primary source of funds for the payment of dividends to our shareholders. Under applicable statutes and regulations, a national bank may not declare and pay dividends in any year greater than its undivided profits or in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. The Bank’s undivided profits were in a deficit position until December 2013. We anticipate that the Bank will declare dividends to the holding company during the first half of 2014.

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

Compliance Risks:

1. Bank regulators and other regulations, including Basel III capital standards and CCAR, may require higher capital levels, impacting our ability to pay common stock dividends or repurchase our common stock.

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. As a Standardized Approach institution, the Basel III minimum capital requirements will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

The Federal Reserve has issued guidelines for evaluating proposals by certain bank holding companies, including us, to undertake capital actions, such as increasing dividend payments or repurchasing or redeeming stock. This process is known as CCAR. CCAR includes a quantitative examination component in which BHC-specific data is run through models developed by the Federal Reserve with the intention of estimating capital levels in a hypothetical severely adverse economic scenario. Capital plans for 2014 were required to be submitted by January 6, 2014. The Federal Reserve will either object to a capital plan, in whole or in part, or provide a notice of non-objection no later than March 31, 2014, for plans submitted by the January 6, 2014 submission date. We submitted our capital plan to the Federal Reserve on January 5, 2014.

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

3. Legislative and regulatory actions taken now or in the future that impact the financial industry may materially adversely affect us by increasing our costs, adding complexity in doing business, impeding the efficiency of our internal business processes, negatively impacting the recoverability of certain of our recorded assets, requiring us to increase our regulatory capital, limiting our ability to pursue business opportunities, and otherwise result in a material adverse impact on our financial condition, results of operation, liquidity, or stock price.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, or the resulting rules and regulations in their entirety, will impact our business. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations that apply to our consumer operations, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our headquarters, as well as the Bank’s, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 28%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building.

Our other major properties consist of the following:

Description	Location	Own	Lease
13 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
12 story office building, located adjacent to the Huntington Center	Columbus, Ohio	✓
3 story office building - the Crosswoods building	Columbus, Ohio		✓
A portion of 200 Public Square Building	Cleveland, Ohio		✓
12 story office building	Youngstown, Ohio	✓
10 story office building	Warren, Ohio		✓
10 story office building	Toledo, Ohio	✓
A portion of the Grant Building	Pittsburgh, PA		✓
18 story office building	Charleston, West Virginia		✓
3 story office building	Holland, Michigan		✓
2 building office complex	Troy, Michigan		✓
Data processing and operations center (Easton)	Columbus, Ohio	✓
Data processing and operations center (Northland)	Columbus, Ohio		✓
Data processing and operations center (Parma)	Cleveland, Ohio		✓
8 story office building	Indianapolis, Indiana	✓

Item 3: Legal Proceedings

Information required by this item is set forth in Note 22 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2014, we had 22,248 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 46 entitled Selected Quarterly Income Statement Data and incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1 Business-Regulatory Matters and in Note 23 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) Keefe, Bruyette & Woods Bank Index (the “KBW Bank Index”), for the period December 31, 2008, through December 31, 2013. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2008, and the reinvestment of all dividends are assumed. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2013 to October 31, 2013	—	—	11,969,724	$135,845,179
November 1, 2013 to November 30, 2013	—	—	11,969,724	135,845,179
December 1, 2013 to December 31, 2013	—	—	11,969,724	135,845,179

Total	—	—	11,969,724	$135,845,179

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorization, which became effective April 1, 2013.

(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 14, 2013, Huntington Bancshares Incorporated announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2013. These actions included the potential repurchase of up to $227 million of common stock and a continuation of Huntington’s current common dividend through the first quarter of 2014. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2013 fourth quarter, Huntington did not repurchase any shares. For the year ended December 31, 2013, Huntington purchased 16.7 million common shares at a weighted average price of $7.46 per share. For the year ended December 31, 2012, Huntington purchased 23.3 million common shares at a weighted average price of $6.36 per share.

Item 6: Selected Financial Data

Table 1—Selected Financial Data(1)

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2013	2012	2011	2010	2009
Interest income	$1,860,637	$1,930,263	$1,970,226	$2,145,392	$2,238,142
Interest expense	156,029	219,739	341,056	526,587	813,855

Net interest income	1,704,608	1,710,524	1,629,170	1,618,805	1,424,287
Provision for credit losses	90,045	147,388	174,059	634,547	2,074,671

Net interest income after provision for credit losses	1,614,563	1,563,136	1,455,111	984,258	(650,384)
Noninterest income	997,995	1,097,857	980,623	1,041,858	1,005,644
Noninterest expense:
Goodwill impairment	—	—	—	—	2,606,944
Other noninterest expense	1,758,003	1,835,876	1,728,500	1,673,805	1,426,499

Total noninterest expense	1,758,003	1,835,876	1,728,500	1,673,805	4,033,443

Income (loss) before income taxes	854,555	825,117	707,234	352,311	(3,678,183)
Provision (benefit) for income taxes	215,814	184,095	164,621	39,964	(584,004)

Net income (loss)	$638,741	$641,022	$542,613	$312,347	$(3,094,179)

Dividends on preferred shares	31,869	31,989	30,813	172,032	174,756

Net income (loss) applicable to common shares	$606,872	$609,033	$511,800	$140,315	$(3,268,935)

Net income (loss) per common share—basic	$0.73	$0.71	$0.59	$0.19	$(6.14)
Net income (loss) per common share—diluted	0.72	0.71	0.59	0.19	(6.14)
Cash dividends declared per common share	0.19	0.16	0.10	0.04	0.04
Balance sheet highlights

Total assets (period end)	$59,476,344	$56,153,185	$54,450,652	$53,819,642	$51,554,665
Total long-term debt (period end)(2)	2,458,272	1,364,834	3,097,857	3,813,827	3,802,670
Total shareholders’ equity (period end)	6,099,323	5,790,211	5,418,100	4,980,542	5,336,002
Average long-term debt(2)	2,372,765	2,273,140	3,275,913	3,953,177	5,558,001
Average shareholders’ equity	5,914,914	5,671,455	5,237,541	5,482,502	5,787,401
Average total assets	56,299,313	55,673,599	53,750,054	52,574,231	52,440,268
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(3)	3.66%	3.85%	4.09%	4.55%	4.88%
Interest expense	0.30	0.44	0.71	1.11	1.77

Net interest margin(3)	3.36%	3.41%	3.38%	3.44%	3.11%

Return on average total assets	1.13%	1.15%	1.01%	0.59%	(5.90)%
Return on average common shareholders’ equity	11.0	11.5	10.5	3.7	(80.8)
Return on average tangible common shareholders’ equity(4), (8)	12.7	13.5	12.7	5.6	(22.4)
Efficiency ratio(5)	62.9	63.4	63.7	60.4	55.4
Dividend payout ratio	26.0	22.5	16.9	21.1	N.R.
Average shareholders’ equity to average assets	10.51	10.19	9.74	10.43	11.04
Effective tax rate (benefit)	25.3	22.3	23.3	11.3	(15.9)
Tier 1 common risk-based capital ratio (period end)(8)	10.90	10.48	10.00	9.29	6.76
Tangible common equity to tangible assets (period end) (6), (8)	8.83	8.76	8.30	7.56	5.92
Tangible equity to tangible assets (period end)(7), (8)	9.49	9.46	9.02	8.24	9.24
Tier 1 leverage ratio (period end)	10.67	10.36	10.28	9.41	10.09
Tier 1 risk-based capital ratio (period end)	12.28	12.02	12.11	11.55	12.15
Total risk-based capital ratio (period end)	14.57	14.50	14.77	14.46	14.55
Other data
Full-time equivalent employees (average)	11,964	11,494	11,398	11,038	10,384
Domestic banking offices (period end)	711	705	668	620	611

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.
(2)	Includes FHLB advances, subordinated notes, and other long-term debt. At December 31, 2013, FHLB advances excludes $1.8 billion of advances that are short-term in nature.
(3)	On an FTE basis assuming a 35% tax rate.
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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 148 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 695 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

The following MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview – Provides a summary of our current financial performance, and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our 2014 expectations.

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

•	Results for the Fourth Quarter - Provides a discussion of results for the 2013 fourth quarter compared with the 2012 fourth quarter.

•

Additional Disclosures - Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, recent accounting pronouncements and developments, and acquisitions.

EXECUTIVE OVERVIEW

2013 Financial Performance Review

In 2013, we reported net income of $638.7 million, or $0.72 per common share, relatively unchanged from the prior year. This resulted in a 1.13% return on average assets and a 12.7% return on average tangible common equity. In addition, we grew our base of consumer and business customers while our efficiency ratio decreased to 62.9% in 2013 from 63.4% in 2012. Results from our strategic business investments and OCR sales approach continued in 2013. (Also, see Significant Items Influencing Financial Performance Comparisons within the Discussion of Results of Operations.)

Fully-taxable equivalent net interest income was $1.7 billion in 2013, an increase of $1.0 million, or less than 1%, compared with 2012. This reflected the impact of 4% loan growth, offset by a 5 basis point decline in the net interest margin to 3.36%, as well as a 7% reduction in other earning assets, the majority of which were loans held for sale. The loan growth reflected an increase in average C&I loans due to continued growth within the middle market healthcare vertical, equipment finance, and dealer floorplan loans. Also, our average automobile loans increased, as the growth in originations remained strong and we kept these loans on our balance sheet instead of selling them through securitizations. As expected, our CRE portfolio declined, reflecting continued runoff as acceptable returns for new originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers. Average loans held-for-sale decreased, reflecting the impact of automobile securitizations completed in 2012 and no such securitizations in 2013.

Noninterest income was $1.0 billion in 2013, a 9% decrease compared with 2012. Mortgage banking income was down $64.2 million due to a reduction in volume, lower gain on sale margin, and a higher percentage of originations held on the balance sheet. In addition, gains on sale of loans were down $40.0 million due to no auto securitizations in 2013. Service charges increased $9.6 million in 2013 despite a decrease of approximately $28 million due to a change that we made in February 2013 on posting order for our consumer transaction accounts.

Noninterest expense was $1.8 billion in 2013, a 4% decrease compared with 2012. The decrease was primarily due to lower marketing, deposit and other insurance, professional services and other expense as we actively managed the pace and size of investment. Other expense declined due to lower mortgage repurchase and warranty, and OREO and foreclosure expenses. This was partially offset by franchise repositioning expense related significant items included in net occupancy ($12.1 million), personnel costs ($6.7 million), equipment ($2.4 million), outside data processing and other services ($1.4 million), and other expense ($1.0 million). The increase in personnel costs primarily related to the increase in the number of average full-time equivalent employees was partially offset by a significant item of $33.9 million from the pension curtailment gain.

Most credit quality related metrics in 2013 reflected continued improvement. NALs declined $85.6 million, or 21%, from 2012 to $322.1 million, or 0.75% of total loans and leases. NPAs declined $93.6 million, or 21%, compared to a year-ago to $352.2 million, or 0.82% of total loans and leases, OREO, and other NPAs. The decreases primarily reflected meaningful improvement in both CRE and C&I NALs. The provision for credit losses decreased $57.3 million, or 39%, from 2012 due to the continued decline in classified, criticized, and nonaccrual loans and included the implementation of enhancements to our ALLL model. NCOs decreased $153.8 million, or 45%, from the prior year to $188.7 million. NCOs were an annualized 0.45% of average loans and leases in the current year compared to 0.85% in 2012. Within the consumer portfolio, NCOs related to Chapter 7 bankruptcy loans amounted to $22.8 million in 2013 and $34.6 million in 2012. The ACL as a percentage of total loans and leases decreased to 1.65% from 1.99% a year ago, while the ACL as a percentage of period-end total NALs increased to 221% from 199%.

The tangible common equity to tangible assets ratio at December 31, 2013, was 8.83%, up 7 basis points from a year ago. Our Tier 1 common risk-based capital ratio at year end was 10.90%, up from 10.48% at the end of 2012. The regulatory Tier 1 risk-based capital ratio at December 31, 2013, was 12.28%, up from 12.02% at December 31, 2012. The increase in the regulatory Tier 1 risk-based capital ratio reflected the increase in retained earnings, partially offset by the redemption of $50 million of qualifying REIT preferred securities in the 2013 fourth quarter, and growth in risk-weighted assets. All capital ratios were impacted by the repurchase of 17 million common shares over the last four quarters, none of which were repurchased during the 2013 fourth quarter. We have the ability to repurchase up to $136 million additional shares of common stock through the first quarter of 2014. We intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvements in credit metrics, and (5) maintain strong capital and liquidity positions.

In 2013, we grew our base of consumer and business customers, while achieving positive operating leverage. Our performance in the second half of 2013 demonstrates strong business momentum, positioning us well for 2014. Highlights of our financial strength in 2013 include a strong balance sheet, ongoing deposit growth and quality loan growth in commercial and auto lending. Our deposit and lending growth is the result of focused execution and key strategic investments made over the last four years. We have done all of this while decreasing expenses by 4 percent, year over year, as the result of disciplined expense management.

We continue to face strong competition from other banks and financial service firms in our markets. To address these challenges, the cornerstone of our strategy has been to invest in the franchise in order to grow our market share and share-of-wallet. In this regard, our OCR methodology continued to deliver success in 2013. Consumer checking account households grew by 96 thousand households, or 8%, over the last year. Commercial relationships grew at a rate of 6% and have increased by 9 thousand commercial customers since 2012. Our “Fair Play” philosophy, combined with continued OCR success, positively impacted results in 2013.

Economy

The environment in 2013 was different than we thought it would be when we started the year, as the economic, interest rate, and political environments were more challenging. Currently, we are seeing good momentum going into 2014, as customers seem to have a slightly better mindset as the political environment seems to be less of an issue and the general economic outlook is more positive as evidenced by the following:

•	Although slower than the national growth rate of 1.74%, aggregate employment growth in our footprint states remained positive at 0.89% over the 12 month period ended October 2013.

•

According to the Philadelphia FRB Coincident Economic Activity Index, Michigan, Indiana, and Ohio outperformed the nation in the economic recovery to date and prospects for growth over the next six months appear positive.

•	Industrial vacancy rates have shown declining trends in our large footprint MSAs.

•	Consistent with long-term trends, housing prices have been rising broadly across our footprint over 2013 and have tended to be more stable than the national average.

Legislative and Regulatory

A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

2014 Expectations

Net interest income is expected to moderately increase. We anticipate an increase in earning assets as total loans moderately grow and investment securities remain near current levels. However, those benefits to net interest income are expected to be mostly offset by continued downward pressure on NIM. While we are maintaining a disciplined approach to loan pricing, asset yields remain under pressure but the continued opportunity of deposit repricing remains, albeit closer to current levels.

The C&I portfolio is expected to grow consistent with the anticipated increase in customer activity. Our C&I loan pipeline remains robust with much of this reflecting the positive impact from our investments in specialized commercial verticals, automotive dealer relationships, focused OCR sales process, and continued support of middle market and small business lending. Automobile loan originations remain strong, and we currently do not anticipate any automobile securitizations in the near future. Residential mortgages, home equity, and CRE loan balances are expected to increase modestly.

We anticipate the increase in total loans will modestly outpace growth in total deposits. This reflects our continued focus on the overall cost of funds, through the issuance of long-term debt, as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, excluding the impact of any net MSR activity, is expected to be slightly lower than recent levels, due to the anticipated decline in mortgage banking revenues and the continued refinement of products under our Fair Play philosophy.

Noninterest expense, excluding the net $10 million of benefit from Significant Items we experienced in 2013, is expected to remain around current levels. We are committed to delivering positive operating leverage for the 2014 full year.

NPAs are expected to show continued improvement. This year, NCOs represented the mid-point of our expected normalized range of 35 to 55 basis points. The level of provision for credit losses was below our long-term expectation, and we continue to expect moderate quarterly volatility.

The effective tax rate for 2014 is expected to be in the range of 25% to 28%, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments, and general business credits.

Table 2—Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2012			Change from 2011
(dollar amounts in thousands, except per share amounts)	2013	Amount	Percent	2012	Amount	Percent	2011
Interest income	$1,860,637	$(69,626)	(4)%	$1,930,263	$(39,963)	(2)%	$1,970,226
Interest expense	156,029	(63,710)	(29)	219,739	(121,317)	(36)	341,056

Net interest income	1,704,608	(5,916)	—	1,710,524	81,354	5	1,629,170
Provision for credit losses	90,045	(57,343)	(39)	147,388	(26,671)	(15)	174,059

Net interest income after provision for credit losses	1,614,563	51,427	3	1,563,136	108,025	7	1,455,111

Service charges on deposit accounts	271,802	9,623	4	262,179	18,672	8	243,507
Mortgage banking income	126,855	(64,237)	(34)	191,092	107,684	129	83,408
Trust services	123,007	1,110	1	121,897	2,515	2	119,382
Electronic banking	92,591	10,301	13	82,290	(29,407)	(26)	111,697
Insurance income	69,264	(2,055)	(3)	71,319	1,849	3	69,470
Brokerage income	69,189	(3,037)	(4)	72,226	(8,141)	(10)	80,367
Bank owned life insurance income	56,419	377	1	56,042	(6,294)	(10)	62,336
Capital markets fees	45,220	(2,940)	(6)	48,160	11,620	32	36,540
Gain on sale of loans	18,171	(40,011)	(69)	58,182	26,238	82	31,944
Securities gains (losses)	418	(4,351)	(91)	4,769	8,450	N.R.	(3,681)
Other income	125,059	(4,642)	(4)	129,701	(15,952)	(11)	145,653

Total noninterest income	997,995	(99,862)	(9)	1,097,857	117,234	12	980,623

Personnel costs	1,001,637	13,444	1	988,193	95,659	11	892,534
Outside data processing and other services	199,547	9,292	5	190,255	1,081	1	189,174
Net occupancy	125,344	14,184	13	111,160	2,031	2	109,129
Equipment	106,793	3,846	4	102,947	10,403	11	92,544
Marketing	51,185	(13,078)	(20)	64,263	(1,297)	(2)	65,560
Deposit and other insurance expense	50,161	(18,169)	(27)	68,330	(9,362)	(12)	77,692
Amortization of intangibles	41,364	(5,185)	(11)	46,549	(6,769)	(13)	53,318
Professional services	40,587	(25,171)	(38)	65,758	(2,858)	(4)	68,616
Gain on early extinguishment of debt	—	798	N.R	(798)	8,899	(92)	(9,697)
Other expense	141,385	(57,834)	(29)	199,219	9,589	5	189,630

Total noninterest expense	1,758,003	(77,873)	(4)	1,835,876	107,376	6	1,728,500

Income before income taxes	854,555	29,438	4	825,117	117,883	17	707,234
Provision for income taxes	215,814	31,719	17	184,095	19,474	12	164,621

Net income	$638,741	$(2,281)	—%	$641,022	$98,409	18%	$542,613

Dividends on preferred shares	31,869	(120)	—	31,989	1,176	4	30,813

Net income applicable to common shares	$606,872	$(2,161)	—%	$609,033	$97,233	19%	$511,800

Average common shares—basic	834,205	(23,757)	(3)%	857,962	(5,729)	(1)%	863,691
Average common shares—diluted(2)	843,974	(19,428)	(2)	863,402	(4,222)	—	867,624
Per common share:
Net income—basic	$0.73	$0.02	3%	$0.71	$0.12	20%	$0.59
Net income—diluted	0.72	0.01	1	0.71	0.12	20	0.59
Cash dividends declared	0.19	0.03	19	0.16	0.06	60	0.10
Revenue—FTE
Net interest income	$1,704,608	$(5,916)	—%	$1,710,524	$81,354	5%	$1,629,170
FTE adjustment	27,340	6,934	34	20,406	5,490	37	14,916

Net interest income(3)	1,731,948	1,018	—	1,730,930	86,844	5	1,644,086
Noninterest income	997,995	(99,862)	(9)	1,097,857	117,234	12	980,623

Total revenue(3)	$2,729,943	$(98,844)	(3)%	$2,828,787	$204,078	8%	$2,624,709

N.R. — Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items”.
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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2013, 2012, and 2011 were impacted by a number of Significant Items summarized below.

1.	Pension Curtailment Gain. During the 2013 third quarter, a $33.9 million pension curtailment gain was recorded in personnel costs. This resulted in a positive impact of $0.03 per common share for 2013.

2.	Franchise Repositioning Related Expense. During 2013, $23.5 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.02 per common share for 2013.

3.	State deferred tax asset valuation allowance adjustment. During 2012, a valuation allowance of $21.3 million (net of tax) was released for the portion of the deferred tax asset and state net operating loss carryforwards expected to be realized. This resulted in a positive impact of $0.02 per common share for 2012. Additional information can be found in the Provision for Income Taxes section within this MD&A.

4.	Bargain Purchase Gain. During 2012, an $11.2 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share for 2012.

5.	Litigation Reserve. $23.5 million and $17.0 million of additions to litigation reserves were recorded as other noninterest expense in 2012 and 2011, respectively. This resulted in a negative impact of $0.02 per common share in 2012 and $0.01 per common share in 2011.

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

7.	Early Extinguishment of Debt. The positive impact relating to the early extinguishment of debt on our reported results was $9.7 million ($0.01 per common share) in 2011.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison (1)

	2013		2012		2011
(dollar amounts in thousands, except per share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income —GAAP	$638,741		$641,022		$542,613
Earnings per share, after-tax		0.72		0.71		0.59

Significant items—favorable (unfavorable) impact:	Earnings (2)	EPS (3)(4)	Earnings (2)	EPS (3)(4)	Earnings (2)	EPS (3)(4)
Pension curtailment gain	$33,926	$0.03	$—	$—	$—	$—
Franchise repositioning related expense	(23,461)	(0.02)	—	—	—	—
State deferred tax asset valuation allowance adjustment(4)	—	—	21,251	0.02	—	—
Bargain purchase gain	—	—	11,217	0.01	—	—
Litigation reserves addition	—	—	(23,500)	(0.02)	(17,028)	(0.01)
Visa®-related derivative loss	—	—	—	—	(6,385)	—
Gain on early extinguishment of debt	—	—	—	—	9,697	0.01

(1)See Significant Items Influencing Financial Performance discussion.

(2) Pretax unless otherwise noted.

(3)Based upon the annual average outstanding diluted common shares.

(4)After-tax.

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

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4—Change in Net Interest Income Due to Changes in Average Volume and Interest Rates(1)

	2013			2012
	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis(2) (dollar amounts in millions)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and direct financing leases	$66.1	$(108.7)	$(42.6)	$58.6	$(105.6)	$(47.0)
Investment securities	(3.7)	2.0	(1.7)	1.9	(2.1)	(0.2)
Other earning assets	(16.8)	(1.7)	(18.5)	24.2	(11.5)	12.7

Total interest income from earning assets	45.6	(108.4)	(62.8)	84.7	(119.2)	(34.5)

Deposits	1.0	(46.9)	(45.9)	(3.0)	(94.8)	(97.8)
Short-term borrowings	(0.7)	(0.6)	(1.3)	(1.2)	(0.3)	(1.5)
Federal Home Loan Bank advances	0.8	(0.5)	0.3	0.8	(0.8)	—
Subordinated notes and other long-term debt, including capital securities	(8.3)	(8.6)	(16.9)	(32.0)	10.0	(22.0)

Total interest expense of interest-bearing liabilities	(7.2)	(56.6)	(63.8)	(35.4)	(85.9)	(121.3)

Net interest income	$52.8	$(51.8)	$1.0	$120.1	$(33.3)	$86.8

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each
(2)	Calculated assuming a 35% tax rate.

Table 5—Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
Fully-taxable equivalent basis (1)		Change from 2012			Change from 2011
(dollar amounts in millions)	2013	Amount	Percent	2012	Amount	Percent	2011
Assets
Interest-bearing deposits in banks	$70	$(25)	(26)%	$95	$(38)	(29)%	$133
Federal funds sold and securities purchased under resale agreement	—	—	—	—	(5)	(100)	5
Loans held for sale	521	(566)	(52)	1,087	799	277	288
Available-for-sale and other securities:
Taxable	6,383	(1,515)	(19)	7,898	(473)	(6)	8,371
Tax-exempt	563	136	32	427	(1)	—	428

Total available-for-sale and other securities	6,946	(1,379)	(17)	8,325	(474)	(5)	8,799
Trading account securities	80	13	19	67	(40)	(37)	107
Held-to-maturity securities—taxable	2,155	1,230	133	925	550	147	375

Total securities	9,181	(136)	(1)	9,317	36	—	9,281

Loans and leases: (3)
Commercial:
Commercial and industrial	17,174	1,230	8	15,944	2,347	17	13,597
Commercial real estate:
Construction	580	(2)	—	582	(10)	(2)	592
Commercial	4,449	(749)	(14)	5,198	(415)	(7)	5,613

Commercial real estate	5,029	(751)	(13)	5,780	(425)	(7)	6,205

Total commercial	22,203	479	2	21,724	1,922	10	19,802

Consumer:
Automobile loans and leases	5,679	1,153	25	4,526	(1,351)	(23)	5,877
Home equity	8,310	(5)	—	8,315	375	5	7,940
Residential mortgage	5,198	8	—	5,190	473	10	4,717
Other consumer	436	(19)	(4)	455	(76)	(14)	531

Total consumer	19,623	1,137	6	18,486	(579)	(3)	19,065

Total loans and leases	41,826	1,616	4	40,210	1,343	3	38,867
Allowance for loan and lease losses	(725)	151	(17)	(876)	233	(21)	(1,109)

Net loans and leases	41,101	1,767	4	39,334	1,576	4	37,758

Total earning assets	51,598	889	2	50,709	2,135	4	48,574

Cash and due from banks	908	(182)	(17)	1,090	(346)	(24)	1,436
Intangible assets	557	(43)	(7)	600	(45)	(7)	645
All other assets	3,961	(190)	(5)	4,151	(53)	(1)	4,204

Total assets	$56,299	$625	1%	$55,674	$1,924	4%	$53,750

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$12,871	$671	6%	$12,200	$3,547	41%	$8,653
Demand deposits—interest-bearing	5,855	44	1	5,811	294	5	5,517

Total demand deposits	18,726	715	4	18,011	3,841	27	14,170
Money market deposits	15,675	1,774	13	13,901	579	4	13,322
Savings and other domestic deposits	5,029	96	2	4,933	198	4	4,735
Core certificates of deposit	4,549	(1,672)	(27)	6,221	(1,481)	(19)	7,702

Total core deposits	43,979	913	2	43,066	3,137	8	39,929
Other domestic time deposits of $250,000 or more	306	(20)	(6)	326	(139)	(30)	465
Brokered time deposits and negotiable CDs	1,606	16	1	1,590	168	12	1,422
Deposits in foreign offices	346	(26)	(7)	372	(17)	(4)	389

Total deposits	46,237	883	2	45,354	3,149	7	42,205
Short-term borrowings	700	(610)	(47)	1,310	(745)	(36)	2,055
Federal Home Loan Bank advances	711	413	139	298	187	168	111
Subordinated notes and other long-term debt	1,662	(314)	(16)	1,976	(1,189)	(38)	3,165

Total interest-bearing liabilities	36,439	(299)	(1)	36,738	(2,145)	(6)	38,883

All other liabilities	1,074	9	1	1,065	89	9	976
Shareholders’ equity	5,915	244	4	5,671	433	8	5,238

Total liabilities and shareholders’ equity	$56,299	$625	1%	$55,674	$1,924	4%	$53,750

Continued

Table 6—Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

Fully-taxable equivalent basis (1)	Interest Income / Expense			Average Rate (2)
(dollar amounts in millions)	2013	2012	2011	2013	2012	2011
Assets
Interest-bearing deposits in banks	$0.1	$0.2	$0.1	0.15%	0.21%	0.11%
Federal funds sold and securities purchased under resale agreement	—	—	—	—	0.29	0.09
Loans held for sale	18.9	36.8	12.3	3.63	3.38	4.27
Available-for-sale and other securities:
Taxable	148.6	184.3	208.0	2.33	2.33	2.48
Tax-exempt	25.7	17.7	18.3	4.56	4.14	4.28

Total available-for-sale and other securities	174.2	202.0	226.3	2.51	2.43	2.57
Trading account securities	0.4	0.9	1.5	0.44	1.27	1.37
Held-to-maturity securities—taxable	50.2	24.1	11.2	2.33	2.60	2.99

Total securities	224.8	226.9	239.0	2.45	2.43	2.57

Loans and leases: (3)
Commercial:
Commercial and industrial	643.7	639.5	585.6	3.75	4.01	4.31
Commercial real estate:
Construction	23.4	22.9	23.0	4.04	3.93	3.88
Commercial	182.6	208.6	222.7	4.11	4.01	3.97

Commercial real estate	206.1	231.5	245.7	4.10	4.00	3.96

Total commercial	849.8	871.0	831.3	3.83	4.01	4.20

Consumer:
Automobile loans and leases	221.5	214.1	293.2	3.90	4.73	4.99
Home equity	345.4	355.9	355.0	4.16	4.28	4.47
Residential mortgage	199.6	212.7	213.6	3.84	4.10	4.53
Other consumer	27.9	33.3	40.6	6.41	7.31	7.63

Total consumer	794.4	815.9	902.4	4.05	4.41	4.73

Total loans and leases	1,644.2	1,686.8	1,733.7	3.93	4.19	4.46

Total earning assets	$1,888.0	$1,950.7	$1,985.1	3.66%	3.85%	4.09%

Liabilities and Shareholders’ Equity Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	2.5	3.6	5.1	0.04	0.06	0.09

Total demand deposits	2.5	3.6	5.1	0.01	0.02	0.04
Money market deposits	38.8	40.2	54.3	0.25	0.29	0.41
Savings and other domestic deposits	13.3	18.9	32.7	0.26	0.38	0.69
Core certificates of deposit	50.5	85.0	150.0	1.11	1.37	1.95

Total core deposits	105.2	147.7	242.2	0.34	0.48	0.77
Other domestic time deposits of $250,000 or more	1.4	2.1	4.5	0.47	0.66	0.97
Brokered time deposits and negotiable CDs	9.1	11.7	12.5	0.57	0.74	0.88
Deposits in foreign offices	0.5	0.7	0.9	0.15	0.18	0.23

Total deposits	116.2	162.2	260.1	0.35	0.49	0.78
Short-term borrowings	0.7	2.0	3.5	0.10	0.16	0.17
Federal Home Loan Bank advances	1.1	0.8	0.8	0.15	0.28	0.74
Subordinated notes and other long-term debt	38.0	54.7	76.7	2.29	2.77	2.42

Total interest-bearing liabilities	156.0	219.7	341.1	0.43	0.60	0.88

Net interest income	$1,731.9	$1,730.9	$1,644.1

Net interest rate spread				3.23	3.25	3.21
Impact of noninterest-bearing funds on margin				0.13	0.16	0.18

Net interest margin				3.36%	3.41%	3.38%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2013 vs. 2012

Fully-taxable equivalent net interest income for 2013 increased $1.0 million, or less than 1%, from 2012. This reflected the impact of 4% loan growth, a 5 basis point decrease in the NIM to 3.36%, as well as a 7% reduction in other earnings assets, the majority of which were loans held for sale. The primary items impacting the decrease in the NIM were:

•	19 basis point negative impact from the mix and yield of earning assets primarily reflecting a decrease in consumer loan yields.

•	3 basis point decrease in the benefit to the margin of non-interest bearing funds, reflecting lower interest rates on total interest bearing liabilities from the prior year.

Partially offset by:

•

14 basis point positive impact from the mix and yield of deposits reflecting the strategic focus on changing the funding sources from higher rate time deposits to no-cost demand deposits and low-cost money market deposits.

•	3 basis point positive impact from noncore funding primarily reflecting lower debt costs.

Average earning assets increased $0.9 billion, or 2%, from the prior year, driven by:

•	$1.2 billion, or 8%, increase in average C&I loans and leases. This reflected the continued growth within the middle market healthcare vertical, equipment finance, and dealer floorplan.

•

$1.2 billion, or 25%, increase in average on balance sheet automobile loans, as the growth in originations, while below industry levels, remained strong and our investments in the Northeast and upper Midwest continued to grow as planned.

Partially offset by:

•

$0.8 billion, or 13%, decrease in average CRE loans, as acceptable returns for new originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

•	$0.6 billion, or 52%, decrease in loans held-for-sale reflecting the impact of automobile loan securitizations completed in 2012.

While there was minimal impact on the full-year average balance sheet, $1.9 billion of net investment securities were purchased during the 2013 fourth quarter. Our investment securities portfolio is evaluated under established asset/liability management objectives. Additionally, $0.6 billion of direct purchase municipal instruments were reclassified on December 31, 2013 from C&I loans to available-for-sale securities.

Average noninterest bearing deposits increased $0.7 billion, or 6%, while average interest-bearing liabilities decreased $0.3 billion, or 1%, from 2012, primarily reflecting:

•	$1.7 billion, or 27%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and low-cost money market deposits.

•	$0.6 billion, or 47%, decrease in short-term borrowings due to a focused effort to reduce collateralized deposits.

Partially offset by:

•	$1.8 billion, or 13%, increase in money market deposits reflecting the strategic focus on customer growth and increased share of wallet among both consumer and commercial customers.

While there was minimal impact on the full-year average balance sheet, average subordinated notes and other long-term debt reflect the issuance of $0.5 billion and $0.8 billion of long-term debt in the 2013 fourth quarter and the 2013 third quarter, respectively.

2012 vs. 2011

Fully-taxable equivalent net interest income for 2012 increased $86.8 million, or 5%, from 2011. This reflected the favorable impact of a $2.1 billion, or 4%, increase in average earning assets, partially offset by a 3 basis point decline in the net interest margin.

The increase in average earning assets reflected:

•	$1.9 billion, or 10%, increase in average commercial loans and leases.

•	$0.8 billion, or 277% increase in average loans held for sale.

Partially offset by:

•	$0.6 billion, or 3% decrease in average consumer loans including a $1.4 billion, or 23%, decrease in automobile loans, reflecting $2.5 billion of automobile loans sold throughout the year.

The 3 basis point increase in the FTE net interest margin reflected:

•	The positive impact of a 29 basis point decline in total deposit costs.

Partially offset by:

•	24 basis point declines in the yield on earnings assets and a 2 basis point decrease related to non-deposit funding and other items.

The $3.1 billion, or 8%, increase in average total core deposits from the prior year reflected:

•	$3.8 billion, or 27%, increase in total demand deposits.

•	$0.6 billion, or 4%, increase in money market deposits.

Partially offset by:

•	$1.5 billion, or 19%, decrease in core certificates of deposits.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses in 2013 was $90.0 million, down $57.3 million, or 39%, from 2012, reflecting a $153.8 million, or 45%, decrease in NCOs. The provision for credit losses in 2013 was $98.6 million less than total NCOs. In addition, as a result of a review of the existing consumer portfolios, 2013 also includes $22.8 million of Chapter 7 bankruptcy-related losses that were not identified in the 2012 third quarter implementation of the OCC’s regulatory guidance. (see Credit Quality discussion)

Noninterest Income

(This section should be read in conjunction with Significant Items 4 and 6.)

The following table reflects noninterest income for the past three years:

Table 7—Noninterest Income

	Twelve Months Ended December 31,
		Change from 2012			Change from 2011
(dollar amounts in thousands)	2013	Amount	Percent	2012	Amount	Percent	2011
Service charges on deposit accounts	$271,802	$9,623	4%	$262,179	$18,672	8%	$243,507
Mortgage banking income	126,855	(64,237)	(34)	191,092	107,684	129	83,408
Trust services	123,007	1,110	1	121,897	2,515	2	119,382
Electronic banking	92,591	10,301	13	82,290	(29,407)	(26)	111,697
Insurance income	69,264	(2,055)	(3)	71,319	1,849	3	69,470
Brokerage income	69,189	(3,037)	(4)	72,226	(8,141)	(10)	80,367
Bank owned life insurance income	56,419	377	1	56,042	(6,294)	(10)	62,336
Capital markets fees	45,220	(2,940)	(6)	48,160	11,620	32	36,540
Gain on sale of loans	18,171	(40,011)	(69)	58,182	26,238	82	31,944
Securities gains (losses)	418	(4,351)	(91)	4,769	8,450	N.R.	(3,681)
Other income	125,059	(4,642)	(4)	129,701	(15,952)	(11)	145,653

Total noninterest income	$997,995	$(99,862)	(9)%	$1,097,857	$117,234	12%	$980,623

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2013 vs. 2012

Noninterest income decreased $99.9 million, or 9%, from the prior year, primarily reflecting:

•	$64.2 million, or 34%, decrease in mortgage banking income primarily driven by 9% reduction in volume, lower gain on sale margin, and a higher percentage of originations held on the balance sheet.

•	$40.0 million, or 69%, decrease in gain on sale of loans as no auto loan securitizations occurred in 2013 compared to $2.3 billion of auto loan securitizations in 2012.

•

$4.6 million, or 4%, decrease in other income as the prior year included an $11.2 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition partially offset by an increase in fees associated with commercial loan activity.

•

$4.4 million, or 91%, decrease in securities gains as the prior year had certain securities designated as available-for-sale that were sold and the proceeds from those sales were reinvested into the held-to-maturity portfolio.

Partially offset by:

•	$10.3 million, or 13%, increase in electronic banking income due to continued consumer household growth.

•

$9.6 million, or 4%, increase in service charges on deposit accounts reflecting 8% consumer household and 6% commercial relationship growth and changing customer usage patterns. This more than offset the approximately $28.0 million negative impact of the February 2013 implementation of a new posting order for consumer transaction accounts.

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

Noninterest Expense

(This section should be read in conjunction with Significant Items 1, 2, 5, and 7.)

The following table reflects noninterest expense for the past three years:

Table 8—Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2012			Change from 2011
(dollar amounts in thousands)	2013	Amount	Percent	2012	Amount	Percent	2011
Personnel costs	$1,001,637	$13,444	1%	$988,193$	95,659	11%	$892,534
Outside data processing and other services	199,547	9,292	5	190,255	1,081	1	189,174
Net occupancy	125,344	14,184	13	111,160	2,031	2	109,129
Equipment	106,793	3,846	4	102,947	10,403	11	92,544
Marketing	51,185	(13,078)	(20)	64,263	(1,297)	(2)	65,560
Deposit and other insurance expense	50,161	(18,169)	(27)	68,330	(9,362)	(12)	77,692
Amortization of intangibles	41,364	(5,185)	(11)	46,549	(6,769)	(13)	53,318
Professional services	40,587	(25,171)	(38)	65,758	(2,858)	(4)	68,616
Gain on early extinguishment of debt	—	798	(100)	(798)	8,899	(92)	(9,697)
Other expense	141,385	(57,834)	(29)	199,219	9,589	5	189,630

Total noninterest expense	$1,758,003	$(77,873)	(4)%	$1,835,876	$107,376	6%	$1,728,500

Number of employees (average full-time equivalent)	11,964	470	4%	11,494	96	1%	11,398
2013 vs. 2012

Noninterest expense decreased $77.9 million, or 4%, from 2012, and primarily reflected:

•

$57.8 million, or 29%, decline in other expense, reflecting a reduction in litigation expense, mortgage repurchases and warranty expense, OREO and foreclosure costs, and reduction in operating lease expense.

•	$25.2 million, or 38%, decrease in professional services, reflecting a decrease in outside consultant expenses and legal services, primarily collections.

•	$18.2 million, or 27%, decrease in deposit and other insurance expense due to lower insurance premiums.

•	$13.1 million, or 20%, decrease in marketing, primarily reflecting lower levels of advertising, and reduced promotional offers.

•	$5.2 million, or 11%, decrease due to the continued amortization of core deposit intangibles.

Partially offset by:

•	$14.2 million, or 13%, increase in net occupancy expense, reflecting $12.1 million of franchise repositioning expense related to branch consolidation and facilities optimization.

•

$13.4 million, or 1%, increase in personnel costs, primarily reflecting the $38.8 million increase in salaries due to a 4% increase in the number of average full-time equivalent employees as employee count increased mainly in technology and consumer areas and $6.7 million of franchise repositioning expense related to branch consolidation and severance expenses. This was partially offset by the $33.9 million one-time, non-cash gain related to the pension curtailment.

•	$9.3 million, or 5%, increase in outside data processing as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

•	$3.9 million, or 4%, increase in equipment, including $2.4 million of branch consolidation and facilities optimization related expenses.

2012 vs. 2011

Noninterest expense increased $107.4 million, or 6%, from 2011 and primarily reflected:

•	$95.7 million, or 11%, increase in personnel costs, primarily reflecting an increase in bonuses, commissions, and full-time equivalent employees, as well as increased salaries and benefits.

•	$10.4 million, or 11%, increase in equipment, primarily reflecting the impact of depreciation from our in-store branch expansions and other technology investments.

•

$9.3 million, or 5%, increase in other expense primarily reflecting higher litigation reserves, increased sponsorships and public relations expense, and an increase in the provision for mortgage representations and warranties.

Partially offset by:

•	$9.4 million, or 12%, decline in deposit and other insurance expense.

Provision for Income Taxes

(This section should be read in conjunction with Significant Item 3, and Note 17 of the Notes to Consolidated Financial Statements.)

2013 versus 2012

The provision for income taxes was $215.8 million for 2013 compared with a provision for income taxes of $184.1 million in 2012. Both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. In 2013, a $6.0 million reduction in the 2013 provision for state income taxes, net of federal, was recorded for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $21.3 million reduction in 2012. At December 31, 2013, we had a net federal and state deferred tax asset of $137.6 million. Based on both positive and negative evidence and our level of forecasted future taxable income, we determined no impairment existed to the net federal and state deferred tax asset at December 31, 2013. For regulatory capital purposes, there was no disallowed net deferred tax asset at December 31, 2013 and December 31, 2012.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006, 2007, 2008, 2009, and 2010 tax returns. We believe the tax positions taken related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the IRC and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and will affect all taxpayers that acquire, produce, or improve tangible property. Based upon preliminary analysis, we do not expect that the adoption of these regulations will have a material impact on the Company’s Consolidated Financial Statements.

2012 versus 2011

The provision for income taxes was $184.1 million for 2012 compared with a provision of $164.6 million in 2011. Both years included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. In 2012, a $21.3 million reduction in the 2012 provision for state income taxes, net of federal, was recorded for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized.

RISK MANAGEMENT AND CAPITAL

A comprehensive discussion of risk management and capital matters affecting us can be found in the Risk Governance section included in Item 1A and the Regulatory Matters section of Item 1 of this Form 10-K.

Some of the more significant processes used to manage and control credit, market, liquidity, operational, and compliance risks are described in the following paragraphs.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS and HTM securities portfolio (see Note 4 and Note 5 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.

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

Although credit quality improved significantly in 2013, there remained a degree of economic stress that continued to negatively impact us and the financial services industry as a whole. We continued to experience higher than historical levels of delinquencies and NCOs in our residential secured Consumer loan portfolios. The performance metrics associated with the residential mortgage, and home equity portfolios continued to be the most significantly impacted portfolios as real estate prices remain lower than pre-2008 levels, and the unemployment rate remains high.

Loan and Lease Credit Exposure Mix

At December 31, 2013, our loans and leases totaled $43.1 billion, representing a $2.4 billion, or 6%, increase compared to $40.7 billion at December 31, 2012. The majority of the portfolio growth occurred in the Automobile portfolio, with C&I and Residential showing modest growth. Huntington remained committed to the high quality origination strategy in the automobile portfolio. The CRE portfolio declined as a result of continued runoff as acceptable returns for new originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

Total commercial loans were $22.4 billion at December 31, 2013, and represented 52% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “verticals” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated experienced credit officers.

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

Total consumer loans and leases were $20.7 billion at December 31, 2013, and represented 48% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are primarily comprised of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 19% of the total exposure, with no individual state representing more than 5%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit product converts to a 20 year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

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

Other consumer loans/leases – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans. We introduced a consumer credit card product during 2013, utilizing a centralized underwriting system and focusing on existing Huntington customers.

The table below provides the composition of our total loan and lease portfolio:

Table 9—Loan and Lease Portfolio Composition

	At December 31,
(dollar amounts in millions)	2013		2012		2011		2010		2009
Commercial:(1)
Commercial and industrial	$17,594	41%	$16,971	42%	$14,699	38%	$13,063	34%	$12,888	35%
Commercial real estate:
Construction	557	1	648	2	580	1	650	2	1,469	4
Commercial	4,293	10	4,751	12	5,246	13	6,001	16	6,220	17

Total commercial real estate	4,850	11	5,399	14	5,826	14	6,651	18	7,689	21

Total commercial	22,444	52	22,370	56	20,525	52	19,714	52	20,577	56

Consumer:
Automobile(2)	6,639	15	4,634	11	4,458	11	5,614	15	3,390	9
Home equity	8,336	19	8,335	20	8,215	21	7,713	20	7,563	21
Residential mortgage	5,321	12	4,970	12	5,228	13	4,500	12	4,510	12
Other consumer	380	2	419	1	498	3	566	1	751	2

Total consumer	20,676	48	18,358	44	18,399	48	18,393	48	16,214	44

Total loans and leases	$43,120	100%	$40,728	100%	$38,924	100%	$38,107	100%	$36,791	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.
(2)	2011 included a decrease of $1.3 billion resulting from the transfer of automobile loans to loans held for a sale reflecting an automobile securitization transaction completed in 2012. 2010 included an increase of $0.5 billion resulting from the adoption of a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction.

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

The table below provides our total loan and lease portfolio segregated by the primary type of collateral securing the loan or lease:

Table 10—Total Loan and Lease Portfolio by Collateral Type

	At December 31,
(dollar amounts in millions)	2013		2012		2011		2010		2009
Secured loans:
Real estate—commercial	$8,622	20%	$9,128	22%	$9,557	25%	$10,389	27%	$11,286	31%
Real estate—consumer	13,657	32	13,305	33	13,444	35	12,214	32	12,176	33
Vehicles	8,989	21	6,659	16	6,021	15	7,134	19	4,600	13
Receivables/Inventory	5,534	13	5,178	13	4,450	11	3,763	10	3,582	10
Machinery/Equipment	2,738	6	2,749	7	1,994	5	1,766	5	1,772	5
Securities/Deposits	786	2	826	2	800	2	734	2	1,145	3
Other	1,016	2	1,090	3	1,018	3	990	2	1,124	2

Total secured loans and leases	41,342	96	38,935	96	37,284	96	36,990	97	35,685	97
Unsecured loans and leases	1,778	4	1,793	4	1,640	4	1,117	3	1,106	3

Total loans and leases	$43,120	100%	$40,728	100%	$38,924	100%	$38,107	100%	$36,791	100%

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

In commercial lending, on-going credit management is dependent on the type and nature of the loan. We monitor all significant exposures on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the specific type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. We continually review and adjust our risk-rating criteria based on actual experience, which provides us with the current risk level in the portfolio and is the basis for determining an appropriate allowance for credit losses (ACL) amount for the commercial portfolio. A centralized portfolio management team monitors and reports on the performance of the entire commercial portfolio, including small business loans, to provide consistent oversight.

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

Our standardized loan grading system considers many components that directly correlate to loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and creditworthiness, along with various key financial metrics such as liquidity and net worth, assuming such information is available. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in our risk ratings for such loans, which is directly tied to, and an integral component of, our ACL methodology. When a loan goes to impaired status, viable guarantor support is considered in the determination of a credit loss.

If our assessment of the guarantor’s credit strength yields an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have done so successfully. However, we do not formally track the repayment success from guarantors.

Substantially all loans categorized as Classified (see Note 3 of Notes to Consolidated Financial Statements) are managed by our Special Assets Department (SAD). The SAD group is a specialized group of credit professionals that handle the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing and implementing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan portfolio.

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

The C&I portfolio continues to have strong origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio continues to improve as we maintain focus on high quality originations. Problem loans have trended downward, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions.

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

During a 2013 review of our consumer portfolios, we identified additional loans associated with borrowers who had filed Chapter 7 bankruptcy and had not reaffirmed their debt, thus meeting the definition of collateral dependent per OCC regulatory guidance. These loans were not identified in the 2012 third quarter implementation of the OCC’s regulatory guidance. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loan is placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. As a result of the review of our existing consumer portfolios, additional NCOs of $22.8 million were recorded in 2013. The majority of the NCO impact was in the home equity portfolio and relates to junior-lien loans that meet the regulatory guidance.

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

RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. While home prices have clearly rebounded from the 2009-2010 levels, they remain below the peak, causing the performance in these portfolios to remain weaker than historical levels. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated in 2006 and earlier. We continue to evaluate all of our policies and processes associated with managing these portfolios. Our portfolio management strategies associated with our Home Savers group are consolidated in one location under common management. This structure allows us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.

Table 11—Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
(dollar amounts in millions)	12/31/13	12/31/12	12/31/13	12/31/12	12/31/13	12/31/12
Ending balance	$4,842	$4,380	$3,494	$3,955	$5,321	$4,970
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	74%	76%
Portfolio weighted average FICO score(2)	758	755	741	741	743	738

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Originations	$1,745	$1,665	$529	$559	$1,625	$1,019
Origination weighted average LTV ratio(1)	69%	72%	81%	80%	79%	84%
Origination weighted average FICO score(2)	771	771	756	756	757	754

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. The proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At December 31, 2013, $4.8 billion or 58% of our total home equity portfolio was secured by first-lien mortgages compared to 52% in the prior year. The first-lien position, combined with continued high average FICO scores, significantly reduces the credit risk associated with these loans.

We focus on high quality borrowers primarily located within our footprint. Further, we actively manage the extension of credit and the amount of credit extended through a combination of criteria including financial position, debt-to-income policies, and LTV policy limits. The combination of high quality borrowers as measured by financial condition and FICO score, as well as the concentration of first-lien position loans, provides a high degree of confidence regarding the performance of the 2009-2013 originations. Because we focus on developing complete relationships with our customers, many of our home equity borrowers utilize other products and services. Also, the majority of our home equity line-of-credit borrowers consistently pay in excess of the required minimum payment each month.

We believe we have underwritten credit conservatively within this portfolio. However, home price volatility has decreased the value of the collateral for this portfolio and has caused a portion of the portfolio to have an LTV greater than 100%. These higher LTV ratios are directly correlated with borrower payment patterns and are a focus of our Home Saver group.

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

We continue to make origination policy adjustments based on our assessment of an appropriate risk profile and industry actions. In addition to origination policy adjustments, we take actions, as necessary, to manage the risk profile of this portfolio. We believe our Credit Risk Management systems allow for effective portfolio analysis and segmentation to identify the highest risk exposures in the portfolio. Our disclosures regarding lien position and FICO distribution are examples of segmentation analysis.

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

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 12—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	December 31, 2013
(dollar amounts in millions)	1 Year or Less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$52	$29	$—	$—	$2,383	$2,464
Secured by junior-lien	229	216	130	112	2,301	2,988

Total home equity line-of-credit	$281	$245	$130	$112	$4,684	$5,452

The amounts in the above table maturing in four years or less primarily consist of balloon payment structures and represent the most significant maturity risk. The amounts maturing in more than four years primarily consist of exposure with a 20-year amortization period after the 10-year draw period.

Historically, less than 30% of our home equity lines-of-credit that are one year or less from maturity actually reach the maturity date, and we anticipate this percentage will decline in future periods as our proactive approach to managing maturity risk continues to evolve.

Residential Mortgages Portfolio

We focus on higher quality borrowers and underwrite all applications centrally. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. We have incorporated regulatory requirements and guidance into our underwriting process, and will continue to evaluate the impact of the QM requirements impact on the industry.

All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

Generally, our practice is to sell a significant portion of our fixed-rate originations in the secondary market. As such, at December 31, 2013, 46% of our total residential mortgage portfolio were ARMs. These ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually. At December 31, 2013, ARM loans that were expected to have rates reset through 2016 totaled $1.5 billion. These loans scheduled to reset are primarily associated with loans originated subsequent to 2007, and as such, are not subject to the most significant declines in underlying property value. Given the quality of our borrowers, the relatively low current interest rates, and the results of our continued analysis (including possible impacts of changes in interest rates), we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting and have been successful in converting many ARMs to fixed-rate loans through this process. Given the relatively low current interest rates, many fixed-rate products currently offer a better interest rate to our ARM borrowers. We are subject to repurchase risk associated with residential mortgage loans sold in the secondary market. An appropriate level of reserve for representations and warranties related to residential mortgage loans sold has been established to address this repurchase risk inherent in the portfolio (see Operational Risk discussion).

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the year ended December 31, 2013, we closed $600 million in HARP residential mortgages and $6.0 million in HAMP residential mortgages. The HARP residential mortgage loans are considered current and are either part of our residential mortgage portfolio or serviced for others. The HAMP refinancings are associated with residential mortgages that are serviced for others.

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

Our overall credit quality performance returned to normalized, pre-recession levels. NALs declined 21% to $322.1 million, compared to December 31, 2012, as both the C&I and CRE portfolio segments showed declines. NCOs decreased 45% compared to the prior year, as a result of significant declines in the C&I and CRE portfolios combined with significant recovery activity, and net reductions in the Residential and Home Equity portfolios. The Home Equity portfolio in particular was significantly impacted by the implementation of Chapter 7 bankruptcy regulatory accounting guidance, with an additional impact in 2013. Commercial classified loans declined, reflecting the continued improvement across the portfolio. The ACL to total loans ratio declined to 1.65%, but our coverage ratios as demonstrated by the ACL to NAL ratio of 221% remained strong.

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

The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 13—Nonaccrual Loans and Leases and Nonperforming Assets

	At December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans and leases:
Commercial and industrial	$56,615	$90,705	$201,846	$346,720	$578,414
Commercial real estate	73,417	127,128	229,889	363,692	935,812
Automobile	6,303	7,823	—	—	—
Residential mortgages	119,532	122,452	68,658	45,010	362,630
Home equity	66,189	59,525	40,687	22,526	40,122

Total nonaccrual loans and leases(1)	322,056	407,633	541,080	777,948	1,916,978
Other real estate owned, net
Residential	23,447	21,378	20,330	31,649	71,427
Commercial	4,217	6,719	18,094	35,155	68,717

Total other real estate, net	27,664	28,097	38,424	66,804	140,144
Impaired loans held for sale(2)	—	—	—	—	969
Other nonperforming assets(3)	2,440	10,045	10,772	—	—

Total nonperforming assets	$352,160	$445,775	$590,276	$844,752	$2,058,091

Nonaccrual loans as a % of total loans and leases	0.75%	1.00%	1.39%	2.04%	5.21%
Nonperforming assets ratio(4)	0.82	1.09	1.51	2.21	5.57

Allowance for loan and lease losses as % of:
Nonaccrual loans and leases	201%	189%	178%	161%	77%
Nonperforming assets	184	173	163	148	72

Allowance for credit losses as % of:
Nonaccrual loans and leases	221%	199%	187%	166%	80%
Nonperforming assets	202	182	172	153	74

(1)	December 31, 2013 and 2012, includes $75.5 and $60.1 million, respectively, of Chapter 7 bankruptcy NALs.
(2)	Represents impaired loans obtained from the Sky Financial acquisition. Held for sale loans are carried at the lower of cost or fair value less costs to sell.
(3)	Other nonperforming assets includes certain impaired investment securities.
(4)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.

The $93.6 million, or 21%, decline in NPAs compared with December 31, 2012, primarily reflected:

•

$53.7 million, or 42%, decline in CRE NALs, reflecting both NCO and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

•

$34.1 million, or 38%, decline in C&I NALs, reflecting both NCO and problem credit resolutions, including payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group. The decline was associated with loans throughout our footprint, with no specific industry concentration.

•	$7.6 million, or 76%, decrease in other NPAs, reflecting the redemption by the issuer of a non-performing security.

Partially offset by:

•	$6.7 million, or 11%, increase in home equity NALs, a function of the economic stresses still impacting a portion of our borrowers in the Home Equity portfolio.

Of the $130.0 million of CRE and C&I-related NALs at December 31, 2013, $50.3 million, or 39%, represented loans that were less than 30 days past due, demonstrating our continued commitment to proactive credit risk management.

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

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 14—Accruing Past Due Loans and Leases

	At December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Accruing loans and leases past due 90 days or more
Commercial and industrial(1)	$14,562	$26,648	$—	$—	$—
Commercial real estate(1)	39,142	56,660	—	—	—
Automobile	5,055	4,418	6,265	7,721	10,586
Residential mortgage (excluding loans guaranteed by the U.S. government)	2,469	2,718	45,198	53,983	78,915
Home equity	13,983	18,200	20,198	23,497	53,343
Other loans and leases	998	1,672	1,988	2,456	2,814

Total, excl. loans guaranteed by the U.S. government	76,209	110,316	73,649	87,657	145,658
Add: loans guaranteed by the U.S. government	87,985	90,816	96,703	98,288	101,616

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$164,194	$201,132	$170,352	$185,945	$247,274

Ratios:

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.18%	0.27%	0.19%	0.23%	0.40%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.20	0.22	0.25	0.26	0.28

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.38	0.49	0.44	0.49	0.68

(1)

2013 and 2012 amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 15—Accruing and Nonaccruing Troubled Debt Restructured Loans

	December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Troubled debt restructured loans—accruing:

Commercial and industrial	$83,857	$76,586	$54,007	$70,136	$59,215
Commercial real estate	204,668	208,901	249,968	152,496	97,834
Automobile	30,781	35,784	36,573	29,764	24,704
Home equity	188,266	110,581	52,224	37,257	25,357
Residential mortgage	305,059	290,011	309,678	328,411	229,470
Other consumer	1,041	2,544	6,108	9,565	2,810

Total troubled debt restructured loans—accruing	813,672	724,407	708,558	627,629	439,390
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	7,291	19,268	48,553	15,275	37,849
Commercial real estate	23,981	32,548	21,968	18,187	70,609
Automobile	6,303	7,823	—	—	—
Home equity	20,715	6,951	369	—	—
Residential mortgage	82,879	84,515	26,089	5,789	4,988
Other consumer	—	113	113	—	—

Total troubled debt restructured loans—nonaccruing	141,169	151,218	97,092	39,251	113,446

Total troubled debt restructured loans	$954,841	$875,625	$805,650	$666,880	$552,836

Our strategy is to structure commercial TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal from the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

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

TDRs in the home equity and residential mortgage portfolio will continue to increase for a time as we continue to appropriately manage the portfolio. Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR.

The following table reflects TDR activity for each of the past three years:

Table 16—Troubled Debt Restructured Loan Activity

(dollar amounts in thousands)	2013	2012	2011
TDRs, beginning of period	$875,625	$805,650	$666,880
New TDRs(1)	611,556	597,425	583,439
Payments	(191,367)	(191,035)	(138,467)
Charge-offs	(29,897)	(81,115)	(37,341)
Sales	(11,164)	(13,787)	(54,715)
Refinanced to non-TDR	—	—	(40,091)
Transfer to OREO	(8,242)	(21,709)	(5,016)
Restructured TDRs—accruing(2)	(211,131)	(153,583)	(154,945)
Restructured TDRs—nonaccruing(2)	(26,772)	(63,080)	(47,659)
Other	(53,767)	(3,141)	33,565

TDRs, end of period	$954,841	$875,625	$805,650

(1)	2013 includes a $46,031 thousand reduction of home equity TDRs incorrectly reflected as new TDRs in the 2013 first quarter. 2013 and 2012 includes $78.4 million and $79.5 million, respectively, of Chapter 7 bankruptcy loans.
(2)	Represents existing TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

Our total credit reserve is comprised of two components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures multiplied by an applicable funding expectation.

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in 2013 was $90.0 million, compared with $147.4 million in 2012.

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

In 2013, we implemented an enhanced commercial risk rating system and ACL calculation process. In addition, we enhanced some of our qualitative assessments, specifically around the impact of the prevailing economic conditions. These enhancements had an immaterial impact on the overall credit reserve and the overall decline in the ACL was primarily due to an improvement in underlying credit quality across the portfolio. The portfolio level changes are more fully described below.

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks remain strong.

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 17—Summary of Allowance for Credit Losses and Related Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Allowance for loan and lease losses, beginning of year	$769,075	$964,828	$1,249,008	$1,482,479	$900,227
Loan and lease charge-offs
Commercial:
Commercial and industrial	(45,904)	(101,475)	(134,385)	(316,771)	(525,262)
Commercial real estate:
Construction	(9,585)	(12,131)	(42,012)	(116,428)	(196,148)
Commercial	(59,927)	(105,920)	(140,747)	(187,567)	(500,534)

Commercial real estate	(69,512)	(118,051)	(182,759)	(303,995)	(696,682)

Total commercial	(115,416)	(219,526)	(317,144)	(620,766)	(1,221,944)

Consumer:
Automobile	(23,912)	(26,070)	(33,593)	(46,308)	(76,141)
Home equity	(98,184)	(124,286)	(109,427)	(140,831)	(110,400)
Residential mortgage	(34,236)	(52,228)	(65,069)	(163,427)	(111,899)
Other consumer	(34,568)	(33,090)	(32,520)	(32,575)	(40,993)

Total consumer	(190,900)	(235,674)	(240,609)	(383,141)	(339,433)

Total charge-offs	(306,316)	(455,200)	(557,753)	(1,003,907)	(1,561,377)

Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	29,514	37,227	44,686	61,839	37,656
Commercial real estate:
Construction	3,227	4,090	10,488	7,420	3,442
Commercial	41,431	35,532	24,170	21,013	10,509

Total commercial real estate	44,658	39,622	34,658	28,433	13,951

Total commercial	74,172	76,849	79,344	90,272	51,607

Consumer:
Automobile	13,375	16,628	18,526	19,736	19,809
Home equity	15,921	7,907	7,630	1,458	4,224
Residential mortgage	7,074	4,305	8,388	10,532	1,697
Other consumer	7,108	7,049	6,776	7,435	7,453

Total consumer	43,478	35,889	41,320	39,161	33,183

Total recoveries	117,650	112,738	120,664	129,433	84,790

Net loan and lease charge-offs	(188,666)	(342,462)	(437,089)	(874,474)	(1,476,587)

Provision for loan and lease losses	67,797	155,193	167,730	641,299	2,069,931
Allowance for assets sold and securitized or transferred to loans held for sale	(336)	(8,484)	(14,821)	(296)	(11,092)

Allowance for loan and lease losses, end of year	647,870	769,075	964,828	1,249,008	1,482,479

Allowance for unfunded loan commitments, beginning of year	40,651	48,456	42,127	48,879	44,139
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	22,248	(7,805)	6,329	(6,752)	4,740

Allowance for unfunded loan commitments, end of year	62,899	40,651	48,456	42,127	48,879

Allowance for credit losses, end of year	$710,769	$809,726	$1,013,284	$1,291,135	$1,531,358

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 18—Allocation of Allowances for Credit Losses (1)

	At December 31,
(dollar amounts in thousands)	2013		2012		2011		2010		2009
Commercial:
Commercial and industrial	$265,801	41%	$241,051	42%	$275,367	38%	$340,614	34%	$492,205	35%
Commercial real estate	162,557	11	285,369	14	388,706	14	588,251	18	751,875	21

Total commercial	428,358	52	526,420	56	664,073	52	928,865	52	1,244,080	56
Consumer:
Automobile	31,053	15	34,979	11	38,282	11	49,488	15	57,951	9
Home equity	111,131	19	118,764	20	143,873	21	150,630	20	102,039	21
Residential mortgage	39,577	12	61,658	12	87,194	13	93,289	12	55,903	12
Other loans	37,751	2	27,254	1	31,406	3	26,736	1	22,506	2

Total consumer	219,512	48	242,655	44	300,755	48	320,143	48	238,399	44

Total allowance for loan and lease losses	647,870	100%	769,075	100%	964,828	100%	1,249,008	100%	1,482,479	100%

Allowance for unfunded loan commitments	62,899		40,651		48,456		42,127		48,879

Total allowance for credit losses	$710,769		$809,726		$1,013,284		$1,291,135		$1,531,358

Total allowance for loan and leases losses as % of:
Total loans and leases		1.50%		1.89%		2.48%		3.28%		4.03%
Nonaccrual loans and leases		201		189		178		161		77
Nonperforming assets		184		173		163		148		72

Total allowance for credit losses as % of:
Total loans and leases		1.65%		1.99%		2.60%		3.39%		4.16%
Nonaccrual loans and leases		221		199		187		166		80
Nonperforming assets		202		182		172		153		74

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The C&I ACL increased $24.8 million compared with December 31, 2012, primarily due to the enhancements to the risk rating system and assumptions regarding the unfunded portion of loan commitments. The CRE ACL decreased $122.8 million compared with December 31, 2012, due to the impact of incorporating the current collateral value in the calculation of the expected loss in addition to a property type analysis. This provides a more specific assessment of the potential Loss Given Default. The current portfolio management practices focus on increasing borrower equity in the projects, and recent underwriting includes meaningfully lower LTV. The December 31, 2013, CRE ACL covers NALs by more than two times and represents 13 quarters of the average 4 quarter charge-off level. The decrease associated with the auto portfolio is based on the continued positive performance metrics and the high quality origination strategy. The home equity ALLL increased slightly as the junior-lien lien component remains the riskiest portion of the portfolio. The residential mortgage portfolio ALLL declined, consistent with the improving credit quality metrics. The ALLL for the other consumer portfolio is consistent with expectations given the increasing level of overdraft exposure. The reduction in the ACL, compared with December 31, 2012, is primarily a function of the decline in the CRE portfolio.

Compared with December 31, 2012, the AULC increased $22.2 million, primarily reflecting the impact of an enhanced assessment of the unfunded commercial exposure.

The ACL to total loans declined to 1.65% at December 31, 2013, compared to 1.99% at December 31, 2012. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values over the past several years has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Recently, real estate values have begun to slowly rise from their 2007 levels in our primary markets.

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

The following table reflects NCO detail for each of the last five years:

Table 19—Net Loan and Lease Charge-offs

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$16,390	$64,248	$89,699	$254,932	$487,606
Commercial real estate:
Construction	6,358	8,041	31,524	109,008	192,706
Commercial	18,496	70,388	116,577	166,554	490,025

Total commercial real estate	24,854	78,429	148,101	275,562	682,731

Total commercial	41,244	142,677	237,800	530,494	1,170,337

Consumer:
Automobile	10,537	9,442	15,067	26,572	56,332
Home equity	82,263	116,379	101,797	139,373	106,176
Residential mortgage	27,162	47,923	56,681	152,895	110,202
Other consumer	27,460	26,041	25,744	25,140	33,540

Total consumer	147,422	199,785	199,289	343,980	306,250

Total net charge-offs	$188,666	$342,462	$437,089	$874,474	$1,476,587

Net charge-offs ratio: (1)
Commercial:
Commercial and industrial	0.10%	0.40%	0.66%	2.05%	3.71%
Commercial real estate:
Construction	1.10	1.38	5.33	9.95	10.37
Commercial	0.42	1.35	2.08	2.72	6.71

Commercial real estate	0.49	1.36	2.39	3.81	7.46

Total commercial	0.19	0.66	1.20	2.70	5.25

Consumer:
Automobile	0.19	0.21	0.26	0.54	1.59
Home equity	0.99	1.40	1.28	1.84	1.40
Residential mortgage	0.52	0.92	1.20	3.42	2.43
Other consumer	6.30	5.72	4.85	3.80	4.65

Total consumer	0.75	1.08	1.05	1.95	1.87

Net charge-offs as a % of average loans	0.45%	0.85%	1.12%	2.35%	3.82%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the updated risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs.

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

2013 versus 2012

C&I NCOs decreased $47.9 million, or 74%, primarily reflecting credit quality improvement in the underlying portfolio, as well as our on-going proactive credit management practices. Also, 2013 included significant recoveries from prior year charge-offs.

CRE NCOs decreased $53.6 million, or 68%, reflecting both a reduction in loss events and significant recoveries during 2013. This performance is consistent with our expectations for the portfolio, as some degree of quarterly volatility is expected given the low absolute levels of NCOs in the portfolio. There was no concentration in either geography or project type.

Automobile NCOs increased $1.1 million, or 12%. The relatively low levels of NCOs reflected the continued high credit quality of originations and a strong resale market for used vehicles. The slight increasing trend was expected given the absolute low levels achieved in 2012.

Home equity NCOs decreased $34.1 million, or 29%, primarily reflecting improved delinquency rates and fewer significant dollar size losses compared to the prior year. The impact from the Chapter 7 bankruptcy treatment decision inflated the 2012 results, with an additional lesser impact in 2013. Absent the Chapter 7 bankruptcy impact, the improvement would have been 15% year over year.

Residential mortgage NCOs declined $20.8 million, or 43%, and reflected improvement in the overall housing market compared to the prior year.

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

Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks, and yield curve twists. EVE analysis measures the market value of assets minus the market value of liabilities and the change in this value as rates change.

Table 20—Interest Sensitive Earnings at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

December 31, 2013	-0.4%	0.2%	0.0%

The ISE results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The ISE analysis reported at December 31, 2013, shows that Huntington’s earnings are not significantly sensitive to changes in interest rates. Due to an increase in the amount of fixed rate assets, consisting primarily of indirect auto loans and fixed rate securities, the amount of asset sensitivity declined through the year. The scenarios above also include the impact of market rate changes on the duration of fixed-rate mortgage-related assets, which extend as rates rise and reduce asset sensitivity. As interest rates rise, the net earnings from our interest rate swaps declines faster under the +200 than +100 basis point scenario resulting in lower asset sensitivity as shown above.

Table 21—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

December 31, 2013	0.6%	-3.9%	-9.3%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE at risk reported at December 31, 2013, shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Compared to recent periods, the EVE results for December 31, 2013, reflect the impact of additional mortgage-backed securities, which were added to increase the amount of highly liquid assets in our investment portfolio, and higher market rates.

MSR

(This section should be read in conjunction with Note 6 of the Notes to the Consolidated Financial Statements.)

At December 31, 2013 we had a total of $162.3 million of capitalized MSRs representing the right to service $15.2 billion in mortgage loans. Of this $162.3 million, $34.2 million was recorded using the fair value method and $128.1 million was recorded using the amortization method.

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

MSRs recorded using the amortization method generally relate to loans originated with historically low interest rates, resulting in a lower probability of prepayments and, ultimately, impairment. MSR assets are included in accrued income and other assets in the Consolidated Financial Statements.

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

Our available-for-sale and other securities portfolio is comprised of various financial instruments. At December 31, 2013, our available-for-sale and other securities portfolio totaled $7.3 billion, a decrease of $0.3 billion from 2012. The duration of the portfolio increased by 1.3 years to 4.2 years.

The composition and maturity of the portfolio is presented on the following two tables:

Table 22—Available-for-sale and other securities Portfolio Summary at Fair Value

	At December 31,
(dollar amounts in thousands)	2013	2012	2011
U.S. Government backed agencies	$3,937,713	$4,676,607	$5,253,640
Other	3,371,040	2,889,568	2,824,374

Total available-for-sale and other securities	$7,308,753	$7,566,175	$8,078,014

Duration in years (1)	4.2	2.9	3.1

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 23—Available-for-sale and other securities Portfolio Composition and Maturity

	At December 31, 2013
	Amortized
(dollar amounts in thousands)	Cost	Fair Value	Yield (1)
U.S. Treasury:
Under 1 year	$50,793	$51,086	1.01%
1-5 years	507	516	1.94
6-10 years	—	—	—
Over 10 years	1	2	—

Total U.S. Treasury	51,301	51,604	1.02

Federal agencies: mortgage-backed securities

Under 1 year	16,548	16,607	1.93
1-5 years	164,794	166,946	1.97
6-10 years	440,116	443,456	2.51
Over 10 years	2,940,986	2,939,212	2.38

Total Federal agencies: mortgage-backed securities	3,562,444	3,566,221	2.38

Other agencies:
Under 1 year	2,833	2,880	3.15
1-5 years	291,726	297,510	1.56
6-10 years	19,318	19,498	2.23
Over 10 years	—	—	—

Total other Federal agencies	313,877	319,888	1.62

Total U.S. Government backed agencies	3,927,622	3,937,713	2.30

Municipal securities:
Under 1 year	191,788	190,762	2.18
1-5 years	206,719	211,916	3.11
6-10 years	556,873	554,772	2.84
Over 10 years	184,883	188,542	3.82

Total municipal securities	1,140,263	1,145,992	2.94

Private label CMO:
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	1,997	2,089	5.98
Over 10 years	49,241	47,015	2.45

Total private label CMO	51,238	49,104	2.59

Asset-backed securities:
Under 1 year	—	—	—
1-5 years	434,825	438,156	1.90
6-10 years	260,354	260,880	1.96
Over 10 years	477,105	392,004	2.04

Total asset-backed securities	1,172,284	1,091,040	1.97

Covered bonds:
Under 1 year	—	—	—
1-5 years	280,595	285,874	1.75
6-10 years	—	—	—
Over 10 years	—	—	—

Total covered bonds	280,595	285,874	1.75

Corporate debt:
Under 1 year	903	916	3.49
1-5 years	283,079	292,989	3.42
6-10 years	161,398	152,608	2.79
Over 10 years	10,113	10,727	4.85

Total corporate debt	455,493	457,240	3.23

Other:
Under 1 year	500	500	1.43
1-5 years	3,399	3,327	2.42
6-10 years	—	—	NA
Over 10 years	—	—	NA
Nonmarketable equity securities (2)	320,991	320,992	4.97
Marketable equity securities (3)	16,522	16,971	NA

Total other	341,412	341,790	4.70

Total available-for-sale and other securities	$7,368,907	$7,308,753	2.51%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.
(2)	Consists of FHLB and FRB restricted stock holding carried at par.
(3)	Consists of certain mutual fund and equity security holdings.

Investment securities portfolio

The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 4 and Note 5 of the Notes to Consolidated Financial Statements. Particularly regarding the MBS and ABS, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 24—Expected life of investment securities

	December 31, 2013
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$588,909	$585,794	$—	$—
1—5 years	3,480,761	3,538,852	327,407	326,775
6—10 years	2,591,270	2,543,659	3,509,260	3,434,122
Over 10 years	370,454	302,486	—	—
Other securities	337,513	337,962	—	—

Total	$7,368,907	$7,308,753	$3,836,667	$3,760,897

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2013, these core deposits funded 76% of total assets (105% of total loans). At December 31, 2013, total core deposits represented 95% of total deposits, relatively unchanged from prior year-end.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $1.1 billion from the prior year, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $19.3 million and $17.2 million at December 31, 2013 and 2012, respectively.

The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2013.

Table 25—Maturity Schedule of time deposits, brokered deposits, and negotiable CDs

	December 31, 2013
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$248	$1,345	$68	$193	$1,854
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$263	$1,358	$91	$216	$1,928

The following table reflects deposit composition detail for each of the last five years:

Table 26—Deposit Composition

	At December 31,
(dollar amounts in millions)	2013		2012		2011		2010		2009
By Type
Demand deposits—noninterest-bearing	$13,650	29%	$12,600	27%	$11,158	26%	$7,217	17%	$6,907	17%
Demand deposits—interest-bearing	5,880	12	6,218	13	5,722	13	5,469	13	5,890	15
Money market deposits	17,213	36	14,691	32	13,117	30	13,410	32	9,485	23
Savings and other domestic deposits	4,871	10	5,002	11	4,698	11	4,643	11	4,652	11
Core certificates of deposit	3,723	8	5,516	12	6,513	15	8,525	20	10,453	26

Total core deposits	45,337	95	44,027	95	41,208	95	39,264	93	37,387	92
Other domestic deposits of $250,000 or more	274	1	354	1	390	1	675	2	652	2
Brokered deposits and negotiable CDs	1,580	3	1,594	3	1,321	3	1,532	4	2,098	5
Deposits in foreign offices	316	1	278	1	361	1	383	1	357	1

Total deposits	$47,507	100%	$46,253	100%	$43,280	100%	$41,854	100%	$40,494	100%

Total core deposits:
Commercial	$19,982	44%	$18,358	42%	$16,366	40%	$12,476	32%	$11,368	30%
Personal	25,355	56	25,669	58	24,842	60	26,788	68	26,019	70

Total core deposits	$45,337	100%	$44,027	100%	$41,208	100%	$39,264	100%	$37,387	100%

The following table reflects short-term borrowings detail for each of the last five years:

Table 27—Federal Funds Purchased and Repurchase Agreements

(dollar amounts in millions)	2013	2012	2011	2010	2009
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$549	$576	$1,434	$1,966	$851
Other short-term borrowings	4	14	7	75	25

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.15%	0.17%	0.19%	0.21%
Other short-term borrowings	2.59	1.98	2.74	0.53	1.17

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$787	$1,590	$2,431	$2,084	$1,095
Other short-term borrowings	19	26	86	108	54

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$692	$1,293	$2,009	$1,375	$903
Other short-term borrowings	8	17	46	70	30

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.08%	0.14%	0.16%	0.19%	0.21%
Other short-term borrowings	1.79	1.36	0.59	0.43	1.47

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. At December 31, 2013, total wholesale funding was $7.0 billion, an increase from $5.2 billion at December 31, 2012. The increase from prior year primarily relates to an increase in other long-term debt and FHLB borrowings, partially offset by a decrease in subordinated notes and short-term borrowings. The amounts included in wholesale funding at December 31, 2013, had a weighted average maturity of 2.95 years.

In August 2013, the Bank issued $350.0 million of senior notes at 99.865% of face value. The senior bank note issuances mature on August 2, 2016 and have a fixed coupon rate of 1.35%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

In November 2013, the Bank issued $500.0 million of senior notes at 99.979% of face value. The senior bank note issuances mature on November 20, 2016 and have a fixed coupon rate of 1.30%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

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

At December 31, 2013, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 28—Maturity Schedule of Commercial Loans

	December 31, 2013
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$4,640	$9,689	$3,265	$17,594	78%
Commercial real estate—construction	193	318	46	557	3
Commercial real estate—commercial	1,305	2,558	430	4,293	19

Total	$6,138	$12,565	$3,741	$22,444	100%

Variable-interest rates	$5,582	$10,057	$2,429	$18,068	81%
Fixed-interest rates	556	2,508	1,312	4,376	19

Total	$6,138	$12,565	$3,741	$22,444	100%

Percent of total	27%	56%	17%	100%

At December 31, 2013, AFS securities, with a fair value of $2.6 billion, were pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements.

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

At December 31, 2013 and December 31, 2012, the parent company had $1.0 billion and $0.9 billion, respectively, in cash and cash equivalents.

Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $41.5 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter. The Preferred A and B dividends are payable on April 15, 2014, to shareholders of record on April 1, 2014.

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company until December 31, 2013, without regulatory approval due to the deficit position of its undivided profits. We anticipate that the Bank will declare dividends to the holding company during the first half of 2014. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy cash demands for the next 18 months.

In August 2013, the parent company issued $400.0 million of senior notes at 99.8% of face value. The senior note issuances mature on August 2, 2018 and have a fixed coupon rate of 2.60%. The senior note issuances may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

On October 24, 2013, the OCC, U.S. Treasury, FRB, and the FDIC, issued an NPR regarding the implementation of a quantitative liquidity requirement consistent with the LCR standard established by the Basel Committee on Banking Supervision. The requirements are designed to promote the short term resilience of the liquidity risk profile of banks, to which it applies. Comments on the requirement could be submitted until January 31, 2014. If implemented as proposed, the requirement will likely cause some banks, including us, to purchase additional amounts of unencumbered, high quality liquid assets, which can easily be converted into cash.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. At December 31, 2013, we had $439.8 million of standby letters-of-credit outstanding, of which 84% were collateralized. Included in this $439.8 million are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At December 31, 2013 and December 31, 2012, we had commitments to sell residential real estate loans of $452.6 million and $849.8 million, respectively. These contracts mature in less than one year.

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 29—Contractual Obligations (1)

	December 31, 2013
(dollar amounts in millions)	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$40,839	$—	$—	$—	$40,839
Certificates of deposit and other time deposits	4,674	1,643	228	123	6,668
FHLB advances	1,800	—	1	7	1,808
Short-term borrowings	552	—	—	—	552
Other long-term debt	—	850	435	65	1,350
Subordinated notes	125	108	231	637	1,101
Operating lease obligations	49	90	77	189	405
Purchase commitments	114	131	43	5	293

(1)	Amounts do not include associated interest payments.

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

The tables below reflect activity in the representations and warranties reserve:

Table 30—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011	2010	2009
Reserve for representations and warranties, beginning of year	$28,588	$23,218	$20,171	5,916	$5,270
Assumed reserve for representations and warranties	—	—	—	7,000	—
Reserve charges	(12,513)	(10,628)	(8,711)	(9,012)	(2,516)
Provision for representations and warranties	5,952	15,998	11,758	16,267	3,162

Reserve for representations and warranties, end of year	$22,027	$28,588	$23,218	$20,171	$5,916

Table 31—Mortgage Loan Repurchase Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011	2010
Number of loans sold	22,240	26,345	22,146	28,744
Amount of loans sold (UPB)	$3,255,732	$4,105,243	$3,170,903	$4,309,247
Number of loans repurchased (1)	159	219	128	399
Amount of loans repurchased (UPB) (1)	$18,102	$29,123	$19,442	$61,754
Number of claims received	780	666	445	472
Successful dispute rate (2)	46%	46%	50%	31%
Number of make whole payments (3)	167	167	72	95
Amount of make whole payments (3)	$11,445	$9,432	$5,553	$7,679

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Capital

(This section should be read in conjunction with the Regulatory Matters section included in Part 1, Item 1 and Note 14 of the Notes to Consolidated Financial Statements.)

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy:

Table 32—Consolidated Capital Adequacy

	December 31,
(dollar amounts in millions)	2013	2012	2011	2010	2009
Consolidated capital calculations:
Common shareholders’ equity	$5,713	$5,404	$5,032	$4,618	$3,648
Preferred shareholders’ equity	386	386	386	363	1,688

Total shareholders’ equity	6,099	5,790	5,418	4,981	5,336
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(93)	(132)	(175)	(229)	(289)
Other intangible asset deferred tax liability(1)	33	46	61	80	101

Total tangible equity(2)	5,595	5,260	4,860	4,388	4,704
Preferred shareholders’ equity	(386)	(386)	(386)	(363)	(1,688)

Total tangible common equity(2)	$5,209	$4,874	$4,474	$4,025	$3,016

Total assets	$59,476	$56,153	$54,451	$53,820	$51,555
Goodwill	(444)	(444)	(444)	(444)	(444)
Other intangible assets	(93)	(132)	(175)	(229)	(289)
Other intangible asset deferred tax liability(1)	33	46	61	80	101

Total tangible assets(2)	$58,972	$55,623	$53,893	$53,227	$50,923

Tier 1 capital	$6,100	$5,741	$5,557	$5,022	$5,201
Preferred shareholders’ equity	(386)	(386)	(386)	(363)	(1,688)
Trust-preferred securities	(299)	(299)	(532)	(570)	(570)
REIT-preferred stock	—	(50)	(50)	(50)	(50)

Tier 1 common equity(2)	$5,415	$5,006	$4,589	$4,039	$2,893

Risk-weighted assets (RWA)	$49,690	$47,773	$45,891	$43,471	$42,816

Tier 1 common equity / RWA ratio(2)	10.90%	10.48%	10.00%	9.29%	6.76%
Tangible equity / tangible asset ratio(2)	9.49	9.46	9.02	8.24	9.24
Tangible common equity / tangible asset ratio(2)	8.83	8.76	8.30	7.56	5.92
Tangible common equity / RWA ratio(2)	10.48	10.20	9.75	9.26	7.04

(1)	Intangible assets are net of deferred tax liability and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.

Our Tier 1 common equity risk-based ratio improved 42 basis points to 10.90% at December 31, 2013, compared with 10.48% at December 31, 2012. This increase primarily reflected the increase in retained earnings, partially offset by the repurchase of 16.7 million common shares and the impacts related to increased risk-weighted assets.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past five years:

Table 33— Regulatory Capital Data

		At December 31,
(dollar amounts in millions)		2013	2012	2011	2010	2009
Total risk-weighted assets	Consolidated	$49,690	$47,773	$45,891	$43,471	$42,816
	Bank	49,609	47,676	45,651	43,281	43,149
Tier 1 risk-based capital	Consolidated	6,100	5,741	5,557	5,022	5,201
	Bank	5,682	5,003	4,245	3,683	2,873
Tier 2 risk-based capital	Consolidated	1,139	1,187	1,221	1,263	1,030
	Bank	838	1,091	1,508	1,866	1,907
Total risk-based capital	Consolidated	7,239	6,928	6,778	6,285	6,231
	Bank	6,520	6,094	5,753	5,549	4,780
Tier 1 leverage ratio	Consolidated	10.67%	10.36%	10.28%	9.41%	10.09%
	Bank	9.97	9.05	7.89	6.97	5.59
Tier 1 risk-based capital ratio	Consolidated	12.28	12.02	12.11	11.55	12.15
	Bank	11.45	10.49	9.30	8.51	6.66
Total risk-based capital ratio	Consolidated	14.57	14.50	14.77	14.46	14.55
	Bank	13.14	12.78	12.60	12.82	11.08

The increase in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2012, primarily reflected an increase in retained earnings, partially offset by the repurchase of 16.7 million common shares and the impacts related to the payments of dividends.

Shareholders’ Equity

We generate shareholders’ equity primarily through earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.1 billion at December 31, 2013, representing a $0.3 billion, or 5%, increase compared with December 31, 2012, primarily due to an increase in retained earnings.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On January 16, 2014, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on April 1, 2014. Also, cash dividends of $0.05, $0.05, $0.05 and $0.04 per common share were declared on October 17, 2013, July 18, 2013, April 17, 2013 and January 17, 2013, respectively. Our 2013 capital plan to the FRB included the continuation of our current common dividend through the 2014 first quarter.

On January 16, 2014, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on April 1, 2014. Cash dividends of $21.25 per share were also declared on October 17, 2013, July 18, 2013, April 17, 2013 and January 17, 2013

On January 16, 2014, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.35 per share. The dividend is payable on April 1, 2014. Also, cash dividends of $7.36, $7.42, $7.44 and $7.51 per share were declared on October 17, 2013, July 18, 2013, April 17, 2013 and January 17, 2013, respectively.

Share Repurchases

From time to time the board of directors authorizes the Company to repurchase shares of our common stock. Although we announce when the board of directors authorizes share repurchases, we do not give any public notice before we repurchase our shares. Future stock repurchases may be private or open-market repurchases, including block transactions, accelerated or delayed block transactions, forward transactions, and similar transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for employee benefit plans and acquisitions, market conditions (including the trading price of our stock), and regulatory and legal considerations, including the FRB’s response to our capital plan.

Our board of directors has authorized a share repurchase program consistent with our capital plan of the potential repurchase of up to $227.0 million of common stock. During 2013, we repurchased 16.7 million common shares at a weighted average share price of $7.46. Huntington has the ability to repurchase up to $136 million of additional shares of common stock through the first quarter of 2014. We intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions.

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

Funds Transfer Pricing (FTP)

We use an active and centralized FTP methodology to attribute appropriate income to the business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury / Other function where it can be centrally monitored and managed. The Treasury / Other function charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities).

Net Income by Business Segment

The segregation of net income by business segment for the past three years is presented in the following table:

Table 34—Net Income by Business Segment

	Year ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Retail and Business Banking	$67,895	$89,183	$175,395
Regional and Commercial Banking	117,720	129,112	109,846
AFCRE	202,901	201,203	186,151
WGH	64,748	93,534	25,883
Treasury / Other	185,477	127,990	45,338

Net income	$638,741	$641,022	$542,613

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

The $57.5 million, or 45%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above. The FTP process produced increased net income for Treasury/Other as the sustained low market interest rate environment, combined with a shift in funding mix to include additional wholesale sources, resulted in lower FTP credits paid to the business segments.

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

CONSUMER OCR PERFORMANCE

For consumer OCR performance there are three key performance metrics: (1) the number of checking account households, (2) the number of product penetration per consumer checking household, and (3) the revenue generated from the consumer households of all business segments.

The growth in consumer checking account number of households is a result of both new sales of checking accounts and improved retention of existing checking account households. The overall objective is to grow the number of households, along with an increase in product penetration.

We use the checking account since it typically represents the primary banking relationship product. We count additional services by type, not number of services. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing four or more services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-3 services per consumer checking account household, while increasing the percentage of those with 4 or more services. Since we have made significant strides toward having the vast majority of our customers with 4+ services, during the 2013 second quarter, we changed our measurement to 6+ services. We are holding ourselves to a higher performance standard.

The following table presents consumer checking account household OCR metrics:

Table 35—Consumer Checking Household OCR Cross-sell Report

	Year ended December 31
	2013	2012
Number of households	1,324,971	1,228,812
Product Penetration by Number of Services
1 Service	3.0%	3.1%
2-3 Services	19.2	18.6
4-5 Services	30.2	31.1
6+ Services	47.6	47.2
Total revenue (in millions)	$948.1	$983.4

Our emphasis on cross-sell, coupled with customers increasingly being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6+ services at the end of 2013 was 47.6%, up from 47.2% at the end of last year. For 2013, consumer checking account households grew 8%. Total consumer checking account household revenue in 2013 was $948.1 million, down $35.3 million, or 4%, from 2012. Household revenue was negatively impacted by the February 2013 implementation of a new posting order for consumer transactions.

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

The commercial relationship is defined as a business banking or commercial banking customer with a checking account relationship. We use this metric because we believe that the checking account anchors a business relationship and creates the opportunity to increase our cross-sell. Multiple sales of the same type of service are counted as one service, the same as consumer.

The following table presents commercial relationship OCR metrics:

Table 36—Commercial Relationship OCR Cross-sell Report

	Year ended December 31,
	2013	2012	2011
Commercial Relationships	159,716	151,083	138,357

Product Penetration by Number of Services
1 Service	21.1%	24.6%	28.4%
2-3 Services	41.4	40.4	40.2
4+ Services	37.5	35.0	31.4

Total revenue (in millions)	$738.5	$724.4	$675.2

By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships utilizing 4 or more services at the end of 2013 was 37.5%, up from 35.0% from the prior year. For 2013, commercial relationships grew 6%. Total commercial relationship revenue in 2013 was $738.5 million, up $14.1 million, or 2%, from 2012.

Retail and Business Banking

Table 37—Key Performance Indicators for Retail and Business Banking

			Change from 2012
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent	2011
Net interest income	$813,871	$870,146	$(56,275)	(6)%	$932,385
Provision for credit losses	137,898	136,061	1,837	1	120,018
Noninterest income	392,797	385,498	7,299	2	405,265
Noninterest expense	964,316	982,378	(18,062)	(2)	947,794
Provision for income taxes	36,559	48,022	(11,463)	(24)	94,443

Net income	$67,895	$89,183	$(21,288)	(24)%	$175,395

Number of employees (average full-time equivalent)	5,220	5,084	136	3%	4,971
Total average assets (in millions)	$14,408	$14,307	$101	1	$13,453
Total average loans/leases (in millions)	12,699	12,697	2	—	12,041
Total average deposits (in millions)	28,323	28,070	253	1	28,507
Net interest margin	2.89%	3.11%	(0.22)%	(7)	3.26%
NCOs	$125,468	$158,577	$(33,109)	(21)	$170,199
NCOs as a % of average loans and leases	0.99%	1.25%	(0.26)%	(21)	1.41%
Return on average common equity	4.7	6.3	(1.6)	(25)	12.4

2013 vs. 2012

Retail and Business Banking reported net income of $67.9 million in 2013. This was a decrease of $21.3 million, or 24%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	22 basis point decrease in net interest margin, primarily due to a 24 basis point decline in deposit spreads resulting from declining rates and reduced FTP rates.

Partially offset by:

•	$0.3 billion, or 1%, increase in total average deposit balances.

•	6 basis points increase in loan spreads, primarily due to a reduction in FTP rates assigned to loans.

The increase in total average deposits from the year-ago period reflected:

•	$1.1 billion, or 15%, increase in money market deposits.

•	$0.7 billion, or 7%, increase in total demand deposits.

Partially offset by:

•	$1.6 billion, or 27%, decrease in core certificate of deposits, primarily due to the continued focus on product mix in reducing the overall cost of deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	$1.8 million, or 1%, increase, primarily due to growth of the new consumer credit card balances.

The increase in noninterest income from the year-ago period reflected:

•

$12.3 million, or 6%, increase in deposit service charge income, primarily due to strong household and account growth, offsetting a $27.5 million reduction in service charge revenue that resulted from our change in check posting order early in 2013.

•	$10.3 million, or 13%, increase in electronic banking income, primarily due to strong consumer household growth combined with increased consumer debit card activity.

Partially offset by:

•	$10.0 million, or 17%, decrease in fee share revenue, primarily related to mortgage banking.

•	$0.9 million, or 6%, decrease in gain on sale of loans.

The decrease in noninterest expense from the year-ago period reflected:

•

$15.0 million, or 7%, decrease in personnel expenses in the branch network, primarily due to franchise repositioning expense initiatives. In 2013, we continued initiatives to improve teller efficiency and install new deposit automation ATM’s.

•	$11.9 million, or 20%, reduction in marketing expense, primarily due to lower levels of advertising and reduced promotional offers.

•	$4.2 million, or 13%, reduction in amortization of intangibles.

•	$4.0 million, or 51%, reduction in professional services, primarily due to a decrease in outside consultant expenses and legal services related to collections.

Partially offset by:

•	$21.1 million, or 5%, increase in other expenses, primarily due to an increase in allocated overhead.

2012 vs. 2011

Retail and Business Banking reported net income of $89.2 million in 2012, compared with a net income of $175.4 million in 2011. The $86.2 million decrease included a $62.2 million, or 7%, decrease in net interest income, a $34.6 million, or 4%, increase in noninterest expense, a $19.8 million, or 5%, decrease in noninterest income, and a $16.0 million, or 13%, decrease in the provision for credit losses, partially offset by a $46.4 million, or 49%, decrease in the provision for income taxes.

Regional and Commercial Banking

Table 38—Key Performance Indicators for Regional and Commercial Banking

			Change from 2012
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent	2011
Net interest income	$276,480	$273,869	$2,611	1%	$244,392
Provision for credit losses	16,982	10,689	6,293	59	11,013
Noninterest income	140,639	138,454	2,185	2	127,315
Noninterest expense	219,029	203,000	16,029	8	191,701
Provision for income taxes	63,388	69,522	(6,134)	(9)	59,147

Net income	$117,720	$129,112	$(11,392)	(9)%	$109,846

Number of employees (average full-time equivalent)	668	630	38	6%	592
Total average assets (in millions)	$12,008	$10,961	$1,047	10	$9,283
Total average loans/leases (in millions)	11,185	10,076	1,109	11	8,326
Total average deposits (in millions)	5,871	5,324	547	10	3,882
Net interest margin	2.59%	2.80%	(0.21)%	(8)	2.95%
NCOs	$(2,927)	$35,217	$(38,144)	(108)	$39,568
NCOs as a % of average loans and leases	(0.03)%	0.35%	(0.38)%	(109)	0.48%
Return on average common equity	10.6	14.8	(4.2)	(28)	15.1

2013 vs. 2012

Regional and Commercial Banking reported net income of $117.7 million in 2013. This was a decrease of $11.4 million, or 9%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.1 billion, or 11%, increase in total average loans and leases.

•	$0.5 billion, or 10%, increase in average total deposits.

Partially offset by:

•	21 basis point decrease in the net interest margin, primarily due to compressed deposit spreads resulting from declining rates and reduced FTP rates.

The increase in total average loans and leases from the year-ago period reflected:

•

$0.4 billion, or 18%, increase in the equipment finance portfolio average balance, primarily due to our focus on developing vertical strategies in business aircraft, rail industry, lender finance, municipal, and syndications.

•

$0.4 billion, or 39%, increase in the healthcare portfolio average balance, primarily due to a strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•

$0.3 billion, or 7%, in the middle market portfolio average balance, primarily in our major metro markets overcoming a $0.1 billion, or 4%, reduction in the funded balances of lines of credit due to a reduction in the average utilization rate.

The increase in total average deposits from the year-ago period reflected:

•

$0.5 billion, or 10%, increase in core deposits, primarily due to a $0.3 billion, or 14%, increase in money market account deposits and a $0.2 billion, or 8%, increase in noninterest-bearing demand deposits. Regional and Commercial Banking initiated a strategic focus to gain a deeper share of wallet with certain key relationships. This focus was specifically targeted to liquidity solutions for these customers and resulted in significant deposit growth. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.4 billion of the balance growth, while large corporate accounts contributed $0.1 billion.

The increase in the provision for credit losses from the year-ago period reflected:

•

Provision expense increased, as a result of our enhanced commercial risk rating system that increases the granularity of the risk ratings resulting in an increase in the portfolio risk rating profile. However, there was a net reduction in loss given default rates within the C&I portfolio due to the incorporation of current collateral values in the risk determination process.

Partially offset by:

•	A continued improvement in the credit quality of the portfolio, as evidenced by a 38 basis point reduction in NCOs and a $23 million, or 59% decline in non-performing assets.

The increase in noninterest income from the year-ago period reflected:

•	$6.3 million, or 25%, increase in commitment and other loan fees, primarily due to increased syndications activity.

•	$1.1 million, or 100%, increase in the sale of Huntington Investment Company related products.

Partially offset by:

•	$4.1 million, or 10%, decrease in deposit service charge income and other Treasury Management related revenue, primarily due to the impact of earnings credits by our customers.

•

$1.8 million, or 4%, decrease in capital markets related income attributed to a $3.3 million, or 15%, decrease in sales of customer interest rate protection products, partially offset by a $1.0 million, or 9% increase in foreign exchange revenue.

The increase in noninterest expense from the year-ago period reflected:

•	$7.2 million, or 31%, increase in allocated overhead.

•	$6.5 million, or 6%, increase in personnel costs, primarily due to our strategic investments in our core footprint markets, vertical strategies, and product capabilities.

•	$2.7 million, or 31%, increase in outside data processing and other services, primarily due to Treasury Management products and services, such as the new Commercial Card product implemented in 2013.

•

$1.1 million, or 35%, increase in equipment expense, primarily due to the increased deployment of Treasury Management remote deposit capture units, as well as investments in a Treasury Management payables project, commodities system, and syndications system.

Partially offset by:

•

$2.4 million, or 22%, decrease in credit administration related expenses, reflecting the continued improvement in the commercial loan portfolio, as evidenced by a 41% reduction in the average balance of the SAD portfolio compared to the year ago period.

2012 vs. 2011

Regional and Commercial Banking reported net income of $129.1 million in 2012, compared with a net income of $109.8 million in 2011. The $19.3 million increase included a $29.5 million, or 12%, increase in net interest income, a $11.1 million, or 9%, increase in noninterest income, and a $0.3 million, or 3%, decrease in the provision for credit losses, partially offset by a $11.3 million, or 6%, increase in noninterest expense.

Automobile Finance and Commercial Real Estate

Table 39—Key Performance Indicators for Automobile Finance and Commercial Real Estate

			Change from 2012
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent	2011
Net interest income	$356,488	$356,442	$46	—%	$364,449
Provision for credit losses	(71,312)	(22,962)	(48,350)	211	(8,939)
Noninterest income	34,099	84,619	(50,520)	(60)	77,623
Noninterest expense	149,744	154,480	(4,736)	(3)	164,626
Provision for income taxes	109,254	108,340	914	1	100,234

Net income	$202,901	$201,203	$1,698	1%	$186,151

Number of employees (average full-time equivalent)	270	271	(1)	—%	278
Total average assets (in millions)	$12,654	$12,424	$230	2	$13,025
Total average loans/leases (in millions)	12,062	11,380	682	6	12,985
Total average deposits (in millions)	992	889	103	12	786
Net interest margin	2.81%	2.84%	(0.03)%	(1)	2.74%
NCOs	$31,970	$80,244	$(48,274)	(60)	$153,715
NCOs as a % of average loans and leases	0.27%	0.71%	(0.44)%	(62)	1.18%
Return on average common equity	38.2	33.9	4.3	13	27.3

2013 vs. 2012

AFCRE reported net income of $202.9 million in 2013. This was an increase of $1.7 million, or 1%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.7 billion, or 6%, increase in average loans and leases.

Partially offset by:

•	$0.6 billion, or 78%, decrease in average loans held for sale related to automobile loan securitization activities.

•	3 basis point decrease in the net interest margin.

The increase in total average loans and leases from the year-ago period reflected:

•	A $1.2 billion, or 25%, increase in automobile loans. Indirect automobile loan originations totaled $4.2 billion, up 5% from 2012.

•	$0.2 billion, or 8%, increase in automobile floor plan and other commercial loans.

Partially offset by:

•	$0.6 billion, or 14%, decrease in commercial real estate loans.

The decrease in the reduction in allowance for credit losses from the year-ago period reflected:

•

A $48.3 million, or 60% decrease in net charge-offs, primarily due to a net overall improvement in the real estate market. The market improvement is reflected in both the number of defaults and the LGD rates, which are driven primarily by real estate recovery rates.

The decrease in noninterest income from the year-ago period reflected:

•

$42.4 million, or 100%, decrease in gains on sales of loans, primarily due to the securitization and sale totaling $2.5 billion of indirect auto loans during 2012, with no similar transactions occurring in 2013.

•	$8.2 million, or 80%, decrease in operating lease income, primarily due to the continued runoff of that portfolio as we exited that business at the end of 2008.

The decrease in noninterest expense from the year-ago period reflected:

•	$6.3 million, or 81%, decrease in operating lease expense, primarily due to the continued runoff of that portfolio.

2012 vs. 2011

AFCRE reported net income of $201.2 million in 2012, compared with a net income of $186.2 million in 2011. The $15.1 million increase included a $10.1 million, or 6%, decrease in noninterest expense, a $14.0 million, or 157%, decrease in the provision for credit losses, partially offset by a $8.0 million, or 2%, decrease in net interest income.

Wealth Advisors, Government Finance, and Home Lending

Table 40—Key Performance Indicators for Wealth Advisors, Government Finance, and Home Lending

			Change from 2012
(dollar amounts in thousands unless otherwise noted)	2013	2012	Amount	Percent	2011
Net interest income	$172,033	$192,681	$(20,648)	(11)%	$199,536
Provision for credit losses	6,477	23,600	(17,123)	(73)	51,967
Noninterest income	299,588	351,057	(51,469)	(15)	248,764
Noninterest expense	365,531	376,239	(10,708)	(3)	356,513
Provision for income taxes	34,865	50,365	(15,500)	(31)	13,937

Net income	$64,748	$93,534	$(28,786)	(31)%	$25,883

Number of employees (average full-time equivalent)	2,161	2,110	51	2%	2,090
Total average assets (in millions)	$7,516	$7,610	$(94)	(1)	$6,778
Total average loans/leases (in millions)	5,860	5,994	(134)	(2)	5,437
Total average deposits (in millions)	9,714	9,711	3	—	8,134
Net interest margin	1.75%	1.87%	(0.12)%	(6)	2.16%
NCOs	$27,415	$43,038	$(15,623)	(36)	$57,485
NCOs as a % of average loans and leases	0.47%	0.72%	(0.25)%	(35)	1.06%
Return on average common equity	9.0	12.8	(3.8)	(30)	3.8
Mortgage banking origination volume (in millions)	$4,418	$4,833	$(415)	(9)	$3,921
Noninterest income shared with other business segments(1)	39,357	46,744	(7,387)	(16)	42,761
Total assets under management (in billions)—eop	16.7	15.9	0.8	5	14.6
Total trust assets (in billions)—eop	80.9	73.9	7.0	9	59.3

eop—End of Period.

(1)	Amount is not included in noninterest income reported above.

2013 vs. 2012

WGH reported net income of $64.7 million in 2013. This was a decrease of $28.8 million, or 31%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	12 basis point decrease in the net interest margin, primarily due to compressed deposit spreads resulting from declining rates and reduced FTP rates.

•	$0.1 billion, or 2%, decrease in average loans and leases.

The decrease in provision for credit losses reflected:

•	$20.3 million, or 8%, decrease in delinquencies.

•	$15.4 million, or 10%, decrease in classified assets.

•	$15.6 million, or 36%, decline in NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$58.8 million, or 37%, decrease in mortgage banking income primarily due to lower production volumes, a higher percentage of mortgages retained on the balance sheet, and narrower spread on production.

Partially offset by:

•	$6.7 million, or 74%, increase in other income, primarily due to a gain on sale of certain Low Income Housing Tax Credit investments.

•	$1.2 million, or 14%, increase in service charges on deposit accounts, primarily due to increased fees related to several high check volume commercial accounts.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.7 million, or 5%, decrease in other expenses, primarily due to lower mortgage repurchase expense.

•	$3.9 million, or 11%, decrease in outside data processing and other services expense, as we continue to invest in technology supporting our products, services, and continuous improvement initiatives.

Partially offset by:

•	$1.9 million, or 1%, increase in personnel costs.

2012 vs. 2011

WGH reported net income of $93.5 million in 2012, compared with a net income of $25.9 million in 2011. The $67.6 million increase included a $102.3 million, or 41%, increase in noninterest income, a $28.4 million, or 55%, decrease in the provision for credit losses partially offset by a $19.7 million, or 6% increase in noninterest expense and a $6.9 million, or 3%, decrease in net interest income.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

In the 2013 fourth quarter, we reported net income of $157.8 million, a decrease of $9.5 million, or 6%, from the 2012 fourth quarter, as a $51.0 million, or 17%, decrease in noninterest income total revenue more than offset a $24.6 million, or 5%, decrease in noninterest expense and $15.1 million, or 38%, decrease in the provision for credit losses.

Table 41—Significant Items Influencing Earnings Performance Comparison

(dollar amounts in millions, except per share amounts)

	Impact(1)
Three Months Ended:	Amount	EPS(2)
December 31, 2013—GAAP net income	$157.8	$0.18
Franchise repositioning related expense(3)	(6.7)	(0.01)

December 31, 2012—GAAP net income	$167.3	$0.19

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.
(2)	After-tax. EPS is reflected on a fully diluted basis.
(3)	Pretax

Net Interest Income / Average Balance Sheet

FTE net interest income of $438.8 million was relatively unchanged from the year-ago quarter, reflecting a $2.3 billion, or 5%, increase in average earnings assets offset by a 17 basis point decrease in NIM.

The following table presents the $2.7 billion, or 7%, increase in average total loans and leases:

Table 42—Average Loans/Leases—2013 Fourth Quarter vs. 2012 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2013	2012	Amount	Percent
Average Loans/Leases
Commercial and industrial	$17,671	$16,507	$1,164	7%
Commercial real estate	4,904	5,473	(569)	(10)

Total commercial	22,575	21,980	595	3
Automobile	6,502	4,486	2,016	45
Home equity	8,346	8,345	1	—
Residential mortgage	5,331	5,155	176	3
Other consumer	385	431	(46)	(11)

Total consumer	20,564	18,417	2,147	12

Total loans/leases	$43,139	$40,397	$2,742	7%

The increase in average total loans and leases reflected:

•	$1.2 billion, or 7%, increase in average C&I loans and leases. This reflected the continued growth within the middle market healthcare vertical, equipment finance, and dealer floorplan.

•

$2.0 billion, or 45%, increase in average on balance sheet automobile loans, as the growth in originations, while below industry levels, remained strong and our investments in the Northeast and upper Midwest continued to grow as planned.

Partially offset by:

•

$0.6 billion, or 10%, decrease in average CRE loans, as acceptable returns for new originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

The following table details the $7.0 million, or less than 1%, increase in average total deposits:

Table 43—Average Deposits—2013 Fourth Quarter vs. 2012 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2013	2012	Amount	Percent
Average Deposits
Demand deposits: noninterest-bearing	$13,337	$13,121	$216	2%
Demand deposits: interest-bearing	5,755	5,843	(88)	(2)

Total demand deposits	19,092	18,964	128	1
Money market deposits	16,827	14,749	2,078	14
Savings and other domestic deposits	4,912	4,960	(48)	(1)
Core certificates of deposit	3,916	5,637	(1,721)	(31)

Total core deposits	44,747	44,310	437	1
Other deposits	2,027	2,457	(430)	(18)

Total deposits	$46,774	$46,767	$7	—%

The increase in average total deposits from the year-ago quarter reflected:

Average core certificates of deposit declined primarily due to the strategic focus on changing the funding sources to no-cost demand deposits and low-cost money market deposits. This strategy, along with a strategic focus on customer growth and increased share of wallet among both consumer and commercial customers resulted an increase in money market deposits.

Provision for Credit Losses

The provision for credit losses in the 2013 fourth quarter was $24.3 million, down $15.1 million, or 38%, from the year-ago quarter, reflecting a reduction of the ACL as a result of the improvement in the underlying credit quality of the loan portfolio. The 2013 fourth quarter provision for credit losses was $22.1 million less than total NCOs, reflecting the resolution of problem loans for which reserves had been previously established.

Noninterest Income

Table 44—Noninterest Income—2013 Fourth Quarter vs. 2012 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Service charges on deposit accounts	$69,992	$68,083	$1,909	3%
Mortgage banking income	24,327	61,711	(37,384)	(61)
Trust services	30,711	31,388	(677)	(2)
Electronic banking	24,251	21,011	3,240	15
Insurance income	15,556	17,268	(1,712)	(10)
Brokerage income	15,116	17,415	(2,299)	(13)
Bank owned life insurance income	13,816	13,767	49	—
Capital markets fees	12,332	12,918	(586)	(5)
Gain on sale of loans	7,144	20,690	(13,546)	(65)
Securities gains (losses)	1,239	863	376	44
Other income	32,144	32,537	(393)	(1)

Total noninterest income	$246,628	$297,651	$(51,023)	(17)%

Noninterest income decreased $51.0 million, or 17%, from the year-ago quarter, primarily reflecting a $37.4 million, or 61%, decrease in mortgage banking income and a $17 million automobile loan securitization gain in the year-ago quarter.

Noninterest Expense

(This section should be read in conjunction with Significant Item 2.)

Table 45—Noninterest Expense—2013 Fourth Quarter vs. 2012 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Personnel costs	$249,554	$253,952	$(4,398)	(2)%
Outside data processing and other services	51,071	48,699	2,372	5
Net occupancy	31,983	29,008	2,975	10
Equipment	28,775	26,580	2,195	8
Marketing	13,704	16,456	(2,752)	(17)
Deposit and other insurance expense	10,056	16,327	(6,271)	(38)
Amortization of intangibles	10,320	11,647	(1,327)	(11)
Professional services	11,567	22,514	(10,947)	(49)
Other expense	38,979	45,445	(6,466)	(14)

Total noninterest expense	$446,009	$470,628	$(24,619)	(5)%

Number of employees (average full-time equivalent)	11,765	11,789	(24)	—%

Noninterest expense decreased $24.6 million, or 5%, reflecting the Company’s continued disciplined expense management. The 2013 fourth quarter also included $6.7 million of franchise repositioning expense related to the consolidation of 22 branches, severance, and facilities optimization.

Provision for Income Taxes

The provision for income taxes in the 2013 fourth quarter was $49.1 million and $54.3 million in the 2012 fourth quarter. The effective tax rate in the 2013 fourth quarter was 23.7% compared to 24.5% in the 2012 fourth quarter. At December 31, 2013 and 2012 we had a net deferred tax asset of $137.6 million and $203.9 million, respectively.

Credit Quality

Credit quality performance in the 2013 fourth quarter reflected continued improvement in the overall loan portfolio relating to NCO activity, as well as in key credit quality metrics, including a 21% decline in NPAs.

NCOs

Total NCOs for the 2013 fourth quarter were $46.4 million, or an annualized 0.43% of average total loans and leases. NCOs in the year-ago quarter were $70.1 million, or an annualized 0.69%. These declines reflected improvement in the overall credit quality of the portfolio.

NALs

Total NALs were $322.1 million at December 31, 2013, and represented 0.75% of total loans and leases. This was down $85.6 million, or 21%, from $407.6 million, or 1.00%, of total loans and leases at the end of the year ago period. This decrease primarily reflected substantial improvement in the C&I and CRE portfolio, partially offset by an increase in consumer NALs resulting from Chapter 7 bankruptcy consumer loans.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

ACL as a percent of total loans and leases at December 31, 2013, was 1.65%, down from 1.99% at December 31, 2012. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

Table 46—Selected Quarterly Income Statement Data(1)

	2013
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$469,824	$462,912	$462,582	$465,319
Interest expense	39,175	38,060	37,645	41,149

Net interest income	430,649	424,852	424,937	424,170
Provision for credit losses	24,331	11,400	24,722	29,592

Net interest income after provision for credit losses	406,318	413,452	400,215	394,578
Total noninterest income	246,628	250,503	248,655	252,209
Total noninterest expense	446,009	423,336	445,865	442,793

Income before income taxes	206,937	240,619	203,005	203,994
Provision for income taxes	49,114	62,132	52,354	52,214

Net income	$157,823	$178,487	$150,651	$151,780
Dividends on preferred shares	7,965	7,967	7,967	7,970

Net income applicable to common shares	$149,858	$170,520	$142,684	$143,810

Common shares outstanding
Average—basic	830,590	830,398	834,730	841,103
Average—diluted(2)	842,324	841,025	843,840	848,708
Ending	830,963	830,145	829,675	838,758
Book value per common share	$6.88	$6.72	$6.51	$6.53
Tangible book value per common share(3)	6.27	6.10	5.88	5.91

Per common share
Net income—basic	$0.18	$0.21	$0.17	$0.17
Net income—diluted	0.18	0.20	0.17	0.17
Cash dividends declared	0.05	0.05	0.05	0.04

Common stock price, per share
High(4)	$9.73	$8.78	$7.96	$7.55
Low(4)	8.04	7.90	6.82	6.48
Close	9.65	8.26	7.87	7.37
Average closing price	8.98	8.45	7.46	7.07

Return on average total assets	1.09%	1.27%	1.08%	1.10%
Return on average common shareholders’ equity	10.5	12.3	10.4	10.7
Return on average tangible common shareholders’ equity(5)	12.1	14.1	12.0	12.4
Efficiency ratio(6)	63.7	60.6	64.0	63.3
Effective tax rate	23.7	25.8	25.8	25.6
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.58%	3.64%	3.68%	3.75%
Interest expense	0.30	0.30	0.30	0.33

Net interest margin(7)	3.28%	3.34%	3.38%	3.42%

Revenue—FTE
Net interest income	$430,649	$424,852	$424,937	$424,170
FTE adjustment	8,196	6,634	6,587	5,923

Net interest income(7)	438,845	431,486	431,524	430,093
Noninterest income	246,628	250,503	248,655	252,209

Total revenue (7)	$685,473	$681,989	$680,179	$682,302

Continued

Table 46—Selected Quarterly Income Statement, Capital, and Other Data—Continued(1)

Capital adequacy	2013
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$49,690	$48,687	$48,080	$47,937
Tier 1 leverage ratio	10.67%	10.85%	10.64%	10.57%
Tier 1 risk-based capital ratio	12.28	12.36	12.24	12.16
Total risk-based capital ratio	14.57	14.67	14.57	14.55
Tier 1 common risk-based capital ratio	10.90	10.85	10.71	10.62
Tangible common equity / tangible asset ratio(8)	8.83	9.02	8.78	8.92
Tangible equity / tangible asset ratio(9)	9.49	9.71	9.47	9.62
Tangible common equity / risk-weighted assets ratio	10.48	10.40	10.15	10.34

Table 47—Selected Quarterly Income Statement Data(1)

	2012
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$478,995	$483,787	$487,544	$479,937
Interest expense	44,940	53,489	58,582	62,728

Net interest income	434,055	430,298	428,962	417,209
Provision for credit losses	39,458	37,004	36,520	34,406

Net interest income after provision for credit losses	394,597	393,294	392,442	382,803
Total noninterest income	297,651	261,067	253,819	285,320
Total noninterest expense	470,628	458,303	444,269	462,676

Income before income taxes	221,620	196,058	201,992	205,447
Provision for income taxes	54,341	28,291	49,286	52,177

Net income	$167,279	$167,767	$152,706	$153,270
Dividends on preferred shares	7,973	7,983	7,984	8,049

Net income applicable to common shares	$159,306	$159,784	$144,722	$145,221

Common shares outstanding
Average—basic	847,220	857,871	862,261	864,499
Average—diluted(2)	853,306	863,588	867,551	869,164
Ending	842,813	855,485	858,401	864,675
Book value per share	$6.41	$6.34	$6.13	$5.97
Tangible book value per share(3)	5.78	5.71	5.49	5.33

Per common share
Net income—basic	$0.19	$0.19	$0.17	$0.17
Net income —diluted	0.19	0.19	0.17	0.17
Cash dividends declared	0.04	0.04	0.04	0.04
Common stock price, per share
High(4)	$7.20	$7.20	$6.77	$6.58
Low(4)	5.90	6.16	5.84	5.49
Close	6.39	6.90	6.40	6.45
Average closing price	6.42	6.56	6.37	5.97

Return on average total assets	1.19%	1.19%	1.10%	1.13%
Return on average common shareholders’ equity	11.6	11.9	11.1	11.4
Return on average tangible common shareholders’ equity(5)	13.5	13.9	13.1	13.5

Efficiency ratio(6)	62.3	64.5	62.8	63.8

Effective tax rate (benefit)	24.5	14.4	24.4	25.4

Margin analysis-as a % of average earning assets(7)

Interest income(7)	3.80%	3.79%	3.89%	3.91%

Interest expense	0.35	0.41	0.47	0.51

Net interest margin(7)	3.45%	3.38%	3.42%	3.40%

Revenue—FTE
Net interest income	$434,055	$430,298	$428,962	$417,209
FTE adjustment	5,470	5,254	5,747	3,935

Net interest income(7)	439,525	435,552	434,709	421,144
Noninterest income	297,651	261,067	253,819	285,320

Total revenue(7)	$737,176	$696,619	$688,528	$706,464

Continued

Table 47—Selected Quarterly Income Statement, Capital, and Other Data—Continued(1)

Capital adequacy	2012
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$47,773	$48,147	$47,890	$46,716
Tier 1 leverage ratio	10.36%	10.29%	10.34%	10.55%
Tier 1 risk-based capital ratio	12.02	11.88	11.93	12.22
Total risk-based capital ratio	14.50	14.36	14.42	14.76
Tier 1 common risk-based capital ratio	10.48	10.28	10.08	10.15
Tangible common equity / tangible asset ratio(8)	8.76	8.74	8.41	8.33
Tangible equity / tangible asset ratio(9)	9.46	9.43	9.10	9.03
Tangible common equity / risk-weighted assets ratio	10.20	10.14	9.85	9.86

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.
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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages.

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

These non-regulatory capital ratios are viewed by management as useful additional methods of reflecting the level of capital available to withstand unexpected market conditions. Additionally, presentation of these ratios allows readers to compare the Company’s capitalization to other financial services companies. These ratios differ from capital ratios defined by banking regulators principally in that the numerator excludes preferred securities, the nature and extent of which varies among different financial services companies. These ratios are not defined in Generally Accepted Accounting Principles (“GAAP”) or federal banking regulations. As a result, these non-regulatory capital ratios disclosed by the Company are considered non-GAAP financial measures.

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

Allowance for Credit Losses

Our ACL of $0.7 billion at December 31, 2013, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

The first step (Step 1) of impairment testing requires comparing the fair value of each reporting unit with goodwill to its carrying value to identify potential impairment. For our annual impairment testing conducted during 2013, we identified four reporting units with goodwill: Retail and Business Banking, Regional and Commercial Banking, Wealth Advisors, Government Finance, and Home Lending (WGH), and Insurance. Auto Finance and Commercial Real Estate was not subject to impairment testing as it had no goodwill associated with the unit. In addition, although Insurance is included within Treasury/Other for business segment reporting, it was evaluated as a separate reporting unit for goodwill impairment testing because it had its own separately allocated goodwill resulting from prior acquisitions and met the reporting unit criteria.

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

The second step (Step 2) of impairment testing is necessary only if the reporting unit does not pass Step 1. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. As none of the reporting units failed Step 1, Step 2 was not applicable during 2013 testing.

Due to potential economic uncertainties, it is possible that our estimates and assumptions may adversely change in the future. If our market capitalization decreases, we may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing or prior to that time, if any changes constitute a triggering event.

Valuation of Financial Instruments

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include mortgage loans held for sale, available-for-sale and trading securities, certain securitized automobile loans, derivatives, and certain securitization trust notes payable. At December 31, 2013, approximately $7.6 billion of our assets and $0.1 billion of our liabilities were recorded at fair value. In addition to the above mentioned on-going fair value measurements, fair value is also the unit of measure for recording business combinations and other non-recurring financial assets and liabilities.

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

Loans held for sale

Huntington has elected to apply the fair value option to certain residential mortgage loans that are classified as held for sale at origination. The fair value is estimated based on security prices for similar product types.

Certain consumer and commercial loans are classified as held for sale and are accounted for at the lower of amortized cost or fair value. The determination of fair value for these consumer loans is based on security prices for similar product types or discounted expected cash flows, which takes into consideration factors such as future interest rates, prepayment speeds, default and loss curves, and market discount rates. The determination of fair value for commercial loans takes into account factors such as the location and appraised value of the related collateral, as well as the estimated cash flows from realization of the collateral.

Mortgage Servicing Rights

Retained rights to service mortgage loans are recognized as a separate and distinct asset at the time the loans are sold. Mortgage servicing rights (“MSRs”) are initially recorded at fair value at the time the related loans are sold and subsequently re-measured at each reporting date under either the fair value or amortization method. Any increase or decrease in fair value of MSRs accounted for under the fair value method, as well as any amortization and/or impairment of MSRs recorded under the amortization method, is reflected in earnings in the period that the changes occur. MSRs are subject to interest rate risk in that their fair value will fluctuate as a result of changes in the interest rate environment. Fair value is determined based upon the application of an income approach valuation model. The valuation model, maintained by an independent third party, incorporates assumptions in estimating future cash flows. These assumptions include time decay, payoffs, and changes in valuation inputs and assumptions. The reasonableness of these pricing models is validated on a minimum of a quarterly basis by at least one independent external service broker valuation. Because the fair values of MSRs are significantly impacted by the use of estimates, the use of different assumption estimates can result in different estimated fair values of those MSRs.

Pension Valuation

Pension plan assets consist of mutual funds, corporate bonds, US government bonds, our common stock, and other investment assets. Investments are accounted for at cost on the trade date and are reported at fair value. Mutual funds are valued at quoted Net Asset Value. Our common stock is traded on a national securities exchange and is valued at the last reported sales price.

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

Income Taxes

The calculation of our provision for income taxes is complex and requires the use of estimates and judgments. We have two accruals for income taxes: (1) our income tax payable represents the estimated net amount currently due to the federal, state, and local taxing jurisdictions, net of any reserve for potential audit issues and any tax refunds, and the net receivable balance is reported as a component of accrued income and other assets in our consolidated balance sheet; (2) our deferred federal and state income tax and related valuation accounts, reported as a component of accrued income and other assets, represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP, and how such assets and liabilities are recognized under federal and state tax law.

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

Deferred Tax Assets

At December 31, 2013, we had a net federal deferred tax asset of $97.9 million and a net state deferred tax asset of $39.7 million. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2013, for regulatory capital purposes.

Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2013 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

REPORT OF MANAGEMENT

The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2013, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that assessment, Management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer

David S. Anderson – Executive Vice President and Interim Chief Financial Officer

February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 14, 2014

Huntington Bancshares Incorporated

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except number of shares)	2013	2012
Assets
Cash and due from banks	$1,001,132	$1,262,806
Interest-bearing deposits in banks	57,043	70,921
Trading account securities	35,573	91,205
Loans held for sale	326,212	764,309
(includes $278,928 and $452,949 respectively, measured at fair value)(1)
Available-for-sale and other securities	7,308,753	7,566,175
Held-to-maturity securities	3,836,667	1,743,876
Loans and leases (includes $52,286 and $142,762 respectively, measured at fair value):(2)
Commercial and industrial loans and leases	17,594,276	16,970,689
Commercial real estate loans	4,850,094	5,399,240
Automobile loans and leases	6,638,713	4,633,820
Home equity loans	8,336,318	8,335,342
Residential mortgage loans	5,321,088	4,969,672
Other consumer loans	380,011	419,662

Loans and leases	43,120,500	40,728,425
Allowance for loan and lease losses	(647,870)	(769,075)

Net loans and leases	42,472,630	39,959,350

Bank owned life insurance	1,647,170	1,596,056
Premises and equipment	634,657	617,257
Goodwill	444,268	444,268
Other intangible assets	93,193	132,157
Accrued income and other assets	1,619,046	1,904,805

Total assets	$59,476,344	$56,153,185

Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$13,650,468	$12,599,636
Interest-bearing	33,540,545	33,375,016
Deposits in foreign offices	315,705	278,031

Deposits	47,506,718	46,252,683
Short-term borrowings	552,143	589,814
Federal Home Loan Bank advances	1,808,293	1,008,959
Other long-term debt	1,349,119	158,784
Subordinated notes	1,100,860	1,197,091
Accrued expenses and other liabilities	1,059,888	1,155,643

Total liabilities	53,377,021	50,362,974

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares;
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,322	8,441
Capital surplus	7,398,515	7,475,149
Less treasury shares, at cost	(9,643)	(10,921)
Accumulated other comprehensive loss	(214,009)	(150,817)
Retained (deficit) earnings	(1,470,154)	(1,917,933)

Total shareholders’ equity	6,099,323	5,790,211

Total liabilities and shareholders’ equity	$59,476,344	$56,153,185

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	832,217,098	844,105,349
Common shares outstanding	830,963,427	842,812,709
Treasury shares outstanding	1,253,671	1,292,640
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 19.
(2)	Amounts represent certain assets of a consolidated VIE for which Huntington has elected the fair value option. See Note 21.

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2013	2012	2011
Interest and fee income:
Loans and leases	$1,629,939	$1,675,295	$1,727,784
Available-for-sale and other securities
Taxable	148,557	184,340	207,984
Tax-exempt	12,678	8,999	9,785
Held-to-maturity securities	50,214	24,088	11,213
Other	19,249	37,541	13,460

Total interest income	1,860,637	1,930,263	1,970,226

Interest expense
Deposits	116,241	162,167	260,052
Short-term borrowings	700	2,048	3,500
Federal Home Loan Bank advances	1,077	819	824
Subordinated notes and other long-term debt	38,011	54,705	76,680

Total interest expense	156,029	219,739	341,056

Net interest income	1,704,608	1,710,524	1,629,170
Provision for credit losses	90,045	147,388	174,059

Net interest income after provision for credit losses	1,614,563	1,563,136	1,455,111

Service charges on deposit accounts	271,802	262,179	243,507
Mortgage banking income	126,855	191,092	83,408
Trust services	123,007	121,897	119,382
Electronic banking	92,591	82,290	111,697
Insurance income	69,264	71,319	69,470
Brokerage income	69,189	72,226	80,367
Bank owned life insurance income	56,419	56,042	62,336
Capital markets fees	45,220	48,160	36,540
Gain on sale of loans	18,171	58,182	31,944
Net gains on sales of securities	2,220	6,388	3,682
Impairment losses recognized in earnings on available-for-sale securities (a)	(1,802)	(1,619)	(7,363)
Other income	125,059	129,701	145,653

Total noninterest income	997,995	1,097,857	980,623

Personnel costs	1,001,637	988,193	892,534
Outside data processing and other services	199,547	190,255	189,174
Net occupancy	125,344	111,160	109,129
Equipment	106,793	102,947	92,544
Marketing	51,185	64,263	65,560
Deposit and other insurance expense	50,161	68,330	77,692
Amortization of intangibles	41,364	46,549	53,318
Professional services	40,587	65,758	68,616
Gain on early extinguishment of debt	—	(798)	(9,697)
Other expense	141,385	199,219	189,630

Total noninterest expense	1,758,003	1,835,876	1,728,500

Income before income taxes	854,555	825,117	707,234
Provision for income taxes	215,814	184,095	164,621

Net income	638,741	641,022	542,613
Dividends on preferred shares	31,869	31,989	30,813

Net income applicable to common shares	$606,872	$609,033	$511,800

Average common shares—basic	834,205	857,962	863,691
Average common shares—diluted	843,974	863,402	867,624
Per common share:
Net income—basic	$0.73	$0.71	$0.59
Net income—diluted	0.72	0.71	0.59
Cash dividends declared	0.19	0.16	0.10
(a) The following OTTI losses are included in securities losses for the periods presented:
Total OTTI losses	$(1,870)	$(1,886)	$(8,791)
Noncredit-related portion of loss recognized in OCI	68	267	1,428

Net impairment credit losses recognized in earnings	$(1,802)	$(1,619)	$(7,363)

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Net income	$638,741	$641,022	$542,613

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	153	12,490	7,499
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	(77,593)	55,305	64,921

Total unrealized gains on available-for-sale and other securities	(77,440)	67,795	72,420
Unrealized gains (losses) on cash flow hedging derivatives	(65,928)	6,186	5,188
Change in accumulated unrealized losses for pension and other post-retirement obligations	80,176	(51,035)	(53,875)

Other comprehensive income (loss), net of tax	(63,192)	22,946	23,733

Comprehensive income	$575,549	$663,968	$566,346

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series A		Series B								Retained Earnings (Deficit)	Total
(all amounts in thousands,			Floating Rate		Common Stock		Capital Surplus	Treasury Stock
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2013
Balance, beginning of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Net income											638,741	638,741
Other comprehensive income (loss)										(63,192)		(63,192)
Repurchases of common stock					(16,708)	(167)	(124,828)					(124,995)
Cash dividends declared:
Common ($0.19 per share)											(158,194)	(158,194)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,055)	(1,055)
Recognition of the fair value of share-based compensation							37,007					37,007
Other share-based compensation activity					4,820	48	12,812				(873)	11,987
Other							(1,625)	(39)	1,278		(27)	(374)

Balance, end of year	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,470,154)	$6,099,323

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series A		Series B								Retained Earnings (Deficit)	Total
(all amounts in thousands,			Floating Rate		Common Stock		Capital Surplus	Treasury Stock
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2012
Balance, beginning of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

Net income											641,022	641,022
Other comprehensive income (loss)										22,946		22,946
Repurchase of common stock					(23,328)	(233)	(148,648)					(148,881)
Cash dividends declared:
Common ($0.16 per share)											(136,887)	(136,887)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,176)	(1,176)
Recognition of the fair value of share-based compensation							27,873					27,873
Other share-based compensation activity					1,848	18	(795)				(348)	(1,125)
Other							(90)	(114)	(666)		(92)	(848)

Balance, end of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated Other Comprehensive Loss
	Series A		Series B								Retained Earnings (Deficit)	Total
(all amounts in thousands, except for per share amounts)			Floating Rate		Common Stock		Capital Surplus	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Year Ended December 31, 2011
Balance, beginning of year	363	$362,507	—	$—	864,195	$8,642	$7,630,093	(876)	$(8,771)	$(197,496)	$(2,814,433)	$4,980,542

Net income											542,613	542,613
Other comprehensive income (loss)										23,733		23,733
Issuance of preferred stock			35	23,785			(1,759)					22,026
Repurchase of warrants convertible to common stock							(49,100)					(49,100)
Cash dividends declared:
Common ($0.10 per share)											(86,448)	(86,448)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Recognition of the fair value of share-based compensation							19,666					19,666
Other share-based compensation activity					1,390	14	(1,605)				(343)	(1,934)
Other							(486)	(302)	(1,484)		(215)	(2,185)

Balance, end of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,389,639)	$5,418,100

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Operating activities
Net income	$638,741	$641,022	$542,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	90,045	147,388	174,059
Depreciation and amortization	281,545	274,572	282,105
Share-based compensation expense	37,007	27,873	19,666
Change in deferred income taxes	97,440	153,123	159,193
Originations of loans held for sale	(2,845,275)	(3,814,572)	(2,414,172)
Principal payments on and proceeds from loans held for sale	3,017,430	3,731,465	2,820,797
Gain on sale of loans held for sale	(44,787)	(60,251)	(15,870)
Gain on early extinguishment of debt	—	(798)	(9,697)
Bargain purchase gain	—	(11,217)	—
Net gains on sales of securities	(2,220)	(6,388)	(3,682)
Impairment losses recognized in earnings on available-for-sale securities	1,802	1,619	7,363
Net Change in:
Trading account securities	55,632	(45,306)	139,505
Accrued income and other assets	21,623	455,411	(62,230)
Accrued expense and other liabilities	(335,738)	(491,811)	(44,863)

Net cash provided by (used for) operating activities	1,013,245	1,002,130	1,594,787

Investing activities
Decrease (increase) in interest-bearing deposits in banks	146,584	70,980	50,093
Net cash received in acquisitions	—	40,258	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,414,114	1,776,594	2,489,049
Maturities of held-to-maturity securities	278,136	113,576	31,163
Sales of available-for-sale and other securities	410,106	957,930	3,205,884
Purchases of available-for-sale and other securities	(1,416,795)	(2,384,824)	(4,283,866)
Purchases of held-to-maturity securities	(2,081,373)	(941,119)	(204,082)
Net proceeds from sales of loans	459,006	3,092,643	1,640,237
Net loan and lease activity, excluding sales	(3,386,753)	(3,287,000)	(4,148,424)
Proceeds from sale of operating lease assets	10,227	30,322	62,744
Purchases of premises and equipment	(102,208)	(129,641)	(143,763)
Proceeds from sales of other real estate	40,448	56,762	55,817
Purchases of loans and leases	(16,170)	(484,157)	(59,885)
Other, net	4,345	4,698	327

Net cash provided by (used for) investing activities	(4,240,333)	(1,082,978)	(1,304,706)

Financing activities
Increase (decrease) in deposits	1,258,038	2,262,213	1,420,944
Increase (decrease) in short-term borrowings	55,279	(939,979)	(580,335)
Maturity/redemption of subordinated notes	(50,000)	(305,010)	(5,000)
Proceeds from Federal Home Loan Bank advances	4,400,000	2,515,000	550,000
Maturity/redemption of Federal Home Loan Bank advances	(3,600,721)	(1,914,281)	(359,732)
Proceeds from issuance of long-term debt	1,250,000	—	—
Maturity/redemption of long-term debt	(52,086)	(1,070,804)	(902,652)
Repurchase of Warrant to the Treasury	—	—	(49,100)
Dividends paid on preferred stock	(31,869)	(31,719)	(30,813)
Dividends paid on common stock	(150,608)	(137,616)	(61,591)
Repurchase of common stock	(124,995)	(148,881)	—
Cost to issue preferred stock	—	—	(1,759)
Other, net	12,376	(1,237)	(1,963)

Net cash provided by (used for) financing activities	2,965,414	227,686	(22,001)

Increase (decrease) in cash and cash equivalents	(261,674)	146,838	268,080
Cash and cash equivalents at beginning of period	1,262,806	1,115,968	847,888

Cash and cash equivalents at end of period	$1,001,132	$1,262,806	$1,115,968

Supplemental disclosures:
Interest paid	$155,832	$231,897	$357,212
Income taxes paid (refunded)	109,432	6,389	80,065
Non-cash activities:
Loans transferred to available-for-sale securities	600,435	—	—
Loans transferred to portfolio from held-for-sale	307,303	—	—
Transfer of securities to held-to-maturity from available-for-sale	292,164	278,748	469,070
Loans transferred to held-for-sale from portfolio	50,360	306,261	1,268,132
Dividends accrued, paid in subsequent quarter	47,898	47,312	40,771
Trust Preferred Securities exchange	—	—	35,500

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

Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest, or a controlling financial interest, or are a VIE in which Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes noncontrolling interest (included in shareholders’ equity) for the equity held by others and noncontrolling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to other’s interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that significantly affect amounts reported in the Consolidated Financial Statements. Huntington utilizes processes that involve the use of significant estimates and the judgments of Management in determining the amount of its allowance for credit losses, income taxes deferred tax assets, and contingent liabilities, as well as fair value measurements of investment securities, derivatives, goodwill, pension assets and liabilities, mortgage servicing rights, and loans held for sale. As with any estimate, actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Resale and Repurchase Agreements — Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or requested to be returned to Huntington in accordance with the agreement.

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

Troubled debt restructurings are loans for which the original contractual terms have been modified to provide a concession to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount, and partial forgiveness or deferment of principal or accrued interest.

Residual values on leased equipment are evaluated quarterly for impairment. Impairment of the residual values of direct financing leases determined to be other than temporary is recognized by writing the leases down to fair value with a charge to other noninterest expense. Residual value losses arise if the expected fair value at the end of the lease term is less than the residual value recorded at the lease origination, net of estimated amounts reimbursable by the lessee. Future declines in the expected residual value of the leased equipment would result in expected losses of the leased equipment.

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

Loans Held for Sale — Loans and loan commitments in which Huntington does not have the intent and ability to hold for the foreseeable future are classified as loans held for sale. Loans held for sale (excluding loans originated or acquired with the intent to sell, which are carried at fair value) are carried at the lower of cost or fair value less cost to sell. The fair value option is generally elected for mortgage loans held for sale to facilitate hedging of the loans. Fair value is determined based on collateral value and prevailing market prices for loans with similar characteristics. Nonmortgage loans held for sale are measured on an aggregate asset basis.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as healthcare, ABL, and energy, and the overall condition of the manufacturing industry. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.

The ALLL consists of two components: (1) the transaction reserve, which includes a loan level allocation, specific reserves related to loans considered to be impaired, and loans involved in troubled debt restructurings, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired C&I and CRE loan greater than $1.0 million. For the C&I and CRE portfolios, the estimate of loss based on pools of loans and leases with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a regularly updated loan grade, using a standardized loan grading system. The PD factor and an LGD factor are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

The general reserve consists of the economic reserve and risk-profile reserve components. The economic reserve component considers the impact of changing market and economic conditions on portfolio performance. The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

During the year, we made enhancements to our commercial risk rating system used for assessing credit risk when determining our ACL. The enhancements provide greater granularity in overall corporate risk ratings and incorporate a broader set of financial metrics in the determination of the PD and LGD. The PD and LGD factors combine to represent the transaction reserve component for a given credit exposure.

The estimate for the AULC is determined using the same procedures and methodologies as used for the ALLL. The loss factors used in the AULC are the same as the loss factors used in the ALLL while also considering a historical utilization of unused commitments. The AULC is recorded in accrued expenses and other liabilities in the Consolidated Balance Sheets.

Nonaccrual and Past Due Loans — Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. When a borrower with debt is discharged in a Chapter 7 bankruptcy and not reaffirmed by the borrower, the loan is determined to be collateral dependent and placed on nonaccrual status, unless there is a co-borrower.

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

Huntington also uses derivatives, principally loan sale commitments, in hedging its mortgage loan interest rate lock commitments and its mortgage loans held for sale. Mortgage loan sale commitments and the related interest rate lock commitments are carried at fair value on the Consolidated Balance Sheets with changes in fair value reflected in mortgage banking income. Huntington also uses certain derivative financial instruments to offset changes in value of its MSRs. These derivatives consist primarily of forward interest rate agreements and forward mortgage contracts. The derivative instruments used are not designated as hedges. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income.

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

Collateral — We pledge assets as collateral as required for various transactions including security repurchase agreements, public deposits, loan notes, derivative financial instruments, short-term borrowings and long-term borrowings. Assets that have been pledged as collateral, including those that can be sold or repledged by the secured party, continue to be reported on our Consolidated Balance Sheets.

We also accept collateral, primarily as part of various transactions including derivative and security resale agreements. Collateral accepted by us, including collateral that we can sell or repledge, is excluded from our Consolidated Balance Sheets.

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

Mortgage Servicing Rights — Huntington recognizes the rights to service mortgage loans as separate assets, which are included in accrued income and other assets in the Consolidated Balance Sheets when purchased, or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.

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

Bank Owned Life Insurance — Huntington’s bank owned life insurance policies are recorded at their cash surrender value. Huntington recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits. A portion of the cash surrender value is supported by holdings in separate accounts. Book value protection for the separate accounts is provided by the insurance carriers and a highly rated major bank.

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

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. Other than the deferral of the requirements related to reclassifications, the updated guidance was effective for our quarterly and annual financial statements for 2012. Also see ASU 2013-02.

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

ASU 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments were effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments should be applied retrospectively for all comparative periods presented. The amendments did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2013-01— Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments were effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are not expected to have a material impact on Huntington’s Consolidated Financial Statements.

ASU 2014-01— Investments (Topic 323): Accounting for Investments in Affordable Housing Projects. The ASU revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Consolidated Financial Statements.

ASU 2014-04— Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact on Huntington’s Consolidated Financial Statements.

3. LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At December 31, 2013 and 2012, the aggregate amount of these net unamortized deferred loan origination fees and net unearned income was $192.9 million and $174.5 million, respectively.

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

Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

Direct Financing Leases

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Lease financing receivables at December 31, 2012 also included a minimal amount of automobile leases, which were included in Consumer loans. Net investments in lease financing receivables by category at December 31, 2013 and 2012 were as follows:

	At December 31,
(dollar amounts in thousands)	2013	2012
Commercial and industrial:
Lease payments receivable	$1,426,928	$1,477,296
Estimated residual value of leased assets	409,184	332,369

Gross investment in commercial lease financing receivables	1,836,112	1,809,665
Net deferred origination costs	3,105	2,805
Unearned income	(165,052)	(142,904)

Total net investment in commercial lease financing receivables	$1,674,165	$1,669,566

Consumer:
Total net investment in consumer lease financing receivables	$—	$615

The future lease rental payments due from customers on direct financing leases at December 31, 2013, totaled $1.4 billion and were as follows: $0.6 billion in 2014, $0.3 billion in 2015, $0.2 billion in 2016, $0.1 billion in 2017, $0.1 billion in 2018, and $0.1 thereafter.

Fidelity Bank acquisition

On March 30, 2012, Huntington acquired the loans of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, loans were transferred to Huntington and recorded at fair value in accordance with applicable accounting guidance, ASC 805. The fair values for the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3), and reflected an estimate of probable losses and the credit risk associated with the loans.

Purchased Credit-Impaired Loans

The fair values for purchased credit-impaired loans were estimated using discounted cash flow analyses, including interest rates currently being offered for loans with similar terms (Level 3) and prepayment assumptions. This value was reduced by an estimate of probable losses and the credit risk associated with the loans.

The following table presents a rollforward of the accretable yield for the year ended December 31, 2013 and 2012:

(dollar amounts in thousands)	2013	2012
Balance at January 1,	$23,251	$—
Impact of acquisition on March 30, 2012	—	27,586
Adjustments resulting from changes in purchase price allocation	—	3,625
Accretion	(15,931)	(7,960)
Reclassification from nonaccretable difference	20,675	—

Balance at December 31,	$27,995	$23,251

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at December 31, 2013 and 2012 was $2.4 million and none, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Commercial and industrial	$35,526	$50,798	$54,472	$80,294
Commercial real estate	82,073	154,869	126,923	226,093
Residential mortgage	2,498	3,681	2,243	4,104
Other consumer	129	219	140	245

Total	$120,226	$209,567	$183,778	$310,736

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2013, and 2012. The table below excludes mortgage loans originated for sale.

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
(dollar amounts in thousands)
Portfolio loans purchased during the:
Year ended December 31, 2013	$109,723	$—	$—	$—	$—	$—	$109,723
Year ended December 31, 2012	568,467	378,122	—	13,025	62,324	85	1,022,023
Portfolio loans sold or transferred to loans held for sale during the:
Year ended December 31, 2013	225,930	4,767	—	—	205,334	—	436,031
Year ended December 31, 2012	238,121	74,703	2,783,748	—	389,603	—	3,486,175

In 2012, $2.3 billion automobile loans were securitized with the resulting residual sold. In 2013, Huntington did not securitize any automobile loans. The securitizations were treated as a sale.

NALs and Past Due Loans

The following table presents NALs by loan class for the years ended December 31, 2013 and 2012 (1):

	December 31,
(dollar amounts in thousands)	2013	2012
Commercial and industrial:
Owner occupied	$38,321	$53,009
Other commercial and industrial	18,294	37,696

Total commercial and industrial	$56,615	$90,705
Commercial real estate:
Retail properties	$27,328	$31,791
Multi family	9,289	19,765
Office	18,995	30,341
Industrial and warehouse	6,310	6,841
Other commercial real estate	11,495	38,390

Total commercial real estate	$73,417	$127,128

Automobile	$6,303	$7,823

Home equity:
Secured by first-lien	$36,288	$27,091
Secured by junior-lien	29,901	32,434

Total home equity	$66,189	$59,525

Residential mortgage	$119,532	$122,452

Other consumer	$—	$—

Total nonaccrual loans	$322,056	$407,633

(1)	December 31, 2013 and 2012, amounts included $75.5 million and $60.1 million related to Chapter 7 bankruptcy loans.

The amount of interest that would have been recorded under the original terms for total NAL loans was $23.4 million, $40.4 million, and $38.4 million for 2013, 2012, and 2011, respectively. The total amount of interest recorded to interest income for these loans was $5.0 million, $4.8 million, and $5.1 million in 2013, 2012, and 2011, respectively.

The following table presents an aging analysis of loans and leases for the years ended December 31, 2013 and 2012 (1):

December 31, 2013
(dollar amounts in thousands)	Past Due					Total Loans and Leases	90 or more days past due and accruing
	30-59 days	60-89 days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,935	$1,879	$25,658	$33,472	$4,314,400	$4,347,872	$—
Purchased credit-impaired	241	433	14,562	15,236	20,290	35,526	14,562	(2)
Other commercial and industrial	10,342	3,075	11,210	24,627	13,186,251	13,210,878	—

Total commercial and industrial	$16,518	$5,387	$51,430	$73,335	$17,520,941	$17,594,276	$14,562
Commercial real estate:
Retail properties	$19,372	$1,228	$5,252	$25,852	$1,237,717	$1,263,569	$—
Multi family	2,425	943	6,726	10,094	1,015,497	1,025,591	—
Office	1,635	545	12,700	14,880	927,413	942,293	—
Industrial and warehouse	465	3,714	4,395	8,574	464,319	472,893	—
Purchased credit-impaired	1,311	—	39,142	40,453	41,620	82,073	39,142	(2)
Other commercial real estate	5,922	1,134	7,192	14,248	1,049,427	1,063,675	—

Total commercial real estate	$31,130	$7,564	$75,407	$114,101	$4,735,993	$4,850,094	$39,142
Automobile	$45,174	$8,863	$5,140	$59,177	$6,579,536	$6,638,713	$5,055

Home equity:
Secured by first-lien	$20,551	$8,746	$28,472	$57,769	$4,784,375	$4,842,144	$6,338
Secured by junior-lien	28,965	13,071	31,392	73,428	3,420,746	3,494,174	7,645

Total home equity	$49,516	$21,817	$59,864	$131,197	$8,205,121	$8,336,318	$13,983

Residential mortgage
Residential mortgage	$101,584	$41,784	$158,956	$302,324	$5,016,266	$5,318,590	$90,115	(3)
Purchased credit-impaired	194	—	339	533	1,965	2,498	339	(2)

Total residential mortgage	$101,778	$41,784	$159,295	$302,857	$5,018,231	$5,321,088	$90,454

Other consumer
Other consumer	$6,465	$1,276	$998	$8,739	$371,143	$379,882	$998
Purchased credit-impaired	69	—	—	69	60	129	—	(2)

Total other consumer	$6,534	$1,276	$998	$8,808	$371,203	$380,011	$998

Total loans and leases	$250,650	$86,691	$352,134	$689,475	$42,431,025	$43,120,500	$164,194

December 31, 2012
							90 or more
(dollar amounts in thousands)	Past Due					Total Loans	days past due
	30-59 days	60-89 days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,409	$6,302	$31,997	$49,708	$4,236,211	$4,285,919	$—
Purchased credit-impaired	986	3,533	26,648	31,167	23,305	54,472	26,648	(2)
Other commercial and industrial	20,273	4,211	14,786	39,270	12,591,028	12,630,298	—

Total commercial and industrial	$32,668	$14,046	$73,431	$120,145	$16,850,544	$16,970,689	$26,648
Commercial real estate:
Retail properties	$3,459	$4,203	$9,677	$17,339	$1,413,520	$1,430,859	$—
Multi family	7,961	1,314	12,062	21,337	963,063	984,400	—
Office	1,054	2,415	23,335	26,804	909,310	936,114	—
Industrial and warehouse	6,597	118	5,433	12,148	584,754	596,902	—
Purchased credit-impaired	556	1,751	56,660	58,967	67,956	126,923	56,660	(2)
Other commercial real estate	2,725	2,192	25,463	30,380	1,293,662	1,324,042	—

Total commercial real estate	$22,352	$11,993	$132,630	$166,975	$5,232,265	$5,399,240	$56,660
Automobile	$36,267	$7,803	$4,438	$48,508	$4,585,312	$4,633,820	$4,418
Home equity:
Secured by first-lien	$26,288	$9,992	$28,322	$64,602	$4,315,985	$4,380,587	$5,202
Secured by junior-lien	34,365	16,553	35,150	86,068	3,868,687	3,954,755	12,998

Total home equity	60,653	$26,545	$63,472	$150,670	$8,184,672	$8,335,342	$18,200
Residential mortgage
Residential mortgage	118,582	$44,747	$164,035	$327,364	$4,640,065	$4,967,429	$92,925	(4)
Purchased credit-impaired	58	—	609	667	1,576	2,243	609	(2)

Total residential mortgage	$118,640	$44,747	$164,644	$328,031	$4,641,641	$4,969,672	$93,534
Other consumer
Other consumer	7,431	$2,117	$1,672	$11,220	$408,302	$419,522	$1,672
Purchased credit-impaired	—	76	—	76	64	140	—	(2)

Total other consumer	$7,431	$2,193	$1,672	$11,296	$408,366	$419,662	$1,672
Total loans and leases	$278,011	$107,327	$440,287	$825,625	$39,902,800	$40,728,425	$201,132

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased credit-impaired loans related to the FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC-310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $87,985 thousand guaranteed by the U.S. government.
(4)	Includes $90,816 thousand guaranteed by the U.S. government.

Allowance for Credit Losses

The ACL is increased through recoveries and the provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation, and is reduced by NCOs and the ACL associated with securitized or sold loans. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALLL and AULC.

During a 2013 review of our consumer portfolios, we identified additional loans associated with borrowers who had filed Chapter 7 bankruptcy and had not reaffirmed their debt, thus meeting the definition of collateral dependent per OCC regulatory guidance. These loans were not identified in the 2012 third quarter implementation of the OCC’s regulatory guidance. The bankruptcy court’s discharge of the borrower’s debt is considered a concession when the discharged debt is not reaffirmed, and as such, the loan is placed on nonaccrual status, and written down to collateral value, less anticipated selling costs. As a result of the review of our existing consumer portfolios, additional NCOs of $22.8 million were recorded in 2013. The majority of the NCO impact was in the home equity portfolio and relates to junior-lien loans that meet the regulatory guidance.

The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2013, 2012, and 2011:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total

Year ended December 31, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(45,904)	(69,512)	(23,912)	(98,184)	(34,236)	(34,568)	(306,316)
Recoveries of loans previously charged-off	29,514	44,658	13,375	15,921	7,074	7,108	117,650
Provision for loan and lease losses	41,140	(97,958)	6,611	74,630	5,417	37,957	67,797
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(336)	—	(336)

ALLL balance, end of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	15,728	5,151	—	407	6	956	22,248

AULC balance, end of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899

ACL balance, end of period	$315,397	$172,448	$31,053	$112,894	$39,586	$39,391	$710,769

(dollar amounts in thousands)
Year ended December 31, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(101,475)	(118,051)	(26,070)	(124,286)	(52,228)	(33,090)	(455,200)
Recoveries of loans previously charged-off	37,227	39,622	16,628	7,907	4,305	7,049	112,738
Provision for loan and lease losses	29,932	(24,908)	12,964	91,270	24,046	21,889	155,193
Allowance for loans sold or transferred to loans held for sale	—	—	(6,825)	—	(1,659)	—	(8,484)

ALLL balance, end of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters of credit	(5,790)	(1,112)	—	(778)	2	(127)	(7,805)

AULC balance, end of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651

ACL balance, end of period	$274,919	$290,109	$34,979	$120,120	$61,661	$27,938	$809,726

(dollar amounts in thousands)
Year Ended December 31, 2011:
ALLL balance, beginning of period	$340,614	$588,251	$49,488	$150,630	$93,289	$26,736	$1,249,008
Loan charge-offs	(134,385)	(182,759)	(33,593)	(109,427)	(65,069)	(32,520)	(557,753)
Recoveries of loans previously charged-off	44,686	34,658	18,526	7,630	8,388	6,776	120,664
Provision for loan and lease losses	24,452	(51,444)	17,042	95,040	52,226	30,414	167,730
Allowance for loans sold or transferred to loans held for sale	—	—	(13,181)	—	(1,640)	—	(14,821)

ALLL balance, end of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828

AULC balance, beginning of period	$32,726	$6,158	$—	$2,348	$1	$894	$42,127
Provision for unfunded loan commitments and letters-of-credit	6,932	(306)	—	(214)	—	(83)	6,329

AULC balance, end of period	39,658	5,852	—	2,134	1	811	48,456

ACL balance, end of period	$315,025	$394,558	$38,282	$146,007	$87,195	$32,217	$1,013,284

Credit Quality Indicators

To facilitate the monitoring of credit quality for C&I and CRE loans, and for purposes of determining an appropriate ACL level for these loans, Huntington utilizes the following categories of credit grades:

Pass - Higher quality loans that do not fit any of the other categories described below.

OLEM - The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the loan may weaken or the collateral may be inadequate to protect Huntington’s position in the future. For these reasons, Huntington considers the loans to be potential problem loans.

Substandard - Inadequately protected loans by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. It is likely Huntington will sustain some loss if any identified weaknesses are not mitigated.

Doubtful - Loans that have all of the weaknesses inherent in those loans classified as Substandard, with the added elements of the full collection of the loan is improbable and that the possibility of loss is high.

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

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes. The table below also shows an increase in FICO scores less than 650 for the automobile portfolio. This increase is proportional to growth in the portfolio and does not reflect a deterioration in asset quality for the portfolio, as other risk characteristics mitigate any increased level of risk associated with the FICO score distribution.

The following table presents each loan and lease class by credit quality indicator for the years ended December 31, 2013 and 2012:

	December 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,052,579	$130,645	$155,994	$8,654	$4,347,872
Purchased impaired	5,015	661	27,693	2,157	35,526
Other commercial and industrial	12,630,512	211,860	364,343	4,163	13,210,878

Total commercial and industrial	$16,688,106	$343,166	$548,030	$14,974	$17,594,276

Commercial real estate:
Retail properties	$1,153,747	$16,003	$93,819	$—	$1,263,569
Multi family	972,526	16,540	36,411	114	1,025,591
Office	847,411	4,866	87,722	2,294	942,293
Industrial and warehouse	431,057	14,138	27,698	—	472,893
Purchased impaired	13,127	3,586	62,577	2,783	82,073
Other commercial real estate	977,987	16,270	68,653	765	1,063,675

Total commercial real estate	$4,395,855	$71,403	$376,880	$5,956	$4,850,094

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,987,323	$2,517,756	$945,604	$188,030	$6,638,713

Home equity:
Secured by first-lien	$3,018,784	$1,412,445	$299,681	$111,234	$4,842,144
Secured by junior-lien	1,811,102	1,213,024	413,695	56,353	3,494,174

Total home equity	$4,829,886	$2,625,469	$713,376	$167,587	$8,336,318
Residential mortgage:
Residential mortgage	$2,837,590	$1,710,183	$699,541	$71,276	$5,318,590
Purchased impaired	588	989	921	—	2,498

Total residential mortgage	$2,838,178	$1,711,172	$700,462	$71,276	$5,321,088

Other consumer
Other consumer	$161,858	$157,675	$45,370	$14,979	$379,882
Purchased impaired	—	60	69	—	129

Total other consumer loans	$161,858	$157,735	$45,439	$14,979	$380,011

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,970,597	$108,731	$205,822	$769	$4,285,919
Purchased impaired	1,663	6,555	46,254	—	54,472
Other commercial and industrial	12,146,017	145,111	337,805	1,365	12,630,298

Total commercial and industrial	$16,118,277	$260,397	$589,881	$2,134	$16,970,689

Commercial real estate:
Retail properties	$1,184,987	$63,976	$181,896	$—	$1,430,859
Multi family	902,616	24,098	57,548	138	984,400
Office	826,533	26,488	83,093	—	936,114
Industrial and warehouse	540,484	15,132	41,286	—	596,902
Purchased impaired	10,052	18,085	98,786	—	126,923
Other commercial real estate	1,177,213	43,454	103,262	113	1,324,042

Total commercial real estate	$4,641,885	$191,233	$565,871	$251	$5,399,240

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,233,439	$1,900,824	$682,518	$117,039	$4,933,820	(3)

Home equity:
Secured by first-lien	2,618,888	1,345,621	357,019	59,059	4,380,587
Secured by junior-lien	2,046,143	1,375,636	491,226	41,750	3,954,755

Total home equity	$4,665,031	$2,721,257	$848,245	$100,809	$8,335,342

Residential mortgage:
Residential mortgage	2,561,210	1,673,485	711,750	20,984	4,967,429
Purchased impaired	373	1,303	567	—	2,243

Total residential mortgage	2,561,583	$1,674,788	$712,317	$20,984	$4,969,672

Other consumer
Other consumer	169,792	167,389	59,815	22,526	419,522
Purchased impaired	—	93	47	—	140

Total other consumer loans	169,792	$167,482	$59,862	$22,526	$419,662

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Includes $0.3 billion of loans reflected as loans held for sale.

Impaired Loans

A loan is considered to be impaired when, based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected. The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2013, and 2012 (1):

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2013:

Portion of ALLL balance:

Attributable to purchased credit-impaired loans	$2,404	$—	$—	$—	$36	$—	$2,440
Attributable to loans individually evaluated for impairment	6,129	34,935	682	8,003	10,555	136	60,440
Attributable to loans collectively evaluated for impairment	257,268	127,622	30,371	103,128	28,986	37,615	584,990

Total ALLL balance	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

Loans and Leases at December 31, 2013:
Portion of loan and lease ending balance:

Attributable to purchased credit-impaired loans	$35,526	$82,073	$—	$—	$2,498	$129	$120,226
Individually evaluated for impairment	108,316	268,362	37,084	208,981	387,937	1,041	1,011,721
Collectively evaluated for impairment	17,450,434	4,499,659	6,601,629	8,127,337	4,930,653	378,841	41,988,553

Total loans evaluated for impairment	$17,594,276	$4,850,094	$6,638,713	$8,336,318	$5,321,088	$380,011	$43,120,500

Portion of ending balance:
With allowance assigned to the loan and lease balances	$126,626	$187,836	$37,084	$208,981	$390,435	$1,041	$952,003
With no allowance assigned to the loan and lease balances	17,216	162,599	—	—	—	129	179,944

Total	$143,842	$350,435	$37,084	$208,981	$390,435	$1,170	$1,131,947

Average balance of impaired loans	$166,173	$365,053	$39,861	$162,170	$379,815	$2,248	$1,115,320
ALLL on impaired loans	8,533	34,935	682	8,003	10,591	136	62,880

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2012:
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loans individually evaluated for impairment	11,694	31,133	1,446	4,783	14,176	213	63,445
Attributable to loans collectively evaluated for impairment	229,357	254,236	33,533	113,981	47,482	27,041	705,630

Total ALLL balance	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

Loans and Leases at December 31, 2012:
(dollar amounts in thousands)
Portion of ending balance:
Attributable to purchased credit-impaired loans	$54,472	$126,923	$—	$—	$2,243	$140	$183,778
Individually evaluated for impairment	119,535	298,891	43,607	117,532	374,526	2,657	956,748
Collectively evaluated for impairment	16,796,682	4,973,426	4,590,213	8,217,810	4,592,903	416,865	39,587,899

Total loans evaluated for impairment	$16,970,689	$5,399,240	$4,633,820	$8,335,342	$4,969,672	$419,662	$40,728,425

Portion of ending balance:
With allowance assigned to the loan and lease balances	$86,644	$193,413	$43,607	$117,532	$374,526	$2,657	$818,379
With no allowance assigned to the loan and lease balances	87,363	232,401	—	—	2,243	140	322,147

Total	$174,007	$425,814	$43,607	$117,532	$376,769	$2,797	$1,140,526

Average balance of impaired loans	$179,692	$474,362	$39,139	$79,523	$348,727	$4,448	$1,125,891
ALLL on impaired loans	11,694	31,133	1,446	4,783	14,176	213	63,445

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans for the years ended December 31, 2013 and 2012 (1), (2):

	December 31, 2013			Year Ended December 31, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,332	$5,373	$—	$4,473	$172
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	11,884	15,031	—	13,117	640

Total commercial and industrial	$17,216	$20,404	$—	$17,590	$812

Commercial real estate:
Retail properties	$55,773	$64,780	$—	$46,764	$2,450
Multi family	—	—	—	3,627	220
Office	9,069	13,721	—	12,151	1,161
Industrial and warehouse	9,682	10,803	—	10,586	595
Purchased credit-impaired	82,073	154,869	—	104,513	10,875
Other commercial real estate	6,002	6,924	—	7,954	434

Total commercial real estate	$162,599	$251,097	$—	$185,595	$15,735

Automobile	$—	$—	$—	$—	$—

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer:
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	129	219	—	137	17

Total other consumer	$129	$219	$—	$137	$17

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,271	$52,810	$3,421	$41,469	$1,390
Purchased credit-impaired	35,526	50,798	2,404	47,442	4,708
Other commercial and industrial	50,829	64,497	2,708	59,672	3,242

Total commercial and industrial	$126,626	$168,105	$8,533	$148,583	$9,340

Commercial real estate: (4)
Retail properties	$72,339	$93,395	$5,984	$64,414	$1,936
Multi family	13,484	15,408	1,944	14,922	651
Office	50,307	54,921	9,927	48,113	1,808
Industrial and warehouse	9,162	10,561	808	15,322	541
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	42,544	50,960	16,272	36,687	1,547

Total commercial real estate	$187,836	$225,245	$34,935	$179,458	$6,483

Automobile	$37,084	$38,758	$682	$39,861	$2,955

Home equity:
Secured by first-lien	$110,024	$116,846	$2,396	$96,184	$4,116
Secured by junior-lien	98,957	143,967	5,607	65,986	3,379

Total home equity	$208,981	$260,813	$8,003	$162,170	$7,495

Residential mortgage: (6)
Residential mortgage	$387,937	$427,924	$10,555	$377,530	$11,752
Purchased credit-impaired	2,498	3,681	36	2,285	331

Total residential mortgage	$390,435	$431,605	$10,591	$379,815	$12,083

Other consumer:
Other consumer	$1,041	$1,041	$136	$2,111	$116
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$1,041	$1,041	$136	$2,111	$116

(dollar amounts in thousands)	December 31, 2012			Year Ended December 31, 2012
	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and Industrial:
Owner occupied	$1,050	$1,091	$—	$4,246	$77
Purchased credit-impaired	54,472	80,294	—	57,602	2,359
Other commercial and industrial	31,841	54,520	—	11,922	555

Total commercial and industrial	$87,363	$135,905	$—	$73,770	$2,991

Commercial real estate:
Retail properties	$54,216	$56,569	$—	$51,939	$2,758
Multi family	5,719	5,862	—	5,631	353
Office	20,051	24,843	—	6,734	405
Industrial and warehouse	15,013	17,476	—	9,877	501
Purchased credit-impaired	126,923	226,093	—	141,278	5,497
Other commercial real estate	10,479	10,728	—	15,125	501

Total commercial real estate	$232,401	$341,571	$—	$230,584	$10,015

Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	2,243	4,104	—	3,521	97

Total residential mortgage	$2,243	$4,104	$—	$3,521	$97

Other consumer:
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	140	245	—	622	6

Total other consumer	$140	$245	$—	$622	$6

With an allowance recorded:
Commercial and Industrial: (3)
Owner occupied	$46,266	$56,925	$5,730	$40,029	$1,327
Other commercial and industrial	40,378	52,996	5,964	65,893	2,304

Total commercial and industrial	$86,644	$109,921	$11,694	$105,922	$3,631

Commercial real estate: (4)
Retail properties	$65,004	$73,000	$8,144	$107,842	$4,730
Multi family	17,410	18,531	2,662	27,953	1,371
Office	40,375	45,164	9,214	18,751	379
Industrial and warehouse	22,450	25,374	1,092	24,454	717
Other commercial real estate	48,174	63,148	10,021	64,778	2,413

Total commercial real estate	$193,413	$225,217	$31,133	$243,778	$9,610

Automobile	$43,607	$44,790	$1,446	$39,139	$3,382
Home equity loans and lines-of-credit:
Secured by first-lien	$76,258	$80,831	$1,329	$54,898	$2,651
Secured by junior-lien	41,274	63,390	3,454	24,625	1,382

Total home equity	$117,532	$144,221	$4,783	$79,523	$4,033
Residential mortgage:
Residential mortgage	$374,526	$413,583	$14,176	$345,206	$11,420

Total residential mortgage	$374,526	$413,583	$14,176	$345,206	$11,420
Other consumer:
Other consumer	$2,657	$2,657	$213	$3,826	$126

Total other consumer	$2,657	$2,657	$213	$3,826	$126

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At December 31, 2013, $43,805 thousand of the $126,626 thousand C&I loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $44,265 thousand of the $86,644 thousand C&I loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At December 31, 2013, $24,805 thousand of the $187,836 thousand CRE loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $31,605 thousand of the $193,413 thousand CRE loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At December 31, 2013, $49,225 thousand of the $390,435 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2012, $28,695 thousand of the $374,526 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $43.9 million, $41.2 million, and $37.7 million for 2013, 2012, and 2011, respectively. The total amount of interest recorded to interest income for these loans was $35.7 million, $32.2 million, and $28.2 million for 2013, 2012, and 2011, respectively.

TDR Concession Types

The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All commercial TDRs are reviewed and approved by our SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized and increases the amount of the balloon payment at the end of the term of the loan. This concession also reduces the minimum monthly payment. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2013 and 2012, was not significant.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2013 and 2012:

	New Troubled Debt Restructurings During The Year Ended(1)
	December 31, 2013			December 31, 2012
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Balance	Financial effects of modification(2)
C&I—Owner occupied:(3)

Interest rate reduction	22	$6,601	$(466)	28	$10,501	$145
Amortization or maturity date change	64	15,662	(12)	95	23,337	660
Other	16	7,367	337	16	4,923	1,089

Total C&I—Owner occupied	102	$29,630	$(141)	139	$38,761	$1,894

C&I—Other commercial and industrial:(3)

Interest rate reduction	26	$75,447	$(1,040)	27	$7,436	$(2)
Amortization or maturity date change	120	53,340	1,295	141	76,814	(3,037)
Other	35	18,290	(1,163)	32	37,202	1,265

Total C&I—Other commercial and industrial	181	$147,077	$(908)	200	$121,452	$(1,774)

CRE—Retail properties:(3)

Interest rate reduction	4	$1,116	$(8)	9	$6,883	$957
Amortization or maturity date change	21	27,550	4,159	15	4,472	(25)
Other	12	19,842	(558)	3	1,680	(1)

Total CRE—Retail properties	37	$48,508	$3,593	27	$13,035	$931

CRE—Multi family:(3)

Interest rate reduction	10	$4,444	$7	11	$1,288	$(27)
Amortization or maturity date change	16	2,345	415	32	3,554	(1)
Other	5	8,085	(2)	7	7,961	668

Total CRE—Multi family	31	$14,874	$420	50	$12,803	$640

CRE—Office:(3)

Interest rate reduction	7	$6,504	$1,656	4	$4,155	$(236)
Amortization or maturity date change	16	12,388	91	12	40,152	4,199
Other	6	7,044	655	6	1,637	276

Total CRE—Office	29	$25,936	$2,402	22	$45,944	$4,239

CRE—Industrial and warehouse:(3)

Interest rate reduction	1	$2,682	$(476)	3	$7,470	$(296)
Amortization or maturity date change	9	4,069	(185)	16	34,613	(3,857)
Other	1	5,867	—	1	1,047	(30)

Total CRE—Industrial and Warehouse	11	$12,618	$(661)	20	$43,130	$(4,183)

CRE—Other commercial real estate:(3)

Interest rate reduction	19	$10,996	$96	10	$2,944	$(288)
Amortization or maturity date change	21	17,851	4,923	48	80,672	4,090
Other	13	9,735	(101)	6	10,030	(2,024)

Total CRE—Other commercial real estate	53	$38,582	$4,918	64	$93,646	$1,778

Automobile:(3)

Interest rate reduction	14	$106	$—	40	$368	$4
Amortization or maturity date change	1,659	9,420	(76)	1,910	13,186	(103)
Chapter 7 bankruptcy	1,313	7,748	301	2,104	12,423	1,866
Other	—	—	—	—	—	—

Total Automobile	2,986	$17,274	$225	4,054	$25,977	$1,767

Residential mortgage:(3)

Interest rate reduction	65	$11,662	$3	25	$8,795	$(40)
Amortization or maturity date change	442	58,344	384	482	65,336	1,394
Chapter 7 bankruptcy	458	39,813	1,345	583	45,193	4,854
Other	17	1,837	39	15	1,836	81

Total Residential mortgage	982	$111,656	$1,771	1,105	$121,160	$6,289

First-lien home equity:(3)

Interest rate reduction	134	$12,244	$1,149	222	$28,381	$4,424
Amortization or maturity date change	279	19,280	(1,084)	130	10,468	(49)
Chapter 7 bankruptcy	257	14,987	748	188	8,317	4,244
Other	—	—	—	—	—	—

Total First-lien home equity	670	$46,511	$813	540	$47,166	$8,619

Junior-lien home equity:(3)

Interest rate reduction	25	$1,179	$190	60	$3,023	$494
Amortization or maturity date change	1,491	55,389	(5,431)	390	15,040	(432)
Chapter 7 bankruptcy	1,564	15,303	33,623	1,241	13,347	18,564
Other	—	—	—	7	288	—

Total Junior-lien home equity	3,080	$71,871	$28,382	1,698	$31,698	$18,626

Other consumer:(3)

Interest rate reduction	5	$306	$48	14	$305	$32
Amortization or maturity date change	11	117	5	27	2,150	(111)
Chapter 7 bankruptcy	36	565	29	14	198	—
Other	—	—	—	—	—	—
Total Other consumer	52	$988	$82	55	$2,653	$(79)

Total new troubled debt restructurings	8,214	$565,525	$40,896	7,974	$597,425	$38,747

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification.
(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

The following table presents TDRs that have redefaulted within one year of modification during the years ended December 31, 2013 and 2012:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year of Modification During The Year Ended
	December 31, 2013(1)		December 31, 2012(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	—	$—	4	$1,390
Amortization or maturity date change	10	1,144	13	2,380
Other	7	1,221	—	—

Total C&I—Owner occupied	17	$2,365	17	$3,770

C&I—Other commercial and industrial:

Interest rate reduction	—	$—	3	$401
Amortization or maturity date change	17	476	14	609
Other	—	—	3	387

Total C&I—Other commercial and industrial	17	$476	20	$1,397

CRE—Retail Properties:

Interest rate reduction	1	$302	—	$—
Amortization or maturity date change	4	993	3	372
Other	1	186	—	—

Total CRE—Retail properties	6	$1,481	3	$372

CRE—Multi family:

Interest rate reduction	—	$—	2	$1,236
Amortization or maturity date change	2	225	2	343
Other	—	—	—	—

Total CRE—Multi family	2	$225	4	$1,579

CRE—Office:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	1,131	—	—
Other	—	—	—	—

Total CRE—Office	2	$1,131	—	$—

CRE—Industrial and Warehouse:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	361	1	413
Other	1	726	—	—

Total CRE—Industrial and Warehouse	2	$1,087	1	$413

CRE—Other commercial real estate:

Interest rate reduction	—	$—	1	$898
Amortization or maturity date change	4	774	4	646
Other	1	5	—	—

Total CRE—Other commercial real estate	5	$779	5	$1,544

Automobile:

Interest rate reduction	1	$112	4	$—
Amortization or maturity date change	37	380	132	69
Chapter 7 bankruptcy	137	617	34	149
Other	—	—	—	—

Total Automobile	175	$1,109	170	$218

Residential mortgage:

Interest rate reduction	4	$424	2	$61
Amortization or maturity date change	78	11,263	100	13,574
Chapter 7 bankruptcy	71	6,647	30	4,085
Other	2	418	7	804

Total Residential mortgage	155	$18,752	139	$18,524

First-lien home equity:

Interest rate reduction	1	$87	11	$932
Amortization or maturity date change	6	629	5	503
Chapter 7 bankruptcy	16	1,235	2	124
Other	—	—	—	—

Total First-lien home equity	23	$1,951	18	$1,559

Junior-lien home equity:

Interest rate reduction	1	$—	2	$112
Amortization or maturity date change	9	478	3	99
Chapter 7 bankruptcy	40	718	7	30
Other	—	—	—	—

Total Junior-lien home equity	50	$1,196	12	$241

Other consumer:

Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	—	—	3	—
Chapter 7 bankruptcy	3	96	—	—
Other	—	—	—	—

Total Other consumer	3	$96	4	$—

Total troubled debt restructurings with subsequent redefault	457	$30,648	393	$29,617

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. At December 31, 2013, these borrowings and advances are secured by $19.8 billion of loans.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Contractual maturities of available-for-sale and other securities as of December 31, 2013 and 2012 were:

	2013		2012
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$263,366	$262,752	$60,054	$60,651
1—5 years	1,665,644	1,697,234	1,961,217	2,005,022
6—10 years	1,440,056	1,433,303	1,170,807	1,208,054
Over 10 years	3,662,328	3,577,502	3,989,977	3,967,196
Other securities:
Nonmarketable equity securities	320,991	320,991	308,075	308,075
Marketable equity securities	16,522	16,971	16,877	17,177

Total available-for-sale and other securities	$7,368,907	$7,308,753	$7,507,007	$7,566,175

Other securities at December 31, 2013 and 2012 include nonmarketable equity securities of $165.6 million of stock issued by the FHLB of Cincinnati, none and $3.5 million, respectively, of stock issued by the FHLB of Indianapolis, and $155.4 million and $139.0 million, of Federal Reserve Bank stock, respectively. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2013 and 2012:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2013
U.S. Treasury	$51,301	$303	$—	$51,604
Federal agencies:
Mortgage-backed securities	3,562,444	42,319	(38,542)	3,566,221
Other agencies	313,877	6,105	(94)	319,888

Total U.S. government backed securities	3,927,622	48,727	(38,636)	3,937,713
Municipal securities (1)	1,140,263	18,825	(13,096)	1,145,992
Private-label CMO	51,238	1,188	(3,322)	49,104
Asset-backed securities	1,172,284	6,771	(88,015)	1,091,040
Covered bonds	280,595	5,279	—	285,874
Corporate debt	455,493	11,241	(9,494)	457,240
Other securities	341,412	511	(133)	341,790

Total available-for-sale and other securities	$7,368,907	$92,542	$(152,696)	$7,308,753

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2012
U.S. Treasury	$51,620	$691	$—	$52,311
Federal agencies:
Mortgage-backed securities	4,149,964	114,984	(278)	4,264,670
Other agencies	348,846	10,781	(1)	359,626

Total U.S. government backed securities	4,550,430	126,456	(279)	4,676,607
Municipal securities	489,080	13,927	(2,007)	501,000
Private-label CMO	75,557	1,087	(5,076)	71,568
Asset-backed securities (2)	1,126,315	16,287	(113,519)	1,029,083
Covered bonds	282,080	8,545	—	290,625
Corporate debt	654,693	15,301	(1,852)	668,142
Other securities	328,852	333	(35)	329,150

Total available-for-sale and other securities	$7,507,007	$181,936	$(122,768)	$7,566,175

(1)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.
(2)	Amounts at December 31, 2012 include securities backed by automobile loans with a fair value of $3 million which meet the eligibility requirements for the Term Asset-Backed Securities Loan Facility, administered by the Federal Reserve Bank.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at December 31, 2013 and 2012:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies:
Mortgage-backed securities	1,628,454	(37,174)	12,682	(1,368)	1,641,136	(38,542)
Other agencies	2,069	(94)	—	—	2,069	(94)

Total U.S. Government backed securities	1,630,523	(37,268)	12,682	(1,368)	1,643,205	(38,636)
Municipal securities	551,114	(12,395)	7,531	(701)	558,645	(13,096)
Private label CMO	—	—	22,639	(3,322)	22,639	(3,322)
Asset-backed securities	391,665	(9,720)	107,419	(78,295)	499,084	(88,015)
Corporate debt	146,308	(7,729)	26,155	(1,765)	172,463	(9,494)
Other securities	3,078	(72)	2,530	(61)	5,608	(133)

Total temporarily impaired securities	$2,722,688	$(67,184)	$178,956	$(85,512)	$2,901,644	$(152,696)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal Agencies
Mortgage-backed securities	44,836	(278)	—	—	44,836	(278)
Other agencies	801	(1)	—	—	801	(1)

Total U.S. Government backed securities	45,637	(279)	—	—	45,637	(279)
Municipal securities	51,316	(2,007)	—	—	51,316	(2,007)
Private label CMO	22,793	—	34,617	(5,076)	57,410	(5,076)
Asset-backed securities	28,089	(73)	108,660	(113,446)	136,749	(113,519)
Corporate debt	138,792	(1,472)	119,620	(380)	258,412	(1,852)
Other securities	—	—	1,630	(35)	1,630	(35)

Total temporarily impaired securities	$286,627	$(3,831)	$264,527	$(118,937)	$551,154	$(122,768)

At December 31, 2013, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $2.6 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2013.

The following table is a summary of realized securities gains and losses for the years ended December 31, 2013, 2012, and 2011:

(dollar amounts in thousands)	2013	2012	2011
Gross gains on sales of securities	$2,932	$8,612	$18,641
Gross (losses) on sales of securities	(712)	(2,224)	(14,959)

Net gain (loss) on sales of securities	$2,220	$6,388	$3,682

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the CDO and 2003-2006 vintage private-label CMO portfolios. Of the $49.1 million of the private-label CMO securities reported at fair value at December 31, 2013, approximately $20.4 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run-off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003 to 2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table presents the credit ratings for our CDO and private label CMO securities as of December 31, 2013 and 2012:

Credit Ratings of Selected Investment Securities

			Average Credit Rating of Fair Value Amount (1)
(dollar amounts in thousands)	Amortized Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$51,238	$49,104	$16,964	$—	$—	$11,785	$20,355
Collateralized debt obligations	161,730	84,136	—	—	17,855	—	66,281

Total at December 31, 2013	$212,968	$133,240	$16,964	$—	$17,855	$11,785	$86,636

Total at December 31, 2012	$299,029	$181,606	$22,793	$25,742	$35,763	$3,801	$93,507

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Negative changes to the above credit ratings would generally result in an increase of our risk-weighted assets, and a reduction to our regulatory capital ratios.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at December 31, 2013.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at December 31, 2013 and 2012. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Securities Data

(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$29,629	$12,756	$(16,873)	C	29/33	10%	9%	—%
ICONS	20,000	20,000	15,208	(4,792)	BB	21/22	3	14	52
I-Pre TSL II	20,059	20,009	17,855	(2,154)	A	21/23	5	10	78
MM Comm III	5,669	5,417	4,007	(1,410)	BB	5/9	5	9	33
Pre TSL IX	5,000	3,955	1,955	(2,000)	C	29/43	20	13	4
Pre TSL XI (1)	25,000	21,098	8,130	(12,968)	C	41/60	28	15	—
Pre TSL XIII (1)	28,045	21,274	10,996	(10,278)	C	43/61	29	23	4
Reg Diversified (1)	25,500	6,908	589	(6,319)	D	23/42	40	12	—
Soloso (1)	12,500	2,440	138	(2,302)	C	36/63	32	23	—
Tropic III	31,000	31,000	12,502	(18,498)	CCC	25/40	26	14	38

Total at December 31, 2013	$214,419	$161,730	$84,136	$(77,594)

Total at December 31, 2012	$266,863	$195,760	$84,296	$(111,464)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Security Impairment

Huntington evaluated OTTI on the debt security types listed below.

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

        Collateralized Debt Obligations are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 1% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 1% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.5% to LIBOR plus 15.3% as of December 31, 2013. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2013, we had investments in ten different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS and I-Pre TSL II pools that were not included on the list and believe that it is more likely than not that we will be able to hold these securities to recovery under the final Volcker Rule regulations.

For the periods ended December 31, 2013, 2012 and 2011, the following table summarizes by security type, the total OTTI losses recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—	$(361)
Collateralized Debt Obligations	(1,466)	—	(3,798)
Private label CMO	(336)	(1,614)	(2,550)

Total debt securities	(1,802)	(1,614)	(6,709)

Equity securities	—	(5)	(654)

Total available-for-sale and other securities	$(1,802)	$(1,619)	$(7,363)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2013 and 2012 as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012
Balance, beginning of year	$49,433	$56,764
Reductions from sales	(20,366)	(8,945)
Credit losses not previously recognized	—	—
Additional credit losses	1,802	1,614

Balance, end of year	$30,869	$49,433

As of December 31, 2013, Management has evaluated all other investment securities with unrealized losses and all nonmarketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

During 2013 and 2012, Huntington transferred $292.2 million and $278.7 million, respectively of federal agencies, mortgage-backed securities and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, $0.0 million and $0.1 million, respectively of unrealized net gains were recognized in OCI. The amounts in OCI will be recognized in earnings over the remaining life of the securities as an offset to the adjustment of yield in a manner consistent with the amortization of the premium on the same transferred securities, resulting in an immaterial impact on net income.

Additionally, during 2013 and 2012, Huntington purchased additional federal agencies, mortgage-backed securities and municipal securities, which were classified directly into the held-to-maturity portfolio.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	22,549	24,901	24,739
Over 10 years	3,574,156	3,506,018	1,624,483	1,672,702

Total Federal agencies: mortgage-backed securities	3,599,057	3,528,567	1,649,384	1,697,441

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	38,588	39,075	15,108	15,338
Over 10 years	189,999	185,097	69,399	71,341

Total other agencies	228,587	224,172	84,507	86,679

Total U.S. Government backed agencies	3,827,644	3,752,739	1,733,891	1,784,120

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	9,023	8,159	9,985	9,985

Total municipal securities	9,023	8,159	9,985	9,985

Total held-to-maturity securities	$3,836,667	$3,760,898	$1,743,876	$1,794,105

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2013 and 2012:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$3,599,057	$5,573	$(76,063)	$3,528,567
Other agencies	228,587	776	(5,191)	224,172

Total U.S. Government backed securities	3,827,644	6,349	(81,254)	3,752,739
Municipal securities	9,023	—	(864)	8,159

Total held-to-maturity securities	$3,836,667	$6,349	$(82,118)	$3,760,898

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$1,649,384	$48,219	$(162)	$1,697,441
Other agencies	84,507	2,172	—	86,679

Total U.S. Government backed securities	1,733,891	50,391	(162)	1,784,120
Municipal securities	9,985	—	—	9,985

Total held-to-maturity securities	$1,743,876	$50,391	$(162)	$1,794,105

The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at December 31, 2013 and 2012:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$2,849,198	$(73,711)	$22,548	$(2,352)	$2,871,746	$(76,063)
Other agencies	144,417	(5,191)	—	—	144,417	(5,191)

Total U.S. Government backed securities	2,993,615	(78,902)	22,548	(2,352)	3,016,163	(81,254)
Municipal securities	8,159	(864)	—	—	8,159	(864)

Total temporarily impaired securities	$3,001,774	$(79,766)	$22,548	$(2,352)	$3,024,322	$(82,118)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
Federal Agencies:
Mortgage-backed securities	$24,739	$(162)	$—	$—	$24,739	$(162)

Total U.S. Government backed securities	24,739	(162)	—	—	24,739	(162)

Total temporarily impaired securities	$24,739	$(162)	$—	$—	$24,739	$(162)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2013, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Portfolio

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Residential mortgage loans sold with servicing retained	$3,221,239	$3,954,762	$3,078,475
Pretax gains (1)	102,935	128,408	77,591

(1)	Recorded in mortgage banking income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2013 and 2012:

Fair Value Method

(dollar amounts in thousands)	2013	2012
Fair value, beginning of year	$35,202	$65,001
Change in fair value during the period due to:
Time decay (1)	(2,648)	(2,881)
Payoffs (2)	(11,851)	(14,389)
Changes in valuation inputs or assumptions (3)	13,533	(12,529)

Fair value, end of year	$34,236	$35,202

Weighted-average life (years)	4.2	3.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method

(dollar amounts in thousands)	2013	2012
Carrying value, beginning of year	$85,545	$72,434
New servicing assets created	34,743	36,123
Impairment recovery (charge)	22,023	(4,374)
Amortization and other	(14,247)	(18,638)

Carrying value, end of year	$128,064	$85,545

Fair value, end of year	$143,304	$85,612

Weighted-average life (years)	6.8	3.3

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2013, and 2012 follows:

	December 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	11.90%	$(1,935)	$(3,816)	19.52%	$(2,608)	$(5,051)
Spread over forward interest rate swap rates	1,069 bps	(1,376)	(2,753)	1,288bps	(1,290)	(2,580)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2013 and 2012 follows:

	December 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	6.70%	$(6,813)	$(12,977)	15.45%	$(4,936)	$(9,451)
Spread over forward interest rate swap rates	940 bps	(6,027)	(12,054)	940bps	(3,060)	(6,119)

Total servicing fees included in mortgage banking income amounted to $43.8 million, $46.2 million, and $49.1 million in 2013, 2012, and 2011, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.2 billion, $15.6 billion, and $15.9 billion at December 31, 2013, 2012, and 2011, respectively.

Automobile Portfolio

The following table summarizes activity relating to automobile loans sold and/or securitized with servicing retained for the years ended December 31, 2013, 2012, and 2011:

(dollar amounts in thousands)	2013 (1)	2012	2011
Automobile loans sold with servicing retained	$—	$169,324	$—
Automobile loans securitized with servicing retained	—	2,300,018	1,020,146
Pretax gains (2)	—	42,251	15,454

(1)	Huntington did not sell or securitize any automobile loans in 2013.
(2)	Recorded in noninterest income

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

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2013 and 2012, and the fair value at the end of each period were as follows:

(dollar amounts in thousands)	2013	2012
Carrying value, beginning of year	$35,606	$13,377
New servicing assets created	—	38,043
Impairment charge	—	(75)
Amortization and other	(17,934)	(15,739)

Carrying value, end of year	$17,672	$35,606

Fair value, end of year	$18,193	$36,470

Weighted-average life (years)	3.6	4.3

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at December 31, 2013 and 2012 follows:

	December 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	14.65%	$(584)	$(1,183)	13.80%	$(880)	$(1,771)
Spread over forward interest rate swap rates	500 bps	(7)	(15)	500bps	(18)	(36)

Servicing income, net of amortization of capitalized servicing assets, amounted to $10.3 million, $8.7 million, and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.6 billion, $2.5 billion, and $0.9 billion at December 31, 2013, 2012, and 2011, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
SBA loans sold with servicing retained $	178,874	$209,540	$234,803
Pretax gains resulting from above loan sales (1)	19,556	22,916	21,488

(1)	Recorded in noninterest income

Huntington has retained servicing responsibilities on sold SBA loans and receives annual servicing fees on the outstanding loan balances. SBA loan servicing rights are accounted for using the amortization method. A servicing asset is established at fair value at the time of the sale using a discounted future cash flow model. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows.

The following tables summarize the changes in the carrying value of the servicing asset for the years ended December 31, 2013 and 2012:

(dollar amounts in thousands)	2013	2012
Carrying value, beginning of year	$15,147	$12,022
New servicing assets created	6,105	6,947
Amortization and other	(4,387)	(3,822)

Carrying value, end of year	$16,865	$15,147
Fair value, end of year	$16,865	$15,147

Weighted-average life (years)	3.5	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at December 31, 2013 and 2012 follows:

	December 31, 2013			December 31, 2012
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	5.90%	$(221)	$(438)	6.40%	$(201)	$(398)
Discount rate	1,500 bps	(446)	(873)	1,500bps	(374)	(731)

Servicing income, net of amortization of capitalized servicing assets, amounted to $6.3 million, $5.7 million, and $4.9 million in 2013, 2012, and 2011, respectively. The unpaid principal balance of SBA loans serviced for third parties was $885.4 million, $758.3 million and $555.5 million at December 31, 2013, 2012 and 2011, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. No segments were significantly changed and no reallocation of goodwill occurred in either 2013 or 2012.

A rollforward of goodwill by business segment for the years ended December 31, 2013 and 2012, is presented in the table below:

	Retail &	Regional &
	Business	Commercial			Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	WGH	Other	Consolidated
Balance, January 1, 2012	$286,824	$16,169	$—	$98,951	$42,324	$444,268
Adjustments / Reallocation of goodwill	—	—	—	—	—	—

Balance, December 31, 2012	286,824	16,169	—	98,951	42,324	444,268
Adjustments / Reallocation of goodwill	—	—	—	—	—	—

Balance, December 31, 2013	$286,824	$16,169	$—	$98,951	$42,324	$444,268

Goodwill is not amortized but is evaluated for impairment on an annual basis as of October 1st each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded in 2013, 2012 or 2011.

At December 31, 2013 and 2012, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value
December 31, 2013
Core deposit intangible	$380,249	$(335,552)	$44,697
Customer relationship	106,974	(58,675)	48,299
Other	25,164	(24,967)	197

Total other intangible assets	$512,387	$(419,194)	$93,193

December 31, 2012
Core deposit intangible	$380,249	$(302,003)	$78,246
Customer relationship	104,574	(50,925)	53,649
Other	25,164	(24,902)	262

Total other intangible assets	$509,987	$(377,830)	$132,157

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2014	$36,711
2015	20,550
2016	7,336
2017	6,854
2018	5,983

8. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following in December 31, 2013 and 2012:

	At December 31,
(dollar amounts in thousands)	2013	2012
Land and land improvements	$129,543	$127,280
Buildings	356,555	393,674
Leasehold improvements	227,764	177,395
Equipment	669,482	690,561

Total premises and equipment	1,383,344	1,388,910
Less accumulated depreciation and amortization	(748,687)	(771,653)

Net premises and equipment	$634,657	$617,257

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2013, 2012, and 2011 were:

(dollar amounts in thousands)	2013	2012	2011
Total depreciation and amortization of premises and equipment	$78,601	$76,170	$70,413
Rental income credited to occupancy expense	12,542	11,519	10,878

9. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2013 and 2012 were comprised of the following:

	At December 31,
(dollar amounts in thousands)	2013	2012
Federal funds purchased and securities sold under agreements to repurchase	$548,605	$575,899
Other borrowings	3,538	13,915

Total short-term borrowings	$552,143	$589,814

Other borrowings consist of borrowings from the Treasury and other notes payable.

For each of the three years ended December 31, 2013, 2012, and 2011, weighted average interest rate at year-end, the maximum balance for the year, the average balance for the year, and weighted average interest rate for the year by category of short-term borrowings was as follows:

(dollar amounts in thousands)	2013	2012	2011
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.15%	0.17%
Other short-term borrowings	2.59	1.98	2.74

Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$787,127	$1,590,082	$2,430,992
Other short-term borrowings	19,497	26,071	86,262

Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$692,481	$1,293,348	$2,009,039
Other short-term borrowings	7,815	16,983	46,245

Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.08%	0.14%	0.16%
Other short-term borrowings	1.79	1.36	0.59

10. FEDERAL HOME LOAN BANK ADVANCES

Huntington’s advances from the Federal Home Loan Bank had weighted average interest rates of 0.12% and 0.18% at December 31, 2013 and 2012, respectively. These advances, which predominantly had variable interest rates, were collateralized by qualifying real estate loans. As of December 31, 2013 and 2012, Huntington’s maximum borrowing capacity was $4.8 billion and $4.0 billion, respectively. The advances outstanding at December 31, 2013 of $1.8 billion mature as follows: $1.8 billion in 2014; and less than $0.1 billion in 2018 and thereafter.

11. OTHER LONG-TERM DEBT

Huntington’s other long-term debt consisted of the following:

	At December 31,
(dollar amounts in thousands)	2013	2012
2.60% Huntington Bancshares Incorporated senior note due 2018	$397,306	$—
1.30% Huntington National Bank senior note due 2016	497,317	—
1.35% Huntington National Bank senior note due 2016	349,858	—
4.95% Huntington National Bank medium-term notes due 2018	39,497	41,557
0.88% Securitization trust notes payable due 2018(2)	—	2,086
2.52% Class B preferred securities of subsidiary, no maturity (1)	65,000	65,000
7.88% Class C preferred securities of subsidiary, no maturity	—	50,000
Other	141	141

Total other long-term debt	$1,349,119	$158,784

(1)	Variable effective rate at December 31, 2013, based on one month LIBOR + 2.35 or 2.52%.
(2)	Variable effective rate at December 31, 2012, based on one month LIBOR + 0.67 or 0.88%.

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

In November 2013, the Bank issued $500.0 million of senior notes at 99.979% of face value. The senior bank note issuances mature on November 20, 2016 and have a fixed coupon rate of 1.30%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

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

On July 2, 2013, the Federal Reserve Board voted to adopt final capital rules to implement Basel III requirements for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Based on our review of the final rules and an opinion of outside counsel, dated November 6, 2013, we have determined that there is a significant risk that our Huntington Preferred Capital, Inc. 7.88% Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. On November 7, 2013, the board of directors approved the redemption of Class C preferred securities and on December 31, 2013 (the Redemption Date), Huntington Preferred Capital, Inc. redeemed all of the Class C Preferred Securities at the redemption price of $25.00 per share.

Other long-term debt maturities for the next five years and thereafter are as follows:

Other long-term
(dollar amounts in thousands)	debt maturities
2014	$141
2015	—
2016	850,000
2017	—
2018	435,000
and thereafter	65,000

These maturities are based upon the par values of the long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2013, Huntington was in compliance with all such covenants.

12. SUBORDINATED NOTES

At December 31, Huntington’s subordinated notes consisted of the following:

	At December 31,
(dollar amounts in thousands)	2013	2012
Parent company:
6.21% subordinated notes due 2013	$—	$49,892
7.00% subordinated notes due 2020	323,856	350,656
0.94% junior subordinated debentures due 2027 (1)	111,816	111,816
0.87% junior subordinated debentures due 2028 (2)	54,593	54,593
1.65% junior subordinated debentures due 2036 (3)	72,165	72,165
1.65% junior subordinated debentures due 2036 (3)	74,320	74,320
The Huntington National Bank:
5.00% subordinated notes due 2014	125,109	130,186
5.59% subordinated notes due 2016	108,038	110,321
6.67% subordinated notes due 2018	143,749	150,219
5.45% subordinated notes due 2019	87,214	92,923

Total subordinated notes	$1,100,860	$1,197,091

(1)	Variable effective rate at December 31, 2013, based on three month LIBOR + 0.70%.
(2)	Variable effective rate at December 31, 2013, based on three month LIBOR + 0.625%.
(3)	Variable effective rate at December 31, 2013, based on three month LIBOR + 1.40%.

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

During 2012, Huntington retired $230.3 million of junior subordinated debentures, which resulted in net pre-tax gains of $0.8 million. These transactions have been recorded as gains on early extinguishment of debt, a reduction of noninterest expense, in the Consolidated Financial Statements.

13. OTHER COMPREHENSIVE INCOME

The components of Huntington’s OCI in the three years ended December 31, 2013, 2012, and 2011, were as follows:

	2013
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$235	$(82)	$153
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(125,919)	44,191	(81,728)
Less: Reclassification adjustment for net gains (losses) included in net income	6,211	(2,174)	4,037

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(119,473)	41,935	(77,538)

Unrealized holding (losses) gains on available-for-sale equity securities arising during the period	151	(53)	98
Less: Reclassification adjustment for net losses (gains) included in net income	—	—	—

Net change in unrealized holding gains (losses) on available-for-sale equity securities	151	(53)	98

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(86,240)	30,184	(56,056)
Less: Reclassification adjustment for net losses (gains) losses included in net income	(15,188)	5,316	(9,872)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(101,428)	35,500	(65,928)

Re-measurement obligation	136,452	(47,758)	88,694
Defined benefit pension items	(13,106)	4,588	(8,518)

Net change in pension and post-retirement obligations	123,346	(43,170)	80,176

Total other comprehensive (loss) income	$(97,404)	$34,212	$(63,192)

	2012
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$19,215	$(6,725)	$12,490
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	90,318	(32,137)	58,181
Less: Reclassification adjustment for net gains (losses) included in net income	(4,769)	1,669	(3,100)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	104,764	(37,193)	67,571

Net change in unrealized holding gains (losses) on available-for-sale equity securities	344	(120)	224
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(5,476)	1,907	(3,569)
Less: Reclassification adjustment for net losses (gains) losses included in net income	14,992	(5,237)	9,755

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	9,516	(3,330)	6,186

Net actuarial gains (losses) arising during the year	(105,527)	36,934	(68,593)
Amortization of net actuarial loss and prior service cost included in income	27,013	(9,455)	17,558

Net change in pension and post-retirement obligations	(78,514)	27,479	(51,035)

Total other comprehensive income (loss)	$36,110	$(13,164)	$22,946

	2011
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$11,537	$(4,038)	$7,499
Unrealized holding (losses) gains on available-for-sale debt securities arising during the period	95,586	(33,455)	62,131
Less: Reclassification adjustment for net gains (losses) included in net income	3,681	(1,288)	2,393

Net change in unrealized holding (losses) gains on available-for-sale debt securities	110,804	(38,781)	72,023

Net change in unrealized holding (losses) gains on available-for-sale equity securities	612	(215)	397
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	4,875	(1,703)	3,172
Less: Reclassification adjustment for net losses (gains) losses included in net income	3,107	(1,091)	2,016

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	7,982	(2,794)	5,188

Net actuarial gains (losses) arising during the year	(104,146)	36,451	(67,695)
Amortization of net actuarial loss and prior service cost included in income	21,261	(7,441)	13,820

Net change in pension and post-retirement obligations	(82,885)	29,010	(53,875)

Total other comprehensive (loss) income	$36,513	$(12,780)	$23,733

Activity in accumulated OCI for the three years ended December 31, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, January 1, 2011	$(101,290)	$(427)	$35,710	$(131,489)	$(197,496)

Period change	72,023	397	5,188	(53,875)	23,733

Balance, December 31, 2011	(29,267)	(30)	40,898	(185,364)	(173,763)

Period change	67,571	224	6,186	(51,035)	22,946

Balance, December 31, 2012	38,304	194	47,084	(236,399)	(150,817)

Other comprehensive income before reclassifications	(81,575)	98	(56,056)	88,694	(48,839)
Amounts reclassified from accumulated OCI to earnings	4,037	—	(9,872)	(8,518)	(14,353)

Period change	(77,538)	98	(65,928)	80,176	(63,192)

Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)

(1)	Amount at December 31, 2012 includes $0.2 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the year ended December 31, 2013:

Reclassifications out of accumulated OCI

Accumulated OCI components	Amounts reclassed from accumulated OCI	Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$482	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	(4,891)	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	(1,802)	Noninterest income—net gains (losses) on sale of securities

	(6,211)	Total before tax
	2,174	Tax (expense) benefit

	$(4,037)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$14,979	Interest and fee income—loans and leases
Interest rate contracts	209	Interest and fee income—investment securities
Interest rate contracts	—	Noninterest expense—other expense

	15,188	Total before tax
	(5,316)	Tax (expense) benefit

	$9,872	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(22,293)	Noninterest expense—personnel costs
Prior service costs	3,454	Noninterest expense—personnel costs
Other	(919)	Noninterest expense—personnel costs
Curtailment	32,864	Noninterest expense—personnel costs

	13,106	Total before tax
	(4,588)	Tax (expense) benefit

	$8,518	Net of tax

14. SHAREHOLDERS’ EQUITY

Preferred Stock issued and outstanding

In 2008, Huntington issued 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share. Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock. Since April 15, 2013, at the option of Huntington, the Series A Preferred Stock is subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading day period.

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

Share Repurchase Program

On March 14, 2013, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2013. These actions included an increase in the quarterly dividend per common share to $0.05, starting in the second quarter of 2013 and potential repurchase of up to $227 million of common stock through the first quarter of 2014. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2012. During 2013, Huntington repurchased a total of 16.7 million shares of common stock, at a weighted average share price of $7.46. During 2012, Huntington repurchased a total of 23.3 million shares of common stock, at a weighted average share price of $6.36.

Huntington has the ability to repurchase up to $136 million of additional shares of common stock through the first quarter of 2014. We intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions.

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

	Year ended December 31,
(dollar amounts in thousands, except per share amounts)	2013	2012	2011
Basic earnings per common share:
Net income	$638,741	$641,022	$542,613
Preferred stock dividends, deemed dividends and accretion of discount	(31,869)	(31,989)	(30,813)

Net income available to common shareholders	$606,872	$609,033	$511,800
Average common shares issued and outstanding	834,205	857,962	863,691
Basic earnings per common share	$0.73	$0.71	$0.59

Diluted earnings per common share
Net income available to common shareholders	$606,872	$609,033	$511,800
Effect of assumed preferred stock conversion	—	—	—

Net income applicable to diluted earnings per share	$606,872	$609,033	$511,800
Average common shares issued and outstanding	834,205	857,962	863,691
Dilutive potential common shares:
Stock options and restricted stock units and awards	8,418	4,202	2,916
Shares held in deferred compensation plans	1,351	1,238	1,017
Conversion of preferred stock	—	—	—

Dilutive potential common shares:	9,769	5,440	3,933

Total diluted average common shares issued and outstanding	843,974	863,402	867,624
Diluted earnings per common share	$0.72	$0.71	$0.59

Approximately 6.6 million, 24.4 million, and 23.6 million options to purchase shares of common stock outstanding at the end of 2013, 2012, and 2011, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

16. SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other share-based awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over three years or when other conditions are met. Stock options, which represented a portion of our grant values, have no intrinsic value until the stock price increases. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At December 31, 2013, 24.4 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2013, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2014.

Huntington uses the Black-Scholes option pricing model to value options in determining our share-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates, and updated as necessary, and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is based on the dividend rate and stock price at the date of the grant. Expected volatility is based on the estimated volatility of Huntington’s stock over the expected term of the option.

The following table illustrates the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Assumptions
Risk-free interest rate	0.79%	1.10%	1.95%
Expected dividend yield	2.83	2.38	2.63
Expected volatility of Huntington’s common stock	35.0	34.9	30.0
Expected option term (years)	5.5	6.0	6.0

Weighted-average grant date fair value per share	$1.71	$1.78	$1.40

The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2013, 2012, and 2011:

(dollar amounts in thousands)	2013	2012	2011
Share-based compensation expense	$37,007	$27,873	$19,666
Tax benefit	12,472	9,298	6,708

Huntington’s stock option activity and related information for the year ended December 31, 2013, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2013	26,768	$8.87
Granted	3,299	7.07
Exercised	(2,498)	5.77
Forfeited/expired	(4,269)	16.17

Outstanding at December 31, 2013	23,300	$7.61	4.2	$71,702

Expected to vest at December 31, 2013 (1)	8,893	$6.55	5.3	$27,606

Exercisable at December 31, 2013	13,536	$8.37	3.4	$41,570

(1)	The number of options expected to vest includes an estimate of 871 shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2013, 2012, and 2011, cash received for the exercises of stock options was $14.4 million, $2.3 million and $0.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.8 million, $0.3 million and $0.1 million in 2013, 2012, and 2011, respectively.

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2013, 2012 and 2011, were $7.12, $6.69, and $6.24, respectively. The total fair value of awards vested during the years ended December 31, 2013, 2012, and 2011, was $13.7 million, $9.1 million, and $11.2 million, respectively. As of December 31, 2013, the total unrecognized compensation cost related to nonvested awards was $54.8 million with a weighted-average expense recognition period of 2.4 years.

The following table presents additional information regarding options outstanding as of December 31, 2013:

(amounts in thousands, except years and per share amounts)	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0 to $5.63	2,221	2.6	$4.60	1,896	$4.53
$5.64 to $6.02	8,623	4.4	6.02	5,681	6.02
$6.03 to $15.95	10,265	5.1	6.82	3,768	6.71
$15.96 to $24.56	2,191	0.8	20.64	2,191	20.64

Total	23,300	4.2	$7.61	13,536	$8.37

Huntington also grants restricted stock, restricted stock units, performance share awards and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share awards are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards is the closing market price of Huntington’s common stock on the grant date.

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2013, and activity for the year ended December 31, 2013:

(amounts in thousands, except per share amounts)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	8,484	$6.40	694	$6.77
Granted	6,878	7.13	1,125	7.06
Vested	(2,472)	6.35	—	—
Forfeited	(826)	6.72	(173)	6.91

Nonvested at December 31, 2013	12,064	$6.80	1,646	$6.95

17. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006, 2007, 2008, 2009, and 2010 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. Various state and other jurisdictions remain open to examination, including Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2013, Huntington had gross unrecognized tax benefits of $0.7 million in income tax liability related to tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in thousands)	2013	2012
Unrecognized tax benefits at beginning of year	$6,246	$11,896
Gross decreases for tax positions taken during prior years	(5,048)	(5,650)
Settlements with taxing authorities	(494)	—

Unrecognized tax benefits at end of year	$704	$6,246

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized, $0.2 million of interest benefit, $0.1 million of interest benefit, and $0.1 million of interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. Total interest accrued was $0.1 million and $2.2 million at December 31, 2013 and 2012, respectively. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Current tax provision (benefit)
Federal	$114,096	$24,006	$10,468
State	4,278	6,966	(5,040)

Total current tax provision (benefit)	118,374	30,972	5,428

Deferred tax provision (benefit)
Federal	104,099	186,396	158,709
State	(6,659)	(33,273)	484

Total deferred tax provision (benefit)	97,440	153,123	159,193

Provision for income taxes	$215,814	$184,095	$164,621

The following is a reconcilement of provision for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Provision for income taxes computed at the statutory rate	$299,094	$288,791	$247,532
Increases (decreases):
Tax-exempt income	(34,378)	(15,752)	(9,695)
Tax-exempt bank owned life insurance income	(19,747)	(19,151)	(21,169)
Dividends	—	—	(17,744)
General business credits	(39,868)	(49,654)	(31,269)
State deferred tax asset valuation allowance adjustment, net	(6,020)	(21,251)	—
Capital loss	(961)	(18,659)	(7,000)
Affordable housing investment amortization	10,162	13,621	5,983
State income taxes, net	4,472	4,152	(2,962)
Other	3,060	1,998	945

Provision for income taxes	$215,814	$184,095	$164,621

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in thousands)	2013	2012
Deferred tax assets:
Allowances for credit losses	$244,684	$282,175
Net operating and other loss carryforward	153,826	117,435
Fair value adjustments	115,874	84,740
Tax credit carryforward	50,137	97,797
Accrued expense/prepaid	39,636	39,813
Market discount	20,671	—
Partnership investments	20,550	7,148
Purchase accounting adjustments	14,096	8,383
Other	10,437	17,883

Total deferred tax assets	669,911	655,374

Deferred tax liabilities:
Lease financing	146,814	122,395
Loan origination costs	82,345	61,189
Mortgage servicing rights	48,007	30,686
Operating assets	46,524	35,655
Purchase accounting adjustments	39,578	50,704
Securities adjustments	33,719	30,713
Pension and other employee benefits	12,608	33,898
Other	11,313	21,447

Total deferred tax liabilities	420,908	386,687

Net deferred tax asset before valuation allowance	249,003	268,687
Valuation allowance	(111,435)	(64,812)

Net deferred tax asset	$137,568	$203,875

At December 31, 2013, Huntington’s net deferred tax asset related to loss and other carryforwards was $203.9 million. This was comprised of federal net operating loss carryforwards of $5.4 million, which will begin expiring in 2023, $52.1 million of state net operating loss carryforward, which will begin expiring in 2015, an alternative minimum tax credit carryforward of $50.1 million, which may be carried forward indefinitely, and a capital loss carryforward of $96.3 million, which will expire in 2015. A valuation allowance of $96.3 million has been established for the capital loss carryforward because Management believes that it is more likely than not that the realization of this asset will not occur.

In prior periods, Huntington established a full valuation allowance against state deferred tax assets and state net operating loss carryforwards based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax asset and net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted state taxable income, the Company believes that it is more likely than not that a portion of the state deferred tax asset and state net operating loss carryforwards will be realized. As a result of this analysis, the valuation allowance was reduced to $15.1 million at December 31, 2013, compared to $64.8 million at December 31, 2012, for the portion of the deferred tax asset and state net operating loss carryforwards the Company expects to realize.

18. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified during the current year and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2013.

During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013. As a result of the accounting treatment for the unamortized prior service pension cost and the change in the projected benefit obligation, a one-time, non-cash, pre-tax gain of approximately $33.9 million was recognized in the 2013 third quarter. The net gain includes a gain of $34.6 million associated with the Plan and a loss of $0.7 million associated with the SRIP plan.

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

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2013 and 2012, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.89%	3.83%	4.27%	3.28%
Rate of compensation increase	N.A.	4.50	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate (1)	4.15	4.57	3.28	4.34
Expected return on plan assets	7.63	8.00	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A

N/A—Not Applicable

(1)	The 2013 expense was remeasured as of July 1, 2013. The discount rate was 3.83% from January 1, 2013 to July 1, 2013, and was changed to 4.47% for the period from July 1, 2013 to December 31, 2013.

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

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
(dollar amounts in thousands)	2013	2012	2013	2012
Projected benefit obligation at beginning of measurement year	$783,778	$656,339	$27,787	$32,851
Changes due to:
Service cost	25,122	24,869	—	—
Interest cost	30,112	29,215	862	1,350
Benefits paid	(14,886)	(13,719)	(3,170)	(3,850)
Settlements	(19,363)	(10,444)	—	—
Plan amendments	(13,559)	—	—	—
Plan curtailments	(7,875)	—	—	—
Medicare subsidies	—	—	564	740
Actuarial assumptions and gains and losses	(98,330)	97,518	(374)	(3,304)
Total changes	(98,779)	127,439	(2,118)	(5,064)

Projected benefit obligation at end of measurement year	$684,999	$783,778	$25,669	$27,787

Benefits paid for post-retirement are net of retiree contributions collected by Huntington. The actual contributions received in 2013 by Huntington for the retiree medical program were $2.9 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2013 and 2012 measurement dates:

	Pension
	Benefits
(dollar amounts in thousands)	2013	2012
Fair value of plan assets at beginning of measurement year	$633,617	$538,970
Changes due to:
Actual return on plan assets	49,652	43,810
Employer contributions	—	75,000
Settlements	(19,363)	(10,444)
Benefits paid	(14,886)	(13,719)

Total changes	15,403	94,647

Fair value of plan assets at end of measurement year	$649,020	$633,617

Huntington’s accumulated benefit obligation under the Plan was $685.0 million and $775.2 million at December 31, 2013 and 2012. As of December 31, 2013, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $36.0 million and the projected benefit obligation exceeded the fair value of Huntington’s plan assets by $36.0 million.

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2013:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in thousands)	2013	2012	2011	2013	2012		2011
Service cost	$25,122	$24,869	$21,650	$—	$		$
Interest cost	30,112	29,215	30,073	862		1,350		1,618
Expected return on plan assets	(47,716)	(45,730)	(43,290)	—		—		—
Amortization of transition asset	—	(4)	(5)	—		—		—
Amortization of prior service cost	(2,883)	(5,767)	(5,767)	(1,353)		(1,353)		(1,354)
Amortization of loss	23,044	26,956	23,494	(600)		(332)		(423)
Curtailment	(34,613)	—	—	—		—		—
Settlements	8,116	5,405	5,483	—		—		—

Benefit costs	$1,182	$34,944	$31,638	$(1,091)		$(335)		$(159)

Included in benefit costs are $1.7 million, $1.1 million, and $0.8 million of plan expenses that were recognized in the three years ended December 31, 2013, 2012, and 2011. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2014, Management expects net periodic pension benefit, excluding any expense of settlements, to approximate $5.9 million for 2014. The postretirement medical and life subsidy was eliminated for anyone that retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.

The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $1.3 million, and a $6.3 million benefit, respectively.

At December 31, 2013 and 2012, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	2013		2012
Cash	$—	—%	$22	—%
Cash equivalents:
Huntington funds—money market	803	—	6,012	1
Fixed income:
Huntington funds—fixed income funds	74,048	11	84,688	13
Corporate obligations	180,757	28	149,241	24
U.S. Government Obligations	51,932	8	36,595	6
U.S. Government Agencies	6,146	1	7,511	1
Equities:
Huntington funds	289,379	45	312,479	49
Exchange Traded Funds	24,705	4	—	—
Huntington common stock	20,324	3	37,069	6
Limited Partnerships	926	—	—	—

Fair value of plan assets	$649,020	100%	$633,617	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2013, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At December 31, 2013, Plan assets were invested 52% in equity investments, and 48% in bonds, with an average duration of 11.8 years on bond investments. The estimated life of benefit obligations was 11 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

The following table shows the number of shares and dividends received on shares of Huntington stock held by the Plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2013	2012
Shares in Huntington common stock(1)	2,095,304	5,764,986
Dividends received on shares of Huntington stock	$992	$1,085

(1)	The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

At December 31, 2013, the following table shows when benefit payments were expected to be paid:

		Post-
	Pension	Retirement
(dollar amounts in thousands)	Benefits	Benefits
2014	$44,924	$2,919
2015	43,610	2,680
2016	41,308	2,437
2017	40,736	2,228
2018	40,216	2,029
2019 through 2022	196,628	8,470

Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2013 plan year. Anticipated contributions for 2014 to the post-retirement benefit plan are $2.9 million.

The assumed healthcare cost trend rate has an effect on the amounts reported. A one percentage point increase would increase the accumulated post-retirement benefit obligation by $150.9 thousand and would decrease interest costs by $5.7 thousand. A one percentage point decrease would decrease service costs by $111.3 thousand and would increase interest costs by $5.4 thousand.

The 2014 and 2013 healthcare cost trend rate was projected to be 7.5% for pre-65 aged participants and 7.8% for post-65 aged participants. These rates are assumed to decrease gradually until they reach 4.5% for both pre-65 aged participants and post-65 aged participants in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2013 and 2012, Huntington has an accrued pension liability of $29.2 million and $35.4 million, respectively, associated with these plans. Pension expense for the plans was $4.2 million, $2.5 million, and $1.8 million in 2013, 2012, and 2011, respectively. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s SRIP plan effective December 31, 2013.

The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2013 and 2012 for all of Huntington defined benefit plans:

(dollar amounts in thousands)	2013	2012
Accrued expenses and other liabilities	$90,842	$213,335

The following tables present the amounts recognized in OCI as of December 31, 2013, 2012, and 2011, and the changes in accumulated OCI for the years ended December 31, 2013, 2012, and 2011:

(dollar amounts in thousands)	2013	2012	2011
Net actuarial loss	$(166,078)	$(262,187)	$(215,628)
Prior service cost	9,855	25,788	30,261
Transition liability	—	—	3

Defined benefit pension plans	$(156,223)	$(236,399)	$(185,364)

	2013
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(363,691)	$127,292	$(236,399)
Net actuarial (loss) gain:
Amounts arising during the year	118,666	(41,532)	77,134
Amortization included in net periodic benefit costs	29,194	(10,218)	18,976
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(24,514)	8,580	(15,934)
Transition obligation:
Amortization included in net periodic benefit costs	—	—	—

Balance, end of year	$(240,345)	$84,122	$(156,223)

	2012
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(285,177)	$99,813	$(185,364)
Net actuarial (loss) gain:
Amounts arising during the year	(105,527)	36,934	(68,593)
Amortization included in net periodic benefit costs	33,880	(11,858)	22,022
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,865)	2,403	(4,462)
Transition obligation:
Amortization included in net periodic benefit costs	(2)	—	(2)

Balance, end of year	$(363,691)	$127,292	$(236,399)

	2011
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(202,292)	$70,803	$(131,489)
Net actuarial (loss) gain:
Amounts arising during the year	(104,146)	36,451	(67,695)
Amortization included in net periodic benefit costs	28,077	(9,827)	18,250
Prior service cost:
Amortization included in net periodic benefit costs	(6,811)	2,384	(4,427)
Transition obligation:
Amortization included in net periodic benefit costs	(5)	2	(3)

Balance, end of year	$(285,177)	$99,813	$(185,364)

Huntington has a defined contribution plan that is available to eligible employees. Starting January 1, 2013, Huntington matched participant contributions, up to the first 4% of base pay contributed to the Plan.

The following table shows the costs of providing the defined contribution plan as of December 31:

	December 31,
(dollar amounts in thousands)	2013	2012	2011
Defined contribution plan	$18,238	$16,926	$14,980

The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan as of December 31:

	December 31,
(dollar amounts in thousands, except share amounts)	2013	2012
Shares in Huntington common stock	13,624,429	14,892,094
Market value of Huntington common stock	$131,476	$95,160
Dividends received on shares of Huntington stock	2,567	2,414

19. FAIR VALUES OF ASSETS AND LIABILITIES

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 88% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 11% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, pooled-trust-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

The Alt-A, private label CMO and CDO securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The Alt-A and private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of the pooled-trust-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

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

CDOs are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of CDO securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third party pricing specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.

Huntington utilizes the same processes to determine the fair value of investment securities classified as held-to-maturity for impairment evaluation purposes.

Automobile loans

Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for these automobile loan receivables at fair value per guidance supplied in ASC 825. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2013
Assets
Mortgage loans held for sale	$—	$278,928	$—	$—	$278,928

Trading account securities:
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	834	—	—	834
Municipal securities	—	2,180	—	—	2,180
Other securities	32,081	478	—	—	32,559

	32,081	3,492	—	—	35,573

Available-for-sale and other securities:
U.S. Treasury securities	51,604	—	—	—	51,604
Federal agencies: Mortgage-backed (2)	—	3,566,221	—	—	3,566,221
Federal agencies: Other agencies	—	319,888	—	—	319,888
Municipal securities	—	491,455	654,537	—	1,145,992
Private-label CMO	—	16,964	32,140	—	49,104
Asset-backed securities	—	983,621	107,419	—	1,091,040
Covered bonds	—	285,874	—	—	285,874
Corporate debt	—	457,240	—	—	457,240
Other securities	16,971	3,828	—	—	20,799

	68,575	6,125,091	794,096	—	6,987,762
Automobile loans	—	—	52,286	—	52,286

MSRs	—	—	34,236	—	34,236

Derivative assets	36,774	219,045	3,066	(58,856)	200,029

Liabilities

Derivative liabilities	22,787	124,123	676	(18,312)	129,274

Short-term borrowings	—	1,089	—	—	1,089

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2012
Assets
Mortgage loans held for sale	$—	$452,949	$—	$—	$452,949

Trading account securities:
Federal agencies: Mortgage-backed	—	—	—	—	—
Municipal securities	—	15,218	—	—	15,218
Other securities	75,729	258	—	—	75,987

	75,729	15,476	—	—	91,205

Available-for-sale and other securities:
U.S. Treasury securities	52,311	—	—	—	52,311
Federal agencies: Mortgage-backed (2)	—	4,264,670	—	—	4,264,670
Federal agencies: Other agencies (3)	—	359,626	—	—	359,626
Municipal securities	—	439,772	61,228	—	501,000
Private-label CMO	—	22,793	48,775	—	71,568
Asset-backed securities	—	919,046	110,037	—	1,029,083
Covered bonds	—	290,625	—	—	290,625
Corporate debt	—	668,142	—	—	668,142
Other securities	17,177	3,898	—	—	21,075

	69,488	6,968,572	220,040	—	7,258,100
Automobile loans	—	—	142,762	—	142,762
MSRs	—	—	35,202	—	35,202
Derivative assets	6,368	465,517	13,180	(99,368)	385,697
Liabilities
Derivative liabilities	6,813	228,312	478	(83,415)	152,188

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)	During 2013 and 2012, Huntington transferred $292.2 million and $278.2 million, respectively of federal agencies: mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All securities were previously classified as Level 2 in the fair value hierarchy.
(3)	During 2012, Huntington transferred $0.5 million of federal agencies: other agencies securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All securities were previously classified as Level 2 in the fair value hierarchy.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2013, 2012, and 2011 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology:

	Level 3 Fair Value Measurements Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Total gains / losses:
Included in earnings	(966)	(5,944)	2,129	(180)	(2,244)	(358)
Included in OCI	—	—	9,075	1,703	35,139	—
Other (1)	—	—	600,435	—	—	—
Sales	—	—	—	(10,254)	(16,711)	—
Repayments	—	—	—	—	—	(90,118)
Settlements	—	(4,368)	(18,330)	(7,904)	(18,802)	—

Balance, end of year	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(966)	$(5,944)	$9,075	$1,703	$35,139	$(358)

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Total gains / losses:
Included in earnings	(29,799)	10,617	—	(796)	(59)	(1,230)
Included in OCI	—	—	(1,637)	8,245	23,138	—
Sales	—	—	(3,040)	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(152,258)
Settlements	—	2,254	(29,187)	(15,855)	(13,888)	—

Balance, end of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(29,799)	$5,818	$(1,637)	$8,245	$23,138	$(1,230)

	Level 3 Fair Value Measurements
	Year ended December 31, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$125,679	$966	$149,806	$121,925	$162,684	$522,717
Total gains / losses:
Included in earnings	(60,678)	211	—	(1,673)	(3,065)	(6,577)
Included in OCI	—	—	—	349	2,070	—
Purchases	—	—	1,760	—	—	—
Sales	—	—	—	(20,958)	—	—
Repayments	—	—	—	—	—	(219,890)
Settlements	—	(1,346)	(56,474)	(27,279)	(39,991)	—

Balance, end of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(60,678)	$(1,135)	$—	$(1,494)	$595	$(6,577)

(1)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2013, 2012, and 2011:

	Level 3 Fair Value Measurements
	Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(966)	$(5,944)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(1,466)	—
Interest and fee income	—	—	2,129	156	(778)	(3,569)
Noninterest income	—	—	—	—	—	3,211

Total	$(966)	$(5,944)	$2,129	$(180)	$(2,244)	$(358)

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(29,799)	$10,617	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,614)	—	—
Interest and fee income	—	—	—	818	(59)	(6,950)
Noninterest income	—	—	—	—	—	5,720

Total	$(29,799)	$10,617	$—	$(796)	$(59)	$(1,230)

	Level 3 Fair Value Measurements
	Year ended December 31, 2011
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Asset- Municipal securities	Private label CMO	backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(60,678)	$6,635	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(2,551)	(4,159)	—
Interest and fee income	—	—	—	878	1,094	(11,645)
Noninterest income	—	(6,424)	—	—	—	5,068

Total	$(60,678)	$211	$—	$(1,673)	$(3,065)	$(6,577)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2013			December 31, 2012
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$278,928	$276,945	$1,983	$452,949	$438,254	$14,695
Automobile loans	52,286	50,800	1,486	142,762	140,916	1,846

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2013, 2012 and 2011:

	Net gains (losses) from fair value changes Year ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Assets
Mortgage loans held for sale	$(12,711)	$4,284	$13,842
Automobile loans	(360)	(1,231)	(6,577)
Liabilities
Securitization trust notes payable	—	(2,023)	(7,731)

	Gains (losses) included in fair value changes
	associated with instrument specific credit risk
	Year ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Assets
Automobile loans	$2,207	$2,749	$6,610

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2013, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at December 31,	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Year Ended December31,
2013
Impaired loans	$114,256	$—	$—	$114,256	$(39,228)
Other real estate owned	27,664	—	—	27,664	$4,302

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. During the year ended December 31, 2013, Huntington identified $114.3 million of impaired loans for which the fair value is recorded based upon collateral value. For the year ended December 31, 2013, nonrecurring fair value losses of $39.2 million were recorded within the provision for credit losses.

Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third party price opinions, less estimated selling costs. During the year ended December 31, 2013, Huntington recorded $27.7 million of OREO assets at fair value and recognized gains of $4.3 million, recorded within noninterest expense.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Significant	Range
(dollar amounts in thousands)	December 31, 2013	Technique	Unobservable Input	(Weighted Average)
MSRs	$34,236	Discounted cash flow	Constant prepayment rate (CPR)	7% – 32%(12%)
			Spread over forward interest rate swap rates	-158 – 4,216(1,069)

Derivative assets	3,066	Consensus Pricing	Net market price	-5.25% – 13.53%(1.3%)
Derivative liabilities	676		Estimated Pull thru %	50% – 89%(78%)

Municipal securities	654,537	Discounted cash flow	Discount rate	1.6% – 4.5%(2.4%)

Private-label CMO	32,140	Discounted cash flow	Discount rate	2.9% – 8.3%(6.3%)
			Constant prepayment rate (CPR)	12.0% – 31.6%(18.0%)
			Probability of default	0.1% – 4.0%(0.7%)
			Loss Severity	8.0% – 64.0%(38.2%)

Asset-backed securities	107,419	Discounted cash flow	Discount rate	3.7% – 15.5%(8.1%)
			Constant prepayment rate (CPR)	5.7% – 5.7%(5.7%)
			Cumulative prepayment rate	0.0% – 100%(16.6%)
			Constant default	1.4% – 4.0%(2.8%)
			Cumulative default	0.5% – 100%(18.2%)
			Loss given default	20% – 100%(93.7%)
			Cure given deferral	0.0% – 75%(35.8%)
			Loss severity	49.0% – 69.0%(63.5%)

Automobile loans	52,286	Discounted cash flow	Constant prepayment rate (CPR)	79.2%
			Discount rate	0.3% – 5.0%(1.5%)

Impaired loans	114,256	Appraisal value	NA	NA

Other real estate owned	27,664	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,058,175	$1,058,175	$1,333,727	$1,333,727
Trading account securities	35,573	35,573	91,205	91,205
Loans held for sale	326,212	326,212	764,309	773,013
Available-for-sale and other securities	7,308,753	7,308,753	7,566,175	7,566,175
Held-to-maturity securities	3,836,667	3,760,898	1,743,876	1,794,105
Net loans and direct financing leases	42,472,630	40,976,014	39,959,350	38,401,965
Derivatives	200,029	200,029	385,697	385,697
Financial Liabilities:
Deposits	47,506,718	48,132,550	46,252,683	46,330,715
Short-term borrowings	552,143	543,552	589,814	584,671
Federal Home Loan Bank advances	1,808,293	1,808,558	1,008,959	1,008,959
Other long term debt	1,349,119	1,342,890	158,784	156,719
Subordinated notes	1,100,860	1,073,116	1,197,091	1,183,827
Derivatives	129,274	129,274	152,188	152,188

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2013 and December 31, 2012:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	3,760,898	—	3,760,898
Net loans and direct financing leases	—	—	40,976,014	40,976,014
Financial liabilities
Deposits	—	42,279,542	5,853,008	48,132,550
Short-term borrowings	—	—	543,552	543,552
Federal Home Loan Bank advances	—	—	1,808,558	1,808,558
Other long-term debt	—	—	1,342,890	1,342,890
Subordinated notes	—	—	1,073,116	1,073,116

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2012
Financial Assets
Loans held for sale	$—	$—	$316,007	$316,007
Held-to-maturity securities	—	1,794,105	—	1,794,105
Net loans and direct financing leases	—	—	38,259,203	38,259,203
Financial liabilities
Deposits	—	39,136,127	7,194,588	46,330,715
Short-term borrowings	—	—	584,671	584,671
Other long-term debt	—	2,124	154,595	156,719
Subordinated notes	—	—	1,183,827	1,183,827

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

Derivatives used in Asset and Liability Management Activities

Huntington engages in balance sheet hedging activity, principally for asset liability management purposes, to convert fixed rate assets or liabilities into floating rate or vice versa. Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are used to convert floating rate loans made to customers into fixed rate loans.

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2013, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$8,548,000	$8,548,000
Deposits	96,300	—	96,300
Subordinated notes	598,000	—	598,000
Other long-term debt	1,285,000	—	1,285,000

Total notional value at December 31, 2013	$1,979,300	$8,548,000	$10,527,300

The following table presents additional information about the interest rate swaps and caps used in Huntington’s asset and liability management activities at December 31, 2013:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$8,548,000	2.8	$(31,446)	0.93%	0.40%
Liability conversion swaps
Receive fixed—generic	1,979,300	3.7	56,123	2.14	0.27

Total swap portfolio	$10,527,300	3.0	$24,677	1.16%	0.37%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $95.4 million, $107.5 million, and $113.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, 2013, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at December 31, 2013 and 2012 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets

	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$49,998	$169,222
Interest rate contracts not designated as hedging instruments	169,047	296,295
Foreign exchange contracts not designated as hedging instruments	28,499	5,605
Commodity contracts not designated as hedging instruments	4,278	—

Total contracts	$251,822	$471,122

Liability derivatives included in accrued expenses and other liabilities

	December 31,
(dollar amounts in thousands)	2013	2012
Interest rate contracts designated as hedging instruments	$25,321	$—
Interest rate contracts not designated as hedging instruments	99,247	228,757
Foreign exchange contracts not designated as hedging instruments	18,909	4,655
Commodity contracts not designated as hedging instruments	3,838	—

Total contracts	$147,315	$233,412

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(4,006)	$(2,526)	$801
Change in fair value of hedged deposits (1)	4,003	2,601	(1,050)
Change in fair value of interest rate swaps hedging subordinated notes (2)	(44,699)	1,432	45,480
Change in fair value of hedged subordinated notes (2)	44,699	(1,432)	(45,480)
Change in fair value of interest rate swaps hedging other long-term debt (2)	(5,716)	114	2,493
Change in fair value of hedged other long-term debt (2)	6,843	(114)	(2,493)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other-long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion) (pre-tax)
(dollar amounts in thousands)	2013	2012	2011		2013	2012	2011
Interest rate contracts
Loans	$(56,056)	$(2,866)	$2,469	Interest and fee income—loans and leases	$(14,979)	$14,849	$3,080
Investment securities	—	(703)	703	Interest and fee income—investment securities	(209)	—	—
Subordinated notes	—	—	—	Interest expense—subordinated notes and other long-term debt	—	143	27

Total	$(56,056)	$(3,569)	$3,172		$(15,188)	$14,992	$3,107

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $26.4 million after-tax, of unrealized gains on cash flow hedging derivatives currently in OCI.

The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2013, 2012, and 2011:

	December 31,
(dollar amounts in thousands)	2013	2012	2011
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$878	$(179)	$98

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2013 and 2012, were $80.5 million and $63.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.3 billion and $12.0 billion at December 31, 2013 and 2012, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $160.4 million and $296.1 million at the same dates, respectively.

Financial assets and liabilities that are offset in the Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 19. Huntington records these derivatives net of any master netting arrangement in the Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

All derivatives are carried on the Consolidated Balance Sheets at fair value. Derivative balances are presented on a net basis taking into consideration the effects of legally enforceable master netting agreements. Cash collateral exchanged with counterparties is also netted against the applicable derivative fair values. Huntington enters into derivative transactions with two primary groups: broker-dealers and banks, and Huntington’s customers. Different methods are utilized for managing counterparty credit exposure and credit risk for each of these groups.

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

At December 31, 2013 and December 31, 2012, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $15.2 million and $17.4 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At December 31, 2013, Huntington pledged $113.7 million of investment securities and cash collateral to counterparties, while other counterparties pledged $98.2 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets
				Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
December 31, 2013 Derivatives	$300,903	$(111,458)	$189,445	$(35,205)	$(360)	$153,880
December 31, 2012 Derivatives	473,374	(101,620)	371,754	(62,409)	(755)	308,590

Offsetting of Financial Liabilities and Derivative Liabilities
					Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
December 31, 2013	Derivatives	$196,397	$(76,539)	$119,858	$(86,204)	$290	$33,944
December 31, 2012	Derivatives	235,664	(85,667)	149,997	(97,233)	(455)	52,309

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

	At December 31,
(dollar amounts in thousands)	2013	2012
Derivative assets:
Interest rate lock agreements	$3,066	$13,180
Forward trades and options	3,997	763

Total derivative assets	7,063	13,943

Derivative liabilities:
Interest rate lock agreements	(231)	(33)
Forward trades and options	(40)	(2,158)

Total derivative liabilities	(271)	(2,191)

Net derivative asset (liability)	$6,792	$11,752

The total notional value of these derivative financial instruments at December 31, 2013 and 2012, was $0.5 billion and $2.3 billion, respectively. The total notional amount at December 31, 2013 corresponds to trading assets with a fair value of $0.9 million and trading liabilities with a fair value of $1.1 million. Net trading gains (losses) related to MSR hedging for the years ended December 31, 2013, 2012, and 2011, were $(25.0) million, $31.3 million, and $42.1 million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

21. VIEs

Consolidated VIEs

Consolidated VIEs at December 31, 2013 consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheets at December 31, 2013 and 2012:

	2009	2006	Other
	Automobile	Automobile	Consolidated
	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2013
Assets:
Cash	$8,580	$79,153	$—	$87,733
Loans and leases	52,286	151,171	—	203,457
Allowance for loan and lease losses	—	(711)	—	(711)

Net loans and leases	52,286	150,460	—	202,746
Accrued income and other assets	235	485	262	982

Total assets	$61,101	$230,098	$262	$291,461

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	262	262

Total liabilities	$—	$—	$262	$262

	2009	2006	Other
	Automobile	Automobile	Consolidated
	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2012
Assets:
Cash	$12,577	$91,113	$—	$103,690
Loans and leases	142,762	356,162	—	498,924
Allowance for loan and lease losses	—	(2,671)	—	(2,671)

Net loans and leases	142,762	353,491	—	496,253
Accrued income and other assets	617	1,353	288	2,258

Total assets	$155,956	$445,957	$288	$602,201

Liabilities:
Other long-term debt	$—	$2,086	$—	$2,086
Accrued interest and other liabilities	—	1	288	289

Total liabilities	$—	$2,087	$288	$2,375

Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. All securitized notes were repaid prior to December 21, 2013. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses associated with interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary to the VIE at December 31, 2013 and 2012.

	December 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$5,975	$—	$5,975
2012-2 Automobile Trust	7,396	—	7,396
2011 Automobile Trust	3,040	—	3,040
Tower Hill Securities, Inc.	66,702	65,000	66,702
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	390,639	144,376	390,639

Total	$487,516	$522,270	$473,752

	December 31, 2012
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$12,649	$—	$12,649
2012-2 Automobile Trust	13,616	—	13,616
2011 Automobile Trust	7,076	—	7,076
Tower Hill Securities, Inc.	87,075	65,000	87,075
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	391,878	152,047	391,878

Total	$526,058	$529,941	$512,294

2012-1 AUTOMOBILE TRUST, 2012-2 AUTOMOBILE TRUST, and 2011 AUTOMOBILE TRUST

During the 2012 first and fourth quarters, and 2011 third quarter, we transferred automobile loans totaling $1.0 billion, $1.3 billion, and $1.0 billion, respectively to trusts in separate securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

TRUST-PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2013 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.94	%(2)	$111,816	$6,186
Huntington Capital II	0.87	%(3)	54,593	3,093
Sky Financial Capital Trust III	1.65	%(4)	72,165	2,165
Sky Financial Capital Trust IV	1.65	%(4)	74,320	2,320

Total			$312,894	$13,764

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at December 31, 2013, based on three month LIBOR + 0.70.
(3)	Variable effective rate at December 31, 2013, based on three month LIBOR + 0.625.
(4)	Variable effective rate at December 31, 2013, based on three month LIBOR + 1.40.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect their performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the equity or effective yield method to account for its investments in these entities. These investments are included in accrued income and other assets. At December 31, 2013 and 2012, Huntington has commitments of $556.9 million (net of amortization: $390.6) and $532.1 million (net of amortization: $391.9), respectively, of which $412.5 million and $380.0 million, respectively, were funded. The unfunded portion is included in accrued expenses and other liabilities.

22. Commitments and Contingent Liabilities

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2013, and December 31, 2012, were as follows:

	At December 31,
(dollar amounts in thousands)	2013	2012
Contract amount represents credit risk
Commitments to extend credit
Commercial	$10,198,327	$9,209,094
Consumer	6,544,606	6,189,447
Commercial real estate	765,982	797,605
Standby letters of credit	439,834	514,705

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a borrower to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $2.1 million and $1.4 million at December 31, 2013 and 2012, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2013, Huntington had $440 million of standby letters-of-credit outstanding, of which 84% were collateralized. Included in this $440 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal loan grading system to assess an estimate of loss on its loan and lease portfolio. The same loan grading system is used to help monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of December 31, 2013, approximately $96 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $343 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and none were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At December 31, 2013 and 2012, Huntington had commitments to sell residential real estate loans of $452.6 million and $849.8 million, respectively. These contracts mature in less than one year.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $120.0 million at December 31, 2013. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had financing relationships with Cyberco, against the Bank, which alleged that Cyberco defrauded plaintiffs and converted plaintiffs’ property through various means in connection with the equipment leasing scheme and alleged that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleged that the Bank’s actions entitled one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate’s recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013, and the Sixth Circuit Court of Appeals affirmed the District Court’s judgment in an opinion issued on April 8, 2013. The plaintiffs then filed a motion for rehearing en banc, which the Sixth Circuit denied on May 30, 2013. The period for plaintiffs to seek review in the United States Supreme Court has passed, and the case is completed.

The Bank has also been involved with the Chapter 7 bankruptcy proceedings of both Cyberco, filed on December 9, 2004, and Teleservices, filed on January 21, 2005. The Cyberco bankruptcy trustee commenced an adversary proceeding against the Bank on December 8, 2006, seeking over $70.0 million he alleged was transferred to the Bank. The Bank responded with a motion to dismiss and all but the preference claims were dismissed on January 29, 2008. The Cyberco bankruptcy trustee alleged preferential transfers in the amount of approximately $1.2 million. The Bankruptcy Court ordered the case to be tried in July 2012, and entered a pretrial order governing all pretrial conduct. The Bank filed a motion for summary judgment based on the Cyberco trustee seeking recovery in connection with the same alleged transfers as the Teleservices trustee in the case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

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

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court gave a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $4.0 million credit, but ruled approximately $0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee can recover. Therefore, the Bankruptcy Court’s recommended award was reduced by this $0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, were not reduced to judgment by the Bankruptcy Court because it lacked jurisdiction to enter a judgment. Rather, the Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan, recommending a judgment be entered in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The District Court is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions.

In the pending bankruptcy cases of Cyberco and Teleservices, the Bank moved to substantively consolidate the two bankruptcy estates, principally on the ground that Teleservices was the alter ego and a mere instrumentality of Cyberco at all times. On July 2, 2010, the Bankruptcy Court issued an Opinion and Order denying the Bank’s motions for substantive consolidation of the two bankruptcy estates. The Bank appealed that decision to the Bankruptcy Appellate Panel (BAP) for the Sixth Circuit, which ruled that the order denying substantive consolidation would not be a final order until the Bankruptcy Court issued its opinion on the Bank’s defenses in the Teleservices adversary proceeding, and dismissed the appeal. The Bank appealed the BAP’s decision to the Sixth Circuit. When the Bankruptcy Court issued its March 17, 2010, opinion in the Teleservices adversary proceeding, the Bank again appealed the order denying substantive consolidation to the BAP, which appeal was held in abeyance pending decision by the Sixth Circuit on the appeal of the BAP’s 2010 order. On August 30, 2013, the Sixth Circuit affirmed the BAP’s 2010 decision dismissing the original appeal. The Bank filed a status report with the BAP on the second appeal and the trustees moved to dismiss the second appeal on the ground that the Bankruptcy Court’s orders denying substantive consolidation were still not final orders. The BAP granted the trustees’ motion in an Order dated December 23, 2013.

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

Commitments Under Operating Lease Obligations

At December 31, 2013, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013, were as follows: $48.9 million in 2014, $47.1 million in 2015, $43.1 million in 2016, $40.0 million in 2017, $37.1 million in 2018, and $189.0 million thereafter. At December 31, 2013, total minimum lease payments have not been reduced by minimum sublease rentals of $10.1 million due in the future under noncancelable subleases. At December 31, 2013, the future minimum sublease rental payments that Huntington expects to receive were as follows: $4.7 million in 2014, $3.0 million in 2015, $1.2 million in 2016, $0.5 million in 2017, $0.3 million in 2018, and $0.4 million thereafter. The rental expense for all operating leases was $55.3 million, $54.7 million, and $53.5 million for 2013, 2012, and 2011, respectively. Huntington had no material obligations under capital leases.

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

As of December 31, 2013, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1 risk-based capital		Total risk-based capital		Tier 1 leverage capital
(dollar amounts in thousands)	2013	2012	2013	2012	2013	2012
Huntington Bancshares Incorporated
Amount	$6,099,629	$5,741,410	$7,239,035	$6,928,339	$6,099,629	$5,741,410
Ratio	12.28%	12.02%	14.57%	14.50%	10.67%	10.36%
The Huntington National Bank
Amount	$5,682,067	$5,003,247	$6,520,190	$6,093,620	$5,682,067	$5,003,247
Ratio	11.45%	10.49%	13.14%	12.78%	9.97%	9.05%

Tier 1 risk-based capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in OCI, and non-qualifying intangible and servicing assets. Total risk-based capital is the sum of Tier 1 risk-based capital and qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 leverage capital is equal to Tier 1 capital. Both Tier 1 capital and total risk-based capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. The Tier 1 leverage capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2013 and 2012, less non-qualifying intangibles and other adjustments.

Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.

The FRB requires bank holding companies with assets over $50.0 billion to submit capital plans annually. Per the FRB’s rule, our submission included a comprehensive capital plan supported by an assessment of expected uses and sources of capital over a given planning time period under a range of expected and stress scenarios. We participated in the FRB’s CapPR process and made our 2013 capital plan submission in January 2013. On March 14, 2013, we announced that the FRB had completed its review of our 2013 capital plan submission and did not object to our proposed capital actions. The planned actions included the potential repurchase of up to $227 million of common stock and an increase of our common per share dividend from $0.04 to $0.05 through the 2014 first quarter.

Beginning with our Capital Plan submission in January 2014, we are now subject to the FRB’s CCAR process. One of the primary additional elements of CCAR are supervisory stress tests conducted by the FRB under different hypothetical macro-economic scenarios in addition to the stress tests routinely conducted by management. After completing its review, the FRB may object or not object to our proposed capital actions, such as plans to pay or increase common stock dividends or increase common stock repurchase programs. Beginning with our January 2014 submission, we are also subject to the OCC’s Annual Stress Test at the bank-level. The OCC stipulated that it will consult closely with the FRB to provide common stress scenarios which can be used at both the depository institution and bank holding company levels. We submitted our 2014 Capital Plan to the Federal Reserve and OCC in January 2014, in accordance with their requirements.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2013 and 2012, the average balances of these deposits were $0.3 billion and $0.4 billion, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2013, the Bank could lend $652.0 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of undivided profits or if the total of all dividends declared in a calendar year would exceed the total of net income for the current year combined with retained net income for the preceding two years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, prior to December 31, 2013, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval.

24. PARENT COMPANY FINANCIAL STATEMENTS

The parent company financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in thousands)	2013	2012
Assets
Cash and cash equivalents	$966,065	$921,471
Due from The Huntington National Bank (1)	246,841	207,414
Due from non-bank subsidiaries	57,747	78,006
Investment in The Huntington National Bank	5,537,582	4,754,886
Investment in non-bank subsidiaries	587,388	774,055
Accrued interest receivable and other assets	295,206	131,358

Total assets	$7,690,829	$6,867,190

Liabilities and shareholders’ equity
Long-term borrowings	$1,034,266	$662,894
Dividends payable, accrued expenses, and other liabilities	557,240	414,085

Total liabilities	1,591,506	1,076,979

Shareholders’ equity (2)	6,099,323	5,790,211

Total liabilities and shareholders’ equity	$7,690,829	$6,867,190

(1)	Related to subordinated notes described in Note 12.
(2)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Income
Dividends from
Non-bank subsidiaries	$55,473	$36,450	$68,491
Interest from
The Huntington National Bank	6,598	38,617	80,024
Non-bank subsidiaries	3,129	5,420	8,741
Other	2,148	1,409	1,231

Total income	67,348	81,896	158,487

Expense
Personnel costs	52,846	42,745	37,630
Interest on borrowings	20,739	28,926	35,295
Other	36,728	35,415	37,122

Total expense	110,313	107,086	110,047

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(42,965)	(25,190)	48,440
Provision (benefit) for income taxes	(33,958)	(30,761)	(10,707)

Income (loss) before equity in undistributed net income of subsidiaries	(9,007)	5,571	59,147
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	678,191	645,151	527,418
Non-bank subsidiaries	(30,443)	(9,700)	(43,952)

Net income	$638,741	$641,022	$542,613

Other comprehensive income (loss) (1)	(63,192)	22,946	23,733

Comprehensive income	$575,549	$663,968	$566,346

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in thousands)	2013	2012	2011
Operating activities
Net income	$638,741	$641,022	$542,613
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(718,144)	(688,149)	(567,566)
Depreciation and amortization	513	265	566
Other, net	18,506	50,714	30,980

Net cash (used for) provided by operating activities	(60,384)	3,852	6,593

Investing activities
Repayments from subsidiaries	285,792	591,923	(39,586)
Advances to subsidiaries	(249,050)	(36,126)	485,863

Net cash (used for) provided by investing activities	36,742	555,797	446,277

Financing activities
Proceeds from issuance of long-term borrowings	400,000	—	—
Payment of borrowings	(50,000)	(236,885)	(5,100)
Dividends paid on stock	(182,476)	(169,335)	(92,404)
Repurchases of common stock	(124,995)	(148,881)	—
Redemption of Warrant to the Treasury	—	—	(49,100)
Other, net	25,707	(1,031)	(3,479)

Net cash provided by (used for) financing activities	68,236	(556,132)	(150,083)

Change in cash and cash equivalents	44,594	3,517	302,787
Cash and cash equivalents at beginning of year	921,471	917,954	615,167

Cash and cash equivalents at end of year	$966,065	$921,471	$917,954

Supplemental disclosure:
Interest paid	$20,739	$28,926	$35,295

25. SEGMENT REPORTING

We have four major business segments: Retail and Business Banking, Regional and Commercial Banking, Automobile Finance and Commercial Real Estate, and Wealth Advisors, Government Finance, and Home Lending. A Treasury / Other function includes our insurance business and other unallocated assets, liabilities, revenue, and expense.

Segment results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. A description of each segment and table of financial results as of December 31, 2013, is presented below.

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans and leases. Other financial services available to consumer and small business customers include investments, insurance services, interest rate risk protection products, foreign exchange hedging, and treasury management services. Huntington serves customers primarily through our network of traditional branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Huntington also has branches located in grocery stores in Ohio and Michigan. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking and ATMs.

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

Regional and Commercial Banking: This segment provides a wide array of products and services to the middle market and large corporate customers base located primarily within our eleven regional commercial banking markets. Products and services are delivered through a relationship banking model and include commercial lending, as well as depository and liquidity management products. Dedicated teams collaborate with our relationship bankers to deliver complex and customized treasury management solutions, equipment leasing, international services, capital markets services such as interest rate risk protection products, foreign exchange hedging and sales, trading of securities, mezzanine investment capabilities, and employee benefit programs (insurance, 401(k)). The Commercial Banking team specializes in serving a number of industry segments such as not-for-profit organizations, health-care entities, and large publicly traded companies.

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

Listed below is certain operating basis financial information reconciled to Huntington’s 2013, 2012, and 2011 reported results by business segment:

Income Statements (dollar amounts in thousands)	Retail & Business Banking	Regional & Commercial Banking	AFCRE	WGH	Treasury / Other	Huntington Consolidated
2013
Net interest income	$813,871	$276,480	$356,488	$172,033	$85,736	$1,704,608
Provision for credit losses	137,898	16,982	(71,312)	6,477	—	90,045
Noninterest income	392,797	140,639	34,099	299,588	130,872	997,995
Noninterest expense	964,316	219,029	149,744	365,531	59,383	1,758,003
Provision (benefit) for income taxes	36,559	63,388	109,254	34,865	(28,252)	215,814

Net income	$67,895	$117,720	$202,901	$64,748	$185,477	$638,741

2012
Net interest income	$870,146	$273,869	$356,442	$192,681	$17,386	$1,710,524
Provision for credit losses	136,061	10,689	(22,962)	23,600	—	147,388
Noninterest income	385,498	138,454	84,619	351,057	138,229	1,097,857
Noninterest expense	982,378	203,000	154,480	376,239	119,779	1,835,876
Provision (benefit) for income taxes	48,022	69,522	108,340	50,365	(92,154)	184,095

Net income	$89,183	$129,112	$201,203	$93,534	$127,990	$641,022

2011
Net interest income	$932,385	$244,392	$364,449	$199,536	$(111,592)	$1,629,170
Provision for credit losses	120,018	11,013	(8,939)	51,967	—	174,059
Noninterest income	405,265	127,315	77,623	248,764	121,656	980,623
Noninterest expense,	947,794	191,701	164,626	356,513	67,866	1,728,500
Provision (benefit) for income taxes	94,443	59,147	100,234	13,937	(103,140)	164,621

Net income	$175,395	$109,846	$186,151	$25,883	$45,338	$542,613

	Assets at December 31,		Deposits at December 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Retail and Business Banking	$14,471,854	$14,362,630	$28,313,803	$28,367,264
Regional and Commercial Banking	12,268,717	11,540,966	6,941,649	5,862,858
AFCRE	14,103,800	12,085,128	1,163,637	995,035
WGH	7,590,271	7,570,256	9,657,174	9,507,785
Treasury / Other	11,041,702	10,594,205	1,430,455	1,519,741

Total	$59,476,344	$56,153,185	$47,506,718	$46,252,683

26. BUSINESS COMBINATIONS

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

27. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations, for the years ended December 31, 2013 and 2012:

	2013
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$469,824	$462,912	$462,582	$465,319
Interest expense	39,175	38,060	37,645	41,149

Net interest income	430,649	424,852	424,937	424,170

Provision for credit losses	24,331	11,400	24,722	29,592
Noninterest income	246,628	250,503	248,655	252,209
Noninterest expense	446,009	423,336	445,865	442,793

Income before income taxes	206,937	240,619	203,005	203,994
Provision for income taxes	49,114	62,132	52,354	52,214

Net income	157,823	178,487	150,651	151,780
Dividends on preferred shares	7,965	7,967	7,967	7,970

Net income applicable to common shares	$149,858	$170,520	$142,684	$143,810

Net income per common share — Basic	$0.18	$0.21	$0.17	$0.17
Net income per common share — Diluted	0.18	0.20	0.17	0.17

	2012
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$478,995	$483,787	$487,544	$479,937
Interest expense	44,940	53,489	58,582	62,728

Net interest income	434,055	430,298	428,962	417,209

Provision for credit losses	39,458	37,004	36,520	34,406
Noninterest income	297,651	261,067	253,819	285,320
Noninterest expense	470,628	458,303	444,269	462,676

Income before income taxes	221,620	196,058	201,992	205,447
Provision for income taxes	54,341	28,291	49,286	52,177

Net income	167,279	167,767	152,706	153,270
Dividends declared on preferred shares	7,973	7,983	7,984	8,049

Net income applicable to common shares	$159,306	$159,784	$144,722	$145,221

Net income per common share — Basic	$0.19	$0.19	$0.17	$0.17
Net income per common share — Diluted	0.19	0.19	0.17	0.17

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, to which this report relates, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2014 Proxy Statement for the 2014 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2013 fiscal year. Portions of our 2014 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10: Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2014 Proxy Statement, which is incorporated by reference into this item.

Item 11: Executive Compensation

Information required by this item is set forth under the captions Compensation of Executives and Director Compensation of our 2014 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2013.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (2) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	35,907,924	$4.29	24,366,829
Equity compensation plans not approved by security holders	1,101,357	21.13	—

Total	37,009,281	$4.79	24,366,829

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2014 Proxy Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2014 Proxy Statement which is incorporated by reference into this item.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	Huntington is not filing separate financial statement schedules, because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.27 in the Exhibit Index.

(b)	The exhibits to this Form 10-K begin on page 186 of this report.

(c)	See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2014.

HUNTINGTON BANCSHARES INCORPORATED

(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ David S. Anderson
	Stephen D. Steinour		David S. Anderson
	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		Executive Vice President Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of February, 2014.

Don M. Casto III * Don M. Casto III	Jonathan A. Levy * Jonathan A. Levy
Director	Director

Ann B. Crane * Ann B. Crane Director	Richard W. Neu * Richard W. Neu Director

Steven G. Elliott * Steven G. Elliott	David L. Porteous * David L. Porteous
Director	Director

Michael J. Endres * Michael J. Endres Director	Kathleen H. Ransier * Kathleen H. Ransier Director

John B. Gerlach, Jr. * John B. Gerlach, Jr.
Director

Peter J. Kight * Peter J. Kight
Director

*/s/ David S. Anderson
David S. Anderson
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
2.2	Agreement and Plan of Merger by and between Camco Financial Corporation and Huntington Bancshares Incorporated, dated as of October 9, 2013.	Current Report on Form 8-K dated October 10, 2013.	001-34073	2.1
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.
10.4	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4	(a)
10.5	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4	(a)
10.6	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(q)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report of Form 10-K for the year ended December 31, 2012	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2014

10.9	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(r)
10.10	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(h)
10.11	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(i)
10.12	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10	(b)
10.13	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10	(e)
10.14	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4	(a)
10.15	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10	(s)
10.16	* Form of Employment Agreement between Stephen D.Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1
10.17	* Form of Executive Agreement between Stephen D.Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.18	Letter Agreement including Securities Purchase Agreement – Standard Terms, dated November 14, 2008, between Huntington Bancshares Incorporated and the United States Department of the Treasury.	Current Report on Form 8-K dated November 14, 2008.	001-34073	10.1
10.19	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.20	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.21	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.22	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.23	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.24	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.25	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.26	* 2009 Stock Option Grant Notice to Stephen D.Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.27	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 15, 2013 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 15, 2013, are available on our website at https://www.huntington.com/us/corp_governance.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101	** The following material from Huntington’s Form 10-K Report for the year ended December 31, 2013, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.