Form 10-Q
period 2014-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2014-04-28
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2014

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

There were 827,771,805 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2014.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC	Bank Holding Companies

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRC	Internal Revenue Code of 1986, as amended

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NAV	Net Asset Value

NCO	Net Charge-off

NIM	Net interest margin

NCUA	National Credit Union Administration

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

NSF / OD	Nonsufficient Funds and Overdraft

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 12), troubled debt restructured loans (Table 13), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

REIT	Real Estate Investment Trust

Reg E	Regulation E, of the Electronic Fund Transfer Act

RBHPCG	Regional Banking and The Huntington Private Client Group

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sky Financial	Sky Financial Group, Inc.

SRIP	Supplemental Retirement Income Plan

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured loan

TLGP	Temporary Liquidity Guarantee Program

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

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

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 148 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 727 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2013 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2013 Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.

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

•

Additional Disclosures—Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, and recent accounting pronouncements and developments.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

Summary of 2014 First Quarter Results

For the quarter, we reported net income of $149.1 million, or $0.17 per common share, compared with $153.3 million, or $0.17 per common share, in the year-ago quarter (see Table 1).

Fully-taxable equivalent net interest income was $443.4 million for the quarter, up $13.3 million, or 3%, from the year-ago quarter. The results reflected a $2.6 billion, or 6%, increase in average loans, as well as a $1.4 billion, or 14%, increase in other earning assets. These were partially offset by a 15 basis point decrease in the net interest margin. The primary items affecting the net interest margin were a 22 basis point negative impact from the mix and yield of earning assets, partially offset by a 7 basis point reduction in funding costs.

The provision for credit losses decreased $5.0 million, or 17%, from the year-ago quarter. This reflected the continued decline in classified, criticized and nonaccrual loans. NCOs decreased $8.7 million, or 17%, to $43.0 million, primarily due to improvement of the CRE portfolio. Given the absolute low level of C&I and CRE NCOs, there will continue to be some volatility in quarter to quarter comparisons. NCOs were an annualized 0.40% of average loans and leases in the current quarter, compared to 0.51% in the year-ago quarter.

Noninterest income decreased $8.1 million, or 3%, from the year-ago quarter. Mortgage banking income declined $22.2 million, or 49%, primarily driven by 41% reduction in volume, lower gain on sale, and a higher percentage of originations held on the balance sheet. Other income declined by $7.0 million, or 18%, as the year-ago quarter included an $8.8 million gain on the sale of LIHTC investments. Securities gains increased $17.5 million, as we adjusted the mix of our securities portfolio to prepare for the Liquidity Coverage Ratio rules. Service charges on deposit accounts increased $3.7 million, or 6%, which reflected 7% consumer household and 3% commercial relationship growth. This more than offset the negative impact of the February 2013 implementation of a new posting order for consumer transaction accounts. Electronic banking increased $2.9 million, or 14%, due to continued consumer household growth.

Noninterest expense increased $17.3 million, or 4%, from the year-ago quarter. The current quarter results were negatively affected by $12.6 million of one-time merger related expenses related to our acquisition of Camco Financial (see below), $9.0 million addition to litigation reserves, and $3.0 million goodwill impairment related to the reorganization of our business segments (see below). Personnel costs decreased $9.4 million, or 4%, primarily reflecting the curtailment of the pension plan as of the end of 2013. Also, the year-ago quarter included $6.9 million of franchise repositioning related expense.

The tangible common equity to tangible assets ratio at March 31, 2014, was 8.63%, down 28 basis points from a year ago. Our Tier 1 common risk-based capital ratio was 10.60%, down slightly from 10.62% a year ago. The regulatory Tier 1 risk-based capital ratio at March 31, 2014, was 11.95%, down slightly from 12.16% a year ago. The decrease in the regulatory Tier 1 risk-based capital ratio reflected the redemption of $50 million of qualifying preferred securities on December 31, 2013 and an increase in risk-weighted assets caused by organic balance sheet growth, as well as assets acquired from Camco Financial. These declines were offset by an increase in retained earnings. All capital ratios were impacted by the repurchase of 27 million common shares over the last four quarters, 15 million of which were repurchased during the 2014 first quarter, as well as the issuance of 9 million common shares in the Camco Financial acquisition.

The Federal Reserve completed its review of our January 2014 capital plan submission and did not object to our proposed capital actions. These actions include a 20% increase in the dividend per common share to $0.06, potentially starting in the fourth quarter of 2014, and the potential repurchase of up to $250 million of common stock through the first quarter of 2015. Huntington’s proposed capital actions represent an 11% increase in the capital return relative to the dividends paid during the four quarters covered by last year’s plan and the recently completed $227 million share repurchase program. Our capital priorities remain the same, with reinvesting excess capital to organically grow the business our top priority.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

We continued to deliver solid financial performance in the 2014 first quarter with strong balance sheet growth that drove increased net interest income year over year. We also invested in key businesses and our distribution network for future growth. We are particularly pleased that we have been able to proceed with our ongoing investments, while controlling expenses across the enterprise and achieving positive operating leverage. In addition, we saw significant increases in C&I and automobile lending and our customer base once again expanded.

OTHER HIGHLIGHTS

Camco Financial Acquisition – On March 1, 2014, we completed our acquisition of Camco Financial and converted their banking offices to Huntington branches. As a result, we acquired $0.6 billion of deposits and $0.6 billion of loans.

Business Segments – Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes our insurance brokerage business, along with technology and operations, other support groups, other unallocated assets, liabilities, revenue, and expense.

Accounting Standards Update – We early adopted ASU 2014-01 (see Note 1). The amendments are required to be applied retroactively to all periods presented. We elected to change the method of recognition in investments that previously qualified for the effective yield method to the proportional amortization method. As a result of these changes, we recorded a cumulative-effect adjustment to beginning retained earnings.

Branch Acquisition Announcement – On April 9, 2014, we announced the signing of a definitive agreement to acquire 11 branches in Central and East Michigan from Bank of America Corporation. We will purchase approximately $450 million of deposits, with a deposit premium of 3.5% based on deposit balances near the time the transaction closes. The transaction is expected to be completed in the second half of 2014.

Economy

Our loan pipelines are strong and we see signs that our customers are more confident in the economy. Our Midwestern markets are recovering with downward unemployment trends and ongoing investments by manufacturers and other businesses. Notwithstanding these tailwinds, we continue to face a challenging regulatory and competitive environment.

2014 Expectations

Net interest income is expected to increase moderately. We anticipate an increase in earning assets as total loans moderately grow and investment securities remain near current levels. However, those benefits to net interest income are expected to be mostly offset by continued downward pressure on NIM. While we are maintaining a disciplined approach to loan pricing, asset yields remain under pressure but the continued opportunity of deposit repricing remains, albeit closer to current levels.

The C&I portfolio is expected to see growth consistent with the anticipated increase in customer activity. Our C&I loan pipeline remains robust with much of this reflecting the positive impact from our investments in specialized commercial verticals, automotive dealer relationships, focused OCR sales process, and continued support of middle market and small business lending. Automobile loan originations remain strong and portfolio balances are expected to continue to grow. Residential mortgages, home equity, and CRE loan balances are expected to increase modestly.

We anticipate the increase in total loans will outpace growth in total deposits modestly. This reflects our continued focus on the overall cost of funds, through the issuance of long-term debt as well as the continued shift towards low- and no-cost demand deposits and money market deposit accounts.

Noninterest income, excluding the impact of any net MSR activity and securities gains, is expected to be slightly higher than current seasonally low levels. Beginning in July, we anticipate a change in our consumer checking accounts that is estimated to impact service charges on deposits negatively by $6 million per quarter.

Noninterest expense is expected to be slightly higher than current levels, excluding the net $22 million of negative impact from Significant Items we experienced in the 2014 first quarter. The 2014 second quarter is expected to be negatively impacted by annual peak marketing expenses, a full quarter’s inclusion of Camco Financial, and annual merit increases to personnel expense. We are committed to delivering positive operating leverage for the 2014 full year.

NPAs are expected to show continued improvement. NCOs are within our expected normalized range of 35 to 55 basis points. The level of provision for credit losses was below our long-term expectation, and we continue to expect moderate quarterly volatility.

The effective tax rate for the remainder of 2014 is expected to be in the range of 25% to 28%, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments, and general business credits.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2014	2013
(dollar amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$472,455	$469,824	$462,912	$462,582	$465,319
Interest expense	34,949	39,175	38,060	37,645	41,149

Net interest income	437,506	430,649	424,852	424,937	424,170
Provision for credit losses	24,630	24,331	11,400	24,722	29,592

Net interest income after provision for credit losses	412,876	406,318	413,452	400,215	394,578

Service charges on deposit accounts	64,582	69,992	72,918	68,009	60,883
Mortgage banking income	23,089	24,327	23,621	33,659	45,248
Trust services	29,565	30,711	30,470	30,666	31,160
Electronic banking	23,642	24,251	24,282	23,345	20,713
Insurance income	16,496	15,556	17,269	17,187	19,252
Brokerage income	17,071	15,116	16,532	19,546	17,995
Bank owned life insurance income	13,307	13,816	13,740	15,421	13,442
Capital markets fees	9,194	12,332	12,825	12,229	7,834
Gain on sale of loans	3,570	7,144	5,063	3,348	2,616
Securities gains (losses)	16,970	1,239	98	(410)	(509)
Other income	30,999	35,407	36,950	28,919	37,984

Total noninterest income	248,485	249,891	253,768	251,919	256,618

Personnel costs	249,477	249,554	229,326	263,862	258,895
Outside data processing and other services	51,490	51,071	49,313	49,898	49,265
Net occupancy	33,433	31,983	35,591	27,656	30,114
Equipment	28,750	28,775	28,191	24,947	24,880
Marketing	10,686	13,704	12,271	14,239	10,971
Deposit and other insurance expense	13,718	10,056	11,155	13,460	15,490
Amortization of intangibles	9,291	10,320	10,362	10,362	10,320
Professional services	12,231	11,567	12,487	9,341	7,192
Other expense	51,045	38,979	34,640	32,100	35,666

Total noninterest expense	460,121	446,009	423,336	445,865	442,793

Income before income taxes	201,240	210,200	243,884	206,269	208,403
Provision for income taxes	52,097	52,029	65,047	55,269	55,129

Net income	$149,143	$158,171	$178,837	$151,000	$153,274

Dividends on preferred shares	7,964	7,965	7,967	7,967	7,970

Net income applicable to common shares	$141,179	$150,206	$170,870	$143,033	$145,304

Average common shares—basic	829,659	830,590	830,398	834,730	841,103
Average common shares—diluted	842,677	842,324	841,025	843,840	848,708
Net income per common share—basic	$0.17	$0.18	$0.21	$0.17	$0.17
Net income per common share—diluted	0.17	0.18	0.20	0.17	0.17
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.04
Return on average total assets	1.01%	1.09%	1.27%	1.08%	1.12%
Return on average common shareholders’ equity	9.9	10.5	12.3	10.4	10.8
Return on average tangible common shareholders’ equity (2)	11.3	12.1	14.2	12.1	12.6
Net interest margin (3)	3.27	3.28	3.34	3.38%	3.42
Efficiency ratio (4)	66.4	63.4	60.3	63.7	62.9
Effective tax rate	25.9	24.8	26.7	26.8	26.5

Revenue—FTE
Net interest income	$437,506	$430,649	$424,852	$424,937	$424,170
FTE adjustment	5,885	8,196	6,634	6,587	5,923

Net interest income (3)	443,391	438,845	431,486	431,524	430,093
Noninterest income	248,485	249,891	253,768	251,919	256,618

Total revenue (3)	$691,876	$688,736	$685,254	$683,443	$686,711

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the "Significant Items" for additional discussion regarding these key factors.
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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Camco Financial Acquisition. During the 2014 first quarter, $11.8 million of net one-time merger related costs were recorded related to the acquisition of Camco Financial. This resulted in a negative impact of $0.01 per common share.

2.	Litigation Reserve. During the 2014 first quarter, $9.0 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.

3.	Franchise Repositioning Related Expense. During the 2013 fourth quarter, $6.9 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 2—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$149,143		$158,171		$153,274
Earnings per share, after-tax		$0.17		$0.18		$0.17

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Camco Financial Acquisition	(11,823)	(0.01)	—	—	—	—
Addition to Litigation Reserve	(9,000)	(0.01)	—	—	—	—
Franchise repositioning related expense			(6,909)	(0.01)

(1)	Pretax.
(2)	Based on average outstanding diluted common shares
(3)	After-tax

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 3 - Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2014	2013				1Q14 vs. 1Q13
(dollar amounts in millions)	First	Fourth	Third	Second	First	Amount	Percent
Assets:
Interest-bearing deposits in banks	$83	$71	$54	$84	$72	$11	15%
Loans held for sale	279	322	379	678	709	(430)	(61)
Securities:
Available-for-sale and other securities:
Taxable	6,240	5,818	6,040	6,728	6,964	(724)	(10)
Tax-exempt	1,115	548	565	591	549	566	103

Total available-for-sale and other securities	7,355	6,366	6,605	7,319	7,513	(158)	(2)
Trading account securities	38	76	76	84	85	(47)	(55)
Held-to-maturity securities—taxable	3,783	3,038	2,139	1,711	1,717	2,066	120

Total securities	11,176	9,480	8,820	9,114	9,315	1,861	20

Loans and leases: (1)
Commercial:
Commercial and industrial	17,631	17,671	17,032	17,033	16,954	677	4
Commercial real estate:
Construction	612	573	565	586	598	14	2
Commercial	4,289	4,331	4,345	4,429	4,694	(405)	(9)

Commercial real estate	4,901	4,904	4,910	5,015	5,292	(391)	(7)

Total commercial	22,532	22,575	21,942	22,048	22,246	286	1

Automobile	6,786	6,502	6,075	5,283	4,833	1,953	40
Home equity	8,340	8,346	8,341	8,263	8,395	(55)	(1)
Residential mortgage	5,379	5,331	5,256	5,225	4,978	401	8
Other consumer	386	385	380	461	412	(26)	(6)

Total consumer	20,891	20,564	20,052	19,232	18,618	2,273	12

Total loans and leases	43,423	43,139	41,994	41,280	40,864	2,559	6
Allowance for loan and lease losses	(649)	(668)	(717)	(746)	(772)	123	(16)

Net loans and leases	42,774	42,471	41,277	40,534	40,092	2,682	7

Total earning assets	54,961	53,012	51,247	51,156	50,960	4,001	8

Cash and due from banks	904	846	944	940	904	—	—
Intangible assets	535	542	552	563	571	(36)	(6)
All other assets	3,941	3,917	3,889	3,976	4,065	(124)	(3)

Total assets	$59,692	$57,649	$55,915	$55,889	$55,728	$3,964	7%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$13,192	$13,337	$13,088	$12,879	$12,165	$1,027	8%
Demand deposits—interest-bearing	5,775	5,755	$5,763	$5,927	$5,977	(202)	(3)

Total demand deposits	18,967	19,092	18,851	18,806	18,142	825	5
Money market deposits	17,648	16,827	15,739	15,069	15,045	2,603	17
Savings and other domestic deposits	4,967	4,912	5,007	5,115	5,083	(116)	(2)
Core certificates of deposit	3,613	3,916	4,176	4,778	5,346	(1,733)	(32)

Total core deposits	45,195	44,747	43,773	43,768	43,616	1,579	4
Other domestic time deposits of $250,000 or more	284	275	268	324	360	(76)	(21)
Brokered deposits and negotiable CDs	1,782	1,398	1,553	1,779	1,697	85	5
Deposits in foreign offices	328	354	376	316	340	(12)	(4)

Total deposits	47,589	46,774	45,970	46,187	46,013	1,576	3
Short-term borrowings	883	629	710	701	762	121	16
Federal Home Loan Bank advances	1,499	851	549	757	686	813	119
Subordinated notes and other long-term debt	2,503	2,244	1,753	1,292	1,348	1,155	86

Total interest-bearing liabilities	39,282	37,161	35,894	36,058	36,644	2,638	7

All other liabilities	1,035	1,095	1,054	1,064	1,085	(50)	(5)
Shareholders’ equity	6,183	6,056	5,879	5,888	5,834	349	6

Total liabilities and shareholders’ equity	$59,692	$57,649	$55,915	$55,889	$55,728	$3,964	7%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 4—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
Fully-taxable equivalent basis (1)	2014	2013
	First	Fourth	Third	Second	First
Assets
Interest-bearing deposits in banks	0.03%	0.04%	0.07%	0.27%	0.16%
Loans held for sale	3.74	4.46	3.89	3.39	3.22
Securities:
Available-for-sale and other securities:
Taxable	2.47	2.38	2.34	2.29	2.31
Tax-exempt	3.03	6.34	4.04	3.94	3.96

Total available-for-sale and other securities	2.55	2.72	2.48	2.42	2.43
Trading account securities	1.12	0.42	0.23	0.60	0.50
Held-to-maturity securities—taxable	2.47	2.42	2.29	2.29	2.29

Total securities	2.52	2.60	2.41	2.38	2.39

Loans and leases: (3)
Commercial:
Commercial and industrial	3.56	3.54	3.68	3.75	3.83
Commercial real estate:
Construction	3.99	4.04	3.91	3.93	4.05
Commercial	3.84	3.97	4.10	4.13	4.00

Commercial real estate	3.86	3.98	4.08	4.09	4.01

Total commercial	3.63	3.63	3.77	3.83	3.87

Consumer:
Automobile	3.54	3.67	3.80	3.96	4.28
Home equity	4.12	4.11	4.10	4.16	4.20
Residential mortgage	3.78	3.77	3.81	3.82	3.97
Other consumer	6.84	6.64	6.98	6.66	7.05

Total consumer	3.89	3.93	3.99	4.07	4.22

Total loans and leases	3.75	3.77	3.87	3.95	4.03

Total earning assets	3.53%	3.58%	3.64%	3.68%	3.75%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.04	0.04	0.04	0.04

Total demand deposits	0.01	0.01	0.01	0.01	0.01
Money market deposits	0.25	0.27	0.26	0.24	0.23
Savings and other domestic deposits	0.20	0.24	0.25	0.27	0.30
Core certificates of deposit	0.94	1.05	1.05	1.13	1.19

Total core deposits	0.28	0.32	0.32	0.34	0.37
Other domestic time deposits of $250,000 or more	0.41	0.39	0.44	0.50	0.52
Brokered deposits and negotiable CDs	0.28	0.39	0.55	0.62	0.67
Deposits in foreign offices	0.13	0.14	0.14	0.14	0.17

Total deposits	0.28	0.32	0.33	0.36	0.38
Short-term borrowings	0.07	0.08	0.09	0.10	0.12
Federal Home Loan Bank advances	0.12	0.14	0.14	0.14	0.18
Subordinated notes and other long-term debt	1.66	2.10	2.29	2.35	2.54

Total interest-bearing liabilities	0.36%	0.42%	0.42%	0.42%	0.45%

Net interest rate spread	3.17%	3.15%	3.20%	3.26%	3.30%
Impact of noninterest-bearing funds on margin	0.10	0.13	0.14	0.12	0.12

Net interest margin	3.27%	3.28%	3.34%	3.38%	3.42%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Average Loans/Leases and Deposits

	First Quarter		Fourth Quarter	1Q14 vs 1Q13		1Q14 vs 4Q13
(dollar amounts in millions)	2014	2013	2013	Amount	Percent	Amount	Percent
Loans/Leases:
Commercial and industrial	$17,631	$16,954	$17,671	$677	4%	$(40)	(0)%
Commercial real estate	4,901	5,292	4,904	(391)	(7)	(3)	(0)

Total commercial	22,532	22,246	22,575	286	1	(43)	(0)
Automobile	6,786	4,833	6,502	1,953	40	284	4
Home equity	8,340	8,395	8,346	(55)	(1)	(6)	(0)
Residential mortgage	5,379	4,978	5,331	401	8	48	1
Other loans	386	412	385	(26)	(6)	1	0

Total consumer	20,891	18,618	20,564	2,273	12	327	2

Total loans and leases	$43,423	$40,864	43,139	$2,559	6%	$284	1%

Deposits:
Demand deposits—noninterest-bearing	$13,192	$12,165	$13,337	$1,027	8%	$(145)	(1)%
Demand deposits—interest-bearing	5,775	5,977	5,755	(202)	(3)	20	0

Total demand deposits	18,967	18,142	19,092	825	5	(125)	(1)
Money market deposits	17,648	15,045	16,827	2,603	17	821	5
Savings and other domestic time deposits	4,967	5,083	4,912	(116)	(2)	55	1
Core certificates of deposit	3,613	5,346	3,916	(1,733)	(32)	(303)	(8)

Total core deposits	45,195	43,616	44,747	1,579	4	448	1
Other deposits	2,394	2,397	2,027	(3)	(0)	367	18

Total deposits	$47,589	$46,013	$46,774	$1,576	3%	$815	2%

2014 First Quarter versus 2013 First Quarter

Fully-taxable equivalent (FTE) net interest income increased $13.3 million, or 3%, from the 2013 first quarter. This reflected the benefit from the $2.6 billion, or 6%, of average loan growth and a $1.4 billion, or 14%, increase in other earnings assets, the majority of which were investment securities that meet the requirements for HQLA as proposed in the LCR rules issued by the regulators in October 2013. This was partially offset by the 15 basis point decrease in the FTE net interest margin to 3.27%. The 22 basis point negative impact on NIM from the mix and yield of earning assets was partially offset by the 7 basis point reduction in funding costs.

Average loans and leases increased $2.6 billion, or 6%, from the prior year, driven by:

•	$2.0 billion, or 40%, increase in average automobile loans, as originations remained strong and our investments throughout the Northeast and upper Midwest continued to grow as planned.

•	$0.7 billion, or 4%, increase in average C&I loans and leases. This reflected the continued growth within Business Banking, dealer floorplan, and domestic subsidiaries of foreign owned companies.

Partially offset by:

•	$0.4 billion, or 7%, decrease in average CRE loans. This decrease reflected continued runoff of the noncore portfolio.

Average noninterest bearing deposits increased $1.0 billion, or 8%, while average interest-bearing liabilities increased $2.6 billion, or 7%, from the 2013 first quarter, primarily reflecting:

•	$2.6 billion, or 17%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share of wallet among both consumer and commercial customers.

•	$2.1 billion, or 75%, increase in short- and long-term borrowings, which were used to efficiently finance growth in loans and HQLA securities while continuing to lower the overall cost of funds.

Partially offset by:

•	$1.7 billion, or 32%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower cost money market deposits.

2014 First Quarter versus 2013 Fourth Quarter

Compared to the 2013 fourth quarter, fully-taxable equivalent net interest income increased $4.5 million, or 1%, reflecting a $1.9 billion, or 4% increase in average earnings assets, partially offset by a 1 basis point decrease in NIM. The primary items affecting the NIM were a 5 basis point negative impact from the mix and yield of earning assets, partially offset by a 4 basis point reduction in funding costs.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2014 first quarter was $24.6 million and increased $0.3 million, or 1%, from the prior quarter and declined $5.0 million, or 17%, from the year-ago quarter. The current quarter’s provision for credit losses was $18.4 million less than total NCOs for the same period. (See Credit Quality discussion). Given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

The following table reflects noninterest income for each of the past five quarters:

Table 6—Noninterest Income

	2014	2013				1Q14 vs 1Q13		1Q14 vs 4Q13
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$64,582	$69,992	$72,918	$68,009	$60,883	$3,699	6%	$(5,410)	(8)%
Mortgage banking income	23,089	24,327	23,621	33,659	45,248	(22,159)	(49)	(1,238)	(5)
Trust services	29,565	30,711	30,470	30,666	31,160	(1,595)	(5)	(1,146)	(4)
Electronic banking	23,642	24,251	24,282	23,345	20,713	2,929	14	(609)	(3)
Insurance income	16,496	15,556	17,269	17,187	19,252	(2,756)	(14)	940	6
Brokerage income	17,071	15,116	16,532	19,546	17,995	(924)	(5)	1,955	13
Bank owned life insurance income	13,307	13,816	13,740	15,421	13,442	(135)	(1)	(509)	(4)
Capital markets fees	9,194	12,332	12,825	12,229	7,834	1,360	17	(3,138)	(25)
Gain on sale of loans	3,570	7,144	5,063	3,348	2,616	954	36	(3,574)	(50)
Securities gains (losses)	16,970	1,239	98	(410)	(509)	17,479	N.R.	15,731	1,270
Other income	30,999	35,407	36,950	28,919	37,984	(6,985)	(18)	(4,408)	(12)

Total noninterest income	$248,485	$249,891	$253,768	$251,919	$256,618	$(8,133)	(3)%	$(1,406)	(1)%

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2014 First Quarter versus 2013 First Quarter

In the 2014 first quarter, noninterest income decreased $8.1 million, or 3%, from the year-ago quarter, primarily reflecting:

•	$22.2 million, or 49%, decrease in mortgage banking income primarily driven by 41% reduction in volume, lower gain on sale, and a higher percentage of originations held on the balance sheet.

•	$7.0 million, or 18%, decrease in other income as the year-ago quarter included an $8.8 million gain on the sale of LIHTC investments.

Partially offset by:

•	$17.5 million increase in securities gains as we adjusted the mix of our securities portfolio to prepare for the LCR.

•

$3.7 million, or 6%, increase in service charges on deposit accounts reflecting 7% consumer household and 3% commercial relationship growth. This more than offset the negative impact of the February 2013 implementation of a new posting order for consumer transaction accounts.

•	$2.9 million, or 14%, increase in electronic banking due to continued consumer household growth.

2014 First Quarter versus 2013 Fourth Quarter

Compared to the 2013 fourth quarter, noninterest income decreased $1.4 million, or 1%, reflecting typical seasonality within service charges on deposit accounts, which decreased $5.4 million. Other linked quarter changes were a $3.6 million decrease in gain on sale of loans from reduced SBA loan sales, a $4.4 million decrease in other income, and a $3.1 million decrease in capital market fees related to customer derivatives. These were partially offset by a $15.7 million increase in securities gains.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1, 2, and 3.)

The following table reflects noninterest expense for each of the past five quarters:

Table 7—Noninterest Expense

	2014	2013				1Q14 vs 1Q13		1Q14 vs 4Q13
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Personnel costs	$249,477	$249,554	$229,326	$263,862	$258,895	$(9,418)	(4)%	$(77)	(0)%
Outside data processing and other services	51,490	51,071	49,313	49,898	49,265	2,225	5	419	1
Net occupancy	33,433	31,983	35,591	27,656	30,114	3,319	11	1,450	5
Equipment	28,750	28,775	28,191	24,947	24,880	3,870	16	(25)	(0)
Marketing	10,686	13,704	12,271	14,239	10,971	(285)	(3)	(3,018)	(22)
Deposit and other insurance expense	13,718	10,056	11,155	13,460	15,490	(1,772)	(11)	3,662	36
Amortization of intangibles	9,291	10,320	10,362	10,362	10,320	(1,029)	(10)	(1,029)	(10)
Professional services	12,231	11,567	12,487	9,341	7,192	5,039	70	664	6
Other expense	51,045	38,979	34,640	32,100	35,666	15,379	43	12,066	31

Total noninterest expense	$460,121	$446,009	$423,336	$445,865	$442,793	$17,328	4%	$14,112	3%

Number of employees (average full-time equivalent)	11,848	11,765	12,080	12,063	11,949	(101)	(1)%	83	1%

2014 First Quarter versus 2013 First Quarter

In the 2014 first quarter, noninterest expense increased $17.3 million, or 4%, from the year-ago quarter. When adjusting for the $21.6 million of Significant Items, noninterest expense decreased $4.3 million. The $17.3 million increase in the reported noninterest expenses primarily reflects:

•	$15.4 million, or 43%, increase in other expense, reflecting a $9.0 million addition to litigation reserves and a $3.0 million goodwill impairment.

•	$5.0 million, or 70%, increase in professional services, including $2.2 million of one-time merger related expenses.

•	$3.9 million, or 16%, increase in equipment expense, reflecting increased depreciation on technology investments.

•	$3.3 million, or 11%, increase in net occupancy, reflecting $1.7 million of one-time merger related expenses.

•	$2.2 million, or 5%, increase in outside data processing and other services, reflecting $4.3 million of one-time merger related expenses.

Partially offset by:

•

$9.4 million, or 4%, decrease in personnel costs, primarily reflecting the curtailment of the pension plan of the end of 2013 that was partially offset by $2.3 million of one-time merger related expenses.

2014 First Quarter versus 2013 Fourth Quarter

Noninterest expense of $460.1 million for the 2014 first quarter included $21.6 million of Significant Items and was up $14.1 million, or 3%, from the 2013 fourth quarter noninterest expense of $446.0 million, which included a $6.9 million Significant Item. After excluding the impact of Significant Items from both quarters, noninterest expense was essentially unchanged as the remaining $3.7 million increase in deposit and other insurance was largely offset by the remaining $3.0 million decline in marketing.

Provision for Income Taxes

The provision for income taxes in the 2014 first quarter was $52.1 million. This compared with a provision for income taxes of $52.0 million in the 2013 fourth quarter and $55.1 million in the 2013 first quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, and general business credits. At March 31, 2014, we had a net federal deferred tax asset of $123.7 million and a net state deferred tax asset of $42.3 million. Based on both positive and negative evidence and our level of forecasted future taxable income, we determined no impairment existed to the net federal and state deferred tax asset at March 31, 2014. For regulatory capital purposes, there was no disallowed net deferred tax asset at March 31, 2014.

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

We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2013 Form 10-K and subsequent filings with the SEC. Additionally, the MD&A included in our 2013 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2013 Form 10-K. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2013 Form 10-K.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have significant credit risk associated with our AFS and HTM securities portfolios (see Note 4 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.

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

Loan and Lease Credit Exposure Mix

At March 31, 2014, loans and leases totaled $44.4 billion, representing a $1.2 billion, or 3%, increase compared to $43.1 billion at December 31, 2013, primarily reflecting growth in the C&I and automobile portfolio. In addition, we added $559.4 million in loans from our acquisition of Camco Financial during the 2014 first quarter. The Camco Financial portfolio represents approximately 50% of the growth in the quarter, centered in CRE, home equity and residential mortgage.

At March 31, 2014, commercial loans and leases totaled $23.1 billion and represented 53% of our total loan and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography across our footprint, and is comprised of the following loan types (see Commercial Credit discussion).

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

Total consumer loans and leases were $21.3 billion at March 31, 2014, and represented 47% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion).

Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 18% of the total exposure, with no individual state representing more than 5%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

Home equity – Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit may convert to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Residential mortgage – Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes. All residential mortgage loan decisions utilize a full appraisal for collateral valuation. Huntington has not originated or acquired residential mortgages that allow negative amortization or allow the borrower multiple payment options.

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans. We introduced a consumer credit card product during 2013, utilizing a centralized underwriting system and focusing on existing Huntington customers.

The table below provides the composition of our total loan and lease portfolio:

Table 8—Loan and Lease Portfolio Composition

	2014		2013
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial:(1)
Commercial and industrial	$18,046	41%	$17,594	41%	$17,335	41%	$17,113	41%	$17,267	42%
Commercial real estate:
Construction	692	2	557	1	544	1	607	1	574	1
Commercial	4,339	10	4,293	10	4,328	10	4,286	10	4,485	11

Total commercial real estate	5,031	12	4,850	11	4,872	11	4,893	11	5,059	12

Total commercial	23,077	53	22,444	52	22,207	52	22,006	52	22,326	54

Consumer:
Automobile	6,999	16	6,639	15	6,317	15	5,810	14	5,036	12
Home equity	8,373	19	8,336	18	8,347	20	8,369	20	8,474	21
Residential mortgage	5,542	12	5,321	12	5,307	12	5,168	12	5,051	12
Other consumer	363	—	380	2	378	1	387	2	397	1

Total consumer	21,277	47	20,676	48	20,349	48	19,734	48	18,958	46

Total loans and leases	$44,354	100%	$43,120	100%	$42,556	100%	$41,740	100%	$41,284	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by segment, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, unsecured lending, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Our concentration management process is approved by our board level Risk Oversight Committee and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease:

Table 9—Loan and Lease Portfolio by Collateral Type

	2014		2013
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
Secured loans:
Real estate—commercial	$8,612	19%	$8,622	20%	$8,769	21%	$8,749	21%	$9,041	22%
Real estate—consumer	13,916	31	13,657	32	13,654	32	13,537	32	13,525	33
Vehicles	9,270	21	8,989	21	8,275	19	7,763	19	6,924	17
Receivables/Inventory	5,717	13	5,534	13	5,367	13	5,260	13	5,383	13
Machinery/Equipment	2,930	7	2,738	6	2,778	7	2,831	7	2,815	7
Securities/Deposits	1,064	2	786	2	905	2	924	2	840	2
Other	870	3	1,016	2	948	2	1,020	2	1,014	2

Total secured loans and leases	42,379	96	41,342	96	40,696	96	40,084	96	39,542	96
Unsecured loans and leases	1,975	4	1,778	4	1,860	4	1,656	4	1,742	4

Total loans and leases	$44,354	100%	$43,120	100%	$42,556	100%	$41,740	100%	$41,284	100%

Commercial Credit

Refer to the “Commercial Credit” section of our 2013 Form 10-K for our commercial credit underwriting and on-going credit management processes.

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

Dedicated real estate professionals originated the majority of the portfolio, with the remainder obtained from prior bank acquisitions. Appraisals are obtained from approved vendors, and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and/or risk of new loan originations.

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

Consumer Credit

Refer to the “Consumer Credit” section of our 2013 Form 10-K for our consumer credit underwriting and on-going credit management processes.

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

We have continued to consistently execute our value proposition and take advantage of available market opportunities. Importantly, we have maintained our high credit quality standards while expanding the portfolio.

RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. While home prices have rebounded from the 2009-2010 levels, they remain below the peak. Huntington continues to support our local markets with consistent underwriting across all residential secured products. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated in 2006 and earlier. Our portfolio management strategies associated with our Home Savers group allows us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.

Table 10—Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	03/31/14	12/31/13	03/31/14	12/31/13	03/31/14	12/31/13
Ending balance	$4,886	$4,842	$3,487	$3,494	$5,542	$5,321
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	74%	74%
Portfolio weighted average FICO score(2)	757	758	746	741	745	743

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Originations	$300	$548	$163	$106	$198	$319
Origination weighted average LTV ratio(1)	72%	66%	83%	81%	81%	75%
Origination weighted average FICO score(2)	763	778	756	751	752	759

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

Home Equity Portfolio

Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment. After the 10-year draw period, the borrower must reapply to extend the existing structure or begin repaying the debt in a traditional term structure.

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

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 11—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	March 31, 2014
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$53	$20	$3	$2	$2,472	$2,550
Secured by junior-lien	237	183	135	92	2,337	2,984

Total home equity line-of-credit	$290	$203	$138	$94	$4,809	$5,534

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

Residential Mortgages Portfolio

We focus on higher quality borrowers and underwrite all applications centrally. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options. We have incorporated regulatory requirements and guidance into our underwriting process. All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values on a regular basis in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the period ended March 31, 2014, we closed $96 million in HARP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in the 2014 first quarter reflected continued overall improvement. However, the level of NPA’s increased 4% to $365.3 million compared to the prior quarter, primarily attributable to the Camco Financial acquisition. The level of Consumer OREO increased over the prior quarter as there were relatively few sales in the first quarter. We expect the sales activity in the second quarter to be substantially stronger. NCOs decreased by $3.5 million or 7% in the quarter, primarily as a result of recovery levels in the CRE and home equity portfolios. Commercial criticized loans increased compared to the prior quarter, again driven by the impact of Camco Financial, and reflecting our continued focus on proactively identifying potential problem credits. There was no specific industry or region that drove the increase in the quarter. Commercial classified loans declined, reflecting the continued improvement across the portfolio. The ACL to total loans ratio declined to 1.56%, but our coverage ratios as demonstrated by the ACL to NAL ratio of 211% remained strong.

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

C&I and CRE loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt.

Of the $128.4 million of CRE and C&I-related NALs at March 31, 2014, $55.9 million, or 44%, represented loans that were less than 30 days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, residential mortgage loans are placed on nonaccrual status at 150-days past due. First-lien home equity loans are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 12—Nonaccrual Loans and Leases and Nonperforming Assets

	2014	2013
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Nonaccrual loans and leases:
Commercial and industrial	$57,053	$56,615	$68,034	$80,037	$80,928
Commercial real estate	71,344	73,417	80,295	93,643	110,803
Automobile	6,218	6,303	5,972	7,743	6,770
Residential mortgage	121,681	119,532	116,260	122,040	118,405
Home equity	70,862	66,189	62,545	60,083	63,405

Total nonaccrual loans and leases	327,158	322,056	333,106	363,546	380,311
Other real estate owned, net
Residential	30,581	23,447	16,610	17,353	19,538
Commercial	5,110	4,217	12,544	3,713	5,601

Total other real estate owned, net	35,691	27,664	29,154	21,066	25,139
Other nonperforming assets(1)	2,440	2,440	12,000	12,087	10,045

Total nonperforming assets	$365,289	$352,160	$374,260	$396,699	$415,495

Nonaccrual loans as a % of total loans and leases	0.74%	0.75%	0.78%	0.87%	0.92%
Nonperforming assets ratio(2)	0.82	0.82	0.88	0.95	1.01
(NPA+90days)/(Loan+OREO)(3)	1.17	1.20	1.29	1.38	1.48

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(3)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

The $13.1 million, or 4%, increase in NPAs compared with December 31, 2013, primarily reflected the impact of the acquisition of the Camco Financial portfolio:

•

$8.0 million, or 29%, increase in net OREO properties was primarily related to consumer OREO, reflecting limited sales in the first quarter and the addition of $3.0 million of properties from Camco Financial.

•

$4.7 million, or 7%, increase in home equity NALs was related to the addition of Camco Financial. Additionally, while the number of nonaccrual home equity lines/loans is flat to slightly down, the NAL balances are increasing due to new NALs having a relatively higher balance than in prior periods, as a result of the improving home values.

•	$2.2 million, or 2%, increase in residential mortgage NALs, reflecting the addition of Camco Financial.

Partially offset by:

•

$2.1 million, or 3%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 13—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2014	2013
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Troubled debt restructured loans—accruing:
Commercial and industrial	$102,970	$83,857	$85,687	$94,583	$90,642
Commercial real estate	210,876	204,668	204,597	184,372	192,167
Automobile	27,393	30,781	30,981	32,768	34,379
Home equity	202,044	188,266	153,591	135,759	162,087	(1)
Residential mortgage	284,194	305,059	300,809	293,933	288,041
Other consumer	1,727	1,041	959	3,383	2,514

Total troubled debt restructured loans—accruing	829,204	813,672	776,624	744,798	769,830
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	7,197	7,291	8,643	14,541	14,970
Commercial real estate	27,972	23,981	22,695	26,118	26,588
Automobile	5,676	6,303	5,972	7,743	6,770
Home equity	20,992	20,715	11,434	10,227	11,235
Residential mortgage	84,441	82,879	77,525	80,563	84,317
Other consumer	120	—	—	—	—

Total troubled debt restructured loans—nonaccruing	146,398	141,169	126,269	139,192	143,880

Total troubled debt restructured loans	$975,602	$954,841	$902,893	$883,990	$913,710

(1)	Included $46,031 thousand incorrectly reflected as TDRs in the 2013 first quarter.

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

TDRs in the home equity and residential mortgage portfolio may continue to increase for a time as we continue to appropriately manage the portfolio. Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR.

The following table reflects TDR activity for each of the past five quarters:

Table 14—Troubled Debt Restructured Loan Activity

	2014	2013
(dollar amounts in thousands)	First	Fourth	Third	Second		First
TDRs, beginning of period	$954,841	$902,893	$883,990	$913,710		$875,625
New TDRs	219,656	169,383	161,812	115,955		164,407 (2)
Payments	(55,130)	(46,974)	(60,392)	(39,818)		(44,183)
Charge-offs	(10,774)	(5,980)	(10,439)	(8,083)		(5,395)
Sales	(14,169)	(613)	(2,999)	(2,738)		(4,814)
Transfer to OREO	(2,597)	(2,609)	(2,056)	(2,453)		(1,124)
Restructured TDRs—accruing(1)	(86,012)	(51,709)	(58,499)	(46,987)		(53,936)
Restructured TDRs—nonaccruing(1)	(23,038)	(7,415)	(6,163)	(2,520)		(10,674)
Other	(7,175)	(2,135)	(2,361)	(43,076	)(2)	(6,196)

TDRs, end of period	$975,602	$954,841	$902,893	$883,990		$913,710

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.
(2)	Included $46,031 thousand of home equity TDRs incorrectly reflected as new TDRs in the 2013 first quarter.

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

A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio. The provision for credit losses in the 2014 first quarter was $24.6 million, compared with $24.3 million in the prior quarter and $29.6 million in the year-ago quarter. (See Provision for Credit Losses discussion within Results of Operations section).

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 15—Allocation of Allowance for Credit Losses (1)

	2014		2013
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial
Commercial and industrial	$266,979	41%	$265,801	41%	$262,048	41%	$233,679	41%	$238,098	42%
Commercial real estate	160,306	12	162,557	11	164,522	11	255,849	11	267,436	12

Total commercial	427,285	53	428,358	52	426,570	52	489,528	52	505,534	54

Consumer
Automobile	25,178	16	31,053	15	27,087	15	39,990	14	35,973	12
Home equity	113,177	19	111,131	19	124,068	20	115,626	20	115,858	21
Residential mortgage	39,068	12	39,577	12	51,252	12	63,802	12	63,062	12
Other consumer	27,210	—	37,751	2	37,053	1	24,130	2	26,342	1

Total consumer	204,633	47	219,512	48	239,460	48	243,548	48	241,235	46

Total allowance for loan and lease losses	631,918	100%	647,870	100%	666,030	100%	733,076	100%	746,769	100%

Allowance for unfunded loan commitments	59,368		62,899		66,857		44,223		40,855

Total allowance for credit losses	$691,286		$710,769		$732,887		$777,299		$787,624

Total allowance for loan and leases losses as % of:
Total loans and leases		1.42%		1.50%		1.57%		1.76%		1.81%
Nonaccrual loans and leases		193		201		200		202		196
Nonperforming assets		174		184		178		185		180
Total allowance for credit losses as % of:
Total loans and leases		1.56%		1.65%		1.72%		1.86%		1.91%
Nonaccrual loans and leases		211		221		220		214		207
Nonperforming assets		191		202		196		196		190

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The $19.4 million, or 3%, decline in ACL compared with December 31, 2013, primarily reflected:

•

$10.5 million, or 28%, decline in other consumer, reflecting the changing risk profile of the overdraft portfolio and the seasonal reduction in the overall exposure. The ALLL for the other consumer portfolio is consistent with expectations given the level of overdraft exposure.

•	$5.9 million, or 19%, decline in automobile, reflecting the continued positive performance metrics and the high quality origination strategy.

•	$3.5 million, or 6%, decline in AULC, reflecting lower risk exposures.

The ACL to total loans declined to 1.56% at March 31, 2014, compared to 1.65% at December 31, 2013. We believe the decline in the ratio is appropriate given the significant continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and proactive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values over the past several years has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Recently, real estate values have begun to rebound from their 2007 levels in our primary markets.

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

The following table reflects NCO detail for each of the last five quarters:

Table 16—Quarterly Net Charge-off Analysis

	2014	2013
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$8,606	$9,826	$1,661	$1,586	$3,317
Commercial real estate:
Construction	918	(88)	6,165	1,079	(798)
Commercial	(1,905)	(2,783)	6,398	1,305	13,575

Commercial real estate	(987)	(2,871)	12,563	2,384	12,777

Total commercial	7,619	6,955	14,224	3,970	16,094

Consumer:
Automobile	4,642	3,759	2,721	1,463	2,594
Home equity	15,687	20,451	27,175	14,654	19,983
Residential mortgage	7,859	7,605	4,789	8,620	6,148
Other consumer	7,179	7,677	6,833	6,083	6,868

Total consumer	35,367	39,492	41,518	30,820	35,593

Total net charge-offs	$42,986	$46,447	$55,742	$34,790	$51,687

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.20%	0.22%	0.04%	0.04%	0.08%
Commercial real estate:
Construction	0.60	(0.06)	4.36	0.74	(0.53)
Commercial	(0.18)	(0.26)	0.59	0.12	1.16

Commercial real estate	(0.08)	(0.23)	1.02	0.19	0.97

Total commercial	0.14	0.12	0.26	0.07	0.29

Consumer:
Automobile	0.27	0.23	0.18	0.11	0.21
Home equity	0.75	0.98	1.30	0.71	0.95
Residential mortgage	0.58	0.57	0.36	0.66	0.49
Other consumer	7.44	7.98	7.19	5.28	6.67

Total consumer	0.68	0.77	0.83	0.64	0.76

Net charge-offs as a % of average loans	0.40%	0.43%	0.53%	0.34%	0.51%

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

Our overall NCOs are returning to normal levels, however, we anticipate NCO levels for both the residential mortgage and home equity portfolios will remain at elevated levels in the near future. The home equity portfolio will continue to be impacted by borrowers that are seeking to refinance, but are in a negative equity position because of the junior-lien loan. Right-sizing and debt forgiveness associated with these situations are becoming more frequent as borrowers realize the impact to their credit is minor, and that a default on a junior-lien loan is not likely to cause borrowers to lose their home.

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

2014 First Quarter versus 2013 Fourth Quarter

NCOs decreased $3.5 million in the current quarter to $43.0 million, primarily as a result of continued expected improvement and the impact of recovery activity in the quarter for the home equity and other consumer portfolios. NCOs were an annualized 0.40% of average loans and leases in the current quarter, down from 0.43% in the 2013 fourth quarter, and still within our long term expectation of 0.35% - 0.55%. Automobile NCOs increased in the quarter, reflecting a more normalized charge-off level for the portfolio. Given the absolute low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter to quarter comparison basis.

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

Huntington uses two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. EVE measures the market value of assets minus the market value of liabilities and the change in this value as rates change.

Table 17—Net Interest Income at Risk

	Interest Sensitive Earnings at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

March 31, 2014	-0.5%	0.3%	0.1%

In previous quarters, we reported ISE at Risk. We now report NII at Risk to isolate the change in income related solely to interest earning assets and interest bearing liabilities. The difference between the results for ISE at Risk and NII at Risk are not significant for this or any previous quarterly period.

The NII at Risk results included in the table above reflect the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at March 31, 2014, shows that Huntington’s earnings are not sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets, primarily indirect auto loans and securities, increased resulting in a reduction in asset sensitivity. This reduction is somewhat accentuated by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise. The reduced asset sensitivity for the +200 basis points scenario relates to the modeled migration of money market accounts balances into CDs thereby shifting from variable to fixed rate.

Table 18—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

March 31, 2014	0.5%	-3.5%	-8.8%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at March 31, 2014 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Compared to recent periods, the EVE results for March 31, 2014, reflect the impact of HQLA, added to our investment portfolio to prepare for the LCR rules.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At March 31, 2014 we had a total of $ 163.3 million of capitalized MSRs representing the right to service $ 15.4 billion in mortgage loans. Of this $ 163.3 million, $30.6 million was recorded using the fair value method and $132.7 million was recorded using the amortization method.

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

Investment securities portfolio

The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 4 and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements. Particularly regarding the MBS and ABS, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 19—Expected life of investment securities

	March 31, 2014
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$631,398	$628,655	$—	$—
1 - 5 years	3,559,423	3,604,150	586,445	580,470
6 - 10 years	2,902,205	2,875,486	3,148,278	3,121,026
Over 10 years	363,875	306,286	—	—
Other securities	339,711	340,213	—	—

Total	$7,796,612	$7,754,790	$3,734,723	$3,701,496

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2014, these core deposits funded 76% of total assets (105% of total loans). At March 31, 2014 and December 31, 2013, total core deposits represented 94% and 95% of total deposits, respectively.

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

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $ 0.7 billion from December 31, 2013, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $15.7 million and $19.3 million at March 31, 2014 and December 31, 2013, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $ 2.4 billion and $ 1.9 billion at March 31, 2014 and December 31, 2013, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 20—Deposit Composition

	2014		2013
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
By Type
Demand deposits—noninterest-bearing	$14,314	29%	$13,650	29%	$13,421	29%	$13,491	29%	12,757	27%
Demand deposits—interest-bearing	5,970	12	5,880	12	5,856	13	5,977	13	6,135	13
Money market deposits	17,693	36	17,213	36	16,212	34	15,131	33	15,165	32
Savings and other domestic deposits	5,115	10	4,871	10	4,946	11	5,054	11	5,174	11
Core certificates of deposit	3,557	7	3,723	8	4,108	9	4,353	9	5,170	11

Total core deposits	46,649	94	45,337	95	44,543	96	44,006	95	44,401	94
Other domestic deposits of $250,000 or more	289	1	274	1	268	1	283	1	355	1
Brokered deposits and negotiable CDs	2,074	4	1,580	3	1,366	3	1,695	4	1,807	4
Deposits in foreign offices	337	1	316	1	387	—	347	—	304	1

Total deposits	$49,349	100%	$47,507	100%	$46,564	100%	$46,331	100%	$46,867	100%

Total core deposits:
Commercial	$20,507	44%	$19,982	44%	$19,526	44%	$18,922	43%	$18,502	42%
Consumer	26,142	56	25,355	56	25,017	56	25,084	—	25,899	58

Total core deposits	$46,649	100%	$45,337	100%	$44,543	100%	$44,006	43%	$44,401	100%

Table 21—Federal Funds Purchased and Repurchase Agreements

	2014	2013
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,342	$549	$655	$627	$725
Other short-term borrowings	56	4	6	3	8

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.06%	0.07%	0.09%	0.09%
Other short-term borrowings	0.26	2.59	1.41	3.63	2.50

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,342	$787	$787	$757	$781
Other short-term borrowings	56	19	9	10	9

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$875	$692	$703	$693	$752
Other short-term borrowings	8	8	7	9	10

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.08%	0.08%	0.08%	0.10%
Other short-term borrowings	1.06	1.79	1.32	1.91	2.13

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. At March 31, 2014, total wholesale funding was $7.3 billion, an increase from $7.0 billion at December 31, 2013. The increase from prior quarter-end primarily relates to an increase in other long-term debt and short-term borrowings, partially offset by a decrease in subordinated notes and FHLB borrowings.

We can also obtain funding through other methods including: (1) purchasing federal funds, (2) selling securities under repurchase agreements, (3) selling or maturity of investment securities, (4) selling or securitization of loans, (5) selling of national market certificates of deposit, (6) the relatively shorter-term structure of our commercial loans and automobile loans, and (7) issuing of common and preferred stock.

The Bank also has access to the Federal Reserve’s discount window. These borrowings are secured by non-real estate related commercial loans. The Bank is also a member of the FHLB, and as such, has access to advances from the FHLB. These advances are may be secured by residential mortgages, other mortgage-related loans, and available-for-sale securities.

On October 24, 2013, the OCC, U.S. Treasury, FRB, and the FDIC, issued an NPR regarding the implementation of a quantitative liquidity requirement consistent with the LCR standard established by the Basel Committee on Banking Supervision. The requirements are designed to promote the short term resilience of the liquidity risk profile of banks to which it applies. If implemented as proposed, among other things, the requirement will likely cause some banks, including us, to purchase additional amounts of unencumbered, high quality liquid assets, which can easily be converted into cash. In preparation for the January 2015 LCR requirements, we sold securities that will not qualify for liquidity coverage and reinvested the proceeds into High Quality Liquid Assets.

At March 31, 2014, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At March 31, 2014 and December 31, 2013, the parent company had $0.8 billion and $1.0 billion, respectively, in cash and cash equivalents.

On April 16, 2014, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.05 per common share. The dividend is payable on July 1, 2014, to shareholders of record on June 17, 2014. Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $41.4 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

At March 31, 2014, the Bank no longer has a regulatory dividend limitation due to the deficit position of its undivided profits. We anticipate that the Bank will declare dividends to the holding company during the first half of 2014. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank and commitments by the Bank to sell mortgage loans.

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

Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. At March 31, 2014, we had $470.3 million of standby letters-of-credit outstanding, of which 84% were collateralized. Included in this $470.3 million are letters-of-credit issued by the Bank that support securities that were issued by our customers and remarketed by The Huntington Investment Company, our broker-dealer subsidiary.

We enter into forward contracts relating to the mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale. At March 31, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $523.0 million and $452.6 million, respectively. These contracts mature in less than one year.

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

The tables below reflect activity in the representations and warranties reserve:

Table 22—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2014	2013
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Reserve for representations and warranties, beginning of period	$22,027	$27,502	$28,039	$28,932	$28,588
Reserve charges	(6,132)	(6,024)	(2,490)	(1,531)	(2,470)
Provision for representations and warranties	1,199	549	1,952	638	2,814

Reserve for representations and warranties, end of period	$17,094	$22,027	$27,501	$28,039	$28,932

Table 23—Mortgage Loan Repurchase Statistics

	2014	2013
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Number of loans sold	3,882	4,856	5,839	5,747	5,798
Amount of loans sold (UPB)	$487,822	$625,958	$861,897	$921,458	$846,419
Number of loans repurchased (1)	89	41	40	32	46
Amount of loans repurchased (UPB) (1)	$10,557	$5,204	$4,055	$2,969	$5,874
Number of claims received	35	341	222	71	146
Successful dispute rate (2)	34%	40%	36%	45%	62
Number of make whole payments (3)	91	91	28	19	29
Amount of make whole payments (3)	$5,693	$5,742	$2,125	$1,304	$2,274

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Table 24—Capital Adequacy

	2014	2013
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Consolidated capital calculations:
Common shareholders’ equity	$5,790	$5,704	$5,566	$5,388	$5,471
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	6,176	6,090	5,952	5,774	5,857
Goodwill	(505)	(444)	(444)	(444)	(444)
Other intangible assets	(91)	(93)	(104)	(114)	(124)
Other intangible assets deferred tax liability (1)	32	33	36	40	43

Total tangible equity (2)	5,612	5,586	5,440	5,256	5,332
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$5,226	$5,200	$5,054	$4,870	$4,946

Total assets	$61,146	$59,467	$56,639	$56,104	$56,045
Goodwill	(505)	(444)	(444)	(444)	(444)
Other intangible assets	(91)	(93)	(104)	(114)	(124)
Other intangible assets deferred tax liability (1)	32	33	36	40	43

Total tangible assets (2)	$60,582	$58,963	$56,127	$55,586	$55,520

Tier 1 capital	$6,107	$6,100	$6,018	$5,885	$5,829
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(304)	(299)	(299)	(299)	(299)
REIT preferred stock	—	—	(50)	(50)	(50)

Tier 1 common equity (2)	$5,417	$5,415	$5,283	$5,150	$5,094

Risk-weighted assets (RWA)	$51,120	$49,690	$48,687	$48,080	$47,937

Tier 1 common equity / RWA ratio (2)	10.60%	10.90%	10.85%	10.71%	10.62%
Tangible equity / tangible asset ratio (2)	9.26	9.47	9.69	9.46	9.60
Tangible common equity / tangible asset ratio (2)	8.63	8.82	9.01	8.76	8.91
Tangible common equity / RWA ratio (2)	10.22	10.46	10.38	10.13	10.32

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

Our Tier 1 common equity risk-based ratio declined 30 basis points to 10.60% at March 31, 2014, compared with 10.90% at December 31, 2013. This decrease primarily reflected the repurchase of 14.6 million common shares and the impacts related to the increase in risk-weighted assets, partially offset by an increase in retained earnings, as well as the issuance of 8.7 million common shares in the Camco Financial acquisition.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 25—Regulatory Capital Data

		2014	2013
(dollar amounts in millions)		March 31,	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	Consolidated	$51,120	$49,690	$48,687	$48,080	$47,937
	Bank	51,021	49,609	48,570	48,026	47,842
Tier 1 risk-based capital	Consolidated	6,107	6,100	6,017	5,885	5,829
	Bank	5,872	5,682	5,540	5,343	5,162
Tier 2 risk-based capital	Consolidated	1,118	1,139	1,127	1,120	1,144
	Bank	817	838	825	819	947
Total risk-based capital	Consolidated	7,225	7,239	7,144	7,005	6,973
	Bank	6,689	6,520	6,365	6,162	6,109
Tier 1 leverage ratio	Consolidated	10.32%	10.67%	10.85%	10.64%	10.57%
	Bank	9.96	9.97	10.01	9.68	9.38
Tier 1 risk-based capital ratio	Consolidated	11.95	12.28	12.36	12.24	12.16
	Bank	11.51	11.45	11.41	11.13	10.79
Total risk-based capital ratio	Consolidated	14.13	14.57	14.67	14.57	14.55
	Bank	13.11	13.14	13.11	12.83	12.77

The decrease in our consolidated Tier 1 risk-based capital ratios compared with December 31, 2013, primarily reflected the repurchase of 14.6 million common shares and the impacts related to the increase in risk-weighted assets, partially offset by an increase in retained earnings, as well as the issuance of 8.7 million common shares in the Camco Financial acquisition.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.2 billion at March 31, 2014, an increase of $0.1 billion when compared with December 31, 2013.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On April 16, 2014, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on July 1, 2014. Also, cash dividends of $0.05 per share were declared on January 16, 2014.

On April 16, 2014, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on July 15, 2014. Also, cash dividends of $21.25 per share were declared on January 16, 2014.

On April 16, 2014, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.32 per share. The dividend is payable on July 15, 2014. Also, cash dividends of $7.35 per share were declared on January 16, 2014.

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

In 2013, our board of directors has authorized a share repurchase program consistent with our capital plan submitted in January of that year of the potential repurchase of up to $227 million of common stock. During the 2014 first quarter, we concluded our share repurchase activity under this program resulting in 14.6 million common shares repurchased at a weighted average share price of $9.32.

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. The new repurchase authorization represents a $23 million, or 10%, increase from the recently completed common stock repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan.

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

BUSINESS SEGMENT DISCUSSION

Overview

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes our insurance brokerage business, along with technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

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

Expense Allocation

The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except those related to our insurance business, reported Significant Items (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the five business segments.

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

Net Income by Business Segment

The segregation of net income by business segment for the quarters ended March 31, 2014 and March 31, 2013 is presented in the following table:

Table 26—Net Income (Loss) by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Retail and Business Banking	$45,544	$26,606
Commercial Banking	28,735	38,847
AFCRE	43,194	46,049
RBHPCG	6,416	8,897
Home Lending	(8,919)	8,328
Treasury/Other	34,173	24,547

Total net income	$149,143	$153,274

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

The $9.6 million, or 39%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above. The FTP process produced increased net income for Treasury/Other as the sustained low market interest rate environment, combined with a shift in funding mix to include additional wholesale sources, resulted in lower FTP credits paid to the business segments.

Optimal Customer Relationship (OCR)

Our OCR strategy is focused on building and deepening relationships with our customers through superior interactions, product penetration, and quality of service. We will deliver high-quality customer and prospect interactions through a fully integrated sales culture which will include all partners necessary to deliver a total Huntington solution The quality of our relationships will lead to our ability to be the Primary Bank for our customers, yielding quality, annuitized revenue and profitable share of customers overall financial services revenue. We believe our relationship oriented approach will drive a competitive advantage through our local market delivery channels.

CONSUMER OCR PERFORMANCE

For both consumer and commercial OCR performance there are three key performance metrics: (1) the number of checking account households, (2) the number of product penetration per consumer checking household, and (3) the revenue generated from the consumer households of all business segments.

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

The following table presents consumer checking account household OCR metrics:

Table 27—Consumer Checking Household OCR Cross-sell Report

	2014	2013
	First	Fourth	Third	Second	First
	1,359,158	1,324,971	1,314,587	1,291,177	1,265,086
Product Penetration by Number of Services (1)
1 Service	3.0%	3.0%	3.2%	3.3%	2.7%
2-3 Services	18.8	19.2	19.5	19.9	17.3
4-5 Services	30.2	30.2	30.0	30.1	29.3
6+ Services	48.0	47.6	47.3	46.7	50.7
Total revenue (in millions)	$239.9	$232.5	$237.1	$239.1	$239.4

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

Our emphasis on cross-sell, coupled with customers being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more products at the end of the 2014 first quarter was 48.0%, up from 47.6% at the end of 2013 fourth quarter due to increased product sales and services provided.

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

The following table presents commercial relationship OCR metrics:

Table 28—Commercial Relationship OCR Cross-sell Report

	2014	2013
	First	Fourth	Third	Second	First
Commercial Relationships (1)	159,973	159,716	159,878	158,010	155,584
Product Penetration by Number of Services (2)
1 Service	19.4%	21.1%	22.1%	22.8%	23.7%
2-3 Services	41.1	41.4	41.1	40.9	40.2
4+ Services	39.5	37.5	36.8	36.3	36.1
Total revenue (in millions)	$213.3	$190.9	$193.9	$178.6	$175.1

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet.

Table 29—Average Loans/Leases and Deposits by Business Segment

	Three Months Ended March 31, 2014
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,569	$10,555	$2,820	$613	$—	$74	$17,631
Commercial real estate	365	300	4,035	202	—	(1)	4,901

Total commercial	3,934	10,855	6,855	815	—	73	22,532
Automobile	—	—	6,788	—	—	(2)	6,786
Home equity	7,474	2	1	735	166	(38)	8,340
Residential mortgage	1,089	—	—	1,281	3,010	(1)	5,379
Other consumer	310	4	35	9	22	6	386

Total consumer	8,873	6	6,824	2,025	3,198	(35)	20,891

Total loans and leases	$12,807	$10,861	$13,679	$2,840	$3,198	38	$43,423

Average Deposits
Demand deposits—noninterest-bearing	$5,696	$4,573	$735	$1,663	$257	$268	$13,192
Demand deposits—interest-bearing	4,687	695	64	317	—	12	5,775
Money market deposits	9,800	3,786	260	3,794	—	8	17,648
Savings and other domestic deposits	4,800	85	5	79	—	(2)	4,967
Core certificates of deposit	3,546	15	1	50	—	1	3,613

Total core deposits	28,529	9,154	1,065	5,903	257	287	45,195
Other deposits	104	906	77	3	—	1,304	2,394

Total deposits	$28,633	$10,060	$1,142	$5,906	$257	$1,591	$47,589

	Three Months Ended March 31, 2013
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,454	$10,205	$2,629	$607	$—	$59	$16,954
Commercial real estate	436	406	4,245	204	1	—	5,292

Total commercial	3,890	10,611	6,874	811	1	59	22,246
Automobile	—	—	4,832	—	—	1	4,833
Home equity	7,379	3	1	749	172	91	8,395
Residential mortgage	1,060	6	—	1,260	2,757	(105)	4,978
Other consumer	317	5	62	20	22	(14)	412

Total consumer	8,756	14	4,895	2,029	2,951	(27)	18,618

Total loans and leases	$12,646	$10,625	$11,769	$2,840	$2,952	$32	$40,864

Average Deposits
Demand deposits—noninterest-bearing	$5,142	$4,094	$612	$1,627	$383	$307	$12,165
Demand deposits—interest-bearing	4,742	887	50	290	—	8	5,977
Money market deposits	8,169	3,096	244	3,527	—	9	15,045
Savings and other domestic deposits	4,897	95	6	85	2	(2)	5,083
Core certificates of deposit	5,235	25	2	79	—	5	5,346

Total core deposits	28,185	8,197	914	5,608	385	327	43,616
Other deposits	139	1,024	61	30	—	1,143	2,397

Total deposits	$28,324	$9,221	$975	$5,638	$385	$1,470	$46,013

Retail and Business Banking

Table 30—Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$219,841	$226,538	$(6,697)	(3)%
Provision for credit losses	7,460	32,510	(25,050)	(77)
Noninterest income	92,962	87,240	5,722	7
Noninterest expense	235,275	240,336	(5,061)	(2)
Provision for income taxes	24,524	14,326	10,198	71

Net income	$45,544	$26,606	$18,938	71%

Number of employees (average full-time equivalent)	5,126	5,266	(140)	(3)%
Total average assets (in millions)	$14,536	$14,359	$177	1
Total average loans/leases (in millions)	12,807	12,646	161	1
Total average deposits (in millions)	28,633	28,324	309	1
Net interest margin	3.15%	3.28%	(0.13)%	(4)
NCOs	$23,968	$30,690	$(6,722)	(22)
NCOs as a % of average loans and leases	0.75%	0.97%	(0.22)%	(23)
Return on average common equity	14.1	7.6	6.5	86

2014 First Three Months vs. 2013 First Three Months

Retail and Business Banking reported net income of $45.5 million in the first three-month period of 2014. This was an increase of $18.9 million, or 71%, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•

13 basis point decrease in the net interest margin. This decrease was mainly due to a 15 basis point decrease in deposit spreads that resulted from a reduction in the funds transfer price rates assigned to those deposits.

Partially offset by:

•	$0.3 billion, or 1%, increase in total average deposits.

•	9 basis points increase in loan spreads, primarily due to a reduction in the funds transfer price assigned to loans.

The increase in total average loans and leases from the year-ago period reflected:

•	$117 million, or 1%, increase in consumer loans, primarily due to growth in home equity lines of credit and residential mortgages.

•	$44 million, or 1%, increase in commercial loans, primarily due to C&I loan growth.

The increase in total average deposits from the year-ago period reflected:

•

A continued focus on product mix in reducing the overall cost of deposits as evidenced by an increase in money market and noninterest bearing deposits and a corresponding decrease in core certificates of deposit.

The decrease in the provision for credit losses from the year-ago period reflected:

•	Decrease in NCOs, reduced overdraft reserves, and improved credit factors in business banking and consumer loans.

The increase in noninterest income from the year-ago period reflected:

•	$3.1 million, or 6%, increase in service charges on deposit accounts, primarily due to higher service fees related to an increase in the number of households.

•	$2.9 million, or 14%, increase in electronic banking income, primarily due to higher transaction volumes and an increase in the number of households.

•	$1.9 million, or 45% increase in other noninterest income, primarily due to gains on SBA loan sales and loan servicing.

Partially offset by:

•	$3.6 million, or 58% decline in mortgage banking income related to fee sharing with Home Lending.

The decrease in noninterest expense from the year-ago period reflected:

•

$3.9 million, or 5%, decrease in personnel costs, primarily due to the curtailment of the pension plan at the end of 2013. Branch consolidations and various efficiency improvement initiatives also contributed to the decrease in personnel costs.

•	$1.8 million, or 46%, reduction in deposit and other insurance.

•	$0.8 million, or 11%, reduction in amortization of intangibles.

Partially offset by:

•	$1.0 million, or 13% increase in equipment expense, primarily due to technology investments.

Commercial Banking

Table 31—Key Performance Indicators for Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$68,436	$70,823	$(2,387)	(3)%
Provision for credit losses	10,960	(7,102)	18,062	(254)
Noninterest income	32,854	30,189	2,665	9
Noninterest expense	46,122	48,349	(2,227)	(5)
Provision for income taxes	15,473	20,918	(5,445)	(26)

Net income	$28,735	$38,847	$(10,112)	(26)%

Number of employees (average full-time equivalent)	640	684	(44)	(6)%
Total average assets (in millions)	$12,580	$11,631	$949	8
Total average loans/leases (in millions)	10,861	10,625	236	2
Total average deposits (in millions)	10,060	9,221	839	9
Net interest margin	2.57%	2.81%	(0.24)%	(9)
NCOs	$2,464	$(3,784)	$6,248	N.R.
NCOs as a % of average loans and leases	0.09%	(0.14)%	0.23%	N.R.
Return on average common equity	9.1	16.2	(7.1)	(44)

N.R.—Not relevant, as denominator of calculation is negative in prior period compared with positive in current period.

2014 First Three Months vs. 2013 First Three Months

Commercial Banking reported net income of $28.7 million in the first three-month period of 2014. This was a decrease of $10.1 million, or 26%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•

24 basis point decrease in the net interest margin, primarily due to an 11 basis point negative impact from the mix and yield of earning assets and a 13 basis point increase in funding costs driven by a decreased funds transfer pricing credit on deposits.

Partially offset by:

•	$0.8 billion, or 9%, increase in average total deposits.

•	$0.2 billion, or 2%, increase in total average loans and leases.

The increase in total average loans and leases from the year-ago period reflected:

•

$0.3 billion, or 395%, increase in the international loan portfolio average balance (primarily bankers acceptances), which reflected our focus on developing a new vertical strategy in the domestic subsidiaries of foreign owned companies.

•

$0.1 billion, or 40%, increase in the franchise finance portfolio average balance, reflecting a focused effort to become an approved lender for specific franchise businesses and establishing relationships with targeted prospects within our footprint.

•

$0.1 billion, or 3%, increase in the middle market portfolio average balance primarily attributed to a $0.6 billion, or 23%, increase in the funded balances of lines of credit due to an increase in the average utilization rate, partially offset by the $0.6 billion reclassification of direct purchase municipal instruments from loans to available-for-sale securities.

Partially offset by:

•	$0.2 billion, or 55%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.0 billion, or 12%, increase in core deposits, which primarily reflected a $0.5 billion increase in noninterest-bearing demand deposits. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.6 billion of the balance growth, while large corporate accounts contributed $0.3 billion.

The increase in the provision for credit losses from the year-ago period reflected:

•	Increase in NCOs and increased reserves on the private equity portfolio.

The increase in noninterest income from the year-ago period reflected:

•

$1.5 million, or 19%, increase in capital market fees, primarily due to a $1.0 million, or 45%, increase in sales of customer interest rate protection products, a $0.5 million, or 15%, increase in institutional brokerage income driven by stronger underwriting fees and fixed-income commissions than the prior year, and a $0.2 million increase in commodities revenue stemming from a new product capability.

•	$0.9 million, or 9%, increase in service charges on deposit accounts, primarily due to a new commercial card product implemented in 2013.

•	$0.7 million, or 37%, increase in international related revenue, primarily due to bankers acceptances and foreign insured receivables.

•	$0.6 million, or 145%, increase in revenue associated with the sale of Huntington Investment Company related products.

Partially offset by:

•	$1.6 million, or 20%, decrease in commitment and other loan related fees primarily reflecting a significant one-time fee in the 2013 first quarter.

The decrease in noninterest expense from the year-ago period reflected:

•	$1.4 million, or 46%, decrease in deposit and other insurance expense.

•	$1.1 million, or 10%, decrease in allocated overhead expense.

Partially offset by:

•	$0.6 million, or 56%, increase in treasury management related data processing expense, driven primarily by the new commercial card product.

Automobile Finance and Commercial Real Estate

Table 32—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$91,018	$90,648	$370	0%
Provision (reduction in allowance) for credit losses	(8,021)	(7,757)	264	3
Noninterest income	6,695	10,839	(4,144)	(38)
Noninterest expense	39,282	38,400	882	2
Provision for income taxes	23,258	24,795	(1,537)	(6)

Net income	$43,194	$46,049	$(2,855)	(6)%

Number of employees (average full-time equivalent)	286	278	8	3%
Total average assets (in millions)	$13,997	$12,451	$1,546	12
Total average loans/leases (in millions)	13,679	11,771	1,908	16
Total average deposits (in millions)	1,142	975	167	17
Net interest margin	2.64%	2.94%	(0.30)%	(10)
NCOs	$4,884	$15,264	$(10,380)	(68)
NCOs as a % of average loans and leases	0.14%	0.52%	(0.38)%	(73)
Return on average common equity	27.8	32.1	(4.3)	(13)

2014 First Three Months vs. 2013 First Three Months

AFCRE reported net income of $43.2 million in the first three-month period of 2014. This was a decrease of $2.9 million, or 6%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year ago period reflected:

•	$2.0 billion, or 40%, increase in automobile loans and leases, primarily due to strong originations and growth from investments throughout the Northeast and upper Midwest.

Partially offset by:

•	30 basis point decrease in the net interest margin, primarily due to 26 basis point reduction in loan spreads. This decline reflects the impact of competitive pricing pressures in all of our portfolios as well as a decline in yield benefit of purchase accounting adjustments related to certain acquired commercial real estate loans.

The increase in the provision (reduction in allowance) for credit losses from the year-ago period reflected:

•	Decline in NCOs, partially offset by less improvement in the underlying credit quality of the loan portfolio than in the year-ago period.

The decrease in noninterest income from the year-ago period reflected:

•	$3.9 million, or 40%, decrease in other noninterest income, primarily due to a decrease in market related gains associated with certain investments and loans carried at fair value.

The increase in noninterest expense from the year-ago period reflected:

•	$1.8 million, or 7%, increase in other noninterest expense, primarily due to a $2.6 million increase in allocated expenses, generally reflecting higher levels of business activity.

Partially offset by:

•	$1.2 million, or 37%, decrease in deposit and other insurance expense.

Regional Banking and The Huntington Private Client Group

Table 33—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$25,438	$27,345	$(1,907)	(7)%
Provision for credit losses	2,319	9,632	(7,313)	(76)
Noninterest income	43,114	54,096	(10,982)	(20)
Noninterest expense	56,362	58,122	(1,760)	(3)
Provision for income taxes	3,455	4,790	(1,335)	(28)

Net income	$6,416	$8,897	$(2,481)	(28)%

Number of employees (average full-time equivalent)	1,058	1,079	(21)	(2)%
Total average assets (in millions)	$3,778	$3,725	$53	1
Total average loans/leases (in millions)	2,840	2,840	—	—
Total average deposits (in millions)	5,906	5,638	268	5
Net interest margin	1.81%	2.01%	(0.20)%	(10)
NCOs	$3,252	$4,157	$(905)	(22)
NCOs as a % of average loans and leases	0.46%	0.59%	(0.13)%	(22)
Return on average common equity	5.1	7.2	(2.1)	(29)
Total assets under management (in billions)—eop	16.5	17.3	(0.8)	(5)
Total trust assets (in billions)—eop	81.6	76.5	5.1	7

eop—End of Period.

2014 First Three Months vs. 2013 First Three Months

RBHPCG reported net income of $6.4 million in the first three-month period of 2014. This was a decrease of $2.5 million, or 28%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	20 basis point decrease in the net interest margin, primarily due to lower spreads on deposits, resulting from lower funds transfer pricing rates.

Partially offset by:

•	$0.3 billion, or 5%, increase in average total deposits.

The decrease in provision for credit losses reflected:

•	Improved credit quality of commercial loans.

The decrease in noninterest income from the year-ago period reflected:

•	$7.2 million, or 82%, decrease in other noninterest income, primarily due to a gain realized from LIHTC investment sales in the 2013 first quarter.

•	$2.3 million, or 7%, decrease in trust services, primarily due to reduced proprietary mutual fund revenue mainly due to a reduction in asset values as well as mutual fund fee reductions.

The decrease in noninterest expense from the year-ago period reflected:

•	$2.3 million, or 16%, decrease in other noninterest expense, primarily due to a decrease in allocated costs.

Partially offset by:

•	$1.0 million, or 23%, increase in outside data processing and other services, primarily due to increased trust tax return preparation fees.

Home Lending

Table 34—Key Performance Indicators for Home Lending

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$13,028	$12,405	$623	5%
Provision for credit losses	11,912	2,310	9,602	416
Noninterest income	20,286	39,150	(18,864)	(48)
Noninterest expense	35,123	36,433	(1,310)	(4)
Provision for income taxes	(4,802)	4,484	9,286	207

Net income (Loss)	$(8,919)	$8,328	$17,247	207%

Number of employees (average full-time equivalent)	981	1,100	(119)	(11)%
Total average assets (in millions)	$3,687	$3,528	$159	5
Total average loans/leases (in millions)	3,198	2,952	246	8
Total average deposits (in millions)	257	385	(128)	(33)
Net interest margin	1.52%	1.51%	0.01	1
NCOs	$8,418	$5,374	$3,044	57
NCOs as a % of average loans and leases	1.05%	0.73%	0.32	44
Return on average common equity	(20.8)	18.0	38.8	N.R.
Mortgage banking origination volume (in millions)	$657	$1,119	$(462.0)	(41)

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2014 First Three Months vs. 2013 First Three Months

Home Lending reported a net loss of $8.9 million in the first three-month period of 2014 compared to net income of $8.3 million in the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.2 billion, or 8%, increase in average total loans.

Partially offset by:

•	$0.1 billion, or 33%, decrease in average total deposits.

The increase in provision for credit losses reflected:

•	Increase in NCOs and transfer of student loans to held-for-sale.

The decrease in noninterest income from the year-ago period reflected:

•	$17.8 million, or 48%, decrease in mortgage banking income, primarily due to a reduction in volume, lower gain on sale, and a higher percentage of originations being held on the balance sheet.

•	$0.8 million, or 54%, decrease in insurance income, primarily due to lower refinance volume related to title insurance referrals.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.6 million, or 19%, decrease in personnel costs, primarily due to lower mortgage production volume and lower headcount.

•	$0.4 million, or 44%, decrease in deposit and other insurance expense.

Partially offset by:

•	$3.6 million, or 58%, increase in other noninterest income, primarily due to goodwill impairment.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation; (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2013 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.

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

Risk Factors

Information on risk is discussed in the Risk Factors section included in Item 1A of our 2013 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our 2013 Form 10-K, as supplemented by this report, lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL, income taxes and deferred tax assets, and fair value measurements of investment securities, goodwill, pension, and other real estate owned. These significant accounting estimates and their related application are discussed in our 2013 Form 10-K.

Recent Accounting Pronouncements and Developments

Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2014 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2014	2013
(dollar amounts in thousands, except number of shares)	March 31,	December 31,
Assets
Cash and due from banks	$973,264	$1,001,132
Interest-bearing deposits in banks	71,231	57,043
Trading account securities	40,439	35,573
Loans held for sale (includes $280,108 and $278,928 respectively, measured at fair value) (1)	295,312	326,212
Available-for-sale and other securities	7,754,790	7,308,753
Held-to-maturity securities	3,734,723	3,836,667
Loans and leases (includes $37,268 and $52,286 respectively, measured at fair value) (1)	44,353,908	43,120,500
Allowance for loan and lease losses	(631,918)	(647,870)

Net loans and leases	43,721,990	42,472,630

Bank owned life insurance	1,681,898	1,647,170
Premises and equipment	628,966	634,657
Goodwill	505,448	444,268
Other intangible assets	90,757	93,193
Accrued income and other assets	1,646,935	1,609,877

Total assets	$61,145,753	$59,467,175

Liabilities and shareholders’ equity
Liabilities
Deposits	$49,348,753	$47,506,718
Short-term borrowings	1,398,393	552,143
Federal Home Loan Bank advances	333,233	1,808,293
Other long-term debt	1,842,684	1,349,119
Subordinated notes	980,735	1,100,860
Accrued expenses and other liabilities	1,065,721	1,059,888

Total liabilities	54,969,519	53,377,021

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,290	8,322
Capital surplus	7,372,024	7,398,515
Less treasury shares, at cost	(8,793)	(9,643)
Accumulated other comprehensive loss	(201,747)	(214,009)
Retained (deficit) earnings	(1,379,832)	(1,479,323)

Total shareholders’ equity	6,176,234	6,090,154

Total liabilities and shareholders’ equity	$61,145,753	$59,467,175

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	828,989,905	832,217,098
Common shares outstanding	827,771,805	830,963,427
Treasury shares outstanding	1,218,100	1,253,671
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2014	2013
Interest and fee income:
Loans and leases	$402,522	$406,879
Available-for-sale and other securities
Taxable	38,456	40,185
Tax-exempt	5,471	2,615
Held-to-maturity securities - taxable	23,320	9,838
Other	2,686	5,802

Total interest income	472,455	465,319

Interest expense:
Deposits	23,938	32,035
Short-term borrowings	150	234
Federal Home Loan Bank advances	453	301
Subordinated notes and other long-term debt	10,408	8,579

Total interest expense	34,949	41,149

Net interest income	437,506	424,170
Provision for credit losses	24,630	29,592

Net interest income after provision for credit losses	412,876	394,578

Service charges on deposit accounts	64,582	60,883
Mortgage banking income	23,089	45,248
Trust services	29,565	31,160
Electronic banking	23,642	20,713
Insurance income	16,496	19,252
Brokerage income	17,071	17,995
Bank owned life insurance income	13,307	13,442
Capital markets fees	9,194	7,834
Gain on sale of loans	3,570	2,616
Net gains on sales of securities	16,970	187
Impairment losses recognized in earnings on available-for-sale securities	—	(696)
Other noninterest income	30,999	37,984

Total noninterest income	248,485	256,618

Personnel costs	249,477	258,895
Outside data processing and other services	51,490	49,265
Net occupancy	33,433	30,114
Equipment	28,750	24,880
Marketing	10,686	10,971
Deposit and other insurance expense	13,718	15,490
Amortization of intangibles	9,291	10,320
Professional services	12,231	7,192
Other noninterest expense	51,045	35,666

Total noninterest expense	460,121	442,793

Income before income taxes	201,240	208,403
Provision for income taxes	52,097	55,129

Net income	149,143	153,274
Dividends on preferred shares	7,964	7,970

Net income applicable to common shares	$141,179	$145,304

Average common shares—basic	829,659	841,103
Average common shares—diluted	842,677	848,708
Per common share:
Net income—basic	$0.17	$0.17
Net income—diluted	0.17	0.17
Cash dividends declared	0.05	0.04
OTTI losses for the periods presented:
Total OTTI losses	$—	$(696)
Noncredit-related portion of loss recognized in OCI	—	—

Impairment losses recognized in earnings on available-for-sale securities	$—	$(696)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Net income	$149,143	$153,274
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	4,789	3,831
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	6,953	(5,347)

Total unrealized gains (losses) on available-for-sale and other securities	11,742	(1,516)
Unrealized gains (losses) on cash flow hedging derivatives	(57)	(12,970)
Change in accumulated unrealized losses for pension and other post-retirement obligations	577	5,348

Other comprehensive income (loss)	12,262	(9,138)

Comprehensive income	$161,405	$144,136

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $53,896										—	(11,711)	(11,711)

Balance, beginning of period - as adjusted	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500
Net income											153,274	153,274
Other comprehensive income (loss)										(9,138)		(9,138)
Repurchase of common stock					(4,738)	(47)	(33,553)					(33,600)
Cash dividends declared:
Common ($0.04 per share)											(33,569)	(33,569)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($7.51 per share)											(267)	(267)
Recognition of the fair value of share-based compensation							8,021					8,021
Other share-based compensation activity					720	7	1,706				(83)	1,630
Other							(36)	(37)	(220)		29	(227)

Balance, end of period	363	$362,507	35	$23,785	840,087	$8,401	$7,451,287	(1,329)	$(11,141)	$(159,955)	$(1,817,963)	$5,856,921

Three Months Ended March 31, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,470,154)	$6,099,323

Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $65,556											(9,169)	(9,169)

Balance, beginning of period - as adjusted	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,323)	$6,090,154
Net income											149,143	149,143
Other comprehensive income (loss)										12,262		12,262
Shares issued pursuant to acquisition					8,670	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchases of common stock					(14,571)	(146)	(135,991)					(136,137)
Cash dividends declared:
Common ($0.05 per share)											(41,377)	(41,377)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($7.35 per share)											(261)	(261)
Recognition of the fair value of share-based compensation							9,418					9,418
Other share-based compensation activity					2,380	24	6,405				(331)	6,098
Other					18		(494)	113	850		20	376

Balance, end of period	363	$362,507	35	$23,785	828,990	$8,290	$7,372,024	(1,218)	$(8,793)	$(201,747)	$(1,379,832)	$6,176,234

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$149,143	$153,274
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	3,000	—
Provision for credit losses	24,630	29,592
Depreciation and amortization	82,015	67,177
Share-based compensation expense	9,418	8,021
Change in deferred income taxes	(17,054)	48,565
Originations of loans held for sale	(461,764)	(798,655)
Principal payments on and proceeds from loans held for sale	447,907	865,553
Gain on sale of loans held for sale	(4,890)	(20,258)
Net gain on sales of securities	(16,970)	(187)
Impairment losses recognized in earnings on available-for-sale securities	—	696
Net change in:
Trading account securities	(4,866)	4,685
Accrued income and other assets	(21,970)	(11,854)
Accrued expense and other liabilities	(32,635)	(134,700)

Net cash provided by (used for) operating activities	155,964	211,909

Investing activities
Increase (decrease) in interest bearing deposits in banks	(14,188)	37,292
Cash paid for acquisition, net of cash received	(13,452)	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	265,286	438,838
Maturities of held-to-maturity securities	100,965	50,136
Sales of available-for-sale and other securities	1,063,118	230,038
Purchases of available-for-sale and other securities	(1,655,751)	(618,975)
Net proceeds from sales of loans	58,847	39,150
Net loan and lease activity, excluding sales	(718,861)	(660,070)
Proceeds from sale of operating lease assets	287	3,786
Purchases of premises and equipment	(10,613)	(23,942)
Proceeds from sales of other real estate	6,261	9,206
Purchases of loans and leases	(40,121)	(21,541)
Other, net	1,704	401

Net cash provided by (used for) investing activities	(956,518)	(515,681)

Financing activities
Increase (decrease) in deposits	1,284,940	616,206
Increase (decrease) in short-term borrowings	836,892	154,490
Maturity/redemption of subordinated notes	(124,908)	—
Proceeds from Federal Home Loan Bank advances	325,000	175,000
Maturity/redemption of Federal Home Loan Bank advances	(1,873,791)	(1,000,481)
Proceeds from issuance of long-term debt	500,000	—
Maturity/redemption of long-term debt	—	(2,086)
Dividends paid on preferred stock	(7,964)	(7,973)
Dividends paid on common stock	(41,146)	(33,683)
Repurchases of common stock	(136,137)	(33,600)
Net proceeds from issuance of common stock	2,597	—
Other, net	7,203	1,781

Net cash provided by (used for) financing activities	772,686	(130,346)

Increase (decrease) in cash and cash equivalents	(27,868)	(434,118)
Cash and cash equivalents at beginning of period	1,001,132	1,262,806

Cash and cash equivalents at end of period	$973,264	$828,688

Supplemental disclosures:
Income taxes paid (refunded)	$114	$3,254
Interest paid	35,341	38,312
Non-cash activities
Loans transferred to held-for-sale from portfolio	—	26,316
Loans transferred to portfolio from held-for-sale	46,619	—
Dividends accrued, paid in subsequent quarter	48,019	40,195

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2013 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments were applied prospectively and were effective for interim and annual reporting periods beginning January 1, 2014. The amendments did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-01— Investments (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

The amendments in ASU 2014-01 permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Huntington elected to early adopt the amended guidance during the first quarter of 2014. The guidance was applied retrospectively to all prior periods presented. The adoption resulted in an immaterial adjustment reducing retained earnings at the beginning of 2010. The impact to current period net income was not material. See discussion on Low Income Housing Tax Credit Partnerships in Note 16 for further information on this topic.

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

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At March 31, 2014, and December 31, 2013, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $182.7 million and $192.9 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Loans and leases:
Commercial and industrial	$18,045,856	$17,594,276
Commercial real estate	5,031,778	4,850,094
Automobile	6,998,792	6,638,713
Home equity	8,373,382	8,336,318
Residential mortgage	5,542,166	5,321,088
Other consumer	361,934	380,011

Loans and leases	44,353,908	43,120,500

Allowance for loan and lease losses	(631,918)	(647,870)

Net loans and leases	$43,721,990	$42,472,630

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

Camco Financial acquisition

On March 1, 2014, Huntington completed its acquisition of Camco Financial in a stock and cash transaction valued at $109.5 million. Loans with a fair value of $559.4 million were transferred to Huntington. These loans were recorded at fair value in accordance with applicable accounting guidance, ASC 805. The fair values for the loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3), and reflected an estimate of probable losses and the credit risk associated with the loans.

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Camco Financial loans at acquisition date:

March 1,
(dollar amounts in thousands)	2014
Contractually required payments including interest	$14,363
Less: nonaccretable difference	(11,234)

Cash flows expected to be collected	3,129
Less: accretable yield	(143)

Fair value of loans acquired	$2,986

The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Camco Financial
Balance, beginning of period	$—	$—
Impact of acquisition/purchase on March 1, 2014	143	—
Additions	—	—
Accretion	(9)	—
Reclassification from nonaccretable difference	—	—

Balance, end of period	$134	$—

Fidelity Bank
Balance, beginning of period	$27,995	$23,251
Additions	—	—
Accretion	(4,004)	(3,319)
Reclassification from nonaccretable difference	767	15,228

Balance, end of period	$24,758	$35,160

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at March 31, 2014 and December 31, 2013 was $1.6 million and $2.4 million, respectively. The decrease is attributed to a reduction in the C&I component of the purchased credit-impaired loan portfolio. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Camco Financial
Commercial and industrial	$709	$1,717	$—	$—
Commercial real estate	2,286	11,820	—	—

Total	$2,995	$13,537	$—	$—

Fidelity Bank
Commercial and industrial	$35,688	$50,876	$35,526	$50,798
Commercial real estate	74,434	144,676	82,073	154,869
Residential mortgage	2,258	3,197	2,498	3,681
Other consumer	128	213	129	219

Total	$112,508	$198,962	$120,226	$209,567

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the three-month periods ended March 31, 2014 and 2013. The table below excludes mortgage loans originated for sale.

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended March 31, 2014	$40,121	$—	$—	$—	$—	$—	$40,121
Three-month period ended March 31, 2013	$21,541	$—	$—	$—	$—	$—	$21,541
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended March 31, 2014	$54,258	$39	$—	$—	$—	$—	$54,297
Three-month period ended March 31, 2013	$27,602	$3,903	$—	$—	$4,391	$—	$35,896

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

The following table presents NALs by loan class at March 31, 2014 and December 31, 2013:

	2014	2013
(dollar amounts in thousands)	March 31,	December 31,
Commercial and industrial:
Owner occupied	$35,971	$38,321
Other commercial and industrial	21,082	18,294

Total commercial and industrial	$57,053	$56,615
Commercial real estate:
Retail properties	$29,638	$27,328
Multi family	12,884	9,289
Office	13,130	18,995
Industrial and warehouse	4,063	6,310
Other commercial real estate	11,629	11,495

Total commercial real estate	$71,344	$73,417
Automobile	$6,218	$6,303
Home equity:
Secured by first-lien	$39,267	$36,288
Secured by junior-lien	31,595	29,901

Total home equity	$70,862	$66,189
Residential mortgage	$121,681	$119,532
Other consumer	$—	$—

Total nonaccrual loans	$327,158	$322,056

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2014 and December 31, 2013: (1)

March 31, 2014
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$11,167	$1,355	$24,523	$37,045	$4,364,856	$4,401,901	$—
Purchased credit-impaired	2,799	163	11,554	14,516	21,881	36,397	11,554
Other commercial and industrial	21,666	1,487	12,266	35,419	13,572,139	13,607,558	—

Total commercial and industrial	$35,632	$3,005	$48,343	$86,980	$17,958,876	$18,045,856	$11,554	(2)
Commercial real estate:
Retail properties	$2,317	$2,523	$8,098	$12,938	$1,402,485	$1,415,423	$—
Multi family	2,509	3,977	6,464	12,950	1,039,757	1,052,707	—
Office	2,532	62	5,801	8,395	944,575	952,970	—
Industrial and warehouse	211	225	1,012	1,448	486,567	488,015	—
Purchased credit-impaired	1,817	2,231	36,711	40,759	35,961	76,720	36,711
Other commercial real estate	6,247	331	6,584	13,162	1,032,781	1,045,943	—

Total commercial real estate	$15,633	$9,349	$64,670	$89,652	$4,942,126	$5,031,778	$36,711	(2)
Automobile	$34,281	$5,993	$4,347	$44,621	$6,954,171	$6,998,792	$4,252
Home equity:
Secured by first-lien	$16,346	$8,098	$32,357	$56,801	$4,829,556	$4,886,357	$7,778
Secured by junior-lien	31,693	13,261	31,969	76,923	3,410,102	3,487,025	7,716

Total home equity	$48,039	$21,359	$64,326	$133,724	$8,239,658	$8,373,382	$15,494
Residential mortgage:
Residential mortgage	$107,113	$45,789	$154,607	$307,509	$5,232,399	$5,539,908	$85,901	(3)
Purchased credit-impaired	125	—	117	242	2,016	2,258	117

Total residential mortgage	$107,238	$45,789	$154,724	$307,751	$5,234,415	$5,542,166	$86,018
Other consumer:
Other consumer	$4,757	$793	$867	$6,417	$355,389	$361,806	$867
Purchased credit-impaired	69	—	—	69	59	128	—

Total other consumer	$4,826	$793	$867	$6,486	$355,448	$361,934	$867
Total loans and leases	$245,649	$86,288	$337,277	$669,214	$43,684,694	$44,353,908	$154,896

December 31, 2013
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$5,935	$1,879	$25,658	$33,472	$4,314,400	$4,347,872	$—
Purchased credit-impaired	241	433	14,562	15,236	20,290	35,526	14,562
Other commercial and industrial	10,342	3,075	11,210	24,627	13,186,251	13,210,878	—

Total commercial and industrial	$16,518	$5,387	$51,430	$73,335	$17,520,941	$17,594,276	$14,562	(2)
Commercial real estate:
Retail properties	$19,372	$1,228	$5,252	$25,852	$1,237,717	$1,263,569	$—
Multi family	2,425	943	6,726	10,094	1,015,497	1,025,591	—
Office	1,635	545	12,700	14,880	927,413	942,293	—

Industrial and warehouse	465	3,714	4,395	8,574	464,319	472,893	—
Purchased credit-impaired	1,311	—	39,142	40,453	41,620	82,073	39,142
Other commercial real estate	5,922	1,134	7,192	14,248	1,049,427	1,063,675	—

Total commercial real estate	$31,130	$7,564	$75,407	$114,101	$4,735,993	$4,850,094	$39,142	(2)
Automobile	$45,174	$8,863	$5,140	$59,177	$6,579,536	$6,638,713	$5,055
Home equity
Secured by first-lien	$20,551	$8,746	$28,472	$57,769	$4,784,375	$4,842,144	$6,338
Secured by junior-lien	28,965	13,071	31,392	73,428	3,420,746	3,494,174	7,645

Total home equity	$49,516	$21,817	$59,864	$131,197	$8,205,121	$8,336,318	$13,983
Residential mortgage
Residential mortgage	$101,584	$41,784	$158,956	$302,324	$5,016,266	$5,318,590	$90,115	(4)
Purchased credit-impaired	194	—	339	533	1,965	2,498	339

Total residential mortgage	$101,778	$41,784	$159,295	$302,857	$5,018,231	$5,321,088	$90,454
Other consumer
Other consumer	$6,465	$1,276	$998	$8,739	$371,143	$379,882	$998
Purchased credit-impaired	69	—	—	69	60	129	—

Total other consumer	$6,534	$1,276	$998	$8,808	$371,203	$380,011	$998
Total loans and leases	$250,650	$86,691	$352,134	$689,475	$42,431,025	$43,120,500	$164,194

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $56,484 thousand guaranteed by the U.S. government.
(4)	Includes $87,985 thousand guaranteed by the U.S. government.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2014 and 2013:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended March 31, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(16,337)	(10,110)	(8,044)	(21,059)	(8,986)	(8,475)	(73,011)
Recoveries of loans previously charged-off	7,731	11,097	3,402	5,372	1,127	1,296	30,025
Provision for loan and lease losses	9,784	(3,238)	(1,233)	17,733	7,350	(2,235)	28,161
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)

ALLL balance, end of period	$266,979	$160,306	$25,178	$113,177	$39,068	$27,210	$631,918

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for unfunded loan commitments and letters of credit	(3,280)	(764)	—	28	(1)	486	(3,531)

AULC balance, end of period	$46,316	$9,127	$—	$1,791	$8	$2,126	$59,368

ACL balance, end of period	$313,295	$169,433	$25,178	$114,968	$39,076	$29,336	$691,286

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended March 31, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(13,013)	(22,368)	(5,688)	(26,531)	(7,901)	(8,641)	(84,142)
Recoveries of loans previously charged-off	9,696	9,590	3,094	6,549	1,753	1,773	32,455
Provision for loan and lease losses	364	(5,155)	3,588	17,076	7,559	5,956	29,388
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(7)	—	(7)

ALLL balance, end of period	$238,098	$267,436	$35,973	$115,858	$63,062	$26,342	$746,769

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	(33)	(336)	—	556	3	14	204

AULC balance, end of period	$33,835	$4,404	$—	$1,912	$6	$698	$40,855

ACL balance, end of period	$271,933	$271,840	$35,973	$117,770	$63,068	$27,040	$787,624

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

The following table presents each loan and lease class by credit quality indicator at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,118,040	$107,617	$170,600	$5,644	$4,401,901
Purchased credit-impaired	4,933	642	27,420	3,402	36,397
Other commercial and industrial	13,045,701	216,139	341,836	3,882	13,607,558

Total commercial and industrial	$17,168,674	$324,398	$539,856	$12,928	$18,045,856
Commercial real estate:
Retail properties	$1,310,593	$13,185	$91,455	$190	$1,415,423
Multi family	987,389	23,051	42,150	117	1,052,707
Office	849,428	6,137	95,257	2,148	952,970
Industrial and warehouse	447,762	14,368	25,885	—	488,015
Purchased credit-impaired	8,378	1,088	64,561	2,693	76,720
Other commercial real estate	960,169	15,491	69,695	588	1,045,943

Total commercial real estate	$4,563,719	$73,320	$389,003	$5,736	$5,031,778

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$3,186,518	$2,664,896	$948,010	$199,368	$6,998,792
Home equity:
Secured by first-lien	$3,047,848	$1,412,622	$285,738	$140,149	$4,886,357
Secured by junior-lien	1,802,250	1,169,131	413,056	102,588	3,487,025

Total home equity	$4,850,098	$2,581,753	$698,794	$242,737	$8,373,382
Residential mortgage:
Residential mortgage	$2,999,267	$1,781,821	$701,108	$57,712	$5,539,908
Purchased credit-impaired	630	1,034	594	—	2,258

Total residential mortgage	$2,999,897	$1,782,855	$701,702	$57,712	$5,542,166
Other consumer:
Other consumer	$159,113	$161,376	$41,007	$310	$361,806
Purchased credit-impaired	—	59	69	—	128

Total other consumer	$159,113	$161,435	$41,076	$310	$361,934

	December 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,052,579	$130,645	$155,994	$8,654	$4,347,872
Purchased credit-impaired	5,015	661	27,693	2,157	35,526
Other commercial and industrial	12,630,512	211,860	364,343	4,163	13,210,878

Total commercial and industrial	$16,688,106	$343,166	$548,030	$14,974	$17,594,276
Commercial real estate:
Retail properties	$1,153,747	$16,003	$93,819	$—	$1,263,569
Multi family	972,526	16,540	36,411	114	1,025,591
Office	847,411	4,866	87,722	2,294	942,293
Industrial and warehouse	431,057	14,138	27,698	—	472,893
Purchased credit-impaired	13,127	3,586	62,577	2,783	82,073
Other commercial real estate	977,987	16,270	68,653	765	1,063,675

Total commercial real estate	$4,395,855	$71,403	$376,880	$5,956	$4,850,094

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,987,323	$2,517,756	$945,604	$188,030	$6,638,713	(3)
Home equity:
Secured by first-lien	$3,018,784	$1,412,445	$299,681	$111,234	$4,842,144
Secured by junior-lien	1,811,102	1,213,024	413,695	56,353	3,494,174

Total home equity	$4,829,886	$2,625,469	$713,376	$167,587	$8,336,318
Residential mortgage
Residential mortgage	$2,837,590	$1,710,183	$699,541	$71,276	$5,318,590
Purchased credit-impaired	588	989	921	—	2,498

Total residential mortgage	$2,838,178	$1,711,172	$700,462	$71,276	$5,321,088
Other consumer
Other consumer	$161,858	$157,675	$45,370	$14,979	$379,882
Purchased credit-impaired	—	60	69	—	129

Total other consumer	$161,858	$157,735	$45,439	$14,979	$380,011

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.
(3)	Included $0.3 billion of loans reflected as loans held for sale related to an automobile securitization expected to be completed in 2013. During the 2013 second quarter, this amount was transferred from loans held for sale to the automobile portfolio based on Management’s intent and ability to hold these loans for the foreseeable future.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2014 and December 31, 2013:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at March 31, 2014:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$1,517	$—	$—	$—	$119	$—	$1,636
Attributable to loans individually evaluated for impairment	11,985	32,673	597	8,209	9,876	34	63,374
Attributable to loans collectively evaluated for impairment	253,477	127,633	24,581	104,968	29,073	27,176	566,908

Total ALLL balance	$266,979	$160,306	$25,178	$113,177	$39,068	$27,210	$631,918

Loan and Lease Ending Balances at March 31, 2014:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$36,397	$76,720	$—	$—	$2,258	$128	$115,503
Individually evaluated for impairment	125,398	268,949	33,068	223,037	368,636	1,846	1,020,934
Collectively evaluated for impairment	17,884,061	4,686,109	6,965,724	8,150,345	5,171,272	359,960	43,217,471

Total loans and leases evaluated for impairment	$18,045,856	$5,031,778	$6,998,792	$8,373,382	$5,542,166	$361,934	$44,353,908

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2013
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,404	$—	$—	$—	$36	$—	$2,440
Attributable to loans individually evaluated for impairment	6,129	34,935	682	8,003	10,555	136	60,440
Attributable to loans collectively evaluated for impairment	257,268	127,622	30,371	103,128	28,986	37,615	584,990

Total ALLL balance:	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

Loan and Lease Ending Balances at December 31, 2013
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$35,526	$82,073	$—	$—	$2,498	$129	$120,226
Individually evaluated for impairment	108,316	268,362	37,084	208,981	387,937	1,041	1,011,721
Collectively evaluated for impairment	17,450,434	4,499,659	6,601,629	8,127,337	4,930,653	378,841	41,988,553

Total loans and leases evaluated for impairment	$17,594,276	$4,850,094	$6,638,713	$8,336,318	$5,321,088	$380,011	$43,120,500

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

				Three Months Ended
	March 31, 2014			March 31, 2014
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$4,108	$4,403	$—	$4,906	$49
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	8,548	16,944	—	7,610	97

Total commercial and industrial	$12,656	$21,347	$—	$12,516	$146
Commercial real estate:
Retail properties	$59,637	$71,718	$—	$54,290	$605
Multi family	—	—	—	—	—
Office	1,167	3,647	—	6,406	189
Industrial and warehouse	7,990	8,070	—	9,087	108
Purchased credit-impaired	76,720	156,497	—	79,396	2,666
Other commercial real estate	5,650	5,715	—	5,827	57

Total commercial real estate	$151,164	$245,647	$—	$155,006	$3,625
Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	128	213	—	128	4

Total other consumer	$128	$213	$—	$128	$4
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$41,046	$45,658	$3,811	$39,229	$399
Purchased credit-impaired	36,397	52,593	1,517	35,961	1,265
Other commercial and industrial	71,696	79,269	8,174	51,532	592

Total commercial and industrial	$149,139	$177,520	$13,502	$126,722	$2,256
Commercial real estate: (4)
Retail properties	$62,338	$81,106	$5,740	$68,637	$577
Multi family	17,113	22,958	2,142	14,739	152
Office	56,148	58,645	13,192	51,189	536
Industrial and warehouse	8,875	10,320	763	9,196	48
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	50,031	61,614	10,836	44,090	474

Total commercial real estate	$194,505	$234,643	$32,673	$187,851	$1,787

Automobile	$33,068	$34,797	$597	$35,076	$683
Home equity:
Secured by first-lien	$114,817	$122,197	$2,457	$112,420	$1,239
Secured by junior-lien	108,220	151,006	5,752	103,589	1,314

Total home equity	$223,037	$273,203	$8,209	$216,009	$2,553
Residential mortgage (6):
Residential mortgage	$368,636	$408,589	$9,876	$378,287	$2,864
Purchased credit-impaired	2,258	3,197	119	2,378	78

Total residential mortgage	$370,894	$411,786	$9,995	$380,665	$2,942
Other consumer:
Other consumer	$1,846	$1,908	$34	$1,444	$33
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$1,846	$1,908	$34	$1,444	$33

				Three Months Ended
	December 31, 2013			March 31, 2013
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,332	$5,373	$—	$3,741	$42
Purchased credit-impaired	—	—	—	53,900	1,017
Other commercial and industrial	11,884	15,031	—	16,310	234

Total commercial and industrial	$17,216	$20,404	$—	$73,951	$1,293
Commercial real estate:
Retail properties	$55,773	$64,780	$—	$54,237	$704
Multi family	—	—	—	5,642	88
Office	9,069	13,721	—	17,849	220
Industrial and warehouse	9,682	10,803	—	14,496	197
Purchased credit-impaired	82,073	154,869	—	122,528	2,254
Other commercial real estate	6,002	6,924	—	10,277	97

Total commercial real estate	$162,599	$251,097	$—	$225,029	$3,560
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	129	219	—	148	3

Total other consumer	$129	$219	$—	$148	$3
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,271	$52,810	$3,421	$44,251	$351
Purchased credit-impaired	35,526	50,798	2,404	—	—

Other commercial and industrial	50,829	64,497	2,708	51,313	658

Total commercial and industrial	$126,626	$168,105	$8,533	$95,564	$1,009
Commercial real estate: (4)
Retail properties	$72,339	$93,395	$5,984	$55,818	$456
Multi family	13,484	15,408	1,944	17,103	177
Office	50,307	54,921	9,927	41,787	384
Industrial and warehouse	9,162	10,561	808	20,166	186
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	42,544	50,960	16,272	44,980	379

Total commercial real estate	$187,836	$225,245	$34,935	$179,854	$1,582
Automobile	$37,084	$38,758	$682	$42,378	$437
Home equity:
Secured by first-lien	$110,024	$116,846	$2,396	$94,494	$942
Secured by junior-lien	98,957	143,967	5,607	50,933	592

Total home equity	$208,981	$260,813	$8,003	$145,427	$1,534
Residential mortgage (6):
Residential mortgage	$387,937	$427,924	$10,555	$373,441	$2,872
Purchased credit-impaired	2,498	3,681	36	2,296	45

Total residential mortgage	$390,435	$431,605	$10,591	$375,737	$2,917
Other consumer:
Other consumer	$1,041	$1,041	$136	$2,585	$23
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$1,041	$1,041	$136	$2,585	$23

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At March 31, 2014, $48,212 thousand of the $149,139 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $43,805 thousand of the $126,626 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At March 31, 2014, $25,749 thousand of the $194,505 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $24,805 thousand of the $187,836 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At March 31, 2014, $32,251 thousand of the $370,894 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2013, $49,225 thousand of the $390,435 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month periods ended March 31, 2014 and 2013, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2014 and 2013:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1)
	March 31, 2014			March 31, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	6	$924	$(1)	9	$4,668	$(465)
Amortization or maturity date change	18	4,609	4	11	4,853	(25)
Other	2	840	(1)	5	1,673	(1)

Total C&I—Owner occupied	26	$6,373	$2	25	$11,194	$(491)
C&I—Other commercial and industrial:
Interest rate reduction	10	$27,994	$(147)	5	$17,569	$1
Amortization or maturity date change	54	32,600	937	35	22,060	2,705
Other	4	4,366	23	7	5,039	211

Total C&I—Other commercial and industrial	68	$64,960	$813	47	$44,668	$2,917
CRE—Retail properties:
Interest rate reduction	3	$11,105	$421	—	$—	$—
Amortization or maturity date change	5	12,238	52	4	499	(1)
Other	6	9,897	(91)	2	3,829	(19)

Total CRE—Retail properties	14	$33,240	$382	6	$4,328	$(20)
CRE—Multi family:
Interest rate reduction	10	$645	$—	3	$2,164	$11
Amortization or maturity date change	4	203	(1)	2	742	(1)
Other	2	323	—	1	3,956	(33)

Total CRE—Multi family	16	$1,171	$(1)	6	$6,862	$(23)
CRE—Office:
Interest rate reduction	2	$120	$(1)	—	$—	$—
Amortization or maturity date change	4	3,132	—	5	3,864	12
Other	1	10,784	—	—	—	—

Total CRE—Office	7	$14,036	$(1)	5	$3,864	$12
CRE—Industrial and warehouse:
Interest rate reduction	2	$4,046	$—	—	$—	$—
Amortization or maturity date change	3	1,173	(4)	3	641	1
Other	1	977	—	1	5,867	—

Total CRE—Industrial and Warehouse	6	$6,196	$(4)	4	$6,508	$1
CRE—Other commercial real estate:
Interest rate reduction	4	$4,304	$7	7	$643	$(1)
Amortization or maturity date change	21	46,536	126	—	—	—
Other	2	928	(1)	—	—	—

Total CRE—Other commercial real estate	27	$51,768	$132	7	$643	$(1)
Automobile:
Interest rate reduction	1	$2	$—	4	$42	$—
Amortization or maturity date change	206	1,349	(7)	328	1,925	(20)
Chapter 7 bankruptcy	180	1,361	(26)	249	1,639	136

Total Automobile	387	$2,712	$(33)	581	$3,606	$116
Residential mortgage:
Interest rate reduction	8	$788	$18	6	$6,417	$(43)
Amortization or maturity date change	68	8,018	103	54	7,664	25
Chapter 7 bankruptcy	85	9,007	282	44	4,839	133
Other	1	105	—	6	708	16

Total Residential mortgage	162	$17,918	$403	110	$19,628	$131
First-lien home equity:
Interest rate reduction	50	$3,808	$191	16	$1,662	$142
Amortization or maturity date change	40	2,590	(426)	335	34,990	(3,906)
Chapter 7 bankruptcy	21	1,389	3	42	2,467	577

Total First-lien home equity	111	$7,787	$(232)	393	$39,119	$(3,187)
Junior-lien home equity:
Interest rate reduction	87	$2,867	$(50)	5	$150	$20
Amortization or maturity date change	241	9,660	(1,852)	534	21,924	(2,826)
Chapter 7 bankruptcy	59	925	536	125	1,689	1,770

Total Junior-lien home equity	387	$13,452	$(1,366)	664	$23,763	$(1,036)
Other consumer:
Interest rate reduction	—	$—	$—	1	$24	$1
Amortization or maturity date change	4	20	—	4	63	2
Chapter 7 bankruptcy	3	23	(1)	14	137	16

Total Other consumer	7	$43	$(1)	19	$224	$19
Total new troubled debt restructurings	1,218	$219,656	$94	1,867	$164,407	$(1,562)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month periods ended March 31, 2014 and 2013:

Troubled Debt Restructurings That Have Redefaulted(1)
Within One Year Of Modification During The Three Months Ended
	March 31, 2014		March 31, 2013
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	479
Other	1	230	3	484

Total C&I—Owner occupied	1	$230	6	$963
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	4	324	6	42
Other	—	—	—	—

Total C&I—Other commercial and industrial	4	$324	6	$42
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	945
Other	—	—	—	—

Total CRE—Retail properties	—	$—	3	$945
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Multi family	—	$—	—	$—
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Office	—	$—	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	561	—	—
Other	—	—	—	—

Total CRE—Other commercial real estate	1	$561	—	$—
Automobile:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	19	104	13	97
Chapter 7 bankruptcy	13	70	67	315

Other	—	—	—	—

Total Automobile	32	$174	80	$412
Residential mortgage:
Interest rate reduction	2	$—	—	$—
Amortization or maturity date change	29	3	22	2,758
Chapter 7 bankruptcy	15	2	17	1,864
Other	—	—	1	101

Total Residential mortgage	46	$5	40	$4,723
First-lien home equity:
Interest rate reduction	1	$113	—	$—
Amortization or maturity date change	4	615	—	—
Chapter 7 bankruptcy	3	201	4	731
Other	—	—	—	—

Total First-lien home equity	8	$929	4	$731
Junior-lien home equity:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	6	330	—	—
Chapter 7 bankruptcy	16	570	14	409
Other	—	—	—	—

Total Junior-lien home equity	22	$900	14	$409
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	1	2
Other	—	—	—	—

Total Other consumer	—	$—	1	$2
Total troubled debt restructurings with subsequent redefault	114	$3,123	154	$8,227

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At March 31, 2014, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of March 31, 2014, these borrowings and advances are secured by $20.4 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$50,278	$50,471	$50,793	$51,086
1-5 years	506	516	507	516
6-10 years	—	—	—	—
Over 10 years	1	2	1	2

Total U.S. Treasury	50,785	50,989	51,301	51,604

Federal agencies: mortgage-backed securities:
Under 1 year	14,961	15,018	16,548	16,607
1-5 years	262,104	264,306	164,794	166,946
6-10 years	333,078	337,954	440,116	443,456
Over 10 years	3,948,814	3,948,601	2,940,986	2,939,212

Total Federal agencies: mortgage-backed securities	4,558,957	4,565,879	3,562,444	3,566,221

Other agencies:
Under 1 year	2,633	2,682	2,833	2,880
1-5 years	41,070	42,044	291,726	297,510
6-10 years	27,513	27,626	19,318	19,498
Over 10 years	62,101	62,248	—	—

Total other agencies	133,317	134,600	313,877	319,888

Total U.S. Government backed agencies	4,743,059	4,751,468	3,927,622	3,937,713

Municipal securities:
Under 1 year	224,398	222,746	191,788	190,762
1-5 years	182,603	186,351	206,719	211,916
6-10 years	612,741	621,873	556,873	554,772
Over 10 years	190,145	195,016	184,883	188,542

Total municipal securities	1,209,887	1,225,986	1,140,263	1,145,992

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	1,837	1,924	1,997	2,089
Over 10 years	47,568	45,603	49,241	47,015

Total private-label CMO	49,405	47,527	51,238	49,104

Asset-backed securities:
Under 1 year	5,323	5,322	—	—
1-5 years	345,512	347,760	434,825	438,156
6-10 years	84,864	83,950	260,354	260,880
Over 10 years	568,329	496,324	477,105	392,004

Total asset-backed securities	1,004,028	933,356	1,172,284	1,091,040

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	—	—	280,595	285,874
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	—	—	280,595	285,874

Corporate debt:
Under 1 year	902	909	903	916
1-5 years	266,068	277,104	283,079	292,989
6-10 years	179,652	174,407	161,398	152,608
Over 10 years	—	—	10,113	10,727

Total corporate debt	446,622	452,420	455,493	457,240

Other:
Under 1 year	750	750	500	500
1-5 years	3,150	3,070	3,399	3,327
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	323,150	323,151	320,991	320,992
Marketable equity securities	16,561	17,062	16,522	16,971

Total other	343,611	344,033	341,412	341,790

Total available-for-sale and other securities	$7,796,612	$7,754,790	$7,368,907	$7,308,753

Other securities at March 31, 2014 and December 31, 2013 include $157.0 million and $ 165.6 million of stock issued by the FHLB of Cincinnati, and $166.1 million and $ 155.4 million, respectively, of Federal Reserve Bank stock. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at March 31, 2014 and December 31, 2013:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
March 31, 2014
U.S. Treasury	$50,785	$204	$—	$50,989
Federal agencies:
Mortgage-backed securities	4,558,957	42,926	(36,004)	4,565,879
Other agencies	133,317	1,389	(106)	134,600

Total U.S. Government backed securities	4,743,059	44,519	(36,110)	4,751,468
Municipal securities	1,209,887	25,767	(9,668)	1,225,986
Private-label CMO	49,405	1,218	(3,096)	47,527
Asset-backed securities	1,004,028	3,779	(74,451)	933,356
Covered bonds	—	—	—	—
Corporate debt	446,622	11,716	(5,918)	452,420
Other securities	343,611	551	(129)	344,033

Total available-for-sale and other securities	$7,796,612	$87,550	$(129,372)	$7,754,790

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
U.S. Treasury	$51,301	$303	$—	$51,604
Federal agencies:
Mortgage-backed securities	3,562,444	42,319	(38,542)	3,566,221
Other agencies	313,877	6,105	(94)	319,888

Total U.S. Government backed securities	3,927,622	48,727	(38,636)	3,937,713
Municipal securities	1,140,263	18,825	(13,096)	1,145,992
Private-label CMO	51,238	1,188	(3,322)	49,104
Asset-backed securities	1,172,284	6,771	(88,015)	1,091,040
Covered bonds	280,595	5,279	—	285,874
Corporate debt	455,493	11,241	(9,494)	457,240
Other securities	341,412	511	(133)	341,790

Total available-for-sale and other securities	$7,368,907	$92,542	$(152,696)	$7,308,753

At March 31, 2014, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2014.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2014 and December 31, 2013:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	1,836,191	(32,057)	52,032	(3,947)	1,888,223	(36,004)
Other agencies	13,268	(106)	—	—	13,268	(106)

Total U.S. Government backed securities	1,849,459	(32,163)	52,032	(3,947)	1,901,491	(36,110)
Municipal securities	472,500	(8,802)	15,409	(866)	487,909	(9,668)
Private-label CMO	—	—	22,832	(3,096)	22,832	(3,096)
Asset-backed securities	414,910	(7,699)	109,969	(66,752)	524,879	(74,451)
Covered bonds	—	—	—	—	—	—
Corporate debt	113,744	(2,323)	71,480	(3,595)	185,224	(5,918)
Other securities	1,420	(79)	1,949	(50)	3,369	(129)

Total temporarily impaired securities	$2,852,033	$(51,066)	$273,671	$(78,306)	$3,125,704	$(129,372)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	1,628,454	(37,174)	12,682	(1,368)	1,641,136	(38,542)
Other agencies	2,069	(94)	—	—	2,069	(94)

Total U.S. Government backed securities	1,630,523	(37,268)	12,682	(1,368)	1,643,205	(38,636)
Municipal securities	551,114	(12,395)	7,531	(701)	558,645	(13,096)
Private-label CMO	—	—	22,639	(3,322)	22,639	(3,322)
Asset-backed securities	391,665	(9,720)	107,419	(78,295)	499,084	(88,015)
Covered bonds	—	—	—	—	—	—
Corporate debt	146,308	(7,729)	26,155	(1,765)	172,463	(9,494)
Other securities	3,078	(72)	2,530	(61)	5,608	(133)

Total temporarily impaired securities	$2,722,688	$(67,184)	$178,956	$(85,512)	$2,901,644	$(152,696)

The following table is a summary of realized securities gains and losses for the three-month and periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Gross gains on sales of securities	$16,990	$199
Gross (losses) on sales of securities	(20)	(12)

Net gain on sales of securities	$16,970	$187

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the CDO and 2003-2006 vintage private-label CMO portfolios. Of the $47.5 million of the private-label CMO securities reported at fair value at March 31, 2014, approximately $20.5 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003-2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at March 31, 2014.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at March 31, 2014. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data

March 31, 2014

(dollar amounts in thousands) Actual

							Actual Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss (2)	Rating(3)	Remaining(4)	Collateral	Collateral	Subordination(5)
Alesco II (1)	$41,646	$29,432	$14,847	$(14,585)	C	29/33	10%	9%	—%
ICONS	20,000	20,000	15,876	(4,124)	BB	20/21	3	14	51
I-Pre TSL II	12,321	12,291	11,626	(665)	A	20/22	5	10	85
MM Comm III	5,669	5,417	4,416	(1,001)	BB	5/9	5	9	31
Pre TSL IX (1)	5,000	3,955	2,318	(1,637)	C	30/42	19	10	5
Pre TSL XI (1)	25,000	20,982	10,685	(10,297)	C	43/60	25	12	2
Pre TSL XIII (1)	27,813	20,916	12,622	(8,294)	C	44/61	26	20	4
Reg Diversified (1)	25,500	6,908	913	(5,995)	D	23/41	38	10	—
Soloso (1)	12,500	2,440	257	(2,183)	C	38/61	28	20	—
Tropic III	31,000	31,000	13,563	(17,437)	CCC+	26/40	24	11	37

Total at March 31, 2014	$206,449	$153,341	$87,123	$(66,218)

Total at December 31, 2013	$214,419	$161,730	$84,136	$(77,594)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 2.4% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 31% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.3% to LIBOR plus 13.5% as of March 31, 2014. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2014, we had investments in ten different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS and I-Pre TSL II pools that were not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold these securities to recovery under the final Volcker Rule regulations.

For the three-month periods ended March 31, 2014 and 2013, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—
Pooled-trust-preferred	—	(360)
Private label CMO	—	(336)

Total debt securities	—	(696)

Equity securities	—	—

Total available-for-sale and other securities	$—	$(696)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month periods ended March 31, 2014 and 2013 as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Balance, beginning of period	$30,869	$49,433
Reductions from sales/maturities	—	—
Credit losses not previously recognized	—	—
Additional credit losses	—	696

Balance, end of period	$30,869	$50,129

As of March 31, 2014, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	23,222	24,901	22,549
Over 10 years	3,478,163	3,450,923	3,574,156	3,506,018

Total Federal agencies: mortgage-backed securities	3,503,064	3,474,145	3,599,057	3,528,567

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	57,431	57,652	38,588	39,075
Over 10 years	165,424	161,433	189,999	185,097

Total other agencies	222,855	219,085	228,587	224,172

Total U.S. Government backed agencies	3,725,919	3,693,230	3,827,644	3,752,739

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	8,804	8,266	9,023	8,159

Total municipal securities	8,804	8,266	9,023	8,159

Total held-to-maturity securities	$3,734,723	$3,701,496	$3,836,667	$3,760,898

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2014 and December 31, 2013:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,503,064	$13,868	$(42,787)	$3,474,145
Other agencies	222,855	654	(4,424)	219,085

Total U.S. Government backed securities	3,725,919	14,522	(47,211)	3,693,230
Municipal securities	8,804	—	(538)	8,266

Total held-to-maturity securities	$3,734,723	$14,522	$(47,749)	$3,701,496

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$3,599,057	$5,573	$(76,063)	$3,528,567
Other agencies	228,587	776	(5,191)	224,172

Total U.S. Government backed securities	3,827,644	6,349	(81,254)	3,752,739
Municipal securities	9,023	—	(864)	8,159

Total held-to-maturity securities	$3,836,667	$6,349	$(82,118)	$3,760,898

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014

Federal Agencies:
Mortgage-backed securities	$2,442,257	$(41,107)	$23,222	$(1,680)	$2,465,479	$(42,787)
Other agencies	160,958	(4,424)	—	—	160,958	(4,424)

Total U.S. Government backed securities	2,603,215	(45,531)	23,222	(1,680)	2,626,437	(47,211)
Municipal securities	8,266	(538)	—	—	8,266	(538)

Total temporarily impaired securities	$2,611,481	$(46,069)	$23,222	$(1,680)	$2,634,703	$(47,749)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$2,849,198	$(73,711)	$22,548	$(2,352)	$2,871,746	$(76,063)
Other agencies	144,417	(5,191)	—	—	144,417	(5,191)

Total U.S. Government backed securities	2,993,615	(78,902)	22,548	(2,352)	3,016,163	(81,254)
Municipal securities	8,159	(864)	—	—	8,159	(864)

Total temporarily impaired securities	$3,001,774	$(79,766)	$22,548	$(2,352)	$3,024,322	$(82,118)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2014, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Residential mortgage loans sold with servicing retained	$481,837	$836,134
Pretax gains resulting from above loan sales (1)	12,076	35,569

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2014 and 2013:

Fair Value Method:	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Fair value, beginning of period	$34,236	$35,202
Change in fair value during the period due to:
Time decay (1)	(725)	(609)
Payoffs (2)	(1,915)	(3,157)
Changes in valuation inputs or assumptions (3)	(968)	4,146

Fair value, end of period:	$30,628	$35,582

Weighted-average life (years)	4.1	3.6

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Carrying value, beginning of period	$128,064	$85,545
New servicing assets created	5,053	9,286
Servicing assets acquired	3,505	—
Impairment (charge) / recovery	(629)	13,651
Amortization and other	(3,342)	(4,137)

Carrying value, end of period	$132,651	$104,345

Fair value, end of period	$144,694	$104,512

Weighted-average life (years)	6.5	4.6

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2014 and December 31, 2013, to changes in these assumptions follows:

	March 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	12.60%	$(1,804)	$(3,699)	11.90%	$(1,935)	$(3,816)
Spread over forward interest rate swap rates	1,081 bps	(1,200)	(2,400)	1,069 bps	(1,376)	(2,753)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2014 and December 31, 2013, to changes in these assumptions follows:

	March 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.20%	$(6,672)	$(13,599)	6.70%	$(6,813)	$(12,977)
Spread over forward interest rate swap rates	959 bps	(6,029)	(12,058)	940 bps	(6,027)	(12,054)

Total servicing fees included in mortgage banking income amounted to $10.9 million and $11.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion and $15.2 billion at March 31, 2014 and December 31, 2013, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Carrying value, beginning of period	$17,672	$35,606
New servicing assets created	—	—
Amortization and other	(3,315)	(5,170)

Carrying value, end of period	$14,357	$30,436

Fair value, end of period	$14,357	$30,823

Weighted-average life (years)	3.2	4.1

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.64%	$(414)	$(895)	14.65%	$(584)	$(1,183)
Spread over forward interest rate swap rates	500 bps	(5)	(10)	500 bps	(7)	(15)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $2.1 million and $2.7 million for the three-month periods ending March 31, 2014, and 2013, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.4 billion and $1.6 billion at March 31, 2014 and December 31, 2013, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
SBA loans sold with servicing retained	$40,871	$26,908
Pretax gains resulting from above loan sales (1)	4,375	3,076

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in the carrying value of the servicing asset for the three-month periods ended March 31, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Carrying value, beginning of period	$16,865	$15,147
New servicing assets created	1,335	883
Amortization and other	(1,172)	(1,136)

Carrying value, end of period	$17,028	$14,894

Fair value, end of period	$17,028	$14,894

Weighted-average life (years)	3.5	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at March 31, 2014 and December 31, 2013 follows:

	March 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	5.80%	$(189)	$(375)	5.90%	$(221)	$(438)
Discount rate	15 bps	(488)	(955)	1,500 bps	(446)	(873)

Servicing income, net of amortization of capitalized servicing assets, amounted to $1.7 million and $1.5 million for the three-month periods ending March 31, 2014, and 2013, respectively. The unpaid principal balance of SBA loans serviced for third parties was $969.2 million and $885.4 million at March 31, 2014 and December 31, 2013, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. During the 2014 first quarter, we realigned our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes our insurance brokerage business, along with technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification. Amounts relating to the realignment are disclosed in the table below.

A rollforward of goodwill by business segment for the first three-month period of 2014 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury/ Other	Huntington Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$—	$42,324	$444,268
Goodwill acquired during the period	64,180	—	—	—	—	—	64,180
Adjustments	—	5,939	—	(8,939)	3,000	—	—
Impairment	—	—	—	—	(3,000)	—	(3,000)

Balance, end of period	$351,004	$22,108	$—	$90,012	$—	$42,324	$505,448

Goodwill acquired during the period was the result of the Camco Financial acquisition, which was completed on March 1, 2014. For additional information, see Business Combinations footnote.

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of the reorganization in our reported business segments, goodwill was reallocated among the business segments. Immediately following the reallocation, impairment of $3.0 million was recorded in the Home Lending reporting segment.

At March 31, 2014 and December 31, 2013, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

March 31, 2014
Core deposit intangible	$387,105	$(342,981)	$44,124
Customer relationship	106,974	(60,534)	46,440
Other	25,164	(24,971)	193

Total other intangible assets	$519,243	$(428,486)	$90,757

December 31, 2013
Core deposit intangible	$380,249	$(335,552)	$44,697
Customer relationship	106,974	(58,675)	48,299
Other	25,164	(24,967)	197

Total other intangible assets	$512,387	$(419,194)	$93,193

The estimated amortization expense of other intangible assets for the remainder of 2014 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense

2014	$28,458
2015	21,693
2016	8,354
2017	7,747
2018	6,752
2019	6,205

8. OTHER LONG-TERM DEBT

In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month periods ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$7,408	$(2,619)	$4,789
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	26,245	(9,332)	16,913
Less: Reclassification adjustment for net losses (gains) included in net income	(15,375)	5,381	(9,994)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	18,278	(6,570)	11,708

Net change in unrealized holding gains (losses) on available-for-sale equity securities	53	(19)	34
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2,805	(982)	1,823
Less: Reclassification adjustment for net (gains) losses included in net income	(2,892)	1,012	(1,880)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(87)	30	(57)

Unrealized gains (losses) for pension and other post-retirement obligations	888	(311)	577

Total other comprehensive income (loss)	$19,132	$(6,870)	$12,262

	Three Months Ended March 31, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$5,894	(2,063)	3,831
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(8,847)	3,062	(5,785)
Less: Reclassification adjustment for net losses (gains) included in net income	454	(159)	295

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(2,499)	840	(1,659)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	220	(77)	143
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(15,929)	5,575	(10,354)
Less: Reclassification adjustment for net (gains) losses included in net income	(4,026)	1,410	(2,616)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(19,955)	6,985	(12,970)

Amortization of net actuarial loss and prior service cost included in net income	8,227	(2,879)	5,348

Total other comprehensive income	$(14,007)	$4,869	$(9,138)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2014 and 2013:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(1,954)	143	(10,354)	—	(12,165)
Amounts reclassified from accumulated OCI	295	—	(2,616)	5,348	3,027

Period change	(1,659)	143	(12,970)	5,348	(9,138)

Balance, March 31, 2013	$36,645	$337	$34,114	$(231,051)	$(159,955)

Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	21,702	34	1,823	—	23,559
Amounts reclassified from accumulated OCI to earnings	(9,994)	—	(1,880)	577	(11,297)

Period change	11,708	34	(57)	577	12,262

Balance, March 31, 2014	$(27,526)	$326	$(18,901)	$(155,646)	$(201,747)

(1)	Amounts at March 31, 2014 and December 31, 2013 include $0.3 and $0.2 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. Any unrealized gains (losses) will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2014 and 2013:

Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$175	$55	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	15,200	187	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(696)	Noninterest income - net gains (losses) on sale of securities

	15,375	(454)	Total before tax
	(5,381)	159	Tax (expense) benefit

	$9,994	$(295)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$2,892	$3,916	Interest income - loans and leases
Interest rate contracts	—	110	Noninterest income - other income

	2,892	4,026	Total before tax
	(1,012)	(1,410)	Tax (expense) benefit

	$1,880	$2,616	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(888)	$(9,954)	Noninterest expense - personnel costs
Prior service costs	—	1,727	Noninterest expense - personnel costs
Curtailment	—	—	Noninterest expense - personnel costs

	(888)	(8,227)	Total before tax
	311	2,879	Tax (expense) benefit

	$(577)	$(5,348)	Net of tax

10. SHAREHOLDERS’ EQUITY

Share Repurchase Program

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. The new repurchase authorization represents a $23 million, or 10%, increase from the recently completed common stock repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan.

During the three-month periods ended March 31, 2014, and 2013 Huntington repurchased a total of 14.6 and 4.7 million shares of common stock, at a weighted average share price of $9.32 and $7.07, respectively.

Other Share Activity

On March 1, 2014, Huntington issued approximately 8.7 million shares pursuant to the acquisition of Camco Financial.

During the three-month period ended March 31, 2014, Huntington sold approximately 0.3 million shares to the HIP, due to the blackout period associated with the Camco Financial acquisition.

11. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month periods ended March 31, 2014 and 2013, was as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2014	2013
Basic earnings per common share:
Net income	$149,143	$153,274
Preferred stock dividends	(7,964)	(7,970)

Net income available to common shareholders	$141,179	$145,304
Average common shares issued and outstanding	829,659	841,103
Basic earnings per common share	$0.17	$0.17
Diluted earnings per common share:
Net income available to common shareholders	$141,179	$145,304
Effect of assumed preferred stock conversion	—	—

Net income applicable to diluted earnings per share	$141,179	$145,304
Average common shares issued and outstanding	829,659	841,103
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,456	6,281
Shares held in deferred compensation plans	1,256	1,324
Other	306	—

Dilutive potential common shares:	13,018	7,605

Total diluted average common shares issued and outstanding	842,677	848,708
Diluted earnings per common share	$0.17	$0.17

For the three-month periods ended March 31, 2014 and 2013, approximately 2.2 million and 10.6 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

12. SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Unaudited Condensed Consolidated Statements of Income. Stock options are granted at the closing market price on the date of the grant. Options granted typically vest ratably over four years or when other conditions are met. Stock options, which represented a portion of our grant values, have no intrinsic value until the stock price increases. Options granted prior to May 2004 have a term of ten years. All options granted after May 2004 have a term of seven years.

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At March 31, 2014, 23.7 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At March 31, 2014, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2014.

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

There were no options granted for each of the three-month periods ended March 31, 2014 and 2013.

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Share-based compensation expense	$9,418	$8,021
Tax benefit	3,163	2,684

Huntington’s stock option activity and related information for the three-month period ended March 31, 2014, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	23,300	$7.61
Granted	—	—
Assumed	214	—
Exercised	(1,138)	5.87
Forfeited/expired	(761)	16.42

Outstanding at March 31, 2014	21,615	$7.40	4.1	$74,034

Expected to vest at March 31, 2014 (1)	8,570	$6.58	5.1	$29,090

Exercisable at March 31, 2014	12,409	$8.00	3.3	$42,926

(1)	The number of options expected to vest includes an estimate of 636 shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month periods ended March 31, 2014 and 2013, cash received for the exercises of stock options was $6.7 million and $2.5 million, respectively. The tax benefit realized from stock option exercises was $0.3 million and $0.2 million for each respective period.

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

The weighted-average grant date fair value of nonvested shares granted for the periods ended March 31, 2014 and 2013, were $9.13 and $7.14, respectively. The total fair value of awards vested was $9.6 million and $2.1 million during the periods ended March 31, 2014, and 2013, respectively. As of March 31, 2014, the total unrecognized compensation cost related to nonvested awards was $55.6 million with a weighted-average expense recognition period of 2.3 years.

The following table summarizes the status of Huntington’s restricted stock units, performance share awards, and restricted stock awards as of March 31, 2014, and activity for the period ended March 31, 2014:

(amounts in thousands, except per share amounts)	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	—	$—	12,064	$6.80	1,646	$6.95
Granted	—	—	1,036	9.13	—	—
Assumed	27	—	—	—	—	—
Vested	(11)	9.53	(1,335)	7.12	—	—
Forfeited	—	—	(245)	6.98	(108)	6.94

Nonvested at March 31, 2014	16	$9.53	11,520	$6.97	1,538	$6.95

13. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2014. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013.

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended March 31,		Post Retirement Benefits Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Service cost(1)	$435	$7,134	$—	$—
Interest cost	8,100	7,307	259	216
Expected return on plan assets	(11,446)	(12,091)	—	—
Amortization of prior service cost	—	(1,442)	(339)	(338)
Amortization of gain	1,442	9,784	(144)	(150)
Settlements	2,500	1,500	—	—

Benefit expense	$1,031	$12,192	$(224)	$(272)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 service cost represents only administrative expenses.

The Bank, as trustee, held all Plan assets at March 31, 2014 and December 31, 2013. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	March 31, 2014		December 31, 2013
Cash	$—	—%	$—	—%
Cash equivalents:
Huntington funds—money market	2,932	—	803	—
Fixed income:
Huntington funds—fixed income funds	62,381	11	74,048	11
Corporate obligations	201,499	31	180,757	28
U.S. Government Obligations	54,541	8	51,932	8
U.S. Government Agencies	6,574	1	6,146	1
Equities:
Huntington funds	257,501	39	289,379	45
Exchange traded funds	39,580	6	24,705	4
Huntington common stock	15,987	2	20,324	3
Other common stock	15,314	2		—
Limited partnerships	1,310	—	926	—

Fair value of plan assets	$657,619	100%	$649,020	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2014, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At March 31, 2014, Plan assets were invested 50% in equity investments, 50% in bonds, and less than 1% in cash with an average duration of 11.9 years on bond investments. The estimated life of benefit obligations was 12 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
SERP & SRIP	$475	$1,192
Defined contribution plan	6,105	4,374

Benefit cost	$6,580	$5,566

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 87% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 12% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, CDO-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

The Alt-A, private label CMO and CDO-preferred securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The Alt-A and private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of the CDO-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

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

CDO-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third party pricing specialist with direct industry experience in CDO-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.

Huntington utilizes the same processes to determine the fair value of investment securities classified as held-to-maturity for impairment evaluation purposes.

Automobile loans

Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for these automobile loan receivables at fair value per guidance supplied in ASC 825. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market. During the first quarter of 2014 Huntington cancelled the 2009 and 2006 Automobile Trust. Huntington continues to report the associated automobile loan receivables at fair value due to its 2010 election.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2014
Assets
Loans held for sale	$—	$280,108	$—	$—	$280,108
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	4,418	—	—	4,418
Other securities	33,015	3,006	—	—	36,021

	33,015	7,424	—	—	40,439

Available-for-sale and other securities:
U.S. Treasury securities	50,989	—	—	—	50,989
Federal agencies: Mortgage-backed	—	4,565,879	—	—	4,565,879
Federal agencies: Other agencies	—	134,600	—	—	134,600
Municipal securities	—	491,608	734,378	—	1,225,986
Private-label CMO	—	15,630	31,897	—	47,527
Asset-backed securities	—	823,387	109,969	—	933,356
Covered bonds	—	—		—	—
Corporate debt	—	452,420	—	—	452,420
Other securities	17,062	3,820	—	—	20,882

	68,051	6,487,344	876,244	—	7,431,639
Automobile loans	—	—	37,268	—	37,268
MSRs	—	—	30,628	—	30,628
Derivative assets	62,174	218,416	4,525	(58,186)	226,929
Liabilities
Derivative liabilities	49,853	123,706	825	(23,465)	150,919
Short-term borrowings	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2013
Assets
Mortgage loans held for sale	$—	$278,928	$—	$—	$278,928
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	834	—	—	834
Municipal securities	—	2,180	—	—	2,180
Other securities	32,081	478	—	—	32,559

	32,081	3,492	—	—	35,573
Available-for-sale and other securities:
U.S. Treasury securities	51,604	—	—	—	51,604
Federal agencies: Mortgage-backed	—	3,566,221	—	—	3,566,221
Federal agencies: Other agencies	—	319,888	—	—	319,888
Municipal securities	—	491,455	654,537	—	1,145,992
Private-label CMO	—	16,964	32,140	—	49,104
Asset-backed securities	—	983,621	107,419	—	1,091,040
Covered bonds	—	285,874	—	—	285,874
Corporate debt	—	457,240	—	—	457,240
Other securities	16,971	3,828	—	—	20,799

	68,575	6,125,091	794,096	—	6,987,762
Automobile loans	—	—	52,286	—	52,286
MSRs	—	—	34,236	—	34,236
Derivative assets	36,774	219,045	3,066	(58,856)	200,029
Liabilities
Derivative liabilities	22,787	124,123	676	(18,312)	129,274
Short-term borrowings	—	1,089	—	—	1,089

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,608)	1,675	—	9	22	(251)
Included in OCI	—	—	7,272	252	11,543	—
Purchases	—	—	80,185	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(14,767)
Issues	—	—	—	—	—	—
Settlements	—	(365)	(7,616)	(504)	(9,015)	—

Closing balance	$30,628	$3,700	$734,378	$31,897	$109,969	$37,268

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,608)	$1,675	$7,272	$252	$11,543	$(251)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	380	(1,482)	—	(270)	(738)	1,137
Included in OCI	—	—	155	891	12,789	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(27,860)
Issues	—	—	—	—	—	—
Settlements	—	(2,214)	(2,285)	(3,850)	(6,633)	—

Closing balance	$35,582	$9,006	$59,098	$45,546	$115,455	$116,039

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$380	$(3,696)	$155	$891	$12,789	$1,137

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2014 and 2013:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(3,608)	$1,675	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	9	22	(332)
Noninterest income	—	—	—	—	—	81

Total	$(3,608)	$1,675	$—	$9	$22	$(251)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$380	$(1,482)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(359)	—
Interest and fee income	—	—	—	66	(379)	(859)
Noninterest income	—	—	—	—	—	1,996

Total	$380	$(1,482)	$—	$(270)	$(738)	$1,137

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2014			December 31, 2013
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$280,108	$269,763	$10,345	$278,928	$276,945	$1,983
Automobile loans	37,268	36,034	1,234	52,286	50,800	1,486

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2014 and 2013:

	Net gains (losses) from fair value changes
	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Assets
Mortgage loans held for sale	$3,151	$(4,663)
Automobile loans	(251)	1,137

	Gains (losses) included
	in fair value changes associated
	with instrument specific credit risk
	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Assets
Automobile loans	$323	$326

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2014, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended March 31, 2014
Impaired loans	$13,615	$—	$—	$13,615	$5,223
Other real estate owned	35,691	—	—	35,691	353

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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$30,628	Discounted cash flow	Constant prepayment rate	7.0% - 36.0% (13.0%)
			Spread over forward interest rate swap rates	-129 - 4,244 (1,081)

Derivative assets	4,525	Consensus Pricing	Net market price	-4.8% - 16.1% (1.5%)
Derivative liabilities	825		Estimated Pull through %	50.0% - 89.0% (77.0%)

Municipal securities	734,378	Discounted cash flow	Discount rate	1.4% - 4.1% (2.4%)

Private-label CMO	31,897	Discounted cash flow	Discount rate	2.7% - 7.8% (6.0%)
			Constant prepayment rate	12.7% - 31.6% (19.0%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	8.0% - 64.0% (33.5%)

Asset-backed securities	109,969	Discounted cash flow	Discount rate	3.5% - 13.7% (7.4%)
			Constant prepayment rate	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100.0% (16.1%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	2.4% - 100.0% (17.5%)
			Loss given default	20.0% - 100.0% (93.9%)
			Cure given deferral	0.0% - 75.0% (30.0%)
			Loss severity	49.0% - 69.0% (63.4%)

Automobile loans	37,268	Discounted cash flow	Constant prepayment rate	77.8%
			Discount rate	0.3% - 5.0% (1.6%)

Impaired loans	13,615	Appraisal value	NA	NA

Other real estate owned	35,691	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$34,236	Discounted cash flow	Constant prepayment rate	7% - 32% (12%)
			Spread over forward interest rate swap rates	-158 - 4,216 (1,069)

Derivative assets	3,066	Consensus Pricing	Net market price	-5.25% - 13.53% (1.3%)
Derivative liabilities	676		Estimated Pull through %	50% - 89% (78%)

Municipal securities	654,537	Discounted cash flow	Discount rate	1.6% - 4.5% (2.4%)

Private-label CMO	32,140	Discounted cash flow	Discount rate	2.9% - 8.3% (6.3%)
			Constant prepayment rate	12.0% - 31.6% (18.0%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	8.0% - 64.0% (38.2%)

Asset-backed securities	107,419	Discounted cash flow	Discount rate	3.7% - 15.5% (8.1%)
			Constant prepayment rate	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100% (16.6%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	0.5% - 100% (18.2%)
			Loss given default	20% - 100% (93.7%)
			Cure given deferral	0.0% - 75% (35.8%)
			Loss severity	49.0% - 69.0% (63.5%)

Automobile loans	52,286	Discounted cash flow	Constant prepayment rate	79.2%
			Discount rate	0.3% - 5.0% (1.5%)

Impaired loans	114,256	Appraisal value	NA	NA

Other real estate owned	27,664	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and short-term assets	$1,044,495	$1,044,495	$1,058,175	$1,058,175
Trading account securities	40,439	40,439	35,573	35,573
Loans held for sale	295,312	295,312	326,212	326,212
Available-for-sale and other securities	7,754,790	7,754,790	7,308,753	7,308,753
Held-to-maturity securities	3,734,723	3,701,496	3,836,667	3,760,898
Net loans and leases	43,721,990	42,083,186	42,472,630	40,976,014
Derivatives	13,180	13,180	200,029	200,029
Financial Liabilities
Deposits	49,348,753	49,896,607	47,506,718	48,132,550
Short-term borrowings	1,398,393	1,389,037	552,143	543,552
Federal Home Loan Bank advances	333,233	333,484	1,808,293	1,808,558
Other long-term debt	1,842,684	1,853,063	1,349,119	1,342,890
Subordinated notes	980,735	1,060,557	1,100,860	1,073,116
Derivatives	478	478	129,274	129,274

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2014 and December 31, 2013:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	March 31, 2014
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	3,701,496	—	3,701,496
Net loans and leases	—	—	42,083,186	42,083,186
Financial Liabilities
Deposits	—	44,371,020	5,525,587	49,896,607
Short-term borrowings	—	—	1,389,037	1,389,037
Federal Home Loan Bank advances	—	—	333,484	333,484
Other long-term debt	—	—	1,853,063	1,853,063
Subordinated notes	—	—	1,060,557	1,060,557

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Loans held for sale	$—	$—	$—	$—
Held-to-maturity securities	—	3,760,898	—	3,760,898
Net loans and leases	—	—	40,976,014	40,976,014
Financial Liabilities
Deposits	—	42,279,542	5,853,008	48,132,550
Short-term borrowings	—	—	543,552	543,552
Federal Home Loan Bank advances	—	—	1,808,558	1,808,558
Other long-term debt	—	—	1,342,890	1,342,890
Subordinated notes	—	—	1,073,116	1,073,116

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2014, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands )	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,315,000	$9,315,000
Deposits	84,300	—	84,300
Subordinated notes	475,000	—	475,000
Other long-term debt	1,785,000	—	1,785,000

Total notional value at March 31, 2014	$2,344,300	$9,315,000	$11,659,300

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2014:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$9,315,000	2.7	$(28,484)	0.80%	0.24%

Total asset conversion swaps	9,315,000	2.7	(28,484)	0.80	0.24
Liability conversion swaps
Receive fixed - generic	2,344,300	4.0	52,871	1.88	0.26

Total liability conversion swaps	2,344,300	4.0	52,871	1.88	0.26

Total swap portfolio	$11,659,300	3.0	$24,387	1.02%	0.24%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $24.6 million and $25.1 million for the three-month periods ended March 31, 2014, and 2013, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2014, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at March 31, 2014 and December 31, 2013 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$52,160	$49,998
Interest rate contracts not designated as hedging instruments	166,256	169,047
Foreign exchange contracts not designated as hedging instruments	48,871	28,499
Commodities contracts not designated as hedging instruments	11,326	4,278

Total contracts	$278,613	$251,822

Liability derivatives included in accrued expenses and other liabilities:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$27,773	$25,321
Interest rate contracts not designated as hedging instruments	96,378	99,247
Foreign exchange contracts not designated as hedging instruments	38,750	18,909
Commodities contracts not designated as hedging instruments	10,921	3,838

Total contracts	$173,822	$147,315

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(267)	$(1,754)
Change in fair value of hedged deposits (1)	266	1,748
Change in fair value of interest rate swaps hedging subordinated notes (2)	1,066	(8,121)
Change in fair value of hedged subordinated notes (2)	(1,066)	8,121
Change in fair value of interest rate swaps hedging other long-term debt (2)	(4,051)	(397)
Change in fair value of hedged other long-term debt (2)	6,474	397

(1)	Effective portion of the hedging relationship is recognized in Interest expense - deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense - subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month periods ended March 31, 2014 and 2013 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
(dollar amounts in thousands)	2014	2013		2014	2013
Interest rate contracts
Loans	$1,823	$(10,339)	Interest and fee income - loans and leases	$(2,892)	$(3,916)
Investment Securities	—	—	Noninterest income - other income	—	(110)
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$1,823	$(10,339)		$(2,892)	$(4,026)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $31.3 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$132	$288
FHLB Advances	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2014 and December 31, 2013, were $80.0 million and $80.5 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.7 billion and $14.3 billion at March 31, 2014 and December 31, 2013, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $161.2 million and $160.4 million at the same dates, respectively.

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

At March 31, 2014 and December 31, 2013, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $18.8 million and $15.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At March 31, 2014, Huntington pledged $118.8 million of investment securities and cash collateral to counterparties, while other counterparties pledged $104.7 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
March 31, 2014	Derivatives	$319,744	$(102,043)	$217,701	$(42,125)	$(1,659)	$173,917
December 31, 2013	Derivatives	300,903	(111,458)	189,445	(35,205)	(360)	153,880

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
March 31, 2014	Derivatives	$214,954	$(79,412)	$135,542	$(77,733)	$(2,763)	$55,046
December 31, 2013	Derivatives	196,397	(76,539)	119,858	(86,204)	290	33,944

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

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Derivative assets:
Interest rate lock agreements	$4,525	$3,066
Forward trades and options	1,977	3,997

Total derivative assets	6,502	7,063

Derivative liabilities:
Interest rate lock agreements	(380)	(231)
Forward trades and options	(181)	(40)

Total derivative liabilities	(561)	(271)

Net derivative asset (liability)	$5,941	$6,792

The total notional value of these derivative financial instruments at March 31, 2014 and December 31, 2013, was $0.4 billion and $0.5 billion, respectively. The total notional amount at March 31, 2014, corresponds to trading assets with a fair value of $0.8 million and trading liabilities with a fair value of $0.1 million. Net trading gains and (losses) related to MSR hedging for the three-month periods ended March 31, 2014 and 2013, were $1.7 million and $ (7.9) million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

16. VIEs

Consolidated VIEs

Consolidated VIEs at March 31, 2014, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2014 first quarter, Huntington cancelled the 2009 and 2006 Automobile Trusts. As a result, any remaining assets at the time of the cancellation are no longer part of the trusts.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013:

	March 31, 2014
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$—	$—	$—	$—
Loans and leases	—	—	—	—
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	—	—	—	—
Accrued income and other assets	—	—	256	256

Total assets	$—	$—	$256	$256

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	256	256

Total liabilities	$—	$—	$256	$256

	December 31, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$8,580	$79,153	$—	$87,733
Loans and leases	52,286	151,171	—	203,457
Allowance for loan and lease losses	—	(711)	—	(711)

Net loans and leases	52,286	150,460	—	202,746
Accrued income and other assets	235	485	262	982

Total assets	$61,101	$230,098	$262	$291,461

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	262	262

Total liabilities	$—	$—	$262	$262

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2014, and December 31, 2013:

	March 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$4,809	$—	$4,809
2012-2 Automobile Trust	6,098	—	6,098
2011 Automobile Trust	2,385	—	2,385
Tower Hill Securities, Inc.	66,436	65,000	66,436
Trust Preferred Securities	13,919	317,052	13,919
Low Income Housing Tax Credit Partnerships	309,962	120,675	309,962

Total	$403,609	$502,727	$403,609

	December 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$5,975	$—	$5,975
2012-2 Automobile Trust	7,396	—	7,396
2011 Automobile Trust	3,040	—	3,040
Tower Hill Securities, Inc.	66,702	65,000	66,702
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	317,226	134,604	317,226

Total	$414,103	$512,498	$400,339

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at March 31, 2014 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.94	%(2)	$111,816	$6,186
Huntington Capital II	0.86	(3)	54,593	3,093
Sky Financial Capital Trust III	1.63	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.65	(4)	74,320	2,320
Camco Financial Trust	2.67	(5)	4,158	155

Total			$317,052	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at March 31, 2014, based on three month LIBOR + 0.70.
(3)	Variable effective rate at March 31, 2014, based on three month LIBOR + 0.625.
(4)	Variable effective rate at March 31, 2014, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at March 31, 2014, based on three month LIBOR + 1.33.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment losses related to these investments are included in non-interest-income in the Unaudited Condensed Consolidated Statements of Income.

During the 2014 first quarter, Huntington early adopted ASU 2014-01 (see Note 2). The amendments are required to be applied retrospectively to all periods presented. As a result of these changes, Huntington recorded a cumulative-effect adjustment to beginning retained earnings.

The following table summarizes the balance sheet and income statement amounts impacted by the change at the dates or for the periods indicated:

December 31,
(dollar amounts in thousands)	2013
Accrued Income and other assets
As previous reported	$1,619,046
As reported under the new guidance	1,609,877
Retained Earnings
As previous reported	(1,470,154)
As reported under the new guidance	(1,479,323)

Three Months Ended
March 31,
(dollar amounts in thousands)	2013
Noninterest income
As previous reported	$252,209
As reported under the new guidance	256,618
Provision for income taxes
As previous reported	52,214
As reported under the new guidance	55,129
Net income
As previous reported	151,780
As reported under the new guidance	153,274

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Affordable housing tax credit investments	$487,119	$484,799
Less: amortization	(177,157)	(167,573)

Net affordable housing tax credit investments	$309,962	$317,226

Unfunded commitments	$120,675	$134,604

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2014	2013
Tax credits and other tax benefits recognized	$14,316	$13,788
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	9,360	8,197
Equity method
Tax credit investment losses included in non-interest income	223	294

Huntington did not recognize any impairment losses on tax credit investments during the three-month period ended March 31, 2014. Huntington did recognize immaterial impairment losses for the three-months ended March 31, 2013. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at March 31, 2014 and December 31, 2013, were as follows:

	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,421,846	$10,198,327
Consumer	6,832,944	6,544,606
Commercial real estate	794,895	765,982
Standby letters-of-credit	470,279	439,834

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.4 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2014, Huntington had $470 million of standby letters-of-credit outstanding, of which 84% were collateralized. Included in this $470 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of March 31, 2014, approximately $119 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $351 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $470 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Huntington enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as loans held for sale. At March 31, 2014 and December 31, 2013, Huntington had commitments to sell residential real estate loans of $523.0 million and $452.6 million, respectively. These contracts mature in less than one year.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At March 31, 2014, Huntington had gross unrecognized tax benefits of $2.8 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.1 million as of March 31, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. It is reasonably possible the liability for unrecognized tax benefits could decrease in the next twelve months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $125.0 million at March 31, 2014. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The following supplements the discussion of certain matters previously reported in Item 3 (Legal Proceedings) of the 2013 Form 10-K for events occurring through the date of this filing:

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

18. PARENT COMPANY FINANCIAL STATEMENTS

The parent company unaudited condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	March 31,	December 31,
(dollar amounts in thousands)	2014	2013
Assets
Cash and cash equivalents	$765,465	$966,065
Due from The Huntington National Bank	246,841	246,841
Due from non-bank subsidiaries	58,795	57,747
Investment in The Huntington National Bank	5,803,570	5,537,582
Investment in non-bank subsidiaries	593,887	587,388
Accrued interest receivable and other assets	307,759	286,037

Total assets	$7,776,317	$7,681,660

Liabilities and Shareholders’ Equity
Long-term borrowings	1,040,720	1,034,266
Dividends payable, accrued expenses, and other liabilities	559,363	557,240

Total liabilities	1,600,083	1,591,506

Shareholders’ equity (1)	6,176,234	6,090,154

Total liabilities and shareholders’ equity	$7,776,317	$7,681,660

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(dollar amounts in thousands)	2014	2013
Income
Dividends from
The Huntington National Bank	$—	$—
Non-bank subsidiaries	1,819	—
Interest from
The Huntington National Bank	997	4,152
Non-bank subsidiaries	699	821
Other	1,602	396

Total income	5,117	5,369

Expense
Personnel costs	11,177	13,413
Interest on borrowings	4,252	6,117
Other	15,997	5,064

Total expense	31,426	24,594

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(26,309)	(19,225)
Income taxes (benefit)	(14,347)	(4,937)

Income (loss) before equity in undistributed net income of subsidiaries	(11,962)	(14,288)
Increase in undistributed net income of:
The Huntington National Bank	157,229	160,045
Non-bank subsidiaries	3,876	7,517

Net income	$149,143	$153,274

Other comprehensive income (loss) (1)	12,262	(9,138)

Comprehensive income	$161,405	$144,136

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Three Months Ended
Statements of Cash Flows	March 31,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$149,143	$153,274
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(165,501)	(167,048)
Depreciation and amortization	110	70
Other, net	1,464	19,363

Net cash provided by (used for) operating activities	(14,784)	5,659

Investing activities
Repayments from subsidiaries	2,685	112,469
Advances to subsidiaries	(350)	(1,250)
Cash paid for acquisition, net of cash received	(13,452)	—

Net cash provided by (used for) investing activities	(11,117)	111,219

Financing activities
Dividends paid on stock	(49,110)	(41,656)
Repurchases of common stock	(136,137)	(33,600)
Proceeds from issuance of common stock	2,597	—
Other, net	7,951	1,600

Net cash provided by (used for) financing activities	(174,699)	(73,656)

Change in cash and cash equivalents	(200,600)	43,222
Cash and cash equivalents at beginning of period	966,065	921,471

Cash and cash equivalents at end of period	$765,465	$964,693

Supplemental disclosure:
Interest paid	$4,252	$6,117

19. SEGMENT REPORTING

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes our insurance brokerage business, along with technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

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

Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into five business units: middle market, large corporate, specialty banking, capital markets and treasury management.

Middle Market Banking primarily focuses on providing banking solutions to companies with annual revenues of $25 million to $250 million. Through a relationship management approach, various products, capabilities and solutions are seamlessly orchestrated in a client centric way.

Large Corporate Banking works with larger, often more complex companies with revenues greater than $250 million. These entities, many of which are publically traded, require a different and customized approach to their banking needs.

Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each banking team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt and succeed.

Capital Markets has two distinct product capabilities: corporate risk management services and institutional sales, trading & underwriting. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange and interest rate hedging services. The Institutional Sales, Trading & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions.

The Treasury Management team helps businesses manage their working capital programs and reduce expenses. Our liquidity solutions help customers save and invest wisely, while our payables and receivables capabilities help them manage purchases and the receipt of payments for good and services. All of this is provided while helping customers take a sophisticated approach to managing their overhead, inventory, equipment and labor.

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

Regional Banking and The Huntington Private Client Group: RBHPCG business segment was created as the result of an organizational and management realignment that occurred in January 2014. Regional Banking and The Huntington Private Client Group is well positioned competitively as we have closely aligned with our eleven regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets - building connections with community and business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.

The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, The Huntington Investment Company, Huntington Community Development, Huntington Asset Advisors, and Huntington Asset Services. Our private banking, trust, investment and community development functions focus their efforts in our Midwest footprint and Florida; while our proprietary funds and ETFs, fund administration, custody and settlements functions target a national client base.

The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options) and banking services.

The Huntington Trust also serves high net-worth customers and delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, trust services and trust operations. This group also provides retirement plan services and corporate trust to businesses.

The Huntington Investment Company, a registered investment advisor, consists of registered representatives who work with our Retail and Private Bank to provide investment solutions for our customers. This team offers a wide range of products and services, including financial planning, brokerage, annuities, IRAs, 529 plans, market linked CDs and other investment products.

Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to moderate-income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.

Huntington Asset Advisors provides investment management services through a variety of internal and external channels, including advising the Huntington Funds, our proprietary family of mutual funds and Huntington Strategy Shares, our Exchange Trade Funds.

Huntington Asset Services has a national clientele and offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, custody and distribution services. This group also works with law firms and the court system to provide custody and settlement distribution services.

Home Lending: Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Retail and Business Banking segment, as well as through commissioned loan originators. Home lending earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans.

Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2014, December 31, 2013, and March 31, 2013, reported results by business segment:

	Three Months Ended March 31,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2014
Net interest income	$219,841	$68,436	$91,018	$25,438	$13,028	$19,745	$437,506
Provision for credit losses	7,460	10,960	(8,021)	2,319	11,912	—	24,630
Noninterest income	92,962	32,854	6,695	43,114	20,286	52,574	248,485
Noninterest expense	235,275	46,122	39,282	56,362	35,123	47,957	460,121
Income taxes	24,524	15,473	23,258	3,455	(4,802)	(9,811)	52,097

Net income	$45,544	$28,735	$43,194	$6,416	$(8,919)	$34,173	$149,143

2013
Net interest income	$226,538	$70,823	$90,648	$27,345	$12,405	$(3,589)	$424,170
Provision for credit losses	32,510	(7,102)	(7,757)	9,632	2,310	(1)	29,592
Noninterest income	87,240	30,189	10,839	54,096	39,150	35,104	256,618
Noninterest expense	240,336	48,349	38,400	58,122	36,433	21,153	442,793
Income taxes	14,326	20,918	24,795	4,790	4,484	(14,184)	55,129

Net income	$26,606	$38,847	$46,049	$8,897	$8,328	$24,547	$153,274

	Assets at		Deposits at
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Retail & Business Banking	$14,842,218	$14,440,869	$29,370,470	$28,293,993
Commercial Banking	12,724,945	12,410,339	10,216,877	6,920,713
AFCRE	14,437,308	14,081,112	1,202,833	1,170,518
RBHPCG	3,792,666	3,736,790	6,266,556	9,361,313
Home Lending	3,747,013	3,742,527	281,383	329,511
Treasury / Other	11,601,603	11,055,538	2,010,634	1,430,670

Total	$61,145,753	$59,467,175	$49,348,753	$47,506,718

20. BUSINESS COMBINATIONS

On March 1, 2014, Huntington completed its acquisition of Camco Financial in a stock and cash transaction valued at $109.5 million. Camco Financial operated 22 banking offices and served communities in Southeast Ohio. The acquisition provides Huntington the opportunity to enhance our presence in several areas within our existing footprint and to expand into several new attractive geographies.

Under the terms of the merger agreement, Camco Financial shareholders received 0.7264 shares of Huntington common stock, on a tax-free basis, or a taxable cash payment of $6.00 for each share of Camco Financial common stock. The aggregate purchase price was $109.5 million, including $17.8 million of cash and $91.7 million of common stock and options to purchase common stock. The value of the 8.7 million shares issued in connection with the merger was determined based on the closing price of Huntington’s common stock on February 28, 2014.

Under the agreement, Huntington acquired approximately $559.4 million of loans and $557.4 million of deposits. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). As part of the acquisition, Huntington recorded $64.2 million of goodwill, all of which is nondeductible for tax purposes.

Pro forma results have not been disclosed, as those amounts are not significant to the unaudited condensed consolidated financial statements.

21. SUBSEQUENT EVENTS

On April 9, 2014, Huntington announced the signing of a definitive agreement under which Huntington National Bank will purchase 11 branches in Central and East Michigan from Bank of America Corporation. Huntington will purchase approximately $450 million in deposits, for a deposit premium of 3.5 percent based on deposit balances near the time the transaction closes. The transaction to acquire branches and deposits excludes loans and is expected to be completed in the second half of 2014, subject to the satisfaction of customary closing conditions, including regulatory approvals.

In April 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior note issuances mature on April 24, 2017 and have a fixed coupon rate of 1.375%. In April 2014, the Bank also issued $250.0 million of senior notes at 100.0% of face value. The senior bank note issuances mature on April 24, 2017 and have a variable coupon rate equal to the three month LIBOR plus 0.425%. Both senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2013 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 to January 31, 2014	—	$—	11,969,724	$135,845,179
February 1, 2014 to February 28, 2014	11,046,840	9.23	23,016,564	33,882,846
March 1, 2014 to March 31, 2014	3,523,791	9.61	26,540,355	19,214

Total	14,570,631	$9.32	26,540,355	$19,214

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 26, 2014, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included the potential repurchase of up to $250 million shares of common stock, through the first quarter of 2015. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2014 first quarter, Huntington repurchased a total of 14.6 million shares at a weighted average share price of $9.32.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 18, 2012.	Current Report on Form 8-K dated July 24, 2012	001-34073	3.1

10.1	* Form of Executive Agreement for certain executive officers.

10.2	* Form of Restricted Stock Unit Grant Agreement for certain executive officers.

4.1	Instruments defining the Rights of Security Holders - reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101 **	The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: April 28, 2014	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: April 28, 2014	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer