Form 10-Q
period 2014-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2014-07-30
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2014

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

There were 817,002,296 shares of Registrant’s common stock ($0.01 par value) outstanding on June 30, 2014.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC	Bank Holding Companies

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRC	Internal Revenue Code of 1986, as amended

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NAV	Net Asset Value

NCO	Net Charge-off

NIM	Net Interest Margin

NCUA	National Credit Union Administration

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

NSF / OD	Nonsufficient Funds and Overdraft

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 15), troubled debt restructured loans (Table 16), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

REIT	Real Estate Investment Trust

Reg E	Regulation E, of the Electronic Fund Transfer Act

RBHPCG	Regional Banking and The Huntington Private Client Group

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sky Financial	Sky Financial Group, Inc.

SRIP	Supplemental Retirement Income Plan

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured Loan

TLGP	Temporary Liquidity Guarantee Program

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

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

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 148 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 730 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our Form 8-K filed on May 28, 2014 should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 8-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.

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

EXECUTIVE OVERVIEW

Summary of 2014 Second Quarter Results

For the quarter, we reported net income of $164.6 million, or $0.19 per common share, compared with $151.0 million, or $0.17 per common share, in the year-ago quarter (see Table 1).

Fully-taxable equivalent net interest income was $466.7 million for the quarter, up $35.2 million, or 8%, from the year-ago quarter. The results reflected a $5.9 billion, or 12%, increase in average earning assets, including a $3.7 billion, or 9%, increase in average loans and leases, as well as a $2.6 billion, or 28%, increase in average securities. These balance increases were partially offset by a 10 basis point decrease in the net interest margin. The primary items affecting the net interest margin were a 15 basis point negative impact from the mix and yield of earning assets, partially offset by a 5 basis point reduction in funding costs. During the 2014 second quarter, the unexpected pay-off of an acquired commercial real estate loan improved net interest income and the net interest margin by $5.1 million and 4 basis points, respectively.

The provision for credit losses increased $4.7 million, or 19%, from the year-ago quarter. This reflected substantial loan growth during the current quarter combined with a slight improvement in asset quality. NCOs decreased $6.1 million, or 18%, to $28.6 million. The consumer loan portfolios drove the majority of the decline, continuing the positive trend exhibited over the past four quarters. NCOs were an annualized 0.25% of average loans and leases in the current quarter, compared to 0.34% in the year-ago quarter.

Noninterest income decreased $1.9 million, or less than 1%, from the year-ago quarter. The results included a $10.9 million, or 33%, decrease in mortgage banking income, reflecting a 49% reduction in origination and secondary marketing revenue, as originations decreased 23%, and gain-on-sale margins compressed. The decline was partially offset by a $7.1 million, or 25%, increase in other income primarily related to commercial loan fees and credit card revenue, as our new credit card products were launched last year. In addition, service charges on deposit accounts increased $4.6 million, or 7%, reflecting an 8% consumer household and 1% commercial relationship growth and changing customer usage patterns.

Noninterest expense increased $12.8 million, or 3%, from the year-ago quarter. The results included an $8.6 million, or 92%, increase in professional services, $4.8 million of which is one-time consulting expense related to strategic planning. Outside data processing and other services increased $4.4 million, or 9%, reflecting higher debit and credit card processing costs and other technology expense. Equipment expense increased $3.8 million, or 15%, reflecting technology investments and the near-complete rollout of enhanced ATMs. The increases were partially offset by a $3.3 million, or 1%, decrease in personnel costs, reflecting the curtailment of the pension plan at the end of 2013, partially offset by annual compensation increases.

The tangible common equity to tangible assets ratio was 8.38%, down 38 basis points from a year ago. Our Tier 1 common risk-based capital ratio was 10.26%, down 45 basis points from a year ago. The regulatory Tier 1 risk-based capital ratio was 11.56%, down 68 basis points from a year ago. All capital ratios were impacted by the repurchase of 28.7 million common shares over the last four quarters, 12.1 million of which were repurchased during the 2014 second quarter, as well as the issuance of 8.7 million common shares as part of the Camco acquisition. The decrease in the regulatory Tier 1 risk-based capital ratio reflected the redemption of $50 million of qualifying preferred securities on December 31, 2013 and an increase in risk-weighted assets caused by organic balance sheet growth, as well as assets acquired from Camco. These declines were partially offset by the increase in retained earnings.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

We are very pleased with our second quarter performance. We have been able to grow both total revenue and net interest income year over year. Net interest income was particularly noteworthy, as average loan growth of 9% allowed us to overcome continued pressure on the net interest margin from the short-term, low, flat yield curve. We also completed $111 million of stock buybacks during the quarter, which demonstrates our belief in the future prospects of the company and our commitment to return capital to our shareholders.

Average loans and leases increased $3.7 billion from the 2013 second quarter, driven by growth in commercial and auto lending, reflecting heightened consumer and business confidence in the economy. During the quarter, we announced and received approval from the OCC for the deposit purchase included with 24 branches in Michigan, which is targeted to close in September. Also during the second quarter, we were the number one SBA lender, by number of loans, in the country for the first nine months of the program’s fiscal year, even though we only lend in our six-state footprint. We also gave customers more convenience during the quarter with the rollout of the Quick Balance feature to our mobile banking—one of the first of its kind in the country.

Economy

We are optimistic about the continued growth in our local economies and the growing benefit from previous investments, which are driving our robust pipelines. In addition, our footprint state unemployment rates have dropped sharply during the recovery and job growth should benefit from rising aggregate demand in the manufacturing sector in the next year. Also, housing activity and prices will likely continue on a moderate upward trend in line with long-term historical growth. Nevertheless, we continue to face a challenging regulatory and competitive environment.

2014 Expectations

Net interest income is expected to increase modestly. We anticipate an increase in earning assets as total loans moderately grow and investment securities increase modestly. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on NIM. We continue to maintain a disciplined approach to loan and deposit pricing; however, asset yields remain under pressure, and the opportunity to reduce funding costs further is diminishing.

Noninterest income, excluding the impact of any net MSR activity, is expected to remain near the current quarter’s level. In July, we will implement the previously announced change in our consumer service charges on deposits that is expected to have an approximate quarterly negative impact of $6 million. We expect that continued organic consumer household and business relationship growth coupled with the completion of the Michigan branch acquisitions will help offset this reduction.

Noninterest expense, excluding one-time items, is expected to remain near the current quarter’s reported level. We will continue to look for ways to reduce expenses, while not impacting our previously announced growth strategies and our high level of customer service.

Asset quality metrics are expected to trend favorably, although moderate quarterly volatility also is expected given the low level of problem assets and credit costs. NPAs are expected to show continued improvement. We anticipate NCOs will remain within or below our long-term normalized range of 35 to 55 basis points.

The effective tax rate for the remainder of 2014 is expected to be in the range of 25% to 28%, primarily reflecting the impacts of tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2014		2013
(dollar amounts in thousands, except per share amounts)	Second	First	Fourth	Third	Second
Interest income	$495,322	$472,455	$469,824	$462,912	$462,582
Interest expense	35,274	34,949	39,175	38,060	37,645

Net interest income	460,048	437,506	430,649	424,852	424,937
Provision for credit losses	29,385	24,630	24,331	11,400	24,722

Net interest income after provision for credit losses	430,663	412,876	406,318	413,452	400,215

Service charges on deposit accounts	72,633	64,582	69,992	72,918	68,009
Mortgage banking income	22,717	23,089	24,327	23,621	33,659
Trust services	29,581	29,565	30,711	30,470	30,666
Electronic banking	26,491	23,642	24,251	24,282	23,345
Insurance income	15,996	16,496	15,556	17,269	17,187
Brokerage income	17,831	17,071	15,116	16,532	19,546
Bank owned life insurance income	13,865	13,307	13,816	13,740	15,421
Capital markets fees	10,500	9,194	12,332	12,825	12,229
Gain on sale of loans	3,914	3,570	7,144	5,063	3,348
Securities gains (losses)	490	16,970	1,239	98	(410)
Other income	36,049	30,999	35,407	36,950	28,919

Total noninterest income	250,067	248,485	249,891	253,768	251,919

Personnel costs	260,600	249,477	249,554	229,326	263,862
Outside data processing and other services	54,338	51,490	51,071	49,313	49,898
Net occupancy	28,673	33,433	31,983	35,591	27,656
Equipment	28,749	28,750	28,775	28,191	24,947
Marketing	14,832	10,686	13,704	12,271	14,239
Deposit and other insurance expense	10,599	13,718	10,056	11,155	13,460
Amortization of intangibles	9,520	9,291	10,320	10,362	10,362
Professional services	17,896	12,231	11,567	12,487	9,341
Other expense	33,429	51,045	38,979	34,640	32,100

Total noninterest expense	458,636	460,121	446,009	423,336	445,865

Income before income taxes	222,094	201,240	210,200	243,884	206,269
Provision for income taxes	57,475	52,097	52,029	65,047	55,269

Net income	$164,619	$149,143	$158,171	$178,837	$151,000

Dividends on preferred shares	7,963	7,964	7,965	7,967	7,967

Net income applicable to common shares	$156,656	$141,179	$150,206	$170,870	$143,033

Average common shares—basic	821,546	829,659	830,590	830,398	834,730
Average common shares—diluted	834,687	842,677	842,324	841,025	843,840
Net income per common share—basic	$0.19	$0.17	$0.18	$0.21	$0.17
Net income per common share—diluted	0.19	0.17	0.18	0.20	0.17
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Return on average total assets	1.07%	1.01%	1.09%	1.27%	1.08%
Return on average common shareholders’ equity	10.8	9.9	10.5	12.3	10.4
Return on average tangible common shareholders’ equity (2)	12.4	11.3	12.1	14.2	12.1
Net interest margin (3)	3.28	3.27	3.28	3.34	3.38
Efficiency ratio (4)	62.7	66.4	63.4	60.3	63.7
Effective tax rate	25.9	25.9	24.8	26.7	26.8

Revenue—FTE
Net interest income	$460,048	$437,506	$430,649	$424,852	$424,937
FTE adjustment	6,637	5,885	8,196	6,634	6,587

Net interest income (3)	466,685	443,391	438,845	431,486	431,524
Noninterest income	250,067	248,485	249,891	253,768	251,919

Total revenue (3)	$716,752	$691,876	$688,736	$685,254	$683,443

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2—Selected Year to Date Income Statement Data (1)

	Six Months Ended June 30,		Change
(dollar amounts in thousands, except per share amounts)	2014	2013	Amount	Percent
Interest income	$967,777	$927,901	$39,876	4%
Interest expense	70,223	78,794	(8,571)	(11)

Net interest income	897,554	849,107	48,447	6
Provision for credit losses	54,015	54,314	(299)	(1)

Net interest income after provision for credit losses	843,539	794,793	48,746	6

Service charges on deposit accounts	137,215	128,892	8,323	6
Mortgage banking income	45,807	78,907	(33,100)	(42)
Trust services	59,146	61,826	(2,680)	(4)
Electronic banking	50,133	44,058	6,075	14
Insurance income	32,492	36,439	(3,947)	(11)
Brokerage income	34,903	37,541	(2,638)	(7)
Bank owned life insurance income	27,172	28,863	(1,691)	(6)
Capital markets fees	19,694	20,063	(369)	(2)
Gain on sale of loans	7,484	5,964	1,520	25
Securities gains (losses)	17,460	(919)	18,379	N.R.
Other income	67,046	66,903	143	—

Total noninterest income	498,552	508,537	(9,985)	(2)

Personnel costs	510,077	522,757	(12,680)	(2)
Outside data processing and other services	105,828	99,163	6,665	7
Net occupancy	62,106	57,770	4,336	8
Equipment	57,499	49,827	7,672	15
Marketing	25,518	25,210	308	1
Deposit and other insurance expense	24,317	28,950	(4,633)	(16)
Amortization of intangibles	18,811	20,682	(1,871)	(9)
Professional services	30,127	16,533	13,594	82
Other expense	84,474	67,766	16,708	25

Total noninterest expense	918,757	888,658	30,099	3

Income before income taxes	423,334	414,672	8,662	2
Provision for income taxes	109,572	110,398	(826)	(1)

Net income	$313,762	$304,274	$9,488	3%

Dividends declared on preferred shares	15,927	15,937	(10)	—

Net income applicable to common shares	$297,835	$288,337	$9,498	3%

Average common shares—basic	825,603	837,917	(12,314)	(1)%
Average common shares—diluted	838,546	846,274	(7,728)	(1)
Per common share
Net income per common share—basic	$0.36	$0.34	$0.02	6%
Net income per common share—diluted	0.36	0.34	0.02	6
Cash dividends declared	0.10	0.09	0.01	11
Revenue—FTE				—
Net interest income	$897,554	$849,107	$48,447	6%
FTE adjustment	12,522	12,510	12	—

Net interest income (2)	910,076	861,617	48,459	6
Noninterest income	498,552	508,537	(9,985)	(2)

Total revenue (2)	$1,408,628	$1,370,154	$38,474	3%

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	June 30, 2014		March 31, 2014		June 30, 2013
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$164,619		$149,143		$151,000
Earnings per share, after-tax		$0.19		$0.17		$0.17

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Camco Financial Acquisition	—	—	(11,823)	(0.01)	—	—
Additions to Litigation Reserve	—	—	(9,000)	(0.01)	—	—

(1)	Pretax.
(2)	Based on average outstanding diluted common shares
(3)	After-tax

	Six Months Ended
	June 30, 2014		June 30, 2013
(dollar amounts in thousands)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$313,762		$304,274
Earnings per share, after-tax		$0.36		$0.34

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Camco Financial Acquisition	$(11,823)	$(0.01)	$—	$—
Additions to Litigation Reserve	(9,000)	(0.01)	—	—

(1)	Pretax unless otherwise noted.
(2)	Based on average outstanding diluted common shares
(3)	After-tax

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2014		2013			2Q14 vs. 2Q13
(dollar amounts in millions)	Second	First	Fourth	Third	Second	Amount	Percent
Assets:
Interest-bearing deposits in banks	$91	$83	$71	$54	$84	$7	8%
Loans held for sale	288	279	322	379	678	(390)	(58)
Securities:
Available-for-sale and other securities:
Taxable	6,662	6,240	5,818	6,040	6,728	(66)	(1)
Tax-exempt	1,290	1,115	548	565	591	699	118

Total available-for-sale and other securities	7,952	7,355	6,366	6,605	7,319	633	9
Trading account securities	45	38	76	76	84	(39)	(46)
Held-to-maturity securities—taxable	3,677	3,783	3,038	2,139	1,711	1,966	115

Total securities	11,674	11,176	9,480	8,820	9,114	2,560	28

Loans and leases: (1)
Commercial:
Commercial and industrial	18,262	17,631	17,671	17,032	17,033	1,229	7
Commercial real estate:
Construction	702	612	573	565	586	116	20
Commercial	4,345	4,289	4,331	4,345	4,429	(84)	(2)

Commercial real estate	5,047	4,901	4,904	4,910	5,015	32	1

Total commercial	23,309	22,532	22,575	21,942	22,048	1,261	6

Consumer:
Automobile	7,349	6,786	6,502	6,075	5,283	2,066	39
Home equity	8,376	8,340	8,346	8,341	8,263	113	1
Residential mortgage	5,608	5,379	5,331	5,256	5,225	383	7
Other consumer	382	386	385	380	461	(79)	(17)

Total consumer	21,715	20,891	20,564	20,052	19,232	2,483	13

Total loans and leases	45,024	43,423	43,139	41,994	41,280	3,744	9
Allowance for loan and lease losses	(642)	(649)	(668)	(717)	(746)	104	(14)

Net loans and leases	44,382	42,774	42,471	41,277	40,534	3,848	9

Total earning assets	57,077	54,961	53,012	51,247	51,156	5,921	12

Cash and due from banks	872	904	846	944	940	(68)	(7)
Intangible assets	591	535	542	552	563	28	5
All other assets	3,932	3,941	3,917	3,889	3,976	(44)	(1)

Total assets	$61,830	$59,692	$57,649	$55,915	$55,889	$5,941	11%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$13,466	$13,192	$13,337	$13,088	$12,879	$587	5%
Demand deposits—interest-bearing	5,945	5,775	5,755	$5,763	$5,927	18	—

Total demand deposits	19,411	18,967	19,092	18,851	18,806	605	3
Money market deposits	17,680	17,648	16,827	15,739	15,069	2,611	17
Savings and other domestic deposits	5,086	4,967	4,912	5,007	5,115	(29)	(1)
Core certificates of deposit	3,434	3,613	3,916	4,176	4,778	(1,344)	(28)

Total core deposits	45,611	45,195	44,747	43,773	43,768	1,843	4
Other domestic time deposits of $250,000 or more	262	284	275	268	324	(62)	(19)
Brokered deposits and negotiable CDs	2,070	1,782	1,398	1,553	1,779	291	16
Deposits in foreign offices	315	328	354	376	316	(1)	—

Total deposits	48,258	47,589	46,774	45,970	46,187	2,071	4
Short-term borrowings	939	883	629	710	701	238	34
Federal Home Loan Bank advances	1,977	1,499	851	549	757	1,220	161
Subordinated notes and other long-term debt	3,395	2,503	2,244	1,753	1,292	2,103	163

Total interest-bearing liabilities	41,103	39,282	37,161	35,894	36,058	5,045	14

All other liabilities	1,033	1,035	1,095	1,054	1,064	(31)	(3)
Shareholders’ equity	6,228	6,183	6,056	5,879	5,888	340	6

Total liabilities and shareholders’ equity	$61,830	$59,692	$57,649	$55,915	$55,889	$5,941	11%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2014		2013
Fully-taxable equivalent basis (1)	Second	First	Fourth	Third	Second
Assets
Interest-bearing deposits in banks	0.04%	0.03%	0.04%	0.07%	0.27%
Loans held for sale	4.27	3.74	4.46	3.89	3.39
Securities:
Available-for-sale and other securities:
Taxable	2.52	2.47	2.38	2.34	2.29
Tax-exempt	3.15	3.03	6.34	4.04	3.94

Total available-for-sale and other securities	2.63	2.55	2.72	2.48	2.42
Trading account securities	0.70	1.12	0.42	0.23	0.60
Held-to-maturity securities—taxable	2.46	2.47	2.42	2.29	2.29

Total securities	2.57	2.52	2.60	2.41	2.38

Loans and leases: (3)
Commercial:
Commercial and industrial	3.49	3.56	3.54	3.68	3.75
Commercial real estate:
Construction	4.29	3.99	4.04	3.91	3.93
Commercial	4.16	3.84	3.97	4.10	4.13

Commercial real estate	4.17	3.86	3.98	4.08	4.09

Total commercial	3.64	3.63	3.63	3.77	3.83

Consumer:
Automobile	3.47	3.54	3.67	3.80	3.96
Home equity	4.12	4.12	4.11	4.10	4.16
Residential mortgage	3.77	3.78	3.77	3.81	3.82
Other consumer	7.34	6.84	6.64	6.98	6.66

Total consumer	3.87	3.89	3.93	3.99	4.07

Total loans and leases	3.75	3.75	3.77	3.87	3.95

Total earning assets	3.53%	3.53%	3.58%	3.64%	3.68%

Liabilities
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.04	0.04	0.04	0.04

Total demand deposits	0.01	0.01	0.01	0.01	0.01
Money market deposits	0.24	0.25	0.27	0.26	0.24
Savings and other domestic deposits	0.17	0.20	0.24	0.25	0.27
Core certificates of deposit	0.81	0.94	1.05	1.05	1.13

Total core deposits	0.25	0.28	0.32	0.32	0.34
Other domestic time deposits of $250,000 or more	0.43	0.41	0.39	0.44	0.50
Brokered deposits and negotiable CDs	0.24	0.28	0.39	0.55	0.62
Deposits in foreign offices	0.13	0.13	0.14	0.14	0.14

Total deposits	0.25	0.28	0.32	0.33	0.36
Short-term borrowings	0.12	0.07	0.08	0.09	0.10
Federal Home Loan Bank advances	0.12	0.12	0.14	0.14	0.14
Subordinated notes and other long-term debt	1.48	1.66	2.10	2.29	2.35

Total interest-bearing liabilities	0.34%	0.36%	0.42%	0.42%	0.42%

Net interest rate spread	3.19%	3.17%	3.15%	3.20%	3.26%
Impact of noninterest-bearing funds on margin	0.09	0.10	0.13	0.14	0.12

Net interest margin	3.28%	3.27%	3.28%	3.34%	3.38%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2014 Second Quarter versus 2013 Second Quarter

Fully-taxable equivalent net interest income increased $35.2 million, or 8%, from the 2013 second quarter. This reflected the benefit from the $3.7 billion, or 9%, of average loan growth and a $2.6 billion, or 28%, increase in securities. This was partially offset by the 10 basis point decrease in the FTE net interest margin to 3.28%. The 15 basis point negative impact on NIM from the mix and yield of earning assets was partially offset by the 5 basis point reduction in funding costs. During the 2014 second quarter, net interest income and the NIM benefitted by $5.1 million and 4 basis points, respectively, from the unexpected pay-off of an acquired commercial real estate loan.

Average loans and leases increased $3.7 billion, or 9%, from the prior year, driven by:

•	$2.1 billion, or 39%, increase in average automobile loans, as originations remained strong and we continued to portfolio all of the production.

•

$1.2 billion, or 7%, increase in average C&I loans and leases. This reflected growth in the international and other specialty lending verticals, automobile dealer floorplan lending, and business banking.

•	$0.4 billion, or 7%, increase in average residential mortgage loans as a result of increased customer demand for adjustable rate mortgages.

Average total core deposits increased $1.9 billion, or 4%, from the year-ago quarter. Average interest-bearing liabilities increased $5.0 billion, or 14%, from the 2013 second quarter, reflecting:

•

$3.6 billion, or 130%, increase in short- and long-term borrowings, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds. Included in the increase are $2.1 billion of bank-level debt and $0.4 billion of parent-level debt issued over the past year.

•	$2.6 billion, or 17%, increase in money market deposits, primarily reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.6 billion, or 5%, increase in noninterest bearing deposits.

Partially offset by:

•	$1.3 billion, or 28%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower cost money market deposits.

2014 Second Quarter versus 2014 First Quarter

Compared to the 2014 first quarter, fully-taxable equivalent net interest income increased $23.3 million, or 5%, reflecting a $2.1 billion, or 4% increase in average earnings assets, and a 1 basis point increase in NIM.

Table 6—Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Six Months Ended June 30,		Change		Six Months Ended June 30,
(dollar amounts in millions)	2014	2013	Amount	Percent	2014	2013
Assets:
Interest-bearing deposits in banks	$87	$78	$9	12%	0.03%	0.22%
Loans held for sale	283	694	(411)	(59)	4.01	3.35
Securities:
Available-for-sale and other securities:
Taxable	6,452	6,845	(393)	(6)	2.49	2.30
Tax-exempt	1,203	570	633	111	3.09	3.95

Total available-for-sale and other securities	7,655	7,415	240	3	2.59	2.43
Trading account securities	42	85	(43)	(51)	0.89	0.55
Held-to-maturity securities—taxable	3,730	1,714	2,016	118	2.46	2.29

Total securities	11,427	9,214	2,213	24	2.54	2.38

Loans and leases: (3)
Commercial:
Commercial and industrial	17,948	16,994	954	6	3.53	3.79
Commercial real estate:
Construction	657	592	65	11	4.15	3.99
Commercial	4,317	4,561	(244)	(5)	4.00	4.06

Commercial real estate	4,974	5,153	(179)	(3)	4.02	4.06

Total commercial	22,922	22,147	775	3	3.63	3.85

Consumer:
Automobile	7,069	5,058	2,011	40	3.50	4.11
Home equity	8,358	8,277	81	1	4.12	4.17
Residential mortgage	5,494	5,102	392	8	3.78	3.89
Other consumer	384	488	(104)	(21)	7.09	6.76

Total consumer	21,305	18,925	2,380	13	3.88	4.15

Total loans and leases	44,227	41,072	3,155	8	3.75	3.99

Allowance for loan and lease losses	(645)	(758)	113	(15)

Net loans and leases	43,582	40,314	3,268	8

Total earning assets	56,024	51,058	4,966	10	3.53%	3.71%

Cash and due from banks	888	922	(34)	(4)
Intangible assets	563	567	(4)	(1)
All other assets	3,937	4,020	(83)	(2)

Total assets	$60,767	$55,809	$4,958	9%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$13,330	$12,524	$806	6%	—%	—%
Demand deposits—interest-bearing	5,860	5,952	(92)	(2)	0.04	0.04

Total demand deposits	19,190	18,476	714	4	0.01	0.01
Money market deposits	17,664	15,057	2,607	17	0.25	0.23
Savings and other domestic deposits	5,027	5,099	(72)	(1)	0.19	0.29
Core certificates of deposit	3,523	5,060	(1,537)	(30)	0.88	1.16

Total core deposits	45,404	43,692	1,712	4	0.27	0.36
Other domestic time deposits of $250,000 or more	273	342	(69)	(20)	0.42	0.51
Brokered deposits and negotiable CDs	1,927	1,738	189	11	0.26	0.65
Deposits in foreign offices	322	328	(6)	(2)	0.13	0.15

Total deposits	47,926	46,100	1,826	4	0.27	0.37
Short-term borrowings	911	732	179	24	0.09	0.11
Federal Home Loan Bank advances	1,740	722	1,018	141	0.12	0.16
Subordinated notes and other long-term debt	2,951	1,320	1,631	124	1.55	2.45

Total interest-bearing liabilities	40,198	36,350	3,848	11	0.35	0.44

All other liabilities	1,034	1,074	(40)	(4)
Shareholders’ equity	6,205	5,861	344	6

Total liabilities and shareholders’ equity	$60,767	$55,809	$4,958	9%

Net interest rate spread					3.18	3.28
Impact of noninterest-bearing funds on margin					0.10	0.12

Net interest margin					3.28%	3.40%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2014 First Six Months versus 2013 First Six Months

Fully-taxable equivalent net interest income for the first six-month period of 2014 increased $48.5 million, or 6% reflecting the benefit of a $5.0 billion, or 10%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.28% from 3.40%. The increase in average earning assets reflected:

•	$3.2 billion, or 8%, increase in average total loans and leases.

•	$2.2 billion, or 24%, increase in securities that meet the requirement for HQLA as proposed in the LCR rules issued by the regulators in October 2013.

Partially offset by:

•	$0.4 billion, or 59%, decrease in loans held for sale.

The $3.2 billion, or 8%, increase in average total loans and leases primarily reflected:

•

$2.0 billion, or 40%, increase in the average automobile portfolio as originations remained strong and we continued to portfolio all of the production. Investments in our automobile lending business throughout the Northeast and upper Midwest continue to grow as planned.

•

$1.0 billion, or 6%, increase in the average C&I portfolio, primarily reflecting growth in the international and other specialty lending verticals, automobile dealer floorplan lending, and business banking.

The $1.8 billion, or 4%, increase in average total deposits reflected:

•	$2.6 billion, or 17%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.7 billion, or 4%, increase in total demand deposits, reflecting our focus on changing our product mix to reduce the overall cost of deposits.

Partially offset by:

•	$1.5 billion, or 30%, decline in core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower cost money market deposits.

In addition, short- and long-term borrowings increased $2.8 billion, or 102%, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds. Included in the increase are $2.1 billion of bank-level debt and $0.4 billion of parent-level debt.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision expense for the quarter was significantly impacted by the substantial loan growth in the quarter, combined with the slight improvement in overall asset quality metrics. The provision for credit losses for the 2014 second quarter was $29.4 million and increased $4.8 million, or 19%, from the prior quarter and increased $4.7 million, or 19%, from the year-ago quarter. The current quarter’s provision for credit losses was $0.7 million more than total NCOs for the same period. On a year-to-date basis, provision for credit losses for the first six-month period of 2014 declined $0.3 million, or 1%, compared to year-ago period. The provision for credit losses for the first six-month period of 2014 was $17.6 million less than total NCOs. (See Credit Quality discussion). Given the low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

The following table reflects noninterest income for each of the past five quarters:

Table 7—Noninterest Income

	2014		2013			2Q14 vs 2Q13		2Q14 vs 1Q14
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$72,633	$64,582	$69,992	$72,918	$68,009	$4,624	7%	$8,051	12%
Mortgage banking income	22,717	23,089	24,327	23,621	33,659	(10,942)	(33)	(372)	(2)
Trust services	29,581	29,565	30,711	30,470	30,666	(1,085)	(4)	16	0
Electronic banking	26,491	23,642	24,251	24,282	23,345	3,146	13	2,849	12
Insurance income	15,996	16,496	15,556	17,269	17,187	(1,191)	(7)	(500)	(3)
Brokerage income	17,831	17,071	15,116	16,532	19,546	(1,715)	(9)	760	4
Bank owned life insurance income	13,865	13,307	13,816	13,740	15,421	(1,556)	(10)	558	4
Capital markets fees	10,500	9,194	12,332	12,825	12,229	(1,729)	(14)	1,306	14
Gain on sale of loans	3,914	3,570	7,144	5,063	3,348	566	17	344	10
Securities gains (losses)	490	16,970	1,239	98	(410)	900	N.R.	(16,480)	(97)
Other income	36,049	30,999	35,407	36,950	28,919	7,130	25	5,050	16

Total noninterest income	$250,067	$248,485	$249,891	$253,768	$251,919	$(1,852)	(1)%	$1,582	1%

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

2014 Second Quarter versus 2013 Second Quarter

In the 2014 second quarter, noninterest income decreased $1.9 million, or 1%, from the year-ago quarter, primarily reflecting:

•	$10.9 million, or 33%, decrease in mortgage banking income, reflecting a 49% reduction in origination and secondary marketing revenue as originations decreased 23% and gain-on-sale margins compressed.

Partially offset by:

•	$7.1 million, or 25%, increase in other income primarily related to commercial loan fees and credit card revenue, as our new credit card products were launched last year.

•	$4.6 million, or 7%, increase in service charges on deposit accounts reflecting 8% consumer household and 1% commercial relationship growth and changing customer usage patterns.

2014 Second Quarter versus 2014 First Quarter

Compared to the 2014 first quarter, noninterest income increased $1.6 million, or 1%. This increase reflected typical seasonality within service charges on deposit accounts, which increased $8.1 million, or 12%, and a $2.8 million, or 12%, increase in electronic banking. These were mostly offset by a $16.5 million, or 97%, decrease in securities gains.

2014 First Six Months versus 2013 First Six Months

Noninterest income for the first six-month period of 2014 decreased $10.0 million, or 2%, from the comparable year-ago period.

Table 8—Noninterest Income—2014 First Six Months vs. 2013 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges on deposit accounts	$137,215	$128,892	$8,323	6%
Mortgage banking income	45,807	78,907	(33,100)	(42)
Trust services	59,146	61,826	(2,680)	(4)
Electronic banking	50,133	44,058	6,075	14
Insurance income	32,492	36,439	(3,947)	(11)
Brokerage income	34,903	37,541	(2,638)	(7)
Bank owned life insurance income	27,172	28,863	(1,691)	(6)
Capital markets fees	19,694	20,063	(369)	(2)
Gain on sale of loans	7,484	5,964	1,520	25
Securities gains (losses)	17,460	(919)	18,379	N.M.
Other income	67,046	66,903	143	—

Total noninterest income	$498,552	$508,537	$(9,985)	(2)%

N.M. - Not relevant, as numerator of calculation is a loss in current period compared with gain in prior period.

The $10.0 million, or 2%, decrease in total noninterest income reflected:

•

$33.1 million, or 42%, decrease in mortgage banking income. This primarily reflected a $26.4 million, or 48%, decrease in origination and secondary marketing income as originations decreased 32%, gain-on-sale margin compression, and a higher percentage of originations were held on the balance sheet.

Partially offset by:

•	$18.4 million increase in securities gains, as we adjusted the mix of our securities portfolio to prepare for the LCR.

•	$8.3 million, or 6%, increase in service charges on deposit accounts, reflecting consumer household and commercial relationship growth and changing customer usage patterns.

•	$6.1 million, or 14%, increase in electronic banking income, primarily due to continued consumer household growth.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1 and 2.)

The following table reflects noninterest expense for each of the past five quarters:

Table 9—Noninterest Expense

	2014		2013			2Q14 vs 2Q13		2Q14 vs 1Q14
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	Amount	Percent	Amount	Percent
Personnel costs	$260,600	$249,477	$249,554	$229,326	$263,862	$(3,262)	(1)%	$11,123	4%
Outside data processing and other services	54,338	51,490	51,071	49,313	49,898	4,440	9	2,848	6
Net occupancy	28,673	33,433	31,983	35,591	27,656	1,017	4	(4,760)	(14)
Equipment	28,749	28,750	28,775	28,191	24,947	3,802	15	(1)	(0)
Marketing	14,832	10,686	13,704	12,271	14,239	593	4	4,146	39
Deposit and other insurance expense	10,599	13,718	10,056	11,155	13,460	(2,861)	(21)	(3,119)	(23)
Amortization of intangibles	9,520	9,291	10,320	10,362	10,362	(842)	(8)	229	2
Professional services	17,896	12,231	11,567	12,487	9,341	8,555	92	5,665	46
Other expense	33,429	51,045	38,979	34,640	32,100	1,329	4	(17,616)	(35)

Total noninterest expense	$458,636	$460,121	$446,009	$423,336	$445,865	$12,771	3%	$(1,485)	(0)%

Number of employees (average full-time equivalent)	12,000	11,848	11,765	12,080	12,063	(63)	(1)	152	1

2014 Second Quarter versus 2013 Second Quarter

In the 2014 first quarter, noninterest expense increased $12.8 million, or 3%, from the year-ago quarter, reflecting:

•	$8.6 million, or 92%, increase in professional services, $4.8 million of which is one-time consulting expense related to strategic planning.

•	$4.4 million, or 9%, increase in outside data processing and other services, reflecting higher debit and credit card processing costs and other technology expense.

•	$3.8 million, or 15%, increase in equipment expense, reflecting technology investments and the near-complete rollout of enhanced ATMs.

Partially offset by:

•	$3.3 million, or 1%, decrease in personnel costs, reflecting the curtailment of the pension plan at the end of 2013 partially offset by annual compensation increases.

2014 Second Quarter versus 2014 First Quarter

Noninterest expense decreased $1.5 million, or less than 1%, from the 2014 first quarter. When adjusting for the $21.6 million of Significant Items in the 2014 first quarter, noninterest expense increased $20.1 million. Personnel costs increased $11.1 million, or 4%, primarily reflecting compensation and benefits increases. Marketing increased $4.1 million, or 39%, due to the seasonal increase in campaigns and promotions. Net occupancy expense decreased $4.8 million, or 14%, primarily related to the prior quarter’s snow removal expenses as well as $1.7 million of one-time expenses related to the Camco acquisition and conversion. Other expense decreased $17.6 million, or 35%, as the 2014 first quarter included the $9.0 million addition to litigation reserves and a $3.0 million goodwill impairment.

2014 First Six Months versus 2013 First Six Months

Noninterest expense for the first six-month period of 2014 increased $30.1 million, or 3%, from the comparable year-ago period.

Table 10—Noninterest Expense—2014 First Six Months vs. 2013 First Six Months

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Personnel costs	$510,077	$522,757	$(12,680)	(2)%
Outside data processing and other services	105,828	99,163	6,665	7
Net occupancy	62,106	57,770	4,336	8
Equipment	57,499	49,827	7,672	15
Marketing	25,518	25,210	308	1
Deposit and other insurance expense	24,317	28,950	(4,633)	(16)
Amortization of intangibles	18,811	20,682	(1,871)	(9)
Professional services	30,127	16,533	13,594	82
Other expense	84,474	67,766	16,708	25

Total noninterest expense	$918,757	$888,658	$30,099	3%

The $30.1 million, or 3%, increase in total noninterest expense reflected:

•	$16.7 million, or 25%, increase in other expense, as the 2014 first quarter included the $9.0 million addition to litigation reserves and $3.0 million goodwill impairment.

•	$13.6 million, or 82%, increase in professional services, of which $6.2 million is one-time consulting expenses related to strategic planning, and $2.2 million of Camco acquisition related costs.

•	$7.7 million, or 15%, increase in equipment, primarily due to technology investments and the near-complete rollout of enhanced ATMs.

•

$6.7 million, or 7%, increase in outside data processing and other services, reflecting $4.3 million of one-time merger related expenses, higher debit and credit card processing costs, and other technology expenses.

•	$4.3 million, or 8%, increase in net occupancy, reflecting $1.7 million of one-time merger related expenses and abnormally high snow removal expenses in the 2014 first quarter.

Partially offset by:

•

$12.7 million, or 2%, decrease in personnel costs, primarily reflecting the curtailment of the pension plan at the end of 2013 that was partially offset by $2.3 million of one-time Camco merger related expenses and annual compensation increases.

•	$4.6 million, or 16%, decrease in deposit and other insurance.

Provision for Income Taxes

The provision for income taxes in the 2014 second quarter was $57.5 million and $55.3 million in the 2013 second quarter. The provision for income taxes for the six month periods ended June 30, 2014 and June 30, 2013 was $109.6 million and $110.4 million, respectively. Both quarters included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects. At June 30, 2014, we had a net federal deferred tax asset of $82.0 million and a net state deferred tax asset of $47.3 million. For regulatory capital purposes, there was no disallowed net deferred tax asset at June 30, 2014.

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

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the IRC and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and will affect all taxpayers that acquire, produce, or improve tangible property. Based upon preliminary analysis, we do not expect that the adoption of these regulations will have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

We identify primary risks, and the sources of those risks, within each business unit. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee, Risk Oversight Committee, and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are regularly reported to the audit committee and board of directors.

We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2013 Form 10-K and subsequent filings with the SEC. The MD&A included in our Form 8-K filed on May 28, 2014 should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 8-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in this report.

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

Loan and Lease Credit Exposure Mix

At June 30, 2014, loans and leases totaled $46.1 billion, representing a $3.0 billion, or 7%, increase compared to $43.1 billion at December 31, 2013, primarily reflecting growth in the C&I and automobile portfolio. The growth included $559 million in loans from our acquisition of Camco Financial during the 2014 first quarter. The Camco Financial portfolio composition was centered in CRE, home equity and residential mortgage.

At June 30, 2014, commercial loans and leases totaled $23.9 billion and represented 52% of our total loans and leases. The increase compared to December 31, 2013 primarily reflects growth in the international and other specialty lending verticals, automobile dealer floorplan lending, and business banking. Our commercial portfolio is diversified along product type, customer size, and geography across our footprint, and is comprised of the following loan types (see Commercial Credit discussion).

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

Total consumer loans and leases were $22.2 billion at June 30, 2014, and represented 48% of our total loan and leases. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2013 primarily relates to strong consumer demand for automobile originations and adjustable rate residential mortgages (ARMs).

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

Other consumer – Primarily consists of consumer loans not secured by real estate, including personal unsecured loans, overdraft balances, and credit cards. We introduced a consumer credit card product during 2013, utilizing a centralized underwriting system and focusing on existing Huntington customers.

The table below provides the composition of our total loan and lease portfolio:

Table 11—Loan and Lease Portfolio Composition

	2014				2013
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial:(1)
Commercial and industrial	$18,899	41%	$18,046	41%	$17,594	41%	$17,335	41%	$17,113	41%
Commercial real estate:
Construction	757	2	692	2	557	1	544	1	607	1
Commercial	4,233	9	4,339	10	4,293	10	4,328	10	4,286	10

Total commercial real estate	4,990	11	5,031	12	4,850	11	4,872	11	4,893	11

Total commercial	23,889	52	23,077	53	22,444	52	22,207	52	22,006	52

Consumer:
Automobile	7,686	17	6,999	16	6,639	15	6,317	15	5,810	14
Home equity	8,405	18	8,373	19	8,336	18	8,347	20	8,369	20
Residential mortgage	5,707	12	5,542	12	5,321	12	5,307	12	5,168	12
Other consumer	393	1	363	—	380	2	378	1	387	2

Total consumer	22,191	48	21,277	47	20,676	48	20,349	48	19,734	48

Total loans and leases	$46,080	100%	$44,354	100%	$43,120	100%	$42,556	100%	$41,740	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

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

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease: The changes in the collateral composition are consistent with the portfolio growth metrics, with increases noted in the residential and vehicle categories. The increase in the unsecured exposure is centered in high quality commercial credit customers.

Table 12—Loan and Lease Portfolio by Collateral Type

	2014				2013
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
Secured loans:
Real estate—commercial	$8,617	19%	$8,612	19%	$8,622	20%	$8,769	21%	$8,749	21%
Real estate—consumer	14,113	31	13,916	31	13,657	32	13,654	32	13,537	32
Vehicles	9,782	21	9,270	21	8,989	21	8,275	19	7,763	19
Receivables/Inventory	5,932	13	5,717	13	5,534	13	5,367	13	5,260	13
Machinery/Equipment	3,267	7	2,930	7	2,738	6	2,778	7	2,831	7
Securities/Deposits	1,349	3	1,064	2	786	2	905	2	924	2
Other	940	2	870	3	1,016	2	948	2	1,020	2

Total secured loans and leases	44,000	96	42,379	96	41,342	96	40,696	96	40,084	96
Unsecured loans and leases	2,080	4	1,975	4	1,778	4	1,860	4	1,656	4

Total loans and leases	$46,080	100%	$44,354	100%	$43,120	100%	$42,556	100%	$41,740	100%

Commercial Credit

Refer to the “Commercial Credit” section of our Form 8-K filed on May 28, 2014 for our commercial credit underwriting and on-going credit management processes.

C&I PORTFOLIO

The C&I portfolio continues to have strong origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio remains strong as we maintain a focus on high quality originations. Problem loans have trended downward, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions.

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

Consumer Credit

Refer to the “Consumer Credit” section of our Form 8-K filed on May 28, 2014 for our consumer credit underwriting and on-going credit management processes.

AUTOMOBILE PORTFOLIO

Our strategy in the automobile portfolio continues to focus on high quality borrowers as measured by both FICO and internal custom scores, combined with appropriate LTVs, terms, and profitability. Our strategy and operational capabilities allow us to appropriately manage the origination quality across the entire portfolio, including our newer markets. Although increased origination volume and entering new markets can be associated with increased risk levels, we believe our disciplined strategy and operational processes significantly mitigate these risks.

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

Table 13—Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	06/30/14	12/31/13	06/30/14	12/31/13	06/30/14	12/31/13
Ending balance	$4,953	$4,842	$3,452	$3,494	$5,707	$5,321
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	74%	74%
Portfolio weighted average FICO score(2)	758	758	750	741	749	743

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Originations	$726	$952	$396	$210	$585	$816
Origination weighted average LTV ratio(1)	73%	67%	82%	81%	84%	78%
Origination weighted average FICO score(2)	764	781	763	756	755	759

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

Home Equity Portfolio

Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment. In either case, after the 10-year draw period, the borrower must reapply to continue with the interest only revolving structure or begin repaying the debt in a term structure.

The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in maturity risk. Our maturity risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment. Our existing HELOC maturity strategy is consistent with the recent regulatory guidance.

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 14—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	June 30, 2014
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$52	$8	$2	$2	$2,602	$2,666
Secured by junior-lien	245	145	124	56	2,419	2,989

Total home equity line-of-credit	$297	$153	$126	$58	$5,021	$5,655

The amounts in the above table maturing in four years or less primarily consist of balloon payment structures and represent the most significant maturity risk. The amounts maturing in more than four years primarily consist of exposure with a 20-year amortization period after the 10-year draw period.

Historically, less than 30% of our home equity lines-of-credit that are one year or less from maturity actually reach the maturity date.

Residential Mortgages Portfolio

Huntington underwrites all applications centrally, with a focus on higher quality borrowers. We do not originate residential mortgages that allow negative amortization or allow the borrower multiple payment options and have incorporated regulatory requirements and guidance into our underwriting process. All residential mortgages are originated based on a completed full appraisal during the credit underwriting process. We update values in compliance with applicable regulations to facilitate our portfolio management, as well as our workout and loss mitigation functions.

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the six-month period ended June 30, 2014, we closed $158 million in HARP residential mortgages and $0.5 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in the 2014 second quarter reflected continued overall improvement. The level of NPA’s decreased 1% to $362.1 million compared to the prior quarter. The decrease this quarter reflects lower commercial OREO levels after the increase in the first quarter. NCOs decreased by $14.3 million or 33% from the prior quarter, primarily as a result of continued improvement in the consumer portfolios secured by residential real estate, and recovery levels in the C&I and CRE portfolios. Total criticized loans continued to decline, across both the commercial and consumer segments. The ACL to total loans ratio declined by 6 basis points to 1.50%, and our coverage ratios as demonstrated by the ACL to NAL ratio of 213% also remained strong.

NPAs, NALs, AND TDRs

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

NPAs and NALs

NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) impaired loans held for sale, (3) OREO properties, and (4) other NPAs. Any loan in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. Also, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan is determined to be collateral dependent, the loan is placed on nonaccrual status.

C&I and CRE loans are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt.

Of the $140.7 million of CRE and C&I-related NALs at June 30, 2014, $65.8 million, or 47%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off when the loan is 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 15—Nonaccrual Loans and Leases and Nonperforming Assets

	2014		2013
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Nonaccrual loans and leases:
Commercial and industrial	$75,274	$57,053	$56,615	$68,034	$80,037
Commercial real estate	65,398	71,344	73,417	80,295	93,643
Automobile	4,384	6,218	6,303	5,972	7,743
Residential mortgage	110,635	121,681	119,532	116,260	122,040
Home equity	69,266	70,862	66,189	62,545	60,083

Total nonaccrual loans and leases	324,957	327,158	322,056	333,106	363,546
Other real estate owned, net
Residential	31,761	30,581	23,447	16,610	17,353
Commercial	2,934	5,110	4,217	12,544	3,713

Total other real estate owned, net	34,695	35,691	27,664	29,154	21,066
Other nonperforming assets(1)	2,440	2,440	2,440	12,000	12,087

Total nonperforming assets	$362,092	$365,289	$352,160	$374,260	$396,699

Nonaccrual loans as a % of total loans and leases	0.71%	0.74%	0.75%	0.78%	0.87%
Nonperforming assets ratio(2)	0.79	0.82	0.82	0.88	0.95
(NPA+90days)/(Loan+OREO)(3)	1.08	1.17	1.20	1.29	1.38

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(3)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

2014 Second Quarter versus 2014 First Quarter

The $3.2 million, or 1%, decrease in NPAs compared with March 31, 2014, represents the net impact of increases in the commercial portfolio offset by decreases across the consumer portfolios:

•	$11.0 million, or 9%, decrease in residential mortgage NALs, reflecting resolutions of foreclosures and improved delinquency results.

•

$5.9 million, or 8%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

Partially offset by:

•	$18.2 million, or 32%, increase in C&I NALs, primarily reflecting the impact of two credit relationships.

2014 Second Quarter versus 2013 Fourth Quarter

Compared with December 31, 2013, NPAs increased $9.9 million, or 3%, primarily reflecting:

•	$18.7 million, or 33%, increase in C&I NALs, primarily due to two credit relationships.

•	$7.0 million, or 25%, increase in net OREO properties primarily related to consumer OREO, reflecting increased inflow, limited sales in the first part of the year, and the impact from Camco Financial.

Partially offset by:

•	$8.9 million, or 7%, decline in residential mortgage NALs, reflecting resolution of foreclosure processes and improved delinquency trends.

•

$8.0 million, or 11%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our commercial loan workout group.

TDR Loans

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

TDRs are loans to which a financial concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 16—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2014		2013
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$90,604	$102,970	$83,857	$85,687	$94,583
Commercial real estate	212,736	210,876	204,668	204,597	184,372
Automobile	31,833	27,393	30,781	30,981	32,768
Home equity	221,539	202,044	188,266	153,591	135,759
Residential mortgage	289,239	284,194	305,059	300,809	293,933
Other consumer	3,496	1,727	1,041	959	3,383

Total troubled debt restructured loans—accruing	849,447	829,204	813,672	776,624	744,798
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	6,677	7,197	7,291	8,643	14,541
Commercial real estate	24,396	27,972	23,981	22,695	26,118
Automobile	4,287	5,676	6,303	5,972	7,743
Home equity	22,264	20,992	20,715	11,434	10,227
Residential mortgage	81,546	84,441	82,879	77,525	80,563
Other consumer	120	120	—	—	—

Total troubled debt restructured loans—nonaccruing	139,290	146,398	141,169	126,269	139,192

Total troubled debt restructured loans	$988,737	$975,602	$954,841	$902,893	$883,990

Our strategy is to structure TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period.

The types of concessions granted are consistent with those granted on new TDRs and include interest rate reductions, amortization or maturity date changes beyond what the collateral supports, and principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and Huntington.

Commercial loans are not automatically considered to be accruing TDRs upon the granting of a new concession. If the loan is in accruing status and no loss is expected based on the modified terms, the modified TDR remains in accruing status. For loans that are on nonaccrual status before the modification, collection of both principal and interest must not be in doubt, and the borrower must be able to exhibit sufficient cash flows for a six-month period of time to service the debt in order to return to accruing status. This six-month period could extend before or after the restructure date.

TDRs in the home equity and residential mortgage portfolio will continue to increase in the near term as we continue to appropriately manage the portfolio. Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans.

The following table reflects TDR activity for each of the past five quarters:

Table 17—Troubled Debt Restructured Loan Activity

	2014		2013
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
TDRs, beginning of period	$975,602	$954,841	$902,893	$883,990	$913,710
New TDRs	184,024	219,656	169,383	161,812	115,955
Payments	(66,530)	(55,130)	(46,974)	(60,392)	(39,818)
Charge-offs	(5,134)	(10,774)	(5,980)	(10,439)	(8,083)
Sales	(4,001)	(14,169)	(613)	(2,999)	(2,738)
Transfer to OREO	(3,539)	(2,597)	(2,609)	(2,056)	(2,453)
Restructured TDRs—accruing(1)	(83,586)	(86,012)	(51,709)	(58,499)	(46,987)
Restructured TDRs—nonaccruing(1)	(4,146)	(23,038)	(7,415)	(6,163)	(2,520)
Other	(3,953)	(7,175)	(2,135)	(2,361)	(43,076)

TDRs, end of period	$988,737	$975,602	$954,841	$902,893	$883,990

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 18—Allocation of Allowance for Credit Losses (1)

	2014				2013
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial
Commercial and industrial	$278,512	41%	$266,979	41%	$265,801	41%	$262,048	41%	$233,679	41%
Commercial real estate	137,346	11	160,306	12	162,557	11	164,522	11	255,849	11

Total commercial	415,858	52	427,285	53	428,358	52	426,570	52	489,528	52

Consumer
Automobile	27,158	17	25,178	16	31,053	15	27,087	15	39,990	14
Home equity	105,943	18	113,177	19	111,131	19	124,068	20	115,626	20
Residential mortgage	47,191	12	39,068	12	39,577	12	51,252	12	63,802	12
Other consumer	38,951	1	27,210	—	37,751	2	37,053	1	24,130	2

Total consumer	219,243	48	204,633	47	219,512	48	239,460	48	243,548	48

Total allowance for loan and lease losses	635,101	100%	631,918	100%	647,870	100%	666,030	100%	733,076	100%

Allowance for unfunded loan commitments	56,927		59,368		62,899		66,857		44,223

Total allowance for credit losses	$692,028		$691,286		$710,769		$732,887		$777,299

Total allowance for loan and leases losses as % of:
Total loans and leases		1.38%		1.42%		1.50%		1.57%		1.76%
Nonaccrual loans and leases		195		193		201		200		202
Nonperforming assets		175		174		184		178		185
Total allowance for credit losses as % of:
Total loans and leases		1.50%		1.56%		1.65%		1.72%		1.86%
Nonaccrual loans and leases		213		211		221		220		214
Nonperforming assets		191		191		202		196		196

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2014 Second Quarter versus 2014 First Quarter

The $0.7 million increase in ACL compared with March 31, 2014, primarily reflected:

•	$11.7 million, or 43%, increase in other consumer, reflecting the increased level of overdraft exposure compared to the prior period and the increasing credit card portfolio.

•	$11.5 million, or 4%, increase in C&I, reflecting an increased level of loans in the classified risk rating designation and overall portfolio growth.

•	$8.1 million, or 21% increase in residential mortgage, primarily due to increased reserves on TDRs.

•	$2.0 million, or 8%, increase in automobile based on the portfolio growth.

Partially offset by:

•	$23.0 million or 14%, decline in CRE, reflecting continued improving portfolio asset quality metrics and performance.

•	$7.2 million or 6%, decline in home equity directly attributable to the lower delinquency rate and improved portfolio performance metrics.

•	$2.4 million, or 4%, decline in AULC, reflecting lower unfunded risk exposures.

2014 Second Quarter versus 2013 Fourth Quarter

The $18.7 million, or 3%, decline in ACL compared with December 31, 2013, primarily reflected:

•	$25.2 million or 16%, decline in CRE, reflecting continued improving portfolio asset quality metrics and performance.

•	$6.0 million or 9%, decline in AULC, reflecting lower risk exposures.

•	$5.2 million or 5%, decline in home equity as a result of the lower delinquency rate and improved portfolio performance metrics.

•	$3.9 million, or 13%, decline in automobile, reflecting the continued positive performance metrics and the high quality origination strategy partially offset by significant portfolio growth.

Partially offset by:

•	$12.7 million, or 5%, increase in C&I, reflecting the risk rating composition and overall growth in the portfolio.

•	$7.6 million, or 19% increase in residential mortgage, primarily due to increased reserves on TDRs.

The ACL to total loans and leases declined to 1.50% at June 30, 2014, compared to 1.65% at December 31, 2013. We believe the decline in the ratio is appropriate given the significant continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and proactive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values over the past several years has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Real estate values have rebounded from their 2007 levels in our primary markets, but remain generally below the historic peak.

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

The following table reflects NCO detail for each of the last five quarters:

Table 19—Quarterly Net Charge-off Analysis

	2014		2013
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$10,597	$8,606	$9,826	$1,661	$1,586
Commercial real estate:
Construction	(171)	918	(88)	6,165	1,079
Commercial	(2,020)	(1,905)	(2,783)	6,398	1,305

Commercial real estate	(2,191)	(987)	(2,871)	12,563	2,384

Total commercial	8,406	7,619	6,955	14,224	3,970

Consumer:
Automobile	2,926	4,642	3,759	2,721	1,463
Home equity	8,491	15,687	20,451	27,175	14,654
Residential mortgage	3,406	7,859	7,605	4,789	8,620
Other consumer	5,413	7,179	7,677	6,833	6,083

Total consumer	20,236	35,367	39,492	41,518	30,820

Total net charge-offs	$28,642	$42,986	$46,447	$55,742	$34,790

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.23%	0.20%	0.22%	0.04%	0.04%
Commercial real estate:
Construction	(0.10)	0.60	(0.06)	4.36	0.74
Commercial	(0.19)	(0.18)	(0.26)	0.59	0.12

Commercial real estate	(0.17)	(0.08)	(0.23)	1.02	0.19

Total commercial	0.14	0.14	0.12	0.26	0.07

Consumer:
Automobile	0.16	0.27	0.23	0.18	0.11
Home equity	0.41	0.75	0.98	1.30	0.71
Residential mortgage	0.24	0.58	0.57	0.36	0.66
Other consumer	5.66	7.44	7.98	7.19	5.28

Total consumer	0.37	0.68	0.77	0.83	0.64

Net charge-offs as a % of average loans	0.25%	0.40%	0.43%	0.53%	0.34%

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

Our overall NCOs are operating within our long term target range. However, both the residential mortgage and home equity portfolios remain at elevated levels.

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

2014 Second Quarter versus 2014 First Quarter

NCOs decreased $14.3 million from the prior quarter to $28.6 million, primarily as a result of continued expected improvement and the impact of recovery activity in the quarter for the home equity, residential mortgage, and other consumer portfolios. This was partially offset by an increase in C&I. NCOs were an annualized 0.25% of average loans and leases in the current quarter, down from 0.40% in the 2014 first quarter, and still below our long term expectation of 0.35% - 0.55%. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO activity for the first six-month periods ended June 30, 2014 and 2013:

Table 20—Year to Date Net Charge-off Analysis

	Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$19,203	$4,903
Commercial real estate:
Construction	747	281
Commercial	(3,925)	14,880

Commercial real estate	(3,178)	15,161

Total commercial	16,025	20,064

Consumer:
Automobile	7,568	4,057
Home equity	24,178	34,637
Residential mortgage	11,265	14,768
Other consumer	12,593	12,951

Total consumer	55,604	66,413

Total net charge-offs	$71,629	$86,477

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.21%	0.06%
Commercial real estate:
Construction	0.23	0.09
Commercial	(0.18)	0.65

Commercial real estate	(0.13)	0.59

Total commercial	0.14	0.18

Consumer:
Automobile	0.21	0.16
Home equity	0.58	0.84
Residential mortgage	0.41	0.58
Other consumer	6.55	5.31

Total consumer	0.52	0.70

Net charge-offs as a % of average loans	0.32%	0.42%

2014 First Six Months versus 2013 First Six Months

NCOs decreased $14.8 million in the first six-month period of 2014 to $71.6 million, primarily as a result of continued expected improvement and the impact of recovery activity in the CRE portfolio. This improvement was partially offset by an increase in C&I primarily relating to large losses associated with a small number of credit relationships.

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

Huntington uses two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change.

Table 21—Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

June 30, 2014	-0.4%	0.2%	—%

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

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at June 30, 2014, shows that Huntington’s earnings are not sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets, primarily indirect auto loans and securities, increased resulting in a reduction in asset sensitivity. This reduction is somewhat accentuated by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise. The reduced asset sensitivity for the +200 basis points scenario (relative to the +100 basis points scenario) relates to the modeled migration of money market accounts balances into CDs thereby shifting from variable to fixed rate.

Table 22—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

June 30, 2014	0.3%	-3.2%	-8.4%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at June 30, 2014 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Compared to recent periods, the EVE results for June 30, 2014, reflect lower market rates.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At June 30, 2014 we had a total of $159.9 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $159.9 million, $26.8 million was recorded using the fair value method and $133.1 million was recorded using the amortization method.

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

Table 23—Expected Life of Investment Securities

	June 30, 2014
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$695,178	$692,464	$—	$—
1 - 5 years	4,152,001	4,208,426	1,038,648	1,033,538
6 - 10 years	2,733,973	2,735,082	2,583,347	2,577,723
Over 10 years	565,467	505,728	—	—
Other securities	348,512	349,337	—	—

Total	$8,495,131	$8,491,037	$3,621,995	$3,611,261

Bank Liquidity and Sources of Liquidity

Our primary sources of funding for the Bank are retail and commercial core deposits. At June 30, 2014, these core deposits funded 72% of total assets (100% of total loans). At June 30, 2014 and December 31, 2013, total core deposits represented 94% and 95% of total deposits, respectively.

Core deposits may increase our need for liquidity as certificates of deposit mature or are withdrawn before maturity and as nonmaturity deposits, such as checking and savings account balances, are withdrawn. Noninterest-bearing demand deposits increased $ 0.5 billion from December 31, 2013, but include certain large commercial deposits that may be more short-term in nature.

Demand deposit overdrafts that have been reclassified as loan balances were $35.9 million and $19.3 million at June 30, 2014 and December 31, 2013, respectively. Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs totaled $2.4 billion and $1.9 billion at June 30, 2014 and December 31, 2013, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 24—Deposit Composition

	2014				2013
(dollar amounts in millions)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Demand deposits—noninterest-bearing	$14,151	29%	$14,314	29%	$13,650	29%	$13,421	29%	$13,491	29%
Demand deposits—interest-bearing	5,921	12	5,970	12	5,880	12	5,856	13	5,977	13
Money market deposits	17,563	36	17,693	36	17,213	36	16,212	34	15,131	33
Savings and other domestic deposits	5,036	10	5,115	10	4,871	10	4,946	11	5,054	11
Core certificates of deposit	3,272	7	3,557	7	3,723	8	4,108	9	4,353	9

Total core deposits	45,943	94	46,649	94	45,337	95	44,543	96	44,006	95
Other domestic deposits of $250,000 or more	241	—	289	1	274	1	268	1	283	1
Brokered deposits and negotiable CDs	2,198	5	2,074	4	1,580	3	1,366	3	1,695	4
Deposits in foreign offices	367	1	337	1	316	1	387	—	347	—

Total deposits	$48,749	100%	$49,349	100%	$47,507	100%	$46,564	100%	$46,331	100%

Total core deposits:
Commercial	$20,629	45%	$20,507	44%	$19,982	44%	$19,526	44%	$18,922	43%
Consumer	25,314	55	26,142	56	25,355	56	25,017	56	25,084	57

Total core deposits	$45,943	100%	$46,649	100%	$45,337	100%	$44,543	100%	$44,006	100%

Table 25—Federal Funds Purchased and Repurchase Agreements

	2014		2013
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,223	$1,342	$549	$655	$627
Other short-term borrowings	29	56	4	6	3

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.06%	0.06%	0.07%	0.09%
Other short-term borrowings	1.41	0.26	2.59	1.41	3.63

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,223	$1,342	$787	$787	$757
Other short-term borrowings	29	56	19	9	10

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$909	$875	$692	$703	$693
Other short-term borrowings	29	8	8	7	9

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.06%	0.06%	0.08%	0.08%	0.08%
Other short-term borrowings	1.64	1.06	1.79	1.32	1.91

To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through sources of wholesale funding or asset securitization or sale. Sources of wholesale funding include other domestic time deposits of $250,000 or more, brokered deposits and negotiable CDs, deposits in foreign offices, short-term borrowings, FHLB advances, other long-term debt, and subordinated notes. In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. At June 30, 2014, total wholesale funding was $10.5 billion, an increase from $7.0 billion at December 31, 2013. The increase from prior year-end primarily relates to an increase in other long-term debt, short-term borrowings, and FHLB advances, partially offset by a decrease in subordinated notes.

Table 26—FHLB Borrowing Capacity

	June 30,	December 31,
(dollar amounts in billions)	2014	2013
Total unused borrowing capacity at the FHLB	$3.2	$3.0

The Bank is a member of the FHLB, and as such, has access to advances from the FHLB. These advances are secured by residential mortgages, other mortgage-related loans, and available-for-sale securities. We can also obtain funding through other methods including: purchasing federal funds, selling securities under repurchase agreements, selling or maturity of investment securities, selling or securitization of loans, selling of national market certificates of deposit, and issuing of common and preferred stock. The Bank also has access to the Federal Reserve’s discount window. These borrowings are secured by non-real estate related commercial loans. Total loans and securities pledged related to the Federal Reserve discount window and FHLB advances are $18.1 billion and $19.8 billion at June 30, 2014 and December 31, 2013, respectively.

On October 24, 2013, the OCC, U.S. Treasury, FRB, and the FDIC issued an NPR regarding the implementation of a quantitative liquidity requirement consistent with the LCR standard established by the Basel Committee on Banking Supervision. The requirements are designed to promote the short term resilience of the liquidity risk profile of banks to which it applies. In preparation for the January 2015 LCR requirements, we sold securities in the 2014 first quarter that will not qualify for liquidity coverage and reinvested the proceeds into High Quality Liquid Assets.

At June 30, 2014, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Parent Company Liquidity

The parent company’s funding requirements consist primarily of dividends to shareholders, debt service, income taxes, operating expenses, funding of nonbank subsidiaries, repurchases of our stock, and acquisitions. The parent company obtains funding to meet obligations from dividends and interest received from the Bank, interest and dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt securities.

At June 30, 2014 and December 31, 2013, the parent company had $0.8 billion and $1.0 billion, respectively, in cash and cash equivalents.

On July 16, 2014, we announced that the board of directors had declared a quarterly common stock cash dividend of $0.05 per common share. The dividend is payable on October 1, 2014, to shareholders of record on September 17, 2014. Based on the current quarterly dividend of $0.05 per common share, cash demands required for common stock dividends are estimated to be approximately $40.9 million per quarter. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

At June 30, 2014, the Bank no longer has a regulatory dividend limitation due to the deficit position of its undivided profits. During the quarter the Bank paid dividends of $75.0 million to the holding company. We anticipate that the Bank will declare additional dividends to the holding company during the second half of 2014. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy cash demands for at least the next 18 months. Considering the factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank and commitments by the Bank to sell mortgage loans.

INTEREST RATE SWAPS

Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 15 for more information.

STANDBY LETTERS-OF-CREDIT

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 17 for more information.

COMMITMENTS TO SELL LOANS

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $596.5 million and $452.6 million, respectively. These contracts mature in less than one year.

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

The tables below reflect activity in the representations and warranties reserve:

Table 27—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2014		2013
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Reserve for representations and warranties, beginning of period	$17,094	$22,027	$27,502	$28,039	$28,932
Reserve charges	(1,047)	(6,132)	(6,024)	(2,490)	(1,531)
Provision for representations and warranties	(798)	1,199	549	1,952	638

Reserve for representations and warranties, end of period	$15,249	$17,094	$22,027	$27,501	$28,039

Table 28—Mortgage Loan Repurchase Statistics

	2014		2013
(dollar amounts in thousands)	Second	First	Fourth	Third	Second
Number of loans sold	4,599	3,882	4,856	5,839	5,747
Amount of loans sold (UPB)	$572,861	$487,822	$625,958	$861,897	$921,458
Number of loans repurchased (1)	33	89	41	40	32
Amount of loans repurchased (UPB) (1)	$3,766	$10,557	$5,204	$4,055	$2,969
Number of claims received	43	35	341	222	71
Successful dispute rate (2)	40%	34%	40%	36%	45%
Number of make whole payments (3)	20	91	91	28	19
Amount of make whole payments (3)	$844	$5,693	$5,742	$2,125	$1,304

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Compliance Risk

Financial institutions are subject to several laws, rules, and regulations at both the federal and state levels. These broad-based mandates include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, protections for military members as they enter active duty, and community reinvestment. Additionally, the volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and / or other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.

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

Table 29—Capital Adequacy

	2014		2013
(dollar amounts in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,855	$5,790	$5,704	$5,566	$5,388
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	6,241	6,176	6,090	5,952	5,774
Goodwill	(505)	(505)	(444)	(444)	(444)
Other intangible assets	(81)	(91)	(93)	(104)	(114)
Other intangible assets deferred tax liability (1)	28	32	33	36	40

Total tangible equity (2)	5,683	5,612	5,586	5,440	5,256
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$5,297	$5,226	$5,200	$5,054	$4,870

Total assets	$63,797	$61,146	$59,467	$56,639	$56,104
Goodwill	(505)	(505)	(444)	(444)	(444)
Other intangible assets	(81)	(91)	(93)	(104)	(114)
Other intangible assets deferred tax liability (1)	28	32	33	36	40

Total tangible assets (2)	$63,239	$60,582	$58,963	$56,127	$55,586

Tier 1 capital	$6,132	$6,107	$6,100	$6,018	$5,885
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(304)	(304)	(299)	(299)	(299)
REIT preferred stock	—	—	—	(50)	(50)

Tier 1 common equity (2)	$5,442	$5,417	$5,415	$5,283	$5,150

Risk-weighted assets (RWA)	$53,035	$51,120	$49,690	$48,687	$48,080

Tier 1 common equity / RWA ratio (2)	10.26%	10.60%	10.90%	10.85%	10.71%
Tangible equity / tangible asset ratio (2)	8.99	9.26	9.47	9.69	9.46
Tangible common equity / tangible asset ratio (2)	8.38	8.63	8.82	9.01	8.76
Tangible common equity / RWA ratio (2)	9.99	10.22	10.46	10.38	10.13

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 30—Regulatory Capital Data

		2014		2013
(dollar amounts in millions)		June 30,	March 31,	December 31,	September 30,	June 30,
Total risk-weighted assets	Consolidated	$53,035	$51,120	$49,690	$48,687	$48,080
	Bank	53,005	51,021	49,609	48,570	48,026
Tier 1 risk-based capital	Consolidated	6,132	6,107	6,100	6,017	5,885
	Bank	5,982	5,872	5,682	5,540	5,343
Tier 2 risk-based capital	Consolidated	1,118	1,118	1,139	1,127	1,120
	Bank	819	817	838	825	819
Total risk-based capital	Consolidated	7,250	7,225	7,239	7,144	7,005
	Bank	6,801	6,689	6,520	6,365	6,162
Tier 1 leverage ratio	Consolidated	10.01%	10.32%	10.67%	10.85%	10.64%
	Bank	9.78	9.96	9.97	10.01	9.68
Tier 1 risk-based capital ratio	Consolidated	11.56	11.95	12.28	12.36	12.24
	Bank	11.29	11.51	11.45	11.41	11.13
Total risk-based capital ratio	Consolidated	13.67	14.13	14.57	14.67	14.57
	Bank	12.83	13.11	13.14	13.11	12.83

The decreases in the capital ratios were due to balance sheet growth and share repurchases that were partially offset by retained earnings and the stock issued in the Camco acquisition. Specifically, all capital ratios were impacted by the repurchase of 28.7 million common shares over the last four quarters, 12.1 million of which were repurchased during the 2014 second quarter. The decrease in the regulatory Tier 1 risk-based capital ratio also reflected the redemption of $50 million of qualifying preferred securities on December 31, 2013. These declines were offset partially by the increase in retained earnings as well as the issuance of 8.7 million common shares in the Camco acquisition.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.2 billion at June 30, 2014, an increase of $0.2 billion when compared with December 31, 2013.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On July 16, 2014, our board of directors declared a quarterly cash dividend of $0.05 per common share, payable on October 1, 2014. Also, cash dividends of $0.05 per share were declared on April 16, 2014 and January 16, 2014.

On July 16, 2014, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on October 15, 2014. Also, cash dividends of $21.25 per share were declared on April 16, 2014 and January 16, 2014.

On July 16, 2014, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.33 per share. The dividend is payable on October 15, 2014. Also, cash dividends of $7.32 per share $7.35 per share were declared on April 16, 2014 and January 16, 2014, respectively.

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

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington's proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. The new repurchase authorization represents a $23 million, or 10%, increase from the recently completed common stock repurchase authorization. During the 2014 second quarter, we repurchased 12.1 million shares, with a weighted average price of $9.17, under this program. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.

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

Net Income by Business Segment

The segregation of net income by business segment for the first six-month period of June 30, 2014 and June 30, 2013 is presented in the following table:

Table 31—Net Income (Loss) by Business Segment

	Six-Months Ended June 30,
(dollar amounts in thousands)	2014	2013
Retail and Business Banking	$81,985	$68,342
Commercial Banking	62,028	74,004
AFCRE	99,358	89,352
RBHPCG	14,899	16,047
Home Lending	(11,695)	8,453
Treasury/Other	67,187	48,076

Total net income	$313,762	$304,274

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

The $19.1 million, or 40%, year over year increase in net income for Treasury/Other was primarily the result of the FTP process described above. The FTP process produced increased net income for Treasury/Other as the sustained low market interest rate environment, combined with a shift in funding mix to include additional wholesale sources, resulted in lower FTP credits paid to the business segments.

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

The following table presents consumer checking account household OCR metrics:

Table 32—Consumer Checking Household OCR Cross-sell Report

	2014		2013
	Second	First	Fourth	Third	Second
Number of households	1,391,406	1,359,158	1,324,971	1,314,587	1,291,177
Product Penetration by Number of Services (1)
1 Service	3.0%	3.0%	3.0%	3.2%	3.3%
2-3 Services	18.4	18.8	19.2	19.5	19.9
4-5 Services	29.9	30.2	30.2	30.0	30.1
6+ Services	48.7	48.0	47.6	47.3	46.7
Total revenue (in millions)	$256.6	$239.9	$232.5	$237.1	$239.1

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

Our emphasis on cross-sell, coupled with customers being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more products at the end of the 2014 second quarter was 48.7%, up from 46.7% at the end of the 2013 second quarter due to increased product sales and services provided.

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

The following table presents commercial relationship OCR metrics:

Table 33—Commercial Relationship OCR Cross-sell Report

	2014		2013
	Second	First	Fourth	Third	Second
Commercial Relationships (1)	159,290	159,973	159,716	159,878	158,010
Product Penetration by Number of Services (2)
1 Service	16.9%	19.4%	21.1%	22.1%	22.8%
2-3 Services	41.8	41.1	41.4	41.1	40.9
4+ Services	41.3	39.5	37.5	36.8	36.3
Total revenue (in millions)	$211.8	$213.3	$190.9	$193.9	$178.6

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet.

Table 34—Average Loans/Leases and Deposits by Business Segment

	Six Months Ended June 30, 2014
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,606	$10,771	$2,871	$617	$1	$82	$17,948
Commercial real estate	363	301	4,096	215	—	(1)	4,974

Total commercial	3,969	11,072	6,967	832	1	81	22,922
Automobile	—	—	7,070	—	—	(1)	7,069
Home equity	7,495	2	1	734	165	(39)	8,358
Residential mortgage	1,147	—	—	1,285	3,062	—	5,494
Other consumer	312	3	32	10	17	10	384

Total consumer	8,954	5	7,103	2,029	3,244	(30)	21,305

Total loans and leases	$12,923	$11,077	$14,070	$2,861	$3,245	$51	$44,227

Average Deposits
Demand deposits—noninterest-bearing	$5,850	$4,543	$742	$1,623	$277	$295	$13,330
Demand deposits—interest-bearing	4,719	745	67	316	—	13	5,860
Money market deposits	9,879	3,701	265	3,813	—	6	17,664
Savings and other domestic deposits	4,861	82	5	80	—	(1)	5,027
Core certificates of deposit	3,459	14	—	48	—	2	3,523

Total core deposits	28,768	9,085	1,079	5,880	277	315	45,404
Other deposits	105	833	85	3	—	1,496	2,522

Total deposits	$28,873	$9,918	$1,164	$5,883	$277	$1,811	$47,926

	Six Months Ended June 30, 2013
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,446	$10,284	$2,611	$598	$—	$55	$16,994
Commercial real estate	422	360	4,156	213	1	1	5,153

Total commercial	3,868	10,644	6,767	811	1	56	22,147
Automobile	—	—	5,061	—	—	(3)	5,058
Home equity	7,367	2	1	753	172	(18)	8,277
Residential mortgage	1,074	6	—	1,251	2,840	(69)	5,102
Other consumer	334	4	58	17	13	62	488

Total consumer	8,775	12	5,120	2,021	3,025	(28)	18,925

Total loans and leases	$12,643	$10,656	$11,887	$2,832	$3,026	$28	$41,072

Average Deposits
Demand deposits—noninterest-bearing	$5,236	$4,085	$613	$1,902	$397	$291	$12,524
Demand deposits—interest-bearing	4,760	848	50	287	—	7	5,952
Money market deposits	8,322	3,051	250	3,426	—	8	15,057
Savings and other domestic deposits	4,923	85	7	84	2	(2)	5,099
Core certificates of deposit	4,956	24	2	74	—	4	5,060

Total core deposits	28,197	8,093	922	5,773	399	308	43,692
Other deposits	134	1,025	69	23	—	1,157	2,408

Total deposits	$28,331	$9,118	$991	$5,796	$399	$1,465	$46,100

Retail and Business Banking

Table 35—Key Performance Indicators for Retail and Business Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$448,184	$453,420	$(5,236)	(1)%
Provision for credit losses	41,434	58,321	(16,887)	(29)
Noninterest income	200,496	187,143	13,353	7
Noninterest expense	481,115	477,100	4,015	1
Provision for income taxes	44,146	36,800	7,346	20

Net income	$81,985	$68,342	$13,643	20%

Number of employees (average full-time equivalent)	5,167	5,252	(85)	(2)%
Total average assets (in millions)	$14,701	$14,372	$329	2
Total average loans/leases (in millions)	12,923	12,643	280	2
Total average deposits (in millions)	28,873	28,331	542	2
Net interest margin	3.17%	3.25%	(0.08)%	(2)
NCOs	$46,027	$59,841	$(13,814)	(23)
NCOs as a % of average loans and leases	0.71%	0.95%	(0.24)%	(25)
Return on average common equity	12.2	9.7	2.5	26

2014 First Six Months vs. 2013 First Six Months

Retail and Business Banking reported net income of $82.0 million in the first six-month period of 2014. This was an increase of $13.6 million, or 20%, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•

8 basis point decrease in the net interest margin. This decline was mainly due to a 13 basis point decrease in deposit spreads that resulted from a reduction in the funds transfer price rates assigned to those deposits.

Partially offset by:

•	$0.5 billion, or 2%, increase in total average deposits.

•	10 basis points increase in loan spreads, primarily due to a reduction in the funds transfer price assigned to loans.

The increase in total average loans and leases from the year-ago period reflected:

•	$179 million, or 2%, increase in consumer loans, primarily due to growth in home equity lines of credit and residential mortgages, as well as the impact of the Camco acquisition.

•	$101 million, or 3%, increase in commercial loans, primarily due to C&I loan growth and the impact of the Camco acquisition.

The increase in total average deposits from the year-ago period reflected:

•

A continued focus on product mix in reducing the overall cost of deposits as evidenced by an increase in money market and noninterest bearing deposits and a corresponding decrease in core certificates of deposit. In addition, the Camco acquisition contributed to the deposit increase.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A $13.8 million, or 23%, decrease in NCOs, combined with improved credit metrics in business banking and in consumer loans.

The increase in noninterest income from the year-ago period reflected:

•	$7.7 million, or 8%, increase in service charges on deposit accounts, primarily due to an increase in the number of households and changing customer usage patterns.

•	$6.0 million, or 14%, increase in electronic banking income, primarily due to higher transaction volumes and an increase in the number of households.

•

$4.2 million, or 42%, increase in other noninterest income, primarily due to an increase in gains on SBA loan sales and loan servicing and an increase in revenue from our credit card product, which was introduced in the 2013 third quarter.

Partially offset by:

•	$6.5 million, or 51% decline in mortgage banking income, primarily due to lower refinancing activity referred to the Home Lending segment.

The increase in noninterest expense from the year-ago period reflected:

•	$12.2 million, or 6% increase in other noninterest expense, primarily due to a $12.8 million, or 7% increase in allocated indirect expenses.

•

$2.7 million, or 17% increase in equipment expense, primarily due to technology investments, including ATM deposit automation and replacement of computers in branches in advance of implementing a new teller system.

•	$2.1 million, or 12% increase in outside data processing and other services expense, primarily related to our new credit card product.

Partially offset by:

•

$8.7 million, or 6%, decrease in personnel costs, primarily due to the curtailment of the pension plan at the end of 2013. Various efficiency improvement initiatives also contributed to the decrease in personnel costs.

•	$3.6 million, or 46%, reduction in deposit and other insurance.

•	$1.4 million, or 10%, reduction in amortization of intangibles.

Commercial Banking

Table 36—Key Performance Indicators for Commercial Banking

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$142,626	$139,995	$2,631	2%
Provision for credit losses	17,596	(8,614)	26,210	N.R.
Noninterest income	66,237	63,780	2,457	4
Noninterest expense	95,840	98,536	(2,696)	(3)
Provision for income taxes	33,399	39,849	(6,450)	(16)

Net income	$62,028	$74,004	$(11,976)	(16)%

Number of employees (average full-time equivalent)	643	687	(44)	(6)%
Total average assets (in millions)	$12,887	$11,663	$1,224	10
Total average loans/leases (in millions)	11,077	10,656	421	4
Total average deposits (in millions)	9,918	9,118	800	9
Net interest margin	2.60%	2.76%	(0.16)%	(6)
NCOs	$5,479	$(3,029)	$8,508	(281)
NCOs as a % of average loans and leases	0.10%	(0.06)%	0.16%	(267)
Return on average common equity	9.6	14.9	(5.3)	(36)
N.R.—Not relevant, as denominator of calculation is a negative in prior period compared with positive in current period.

2014 First Six Months vs. 2013 First Six Months

Commercial Banking reported net income of $62.0 million in the first six-month period of 2014. This was a decrease of $12.0 million, or 16%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.8 billion, or 9%, increase in average total deposits.

•	$1.1 billion, or 10%, increase in total average earning assets.

Partially offset by:

•	16 basis point decrease in the net interest margin, primarily due to a 10 basis point compression in commercial loan spreads, as well as decreased funds transfer pricing credit on deposits.

The increase in total average earning assets from the year-ago period reflected:

•	$0.7 billion increase in available-for-sale securities.

•	$0.4 billion, or 507%, increase in the international loan portfolio, primarily bankers acceptances and foreign insured receivables.

•	$0.2 billion, or 2%, increase in the middle market loan portfolio, primarily due to our focus in specialty businesses.

Partially offset by:

•	$0.2 billion, or 54%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.0 billion, or 12%, increase in core deposits, which primarily reflected a $0.5 billion increase in noninterest-bearing demand deposits. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.7 billion of the balance growth, while corporate banking accounts contributed $0.3 billion.

The increase in the provision for credit losses from the year-ago period reflected:

•	The increase was primarily due to loan growth and an increase in NCOs.

The increase in noninterest income from the year-ago period reflected:

•	$1.6 million, or 7%, increase in service charges on deposit accounts and other Treasury Management related revenue, primarily due to a new commercial card product implemented in 2013.

•	$1.3 million, or 32%, increase in international related revenue, primarily due to bankers acceptances and letters of credit.

Partially offset by:

•	$1.3 million, or 9%, decrease in commitment and other loan related fees primarily reflecting a significant one-time fee in the 2013 first quarter.

The decrease in noninterest expense from the year-ago period reflected:

•	$2.8 million, or 45%, decrease in deposit and other insurance expense.

•	$1.2 million, or 6%, decrease in allocated overhead expense.

Partially offset by:

•	$1.2 million, or 23%, increase in treasury management related data processing expense, driven primarily by the new commercial card product.

Automobile Finance and Commercial Real Estate

Table 37—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$191,035	$180,733	$10,302	6%
Provision (reduction in allowance) for credit losses	(23,701)	(12,171)	11,530	95
Noninterest income	17,815	21,873	(4,058)	(19)
Noninterest expense	79,693	77,313	2,380	3
Provision for income taxes	53,500	48,112	5,388	11

Net income	$99,358	$89,352	$10,006	11%

Number of employees (average full-time equivalent)	286	282	4	1%
Total average assets (in millions)	$14,403	$12,580	$1,823	14
Total average loans/leases (in millions)	14,070	11,887	2,183	18
Total average deposits (in millions)	1,164	991	173	17
Net interest margin	2.68%	2.88%	(0.20)%	(7)
NCOs	$4,602	$14,185	$(9,583)	(68)
NCOs as a % of average loans and leases	0.07%	0.24%	(0.17)%	(71)
Return on average common equity	31.1	31.0	0.1	0

2014 First Six Months vs. 2013 First Six Months

AFCRE reported net income of $99.4 million in the first six-month period of 2014. This was an increase of $10.0 million, or 11%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$2.0 billion, or 40%, increase in automobile loans and leases, primarily due to continued strong origination volume.

Partially offset by:

•	20 basis point decrease in the net interest margin, primarily due to 16 basis point reduction in loan spreads. This decline primarily reflects the impact of competitive pricing pressures in all of our portfolios, partially offset by a $5.1 million, or 7 basis points, recovery from the unexpected pay-off of an acquired commercial real estate loan.

The decrease in the provision (reduction in allowance) for credit losses from the year-ago period reflected:

•	Decline in NCOs and improving CRE credit metrics.

The decrease in noninterest income from the year-ago period reflected:

•

$4.3 million, or 22%, decrease in other noninterest income, primarily due to decreases in market related gains associated with certain loans carried at fair value, operating lease related income and servicing income on securitized automobile loans.

The increase in noninterest expense from the year-ago period reflected:

•	$4.2 million, or 9%, increase in other noninterest expense, primarily due to a $5.1 million increase in allocated expenses, generally reflecting higher levels of business activity.

Partially offset by:

•	$2.3 million, or 35%, decrease in deposit and other insurance expense.

Regional Banking and The Huntington Private Client Group

Table 38—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$51,160	$54,028	$(2,868)	(5)%
Provision for credit losses	2,174	10,288	(8,114)	(79)
Noninterest income	89,983	100,365	(10,382)	(10)
Noninterest expense	116,047	119,418	(3,371)	(3)
Provision for income taxes	8,023	8,640	(617)	(7)

Net income	$14,899	$16,047	$(1,148)	(7)%

Number of employees (average full-time equivalent)	1,055	1,077	(22)	(2)%
Total average assets (in millions)	$3,779	$3,737	$42	1
Total average loans/leases (in millions)	2,861	2,832	29	1
Total average deposits (in millions)	5,883	5,796	87	2
Net interest margin	1.82%	1.93%	(0.11)%	(6)
NCOs	$4,993	$5,328	$(335)	(6)
NCOs as a % of average loans and leases	0.35%	0.38%	(0.03)%	(8)
Return on average common equity	6.0	6.5	(0.5)	(8)
Total assets under management (in billions)—eop	16.8	16.8	—	—
Total trust assets (in billions)—eop	81.1	78.4	2.7	3

eop - End of Period.

2014 First Six Months vs. 2013 First Six Months

RBHPCG reported net income of $14.9 million in the first six-month period of 2014. This was a decrease of $1.1 million, or 7%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	11 basis point decrease in the net interest margin, primarily due to lower spreads on deposits, resulting from lower funds transfer pricing rates.

Partially offset by:

•	$0.1 billion, or 2%, increase in average total deposits.

The decrease in provision for credit losses reflected:

•	Improved credit quality of commercial loans.

The decrease in noninterest income from the year-ago period reflected:

•

$3.6 million, or 6%, decrease in trust services, primarily due to reduced proprietary mutual fund revenue mainly due to a reduction in asset values and partially due to the sale of the fixed income funds.

•	$3.5 million, or 35%, decrease in other noninterest income, primarily due to a gain realized from LIHTC investment sales in the 2013 first quarter.

•	$1.9 million, or 9%, decrease in brokerage income, primarily due to a change in the product sales mix.

The decrease in noninterest expense from the year-ago period reflected:

•	$3.8 million, or 13%, decrease in other noninterest expense, primarily due to a decrease in allocated costs.

•	$2.0 million, or 3%, decrease in personnel costs, primarily due to the curtailment of the pension plan at the end of 2013.

Partially offset by:

•	$2.5 million, or 148%, increase in professional services expense, primarily due to increased consulting fees.

Home Lending

Table 39—Key Performance Indicators for Home Lending

	Six Months Ended June 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$27,377	$24,706	$2,671	11%
Provision for credit losses	16,511	6,492	10,019	154
Noninterest income	39,108	67,222	(28,114)	(42)
Noninterest expense	67,967	72,432	(4,465)	(6)
Provision for income taxes	(6,298)	4,551	10,849	238

Net income (Loss)	$(11,695)	$8,453	$20,148	238%

Number of employees (average full-time equivalent)	989	1,117	(128)	(11)%
Total average assets (in millions)	$3,742	$3,593	$149	4
Total average loans/leases (in millions)	3,245	3,026	219	7
Total average deposits (in millions)	277	399	(122)	(31)
Net interest margin	1.57%	1.46%	0.11	8
NCOs	$10,526	$10,175	$351	3
NCOs as a % of average loans and leases	0.65%	0.67%	(0.02)	(3)
Return on average common equity	(13.5)	9.3	22.8	N.R.
Mortgage banking origination volume (in millions)	$585	$816	$(231)	(28)

N.R.—Not relevant, as denominator of calculation is a loss in the current period compared with a loss in the prior period.

2014 First Six Months vs. 2013 First Six Months

Home Lending reported a net loss of $11.7 million in the first six-month period of 2014 compared to net income of $8.5 million in the year-ago period. Home Lending supports the origination and servicing of mortgage loans across all segments. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	11 basis point increase in the net interest margin, primarily due to a 19 basis point increase in loan spreads. This increase is primarily driven by lower funding costs on the loan portfolio.

•	$0.2 billion, or 7%, increase in average total loans.

Partially offset by:

•	$0.1 billion, or 31%, decrease in average total deposits driven by lower refinance volume and escrow balances.

The increase in provision for credit losses reflected:

•	The increase in NCOs and the transfer of the student loan portfolio to loans held-for-sale during the 2014 first quarter.

The decrease in noninterest income from the year-ago period reflected:

•	$26.1 million, or 41%, decrease in mortgage banking income, primarily due to a reduction in volume and gain on sale related to lower refinancing levels.

•	$1.7 million, or 55%, decrease in insurance income, primarily due to lower refinance volume related to title insurance referrals.

The decrease in noninterest expense from the year-ago period reflected:

•	$7.2 million, or 15%, decrease in personnel costs, primarily due to lower mortgage production volume and lower headcount.

Partially offset by:

•	$2.2 million, or 20%, increase in other noninterest expense, primarily due to goodwill impairment in the 2014 first quarter.

•	$1.9 million, or 26%, increase in outside data processing and other services, primarily due to spending on loan promotions.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, (2) changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets, (3) movements in interest rates, (4) competitive pressures on product pricing and services, (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy, (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements, (7) extended disruption of vital infrastructure, (8) the final outcome of significant litigation, (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB, and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2013 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2014	2013
(dollar amounts in thousands, except number of shares)	June 30,	December 31,
Assets
Cash and due from banks	$1,218,453	$1,001,132
Interest-bearing deposits in banks	69,634	57,043
Trading account securities	50,541	35,573
Loans held for sale (includes $316,182 and $278,928 respectively, measured at fair value) (1)	317,862	326,212
Available-for-sale and other securities	8,491,037	7,308,753
Held-to-maturity securities	3,621,995	3,836,667
Loans and leases (includes $25,498 and $52,286 respectively, measured at fair value) (1)	46,079,775	43,120,500
Allowance for loan and lease losses	(635,101)	(647,870)

Net loans and leases	45,444,674	42,472,630

Bank owned life insurance	1,693,991	1,647,170
Premises and equipment	622,289	634,657
Goodwill	505,448	444,268
Other intangible assets	81,460	93,193
Accrued income and other assets	1,679,729	1,609,876

Total assets	$63,797,113	$59,467,174

Liabilities and shareholders’ equity
Liabilities
Deposits	$48,748,765	$47,506,718
Short-term borrowings	1,252,409	552,143
Federal Home Loan Bank advances	2,883,173	1,808,293
Other long-term debt	2,602,869	1,349,119
Subordinated notes	983,310	1,100,860
Accrued expenses and other liabilities	1,085,796	1,059,888

Total liabilities	57,556,322	53,377,021

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,182	8,322
Capital surplus	7,279,244	7,398,515
Less treasury shares, at cost	(9,071)	(9,643)
Accumulated other comprehensive loss	(159,727)	(214,009)
Retained (deficit) earnings	(1,264,129)	(1,479,324)

Total shareholders’ equity	6,240,791	6,090,153

Total liabilities and shareholders’ equity	$63,797,113	$59,467,174

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	818,248,450	832,217,098
Common shares outstanding	817,002,296	830,963,427
Treasury shares outstanding	1,246,154	1,253,671
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands, except per share amounts)	2014	2013	2014	2013
Interest and fee income:
Loans and leases	$421,152	$405,445	$823,674	$812,324
Available-for-sale and other securities
Taxable	42,028	38,539	80,484	78,724
Tax-exempt	6,391	2,760	11,862	5,375
Held-to-maturity securities - taxable	22,614	9,778	45,934	19,616
Other	3,137	6,060	5,823	11,862

Total interest income	495,322	462,582	967,777	927,901

Interest expense:
Deposits	21,846	29,591	45,784	61,626
Short-term borrowings	270	179	420	413
Federal Home Loan Bank advances	622	273	1,075	574
Subordinated notes and other long-term debt	12,536	7,602	22,944	16,181

Total interest expense	35,274	37,645	70,223	78,794

Net interest income	460,048	424,937	897,554	849,107
Provision for credit losses	29,385	24,722	54,015	54,314

Net interest income after provision for credit losses	430,663	400,215	843,539	794,793

Service charges on deposit accounts	72,633	68,009	137,215	128,892
Mortgage banking income	22,717	33,659	45,807	78,907
Trust services	29,581	30,666	59,146	61,826
Electronic banking	26,491	23,345	50,133	44,058
Insurance income	15,996	17,187	32,492	36,439
Brokerage income	17,831	19,546	34,903	37,541
Bank owned life insurance income	13,865	15,421	27,172	28,863
Capital markets fees	10,500	12,229	19,694	20,063
Gain on sale of loans	3,914	3,348	7,484	5,964
Net gains on sales of securities	490	610	17,460	797
Impairment losses recognized in earnings on available-for-sale securities	—	(1,020)	—	(1,716)
Other noninterest income	36,049	28,919	67,046	66,903

Total noninterest income	250,067	251,919	498,552	508,537

Personnel costs	260,600	263,862	510,077	522,757
Outside data processing and other services	54,338	49,898	105,828	99,163
Net occupancy	28,673	27,656	62,106	57,770
Equipment	28,749	24,947	57,499	49,827
Marketing	14,832	14,239	25,518	25,210
Deposit and other insurance expense	10,599	13,460	24,317	28,950
Amortization of intangibles	9,520	10,362	18,811	20,682
Professional services	17,896	9,341	30,127	16,533
Other noninterest expense	33,429	32,100	84,474	67,766

Total noninterest expense	458,636	445,865	918,757	888,658

Income before income taxes	222,094	206,269	423,334	414,672
Provision for income taxes	57,475	55,269	109,572	110,398

Net income	164,619	151,000	313,762	304,274
Dividends on preferred shares	7,963	7,967	15,927	15,937

Net income applicable to common shares	$156,656	$143,033	$297,835	$288,337

Average common shares—basic	821,546	834,730	825,603	837,917
Average common shares—diluted	834,687	843,840	838,546	846,274
Per common share:
Net income—basic	$0.19	$0.17	$0.36	$0.34
Net income—diluted	0.19	0.17	0.36	0.34
Cash dividends declared	0.05	0.05	0.10	0.09
OTTI losses for the periods presented:
Total OTTI losses	$—	$(1,020)	$—	$(1,716)
Noncredit-related portion of loss recognized in OCI	—	—	—	—

Impairment losses recognized in earnings on available-for-sale securities	$—	$(1,020)	$—	$(1,716)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Net income	$164,619	$151,000	$313,762	$304,274
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	809	3,945	5,598	7,754
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	23,448	(76,664)	30,401	(81,989)

Total unrealized gains (losses) on available-for-sale and other securities	24,257	(72,719)	35,999	(74,235)
Unrealized gains (losses) on cash flow hedging derivatives	17,186	(56,410)	17,129	(69,380)
Change in accumulated unrealized losses for pension and other post-retirement obligations	577	5,348	1,154	10,696

Other comprehensive income (loss)	42,020	(123,781)	54,282	(132,919)

Comprehensive income	$206,639	$27,219	$368,044	$171,355

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Six Months Ended June 30, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $53,896											(11,711)	(11,711)

Balance, beginning of period - as adjusted	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500
Net income											304,274	304,274
Other comprehensive income (loss)										(132,919)		(132,919)
Repurchase of common stock					(14,734)	(147)	(108,651)					(108,798)
Cash dividends declared:
Common ($0.09 per share)											(75,094)	(75,094)
Preferred Series A ($42.50 per share)											(15,406)	(15,406)
Preferred Series B ($14.95 per share)											(531)	(531)
Recognition of the fair value of share-based compensation							17,896					17,896
Other share-based compensation activity					1,659	16	6,280				(137)	6,159
Other							(633)	(63)	202		(3)	(434)

Balance, end of period	363	$362,507	35	$23,785	831,030	$8,310	$7,390,041	(1,355)	$(10,719)	$(283,736)	$(1,716,541)	$5,773,647

Six Months Ended June 30, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153

Net income											313,762	313,762
Other comprehensive income (loss)										54,282		54,282
Shares issued pursuant to acquisition					8,670	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchases of common stock					(26,666)	(267)	(246,722)					(246,989)
Cash dividends declared:
Common ($0.10 per share)											(82,245)	(82,245)
Preferred Series A ($42.50 per share)											(15,407)	(15,407)
Preferred Series B ($14.68 per share)											(521)	(521)
Recognition of the fair value of share-based compensation							22,792					22,792
Other share-based compensation activity					2,942	29	8,700				(350)	8,379
Other					809	8	1,788	85	572		(44)	2,324

Balance, end of period	363	$362,507	35	$23,785	818,248	$8,182	$7,279,244	(1,246)	$(9,071)	$(159,727)	$(1,264,129)	$6,240,791

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$313,762	$304,274
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	3,000	—
Provision for credit losses	54,015	54,314
Depreciation and amortization	152,867	135,364
Share-based compensation expense	22,792	17,896
Change in deferred income taxes	(10,280)	77,234
Originations of loans held for sale	(1,087,825)	(1,583,569)
Principal payments on and proceeds from loans held for sale	1,071,980	1,624,214
Gain on sale of loans held for sale	(12,209)	(34,687)
Net gain on sales of securities	(17,460)	(797)
Impairment losses recognized in earnings on available-for-sale securities	—	1,716
Net change in:
Trading account securities	(14,968)	10,278
Accrued income and other assets	(108,154)	(15,150)
Accrued expense and other liabilities	15,079	(181,999)

Net cash provided by (used for) operating activities	382,599	409,088

Investing activities
Change in interest bearing deposits in banks	(12,591)	86,480
Cash paid for acquisition, net of cash received	(13,452)	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	498,227	772,700
Maturities of held-to-maturity securities	212,679	111,280
Sales of available-for-sale and other securities	1,070,305	328,031
Purchases of available-for-sale and other securities	(2,603,602)	(777,389)
Purchases of held-to-maturity securities	—	(248,741)
Net proceeds from sales of loans	132,074	236,373
Net loan and lease activity, excluding sales	(2,422,729)	(1,077,734)
Proceeds from sale of operating lease assets	377	7,499
Purchases of premises and equipment	(22,595)	(49,127)
Proceeds from sales of other real estate	17,326	20,800
Purchases of loans and leases	(205,603)	(18,110)
Purchase of customer list	(223)	—
Other, net	2,552	2,015

Net cash provided by (used for) investing activities	(3,347,255)	(605,923)

Financing activities
Increase (decrease) in deposits	685,180	82,055
Increase (decrease) in short-term borrowings	703,468	109,480
Maturity/redemption of subordinated notes	(124,907)	(50,000)
Proceeds from Federal Home Loan Bank advances	2,875,000	2,275,000
Maturity/redemption of Federal Home Loan Bank advances	(1,873,865)	(2,300,566)
Proceeds from issuance of long-term debt	1,250,000	—
Maturity/redemption of long-term debt	—	(2,086)
Dividends paid on preferred stock	(15,929)	(15,943)
Dividends paid on common stock	(82,584)	(67,569)
Repurchases of common stock	(246,989)	(108,798)
Net proceeds from issuance of common stock	2,597	—
Other, net	10,006	6,362

Net cash provided by (used for) financing activities	3,181,977	(72,065)

Increase (decrease) in cash and cash equivalents	217,321	(268,900)
Cash and cash equivalents at beginning of period	1,001,132	1,262,806

Cash and cash equivalents at end of period	$1,218,453	$993,906

Supplemental disclosures:
Income taxes paid (refunded)	$57,750	$49,699
Interest paid	69,677	75,957
Non-cash activities
Loans transferred to held-for-sale from portfolio	18,168	50,788
Loans transferred to portfolio from held-for-sale	45,240	307,303
Dividends accrued, paid in subsequent quarter	46,645	47,832

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s Form 8-K filed on May 28, 2014, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments were applied prospectively and were effective for interim and annual reporting periods beginning January 1, 2014. The amendments did not have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

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

ASU 2014-04— Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Management does not believe the amendments will have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides five steps to be analyzed to accomplish the core principle. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-11— Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. Additionally, the amendments require an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and provide increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting amendments related to repurchase-to-maturity and repurchase financing transactions, and disclosures for certain transactions accounted for as a sale are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-12— Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. Further, the total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At June 30, 2014, and December 31, 2013, the aggregate amount of these net unamortized deferred loan origination fees and costs and net unearned income was $177.2 million and $192.9 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Loans and leases:
Commercial and industrial	$18,899,458	$17,594,276
Commercial real estate	4,990,317	4,850,094
Automobile	7,685,725	6,638,713
Home equity	8,405,078	8,336,318
Residential mortgage	5,707,424	5,321,088
Other consumer	391,773	380,011

Loans and leases	46,079,775	43,120,500

Allowance for loan and lease losses	(635,101)	(647,870)

Net loans and leases	$45,444,674	$42,472,630

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

The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Fidelity Bank
Balance, beginning of period	$24,758	$35,160	$27,995	$23,251
Additions	—	—	—	—
Accretion	(3,647)	(3,781)	(7,651)	(7,100)
Reclassification from nonaccretable difference	3,485	1,326	4,252	16,554

Balance, end of period	$24,596	$32,705	$24,596	$32,705

Camco Financial
Balance, beginning of period	$134	$—	$—	$—
Impact of acquisition/purchase on March 1, 2014	—	—	143	—
Additions	—	—	—	—
Accretion	(5,173)	—	(5,182)	—
Reclassification from nonaccretable difference	5,193	—	5,193	—

Balance, end of period	$154	$—	$154	$—

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at June 30, 2014 and December 31, 2013 was $3.1 million and $2.4 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$34,704	$49,914	$35,526	$50,798
Commercial real estate	55,256	119,152	82,073	154,869
Residential mortgage	2,359	3,242	2,498	3,681
Other consumer	53	133	129	219

Total	$92,372	$172,441	$120,226	$209,567

Camco Financial
Commercial and industrial	$673	$1,706	$—	$—
Commercial real estate	2,039	3,879	—	—

Total	$2,712	$5,585	$—	$—

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the three-month and six-month periods ended June 30, 2014 and 2013. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended June 30, 2014	$165,482	$—	$—	$—	$—	$—	$165,482
Six-month period ended June 30, 2014	$205,603	$—	$—	$—	$—	$—	$205,603
Three-month period ended June 30, 2013	$34,196	$—	$—	$—	$—	$—	$34,196
Six-month period ended June 30, 2013	$55,737	$—	$—	$—	$—	$—	$55,737
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended June 30, 2014	$50,472	$7,395	$—	$—	$—	$7,592	$65,459
Six-month period ended June 30, 2014	$104,731	$7,434	$—	$—	$—	7,592	$119,757
Three-month period ended June 30, 2013	$55,464	$87	$—	$—	$151,013	$—	$206,564
Six-month period ended June 30, 2013	$83,066	$3,991	$—	$—	$155,403	$—	$242,460

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

The following table presents NALs by loan class at June 30, 2014 and December 31, 2013:

	2014	2013
(dollar amounts in thousands)	June 30,	December 31,
Commercial and industrial:
Owner occupied	$33,378	$38,321
Other commercial and industrial	41,896	18,294

Total commercial and industrial	$75,274	$56,615
Commercial real estate:
Retail properties	$26,253	$27,328
Multi family	13,352	9,289
Office	10,671	18,995
Industrial and warehouse	4,159	6,310
Other commercial real estate	10,963	11,495

Total commercial real estate	$65,398	$73,417
Automobile	$4,384	$6,303
Home equity:
Secured by first-lien	$39,764	$36,288
Secured by junior-lien	29,502	29,901

Total home equity	$69,266	$66,189
Residential mortgage	$110,635	$119,532
Other consumer	$—	$—

Total nonaccrual loans	$324,957	$322,056

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at June 30, 2014 and December 31, 2013: (1)

June 30, 2014
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$6,809	$3,082	$24,724	$34,615	$4,236,698	$4,271,313	$—
Purchased credit-impaired	642	1,040	9,952	11,634	23,743	35,377	9,977
Other commercial and industrial	7,680	3,262	10,155	21,097	14,571,671	14,592,768	—

Total commercial and industrial	$15,131	$7,384	$44,831	$67,346	$18,832,112	$18,899,458	$9,977	(2)
Commercial real estate:
Retail properties	$1,703	$841	$6,828	$9,372	$1,366,874	$1,376,246	$—
Multi family	3,510	246	10,288	14,044	1,042,683	1,056,727	—
Office	1,968	978	6,019	8,965	936,700	945,665	—
Industrial and warehouse	2,197	618	974	3,789	510,914	514,703	—
Purchased credit-impaired	3,546	6,851	27,267	37,664	19,631	57,295	27,267
Other commercial real estate	2,460	2,271	5,112	9,843	1,029,838	1,039,681	—

Total commercial real estate	$15,384	$11,805	$56,488	$83,677	$4,906,640	$4,990,317	$27,267	(2)
Automobile	$39,465	$7,662	$2,976	$50,103	$7,635,622	$7,685,725	$2,895
Home equity:
Secured by first-lien	$16,816	$9,106	$30,067	$55,989	$4,896,673	$4,952,662	$5,801
Secured by junior-lien	23,175	12,337	32,495	68,007	3,384,409	3,452,416	9,111

Total home equity	$39,991	$21,443	$62,562	$123,996	$8,281,082	$8,405,078	$14,912
Residential mortgage:
Residential mortgage	$115,573	$40,103	$136,859	$292,535	$5,412,530	$5,705,065	$81,315
Purchased credit-impaired	—	—	36	36	2,323	2,359	35

Total residential mortgage	$115,573	$40,103	$136,895	$292,571	$5,414,853	$5,707,424	$81,350	(3)
Other consumer:
Other consumer	$5,881	$1,160	$607	$7,648	$384,072	$391,720	$607
Purchased credit-impaired	—	—	—	—	53	53	—

Total other consumer	$5,881	$1,160	$607	$7,648	$384,125	$391,773	$607
Total loans and leases	$231,425	$89,557	$304,359	$625,341	$45,454,434	$46,079,775	$137,008

December 31, 2013
							90 or more
(dollar amounts in thousands)	Past Due					Total Loans	days past due
	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$5,935	$1,879	$25,658	$33,472	$4,314,400	$4,347,872	$—
Purchased credit-impaired	241	433	14,562	15,236	20,290	35,526	14,562
Other commercial and industrial	10,342	3,075	11,210	24,627	13,186,251	13,210,878	—

Total commercial and industrial	$16,518	$5,387	$51,430	$73,335	$17,520,941	$17,594,276	$14,562	(2)

Commercial real estate:
Retail properties	$19,372	$1,228	$5,252	$25,852	$1,237,717	$1,263,569	$—
Multi family	2,425	943	6,726	10,094	1,015,497	1,025,591	—
Office	1,635	545	12,700	14,880	927,413	942,293	—
Industrial and warehouse	465	3,714	4,395	8,574	464,319	472,893	—
Purchased credit-impaired	1,311	—	39,142	40,453	41,620	82,073	39,142
Other commercial real estate	5,922	1,134	7,192	14,248	1,049,427	1,063,675	—

Total commercial real estate	$31,130	$7,564	$75,407	$114,101	$4,735,993	$4,850,094	$39,142	(2)
Automobile	$45,174	$8,863	$5,140	$59,177	$6,579,536	$6,638,713	$5,055
Home equity
Secured by first-lien	$20,551	$8,746	$28,472	$57,769	$4,784,375	$4,842,144	$6,338
Secured by junior-lien	28,965	13,071	31,392	73,428	3,420,746	3,494,174	7,645

Total home equity	$49,516	$21,817	$59,864	$131,197	$8,205,121	$8,336,318	$13,983
Residential mortgage
Residential mortgage	$101,584	$41,784	$158,956	$302,324	$5,016,266	$5,318,590	$90,115
Purchased credit-impaired	194	—	339	533	1,965	2,498	339

Total residential mortgage	$101,778	$41,784	$159,295	$302,857	$5,018,231	$5,321,088	$90,454	(4)
Other consumer
Other consumer	$6,465	$1,276	$998	$8,739	$371,143	$379,882	$998
Purchased credit-impaired	69	—	—	69	60	129	—

Total other consumer	$6,534	$1,276	$998	$8,808	$371,203	$380,011	$998
Total loans and leases	$250,650	$86,691	$352,134	$689,475	$42,431,025	$43,120,500	$164,194

(1)	NALs are included in this aging analysis based on the loan's past due status.
(2)	All amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $51,641 thousand guaranteed by the U.S. government.
(4)	Includes $87,985 thousand guaranteed by the U.S. government.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as healthcare, ABL, and energy, and the overall condition of the manufacturing industry. Also, the ACL determination includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s board of directors.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and six-month periods ended June 30, 2014 and 2013:

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended June 30, 2014:
ALLL balance, beginning of period	$266,979	$160,306	$25,178	$113,177	$39,068	$27,210	$631,918
Loan charge-offs	(23,245)	(2,998)	(6,632)	(13,201)	(6,062)	(6,689)	(58,827)
Recoveries of loans previously charged-off	12,648	5,189	3,706	4,710	2,656	1,275	30,184
Provision for loan and lease losses	22,130	(25,151)	4,906	1,257	11,529	17,155	31,826
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—

ALLL balance, end of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101

AULC balance, beginning of period	$46,316	$9,127	$—	$1,791	$8	$2,126	$59,368
Provision for unfunded loan commitments and letters of credit	(1,566)	(1,597)	—	186	—	536	(2,441)

AULC balance, end of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927

ACL balance, end of period	$323,262	$144,876	$27,158	$107,920	$47,199	$41,613	$692,028

Six-month period ended June 30, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(39,582)	(13,108)	(14,676)	(34,260)	(15,048)	(15,164)	(131,838)
Recoveries of loans previously charged-off	20,379	16,286	7,108	10,082	3,783	2,571	60,209
Provision for loan and lease losses	31,914	(28,389)	3,673	18,990	18,879	14,920	59,987
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)

ALLL balance, end of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for unfunded loan commitments and letters of credit	(4,846)	(2,361)	—	214	(1)	1,022	(5,972)

AULC balance, end of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927

ACL balance, end of period	$323,262	$144,876	$27,158	$107,920	$47,199	$41,613	$692,028

	Commercial	Commercial		Home	Residential	Other
(dollar amounts in thousands)	and Industrial	Real Estate	Automobile	Equity	Mortgage	Consumer	Total
Three-month period ended June 30, 2013:
ALLL balance, beginning of period	$238,098	$267,436	$35,973	$115,858	$63,062	$26,342	$746,769
Loan charge-offs	(8,981)	(14,194)	(5,219)	(17,766)	(9,692)	(7,386)	(63,238)
Recoveries of loans previously charged-off	7,395	11,810	3,756	3,112	1,072	1,303	28,448
Provision for loan and lease losses	(2,833)	(9,203)	5,480	14,422	9,617	3,871	21,354
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(257)	—	(257)

ALLL balance, end of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076

AULC balance, beginning of period	$33,835	$4,404	$—	$1,912	$6	$698	$40,855
Provision for unfunded loan commitments and letters of credit	3,636	4	—	(224)	—	(48)	3,368

AULC balance, end of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223

ACL balance, end of period	$271,150	$260,257	$39,990	$117,314	$63,808	$24,780	$777,299

Six-month period ended June 30, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(21,994)	(36,561)	(10,907)	(44,298)	(17,593)	(16,027)	(147,380)
Recoveries of loans previously charged-off	17,091	21,400	6,850	9,661	2,825	3,076	60,903
Provision for loan and lease losses	(2,469)	(14,359)	9,068	31,499	17,176	9,827	50,742
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(264)	—	(264)

ALLL balance, end of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	3,603	(332)	—	332	3	(34)	3,572

AULC balance, end of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223

ACL balance, end of period	$271,150	$260,257	$39,990	$117,314	$63,808	$24,780	$777,299

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

For all classes within all consumer loan portfolios, each loan is assigned a specific PD factor that is partially based on the borrower’s most recent credit bureau score, which we update quarterly. A credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.

Huntington assesses the risk in the loan portfolio by utilizing numerous risk characteristics. The classifications described above, and also presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management processes. The current portfolio distribution shows improvement in the risk categories across all segments compared to December 31, 2013.

The following table presents each loan and lease class by credit quality indicator at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,001,530	$105,226	$158,574	$5,983	$4,271,313
Purchased credit-impaired	4,307	672	26,167	4,231	35,377
Other commercial and industrial	13,941,853	222,642	414,020	14,253	14,592,768

Total commercial and industrial	$17,947,690	$328,540	$598,761	$24,467	$18,899,458
Commercial real estate:
Retail properties	$1,308,627	$9,349	$57,460	$810	$1,376,246
Multi family	998,890	14,482	42,955	400	1,056,727
Office	834,505	25,288	83,871	2,001	945,665
Industrial and warehouse	486,423	2,362	25,918	—	514,703
Purchased credit-impaired	7,144	100	48,989	1,062	57,295
Other commercial real estate	962,005	9,271	67,615	790	1,039,681

Total commercial real estate	$4,597,594	$60,852	$326,808	$5,063	$4,990,317

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$3,633,353	$2,888,327	$943,156	$220,889	$7,685,725
Home equity:
Secured by first-lien	$3,108,652	$1,352,840	$275,292	$215,878	$4,952,662
Secured by junior-lien	1,821,778	1,123,018	376,909	130,711	3,452,416

Total home equity	$4,930,430	$2,475,858	$652,201	$346,589	$8,405,078
Residential mortgage:
Residential mortgage	$3,191,048	$1,755,629	$649,868	$108,520	$5,705,065
Purchased credit-impaired	591	1,168	600	—	2,359

Total residential mortgage	$3,191,639	$1,756,797	$650,468	$108,520	$5,707,424
Other consumer:
Other consumer	$172,405	$166,257	$42,440	$10,618	$391,720
Purchased credit-impaired	—	53	—	—	53

Total other consumer	$172,405	$166,310	$42,440	$10,618	$391,773

	December 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,052,579	$130,645	$155,994	$8,654	$4,347,872
Purchased credit-impaired	5,015	661	27,693	2,157	35,526
Other commercial and industrial	12,630,512	211,860	364,343	4,163	13,210,878

Total commercial and industrial	$16,688,106	$343,166	$548,030	$14,974	$17,594,276
Commercial real estate:
Retail properties	$1,153,747	$16,003	$93,819	$—	$1,263,569
Multi family	972,526	16,540	36,411	114	1,025,591
Office	847,411	4,866	87,722	2,294	942,293
Industrial and warehouse	431,057	14,138	27,698	—	472,893
Purchased credit-impaired	13,127	3,586	62,577	2,783	82,073
Other commercial real estate	977,987	16,270	68,653	765	1,063,675

Total commercial real estate	$4,395,855	$71,403	$376,880	$5,956	$4,850,094

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,987,323	$2,517,756	$945,604	$188,030	$6,638,713
Home equity:
Secured by first-lien	$3,018,784	$1,412,445	$299,681	$111,234	$4,842,144
Secured by junior-lien	1,811,102	1,213,024	413,695	56,353	3,494,174

Total home equity	$4,829,886	$2,625,469	$713,376	$167,587	$8,336,318
Residential mortgage
Residential mortgage	$2,837,590	$1,710,183	$699,541	$71,276	$5,318,590
Purchased credit-impaired	588	989	921	—	2,498

Total residential mortgage	$2,838,178	$1,711,172	$700,462	$71,276	$5,321,088
Other consumer
Other consumer	$161,858	$157,675	$45,370	$14,979	$379,882
Purchased credit-impaired	—	60	69	—	129

Total other consumer	$161,858	$157,735	$45,439	$14,979	$380,011

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

Impaired Loans

For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are considered for individual evaluation on a quarterly basis for impairment. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.

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

When a loan in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral, less anticipated selling costs, if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. A specific reserve is established as a component of the ALLL when a commercial loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, Huntington recalculates the impairment and appropriately adjusts the specific reserve. Similarly, if Huntington measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, Huntington will adjust the specific reserve. The consumer portfolios are assessed on a pooled basis using a discounted cash flow basis.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at June 30, 2014 and December 31, 2013:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at June 30, 2014:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,858	$—	$—	$—	$213	$10	$3,081
Attributable to loans individually evaluated for impairment	15,902	27,524	1,017	22,680	21,338	125	88,586
Attributable to loans collectively evaluated for impairment	259,752	109,822	26,141	83,263	25,640	38,816	543,434

Total ALLL balance	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101

Loan and Lease Ending Balances at June 30, 2014:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$35,377	$57,295	$—	$—	$2,359	$53	$95,084
Individually evaluated for impairment	157,727	269,301	36,120	269,539	405,402	3,616	1,141,705
Collectively evaluated for impairment	18,706,354	4,663,721	7,649,605	8,135,539	5,299,663	388,104	44,842,986

Total loans and leases evaluated for impairment	$18,899,458	$4,990,317	$7,685,725	$8,405,078	$5,707,424	$391,773	$46,079,775

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2013
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,404	$—	$—	$—	$36	$—	$2,440
Attributable to loans individually evaluated for impairment	6,129	34,935	682	8,003	10,555	136	60,440
Attributable to loans collectively evaluated for impairment	257,268	127,622	30,371	103,128	28,986	37,615	584,990

Total ALLL balance:	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

Loan and Lease Ending Balances at December 31, 2013
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$35,526	$82,073	$—	$—	$2,498	$129	$120,226
Individually evaluated for impairment	108,316	268,362	37,084	208,981	387,937	1,041	1,011,721
Collectively evaluated for impairment	17,450,434	4,499,659	6,601,629	8,127,337	4,930,653	378,841	41,988,553

Total loans and leases evaluated for impairment	$17,594,276	$4,850,094	$6,638,713	$8,336,318	$5,321,088	$380,011	$43,120,500

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

				Three Months Ended		Six Months Ended
	June 30, 2014			June 30, 2014		June 30, 2014
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$3,012	$3,012	$—	$3,680	$35	$4,293	$84
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	8,739	17,408	—	7,558	89	7,584	186

Total commercial and industrial	$11,751	$20,420	$—	$11,238	$124	$11,877	$270
Commercial real estate:
Retail properties	$51,004	$52,562	$—	$55,039	$632	$54,665	$1,237
Multi family	—	—	—	—	—	—	—
Office	4,861	8,499	—	2,394	40	4,400	229
Industrial and warehouse	4,628	4,687	—	5,114	68	7,100	176
Purchased credit-impaired	57,295	123,030	—	67,008	5,315	72,030	7,733
Other commercial real estate	9,280	9,761	—	6,849	79	6,338	136

Total commercial real estate	$127,068	$198,539	$—	$136,404	$6,134	$144,533	$9,511
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,746	$44,604	$3,092	$40,748	$390	$39,796	$789
Purchased credit-impaired	35,377	51,621	2,858	35,887	3,282	35,767	4,775
Other commercial and industrial	105,230	123,442	12,810	78,200	688	64,840	1,279

Total commercial and industrial	$181,353	$219,667	$18,760	$154,835	$4,360	$140,403	$6,843
Commercial real estate: (4)
Retail properties	$68,573	$96,764	$5,423	$64,092	$487	$66,349	$1,064
Multi family	16,903	22,390	2,462	17,024	164	15,827	315
Office	52,647	55,030	8,622	54,025	610	52,723	1,146
Industrial and warehouse	8,015	8,958	693	8,658	61	8,897	109
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	53,390	63,443	10,324	50,778	541	47,501	1,015

Total commercial real estate	$199,528	$246,585	$27,524	$194,577	$1,863	$191,297	$3,649

Automobile	$36,120	$36,366	$1,017	$34,594	$719	$35,424	$1,402
Home equity:
Secured by first-lien	$130,081	$136,330	$7,453	$122,449	$1,371	$118,307	$2,610
Secured by junior-lien	139,458	178,767	15,227	123,839	1,547	115,545	2,861

Total home equity	$269,539	$315,097	$22,680	$246,288	$2,918	$233,852	$5,471
Residential mortgage (6):
Residential mortgage	$405,402	$454,662	$21,338	$387,019	$2,984	$387,325	$5,848
Purchased credit-impaired	2,359	3,242	213	2,308	219	2,371	318

Total residential mortgage	$407,761	$457,904	$21,551	$389,327	$3,203	$389,696	$6,166
Other consumer:
Other consumer	$3,616	$3,651	$125	$2,731	$60	$2,168	$93
Purchased credit-impaired	53	133	10	90	5	103	7

Total other consumer	$3,669	$3,784	$135	$2,821	$65	$2,271	$100

				Three Months Ended		Six Months Ended
	December 31, 2013			June 30, 2013		June 30, 2013
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,332	$5,373	$—	$4,668	$42	$4,204	$84
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	11,884	15,031	—	6,603	71	11,456	306

Total commercial and industrial	$17,216	$20,404	$—	$11,271	$113	$15,660	$390
Commercial real estate:
Retail properties	$55,773	$64,780	$—	$48,806	$606	$51,522	$1,310
Multi family	—	—	—	4,662	70	5,152	158
Office	9,069	13,721	—	12,473	311	15,161	531
Industrial and warehouse	9,682	10,803	—	10,625	152	12,560	349
Purchased credit-impaired	82,073	154,869	—	112,163	2,531	117,083	4,753
Other commercial real estate	6,002	6,924	—	9,250	127	9,764	224

Total commercial real estate	$162,599	$251,097	$—	$197,979	$3,797	$211,242	$7,325
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	129	219	—	144	3	143	6

Total other consumer	$129	$219	$—	$144	$3	$143	$6
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,271	$52,810	$3,421	$42,193	$340	$43,158	$691
Purchased credit-impaired	35,526	50,798	2,404	51,784	1,198	52,682	2,249
Other commercial and industrial	50,829	64,497	2,708	73,533	966	62,427	1,624

Total commercial and industrial	$126,626	$168,105	$8,533	$167,510	$2,504	$158,267	$4,564

Commercial real estate: (4)
Retail properties	$72,339	$93,395	$5,984	$53,584	$399	$54,780	$855
Multi family	13,484	15,408	1,944	15,058	154	15,961	331
Office	50,307	54,921	9,927	48,321	417	45,158	801
Industrial and warehouse	9,162	10,561	808	19,138	183	19,624	368
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	42,544	50,960	16,272	34,941	439	39,967	818

Total commercial real estate	$187,836	$225,245	$34,935	$171,042	$1,592	$175,490	$3,173
Automobile	$37,084	$38,758	$682	$40,830	$866	$41,756	$1,303
Home equity:
Secured by first-lien	$110,024	$116,846	$2,396	$99,684	$950	$91,875	$1,892
Secured by junior-lien	98,957	143,967	5,607	59,971	721	53,739	1,313

Total home equity	$208,981	$260,813	$8,003	$159,655	$1,671	$145,614	$3,205
Residential mortgage (6):
Residential mortgage	$387,937	$427,924	$10,555	$373,426	$2,870	$373,793	$5,742
Purchased credit-impaired	2,498	3,681	36	2,200	49	2,214	92

Total residential mortgage	$390,435	$431,605	$10,591	$375,626	$2,919	$376,007	$5,834
Other consumer:
Other consumer	$1,041	$1,041	$136	$2,948	$32	$2,851	$55
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$1,041	$1,041	$136	$2,948	$32	$2,851	$55

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At June 30, 2014, $49,999 thousand of the $181,353 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $43,805 thousand of the $126,626 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At June 30, 2014, $27,691 thousand of the $199,528 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $24,805 thousand of the $187,836 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At June 30, 2014, $28,188 thousand of the $407,761 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2013, $49,225 thousand of the $390,435 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2014 and 2013, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2014 and 2013:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1)
	June 30, 2014			June 30, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	9	$857	$21	5	$607	$(7)
Amortization or maturity date change	19	3,728	(66)	22	4,161	13
Other	2	976	(34)	3	751	90

Total C&I—Owner occupied	30	$5,561	$(79)	30	$5,519	$96
C&I—Other commercial and industrial:
Interest rate reduction	9	$17,487	$(1,774)	7	$25,187	$446
Amortization or maturity date change	55	20,780	(579)	31	15,573	690
Other	6	2,304	(92)	7	1,961	—

Total C&I—Other commercial and industrial	70	$40,571	$(2,445)	45	$42,721	$1,136
CRE—Retail properties:
Interest rate reduction	—	$—	$—	2	$738	$(3)
Amortization or maturity date change	5	9,911	(233)	2	404	(1)
Other	3	3,868	56	3	5,894	1,201

Total CRE—Retail properties	8	$13,779	$(177)	7	$7,036	$1,197
CRE—Multi family:
Interest rate reduction	1	$95	$—	3	$487	$(1)
Amortization or maturity date change	7	177	(2)	6	493	8
Other	2	3,976	62	1	3,927	26

Total CRE—Multi family	10	$4,248	$60	10	$4,907	$33
CRE—Office:
Interest rate reduction	—	$—	$—	4	$6,080	$1,656
Amortization or maturity date change	6	6,084	(360)	2	479	11
Other	3	14,127	(3,482)	2	282	—

Total CRE—Office	9	$20,211	$(3,842)	8	$6,841	$1,667
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	2	2,384	216	2	452	(4)

Total CRE—Industrial and Warehouse	2	$2,384	$216	2	$452	$(4)
CRE—Other commercial real estate:
Interest rate reduction	1	$715	$44	2	$847	$53
Amortization or maturity date change	23	26,469	(2,900)	4	700	2
Other	—	—	—	1	352	(1)

Total CRE—Other commercial real estate	24	$27,184	$(2,856)	7	$1,899	$54

Automobile:
Interest rate reduction	47	$426	$8	4	$31	$—
Amortization or maturity date change	963	5,878	35	360	1,986	(14)
Chapter 7 bankruptcy	138	1,010	(15)	464	2,649	241

Total Automobile	1,148	$7,314	$28	828	$4,666	$227
Residential mortgage:
Interest rate reduction	7	$1,445	$(42)	26	$2,056	$7
Amortization or maturity date change	149	23,284	452	123	15,347	44
Chapter 7 bankruptcy	32	3,484	93	21	1,751	310
Other	2	194	5	6	577	14

Total Residential mortgage	190	$28,407	$508	176	$19,731	$375
First-lien home equity:
Interest rate reduction	45	$4,158	$413	43	$3,652	$279
Amortization or maturity date change	95	8,574	95	48	3,550	(193)
Chapter 7 bankruptcy	22	1,032	97	16	987	37

Total First-lien home equity	162	$13,764	$605	107	$8,189	$123
Junior-lien home equity:
Interest rate reduction	81	$2,955	$220	11	$599	$105
Amortization or maturity date change	392	15,425	(1,740)	313	12,488	(1,175)
Chapter 7 bankruptcy	44	688	902	55	568	1,349

Total Junior-lien home equity	517	$19,068	$(618)	379	$13,655	$279
Other consumer:
Interest rate reduction	—	$—	$—	2	$195	$41
Amortization or maturity date change	26	1,115	(22)	1	1	—
Chapter 7 bankruptcy	16	418	(50)	3	143	40

Total Other consumer	42	$1,533	$(72)	6	$339	$81
Total new troubled debt restructurings	2,212	$184,024	$(8,672)	1,605	$115,955	$5,264

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Six-Month Period Ended(1)
	June 30, 2014			June 30, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)
C&I—Owner occupied:
Interest rate reduction	15	$1,781	$21	14	$5,275	$(472)
Amortization or maturity date change	37	8,337	(62)	33	9,014	(12)
Other	4	1,816	(35)	8	2,424	89

Total C&I—Owner occupied	56	$11,934	$(76)	55	$16,713	$(395)
C&I—Other commercial and industrial:
Interest rate reduction	19	$45,481	$(1,921)	12	$42,756	$447
Amortization or maturity date change	109	53,380	358	66	37,633	3,395
Other	10	6,670	(68)	14	7,000	211

Total C&I—Other commercial and industrial	138	$105,531	$(1,631)	92	$87,389	$4,053

CRE—Retail properties:
Interest rate reduction	3	$11,105	$421	2	$738	$(3)
Amortization or maturity date change	10	22,149	(181)	6	903	(2)
Other	9	13,765	(35)	5	9,723	1,182

Total CRE—Retail properties	22	$47,019	$205	13	$11,364	$1,177
CRE—Multi family:
Interest rate reduction	11	$740	$—	6	$2,651	$10
Amortization or maturity date change	11	380	(2)	8	1,235	7
Other	4	4,299	62	2	7,883	(7)

Total CRE—Multi family	26	$5,419	$60	16	$11,769	$10
CRE—Office:
Interest rate reduction	2	$120	$(1)	4	$6,080	$1,656
Amortization or maturity date change	10	9,216	(360)	7	4,343	23
Other	4	24,911	(3,482)	2	282	—

Total CRE—Office	16	$34,247	$(3,843)	13	$10,705	$1,679
CRE—Industrial and warehouse:
Interest rate reduction	2	$4,046	$—	—	$—	$—
Amortization or maturity date change	5	3,557	212	5	1,093	(3)
Other	1	977	—	1	5,867	—

Total CRE—Industrial and Warehouse	8	$8,580	$212	6	$6,960	$(3)
CRE—Other commercial real estate:
Interest rate reduction	5	$5,019	$51	9	$1,490	$52
Amortization or maturity date change	44	73,005	(2,775)	4	700	2
Other	2	928	(1)	1	352	(1)

Total CRE—Other commercial real estate	51	$78,952	$(2,725)	14	$2,542	$53
Automobile:
Interest rate reduction	48	$428	$8	8	$73	$—
Amortization or maturity date change	1,169	7,227	27	688	3,911	(34)
Chapter 7 bankruptcy	318	2,371	(41)	713	4,288	377
Other	—	—	—	—	—	—

Total Automobile	1,535	$10,026	$(6)	1,409	$8,272	$343
Residential mortgage:
Interest rate reduction	15	$2,233	$(24)	32	$8,473	$(36)
Amortization or maturity date change	217	31,302	555	177	23,011	69
Chapter 7 bankruptcy	117	12,491	375	65	6,590	443
Other	3	299	5	12	1,285	30

Total Residential mortgage	352	$46,325	$911	286	$39,359	$506

First-lien home equity:
Interest rate reduction	95	$7,966	$604	59	$5,314	$421
Amortization or maturity date change	135	11,164	(331)	77	5,550	(569)
Chapter 7 bankruptcy	43	2,422	100	58	3,454	614
Other	—	—	—	—	—	—

Total First-lien home equity	273	$21,552	$373	194	$14,318	$466
Junior-lien home equity:
Interest rate reduction	168	$5,822	$170	16	$749	$125
Amortization or maturity date change	633	25,085	(3,592)	540	21,371	(2,367)
Chapter 7 bankruptcy	103	1,613	1,438	180	2,257	3,119
Other	—	—	—	—	—	—

Total Junior-lien home equity	904	$32,520	$(1,984)	736	$24,377	$877
Other consumer:
Interest rate reduction	—	$—	$—	3	$219	$42
Amortization or maturity date change	30	1,135	(22)	5	64	2
Chapter 7 bankruptcy	19	441	(51)	17	280	56
Other	—	—	—	—	—	—

Total Other consumer	49	$1,576	$(73)	25	$563	$100
Total new troubled debt restructurings	3,430	$403,681	$(8,577)	2,859	$234,331	$8,866

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month and six-month periods ended June 30, 2014 and 2013:

	Troubled Debt Restructurings That Have Redefaulted(1)
	Within One Year Of Modification During The Three Months Ended
	June 30, 2014		June 30, 2013
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	400	1	—
Other	—	—	4	736

Total C&I—Owner occupied	2	$400	5	$736
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	720	3	116
Other	—	—	—	—

Total C&I—Other commercial and industrial	3	$720	3	$116
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Retail properties	—	$—	—	$—

CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	212	—	—
Other	—	—	—	—

Total CRE—Multi family	1	$212	—	$—
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	493	2	1,131
Other	—	—	—	—

Total CRE—Office	1	$493	2	$1,131
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	49
Other	—	—	1	5

Total CRE—Other commercial real estate	—	$—	2	$54
Automobile:
Interest rate reduction	—	$—	1	$19
Amortization or maturity date change	7	78	7	90
Chapter 7 bankruptcy	24	161	31	146
Other	—	—	—	—

Total Automobile	31	$239	39	$255
Residential mortgage:
Interest rate reduction	1	$220	—	$—
Amortization or maturity date change	15	1,596	15	2,629
Chapter 7 bankruptcy	8	433	19	1,304
Other	—	—	1	317

Total Residential mortgage	24	$2,249	35	$4,250
First-lien home equity:
Interest rate reduction	1	$50	—	$—
Amortization or maturity date change	4	315	—	—
Chapter 7 bankruptcy	5	399	2	18
Other	—	—	—	—

Total First-lien home equity	10	$764	2	$18
Junior-lien home equity:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	8	368	1	57
Chapter 7 bankruptcy	6	26	6	160
Other	—	—	—	—

Total Junior-lien home equity	14	$394	7	$217
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	—	$—	—	$—
Total troubled debt restructurings with subsequent redefault	86	$5,471	95	$6,777

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

	Troubled Debt Restructurings That Have Redefaulted(1)
	Within One Year of Modification During The Six Months Ended
	June 30, 2014		June 30, 2013
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	400	4	471
Other	1	230	7	1,203

Total C&I—Owner occupied	3	$630	11	$1,674
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	7	1,044	9	116
Other	—	—	—	—

Total C&I—Other commercial and industrial	7	$1,044	9	$116
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	835
Other	—	—	—	—

Total CRE—Retail properties	—	$—	3	$835
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	212	—	—
Other	—	—	—	—

Total CRE—Multi family	1	$212	—	$—
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	493	2	1,131
Other	—	—	—	—

Total CRE—Office	1	$493	2	$1,131
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	561	1	49
Other	—	—	1	5

Total CRE—Other commercial real estate	1	$561	2	$54

Automobile:
Interest rate reduction	—	$—	1	$19
Amortization or maturity date change	26	182	20	187
Chapter 7 bankruptcy	37	231	98	461
Other	—	—	—	—

Total Automobile	63	$413	119	$667
Residential mortgage:
Interest rate reduction	3	$350	—	$—
Amortization or maturity date change	44	5,054	37	5,387
Chapter 7 bankruptcy	23	1,945	36	3,168
Other	—	—	2	418

Total Residential mortgage	70	$7,349	75	$8,973
First-lien home equity:
Interest rate reduction	2	$163	—	$—
Amortization or maturity date change	8	930	—	—
Chapter 7 bankruptcy	8	600	6	749
Other	—	—	—	—

Total First-lien home equity	18	$1,693	6	$749
Junior-lien home equity:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	14	698	1	57
Chapter 7 bankruptcy	22	596	20	569
Other	—	—	—	—

Total Junior-lien home equity	36	$1,294	21	$626
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	1	2
Other	—	—	—	—

Total Other consumer	—	$—	1	$2
Total troubled debt restructurings with subsequent redefault	170	$11,860	249	$14,827

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At June 30, 2014, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of June 30, 2014, these borrowings and advances are secured by $18.1 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$50,112	$50,191	$50,793	$51,086
1-5 years	506	518	507	516
6-10 years	—	—	—	—
Over 10 years	—	—	1	2

Total U.S. Treasury	50,618	50,709	51,301	51,604

Federal agencies: mortgage-backed securities:
Under 1 year	14,669	14,735	16,548	16,607
1-5 years	253,110	256,259	164,794	166,946
6-10 years	331,483	338,205	440,116	443,456
Over 10 years	4,106,656	4,138,667	2,940,986	2,939,212

Total Federal agencies: mortgage-backed securities	4,705,918	4,747,866	3,562,444	3,566,221

Other agencies:
Under 1 year	33,624	34,040	2,833	2,880
1-5 years	9,727	10,253	291,726	297,510
6-10 years	33,613	33,801	19,318	19,498
Over 10 years	61,136	61,532	—	—

Total other agencies	138,100	139,626	313,877	319,888

Total U.S. Government backed agencies	4,894,636	4,938,201	3,927,622	3,937,713

Municipal securities:
Under 1 year	246,054	244,167	191,788	190,762
1-5 years	247,963	249,887	206,719	211,916
6-10 years	807,081	813,171	556,873	554,772
Over 10 years	386,146	386,196	184,883	188,542

Total municipal securities	1,687,244	1,693,421	1,140,263	1,145,992

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	1,664	1,744	1,997	2,089
Over 10 years	45,785	44,055	49,241	47,015

Total private-label CMO	47,449	45,799	51,238	49,104

Asset-backed securities:
Under 1 year	5,289	5,290	—	—
1-5 years	324,832	327,084	434,825	438,156
6-10 years	84,740	84,643	260,354	260,880
Over 10 years	628,313	562,981	477,105	392,004

Total asset-backed securities	1,043,174	979,998	1,172,284	1,091,040

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	—	—	280,595	285,874
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	—	—	280,595	285,874

Corporate debt:
Under 1 year	501	506	903	916
1-5 years	295,820	307,892	283,079	292,989
6-10 years	173,895	172,067	161,398	152,608
Over 10 years	—	—	10,113	10,727

Total corporate debt	470,216	480,465	455,493	457,240

Other:
Under 1 year	750	750	500	500
1-5 years	3,150	3,066	3,399	3,327
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	331,060	331,060	320,991	320,992
Marketable equity securities	17,452	18,277	16,522	16,971

Total other	352,412	353,153	341,412	341,790

Total available-for-sale and other securities	$8,495,131	$8,491,037	$7,368,907	$7,308,753

Other securities at June 30, 2014 and December 31, 2013 include $157.0 million and $165.6 million of stock issued by the FHLB of Cincinnati, and $174.0 million and $155.4 million, respectively, of Federal Reserve Bank stock. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at June 30, 2014 and December 31, 2013:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2014
U.S. Treasury	$50,618	$91	$—	$50,709
Federal agencies:
Mortgage-backed securities	4,705,918	62,906	(20,958)	4,747,866
Other agencies	138,100	1,653	(127)	139,626

Total U.S. Government backed securities	4,894,636	64,650	(21,085)	4,938,201
Municipal securities (1)	1,687,244	27,978	(21,801)	1,693,421
Private-label CMO	47,449	1,238	(2,888)	45,799
Asset-backed securities	1,043,174	4,421	(67,597)	979,998
Covered bonds	—	—	—	—
Corporate debt	470,216	12,953	(2,704)	480,465
Other securities	352,412	876	(135)	353,153

Total available-for-sale and other securities	$8,495,131	$112,116	$(116,210)	$8,491,037

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
U.S. Treasury	$51,301	$303	$—	$51,604
Federal agencies:
Mortgage-backed securities	3,562,444	42,319	(38,542)	3,566,221
Other agencies	313,877	6,105	(94)	319,888

Total U.S. Government backed securities	3,927,622	48,727	(38,636)	3,937,713
Municipal securities (2)	1,140,263	18,825	(13,096)	1,145,992
Private-label CMO	51,238	1,188	(3,322)	49,104
Asset-backed securities	1,172,284	6,771	(88,015)	1,091,040
Covered bonds	280,595	5,279	—	285,874
Corporate debt	455,493	11,241	(9,494)	457,240
Other securities	341,412	511	(133)	341,790

Total available-for-sale and other securities	$7,368,907	$92,542	$(152,696)	$7,308,753

(1)	On May 20, 2014 approximately $208.2 million of municipal equipment finance instruments were acquired.
(2)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

At June 30, 2014, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.4 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at June 30, 2014.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at June 30, 2014 and December 31, 2013:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Federal agencies:
Mortgage-backed securities	724,180	(3,704)	470,997	(17,254)	1,195,177	(20,958)
Other agencies	33,657	(105)	1,287	(22)	34,944	(127)

Total U.S. Government backed securities	757,837	(3,809)	472,284	(17,276)	1,230,121	(21,085)
Municipal securities	579,519	(19,774)	171,530	(2,027)	751,049	(21,801)
Private-label CMO	—	—	22,969	(2,888)	22,969	(2,888)
Asset-backed securities	95,813	(296)	347,932	(67,301)	443,745	(67,597)
Corporate debt	10,618	(58)	114,664	(2,646)	125,282	(2,704)
Other securities	1,543	(51)	1,416	(84)	2,959	(135)

Total temporarily impaired securities	$1,445,330	$(23,988)	$1,130,795	$(92,222)	$2,576,125	$(116,210)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	1,628,454	(37,174)	12,682	(1,368)	1,641,136	(38,542)
Other agencies	2,069	(94)	—	—	2,069	(94)

Total U.S. Government backed securities	1,630,523	(37,268)	12,682	(1,368)	1,643,205	(38,636)
Municipal securities	551,114	(12,395)	7,531	(701)	558,645	(13,096)
Private-label CMO	—	—	22,639	(3,322)	22,639	(3,322)
Asset-backed securities	391,665	(9,720)	107,419	(78,295)	499,084	(88,015)
Covered bonds	—	—	—	—	—	—
Corporate debt	146,308	(7,729)	26,155	(1,765)	172,463	(9,494)
Other securities	3,078	(72)	2,530	(61)	5,608	(133)

Total temporarily impaired securities	$2,722,688	$(67,184)	$178,956	$(85,512)	$2,901,644	$(152,696)

The following table is a summary of realized securities gains and losses for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Gross gains on sales of securities	$490	$988	$17,480	$1,187
Gross (losses) on sales of securities	—	(378)	(20)	(390)

Net gain on sales of securities	$490	$610	$17,460	$797

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the CDO and 2003-2006 vintage private-label CMO portfolios. Of the $45.8 million of the private-label CMO securities reported at fair value at June 30, 2014, approximately $20.6 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003-2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at June 30, 2014.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at June 30, 2014. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data

June 30, 2014

(dollar amounts in thousands)

							Actual Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
		Amortized	Fair	Unrealized	Credit	Performing/	Original	Performing	Excess
Deal Name	Par Value	Cost	Value	Loss (2)	Rating(3)	Remaining(4)	Collateral	Collateral	Subordination(5)
Alesco II (1)	$41,646	$29,235	$14,722	$(14,513)	C	29/33	10%	9%	—%
ICONS	20,000	20,000	15,878	(4,122)	BB	20/21	3	14	50
I-Pre TSL II	7,084	7,067	6,825	(242)	A	19/21	5	10	90
MM Comm III	5,626	5,375	4,402	(973)	BB	5/9	5	9	33
Pre TSL IX (1)	5,000	3,955	2,301	(1,654)	C	29/41	19	10	6
Pre TSL XI (1)	25,000	20,867	11,135	(9,732)	C	43/58	17	10	5
Pre TSL XIII (1)	27,530	20,506	12,746	(7,760)	C	44/59	18	17	10
Reg Diversified (1)	25,500	6,908	954	(5,954)	D	23/41	38	10	—
Soloso (1)	12,500	2,440	260	(2,180)	C	38/61	28	20	—
Tropic III	31,000	31,000	14,623	(16,377)	CCC+	26/40	24	11	37

Total at June 30, 2014	$200,886	$147,353	$83,846	$(63,507)

Total at December 31, 2013	$214,419	$161,730	$84,136	$(77,594)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 2.3% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 31% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.3% to LIBOR plus 13.5% as of June 30, 2014. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At June 30, 2014, we had investments in ten different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS and I-Pre TSL II pools that were not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold these securities to recovery under the final Volcker Rule regulations.

For the three-month and six-month periods ended June 30, 2014 and 2013, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Available-for-sale and other securities:
Alt-A Mortgage-backed	$—	$—	$—	$—
Pooled-trust-preferred	—	(1,020)	—	(1,380)
Private label CMO	—	—	—	(336)

Total debt securities	—	(1,020)	—	(1,716)

Equity securities	—	—	—	—

Total available-for-sale and other securities	$—	$(1,020)	$—	$(1,716)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and six-month periods ended June 30, 2014 and 2013 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Balance, beginning of period	$30,869	$50,129	$30,869	$49,433
Reductions from sales/maturities	—	(1,298)	—	(1,298)
Credit losses not previously recognized	—	—	—	—
Additional credit losses	—	1,020	—	1,716

Balance, end of period	$30,869	$49,851	$30,869	$49,851

As of June 30, 2014, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	23,780	24,901	22,549
Over 10 years	3,368,697	3,360,926	3,574,156	3,506,018

Total Federal agencies: mortgage-backed securities	3,393,598	3,384,706	3,599,057	3,528,567

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	56,674	57,331	38,588	39,075
Over 10 years	163,068	160,911	189,999	185,097

Total other agencies	219,742	218,242	228,587	224,172

Total U.S. Government backed agencies	3,613,340	3,602,948	3,827,644	3,752,739

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	8,655	8,313	9,023	8,159

Total municipal securities	8,655	8,313	9,023	8,159

Total held-to-maturity securities	$3,621,995	$3,611,261	$3,836,667	$3,760,898

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at June 30, 2014 and December 31, 2013:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
June 30, 2014
Federal Agencies:
Mortgage-backed securities	$3,393,598	$22,638	$(31,530)	$3,384,706
Other agencies	219,742	928	(2,428)	218,242

Total U.S. Government backed securities	3,613,340	23,566	(33,958)	3,602,948
Municipal securities	8,655	—	(342)	8,313

Total held-to-maturity securities	$3,621,995	$23,566	$(34,300)	$3,611,261

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$3,599,057	$5,573	$(76,063)	$3,528,567
Other agencies	228,587	776	(5,191)	224,172

Total U.S. Government backed securities	3,827,644	6,349	(81,254)	3,752,739
Municipal securities	9,023	—	(864)	8,159

Total held-to-maturity securities	$3,836,667	$6,349	$(82,118)	$3,760,898

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Federal Agencies:
Mortgage-backed securities	$1,172,741	$(12,372)	$574,627	$(19,158)	$1,747,368	$(31,530)
Other agencies	18,849	(49)	73,545	(2,379)	92,394	(2,428)

Total U.S. Government backed securities	1,191,590	(12,421)	648,172	(21,537)	1,839,762	(33,958)
Municipal securities	8,313	(342)	—	—	8,313	(342)

Total temporarily impaired securities	$1,199,903	$(12,763)	$648,172	$(21,537)	$1,848,075	$(34,300)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$2,849,198	$(73,711)	$22,548	$(2,352)	$2,871,746	$(76,063)
Other agencies	144,417	(5,191)	—	—	144,417	(5,191)

Total U.S. Government backed securities	2,993,615	(78,902)	22,548	(2,352)	3,016,163	(81,254)
Municipal securities	8,159	(864)	—	—	8,159	(864)

Total temporarily impaired securities	$3,001,774	$(79,766)	$22,548	$(2,352)	$3,024,322	$(82,118)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of June 30, 2014, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Residential mortgage loans sold with servicing retained	$566,471	$913,994	$1,048,308	$1,750,127
Pretax gains resulting from above loan sales (1)	14,996	32,727	27,072	68,295

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and six-month periods ended June 30, 2014 and 2013:

Fair Value Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Fair value, beginning of period	$30,628	$35,582	$34,236	$35,202
Change in fair value during the period due to:
Time decay (1)	(656)	(625)	(1,381)	(1,234)
Payoffs (2)	(1,611)	(3,601)	(3,525)	(6,759)
Changes in valuation inputs or assumptions (3)	(1,614)	6,188	(2,583)	10,335

Fair value, end of period:	$26,747	$37,544	$26,747	$37,544

Weighted-average life (years)	3.9	4.2	3.9	4.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$132,651	$104,345	$128,064	$85,545
New servicing assets created	5,578	9,465	10,631	18,750
Servicing assets acquired	—	—	3,505	—
Impairment (charge) / recovery	(3,685)	7,940	(7,027)	21,591
Amortization and other	(1,431)	(3,772)	(2,060)	(7,908)

Carrying value, end of period	$133,113	$117,978	$133,113	$117,978

Fair value, end of period	$139,915	$129,050	$139,915	$129,050

Weighted-average life (years)	5.9	6.4	5.9	6.4

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2014 and December 31, 2013, to changes in these assumptions follows:

	June 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.10%	$(1,871)	$(3,700)	11.90%	$(1,935)	$(3,816)
Spread over forward interest rate swap rates	1,094 bps	(1,026)	(2,051)	1,069 bps	(1,376)	(2,753)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at June 30, 2014 and December 31, 2013, to changes in these assumptions follows:

	June 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	8.20%	$(6,901)	$(13,520)	6.70%	$(6,813)	$(12,977)
Spread over forward interest rate swap rates	950 bps	(5,661)	(11,323)	940 bps	(6,027)	(12,054)

Total servicing fees included in mortgage banking income amounted to $10.9 million for each of the three-month periods ended June 30, 2014 and 2013. For the six-month periods ended June 30, 2014 and 2013, total servicing fees included in mortgage banking income were $21.8 million and $22.1 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion and $15.2 billion at June 30, 2014 and December 31, 2013, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and six-month periods ended June 30, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$14,357	$30,436	$17,672	$35,606
New servicing assets created	—	—	—	—
Amortization and other	(2,842)	(4,748)	(6,157)	(9,918)

Carrying value, end of period	$11,515	$25,688	$11,515	$25,688

Fair value, end of period	$11,846	$25,742	$11,846	$25,742

Weighted-average life (years)	3.0	3.8	3.0	3.8

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.64%	$(429)	$(770)	14.65%	$(584)	$(1,183)
Spread over forward interest rate swap rates	500 bps	(4)	(7)	500 bps	(7)	(15)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $2.0 million and $2.6 million for the three-month periods ending June 30, 2014, and 2013, respectively. For the six-month periods ended June 30, 2014 and 2013, total servicing income, net of amortization of capitalized servicing assets and impairment, were $4.1 million and $5.4 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.2 billion and $1.6 billion at June 30, 2014 and December 31, 2013, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
SBA loans sold with servicing retained	$45,229	$39,378	$86,101	$66,286
Pretax gains resulting from above loan sales (1)	5,396	4,265	9,772	7,341

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in the carrying value of the servicing asset for the three-month and six-month periods ended June 30, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$17,028	$14,894	$16,865	$15,147
New servicing assets created	1,526	1,344	2,861	2,227
Amortization and other	(1,362)	(1,018)	(2,534)	(2,154)

Carrying value, end of period	$17,192	$15,220	$17,192	$15,220

Fair value, end of period	$17,192	$15,220	$17,192	$15,220

Weighted-average life (years)	3.5	3.5	3.5	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at June 30, 2014 and December 31, 2013 follows:

	June 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	5.70%	$(197)	$(391)	5.90%	$(221)	$(438)
Discount rate	1,500 bps	(511)	(1,001)	1,500 bps	(446)	(873)

Servicing income, net of amortization of capitalized servicing assets, amounted to $1.8 million and $1.6 million for the three-month periods ending June 30, 2014, and 2013, respectively. For the six-month periods ended June 30, 2014 and 2013, total servicing income, net of amortization of capitalized servicing assets, was $3.6 million and $3.1 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.0 billion and $0.9 billion at June 30, 2014 and December 31, 2013, respectively.

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

A rollforward of goodwill by business segment for the first six-month period of 2014 is presented in the table below:

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

At June 30, 2014 and December 31, 2013, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2014
Core deposit intangible	$387,105	$(350,602)	$36,503
Customer relationship	107,197	(62,403)	44,794
Other	25,164	(25,001)	163

Total other intangible assets	$519,466	$(438,006)	$81,460

December 31, 2013
Core deposit intangible	$380,249	$(335,552)	$44,697
Customer relationship	106,974	(58,675)	48,299
Other	25,164	(24,967)	197

Total other intangible assets	$512,387	$(419,194)	$93,193

The estimated amortization expense of other intangible assets for the remainder of 2014 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2014	$19,029
2015	21,783
2016	8,407
2017	7,762
2018	6,752
2019	6,205

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

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$1,252	$(443)	$809
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	36,437	(13,015)	23,422
Less: Reclassification adjustment for net losses (gains) included in net income	(284)	100	(184)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	37,405	(13,358)	24,047

Net change in unrealized holding gains (losses) on available-for-sale equity securities	323	(113)	210
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	27,253	(9,539)	17,714
Less: Reclassification adjustment for net (gains) losses included in net income	(813)	285	(528)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	26,440	(9,254)	17,186

Net change in pension and other post-retirement obligations	888	(311)	577

Total other comprehensive income	$65,056	$(23,036)	$42,020

	Three Months Ended June 30, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$6,102	(2,157)	3,945
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(119,321)	42,105	(77,216)
Less: Reclassification adjustment for net losses (gains) included in net income	926	(327)	599

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(112,293)	39,621	(72,672)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(68)	21	(47)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(82,327)	28,815	(53,512)
Less: Reclassification adjustment for net (gains) losses included in net income	(4,459)	1,561	(2,898)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(86,786)	30,376	(56,410)

Net change in pension and other post-retirement obligations	8,227	(2,879)	5,348

Total other comprehensive income (loss)	$(190,920)	$67,139	$(123,781)

	Six Months Ended June 30, 2014
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$8,660	$(3,062)	$5,598
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	62,682	(22,347)	40,335
Less: Reclassification adjustment for net losses (gains) included in net income	(15,659)	5,481	(10,178)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	55,683	(19,928)	35,755

Net change in unrealized holding gains (losses) on available-for-sale equity securities	376	(132)	244
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	30,058	(10,521)	19,537
Less: Reclassification adjustment for net (gains) losses included in net income	(3,705)	1,297	(2,408)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	26,353	(9,224)	17,129

Defined benefit pension items	1,776	(622)	1,154

Net change in pension and other post-retirement obligations	1,776	(622)	1,154

Total other comprehensive income	$84,188	$(29,906)	$54,282

	Six Months Ended June 30, 2013
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	11,996	(4,242)	7,754
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(128,019)	45,138	(82,881)
Less: Reclassification adjustment for net losses (gains) included in net income	1,231	(435)	796

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(114,792)	40,461	(74,331)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	152	(56)	96
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(98,254)	34,389	(63,865)
Less: Reclassification adjustment for net (gains) losses included in net income	(8,485)	2,970	(5,515)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(106,739)	37,359	(69,380)

Net change in pension and other post-retirement obligations	16,455	(5,759)	10,696

Total other comprehensive income (loss)	$(204,924)	$72,005	$(132,919)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month and six-month periods ended June 30, 2014 and 2013:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(75,127)	96	(63,865)	—	(138,896)
Amounts reclassified from accumulated OCI	796	—	(5,515)	10,696	5,977

Period change	(74,331)	96	(69,380)	10,696	(132,919)

Balance, June 30, 2013	$(36,027)	$290	$(22,296)	$(225,703)	$(283,736)

Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	45,933	244	19,537	—	65,714
Amounts reclassified from accumulated OCI to earnings	(10,178)	—	(2,408)	1,154	(11,432)

Period change	35,755	244	17,129	1,154	54,282

Balance, June 30, 2014	$(3,479)	$536	$(1,715)	$(155,069)	$(159,727)

(1)	Amounts at June 30, 2014 and December 31, 2013 include $0.5 million and $0.2 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2014 and 2013:

Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$163	$60	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	121	34	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(1,020)	Noninterest income - net gains (losses) on sale of securities

	284	(926)	Total before tax
	(100)	327	Tax (expense) benefit

	$184	$(599)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$895	$4,374	Interest income - loans and leases
Interest rate contracts	(82)	85	Noninterest income - other income

	813	4,459	Total before tax
	(285)	(1,561)	Tax (expense) benefit

	$528	$2,898	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(888)	$(9,954)	Noninterest expense - personnel costs
Prior service costs	—	1,727	Noninterest expense - personnel costs
Curtailment	—	—	Noninterest expense - personnel costs

	(888)	(8,227)	Total before tax
	311	2,879	Tax (expense) benefit

	$(577)	$(5,348)	Net of tax

Reclassifications out of accumulated OCI
Accumulated OCI components	Amounts reclassified from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$338	$115	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	15,321	370	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(1,716)	Noninterest income - net gains (losses) on sale of securities

	15,659	(1,231)	Total before tax
	(5,481)	435	Tax (expense) benefit

	$10,178	$(796)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$3,787	$8,290	Interest income - loans and leases
Interest rate contracts	(82)	195	Noninterest income - other income

	3,705	8,485	Total before tax
	(1,297)	(2,970)	Tax (expense) benefit

	$2,408	$5,515	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,776)	$(19,909)	Noninterest expense - personnel costs
Prior service costs	—	3,454	Noninterest expense - personnel costs
Curtailment	—	—	Noninterest expense - personnel costs

	(1,776)	(16,455)	Total before tax
	622	5,759	Tax (expense) benefit

	$(1,154)	$(10,696)	Net of tax

10. SHAREHOLDERS’ EQUITY

2014 Share Repurchase Program

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington's proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. The new repurchase authorization represents a $23 million, or 10%, increase from the recently completed common stock repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan.

During the three-month period ended June 30, 2014, Huntington repurchased a total of 12.1 million shares at a weighted average share price of $9.17. Huntington repurchased a total of 26.7 million shares of common stock during the six-month period ended June 30, 2014, at a weighted average share price of $9.26.

On April 29, 2014, Huntington repurchased approximately 2.2 million shares of common stock from a third party under an accelerated share repurchase program. The accelerated share repurchase program enabled Huntington to purchase 1.9 million shares immediately, while the third party could have purchased shares in the market up through June 24, 2014 (the Repurchase Term). In connection with the repurchase of these shares, Huntington entered into a variable share forward sale agreement, which provides for a settlement, reflecting a price differential based on the adjusted volume-weighted average price as defined in the agreement with the third party. The variable share forward agreement was settled in shares, resulting in approximately 0.3 million shares being delivered to Huntington on June 27, 2014. Based on the adjusted volume-weighted average prices through June 24, 2014, the settlement of the variable share forward agreement did not have a material impact to Huntington.

2013 Share Repurchase Program

On March 14, 2013, Huntington announced that the Federal Reserve did not object to Huntington's proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in January of this year. These actions included an increase in the quarterly dividend per common share to $0.05, starting in the second quarter of 2013 and potential repurchase of up to $227 million of common stock through the first quarter of 2014. Huntington's board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2012

During the three-month period ended June 30, 2013, Huntington repurchased a total of 10.0 million shares at a weighted average share price of $7.50. Huntington repurchased a total of 14.7 million shares of common stock during the six-month period ended June 30, 2013, at a weighted average share price of $7.36.

11. Earnings Per Share

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and six-month periods ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands, except per share amounts)	2014	2013	2014	2013
Basic earnings per common share:
Net income	$164,619	$151,000	$313,762	$304,274
Preferred stock dividends	(7,963)	(7,967)	(15,927)	(15,937)

Net income available to common shareholders	$156,656	$143,033	$297,835	$288,337
Average common shares issued and outstanding	821,546	834,730	825,603	837,917
Basic earnings per common share	$0.19	$0.17	$0.36	$0.34
Diluted earnings per common share:
Net income available to common shareholders	$156,656	$143,033	$297,835	$288,337
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$156,656	$143,033	$297,835	$288,337
Average common shares issued and outstanding	821,546	834,730	825,603	837,917
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,395	7,758	11,426	7,019
Shares held in deferred compensation plans	1,245	1,352	1,249	1,338
Other	501	—	268	—

Dilutive potential common shares:	13,141	9,110	12,943	8,357

Total diluted average common shares issued and outstanding	834,687	843,840	838,546	846,274
Diluted earnings per common share	$0.19	$0.17	$0.36	$0.34

For the three-month periods ended June 30, 2014 and 2013, approximately 3.1 million and 11.2 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the six-month periods ended June 30, 2014 and 2013, amounts not included in the computation of diluted earnings per share were 2.6 million and 11.1 million shares, respectively.

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At June 30, 2014, 14.4 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At June 30, 2014, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2014.

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

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Share-based compensation expense	$13,373	$9,875	$22,792	$17,896
Tax benefit	4,521	3,349	7,684	6,033

Huntington’s stock option activity and related information for the six-month period ended June 30, 2014, was as follows:

(amounts in thousands, except years and per share amounts)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	23,300	$7.61	—	—
Granted	1,807	9.22	—	—
Assumed	214	—	—	—
Exercised	(1,632)	5.87	—	—
Forfeited/expired	(842)	16.08	—	—

Outstanding at June 30, 2014	22,847	$7.56	4.1	$64,237

Expected to vest at June 30, 2014 (1)	7,969	$7.00	5.2	$20,324

Exercisable at June 30, 2014	14,126	$7.86	3.4	$42,572

(1)	The number of options expected to vest includes an estimate of 752 thousand shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month periods ended June 30, 2014 and 2013, cash received for the exercises of stock options was $9.6 million and $7.1 million, respectively. The tax benefit realized from stock option exercises was $1.2 million and $0.7 million for each respective period.

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

The weighted-average grant date fair value of nonvested shares granted for the six-month periods ended June 30, 2014 and 2013, were $9.13 and $7.10, respectively. The total fair value of awards vested was $9.9 million and $3.1 million during the six-month periods ended June 30, 2014, and 2013, respectively. As of June 30, 2014, the total unrecognized compensation cost related to nonvested awards was $85.1 million with a weighted-average expense recognition period of 2.7 years.

The following table summarizes the status of Huntington's restricted stock units, performance share awards, and restricted stock awards as of June 30, 2014, and activity for the six-month period ended June 30, 2014:

(amounts in thousands, except per share amounts)	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	—	$—	12,064	$6.80	1,646	$6.95
Granted	—	—	4,502	9.14	1,076	9.08
Assumed	27	—	—	—	—	—
Vested	(12)	9.53	(1,375)	7.10	—	—
Forfeited	(1)	9.53	(319)	7.09	(108)	6.94

Nonvested at June 30, 2014	14	$9.53	14,872	$7.48	2,614	$7.83

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

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits Three Months Ended June 30,		Post Retirement Benefits Three Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Service cost (1)	$435	$7,134	$—	$—
Interest cost	8,100	7,307	259	215
Expected return on plan assets	(11,446)	(12,091)	—	—
Amortization of prior service cost	—	(1,442)	(339)	(338)
Amortization of gain	1,442	9,784	(144)	(150)
Settlements	2,500	1,500	—	—

Benefit expense	$1,031	$12,192	$(224)	$(273)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 service cost represents only administrative expenses.

	Pension Benefits Six Months Ended June 30,		Post Retirement Benefits Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Service cost	$870	$14,268	$—	$—
Interest cost	16,200	14,614	518	431
Expected return on plan assets	(22,892)	(24,182)	—	—
Amortization of prior service cost	—	(2,884)	(678)	(676)
Amortization of gain	2,884	19,568	(288)	(300)
Settlements	5,000	3,000	—	—

Benefit expense	$2,062	$24,384	$(448)	$(545)

The Bank, as trustee, held all Plan assets at June 30, 2014 and December 31, 2013. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	June 30, 2014		December 31, 2013
Cash	$—	—%	$—	—%
Cash equivalents:
Huntington funds—money market	49,978	8	803	—
Fixed income:
Huntington funds—fixed income funds	2,138	—	74,048	11
Corporate obligations	209,846	31	180,757	28
Mutual funds—fixed income	54,299	8	—	—
U.S. government obligations	56,682	9	51,932	8
U.S. government agencies	6,941	1	6,146	1
Equities:
Huntington funds	202,469	30	289,379	45
Mutual funds—equities	25,486	4	—	—
Exchange traded funds	29,133	4	24,705	4
Huntington common stock	15,299	2	20,324	3
Other common stock	15,845	2	—	—
Limited partnerships	2,472	—	926	—

Fair value of plan assets	$670,588	100%	$649,020	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The Plan’s investments at June 30, 2014, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At June 30, 2014, Plan assets were invested 43% in equity investments, 49% in bonds, and 8% in cash with an average duration of 12.1 years on bond investments. The estimated life of benefit obligations was 12 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
SERP & SRIP	$487	$1,187	$963	$2,379
Defined contribution plan	8,810	4,569	14,914	8,944

Benefit cost	$9,297	$5,756	$15,877	$11,323

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 83% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 16% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, CDO-preferred securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	June 30, 2014
Assets
Loans held for sale	$—	$316,182	$—	$—	$316,182
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	—	—	—	—
Municipal securities	—	8,598	—	—	8,598
Other securities	36,446	5,497	—	—	41,943

	36,446	14,095	—	—	50,541
Available-for-sale and other securities:
U.S. Treasury securities	50,709	—	—	—	50,709
Federal agencies: Mortgage-backed	—	4,747,866	—	—	4,747,866
Federal agencies: Other agencies	—	139,626	—	—	139,626
Municipal securities	—	486,966	1,206,455	—	1,693,421
Private-label CMO	—	14,166	31,633	—	45,799
Asset-backed securities	—	873,537	106,461	—	979,998
Covered bonds	—	—		—	—
Corporate debt	—	480,465	—	—	480,465
Other securities	18,277	3,816	—	—	22,093

	68,986	6,746,442	1,344,549	—	8,159,977
Automobile loans	—	—	25,498	—	25,498
MSRs	—	—	26,747	—	26,747
Derivative assets	30,180	250,809	6,779	(61,839)	225,929
Liabilities
Derivative liabilities	35,561	114,347	583	(27,651)	122,840
Short-term borrowings	—	—	—	—	—

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2013
Assets
Mortgage loans held for sale	$—	$278,928	$—	$—	$278,928
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	834	—	—	834
Municipal securities	—	2,180	—	—	2,180
Other securities	32,081	478	—	—	32,559

	32,081	3,492	—	—	35,573
Available-for-sale and other securities:
U.S. Treasury securities	51,604	—	—	—	51,604
Federal agencies: Mortgage-backed	—	3,566,221	—	—	3,566,221
Federal agencies: Other agencies	—	319,888	—	—	319,888
Municipal securities	—	491,455	654,537	—	1,145,992
Private-label CMO	—	16,964	32,140	—	49,104
Asset-backed securities	—	983,621	107,419	—	1,091,040
Covered bonds	—	285,874	—	—	285,874
Corporate debt	—	457,240	—	—	457,240
Other securities	16,971	3,828	—	—	20,799

	68,575	6,125,091	794,096	—	6,987,762
Automobile loans	—	—	52,286	—	52,286
MSRs	—	—	34,236	—	34,236
Derivative assets	36,774	219,045	3,066	(58,856)	200,029
Liabilities
Derivative liabilities	22,787	124,123	676	(18,312)	129,274
Short-term borrowings	—	1,089	—	—	1,089

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and six-month periods ended June 30, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$30,628	$3,700	$734,378	$31,897	$109,969	$37,268
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,881)	2,957	—	7	15	(201)
Included in OCI	—	—	(14,061)	249	2,887	—
Purchases	—	—	501,094	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(11,569)
Issues	—	—	—	—	—	—
Settlements	—	(461)	(14,956)	(520)	(6,410)	—

Closing balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,881)	$2,957	$(14,061)	$249	$2,887	$(201)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,582	$9,006	$59,098	$45,546	$115,455	$116,039
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	1,962	(11,676)	—	29	(1,557)	(504)
Included in OCI	—	—	537	(814)	7,897	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	—	—
Repayments	—	—	—	—	—	(24,395)
Issues	—	—	—	—	—	—
Settlements	—	(1,556)	(1,535)	(1,581)	(1,934)	—

Closing balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$1,962	$(13,232)	$537	$(814)	$7,897	$(504)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(7,489)	4,632	—	17	37	(452)
Included in OCI	—	—	(6,789)	500	14,429	—
Purchases	—	—	581,278	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(26,336)
Issues	—	—	—	—	—	—
Settlements	—	(826)	(22,571)	(1,024)	(15,424)	—

Closing balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(7,489)	$4,632	$(6,789)	$500	$14,430	$(452)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	2,342	(13,158)	—	(240)	(2,296)	633
Included in OCI	—	—	692	77	20,686	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	—	—
Repayments	—	—	—	—	—	(52,255)
Issues	—	—	—	—	—	—
Settlements	—	(3,770)	(3,820)	(5,432)	(8,566)	—

Closing balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$2,342	$(16,928)	$692	$77	$20,686	$633

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and six-month periods ended June 30, 2014 and 2013:

	Level 3 Fair Value Measurements Three Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(3,881)	$2,957	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	7	15	(244)
Noninterest income	—	—	—	—	—	43

Total	$(3,881)	$2,957	$—	$7	$15	$(201)

	Level 3 Fair Value Measurements Three Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$1,962	$(11,676)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(1,020)	—
Interest and fee income	—	—	—	29	(537)	(1,165)
Noninterest income	—	—	—	—	—	661

Total	$1,962	$(11,676)	$—	$29	$(1,557)	$(504)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(7,489)	$4,632	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	17	37	(576)
Noninterest income	—	—	—	—	—	124

Total	$(7,489)	$4,632	$—	$17	$37	$(452)

	Level 3 Fair Value Measurements Six Months Ended June 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$2,342	$(13,158)	—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(1,379)	—
Interest and fee income	—	—	—	96	(917)	(2,024)
Noninterest income	—	—	—	—	—	2,657

Total	$2,342	$(13,158)	$—	$(240)	$(2,296)	$633

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	June 30, 2014			December 31, 2013
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$316,182	$300,465	$15,717	$278,928	$276,945	$1,983
Automobile loans	25,498	24,464	1,034	52,286	50,800	1,486

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and six-month periods ended June 30, 2014 and 2013:

	Net gains (losses) from fair value changes
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Assets
Mortgage loans held for sale	$(5,378)	$(20,681)	$7,497	$(25,344)
Automobile loans	(201)	(504)	(452)	632

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended June 30,		Six Months Ended June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Assets
Automobile loans	$251	$826	$573	$1,153

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At June 30, 2014, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended June 30, 2014	Total Gains/(Losses) For the Six Months Ended June 30, 2014
Impaired loans	$65,705	$—	$—	$65,705	$(15,084)	$(21,100)
Other real estate owned	34,695	—	—	34,695	2,344	2,697

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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$26,747	Discounted cash flow	Constant prepayment rate	7.0% - 35.0% (14.0%)
			Spread over forward interest rate swap rates	-129 - 4,221 (1,094)

Derivative assets	6,779	Consensus Pricing	Net market price	-3.64% - 14.8% (2.3%)
Derivative liabilities	583		Estimated Pull through %	38.0% - 89.0% (76.0%)

Municipal securities	1,206,455	Discounted cash flow	Discount rate	1.3% - 4.4% (2.6%)

Private-label CMO	31,633	Discounted cash flow	Discount rate	2.6% - 7.5% (5.8%)
			Constant prepayment rate	13.3% - 32.6% (19.8%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	8.0% - 64.0% (38.9%)

Asset-backed securities	106,461	Discounted cash flow	Discount rate	3.5% - 13.7% (7.3%)
			Constant prepayment rate	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100.0% (14.7%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	2.3% - 100.0% (17.4%)
			Loss given default	20.0% - 100.0% (93.7%)
			Cure given deferral	0.0% - 75.0% (27.3%)
			Loss severity	49.0% - 69.0% (63.5%)

Automobile loans	25,498	Discounted cash flow	Constant prepayment rate	77.8%
			Discount rate	0.2% - 5.0% (1.6%)

Impaired loans	65,705	Appraisal value	NA	NA

Other real estate owned	34,695	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$34,236	Discounted cash flow	Constant prepayment rate	7% - 32% (12%)
			Spread over forward interest rate swap rates	-158 - 4,216 (1,069)

Derivative assets	3,066	Consensus Pricing	Net market price	-5.25% - 13.53% (1.3%)
Derivative liabilities	676		Estimated Pull through %	50% - 89% (78%)

Municipal securities	654,537	Discounted cash flow	Discount rate	1.6% - 4.5% (2.4%)

Private-label CMO	32,140	Discounted cash flow	Discount rate	2.9% - 8.3% (6.3%)
			Constant prepayment rate	12.0% - 31.6% (18.0%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	8.0% - 64.0% (38.2%)

Asset-backed securities	107,419	Discounted cash flow	Discount rate	3.7% - 15.5% (8.1%)
			Constant prepayment rate	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100% (16.6%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	0.5% - 100% (18.2%)
			Loss given default	20% - 100% (93.7%)
			Cure given deferral	0.0% - 75% (35.8%)
			Loss severity	49.0% - 69.0% (63.5%)

Automobile loans	52,286	Discounted cash flow	Constant prepayment rate	79.2%
			Discount rate	0.3% - 5.0% (1.5%)

Impaired loans	114,256	Appraisal value	NA	NA

Other real estate owned	27,664	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and short-term assets	$1,288,087	$1,288,087	$1,058,175	$1,058,175
Trading account securities	50,541	50,541	35,573	35,573
Loans held for sale	317,862	317,862	326,212	326,212
Available-for-sale and other securities	8,491,037	8,491,037	7,308,753	7,308,753
Held-to-maturity securities	3,621,995	3,611,261	3,836,667	3,760,898
Net loans and leases	45,444,674	43,551,863	42,472,630	40,976,014
Derivatives	225,929	225,929	200,029	200,029
Financial Liabilities
Deposits	48,748,765	48,776,554	47,506,718	48,132,550
Short-term borrowings	1,252,409	1,244,054	552,143	543,552
Federal Home Loan Bank advances	2,883,173	2,883,407	1,808,293	1,808,558
Other long-term debt	2,602,869	2,602,406	1,349,119	1,342,890
Subordinated notes	983,310	966,561	1,100,860	1,073,116
Derivatives	122,840	122,840	129,274	129,274

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at June 30, 2014 and December 31, 2013:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	June 30, 2014
Financial Assets
Held-to-maturity securities	$—	$3,611,261	$—	$3,611,261
Net loans and leases	—	—	43,551,863	43,551,863
Financial Liabilities
Deposits	—	43,908,133	4,868,421	48,776,554
Short-term borrowings	—	—	1,244,054	1,244,054
Federal Home Loan Bank advances	—	—	2,883,407	2,883,407
Other long-term debt	—	—	2,602,406	2,602,406
Subordinated notes	—	—	966,561	966,561

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Held-to-maturity securities	$—	$3,760,898	$—	$3,760,898
Net loans and leases	—	—	40,976,014	40,976,014
Financial Liabilities
Deposits	—	42,279,542	5,853,008	48,132,550
Short-term borrowings	—	—	543,552	543,552
Federal Home Loan Bank advances	—	—	1,808,558	1,808,558
Other long-term debt	—	—	1,342,890	1,342,890
Subordinated notes	—	—	1,073,116	1,073,116

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at June 30, 2014, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,315,000	$9,315,000
Deposits	84,300	—	84,300
Subordinated notes	475,000	—	475,000
Other long-term debt	2,285,000	—	2,285,000

Total notional value at June 30, 2014	$2,844,300	$9,315,000	$12,159,300

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at June 30, 2014:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$9,315,000	2.5	$(1,321)	0.80%	0.23%

Total asset conversion swaps	9,315,000	2.5	(1,321)	0.80	0.23
Liability conversion swaps
Receive fixed - generic	2,844,300	3.6	65,952	1.73	0.25

Total liability conversion swaps	2,844,300	3.6	65,952	1.73	0.25

Total swap portfolio	$12,159,300	2.7	$64,631	1.02%	0.24%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $24.7 million and $25.0 million for the three-month periods ended June 30, 2014, and 2013, respectively. For the six-month periods ended June 30, 2014 and 2013, the net amounts resulted in an increase to net interest income of $49.3 million and $50.1 million, respectively.

In connection with the sale of Huntington's Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At June 30, 2014, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at June 30, 2014 and December 31, 2013 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$69,378	$49,998
Interest rate contracts not designated as hedging instruments	181,431	169,047
Foreign exchange contracts not designated as hedging instruments	10,439	28,499
Commodities contracts not designated as hedging instruments	19,709	4,278

Total contracts	$280,957	$251,822

Liability derivatives included in accrued expenses and other liabilities:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$4,747	$25,321
Interest rate contracts not designated as hedging instruments	110,044	99,247
Foreign exchange contracts not designated as hedging instruments	10,550	18,909
Commodities contracts not designated as hedging instruments	19,211	3,838

Total contracts	$144,552	$147,315

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(238)	$(1,560)	$(505)	$(3,314)
Change in fair value of hedged deposits (1)	228	1,557	494	3,304
Change in fair value of interest rate swaps hedging subordinated notes (2)	3,015	(23,899)	4,081	(32,020)
Change in fair value of hedged subordinated notes (2)	(3,015)	23,899	(4,081)	32,020
Change in fair value of interest rate swaps hedging other long-term debt (2)	10,303	(1,175)	6,252	(1,572)
Change in fair value of hedged other long-term debt (2)	(9,948)	1,175	(3,474)	1,572

(1)	Effective portion of the hedging relationship is recognized in Interest expense - deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense - subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and six-month periods ended June 30, 2014 and 2013 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2014	2013		2014	2013
Interest rate contracts
Loans	$17,714	$(53,511)	Interest and fee income - loans and leases	$(895)	$(4,374)
Investment Securities	—	—	Noninterest income - other income	82	(85)
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$17,714	$(53,511)		$(813)	$(4,459)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
(dollar amounts in thousands)	2014	2013		2014	2013
Interest rate contracts
Loans	$19,537	$(63,849)	Interest and fee income - loans and leases	$(3,787)	$(8,290)
Investment Securities	—	—	Interest and fee income - investment securities	82	(195)
FHLB Advances	—	—	Interest expense - federal home loan bank advances	—	—
Deposits	—	—	Interest expense - deposits	—	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—
Other long term debt	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$19,537	$(63,849)		$(3,705)	$(8,485)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $31.1 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(161)	$620	$(29)	$908
FHLB Advances	—	—	—	—

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at June 30, 2014 and December 31, 2013, were $69.6 million and $80.5 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $13.5 billion and $14.3 billion at June 30, 2014 and December 31, 2013, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $192.2 million and $160.4 million at the same dates, respectively.

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

At June 30, 2014 and December 31, 2013, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $21.5 million and $15.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At June 30, 2014, Huntington pledged $108.4 million of investment securities and cash collateral to counterparties, while other counterparties pledged $98.4 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
June 30, 2014	Derivatives	$311,313	$(94,991)	$216,322	$(32,538)	$(892)	$182,892
December 31, 2013	Derivatives	300,903	(111,458)	189,445	(35,205)	(360)	153,880

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
June 30, 2014	Derivatives	$174,909	$(58,758)	$116,151	$(78,174)	$(1,479)	$36,498
December 31, 2013	Derivatives	196,397	(76,539)	119,858	(86,204)	290	33,944

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

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Derivative assets:
Interest rate lock agreements	$6,779	$3,066
Forward trades and options	32	3,997

Total derivative assets	6,811	7,063

Derivative liabilities:
Interest rate lock agreements	(138)	(231)
Forward trades and options	(5,801)	(40)

Total derivative liabilities	(5,939)	(271)

Net derivative asset (liability)	$872	$6,792

The total notional value of these derivative financial instruments at June 30, 2014 and December 31, 2013, was $0.4 billion and $0.5 billion, respectively. The total notional amount at June 30, 2014, corresponds to trading assets with a fair value of $2.6 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended June 30, 2014 and 2013, were $2.3 million and $(15.8) million, respectively and $4.0 million and $(23.6) million for the six-month periods ended June 30, 2014 and 2013, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

16. VIEs

Consolidated VIEs

Consolidated VIEs at June 30, 2014, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity's economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2014 first quarter, Huntington cancelled the 2009 and 2006 Automobile Trusts. As a result, any remaining assets at the time of the cancellation are no longer part of the trusts.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013:

	June 30, 2014
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$—	$—	$—	$—
Loans and leases	—	—	—	—
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	—	—	—	—
Accrued income and other assets	—	—	252	252

Total assets	$—	$—	$252	$252

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	252	252

Total liabilities	$—	$—	$252	$252

	December 31, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$8,580	$79,153	$—	$87,733
Loans and leases	52,286	151,171	—	203,457
Allowance for loan and lease losses	—	(711)	—	(711)

Net loans and leases	52,286	150,460	—	202,746
Accrued income and other assets	235	485	262	982

Total assets	$61,101	$230,098	$262	$291,461

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	262	262

Total liabilities	$—	$—	$262	$262

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2014, and December 31, 2013:

	June 30, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$3,786	$—	$3,786
2012-2 Automobile Trust	5,025	—	5,025
2011 Automobile Trust	1,814	—	1,814
Tower Hill Securities, Inc.	66,357	65,000	66,357
Trust Preferred Securities	13,919	317,059	—
Low Income Housing Tax Credit Partnerships	320,320	124,458	320,320
Other Investments	89,244	16,675	89,244

Total	$500,465	$523,192	$486,546

	December 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$5,975	$—	$5,975
2012-2 Automobile Trust	7,396	—	7,396
2011 Automobile Trust	3,040	—	3,040
Tower Hill Securities, Inc.	66,702	65,000	66,702
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	317,226	134,604	317,226
Other Investments	90,278	9,772	90,278

Total	$504,381	$522,270	$490,617

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at June 30, 2014 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.93	%(2)	$111,816	$6,186
Huntington Capital II	0.86	(3)	54,593	3,093
Sky Financial Capital Trust III	1.63	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.63	(4)	74,320	2,320
Camco Financial Trust	2.66	(5)	4,165	155

Total			$317,059	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at June 30, 2014, based on three month LIBOR + 0.70.
(3)	Variable effective rate at June 30, 2014, based on three month LIBOR + 0.625.
(4)	Variable effective rate at June 30, 2014, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at June 30, 2014, based on three month LIBOR + 1.33.

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

Huntington is a limited partner in each Low Income Housing Tax Credit Partnership. A separate unrelated third party is the general partner. Each limited partnership is managed by the general partner, who exercises full and exclusive control over the affairs of the limited partnership. The general partner has all the rights, powers and authority granted or permitted to be granted to a general partner of a limited partnership under the Ohio Revised Uniform Limited Partnership Act. Duties entrusted to the general partner of each limited partnership include, but are not limited to: investment in operating companies, company expenditures, investment of excess funds, borrowing funds, employment of agents, disposition of fund property, prepayment and refinancing of liabilities, votes and consents, contract authority, disbursement of funds, accounting methods, tax elections, bank accounts, insurance, litigation, cash reserve, and use of working capital reserve funds. Except for limited rights granted to consent to certain transactions, the limited partner(s) may not participate in the operation, management, or control of the limited partnership's business, transact any business in the limited partnership's name or have any power to sign documents for or otherwise bind the limited partnership. In addition, the general partner may only be removed by the limited partner(s) in the event the general partner fails to comply with the terms of the agreement and/or is negligent in performing its duties.

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

The following table summarizes the income statement amounts impacted by the change at the dates or for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollar amounts in thousands)	2013	2013
Noninterest income
As previously reported	$248,655	500,864
As reported under the new guidance	251,919	508,537
Provision for income taxes
As previously reported	52,354	104,568
As reported under the new guidance	55,269	110,398
Net income
As previously reported	150,651	302,431
As reported under the new guidance	151,000	304,274

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Affordable housing tax credit investments	$509,299	$484,799
Less: amortization	(188,979)	(167,573)

Net affordable housing tax credit investments	$320,320	$317,226

Unfunded commitments	$124,458	$134,604

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and six-month periods ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Tax credits and other tax benefits recognized	$13,744	$14,090	$28,061	$27,878
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	9,518	8,197	18,877	16,395
Equity method
Tax credit investment losses included in non-interest income	223	294	446	588

Huntington did not recognize any impairment losses on tax credit investments during the three-month period or six-months ended June 30, 2014. Huntington did recognize immaterial impairment losses for the three-months and six-months ended June 30, 2013. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.

OTHER INVESTMENTS

Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at June 30, 2014 and December 31, 2013, were as follows:

	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,270,560	$10,198,327
Consumer	7,029,849	6,544,606
Commercial real estate	905,564	765,982
Standby letters-of-credit	470,313	439,834

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5.5 million and $2.1 million at June 30, 2014 and December 31, 2013, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At June 30, 2014, Huntington had $470 million of standby letters-of-credit outstanding, of which 83% were collateralized. Included in this $470 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of June 30, 2014, approximately $128 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $342 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately $470 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At June 30, 2014 and December 31, 2013, Huntington had commitments to sell residential real estate loans of $596.5 million and $452.6 million, respectively. These contracts mature in less than one year.

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

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At June 30, 2014, Huntington had gross unrecognized tax benefits of $2.8 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.1 million as of June 30, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. It is reasonably possible that the liability for unrecognized tax benefits could decrease in the next twelve months.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at June 30, 2014. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal proceedings will not have a material negative adverse effect on the Company's consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.

The Bank has been a defendant in three lawsuits, which collectively may be material, arising from its commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the IRS raided the Cyberco facilities and Cyberco's operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions while, in fact, no computer equipment was ever purchased or leased from Teleservices which proved to be a shell corporation.

On June 22, 2007, a complaint in the United States District Court for the Western District of Michigan (District Court) was filed by El Camino Resources, Ltd, ePlus Group, Inc., and Bank Midwest, N.A., all of whom had financing relationships with Cyberco, against the Bank, which alleged that Cyberco defrauded plaintiffs and converted plaintiffs' property through various means in connection with the equipment leasing scheme and alleged that the Bank aided and abetted Cyberco in committing the alleged fraud and conversion. The complaint further alleged that the Bank's actions entitled one of the plaintiffs to recover $1.9 million from the Bank as a form of unjust enrichment. In addition, plaintiffs claimed direct damages of approximately $32.0 million and additional consequential damages in excess of $20.0 million. On July 1, 2010, the District Court issued an Opinion and Order adopting in full a federal magistrate's recommendation for summary judgment in favor of the Bank on all claims except the unjust enrichment claim, and a partial summary judgment was entered on July 1, 2010. On February 6, 2012, the District Court dismissed the remaining count for unjust enrichment following a finding by the bankruptcy court that the plaintiff must pursue its rights, if any, with respect to that count in a bankruptcy court. The plaintiffs filed a notice of appeal on March 2, 2012, appealing the District Court’s judgment against them on the aiding and abetting and conversion claims. Oral arguments before the Sixth Circuit Court of Appeals were held January 24, 2013, and the Sixth Circuit Court of Appeals affirmed the District Court’s judgment in an opinion issued on April 8, 2013. The plaintiffs then filed a motion for rehearing en banc, which the Sixth Circuit denied on May 30, 2013. The period for plaintiffs to seek review in the United States Supreme Court has passed, and the case is completed.

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

The Teleservices bankruptcy trustee filed an adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank to be applied to Cyberco's indebtedness to the Bank, and (2) deposits into Cyberco's bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining the alleged transfers made to the Bank were not received in good faith from the time period of April 30, 2004, through November 2004, and that the Bank had failed to show a lack of knowledge of the avoidability of the alleged transfers from September 2003, through April 30, 2004. The trustee then filed an amended motion for summary judgment on her affirmative case and a hearing was held on July 1, 2011.

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court gave a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $4.0 million credit, but ruled approximately $0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee can recover. Therefore, the Bankruptcy Court’s recommended award will be reduced by this $0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court has delivered a report and recommendation to the District Court for the Western District of Michigan, recommending a judgment be entered in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The District Court is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinions and has scheduled an oral argument for September 22, 2014.

In the pending bankruptcy cases of Cyberco and Teleservices, the Bank moved to substantively consolidate the two bankruptcy estates, principally on the ground that Teleservices was the alter ego and a mere instrumentality of Cyberco at all times. On July 2, 2010, the Bankruptcy Court issued an Opinion and Order denying the Bank's motions for substantive consolidation of the two bankruptcy estates. The Bank appealed that decision to the Bankruptcy Appellate Panel (BAP) for the Sixth Circuit, which ruled that the order denying substantive consolidation would not be a final order until the Bankruptcy Court issued its opinion on the Bank’s defenses in the Teleservices adversary proceeding, and dismissed the appeal. The Bank appealed the BAP’s decision to the Sixth Circuit. When the Bankruptcy Court issued its March 17, 2010, opinion in the Teleservices adversary proceeding, the Bank again appealed the order denying substantive consolidation to the BAP, which appeal was held in abeyance pending decision by the Sixth Circuit on the appeal of the BAP’s 2010 order. On August 30, 2013, the Sixth Circuit affirmed the BAP’s 2010 decision dismissing the original appeal. The Bank filed a status report with the BAP on the second appeal and the trustees moved to dismiss the second appeal on the ground that the Bankruptcy Court’s orders denying substantive consolidation were still not final orders. The BAP granted the trustees’ motion in an Order dated December 23, 2013.

On January 17, 2012, the Company was named a defendant in a putative class action filed on behalf of all 88 counties in Ohio against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The complaint alleges that recording of mortgages and assignments thereof is mandatory under Ohio law and seeks a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorneys' fees and costs. Although Huntington has not been named as a defendant in the other cases, similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country.

18. PARENT COMPANY FINANCIAL STATEMENTS

The parent company unaudited condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	June 30,	December 31,
(dollar amounts in thousands)	2014	2013
Assets
Cash and cash equivalents	$746,251	$966,065
Due from The Huntington National Bank	249,628	246,841
Due from non-bank subsidiaries	54,215	57,747
Investment in The Huntington National Bank	5,950,343	5,537,582
Investment in non-bank subsidiaries	600,231	587,388
Accrued interest receivable and other assets	283,386	286,036

Total assets	$7,884,054	$7,681,659

Liabilities and Shareholders’ Equity
Long-term borrowings	1,046,556	1,034,266
Dividends payable, accrued expenses, and other liabilities	596,707	557,240

Total liabilities	1,643,263	1,591,506

Shareholders’ equity (1)	6,240,791	6,090,153

Total liabilities and shareholders’ equity	$7,884,054	$7,681,659

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Six Months Ended
Statements of Income	June 30,		June 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Income
Dividends from
The Huntington National Bank	$75,000	$—	$75,000	$—
Non-bank subsidiaries	1,822	—	3,641	—
Interest from
The Huntington National Bank	957	936	1,954	5,087
Non-bank subsidiaries	669	796	1,368	1,618
Other	703	517	2,305	913

Total income	79,151	2,249	84,268	7,618

Expense
Personnel costs	13,968	14,797	25,145	28,210
Interest on borrowings	4,253	2,433	8,505	8,550
Other	13,056	9,803	29,053	14,867

Total expense	31,277	27,033	62,703	51,627

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	47,874	(24,784)	21,565	(44,009)
Provision (benefit) for income taxes	(14,630)	(6,164)	(28,977)	(14,016)

Income (loss) before equity in undistributed net income of subsidiaries	62,504	(18,620)	50,542	(29,993)
Increase (decrease) in undistributed net income of:
The Huntington National Bank	95,958	163,750	253,187	320,880
Non-bank subsidiaries	6,157	5,870	10,033	13,387

Net income	$164,619	$151,000	$313,762	$304,274

Other comprehensive income (loss) (1)	42,020	(123,781)	54,282	(132,919)

Comprehensive income	$206,639	$27,219	$368,044	$171,355

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Six Months Ended
Statements of Cash Flows	June 30,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$313,762	$304,274
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(262,747)	(340,189)
Depreciation and amortization	244	143
Other, net	72,005	45,713

Net cash provided by (used for) operating activities	123,264	9,941

Investing activities
Repayments from subsidiaries	5,650	227,987
Advances to subsidiaries	(750)	(2,150)
Cash paid for acquisition, net of cash received	(13,452)	—

Net cash provided by (used for) investing activities	(8,552)	225,837

Financing activities
Payment of borrowings	—	(50,000)
Dividends paid on stock	(98,513)	(83,512)
Repurchases of common stock	(246,989)	(108,798)
Proceeds from issuance of common stock	2,597	—
Other, net	8,379	6,160

Net cash provided by (used for) financing activities	(334,526)	(236,150)

Change in cash and cash equivalents	(219,814)	(372)
Cash and cash equivalents at beginning of period	966,065	921,471

Cash and cash equivalents at end of period	$746,251	$921,099

Supplemental disclosure:
Interest paid	$8,505	$8,550

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

Middle Market Banking primarily focuses on providing banking solutions to companies with annual revenues of $20 million to $250 million. Through a relationship management approach, various products, capabilities and solutions are seamlessly orchestrated in a client centric way.

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

Home Lending: Home Lending originates and services consumer loans and mortgages for customers who are generally located in our primary banking markets. Consumer and mortgage lending products are primarily distributed through the Retail and Business Banking segment, as well as through commissioned loan originators. Home Lending earns interest on loans held in the warehouse and portfolio, earns fee income from the origination and servicing of mortgage loans, and recognizes gains or losses from the sale of mortgage loans. Home Lending supports the origination and servicing of mortgage loans across all segments.

Listed below is certain operating basis financial information reconciled to Huntington’s June 30, 2014, December 31, 2013, and June 30, 2013, reported results by business segment:

	Three Months Ended June 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2014
Net interest income	$228,343	$74,190	$100,017	$25,722	$14,349	$17,427	$460,048
Provision for credit losses	33,974	6,636	(15,680)	(145)	4,599	1	29,385
Noninterest income	107,534	33,382	11,120	46,869	18,822	32,340	250,067
Noninterest expense	245,840	49,717	40,411	60,024	32,844	29,800	458,636
Income taxes	19,622	17,927	30,242	4,449	(1,495)	(13,270)	57,475

Net income	$36,441	$33,292	$56,164	$8,263	$(2,777)	$33,236	$164,619

2013
Net interest income	$226,882	$69,172	$90,085	$26,683	$12,301	$(186)	$424,937
Provision for credit losses	25,811	(1,512)	(4,414)	656	4,182	(1)	24,722
Noninterest income	99,904	33,590	11,033	46,267	28,072	33,053	251,919
Noninterest expense	236,764	50,186	38,912	61,294	35,999	22,710	445,865
Income taxes	22,474	18,931	23,317	3,850	67	(13,370)	55,269

Net income	$41,737	$35,157	$43,303	$7,150	$125	$23,528	$151,000

	Six Months Ended June 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2014
Net interest income	$448,184	$142,626	$191,035	$51,160	$27,377	$37,172	$897,554
Provision for credit losses	41,434	17,596	(23,701)	2,174	16,511	1	54,015
Noninterest income	200,496	66,237	17,815	89,983	39,108	84,913	498,552
Noninterest expense	481,115	95,840	79,693	116,047	67,967	78,095	918,757
Income taxes	44,146	33,399	53,500	8,023	(6,298)	(23,198)	109,572

Net income	$81,985	$62,028	$99,358	$14,899	$(11,695)	$67,187	$313,762

2013
Net interest income	$453,420	$139,995	$180,733	$54,028	$24,706	$(3,775)	$849,107
Provision for credit losses	58,321	(8,614)	(12,171)	10,288	6,492	(2)	54,314
Noninterest income	187,143	63,780	21,873	100,365	67,222	68,154	508,537
Noninterest expense	477,100	98,536	77,313	119,418	72,432	43,859	888,658
Income taxes	36,800	39,849	48,112	8,640	4,551	(27,554)	110,398

Net income	$68,342	$74,004	$89,352	$16,047	$8,453	$48,076	$304,274

	Assets at		Deposits at
	June 30,	December 31,	June 30,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Retail & Business Banking	$14,921,282	$14,440,869	$28,836,414	$28,293,993
Commercial Banking	14,073,991	12,410,339	9,792,549	10,187,891
AFCRE	15,138,027	14,081,112	1,457,292	1,170,518
RBHPCG	3,791,857	3,736,790	6,124,341	6,094,135
Home Lending	3,906,233	3,742,527	283,783	329,511
Treasury / Other	11,965,723	11,055,537	2,254,386	1,430,670

Total	$63,797,113	$59,467,174	$48,748,765	$47,506,718

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

21. SUBSEQUENT EVENTS

On July 30, 2014, Huntington commenced organizational actions to reduce noninterest expense and improve productivity. The organizational actions are expected to be substantially complete by the end of August 2014. The resulting estimated annualized expense savings of $30 to $35 million will be achieved primarily through reductions in personnel expense by improving productivity in functions that are not directly focused on revenue generation. Huntington will continue to invest in initiatives to grow revenue and improve productivity. Accordingly, some portion of the expense saves resulting from the organizational actions will be reinvested to help achieve our long-term strategic objectives. As a result of the organizational actions, Huntington expects to recognize approximately $15 to $20 million in restructuring charges during the 2014 third quarter and $3 to $5 million during the 2014 fourth quarter.

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

There have not been any changes in Huntington’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	4,350,032	$9.79	4,350,032	$207,413,187
May 1, 2013 to May 31, 2013	7,316,537	9.12	11,666,569	140,686,370
June 1, 2013 to June 30, 2013	428,434	3.56	12,095,003	139,161,145

Total	12,095,003	$9.17	12,095,003	$139,161,145

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 26, 2014, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington's proposed capital actions included in Huntington's capital plan submitted to the Federal Reserve in January 2014. These actions included the potential repurchase of up to $250 million shares of common stock, through the first quarter of 2015. Huntington's Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2014 second quarter, Huntington repurchased a total of 12.1 million shares at a weighted average share price of $9.17.

On April 29, 2014, Huntington repurchased approximately 2.2 million shares of common stock from a third party under an accelerated share repurchase program. The accelerated share repurchase program enabled Huntington to purchase 1.9 million shares immediately, while the third party may purchase shares in the market up through June 24, 2014 (the Repurchase Term). In connection with the repurchase of these shares, Huntington entered into a variable share forward sale agreement, which provides for a settlement, reflecting a price differential based on the adjusted volume-weighted average price as defined in the agreement with the third party. The variable share forward agreement was settled in shares, resulting in approximately 0.3 million shares being delivered to Huntington on June 27, 2014. Based on the adjusted volume-weighted average prices through June 24, 2014, the settlement of the variable share forward agreement did not have a material impact to Huntington.

Item 5. Other Information

On July 30, 2014, Huntington commenced organizational actions to reduce noninterest expense and improve productivity. The organizational actions are expected to be substantially complete by the end of August 2014. The resulting estimated annualized expense savings of $30 to $35 million will be achieved primarily through reductions in personnel expense by improving productivity in functions that are not directly focused on revenue generation. Huntington will continue to invest in initiatives to grow revenue and improve productivity. Accordingly, some portion of the expense saves resulting from the organizational actions will be reinvested to help achieve our long-term strategic objectives. As a result of the organizational actions, Huntington expects to recognize approximately $15 to $20 million in restructuring charges during the 2014 third quarter and $3 to $5 million during the 2014 fourth quarter.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders - reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers.

10.2	*Form of 2014 Stock Option Grant Agreement for Executive Officers.

10.3	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers.

10.4	*Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II.

10.5	*Form of 2014 Stock Option Grant Agreement for Executive Officers Version II.

10.6	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101	The following material from Huntington’s Form 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: July 30, 2014	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: July 30, 2014	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer