Form 10-Q
period 2014-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2014-10-28
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2014

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

There were 814,453,953 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2014.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

AVM	Automated Valuation Methodology

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC	Bank Holding Companies

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICA	Federal Insurance Contributions Act

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRC	Internal Revenue Code of 1986, as amended

IRS	Internal Revenue Service

ISE	Interest Sensitive Earnings

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

NAICS	North American Industry Classification System

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NAV	Net Asset Value

NCO	Net Charge-off

NIM	Net Interest Margin

NCUA	National Credit Union Administration

NPAs	Nonperforming Assets

NPR	Notice of Proposed Rulemaking

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

NSF / OD	Nonsufficient Funds and Overdraft

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 15), troubled debt restructured loans (Table 16), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

REIT	Real Estate Investment Trust

Reg E	Regulation E, of the Electronic Fund Transfer Act

RBHPCG	Regional Banking and The Huntington Private Client Group

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

Sky Financial	Sky Financial Group, Inc.

SRIP	Supplemental Retirement Income Plan

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured Loan

TLGP	Temporary Liquidity Guarantee Program

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

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

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 148 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 753 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

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

•

Additional Disclosures —Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, and recent accounting pronouncements and developments.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

Summary of 2014 Third Quarter Results

For the quarter, we reported net income of $155.0 million, or $0.18 per common share, compared with $178.8 million, or $0.20 per common share, in the year-ago quarter (see Table 1).

Fully-taxable equivalent net interest income was $473.8 million for the quarter, up $42.4 million, or 10%, from the year-ago quarter. The results reflected a $7.5 billion, or 15%, increase in average earning assets, including a $4.1 billion, or 10%, increase in average loans and leases, as well as a $3.3 billion, or 38%, increase in average securities. The impact of these balance increases was partially offset by a 14 basis point decrease in net interest margin. The primary items affecting the net interest margin were a 20 basis point negative impact from the mix and yield of earning assets and a 3 basis point reduction in the benefit from the impact of noninterest-bearing funds, partially offset by a 9 basis point reduction in funding costs.

The provision for credit losses was $5.5 million less than total NCOs for the same period, reflecting continued credit quality improvement. Provision expense increased $13.1 million, or 115%, from the year-ago quarter. This reflected the implementation of enhancements to our ALLL model in the year-ago quarter. Consistent with our expectations, NCOs decreased $25.7 million, or 46%, to $30.0 million. The consumer loan portfolios drove the majority of the decline, continuing the positive trend exhibited over the past three quarters. NCOs were an annualized 0.26% of average loans and leases in the current quarter, compared to 0.53% in the year-ago quarter.

Noninterest income decreased $6.4 million, or 3%, from the year-ago quarter. The results included a $6.4 million, or 17%, decrease in other income, primarily related to commercial loan fees and a decline in income from early lease terminations. In addition, service charges on deposit accounts decreased $3.8 million, or 5%, reflecting the late July 2014 implementation of changes in consumer products that were partially offset by an 11% increase in consumer households and changing customer usage patterns. Capital markets fees decreased $2.6 million, or 20%, due to lower interest rate derivative sales. These declines were partially offset by a $3.1 million, or 62%, increase in gain on sale of loans related to strong SBA production and relatively higher premiums and $3.0 million, or 12%, increase in electronic banking due to higher card related income and underlying customer growth.

Noninterest expense in the current and year-ago quarter included several Significant Items, which are further described in the “Discussion of Results of Operations” section. Reported noninterest expense increased $57.0 million, or 13%, from the year-ago quarter. The results included a $46.1 million, or 20%, increase in personnel costs (excluding the impact of Significant Items, personnel costs increased $3.4 million, or 1%), a $4.8 million, or 14%, increase in other expense (excluding the impact of Significant Items, other expenses increased $3.7 million, or 11%, primarily reflecting higher OREO and loss expense), and a $3.8 million, or 8%, increase in outside data processing and other services as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

The tangible common equity to tangible assets ratio was 8.35%, down 65 basis points from a year ago. Our Tier 1 common risk-based capital ratio was 10.31%, down 54 basis points from a year ago. The regulatory Tier 1 risk-based capital ratio was 11.61%, down 75 basis points from a year ago. All capital ratios were impacted by balance sheet growth and share repurchases that were partially offset by increased retained earnings and the stock issued in the Camco acquisition. The decrease in the regulatory Tier 1 risk-based capital ratio also reflected the redemption of $50 million of qualifying preferred securities on December 31, 2013.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) increase cross-sell and share-of-wallet across all business segments, (3) improve efficiency ratio, (4) continue to strengthen risk management, including sustained improvement in credit metrics, and (5) maintain strong capital and liquidity positions.

We continued to deliver solid year-over-year revenue growth through the third quarter, while maintaining a disciplined balance sheet. Performance highlights include ongoing strength in commercial and auto lending. We are also pleased with deposit growth, which is in part supported by our improved distribution network, as evidenced by 50 in-store locations attaining break-even or better status during the 2014 third quarter, and also the successful conversion of 24 acquired Michigan branches, furthering our presence in markets in our service area. Furthermore, our decision during the 2014 third quarter to consolidate 26 branches by year-end demonstrates the ongoing optimization of our distribution channels.

Among other key highlights, we also are pleased with our number one ranking in the country for total number of Small Business Administration 7(a) loans for the fiscal year that concluded in September 2014. We continue to prioritize SBA lending as an integral component of our overall business lending strategy and are gratified to attain a top national ranking, particularly since we only make SBA loans within our core six-state footprint.

Economy

Michigan, Ohio, and Indiana, which had the strongest manufacturing growth of our footprint states, also tended to have the strongest overall economic growth as exemplified by the Philadelphia FRB Economic Activity indexes. Housing activity and prices will likely continue on a moderate upward trend in line with long-term historical growth. Home purchase prices have been rising overall in our footprint states. Price gains were especially strong in the first half of 2014 in Michigan, Ohio, and Kentucky. In addition, industrial vacancy rates in our largest footprint Metropolitan Statistical Areas have been at or below the national average reflecting generally healthy industrial real estate markets.

Expectations – Fourth Quarter 2014

We continue to be pleased with our healthy lending pipeline and the strength of the economies within our footprint. We are looking forward to a solid finish for 2014, as we remain on track to deliver another year with positive operating leverage. We are not expecting a near-term improvement in the interest rate environment. However, we are committing to delivering positive operating leverage again in 2015 as we will continue to prudently manage expenses in alignment with our revenue growth outlook.

Net interest income is expected to increase slightly in the 2014 fourth quarter. We anticipate an increase in earning assets, as total loans moderately grow and investment securities increase modestly. However, those benefits to net interest income are expected to be partially offset by continued downward pressure on NIM.

Noninterest income, excluding the impact of any net MSR activity, is expected to remain near the current quarter’s level.

Noninterest expense, excluding Significant Items, is expected to remain near the 2014 third quarter adjusted level. The 2014 fourth quarter is expected to include approximately $10 million of Significant Items related to the already announced franchise repositioning activities. We will continue to look for ways to reduce expenses, while not impacting our previously announced growth strategies and our high level of customer service.

Overall, asset quality metrics are expected to remain near current levels, although moderate quarterly volatility also is expected, given the absolute low level of problem assets and credit costs. We anticipate NCOs will remain within or below our long-term normalized range of 35 to 55 basis points.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2014			2013
(dollar amounts in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Interest income	$501,060	$495,322	$472,455	$469,824	$462,912
Interest expense	34,725	35,274	34,949	39,175	38,060

Net interest income	466,335	460,048	437,506	430,649	424,852
Provision for credit losses	24,480	29,385	24,630	24,331	11,400

Net interest income after provision for credit losses	441,855	430,663	412,876	406,318	413,452

Service charges on deposit accounts	69,118	72,633	64,582	69,992	72,918
Mortgage banking income	25,051	22,717	23,089	24,327	23,621
Trust services	28,045	29,581	29,565	30,711	30,470
Electronic banking	27,275	26,491	23,642	24,251	24,282
Insurance income	16,729	15,996	16,496	15,556	17,269
Brokerage income	17,155	17,905	17,167	15,151	16,636
Bank owned life insurance income	14,888	13,865	13,307	13,816	13,740
Capital markets fees	10,246	10,500	9,194	12,332	12,825
Gain on sale of loans	8,199	3,914	3,570	7,144	5,063
Securities gains (losses)	198	490	16,970	1,239	98
Other income	30,445	35,975	30,903	35,373	36,845

Total noninterest income	247,349	250,067	248,485	249,892	253,767

Personnel costs	275,409	260,600	249,477	249,554	229,326
Outside data processing and other services	53,073	54,338	51,490	51,071	49,313
Net occupancy	34,405	28,673	33,433	31,983	35,591
Equipment	30,183	28,749	28,750	28,775	28,191
Marketing	12,576	14,832	10,686	13,704	12,271
Deposit and other insurance expense	11,628	10,599	13,718	10,056	11,155
Amortization of intangibles	9,813	9,520	9,291	10,320	10,362
Professional services	13,763	17,896	12,231	11,567	12,487
Other expense	39,468	33,429	51,045	38,979	34,640

Total noninterest expense	480,318	458,636	460,121	446,009	423,336

Income before income taxes	208,886	222,094	201,240	210,201	243,883
Provision for income taxes	53,870	57,475	52,097	52,029	65,047

Net income	$155,016	$164,619	$149,143	$158,172	$178,836

Dividends on preferred shares	7,964	7,963	7,964	7,965	7,967

Net income applicable to common shares	$147,052	$156,656	$141,179	$150,207	$170,869

Average common shares—basic	816,497	821,546	829,659	830,590	830,398
Average common shares—diluted	829,623	834,687	842,677	842,324	841,025
Net income per common share—basic	$0.18	$0.19	$0.17	$0.18	$0.21
Net income per common share—diluted	0.18	0.19	0.17	0.18	0.20
Cash dividends declared per common share	0.05	0.05	0.05	0.05	0.05
Return on average total assets	0.97%	1.07%	1.01%	1.09%	1.27%
Return on average common shareholders’ equity	9.9	10.8	9.9	10.5	12.3
Return on average tangible common shareholders’ equity (2)	11.4	12.4	11.4	12.1	14.2
Net interest margin (3)	3.20	3.28	3.27	3.28	3.34
Efficiency ratio (4)	65.3	62.7	66.4	63.4	60.3
Effective tax rate	25.8	25.9	25.9	24.8	26.7
Revenue—FTE

Net interest income	$466,335	$460,048	$437,506	$430,649	$424,852
FTE adjustment	7,506	6,637	5,885	8,196	6,634

Net interest income (3)	473,841	466,685	443,391	438,845	431,486
Noninterest income	247,349	250,067	248,485	249,892	253,767

Total revenue (3)	$721,190	$716,752	$691,876	$688,737	$685,253

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

(3)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Noninterest expense less amortization of intangibles and goodwill impairment divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Table 2—Selected Year to Date Income Statement Data (1)

	Nine Months Ended September 30,		Change
(dollar amounts in thousands, except per share amounts)	2014	2013	Amount	Percent
Interest income	$1,468,837	$1,390,813	$78,024	6%
Interest expense	104,948	116,854	(11,906)	(10)

Net interest income	1,363,889	1,273,959	89,930	7
Provision for credit losses	78,495	65,714	12,781	19

Net interest income after provision for credit losses	1,285,394	1,208,245	77,149	6

Service charges on deposit accounts	206,333	201,810	4,523	2
Mortgage banking income	70,857	102,528	(31,671)	(31)
Trust services	87,191	92,296	(5,105)	(6)
Electronic banking	77,408	68,340	9,068	13
Insurance income	49,221	53,708	(4,487)	(8)
Brokerage income	52,227	54,473	(2,246)	(4)
Bank owned life insurance income	42,060	42,603	(543)	(1)
Capital markets fees	29,940	32,888	(2,948)	(9)
Gain on sale of loans	15,683	11,027	4,656	42
Securities gains (losses)	17,658	(821)	18,479	N.R.
Other income	97,323	103,452	(6,129)	(6)

Total noninterest income	745,901	762,304	(16,403)	(2)

Personnel costs	785,486	752,083	33,403	4
Outside data processing and other services	158,901	148,476	10,425	7
Net occupancy	96,511	93,361	3,150	3
Equipment	87,682	78,018	9,664	12
Marketing	38,094	37,481	613	2
Deposit and other insurance expense	35,945	40,105	(4,160)	(10)
Amortization of intangibles	28,624	31,044	(2,420)	(8)
Professional services	43,890	29,020	14,870	51
Other expense	123,942	102,406	21,536	21

Total noninterest expense	1,399,075	1,311,994	87,081	7

Income before income taxes	632,220	658,555	(26,335)	(4)
Provision for income taxes	163,442	175,445	(12,003)	(7)

Net income	$468,778	$483,110	$(14,332)	(3)%

Dividends declared on preferred shares	23,891	23,904	(13)	—

Net income applicable to common shares	$444,887	$459,206	$(14,319)	(3)%

Average common shares—basic	820,884	835,410	(14,526)	(2)%
Average common shares—diluted	833,927	844,524	(10,597)	(1)
Per common share
Net income per common share—basic	$0.54	$0.55	$(0.01)	(2)%
Net income per common share—diluted	0.53	0.54	(0.01)	(2)
Cash dividends declared	0.15	0.14	0.01	7
Revenue—FTE
Net interest income	$1,363,889	$1,273,959	$89,930	7%
FTE adjustment	20,028	19,144	884	5

Net interest income (2)	1,383,917	1,293,103	90,814	7
Noninterest income	745,901	762,304	(16,403)	(2)

Total revenue (2)	$2,129,818	$2,055,407	$74,411	4%

N.R.—Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
(2)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Franchise Repositioning Related Expense. Significant events relating to franchise repositioning related expense, and the impacts of those events on our reported results, were as follows:

•

During the 2014 third quarter, $19.3 million of franchise repositioning related expense was recorded for the consolidation of 26 branches and organizational actions. This resulted in a negative impact of $0.02 per common share.

•	During the 2013 third quarter, $16.6 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.01 per common share.

2.	Merger and Acquisition. Significant events relating to mergers and acquisitions, and the impacts of those events on our reported results, were as follows:

•	During the 2014 third quarter, $3.5 million of net noninterest expense was recorded related to the acquisition of 24 Bank of America branches and Camco Financial.

•	During the 2014 second quarter, $0.8 million of merger related costs were recorded related to the acquisition of Bank of America branches.

•	During the 2014 first quarter, $11.8 million of net noninterest expense was recorded related to the acquisition of Camco Financial. This resulted in a negative impact of $0.01 per common share.

3.	Litigation Reserve. During the 2014 first quarter, $9.0 million of additions to litigation reserves were recorded as other noninterest expense. This resulted in a negative impact of $0.01 per common share.

4.	Pension Curtailment Gain. During the 2013 third quarter, a $33.9 million pension curtailment gain was recorded in personnel costs. This resulted in a positive impact of $0.03 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	September 30, 2014		June 30, 2014		September 30, 2013
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$155,016		$164,619		$178,836
Earnings per share, after-tax		$0.18		$0.19		$0.20

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Pension curtailment gain	$—	$—	$—	$—	$33,926	$0.03
Franchise repositioning related expense	(19,333)	(0.02)	—	—	(16,552)	(0.01)
Merger and acquisition	(3,490)	—	(775)	—	—	—

(1)	Pretax.
(2)	Based on average outstanding diluted common shares.
(3)	After-tax.

	Nine Months Ended
	September 30, 2014		September 30, 2013
(dollar amounts in thousands)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$468,778		$483,110
Earnings per share, after-tax		$0.53		$0.54

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Pension curtailment gain	$—	$—	$33,926	$0.03
Franchise repositioning related expense	(19,333)	(0.02)	(16,552)	(0.01)
Merger and acquisition, net	(16,088)	(0.01)	—	—
Additions to Litigation Reserve	(9,000)	(0.01)	—	—

(1)	Pretax unless otherwise noted.
(2)	Based on average outstanding diluted common shares.
(3)	After-tax.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 4—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2014			2013		3Q14 vs. 3Q13
(dollar amounts in millions)	Third	Second	First	Fourth	Third	Amount	Percent
Assets:
Interest-bearing deposits in banks	$82	$91	$83	$71	$54	$28	52%
Loans held for sale	351	288	279	322	379	(28)	(7)
Securities:
Available-for-sale and other securities:
Taxable	6,935	6,662	6,240	5,818	6,040	895	15
Tax-exempt	1,620	1,290	1,115	548	565	1,055	187

Total available-for-sale and other securities	8,555	7,952	7,355	6,366	6,605	1,950	30
Trading account securities	50	45	38	76	76	(26)	(34)
Held-to-maturity securities—taxable	3,556	3,677	3,783	3,038	2,139	1,417	66

Total securities	12,161	11,674	11,176	9,480	8,820	3,341	38

Loans and leases: (1)
Commercial:
Commercial and industrial	18,581	18,262	17,631	17,671	17,032	1,549	9
Commercial real estate:
Construction	775	702	612	573	565	210	37
Commercial	4,188	4,345	4,289	4,331	4,345	(157)	(4)

Commercial real estate	4,963	5,047	4,901	4,904	4,910	53	1

Total commercial	23,544	23,309	22,532	22,575	21,942	1,602	7

Consumer:
Automobile	8,012	7,349	6,786	6,502	6,075	1,937	32
Home equity	8,412	8,376	8,340	8,346	8,341	71	1
Residential mortgage	5,747	5,608	5,379	5,331	5,256	491	9
Other consumer	398	382	386	385	380	18	5

Total consumer	22,569	21,715	20,891	20,564	20,052	2,517	13

Total loans and leases	46,113	45,024	43,423	43,139	41,994	4,119	10
Allowance for loan and lease losses	(633)	(642)	(649)	(668)	(717)	84	(12)

Net loans and leases	45,480	44,382	42,774	42,471	41,277	4,203	10

Total earning assets	58,707	57,077	54,961	53,012	51,247	7,460	15

Cash and due from banks	887	872	904	846	944	(57)	(6)
Intangible assets	583	591	535	542	552	31	6
All other assets	3,929	3,932	3,941	3,917	3,889	40	1

Total assets	$63,473	$61,830	$59,692	$57,649	$55,915	$7,558	14%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$14,090	$13,466	$13,192	$13,337	$13,088	$1,002	8%
Demand deposits—interest-bearing	5,913	5,945	5,775	5,755	5,763	150	3

Total demand deposits	20,003	19,411	18,967	19,092	18,851	1,152	6
Money market deposits	17,929	17,680	17,648	16,827	15,739	2,190	14
Savings and other domestic deposits	5,020	5,086	4,967	4,912	5,007	13	—
Core certificates of deposit	3,167	3,434	3,613	3,916	4,176	(1,009)	(24)

Total core deposits	46,119	45,611	45,195	44,747	43,773	2,346	5
Other domestic time deposits of $250,000 or more	223	262	284	275	268	(45)	(17)
Brokered deposits and negotiable CDs	2,262	2,070	1,782	1,398	1,553	709	46
Deposits in foreign offices	374	315	328	354	376	(2)	(1)

Total deposits	48,978	48,258	47,589	46,774	45,970	3,008	7
Short-term borrowings	1,092	939	883	629	710	382	54
Federal Home Loan Bank advances	2,489	1,977	1,499	851	549	1,940	353
Subordinated notes and other long-term debt	3,579	3,395	2,503	2,244	1,753	1,826	104

Total interest-bearing liabilities	42,048	41,103	39,282	37,161	35,894	6,154	17

All other liabilities	1,043	1,033	1,035	1,095	1,054	(11)	(1)
Shareholders’ equity	6,292	6,228	6,183	6,056	5,879	413	7

Total liabilities and shareholders’ equity	$63,473	$61,830	$59,692	$57,649	$55,915	$7,558	14%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 5—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2014			2013
Fully-taxable equivalent basis (1)	Third	Second	First	Fourth	Third
Assets:
Interest-bearing deposits in banks	0.19%	0.04%	0.03%	0.04%	0.07%
Loans held for sale	3.98	4.27	3.74	4.46	3.89
Securities:
Available-for-sale and other securities:
Taxable	2.48	2.52	2.47	2.38	2.34
Tax-exempt	3.02	3.15	3.03	6.34	4.04

Total available-for-sale and other securities	2.59	2.63	2.55	2.72	2.48
Trading account securities	0.85	0.70	1.12	0.42	0.23
Held-to-maturity securities—taxable	2.45	2.46	2.47	2.42	2.29

Total securities	2.54	2.57	2.52	2.60	2.41

Loans and leases: (3)
Commercial:
Commercial and industrial	3.45	3.49	3.56	3.54	3.68
Commercial real estate:
Construction	4.38	4.29	3.99	4.04	3.91
Commercial	3.60	4.16	3.84	3.97	4.10

Commercial real estate	3.72	4.17	3.86	3.98	4.08

Total commercial	3.51	3.64	3.63	3.63	3.77

Consumer:
Automobile	3.41	3.47	3.54	3.67	3.80
Home equity	4.07	4.12	4.12	4.11	4.10
Residential mortgage	3.78	3.77	3.78	3.77	3.81
Other consumer	7.31	7.34	6.82	6.64	6.98

Total consumer	3.82	3.87	3.89	3.93	3.99

Total loans and leases	3.66	3.75	3.75	3.77	3.87

Total earning assets	3.44%	3.53%	3.53%	3.58%	3.64%

Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.04	0.04	0.04	0.04	0.04

Total demand deposits	0.01	0.01	0.01	0.01	0.01
Money market deposits	0.23	0.24	0.25	0.27	0.26
Savings and other domestic deposits	0.16	0.17	0.20	0.24	0.25
Core certificates of deposit	0.74	0.81	0.94	1.05	1.05

Total core deposits	0.23	0.25	0.28	0.32	0.32
Other domestic time deposits of $250,000 or more	0.44	0.43	0.41	0.39	0.44
Brokered deposits and negotiable CDs	0.20	0.24	0.28	0.39	0.55
Deposits in foreign offices	0.13	0.13	0.13	0.14	0.14

Total deposits	0.23	0.25	0.28	0.32	0.33
Short-term borrowings	0.11	0.12	0.07	0.08	0.09
Federal Home Loan Bank advances	0.15	0.12	0.12	0.14	0.14
Subordinated notes and other long-term debt	1.45	1.48	1.66	2.10	2.29

Total interest-bearing liabilities	0.33%	0.34%	0.36%	0.42%	0.42%

Net interest rate spread	3.11%	3.19%	3.17%	3.16%	3.22%
Impact of noninterest-bearing funds on margin	0.09	0.09	0.10	0.12	0.12

Net interest margin	3.20%	3.28%	3.27%	3.28%	3.34%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2014 Third Quarter versus 2013 Third Quarter

Fully-taxable equivalent net interest income increased $42.4 million, or 10%, from the 2013 third quarter. This reflected the benefit from the $4.1 billion, or 10%, of average loan growth and a $3.3 billion, or 38%, increase in average securities. This was partially offset by the 14 basis point decrease in the FTE net interest margin to 3.20%. The NIM contraction reflected a 20 basis point decrease related to the mix and yield of earning assets and 3 basis point reduction in benefit from the impact of noninterest-bearing funds, partially offset by the 9 basis point reduction in funding costs.

Average earning assets increased $7.5 billion, or 15%, from the year-ago quarter, driven by:

•

$3.3 billion, or 38%, increase in average securities, reflecting $2.7 billion of Liquidity Coverage Ratio (LCR) Level 1 qualified securities and $1.2 billion of direct purchase municipal instruments, which in the year-ago quarter were classified as C&I loans.

•	$1.9 billion, or 32%, increase in average Automobile loans, as originations remained strong and we continued to portfolio all of the production.

•

$1.5 billion, or 9%, increase in average C&I loans and leases, reflecting growth in trade finance in support of our middle market and corporate customers, business banking, and automobile dealer floorplan lending.

•	$0.5 billion, or 9%, increase in average Residential mortgage loans as a result of a decrease in the rate of payoffs due to lower levels of refinancing and the Camco acquisition.

Average total core deposits increased $2.3 billion, or 5%, from the year-ago quarter, including a $1.0 billion, or 8%, increase in noninterest bearing deposits. Average interest-bearing liabilities increased $6.2 billion, or 17%, from the year-ago quarter, reflecting:

•

$4.1 billion, or 138%, increase in short- and long-term borrowings, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds. While no additional long-term debt was issued in the 2014 third quarter, this increase included $2.1 billion of bank-level debt and $0.4 billion of parent-level debt issued during the prior four quarters.

•	$2.2 billion, or 14%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.7 billion, or 46%, increase in brokered deposits and negotiated CDs, which are a cost-effective method of funding incremental LCR-related securities growth.

Partially offset by:

•	$1.0 billion, or 24%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower- cost money market deposits.

2014 Third Quarter versus 2014 Second Quarter

Compared to the 2014 second quarter, FTE net interest income increased $7.2 million, or 6% annualized. While the NIM decreased 8 basis points, earning assets increased $1.6 billion, or 11% annualized. During the 2014 second quarter, net interest income and the NIM benefitted by $5.1 million and 4 basis points, respectively, from the unexpected pay-off of an acquired commercial real estate loan.

Table 6—Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully-taxable equivalent basis (1)	Nine Months Ended September 30,		Change		Nine Months Ended September 30,
(dollar amounts in millions)	2014	2013	Amount	Percent	2014	2013
Assets:
Interest-bearing deposits in banks	$85	$70	$15	21%	0.08%	0.18%
Loans held for sale	306	588	(282)	(48)	3.99	3.47
Securities:
Available-for-sale and other securities:
Taxable	6,615	6,574	41	1	2.49	2.31
Tax-exempt	1,344	568	776	137	3.06	3.98

Total available-for-sale and other securities	7,959	7,142	817	11	2.59	2.45
Trading account securities	45	82	(37)	(45)	0.87	0.45
Held-to-maturity securities—taxable	3,671	1,857	1,814	98	2.46	2.29

Total securities	11,675	9,081	2,594	29	2.54	2.39

Loans and leases: (3)
Commercial:
Commercial and industrial	18,161	17,007	1,154	7	3.50	3.75
Commercial real estate:
Construction	697	583	114	20	4.24	3.96
Commercial	4,274	4,488	(214)	(5)	3.87	4.08

Commercial real estate	4,971	5,071	(100)	(2)	3.92	4.06

Total commercial	23,132	22,078	1,054	5	3.59	3.82

Consumer:
Automobile	7,387	5,402	1,985	37	3.47	3.99
Home equity	8,376	8,299	77	1	4.10	4.15
Residential mortgage	5,579	5,154	425	8	3.78	3.86
Other consumer	389	451	(62)	(14)	7.16	6.82

Total consumer	21,731	19,306	2,425	13	3.86	4.09

Total loans and leases	44,863	41,384	3,479	8	3.72	3.95

Allowance for loan and lease losses	(641)	(745)	104	(14)

Net loans and leases	44,222	40,639	3,583	9

Total earning assets	56,929	51,123	5,806	11	3.50%	3.69%

Cash and due from banks	888	930	(42)	(5)
Intangible assets	570	562	8	1
All other assets	3,934	3,974	(40)	(1)

Total assets	$61,680	$55,844	$5,836	10%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$13,586	$12,714	$872	7%	—%	—%
Demand deposits—interest-bearing	5,878	5,888	(10)	—	0.04	0.04

Total demand deposits	19,464	18,602	862	5	0.01	0.01
Money market deposits	17,753	15,287	2,466	16	0.24	0.24
Savings and other domestic deposits	5,025	5,068	(43)	(1)	0.18	0.27
Core certificates of deposit	3,403	4,761	(1,358)	(29)	0.83	1.13

Total core deposits	45,645	43,718	1,927	4	0.26	0.35
Other domestic time deposits of $250,000 or more	256	317	(61)	(19)	0.43	0.49
Brokered deposits and negotiable CDs	2,040	1,676	364	22	0.24	0.62
Deposits in foreign offices	339	344	(5)	(1)	0.13	0.15

Total deposits	48,280	46,055	2,225	5	0.26	0.36
Short-term borrowings	972	724	248	34	0.10	0.11
Federal Home Loan Bank advances	1,992	663	1,329	200	0.14	0.15
Subordinated notes and other long-term debt	3,163	1,467	1,696	116	1.51	2.39

Total interest-bearing liabilities	40,821	36,195	4,626	13	0.34	0.43

All other liabilities	1,038	1,068	(30)	(3)
Shareholders’ equity	6,235	5,867	368	6

Total liabilities and shareholders’ equity	$61,680	$55,844	$5,836	10%

Net interest rate spread					3.15	3.26
Impact of noninterest-bearing funds on margin					0.10	0.12

Net interest margin					3.25%	3.38%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include the impact of applicable derivatives, non-deferrable fees, and amortized deferred fees.
(3)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2014 First Nine Months versus 2013 First Nine Months

Fully-taxable equivalent net interest income for the first nine-month period of 2014 increased $90.8 million, or 7% reflecting the benefit of a $5.8 billion, or 11%, increase in average total earning assets. The fully-taxable equivalent net interest margin decreased to 3.25% from 3.38%. The increase in average earning assets reflected:

•	$3.5 billion, or 8%, increase in average total loans and leases.

•	$2.6 billion, or 29%, increase in securities that meet the requirement for HQLA as proposed in the LCR rules issued by the regulators in October 2013.

Partially offset by:

•	$0.3 billion, or 48%, decrease in loans held for sale.

The $3.5 billion, or 8%, increase in average total loans and leases reflected:

•

$2.0 billion, or 37%, increase in the average automobile portfolio as originations remained strong and we continued to portfolio all of the production. Investments in our automobile lending business throughout the Northeast and upper Midwest continue to grow as planned.

•

$1.2 billion, or 7%, increase in the average C&I portfolio, primarily reflecting growth in the international and other specialty lending verticals, automobile dealer floorplan lending, and business banking.

The $2.2 billion, or 5%, increase in average total deposits reflected:

•	$2.5 billion, or 16%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.9 billion, or 5%, increase in total demand deposits, reflecting our focus on changing our product mix to reduce the overall cost of deposits.

Partially offset by:

•	$1.4 billion, or 29%, decline in core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower cost money market deposits.

In addition, FHLB advances increased $1.3 billion, or 200%, along with an increase in short- and long-term borrowings of $1.9 billion, or 89%, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds. Included in the increase are $2.1 billion of bank-level debt and $0.4 billion of parent-level debt.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2014 third quarter was $24.5 million and was $5.5 million less than total NCOs for the same period reflecting continued credit quality improvement. Provision expense increased $13.1 million, or 115%, compared to the year-ago quarter, reflecting the prior year’s implementation of enhancements to our allowance for loan and lease losses (ALLL) model and decreased $4.9 million, or 17%, from the prior quarter. On a year-to-date basis, provision for credit losses for the first nine-month period of 2014 increased $12.8 million, or 19%, compared to year-ago period. The provision for credit losses for the first nine-month period of 2014 was $23.2 million less than total NCOs. (See Credit Quality discussion). Given the low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

The following table reflects noninterest income for each of the past five quarters:

Table 7—Noninterest Income

	2014			2013		3Q14 vs 3Q13		3Q14 vs 2Q14
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$69,118	$72,633	$64,582	$69,992	$72,918	$(3,800)	(5)%	$(3,515)	(5)%
Mortgage banking income	25,051	22,717	23,089	24,327	23,621	1,430	6	2,334	10
Trust services	28,045	29,581	29,565	30,711	30,470	(2,425)	(8)	(1,536)	(5)
Electronic banking	27,275	26,491	23,642	24,251	24,282	2,993	12	784	3
Insurance income	16,729	15,996	16,496	15,556	17,269	(540)	(3)	733	5
Brokerage income	17,155	17,905	17,167	15,151	16,636	519	3	(750)	(4)
Bank owned life insurance income	14,888	13,865	13,307	13,816	13,740	1,148	8	1,023	7
Capital markets fees	10,246	10,500	9,194	12,332	12,825	(2,579)	(20)	(254)	(2)
Gain on sale of loans	8,199	3,914	3,570	7,144	5,063	3,136	62	4,285	109
Securities gains (losses)	198	490	16,970	1,239	98	100	102	(292)	(60)
Other income	30,445	35,975	30,903	35,373	36,845	(6,400)	(17)	(5,530)	(15)

Total noninterest income	$247,349	$250,067	$248,485	$249,892	$253,767	$(6,418)	(3)%	$(2,718)	(1)%

2014 Third Quarter versus 2013 Third Quarter

Noninterest income decreased $6.4 million, or 3%, from the year-ago quarter, primarily reflecting:

•	$6.4 million, or 17%, decrease in other income, primarily related to commercial loan fees and early lease terminations.

•

$3.8 million, or 5%, decrease in service charges on deposit accounts, reflecting the late July 2014 implementation of changes in consumer products that were partially offset by an 11% increase in consumer households and changing customer usage patterns.

•	$2.6 million, or 20%, decrease in capital markets fees related to lower interest rate derivative sales.

Partially offset by:

•	$3.1 million, or 62%, increase in gain on sale of loans related to strong SBA production and relatively higher premiums.

•	$3.0 million, or 12%, increase in electronic banking due to higher card related income and underlying customer growth.

2014 Third Quarter versus 2014 Second Quarter

In the 2014 third quarter, noninterest income decreased $2.7 million, or 1%, from the 2014 second quarter, primarily reflecting:

•	$5.5 million, or 15%, decrease in other income, reflecting a mezzanine lending gain in the 2014 second quarter.

•

$3.5 million, or 5%, decrease in service charges on deposit accounts, reflecting a seasonal increase during the 2014 second quarter and the late July 2014 implementation of changes in consumer products.

Partially offset by:

•	$4.3 million, or 109%, increase in gain on sale of loans from SBA and other loan sales.

•	$2.3 million, or 10%, increase in mortgage banking income, reflecting a $1.3 million, or 9%, increase in origination and secondary marketing income and a positive net impact of MSR hedging.

2014 First Nine Months versus 2013 First Nine Months

Noninterest income for the first nine-month period of 2014 decreased $16.4 million, or 2%, from the comparable year-ago period.

Table 8—Noninterest Income—2014 First Nine Months vs. 2013 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges on deposit accounts	$206,333	$201,810	$4,523	2%
Mortgage banking income	70,857	102,528	(31,671)	(31)
Trust services	87,191	92,296	(5,105)	(6)
Electronic banking	77,408	68,340	9,068	13
Insurance income	49,221	53,708	(4,487)	(8)
Brokerage income	52,227	54,473	(2,246)	(4)
Bank owned life insurance income	42,060	42,603	(543)	(1)
Capital markets fees	29,940	32,888	(2,948)	(9)
Gain on sale of loans	15,683	11,027	4,656	42
Securities gains (losses)	17,658	(821)	18,479	N.R.
Other income	97,323	103,452	(6,129)	(6)

Total noninterest income	$745,901	$762,304	$(16,403)	(2)%

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with gain in current period.

The $16.4 million, or 2%, decrease in total noninterest income reflected:

•

$31.7 million, or 31%, decrease in mortgage banking income. This primarily reflected a $26.5 million, or 37%, decrease in origination and secondary marketing income as originations decreased 26%, gain-on-sale margin compressed, and the percentage of originations held on the balance sheet was higher.

•	$6.1 million, or 6%, decrease in other income, primarily due to a gain on the sale of LIHTC investments in the 2013 first quarter.

•	$5.1 million, or 6%, decrease in trust services, primarily related to the institutional trust business.

Partially offset by:

•	$18.5 million increase in securities gains, as we adjusted the mix of our securities portfolio to prepare for the LCR requirements.

•	$9.1 million, or 13%, increase in electronic banking income, primarily due to continued consumer household growth.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1, 2, 3 and 4.)

The following table reflects noninterest expense for each of the past five quarters:

Table 9—Noninterest Expense

	2014			2013		3Q14 vs 3Q13		3Q14 vs 2Q14
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	Amount	Percent	Amount	Percent
Personnel costs	$275,409	$260,600	$249,477	$249,554	$229,326	$46,083	20%	$14,809	6%
Outside data processing and other services	53,073	54,338	51,490	51,071	49,313	3,760	8	(1,265)	(2)
Net occupancy	34,405	28,673	33,433	31,983	35,591	(1,186)	(3)	5,732	20
Equipment	30,183	28,749	28,750	28,775	28,191	1,992	7	1,434	5
Marketing	12,576	14,832	10,686	13,704	12,271	305	2	(2,256)	(15)
Deposit and other insurance expense	11,628	10,599	13,718	10,056	11,155	473	4	1,029	10
Amortization of intangibles	9,813	9,520	9,291	10,320	10,362	(549)	(5)	293	3
Professional services	13,763	17,896	12,231	11,567	12,487	1,276	10	(4,133)	(23)
Other expense	39,468	33,429	51,045	38,979	34,640	4,828	14	6,039	18

Total noninterest expense	$480,318	$458,636	$460,121	$446,009	$423,336	$56,982	13%	$21,682	5%

Number of employees (average full-time equivalent)	11,946	12,000	11,848	11,765	12,080	(134)	(1)	(54)	—

Impacts of Significant Items:

	2014		2013
(dollar amounts in thousands)	Third	Second	Third
Personnel costs	$15,344	$1	$(27,301)
Outside data processing and other services	292	618	470
Net occupancy	5,202	60	7,939
Equipment	110	—	1,518
Marketing	783	29	—
Professional services	6	50	—
Other expense	1,086	17	—

Total noninterest expense adjustments	$22,823	$775	$(17,374)

Adjusted Noninterest Expense (Non-GAAP):

	2014		2013	3Q14 vs 3Q13		3Q14 vs 2Q14
(dollar amounts in thousands)	Third	Second	Third	Amount	Percent	Amount	Percent
Personnel costs	$260,065	$260,599	$256,627	$3,438	1%	$(534)	—%
Outside data processing and other services	52,781	53,720	48,843	3,938	8	(939)	(2)
Net occupancy	29,203	28,613	27,652	1,551	6	590	2
Equipment	30,073	28,749	26,673	3,400	13	1,324	5
Marketing	11,793	14,803	12,271	(478)	(4)	(3,010)	(20)
Deposit and other insurance expense	11,628	10,599	11,155	473	4	1,029	10
Amortization of intangibles	9,813	9,520	10,362	(549)	(5)	293	3
Professional services	13,757	17,846	12,487	1,270	10	(4,089)	(23)
Other expense	38,382	33,412	34,640	3,742	11	4,970	15

Total adjusted noninterest expense	$457,495	$457,861	$440,710	$16,785	4%	$(366)	—%

2014 Third Quarter versus 2013 Third Quarter

Reported noninterest expense increased $57.0 million, or 13%, from the year-ago quarter, reflecting:

•	$46.1 million, or 20%, increase in personnel costs. Excluding the impact of Significant Items, personnel costs increased $3.4 million, or 1%, related to annual compensation increases.

•	$4.8 million, or 14%, increase in other expense. Excluding the impact of Significant Items, other expenses increased $3.7 million, or 11%, primarily reflecting higher OREO and litigation expense.

•	$3.8 million, or 8%, increase in outside data processing and other services as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

2014 Third Quarter versus 2014 Second Quarter

Noninterest expense increased $21.7 million, or 5%, from the 2014 second quarter. When adjusting for the $22.8 million of Significant Items in the 2014 third quarter, noninterest expense decreased $0.4 million. Personnel costs increased $14.8 million, or 6%, reflecting the franchise repositioning actions. Other expense increased $6.0 million, or 18%, reflecting higher OREO and litigation and settlement expense. Net occupancy expense increased $5.7 million, or 20%, primarily related to $5.2 million of franchise repositioning actions. Partially offsetting these increases was a $4.1 million, or 23%, decrease in professional services primarily related to reduced consulting expense.

2014 First Nine Months versus 2013 First Nine Months

Noninterest expense for the first nine-month period of 2014 increased $87.1 million, or 7%, from the comparable year-ago period.

Table 10—Noninterest Expense—2014 First Nine Months vs. 2013 First Nine Months

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Personnel costs	$785,486	$752,083	$33,403	4%
Outside data processing and other services	158,901	148,476	10,425	7
Net occupancy	96,511	93,361	3,150	3
Equipment	87,682	78,018	9,664	12
Marketing	38,094	37,481	613	2
Deposit and other insurance expense	35,945	40,105	(4,160)	(10)
Amortization of intangibles	28,624	31,044	(2,420)	(8)
Professional services	43,890	29,020	14,870	51
Other expense	123,942	102,406	21,536	21

Total noninterest expense	$1,399,075	$1,311,994	$87,081	7%

Impacts of Significant Items:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013
Personnel costs	$17,685	$(27,301)
Outside data processing and other services	5,201	470
Net occupancy	7,003	7,939
Equipment	245	1,518
Marketing	1,343	—
Professional services	2,228	—
Other expense	11,496	—

Total noninterest expense adjustments	$45,201	$(17,374)

Adjusted Noninterest Expense (Non-GAAP):

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Personnel costs	$767,801	$779,384	$(11,583)	(1)%
Outside data processing and other services	153,700	148,006	5,694	4
Net occupancy	89,508	85,422	4,086	5
Equipment	87,437	76,500	10,937	14
Marketing	36,751	37,481	(730)	(2)
Deposit and other insurance expense	35,945	40,105	(4,160)	(10)
Amortization of intangibles	28,624	31,044	(2,420)	(8)
Professional services	41,662	29,020	12,642	44
Other expense	112,446	102,406	10,040	10

Total noninterest expense adjustments	$1,353,874	$1,329,368	$24,506	2%

The $87.1 million, or 7%, increase in total noninterest expense reflected:

•

$33.4 million, or 4%, increase in personnel costs. Excluding the impact of significant items, personnel expense decreased $11.6 million, or 1%, primarily related to a reduction in benefit costs, partially offset by an increase in technology salary expense.

•

$21.5 million, or 21%, increase in other expense. Excluding the impact of significant items, other expense increased $10.0 million, or 10%, primarily related to an increase in franchise taxes, protective advances, and litigation expense.

•	$14.9 million, or 51%, increase in professional services, of which $9.0 million is consulting expenses related to strategic planning.

•	$10.4 million, or 7%, increase in outside data processing and other services, reflecting higher debit and credit card processing costs and other technology expenses.

•	$9.7 million, or 12%, increase in equipment, primarily due to technology investments and the near-complete rollout of enhanced ATMs.

Provision for Income Taxes

The provision for income taxes in the 2014 third quarter was $53.9 million and $65.0 million in the 2013 third quarter. The provision for income taxes for the nine month periods ended September 30, 2014 and September 30, 2013 was $163.4 million and $175.4 million, respectively. Both quarters included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects. At September 30, 2014, we had a net federal deferred tax asset of $70.9 million and a net state deferred tax asset of $48.0 million. For regulatory capital purposes, there was no disallowed net deferred tax asset at September 30, 2014.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. We have appealed certain proposed adjustments resulting from the IRS examination of our 2006, 2007, 2008, 2009, and 2010 tax returns. We believe the tax positions taken related to such proposed adjustments are correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. Nevertheless, although no assurances can be given, we believe the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

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

Loan and Lease Credit Exposure Mix

At September 30, 2014, loans and leases totaled $46.7 billion, representing a $3.6 billion, or 8%, increase compared to $43.1 billion at December 31, 2013, primarily reflecting growth in the automobile and C&I portfolios. The growth included $559 million in loans from our acquisition of Camco Financial during the 2014 first quarter. The Camco Financial portfolio composition was centered in CRE, home equity, and residential mortgage.

At September 30, 2014, commercial loans and leases totaled $23.8 billion and represented 51% of our total loans and leases. The increase compared to December 31, 2013 primarily reflects growth in the international and other specialty lending verticals, automobile dealer floorplan lending, and business banking. Our commercial portfolio is diversified along product type, customer size, and geography across our footprint, and is comprised of the following loan types (see Commercial Credit discussion).

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated experienced credit officers. These specialties comprise of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc) and/or lending disciplines (Rail, Aircraft, ABL, etc), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value added expertise to these specialty clients.

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

Total consumer loans and leases were $22.9 billion at September 30, 2014, and represented 49% of our total loan and leases. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2013 primarily relates to strong consumer demand for automobile originations and adjustable rate residential mortgages (ARMs). ARMs primarily consist of a fixed-rate of interest for the first 3 to 5 years, and then adjust annually.

Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 20% of the total exposure, with no individual state representing more than 6%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

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

The table below provides the composition of our total loan and lease portfolio:

Table 11—Loan and Lease Portfolio Composition

	2014						2013
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial:
Commercial and industrial	$18,791	40%	$18,899	41%	$18,046	41%	$17,594	41%	$17,335	41%
Commercial real estate:
Construction	850	2	757	2	692	2	557	1	544	1
Commercial	4,141	9	4,233	9	4,339	10	4,293	10	4,328	10

Total commercial real estate	4,991	11	4,990	11	5,031	12	4,850	11	4,872	11

Total commercial	23,782	51	23,889	52	23,077	53	22,444	52	22,207	52

Consumer:
Automobile	8,322	18	7,686	17	6,999	16	6,639	15	6,317	15
Home equity	8,436	18	8,405	18	8,373	19	8,336	18	8,347	20
Residential mortgage	5,788	12	5,707	12	5,542	12	5,321	12	5,307	12
Other consumer	395	1	393	1	363	—	380	2	378	1

Total consumer	22,941	49	22,191	48	21,277	47	20,676	48	20,349	48

Total loans and leases	$46,723	100%	$46,080	100%	$44,354	100%	$43,120	100%	$42,556	100%

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management process is approved by our board level Risk Oversight Committee and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease: The changes in the collateral composition are consistent with the portfolio growth metrics, with increases noted in the residential and vehicle categories. The increase in the unsecured exposure is centered in high quality commercial credit customers.

Table 12—Loan and Lease Portfolio by Collateral Type

	2014						2013
(dollar amounts in millions)	September 30,		June 30,		March 31,		December 31,		September 30,
Secured loans:
Real estate—commercial	$8,628	18%	$8,617	19%	$8,612	19%	$8,622	20%	$8,769	21%
Real estate—consumer	14,224	30	14,113	31	13,916	31	13,657	32	13,654	32
Vehicles	10,268	22	9,782	21	9,270	21	8,989	21	8,275	19
Receivables/Inventory	6,023	13	5,932	13	5,717	13	5,534	13	5,367	13
Machinery/Equipment	3,305	7	3,267	7	2,930	7	2,738	6	2,778	7
Securities/Deposits	1,232	3	1,349	3	1,064	2	786	2	905	2
Other	918	2	940	2	870	3	1,016	2	948	2

Total secured loans and leases	44,598	95	44,000	96	42,379	96	41,342	96	40,696	96
Unsecured loans and leases	2,125	5	2,080	4	1,975	4	1,778	4	1,860	4

Total loans and leases	$46,723	100%	$46,080	100%	$44,354	100%	$43,120	100%	$42,556	100%

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

Dedicated real estate professionals originate and manage the majority of the portfolio, with the remainder sourced from prior bank acquisitions. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and/or risk of new loan originations.

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

RESIDENTIAL REAL ESTATE SECURED PORTFOLIOS

The properties securing our residential mortgage and home equity portfolios are primarily located within our geographic footprint. Huntington continues to support our local markets with consistent underwriting across all residential secured products. The residential-secured portfolio originations continue to be of high quality, with the majority of the negative credit impact coming from loans originated in 2006 and earlier. Our portfolio management strategies associated with our Home Savers group allow us to focus on effectively helping our customers with appropriate solutions for their specific circumstances.

Table 13—Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	09/30/14	12/31/13	09/30/14	12/31/13	09/30/14	12/31/13
Ending balance	$5,028	$4,842	$3,408	$3,494	$5,788	$5,321
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	74%	74%
Portfolio weighted average FICO score(2)	758	758	751	741	751	743

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Originations	$1,139	$1,342	$654	$346	$906	$1,336
Origination weighted average LTV ratio(1)	74%	67%	83%	81%	84%	78%
Origination weighted average FICO score(2)	756	775	746	755	754	758

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

The table below summarizes our home equity line-of-credit portfolio by maturity date:

Table 14—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	September 30, 2014
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$44	$3	$2	$2	$2,741	$2,792
Secured by junior-lien	236	118	129	25	2,487	2,995

Total home equity line-of-credit	$280	$121	$131	$27	$5,228	$5,787

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

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the nine-month period ended September 30, 2014, we closed $209 million in HARP residential mortgages and $1.7 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in the 2014 third quarter reflected continued overall improvement. Total NPA’s were $364.5 million at September 30, 2014. While the overall level was essentially flat with prior quarter, the C&I portfolio showed an increase, with offsetting declines in CRE and residential. NCOs increased by $1.4 million or 5% from the prior quarter, as a result of increases in other consumer and residential portfolios, partially offset by recoveries in the CRE portfolio. Total criticized loans continued to decline, across both the commercial and consumer segments. The ACL to total loans ratio declined by 3 basis points to 1.47%, and our coverage ratios as demonstrated by the ACL to NAL ratio of 211% also remained strong.

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

Of the $150.1 million of CRE and C&I-related NALs at September 30, 2014, $84.1 million, or 56%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 15—Nonaccrual Loans and Leases and Nonperforming Assets

	2014			2013
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Nonaccrual loans and leases:
Commercial and industrial	$90,265	$75,274	$57,053	$56,615	$68,034
Commercial real estate	59,812	65,398	71,344	73,417	80,295
Automobile	4,834	4,384	6,218	6,303	5,972
Residential mortgage	98,139	110,635	121,681	119,532	116,260
Home equity	72,715	69,266	70,862	66,189	62,545

Total nonaccrual loans and leases	325,765	324,957	327,158	322,056	333,106
Other real estate owned, net
Residential	30,661	31,761	30,581	23,447	16,610
Commercial	5,609	2,934	5,110	4,217	12,544

Total other real estate owned, net	36,270	34,695	35,691	27,664	29,154
Other nonperforming assets(1)	2,440	2,440	2,440	2,440	12,000

Total nonperforming assets	$364,475	$362,092	$365,289	$352,160	$374,260

Nonaccrual loans as a % of total loans and leases	0.70%	0.71%	0.74%	0.75%	0.78%
Nonperforming assets ratio(2)	0.78	0.79	0.82	0.82	0.88
(NPA+90days)/(Loan+OREO)(3)	1.08	1.08	1.17	1.20	1.29

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(3)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

2014 Third Quarter versus 2014 Second Quarter

The $2.4 million, or 1%, increase in NPAs compared with June 30, 2014, represents the net impact of increases in the commercial portfolio offset by decreases across the consumer portfolios:

•	$15.0 million, or 20%, increase in C&I NALs, primarily reflecting the impact of a specific credit relationship.

Partially offset by:

•	$12.5 million, or 11%, decrease in residential mortgage NALs, reflecting resolutions of foreclosures and improved delinquency results.

2014 Third Quarter versus 2013 Fourth Quarter

Compared with December 31, 2013, NPAs increased $12.3 million, or 4%, primarily reflecting:

•	$33.7 million, or 59%, increase in C&I NALs, primarily due to two credit relationships.

•	$8.6 million, or 31%, increase in net OREO properties primarily related to consumer OREO, reflecting the impact from Camco Financial, and a single CRE property.

Partially offset by:

•	$21.4 million, or 18%, decline in residential mortgage NALs, reflecting resolution of foreclosure processes and improved delinquency trends.

•

$13.6 million, or 19%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD group.

TDR Loans

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

TDRs are loans to which a financial concession is provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 16—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2014			2013
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Troubled debt restructured loans—accruing:
Commercial and industrial	$89,783	$90,604	$102,970	$83,857	$85,687
Commercial real estate	186,542	212,736	210,876	204,668	204,597
Automobile	31,480	31,833	27,393	30,781	30,981
Home equity	229,500	221,539	202,044	188,266	153,591
Residential mortgage	271,762	289,239	284,194	305,059	300,809
Other consumer	3,313	3,496	1,727	1,041	959

Total troubled debt restructured loans—accruing	812,380	849,447	829,204	813,672	776,624
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	19,110	6,677	7,197	7,291	8,643
Commercial real estate	28,618	24,396	27,972	23,981	22,695
Automobile	4,817	4,287	5,676	6,303	5,972
Home equity	25,149	22,264	20,992	20,715	11,434
Residential mortgage	72,729	81,546	84,441	82,879	77,525
Other consumer	74	120	120	—	—

Total troubled debt restructured loans—nonaccruing	150,497	139,290	146,398	141,169	126,269

Total troubled debt restructured loans	$962,877	$988,737	$975,602	$954,841	$902,893

The decline in the accruing TDRs was associated with payoffs and paydowns in both the CRE and residential portfolios. Our strategy is to structure TDRs in a manner that avoids new concessions subsequent to the initial TDR terms. However, there are times when subsequent modifications are required, such as when the modified loan matures. Often the loans are performing in accordance with the TDR terms, and a new note is originated with similar modified terms. These loans are subjected to the normal underwriting standards and processes for other similar credit extensions, both new and existing. If the loan is not performing in accordance with the existing TDR terms, typically an individualized approach to repayment is established. In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation. A continuation of the prior note requires the continuation of the TDR designation, and because the refinanced note constitutes a new or amended debt instrument, it is included in our TDR activity table (below) as a new TDR and a restructured TDR removal during the period. The types of concessions granted are consistent with those granted on new TDRs and include interest rate reductions, amortization or maturity date changes beyond what the collateral supports, and principal forgiveness based on the borrower’s specific needs at a point in time. Our policy does not limit the number of times a loan may be modified. A loan may be modified multiple times if it is considered to be in the best interest of both the borrower and Huntington.

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

TDRs in the home equity and residential mortgage portfolio may continue to increase in the near term as we continue to appropriately manage the portfolio and work with our borrowers. Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans.

The following table reflects TDR activity for each of the past five quarters:

Table 17—Troubled Debt Restructured Loan Activity

	2014			2013
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
TDRs, beginning of period	$988,737	$975,602	$954,841	$902,893	$883,990
New TDRs	126,238	184,024	219,656	169,383	161,812
Payments	(78,717)	(66,530)	(55,130)	(46,974)	(60,392)
Charge-offs	(10,631)	(5,134)	(10,774)	(5,980)	(10,439)
Sales	(1,951)	(4,001)	(14,169)	(613)	(2,999)
Transfer to OREO	(3,554)	(3,539)	(2,597)	(2,609)	(2,056)
Restructured TDRs—accruing(1)	(47,277)	(83,586)	(86,012)	(51,709)	(58,499)
Restructured TDRs—nonaccruing(1)	(2,212)	(4,146)	(23,038)	(7,415)	(6,163)
Other	(7,756)	(3,953)	(7,175)	(2,135)	(2,361)

TDRs, end of period	$962,877	$988,737	$975,602	$954,841	$902,893

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 18—Allocation of Allowance for Credit Losses (1)

	2014						2013
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial
Commercial and industrial	$291,401	40%	$278,512	41%	$266,979	41%	$265,801	41%	$262,048	41%
Commercial real estate	115,472	11	137,346	11	160,306	12	162,557	11	164,522	11

Total commercial	406,873	51	415,858	52	427,285	53	428,358	52	426,570	52

Consumer
Automobile	30,732	18	27,158	17	25,178	16	31,053	15	27,087	15
Home equity	100,375	18	105,943	18	113,177	19	111,131	19	124,068	20
Residential mortgage	52,658	12	47,191	12	39,068	12	39,577	12	51,252	12
Other consumer	40,398	1	38,951	1	27,210	—	37,751	2	37,053	1

Total consumer	224,163	49	219,243	48	204,633	47	219,512	48	239,460	48

Total allowance for loan and lease losses	631,036	100%	635,101	100%	631,918	100%	647,870	100%	666,030	100%

Allowance for unfunded loan commitments	55,449		56,927		59,368		62,899		66,857

Total allowance for credit losses	$686,485		$692,028		$691,286		$710,769		$732,887

Total allowance for loan and leases losses as % of:
Total loans and leases		1.35%		1.38%		1.42%		1.50%		1.57%
Nonaccrual loans and leases		194		195		193		201		200
Nonperforming assets		173		175		174		184		178
Total allowance for credit losses as % of:
Total loans and leases		1.47%		1.50%		1.56%		1.65%		1.72%
Nonaccrual loans and leases		211		213		211		221		220
Nonperforming assets		188		191		191		202		196

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2014 Third Quarter versus 2014 Second Quarter

The $5.5 million, or 1%, decrease in ACL compared with June 30, 2014, primarily reflected:

•	$21.9 million, or 16%, decline in CRE, reflecting continued improving portfolio asset quality metrics and performance.

•	$5.6 million, or 5%, decline in home equity directly attributable to the lower delinquency rate and improved portfolio performance metrics.

Partially offset by:

•	$12.9 million, or 5%, increase in C&I, reflecting an increased level of loans in the classified risk rating designation and overall portfolio growth.

•	$5.5 million, or 12%, increase in residential mortgage, primarily due to increased reserves on TDRs.

•	$3.6 million, or 13%, increase in automobile loans based on the portfolio growth.

2014 Third Quarter versus 2013 Fourth Quarter

The $24.3 million, or 3%, decline in ACL compared with December 31, 2013:

•	$47.1 million, or 29%, decline in CRE, reflecting continued improving portfolio asset quality metrics and performance.

•	$10.8 million, or 10%, decline in home equity as a result of the lower delinquency rate and improved portfolio performance metrics.

•	$7.5 million, or 12%, decline in AULC, reflecting lower risk exposures.

Partially offset by:

•	$25.6 million, or 10%, increase in C&I, reflecting the risk rating composition and overall growth in the portfolio.

•	$13.1 million, or 33%, increase in residential mortgage, primarily due to increased reserves on TDRs.

•	$2.6 million, or 7%, increase in other consumer reflecting the increasing credit card portfolio.

The ACL to total loans and leases declined to 1.47% at September 30, 2014, compared to 1.65% at December 31, 2013. Management believes the decline in the ratio is appropriate given the significant continued improvement in the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, combined with originating high quality new loans will contribute to continued improvement in our key credit quality metrics.

We have significant exposure to loans secured by residential real estate and continue to be an active lender in our communities. The impact of the downturn in real estate values over the past several years has had a significant impact on some of our borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Real estate values have rebounded from their 2007 levels in our primary markets.

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

The following table reflects NCO detail for each of the last five quarters:

Table 19—Quarterly Net Charge-off Analysis

	2014			2013
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$12,587	$10,597	$8,606	$9,826	$1,661
Commercial real estate:
Construction	2,171	(171)	918	(88)	6,165
Commercial	(8,178)	(2,020)	(1,905)	(2,783)	6,398

Commercial real estate	(6,007)	(2,191)	(987)	(2,871)	12,563

Total commercial	6,580	8,406	7,619	6,955	14,224

Consumer:
Automobile	3,976	2,926	4,642	3,759	2,721
Home equity	6,448	8,491	15,687	20,451	27,175
Residential mortgage	5,428	3,406	7,859	7,605	4,789
Other consumer	7,591	5,414	7,179	7,677	6,833

Total consumer	23,443	20,237	35,367	39,492	41,518

Total net charge-offs	$30,023	$28,643	$42,986	$46,447	$55,742

Net charge-offs—annualized percentages:
Commercial:
Commercial and industrial	0.27%	0.23%	0.20%	0.22%	0.04%
Commercial real estate:
Construction	1.12	(0.10)	0.60	(0.06)	4.36
Commercial	(0.78)	(0.19)	(0.18)	(0.26)	0.59

Commercial real estate	(0.48)	(0.17)	(0.08)	(0.23)	1.02

Total commercial	0.11	0.14	0.14	0.12	0.26

Consumer:
Automobile	0.20	0.16	0.27	0.23	0.18
Home equity	0.31	0.41	0.75	0.98	1.30
Residential mortgage	0.38	0.24	0.58	0.57	0.36
Other consumer	7.61	5.66	7.44	7.98	7.19

Total consumer	0.42	0.37	0.68	0.77	0.83

Net charge-offs as a % of average loans	0.26%	0.25%	0.40%	0.43%	0.53%

In assessing NCO trends, it is helpful to understand the process of how commercial loans are treated as they deteriorate over time. The ALLL established is consistent with the level of risk associated with the original underwriting. As a part of our normal portfolio management process for commercial loans, the loan is periodically reviewed and the ALLL is increased or decreased based on the enhanced risk rating. In certain cases, the standard ALLL is determined to not be appropriate, and a specific reserve is established based on the projected cash flow or collateral value of the specific loan. Charge-offs, if necessary, are generally recognized in a period after the specific ALLL was established. If the previously established ALLL exceeds that necessary to satisfactorily resolve the problem loan, a reduction in the overall level of the ALLL could be recognized. Consumer loans are treated in much the same manner as commercial loans, with increasing reserve factors applied based on the risk characteristics of the loan, although specific reserves are not identified for consumer loans. In summary, if loan quality deteriorates, the typical credit sequence would be periods of reserve building, followed by periods of higher NCOs as the previously established ALLL is utilized. Additionally, an increase in the ALLL either precedes or is in conjunction with increases in NALs. When a loan is classified as NAL, it is evaluated for specific ALLL or charge-off. As a result, an increase in NALs does not necessarily result in an increase in the ALLL or an expectation of higher future NCOs. Our overall NCOs are operating within our long-term target range.

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

2014 Third Quarter versus 2014 Second Quarter

NCOs increased $1.4 million from the prior quarter to $30.0 million, primarily as a result of an increase in C&I, automobile, residential mortgage and other consumer portfolios. This was partially offset by continued improvement in home equity and the impact of recovery activity in the CRE portfolio. NCOs were an annualized 0.26% of average loans and leases in the current quarter, up slightly from 0.25% in the 2014 second quarter, and still below our long-term expectation of 0.35% - 0.55%. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

The table below reflects NCO activity for the first nine-month periods ended September 30, 2014 and 2013:

Table 20—Year to Date Net Charge-off Analysis

	Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013
Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$31,790	$6,564
Commercial real estate:
Construction	2,918	6,446
Commercial	(12,103)	21,278

Commercial real estate	(9,185)	27,724

Total commercial	22,605	34,288

Consumer:
Automobile	11,544	6,779
Home equity	30,626	61,812
Residential mortgage	16,693	19,557
Other consumer	20,184	19,783

Total consumer	79,047	107,931

Total net charge-offs	$101,652	$142,219

Net charge-offs - annualized percentages:
Commercial:
Commercial and industrial	0.23%	0.05%
Commercial real estate:
Construction	0.56	1.47
Commercial	(0.38)	0.63

Commercial real estate	(0.25)	0.73

Total commercial	0.13	0.21

Consumer:
Automobile	0.21	0.17
Home equity	0.49	0.99
Residential mortgage	0.40	0.51
Other consumer	6.91	5.84

Total consumer	0.48	0.75

Net charge-offs as a % of average loans	0.30%	0.46%

2014 First Nine Months versus 2013 First Nine Months

NCOs decreased $40.6 million in the first nine-month period of 2014 to $101.7 million, primarily as a result of continued credit quality improvement and the impact of recovery activity in the CRE portfolio. This improvement was partially offset by an increase in C&I primarily relating to large losses associated with a small number of credit relationships.

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

Huntington uses two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk) and Economic Value of Equity (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one-year time horizon. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

Table 21—Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

September 30, 2014	-0.3%	0.3%	0.1%

Through December 31, 2013, we reported ISE at Risk. We now report NII at Risk to isolate the change in income related solely to interest earning assets and interest bearing liabilities. The difference between the results for ISE at Risk and NII at Risk are not significant for this or any previous quarterly period.

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

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at September 30, 2014, shows that Huntington’s earnings are not particularly sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets, primarily indirect auto loans and securities, increased resulting in a reduction in asset sensitivity. This reduction is somewhat accentuated by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise. The reduced asset sensitivity for the +200 basis points scenario (relative to the +100 basis points scenario) relates to the modeled migration of money market accounts balances into CDs thereby shifting deposits from a variable rate to a fixed rate.

Table 22—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

September 30, 2014	0.1%	-2.8%	-7.5%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at September 30, 2014 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Compared to recent periods, the EVE results for September 30, 2014, reflect lower market rates and less sensitivity.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At September 30, 2014 we had a total of $161.9 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $161.9 million, $25.4 million was recorded using the fair value method and $136.5 million was recorded using the amortization method.

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

Table 23—Expected Life of Investment Securities

	September 30, 2014
	Available-for-Sale & Other		Held-to-Maturity
	Securities		Securities
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Under 1 year	$548,941	$547,010	$—	$—
1 - 5 years	4,190,053	4,225,353	1,312,997	1,296,070
6 - 10 years	3,136,697	3,120,732	2,183,496	2,170,986
Over 10 years	513,870	481,083	—	—
Other securities	346,781	347,626	—	—

Total	$8,736,342	$8,721,804	$3,496,493	$3,467,056

Bank Liquidity and Sources of Funding

Our primary sources of funding for the Bank are retail and commercial core deposits. At September 30, 2014, these core deposits funded 73% of total assets (101% of total loans). At September 30, 2014 and December 31, 2013, total core deposits represented 93% and 95% of total deposits, respectively. To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through other sources, asset securitization, or sale. Other sources include non-core deposits, FHLB advances, and other wholesale debt instruments.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 24—Deposit Composition

	2014						2013
(dollar amounts in millions)	September 30,		June 30,		March 30,		December 31,		September 30,
By Type:
Demand deposits—noninterest-bearing	$14,754	29%	$14,151	29%	$14,314	29%	$13,650	29%	$13,421	29%
Demand deposits—interest-bearing	6,052	12	5,921	12	5,970	12	5,880	12	5,856	13
Money market deposits	18,174	36	17,563	36	17,693	36	17,213	36	16,212	34
Savings and other domestic deposits	5,038	10	5,036	10	5,115	10	4,871	10	4,946	11
Core certificates of deposit	3,150	6	3,272	7	3,557	7	3,723	8	4,108	9

Total core deposits:	47,168	93	45,943	94	46,649	94	45,337	95	44,543	96
Other domestic deposits of $250,000 or more	202	1	241	—	289	1	274	1	268	1
Brokered deposits and negotiable CDs	2,357	5	2,198	5	2,074	4	1,580	3	1,366	3
Deposits in foreign offices	402	1	367	1	337	1	316	1	387	—

Total deposits	$50,129	100%	$48,749	100%	$49,349	100%	$47,507	100%	$46,564	100%

Total core deposits:
Commercial	$21,753	46%	$20,629	45%	$20,507	44%	$19,982	44%	$19,526	44%
Consumer	25,415	54	25,314	55	26,142	56	25,355	56	25,017	56

Total core deposits	$47,168	100%	$45,943	100%	$46,649	100%	$45,337	100%	$44,543	100%

Table 25—Federal Funds Purchased and Repurchase Agreements

	2014			2013
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,491	$1,223	$1,342	$549	$655
Other short-term borrowings	40	29	56	4	6

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.05%	0.06%	0.06%	0.07%
Other short-term borrowings	1.06	1.41	0.26	2.59	1.41

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,491	$1,223	$1,342	$787	$787
Other short-term borrowings	40	29	56	19	9

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,072	$910	$875	$624	$703
Other short-term borrowings	20	29	8	5	7

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.06%	0.06%	0.08%	0.08%
Other short-term borrowings	2.22	1.64	1.06	1.79	1.32

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $17.4 billion and $19.8 billion at September 30, 2014 and December 31, 2013, respectively.

In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest. In April 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior note issuances mature on April 24, 2017 and have a fixed coupon rate of 1.375%. In April 2014, the Bank also issued $250.0 million of senior notes at 100% of face value. The senior bank note issuances mature on April 24, 2017 and have a variable coupon rate equal to the three month LIBOR plus 0.425%. Both senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest. At September 30, 2014, total wholesale funding was $9.7 billion, an increase from $7.0 billion at December 31, 2013. The increase from prior year-end primarily relates to an increase in other long-term debt, short-term borrowings, and subordinated notes, partially offset by a decrease in FHLB advances.

Liquidity Coverage Ratio

On October 24, 2013, the U.S. banking regulators jointly issued a proposal that would implement a quantitative liquidity requirement consistent with the Liquidity Coverage Ratio (LCR) standard established by the Basel Committee on Banking Supervision. The LCR is designed to promote the short term resilience of the liquidity risk profile of banks to which it applies.

On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The Modified LCR requires Huntington to maintain High Quality Liquid Assets (HQLA) to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period begins on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increases to 100 percent on January 1, 2017. Huntington expects to be compliant with the Modified LCR requirement within the transition periods established in the Modified LCR.

At September 30, 2014, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At September 30, 2014 and December 31, 2013, the parent company had $0.7 billion and $1.0 billion, respectively, in cash and cash equivalents.

On October 15, 2014, the board of directors declared a quarterly common stock cash dividend of $0.06 per common share. The dividend is payable on January 2, 2015, to shareholders of record on December 19, 2014. Based on the current quarterly dividend of $0.06 per common share, cash demands required for common stock dividends are estimated to be approximately $48.9 million per quarter. On October 15, 2014, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on January 15, 2015 to shareholders of record on January 1, 2015. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

During the quarter the Bank paid dividends of $169.0 million to the holding company. We anticipate that the Bank will declare additional dividends to the holding company in the fourth quarter of 2014. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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

COMMITMENTS TO SELL LOANS

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $556.0 million and $452.6 million, respectively. These contracts mature in less than one year.

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

To mitigate operational risks, we have a senior management Operational Risk Committee and a senior management Legal, Regulatory, and Compliance Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. Both of these committees report any significant findings and recommendations to the Risk Management Committee. Additionally, potential concerns may be escalated to our ROC, as appropriate.

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

The tables below reflect activity in the representations and warranties reserve:

Table 26—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2014			2013
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Reserve for representations and warranties, beginning of period	$15,249	$17,094	$22,027	$27,502	$28,039
Reserve charges	(499)	(1,047)	(6,132)	(6,024)	(2,490)
Provision for representations and warranties	(934)	(798)	1,199	549	1,953

Reserve for representations and warranties, end of period	$13,816	$15,249	$17,094	$22,027	$27,502

Table 27—Mortgage Loan Repurchase Statistics

	2014			2013
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
Number of loans sold	4,880	4,599	3,882	4,856	5,839
Amount of loans sold (UPB)	$660,133	$572,861	$487,822	$625,958	$861,897
Number of loans repurchased (1)	18	33	89	41	40
Amount of loans repurchased (UPB)(1)	$2,224	$3,766	$10,557	$5,204	$4,055
Number of claims received	38	43	35	341	222
Successful dispute rate(2)	25%	40%	34%	40%	36%
Number of make whole payments(3)	4	20	91	91	28
Amount of make whole payments(3)	$119	$844	$5,693	$5,742	$2,125

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Compliance Risk

Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. In September, for example, the Office of the Comptroller of the Currency issued its final rule formalizing its “heightened expectations” supervisory regime for the largest federally chartered depository institutions, including Huntington, to improve risk management and ensure boards can challenge decisions made by management. These broad-based laws, rules and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Additionally, the volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti- money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and / or other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.

Capital

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio, which we use to measure capital adequacy. We estimate the negative impact to Tier I common risk-based capital from the 2015 first quarter implementation of the Federal Reserve’s final Basel III capital rules will be approximately 40 bps on a fully phased-in basis.

Table 28—Capital Adequacy

	2014			2013
(dollar amounts in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Consolidated capital calculations:
Common shareholders’ equity	$5,898	$5,855	$5,790	$5,704	$5,566
Preferred shareholders’ equity	386	386	386	386	386

Total shareholders’ equity	6,284	6,241	6,176	6,090	5,952
Goodwill	(523)	(505)	(505)	(444)	(444)
Other intangible assets	(85)	(81)	(91)	(93)	(104)
Other intangible assets deferred tax liability (1)	30	28	32	33	36

Total tangible equity (2)	5,706	5,683	5,612	5,586	5,440
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)

Total tangible common equity (2)	$5,320	$5,297	$5,226	$5,200	$5,054

Total assets	$64,331	$63,797	$61,146	$59,467	$56,639
Goodwill	(523)	(505)	(505)	(444)	(444)
Other intangible assets	(85)	(81)	(91)	(93)	(104)
Other intangible assets deferred tax liability (1)	30	28	32	33	36

Total tangible assets (2)	$63,753	$63,239	$60,582	$58,963	$56,127

Tier 1 capital	$6,180	$6,132	$6,107	$6,100	$6,018
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(386)
Trust preferred securities	(304)	(304)	(304)	(299)	(299)
REIT preferred stock	—	—	—	—	(50)

Tier 1 common equity (2)	$5,490	$5,442	$5,417	$5,415	$5,283

Risk-weighted assets (RWA)	$53,239	$53,035	$51,120	$49,690	$48,687

Tier 1 common equity / RWA ratio (2)	10.31%	10.26%	10.60%	10.90%	10.85%
Tangible equity / tangible asset ratio (2)	8.95	8.99	9.26	9.47	9.69
Tangible common equity / tangible asset ratio (2)	8.35	8.38	8.63	8.82	9.00
Tangible common equity / RWA ratio (2)	9.99	9.99	10.22	10.46	10.38

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
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

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 29—Regulatory Capital Data

		2014			2013
(dollar amounts in millions)		September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets	Consolidated	$53,239	$53,035	$51,120	$49,690	$48,687
	Bank	53,132	53,005	51,021	49,609	48,570
Tier 1 risk-based capital	Consolidated	6,180	6,132	6,107	6,100	6,017
	Bank	5,963	5,982	5,872	5,682	5,540
Tier 2 risk-based capital	Consolidated	1,122	1,118	1,118	1,139	1,127
	Bank	821	819	817	838	825
Total risk-based capital	Consolidated	7,302	7,250	7,225	7,239	7,144
	Bank	6,784	6,801	6,689	6,520	6,365
Tier 1 leverage ratio	Consolidated	9.83%	10.01%	10.32%	10.67%	10.85%
	Bank	9.49	9.78	9.96	9.97	10.01
Tier 1 risk-based capital ratio	Consolidated	11.61	11.56	11.95	12.28	12.36
	Bank	11.22	11.29	11.51	11.45	11.41
Total risk-based capital ratio	Consolidated	13.72	13.67	14.13	14.57	14.67
	Bank	12.77	12.83	13.11	13.14	13.11

The decreases in the capital ratios were due to balance sheet growth and share repurchases that were partially offset by retained earnings and the 8.7 million common shares issued in the Camco acquisition. Specifically, all capital ratios were impacted by the repurchase of 32.1 million common shares over the last three quarters, 5.4 million of which were repurchased during the 2014 third quarter. The decrease in the regulatory Tier 1 risk-based capital ratio also reflected the redemption of $50 million of qualifying preferred securities on December 31, 2013.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.3 billion at September 30, 2014, an increase of $0.2 billion when compared with December 31, 2013.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On October 15, 2014, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on January 2, 2015. Also, cash dividends of $0.05 per share were declared on July 16, 2014, April 16, 2014 and January 16, 2014.

On October 15, 2014, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on January 15, 2015. Also, cash dividends of $21.25 per share were declared on July 16, 2014, April 16, 2014 and January 16, 2014.

On October 15, 2014, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.33 per share. The dividend is payable on January 15, 2015. Also, cash dividends of $7.33 per share, $7.32 per share $7.35 per share were declared on July 16, 2014, April 16, 2014 and January 16, 2014, respectively.

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

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. The new repurchase authorization represents a $23 million, or 10%, increase from the recently completed common stock repurchase authorization. During the 2014 third quarter, we repurchased 5.4 million shares, with a weighted average price of $9.70, under this program. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. We have approximately $86 million remaining under the current authorization.

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

BUSINESS SEGMENT DISCUSSION

Overview

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

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

Expense Allocation

The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except those related to reported Significant Items (except for the goodwill impairment), and a small amount of other residual unallocated expenses, are allocated to the five business segments.

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

Net Income by Business Segment

The segregation of net income by business segment for the first nine-month period of September 30, 2014 and September 30, 2013 is presented in the following table:

Table 30—Net Income (Loss) by Business Segment

	Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013
Retail and Business Banking	$122,383	$97,320
Commercial Banking	99,484	83,022
AFCRE	155,157	180,916
RBHPCG	17,245	28,949
Home Lending	(12,906)	3,219
Treasury/Other	87,415	89,684

Total net income	$468,778	$483,110

Treasury / Other

The Treasury / Other function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the five business segments. Other assets include investment securities and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included.

Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Noninterest income includes miscellaneous fee income not allocated to other business segments, such as bank owned life insurance income and any investment security and trading asset gains or losses. Noninterest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the business segments.

Optimal Customer Relationship (OCR)

Our OCR strategy is focused on building and deepening relationships with our customers through superior interactions, product penetration, and quality of service. We will deliver high-quality customer and prospect interactions through a fully integrated sales culture which will include all partners necessary to deliver a total Huntington solution. The quality of our relationships will lead to our ability to be the primary bank for our customers, yielding quality, annuitized revenue and profitable share of customers overall financial services revenue. We believe our relationship oriented approach will drive a competitive advantage through our local market delivery channels.

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

The following table presents consumer checking account household OCR metrics:

Table 31—Consumer Checking Household OCR Cross-sell Report

	2014			2013
	Third	Second	First	Fourth	Third
Number of households (2) (3)	1,453,584	1,391,406	1,359,158	1,324,971	1,314,587
Product Penetration by Number of Services (1)
1 Service	3.3%	3.0%	3.0%	3.0%	3.2%
2-3 Services	18.4	18.4	18.8	19.2	19.5
4-5 Services	29.6	29.9	30.2	30.2	30.0
6+ Services	48.7	48.7	48.0	47.6	47.3
Total revenue (in millions)	$260.0$	256.6	$239.9	$232.5	$237.1

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
(2)	On March 1, 2014, Huntington acquired 9,904 Camco households.
(3)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.

Our emphasis on cross-sell, coupled with customers being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more products at the end of the 2014 third quarter was 48.7%, up from 47.3% at the end of the 2013 third quarter due to increased product sales and services provided.

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

The following table presents commercial relationship OCR metrics:

Table 32—Commercial Relationship OCR Cross-sell Report

	2014			2013
	Third	Second	First	Fourth	Third
Commercial Relationships (1)	164,079	159,290	159,973	159,716	159,878
Product Penetration by Number of Services (2)
1 Service	16.6%	16.9%	19.4%	21.1%	22.1%
2-3 Services	42.2	41.8	41.1	41.4	41.1
4+ Services	41.2	41.3	39.5	37.5	36.8
Total revenue (in millions)	$213.1$	211.8	$213.3	$190.9	$193.9

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet.

Table 33—Average Loans/Leases and Deposits by Business Segment

	Nine Months Ended September 30, 2014
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,623	$10,974	$2,847	$620	$—	$97	$18,161
Commercial real estate	355	308	4,094	214	—	—	4,971

Total commercial	3,978	11,282	6,941	834	—	97	23,132
Automobile	—	—	7,388	—	—	(1)	7,387
Home equity	7,484	2	1	732	166	(9)	8,376
Residential mortgage	1,174	—	—	1,297	3,108	—	5,579
Other consumer	354	3	30	12	14	(24)	389

Total consumer	9,012	5	7,419	2,041	3,288	(34)	21,731

Total loans and leases	$12,990	$11,287	$14,360	$2,875	$3,288	$63	$44,863

Average Deposits
Demand deposits—noninterest-bearing	$5,965	$4,673	$759	$1,614	$282	$293	$13,586
Demand deposits—interest-bearing	4,703	780	68	312	—	15	5,878
Money market deposits	9,900	3,733	260	3,853	—	7	17,753
Savings and other domestic deposits	4,856	85	5	80	—	(1)	5,025
Core certificates of deposit	3,341	13	—	46	—	3	3,403

Total core deposits	28,765	9,284	1,092	5,905	282	317	45,645
Other deposits	105	746	112	3	—	1,669	2,635

Total deposits	$28,870	$10,030	$1,204	$5,908	$282	$1,986	$48,280

	Nine Months Ended September 30, 2013
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,440	$10,345	$2,556	$599	$—	$67	$17,007
Commercial real estate	413	341	4,099	217	1	—	5,071

Total commercial	3,853	10,686	6,655	816	1	67	22,078
Automobile	—	—	5,403	—	—	(1)	5,402
Home equity	7,396	2	1	754	172	(26)	8,299
Residential mortgage	1,056	6	—	1,245	2,893	(46)	5,154
Other consumer	320	4	54	15	14	44	451

Total consumer	8,772	12	5,458	2,014	3,079	(29)	19,306

Total loans and leases	$12,625	$10,698	$12,113	$2,830	$3,080	$38	$41,384

Average Deposits
Demand deposits—noninterest-bearing	$5,308	$4,195	$633	$1,911	$375	$292	$12,714
Demand deposits—interest-bearing	4,707	841	51	282	—	7	5,888
Money market deposits	8,563	3,123	248	3,344	—	9	15,287
Savings and other domestic deposits	4,893	85	6	84	2	(2)	5,068
Core certificates of deposit	4,667	21	2	69	—	2	4,761

Total core deposits	28,138	8,265	940	5,690	377	308	43,718
Other deposits	134	1,016	73	19	—	1,095	2,337

Total deposits	$28,272	$9,281	$1,013	$5,709	$377	$1,403	$46,055

Retail and Business Banking

Table 34—Key Performance Indicators for Retail and Business Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$678,502	$678,244	$258	—%
Provision for credit losses	63,962	101,448	(37,486)	(37)
Noninterest income	306,364	292,370	13,994	5
Noninterest expense	732,623	719,443	13,180	2
Provision for income taxes	65,898	52,403	13,495	26

Net income	$122,383	$97,320	$25,063	26%

Number of employees (average full-time equivalent)	5,179	5,247	(68)	(1)%
Total average assets (in millions)	$14,784	$14,355	$429	3
Total average loans/leases (in millions)	12,990	12,625	365	3
Total average deposits (in millions)	28,870	28,272	598	2
Net interest margin	3.18%	3.23%	(0.05)%	(2)
NCOs	$68,733	$97,552	$(28,819)	(30)
NCOs as a % of average loans and leases	0.71%	1.03%	(0.32)%	(31)
Return on average common equity	12.0	9.1	2.9	32

2014 First Nine Months vs. 2013 First Nine Months

Retail and Business Banking reported net income of $122.4 million in the first nine-month period of 2014. This was an increase of $25.1 million, or 26%, when compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.6 billion, or 2%, increase in total average deposits.

•	$0.4 billion, or 3%, increase in average total loans combined with 10 basis points increase in loan spreads as a result of a reduction in the funds transfer price rates assigned to loans.

Partially offset by:

•	11 basis point decrease in deposit spreads that resulted from a reduction in the funds transfer price rates assigned to deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A $28.8 million, or 30%, decrease in NCOs, combined with improved credit metrics on business banking and consumer loans.

The increase in total average loans and leases from the year-ago period reflected:

•	$240 million, or 3%, increase in consumer loans, primarily due to growth in home equity lines of credit and residential mortgages, as well as the impact of the Camco acquisition.

•	$125 million, or 3%, increase in commercial loans, primarily due to C&I loan growth and the impact of the Camco acquisition.

The increase in total average deposits from the year-ago period reflected:

•	$259 million deposit growth from our In-store branch network.

•

A continued focus on product mix in reducing the overall cost of deposits as evidenced by an increase in money market and noninterest bearing deposits, partially offset by a decrease in core certificates of deposit. In addition, the Camco acquisition contributed to the deposit increase.

•

While not having a meaningful impact on the 2014 third quarter average balance, the mid-September completion of the acquisition of the 24 Bank of America branches added approximately $0.7 billion to period-end deposits.

The increase in noninterest income from the year-ago period reflected:

•	$9.1 million, or 13%, increase in electronic banking income, primarily due to higher transaction volumes and an increase in the number of households.

•

$5.1 million, or 31%, increase in other noninterest income, primarily due to an increase in SBA loan servicing fees and an increase in revenue from credit card fees. We introduced the credit card product in the 2013 third quarter.

•	$4.4 million, or 3%, increase in service charges on deposit accounts, primarily due to the growth in the number of households and changing customer usage patterns.

Partially offset by:

•	$8.0 million, or 44% decline in mortgage banking income, primarily driven by lower refinancing activity referred to the Home Lending segment.

The increase in noninterest expense from the year-ago period reflected:

•	$23.6 million, or 8%, increase in allocated overhead expenses.

•	$3.3 million, or 13%, increase in equipment expense, primarily due to technology investments.

•	$3.4 million, or 12%, increase in outside data processing and other services expense, mainly the result of transaction costs associated with debit and credit card activity.

Partially offset by:

•

$11.2 million, or 5%, decrease in personnel costs, primarily due to the pension plan curtailment in 2013. Previous branch consolidations and various efficiency improvement initiatives also contributed to the decrease in personnel costs.

•	$5.3 million, or 46%, reduction in deposit and other insurance.

•	$1.7 million, or 8%, reduction in amortization of intangibles.

Commercial Banking

Table 35—Key Performance Indicators for Commercial Banking

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$218,257	$210,725	$7,532	4%
Provision for credit losses	30,905	41,685	(10,780)	(26)
Noninterest income	149,165	152,109	(2,944)	(2)
Noninterest expense	183,464	193,423	(9,959)	(5)
Provision for income taxes	53,569	44,704	8,865	20

Net income	$99,484	$83,022	$16,462	20%

Number of employees (average full-time equivalent)	1,034	1,080	(46)	(4)%
Total average assets (in millions)	$13,396	$11,703	$1,693	14
Total average loans/leases (in millions)	11,287	10,698	589	6
Total average deposits (in millions)	10,030	9,281	749	8
Net interest margin	2.56%	2.74%	(0.18)%	(7)
NCOs	$10,982	$(5,650)	$16,632	N.R.
NCOs as a % of average loans and leases	0.13%	(0.07)%	0.20%	N.R.
Return on average common equity	9.7	9.9	(0.2)	(2)

N.R.—Not relevant, as denominator of calculation is a negative in prior period compared with positive in current period.

2014 First Nine Months vs. 2013 First Nine Months

Commercial Banking reported net income of $99.5 million in the first nine-month period of 2014. This was an increase of $16.5 million, or 20%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.6 billion, or 6%, increase in average loans/leases.

•	$0.9 billion, or 803%, increase in average available-for-sale securities, primarily related to direct purchase municipal securities.

•	$0.7 billion, or 8%, increase in average total deposits.

Partially offset by:

•

18 basis point decrease in the net interest margin, primarily due to a 9 basis point compression in commercial loan spreads, as well as a 4 basis point compression from the international portfolio with products such as bankers acceptances and foreign insured receivables.

The decrease in the provision for credit losses from the year-ago period reflected:

•

Provision expense in the year-ago period reflected the results of our enhanced commercial risk rating system, as well as an overall net increase in the exposure at default assumptions included in the AULC component of our allowance calculation.

Partially offset by:

•	Increase in NCOs, primarily relating to large losses associated with a small number of credit relationships.

The increase in total average assets from the year-ago period reflected:

•	$0.9 billion increase in available-for-sale securities driven from the addition of direct purchase municipal instruments. These instruments had been classified as C&I loans in the year-ago period.

•	$0.6 billion, or 565%, increase in the international loan portfolio, primarily bankers acceptances and foreign insured receivables.

•	$0.1 billion, or 1%, increase in the middle market loan portfolio, primarily due to our focus in specialty businesses.

Partially offset by:

•	$0.1 billion, or 54%, decrease in commercial loans managed by SAD, which reflected improved credit quality in the portfolio.

The increase in total average deposits from the year-ago period reflected:

•

$1.0 billion, or 12%, increase in core deposits, which primarily reflected a $0.5 billion increase in noninterest-bearing demand deposits. Middle market accounts, such as not-for-profit universities and healthcare, contributed $0.8 billion of the balance growth, while large corporate accounts contributed $0.3 billion.

The decrease in noninterest income from the year-ago period reflected:

•	$3.5 million, or 13%, decrease in commitment and other loan related fees, primarily reflecting a significant syndication fee in 2013.

•	$1.8 million, or 28%, decrease in equipment finance related fee income, primarily reflecting a significant lease syndication fee in 2013.

•	$1.1 million, or 2%, lower income in insurance, with most of the decline being in the title business, which has a direct correlation with our mortgage origination business.

Partially offset by:

•

$2.1 million, or 6%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to a new commercial card product implemented in 2013, as well as strong core cash management growth.

•	$1.8 million, or 29%, increase in fee income from international trade products, primarily due to bankers acceptances and letters of credit.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.0 million, or 43%, decrease in deposit and other insurance expense.

•	$4.0 million, or 12%, decrease in allocated overhead expense.

•	$2.5 million, or 2%, decrease in personnel expense, primarily reflecting reduction in number of employees.

Automobile Finance and Commercial Real Estate

Table 36—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$290,297	$273,105	$17,192	6%
Provision (reduction in allowance) for credit losses	(42,035)	(89,857)	(47,822)	(53)
Noninterest income	27,647	32,694	(5,047)	(15)
Noninterest expense	121,276	117,323	3,953	3
Provision for income taxes	83,546	97,417	(13,871)	(14)

Net income	$155,157	$180,916	$(25,759)	(14)%

Number of employees (average full-time equivalent)	288	278	10	4%
Total average assets (in millions)	$14,719	$12,727	$1,992	16
Total average loans/leases (in millions)	14,360	12,113	2,247	19
Total average deposits (in millions)	1,204	1,013	191	19
Net interest margin	2.65%	2.86%	(0.21)%	(7)
NCOs	$542	$29,520	$(28,978)	(98)
NCOs as a % of average loans and leases	0.01%	0.32%	(0.31)%	(97)
Return on average common equity	32.0	41.2	(9.2)	(22)

2014 First Nine Months vs. 2013 First Nine Months

AFCRE reported net income of $155.2 million in the first nine-month period of 2014. This was a decrease of $25.8 million, or 14%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•

$2.0 billion, or 37%, increase in automobile loans and leases, primarily due to continued strong origination volume which totaled $4.0 billion for the first nine months of 2014 compared to $3.2 billion for the first nine months of 2013.

Partially offset by:

•

21 basis point decrease in the net interest margin, primarily due to an 18 basis point reduction in loan spreads. This decline primarily reflects the impact of competitive pricing pressures in all of our portfolios, partially offset by a $5.1 million, or 5 basis points, recovery in the 2014 second quarter from the unexpected pay-off of an acquired commercial real estate loan.

The decrease in the provision (reduction in allowance) for credit losses from the year-ago period reflected:

•

Less improvement in credit quality than what was experienced in the year-ago period, reflecting a 15 basis point decline in NPA/loans in the current period compared to a 41 basis point decline in the year-ago period, offset by lower net charge offs.

The decrease in noninterest income from the year-ago period reflected:

•

$5.0 million, or 17%, decrease in other noninterest income, primarily due to decreases in market related gains associated with certain loans carried at fair value, operating lease related income and servicing income on securitized automobile loans.

The increase in noninterest expense from the year-ago period reflected:

•	$7.5 million, or 10%, increase in other noninterest expense, primarily due to a $8.8 million increase in allocated expenses, generally reflecting higher levels of business activity.

Partially offset by:

•	$3.0 million, or 32%, decrease in deposit and other insurance expense.

Regional Banking and The Huntington Private Client Group

Table 37—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$76,399	$79,926	$(3,527)	(4)%
Provision for credit losses	5,353	2,939	2,414	82
Noninterest income	132,080	144,029	(11,949)	(8)
Noninterest expense	176,595	176,479	116	—
Provision for income taxes	9,286	15,588	(6,302)	(40)

Net income	$17,245	$28,949	$(11,704)	(40)%

Number of employees (average full-time equivalent)	1,046	1,066	(20)	(2)%
Total average assets (in millions)	$3,789	$3,733	$56	2
Total average loans/leases (in millions)	2,875	2,830	45	2
Total average deposits (in millions)	5,908	5,709	199	3
Net interest margin	1.79%	1.93%	(0.14)%	(7)
NCOs	$7,232	$8,020	$(788)	(10)
NCOs as a % of average loans and leases	0.34%	0.38%	(0.04)%	(11)
Return on average common equity	4.6	7.8	(3.2)	(41)
Total assets under management (in billions)—eop	15.5	17.0	(1.5)	(9)
Total trust assets (in billions)—eop	81.6	78.7	2.9	4

eop - End of Period.

2014 First Nine Months vs. 2013 First Nine Months

RBHPCG reported net income of $17.2 million in the first nine-month period of 2014. This was a decrease of $11.7 million, or 40%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	14 basis point decrease in the net interest margin, primarily due to lower spreads on deposits.

Partially offset by:

•	$0.2 billion, or 3%, increase in average total deposits, primarily due to increased focus on deposit growth resulting from the alignment of private banking with the regional presidents.

The increase in provision for credit losses reflected:

•	Less improvement in the underlying credit quality of the loan portfolio compared to year-ago period, offset by reduced level of NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$6.2 million, or 7%, decrease in trust services, primarily due to reduced proprietary mutual fund revenue related to a reduction in asset values and due to the sale of the fixed income funds.

•	$3.0 million, or 26%, decrease in other noninterest income, primarily due to a gain realized from LIHTC investment sales in the 2013 first quarter.

•	$1.4 million, or 29%, decrease in service charges on deposit accounts.

The increase in noninterest expense from the year-ago period reflected:

•	$2.9 million, or 116%, increase in professional services expense, primarily due to increased consulting fees.

Partially offset by:

•	$1.3 million, or 1%, decrease in personnel costs, primarily due to the pension plan curtailment gain in 2013.

•	$1.1 million, or 40%, decrease in deposit and other insurance expense.

Home Lending

Table 38—Key Performance Indicators for Home Lending

	Nine Months Ended September 30,		Change
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent
Net interest income	$41,997	$38,139	$3,858	10%
Provision for credit losses	20,308	9,501	10,807	114
Noninterest income	59,946	85,599	(25,653)	(30)
Noninterest expense	101,490	109,285	(7,795)	(7)
Provision for income taxes	(6,949)	1,733	8,682	N.R.

Net income (loss)	$(12,906)	$3,219	$16,125	N.R.

Number of employees (average full-time equivalent)	993	1,100	(107)	(10)%
Total average assets (in millions)	$3,795	$3,653	$142	4
Total average loans/leases (in millions)	3,288	3,079	209	7
Total average deposits (in millions)	282	377	(95)	(25)
Net interest margin	1.57%	1.48%	0.09	6
NCOs	$14,163	$12,799	$1,364	11
NCOs as a % of average loans and leases	0.57%	0.55%	0.02	4
Return on average common equity	(9.9)	2.4	(12.3)	(513)
Mortgage banking origination volume (in millions)	$2,637	$3,578	$(941)	(26)

N.R.—Not relevant.

2014 First Nine Months vs. 2013 First Nine Months

Home Lending reported a net loss of $12.9 million in the first nine-month period of 2014 compared to net income of $3.2 million in the year-ago period. Home Lending supports the origination and servicing of mortgage loans across all segments. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	9 basis point increase in the net interest margin, primarily due to a 16 basis point increase in loan spreads. This increase is primarily driven by lower funding costs on the loan portfolio.

•	$0.2 billion, or 7%, increase in average total loans.

Partially offset by:

•	$0.1 billion, or 25%, decrease in average total deposits, driven by lower escrow balances.

The increase in provision for credit losses reflected:

•	The transfer of the student loan portfolio to loans held-for-sale during the 2014 first quarter and a $1.4 million, or 11%, increase in NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$22.8 million, or 28%, decrease in mortgage banking income, primarily due to a reduction in volume and gain on sale related to lower refinancing levels.

•	$2.4 million, or 54%, decrease in insurance income, primarily due to lower refinance volume related to title insurance referrals.

The decrease in noninterest expense from the year-ago period reflected:

•	$8.1 million, or 11%, decrease in personnel costs, primarily due to lower mortgage production volume and a reduction in staff.

•	$1.2 million, or 43%, decrease in deposit and other insurance expense.

•	$0.9 million, or 5%, decrease in other noninterest expense, primarily due to lower mortgage repurchase expense.

Partially offset by:

•	$3.1 million, or 28%, increase in outside data processing and other services, spending on loan promotions.

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

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2014	2013
(dollar amounts in thousands, except number of shares)	September 30,	December 31,
Assets
Cash and due from banks	$879,862	$1,001,132
Interest-bearing deposits in banks	72,898	57,043
Trading account securities	66,460	35,573
Loans held for sale (includes $339,061 and $278,928 respectively, measured at fair value) (1)	410,932	326,212
Available-for-sale and other securities	8,721,804	7,308,753
Held-to-maturity securities	3,496,493	3,836,667
Loans and leases (includes $16,700 and $52,286 respectively, measured at fair value) (1)	46,723,374	43,120,500
Allowance for loan and lease losses	(631,036)	(647,870)

Net loans and leases	46,092,338	42,472,630

Bank owned life insurance	1,703,692	1,647,170
Premises and equipment	613,214	634,657
Goodwill	522,541	444,268
Other intangible assets	85,324	93,193
Accrued income and other assets	1,665,071	1,609,876

Total assets	$64,330,629	$59,467,174

Liabilities and shareholders’ equity
Liabilities
Deposits	$50,129,837	$47,506,718
Short-term borrowings	1,530,938	552,143
Federal Home Loan Bank advances	1,658,112	1,808,293
Other long-term debt	2,590,212	1,349,119
Subordinated notes	976,264	1,100,860
Accrued expenses and other liabilities	1,161,056	1,059,888

Total liabilities	58,046,419	53,377,021

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,161	8,322
Capital surplus	7,243,879	7,398,515
Less treasury shares, at cost	(12,938)	(9,643)
Accumulated other comprehensive loss	(182,016)	(214,009)
Retained (deficit) earnings	(1,159,168)	(1,479,324)

Total shareholders’ equity	6,284,210	6,090,153

Total liabilities and shareholders’ equity	$64,330,629	$59,467,174

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	816,091,946	832,217,098
Common shares outstanding	814,453,953	830,963,427
Treasury shares outstanding	1,637,993	1,253,671
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share amounts)	2014	2013	2014	2013
Interest and fee income:
Loans and leases	$424,658	$408,997	$1,248,104	$1,221,321
Available-for-sale and other securities
Taxable	43,065	35,280	123,549	114,004
Tax-exempt	7,959	2,677	20,049	8,052
Held-to-maturity securities - taxable	21,777	12,220	67,711	31,835
Other	3,601	3,738	9,424	15,601

Total interest income	501,060	462,912	1,468,837	1,390,813

Interest expense:
Deposits	20,461	27,655	66,245	89,281
Short-term borrowings	292	158	712	571
Federal Home Loan Bank advances	981	197	2,056	771
Subordinated notes and other long-term debt	12,991	10,050	35,935	26,231

Total interest expense	34,725	38,060	104,948	116,854

Net interest income	466,335	424,852	1,363,889	1,273,959
Provision for credit losses	24,480	11,400	78,495	65,714

Net interest income after provision for credit losses	441,855	413,452	1,285,394	1,208,245

Service charges on deposit accounts	69,118	72,918	206,333	201,810
Mortgage banking income	25,051	23,621	70,857	102,528
Trust services	28,045	30,470	87,191	92,296
Electronic banking	27,275	24,282	77,408	68,340
Insurance income	16,729	17,269	49,221	53,708
Brokerage income	17,155	16,636	52,227	54,473
Bank owned life insurance income	14,888	13,740	42,060	42,603
Capital markets fees	10,246	12,825	29,940	32,888
Gain on sale of loans	8,199	5,063	15,683	11,027
Net gains on sales of securities	198	184	17,658	981
Impairment losses recognized in earnings on available-for-sale securities	—	(86)	—	(1,802)
Other noninterest income	30,445	36,845	97,323	103,452

Total noninterest income	247,349	253,767	745,901	762,304

Personnel costs	275,409	229,326	785,486	752,083
Outside data processing and other services	53,073	49,313	158,901	148,476
Net occupancy	34,405	35,591	96,511	93,361
Equipment	30,183	28,191	87,682	78,018
Marketing	12,576	12,271	38,094	37,481
Deposit and other insurance expense	11,628	11,155	35,945	40,105
Amortization of intangibles	9,813	10,362	28,624	31,044
Professional services	13,763	12,487	43,890	29,020
Other noninterest expense	39,468	34,640	123,942	102,406

Total noninterest expense	480,318	423,336	1,399,075	1,311,994

Income before income taxes	208,886	243,883	632,220	658,555
Provision for income taxes	53,870	65,047	163,442	175,445

Net income	155,016	178,836	468,778	483,110
Dividends on preferred shares	7,964	7,967	23,891	23,904

Net income applicable to common shares	$147,052	$170,869	$444,887	$459,206

Average common shares—basic	816,497	830,398	820,884	835,410
Average common shares—diluted	829,623	841,025	833,927	844,524
Per common share:
Net income—basic	$0.18	$0.21	$0.54	$0.55
Net income—diluted	0.18	0.20	0.53	0.54
Cash dividends declared	0.05	0.05	0.15	0.14
OTTI losses for the periods presented:
Total OTTI losses	$—	$(92)	$—	$(1,808)
Noncredit-related portion of loss recognized in OCI	—	6	—	6

Impairment losses recognized in earnings on available-for-sale securities	$—	$(86)	$—	$(1,802)

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Net income	$155,016	$178,836	$468,778	$483,110
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	2,126	1,934	7,724	9,742
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	(8,918)	4,594	21,483	(77,449)

Total unrealized gains (losses) on available-for-sale and other securities	(6,792)	6,528	29,207	(67,707)
Unrealized gains (losses) on cash flow hedging derivatives	(21,229)	15,332	(4,100)	(54,048)
Change in accumulated unrealized losses for pension and other post-retirement obligations	5,732	31,109	6,886	41,805

Other comprehensive income (loss)	(22,289)	52,969	31,993	(79,950)

Comprehensive income	$132,727	$231,805	$500,771	$403,160

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Nine Months Ended September 30, 2013
Balance, beginning of period	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,917,933)	$5,790,211

Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $53,896											(11,711)	(11,711)

Balance, beginning of period - as adjusted	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500
Net income											483,110	483,110
Other comprehensive income (loss)										(79,950)		(79,950)
Repurchase of common stock					(16,708)	(167)	(124,828)					(124,995)
Cash dividends declared:
Common ($0.14 per share)											(116,648)	(116,648)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($22.37 per share)											(794)	(794)
Recognition of the fair value of share-based compensation							27,643					27,643
Other share-based compensation activity					4,119	41	9,648				(817)	8,872
Other							(579)	(79)	28		(17)	(568)

Balance, end of period	363	$362,507	35	$23,785	831,516	$8,315	$7,387,033	(1,371)	$(10,893)	$(230,767)	$(1,587,920)	$5,952,060

Nine Months Ended September 30, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153

Net income											468,778	468,778
Other comprehensive income (loss)										31,993		31,993
Shares issued pursuant to acquisition					8,694	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchases of common stock					(32,103)	(321)	(299,399)					(299,720)
Cash dividends declared:
Common ($0.15 per share)											(122,984)	(122,984)
Preferred Series A ($63.75 per share)											(23,110)	(23,110)
Preferred Series B ($22.00 per share)											(781)	(781)
Recognition of the fair value of share-based compensation							33,656					33,656
Other share-based compensation activity					6,162	62	14,897				(1,710)	13,249
Other					846	8	2,039	(307)	(3,295)		(37)	(1,285)

Balance, end of period	363	$362,507	35	$23,785	816,092	$8,161	$7,243,879	(1,638)	$(12,938)	$(182,016)	$(1,159,168)	$6,284,210

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$468,778	$483,110
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	3,000	—
Provision for credit losses	78,495	65,714
Depreciation and amortization	238,974	210,311
Share-based compensation expense	33,656	27,643
Change in deferred income taxes	12,266	60,444
Originations of loans held for sale	(1,775,970)	(2,276,606)
Principal payments on and proceeds from loans held for sale	1,733,936	2,435,673
Gain on sale of loans held for sale	(19,861)	(42,963)
Net gain on sales of securities	(17,658)	(981)
Impairment losses recognized in earnings on available-for-sale securities	—	1,802
Net change in:
Trading account securities	(30,887)	17,038
Accrued income and other assets	(157,163)	(36,350)
Accrued expense and other liabilities	61,660	(131,541)

Net cash provided by (used for) operating activities	629,226	813,294

Investing activities
Change in interest bearing deposits in banks	(15,855)	103,781
Cash received from acquisition, net of cash paid	691,637	—
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,056,833	1,161,018
Maturities of held-to-maturity securities	337,175	195,369
Sales of available-for-sale and other securities	1,093,176	362,434
Purchases of available-for-sale and other securities	(3,436,111)	(830,992)
Purchases of held-to-maturity securities	—	(397,309)
Net proceeds from sales of loans	254,663	341,751
Net loan and lease activity, excluding sales	(3,229,382)	(2,091,670)
Proceeds from sale of operating lease assets	362	9,146
Purchases of premises and equipment	(31,559)	(89,100)
Proceeds from sales of other real estate	29,741	27,671
Purchases of loans and leases	(286,819)	(7,417)
Purchase of customer list	(946)	—
Other, net	3,495	2,550

Net cash provided by (used for) investing activities	(3,533,590)	(1,212,768)

Financing activities
Increase (decrease) in deposits	1,321,398	315,008
Increase (decrease) in short-term borrowings	983,741	155,454
Maturity/redemption of subordinated notes	(124,907)	(50,000)
Proceeds from Federal Home Loan Bank advances	3,355,499	2,600,000
Maturity/redemption of Federal Home Loan Bank advances	(3,579,439)	(3,275,648)
Proceeds from issuance of long-term debt	1,250,000	748,727
Maturity/redemption of long-term debt	—	(2,086)
Dividends paid on preferred stock	(23,891)	(23,910)
Dividends paid on common stock	(121,253)	(109,046)
Repurchases of common stock	(299,720)	(124,995)
Net proceeds from issuance of common stock	2,597	—
Other, net	19,069	10,822

Net cash provided by (used for) financing activities	2,783,094	244,326

Increase (decrease) in cash and cash equivalents	(121,270)	(155,148)
Cash and cash equivalents at beginning of period	1,001,132	1,262,806

Cash and cash equivalents at end of period	$879,862	$1,107,658

Supplemental disclosures:
Income taxes paid (refunded)	$87,454	$99,538
Interest paid	98,080	116,945
Non-cash activities
Securities transferred to held-to-maturity from available-for-sale	—	292,164
Loans transferred to held-for-sale from portfolio	85,022	50,344
Loans transferred to portfolio from held-for-sale	45,240	307,303
Dividends accrued, paid in subsequent quarter	46,580	47,907

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, unrecognized tax benefits should be presented in the financial statements as a liability and should not be combined with deferred tax assets in circumstances where availability or legal requirement and intent to settle additional incomes taxes is not met. The amendments were applied prospectively and were effective for interim and annual reporting periods beginning January 1, 2014. The amendments did not have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

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

ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-11— Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement, as well as additional required disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-12— Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity The amendments allow a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative. Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Management does not believe the amendments will have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-14— Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Management does not believe the amendments will have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At September 30, 2014, and December 31, 2013, the aggregate amount of these net unamortized deferred loan origination fees and costs, net of premiums or discounts, and net unearned income was $171.1 million and $192.9 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Loans and leases:
Commercial and industrial	$18,790,592	$17,594,276
Commercial real estate	4,990,424	4,850,094
Automobile	8,321,630	6,638,713
Home equity	8,436,278	8,336,318
Residential mortgage	5,787,567	5,321,088
Other consumer	396,883	380,011

Loans and leases	46,723,374	43,120,500

Allowance for loan and lease losses	(631,036)	(647,870)

Net loans and leases	$46,092,338	$42,472,630

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Camco Financial loans at acquisition date:

March 1,
(dollar amounts in thousands)	2014
Contractually required payments including interest	$14,363
Less: nonaccretable difference	(11,234)

Cash flows expected to be collected	3,129
Less: accretable yield	(143)

Fair value of credit impaired loans acquired	$2,986

The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(dollar amounts in thousands)	2014	2013	2014	2013
Fidelity Bank
Balance, beginning of period	$24,596	$32,705	$27,995	$23,251
Additions	—	—	—	—
Accretion	(3,070)	(4,605)	(10,722)	(11,705)
Reclassification from (to) nonaccretable difference	(6)	1,152	4,247	17,706

Balance, end of period	$21,520	$29,252	$21,520	$29,252

Camco Financial
Balance, beginning of period	$154	$—	$—	$—
Impact of acquisition/purchase on March 1, 2014	—	—	143	—
Additions	—	—	—	—
Accretion	(153)	—	(5,335)	—
Reclassification from nonaccretable difference	816	—	6,009	—

Balance, end of period	$817	$—	$817	$—

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at September 30, 2014 and December 31, 2013 was $3.2 million and $2.4 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$30,005	$41,767	$35,526	$50,798
Commercial real estate	40,631	94,291	82,073	154,869
Residential mortgage	2,379	3,207	2,498	3,681
Other consumer	53	129	129	219

Total	$73,068	$139,394	$120,226	$209,567

Camco Financial
Commercial and industrial	$729	$1,696	$—	$—
Commercial real estate	2,032	3,855	—	—

Total	$2,761	$5,551	$—	$—

Loan Purchases and Sales

The following table summarizes portfolio loan purchase and sale activity for the three-month and nine-month periods ended September 30, 2014 and 2013. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended September 30, 2014	$64,668	$—	$—	$—	$2,224	$—	$66,892
Nine-month period ended September 30, 2014	$270,272	$—	$—	$—	$16,547	$—	$286,819
Three-month period ended September 30, 2013	$28,432	$—	$—	$—	$—	$—	$28,432
Nine-month period ended September 30, 2013	$84,169	$—	$—	$—	$—	$—	$84,169
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended September 30, 2014	$179,065	$—	$—	$—	$—	$—	$179,065
Nine-month period ended September 30, 2014	$283,796	$7,434	$—	$—	$—	7,592	$298,822
Three-month period ended September 30, 2013	$70,823	$—	$—	$—	$49,931	$—	$120,754
Nine-month period ended September 30, 2013	$153,889	$3,991	$—	$—	$205,335	$—	$363,215

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

The following table presents NALs by loan class at September 30, 2014 and December 31, 2013:

	2014	2013
(dollar amounts in thousands)	September 30,	December 31,
Commercial and industrial:
Owner occupied	$31,576	$38,321
Other commercial and industrial	58,689	18,294

Total commercial and industrial	$90,265	$56,615
Commercial real estate:
Retail properties	$25,483	$27,328
Multi family	11,084	9,289
Office	10,601	18,995
Industrial and warehouse	4,738	6,310
Other commercial real estate	7,906	11,495

Total commercial real estate	$59,812	$73,417
Automobile	$4,834	$6,303
Home equity:
Secured by first-lien	$42,275	$36,288
Secured by junior-lien	30,440	29,901

Total home equity	$72,715	$66,189
Residential mortgage	$98,139	$119,532
Other consumer	$—	$—

Total nonaccrual loans	$325,765	$322,056

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at September 30, 2014 and December 31, 2013: (1)

September 30, 2014
	Past Due					Total Loans and Leases	90 or more days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current		and accruing
Commercial and industrial:
Owner occupied	$7,937	$1,645	$21,812	$31,394	$4,344,893	$4,376,287	$37
Purchased credit-impaired	1,454	849	7,416	9,719	21,015	30,734	7,416
Other commercial and industrial	12,403	2,426	10,864	25,693	14,357,878	14,383,571	5

Total commercial and industrial	$21,794	$4,920	$40,092	$66,806	$18,723,786	$18,790,592	$7,458	(2)
Commercial real estate:
Retail properties	$3,028	$—	$5,713	$8,741	$1,317,742	$1,326,483	$—
Multi family	3,293	10,554	4,455	18,302	1,036,404	1,054,706	—
Office	476	901	4,922	6,299	973,043	979,342	—
Industrial and warehouse	2,210	272	2,375	4,857	482,009	486,866	—
Purchased credit-impaired	730	—	26,285	27,015	15,648	42,663	26,285
Other commercial real estate	1,330	428	4,337	6,095	1,094,269	1,100,364	—

Total commercial real estate	$11,067	$12,155	$48,087	$71,309	$4,919,115	$4,990,424	$26,285	(2)
Automobile	$45,944	$9,328	$4,875	$60,147	$8,261,483	$8,321,630	$4,827
Home equity:
Secured by first-lien	$16,349	$7,627	$32,406	$56,382	$4,971,697	$5,028,079	$6,520
Secured by junior-lien	25,522	13,597	32,703	71,822	3,336,377	3,408,199	8,289

Total home equity	$41,871	$21,224	$65,109	$128,204	$8,308,074	$8,436,278	$14,809
Residential mortgage:
Residential mortgage	$108,282	$41,245	$140,162	$289,689	$5,495,499	$5,785,188	$88,109
Purchased credit-impaired	—	—	—	—	2,379	2,379	—

Total residential mortgage	$108,282	$41,245	$140,162	$289,689	$5,497,878	$5,787,567	$88,109	(3)
Other consumer:
Other consumer	$5,934	$1,120	$638	$7,692	$389,138	$396,830	$638
Purchased credit-impaired	—	—	—	—	53	53	—

Total other consumer	$5,934	$1,120	$638	$7,692	$389,191	$396,883	$638
Total loans and leases	$234,892	$89,992	$298,963	$623,847	$46,099,527	$46,723,374	$142,126

December 31, 2013
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$5,935	$1,879	$25,658	$33,472	$4,314,400	$4,347,872	$—
Purchased credit-impaired	241	433	14,562	15,236	20,290	35,526	14,562
Other commercial and industrial	10,342	3,075	11,210	24,627	13,186,251	13,210,878	—

Total commercial and industrial	$16,518	$5,387	$51,430	$73,335	$17,520,941	$17,594,276	$14,562	(2)
Commercial real estate:
Retail properties	$19,372	$1,228	$5,252	$25,852	$1,237,717	$1,263,569	$—
Multi family	2,425	943	6,726	10,094	1,015,497	1,025,591	—
Office	1,635	545	12,700	14,880	927,413	942,293	—
Industrial and warehouse	465	3,714	4,395	8,574	464,319	472,893	—
Purchased credit-impaired	1,311	—	39,142	40,453	41,620	82,073	39,142
Other commercial real estate	5,922	1,134	7,192	14,248	1,049,427	1,063,675	—

Total commercial real estate	$31,130	$7,564	$75,407	$114,101	$4,735,993	$4,850,094	$39,142	(2)
Automobile	$45,174	$8,863	$5,140	$59,177	$6,579,536	$6,638,713	$5,055
Home equity
Secured by first-lien	$20,551	$8,746	$28,472	$57,769	$4,784,375	$4,842,144	$6,338
Secured by junior-lien	28,965	13,071	31,392	73,428	3,420,746	3,494,174	7,645

Total home equity	$49,516	$21,817	$59,864	$131,197	$8,205,121	$8,336,318	$13,983
Residential mortgage
Residential mortgage	$101,584	$41,784	$158,956	$302,324	$5,016,266	$5,318,590	$90,115
Purchased credit-impaired	194	—	339	533	1,965	2,498	339

Total residential mortgage	$101,778	$41,784	$159,295	$302,857	$5,018,231	$5,321,088	$90,454	(4)
Other consumer
Other consumer	$6,465	$1,276	$998	$8,739	$371,143	$379,882	$998
Purchased credit-impaired	69	—	—	69	60	129	—

Total other consumer	$6,534	$1,276	$998	$8,808	$371,203	$380,011	$998
Total loans and leases	$250,650	$86,691	$352,134	$689,475	$42,431,025	$43,120,500	$164,194

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $54,778 thousand guaranteed by the U.S. government.
(4)	Includes $87,985 thousand guaranteed by the U.S. government.

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

The following table presents ALLL and AULC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2014 and 2013:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended September 30, 2014:
ALLL balance, beginning of period	$278,512	$137,346	$27,158	$105,943	$47,191	$38,951	$635,101
Loan charge-offs	(20,723)	(4,664)	(7,292)	(9,584)	(6,477)	(9,771)	(58,511)
Recoveries of loans previously charged-off	8,136	10,671	3,316	3,136	1,049	2,180	28,488
Provision for loan and lease losses	25,476	(27,881)	7,550	880	10,895	9,038	25,958
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	—	—

ALLL balance, end of period	$291,401	$115,472	$30,732	$100,375	$52,658	$40,398	$631,036

AULC balance, beginning of period	$44,750	$7,530	$—	$1,977	$8	$2,662	$56,927
Provision for unfunded loan commitments and letters of credit	(1,545)	(552)	—	(18)	2	635	(1,478)

AULC balance, end of period	$43,205	$6,978	$—	$1,959	$10	$3,297	$55,449

ACL balance, end of period	$334,606	$122,450	$30,732	$102,334	$52,668	$43,695	$686,485

Nine-month period ended September 30, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(60,305)	(17,772)	(21,969)	(43,844)	(21,525)	(24,934)	(190,349)
Recoveries of loans previously charged-off	28,515	26,957	10,425	13,218	4,832	4,750	88,697
Provision for loan and lease losses	57,390	(56,270)	11,223	19,870	29,774	23,958	85,945
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)

ALLL balance, end of period	$291,401	$115,472	$30,732	$100,375	$52,658	$40,398	$631,036

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for unfunded loan commitments and letters of credit	(6,391)	(2,913)	—	196	1	1,657	(7,450)

AULC balance, end of period	$43,205	$6,978	$—	$1,959	$10	$3,297	$55,449

ACL balance, end of period	$334,606	$122,450	$30,732	$102,334	$52,668	$43,695	$686,485

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended September 30, 2013:
ALLL balance, beginning of period	$233,679	$255,849	$39,990	$115,626	$63,802	$24,130	$733,076
Loan charge-offs	(9,226)	(22,759)	(6,000)	(30,206)	(7,435)	(9,626)	(85,252)
Recoveries of loans previously charged-off	7,565	10,196	3,279	3,031	2,646	2,793	29,510
Provision for loan and lease losses	30,030	(78,764)	(10,182)	35,617	(7,691)	19,756	(11,234)
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(70)	—	(70)

ALLL balance, end of period	$262,048	$164,522	$27,087	$124,068	$51,252	$37,053	$666,030

AULC balance, beginning of period	$37,471	$4,408	$—	$1,688	$6	$650	$44,223
Provision for unfunded loan commitments and letters of credit	13,621	8,394	—	59	7	553	22,634

AULC balance, end of period	$51,092	$12,802	$—	$1,747	$13	$1,203	$66,857

ACL balance, end of period	$313,140	$177,324	$27,087	$125,815	$51,265	$38,256	$732,887

Nine-month period ended September 30, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(31,220)	(59,320)	(16,907)	(74,504)	(25,028)	(25,653)	(232,632)
Recoveries of loans previously charged-off	24,656	31,596	10,129	12,692	5,471	5,869	90,413
Provision for loan and lease losses	27,561	(93,123)	(1,114)	67,116	9,485	29,583	39,508
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(334)	—	(334)

ALLL balance, end of period	$262,048	$164,522	$27,087	$124,068	$51,252	$37,053	$666,030

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	17,224	8,062	—	391	10	519	26,206

AULC balance, end of period	$51,092	$12,802	$—	$1,747	$13	$1,203	$66,857

ACL balance, end of period	$313,140	$177,324	$27,087	$125,815	$51,265	$38,256	$732,887

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

The following table presents each loan and lease class by credit quality indicator at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,119,379	$89,453	$162,615	$4,840	$4,376,287
Purchased credit-impaired	4,165	834	22,535	3,200	30,734
Other commercial and industrial	13,705,237	265,116	399,941	13,277	14,383,571

Total commercial and industrial	$17,828,781	$355,403	$585,091	$21,317	$18,790,592
Commercial real estate:
Retail properties	$1,258,929	$14,565	$52,414	$575	$1,326,483
Multi family	1,002,716	13,371	38,221	398	1,054,706
Office	890,187	27,216	59,971	1,968	979,342
Industrial and warehouse	464,848	2,324	19,399	295	486,866
Purchased credit-impaired	5,965	435	35,430	833	42,663
Other commercial real estate	1,044,671	10,451	43,766	1,476	1,100,364

Total commercial real estate	$4,667,316	$68,362	$249,201	$5,545	$4,990,424

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$3,981,751	$3,101,640	$999,642	$238,597	$8,321,630
Home equity:
Secured by first-lien	$3,161,826	$1,395,238	$282,120	$188,895	$5,028,079
Secured by junior-lien	1,837,617	1,104,230	361,402	104,950	3,408,199

Total home equity	$4,999,443	$2,499,468	$643,522	$293,845	$8,436,278
Residential mortgage:
Residential mortgage	$3,285,634	$1,778,024	$624,757	$96,773	$5,785,188
Purchased credit-impaired	593	1,213	573	—	2,379

Total residential mortgage	$3,286,227	$1,779,237	$625,330	$96,773	$5,787,567
Other consumer:
Other consumer	$178,175	$174,755	$42,055	$1,845	$396,830
Purchased credit-impaired	—	53	—	—	53

Total other consumer	$178,175	$174,808	$42,055	$1,845	$396,883

	December 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,052,579	$130,645	$155,994	$8,654	$4,347,872
Purchased credit-impaired	5,015	661	27,693	2,157	35,526
Other commercial and industrial	12,630,512	211,860	364,343	4,163	13,210,878

Total commercial and industrial	$16,688,106	$343,166	$548,030	$14,974	$17,594,276
Commercial real estate:
Retail properties	$1,153,747	$16,003	$93,819	$—	$1,263,569
Multi family	972,526	16,540	36,411	114	1,025,591
Office	847,411	4,866	87,722	2,294	942,293
Industrial and warehouse	431,057	14,138	27,698	—	472,893
Purchased credit-impaired	13,127	3,586	62,577	2,783	82,073
Other commercial real estate	977,987	16,270	68,653	765	1,063,675

Total commercial real estate	$4,395,855	$71,403	$376,880	$5,956	$4,850,094

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,987,323	$2,517,756	$945,604	$188,030	$6,638,713
Home equity:
Secured by first-lien	$3,018,784	$1,412,445	$299,681	$111,234	$4,842,144
Secured by junior-lien	1,811,102	1,213,024	413,695	56,353	3,494,174

Total home equity	$4,829,886	$2,625,469	$713,376	$167,587	$8,336,318
Residential mortgage
Residential mortgage	$2,837,590	$1,710,183	$699,541	$71,276	$5,318,590
Purchased credit-impaired	588	989	921	—	2,498

Total residential mortgage	$2,838,178	$1,711,172	$700,462	$71,276	$5,321,088
Other consumer
Other consumer	$161,858	$157,675	$45,370	$14,979	$379,882
Purchased credit-impaired	—	60	69	—	129

Total other consumer	$161,858	$157,735	$45,439	$14,979	$380,011

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at September 30, 2014 and December 31, 2013:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at September 30, 2014:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,873	$56	$—	$—	$287	$—	$3,216
Attributable to loans individually evaluated for impairment	13,584	21,900	2,057	22,695	25,506	244	85,986
Attributable to loans collectively evaluated for impairment	274,944	93,516	28,675	77,680	26,865	40,154	541,834

Total ALLL balance	$291,401	$115,472	$30,732	$100,375	$52,658	$40,398	$631,036

Loan and Lease Ending Balances at September 30, 2014:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$30,734	$42,663	$—	$—	$2,379	$53	$75,829
Individually evaluated for impairment	167,184	240,246	36,297	282,901	377,174	3,387	1,107,189
Collectively evaluated for impairment	18,592,674	4,707,515	8,285,333	8,153,377	5,408,014	393,443	45,540,356

Total loans and leases evaluated for impairment	$18,790,592	$4,990,424	$8,321,630	$8,436,278	$5,787,567	$396,883	$46,723,374

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2013
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,404	$—	$—	$—	$36	$—	$2,440
Attributable to loans individually evaluated for impairment	6,129	34,935	682	8,003	10,555	136	60,440
Attributable to loans collectively evaluated for impairment	257,268	127,622	30,371	103,128	28,986	37,615	584,990

Total ALLL balance:	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

Loan and Lease Ending Balances at December 31, 2013
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$35,526	$82,073	$—	$—	$2,498	$129	$120,226
Individually evaluated for impairment	108,316	268,362	37,084	208,981	387,937	1,041	1,011,721
Collectively evaluated for impairment	17,450,434	4,499,659	6,601,629	8,127,337	4,930,653	378,841	41,988,553

Total loans and leases evaluated for impairment	$17,594,276	$4,850,094	$6,638,713	$8,336,318	$5,321,088	$380,011	$43,120,500

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	September 30, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$6,788	$6,788	$—	$5,365	$50	$4,650	$134
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	2,411	11,077	—	5,137	70	6,768	256

Total commercial and industrial	$9,199	$17,865	$—	$10,502	$120	$11,418	$390
Commercial real estate:
Retail properties	$49,059	$50,144	$—	$50,023	$617	$53,117	$1,854
Multi family	—	—	—	—	—	—	—
Office	2,442	6,092	—	4,040	49	4,280	279
Industrial and warehouse	1,644	1,702	—	3,619	45	5,940	221
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial real estate	5,214	5,246	—	7,962	85	6,879	221

Total commercial real estate	$58,359	$63,184	$—	$65,644	$796	$70,216	$2,575
Automobile	$—	$—	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	53	129	—	53	2	91	11

Total other consumer	$53	$129	$—	$53	$2	$91	$11

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$38,363	$46,154	$2,924	$39,001	$383	$39,653	$1,172
Purchased credit-impaired	30,734	43,463	2,873	33,056	1,306	34,509	6,508
Other commercial and industrial	119,622	145,317	10,660	108,856	658	79,925	1,937

Total commercial and industrial	$188,719	$234,934	$16,457	$180,913	$2,347	$154,087	$9,617
Commercial real estate: (4)
Retail properties	$66,854	$95,902	$5,635	$67,589	$505	$66,780	$1,569
Multi family	18,623	25,208	2,244	17,551	172	16,472	488
Office	54,062	58,414	8,629	53,262	624	52,981	1,771
Industrial and warehouse	10,412	11,645	659	9,279	90	9,198	199
Purchased credit-impaired	42,663	98,146	56	49,979	1,813	64,688	9,034
Other commercial real estate	31,936	41,811	4,733	41,661	469	45,316	1,483

Total commercial real estate	$224,550	$331,126	$21,956	$239,321	$3,673	$255,435	$14,544
Automobile	$36,297	$36,525	$2,057	$36,209	$632	$35,643	$2,034
Home equity:
Secured by first-lien	$132,521	$138,020	$6,654	$131,301	$1,391	$121,861	$4,001
Secured by junior-lien	150,380	183,911	16,041	144,919	1,678	124,254	4,539

Total home equity	$282,901	$321,931	$22,695	$276,220	$3,069	$246,115	$8,540
Residential mortgage (6):
Residential mortgage	$377,174	$424,252	$25,506	$391,288	$2,813	$384,787	$8,661
Purchased credit-impaired	2,379	3,207	287	2,369	101	2,373	504

Total residential mortgage	$379,553	$427,459	$25,793	$393,657	$2,914	$387,160	$9,165
Other consumer:
Other consumer	$3,387	$3,437	$244	$3,502	$53	$2,473	$146
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$3,387	$3,437	$244	$3,502	$53	$2,473	$146

	December 31, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
(dollar amounts in thousands)	Balance	Balance (5)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$5,332	$5,373	$—	$4,960	$42	$4,456	$126
Purchased credit-impaired	—	—	—	—	—	—	—
Other commercial and industrial	11,884	15,031	—	14,254	168	12,389	473

Total commercial and industrial	$17,216	$20,404	$—	$19,214	$210	$16,845	$599
Commercial real estate:
Retail properties	$55,773	$64,780	$—	$38,514	$557	$47,186	$1,867
Multi family	—	—	—	4,203	63	4,836	220
Office	9,069	13,721	—	9,183	313	13,168	845
Industrial and warehouse	9,682	10,803	—	9,282	129	11,467	478
Purchased credit-impaired	82,073	154,869	—	—	—	—	—
Other commercial real estate	6,002	6,924	—	6,216	159	8,581	382

Total commercial real estate	$162,599	$251,097	$—	$67,398	$1,221	$85,238	$3,792
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—	$—	$—
Purchased credit-impaired	129	219	—	129	4	139	11

Total other consumer	$129	$219	$—	$129	$4	$139	$11
With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$40,271	$52,810	$3,421	$39,656	$332	$42,155	$1,024
Purchased credit-impaired	35,526	50,798	2,404	46,942	1,485	50,421	3,775
Other commercial and industrial	50,829	64,497	2,708	61,563	886	62,320	2,510

Total commercial and industrial	$126,626	$168,105	$8,533	$148,161	$2,703	$154,896	$7,309
Commercial real estate: (4)
Retail properties	$72,339	$93,395	$5,984	$67,209	$448	$58,928	$1,303
Multi family	13,484	15,408	1,944	13,646	159	15,295	490
Office	50,307	54,921	9,927	49,486	490	46,543	1,291
Industrial and warehouse	9,162	10,561	808	10,381	303	16,535	671
Purchased credit-impaired	—	—	—	97,719	3,038	110,124	7,721
Other commercial real estate	42,544	50,960	16,272	32,579	332	37,436	1,150

Total commercial real estate	$187,836	$225,245	$34,935	$271,020	$4,770	$284,861	$12,626
Automobile	$37,084	$38,758	$682	$38,732	$817	$40,555	$2,121
Home equity:
Secured by first-lien	$110,024	$116,846	$2,396	$90,952	$1,062	$92,723	$2,953
Secured by junior-lien	98,957	143,967	5,607	64,553	873	57,743	2,186

Total home equity	$208,981	$260,813	$8,003	$155,505	$1,935	$150,466	$5,139
Residential mortgage (6):
Residential mortgage	$387,937	$427,924	$10,555	$356,855	$2,971	$365,148	$8,713
Purchased credit-impaired	2,498	3,681	36	2,169	78	2,232	198

Total residential mortgage	$390,435	$431,605	$10,591	$359,024	$3,049	$367,380	$8,911
Other consumer:
Other consumer	$1,041	$1,041	$136	$2,171	$29	$2,378	$83
Purchased credit-impaired	—	—	—	—	—	—	—

Total other consumer	$1,041	$1,041	$136	$2,171	$29	$2,378	$83

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At September 30, 2014, $59,078 thousand of the $188,719 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $43,805 thousand of the $126,626 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At September 30, 2014, $30,519 thousand of the $224,550 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $24,805 thousand of the $187,836 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

(6)	At September 30, 2014, $27,388 thousand of the $379,553 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2013, $49,225 thousand of the $390,435 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2014 and 2013, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2014 and 2013:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	September 30, 2014			September 30, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	2	$360	$—	2	$257	$9
Amortization or maturity date change	27	11,562	132	16	3,617	(10)
Other	1	91	—	4	2,935	166

Total C&I—Owner occupied	30	$12,013	$132	22	$6,809	$165
C&I—Other commercial and industrial:
Interest rate reduction	2	$4,076	$(14)	7	$19,082	$(1,491)
Amortization or maturity date change	78	35,952	(202)	29	9,978	(1,730)
Other	6	683	(6)	10	4,815	(40)

Total C&I—Other commercial and industrial	86	$40,711	$(222)	46	$33,875	$(3,261)
CRE—Retail properties:
Interest rate reduction	1	$124	$(1)	2	$378	$(5)
Amortization or maturity date change	7	1,997	(4)	10	25,693	4,162
Other	—	—	—	5	8,034	(1,740)

Total CRE—Retail properties	8	$2,121	$(5)	17	$34,105	$2,417
CRE—Multi family:
Interest rate reduction	9	$2,744	$(75)	2	$1,455	$(3)
Amortization or maturity date change	9	5,724	(3)	5	731	(25)
Other	3	470	(4)	2	161	6

Total CRE—Multi family	21	$8,938	$(82)	9	$2,347	$(22)
CRE—Office:
Interest rate reduction	—	$—	$—	2	$129	$1
Amortization or maturity date change	6	2,575	(7)	4	3,032	153
Other	1	10,564	328	2	2,777	160

Total CRE—Office	7	$13,139	$321	8	$5,938	$314
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	—	$—	$—

Amortization or maturity date change	9	3,610	(45)	2	497	(6)
Other	—	—	—	—	—	—

Total CRE—Industrial and Warehouse	9	$3,610	$(45)	2	$497	$(6)
CRE—Other commercial real estate:
Interest rate reduction	3	$205	$95	4	$4,450	$(44)
Amortization or maturity date change	3	1,762	(6)	9	2,400	(14)
Other	—	—	—	7	5,111	54

Total CRE—Other commercial real estate	6	$1,967	$89	20	$11,961	$(4)
Automobile:
Interest rate reduction	7	$199	$2	3	$5	$—
Amortization or maturity date change	381	2,531	34	458	2,639	(18)
Chapter 7 bankruptcy	165	1,420	34	151	1,096	(33)
Other	—	—	—	—	—	—

Total Automobile	553	$4,150	$70	612	$3,740	$(51)
Residential mortgage:
Interest rate reduction	7	$633	$10	26	$2,755	$36
Amortization or maturity date change	64	7,723	(37)	146	20,578	320
Chapter 7 bankruptcy	33	3,082	128	92	10,107	134
Other	1	106	—	3	327	8

Total Residential mortgage	105	$11,544	$101	267	$33,767	$498
First-lien home equity:
Interest rate reduction	29	$2,730	$42	47	$4,239	$487
Amortization or maturity date change	69	5,518	(316)	88	5,815	(390)
Chapter 7 bankruptcy	24	1,988	104	35	2,443	(27)
Other	—	—	—	—	—	—

Total First-lien home equity	122	$10,236	$(170)	170	$12,497	$70
Junior-lien home equity:
Interest rate reduction	3	$320	$15	4	$167	$30
Amortization or maturity date change	412	16,092	(2,140)	441	14,301	(1,246)
Chapter 7 bankruptcy	49	750	710	462	1,787	14,062
Other	—	—	—	—	—	—

Total Junior-lien home equity	464	$17,162	$(1,415)	907	$16,255	$12,846
Other consumer:
Interest rate reduction	1	$—	$—	1	$8	$—
Amortization or maturity date change	14	642	33	3	8	—
Chapter 7 bankruptcy	2	5	—	2	5	—
Other	—	—	—	—	—	—

Total Other consumer	17	$647	$33	6	$21	$—
Total new troubled debt restructurings	1,428	$126,238	$(1,193)	2,086	$161,812	$12,966

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

	New Troubled Debt Restructurings During The Nine-Month Period Ended (1)
	September 30, 2014			September 30, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	17	$2,141	$21	16	$5,532	$(463)
Amortization or maturity date change	64	19,899	70	49	12,631	(22)
Other	5	1,906	(35)	12	5,358	255

Total C&I—Owner occupied	86	$23,946	$56	77	$23,521	$(230)
C&I—Other commercial and industrial:
Interest rate reduction	21	$49,557	$(1,936)	19	$61,838	$(1,044)
Amortization or maturity date change	187	89,331	156	95	47,611	1,665
Other	16	7,354	(75)	24	11,815	171

Total C&I—Other commercial and industrial	224	$146,242	$(1,855)	138	$121,264	$792
CRE—Retail properties:
Interest rate reduction	4	$11,229	$420	4	$1,116	$(8)
Amortization or maturity date change	17	24,147	(185)	16	26,596	4,160
Other	9	13,765	(35)	10	17,758	(557)

Total CRE—Retail properties	30	$49,141	$200	30	$45,470	$3,595
CRE—Multi family:
Interest rate reduction	20	$3,484	$(75)	8	$4,106	$7
Amortization or maturity date change	20	6,104	(5)	13	1,966	(18)
Other	7	4,770	57	4	8,043	(2)

Total CRE—Multi family	47	$14,358	$(23)	25	$14,115	$(13)
CRE—Office:
Interest rate reduction	2	$120	$(1)	6	$6,209	$1,657
Amortization or maturity date change	16	11,791	(367)	11	7,375	175
Other	5	35,476	(3,153)	4	3,059	159

Total CRE—Office	23	$47,387	$(3,521)	21	$16,643	$1,991
CRE—Industrial and warehouse:
Interest rate reduction	2	$4,046	$—	—	$—	$—
Amortization or maturity date change	14	7,166	167	7	1,590	(9)
Other	1	977	—	1	5,867	—

Total CRE—Industrial and Warehouse	17	$12,189	$167	8	$7,457	$(9)
CRE—Other commercial real estate:

Interest rate reduction	8	$5,224	$146	13	$5,940	$8
Amortization or maturity date change	47	74,767	(2,781)	13	3,100	(12)
Other	2	926	(1)	8	5,463	53

Total CRE—Other commercial real estate	57	$80,917	$(2,636)	34	$14,503	$49
Automobile:
Interest rate reduction	55	$627	$10	11	$78	$—
Amortization or maturity date change	1,550	9,758	61	1,146	6,550	(52)
Chapter 7 bankruptcy	483	3,791	(7)	864	5,384	344
Other	—	—	—	—	—	—

Total Automobile	2,088	$14,176	$64	2,021	$12,012	$292
Residential mortgage:
Interest rate reduction	22	$2,866	$(14)	58	$11,228	$—
Amortization or maturity date change	281	39,025	518	323	43,589	389
Chapter 7 bankruptcy	150	15,573	503	157	16,697	577
Other	4	405	5	15	1,612	38

Total Residential mortgage	457	$57,869	$1,012	553	$73,126	$1,004
First-lien home equity:
Interest rate reduction	124	$10,696	$646	106	$9,553	$908
Amortization or maturity date change	204	16,682	(647)	165	11,365	(959)
Chapter 7 bankruptcy	67	4,410	204	93	5,897	587
Other	—	—	—	—	—	—

Total First-lien home equity	395	$31,788	$203	364	$26,815	$536
Junior-lien home equity:
Interest rate reduction	171	$6,142	$185	20	$916	$155
Amortization or maturity date change	1,045	41,177	(5,732)	981	35,672	(3,613)
Chapter 7 bankruptcy	152	2,363	2,148	642	4,044	17,181
Other	—	—	—	—	—	—

Total Junior-lien home equity	1,368	$49,682	$(3,399)	1,643	$40,632	$13,723
Other consumer:
Interest rate reduction	1	$—	$—	4	$227	$42
Amortization or maturity date change	44	1,777	11	8	72	5
Chapter 7 bankruptcy	21	446	(51)	19	285	56
Other	—	—	—	—	—	—

Total Other consumer	66	$2,223	$(40)	31	$584	$103
Total new troubled debt restructurings	4,858	$529,918	$(9,772)	4,945	$396,142	$21,833

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amount represents the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month and nine-month periods ended September 30, 2014 and 2013:

	Troubled Debt Restructurings That Have Redefaulted (1)
	Within One Year Of Modification During The Three Months Ended
	September 30, 2014		September 30, 2013
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	388	3	349
Other	—	—	—	—

Total C&I—Owner occupied	2	$388	3	$349
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	88	7	263
Other	—	—	—	—

Total C&I—Other commercial and industrial	3	$88	7	$263
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Retail properties	—	$—	—	$—
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	138	2	225
Other	—	—	—	—

Total CRE—Multi family	1	$138	2	$225
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Office	—	$—	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	1	$1,339	—	$—
Amortization or maturity date change	—	—	1	361
Other	—	—	1	726

Total CRE—Industrial and Warehouse	1	$1,339	2	$1,087
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	197	2	725
Other	—	—	—	—

Total CRE—Other commercial real estate	1	$197	2	$725
Automobile:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	13	144	8	93
Chapter 7 bankruptcy	5	31	17	107
Other	—	—	—	—

Total Automobile	18	$175	25	$200

Residential mortgage:
Interest rate reduction	1	$118	—	$—
Amortization or maturity date change	20	2,300	19	2,930
Chapter 7 bankruptcy	10	1,007	10	658
Other	—	—	—	—

Total Residential mortgage	31	$3,425	29	$3,588
First-lien home equity:
Interest rate reduction	1	$39	—	$—
Amortization or maturity date change	6	998	1	14
Chapter 7 bankruptcy	6	243	5	193
Other	—	—	—	—

Total First-lien home equity	13	$1,280	6	$207
Junior-lien home equity:
Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	8	578	2	102
Chapter 7 bankruptcy	15	24	6	80
Other	—	—	—	—

Total Junior-lien home equity	23	$602	9	$182
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	1	94
Other	—	—	—	—

Total Other consumer	—	$—	1	$94
Total troubled debt restructurings with subsequent redefault	93	$7,632	86	$6,920

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

	Troubled Debt Restructurings That Have Redefaulted (1)
	Within One Year of Modification During The Nine Months Ended
	September 30, 2014		September 30, 2013
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	4	788	7	820
Other	1	230	7	1,203

Total C&I—Owner occupied	5	$1,018	14	$2,023
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	10	1,132	16	379
Other	—	—	—	—

Total C&I—Other commercial and industrial	10	$1,132	16	$379
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	3	835
Other	—	—	—	—

Total CRE—Retail properties	—	$—	3	$835

CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	350	2	225
Other	—	—	—	—

Total CRE—Multi family	2	$350	2	$225
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	493	2	1,131
Other	—	—	—	—

Total CRE—Office	1	$493	2	$1,131
CRE—Industrial and Warehouse:
Interest rate reduction	1	$1,339	—	$—
Amortization or maturity date change	—	—	1	361
Other	—	—	1	726

Total CRE—Industrial and Warehouse	1	$1,339	2	$1,087
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	758	3	774
Other	—	—	1	5

Total CRE—Other commercial real estate	2	$758	4	$779
Automobile:
Interest rate reduction	—	$—	1	$112
Amortization or maturity date change	39	326	28	294
Chapter 7 bankruptcy	42	262	115	461
Other	—	—	—	—

Total Automobile	81	$588	144	$867
Residential mortgage:
Interest rate reduction	4	$468	—	$—
Amortization or maturity date change	64	7,354	56	8,317
Chapter 7 bankruptcy	33	2,952	46	3,826
Other	—	—	2	418

Total Residential mortgage	101	$10,774	104	$12,561
First-lien home equity:
Interest rate reduction	3	$202	—	$—
Amortization or maturity date change	14	1,928	1	14
Chapter 7 bankruptcy	14	843	11	942
Other	—	—	—	—

Total First-lien home equity	31	$2,973	12	$956
Junior-lien home equity:
Interest rate reduction	—	$—	1	$—
Amortization or maturity date change	22	1,276	3	159
Chapter 7 bankruptcy	37	620	26	649
Other	—	—	—	—

Total Junior-lien home equity	59	$1,896	30	$808
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	2	96
Other	—	—	—	—

Total Other consumer	—	$—	2	$96
Total troubled debt restructurings with subsequent redefault	293	$21,321	335	$21,747

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio or class may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At September 30, 2014, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of September 30, 2014, these borrowings and advances are secured by $17.4 billion of loans and securities.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$—	$—	$50,793	$51,086
1-5 years	5,429	5,424	507	516
6-10 years	—	—	—	—
Over 10 years	—	—	1	2

Total U.S. Treasury	5,429	5,424	51,301	51,604

Federal agencies: mortgage-backed securities:
Under 1 year	61,913	62,155	16,548	16,607
1-5 years	234,364	237,900	164,794	166,946
6-10 years	254,277	257,620	440,116	443,456
Over 10 years	4,417,140	4,429,157	2,940,986	2,939,212

Total Federal agencies: mortgage-backed securities	4,967,694	4,986,832	3,562,444	3,566,221

Other agencies:
Under 1 year	33,124	33,418	2,833	2,880
1-5 years	9,725	10,178	291,726	297,510
6-10 years	72,141	72,243	19,318	19,498
Over 10 years	72,795	73,112	—	—

Total other agencies	187,785	188,951	313,877	319,888

Total U.S. Government backed agencies	5,160,908	5,181,207	3,927,622	3,937,713

Municipal securities:
Under 1 year	234,499	234,252	191,788	190,762
1-5 years	230,524	234,392	206,719	211,916
6-10 years	857,371	863,298	556,873	554,772
Over 10 years	371,054	382,859	184,883	188,542

Total municipal securities	1,693,448	1,714,801	1,140,263	1,145,992

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	1,467	1,533	1,997	2,089
Over 10 years	44,095	42,139	49,241	47,015

Total private-label CMO	45,562	43,672	51,238	49,104

Asset-backed securities:
Under 1 year	—	—	—	—
1-5 years	259,345	260,221	434,825	438,156
6-10 years	124,605	123,519	260,354	260,880
Over 10 years	611,469	549,460	477,105	392,004

Total asset-backed securities	995,419	933,200	1,172,284	1,091,040

Covered bonds:
Under 1 year	—	—	—	—
1-5 years	—	—	280,595	285,874
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total covered bonds	—	—	280,595	285,874

Corporate debt:
Under 1 year	18,821	19,152	903	916
1-5 years	298,430	307,695	283,079	292,989
6-10 years	173,072	170,636	161,398	152,608
Over 10 years	—	—	10,113	10,727

Total corporate debt	490,323	497,483	455,493	457,240

Other:
Under 1 year	750	750	500	500
1-5 years	3,150	3,066	3,399	3,327
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	331,322	331,322	320,991	320,992
Marketable equity securities	15,460	16,303	16,522	16,971

Total other	350,682	351,441	341,412	341,790

Total available-for-sale and other securities	$8,736,342	$8,721,804	$7,368,907	$7,308,753

Other securities at September 30, 2014 and December 31, 2013 include $157.0 million and $165.5 million of stock issued by the FHLB of Cincinnati, and $174.3 million and $155.4 million, respectively, of Federal Reserve Bank stock. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at September 30, 2014 and December 31, 2013:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2014
U.S. Treasury	$5,429	$9	$(14)	$5,424
Federal agencies:
Mortgage-backed securities	4,967,694	48,815	(29,677)	4,986,832
Other agencies	187,785	1,367	(201)	188,951

Total U.S. Government backed securities	5,160,908	50,191	(29,892)	5,181,207
Municipal securities (1)	1,693,448	33,347	(11,994)	1,714,801
Private-label CMO	45,562	1,111	(3,001)	43,672
Asset-backed securities	995,419	2,376	(64,595)	933,200
Corporate debt	490,323	10,507	(3,347)	497,483
Other securities	350,682	843	(84)	351,441

Total available-for-sale and other securities	$8,736,342	$98,375	$(112,913)	$8,721,804

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
U.S. Treasury	$51,301	$303	$—	$51,604
Federal agencies:
Mortgage-backed securities	3,562,444	42,319	(38,542)	3,566,221
Other agencies	313,877	6,105	(94)	319,888

Total U.S. Government backed securities	3,927,622	48,727	(38,636)	3,937,713
Municipal securities (2)	1,140,263	18,825	(13,096)	1,145,992
Private-label CMO	51,238	1,188	(3,322)	49,104
Asset-backed securities	1,172,284	6,771	(88,015)	1,091,040
Covered bonds	280,595	5,279	—	285,874
Corporate debt	455,493	11,241	(9,494)	457,240
Other securities	341,412	511	(133)	341,790

Total available-for-sale and other securities	$7,368,907	$92,542	$(152,696)	$7,308,753

(1)	On May 20, 2014 approximately $208.2 million of municipal equipment finance instruments were acquired.
(2)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

At September 30, 2014, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.6 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at September 30, 2014.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. Treasury	$4,910	$(14)	$—	$—	$4,910	$(14)
Federal agencies:
Mortgage-backed securities	1,455,043	(10,664)	466,552	(19,013)	1,921,595	(29,677)
Other agencies	50,064	(169)	1,275	(32)	51,339	(201)

Total U.S. Government backed securities	1,510,017	(10,847)	467,827	(19,045)	1,977,844	(29,892)
Municipal securities	426,425	(10,709)	140,218	(1,285)	566,643	(11,994)
Private-label CMO	—	—	22,734	(3,001)	22,734	(3,001)
Asset-backed securities	245,189	(1,856)	338,569	(62,739)	583,758	(64,595)
Corporate debt	82,328	(409)	108,432	(2,938)	190,760	(3,347)
Other securities	—	—	1,416	(84)	1,416	(84)

Total temporarily impaired securities	$2,263,959	$(23,821)	$1,079,196	$(89,092)	$3,343,155	$(112,913)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agencies:
Mortgage-backed securities	1,628,454	(37,174)	12,682	(1,368)	1,641,136	(38,542)
TLGP securities	—	—	—	—	—	—
Other agencies	2,069	(94)	—	—	2,069	(94)

Total U.S. Government backed securities	1,630,523	(37,268)	12,682	(1,368)	1,643,205	(38,636)
Municipal securities	551,114	(12,395)	7,531	(701)	558,645	(13,096)
Private-label CMO	—	—	22,639	(3,322)	22,639	(3,322)
Asset-backed securities	391,665	(9,720)	107,419	(78,295)	499,084	(88,015)
Covered bonds	—	—	—	—	—	—
Corporate debt	146,308	(7,729)	26,155	(1,765)	172,463	(9,494)
Other securities	3,078	(72)	2,530	(61)	5,608	(133)

Total temporarily impaired securities	$2,722,688	$(67,184)	$178,956	$(85,512)	$2,901,644	$(152,696)

The following table is a summary of realized securities gains and losses for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Gross gains on sales of securities	$198	$448	$17,678	$1,635
Gross (losses) on sales of securities	—	(264)	(20)	(654)

Net gain on sales of securities	$198	$184	$17,658	$981

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the CDO and 2003-2006 vintage private-label CMO portfolios. Of the $43.7 million of the private-label CMO securities reported at fair value at September 30, 2014, approximately $20.4 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003-2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at September 30, 2014.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at September 30, 2014. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the I-Pre TSL II, and MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data

September 30, 2014

(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Credit Rating (3)	Performing/ Remaining (4)	Original Coll ateral	Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$29,034	$15,430	$(13,604)	C	29/33	10%	9%	—%
ICONS	20,000	20,000	16,052	(3,948)	BB	19/21	7	17	59
I-Pre TSL II	6,798	6,782	6,581	(201)	AA	18/21	7	12	93
MM Comm III	5,626	5,375	4,440	(935)	BB	5/9	5	9	30
Pre TSL IX (1)	5,000	3,955	2,422	(1,533)	C	29/40	17	9	6
Pre TSL XI (1)	25,000	20,749	12,355	(8,394)	C	44/57	16	9	8
Pre TSL XIII (1)	27,530	20,379	13,429	(6,950)	C	43/58	18	15	9
Reg Diversified (1)	25,500	6,908	1,097	(5,811)	D	23/41	38	10	—
Soloso (1)	12,500	2,440	342	(2,098)	C	37/61	29	21	—
Tropic III	31,000	31,000	16,436	(14,564)	CCC+	27/40	22	9	38

Total at September 30, 2014	$200,600	$146,622	$88,584	$(58,038)

Total at December 31, 2013	$214,419	$161,730	$84,136	$(77,594)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Security Impairment

Huntington evaluated OTTI on the debt security types listed below.

Alt-A mortgage backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities are valued by a third party pricing specialist using a discounted cash flow approach and proprietary pricing model. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, discount rates that are implied by market prices for similar securities, collateral structure types, and house price depreciation / appreciation rates that are based upon macroeconomic forecasts. The remaining Alt-A mortgage backed securities were sold during the third quarter of 2014.

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

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 31% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.0% to LIBOR plus 13.0% as of September 30, 2014. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At September 30, 2014, we had investments in ten different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS and I-Pre TSL II pools that were not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold these securities to recovery under the final Volcker Rule regulations.

For the three-month and nine-month periods ended September 30, 2014 and 2013, the following table summarizes by security type the total OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Available-for-sale and other securities:
Pooled-trust-preferred	—	(86)	—	(1,466)
Private label CMO	—	—	—	(336)

Total debt securities	—	(86)	—	(1,802)

Equity securities	—	—	—	—

Total available-for-sale and other securities	$—	$(86)	$—	$(1,802)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the three-month and nine-month periods ended September 30, 2014 and 2013 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Balance, beginning of period	$30,869	$49,851	$30,869	$49,433
Reductions from sales/maturities	—	(11,886)	—	(13,184)
Credit losses not previously recognized	—	—	—	—
Additional credit losses	—	86	—	1,802

Balance, end of period	$30,869	$38,051	$30,869	$38,051

As of September 30, 2014, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	23,674	24,901	22,549
Over 10 years	3,249,587	3,223,650	3,574,156	3,506,018

Total Federal agencies: mortgage-backed securities	3,274,488	3,247,324	3,599,057	3,528,567

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	54,766	55,186	38,588	39,075
Over 10 years	158,851	156,696	189,999	185,097

Total other agencies	213,617	211,882	228,587	224,172

Total U.S. Government backed agencies	3,488,105	3,459,206	3,827,644	3,752,739

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	8,388	7,850	9,023	8,159

Total municipal securities	8,388	7,850	9,023	8,159

Total held-to-maturity securities	$3,496,493	$3,467,056	$3,836,667	$3,760,898

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at September 30, 2014 and December 31, 2013:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
September 30, 2014
Federal Agencies:
Mortgage-backed securities	$3,274,488	$14,648	$(41,812)	$3,247,324
Other agencies	213,617	755	(2,490)	211,882

Total U.S. Government backed securities	3,488,105	15,403	(44,302)	3,459,206
Municipal securities	8,388	—	(538)	7,850

Total held-to-maturity securities	$3,496,493	$15,403	$(44,840)	$3,467,056

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$3,599,057	$5,573	$(76,063)	$3,528,567
Other agencies	228,587	776	(5,191)	224,172

Total U.S. Government backed securities	3,827,644	6,349	(81,254)	3,752,739
Municipal securities	9,023	—	(864)	8,159

Total held-to-maturity securities	$3,836,667	$6,349	$(82,118)	$3,760,898

The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at September 30, 2014 and December 31, 2013:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Federal Agencies:
Mortgage-backed securities	$1,504,885	$(16,953)	$668,968	$(24,859)	$2,173,853	$(41,812)
Other agencies	37,380	(146)	71,374	(2,344)	108,754	(2,490)

Total U.S. Government backed securities	1,542,265	(17,099)	740,342	(27,203)	2,282,607	(44,302)
Municipal securities	7,849	(538)	—	—	7,849	(538)

Total temporarily impaired securities	$1,550,114	$(17,637)	$740,342	$(27,203)	$2,290,456	$(44,840)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands )	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$2,849,198	$(73,711)	$22,548	$(2,352)	$2,871,746	$(76,063)
Other agencies	144,417	(5,191)	——	—	144,417	(5,191)

Total U.S. Government backed securities	2,993,615	(78,902)	22,548	(2,352)	3,016,163	(81,254)
Municipal securities	8,159	(864)	—	—	8,159	(864)

Total temporarily impaired securities	$3,001,774	$(79,766)	$22,548	$(2,352)	$3,024,322	$(82,118)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of September 30, 2014, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Residential mortgage loans sold with servicing retained	$654,747	$853,287	$1,703,056	$2,603,414
Pretax gains resulting from above loan sales (1)	16,781	23,224	43,853	91,519

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month and nine-month periods ended September 30, 2014 and 2013:

Fair Value Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Fair value, beginning of period	$26,747	$37,544	$34,236	$35,202
Change in fair value during the period due to:
Time decay (1)	(467)	(727)	(1,848)	(1,961)
Payoffs (2)	(1,343)	(3,015)	(4,869)	(9,774)
Changes in valuation inputs or assumptions (3)	501	304	(2,081)	10,639

Fair value, end of period:	$25,438	$34,106	$25,438	$34,106

Weighted-average life (years)	5.2	4.1	5.2	4.1

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$133,113	$117,978	$128,064	$85,545
New servicing assets created	7,173	9,864	17,802	28,614
Servicing assets acquired	—	—	3,505	—
Impairment (charge) / recovery	487	(132)	(1,573)	21,459
Amortization and other	(4,311)	(3,040)	(11,336)	(10,948)

Carrying value, end of period	$136,462	$124,670	$136,462	$124,670

Fair value, end of period	$141,976	$136,590	$141,976	$136,590

Weighted-average life (years)	6.7	6.3	6.7	6.3

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2014 and December 31, 2013, to changes in these assumptions follows:

	September 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	13.50%	$(1,127)	$(2,164)	11.90%	$(1,935)	$(3,816)
Spread over forward interest rate swap rates	676 bps	(777)	(1,508)	1,069 bps	(1,376)	(2,753)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at September 30, 2014 and December 31, 2013, to changes in these assumptions follows:

	September 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	9.40%	$(4,485)	$(8,671)	6.70%	$(6,813)	$(12,977)
Spread over forward interest rate swap rates	955 bps	(4,682)	(9,064)	940 bps	(6,027)	(12,054)

Total servicing fees included in mortgage banking income amounted to $10.8 million and $10.9 million for the three-month periods ended September 30, 2014 and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, total servicing fees included in mortgage banking income were $32.6 million and $33.0 million, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion and $15.2 billion at September 30, 2014 and December 31, 2013, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month and nine-month periods ended September 30, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$11,515	$25,688	$17,672	$35,606
New servicing assets created	—	—	—	—
Amortization and other	(2,476)	(4,334)	(8,633)	(14,252)

Carrying value, end of period	$9,039	$21,354	$9,039	$21,354

Fair value, end of period	$9,130	$21,446	$9,130	$21,446

Weighted-average life (years)	2.8	3.6	2.8	3.6

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	14.63%	$(359)	$(604)	14.65%	$(584)	$(1,183)
Spread over forward interest rate swap rates	500 bps	(3)	(6)	500 bps	(7)	(15)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $1.9 million and $2.5 million for the three-month periods ending September 30, 2014, and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, total servicing income, net of amortization of capitalized servicing assets and impairment, was $6.0 million and $7.8 million, respectively. The unpaid principal balance of automobile loans serviced for third parties was $1.0 billion and $1.6 billion at September 30, 2014 and December 31, 2013, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
SBA loans sold with servicing retained	$63,470	$49,808	$149,571	$116,094
Pretax gains resulting from above loan sales (1)	7,432	4,718	17,204	12,059

(1)	Recorded in other noninterest income.

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

The following tables summarize the changes in the carrying value of the servicing asset for the three-month and nine-month periods ended September 30, 2014 and 2013, and the fair value at the end of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Carrying value, beginning of period	$17,192	$15,220	$16,865	$15,147
New servicing assets created	2,181	1,339	5,042	3,567
Amortization and other	(1,458)	(1,154)	(3,992)	(3,309)

Carrying value, end of period	$17,915	$15,405	$17,915	$15,405

Fair value, end of period	$17,915	$15,405	$17,915	$15,405

Weighted-average life (years)	3.5	3.5	3.5	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at September 30, 2014 and December 31, 2013 follows:

	September 30, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	5.70%	$(206)	$(410)	5.90%	$(221)	$(438)
Discount rate	1,500 bps	(937)	(1,442)	1,500 bps	(446)	(873)

Servicing income, net of amortization of capitalized servicing assets, amounted to $1.9 million and $1.6 million for the three-month periods ending September 30, 2014, and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, total servicing income, net of amortization of capitalized servicing assets, was $5.4 million and $4.7 million, respectively. The unpaid principal balance of SBA loans serviced for third parties was $1.1 billion and $0.9 billion at September 30, 2014 and December 31, 2013, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. During the 2014 first quarter, we realigned our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes, along with technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification. During the 2014 third quarter, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities. Amounts relating to the realignment are disclosed in the table below.

A rollforward of goodwill by business segment for the first nine-month period of 2014 is presented in the table below:

	Retail &
	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
Balance, beginning of period	$286,824	$16,169	$—	$98,951	$—	$42,324	$444,268
Goodwill acquired during the period	81,273	—	—	—	—	—	81,273
Adjustments	—	43,425	—	(8,939)	3,000	(37,486)	—
Impairment	—	—	—	—	(3,000)	—	(3,000)

Balance, end of period	$368,097	$59,594	$—	$90,012	$—	$4,838	$522,541

During the 2014 third quarter, Huntington completed the acquisition of 24 Bank of America branches in Michigan and recorded $17.1 million of goodwill. The remaining $64.2 million of goodwill acquired during the period was the result of the Camco Financial acquisition, which was completed on March 1, 2014. For additional information on the acquisitions, see Business Combinations footnote.

Goodwill is not amortized but is evaluated for impairment on an annual basis at October 1 of each year or whenever events or changes in circumstances indicate the carrying value may not be recoverable. As a result of the 2014 first quarter reorganization in our reported business segments, goodwill was reallocated among the business segments. Immediately following the reallocation, impairment of $3.0 million was recorded in the Home Lending reporting segment.

At September 30, 2014 and December 31, 2013, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2014
Core deposit intangible	$400,058	$(358,492)	$41,566
Customer relationship	107,920	(64,310)	43,610
Other	25,164	(25,016)	148

Total other intangible assets	$533,142	$(447,818)	$85,324

December 31, 2013
Core deposit intangible	$380,249	$(335,552)	$44,697
Customer relationship	106,974	(58,675)	48,299
Other	25,164	(24,967)	197

Total other intangible assets	$512,387	$(419,194)	$93,193

The estimated amortization expense of other intangible assets for the remainder of 2014 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2014	$10,390
2015	25,092
2016	11,205
2017	10,050
2018	8,528
2019	7,471

8. OTHER LONG-TERM DEBT

In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. The senior note issuance may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

In April 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior note issuances mature on April 24, 2017 and have a fixed coupon rate of 1.375%. In April 2014, the Bank also issued $250.0 million of senior notes at 100% of face value. The senior bank note issuances mature on April 24, 2017 and have a variable coupon rate equal to the three-month LIBOR plus 0.425%. Both senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest.

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, were as follows:

	Three Months Ended
	September 30, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$3,289	$(1,163)	$2,126
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(14,000)	4,908	(9,092)
Less: Reclassification adjustment for net losses (gains) included in net income	250	(88)	162

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(10,461)	3,657	(6,804)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	18	(6)	12
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(32,512)	11,379	(21,133)
Less: Reclassification adjustment for net (gains) losses included in net income	(148)	52	(96)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(32,660)	11,431	(21,229)

Net change in pension and other post-retirement obligations	8,818	(3,086)	5,732

Total other comprehensive income (loss)	$(34,285)	$11,996	$(22,289)

	Three Months Ended
	September 30, 2013
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$2,975	$(1,041)	$1,934
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	4,388	(1,683)	2,705
Less: Reclassification adjustment for net losses (gains) included in net income	3,023	(1,058)	1,965

Net change in unrealized holding gains (losses) on available-for-sale debt securities	10,386	(3,782)	6,604

Net change in unrealized holding gains (losses) on available-for-sale equity securities	(121)	45	(76)
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	26,672	(9,335)	17,337
Less: Reclassification adjustment for net (gains) losses included in net income	(3,085)	1,080	(2,005)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	23,587	(8,255)	15,332

Re-measurement obligation	79,532	(27,836)	51,696
Defined benefit pension items	(31,672)	11,085	(20,587)

Net change in pension and other post-retirement obligations	47,860	(16,751)	31,109

Total other comprehensive income (loss)	$81,712	$(28,743)	$52,969

	Nine Months Ended
	September 30, 2014
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$11,949	$(4,225)	$7,724
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	48,682	(17,439)	31,243
Less: Reclassification adjustment for net losses (gains) included in net income	(15,409)	5,393	(10,016)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	45,222	(16,271)	28,951

Net change in unrealized holding gains (losses) on available-for-sale equity securities	394	(138)	256
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(2,454)	858	(1,596)
Less: Reclassification adjustment for net (gains) losses included in net income	(3,853)	1,349	(2,504)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(6,307)	2,207	(4,100)

Net change in pension and other post-retirement obligations	10,594	(3,708)	6,886

Total other comprehensive income (loss)	$49,903	$(17,910)	$31,993

	Nine Months Ended
	September 30, 2013
	Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$14,987	$(5,245)	$9,742
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(123,647)	43,413	(80,234)
Less: Reclassification adjustment for net losses (gains) included in net income	4,254	(1,489)	2,765

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(104,406)	36,679	(67,727)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	32	(12)	20
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	(71,579)	25,053	(46,526)
Less: Reclassification adjustment for net (gains) losses included in net income	(11,571)	4,049	(7,522)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(83,150)	29,102	(54,048)

Re-measurement obligation	79,532	(27,836)	51,696
Defined benefit pension items	(15,217)	5,326	(9,891)

Net change in pension and other post-retirement obligations	64,315	(22,510)	41,805

Total other comprehensive income (loss)	$(123,209)	$43,259	$(79,950)

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month and nine-month periods ended September 30, 2014 and 2013:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	$38,304	$194	$47,084	$(236,399)	$(150,817)
Other comprehensive income before reclassifications	(70,492)	20	(46,526)	51,696	(65,302)
Amounts reclassified from accumulated OCI to earnings	2,765	—	(7,522)	(9,891)	(14,648)

Period change	(67,727)	20	(54,048)	41,805	(79,950)

Balance, September 30, 2013	$(29,423)	$214	$(6,964)	$(194,594)	$(230,767)

Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	38,967	256	(1,596)	—	37,627
Amounts reclassified from accumulated OCI to earnings	(10,016)	—	(2,504)	6,886	(5,634)

Period change	28,951	256	(4,100)	6,886	31,993

Balance, September 30, 2014	$(10,283)	$548	$(22,944)	$(149,337)	$(182,016)

(1)	Amounts at September 30, 2014 and December 31, 2013 include $0.6 million and $0.2 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2014 and 2013:

Reclassifications out of accumulated OCI
	Amounts		Location of net gain (loss)
	reclassified from		reclassified from accumulated
Accumulated OCI components	accumulated OCI		OCI into earnings
	Three	Three
	Months Ended	Months Ended
(dollar amounts in thousands)	September 30, 2014	September 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$138	$187	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	(388)	(3,125)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(85)	Noninterest income - net gains (losses) on sale of securities

	(250)	(3,023)	Total before tax
	88	1,058	Tax (expense) benefit

	$(162)	$(1,965)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$148	$3,078	Interest income - loans and leases
Interest rate contracts	—	7	Noninterest income - other income

	148	3,085	Total before tax
	(52)	(1,080)	Tax (expense) benefit

	$96	$2,005	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(8,818)	$(1,192)	Noninterest expense - personnel costs
Prior service costs	—	—	Noninterest expense - personnel costs
Curtailment	—	32,864	Noninterest expense - personnel costs

	(8,818)	31,672	Total before tax
	3,086	(11,085)	Tax (expense) benefit

	$(5,732)	$20,587	Net of tax

Reclassifications out of accumulated OCI
	Amounts		Location of net gain (loss)
	reclassified from		reclassified from accumulated
Accumulated OCI components	accumulated OCI		OCI into earnings
	Nine	Nine
	Months Ended	Months Ended
(dollar amounts in thousands)	September 30, 2014	September 30, 2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$476	$303	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	14,933	(2,754)	Noninterest income - net gains (losses) on sale of securities
OTTI recorded	—	(1,803)	Noninterest income - net gains (losses) on sale of securities

	15,409	(4,254)	Total before tax
	(5,393)	1,489	Tax (expense) benefit

	$10,016	$(2,765)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$3,935	$11,367	Interest income - loans and leases
Interest rate contracts	(82)	204	Noninterest income - other income

	3,853	11,571	Total before tax
	(1,349)	(4,049)	Tax (expense) benefit

	$2,504	$7,522	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(10,594)	$(21,101)	Noninterest expense - personnel costs
Prior service costs	—	3,454	Noninterest expense - personnel costs
Curtailment	—	32,864	Noninterest expense - personnel costs

	(10,594)	15,217	Total before tax
	3,708	(5,326)	Tax (expense) benefit

	$(6,886)	$9,891	Net of tax

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

During the three-month period ended September 30, 2014, Huntington repurchased a total of 5.4 million shares at a weighted average share price of $9.70. Huntington repurchased a total of 32.1 million shares of common stock during the nine-month period ended September 30, 2014, at a weighted average share price of $9.34.

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

During the three-month period ended September 30, 2013, Huntington repurchased a total of 2.0 million shares at a weighted average share price of $8.18. Huntington repurchased a total of 16.7 million shares of common stock during the nine-month period ended September 30, 2013, at a weighted average share price of $7.46.

11. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three-month and nine-month periods ended September 30, 2014 and 2013, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands, except per share amounts)	2014	2013	2014	2013
Basic earnings per common share:
Net income	$155,016	$178,836	$468,778	$483,110
Preferred stock dividends	(7,964)	(7,967)	(23,891)	(23,904)

Net income available to common shareholders	$147,052	$170,869	$444,887	$459,206
Average common shares issued and outstanding	816,497	830,398	820,884	835,410
Basic earnings per common share	$0.18	$0.21	$0.54	$0.55
Diluted earnings per common share:
Net income available to common shareholders	$147,052	$170,869	$444,887	$459,206
Effect of assumed preferred stock conversion	—	—	—	—

Net income applicable to diluted earnings per share	$147,052	$170,869	$444,887	$459,206
Average common shares issued and outstanding	816,497	830,398	820,884	835,410
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,367	9,254	11,397	7,764
Shares held in deferred compensation plans	1,506	1,373	1,443	1,350
Other	253	—	203	—

Dilutive potential common shares:	13,126	10,627	13,043	9,114

Total diluted average common shares issued and outstanding	829,623	841,025	833,927	844,524
Diluted earnings per common share	$0.18	$0.20	$0.53	$0.54
For the three-month periods ended September 30, 2014 and 2013, approximately 2.6 million and 5.6 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the nine-month periods ended September 30, 2014 and 2013, amounts not included in the computation of diluted earnings per share were 2.7 million and 9.7 million shares, respectively.

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At September 30, 2014, 14.9 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At September 30, 2014, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2014.

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

The following table illustrates total share-based compensation expense and related tax benefit for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Share-based compensation expense	$10,864	$9,746	$33,656	$27,643
Tax benefit	3,670	3,278	11,354	9,311

Huntington’s stock option activity and related information for the nine-month period ended September 30, 2014, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	23,300	$7.61	—	—
Granted	1,807	9.22	—	—
Assumed	214	—	—	—
Exercised	(2,799)	5.97	—	—
Forfeited/expired	(2,074)	17.45	—	—

Outstanding at September 30, 2014	20,448	$6.99	4.1	$63,550

Expected to vest at September 30, 2014 (1)	5,102	$7.56	5.6	$11,098

Exercisable at September 30, 2014	14,744	$6.75	3.5	$51,340

(1)	The number of options expected to vest includes an estimate of 602 thousand shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the nine-month periods ended September 30, 2014 and 2013, cash received for the exercises of stock options was $16.7 million and $11.0 million, respectively. The tax benefit realized from stock option exercises was $2.4 million and $1.3 million for each respective period.

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

The weighted-average grant date fair value of nonvested shares granted for the nine-month periods ended September 30, 2014 and 2013, were $9.14 and $7.12, respectively. The total fair value of awards vested was $25.1 million and $14.8 million during the nine-month periods ended September 30, 2014, and 2013, respectively. As of September 30, 2014, the total unrecognized compensation cost related to nonvested awards was $71.3 million with a weighted-average expense recognition period of 2.6 years.

The following table summarizes the status of Huntington’s restricted stock units, performance share awards, and restricted stock awards as of September 30, 2014, and activity for the nine-month period ended September 30, 2014:

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Stock	Fair Value	Share	Fair Value
(amounts in thousands, except per share amounts)	Awards	Per Share	Units	Per Share	Awards	Per Share
Nonvested at January 1, 2014	—	$—	12,064	$6.80	1,646	$6.95
Granted	—		4,573	9.15	1,076	9.08
Assumed	27	—	—	—	—	—
Vested	(14)	9.53	(3,890)	6.42	—	—
Forfeited	(1)	9.53	(615)	7.45	(131)	7.16

Nonvested at September 30, 2014	12	$9.53	12,132	$7.78	2,591	$7.83

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

Beginning January 1, 2015, Huntington will terminate the company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington will partner with a third party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5.2 million reduction of the liability and increase in accumulated other comprehensive income. It will also result in a reduction of expense over the estimated life of plan participants.

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Service cost (1)	$435	$5,428	$—	$—
Interest cost	8,099	7,749	258	216
Expected return on plan assets	(11,446)	(11,768)	—	—
Amortization of prior service cost	—	—	(338)	(339)
Amortization of gain	1,442	1,738	(144)	(150)
Curtailments	—	(34,613)	—	—
Settlements	2,500	2,000	—	—
Recognized net actuarial loss	—	1,061	—	—

Benefit expense	$1,030	$(28,405)	$(224)	$(273)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 service cost represents only administrative expenses.

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Service cost	$1,305	$19,696	$—	$—
Interest cost	24,299	22,363	776	647
Expected return on plan assets	(34,338)	(35,950)	—
Amortization of prior service cost	—	(2,884)	(1,016)	(1,015)
Amortization of gain	4,326	21,306	(432)	(450)
Curtailments	—	(34,613)	—	—
Settlements	7,500	5,000	—	—
Recognized net actuarial loss	—	1,061	—	—

Benefit expense	$3,092	$(4,021)	$(672)	$(818)

The Bank, as trustee, held all Plan assets at September 30, 2014 and December 31, 2013. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	September 30, 2014		December 31, 2013
Cash	$3	—%	$—	—%
Cash equivalents:
Huntington funds—money market	12,622	2	803	—
Fixed income:
Huntington funds—fixed income funds	—	—	74,048	11
Corporate obligations	214,356	33	180,757	28
Mutual funds—fixed income	46,857	7	—	—
U.S. government obligations	59,290	9	51,932	8
U.S. government agencies	7,047	1	6,146	1
Equities:
Huntington funds	71,061	11	289,379	45
Mutual funds—equities	120,202	19	—	—
Exchange traded funds	28,014	4	24,705	4
Huntington common stock	—	—	20,324	3
Other common stock	89,768	14	—	—
Limited partnerships	3,003	—	926	—

Fair value of plan assets	$652,223	100%	$649,020	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. The Plan’s investments at September 30, 2014, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At September 30, 2014, Plan assets were invested 48% in equity investments, 50% in bonds, and 2% in cash with an average duration of 11.97 years on bond investments. The estimated life of benefit obligations was 11 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
SERP & SRIP	$504	$1,570	$1,467	$3,949
Defined contribution plan	8,325	4,671	23,239	13,614

Benefit cost	$8,829	$6,241	$24,706	$17,563

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. 0.3% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 83.3% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 16.4% of our positions are Level 3, and consist of non-agency ALT-A asset-backed securities, private-label CMO securities, CDO-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

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

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures. The remaining Alt-A mortgage-backed securities were sold during the third quarter of 2014.

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

MSRs

MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. Huntington determines the fair value of MSRs using an income approach model based upon our month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs, and changes in valuation inputs and assumptions. Servicing brokers and other sources of information (e.g. discussion with other mortgage servicers and industry surveys) are used to obtain information on market practice and assumptions. On at least a quarterly basis, third party marks are obtained from at least one service broker. Huntington reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. Any recommended change in assumptions and / or inputs are presented for review to the Mortgage Price Risk Subcommittee for final approval.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	September 30, 2014
Assets
Loans held for sale	$—	$339,061	$—	$—	$339,061
Trading account securities:
U.S. Treasury securities	15,580	—	—	—	15,580
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	2,246	—	—	2,246
Municipal securities	—	5,804	—	—	5,804
Other securities	39,605	3,225	—	—	42,830

	55,185	11,275	—	—	66,460
Available-for-sale and other securities:
U.S. Treasury securities	5,424	—	—	—	5,424
Federal agencies: Mortgage-backed	—	4,986,832	—	—	4,986,832
Federal agencies: Other agenlcies	—	188,951	—	—	188,951
Municipal securities	—	460,006	1,254,795	—	1,714,801
Private-label CMO	—	12,738	30,934	—	43,672
Asset-backed securities	—	844,616	88,584	—	933,200
Corporate debt	—	497,483		—	497,483
Other securities	16,303	3,816	—	—	20,119

	21,727	6,994,442	1,374,313	—	8,390,482
Automobile loans	—	—	16,700	—	16,700
MSRs	—	—	25,438	—	25,438
Derivative assets	44,244	217,448	4,262	(58,616)	207,336
Liabilities
Derivative liabilities	39,227	134,710	727	(36,188)	138,476
Short-term borrowings	—	2,990	—	—	2,990

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2013
Assets
Mortgage loans held for sale	$—	$278,928	$—	$—	$278,928
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	834	—	—	834
Municipal securities	—	2,180	—	—	2,180
Other securities	32,081	478	—	—	32,559

	32,081	3,492	—	—	35,573
Available-for-sale and other securities:
U.S. Treasury securities	51,604	—	—	—	51,604
Federal agencies: Mortgage-backed	—	3,566,221	—	—	3,566,221
Federal agencies: Other agencies	—	319,888	—	—	319,888
Municipal securities	—	491,455	654,537	—	1,145,992
Private-label CMO	—	16,964	32,140	—	49,104
Asset-backed securities	—	983,621	107,419	—	1,091,040
Covered bonds	—	285,874	—	—	285,874
Corporate debt	—	457,240	—	—	457,240
Other securities	16,971	3,828	—	—	20,799

	68,575	6,125,091	794,096	—	6,987,762
Automobile loans	—	—	52,286	—	52,286
MSRs	—	—	34,236	—	34,236
Derivative assets	36,774	219,045	3,066	(58,856)	200,029
Liabilities
Derivative liabilities	22,787	124,123	676	(18,312)	129,274
Short-term borrowings	—	1,089	—	—	1,089

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month and nine-month periods ended September 30, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$26,747	$6,196	$1,206,455	$31,633	$106,461	$25,498
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(1,309)	(1,847)	—	8	171	(253)
Included in OCI	—	—	14,344	(137)	5,826	—
Purchases	—	—	224,615	—	—	—
Sales	—	—	—	—	(22,870)	—
Repayments	—	—	—	—	—	(8,545)
Issues	—	—	—	—	—	—
Settlements	—	(813)	(190,619)	(570)	(1,004)	—

Closing balance	$25,438	$3,536	$1,254,795	$30,934	$88,584	$16,700

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,309)	$(1,847)	$14,344	$(137)	$5,468	$(253)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$37,544	$(4,226)	$58,100	$32,926	$119,861	$91,140
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,438)	11,568	—	32	(25)	(617)
Included in OCI	—	—	2,595	891	10,535	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(8,281)	—
Repayments	—	—	—	—	—	(20,743)
Issues	—	—	—	—	—	—
Settlements	—	243	(1,840)	(1,518)	(7,188)	—

Closing balance	$34,106	$7,585	$58,855	$32,331	$114,902	$69,780

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,437)	$11,568	$2,595	$923	$(25)	$(617)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(8,798)	2,785	—	24	38	(705)
Included in OCI	—	—	7,555	364	20,256	—
Purchases	—	—	805,893	—	—	—
Sales	—	—	—	—	(22,700)	—
Repayments	—	—	—	—	—	(34,881)
Issues	—	—	—	—	—	—
Settlements	—	(1,639)	(213,190)	(1,594)	(16,429)	—

Closing balance	$25,438	$3,536	$1,254,795	$30,934	$88,584	$16,700

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(8,798)	$2,785	$7,555	$364	$19,554	$(705)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(1,096)	(1,591)	—	(207)	(2,321)	16
Included in OCI	—	—	3,287	968	31,220	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(10,254)	(8,281)	—
Repayments	—	—	—	—	—	(72,998)
Issues	—	—	—	—	—	—
Settlements	—	(3,526)	(5,660)	(6,951)	(15,753)	—

Closing balance	$34,106	$7,585	$58,855	$32,331	$114,902	$69,780

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(1,096)	$(1,591)	$3,287	$(207)	$(2,321)	$16

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Level 3 Fair Value Measurements Three Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(1,309)	$(1,847)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	8	1	(243)
Noninterest income	—	—	—	—	—	(10)

Total	$(1,309)	$(1,847)	$—	$8	$171	$(253)

	Level 3 Fair Value Measurements Three Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(3,438)	$11,568	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	(86)	—
Interest and fee income	—	—	—	32	61	(1,032)
Noninterest income	—	—	—	—	—	415

Total	$(3,438)	$11,568	$—	$32	$(25)	$(617)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(8,798)	$2,785	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	24	38	(819)
Noninterest income	—	—	—	—	—	114

Total	$(8,798)	$2,785	$—	$24	$208	$(705)

	Level 3 Fair Value Measurements Nine Months Ended September 30, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(1,096)	$(1,591)	—	$—	$—	$—
Securities gains (losses)	—	—	—	(334)	(1,465)	—
Interest and fee income	—	—	—	127	(856)	(3,056)
Noninterest income	—	—	—	—	—	3,072

Total	$(1,096)	$(1,591)	$—	$(207)	$(2,321)	$16

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	September 30, 2014			December 31, 2013
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Mortgage loans held for sale	$339,061	$326,658	$12,403	$278,928	$276,945	$1,983
Automobile loans	16,700	15,920	780	52,286	50,800	1,486

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Net gains (losses) from fair value changes
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Assets
Mortgage loans held for sale	$4,562	$18,459	$3,700	$(6,885)
Automobile loans	(253)	(618)	(706)	14

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Assets
Automobile loans	$323	$468	$861	$1,620

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At September 30, 2014, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended September 30, 2014	Total Gains/(Losses) For the Nine Months Ended September 30, 2014
Impaired loans	$91,757	$—	$—	$91,757	$(12,719)	$(33,819)
Other real estate owned	36,270	—	—	36,270	874	3,571

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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2014 and December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$25,438	Discounted cash flow	Constant prepayment rate	7.0% - 22.0% (13.0%)
			Spread over forward interest rate swap rates	352 - 1,100 (676)

Derivative assets	4,263	Consensus Pricing	Net market price	-4.7% - 15.8% (1.6%)
Derivative liabilities	727		Estimated Pull through %	50.0% - 89.0% (77.0%)

Municipal securities	1,254,795	Discounted cash flow	Discount rate	1.2% - 3.9% (2.6%)

Private-label CMO	30,934	Discounted cash flow	Discount rate	2.7% - 7.6% (6.1%)
			Constant prepayment rate	13.6% - 32.6% (20.7%)
			Probability of default	0.2% - 4.0% (0.7%)
			Loss severity	0.0% - 64.0% (33.8%)

Asset-backed securities	88,584	Discounted cash flow	Discount rate	3.2% - 13.2% (7.1%)
			Cumulative prepayment rate	0.0% - 100.0% (14.2%)
			Cumulative default	2.3% - 100.0% (16.9%)
			Loss given default	20.0% - 100.0% (93.7%)
			Cure given deferral	0.0% - 75.0% (31.4%)

Automobile loans	16,700	Discounted cash flow	Constant prepayment rate	119.2%
			Discount rate	0.2% - 5.0% (2.0%)

Impaired loans	91,757	Appraisal value	NA	NA

Other real estate owned	36,270	Appraisal value	NA	NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$34,236	Discounted cash flow	Constant prepayment rate	7% - 32% (12%)
			Spread over forward interest rate swap rates	-158 - 4,216 (1,069)

Derivative assets	3,066	Consensus Pricing	Net market price	-5.25% - 13.53% (1.3%)
Derivative liabilities	676		Estimated Pull through %	50% - 89% (78%)

Municipal securities	654,537	Discounted cash flow	Discount rate	1.6% - 4.5% (2.4%)

Private-label CMO	32,140	Discounted cash flow	Discount rate	2.9% - 8.3% (6.3%)
			Constant prepayment rate	12.0% - 31.6% (18.0%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	8.0% - 64.0% (38.2%)

Asset-backed securities	107,419	Discounted cash flow	Discount rate	3.7% - 15.5% (8.1%)
			Constant prepayment rate	5.7% - 5.7% (5.7%)
			Cumulative prepayment rate	0.0% - 100% (16.6%)
			Constant default	1.4% - 4.0% (2.8%)
			Cumulative default	0.5% - 100% (18.2%)
			Loss given default	20% - 100% (93.7%)
			Cure given deferral	0.0% - 75% (35.8%)
			Loss severity	49.0% - 69.0% (63.5%)

Automobile loans	52,286	Discounted cash flow	Constant prepayment rate	79.2%
			Discount rate	0.3% - 5.0% (1.5%)

Impaired loans	114,256	Appraisal value	NA	NA

Other real estate owned	27,664	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$952,760	$952,760	$1,058,175	$1,058,175
Trading account securities	66,460	66,460	35,573	35,573
Loans held for sale	410,932	410,932	326,212	326,212
Available-for-sale and other securities	8,721,804	8,721,804	7,308,753	7,308,753
Held-to-maturity securities	3,496,493	3,467,056	3,836,667	3,760,898
Net loans and leases	46,092,338	45,219,329	42,472,630	40,976,014
Derivatives	207,336	207,336	200,029	200,029
Financial Liabilities
Deposits	50,129,837	50,930,985	47,506,718	48,132,550
Short-term borrowings	1,530,938	1,522,460	552,143	543,552
Federal Home Loan Bank advances	1,658,112	1,658,370	1,808,293	1,808,558
Other long-term debt	2,590,212	2,604,544	1,349,119	1,342,890
Subordinated notes	976,264	970,949	1,100,860	1,073,116
Derivatives	138,476	138,476	129,274	129,274

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at September 30, 2014 and December 31, 2013:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at September 30, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,467,056	$—	$3,467,056
Net loans and leases	—	—	45,219,329	45,219,329
Financial Liabilities
Deposits	—	46,329,168	4,601,817	50,930,985
Short-term borrowings	—	—	1,522,460	1,522,460
Federal Home Loan Bank advances	—	—	1,658,370	1,658,370
Other long-term debt	—	—	2,604,544	2,604,544
Subordinated notes	—	—	970,949	970,949

	Estimated Fair Value Measurements at Reporting Date Using			Balance at December 31, 2013
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,760,898	$—	$3,760,898
Net loans and leases	—	—	40,976,014	40,976,014
Financial Liabilities
Deposits	—	42,279,542	5,853,008	48,132,550
Short-term borrowings	—	—	543,552	543,552
Federal Home Loan Bank advances	—	—	1,808,558	1,808,558
Other long-term debt	—	—	1,342,890	1,342,890
Subordinated notes	—	—	1,073,116	1,073,116

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at September 30, 2014, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,315,000	$9,315,000
Deposits	69,100	—	69,100
Subordinated notes	475,000	—	475,000
Other long-term debt	2,285,000	—	2,285,000

Total notional value at September 30, 2014	$2,829,100	$9,315,000	$12,144,100

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at September 30, 2014:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed - generic	$9,315,000	2.2	$(33,609)	0.80%	0.24%

Total asset conversion swaps	9,315,000	2.2	(33,609)	0.80	0.24
Liability conversion swaps
Receive fixed - generic	2,829,100	3.4	45,832	1.73	0.25

Total liability conversion swaps	2,829,100	3.4	45,832	1.73	0.25

Total swap portfolio	$12,144,100	2.5	$12,223	1.01%	0.24%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $24.2 million and $23.1 million for the three-month periods ended September 30, 2014, and 2013, respectively. For the nine-month periods ended September 30, 2014 and 2013, the net amounts resulted in an increase to net interest income of $73.4 million and $73.2 million, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At September 30, 2014, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at September 30, 2014 and December 31, 2013 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$45,712	$49,998
Interest rate contracts not designated as hedging instruments	171,736	169,047
Foreign exchange contracts not designated as hedging instruments	28,110	28,499
Commodities contracts not designated as hedging instruments	15,617	4,278

Total contracts	$261,175	$251,822

Liability derivatives included in accrued expenses and other liabilities:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$33,489	$25,321
Interest rate contracts not designated as hedging instruments	101,666	99,247
Foreign exchange contracts not designated as hedging instruments	23,020	18,909
Commodities contracts not designated as hedging instruments	15,112	3,838

Total contracts	$173,287	$147,315

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(323)	$(336)	$(829)	$(3,650)
Change in fair value of hedged deposits (1)	315	340	809	3,645
Change in fair value of interest rate swaps hedging subordinated notes (2)	(6,601)	(2,358)	(2,520)	(34,378)
Change in fair value of hedged subordinated notes (2)	6,601	2,358	2,520	34,378
Change in fair value of interest rate swaps hedging other long-term debt (2)	(13,196)	466	(6,943)	(1,106)
Change in fair value of hedged other long-term debt (2)	12,924	(316)	9,450	1,255

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month and nine-month periods ended September 30, 2014 and 2013 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2014	2013		2014	2013
Interest rate contracts
Loans	$(21,133)	$17,337	Interest and fee income - loans and leases	$(148)	$(3,078)
Investment Securities	—	—	Noninterest income - other income	—	(7)
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(21,133)	$17,337		$(148)	$(3,085)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
(dollar amounts in thousands)	2014	2013		2014	2013
Interest rate contracts
Loans	$(1,596)	$(46,526)	Interest and fee income - loans and leases	$(3,853)	$(11,369)
Investment Securities	—	—	Interest and fee income - investment securities	—	(202)
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$(1,596)	$(46,526)		$(3,853)	$(11,571)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $26.2 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$224	$(13)	$195	$895

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at September 30, 2014 and December 31, 2013, were $75.6 million and $80.5 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $13.5 billion and $14.3 billion at September 30, 2014 and December 31, 2013, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $165.7 million and $160.4 million at the same dates, respectively.

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

At September 30, 2014 and December 31, 2013, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $19.1 million and $15.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At September 30, 2014, Huntington pledged $116.2 million of investment securities and cash collateral to counterparties, while other counterparties pledged $82.2 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
September 30, 2014	Derivatives	$280,690	$(78,131)	$202,559	$(23,061)	$(370)	$179,128
December 31, 2013	Derivatives	300,903	(111,458)	189,445	(35,205)	(360)	153,880

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	cash collateral received	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
September 30, 2014	Derivatives	$192,802	$(55,703)	$137,099	$(79,343)	$(518)	$57,238
December 31, 2013	Derivatives	196,397	(76,539)	119,858	(86,204)	290	33,944

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

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Derivative assets:
Interest rate lock agreements	$4,260	$3,066
Forward trades and options	517	3,997

Total derivative assets	4,777	7,063

Derivative liabilities:
Interest rate lock agreements	(282)	(231)
Forward trades and options	(1,095)	(40)

Total derivative liabilities	(1,377)	(271)

Net derivative asset (liability)	$3,400	$6,792

The total notional value of these derivative financial instruments at September 30, 2014 and December 31, 2013, was $0.4 billion and $0.5 billion, respectively. The total notional amount at September 30, 2014, corresponds to trading assets with a fair value of $0.5 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended September 30, 2014 and 2013, were $(0.2) million and $0.1 million, respectively and $3.8 million and $(23.5) million for the nine-month periods ended September 30, 2014 and 2013, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

16. VIEs

Consolidated VIEs

Consolidated VIEs at September 30, 2014, consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2014 first quarter, Huntington cancelled the 2009 and 2006 Automobile Trusts. As a result, any remaining assets at the time of the cancellation are no longer part of the trusts.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013:

	September 30, 2014
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$—	$—	$—	$—
Loans and leases	—	—	—	—
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	—	—	—	—
Accrued income and other assets	—	—	243	243

Total assets	$—	$—	$243	$243

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	243	243

Total liabilities	$—	$—	$243	$243

	December 31, 2013
	2009	2006	Other
	Automobile	Automobile	Consolidated
(dollar amounts in thousands)	Trust	Trust	Trusts	Total
Assets:
Cash	$8,580	$79,153	$—	$87,733
Loans and leases	52,286	151,171	—	203,457
Allowance for loan and lease losses	—	(711)	—	(711)

Net loans and leases	52,286	150,460	—	202,746
Accrued income and other assets	235	485	262	982

Total assets	$61,101	$230,098	$262	$291,461

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	262	262

Total liabilities	$—	$—	$262	$262

The automobile loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2014, and December 31, 2013:

	September 30, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,898	$—	$2,898
2012-2 Automobile Trust	4,071	—	4,071
2011 Automobile Trust	1,336	—	1,336
Tower Hill Securities, Inc.	56,145	65,000	56,145
Trust Preferred Securities	13,919	317,067	—
Low Income Housing Tax Credit Partnerships	340,133	141,791	340,133
Other Investments	82,934	17,084	82,934

Total	$501,436	$540,942	$487,517

	December 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$5,975	$—	$5,975
2012-2 Automobile Trust	7,396	—	7,396
2011 Automobile Trust	3,040	—	3,040
Tower Hill Securities, Inc.	66,702	65,000	66,702
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	317,226	134,604	317,226
Other Investments	90,278	9,772	90,278

Total	$504,381	$522,270	$490,617

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at September 30, 2014 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.94	%(2)	$111,816	$6,186
Huntington Capital II	0.86	(3)	54,593	3,093
Sky Financial Capital Trust III	1.63	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.63	(4)	74,320	2,320
Camco Financial Trust	1.56	(5)	4,173	155

Total			$317,067	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at September 30, 2014, based on three month LIBOR + 0.70.
(3)	Variable effective rate at September 30, 2014, based on three month LIBOR + 0.625.
(4)	Variable effective rate at September 30, 2014, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at September 30, 2014, based on three month LIBOR + 1.33.

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

The following table summarizes the income statement amounts impacted by the change at the dates or for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(dollar amounts in thousands)	2013	2013
Noninterest income
As previously reported	$250,503	751,367
As reported under the new guidance	253,767	762,304
Provision for income taxes
As previously reported	62,132	166,700
As reported under the new guidance	65,047	175,445
Net income
As previously reported	178,487	480,918
As reported under the new guidance	178,836	483,110

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Affordable housing tax credit investments	$538,836	$484,799
Less: amortization	(198,703)	(167,573)

Net affordable housing tax credit investments	$340,133	$317,226

Unfunded commitments	$141,791	$134,604

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Tax credits and other tax benefits recognized	$13,370	$13,984	$41,430	$41,861
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	9,659	8,197	28,537	24,592
Equity method
Tax credit investment losses included in non-interest income	290	294	737	882

Huntington did not recognize any impairment losses on tax credit investments during the three-month period or nine-months ended September 30, 2014. Huntington did recognize immaterial impairment losses for the nine-months ended September 30, 2013. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.

OTHER INVESTMENTS

Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at September 30, 2014 and December 31, 2013, were as follows:

	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,943,604	$10,198,327
Consumer	7,288,323	6,544,606
Commercial real estate	872,448	765,982
Standby letters-of-credit	477,824	439,834

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5.0 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2014, Huntington had $478 million of standby letters-of-credit outstanding, of which 82% were collateralized. Included in this $478 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of September 30, 2014, approximately $128 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $349 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately less than $1 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At September 30, 2014 and December 31, 2013, Huntington had commitments to sell residential real estate loans of $556.0 million and $452.6 million, respectively. These contracts mature in less than one year.

Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. The Company has appealed certain proposed adjustments resulting from the IRS examination of the 2006, 2007, 2008, 2009, and 2010 tax returns. Management believes the tax positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, and judicial authority, and intend to vigorously defend them. It is possible the ultimate resolution of the proposed adjustments, if unfavorable, may be material to the results of operations in the period it occurs. However, although no assurance can be given, Management believes the resolution of these examinations will not, individually or in the aggregate, have a material adverse impact on our consolidated financial position. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At September 30, 2014, Huntington had gross unrecognized tax benefits of $2.8 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $4.2 million as of September 30, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. It is reasonably possible that the liability for unrecognized tax benefits could decrease in the next twelve months.

Litigation

The nature of Huntington’s business ordinarily results in a certain amount of claims, litigation, investigations, regulatory, and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company will consider settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

In certain cases, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at September 30, 2014. For certain other cases, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

On March 30, 2012, the Bankruptcy Court issued an Opinion on the trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that it will award prejudgment interest to the Teleservices trustee at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court gave a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $4.0 million credit, but ruled approximately $0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee can recover. Therefore, the Bankruptcy Court’s recommended award will be reduced by this $0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on treasury bill rates, will be the rate of interest for determining prejudgment interest. The rulings of the Bankruptcy Court in its March 2011 and March 2012 opinions, as well as its July 23, 2012, bench opinion, will not be reduced to judgment by the Bankruptcy Court. Rather, the Bankruptcy Court has delivered a report and recommendation to the District Court for the Western District of Michigan, recommending a judgment be entered in the principal amount of $71.8 million, plus interest through July 27, 2012, in the amount of $8.8 million. The District Court is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s opinion. Oral argument on the parties’ objections to the report and recommendation was held by the District Court on September 22, 2014. The parties’ rebuttal briefs were submitted to the District Court on October 6, 2014.

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

18. PARENT COMPANY FINANCIAL STATEMENTS

The parent company unaudited condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	September 30,	December 31,
(dollar amounts in thousands)	2014	2013
Assets
Cash and cash equivalents	$732,436	$966,065
Due from The Huntington National Bank	246,832	246,841
Due from non-bank subsidiaries	54,348	57,747
Investment in The Huntington National Bank	5,926,366	5,537,582
Investment in non-bank subsidiaries	518,615	587,388
Accrued interest receivable and other assets	274,656	286,036

Total assets	$7,753,253	$7,681,659

Liabilities and Shareholders’ Equity
Long-term borrowing	$1,039,969	$1,034,266
Dividends payable, accrued expenses, and other liabilities	429,074	557,240

Total liabilities	1,469,043	1,591,506

Shareholders’ equity (1)	6,284,210	6,090,153

Total liabilities and shareholders’ equity	$7,753,253	$7,681,659

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended		Nine Months Ended
Statements of Income	September 30,		September 30,
(dollar amounts in thousands)	2014	2013	2014	2013
Income
Dividends from
The Huntington National Bank	$169,000	$—	$244,000	$—
Non-bank subsidiaries	8,827	18,000	12,468	18,000
Interest from
The Huntington National Bank	982	425	2,936	5,513
Non-bank subsidiaries	634	782	2,002	2,399
Other	209	353	2,514	1,266

Total income	179,652	19,560	263,920	27,178

Expense
Personnel costs	17,608	12,951	42,753	41,161
Interest on borrowings	4,261	5,692	12,766	14,242
Other	10,370	11,923	39,423	26,790

Total expense	32,239	30,566	94,942	82,193

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	147,413	(11,006)	168,978	(55,015)
Provision (benefit) for income taxes	(15,038)	(12,043)	(44,015)	(20,229)

Income (loss) before equity in undistributed net income of subsidiaries	162,451	1,037	212,993	(34,786)
Increase (decrease) in undistributed net income of:
The Huntington National Bank	(4,828)	189,726	248,359	516,436
Non-bank subsidiaries	(2,607)	(11,927)	7,426	1,460

Net income	$155,016	$178,836	$468,778	$483,110

Other comprehensive income (loss) (1)	(22,289)	52,969	31,993	(79,950)

Comprehensive income	$132,727	$231,805	$500,771	$403,160

(1)	See Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Nine Months Ended
Statements of Cash Flows	September 30,
(dollar amounts in thousands)	2014	2013
Operating activities
Net income	$468,778	$483,110
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	(255,253)	(536,591)
Depreciation and amortization	291	323
Other, net	(10,376)	(3,710)

Net cash provided by (used for) operating activities	203,440	(56,868)

Investing activities
Repayments from subsidiaries	6,400	251,853
Advances to subsidiaries	(1,000)	(248,950)
Cash paid for acquisitions, net of cash received	(13,452)	—

Net cash provided by (used for) investing activities	(8,052)	2,903

Financing activities
Payment of borrowings	—	(50,000)
Dividends paid on stock	(145,143)	(132,957)
Repurchases of common stock	(299,720)	(124,995)
Proceeds from issuance of common stock	2,597	—
Issuance of long-term debt	—	399,200
Other, net	13,249	8,890

Net cash provided by (used for) financing activities	(429,017)	100,138

Change in cash and cash equivalents	(233,629)	46,173
Cash and cash equivalents at beginning of period	966,065	921,471

Cash and cash equivalents at end of period	$732,436	$967,644

Supplemental disclosure:
Interest paid	$12,766	$14,242

19. SEGMENT REPORTING

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

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

Business Banking is a dynamic and growing part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues up to $20 million and consists of approximately 156,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs.

Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into five business units: middle market, large corporate, specialty banking, capital markets and treasury management. During the 2014 third quarter, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities.

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

Regional Banking and The Huntington Private Client Group: RBHPCG business segment was created as the result of an organizational and management realignment that occurred in January 2014. Regional Banking and The Huntington Private Client Group is well positioned competitively as we have closely aligned with our eleven regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets—building connections with community and business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.

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

Listed below is certain operating basis financial information reconciled to Huntington’s September 30, 2014, December 31, 2013, and September 30, 2013, reported results by business segment:

	Three Months Ended September 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2014
Net interest income	$230,318	$75,485	$99,262	$25,239	$14,620	$21,411	$466,335
Provision for credit losses	22,528	13,309	(18,334)	3,179	3,798	—	24,480
Noninterest income	105,868	52,820	9,832	42,097	20,838	15,894	247,349
Noninterest expense	251,507	60,429	41,583	60,548	33,523	32,728	480,318
Income taxes	21,753	19,098	30,046	1,263	(652)	(17,638)	53,870

Net income	$40,398	$35,469	$55,799	$2,346	$(1,211)	$22,215	$155,016

2013
Net interest income	$224,824	$70,566	$92,372	$25,898	$13,433	$(2,241)	$424,852
Provision for credit losses	43,127	50,299	(77,686)	(7,349)	3,009	—	11,400
Noninterest income	105,227	57,100	10,822	43,664	18,377	18,577	253,767
Noninterest expense	242,343	63,381	40,011	57,060	36,853	(16,312)	423,336
Income taxes	15,603	4,895	49,304	6,948	(2,818)	(8,885)	65,047

Net income	$28,978	$9,091	$91,565	$12,903	$(5,234)	$41,533	$178,836

	Nine Months Ended September 30,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2014
Net interest income	$678,502	$218,257	$290,297	$76,399	$41,997	$58,437	$1,363,889
Provision for credit losses	63,962	30,905	(42,035)	5,353	20,308	2	78,495
Noninterest income	306,364	149,165	27,647	132,080	59,946	70,699	745,901
Noninterest expense	732,623	183,464	121,276	176,595	101,490	83,627	1,399,075
Income taxes	65,898	53,569	83,546	9,286	(6,949)	(41,908)	163,442

Net income	$122,383	$99,484	$155,157	$17,245	$(12,906)	$87,415	$468,778

2013
Net interest income	$678,244	$210,725	$273,105	$79,926	$38,139	$(6,180)	$1,273,959
Provision for credit losses	101,448	41,685	(89,857)	2,939	9,501	(2)	65,714
Noninterest income	292,370	152,109	32,694	144,029	85,599	55,503	762,304
Noninterest expense	719,443	193,423	117,323	176,479	109,285	(3,959)	1,311,994
Income taxes	52,403	44,704	97,417	15,588	1,733	(36,400)	175,445

Net income	$97,320	$83,022	$180,916	$28,949	$3,219	$89,684	$483,110

	Assets at		Deposits at
	September 30,	December 31,	September 30,	December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Retail & Business Banking	$15,061,958	$14,440,869	$29,265,196	$28,293,993
Commercial Banking	14,438,025	12,524,270	10,791,342	10,187,891
AFCRE	15,631,308	14,081,112	1,361,907	1,170,518
RBHPCG	3,830,366	3,736,785	5,897,868	6,094,135
Home Lending	3,929,146	3,742,527	268,610	329,511
Treasury / Other	11,439,826	10,941,611	2,544,914	1,430,670

Total	$64,330,629	$59,467,174	$50,129,837	$47,506,718

20. BUSINESS COMBINATIONS

BANK OF AMERICA BRANCH ACQUISITION

On September 12, 2014, Huntington completed its acquisition and conversion of 24 Bank of America branches, furthering our presence in Michigan. Under the terms of the agreement, Huntington acquired approximately $745.2 million of deposits. The deposits were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). As part of the acquisition, Huntington recorded $17.1 million of goodwill.

Pro forma results have not been disclosed, as those amounts are not significant to the unaudited condensed consolidated financial statements.

CAMCO FINANCIAL

On March 1, 2014, Huntington completed its acquisition of Camco Financial in a stock and cash transaction valued at $109.5 million. Camco Financial operated 22 banking offices and served communities in Southeast Ohio. The acquisition provides Huntington the opportunity to enhance our presence in several areas within our existing footprint and to expand into a few new markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	—	$—	12,095,003	$139,161,145
August 1, 2014 to August 31, 2014	4,619,200	9.66	16,714,203	94,539,673
September 1, 2014 to September 30, 2014	818,600	9.93	17,532,803	86,410,975

Total	5,437,800	$9.70	17,532,803	$86,410,975

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 26, 2014, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included the potential repurchase of up to $250 million shares of common stock, through the first quarter of 2015. Huntington’s Board of Directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2014 third quarter, Huntington repurchased a total of 5.4 million shares at a weighted average share price of $9.70.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.1

10.2	*Form of 2014 Stock Option Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.2

10.3	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.3

10.4	*Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.4

10.5	*Form of 2014 Stock Option Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.5

10.6	*Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.6

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101	The following material from Huntington’s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: October 28, 2014	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: October 28, 2014	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer