Form 10-K
period 2014-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2015-02-13
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  ☐    Yes  ☒    No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, determined by using a per share closing price of $9.54, as quoted by NASDAQ on that date, was $7,626,169,305. As of January 31, 2015, there were 810,025,677 shares of common stock with a par value of $0.01 outstanding.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2015 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

BHC	Bank Holding Companies

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

Fannie Mae	(see FNMA)

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High-Quality Liquid Assets

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

NAICS	North American Industry Classification System

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NALs	Nonaccrual Loans

NCO	Net Charge-off

NIM	Net interest margin

NPAs	Nonperforming Assets

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

PD	Probability-Of-Default

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 13), accruing loans and leases past due 90 days or more (Table 14), troubled debt restructured loans (Table 15), and criticized commercial loans (credit quality indicators section of Footnote 3).

RBHPCG	Regional Banking and The Huntington Private Client Group

REIT	Real Estate Investment Trust

ROC	Risk Oversight Committee

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SRIP	Supplemental Retirement Income Plan

SSFA	Simplified Supervisory Formula Approach

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured loan

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UDAP	Unfair or Deceptive Acts or Practices

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable Interest Entity

Huntington Bancshares Incorporated

PART I

When we refer to “we”, “our”, and “us” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean our only bank subsidiary, The Huntington National Bank, and its subsidiaries.

Item 1: Business

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. We have 11,873 average full-time equivalent employees. Through the Bank, we have 149 years of serving the financial needs of our customers. We provide full-service commercial, small business, consumer, and mortgage banking services, as well as automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance programs, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2014, the Bank had 14 private client group offices and 715 branches as follows:

• 404 branches in Ohio	• 43 branches in Indiana

• 179 branches in Michigan	• 31 branches in West Virginia

• 48 branches in Pennsylvania	• 10 branches in Kentucky

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

Following is a description of our five business segments and Treasury / Other function:

•

Retail and Business Banking – The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans. Other financial services available to consumer and small business customers include investments, insurance, interest rate risk protection, foreign exchange hedging, and treasury management. Huntington serves customers primarily through our network of branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

Huntington has established a “Fair Play” banking philosophy and built a reputation for meeting the banking needs of consumers in a manner which makes them feel supported and appreciated. Huntington believes customers are recognizing this and other efforts as key differentiators, and it has earned us more customers, deeper relationships and the J.D. Power retail service excellence award for 2013 and 2014.

Business Banking is a dynamic and growing part of our business, and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as serving companies with annual revenues under $20 million and we currently serve approximately 160,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their capital needs and is the number one SBA lender in the country. We have also won the J.D. Power award for small business service excellence in 2012 and 2014.

•

Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into seven business units: middle market, large corporate, specialty banking, asset finance, capital markets, treasury management, and insurance. During the 2014 third quarter, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities. During the 2014 fourth quarter, we moved the Asset Based Lending group back into the commercial division and combined management with equipment finance and public capital to form the Asset Finance division.

Middle Market Banking primarily focuses on providing banking solutions to companies with annual revenues of $20 million to $250 million. Through a relationship management approach, various products, capabilities and solutions are seamlessly orchestrated in a client centric way.

Corporate Banking works with larger, often more complex, companies with annual revenues greater than $250 million. These entities, many of which are publically traded, require a different and customized approach to their banking needs.

Specialty Banking offers tailored products and services to select industries that have a foothold in the Midwest. Each banking team is comprised of industry experts with a dynamic understanding of the market and industry. Many of these industries are experiencing tremendous change, which creates opportunities for Huntington to leverage our expertise and help clients navigate, adapt and succeed.

Asset Finance is a combination of our Equipment Finance, Public Capital, Asset Based Lending, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.

Capital Markets has two distinct product capabilities: corporate risk management services and institutional sales, trading and underwriting. The Capital Markets Group offers a full suite of risk management tools including commodities, foreign exchange and interest rate hedging services. The Institutional Sales, Trading & Underwriting team provides access to capital and investment solutions for both municipal and corporate institutions.

Treasury Management teams help businesses manage their working capital programs and reduce expenses. Our liquidity solutions help customers save and invest wisely, while our payables and receivables capabilities help them manage purchases and the receipt of payments for goods and services. All of this is provided while helping customers take a sophisticated approach to managing their overhead, inventory, equipment and labor.

Insurance brokerage business specializes in commercial property and casualty, employee benefits, personal lines, life and disability and specialty lines of insurance. We also provide brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker, we do not assume underwriting risks; instead, we provide our customers with quality, noninvestment insurance contracts.

•

Automobile Finance and Commercial Real Estate: This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of vehicles by customers at franchised automotive dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

The Automotive Finance team services automobile dealerships, its owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships has allowed us to expand into selected markets outside of the Midwest and to actively deepen relationships while building a strong reputation.

The Commercial Real Estate team serves real estate developers, REITs, and other customers with borrowing needs that are secured by commercial properties. Most of these customers are located within our footprint.

•

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

The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, The Huntington Investment Company, Huntington Community Development, Huntington Asset Advisors, and Huntington Asset Services. Our private banking, trust, investment and community development functions focus their efforts in our Midwest footprint and Florida, while our proprietary funds and ETFs, fund administration, custody and settlements functions target a national client base.

The Huntington Private Bank provides high net-worth customers with deposit, lending (including specialized lending options) and other banking services.

The Huntington Trust also serves high net-worth customers and delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, trust services and trust operations. This group also provides retirement plan services and corporate trust to businesses and municipalities.

The Huntington Investment Company, a dually registered broker-dealer and registered investment advisor, employs representatives who work with our Retail and Private Bank to provide investment solutions for our customers. This team offers a wide range of products and services, including brokerage, annuities, advisory and other investment products.

Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to moderate-income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.

Huntington Asset Advisors provides investment management services solely advising The Huntington Funds, our proprietary family of mutual funds, and Huntington Strategy Shares, our Exchange Trade Funds.

Huntington Asset Services has a national clientele and offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, custody, and distribution services. This group also includes National Settlements, which works with law firms and the court system to provide custody and settlement distribution services.

•

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

The Treasury / Other function includes technology and operations, other unallocated assets, liabilities, revenue, and expense.

The financial results for each of these business segments are included in Note 24 of Notes to Consolidated Financial Statements and are discussed in the Business Segment Discussion of our MD&A.

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

The table below shows our competitive ranking and market share based on deposits of FDIC-insured institutions as of June 30, 2014, in the top 10 metropolitan statistical areas (MSA) in which we compete:

MSA	Rank	Deposits (in millions)	Market Share
Columbus, OH	1	$14,879	28%
Cleveland, OH	5	4,782	8
Detroit, MI	6	4,753	5
Indianapolis, IN	4	2,852	7
Pittsburgh, PA	8	2,487	3
Cincinnati, OH	4	2,274	3
Toledo, OH	2	2,238	23
Grand Rapids, MI	2	2,111	12
Youngstown, OH	1	2,017	23
Canton, OH	1	1,610	26

Source: FDIC.gov, based on June 30, 2014 survey.

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

The Federal Reserve utilizes an updated framework for the consolidated supervision of large financial institutions, including bank holding companies with consolidated assets of $50 billion or more. The objectives of the framework are to enhance the resilience of a firm, lower the probability of its failure, and reduce the impact on the financial system in the event of an institution’s failure. With regard to resiliency, each firm is expected to ensure that the consolidated organization and its core business lines can survive under a broad range of internal or external stresses. This requires financial resilience by maintaining sufficient capital and liquidity, and operational resilience by maintaining effective corporate governance, risk management, and recovery planning. With respect to lowering the probability of failure, each firm is expected to ensure the sustainability of its critical operations and banking offices under a broad range of internal or external stresses. This requires, among other things, that we have robust, forward-looking capital-planning processes that account for our unique risks.

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

In September 2014, the OCC published final guidelines to strengthen the governance and risk management practices of large financial institutions, including the Bank. The guidelines became effective November 10, 2014, and require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities. In addition, the guidelines provide standards for the institutions’ boards of directors to oversee the risk governance framework. Given its size and the phased implementation schedule, the Bank is subject to these heightened standards effective May 2016. As discussed in Item 1A: Risk Factors, the Bank currently has a written governance framework and associated controls.

Legislative and regulatory reforms continue to have significant impacts throughout the financial services industry.

The Dodd-Frank Act, enacted in 2010, is complex and broad in scope and several of its provisions are still being implemented. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading, and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued. The regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general.

In January 2014, seven final regulations issued by the CFPB, including the ability to repay and qualified mortgage standards, various mortgage servicing rules, a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act, loan originator compensation requirements and appraisal rules, became effective and were successfully implemented by Huntington. On November 20, 2013, the CFPB issued its final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. The CFPB finalized amendments to the integrated mortgage disclosures on January 20, 2015, which are also effective on August 1, 2015. On October 22, 2014, the CFPB finalized minor Amendments to the 2013 Mortgage Rules under the Truth in Lending Act (Regulation Z), making certain nonprofits exempt from some servicing rules and the ability to repay rule, and allowing a cure period for points and fees in Qualified Mortgages. These changes were effective as of November 3, 2014. In addition, the CFPB proposed changes to its servicing rules. We continue to monitor, evaluate and implement these new regulations.

Throughout 2014, the CFPB has continued its focus on fair lending practices of indirect automobile lenders. This focus has led to some lenders acknowledging that the CFPB and Department of Justice are considering taking public enforcement actions against them for their fair lending practices. Indirect automobile lenders have also received continuing pressure from the CFPB to limit or eliminate discretionary pricing by dealers. Finally, the CFPB has proposed its larger participant rule for indirect automobile lending which will bring larger non-bank indirect automobile lenders under CFPB supervision.

Banking regulatory agencies have increasingly over the last few years used their authority under Section 5 of the Federal Trade Commission Act to take supervisory or enforcement action with respect to UDAP by banks under standards developed many years ago by the Federal Trade Commission in order to address practices that may not necessarily fall within the scope of a specific banking or consumer finance law. The Dodd-Frank Act also gave to the CFPB similar authority to take action in connection with unfair, deceptive or abusive acts or practices by entities subject to CFPB supervisory or enforcement authority.

Large bank holding companies and national banks are required to submit annual capital plans to the Federal Reserve and OCC, respectively, and conduct stress tests.

The Federal Reserve’s Regulation Y requires large bank holding companies to submit capital plans to the Federal Reserve on an annual basis and to require such bank holding companies to obtain approval from the Federal Reserve under certain circumstances before making a capital distribution. This rule applies to us and all other bank holding companies with $50 billion or more of total consolidated assets.

A large bank holding company’s capital plan must include an assessment of the expected uses and sources of capital over at least the next nine quarters, a description of all planned capital actions over the planning horizon, a detailed description of the entity’s process for assessing capital adequacy, the entity’s capital policy, and a discussion of any expected changes to the bank holding company’s business plan that are likely to have a material impact on the firm’s capital adequacy or liquidity. The planning horizon for the most recent capital planning and stress testing cycle encompasses the 2014 fourth quarter through the 2016 fourth quarter as was submitted in our capital plan in January 2015. Rules to implement the Basel III capital reforms in the United States were finalized in July 2013 and will be phased-in by us beginning with 1Q 2015 results under the standardized approach. As such, the most recent

CCAR cycle, which began October 1, 2014, overlaps with the implementation of the Basel III capital reforms based on the required nine quarter projection horizon. In accordance with stress test rules, we incorporated the revised capital framework into the capital planning projections and into the stress tests required under the Dodd-Frank Act. Capital adequacy at large banking organizations, including us, is assessed against a minimum 4.5 percent tier 1 common ratio and a 5 percent tier 1 leverage ratio as determined by the Federal Reserve.

Capital plans for 2015 were required to be submitted by January 5, 2015. The Federal Reserve will either object to a capital plan, in whole or in part, or provide a notice of non-objection no later than March 31, 2015, for plans submitted by the January 5, 2015, submission date. If the Federal Reserve objects to a capital plan, the bank holding company may not make any capital distributions other than those with respect to which the Federal Reserve has indicated its non-objection. While we can give no assurances as to the outcome or specific interactions with the regulators, based on the capital plan we submitted on January 5, 2015, we believe we have a strong capital position and that our capital adequacy process is robust.

In addition to the CCAR submission, section 165 of the Dodd-Frank Act requires that national banks, like The Huntington National Bank, conduct annual stress tests for submission in January 2015. The results of the stress tests will provide the OCC with forward-looking information that will be used in bank supervision and will assist the agency in assessing a company’s risk profile and capital adequacy. We submitted our stress test results to the OCC on January 5, 2015.

The regulatory capital rules indicate that common stockholders’ equity should be the dominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. Under the Dodd-Frank Act, the ratio of common equity Tier 1 to risk-weighted assets became significant as a measurement of the predominance of common equity in Tier 1 capital and an indication of the quality of capital.

Conforming Covered Activities to implement the Volcker Rule.

On December 10, 2013, the Federal Reserve, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, and established July 21, 2015, as the end of the conformance period. Section 619 generally prohibits insured depository institutions and any company affiliated with an insured depository institution from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having certain relationships with a hedge fund or private equity fund. These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. On December 18, 2014, The Federal Reserve Board announced it acted under Section 619 to give banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (“legacy covered funds”). The Board also announced its intention to act next year to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with legacy covered funds. The Bank continues its “good faith” efforts to conform with proprietary trading prohibitions and associated compliance requirements. The company does not expect Volcker compliance to have a material impact on its business model.

The Volcker Rule prohibits an insured depository institution and any company that controls an insured depository institution (such as a bank holding company), and any of their subsidiaries and affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. These prohibitions impact the ability of U.S. banking entities to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading.

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2014, we had investments in nine different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the other pool that was not included on the list and believe that we will continue to be able to own this investment under the final Volcker Rule regulations.

There are restrictions on our ability to pay dividends.

Dividends from the Bank to the parent company are the primary source of funds for payment of dividends to our shareholders. However, there are statutory limits on the amount of dividends that the Bank can pay to the holding company. Regulatory approval is required prior to the declaration of any dividends in an amount greater than its undivided profits or if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, less any required transfers to surplus or common stock. The Bank is currently able to pay dividends to the holding company subject to these limitations.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the Bank, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if the Bank were to pay dividends to the holding company.

The Federal Reserve and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Additionally, the Federal Reserve may prohibit or limit bank holding companies from making capital distributions, including payment of preferred and common dividends, as part of the annual capital plan approval process.

We are subject to the current capital requirements mandated by the Federal Reserve and final Basel III capital and liquidity frameworks.

The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

On July 2, 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios were effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

The following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015, until January 1, 2019:

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

We have evaluated the impact of the Basel III final rule on our regulatory capital ratios and estimate, on a fully phased-in basis, a reduction of approximately 40 basis points to our Basel I tier I common risk-based capital ratio. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. We anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements. We are evaluating options to mitigate the capital impact of the final rule prior to its effective implementation date.

Based on the final Basel III rule, banking organizations with more than $15 billion in total consolidated assets are required to phase-out of additional tier 1 capital any non-qualifying capital instruments (such as trust preferred securities and cumulative preferred shares) issued before September 12, 2010. We will begin the additional tier I capital phase-out of our trust preferred securities in 2015, but will be able to include these instruments in Tier II capital as a non-advanced approaches institution.

Generally, under the currently applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•

Tier 1 risk-based capital, or core capital, which includes total equity plus qualifying capital securities and minority interests subject to phase-out, excluding unrealized gains and losses accumulated in other comprehensive income, and nonqualifying intangible and servicing assets.

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

Under the general risk-based guidelines to remain adequately-capitalized, financial institutions are required to maintain a total risk-based capital ratio of 8%, with 4% being Tier 1 risk-based capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant an increase.

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

Throughout 2014, our regulatory capital ratios and those of the Bank were in excess of the levels established for well-capitalized institutions. An institution is deemed to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

			At December 31, 2014
(dollar amounts in billions)	Well-capitalized minimums		Actual	Excess Capital (1)
Ratios:
Tier 1 leverage ratio	Consolidated	5.00%	9.74%	$3.0
	Bank	5.00	9.56	2.9
Tier 1 risk-based capital ratio	Consolidated	6.00	11.50	3.0
	Bank	6.00	11.28	2.9
Total risk-based capital ratio	Consolidated	10.00	13.56	1.9
	Bank	10.00	12.79	1.5

(1)	Amount greater than the well-capitalized minimum percentage.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank is well-capitalized, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $2.2 billion of such brokered deposits at December 31, 2014.

On September 3, 2014, the U.S. banking regulators approved a final rule to implement a minimum liquidity coverage ratio (LCR) requirement for banking organizations with total consolidated assets of $250 billion or more, and a less stringent modified LCR requirement to depository institution holding companies below the threshold but with total consolidated assets of $50 billion or more. The LCR requires covered banking organizations to maintain HQLA equal to projected stressed cash outflows over a 30 calendar-day stress scenario. We are covered by the modified LCR requirement and therefore subject to the phase-in of the rule beginning January 2016 at 90% and January 2017 at 100%. We will also be required to calculate the LCR monthly.

As a bank holding company, we must act as a source of financial and managerial strength to the Bank.

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

Bank transactions with affiliates.

Federal banking law and regulation imposes qualitative standards and quantitative limitations upon certain transactions by a bank with its affiliates, including the bank’s bank holding company and certain companies the bank holding company may be deemed to control for these purposes. Transactions covered by these provisions must be on arm’s-length terms, and cannot exceed certain amounts which are determined with reference to the bank’s regulatory capital. Moreover, if the transaction is a loan or other extension of credit, it must be secured by collateral in an amount and quality expressly prescribed by statute, and if the affiliate is unable to pledge sufficient collateral, the bank holding company may be required to provide it.

Provisions added by the Dodd-Frank Act expanded the scope of (i) the definition of affiliate to include any investment fund having any bank or BHC-affiliated company as an investment advisor, (ii) credit exposures subject to the prohibition on the acceptance of low-quality assets or securities issued by an affiliate as collateral, the quantitative limits, and the collateralization requirements to now include credit exposures arising out of derivative, repurchase agreement, and securities lending/borrowing transactions, and (iii) transactions subject to quantitative limits to now also include credit collateralized by affiliate-issued debt obligations that are not securities. In addition, these provisions require that a credit extension to an affiliate remain secured in accordance with the collateral requirements at all times that it is outstanding, rather than the previous requirement of only at the inception or upon material modification of the transaction. They also raise significantly the procedural and substantive hurdles required to obtain a regulatory exemption from the affiliate transaction requirements. While these provisions became effective on July 21, 2012, the Federal Reserve has not yet issued a proposed rule to implement them.

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

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. The Financial Crimes Enforcement Network has proposed a rule for those same entities, and, if adopted, the proposal will prescribe customer due diligence requirements, including a new regulatory mandate to identify the beneficial owners of legal entities which are customers.

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

Item 1A: Risk Factors

Risk Governance

We use a multi-faceted approach to risk governance. It begins with the board of directors defining our risk appetite as aggregate moderate-to-low. This does not preclude engagement in select higher risk activities. Rather, the definition is intended to represent an average of where we want our overall risk to be managed.

Three board committees primarily oversee implementation of this desired risk appetite and monitoring of our risk profile: The Audit Committee, Risk Oversight Committee, and the Technology Committee:

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

•

The Technology Committee provides oversight of technology to meet defined standards for risk, security, and Company-defined targets; and ensure that exposure to security and redundancy risks are defined and transparent and provides oversight of the Bank’s overall third party relationship risk management process.

The Audit and Risk Oversight committees routinely hold executive sessions with our key officers engaged in accounting and risk management. On a periodic basis, the two committees meet in joint session to cover matters relevant to both such as the construct and appropriateness of the ACL, which is reviewed quarterly. All directors have access to information provided to each committee and all scheduled meetings are open to all directors.

Further, through its Compensation Committee, the board of directors seeks to ensure its system of rewards is risk-sensitive and aligns the interests of management, creditors, and shareholders. We utilize a variety of compensation-related tools to induce appropriate behavior, including common stock ownership thresholds for the chief executive officer and certain members of senior management, a requirement to hold until retirement, or exit from the company, a portion of net shares received upon exercise of stock options or release of restricted stock awards (50% for executive officers and 25% for other award recipients), equity deferrals, recoupment provisions, and the right to terminate compensation plans at any time.

Management has implemented an Enterprise Risk Management and Risk Appetite Framework. Critically important is our self-assessment process, in which each business segment produces an analysis of its risks and the strength of its risk controls. The segment analyses are combined with assessments by our risk management organization of major risk sectors (e.g., credit, market, liquidity, operational, reputational, compliance, etc.) to produce an overall enterprise risk assessment. Outcomes of the process include a determination of the quality of the overall control process, the direction of risk, and our position compared to the defined risk appetite.

Management also utilizes a wide series of metrics (key risk indicators) to monitor risk positions throughout the Company. In general, a range for each metric is established which allows the company, in aggregate, to operate within a moderate-to-low risk profile. Deviations from the range will indicate if the risk being measured is moving, which may then necessitate corrective action.

We also have four other executive level committees to manage risk: ALCO, Credit Policy and Strategy, Risk Management, and Capital Management. Each committee focuses on specific categories of risk and is supported by a series of subcommittees that are tactical in nature. We believe this structure helps ensure appropriate escalation of issues and overall communication of strategies.

Huntington utilizes three lines of defense with regard to risk management: (1) business segments, (2) corporate risk management, and (3) internal audit and credit review. To induce greater ownership of risk within its business segments, segment risk officers have been embedded to identify and monitor risk, elevate and remediate issues, establish controls, perform self-testing, and oversee the self-assessment process. Corporate Risk Management establishes policies, sets operating limits, reviews new or modified products/processes, ensures consistency and quality assurance within the segments, and produces the enterprise risk assessment. The Chief Risk Officer has significant input into the design and outcome of incentive compensation plans as they apply to risk. Internal Audit and Credit Review provide additional assurance that risk-related functions are operating as intended.

Risk Overview

We, like other financial companies, are subject to a number of risks that may adversely affect our financial condition or results of operations, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk of loss due to loan and lease customers or other counterparties not being able to meet their financial obligations under agreed upon terms, (2) market risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, foreign exchange rates, equity prices, and credit spreads, (3) liquidity risk, which is (a) the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor and customer perception of financial strength, and events unrelated to us such as war, terrorism, or financial institution market specific issues, and (b) the risk of loss based on our ability to satisfy current or future funding commitments due to the mix and maturity structure of our balance sheet, amount of on-hand cash and unencumbered securities and the availability of contingent sources of funding, (4) operational and legal risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results, violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards, and external influences such as market conditions, fraudulent activities, disasters, and security risks, and (5) compliance risk, which exposes us to money penalties, enforcement actions or other sanctions as a result of nonconformance with laws, rules, and regulations that apply to the financial services industry.

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

Our business depends on the creditworthiness of our customers. Our ACL of $666.0 million at December 31, 2014, represented Management’s estimate of probable losses inherent in our loan and lease portfolio as well as our unfunded loan commitments and letters of credit. We periodically review our ACL for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest earning assets (such as investments and loans) and interest paid on interest bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest earning assets mature or reprice faster than interest bearing liabilities in a declining interest rate environment, net interest income could be materially adversely impacted. Likewise, if interest bearing liabilities mature or reprice more quickly than interest earning assets in a rising interest rate environment, net interest income could be adversely impacted. The continuation of the current low interest rate environment could affect consumer and business behavior in ways that are adverse to us and could also constrict our net interest income margin which may restrict our ability to increase net interest income.

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

Rising interest rates reduce the value of our fixed-rate debt securities and cash flow hedging derivatives portfolio. Any unrealized loss from these portfolios impacts OCI, shareholders’ equity, and the Tangible Common Equity ratio. Any realized loss from these portfolios impacts regulatory capital ratios, notably Tier I and Total risk-based capital ratios. In a rising interest rate environment, pension and other post-retirement obligations somewhat mitigate negative OCI impacts from securities and financial instruments. For more information, refer to “Market Risk” of the MD&A.

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

Liquidity Risks:

1. Changes in either Huntington’s financial condition or in the general banking industry could result in a loss of depositor confidence.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. The board of directors establishes liquidity policies and limits and management establishes operating guidelines for liquidity.

Our primary source of liquidity is our large supply of deposits from consumer and commercial customers. The continued availability of this supply depends on customer willingness to maintain deposit balances with banks in general and us in particular. The availability of deposits can also be impacted by regulatory changes (e.g. changes in FDIC insurance, the Liquidity Coverage Ratio, etc.), and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market related, geopolitical or other events could impact the liquidity derived from deposits.

2. If we lose access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or have the operating cash needed to fund corporate expansion and other corporate activities.

Wholesale funding sources include securitization, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and long-term debt. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, which provides members access to funding through advances collateralized with mortgage-related assets. We maintain a portfolio of highly-rated, marketable securities that is available as a source of liquidity.

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

Operational and Legal Risks:

1. We face security risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation and create significant legal and financial exposure.

Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, including us. None of these events resulted in a breach of our client data or account information; however, the performance of our website, www.huntington.com, was adversely affected, and in some instances customers were prevented from accessing our website. We expect to be subject to similar attacks in the future. While events to date primarily resulted in inconvenience, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of our systems, we will not be able to anticipate all security breaches of these types, nor will we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.

Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The successful social engineer will attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients.

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

2. The resolution of significant pending litigation, if unfavorable, could have a material adverse effect on our results of operations for a particular period.

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

Note 20 of the Notes to Consolidated Financial Statements updates the status of litigation concerning Cyberco Holdings, Inc. Although the bank maintains litigation reserves related to this case, the ultimate resolution of the matter, if unfavorable, may be material to our results of operations for a particular reporting period.

3. We face significant operational risks which could lead to financial loss, expensive litigation, and loss of confidence by our customers, regulators, and capital markets.

We are exposed to many types of operational risks, including the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or outsiders, or operational errors by employees. Huntington executes against a significant number of controls, a large percent of which are manual and dependent on adequate execution by colleagues and third party service providers. There is inherent risk that unknown single points of failure through the execution chain could give rise to material loss through inadvertent errors or malicious attack. These operational risks could lead to financial loss, expensive litigation, and loss of confidence by our customers, regulators, and the capital markets.

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

5. We rely on quantitative models to measure risks and to estimate certain financial values.

Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations, managing risk, and for capital planning purposes (including during the CCAR capital planning and capital adequacy process). Our measurement methodologies rely on many assumptions, historical analyses and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

All models have certain limitations. Reliance on models presents the risk that our business decisions based on information incorporated from models will be adversely affected due to incorrect, missing, or misleading information. In addition, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable. Also, information that we provide to the public or regulators based on poorly designed models could be inaccurate or misleading.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. Some of our decisions that the regulators evaluate, including distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Compliance Risks:

1. Bank regulations regarding capital and liquidity, including the annual CCAR assessment process and the Basel III capital and liquidity standards, could require higher levels of capital and liquidity. Among other things, these regulations could impact our ability to pay common stock dividends, repurchase common stock, attract cost-effective sources of deposits, or require the retention of higher amounts of low yielding securities.

The Federal Reserve administers the annual CCAR, an assessment of the capital adequacy of bank holding companies with consolidated assets of $50 billion or more and of the practices used by covered banks to assess capital needs. Under CCAR, the Federal Reserve makes a qualitative assessment of capital adequacy on a forward-looking basis and reviews the strength of a bank holding company’s capital adequacy process. The Federal Reserve also makes a quantitative assessment of capital based on supervisory-run stress tests that assess the ability to maintain capital levels above each minimum regulatory capital ratio and above a tier 1 common ratio of 5% and common equity tier 1 ratio of 4.5%, after making all capital actions included in a bank holding company’s capital plan, under baseline and stressful conditions throughout a nine-quarter planning horizon. Capital plans for 2015 were required to be submitted by January 5, 2015, and the Federal Reserve will either object to the capital plan and/or planned capital actions, or provide a notice of non-objection, no later than March 31, 2015. We submitted our capital plan to the Federal Reserve on January 5, 2015. There can be no assurance that the Federal Reserve will respond favorably to our capital plan, capital actions or stress test and the Federal Reserve, OCC, or other regulatory capital requirements may limit or otherwise restrict how we utilize our capital, including common stock dividends and stock repurchases.

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. As a Standardized Approach institution, the Basel III minimum capital requirements became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

On September 3, 2014, the U.S. banking regulators approved a final rule to implement a minimum liquidity coverage ratio (LCR) requirement for banking organizations with total consolidated assets of $250 billion or more, and a less stringent modified LCR requirement to depository institution holding companies below the threshold but with total consolidated assets of $50 billion or more. The LCR requires covered banking organizations to maintain HQLA equal to projected stressed cash outflows over a 30 calendar-day stress scenario. We are covered by the modified LCR requirement and therefore subject to the phase-in of the rule beginning January 2016 at 90% and January 2017 at 100%. We will also be required to calculate the LCR monthly. The LCR assigns less severe outflow assumptions to certain types of customer deposits, which should increase the demand, and perhaps the cost, among banks for these deposits. Additionally, the HQLA requirements will increase the demand for direct US government and US government- guaranteed debt that, while high quality, generally carry lower yields than other securities that banks hold in their investment portfolios.

2. If our regulators deem it appropriate, they can take regulatory actions that could result in a material adverse impact on our financial results, ability to compete for new business, constrain our ability to fund our liquidity needs or pay dividends, and increase the cost of our services.

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

With the development of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, require remuneration to our customers, trigger fines or penalties, limit the products or services we offer, require us to increase our prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation or otherwise adversely affect our consumer businesses.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. It is not possible to predict the full extent to which the Dodd-Frank Act, or the resulting rules and regulations in their entirety, will impact our business. Compliance with these new laws and regulations have and will continue to result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations. In addition, if we do not appropriately comply with current or future legislation and regulations that apply to our consumer operations, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our headquarters, as well as the Bank’s, is located in the Huntington Center, a thirty seven story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 28%. The lease term expires in 2030, with six five-year renewal options for up to 30 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building.

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

Item 3: Legal Proceedings

Information required by this item is set forth in Note 20 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2015, we had 28,369 shareholders of record.

Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this Item, is set forth in Table 46 entitled Selected Quarterly Income Statement Data and incorporated into this Item by reference. Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1 Business-Regulatory Matters and in Note 21 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

The following graph shows the changes, over the five-year period, in the value of $100 invested in (i) shares of Huntington’s Common Stock; (ii) the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and (iii) Keefe, Bruyette & Woods Bank Index (the “KBW Bank Index”), for the period December 31, 2009, through December 31, 2014. The KBW Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the largest banking companies and includes all money center banks and regional banks, including Huntington. An investment of $100 on December 31, 2009, and the reinvestment of all dividends, are assumed. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

The following table provides information regarding Huntington’s purchases of its Common Stock during the three-month period ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2014 to October 31, 2014	2,647,087	$9.46	20,179,890	$61,369,532
November 1, 2014 to November 30, 2014	958,144	10.08	21,138,034	51,711,440
December 1, 2014 to December 31, 2014	—	—	21,138,034	51,711,440

Total	3,605,231	$9.63	21,138,034	$51,711,440

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorization, which became effective April 1, 2014.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. This repurchase authorization represented a $23 million, or 10%, increase from the prior common stock repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2014 fourth quarter, Huntington repurchased a total of 3.6 million shares at a weighted average share price of $9.63. For the year ended December 31, 2014, Huntington purchased 35.7 million common shares at a weighted average price of $9.37 per share. For the year ended December 31, 2013, Huntington purchased 16.7 million common shares at a weighted average price of $7.46 per share.

Item 6: Selected Financial Data

Table 1—Selected Financial Data (1)

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2014	2013	2012	2011	2010
Interest income	$1,976,462	$1,860,637	$1,930,263	$1,970,226	$2,145,392
Interest expense	139,321	156,029	219,739	341,056	526,587

Net interest income	1,837,141	1,704,608	1,710,524	1,629,170	1,618,805
Provision for credit losses	80,989	90,045	147,388	174,059	634,547

Net interest income after provision for credit losses	1,756,152	1,614,563	1,563,136	1,455,111	984,258
Noninterest income	979,179	1,012,196	1,106,321	992,317	1,053,660
Noninterest expense	1,882,346	1,758,003	1,835,876	1,728,500	1,673,805

Income before income taxes	852,985	868,756	833,581	718,928	364,113
Provision for income taxes	220,593	227,474	202,291	172,555	57,465

Net income	$632,392	$641,282	$631,290	$546,373	$306,648

Dividends on preferred shares	31,854	31,869	31,989	30,813	172,032

Net income applicable to common shares	$600,538	$609,413	$599,301	$515,560	$134,616

Net income per common share—basic	$0.73	$0.73	$0.70	$0.60	$0.19
Net income per common share—diluted	0.72	0.72	0.69	0.59	0.18
Cash dividends declared per common share	0.21	0.19	0.16	0.10	0.04
Balance sheet highlights

Total assets (period end)	$66,298,010	$59,467,174	$56,141,474	$54,448,673	$53,813,903
Total long-term debt (period end)	4,335,962	2,458,272	1,364,834	2,747,857	3,663,826
Total shareholders’ equity (period end)	6,328,170	6,090,153	5,778,500	5,416,121	4,974,803
Average long-term debt	3,494,987	1,670,502	1,986,612	3,182,900	3,893,246
Average shareholders’ equity	6,269,884	5,914,914	5,671,455	5,237,541	5,482,502
Average total assets	62,498,880	56,299,313	55,673,599	53,750,054	52,574,231
Key ratios and statistics
Margin analysis—as a % of average earnings assets
Interest income(2)	3.47%	3.66%	3.85%	4.09%	4.55%
Interest expense	0.24	0.30	0.44	0.71	1.11

Net interest margin(2)	3.23%	3.36%	3.41%	3.38%	3.44%

Return on average total assets	1.01%	1.14%	1.13%	1.02%	0.58%
Return on average common shareholders’ equity	10.2	11.0	11.3	10.6	3.5
Return on average tangible common shareholders’ equity(3), (7)	11.8	12.7	13.3	12.8	5.4
Efficiency ratio(4)	65.1	62.6	63.2	63.5	60.1
Dividend payout ratio	28.8	26.0	22.9	16.7	21.1
Average shareholders’ equity to average assets	10.03	10.51	10.19	9.74	10.43
Effective tax rate	25.9	26.2	24.3	24.0	15.8
Tier 1 common risk-based capital ratio (period end)(7), (8)	10.23	10.90	10.48	10.00	9.29
Tangible common equity to tangible assets (period end) (5), (7)	8.17	8.82	8.74	8.30	7.55
Tangible equity to tangible assets (period end)(6), (7)	8.76	9.47	9.44	9.01	8.23
Tier 1 leverage ratio (period end)(9)	9.74	10.67	10.36	10.28	9.41
Tier 1 risk-based capital ratio (period end)(9)	11.50	12.28	12.02	12.11	11.55
Total risk-based capital ratio (period end)(9)	13.56	14.57	14.50	14.77	14.46
Other data
Full-time equivalent employees (average)	11,873	11,964	11,494	11,398	11,038
Domestic banking offices (period end)	729	711	705	668	620

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items for additional discussion regarding these key factors.
(2)	On an FTE basis assuming a 35% tax rate.
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
(5)

Tangible common equity (total common equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax and calculated assuming a 35% tax rate.

(6)

Tangible equity (total equity less goodwill and other intangible assets) divided by tangible assets (total assets less goodwill and other intangible assets). Other intangible assets are net of deferred tax and calculated assuming a 35% tax rate.

(7)

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

(8)

In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, Tier 1 capital, Tier 1 common equity, and risk-weighted assets have not been updated for the adoption of ASU 2014-01.

(9)

In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, regulatory capital data has not been updated for the adoption of ASU 2014-01.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 149 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 715 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and other information contained in this report.

Our discussion is divided into key segments:

•

Executive Overview – Provides a summary of our current financial performance and business overview, including our thoughts on the impact of the economy, legislative and regulatory initiatives, and recent industry developments. This section also provides our outlook regarding our expectations for the next several quarters.

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

•	Results for the Fourth Quarter - Provides a discussion of results for the 2014 fourth quarter compared with the 2013 fourth quarter.

•

Additional Disclosures - Provides comments on important matters including forward-looking statements, critical accounting policies and use of significant estimates, and recent accounting pronouncements and developments.

A reading of each section is important to understand fully the nature of our financial performance and prospects.

EXECUTIVE OVERVIEW

2014 Financial Performance Review

In 2014, we reported net income of $632.4 million, or $0.72 per common share, relatively unchanged from the prior year. This resulted in a 1.01% return on average assets and a 11.8% return on average tangible common equity. In addition, we grew our base of consumer and business customers as we increased 2014 average earning assets by $6.1 billion, or 12%, over the prior year. Our strategic business investments and OCR sales approach continued to generate positive results in 2014. (Also, see Significant Items Influencing Financial Performance Comparisons within the Discussion of Results of Operations.)

Fully-taxable equivalent net interest income was $1.9 billion in 2014, an increase of $132.7 million, or 8%, compared with 2013. This reflected the impact of 12% earning asset growth, partially offset by 13% interest-bearing liability growth and a 13 basis point decrease in the NIM to 3.23%. The earning asset growth reflected a $3.6 billion, or 9%, increase in average loans and leases and a $2.7 billion, or 29%, increase in average securities. The loan growth reflected an increase in average automobile loans, as the growth in originations remained strong. Also, average C&I loans increased which primarily reflected growth in trade finance in support of our middle market and corporate customers. The securities growth primarily reflected an increase in LCR level 1 qualified securities and direct purchase municipal instruments. This earnings asset growth was partially offset by a $4.7 billion, or 13%, increase in interest-bearing liabilities. The interest-bearing liability growth reflected a $3.2 billion, or 104%, increase in short- and long-term borrowings and a $2.2 billion, or 14%, increase in money market deposits, partially offset by a $1.2 billion, or 27%, decrease in average core certificates of deposit. Borrowings have been a cost effective method to fund our incremental securities growth and the change in deposit mix reflects our strategic focus on changing funding sources. The NIM contraction reflected a 19 basis point decrease related to the mix and yield of earning assets and 3 basis point reduction in the benefit to the margin from the impact of noninterest-bearing funds, partially offset by the 9 basis point reduction in funding costs.

Noninterest income was $979.2 million in 2014, a decrease of $33.0 million, or 3%, compared with 2013. Mortgage banking income was down due to a reduction in origination and secondary marketing revenue as originations decreased and gain-on-sale margins compressed, and a negative impact from net MSR hedging activity. In addition, other income declined primarily due to a decrease in LIHTC gains and lower fees associated with commercial loan activity and trust services primarily due to a reduction in fees. These declines were partially offset by an increase in securities gains as we adjusted the mix of our securities portfolio to prepare for the LCR requirements and an increase in electronic banking income due to higher card related income and underlying customer growth.

Noninterest expense was $1.9 billion in 2014, an increase of $124.3 million, or 7%, compared with 2013. This reflected an increase in personnel costs, other expense, professional services, outside data processing and other services, and equipment. The increase included $65.5 million of significant items related to franchise repositioning, merger and acquisition costs, and additions to the litigation reserves (This section should be read in conjunction with Table 8 – Noninterest Expense). Excluding the impact of the significant items, other noninterest expense increased due to state franchise taxes, protective advances, and litigation expense. Professional services increased due to outside consultant expenses related to strategic planning and legal services. Outside data processing and other services increased, primarily reflecting higher debit and credit card processing costs and increased other technology investment expense, as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

Credit quality continued to improve in 2014. NALs declined $21.8 million, or 7%, from 2013 to $300.2 million, or 0.63% of total loans and leases. NPAs declined $14.4 million, or 4%, compared to a year-ago to $337.7 million, or 0.71% of total loans and leases, OREO, and other NPAs. The decreases primarily reflected meaningful improvement in both CRE and residential mortgage NALs. The provision for credit losses decreased $9.1 million, or 10%, from 2013 due to the continued decline in NCOs and nonaccrual loans. NCOs decreased $64.0 million, or 34%, from the prior year to $124.6 million. NCOs were an annualized 0.27% of average loans and leases in the current year compared to 0.45% in 2013. The ACL as a percentage of total loans and leases decreased to 1.40% from 1.65% a year ago, while the ACL as a percentage of period-end total NALs increased slightly to 222% from 221%. However, criticized and classified loans did increase $95.1 million, or 7%, from prior year.

The tangible common equity to tangible assets ratio at December 31, 2014, was 8.17%, down 65 basis points from a year ago. Our Tier 1 common risk-based capital ratio at year end was 10.23%, down from 10.90% at the end of 2013. The regulatory Tier 1 risk-based capital ratio at December 31, 2014, was 11.50%, down from 12.28% at December 31, 2013. The decreases in the capital ratios were due to balance sheet growth and share repurchases that were partially offset by increased retained earnings and the stock issued in the Camco Financial acquisition. Specifically, all capital ratios were impacted by the repurchase of 35.7 million common shares over the last four quarters, 3.6 million of which were repurchased during the 2014 fourth quarter. This decrease was offset partially by the increase in retained earnings, as well as the issuance of 8.7 million common shares in the Camco acquisition. Huntington estimates the negative impact to Tier 1 common risk-based capital from the 2015 first quarter implementation of the Federal Reserve’s revised Basel III capital rules will be approximately 40 basis points on a fully phased-in basis.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and reduce volatility, and (5) maintain strong capital and liquidity positions.

Huntington enjoys a unique and advantaged position in the industry and our future is bright. We are focused on executing our strategic plan, and we are very pleased with the results we are achieving. For the past several years we have invested in the company at a time when most of the industry has been pulling back. We have expanded and optimized our retail distribution, both physical and digital. We have invested in small business and commercial specialty lending verticals. We have added new products, such as our consumer and commercial credit cards and our new business and consumer checking accounts. These represent just a handful of the investments we have made. Our 2014 earnings reflected results from these investments. Yet significant opportunity remains as none of these investments are mature. We have a strong outlook for the future.

Economy

We remain optimistic on the economy in our footprint as fundamentals look positive. Home prices are improving, and the recent reduction in interest rates provides another refinance window. Automobile sales were very strong in 2014 and appear poised for another great, if not even better, year in 2015. The state governments in our footprint are operating with surpluses, and most of the municipalities are on solid footing. We have good momentum on the consumer side. Our loan pipeline remains stable, and customer activity among our core small and middle market business customer base continues to trend favorably.

Legislative and Regulatory

A comprehensive discussion of legislative and regulatory matters affecting us can be found in the Regulatory Matters section included in Item 1 of this Form 10-K.

2015 Expectations

As we move into 2015, customer activity is strong, pipelines are stable, and our balance sheet is well positioned. We built our plan with an assumption of no change in interest rates and with the flexibility to quickly adjust to the evolving operating environment. We remain committed to investing in the business, disciplined expense control, and delivering full-year positive operating leverage.

Excluding Significant Items and net MSR hedging activity, we expect to deliver positive operating leverage in 2015 with revenue growth exceeding noninterest expense growth of 2-4%.

Overall, asset quality metrics are expected to remain near current levels, although moderate quarterly volatility also is expected, given the absolute low level of problem assets and credit costs. We anticipate NCOs will remain within or below our long-term normalized range of 35 to 55 basis points.

The effective tax rate for 2015 is expected to be in the range of 25% to 28%.

Table 2—Selected Annual Income Statements (1)

	Year Ended December 31,
		Change from 2013			Change from 2012
(dollar amounts in thousands, except per share amounts)	2014	Amount	Percent	2013	Amount	Percent	2012
Interest income	$1,976,462	$115,825	6%	$1,860,637	$(69,626)	(4)%	$1,930,263
Interest expense	139,321	(16,708)	(11)	156,029	(63,710)	(29)	219,739

Net interest income	1,837,141	132,533	8	1,704,608	(5,916)	—	1,710,524
Provision for credit losses	80,989	(9,056)	(10)	90,045	(57,343)	(39)	147,388

Net interest income after provision for credit losses	1,756,152	141,589	9	1,614,563	51,427	3	1,563,136

Service charges on deposit accounts	273,741	1,939	1	271,802	9,623	4	262,179
Trust services	115,972	(7,035)	(6)	123,007	1,110	1	121,897
Electronic banking	105,401	12,810	14	92,591	10,301	13	82,290
Mortgage banking income	84,887	(41,968)	(33)	126,855	(64,237)	(34)	191,092
Brokerage income	68,277	(1,347)	(2)	69,624	(3,060)	(4)	72,684
Insurance income	65,473	(3,791)	(5)	69,264	(2,055)	(3)	71,319
Bank owned life insurance income	57,048	629	1	56,419	377	1	56,042
Capital markets fees	43,731	(1,489)	(3)	45,220	(2,126)	(4)	48,160
Gain on sale of loans	21,091	2,920	16	18,171	(40,011)	(69)	58,182
Securities gains (losses)	17,554	17,136	4,100	418	(4,351)	(91)	4,769
Other income	126,004	(12,821)	(9)	138,825	304	—	137,707

Total noninterest income	979,179	(33,017)	(3)	1,012,196	(94,125)	(9)	1,106,321

Personnel costs	1,048,775	47,138	5	1,001,637	13,444	1	988,193
Outside data processing and other services	212,586	13,039	7	199,547	9,292	5	190,255
Net occupancy	128,076	2,732	2	125,344	14,184	13	111,160
Equipment	119,663	12,870	12	106,793	3,846	4	102,947
Professional services	59,555	18,968	47	40,587	(25,171)	(38)	65,758
Marketing	50,560	(625)	(1)	51,185	(13,078)	(20)	64,263
Deposit and other insurance expense	49,044	(1,117)	(2)	50,161	(18,169)	(27)	68,330
Amortization of intangibles	39,277	(2,087)	(5)	41,364	(5,185)	(11)	46,549
Gain on early extinguishment of debt	—	—	—	—	798	(100)	(798)
Other expense	174,810	33,425	24	141,385	(57,834)	(29)	199,219

Total noninterest expense	1,882,346	124,343	7	1,758,003	(77,873)	(4)	1,835,876

Income before income taxes	852,985	(15,771)	(2)	868,756	35,175	4	833,581
Provision for income taxes	220,593	(6,881)	(3)	227,474	25,183	12	202,291

Net income	$632,392	$(8,890)	(1)%	$641,282	$9,992	2%	$631,290

Dividends on preferred shares	31,854	(15)	—	31,869	(120)	—	31,989

Net income applicable to common shares	$600,538	$(8,875)	(1)%	$609,413	$10,112	2%	$599,301

Average common shares—basic	819,917	(14,288)	(2)%	834,205	(23,757)	(3)%	857,962
Average common shares—diluted	833,081	(10,893)	(1)	843,974	(19,428)	(2)	863,402
Per common share:
Net income—basic	$0.73	$—	—%	$0.73	$0.03	4%	$0.70
Net income—diluted	0.72	—	—	0.72	0.03	4	0.69
Cash dividends declared	0.21	0.02	11	0.19	0.03	19	0.16
Revenue—FTE
Net interest income	$1,837,141	$132,533	8%	$1,704,608	$(5,916)	—%	$1,710,524
FTE adjustment	27,550	210	1	27,340	6,934	34	20,406

Net interest income(2)	1,864,691	132,743	8	1,731,948	1,018	—	1,730,930
Noninterest income	979,179	(33,017)	(3)	1,012,196	(94,125)	(9)	1,106,321

Total revenue(2)	$2,843,870	$99,726	4%	$2,744,144	$(93,107)	(3)%	$2,837,251

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to “Significant Items”.
(2)	On a fully-taxable equivalent (FTE) basis assuming a 35% tax rate.

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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons among the three years ended December 31, 2014, 2013, and 2012 were impacted by a number of Significant Items summarized below.

1.	Franchise Repositioning Related Expense. Significant events relating to franchise repositioning related expense, and the impacts of those events on our reported results, were as follows:

•

During 2014, $28.0 million of franchise repositioning related expense was recorded for the consolidation of 26 branches and organizational actions. This resulted in a negative impact of $0.02 per common share in 2014.

•	During 2013, $23.5 million of franchise repositioning related expense was recorded. This resulted in a negative impact of $0.02 per common share in 2013.

2.	Litigation Reserve. $20.9 million and $23.5 million of net additions to litigation reserves were recorded as other noninterest expense in 2014 and 2012, respectively. This resulted in a negative impact of $0.02 per common share in 2014 and 2012.

3.	Mergers and Acquisitions. During 2014, $15.8 million of net noninterest expense was recorded related to the acquisition of 24 Bank of America branches and Camco Financial. This resulted in a negative impact of $0.01 per common share in 2014.

4.	Pension Curtailment Gain. During 2013, a $33.9 million pension curtailment gain was recorded in personnel costs. This resulted in a positive impact of $0.03 per common share in 2013.

5.	State deferred tax asset valuation allowance adjustment. During 2012, a valuation allowance of $21.3 million (net of tax) was released for the portion of the deferred tax asset and state net operating loss carryforwards expected to be realized. This resulted in a positive impact of $0.02 per common share in 2012. Additional information can be found in the Provision for Income Taxes section within this MD&A.

6.	Bargain Purchase Gain. During 2012, an $11.2 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition was recorded in noninterest income. This resulted in a positive impact of $0.01 per common share in 2012.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 3—Significant Items Influencing Earnings Performance Comparison

	2014		2013		2012
(dollar amounts in thousands, except per share amounts)	After-tax	EPS	After-tax	EPS	After-tax	EPS
Net income—GAAP	$632,392		$641,282		$631,290
Earnings per share, after-tax		$0.72		$0.72		$0.69

Significant items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Franchise repositioning related expense	$(27,976)	$(0.02)	$(23,461)	$(0.02)	$—	$—
Net additions to litigation reserve	(20,909)	(0.02)	—	—	(23,500)	(0.02)
Mergers and acquisitions, net	(15,818)	(0.01)	—	—	—	—
Pension curtailment gain	—	—	33,926	0.03	—	—
State deferred tax asset valuation allowance adjustment(3)	—	—	—	—	21,251	0.02
Bargain purchase gain	—	—	—	—	11,217	0.01

(1)Pretax unless otherwise noted.

(2)Based upon the annual average outstanding diluted common shares.

(3)After-tax.

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

The following table shows changes in fully-taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities:

Table 4—Change in Net Interest Income Due to Changes in Average Volume and Interest Rates(1)

	2014			2013
	Increase (Decrease) From Previous Year Due To			Increase (Decrease) From Previous Year Due To
Fully-taxable equivalent basis(2) (dollar amounts in millions)	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
Loans and leases	$136.7	$(94.5)	$42.2	$66.1	$(108.7)	$(42.6)
Investment securities	69.7	10.2	79.9	(3.7)	2.0	(1.7)
Other earning assets	(6.3)	0.2	(6.1)	(16.8)	(1.7)	(18.5)

Total interest income from earning assets	200.1	(84.1)	116.0	45.6	(108.4)	(62.8)

Deposits	5.2	(35.0)	(29.8)	1.0	(46.9)	(45.9)
Short-term borrowings	1.5	—	1.5	(0.3)	(0.7)	(1.0)
Long-term debt	30.1	(18.5)	11.6	(7.9)	(9.0)	(16.9)

Total interest expense of interest-bearing liabilities	36.8	(53.5)	(16.7)	(7.2)	(56.6)	(63.8)

Net interest income	$163.3	$(30.6)	$132.7	$52.8	$(51.8)	$1.0

(1)	The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Calculated assuming a 35% tax rate.

Table 5—Consolidated Average Balance Sheet and Net Interest Margin Analysis

	Average Balances
Fully-taxable equivalent basis (1)		Change from 2013			Change from 2012
(dollar amounts in millions)	2014	Amount	Percent	2013	Amount	Percent	2012
Assets
Interest-bearing deposits in banks	$85	$15	21%	$70	$(25)	(26)%	$95
Loans held for sale	323	(198)	(38)	521	(566)	(52)	1,087
Available-for-sale and other securities:
Taxable	6,785	402	6	6,383	(1,515)	(19)	7,898
Tax-exempt	1,429	866	154	563	136	32	427

Total available-for-sale and other securities	8,214	1,268	18	6,946	(1,379)	(17)	8,325
Trading account securities	46	(34)	(43)	80	13	19	67
Held-to-maturity securities—taxable	3,612	1,457	68	2,155	1,230	133	925

Total securities	11,872	2,691	29	9,181	(136)	(1)	9,317

Loans and leases: (2)
Commercial:
Commercial and industrial	18,342	1,168	7	17,174	1,230	8	15,944
Commercial real estate:
Construction	728	148	26	580	(2)	—	582
Commercial	4,271	(178)	(4)	4,449	(749)	(14)	5,198

Commercial real estate	4,999	(30)	(1)	5,029	(751)	(13)	5,780

Total commercial	23,341	1,138	5	22,203	479	2	21,724

Consumer:
Automobile loans and leases	7,670	1,991	35	5,679	1,153	25	4,526
Home equity	8,395	85	1	8,310	(5)	—	8,315
Residential mortgage	5,623	425	8	5,198	8	—	5,190
Other consumer	396	(40)	(9)	436	(19)	(4)	455

Total consumer	22,084	2,461	13	19,623	1,137	6	18,486

Total loans and leases	45,425	3,599	9	41,826	1,616	4	40,210
Allowance for loan and lease losses	(638)	87	(12)	(725)	151	(17)	(876)

Net loans and leases	44,787	3,686	9	41,101	1,767	4	39,334

Total earning assets	57,705	6,107	12	51,598	889	2	50,709

Cash and due from banks	898	(10)	(1)	908	(182)	(17)	1,090
Intangible assets	578	21	4	557	(43)	(7)	600
All other assets	3,956	(5)	—	3,961	(190)	(5)	4,151

Total assets	$62,499	$6,200	11%	$56,299	$625	1%	$55,674

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$13,988	$1,117	9%	$12,871	$671	6%	$12,200
Demand deposits—interest-bearing	5,896	41	1	5,855	44	1	5,811

Total demand deposits	19,884	1,158	6	18,726	715	4	18,011
Money market deposits	17,917	2,242	14	15,675	1,774	13	13,901
Savings and other domestic deposits	5,031	2	—	5,029	96	2	4,933
Core certificates of deposit	3,315	(1,234)	(27)	4,549	(1,672)	(27)	6,221

Total core deposits	46,147	2,168	5	43,979	913	2	43,066
Other domestic time deposits of $250,000 or more	242	(64)	(21)	306	(20)	(6)	326
Brokered time deposits and negotiable CDs	2,139	533	33	1,606	16	1	1,590
Deposits in foreign offices	375	29	8	346	(26)	(7)	372

Total deposits	48,903	2,666	6	46,237	883	2	45,354
Short-term borrowings	2,761	1,358	97	1,403	(194)	(12)	1,597
Long-term debt	3,495	1,825	109	1,670	(317)	(16)	1,987

Total interest-bearing liabilities	41,171	4,732	13	36,439	(299)	(1)	36,738

All other liabilities	1,070	(4)	—	1,074	9	1	1,065
Shareholders’ equity	6,270	355	6	5,915	244	4	5,671

Total liabilities and shareholders’ equity	$62,499	$6,200	11%	$56,299	$625	1%	$55,674

Continued

Table 6—Consolidated Average Balance Sheet and Net Interest Margin Analysis (Continued)

Fully-taxable equivalent basis (1)	Interest Income / Expense			Average Rate (2)
(dollar amounts in thousands)	2014	2013	2012	2014	2013	2012
Assets
Interest-bearing deposits in banks	$103	$102	$202	0.12%	0.15%	0.21%
Loans held for sale	12,728	18,905	36,769	3.94	3.63	3.38
Securities:
Available-for-sale and other securities:
Taxable	171,080	148,557	184,340	2.52	2.33	2.33
Tax-exempt	44,562	25,663	17,659	3.12	4.56	4.14

Total available-for-sale and other securities	215,642	174,220	201,999	2.63	2.51	2.43
Trading account securities	421	355	853	0.92	0.44	1.27
Held-to-maturity securities—taxable	88,724	50,214	24,088	2.46	2.33	2.60

Total securities	304,787	224,789	226,940	2.57	2.45	2.43

Loans and leases: (2)
Commercial:
Commercial and industrial	643,484	643,731	639,458	3.51	3.75	4.01
Commercial real estate:
Construction	31,414	23,440	22,886	4.31	4.04	3.93
Commercial	163,192	182,622	208,552	3.82	4.11	4.01

Commercial real estate	194,606	206,062	231,438	3.89	4.10	4.00

Total commercial	838,090	849,793	870,896	3.59	3.83	4.01

Consumer:
Automobile loans and leases	262,931	221,469	214,053	3.43	3.90	4.73
Home equity	343,281	345,379	355,869	4.09	4.16	4.28
Residential mortgage	213,268	199,601	212,661	3.79	3.84	4.10
Other consumer	28,824	27,939	33,279	7.30	6.41	7.31

Total consumer	848,304	794,388	815,862	3.84	4.05	4.41

Total loans and leases	1,686,394	1,644,181	1,686,758	3.71	3.93	4.19

Total earning assets	$2,004,012	$1,887,977	$1,950,669	3.47%	3.66%	3.85%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits—noninterest-bearing	$—	$—	$—	—%	—%	—%
Demand deposits—interest-bearing	2,272	2,525	3,579	0.04	0.04	0.06

Total demand deposits	2,272	2,525	3,579	0.01	0.01	0.02
Money market deposits	42,156	38,830	40,164	0.24	0.25	0.29
Savings and other domestic deposits	8,779	13,292	18,928	0.17	0.26	0.38
Core certificates of deposit	26,998	50,544	84,983	0.81	1.11	1.37

Total core deposits	80,205	105,191	147,654	0.25	0.34	0.48
Other domestic time deposits of $250,000 or more	1,036	1,442	2,140	0.43	0.47	0.66
Brokered time deposits and negotiable CDs	4,728	9,100	11,694	0.22	0.57	0.74
Deposits in foreign offices	483	508	679	0.13	0.15	0.18

Total deposits	86,452	116,241	162,167	0.25	0.35	0.49
Short-term borrowings	2,940	1,475	2,391	0.11	0.11	0.15
Long-term debt	49,929	38,313	55,181	1.43	2.29	2.78

Total interest-bearing liabilities	139,321	156,029	219,739	0.34	0.43	0.60

Net interest income	$1,864,691	$1,731,948	$1,730,930

Net interest rate spread				3.13	3.23	3.25
Impact of noninterest-bearing funds on margin				0.10	0.13	0.16

Net interest margin				3.23%	3.36%	3.41%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	For purposes of this analysis, nonaccrual loans are reflected in the average balances of loans.

2014 vs. 2013

Fully-taxable equivalent net interest income for 2014 increased $132.7 million, or 8%, from 2013. This reflected the impact of 12% earning asset growth, partially offset by 13% interest-bearing liability growth and a 13 basis point decrease in the NIM to 3.23%.

Average earning assets increased $6.1 billion, or 12%, from the prior year, driven by:

•	$2.7 billion, or 29%, increase in average securities, reflecting an increase of Liquidity Coverage Ratio (LCR) Level 1 qualified securities and direct purchase municipal instruments.

•	$2.0 billion, or 35%, increase in average Automobile loans, as originations remained strong.

•	$1.2 billion, or 7%, increase in average C&I loans and leases, primarily reflecting growth in trade finance in support of our middle market and corporate customers.

•	$0.4 billion, or 8%, increase in average Residential mortgage loans as a result of the Camco Financial acquisition and a decrease in the rate of payoffs due to lower levels of refinancing.

Average noninterest bearing deposits increased $1.1 billion, or 9%, while average interest-bearing liabilities increased $4.7 billion, or 13%, from 2013, primarily reflecting:

•	$3.2 billion, or 104%, increase in short- and long-term borrowings, which are a cost effective method of funding incremental securities growth.

•	$2.2 billion, or 14%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$0.5 billion, or 33%, increase in brokered deposits and negotiated CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.

Partially offset by:

•	$1.2 billion, or 27%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower-cost money market deposits.

The primary items impacting the decrease in the NIM were:

•	19 basis point negative impact from the mix and yield on earning assets, primarily reflecting lower rates on loans, and the impact of an increased total securities balance.

•	3 basis point decrease in the benefit to the margin of non-interest bearing funds, reflecting lower interest rates on total interest bearing liabilities from the prior year.

Partially offset by:

•

9 basis point positive impact from the mix and yield of total interest-bearing liabilities, reflecting the strategic focus on changing the funding sources from higher rate time deposits to no-cost demand deposits and low-cost money market deposits.

2013 vs. 2012

Fully-taxable equivalent net interest income for 2013 increased $1.0 million, or less than 1%, from 2012. This reflected the impact of 4% loan growth, a 5 basis point decrease in the NIM to 3.36%, as well as a 7% reduction in other earning assets, the majority of which were loans held for sale. The primary items impacting the decrease in the NIM were:

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

•

$1.2 billion, or 25%, increase in average on balance sheet automobile loans, as the growth in originations remained strong and our investments in the Northeast and upper Midwest continued to grow as planned.

Partially offset by:

•

$0.8 billion, or 13%, decrease in average CRE loans, as acceptable returns for new originations were balanced against internal concentration limits and increased competition for projects sponsored by high quality developers.

•	$0.6 billion, or 52%, decrease in loans held-for-sale reflecting the impact of automobile loan securitizations completed in 2012.

While there was minimal impact on the full-year average balance sheet, $1.9 billion of net investment securities were purchased during the 2013 fourth quarter. Our investment securities portfolio is evaluated under established asset/liability management objectives. Additionally, $0.6 billion of direct purchase municipal instruments were reclassified on December 31, 2013, from C&I loans to available-for-sale securities.

Average noninterest-bearing deposits increased $0.7 billion, or 6%, while average interest-bearing liabilities decreased $0.3 billion, or 1%, from 2012, primarily reflecting:

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

The provision for credit losses in 2014 was $81.0 million, down $9.1 million, or 10%, from 2013, reflecting a $64.0 million, or 34%, decrease in NCOs. The provision for credit losses in 2014 was $43.6 million less than total NCOs.

The provision for credit losses in 2013 was $90.0 million, down $57.3 million, or 39%, from 2012, reflecting a $153.8 million, or 45%, decrease in NCOs. The provision for credit losses in 2013 was $98.6 million less than total NCOs.

Noninterest Income

(This section should be read in conjunction with Significant Item 6.)

The following table reflects noninterest income for the past three years:

Table 7—Noninterest Income

	Twelve Months Ended December 31,
		Change from 2013			Change from 2012
(dollar amounts in thousands)	2014	Amount	Percent	2013	Amount	Percent	2012
Service charges on deposit accounts	$273,741	$1,939	1%	$271,802	$9,623	4%	$262,179
Trust services	115,972	(7,035)	(6)	123,007	1,110	1	121,897
Electronic banking	105,401	12,810	14	92,591	10,301	13	82,290
Mortgage banking income	84,887	(41,968)	(33)	126,855	(64,237)	(34)	191,092
Brokerage income	68,277	(1,347)	(2)	69,624	(3,060)	(4)	72,684
Insurance income	65,473	(3,791)	(5)	69,264	(2,055)	(3)	71,319
Bank owned life insurance income	57,048	629	1	56,419	377	1	56,042
Capital markets fees	43,731	(1,489)	(3)	45,220	(2,940)	(6)	48,160
Gain on sale of loans	21,091	2,920	16	18,171	(40,011)	(69)	58,182
Securities gains (losses)	17,554	17,136	4,100	418	(4,351)	(91)	4,769
Other income	126,004	(12,821)	(9)	138,825	1,118	1	137,707

Total noninterest income	$979,179	$(33,017)	(3)%	$1,012,196	$(94,125)	(9)%	$1,106,321

2014 vs. 2013

Noninterest income decreased $33.0 million, or 3%, from the prior year, primarily reflecting:

•

$42.0 million, or 33%, decrease in mortgage banking income primarily driven by a $27.7 million, or 33%, reduction in origination and secondary marketing revenue as originations decreased and gain-on-sale margins compressed, and a $14.2 million negative impact from net MSR hedging activity.

•	$12.8 million, or 9%, decrease in other income primarily due to a decrease in LIHTC gains and lower fees associated with commercial loan activity.

•	$7.0 million, or 6%, decrease in trust services primarily due to a reduction in fees.

Partially offset by:

•	$17.1 million increase in securities gains as we adjusted the mix of our securities portfolio to prepare for the LCR requirements.

•	$12.8 million, or 14%, increase in electronic banking income due to higher card related income and underlying customer growth.

2013 vs. 2012

Noninterest income decreased $94.1 million, or 9%, from the prior year, primarily reflecting:

•	$64.2 million, or 34%, decrease in mortgage banking income primarily driven by 9% reduction in volume, lower gain on sale margin, and a higher percentage of originations held on the balance sheet.

•	$40.0 million, or 69%, decrease in gain on sale of loans as no auto loan securitizations occurred in 2013 compared to $2.3 billion of auto loan securitizations in 2012.

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

•

$1.1 million, or 1%, increase in other income. In accordance with ASC 323-740, the low income housing tax credit investment amortization expense is now presented as a component of provision for income taxes. Previously, the amortization expense was included in other income. This change resulted in higher other income. In addition, there was an increase in fees associated with commercial loan activity. These increases were partially offset by an $11.2 million bargain purchase gain associated with the FDIC-assisted Fidelity Bank acquisition in the prior year.

Noninterest Expense

(This section should be read in conjunction with Significant Items 1, 2, 3 and 4.)

The following table reflects noninterest expense for the past three years:

Table 8—Noninterest Expense

	Twelve Months Ended December 31,
		Change from 2013			Change from 2012
(dollar amounts in thousands)	2014	Amount	Percent	2013	Amount	Percent	2012
Personnel costs	$1,048,775	$47,138	5%	$1,001,637	$13,444	1%	$988,193
Outside data processing and other services	212,586	13,039	7	199,547	9,292	5	190,255
Net occupancy	128,076	2,732	2	125,344	14,184	13	111,160
Equipment	119,663	12,870	12	106,793	3,846	4	102,947
Professional services	59,555	18,968	47	40,587	(25,171)	(38)	65,758
Marketing	50,560	(625)	(1)	51,185	(13,078)	(20)	64,263
Deposit and other insurance expense	49,044	(1,117)	(2)	50,161	(18,169)	(27)	68,330
Amortization of intangibles	39,277	(2,087)	(5)	41,364	(5,185)	(11)	46,549
Gain on early extinguishment of debt	—	—	—	—	798	(100)	(798)
Other expense	174,810	33,425	24	141,385	(57,834)	(29)	199,219

Total noninterest expense	$1,882,346	$124,343	7%	$1,758,003	$(77,873)	(4)%	$1,835,876

Number of employees (average full-time equivalent)	11,873	(91)	(1)%	11,964	470	4%	11,494
Impacts of Significant Items:

	Twelve Months Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Personnel costs	$19,850	$(27,249)	$—
Outside data processing and other services	5,507	1,350	—
Net occupancy	11,153	12,117	—
Equipment	2,248	2,364	—
Professional services	2,228	—	—
Marketing	1,357	—	—
Other expense	23,140	953	23,500

Total noninterest expense adjustments	$65,483	$(10,465)	$23,500

Adjusted Noninterest Expense (Non-GAAP):

	Twelve Months Ended December 31,			Change from 2013		Change from 2012
(dollar amounts in thousands)	2014	2013	2012	Amount	Percent	Amount	Percent
Personnel costs	$1,028,925	$1,028,886	$988,193	$39	—%	$40,693	4%
Outside data processing and other services	207,079	198,197	190,255	8,882	4	7,942	4
Net occupancy	116,923	113,227	111,160	3,696	3	2,067	2
Equipment	117,415	104,429	102,947	12,986	12	1,482	1
Professional services	57,327	40,587	65,758	16,740	41	(25,171)	(38)
Marketing	49,203	51,185	64,263	(1,982)	(4)	(13,078)	(20)
Deposit and other insurance expense	49,044	50,161	68,330	(1,117)	(2)	(18,169)	(27)
Amortization of intangibles	39,277	41,364	46,549	(2,087)	(5)	(5,185)	(11)
Gain on early extinguishment of debt	—	—	(798)	—	—	798	(100)
Other expense	151,670	140,432	175,719	11,238	8	(35,287)	(20)

Total adjusted noninterest expense	$1,816,863	$1,768,468	$1,812,376	$48,395	3%	$(43,908)	(2)%

2014 vs. 2013

Noninterest expense increased $124.3 million, or 7%, from 2013:

•	$47.1 million, or 5%, increase in personnel costs. Excluding the impact of significant items, personnel costs were relatively unchanged.

•

$33.4 million, or 24%, increase in other noninterest expense. Excluding the impact of significant items, other noninterest expense increased $11.2 million, or 8%, due to an increase in state franchise taxes, protective advances, and litigation expense.

•

$19.0 million, or 47%, increase in professional services. Excluding the impact of significant items, professional services increased $16.7 million, or 41%, reflecting an increase in outside consultant expenses related to strategic planning and legal services.

•

$13.0 million, or 7%, increase in outside data processing and other services. Excluding the impact of significant items, outside data processing and other services increased $8.9 million, or 4%, primarily reflecting higher debit and credit card processing costs and increased other technology investment expense, as we continue to invest in technology supporting our products, services, and our Continuous Improvement initiatives.

•	$12.9 million, or 12%, increase in equipment. Excluding the impact of significant items, equipment increased $13.0 million, or 12%, primarily reflecting higher depreciation expense.

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

Provision for Income Taxes

(This section should be read in conjunction with Significant Item 5, and Note 15 of the Notes to Consolidated Financial Statements.)

2014 versus 2013

The provision for income taxes was $220.6 million for 2014 compared with a provision for income taxes of $227.5 million in 2013. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects. In 2014, a $26.9 million reduction in the 2014 provision for federal income taxes was recorded for the portion of federal deferred tax assets related to capital loss carryforwards that are more likely than not to be realized compared to a $93.3 million increase in 2013. In 2014, a $7.4 million reduction in the 2014 provision for state income taxes, net of federal, was recorded for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $6.0 million reduction in 2013. At December 31, 2014, we had a net federal deferred tax asset of $72.1 million and a net state deferred tax asset of $45.3 million. For regulatory capital purposes, there was no disallowed net deferred tax asset at December 31, 2014 and December 31, 2013.

We file income tax returns with the IRS and various state, city, and foreign jurisdictions. Federal income tax audits have been completed for tax years through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Certain proposed adjustments resulting from the IRS examination of our 2005 through 2009 tax returns have been settled with the IRS Appeals Office, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

2013 versus 2012

The provision for income taxes was $227.5 million for 2013 compared with a provision for income taxes of $202.3 million in 2012. Both years included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and the change in accounting for investments in qualified affordable housing projects. In 2013, a $93.3 million increase in the 2013 provision for federal income taxes was recorded for the portion of federal capital loss carryforward deferred tax asset that are more likely than not to be realized compared to $3.0 million in 2012. In 2013, a $6.0 million reduction in the 2013 provision for state income taxes, net of federal, was recorded for the portion of state deferred tax assets and state net operating loss carryforwards that are more likely than not to be realized, compared to a $21.3 million reduction in 2012.

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

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. We also have credit risk associated with our AFS and HTM securities portfolios (see Note 4 and Note 5 of the Notes to Consolidated Financial Statements). We engage with other financial counterparties for a variety of purposes including investing, asset and liability management, mortgage banking, and trading activities. While there is credit risk associated with derivative activity, we believe this exposure is minimal.

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

The checks and balances in the credit process and the separation of the credit administration and risk management functions are designed to appropriately assess and sanction the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and to provide for effective problem asset management and resolution. For example, we do not extend additional credit to delinquent borrowers except in certain circumstances that substantially improve our overall repayment or collateral coverage position.

Our asset quality indicators reflected continued overall improvement of our credit quality performance in 2014.

Loan and Lease Credit Exposure Mix

At December 31, 2014, our loans and leases totaled $47.7 billion, representing a $4.6 billion, or 11%, increase compared to $43.1 billion at December 31, 2013. The majority of the portfolio growth occurred in the Automobile and C&I portfolios. Huntington remained committed to a high quality origination strategy. The CRE portfolio remained relatively consistent, as a result of continued runoff offset by new production within the requirements associated with achieving an acceptable return, our internal concentration limits and increased competition for projects sponsored by high quality developers.

Total commercial loans and leases were $24.2 billion at December 31, 2014, and represented 51% of our total loan and lease credit exposure. Our commercial loan portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion):

C&I – C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc) and/or lending disciplines (Equipment Finance, ABL, etc), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value added expertise to these specialty clients.

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

Total consumer loans and leases were $23.4 billion at December 31, 2014, and represented 49% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The increase from December 31, 2013 primarily relates to strong consumer demand for automobile originations and adjustable rate residential mortgages (ARMs).

Automobile – Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 19% of the total exposure, with no individual state representing more than 6%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

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

The table below provides the composition of our total loan and lease portfolio:

Table 9—Loan and Lease Portfolio Composition

	At December 31,
(dollar amounts in millions)	2014		2013		2012		2011		2010
Commercial:(1)
Commercial and industrial	$19,033	40%	$17,594	41%	$16,971	42%	$14,699	38%	$13,063	34%
Commercial real estate:
Construction	875	2	557	1	648	2	580	1	650	2
Commercial	4,322	9	4,293	10	4,751	12	5,246	13	6,001	16

Total commercial real estate	5,197	11	4,850	11	5,399	14	5,826	14	6,651	18

Total commercial	24,230	51	22,444	52	22,370	56	20,525	52	19,714	52

Consumer:
Automobile(2)	8,690	18	6,639	15	4,634	11	4,458	11	5,614	15
Home equity	8,491	18	8,336	19	8,335	20	8,215	21	7,713	20
Residential mortgage	5,831	12	5,321	12	4,970	12	5,228	13	4,500	12
Other consumer	414	1	380	2	419	1	498	3	566	1

Total consumer	23,426	49	20,676	48	18,358	44	18,399	48	18,393	48

Total loans and leases	$47,656	100%	$43,120	100%	$40,728	100%	$38,924	100%	$38,107	100%

(1)	As defined by regulatory guidance, there were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.
(2)	2011 included a decrease of $1.3 billion resulting from the transfer of automobile loans to loans held for a sale reflecting an automobile securitization transaction completed in 2012. 2010 included an increase of $0.5 billion resulting from the adoption of a new accounting standard to consolidate a previously off-balance sheet automobile loan securitization transaction.

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

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition are consistent with the portfolio growth metrics, with increases noted in the residential and vehicle categories. The increase in the unsecured exposure is centered in high quality commercial credit customers.

Table 10—Loan and Lease Portfolio by Collateral Type

	At December 31,
(dollar amounts in millions)	2014		2013		2012		2011		2010
Secured loans:
Real estate—commercial	$8,631	18%	$8,622	20%	$9,128	22%	$9,557	25%	$10,389	27%
Real estate—consumer	14,322	30	13,657	32	13,305	33	13,444	35	12,214	32
Vehicles	10,932	23	8,989	21	6,659	16	6,021	15	7,134	19
Receivables/Inventory	5,968	13	5,534	13	5,178	13	4,450	11	3,763	10
Machinery/Equipment	3,863	8	2,738	6	2,749	7	1,994	5	1,766	5
Securities/Deposits	964	2	786	2	826	2	800	2	734	2
Other	919	2	1,016	2	1,090	3	1,018	3	990	2

Total secured loans and leases	45,599	96	41,342	96	38,935	96	37,284	96	36,990	97
Unsecured loans and leases	2,057	4	1,778	4	1,793	4	1,640	4	1,117	3

Total loans and leases	$47,656	100%	$43,120	100%	$40,728	100%	$38,924	100%	$38,107	100%

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

In addition to the initial credit analysis conducted during the approval process, our Credit Review group performs testing to provide an independent review and assessment of the quality and risk of new loan originations. This group is part of our Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of credit processes.

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

C&I PORTFOLIO

The C&I portfolio is comprised of loans to businesses where the source of repayment is associated with the on-going operations of the business. Generally, the loans are secured by the borrower’s assets, such as equipment, accounts receivable, and/or inventory. In many cases, the loans are secured by real estate, although the operation, sale, or refinancing of the real estate is not a primary source of repayment for the loan. For loans secured by real estate, appropriate appraisals are obtained at origination and updated on an as needed basis in compliance with regulatory requirements.

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

The C&I portfolio continues to have strong origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio remains strong as we maintain a focus on high quality originations. Problem loans have trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions.

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

Dedicated real estate professionals originate and manage the majority of the portfolio, with the remainder obtained from prior bank acquisitions. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.

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

Table 11—Selected Home Equity and Residential Mortgage Portfolio Data

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	December 31,
(dollar amounts in millions)	2014	2013	2014	2013	2014	2013
Ending balance	$5,129	$4,842	$3,362	$3,494	$5,831	$5,321
Portfolio weighted average LTV ratio(1)	71%	71%	81%	81%	74%	74%
Portfolio weighted average FICO score(2)	759	758	752	741	752	743

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Originations	$1,566	$1,745	$872	$529	$1,192	$1,625
Origination weighted average LTV ratio(1)	74%	69%	83%	81%	83%	79%
Origination weighted average FICO score(2)	775	771	765	756	752	757

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

Given the low interest rate environment over the past several years, many borrowers have utilized the line-of-credit home equity product as the primary source of financing their home versus residential mortgages. The proportion of the home equity portfolio secured by a first-lien has increased significantly over the past three years, positively impacting the portfolio’s risk profile. At December 31, 2014, $5.1 billion or 60% of our total home equity portfolio was secured by first-lien mortgages compared to 58% in the prior year. The first-lien position, combined with continued high average FICO scores and high LTV, significantly reduces the credit risk associated with these loans.

Within the home equity portfolio, the standard product is a 10-year interest-only draw period with a 20-year fully amortizing term at the end of the draw period. Prior to 2007, the standard product was a 10-year draw period with a balloon payment. In either case, after the 10-year draw period, the borrower must reapply, subject to full underwriting guidelines, to continue with the interest only revolving structure or begin repaying the debt in a term structure.

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

The table below summarizes our home equity line-of-credit portfolio by the actual maturity date as described above.

Table 12—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	December 31, 2014
(dollar amounts in millions)	1 Year or Less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$32	$3	$1	$2	$2,859	$2,897
Secured by junior-lien	197	120	104	17	2,532	2,970

Total home equity line-of-credit	$229	$123	$105	$19	$5,391	$5,867

December 31, 2013
Total home equity line-of-credit	$281	$245	$130	$112	$4,684	$5,452

The reduction in maturities presented in over 1-year categories is a result of our change to a product with a 20-year amortization period after 10-year draw period structure. Loans with a balloon payment structure risk is essentially eliminated after 2015.

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

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HAMP and HARP, which positively affected the availability of credit for the industry. During the year ended December 31, 2014, we closed $248.0 million in HARP residential mortgages and $1.8 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in 2014 reflected continued overall improvement. NPAs declined 4% to $337.7 million, compared to December 31, 2013, as the CRE, automobile and residential portfolio segments showed declines. This was partially offset by increases in C&I, primarily due to two credit relationships, and home equity as a result of lower partial charge-offs due the housing market recovery from the lows in 2010-2011. NCOs decreased 34% compared to the prior year, as a result of declines in the CRE, home equity and residential portfolios. Total criticized loans continued to decline, across both the commercial and consumer segments on a percentage basis. As a result of the continued credit quality improvement, the ACL to total loans ratio declined by 25 basis points to 1.40%.

NPAs, NALs, AND TDRs

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

NPAs and NALs

NPAs consist of (1) NALs, which represent loans and leases no longer accruing interest, (2) OREO properties, and (3) other NPAs. Any loan in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. Also, when a borrower with discharged non-reaffirmed debt in a Chapter 7 bankruptcy is identified and the loan is determined to be collateral dependent, the loan is placed on nonaccrual status.

C&I and CRE loans (except for purchased credit impaired loans) are placed on nonaccrual status at 90-days past due, or earlier if repayment of principal and interest is in doubt. Of the $120.5 million of CRE and C&I-related NALs at December 31, 2014, $65.7 million, or 54%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

The table reflects period-end NALs and NPAs detail for each of the last five years:

Table 13—Nonaccrual Loans and Leases and Nonperforming Assets

	At December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans and leases:
Commercial and industrial	$71,974	$56,615	$90,705	$201,846	$346,720
Commercial real estate	48,523	73,417	127,128	229,889	363,692
Automobile	4,623	6,303	7,823	—	—
Residential mortgages	96,564	119,532	122,452	68,658	45,010
Home equity	78,560	66,189	59,525	40,687	22,526

Total nonaccrual loans and leases	300,244	322,056	407,633	541,080	777,948
Other real estate owned, net
Residential	29,291	23,447	21,378	20,330	31,649
Commercial	5,748	4,217	6,719	18,094	35,155

Total other real estate, net	35,039	27,664	28,097	38,424	66,804

Other nonperforming assets(1)	2,440	2,440	10,045	10,772	—

Total nonperforming assets	$337,723	$352,160	$445,775	$590,276	$844,752

Nonaccrual loans as a % of total loans and leases	0.63%	0.75%	1.00%	1.39%	2.04%
Nonperforming assets ratio(2)	0.71	0.82	1.09	1.51	2.21

Allowance for loan and lease losses as % of:
Nonaccrual loans and leases	202%	201%	189%	178%	161%
Nonperforming assets	179	184	173	163	148

Allowance for credit losses as % of:
Nonaccrual loans and leases	222%	221%	199%	187%	166%
Nonperforming assets	197	202	182	172	153

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, net other real estate owned, and other nonperforming assets.

The $14.4 million, or 4%, decline in NPAs compared with December 31, 2013, primarily reflected:

•

$24.9 million, or 34%, decline in CRE NALs, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs partially resulting from successful workout strategies implemented by our SAD group.

•	$23.0 million, or 19%, decline in residential mortgage NALs, reflecting resolution of foreclosure processes and improved delinquency trends.

Partially offset by:

•	$15.4 million, or 27%, increase in C&I NALs, primarily due to two credit relationships.

•	$12.4 million or 19% increase in home equity NALs primarily due to increasing TDR NALs.

•	$7.4 million, or 27%, increase in net OREO properties primarily related to consumer OREO, reflecting the impact from the acquisition of Camco Financial.

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

The following table reflects period-end accruing loans and leases 90 days or more past due for each of the last five years:

Table 14—Accruing Past Due Loans and Leases

	At December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Accruing loans and leases past due 90 days or more
Commercial and industrial(1)	$4,937	$14,562	$26,648	$—	$—
Commercial real estate(1)	18,793	39,142	56,660	—	—
Automobile	5,703	5,055	4,418	6,265	7,721
Residential mortgage (excluding loans guaranteed by the U.S. government)(1)	33,040	2,469	2,718	45,198	53,983
Home equity	12,159	13,983	18,200	20,198	23,497
Other loans and leases	837	998	1,672	1,988	2,456

Total, excl. loans guaranteed by the U.S. government	75,469	76,209	110,316	73,649	87,657
Add: loans guaranteed by the U.S. government	55,012	87,985	90,816	96,703	98,288

Total accruing loans and leases past due 90 days or more, including loans guaranteed by the U.S. government	$130,481	$164,194	$201,132	$170,352	$185,945

Ratios:

Excluding loans guaranteed by the U.S. government, as a percent of total loans and leases	0.16%	0.18%	0.27%	0.19%	0.23%

Guaranteed by the U.S. government, as a percent of total loans and leases	0.12	0.20	0.22	0.25	0.26

Including loans guaranteed by the U.S. government, as a percent of total loans and leases	0.27	0.38	0.49	0.44	0.49

(1)

Amounts represent accruing purchased impaired loans related to the FDIC-assisted Fidelity Bank and Camco Financial acquisition. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.

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

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five years:

Table 15—Accruing and Nonaccruing Troubled Debt Restructured Loans

	December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Troubled debt restructured loans—accruing:

Commercial and industrial	$116,331	$83,857	$76,586	$54,007	$70,136
Commercial real estate	177,156	204,668	208,901	249,968	152,496
Automobile	26,060	30,781	35,784	36,573	29,764
Home equity	252,084	188,266	110,581	52,224	37,257
Residential mortgage	265,084	305,059	290,011	309,678	328,411
Other consumer	4,018	1,041	2,544	6,108	9,565

Total troubled debt restructured loans—accruing	840,733	813,672	724,407	708,558	627,629
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	20,580	7,291	19,268	48,553	15,275
Commercial real estate	24,964	23,981	32,548	21,968	18,187
Automobile	4,552	6,303	7,823	—	—
Home equity	27,224	20,715	6,951	369	—
Residential mortgage	69,305	82,879	84,515	26,089	5,789
Other consumer	70	—	113	113	—

Total troubled debt restructured loans—nonaccruing	146,695	141,169	151,218	97,092	39,251

Total troubled debt restructured loans	$987,428	$954,841	$875,625	$805,650	$666,880

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

The following table reflects TDR activity for each of the past four years:

Table 16—Troubled Debt Restructured Loan Activity

(dollar amounts in thousands)	2014	2013	2012	2011
TDRs, beginning of period	$954,841	$875,625	$805,650	$666,880
New TDRs	667,315	611,556	597,425	583,439
Payments	(252,285)	(191,367)	(191,035)	(138,467)
Charge-offs	(35,150)	(29,897)	(81,115)	(37,341)
Sales	(23,424)	(11,164)	(13,787)	(54,715)
Refinanced to non-TDR	—	—	—	(40,091)
Transfer to OREO	(12,668)	(8,242)	(21,709)	(5,016)
Restructured TDRs—accruing(1)	(243,225)	(211,131)	(153,583)	(154,945)
Restructured TDRs—nonaccruing(1)	(45,705)	(26,772)	(63,080)	(47,659)
Other	(22,271)	(53,767)	(3,141)	33,565

TDRs, end of period	$987,428	$954,841	$875,625	$805,650

(1)	Represents existing TDRs that were reunderwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

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

The provision for credit losses in 2014 was $81.0 million, compared with $90.0 million in 2013.

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

The following table reflects activity in the ALLL and AULC for each of the last five years:

Table 17—Summary of Allowance for Credit Losses and Related Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Allowance for loan and lease losses, beginning of year	$647,870	$769,075	$964,828	$1,249,008	$1,482,479
Loan and lease charge-offs
Commercial:
Commercial and industrial	(76,654)	(45,904)	(101,475)	(134,385)	(316,771)
Commercial real estate:
Construction	(5,626)	(9,585)	(12,131)	(42,012)	(116,428)
Commercial	(19,078)	(59,927)	(105,920)	(140,747)	(187,567)

Commercial real estate	(24,704)	(69,512)	(118,051)	(182,759)	(303,995)

Total commercial	(101,358)	(115,416)	(219,526)	(317,144)	(620,766)

Consumer:
Automobile	(31,330)	(23,912)	(26,070)	(33,593)	(46,308)
Home equity	(54,473)	(98,184)	(124,286)	(109,427)	(140,831)
Residential mortgage	(25,946)	(34,236)	(52,228)	(65,069)	(163,427)
Other consumer	(33,494)	(34,568)	(33,090)	(32,520)	(32,575)

Total consumer	(145,243)	(190,900)	(235,674)	(240,609)	(383,141)

Total charge-offs	(246,601)	(306,316)	(455,200)	(557,753)	(1,003,907)

Recoveries of loan and lease charge-offs
Commercial:
Commercial and industrial	44,531	29,514	37,227	44,686	61,839
Commercial real estate:
Construction	4,455	3,227	4,090	10,488	7,420
Commercial	29,616	41,431	35,532	24,170	21,013

Total commercial real estate	34,071	44,658	39,622	34,658	28,433

Total commercial	78,602	74,172	76,849	79,344	90,272

Consumer:
Automobile	13,762	13,375	16,628	18,526	19,736
Home equity	17,526	15,921	7,907	7,630	1,458
Residential mortgage	6,194	7,074	4,305	8,388	10,532
Other consumer	5,890	7,108	7,049	6,776	7,435

Total consumer	43,372	43,478	35,889	41,320	39,161

Total recoveries	121,974	117,650	112,738	120,664	129,433

Net loan and lease charge-offs	(124,627)	(188,666)	(342,462)	(437,089)	(874,474)

Provision for loan and lease losses	83,082	67,797	155,193	167,730	641,299
Allowance for assets sold and securitized or transferred to loans held for sale	(1,129)	(336)	(8,484)	(14,821)	(296)

Allowance for loan and lease losses, end of year	605,196	647,870	769,075	964,828	1,249,008

Allowance for unfunded loan commitments, beginning of year	62,899	40,651	48,456	42,127	48,879
(Reduction in) Provision for unfunded loan commitments and letters of credit losses	(2,093)	22,248	(7,805)	6,329	(6,752)
Allowance for unfunded loan commitments, end of year	60,806	62,899	40,651	48,456	42,127

Allowance for credit losses, end of year	$666,002	$710,769	$809,726	$1,013,284	$1,291,135

The table below reflects the allocation of our ACL among our various loan categories during each of the past five years:

Table 18—Allocation of Allowance for Credit Losses (1)

	At December 31,
(dollar amounts in thousands)	2014		2013		2012		2011		2010
Commercial:
Commercial and industrial	$286,995	40%	$265,801	41%	$241,051	42%	$275,367	38%	$340,614	34%
Commercial real estate	102,839	11	162,557	11	285,369	14	388,706	14	588,251	18

Total commercial	389,834	51	428,358	52	526,420	56	664,073	52	928,865	52
Consumer:
Automobile	33,466	18	31,053	15	34,979	11	38,282	11	49,488	15
Home equity	96,413	18	111,131	19	118,764	20	143,873	21	150,630	20
Residential mortgage	47,211	12	39,577	12	61,658	12	87,194	13	93,289	12
Other loans	38,272	1	37,751	2	27,254	1	31,406	3	26,736	1

Total consumer	215,362	49	219,512	48	242,655	44	300,755	48	320,143	48

Total allowance for loan and lease losses	605,196	100%	647,870	100%	769,075	100%	964,828	100%	1,249,008	100%

Allowance for unfunded loan commitments	60,806		62,899		40,651		48,456		42,127

Total allowance for credit losses	$666,002		$710,769		$809,726		$1,013,284		$1,291,135

Total allowance for loan and leases losses as % of:
Total loans and leases		1.27%		1.50%		1.89%		2.48%		3.28%
Nonaccrual loans and leases		202		201		189		178		161
Nonperforming assets		179		184		173		163		148

Total allowance for credit losses as % of:
Total loans and leases		1.40%		1.65%		1.99%		2.60%		3.39%
Nonaccrual loans and leases		222		221		199		187		166
Nonperforming assets		197		202		182		172		153

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

The C&I ACL increased $21.2 million, or 8%, compared with December 31, 2013, primarily due to the risk rating composition and overall growth in the portfolio. The CRE ACL decreased $59.7 million, or 37%, compared with December 31, 2013, due to the continued improving portfolio asset quality metrics and performance. The current portfolio management practices focus on increasing borrower equity in the projects, and recent underwriting includes meaningfully lower LTV. The December 31, 2014, CRE ACL covers NALs by more than two times. The home equity portfolio ALLL declined, consistent with the improving credit quality metrics. The ALLL for the other consumer portfolio is consistent with expectations given the increasing level of overdraft exposure. The reduction in the ACL, compared with December 31, 2013, is primarily a function of the decline in the CRE portfolio and improving economic conditions.

Compared with December 31, 2013, the AULC decreased $2.1 million, primarily reflecting the impact of an updated assessment of the unfunded commercial exposure.

The ACL to total loans declined to 1.40% at December 31, 2014, compared to 1.65% at December 31, 2013. Management believes the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, combined with originating high quality new loans will contribute to maintaining our strong key credit quality metrics.

Given the combination of these noted positive and negative factors, we believe that our ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

NCOs

Any loan in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less anticipated selling costs at the time of discharge.

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

The following table reflects NCO detail for each of the last five years:

Table 19—Net Loan and Lease Charge-offs

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Net charge-offs by loan and lease type
Commercial:
Commercial and industrial	$32,123	$16,390	$64,248	$89,699	$254,932
Commercial real estate:
Construction	1,171	6,358	8,041	31,524	109,008
Commercial	(10,538)	18,496	70,388	116,577	166,554

Total commercial real estate	(9,367)	24,854	78,429	148,101	275,562

Total commercial	22,756	41,244	142,677	237,800	530,494

Consumer:
Automobile	17,568	10,537	9,442	15,067	26,572
Home equity	36,947	82,263	116,379	101,797	139,373
Residential mortgage	19,752	27,162	47,923	56,681	152,895
Other consumer	27,604	27,460	26,041	25,744	25,140

Total consumer	101,871	147,422	199,785	199,289	343,980

Total net charge-offs	$124,627	$188,666	$342,462	$437,089	$874,474

Net charge-offs ratio: (1)
Commercial:
Commercial and industrial	0.18%	0.10%	0.40%	0.66%	2.05%
Commercial real estate:
Construction	0.16	1.10	1.38	5.33	9.95
Commercial	(0.25)	0.42	1.35	2.08	2.72

Commercial real estate	(0.19)	0.49	1.36	2.39	3.81

Total commercial	0.10	0.19	0.66	1.20	2.70

Consumer:
Automobile	0.23	0.19	0.21	0.26	0.54
Home equity	0.44	0.99	1.40	1.28	1.84
Residential mortgage	0.35	0.52	0.92	1.20	3.42
Other consumer	6.99	6.30	5.72	4.85	3.80

Total consumer	0.46	0.75	1.08	1.05	1.95

Net charge-offs as a % of average loans	0.27%	0.45%	0.85%	1.12%	2.35%

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

2014 versus 2013

NCOs decreased $64.0 million, or 34%, in 2014, primarily as a result of continued credit quality. This improvement was partially offset by an increase in C&I primarily relating to large losses associated with a small number of credit relationships.

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

During the 2014 fourth quarter, we updated various assumptions associated with the modeling of non-maturity deposit behavior as interest rates change. The most significant change was the removal of a stress component that caused forecasted deposit balances to be lower than actual deposit balances. The new assumptions better align the behavior of our non-maturity deposits with our experience and expectations. The assumption changes primarily impacted EVE at Risk by making the +100 and +200 shock scenarios less liability sensitive. The assumption changes did not materially impact the NII at Risk. The results are further discussed below.

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

Table 20—Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

December 31, 2014	-0.2%	0.5%	0.2%

Through December 31, 2013, we reported ISE at Risk. We now report NII at Risk to isolate the change in income related solely to interest earning assets and interest bearing liabilities. The difference between the results for ISE at Risk and NII at Risk are not significant for this or any previous fiscal year.

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

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at December 31, 2014, shows that Huntington’s earnings are not particularly sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets, primarily indirect auto loans and securities, increased resulting in a reduction in asset sensitivity. This reduction is somewhat accentuated by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise. The reduced asset sensitivity for the +200 basis points scenario (relative to the +100 basis points scenario) relates to the modeled migration of money market accounts balances into CDs thereby shifting deposits from a variable rate to a fixed rate.

Table 21—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

December 31, 2014	-0.6%	0.4%	-1.5%

December 31, 2013	0.6%	-3.9%	-9.3%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within Board policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at December 31, 2014 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The EVE at risk reported as of December 31, 2014 for the +200 basis points scenario shows a change to a less liability sensitive position compared with December 31, 2013. The primary factor contributing to this change was the impact of substantially lower interest rates. In addition, the assumption changes mentioned above reduced liability sensitivity in the +200 basis point scenario by +3.4%.

MSR

(This section should be read in conjunction with Note 6 of the Notes to the Consolidated Financial Statements.)

At December 31, 2014 we had a total of $155.6 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $155.6 million, $22.8 million was recorded using the fair value method and $132.8 million was recorded using the amortization method.

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

Available-for-sale and other securities portfolio

(This section should be read in conjunction with Note 4 of the Notes to Consolidated Financial Statements.)

Our investment securities portfolio is evaluated under established asset/liability management objectives. Changing market conditions could affect the profitability of the portfolio, as well as the level of interest rate risk exposure.

Our available-for-sale and other securities portfolio is comprised of various financial instruments. At December 31, 2014, our available-for-sale and other securities portfolio totaled $9.4 billion, an increase of $2.1 billion from 2013. The duration of the portfolio decreased by 0.3 years to 3.9 years.

The composition and maturity of the portfolio is presented on the following two tables:

Table 22—Available-for-sale and other securities Portfolio Summary at Fair Value

	At December 31,
(dollar amounts in thousands)	2014	2013	2012
U.S. Treasury, Federal agency, and other agency securities	$5,679,696	$3,937,713	$4,676,607
Other	3,704,974	3,371,040	2,889,568

Total available-for-sale and other securities	$9,384,670	$7,308,753	$7,566,175

Duration in years (1)	3.9	4.2	2.9

(1)	The average duration assumes a market driven prepayment rate on securities subject to prepayment.

Table 23—Available-for-sale and other securities Portfolio Composition and Maturity

	At December 31, 2014
	Amortized
(dollar amounts in thousands)	Cost	Fair Value	Yield (1)
U.S. Treasury:
Under 1 year	$—	$—	—%
1-5 years	5,435	5,452	1.20
6-10 years	—	—	—
Over 10 years	—	—	—

Total U.S. Treasury	5,435	5,452	1.20

Federal agencies: mortgage-backed securities

Under 1 year	47,023	47,190	1.99
1-5 years	216,775	221,078	2.30
6-10 years	184,576	186,938	2.87
Over 10 years	4,825,525	4,867,495	2.42

Total Federal agencies: mortgage-backed securities	5,273,899	5,322,701	2.43

Other agencies:
Under 1 year	33,047	33,237	1.56
1-5 years	9,122	9,575	2.95
6-10 years	103,530	105,019	2.58
Over 10 years	204,016	203,712	2.60

Total other Federal agencies	349,715	351,543	2.51

Total U.S. Treasury, Federal agency, and other agency securities	5,629,049	5,679,696	2.43

Municipal securities:
Under 1 year	256,399	255,835	2.42
1-5 years	269,385	274,003	3.45
6-10 years	938,780	945,954	2.86
Over 10 years	376,747	392,777	4.23

Total municipal securities	1,841,311	1,868,569	3.16

Private label CMO:
Under 1 year	—	—	—
1-5 years	—	—	—
6-10 years	1,314	1,371	5.60
Over 10 years	42,416	40,555	2.49

Total private label CMO	43,730	41,926	2.58

Asset-backed securities:
Under 1 year	—	—	—
1-5 years	228,852	229,364	1.90
6-10 years	144,163	144,193	2.20
Over 10 years	641,984	582,441	2.15

Total asset-backed securities	1,014,999	955,998	2.10

Corporate debt securities:
Under 1 year	18,767	18,953	3.28
1-5 years	314,773	323,503	3.30
6-10 years	145,611	143,720	2.85
Over 10 years	—	—	—

Total corporate debt securities	479,151	486,176	3.16

Other:
Under 1 year	250	250	1.48
1-5 years	3,150	3,066	2.50
6-10 years	—	—	NA
Over 10 years	—	—	NA
Nonmarketable equity securities (2)	331,559	331,559	5.05
Marketable equity securities (3)	16,687	17,430	NA

Total other	351,646	352,305	4.79

Total available-for-sale and other securities	$9,359,886	$9,384,670	2.67%

(1)	Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 35% tax rate.
(2)	Consists of FHLB and FRB restricted stock holding carried at par.
(3)	Consists of certain mutual fund and equity security holdings.

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

Table 24—Expected Life of Investment Securities

	December 31, 2014
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$569,054	$565,853	$—	$—
1—5 years	4,882,061	4,938,893	2,200,359	2,201,471
6—10 years	3,039,362	3,031,093	1,171,565	1,173,650
Over 10 years	521,163	499,841	7,981	7,594
Other securities	348,246	348,990	—	—

Total	$9,359,886	$9,384,670	$3,379,905	$3,382,715

Bank Liquidity and Sources of Funding

Our primary sources of funding for the Bank are retail and commercial core deposits. As of December 31, 2014, these core deposits funded 73% of total assets (102% of total loans). At December 31, 2014, total core deposits represented 94% of total deposits, a slight decrease from December 31, 2013, when core deposits represented 95% of total deposits.

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

The following tables reflect contractual maturities of other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs as well as other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs at December 31, 2014.

Demand deposit overdrafts that have been reclassified as loan balances were $18.7 million and $19.3 million at December 31, 2014 and 2013, respectively.

Table 25—Maturity Schedule of time deposits, brokered deposits, and negotiable CDs

	December 31, 2014
(dollar amounts in millions)	3 Months or Less	3 Months to 6 Months	6 Months to 12 Months	12 Months or More	Total
Other domestic time deposits of $250,000 or more and brokered deposits and negotiable CDs	$1,793	$169	$213	$545	$2,720
Other domestic time deposits of $100,000 or more and brokered deposits and negotiable CDs	$1,809	$179	$229	$568	$2,785

The following table reflects deposit composition detail for each of the last five years:

Table 26—Deposit Composition

	At December 31,
(dollar amounts in millions)	2014		2013		2012		2011		2010
By Type
Demand deposits—noninterest-bearing	$15,393	30%	$13,650	29%	$12,600	27%	$11,158	26%	$7,217	17%
Demand deposits—interest-bearing	6,248	12	5,880	12	6,218	13	5,722	13	5,469	13
Money market deposits	18,986	37	17,213	36	14,691	32	13,117	30	13,410	32
Savings and other domestic deposits	5,048	10	4,871	10	5,002	11	4,698	11	4,643	11
Core certificates of deposit	2,936	5	3,723	8	5,516	12	6,513	15	8,525	20

Total core deposits	48,611	94	45,337	95	44,027	95	41,208	95	39,264	93
Other domestic deposits of $250,000 or more	198	—	274	1	354	1	390	1	675	2
Brokered deposits and negotiable CDs	2,522	5	1,580	3	1,594	3	1,321	3	1,532	4
Deposits in foreign offices	401	1	316	1	278	1	361	1	383	1

Total deposits	$51,732	100%	$47,507	100%	$46,253	100%	$43,280	100%	$41,854	100%

Core deposits:
Commercial	$22,725	47%	$19,982	44%	$18,358	42%	$16,366	40%	$12,476	32%
Personal	25,886	53	25,355	56	25,669	58	24,842	60	26,788	68

Total core deposits	$48,611	100%	$45,337	100%	$44,027	100%	$41,208	100%	$39,264	100%

Note 9 to Consolidated Financial Statements discusses short-term borrowings for each of the last five years.

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $18.0 billion and $19.8 billion at December 31, 2014 and 2013, respectively.

In February 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior bank note issuances mature on April 1, 2019 and have a fixed coupon rate of 2.20%. In April 2014, the Bank issued $500.0 million of senior notes at 99.842% of face value. The senior note issuances mature on April 24, 2017 and have a fixed coupon rate of 1.375%. In April 2014, the Bank also issued $250.0 million of senior notes at 100% of face value. The senior bank note issuances mature on April 24, 2017 and have a variable coupon rate equal to the three-month LIBOR plus 0.425%. All senior note issuances may be redeemed one month prior to their maturity date at 100% of principal plus accrued and unpaid interest.

At December 31, 2014, total wholesale funding was $9.9 billion, an increase from $7.0 billion at December 31, 2013. The increase from prior year-end primarily relates to an increase in long-term debt, brokered deposits, and negotiable CDs.

Liquidity Coverage Ratio

On October 24, 2013, the U.S. banking regulators jointly issued a proposal that would implement a quantitative liquidity requirement consistent with the Liquidity Coverage Ratio (LCR) standard established by the Basel Committee on Banking Supervision. The LCR is designed to promote the short-term resilience of the liquidity risk profile of banks to which it applies.

On September 3, 2014, the U.S. banking regulators adopted a final LCR for internationally active banking organizations, generally those with $250 billion or more in total assets, and a Modified LCR rule for banking organizations, similar to Huntington, with $50 billion or more in total assets that are not internationally active banking organizations. The Modified LCR requires Huntington to maintain High Quality Liquid Assets (HQLA) to meet its net cash outflows over a prospective 30 calendar-day period, which takes into account the potential impact of idiosyncratic and market-wide shocks. The Modified LCR transition period begins on January 1, 2016, with Huntington required to maintain HQLA equal to 90 percent of the stated requirement. The ratio increases to 100 percent on January 1, 2017. Huntington expects to be compliant with the Modified LCR requirement within the transition periods established in the Modified LCR rule.

At December 31, 2014, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Table 27—Maturity Schedule of Commercial Loans

	December 31, 2014
(dollar amounts in millions)	One Year or Less	One to Five Years	After Five Years	Total	Percent of total
Commercial and industrial	$4,988	$10,258	$3,787	$19,033	78%
Commercial real estate—construction	163	590	122	875	4
Commercial real estate—commercial	1,184	2,516	622	4,322	18

Total	$6,335	$13,364	$4,531	$24,230	100%

Variable-interest rates	$5,748	$10,528	$2,589	$18,865	78%
Fixed-interest rates	587	2,836	1,942	5,365	22

Total	$6,335	$13,364	$4,531	$24,230	100%

Percent of total	26%	55%	19%	100%

At December 31, 2014, AFS securities, with a fair value of $3.6 billion, were pledged to secure public and trust deposits, interest rate swap agreements, U.S. Treasury demand notes, and securities sold under repurchase agreements.

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

At December 31, 2014 and December 31, 2013, the parent company had $0.7 billion and $1.0 billion, respectively, in cash and cash equivalents.

On January 21, 2015, the board of directors declared a quarterly common stock cash dividend of $0.06 per common share. The dividend is payable on April 1, 2015, to shareholders of record on March 18, 2015. Based on the current quarterly dividend of $0.06 per common share, cash demands required for common stock dividends are estimated to be approximately $48.7 million per quarter. On January 21, 2015, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on April 15, 2015 to shareholders of record on April 1, 2015. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

During 2014, the Bank paid dividends of $244.0 million to the holding company. We anticipate that the Bank will declare additional dividends to the holding company in the first quarter of 2015. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

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

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.

INTEREST RATE SWAPS

Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and subordinated and other long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 18 for more information.

STANDBY LETTERS-OF-CREDIT

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 20 for more information.

COMMITMENTS TO SELL LOANS

Activity relating to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At December 31, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $545.0 million and $452.6 million, respectively. These contracts mature in less than one year.

We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

Table 28—Contractual Obligations (1)

	December 31, 2014
(dollar amounts in millions)	One Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Deposits without a stated maturity	$45,069	$—	$—	$—	$45,069
Certificates of deposit and other time deposits	4,630	1,803	98	132	6,663
Short-term borrowings	2,397	—	—	—	2,397
Long-term debt	—	2,453	1,126	757	4,336
Operating lease obligations	51	92	79	237	459
Purchase commitments	76	107	14	5	202

(1)	Amounts do not include associated interest payments.

Operational Risk

As with all companies, we are subject to operational risk. Operational risk is the risk of loss due to human error; inadequate or failed internal systems and controls, including the use of financial or other quantitative methodologies that may not adequately predict future results; violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards; and external influences such as market conditions, fraudulent activities, disasters, and security risks. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operational risk. For example, we actively and continuously monitor cyber-attacks such as attempts related to online deception and loss of sensitive customer data. We evaluate internal systems, processes and controls to mitigate loss from cyber-attacks and, to date, have not experienced any material losses. In addition, we are investing significantly in an effort to minimize these risks.

To mitigate operational risks, we have a senior management Operational Risk Committee and a senior management Legal, Regulatory, and Compliance Committee. The responsibilities of these committees, among other duties, include establishing and maintaining management information systems to monitor material risks and to identify potential concerns, risks, or trends that may have a significant impact and ensuring that recommendations are developed to address the identified issues. In addition, we have a senior management Model Risk Oversight Committee that is responsible for policies and procedures describing how model risk is evaluated and managed and the application of the governance process to implement these practices throughout the enterprise. These committees report any significant findings and recommendations to the Risk Management Committee. Potential concerns may be escalated to our ROC, as appropriate.

Our objective for cyber security is to recognize events and respond before the attacker has the opportunity to plan and execute on their goals. To this end we employ strategies to make Huntington less attractive as a target, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our Technology Committee, as appropriate.

The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational and fraud losses, minimize the impact of inadequately designed models and enhance our overall performance.

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

The tables below reflect activity in the representations and warranties reserve:

Table 29—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012	2011	2010
Reserve for representations and warranties, beginning of year	$22,027	$28,588	$23,218	$20,171	$5,916
Assumed reserve for representations and warranties	—	—	—	—	7,000
Reserve charges	(8,196)	(12,513)	(10,628)	(8,711)	(9,012)
Provision for representations and warranties	(1,154)	5,952	15,998	11,758	16,267

Reserve for representations and warranties, end of year	$12,677	$22,027	$28,588	$23,218	$20,171

Table 30—Mortgage Loan Repurchase Statistics

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012	2011
Number of loans sold	17,905	22,240	26,345	22,146
Amount of loans sold (UPB)	$2,354,653	$3,255,732	$4,105,243	$3,170,903
Number of loans repurchased (1)	159	159	219	128
Amount of loans repurchased (UPB) (1)	$18,482	$18,102	$29,123	$19,442
Number of claims received	149	780	666	445
Successful dispute rate (2)	34%	46%	46%	50%
Number of make whole payments (3)	122	167	167	72
Amount of make whole payments (3)	$6,853	$11,445	$9,432	$5,553

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

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

Capital

(This section should be read in conjunction with the Regulatory Matters section included in Part 1, Item 1 and Note 12 of the Notes to Consolidated Financial Statements.)

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the Tier 1 common equity ratio on a Basel I basis, which we use to measure capital adequacy. We estimate the negative impact to Tier I common risk-based capital from the 2015 first quarter implementation of the Federal Reserve’s final Basel III capital rules will be approximately 40 bps on a fully phased-in basis.

Table 31—Capital Adequacy

	December 31,
(dollar amounts in millions)	2014	2013	2012	2011	2010
Consolidated capital calculations:
Common shareholders’ equity	$5,942	$5,704	$5,393	$5,030	$4,612
Preferred shareholders’ equity	386	386	386	386	363

Total shareholders’ equity	6,328	6,090	5,779	5,416	4,975
Goodwill	(523)	(444)	(444)	(444)	(444)
Other intangible assets	(75)	(93)	(132)	(175)	(229)
Other intangible asset deferred tax liability(1)	26	33	46	61	80

Total tangible equity(2)	5,756	5,586	5,249	4,858	4,382
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(363)

Total tangible common equity(2)	$5,370	$5,200	$4,863	$4,472	$4,019

Total assets	$66,298	$59,467	$56,141	$54,449	$53,814
Goodwill	(523)	(444)	(444)	(444)	(444)
Other intangible assets	(75)	(93)	(132)	(175)	(229)
Other intangible asset deferred tax liability(1)	26	33	46	61	80

Total tangible assets(2)	$65,726	$58,963	$55,611	$53,891	$53,221

Tier 1 capital(3)	$6,266	$6,100	$5,741	$5,557	$5,022
Preferred shareholders’ equity	(386)	(386)	(386)	(386)	(363)
Trust-preferred securities	(304)	(299)	(299)	(532)	(570)
REIT-preferred stock	—	—	(50)	(50)	(50)

Tier 1 common equity(2) (3)	$5,576	$5,415	$5,006	$4,589	$4,039

Risk-weighted assets (RWA)(3)	$54,479	$49,690	$47,773	$45,891	$43,471

Tier 1 common equity / RWA ratio(2) (3)	10.23%	10.90%	10.48%	10.00%	9.29%
Tangible equity / tangible asset ratio(2)	8.76	9.47	9.44	9.01	8.23
Tangible common equity / tangible asset ratio(2)	8.17	8.82	8.74	8.30	7.55
Tangible common equity / RWA ratio(2)	9.86	10.46	10.18	9.74	9.25

(1)	Intangible assets are net of deferred tax liability and calculated assuming a 35% tax rate.
(2)	Tangible equity, Tier 1 common equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are also non-GAAP. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Other companies may calculate these financial measures differently.
(3)	In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, Tier 1 capital, Tier 1 common equity, and risk-weighted assets have not been updated for the adoption of ASU 2014-01.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for the past five years:

Table 32—Regulatory Capital Data (1)

		At December 31,
(dollar amounts in millions)		2014	2013	2012	2011	2010
Total risk-weighted assets	Consolidated	$54,479	$49,690	$47,773	$45,891	$43,471
	Bank	54,387	49,609	47,676	45,651	43,281
Tier 1 risk-based capital	Consolidated	6,266	6,100	5,741	5,557	5,022
	Bank	6,136	5,682	5,003	4,245	3,683
Tier 2 risk-based capital	Consolidated	1,122	1,139	1,187	1,221	1,263
	Bank	820	838	1,091	1,508	1,866
Total risk-based capital	Consolidated	7,388	7,239	6,928	6,778	6,285
	Bank	6,956	6,520	6,094	5,753	5,549
Tier 1 leverage ratio	Consolidated	9.74%	10.67%	10.36%	10.28%	9.41%
	Bank	9.56	9.97	9.05	7.89	6.97
Tier 1 risk-based capital ratio	Consolidated	11.50	12.28	12.02	12.11	11.55
	Bank	11.28	11.45	10.49	9.30	8.51
Total risk-based capital ratio	Consolidated	13.56	14.57	14.50	14.77	14.46
	Bank	12.79	13.14	12.78	12.60	12.82

(1)	In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, regulatory capital data has not been updated for the adoption of ASU 2014-01.

The decreases in the capital ratios were due to balance sheet growth and share repurchases that were partially offset by retained earnings and the 8.7 million common shares issued in the Camco Financial acquisition. Specifically, all capital ratios were impacted by the repurchase of 35.7 million common shares in 2014.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.3 billion at December 31, 2014, representing a $0.2 billion, or 4%, increase compared with December 31, 2013, primarily due to an increase in retained earnings offset by share repurchases.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On January 22, 2015, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on April 1, 2015. Also, cash dividends of $0.06 per common share were declared on October 15, 2014, and $0.05 per common share were declared on July 16, 2014, April 16, 2014 and January 16, 2014. Our 2014 capital plan to the FRB included the continuation of our current common dividend through the 2015 first quarter.

On January 22, 2015, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on April 15, 2015. Cash dividends of $21.25 per share were also declared on October 15, 2014, July 16, 2014, April 16, 2014 and January 16, 2014.

On January 22, 2015, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.38 per share. The dividend is payable on April 15, 2015. Also, cash dividends of $7.33, $7.33, $7.32 and $7.35 per share were declared on October 15, 2014, July 16, 2014, April 16, 2014 and January 16, 2014, respectively.

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

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock from the second quarter of 2014 through the first quarter of 2015. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This repurchase authorization represents a $23 million, or 10%, increase from the prior common stock repurchase authorization. During 2014, we repurchased 35.7 million shares, with a weighted average price of $9.37. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. We have approximately $51.7 million remaining under the current authorization.

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

Revenue Sharing

Revenue is recorded in the business segment responsible for the related product or service. Fee sharing is recorded to allocate portions of such revenue to other business segments involved in selling to, or providing service to customers. Results of operations for the business segments reflect these fee sharing allocations.

Expense Allocation

The management accounting process that develops the business segment reporting utilizes various estimates and allocation methodologies to measure the performance of the business segments. Expenses are allocated to business segments using a two-phase approach. The first phase consists of measuring and assigning unit costs (activity-based costs) to activities related to product origination and servicing. These activity-based costs are then extended, based on volumes, with the resulting amount allocated to business segments that own the related products. The second phase consists of the allocation of overhead costs to all five business segments from Treasury / Other. We utilize a full-allocation methodology, where all Treasury / Other expenses, except reported Significant Items, and a small amount of other residual unallocated expenses, are allocated to the five business segments.

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

Net Income by Business Segment

The segregation of net income by business segment for the past three years is presented in the following table:

Table 33—Net Income by Business Segment

	Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Retail and Business Banking	$172,199	$128,973	$139,016
Commercial Banking	152,653	129,962	155,197
AFCRE	196,377	220,433	205,928
RBHPCG	22,010	39,502	16,922
Home Lending	(19,727)	2,670	45,285
Treasury / Other	108,880	119,742	68,942

Net income	$632,392	$641,282	$631,290

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

The following table presents consumer checking account household OCR metrics:

Table 34—Consumer Checking Household OCR Cross-sell Report

	Year ended December 31
	2014	2013	2012
Number of households (2) (3)	1,454,402	1,324,971	1,228,812
Product Penetration by Number of Services (1)
1 Service	2.8%	3.0%	3.1%
2-3 Services	17.9	19.2	18.6
4-5 Services	29.9	30.2	31.1
6+ Services	49.4	47.6	47.2
Total revenue (in millions)	$1,017.0	$948.1	$983.4

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
(2)	On March 1, 2014, Huntington acquired 9,904 Camco Financial households.
(3)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.

Our emphasis on cross-sell, coupled with customers being attracted by the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more products services at the end of 2014 was 49.4%, up from 47.6% at the end of last year. For 2014, consumer checking account households grew 10%. Total consumer checking account household revenue in 2014 was $1,017.0 million, up $68.9 million, or 7%, from 2013.

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

The following table presents commercial relationship OCR metrics:

Table 35—Commercial Relationship OCR Cross-sell Report

	Year ended December 31,
	2014	2013	2012
Commercial Relationships (1)	164,726	159,716	151,083

Product Penetration by Number of Services (2)
1 Service	15.7%	21.1%	24.6%
2-3 Services	42.4	41.4	40.4
4+ Services	41.9	37.5	35.0

Total revenue (in millions)	$851.0	$738.5	$724.4

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships we are able to achieve higher product service penetration among our commercial relationships, and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of 2014 was 41.9%, up from 37.5% at the end of last year. Total commercial relationship revenue in 2014 was $851.0 million, up $112.5 million, or 15%, from 2013.

Retail and Business Banking

Table 36—Key Performance Indicators for Retail and Business Banking

			Change from 2013
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent	2012
Net interest income	$912,992	$902,526	$10,466	1%	$941,844
Provision for credit losses	75,529	137,978	(62,449)	(45)	135,102
Noninterest income	409,746	398,065	11,681	3	380,820
Noninterest expense	982,288	964,193	18,095	2	973,691
Provision for income taxes	92,722	69,447	23,275	34	74,855

Net income	$172,199	$128,973	$43,226	34%	$139,016

Number of employees (average full-time equivalent)	5,239	5,212	27	1%	5,075
Total average assets (in millions)	$14,861	$14,371	$490	3	$14,299
Total average loans/leases (in millions)	13,034	12,638	396	3	12,696
Total average deposits (in millions)	29,023	28,309	714	3	28,020
Net interest margin	3.19%	3.22%	(0.03)%	(1)	3.37%
NCOs	$90,628	$131,377	$(40,749)	(31)	$176,213
NCOs as a % of average loans and leases	0.70%	1.04%	(0.34)%	(33)	1.39%
Return on average common equity	12.6	9.0	3.6	40	9.8

2014 vs. 2013

Retail and Business Banking reported net income of $172.2 million in 2014. This was an increase of $43.2 million, or 34%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.7 billion, or 3%, increase in total average deposits.

•	$0.4 billion, or 3% increase in average total loans.

Partially offset by:

•	3 basis point decrease in the net interest margin, primarily due to assigned fund transfer price rates.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A $40.7 million, or 31%, decrease in NCOs, combined with improved credit metrics on business banking and consumer loans.

The increase in total average loans and leases from the year-ago period reflected:

•

$275 million, or 3%, increase in consumer loans, primarily due to growth in home equity lines of credit, credit cards, and residential mortgages, as well as the impact of the Camco Financial acquisition.

•	$121 million, or 3%, increase in commercial loans, primarily due to C&I loan growth and the impact of the Camco Financial acquisition.

The increase in total average deposits from the year-ago period reflected:

•	$237 million deposit growth from our In-store branch network.

•

A continued focus on product mix in reducing the overall cost of deposits as evidenced by an increase in money market and noninterest bearing deposits, partially offset by a decrease in core certificates of deposit. In addition, the acquisition of Camco Financial and 24 Bank of America branches contributed to the deposit increase.

The increase in noninterest income from the year-ago period reflected:

•	$12.8 million, or 14%, increase in electronic banking income, primarily due to strong consumer household growth combined with increased consumer card activity.

•	$3.6 million, or 15%, increase in other income, primarily due to various branch transaction based fees.

•	$2.9 million, or 19%, increase in gain on sale of loans, primarily due to the increased origination and sale of SBA loans.

Partially offset by:

•	$8.0 million, or 36%, decrease in mortgage banking fee share income.

The increase in noninterest expense from the year-ago period reflected:

•	$28.3 million, or 7%, increase in other noninterest expense, primarily due to increased allocated overhead expenses.

•	$5.2 million, or 14%, increase in outside data processing and other services expense, mainly the result of transaction costs associated with card activity.

•	$3.9 million, or 11%, increase in equipment expense, primarily due to technology investments.

Partially offset by:

•

$10.4 million, or 4%, decrease in personnel costs, primarily due to the pension plan curtailment in 2013, branch consolidations, and various efficiency improvement initiatives also contributed to the decrease in personnel costs.

•	$7.1 million, or 46%, reduction in deposit and other insurance.

•	$1.5 million, or 3%, reduction in marketing, primarily due to reduced direct mail advertising.

2013 vs. 2012

Retail and Business Banking reported net income of $129.0 million in 2013, compared with a net income of $139.0 million in 2012. The $10.0 million decrease included a $39.3 million, or 4%, decrease in net interest income, partially offset by a $17.2 million, or 5%, increase noninterest income, and a $9.5 million, or 1%, decrease in noninterest expense.

Commercial Banking

Table 37—Key Performance Indicators for Commercial Banking

			Change from 2013
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent	2012
Net interest income	$306,434	$281,461	$24,973	9%	$294,333
Provision for credit losses	31,521	27,464	4,057	15	4,602
Noninterest income	209,238	200,573	8,665	4	197,191
Noninterest expense	249,300	254,629	(5,329)	(2)	248,157
Provision for income taxes	82,198	69,979	12,219	17	83,568

Net income	$152,653	$129,962	$22,691	17%	$155,197

Number of employees (average full-time equivalent)	1,026	1,072	(46)	(4)%	1,023
Total average assets (in millions)	$14,145	$11,821	$2,324	20	$10,986
Total average loans/leases (in millions)	11,901	10,804	1,097	10	9,913
Total average deposits (in millions)	10,207	9,429	778	8	9,033
Net interest margin	2.53%	2.72%	(0.19)%	(7)	2.88%
NCOs	$7,852	$(196)	$8,048	N.R	$30,497
NCOs as a % of average loans and leases	0.07%	—%	0.07%	—	0.31%
Return on average common equity	10.6	11.1	(0.5)	(5)	16.7

N.R.—Not relevant, as denominator of calculation is a net recovery in prior period compared with net loss in current period.

2014 vs. 2013

Commercial Banking reported net income of $152.7 million in 2014. This was an increase of $22.7 million, or 17%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$1.1 billion, or 10%, increase in average loans/leases.

•	$0.9 billion, or 906%, increase in average available-for-sale securities, primarily related to direct purchase municipal securities.

•	$0.8 billion, or 8%, increase in average total deposits.

Partially offset by:

•

19 basis point decrease in the net interest margin, primarily due to a 9 basis point compression in commercial loan spreads, driven by a 6 basis point compression stemming from growth in the international portfolio with products such as bankers acceptances and foreign insured receivables, as well as compressed deposit margins resulting from declining rates and reduced FTP rates.

The increase in the provision for credit losses from the year-ago period reflected:

•	An increase related to loan growth and an $8.0 million increase in NCOs. The increase in NCOs primarily reflects a net recovery in the prior year and the return to net charge-offs in 2014.

The increase in total average assets from the year-ago period reflected:

•	$0.9 billion increase in available-for-sale securities driven from the addition of direct purchase municipal instruments. These instruments had been classified as C&I loans until December 31, 2013.

•	$0.6 billion, or 472%, increase in the international loan portfolio, primarily bankers acceptances and foreign insured receivables.

•	$0.5 billion, or 100%, increase in the asset based lending portfolio average balance, which was transferred from the AFCRE segment retroactive to the beginning of 2014.

The increase in total average deposits from the year-ago period reflected:

•	$1.1 billion, or 13%, increase in core deposits. Middle market accounts, such as not-for-profit universities and healthcare, primarily contributed to the balance growth.

Partially offset by:

•	$0.3 billion, or 45%, decrease in brokered time deposits and negotiable CDs.

The increase in noninterest income from the year-ago period reflected:

•	$9.9 million, or 100%, increase in fee income associated with the asset based lending portfolio, which was transferred from the AFCRE segment retroactive to the beginning of 2014.

•

$4.2 million, or 9%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to a new commercial card product implemented in 2013, as well as strong core cash management growth.

Partially offset by:

•	$5.6 million, or 16%, decrease in commitment and other loan related fees primarily reflecting a significant syndication fee in 2013.

The decrease in noninterest expense from the year-ago period reflected:

•	$6.6 million, or 15%, decrease in allocated overhead expense.

•	$5.3 million, or 42%, decrease in deposit and other insurance expense.

Partially offset by:

•	$6.6 million, or 100%, increase in noninterest expense associated with the asset based lending portfolio, which was transferred from the AFCRE segment retroactive to the beginning of 2014.

2013 vs. 2012

Commercial Banking reported net income of $130.0 million in 2013, compared with net income of $155.2 million in 2012. The $25.2 million decrease included a $22.9 million, or 497%, increase in provision for credit losses, a $12.9 million, or 4%, decrease in net interest income, and a $6.5 million, or 3%, increase in noninterest expense partially offset by $13.6 million, or 16%, decrease in provision for income taxes, and a $3.4 million, or 2%, increase in noninterest income.

Automobile Finance and Commercial Real Estate

Table 38—Key Performance Indicators for Automobile Finance and Commercial Real Estate

			Change from 2013
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent	2012
Net interest income	$379,363	$366,508	$12,855	4%	$369,376
Provision (reduction in allowance) for credit losses	(52,843)	(82,269)	29,426	(36)	(16,557)
Noninterest income	26,628	46,819	(20,191)	(43)	91,314
Noninterest expense	156,715	156,469	246	—	160,434
Provision for income taxes	105,742	118,694	(12,952)	(11)	110,885

Net income	$196,377	$220,433	$(24,056)	(11)%	$205,928

Number of employees (average full-time equivalent)	271	285	(14)	(5)%	287
Total average assets (in millions)	$14,591	$12,981	$1,610	12	$12,717
Total average loans/leases (in millions)	14,224	12,391	1,833	15	11,677
Total average deposits (in millions)	1,204	1,039	165	16	967
Net interest margin	2.61%	2.82%	(0.21)%	(7)	2.87%
NCOs	$2,100	$29,137	$(27,037)	(93)	$83,043
NCOs as a % of average loans and leases	0.01%	0.24%	(0.23)%	(96)	0.71%
Return on average common equity	32.4	36.9	(4.5)	(12)	32.5

2014 vs. 2013

AFCRE reported net income of $196.4 million in 2014. This was a decrease of $24.1 million, or 11%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$2.0 billion, or 35%, increase in automobile loans and leases, primarily due to continued strong origination volume which totaled $5.2 billion for the year, up 24% from $4.2 billion a year ago.

Partially offset by:

•

21 basis point decrease in the net interest margin, primarily due to an 20 basis point reduction in loan spreads. This decline primarily reflects the impact of competitive pricing pressures in all of our portfolios, partially offset by a $5.1 million, or 4 basis points, recovery in 2014 from the unexpected pay-off of an acquired commercial real estate loan.

•	$0.3 billion, or 100%, decrease in asset based lending portfolio average balances which were transferred to the Commercial Banking segment retroactive to the beginning of 2014.

The decrease in the provision (reduction in allowance) for credit losses from the year-ago period reflected:

•

Less improvement in credit quality than what was experienced in the year-ago period, reflecting a 23 basis point decline in NPA/loans in the current period compared to a 51 basis point decline in the year-ago period, partially offset by lower NCOs.

The decrease in noninterest income from the year-ago period reflected:

•

$18.0 million, or 44%, decrease in other noninterest income, primarily due to a $8.6 million decrease in fee income associated with the asset based lending portfolio which was transferred to the Commercial Banking segment, as well as decreases in market related gains associated with certain loans and investments carried at fair value, operating lease related income and servicing income on securitized automobile loans.

The increase in noninterest expense from the year-ago period reflected:

•	$9.3 million, or 10%, increase in other noninterest expense, primarily due to a $12.5 million increase in allocated expenses, generally reflecting higher levels of business activity.

Partially offset by:

•	$4.2 million, or 33%, decrease in deposit and other insurance expense.

•

$2.8 million, or 9%, decrease in personnel costs, primarily due to staffing associated with the asset based lending portfolio which was transferred to the Commercial Banking segment retroactive to the beginning of 2014.

•	$1.5 million, or 29%, decrease in professional services, primarily due to costs associated with the asset based lending portfolio in 2013.

2013 vs. 2012

AFCRE reported net income of $220.4 million in 2013, compared with a net income of $205.9 million in 2012. The $14.5 million increase included a $65.7 million, or 397%, increase in the reduction in allowance for credit losses, a $4.0 million, or 2%, decrease in noninterest expense partially offset by a $44.5 million, or 49%, decrease in noninterest income, and a $2.9 million, or less than 1%, decrease in net interest income.

Regional Banking and The Huntington Private Client Group

Table 39—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

			Change from 2013
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent	2012
Net interest income	$101,839	$105,862	$(4,023)	(4)%	$104,329
Provision (reduction in allowance) for credit losses	4,893	(5,376)	10,269	N.R.	6,044
Noninterest income	173,550	186,430	(12,880)	(7)	181,650
Noninterest expense	236,634	236,895	(261)	—	253,901
Provision for income taxes	11,852	21,271	(9,419)	(44)	9,112

Net income	$22,010	$39,502	$(17,492)	(44)%	$16,922

Number of employees (average full-time equivalent)	1,022	1,065	(43)	(4)%	1,101
Total average assets (in millions)	$3,812	$3,732	$80	2	$3,590
Total average loans/leases (in millions)	2,894	2,832	62	2	2,704
Total average deposits (in millions)	6,029	5,765	264	5	5,630
Net interest margin	1.75%	1.90%	(0.15)%	(8)	1.89%
NCOs	$8,143	$11,094	$(2,951)	(27)	$19,898
NCOs as a % of average loans and leases	0.28%	0.39%	(0.11)%	(28)	0.74%
Return on average common equity	4.4	7.9	(3.5)	(44)	3.3
Total assets under management (in billions)—eop	$14.8	$16.7	$(1.9)	(11)	$15.9
Total trust assets (in billions)—eop	81.5	80.9	0.6	1	73.9

N.R.—Not relevant, as denominator of calculation is a reduction in allowance in prior period compared with a provision increase in the current period.

eop—End of Period.

2014 vs. 2013

RBHPCG reported net income of $22.0 million in 2014. This was a decrease of $17.5 million, or 44%, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The decrease in net interest income from the year-ago period reflected:

•	15 basis point decrease in the net interest margin, primarily due to lower spreads on deposits.

Partially offset by:

•	$0.3 billion, or 5%, increase in average total deposits, primarily due to increased focus on deposit growth resulting from the alignment of private banking with the regional presidents.

The increase in provision for (reduction in allowance) credit losses reflected:

•	Less improvement in the underlying credit quality of the loan portfolio compared to year-ago period, partially offset by reduced level of NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$8.3 million, or 7%, decrease in trust services, primarily due to reduced proprietary mutual fund revenue related to a reduction in asset values and due to the sale of the fixed income funds.

•	$3.4 million, or 27%, decrease in other noninterest income, primarily due to a gain realized from LIHTC investment sales in the 2013.

•	$1.5 million, or 25%, decrease in service charges on deposit accounts.

The decrease in noninterest expense from the year-ago period reflected:

•	$2.7 million, or 4%, decrease in other noninterest expense, primarily due to a decrease in allocated expenses.

•	$1.5 million, or 41%, decrease in deposit and other insurance expense.

Partially offset by:

•	$2.5 million, or 66%, increase in professional services expense, primarily due to increased consulting fees.

2013 vs. 2012

RBHPCG reported net income of $39.5 million in 2013, compared with a net income of $16.9 million in 2012. The $22.6 million increase included a $17.0 million, or 7%, decrease in noninterest expense, a $11.4 million, improvement in provision (reduction in allowance) for credit losses, a $4.8 million, or 3%, increase in noninterest income, and a $1.5 million, or 1%, increase in net interest income. This was partially offset by a $12.2 million, or 133% increase in provision for income taxes.

Home Lending

Table 40—Key Performance Indicators for Home Lending

			Change from 2013
(dollar amounts in thousands unless otherwise noted)	2014	2013	Amount	Percent	2012
Net interest income	$58,015	$51,839	$6,176	12%	$54,980
Provision for credit losses	21,889	12,249	9,640	79	18,198
Noninterest income	69,899	106,006	(36,107)	(34)	165,189
Noninterest expense	136,374	141,489	(5,115)	(4)	132,302
Provision for income taxes	(10,622)	1,437	12,059	N.R.	24,384

Net income (loss)	$(19,727)	$2,670	$22,397	N.R. %	$45,285

Number of employees (average full-time equivalent)	971	1,080	(109)	(10)%	987
Total average assets (in millions)	$3,810	$3,676	$134	4	$3,700
Total average loans/leases (in millions)	3,298	3,116	182	6	3,164
Total average deposits (in millions)	292	355	(63)	(18)	378
Net interest margin	1.61%	1.50%	0.11%	7	1.55%
NCOs	$15,900	$17,266	$(1,366)	(8)	$32,931
NCOs as a % of average loans and leases	0.48%	0.55%	(0.07)%	(13)	1.04%
Return on average common equity	(11.4)	1.5	12.9	N.R.	22.7
Mortgage banking origination volume (in millions)	$3,558	$4,418	$(860)	(19)	$4,833

N.R.—Not relevant.

2014 vs. 2013

Home Lending reported a net loss of $19.7 million in 2014. This was a decrease of $22.4 million, when compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	11 basis point increase in the net interest margin, primarily due to a 19 basis point increase in loan spreads. This increase is primarily driven by lower funding costs on the loan portfolio.

•	$0.2 billion, or 6%, increase in average total loans.

Partially offset by:

•	$0.1 billion, or 18%, decrease in average total deposits, driven by lower escrow balances.

The increase in provision for credit losses reflected:

•	The transfer of a $7.6 million loan portfolio to loans held-for-sale in 2014, partially offset by lower NCOs.

The decrease in noninterest income from the year-ago period reflected:

•	$32.9 million, or 33%, decrease in mortgage banking income, primarily due to a reduction in volume and gain on sale related to lower refinancing levels.

•	$2.7 million, or 52%, decrease in insurance income, primarily due to lower refinance volume related to title insurance referrals.

The decrease in noninterest expense from the year-ago period reflected:

•	$7.1 million, or 8%, decrease in personnel costs, primarily due to lower mortgage production volume and a reduction in staff.

•	$2.0 million, or 9%, decrease in other noninterest expense, primarily due to lower mortgage repurchase expense and partially offset by the $3.0 million goodwill impairment.

•	$1.6 million, or 43%, decrease in deposit and other insurance expense.

Partially offset by:

•	$4.3 million, or 29%, increase in outside data processing and other services, primarily due to spending on loan promotions.

2013 vs. 2012

Home Lending reported net income of $2.7 million in 2013, compared with net income of $45.3 million in 2012. The $42.6 million decrease included a $59.2 million, or 36%, decrease in noninterest income, a $9.2 million, or 7%, increase in noninterest expense, and a $3.1 million, or 6%, decrease in net interest income partially offset by a $22.9 million, or 94%, decrease in provision for income taxes, and a $5.9, or 33%, decrease in provision for credit losses.

RESULTS FOR THE FOURTH QUARTER

Earnings Discussion

In the 2014 fourth quarter, we reported net income of $163.6 million, an increase of $5.4 million, or 3%, from the 2013 fourth quarter. Earnings per common share for the 2014 fourth quarter were $0.19, an increase of $0.01 from the year-ago quarter.

Table 41—Significant Items Influencing Earnings Performance Comparison

(dollar amounts in millions, except per share amounts)

	Impact(1)
Three Months Ended:	Amount	EPS(2)
December 31, 2014—GAAP net income	$163.6	$0.19
Net additions to litigation reserve	(11.9)	(0.01)
Franchise repositioning related expense	(8.6)	(0.01)
December 31, 2013—GAAP net income	$158.2	$0.18
Franchise repositioning related expense	(6.7)	(0.01)

(1)	Favorable (unfavorable) impact on GAAP earnings; pretax unless otherwise noted.
(2)	After-tax. EPS is reflected on a fully diluted basis.

Net Interest Income / Average Balance Sheet

FTE net interest income for the 2014 fourth quarter increased $41.9 million, or 10%, from the 2013 fourth quarter. This reflected the benefit from the $7.0 billion, or 13%, increase in average earnings assets, including a $4.0 billion, or 9%, increase in average loans and leases and a $3.0 billion, or 31%, increase in average securities. This earning asset growth was partially offset by the 10 basis point decrease in the FTE NIM to 3.18%. The NIM contraction reflected a 17 basis point decrease related to the mix and yield of earning assets and a 3 basis point reduction in benefit from the impact of noninterest-bearing funds, partially offset by the 10 basis point reduction in funding costs.

Table 42—Average Earning Assets—2014 Fourth Quarter vs. 2013 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2014	2013	Amount	Percent
Average Loans/Leases
Commercial and industrial	$18,880	$17,671	$1,209	7%
Commercial real estate	5,084	4,904	180	4

Total commercial	23,964	22,575	1,389	6
Automobile	8,512	6,502	2,010	31
Home equity	8,452	8,346	106	1
Residential mortgage	5,751	5,331	420	8
Other consumer	413	385	28	7

Total consumer	23,128	20,564	2,564	12

Total loans/leases	47,092	43,139	3,953	9

Total securities	12,459	9,480	2,979	31
Held-for-sale and other earning assets	459	393	66	17

Total earning assets	$60,010	$53,012	$6,998	13%

The increase in average total earning assets reflected:

•

$3.0 billion, or 31%, increase in average securities, reflecting an increase of $1.5 billion of LCR Level 1 qualified securities and $1.4 billion of direct purchase municipal instruments. At the end of the year-ago quarter $0.6 billion of direct-purchase municipal instruments were reclassified from C&I loans to securities.

•	$2.0 billion, or 31%, increase in average automobile loans, as originations remained strong.

•	$1.2 billion, or 7%, increase in average C&I loans and leases, primarily reflecting growth in trade finance in support of our middle market and corporate customers.

•	$0.4 billion, or 8%, increase in average Residential mortgage loans as a result of the Camco Financial acquisition and a decrease in the rate of payoffs due to lower levels of refinancing.

Table 43—Average Interest-Bearing Liabilities—2014 Fourth Quarter vs. 2013 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in millions)	2014	2013	Amount	Percent
Average Deposits
Demand deposits: noninterest-bearing	$15,179	$13,337	$1,842	14%
Demand deposits: interest-bearing	5,948	5,755	193	3

Total demand deposits	21,127	19,092	2,035	11
Money market deposits	18,401	16,827	1,574	9
Savings and other domestic deposits	5,052	4,912	140	3
Core certificates of deposit	3,058	3,916	(858)	(22)

Total core deposits	47,638	44,747	2,891	6
Other domestic deposits of $250,000 or more	201	275	(74)	(27)
Brokered deposits and negotiable CDs	2,434	1,398	1,036	74
Deposits in foreign offices	479	354	125	35

Total deposits	50,752	46,774	3,978	9

Short-term borrowings	2,683	1,471	1,212	82
Long-term debt	3,956	2,253	1,703	76

Total interest-bearing liabilities	$42,212	$37,161	$5,051	14%

Average total core deposits for the 2014 fourth quarter increased $2.9 billion, or 6%, from the year-ago quarter, of which $1.1 billion were acquired deposits. Noninterest-bearing deposits increased $1.8 billion, or 14%. Average interest-bearing liabilities increased $5.1 billion, or 14%, from the year-ago quarter, reflecting:

•	$2.9 billion, or 78%, increase in short- and long-term borrowings, primarily reflecting a cost-effective method of funding incremental LCR related securities growth.

•	$1.6 billion, or 9%, increase in money market deposits, reflecting the strategic focus on customer growth and increased share-of-wallet among both consumer and commercial customers.

•	$1.0 billion, or 74%, increase in brokered deposits and negotiated CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.

Partially offset by:

•	$0.9 billion, or 22%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower-cost money market deposits.

Provision for Credit Losses

The provision for credit losses decreased $21.8 million to $2.5 million in the 2014 fourth quarter reflecting the current quarter’s higher-than-expected level of commercial recoveries and 34% decrease in NALs within the CRE portfolio. NCOs decreased to $23.0 million with less than $1.0 million of NCOs within the total commercial portfolio. NCOs equated to an annualized 0.20% of average loans and leases in the current quarter compared to 0.43% in the year-ago quarter.

Noninterest Income

Table 44—Noninterest Income—2014 Fourth Quarter vs. 2013 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Service charges on deposit accounts	$67,408	$69,992	$(2,584)	(4)%
Trust services	28,781	30,711	(1,930)	(6)
Electronic banking	27,993	24,251	3,742	15
Mortgage banking income	14,030	24,327	(10,297)	(42)
Brokerage income	16,050	15,151	899	6
Insurance income	16,252	15,556	696	4
Bank owned life insurance income	14,988	13,816	1,172	8
Capital markets fees	13,791	12,332	1,459	12
Gain on sale of loans	5,408	7,144	(1,736)	(24)
Securities gains (losses)	(104)	1,239	(1,343)	(108)
Other income	28,681	35,373	(6,692)	(19)

Total noninterest income	$233,278	$249,892	$(16,614)	(7)%

Noninterest income for the 2014 fourth quarter decreased $16.6 million, or 7%, from the year-ago quarter, primarily reflecting:

•	$10.3 million, or 42%, decrease in mortgage banking income primarily related to the $5.8 million impact of net MSR hedging activity.

•	$6.7 million, or 19%, decrease in other income, primarily related to lower fees associated with commercial loan activity.

•

$2.6 million, or 4%, decrease in service charges on deposit accounts, reflecting the late July 2014 implementation of changes in consumer products that were partially offset by a 10% increase in consumer households and changing customer usage patterns.

Partially offset by:

•	$3.7 million, or 15%, increase in electronic banking due to higher card related income and underlying customer growth.

Noninterest Expense

Table 45 —Noninterest Expense—2014 Fourth Quarter vs. 2013 Fourth Quarter

	Fourth Quarter		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Personnel costs	$263,289	$249,554	$13,735	6%
Outside data processing and other services	53,685	51,071	2,614	5
Net occupancy	31,565	31,983	(418)	(1)
Equipment	31,981	28,775	3,206	11
Professional services	15,665	11,567	4,098	35
Marketing	12,466	13,704	(1,238)	(9)
Deposit and other insurance expense	13,099	10,056	3,043	30
Amortization of intangibles	10,653	10,320	333	3
Other expense	50,868	38,979	11,889	31

Total noninterest expense	$483,271	$446,009	$37,262	8%

Number of employees (average full-time equivalent)	11,875	11,765	110	1%

Impacts of Significant Items:	Fourth Quarter
(dollar amounts in thousands)	2014	2013
Personnel costs	$2,165	$52
Outside data processing and other services	306	880
Net occupancy	4,150	4,178
Equipment	2,003	846
Marketing	14	—
Other expense	11,644	953

Total noninterest expense adjustments	$20,282	$6,909

	Fourth Quarter		Change
(dollar amounts in thousands)	2014	2013	Amount	Percent
Personnel costs	$261,124	$249,502	$11,622	5%
Outside data processing and other services	53,379	50,191	3,188	6
Net occupancy	27,415	27,805	(390)	(1)
Equipment	29,978	27,929	2,049	7
Professional services	15,665	11,567	4,098	35
Marketing	12,452	13,704	(1,252)	(9)
Deposit and other insurance expense	13,099	10,056	3,043	30
Amortization of intangibles	10,653	10,320	333	3
Other expense	39,224	38,026	1,198	3

Total adjusted noninterest expense	$462,989	$439,100	$23,889	5%

Reported noninterest expense for the 2014 fourth quarter increased $37.3 million, or 8%, from the year-ago quarter, primarily reflecting:

•

$13.7 million, or 6%, increase in personnel costs. Excluding the impact of Significant Items, personnel costs increased $11.6 million, or 5%, primarily related to a $9.0 million increase in salaries reflecting 1% increase in the number of full-time equivalent employees and a $3.8 million increase in health insurance costs.

•	$11.9 million, or 31%, increase in other expense. Excluding the impact of Significant Items, other expenses increased $1.2 million, or 3%.

•	$4.1 million, or 35%, increase in professional services, reflecting an increase in outside consultant expenses and legal services.

•	$3.2 million, or 11%, increase in equipment. Excluding the impact of Significant Items, equipment expenses increased $2.0 million, or 7%, primarily reflecting higher depreciation expense.

Provision for Income Taxes

The provision for income taxes in the 2014 fourth quarter was $57.2 million and $52.0 million in the 2013 fourth quarter. The effective tax rates for the 2014 fourth quarter and 2013 fourth quarter were 25.9% and 24.8%, respectively. At December 31, 2014, we had a net federal deferred tax asset of $72.1 million and a net state deferred tax asset of $45.3 million. As of December 31, 2014 and December 31, 2013, there was no disallowed deferred tax asset for regulatory capital purposes.

Credit Quality

Credit quality performance in the 2014 fourth quarter reflected continued improvement in the overall loan portfolio relating to NCO activity, as well as in key credit quality metrics.

NCOs

Total NCOs for the 2014 fourth quarter were $23.0 million, or an annualized 0.20% of average total loans and leases. NCOs in the year-ago quarter were $46.4 million, or an annualized 0.43%. These declines reflected improvement in the overall credit quality of the portfolio.

NALs

NALs decreased $21.8 million, or 7%, compared to a year ago to $300.2 million, or 0.63% of total loans and leases. NPAs decreased $14.4 million, or 4%, to $337.7 million, or 0.71% of total loans and leases, OREO, and other NPAs.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Consolidated Financial Statements.)

ACL as a percent of total loans and leases at December 31, 2014, was 1.40%, down from 1.65% at December 31, 2013. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, we believe that early identification of loans with changes in credit metrics and aggressive action plans for these loans, combined with originating high quality new loans will contribute to maintaining our key credit quality metrics.

Table 46—Selected Quarterly Income Statement Data (1)

	2014
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$507,625	$501,060	$495,322	$472,455
Interest expense	34,373	34,725	35,274	34,949

Net interest income	473,252	466,335	460,048	437,506
Provision for credit losses	2,494	24,480	29,385	24,630

Net interest income after provision for credit losses	470,758	441,855	430,663	412,876
Total noninterest income	233,278	247,349	250,067	248,485
Total noninterest expense	483,271	480,318	458,636	460,121

Income before income taxes	220,765	208,886	222,094	201,240
Provision for income taxes	57,151	53,870	57,475	52,097

Net income	$163,614	$155,016	$164,619	$149,143
Dividends on preferred shares	7,963	7,964	7,963	7,964

Net income applicable to common shares	$155,651	$147,052	$156,656	$141,179

Common shares outstanding
Average—basic	811,967	816,497	821,546	829,659
Average—diluted(2)	825,338	829,623	834,687	842,677
Ending	811,455	814,454	817,002	827,772
Book value per common share	$7.32	$7.24	$7.17	$6.99
Tangible book value per common share(3)	6.62	6.53	6.48	6.31

Per common share
Net income—basic	$0.19	$0.18	$0.19	$0.17
Net income—diluted	0.19	0.18	0.19	0.17
Cash dividends declared	0.06	0.05	0.05	0.05

Common stock price, per share
High(4)	$10.74	$10.30	$10.29	$10.01
Low(4)	8.80	9.29	8.89	8.72
Close	10.52	9.73	9.54	9.97
Average closing price	9.97	9.79	9.41	9.50

Return on average total assets	1.00%	0.97%	1.07%	1.01%
Return on average common shareholders’ equity	10.3	9.9	10.8	9.9
Return on average tangible common shareholders’ equity(5)	11.9	11.4	12.4	11.4
Efficiency ratio(6)	66.2	65.3	62.7	66.4
Effective tax rate	25.9	25.8	25.9	25.9
Margin analysis-as a % of average earning assets(7)
Interest income(7)	3.41%	3.44%	3.53%	3.53%
Interest expense	0.23	0.24	0.25	0.26

Net interest margin (7)	3.18%	3.20%	3.28%	3.27%

Revenue—FTE
Net interest income	$473,252	$466,335	$460,048	$437,506
FTE adjustment	7,522	7,506	6,637	5,885

Net interest income(7)	480,774	473,841	466,685	443,391
Noninterest income	233,278	247,349	250,067	248,485

Total revenue (7)	$714,052	$721,190	$716,752	$691,876

Continued

Table 47—Selected Quarterly Income Statement, Capital, and Other Data—Continued (1)

Capital adequacy	2014
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$54,479	$53,239	$53,035	$51,120
Tier 1 leverage ratio(10)	9.74%	9.83%	10.01%	10.32%
Tier 1 risk-based capital ratio(10)	11.50	11.61	11.56	11.95
Total risk-based capital ratio(10)	13.56	13.72	13.67	14.13
Tier 1 common risk-based capital ratio(11)	10.23	10.31	10.26	10.60
Tangible common equity / tangible asset ratio(8)	8.17	8.35	8.38	8.63
Tangible equity / tangible asset ratio(9)	8.76	8.95	8.99	9.26
Tangible common equity / risk-weighted assets ratio	9.86	9.99	9.99	10.22

Table 48—Selected Quarterly Income Statement Data (1)

	2013
(dollar amounts in thousands, except per share amounts)	Fourth	Third	Second	First
Interest income	$469,824	$462,912	$462,582	$465,319
Interest expense	39,175	38,060	37,645	41,149

Net interest income	430,649	424,852	424,937	424,170
Provision for credit losses	24,331	11,400	24,722	29,592

Net interest income after provision for credit losses	406,318	413,452	400,215	394,578
Total noninterest income	249,892	253,767	251,919	256,618
Total noninterest expense	446,009	423,336	445,865	442,793

Income before income taxes	210,201	243,883	206,269	208,403
Provision for income taxes	52,029	65,047	55,269	55,129

Net income	$158,172	$178,836	$151,000	$153,274
Dividends on preferred shares	7,965	7,967	7,967	7,970

Net income applicable to common shares	$150,207	$170,869	$143,033	$145,304

Common shares outstanding
Average—basic	830,590	830,398	834,730	841,103
Average—diluted(2)	842,324	841,025	843,840	848,708
Ending	830,963	830,145	829,675	838,758
Book value per share	$6.86	$6.70	$6.49	$6.52
Tangible book value per share(3)	6.26	6.09	5.87	5.90

Per common share
Net income—basic	$0.18	$0.21	$0.17	$0.17
Net income —diluted	0.18	0.20	0.17	0.17
Cash dividends declared	0.05	0.05	0.05	0.04
Common stock price, per share
High(4)	$9.73	$8.78	$7.96	$7.55
Low(4)	8.04	7.90	6.82	6.48
Close	9.65	8.26	7.87	7.37
Average closing price	8.98	8.45	7.46	7.07

Return on average total assets	1.09%	1.27%	1.08%	1.12%
Return on average common shareholders’ equity	10.5	12.3	10.4	10.8
Return on average tangible common shareholders’ equity(5)	12.1	14.2	12.1	12.5

Efficiency ratio(6)	63.4	60.3	63.7	62.9

Effective tax rate (benefit)	24.8	26.7	26.8	26.5

Margin analysis-as a % of average earning assets(7)

Interest income(7)	3.58%	3.64%	3.68%	3.75%

Interest expense	0.30	0.30	0.30	0.33

Net interest margin (7)	3.28%	3.34%	3.38%	3.42%

Revenue—FTE
Net interest income	$430,649	$424,852	$424,937	$424,170
FTE adjustment	8,196	6,634	6,587	5,923

Net interest income(7)	438,845	431,486	431,524	430,093
Noninterest income	249,892	253,767	251,919	256,618

Total revenue (7)	$688,737	$685,253	$683,443	$686,711

Continued

Table 49—Selected Quarterly Income Statement, Capital, and Other Data—Continued (1)

Capital adequacy	2013
	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets (in millions)	$49,690	$48,687	$48,080	$47,937
Tier 1 leverage ratio(10)	10.67%	10.85%	10.64%	10.57%
Tier 1 risk-based capital ratio(10)	12.28	12.36	12.24	12.16
Total risk-based capital ratio(10)	14.57	14.67	14.57	14.55
Tier 1 common risk-based capital ratio(11)	10.90	10.85	10.71	10.62
Tangible common equity / tangible asset ratio(8)	8.82	9.00	8.76	8.91
Tangible equity / tangible asset ratio(9)	9.47	9.69	9.46	9.60
Tangible common equity / risk-weighted assets ratio	10.46	10.38	10.13	10.32

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the Significant Items section for additional discussion regarding these items.
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

(10)

In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, regulatory capital data has not been updated for the adoption of ASU 2014-01.

(11)

In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, Tier 1 capital, Tier 1 common equity, and risk-weighted assets have not been updated for the adoption of ASU 2014-01.

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

Allowance for Credit Losses

Our ACL of $0.7 billion at December 31, 2014, represents our estimate of probable credit losses inherent in our loan and lease portfolio and our unfunded loan commitments and letters of credit. We regularly review our ACL for appropriateness by performing on-going evaluations of the loan and lease portfolio. In doing so, we consider factors such as the differing economic risk associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We also evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. There is no certainty that our ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of our customer base materially deteriorates, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income and capital could be materially adversely affected which, in turn, could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our ACL and may require us to increase our provision for loan and lease losses or loan charge-offs. Any increase in our ACL or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Valuation of Financial Instruments

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets measured at fair value include mortgage loans held for sale, available-for-sale and trading securities, certain securitized automobile loans, derivatives, and certain securitization trust notes payable. At December 31, 2014, approximately $9.9 billion of our assets and $0.3 billion of our liabilities were recorded at fair value. In addition to the above mentioned on-going fair value measurements, fair value is also the unit of measure for recording business combinations and other non-recurring financial assets and liabilities.

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

Pooled-trust-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third-party pricing specialist with direct industry experience in pooled-trust-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third-party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value that is compliant with ASC 820.

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
(See Note 15 of the Notes to Consolidated Financial Statements.)

Deferred Tax Assets

At December 31, 2014, we had a net federal deferred tax asset of $72.1 million and a net state deferred tax asset of $45.3 million. A valuation allowance is provided when it is more-likely-than-not some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, was considered to determine whether, based on the weight of that evidence, impairment should be recognized. Our forecast process includes judgmental and quantitative elements that may be subject to significant change. If our forecast of taxable income within the carryforward periods available under applicable law is not sufficient to cover the amount of net deferred tax assets, such assets may be impaired. Based on our analysis of both positive and negative evidence and our ability to offset the net deferred tax assets against our forecasted future taxable income, there was no impairment of the net deferred tax assets at December 31, 2014, for regulatory capital purposes.

Recent Accounting Pronouncements and Developments

Note 2 to Consolidated Financial Statements discusses new accounting pronouncements adopted during 2014 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Consolidated Financial Statements.

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

REPORT OF MANAGEMENT

The Management of Huntington Bancshares Incorporated (Huntington or the Company) is responsible for the financial information and representations contained in the Consolidated Financial Statements and other sections of this report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2014, the audit committee of the board of directors met regularly with Management, Huntington’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, Huntington maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Huntington’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, Management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Stephen D. Steinour – Chairman, President, and Chief Executive Officer

Howell D. McCullough III – Senior Executive Vice President and Chief Financial Officer

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 13, 2015 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Bancshares Incorporated

Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Bancshares Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio

February 13, 2015

Huntington Bancshares Incorporated

Consolidated Balance Sheets

	December 31,
(dollar amounts in thousands, except number of shares)	2014	2013
Assets
Cash and due from banks	$1,220,565	$1,001,132
Interest-bearing deposits in banks	64,559	57,043
Trading account securities	42,191	35,573
Loans held for sale	416,327	326,212
(includes $354,888 and $278,928 respectively, measured at fair value)(1)
Available-for-sale and other securities	9,384,670	7,308,753
Held-to-maturity securities	3,379,905	3,836,667
Loans and leases (includes $50,617 and $52,286 respectively, measured at fair value)(1)
Commercial and industrial loans and leases	19,033,146	17,594,276
Commercial real estate loans	5,197,403	4,850,094
Automobile loans	8,689,902	6,638,713
Home equity loans	8,490,915	8,336,318
Residential mortgage loans	5,830,609	5,321,088
Other consumer loans	413,751	380,011

Loans and leases	47,655,726	43,120,500
Allowance for loan and lease losses	(605,196)	(647,870)

Net loans and leases	47,050,530	42,472,630

Bank owned life insurance	1,718,436	1,647,170
Premises and equipment	616,407	634,657
Goodwill	522,541	444,268
Other intangible assets	74,671	93,193
Accrued income and other assets	1,807,208	1,609,876

Total assets	$66,298,010	$59,467,174

Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits—noninterest-bearing	$15,393,226	$13,650,468
Interest-bearing	35,937,873	33,540,545
Deposits in foreign offices	401,052	315,705

Deposits	51,732,151	47,506,718
Short-term borrowings	2,397,101	2,352,143
Long-term debt	4,335,962	2,458,272
Accrued expenses and other liabilities	1,504,626	1,059,888

Total liabilities	59,969,840	53,377,021

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares;
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,131	8,322
Capital surplus	7,221,745	7,398,515
Less treasury shares, at cost	(13,382)	(9,643)
Accumulated other comprehensive loss	(222,292)	(214,009)
Retained (deficit) earnings	(1,052,324)	(1,479,324)

Total shareholders’ equity	6,328,170	6,090,153

Total liabilities and shareholders’ equity	$66,298,010	$59,467,174

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	813,136,321	832,217,098
Common shares outstanding	811,454,676	830,963,427
Treasury shares outstanding	1,681,645	1,253,671
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option. See Note 17.

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Income

	Year Ended December 31,
(dollar amounts in thousands, except per share amounts)	2014	2013	2012
Interest and fee income:
Loans and leases	$1,674,563	$1,629,939	$1,675,295
Available-for-sale and other securities
Taxable	171,080	148,557	184,340
Tax-exempt	28,965	12,678	8,999
Held-to-maturity securities	88,724	50,214	24,088
Other	13,130	19,249	37,541

Total interest income	1,976,462	1,860,637	1,930,263

Interest expense
Deposits	86,453	116,241	162,167
Short-term borrowings	2,940	700	2,048
Federal Home Loan Bank advances	1,011	1,077	819
Subordinated notes and other long-term debt	48,917	38,011	54,705

Total interest expense	139,321	156,029	219,739

Net interest income	1,837,141	1,704,608	1,710,524
Provision for credit losses	80,989	90,045	147,388

Net interest income after provision for credit losses	1,756,152	1,614,563	1,563,136

Service charges on deposit accounts	273,741	271,802	262,179
Trust services	115,972	123,007	121,897
Electronic banking	105,401	92,591	82,290
Mortgage banking income	84,887	126,855	191,092
Brokerage income	68,277	69,624	72,684
Insurance income	65,473	69,264	71,319
Bank owned life insurance income	57,048	56,419	56,042
Capital markets fees	43,731	45,220	48,160
Gain on sale of loans	21,091	18,171	58,182
Net gains on sales of securities	17,554	2,220	6,388
Impairment losses recognized in earnings on available-for-sale securities (a)	—	(1,802)	(1,619)
Other income	126,004	138,825	137,707

Total noninterest income	979,179	1,012,196	1,106,321

Personnel costs	1,048,775	1,001,637	988,193
Outside data processing and other services	212,586	199,547	190,255
Net occupancy	128,076	125,344	111,160
Equipment	119,663	106,793	102,947
Professional services	59,555	40,587	65,758
Marketing	50,560	51,185	64,263
Deposit and other insurance expense	49,044	50,161	68,330
Amortization of intangibles	39,277	41,364	46,549
Gain on early extinguishment of debt	—	—	(798)
Other expense	174,810	141,385	199,219

Total noninterest expense	1,882,346	1,758,003	1,835,876

Income before income taxes	852,985	868,756	833,581
Provision for income taxes	220,593	227,474	202,291

Net income	632,392	641,282	631,290
Dividends on preferred shares	31,854	31,869	31,989

Net income applicable to common shares	$600,538	$609,413	$599,301

Average common shares—basic	819,917	834,205	857,962
Average common shares—diluted	833,081	843,974	863,402
Per common share:
Net income—basic	$0.73	$0.73	$0.70
Net income—diluted	0.72	0.72	0.69
Cash dividends declared	0.21	0.19	0.16

(a)	The following OTTI losses are included in securities losses for the periods presented:

Total OTTI losses	$—	$(1,870)	$(1,886)
Noncredit-related portion of loss recognized in OCI	—	68	267

Net impairment credit losses recognized in earnings	$—	$(1,802)	$(1,619)

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Net income	$632,392	$641,282	$631,290

Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries (losses) on debt securities not expected to be sold	8,780	153	12,490
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains and losses	45,783	(77,593)	55,305

Total unrealized gains (losses) on available-for-sale and other securities	54,563	(77,440)	67,795
Unrealized gains (losses) on cash flow hedging derivatives, net of reclassifications to income	6,611	(65,928)	6,186
Change in accumulated unrealized losses for pension and other post-retirement obligations	(69,457)	80,176	(51,035)

Other comprehensive income (loss), net of tax	(8,283)	(63,192)	22,946

Comprehensive income	$624,109	$578,090	$654,236

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated
	Series A		Series B							Other	Retained
(all amounts in thousands,			Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2014
Balance, beginning of year	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153

Net income											632,392	632,392
Other comprehensive income (loss)										(8,283)		(8,283)
Repurchases of common stock					(35,709)	(357)	(334,072)					(334,429)
Cash dividends declared:
Common ($0.21 per share)											(171,692)	(171,692)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($29.33 per share)											(1,041)	(1,041)
Shares issued pursuant to acquisition					8,694	87	91,577					91,664
Shares sold to HIP					276	3	2,594					2,597
Recognition of the fair value of share-based compensation							43,666					43,666
Other share-based compensation activity					6,752	68	17,219				(1,774)	15,513
Other					906	8	2,246	(351)	(3,739)		(72)	(1,557)

Balance, end of year	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated
	Series A		Series B							Other	Retained
(all amounts in thousands,			Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2013
Balance, beginning of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500

Net income											641,282	641,282
Other comprehensive income (loss)										(63,192)		(63,192)
Repurchase of common stock					(16,708)	(167)	(124,828)					(124,995)
Cash dividends declared:
Common ($0.19 per share)											(158,194)	(158,194)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,055)	(1,055)
Recognition of the fair value of share-based compensation							37,007					37,007
Other share-based compensation activity					4,820	48	12,812				(873)	11,987
Other							(1,625)	(39)	1,278		(27)	(374)

Balance, end of year	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,479,324)	$6,090,153

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock									Accumulated
	Series A		Series B							Other	Retained
(all amounts in thousands,			Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Year Ended December 31, 2012
Balance, beginning of year	363	$362,507	35	$23,785	865,585	$8,656	$7,596,809	(1,178)	$(10,255)	$(173,763)	$(2,391,618)	$5,416,121

Net income											631,290	631,290
Other comprehensive income (loss)										22,946		22,946
Repurchase of common stock					(23,328)	(233)	(148,648)					(148,881)
Cash dividends declared:
Common ($0.16 per share)											(136,887)	(136,887)
Preferred Series A ($85.00 per share)											(30,813)	(30,813)
Preferred Series B ($33.14 per share)											(1,176)	(1,176)
Recognition of the fair value of share-based compensation							27,873					27,873
Other share-based compensation activity					1,848	18	(795)				(348)	(1,125)
Other							(90)	(114)	(666)		(92)	(848)

Balance, end of year	363	$362,507	35	$23,785	844,105	$8,441	$7,475,149	(1,292)	$(10,921)	$(150,817)	$(1,929,644)	$5,778,500

See Notes to Consolidated Financial Statements

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Operating activities
Net income	$632,392	$641,282	$631,290
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Impairment of goodwill	3,000	—	—
Provision for credit losses	80,989	90,045	147,388
Depreciation and amortization	332,832	281,545	274,572
Share-based compensation expense	43,666	37,007	27,873
Change in deferred income taxes	35,174	106,022	159,938
Originations of loans held for sale	(2,419,007)	(2,845,275)	(3,814,572)
Principal payments on and proceeds from loans held for sale	2,385,596	3,017,430	3,731,465
Gain on sale of loans held for sale	(25,392)	(44,787)	(60,251)
Gain on early extinguishment of debt	—	—	(798)
Bargain purchase gain	—	—	(11,217)
Net gains on sales of securities	(17,554)	(2,220)	(6,388)
Impairment losses recognized in earnings on available-for-sale securities	—	1,802	1,619
Net Change in:
Trading account securities	(6,618)	55,632	(45,306)
Accrued income and other assets	(438,366)	10,500	458,328
Accrued expense and other liabilities	282,074	(335,738)	(491,811)

Net cash provided by (used for) operating activities	888,786	1,013,245	1,002,130

Investing activities
Decrease (increase) in interest-bearing deposits in banks	(7,516)	146,584	70,980
Net cash received in acquisitions	691,637	—	40,258
Proceeds from:
Maturities and calls of available-for-sale and other securities	1,480,505	1,414,114	1,776,594
Maturities of held-to-maturity securities	452,785	278,136	113,576
Sales of available-for-sale and other securities	1,152,907	410,106	957,930
Purchases of available-for-sale and other securities	(4,553,857)	(1,416,795)	(2,384,824)
Purchases of held-to-maturity securities	—	(2,081,373)	(941,119)
Net proceeds from sales of loans	353,811	459,006	3,092,643
Net loan and lease activity, excluding sales	(4,232,350)	(3,386,753)	(3,287,000)
Proceeds from sale of operating lease assets	17,591	10,227	30,322
Purchases of premises and equipment	(58,862)	(102,208)	(129,641)
Proceeds from sales of other real estate	38,479	40,448	56,762
Purchases of loans and leases	(345,039)	(16,170)	(484,157)
Purchases of customer lists	(946)	—	—
Other, net	6,074	4,345	4,698

Net cash provided by (used for) investing activities	(5,004,781)	(4,240,333)	(1,082,978)

Financing activities
Increase (decrease) in deposits	2,923,928	1,258,038	2,262,213
Increase (decrease) in short-term borrowings	118,698	854,558	(939,979)
Proceeds from issuance of long-term debt	2,000,000	1,250,000	2,515,000
Maturity/redemption of long-term debt	(198,922)	(102,086)	(3,290,095)
Dividends paid on preferred stock	(31,854)	(31,869)	(31,719)
Dividends paid on common stock	(166,935)	(150,608)	(137,616)
Repurchase of common stock	(334,429)	(124,995)	(148,881)
Proceeds from stock options exercised	17,710	12,601	2,000
Net proceeds from issuance of common stock	2,597	—	—
Other, net	4,635	(225)	(3,237)

Net cash provided by (used for) financing activities	4,335,428	2,965,414	227,686

Increase (decrease) in cash and cash equivalents	219,433	(261,674)	146,838
Cash and cash equivalents at beginning of period	1,001,132	1,262,806	1,115,968

Cash and cash equivalents at end of period	$1,220,565	$1,001,132	$1,262,806

Supplemental disclosures:
Interest paid	$131,488	$155,832	$231,897
Income taxes paid (refunded)	139,918	109,432	6,389
Non-cash activities:
Loans transferred to available-for-sale securities	—	600,435	—
Loans transferred to portfolio from held-for-sale	45,240	307,303	—
Transfer of loans to OREO	39,066	34,372	56,762
Transfer of securities to held-to-maturity from available-for-sale	—	292,164	278,748
Loans transferred to held-for-sale from portfolio	96,643	53,360	306,261
Dividends accrued, paid in subsequent quarter	54,143	47,898	47,312

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

Basis of Presentation — The Consolidated Financial Statements include the accounts of Huntington and its majority-owned subsidiaries and are presented in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation. Companies in which Huntington holds more than a 50% voting equity interest, or a controlling financial interest, or are a VIE in which Huntington has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs are legal entities with insubstantial equity, whose equity investors lack the ability to make decisions about the entity’s activities, or whose equity investors do not have the right to receive the residual returns of the entity if they occur. VIEs in which Huntington does not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. For consolidated entities where Huntington holds less than a 100% interest, Huntington recognizes non-controlling interest (included in shareholders’ equity) for the equity held by others and non-controlling profit or loss (included in noninterest expense) for the portion of the entity’s earnings attributable to other’s interests. Investments in companies that are not consolidated are accounted for using the equity method when Huntington has the ability to exert significant influence. Those investments in nonmarketable securities for which Huntington does not have the ability to exert significant influence are generally accounted for using the cost method. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in accrued income and other assets and Huntington’s proportional interest in the equity investments’ earnings are included in other noninterest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan portfolio. These judgments consider on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business segments such as healthcare, ABL, and energy, and the overall condition of the manufacturing industry. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. Management’s determinations regarding the appropriateness of the ACL are reviewed and approved by the Company’s Audit and Risk Oversight Committees.

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

When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-

modification terms. Cash receipts received on nonaccruing impaired loans within any class are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2013-11— Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, unrecognized tax benefits should be presented in the financial statements as a liability and should not be combined with deferred tax assets in circumstances where availability or legal requirement and intent to settle additional incomes taxes is not met. The amendments were applied prospectively and were effective for interim and annual reporting periods beginning January 1, 2014. The amendments did not have a material impact to Huntington’s Consolidated Financial Statements.

ASU 2014-01— Investments (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

The amendments in ASU 2014-01 permit entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Huntington elected to early adopt the amended guidance during the first quarter of 2014. The guidance was applied retrospectively to all prior periods presented. The adoption resulted in an immaterial adjustment reducing retained earnings at the beginning of 2010. The impact to current period net income was not material. See discussion on Low Income Housing Tax Credit Partnerships in Note 19 for further information on this topic.

ASU 2014-04— Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Management does not believe the amendments will have a material impact to Huntington’s Consolidated Financial Statements.

ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently assessing the impact to Huntington’s Consolidated Financial Statements.

ASU 2014-11— Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement, as well as additional required disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Management is currently assessing the impact to Huntington’s Consolidated Financial Statements.

ASU 2014-12— Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is currently assessing the impact to Huntington’s Consolidated Financial Statements.

ASU 2014-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity The amendments allow a reporting entity that consolidates a collateralized financing entity within the scope of the guidance to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using the measurement alternative. Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Management does not believe the amendments will have a material impact to Huntington’s Consolidated Financial Statements.

ASU 2014-14— Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Management does not believe the amendments will have a material impact to Huntington’s Consolidated Financial Statements.

3. LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At December 31, 2014 and 2013, the aggregate amount of these net unamortized deferred loan origination fees and net unearned income was $178.7 million and $192.9 million, respectively.

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

Direct Financing Leases

Huntington’s loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in C&I loans. Net investments in lease financing receivables by category at December 31, 2014 and 2013 were as follows:

	At December 31,
(dollar amounts in thousands)	2014	2013
Commercial and industrial:
Lease payments receivable	$1,051,744	$1,426,928
Estimated residual value of leased assets	483,407	409,184

Gross investment in commercial lease financing receivables	1,535,151	1,836,112
Net deferred origination costs	2,557	3,105
Unearned income	(131,027)	(165,052)

Total net investment in commercial lease financing receivables	$1,406,681	$1,674,165

The future lease rental payments due from customers on direct financing leases at December 31, 2014, totaled $1.1 billion and were as follows: $0.3 billion in 2015, $0.2 billion in 2016, $0.2 billion in 2017, $0.1 billion in 2018, $0.1 billion in 2019, and $0.2 thereafter.

Fidelity Bank acquisition

On March 30, 2012, Huntington acquired the loans of Fidelity Bank located in Dearborn, Michigan from the FDIC. Under the agreement, loans with a fair value of $523.9 million were acquired by Huntington.

Camco Financial acquisition

On March 1, 2014, Huntington completed its acquisition of Camco Financial in a stock and cash transaction valued at $109.5 million. Loans with a fair value of $559.4 million were acquired by Huntington.

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

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Camco Financial loans at acquisition date:

March 1,
(dollar amounts in thousands)	2014
Contractually required payments including interest	$14,363
Less: nonaccretable difference	(11,234)

Cash flows expected to be collected	3,129
Less: accretable yield	(143)

Fair value of credit impaired loans acquired	$2,986

The following table presents a rollforward of the accretable yield by acquisition for the year ended December 31, 2014 and 2013:

(dollar amounts in thousands)	2014	2013
Fidelity Bank
Balance at January 1,	$27,995	$23,251
Accretion	(13,485)	(15,931)
Reclassification from nonaccretable difference	4,878	20,675

Balance at December 31,	$19,388	$27,995

Camco Financial
Impact of acquisition on March 1, 2014	143	—
Accretion	(5,597)	—
Reclassification from nonaccretable difference	6,278	—

Balance at December 31,	$824	$—

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at December 31, 2014 and 2013 was $4.1 million and $2.4 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$22,405	$33,622	$35,526	$50,798
Commercial real estate	36,663	87,250	82,073	154,869
Residential mortgage	1,912	3,096	2,498	3,681
Other consumer	51	123	129	219

Total	$61,031	$124,091	$120,226	$209,567

Camco Financial
Commercial and industrial	$823	$1,685	$—	$—
Commercial real estate	1,708	3,826	—	—

Total	$2,531	$5,511	$—	$—

Loan Purchases and Sales

The following table summarizes significant portfolio loan purchase and sale activity for the years ended December 31, 2014, and 2013. The table below excludes mortgage loans originated for sale.

	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
(dollar amounts in thousands)
Portfolio loans purchased during the:
Year ended December 31, 2014	$326,557	$—	$—	$—	$18,482	$—	$345,039
Year ended December 31, 2013	109,723	—	—	—	—	—	109,723

Portfolio loans sold or transferred to loans held for sale during the:
Year ended December 31, 2014	352,062	8,447	—	—	—	7,592	368,101
Year ended December 31, 2013	225,930	4,767	—	—	205,334	—	436,031

NALs and Past Due Loans

The following table presents NALs by loan class for the years ended December 31, 2014 and 2013:

	December 31,
(dollar amounts in thousands)	2014	2013
Commercial and industrial:
Owner occupied	$41,285	$38,321
Other commercial and industrial	30,689	18,294

Total commercial and industrial	$71,974	$56,615
Commercial real estate:
Retail properties	$21,385	$27,328
Multi family	9,743	9,289
Office	7,707	18,995
Industrial and warehouse	3,928	6,310
Other commercial real estate	5,760	11,495

Total commercial real estate	$48,523	$73,417

Automobile	$4,623	$6,303

Home equity:
Secured by first-lien	$46,938	$36,288
Secured by junior-lien	31,622	29,901

Total home equity	$78,560	$66,189

Residential mortgage	$96,564	$119,532

Other consumer	$—	$—

Total nonaccrual loans	$300,244	$322,056

The amount of interest that would have been recorded under the original terms for total NAL loans was $20.6 million, $23.4 million, and $40.4 million for 2014, 2013, and 2012, respectively. The total amount of interest recorded to interest income for these loans was $8.4 million, $5.0 million, and $4.8 million in 2014, 2013, and 2012, respectively.

The following table presents an aging analysis of loans and leases, including past due loans and leases, by loan class for the years ended December 31, 2014 and 2013 (1):

December 31, 2014
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 days	60-89 days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,232	$2,981	$18,222	$26,435	$4,228,440	$4,254,875	$—
Purchased credit-impaired	846	—	4,937	5,783	17,445	23,228	4,937	(2)
Other commercial and industrial	15,330	1,536	9,101	25,967	14,729,076	14,755,043	—

Total commercial and industrial	$21,408	$4,517	$32,260	$58,185	$18,974,961	$19,033,146	$4,937
Commercial real estate:
Retail properties	$7,866	$—	$4,021	$11,887	$1,345,859	$1,357,746	$—
Multi family	1,517	312	3,337	5,166	1,085,250	1,090,416	—
Office	464	1,167	4,415	6,046	974,257	980,303	—
Industrial and warehouse	688	—	2,649	3,337	510,064	513,401	—

Purchased credit-impaired	89	289	18,793	19,171	19,200	38,371	18,793	(2)
Other commercial real estate	847	1,281	3,966	6,094	1,211,072	1,217,166	—

Total commercial real estate	$11,471	$3,049	$37,181	$51,701	$5,145,702	$5,197,403	$18,793
Automobile	$56,272	$10,427	$5,963	$72,662	$8,617,240	$8,689,902	$5,703
Home equity:
Secured by first-lien	$15,036	$8,085	$33,014	$56,135	$5,072,669	$5,128,804	$4,471
Secured by junior-lien	22,473	12,297	33,406	68,176	3,293,935	3,362,111	7,688

Total home equity	$37,509	$20,382	$66,420	$124,311	$8,366,604	$8,490,915	$12,159
Residential mortgage:
Residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,544,607	$5,828,697	$88,052	(3)
Purchased credit-impaired	—	—	—	—	1,912	1,912	—	(2)

Total residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,546,519	$5,830,609	$88,052
Other consumer:
Other consumer	$5,491	$1,086	$837	$7,414	$406,286	$413,700	$837
Purchased credit-impaired	—	—	—	—	51	51	—	(2)

Total other consumer	$5,491	$1,086	$837	$7,414	$406,337	$413,751	$837
Total loans and leases	$234,853	$81,470	$282,040	$598,363	$47,057,363	$47,655,726	$130,481

December 31, 2013
	Past Due					Total Loans and Leases	90 or more days past due and accruing
(dollar amounts in thousands)	30-59 days	60-89 days	90 or more days	Total	Current
Commercial and industrial:
Owner occupied	$5,935	$1,879	$25,658	$33,472	$4,314,400	$4,347,872	$—
Purchased credit-impaired	241	433	14,562	15,236	20,290	35,526	14,562	(2)
Other commercial and industrial	10,342	3,075	11,210	24,627	13,186,251	13,210,878	—

Total commercial and industrial	$16,518	$5,387	$51,430	$73,335	$17,520,941	$17,594,276	$14,562
Commercial real estate:
Retail properties	$19,372	$1,228	$5,252	$25,852	$1,237,717	$1,263,569	$—
Multi family	2,425	943	6,726	10,094	1,015,497	1,025,591	—
Office	1,635	545	12,700	14,880	927,413	942,293	—
Industrial and warehouse	465	3,714	4,395	8,574	464,319	472,893	—
Purchased credit-impaired	1,311	—	39,142	40,453	41,620	82,073	39,142	(2)
Other commercial real estate	5,922	1,134	7,192	14,248	1,049,427	1,063,675	—

Total commercial real estate	$31,130	$7,564	$75,407	$114,101	$4,735,993	$4,850,094	$39,142
Automobile	$45,174	$8,863	$5,140	$59,177	$6,579,536	$6,638,713	$5,055
Home equity:
Secured by first-lien	$20,551	$8,746	$28,472	$57,769	$4,784,375	$4,842,144	$6,338
Secured by junior-lien	28,965	13,071	31,392	73,428	3,420,746	3,494,174	7,645

Total home equity	49,516	$21,817	$59,864	$131,197	$8,205,121	$8,336,318	$13,983
Residential mortgage:
Residential mortgage	101,584	$41,784	$158,956	$302,324	$5,016,266	$5,318,590	$90,115	(4)
Purchased credit-impaired	194	—	339	533	1,965	2,498	339	(2)

Total residential mortgage	$101,778	$41,784	$159,295	$302,857	$5,018,231	$5,321,088	$90,454
Other consumer:
Other consumer	6,465	$1,276	$998	$8,739	$371,143	$379,882	$998
Purchased credit-impaired	69	—	—	69	60	129	—	(2)

Total other consumer	$6,534	$1,276	$998	$8,808	$371,203	$380,011	$998
Total loans and leases	$250,650	$86,691	$352,134	$689,475	$42,431,025	$43,120,500	$164,194

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	All amounts represent accruing purchased credit-impaired loans related to the Camco Financial and FDIC-assisted Fidelity Bank acquisition. Under the applicable accounting guidance (ASC-310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(3)	Includes $55,012 thousand guaranteed by the U.S. government.
(4)	Includes $87,985 thousand guaranteed by the U.S. government.

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

The following table presents ALLL and AULC activity by portfolio segment for the years ended December 31, 2014, 2013, and 2012:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Year ended December 31, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(76,654)	(24,704)	(31,330)	(54,473)	(25,946)	(33,494)	(246,601)
Recoveries of loans previously charged-off	44,531	34,071	13,762	17,526	6,194	5,890	121,974
Provision for loan and lease losses	53,317	(69,085)	19,981	22,229	27,386	29,254	83,082
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,129)	(1,129)

ALLL balance, end of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for unfunded loan commitments and letters of credit	(608)	(3,850)	—	161	(1)	2,205	(2,093)

AULC balance, end of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806

ACL balance, end of period	$335,983	$108,880	$33,466	$98,337	$47,219	$42,117	$666,002

(dollar amounts in thousands)
Year ended December 31, 2013:
ALLL balance, beginning of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075
Loan charge-offs	(45,904)	(69,512)	(23,912)	(98,184)	(34,236)	(34,568)	(306,316)
Recoveries of loans previously charged-off	29,514	44,658	13,375	15,921	7,074	7,108	117,650

Provision for loan and lease losses	41,140	(97,958)	6,611	74,630	5,417	37,957	67,797
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	(336)	—	(336)

ALLL balance, end of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

AULC balance, beginning of period	$33,868	$4,740	$—	$1,356	$3	$684	$40,651
Provision for unfunded loan commitments and letters of credit	15,728	5,151	—	407	6	956	22,248

AULC balance, end of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899

ACL balance, end of period	$315,397	$172,448	$31,053	$112,894	$39,586	$39,391	$710,769

(dollar amounts in thousands)
Year Ended December 31, 2012:
ALLL balance, beginning of period	$275,367	$388,706	$38,282	$143,873	$87,194	$31,406	$964,828
Loan charge-offs	(101,475)	(118,051)	(26,070)	(124,286)	(52,228)	(33,090)	(455,200)
Recoveries of loans previously charged-off	37,227	39,622	16,628	7,907	4,305	7,049	112,738
Provision for loan and lease losses	29,932	(24,908)	12,964	91,270	24,046	21,889	155,193
Allowance for loans sold or transferred to loans held for sale	—	—	(6,825)	—	(1,659)	—	(8,484)

ALLL balance, end of period	$241,051	$285,369	$34,979	$118,764	$61,658	$27,254	$769,075

AULC balance, beginning of period	$39,658	$5,852	$—	$2,134	$1	$811	$48,456
Provision for unfunded loan commitments and letters-of-credit	(5,790)	(1,112)	—	(778)	2	(127)	(7,805)

AULC balance, end of period	33,868	4,740	—	1,356	3	684	40,651

ACL balance, end of period	$274,919	$290,109	$34,979	$120,120	$61,661	$27,938	$809,726

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

The following table presents each loan and lease class by credit quality indicator for the years ended December 31, 2014 and 2013:

	December 31, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,959,046	$117,637	$175,767	$2,425	$4,254,875
Purchased impaired	3,915	741	14,901	3,671	23,228
Other commercial and industrial	13,925,334	386,666	440,036	3,007	14,755,043

Total commercial and industrial	$17,888,295	$505,044	$630,704	$9,103	$19,033,146

Commercial real estate:
Retail properties	$1,279,064	$10,204	$67,911	$567	$1,357,746
Multi family	1,044,521	12,608	32,322	965	1,090,416
Office	902,474	33,107	42,578	2,144	980,303
Industrial and warehouse	487,454	7,877	17,781	289	513,401
Purchased impaired	6,914	803	25,460	5,194	38,371
Other commercial real estate	1,166,293	9,635	40,019	1,219	1,217,166

Total commercial real estate	$4,886,720	$74,234	$226,071	$10,378	$5,197,403

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,165,811	$3,249,141	$1,028,381	$246,569	$8,689,902

Home equity:
Secured by first-lien	$3,255,088	$1,426,191	$283,152	$164,373	$5,128,804
Secured by junior-lien	1,832,663	1,095,332	348,825	85,291	3,362,111

Total home equity	$5,087,751	$2,521,523	$631,977	$249,664	$8,490,915

Residential mortgage:
Residential mortgage	$3,285,310	$1,785,137	$666,562	$91,688	$5,828,697
Purchased impaired	594	1,135	183	—	1,912

Total residential mortgage	$3,285,904	$1,786,272	$666,745	$91,688	$5,830,609

Other consumer:
Other consumer	$195,128	$187,781	$30,582	$209	$413,700
Purchased impaired	—	51	—	—	51

Total other consumer loans	$195,128	$187,832	$30,582	$209	$413,751

	December 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$4,052,579	$130,645	$155,994	$8,654	$4,347,872
Purchased impaired	5,015	661	27,693	2,157	35,526
Other commercial and industrial	12,630,512	211,860	364,343	4,163	13,210,878

Total commercial and industrial	$16,688,106	$343,166	$548,030	$14,974	$17,594,276

Commercial real estate:
Retail properties	$1,153,747	$16,003	$93,819	$—	$1,263,569
Multi family	972,526	16,540	36,411	114	1,025,591

Office	847,411	4,866	87,722	2,294	942,293
Industrial and warehouse	431,057	14,138	27,698	—	472,893
Purchased impaired	13,127	3,586	62,577	2,783	82,073
Other commercial real estate	977,987	16,270	68,653	765	1,063,675

Total commercial real estate	$4,395,855	$71,403	$376,880	$5,956	$4,850,094

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$2,987,323	$2,517,756	$945,604	$188,030	$6,638,713

Home equity:
Secured by first-lien	3,018,784	1,412,445	299,681	111,234	4,842,144
Secured by junior-lien	1,811,102	1,213,024	413,695	56,353	3,494,174

Total home equity	$4,829,886	$2,625,469	$713,376	$167,587	$8,336,318

Residential mortgage:
Residential mortgage	2,837,590	1,710,183	699,541	71,276	5,318,590
Purchased impaired	588	989	921	—	2,498

Total residential mortgage	2,838,178	$1,711,172	$700,462	$71,276	$5,321,088

Other consumer:
Other consumer	161,858	157,675	45,370	14,979	379,882
Purchased impaired	—	60	69	—	129

Total other consumer loans	161,858	$157,735	$45,439	$14,979	$380,011

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

Impaired Loans

For all classes within the C&I and CRE portfolios, all loans with an outstanding balance of $1.0 million or greater are considered for individual evaluation of impairment on a quarterly basis. Generally, consumer loans within any class are not individually evaluated on a regular basis for impairment. All TDRs, regardless of the outstanding balance amount, are also considered to be impaired. Loans acquired with evidence of deterioration of credit quality since origination for which it is probable at acquisition that all contractually required payments will not be collected are also considered to be impaired.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance for the years ended December 31, 2014, and 2013 (1):

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2014:

Portion of ALLL balance:

Attributable to purchased credit-impaired loans	$3,846	$—	$—	$—	$8	$245	$4,099
Attributable to loans individually evaluated for impairment	11,049	18,887	1,531	26,027	16,535	214	74,243
Attributable to loans collectively evaluated for impairment	272,100	83,952	31,935	70,386	30,668	37,813	526,854

Total ALLL balance	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196

Loans and Leases at December 31, 2014:
Portion of loan and lease ending balance:

Attributable to purchased credit-impaired loans	$23,228	$38,371	$—	$—	$1,912	$51	$63,562
Individually evaluated for impairment	216,993	217,262	30,612	310,446	369,577	4,088	1,148,978
Collectively evaluated for impairment	18,792,925	4,941,770	8,659,290	8,180,469	5,459,120	409,612	46,443,186

Total loans evaluated for impairment	$19,033,146	$5,197,403	$8,689,902	$8,490,915	$5,830,609	$413,751	$47,655,726

Portion of ending balance of impaired loans:
With allowance assigned to the loan and lease balances	$202,376	$144,162	$30,612	$310,446	$371,489	$4,139	$1,063,224
With no allowance assigned to the loan and lease balances	37,845	111,471	—	—	—	—	149,316

Total	$240,221	$255,633	$30,612	$310,446	$371,489	$4,139	$1,212,540

Average balance of impaired loans	$174,316	$511,590	$34,637	$258,881	$384,026	$2,879	$1,366,329
ALLL on impaired loans	14,895	18,887	1,531	26,027	16,543	459	78,342

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2013:
Portion of ending balance:
Attributable to purchased credit-impaired loans	$2,404	$—	$—	$—	$36	$—	$2,440
Attributable to loans individually evaluated for impairment	6,129	34,935	682	8,003	10,555	136	60,440
Attributable to loans collectively evaluated for impairment	257,268	127,622	30,371	103,128	28,986	37,615	584,990

Total ALLL balance	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870

Loans and Leases at December 31, 2013:
Portion of ending balance of impaired loans:
Attributable to purchased credit-impaired loans	$35,526	$82,073	$—	$—	$2,498	$129	$120,226
Individually evaluated for impairment	108,316	268,362	37,084	208,981	387,937	1,041	1,011,721
Collectively evaluated for impairment	17,450,434	4,499,659	6,601,629	8,127,337	4,930,653	378,841	41,988,553

Total loans evaluated for impairment	$17,594,276	$4,850,094	$6,638,713	$8,336,318	$5,321,088	$380,011	$43,120,500

Portion of ending balance:
With allowance assigned to the loan and lease balances	$126,626	$187,836	$37,084	$208,981	$390,435	$1,041	$952,003
With no allowance assigned to the loan and lease balances	17,216	162,599	—	—	—	129	179,944

Total	$143,842	$350,435	$37,084	$208,981	$390,435	$1,170	$1,131,947

Average balance of impaired loans	$166,173	$365,053	$39,861	$162,170	$379,815	$2,248	$1,115,320
ALLL on impaired loans	8,533	34,935	682	8,003	10,591	136	62,880

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans for the years ended December 31, 2014 and 2013 (1), (2):

	December 31, 2014			Year Ended December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,536	$13,536	$—	$5,740	$205
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	24,309	26,858	—	7,536	375

Total commercial and industrial	$37,845	$40,394	$—	$13,276	$580

Commercial real estate:
Retail properties	$61,915	$91,627	$—	$53,121	$2,454
Multi family	—	—	—	—	—
Office	1,130	3,574	—	3,709	311
Industrial and warehouse	3,447	3,506	—	5,012	248
Purchased credit-impaired	38,371	91,075	—	59,424	11,519
Other commercial real estate	6,608	6,815	—	6,598	286

Total commercial real estate	$111,471	$196,597	$—	$127,864	$14,818

Automobile	$—	$—	$—	$—	$—

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer:
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,869	$53,639	$4,220	$40,192	$1,557
Purchased credit-impaired	23,228	35,307	3,846	32,253	6,973
Other commercial and industrial	134,279	162,908	6,829	88,595	2,686

Total commercial and industrial	$202,376	$251,854	$14,895	$161,040	$11,216

Commercial real estate: (4)
Retail properties	$37,081	$38,397	$3,536	$63,393	$1,983
Multi family	17,277	23,725	2,339	16,897	659
Office	52,953	56,268	8,399	52,831	2,381
Industrial and warehouse	8,888	10,396	720	9,092	274
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	27,963	33,472	3,893	241,513	1,831

Total commercial real estate	$144,162	$162,258	$18,887	$383,726	$7,128

Automobile	$30,612	$32,483	$1,531	$34,637	$2,637

Home equity:
Secured by first-lien	$145,566	$157,978	$8,296	$126,602	$5,496
Secured by junior-lien	164,880	208,118	17,731	132,279	6,379

Total home equity	$310,446	$366,096	$26,027	$258,881	$11,875

Residential mortgage: (6)
Residential mortgage	$369,577	$415,280	$16,535	$381,745	$11,594
Purchased credit-impaired	1,912	3,096	8	2,281	574

Total residential mortgage	$371,489	$418,376	$16,543	$384,026	$12,168

Other consumer:
Other consumer	$4,088	$4,209	$214	$2,796	$202
Purchased credit-impaired	51	123	245	83	15

Total other consumer	$4,139	$4,332	$459	$2,879	$217

	December 31, 2013			Year Ended December 31, 2013
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and Industrial:
Owner occupied	$5,332	$5,373	$—	$4,473	$172
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	11,884	15,031	—	13,117	640

Total commercial and industrial	$17,216	$20,404	$—	$17,590	$812

Commercial real estate:
Retail properties	$55,773	$64,780	$—	$46,764	$2,450
Multi family	—	—	—	3,627	220
Office	9,069	13,721	—	12,151	1,161
Industrial and warehouse	9,682	10,803	—	10,586	595
Purchased credit-impaired	82,073	154,869	—	104,513	10,875
Other commercial real estate	6,002	6,924	—	7,954	434

Total commercial real estate	$162,599	$251,097	$—	$185,595	$15,735

Automobile	$—	$—	$—	$—	$—

Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—

Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—

Other consumer:
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	129	219	—	137	17

Total other consumer	$129	$219	$—	$137	$17

With an allowance recorded:
Commercial and Industrial: (3)
Owner occupied	$40,271	$52,810	$3,421	$41,469	$1,390
Purchased credit-impaired	35,526	50,798	2,404	47,442	4,708
Other commercial and industrial	50,829	64,497	2,708	59,672	3,242

Total commercial and industrial	$126,626	$168,105	$8,533	$148,583	$9,340

Commercial real estate: (4)
Retail properties	$72,339	$93,395	$5,984	$64,414	$1,936
Multi family	13,484	15,408	1,944	14,922	651
Office	50,307	54,921	9,927	48,113	1,808
Industrial and warehouse	9,162	10,561	808	15,322	541
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	42,544	50,960	16,272	36,687	1,547

Total commercial real estate	$187,836	$225,245	$34,935	$179,458	$6,483

Automobile	$37,084	$38,758	$682	$39,861	$2,955
Home equity:
Secured by first-lien	$110,024	$116,846	$2,396	$96,184	$4,116
Secured by junior-lien	98,957	143,967	5,607	65,986	3,379

Total home equity	$208,981	$260,813	$8,003	$162,170	$7,495
Residential mortgage:
Residential mortgage	$387,937	$427,924	$10,555	$377,530	$11,752
Purchased credit-impaired	2,498	3,681	36	2,285	331

Total residential mortgage	$390,435	$431,605	$10,591	$379,815	$12,083
Other consumer:
Other consumer	$1,041	$1,041	$136	$2,111	$116
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$1,041	$1,041	$136	$2,111	$116

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At December 31, 2014, $62,737 thousand of the $202,376 thousand C&I loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $43,805 thousand of the $126,626 thousand C&I loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At December 31, 2014, $27,423 thousand of the $144,162 thousand CRE loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2013, $24,805 thousand of the $187,836 thousand CRE loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At December 31, 2014, $24,470 thousand of the $371,489 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2013, $49,225 thousand of the $390,435 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

TDR Loans

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs.

The amount of interest that would have been recorded under the original terms for total accruing TDR loans was $45.0 million, $43.9 million, and $41.2 million for 2014, 2013, and 2012, respectively. The total amount of interest recorded to interest income for these loans was $38.6 million, $35.7 million, and $32.2 million for 2014, 2013, and 2012, respectively.

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

•

Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2014 and 2013, was not significant.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2014 and 2013:

	New Troubled Debt Restructurings During The Year Ended(1)
	December 31, 2014			December 31, 2013
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification(2)	Number of Contracts	Post-modification Outstanding Balance	Financial effects of modification(2)
C&I—Owner occupied:(3)

Interest rate reduction	19	$2,484	$20	22	$6,601	$(466)
Amortization or maturity date change	97	32,145	336	64	15,662	(12)
Other	7	2,051	(36)	16	7,367	337

Total C&I—Owner occupied	123	$36,680	$320	102	$29,630	$(141)

C&I—Other commercial and industrial:(3)

Interest rate reduction	25	$50,534	$(1,982)	26	$75,447	$(1,040)
Amortization or maturity date change	285	149,339	(2,407)	120	53,340	1,295
Other	21	7,613	(7)	35	18,290	(1,163)

Total C&I—Other commercial and industrial	331	$207,486	$(4,396)	181	$147,077	$(908)

CRE—Retail properties:(3)

Interest rate reduction	5	$11,381	$420	4	$1,116	$(8)
Amortization or maturity date change	24	27,415	(267)	21	27,550	4,159
Other	9	13,765	(35)	12	19,842	(558)

Total CRE—Retail properties	38	$52,561	$118	37	$48,508	$3,593

CRE—Multi family:(3)

Interest rate reduction	20	$3,484	$(75)	10	$4,444	$7
Amortization or maturity date change	40	9,791	197	16	2,345	415
Other	8	5,016	57	5	8,085	(2)

Total CRE—Multi family	68	$18,291	$179	31	$14,874	$420

CRE—Office:(3)

Interest rate reduction	2	$120	$(1)	7	$6,504	$1,656
Amortization or maturity date change	22	18,157	(424)	16	12,388	91
Other	5	35,476	(3,153)	6	7,044	655

Total CRE—Office	29	$53,753	$(3,578)	29	$25,936	$2,402

CRE—Industrial and warehouse:(3)

Interest rate reduction	2	$4,046	$—	1	$2,682	$(476)
Amortization or maturity date change	17	9,187	164	9	4,069	(185)

Other	1	977	—	1	5,867	—
Total CRE—Industrial and Warehouse	20	$14,210	$164	11	$12,618	$(661)
CRE—Other commercial real estate:(3)
Interest rate reduction	8	$5,224	$146	19	$10,996	$96
Amortization or maturity date change	55	76,353	(2,789)	21	17,851	4,923
Other	4	1,809	(127)	13	9,735	(101)

Total CRE—Other commercial real estate	67	$83,386	$(2,770)	53	$38,582	$4,918

Automobile:(3)
Interest rate reduction	92	$758	$15	14	$106	$—
Amortization or maturity date change	1,880	12,120	151	1,659	9,420	(76)
Chapter 7 bankruptcy	625	4,938	66	1,313	7,748	301
Other	—	—	—	—	—	—

Total Automobile	2,597	$17,816	$232	2,986	$17,274	$225

Residential mortgage:(3)
Interest rate reduction	27	$3,692	$19	65	$11,662	$3
Amortization or maturity date change	333	44,027	552	442	58,344	384
Chapter 7 bankruptcy	182	18,635	715	458	39,813	1,345
Other	5	526	5	17	1,837	39

Total Residential mortgage	547	$66,880	$1,291	982	$111,656	$1,771

First-lien home equity:(3)
Interest rate reduction	193	$15,172	$764	134	$12,244	$1,149
Amortization or maturity date change	289	23,272	(1,051)	279	19,280	(1,084)
Chapter 7 bankruptcy	105	7,296	727	257	14,987	748
Other	—	—	—	—	—	—

Total First-lien home equity	587	$45,740	$440	670	$46,511	$813

Junior-lien home equity:(3)
Interest rate reduction	187	$6,960	$296	25	$1,179	$190
Amortization or maturity date change	1,467	58,129	(6,955)	1,491	55,389	(5,431)
Chapter 7 bankruptcy	201	3,014	3,141	1,564	15,303	33,623
Other	—	—	—	—	—	—

Total Junior-lien home equity	1,855	$68,103	$(3,518)	3,080	$71,871	$28,382

Other consumer:(3)
Interest rate reduction	7	$123	$3	5	$306	$48
Amortization or maturity date change	48	1,803	12	11	117	5
Chapter 7 bankruptcy	25	483	(50)	36	565	29
Other	—	—	—	—	—	—
Total Other consumer	80	$2,409	$(35)	52	$988	$82

Total new troubled debt restructurings	6,342	$667,315	$(11,553)	8,214	$565,525	$40,896

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	Amounts represent the financial impact via provision (recovery) for loan and lease losses as a result of the modification.
(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following table presents TDRs that have redefaulted within one year of modification during the years ended December 31, 2014 and 2013:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year of Modification During The Year Ended
	December 31, 2014(1)		December 31, 2013(1)
(dollar amounts in thousands)	Number of Contracts	Ending Balance	Number of Contracts	Ending Balance
C&I—Owner occupied:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	6	946	10	1,144
Other	1	230	7	1,221

Total C&I—Owner occupied	7	$1,176	17	$2,365

C&I—Other commercial and industrial:

Interest rate reduction	1	$30	—	$—
Amortization or maturity date change	14	1,555	17	476
Other	3	37	—	—

Total C&I—Other commercial and industrial	18	$1,622	17	$476

CRE—Retail Properties:

Interest rate reduction	—	$—	1	$302
Amortization or maturity date change	1	483	4	993
Other	—	—	1	186

Total CRE—Retail properties	1	$483	6	$1,481

CRE—Multi family:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	4	2,827	2	225
Other	1	176	—	—

Total CRE—Multi family	5	$3,003	2	$225

CRE—Office:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	3	1,738	2	1,131
Other	—	—	—	—

Total CRE—Office	3	$1,738	2	$1,131

CRE—Industrial and Warehouse:

Interest rate reduction	1	$1,339	—	$—
Amortization or maturity date change	1	756	1	361
Other	—	—	1	726

Total CRE—Industrial and Warehouse	2	$2,095	2	$1,087

CRE—Other commercial real estate:

Interest rate reduction	1	$169	—	$—
Amortization or maturity date change	2	758	4	774
Other	—	—	1	5

Total CRE—Other commercial real estate	3	$927	5	$779

Automobile:

Interest rate reduction	—	$—	1	$112
Amortization or maturity date change	40	328	37	380
Chapter 7 bankruptcy	53	374	137	617
Other	—	—	—	—

Total Automobile	93	$702	175	$1,109

Residential mortgage:

Interest rate reduction	11	$1,516	4	$424
Amortization or maturity date change	82	8,974	78	11,263
Chapter 7 bankruptcy	37	3,187	71	6,647
Other	—	—	2	418

Total Residential mortgage	130	$13,677	155	$18,752

First-lien home equity:

Interest rate reduction	5	$335	1	$87
Amortization or maturity date change	16	2,109	6	629
Chapter 7 bankruptcy	16	1,005	16	1,235
Other	—	—	—	—

Total First-lien home equity	37	$3,449	23	$1,951

Junior-lien home equity:

Interest rate reduction	1	$11	1	$—
Amortization or maturity date change	31	1,841	9	478
Chapter 7 bankruptcy	39	620	40	718
Other	—	—	—	—

Total Junior-lien home equity	71	$2,472	50	$1,196

Other consumer:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	3	96
Other	—	—	—	—

Total Other consumer	—	$—	3	$96

Total troubled debt restructurings with subsequent redefault	370	$31,344	457	$30,648

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

The Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. At December 31, 2014, these borrowings and advances are secured by $18.0 billion of loans.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Contractual maturities of available-for-sale and other securities as of December 31, 2014 and 2013 were:

	2014		2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$355,486	$355,465	$263,366	$262,752
1—5 years	1,047,492	1,066,041	1,665,644	1,697,234

6—10 years	1,517,974	1,527,195	1,440,056	1,433,303
Over 10 years	6,090,688	6,086,980	3,662,328	3,577,502
Other securities:
Nonmarketable equity securities	331,559	331,559	320,991	320,991
Marketable equity securities	16,687	17,430	16,522	16,971

Total available-for-sale and other securities	$9,359,886	$9,384,670	$7,368,907	$7,308,753

Other securities at December 31, 2014 and 2013 include nonmarketable equity securities of $157.0 million and $165.6 million of stock issued by the FHLB of Cincinnati, and $174.5 million and $155.4 million of Federal Reserve Bank stock, respectively. Nonmarketable equity securities are recorded at amortized cost. Other securities also include marketable equity securities.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at December 31, 2014 and 2013:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2014
U.S. Treasury	$5,435	$17	$—	$5,452
Federal agencies:
Mortgage-backed securities	5,273,899	63,906	(15,104)	5,322,701
Other agencies	349,715	2,871	(1,043)	351,543

Total U.S. Treasury and Federal agency securities	5,629,049	66,794	(16,147)	5,679,696
Municipal securities	1,841,311	37,398	(10,140)	1,868,569
Private-label CMO	43,730	1,116	(2,920)	41,926
Asset-backed securities	1,014,999	2,061	(61,062)	955,998
Corporate debt securities	479,151	9,442	(2,417)	486,176
Other securities	351,646	743	(84)	352,305

Total available-for-sale and other securities	$9,359,886	$117,554	$(92,770)	$9,384,670

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2013
U.S. Treasury	$51,301	$303	$—	$51,604
Federal agencies:
Mortgage-backed securities	3,562,444	42,319	(38,542)	3,566,221
Other agencies	313,877	6,105	(94)	319,888

Total U.S. Treasury and Federal agency securities	3,927,622	48,727	(38,636)	3,937,713
Municipal securities (1)	1,140,263	18,825	(13,096)	1,145,992
Private-label CMO	51,238	1,188	(3,322)	49,104
Asset-backed securities	1,172,284	6,771	(88,015)	1,091,040
Covered bonds	280,595	5,279	—	285,874
Corporate debt securities	455,493	11,241	(9,494)	457,240
Other securities	341,412	511	(133)	341,790

Total available-for-sale and other securities	$7,368,907	$92,542	$(152,696)	$7,308,753

(1)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2014 and 2013:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$501,858	$(1,909)	$527,280	$(13,195)	$1,029,138	$(15,104)
Other agencies	159,708	(1,020)	1,281	(23)	160,989	(1,043)

Total Federal agency securities	661,566	(2,929)	528,561	(13,218)	1,190,127	(16,147)
Municipal securities	568,619	(9,127)	96,426	(1,013)	665,045	(10,140)
Private label CMO	—	—	22,650	(2,920)	22,650	(2,920)
Asset-backed securities	157,613	(641)	325,691	(60,421)	483,304	(61,062)
Corporate debt securities	49,562	(252)	88,398	(2,165)	137,960	(2,417)
Other securities	—	—	1,416	(84)	1,416	(84)

Total temporarily impaired securities	$1,437,360	$(12,949)	$1,063,142	$(79,821)	$2,500,502	$(92,770)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
Federal Agencies
Mortgage-backed securities	$1,628,454	$(37,174)	$12,682	$(1,368)	$1,641,136	$(38,542)
Other agencies	2,069	(94)	—	—	2,069	(94)

Total Federal agency securities	1,630,523	(37,268)	12,682	(1,368)	1,643,205	(38,636)
Municipal securities	551,114	(12,395)	7,531	(701)	558,645	(13,096)
Private label CMO	—	—	22,639	(3,322)	22,639	(3,322)
Asset-backed securities	391,665	(9,720)	107,419	(78,295)	499,084	(88,015)
Corporate debt securities	146,308	(7,729)	26,155	(1,765)	172,463	(9,494)
Other securities	3,078	(72)	2,530	(61)	5,608	(133)

Total temporarily impaired securities	$2,722,688	$(67,184)	$178,956	$(85,512)	$2,901,644	$(152,696)

At December 31, 2014, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.6 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at December 31, 2014.

The following table is a summary of realized securities gains and losses for the years ended December 31, 2014, 2013, and 2012:

(dollar amounts in thousands)	2014	2013	2012
Gross gains on sales of securities	$17,729	$2,932	$8,612
Gross (losses) on sales of securities	(175)	(712)	(2,224)

Net gain (loss) on sales of securities	$17,554	$2,220	$6,388

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the CDO and 2003-2006 vintage private-label CMO portfolios. Of the $41.9 million private-label CMO securities reported at fair value at December 31, 2014, approximately $20.3 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run-off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003 to 2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The following table presents the credit ratings for our CDO and private label CMO securities as of December 31, 2014 and 2013:

Credit Ratings of Selected Investment Securities

			Average Credit Rating of Fair Value Amount (1)
(dollar amounts in thousands)	Amortized Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	<BBB-
Private-label CMO securities	$43,730	$41,926	$11,461	$—	$—	$10,161	$20,304
Collateralized debt obligations	139,194	82,738	—	—	—	—	82,738

Total at December 31, 2014	$182,924	$124,664	$11,461	$—	$—	$10,161	$103,042
Total at December 31, 2013	$212,968	$133,240	$16,964	$—	$17,855	$11,785	$86,636

(1)	Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

Beginning January 1, 2015, the credit ratings of our private label CMO and CDO securities will no longer be used to determine risk weighting for regulatory capital purposes. Private label CMO and CDO securities will be subject to the Simplified Supervisory Formula Approach (SSFA) for risk weighting under BASEL III.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage and asset-backed securities that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at December 31, 2014.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at December 31, 2014 and 2013. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Securities Data

(dollar amounts in thousands)

Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Lowest Credit Rating (3)	# of Issuers Currently Performing/ Remaining (4)	Actual Deferrals and Defaults as a % of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$28,834	$16,758	$(12,076)	C	30/33	8%	7%	—%
ICONS	19,837	19,837	15,786	(4,051)	BB	19/21	7	15	57
MM Comm III	5,584	5,335	4,418	(917)	BB	5/9	5	9	31
Pre TSL IX	5,000	3,955	2,403	(1,552)	C	28/40	19	9	4
Pre TSL XI (1)	25,000	20,632	12,248	(8,384)	C	43/56	16	9	8
Pre TSL XIII (1)	27,530	20,252	13,302	(6,950)	C	44/58	16	16	13
Reg Diversified (1)	25,500	6,908	1,142	(5,766)	D	23/41	38	9	—
Soloso (1)	12,500	2,440	368	(2,072)	C	38/61	29	18	—
Tropic III	31,000	31,001	16,313	(14,688)	CCC+	28/40	21	8	37

Total at December 31, 2014	$193,597	$139,194	$82,738	$(56,456)

Total at December 31, 2013	$214,419	$161,730	$84,136	$(77,594)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	The majority of securities have been in a continuous loss position for 12 months or longer.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

Security Impairment

Huntington evaluated OTTI on the debt security types listed below.

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures. The remaining Alt-A mortgage backed securities were sold during the third quarter 2014.

Collateralized Debt Obligations are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third-party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 2% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 30% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 4.3% to LIBOR plus 13.3% as of December 31, 2014. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At December 31, 2014, we had investments in nine different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool that was not included on the list and believe that it is more likely than not that we will be able to hold the ICONS security to recovery under the final Volcker Rule regulations.

For the periods ended December 31, 2014, 2013 and 2012, the following table summarizes by security type, the total OTTI losses recognized in the Consolidated Statements of Income for securities evaluated for impairment as described above:

	Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Available-for-sale and other securities:
Collateralized Debt Obligations	—	(1,466)	—
Private label CMO	—	(336)	(1,614)

Total debt securities	—	(1,802)	(1,614)

Equity securities	—	—	(5)

Total available-for-sale and other securities	$—	$(1,802)	$(1,619)

The following table rolls forward the OTTI recognized in earnings on debt securities held by Huntington for the years ended December 31, 2014 and 2013 as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013
Balance, beginning of year	$30,869	$49,433
Reductions from sales	—	(20,366)
Credit losses not previously recognized	—	—
Additional credit losses	—	1,802

Balance, end of year	$30,869	$30,869

As of December 31, 2014, Management has evaluated other available-for-sale and other securities, including those with unrealized losses and all nonmarketable equity securities for impairment and concluded no OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

During 2013, Huntington transferred $292.2 million of federal agencies, mortgage-backed securities and other agency securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. At the time of the transfer, no unrealized net gains were recognized in OCI.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	24,263	24,901	22,549
Over 10 years	3,136,460	3,140,194	3,574,156	3,506,018

Total Federal agencies: mortgage-backed securities	3,161,361	3,164,457	3,599,057	3,528,567

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	54,010	54,843	38,588	39,075
Over 10 years	156,553	155,821	189,999	185,097

Total other agencies	210,563	210,664	228,587	224,172

Total U.S. Government backed agencies	3,371,924	3,375,121	3,827,644	3,752,739

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	7,981	7,594	9,023	8,159

Total municipal securities	7,981	7,594	9,023	8,159

Total held-to-maturity securities	$3,379,905	$3,382,715	$3,836,667	$3,760,898

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at December 31, 2014 and 2013:

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,161,361	$24,832	$(21,736)	$3,164,457
Other agencies	210,563	1,251	(1,150)	210,664
Total U.S. Government
backed securities	3,371,924	26,083	(22,886)	3,375,121
Municipal securities	7,981	—	(387)	7,594

Total held-to-maturity securities	$3,379,905	$26,083	$(23,273)	$3,382,715

		Unrealized
	Amortized	Gross	Gross	Fair
(dollar amounts in thousands)	Cost	Gains	Losses	Value
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$3,599,057	$5,573	$(76,063)	$3,528,567
Other agencies	228,587	776	(5,191)	224,172

Total U.S. Government backed securities	3,827,644	6,349	(81,254)	3,752,739
Municipal securities	9,023	—	(864)	8,159

Total held-to-maturity securities	$3,836,667	$6,349	$(82,118)	$3,760,898

The following tables provide detail on HTM securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position at December 31, 2014 and 2013:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$707,934	$(5,550)	$622,026	$(16,186)	$1,329,960	$(21,736)
Other agencies	36,956	(198)	71,731	(952)	108,687	(1,150)

Total U.S. Government backed securities	744,890	(5,748)	693,757	(17,138)	1,438,647	(22,886)
Municipal securities	7,594	(387)	—	—	7,594	(387)

Total temporarily impaired securities	$752,484	$(6,135)	$693,757	$(17,138)	$1,446,241	$(23,273)

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands )	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
Federal Agencies:
Mortgage-backed securities	$2,849,198	$(73,711)	$22,548	$(2,352)	$2,871,746	$(76,063)
Other agencies	144,417	(5,191)	—	—	144,417	(5,191)

Total U.S. Government backed securities	2,993,615	(78,902)	22,548	(2,352)	3,016,163	(81,254)
Municipal securities	8,159	(864)	—	—	8,159	(864)

Total temporarily impaired securities	$3,001,774	$(79,766)	$22,548	$(2,352)	$3,024,322	$(82,118)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of December 31, 2014, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Portfolio

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Residential mortgage loans sold with servicing retained	$2,330,060	$3,221,239	$3,954,762
Pretax gains resulting from above loan sales (1)	57,590	102,935	128,408

(1)	Recorded in mortgage banking income.

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the years ended December 31, 2014 and 2013:

Fair Value Method

(dollar amounts in thousands)	2014	2013
Fair value, beginning of year	$34,236	$35,202
Change in fair value during the period due to:
Time decay (1)	(2,232)	(2,648)
Payoffs (2)	(5,814)	(11,851)
Changes in valuation inputs or assumptions (3)	(3,404)	13,533

Fair value, end of year	$22,786	$34,236

Weighted-average life (years)	4.6	4.2

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method

(dollar amounts in thousands)	2014	2013
Carrying value, beginning of year	$128,064	$85,545
New servicing assets created	24,629	34,743
Servicing assets acquired	3,505	—
Impairment recovery (charge)	(7,330)	22,023
Amortization and other	(16,056)	(14,247)

Carrying value, end of year	$132,812	$128,064

Fair value, end of year	$133,049	$143,304

Weighted-average life (years)	5.9	6.8

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2014, and 2013 follows:

	December 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	15.60%	$(1,176)	$(2,248)	11.90%	$(1,935)	$(3,816)
Spread over forward interest rate swap rates	546 bps	(699)	(1,355)	1,069 bps	(1,376)	(2,753)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value to changes in these assumptions at December 31, 2014 and 2013 follows:

	December 31, 2014			December 31, 2013
		Declinein fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	11.40%	$(5,289)	$(10,164)	6.70%	$(6,813)	$(12,977)
Spread over forward interest rate swap rates	856 bps	(4,343)	(8,403)	940 bps	(6,027)	(12,054)

Total servicing, late and other ancillary fees included in mortgage banking income was $44.3 million, $43.8 million, and $46.2 million in 2014, 2013, and 2012, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion, $15.2 billion, and $15.6 billion at December 31, 2014, 2013, and 2012, respectively.

Automobile Loans and Leases

The following table summarizes activity relating to automobile loans sold and/or securitized with servicing retained for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(dollar amounts in thousands)	2014 (1)	2013 (1)	2012
Automobile loans sold with servicing retained	$—	$—	$169,324
Automobile loans securitized with servicing retained	—	—	2,300,018
Pretax gains (2)	—	—	42,251

(1)	Huntington did not sell or securitize any automobile loans in 2014 or 2013.
(2)	Recorded in noninterest income

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

Changes in the carrying value of automobile loan servicing rights for the years ended December 31, 2014 and 2013, and the fair value at the end of each period were as follows:

(dollar amounts in thousands)	2014	2013
Carrying value, beginning of year	$17,672	$35,606
New servicing assets created	—	—
Amortization and other	(10,774)	(17,934)

Carrying value, end of year	$6,898	$17,672

Fair value, end of year	$6,948	$18,193

Weighted-average life (years)	2.6	3.6

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at December 31, 2014 and 2013 follows:

	December 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	14.62%	$(305)	$(496)	14.65%	$(584)	$(1,183)
Spread over forward interest rate swap rates	500 bps	(2)	(4)	500 bps	(7)	(15)

Servicing income, net of amortization of capitalized servicing assets was $7.7 million, $10.3 million, and $8.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The unpaid principal balance of automobile loans serviced for third parties was $0.8 billion, $1.6 billion, and $2.5 billion at December 31, 2014, 2013, and 2012, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
SBA loans sold with servicing retained	$214,760	$178,874	$209,540
Pretax gains resulting from above loan sales (1)	24,579	19,556	22,916

(1)	Recorded in noninterest income

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

The following tables summarize the changes in the carrying value of the servicing asset for the years ended December 31, 2014 and 2013:

(dollar amounts in thousands)	2014	2013
Carrying value, beginning of year	$16,865	$15,147
New servicing assets created	7,269	6,105
Amortization and other	(5,598)	(4,387)

Carrying value, end of year	$18,536	$16,865
Fair value, end of year	$20,495	$16,865

Weighted-average life (years)	3.5	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at December 31, 2014 and 2013 follows:

	December 31, 2014			December 31, 2013
		Decline in fair value due to			Decline in fair value due to
		10%	20%		10%	20%
		adverse	adverse		adverse	adverse
(dollar amounts in thousands)	Actual	change	change	Actual	change	change
Constant prepayment rate (annualized)	5.60%	$(211)	$(419)	5.90%	$(221)	$(438)
Discount rate	1,500 bps	(563)	(1,102)	1,500 bps	(446)	(873)

Servicing income, net of amortization of capitalized servicing assets was $7.4 million, $6.3 million, and $5.7 million in 2014, 2013, and 2012, respectively. The unpaid principal balance of SBA loans serviced for third parties was $898.0 million, $885.4 million and $758.3 million at December 31, 2014, 2013 and 2012, respectively.

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

A rollforward of goodwill by business segment for the years ended December 31, 2014 and 2013, is presented in the table below:

	Retail &
	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
Balance, January 1, 2013	$286,824	$22,108	$—	$93,012	$—	$42,324	$444,268
Adjustments / Reallocation	—	—	—	—	—	—	—

Balance, December 31, 2013	286,824	22,108	—	93,012	—	42,324	444,268
Goodwill acquired during the period	81,273	—	—	—	—	—	81,273
Adjustments / Reallocation	—	37,486	—	(3,000)	3,000	(37,486)	—
Impairment	—	—	—	—	(3,000)	—	(3,000)

Balance, December 31, 2014	$368,097	$59,594	$—	$90,012	$—	$4,838	$522,541

In 2014, Huntington completed an acquisition of 24 Bank of America branches in Michigan and recorded $17.1 million of goodwill. The remaining $64.2 million of goodwill acquired during 2014 was the result of the Camco Financial acquisition, which was also completed in 2014. For additional information on the acquisitions, see Business Combinations footnote.

Goodwill is not amortized but is evaluated for impairment on an annual basis as of October 1st each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the 2014 first quarter reorganization in our reported business segments, goodwill was reallocated among the business segments. Immediately following the reallocation, impairment of $3.0 million was recorded in the Home Lending reporting segment. No impairment was recorded in 2013 or 2012.

During the 2014 third quarter, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities. Amounts relating to the realignment are disclosed in the table above.

At December 31, 2014 and 2013, Huntington’s other intangible assets consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollar amounts in thousands)	Amount	Amortization	Value
December 31, 2014
Core deposit intangible	$400,058	$(366,907)	$33,151
Customer relationship	107,920	(66,534)	41,386
Other	25,164	(25,030)	134

Total other intangible assets	$533,142	$(458,471)	$74,671

December 31, 2013
Core deposit intangible	$380,249	$(335,552)	$44,697
Customer relationship	106,974	(58,675)	48,299
Other	25,164	(24,967)	197

Total other intangible assets	$512,387	$(419,194)	$93,193

The estimated amortization expense of other intangible assets for the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2015	$26,329
2016	12,485
2017	11,371
2018	9,890
2019	8,873

8. PREMISES AND EQUIPMENT

Premises and equipment were comprised of the following at December 31, 2014 and 2013:

	At December 31,
(dollar amounts in thousands)	2014	2013
Land and land improvements	$137,702	$129,543
Buildings	367,225	356,555
Leasehold improvements	235,279	227,764
Equipment	627,307	669,482

Total premises and equipment	1,367,513	1,383,344
Less accumulated depreciation and amortization	(751,106)	(748,687)

Net premises and equipment	$616,407	$634,657

Depreciation and amortization charged to expense and rental income credited to net occupancy expense for the three years ended December 31, 2014, 2013, and 2012 were:

(dollar amounts in thousands)	2014	2013	2012
Total depreciation and amortization of premises and equipment	$82,296	$78,601	$76,170
Rental income credited to occupancy expense	11,556	12,542	11,519

9. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2014 and 2013 were comprised of the following:

	At December 31,
(dollar amounts in thousands)	2014	2013
Federal funds purchased and securities sold under agreements to repurchase	$1,058,096	$548,605
Federal Home Loan Bank advances	1,325,000	1,800,000
Other borrowings	14,005	3,538

Total short-term borrowings	$2,397,101	$2,352,143

Other borrowings consist of borrowings from the Treasury and other notes payable.

For each of the three years ended December 31, 2014, 2013, and 2012, weighted average interest rate at year-end, the maximum balance for the year, the average balance for the year, and weighted average interest rate for the year by category of short-term borrowings were as follows:

(dollar amounts in thousands)	2014	2013	2012
Weighted average interest rate at year-end
Federal Funds purchased and securities sold under agreements to repurchase	0.08%	0.06%	0.15%
Federal Home Loan Bank advances	0.14	0.02	0.03
Other short-term borrowings	1.11	2.59	1.98
Maximum amount outstanding at month-end during the year
Federal Funds purchased and securities sold under agreements to repurchase	$1,491,350	$787,127	$1,590,082
Federal Home Loan Bank advances	2,375,000	1,800,000	1,000,000
Other short-term borrowings	56,124	19,497	26,071
Average amount outstanding during the year
Federal Funds purchased and securities sold under agreements to repurchase	$987,156	$692,481	$1,293,348
Federal Home Loan Bank advances	1,753,045	702,262	286,530
Other short-term borrowings	20,797	7,815	16,983
Weighted average interest rate during the year
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.08%	0.14%
Federal Home Loan Bank advances	0.06	0.04	0.17
Other short-term borrowings	1.63	1.79	1.36

10. LONG-TERM DEBT

Huntington’s long-term debt consisted of the following:

	At December 31,
(dollar amounts in thousands)	2014	2013
The Parent Company:
Senior Notes:
2.64% Huntington Bancshares Incorporated senior note due 2018	$398,924	$397,306

Subordinated Notes:
Fixed 7.00% subordinated notes due 2020	330,105	323,856
Huntington Capital I Trust Preferred 0.93% junior subordinated debentures due 2027 (1)	111,816	111,816
Huntington Capital II Trust Preferred 0.87% junior subordinated debentures due 2028 (2)	54,593	54,593
Sky Financial Capital Trust III 1.66% junior subordinated debentures due 2036 (3)	72,165	72,165
Sky Financial Capital Trust IV 1.64% junior subordinated debentures due 2036 (3)	74,320	74,320
Camco Statutory Trust I 2.71% due 2037 (4)	4,181	—

Total notes issued by the parent	1,046,104	1,034,056

The Bank:
Senior Notes:
1.31% Huntington National Bank senior note due 2016	497,477	497,317
1.40% Huntington National Bank senior note due 2016	349,499	349,858
5.04% Huntington National Bank medium-term notes due 2018	38,541	39,497
1.43% Huntington National Bank senior note due 2019	499,760	—
2.23% Huntington National Bank senior note due 2017	499,759	—
0.66% Huntington National Bank senior note due 2017 (5)	250,000	—

Subordinated Notes:
5.00% subordinated notes due 2014	—	125,109
5.59% subordinated notes due 2016	105,731	108,038
6.67% subordinated notes due 2018	140,115	143,749
5.45% subordinated notes due 2019	85,783	87,214

Total notes issued by the bank	2,466,665	1,350,782

FHLB Advances:
0.21% weighted average rate, varying maturities greater than one year	758,052	8,293

Other:
Other	65,141	65,141

Total long-term debt	$4,335,962	$2,458,272

(1)	Variable effective rate at December 31, 2014, based on three month LIBOR + 0.70%.
(2)	Variable effective rate at December 31, 2014, based on three month LIBOR + 0.625%.
(3)	Variable effective rate at December 31, 2014, based on three month LIBOR + 1.40%.
(4)	Variable effective rate at December 31, 2014, based on three month LIBOR + 1.33%.
(5)	Variable effective rate at December 31, 2014, based on three month LIBOR + 0.425%.

Amounts above are net of unamortized discounts and adjustments related to hedging with derivative financial instruments. The derivative instruments, principally interest rate swaps, are used to hedge the fair values of certain fixed-rate debt by converting the debt to a variable rate. See Note 18 for more information regarding such financial instruments.

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

Long-term debt maturities for the next five years and thereafter are as follows:

dollar amounts in thousands	2015	2016	2017	2018	2019	Thereafter	Total
The Parent Company:
Senior notes	$—	$—	$—	$400,000	$—	$—	$400,000
Subordinated notes	—	—	—	—	—	618,049	618,049

The Bank:
Senior notes	—	850,000	750,000	—	500,000	35,000	2,135,000
Subordinated notes	—	103,009	—	125,539	75,716	—	304,264

FHLB Advances	—	750,000	100	1,205	369	6,596	758,270

Other	141	—	—	—	—	65,000	65,141

Total	$141	$1,703,009	$750,100	$526,744	$576,085	$724,645	$4,280,724

These maturities are based upon the par values of the long-term debt.

The terms of the other long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2014, Huntington was in compliance with all such covenants.

11. OTHER COMPREHENSIVE INCOME

The components of Huntington’s OCI in the three years ended December 31, 2014, 2013, and 2012, were as follows:

	2014
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$13,583	$(4,803)	$8,780
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	86,618	(30,914)	55,704
Less: Reclassification adjustment for net gains (losses) included in net income	(15,559)	5,446	(10,113)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	84,642	(30,271)	54,371

Net change in unrealized holding gains (losses) on available-for-sale equity securities	295	(103)	192
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	14,141	(4,949)	9,192
Less: Reclassification adjustment for net losses (gains) included in net income	(3,971)	1,390	(2,581)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	10,170	(3,559)	6,611

Change in pension and post-retirement obligations	(106,857)	37,400	(69,457)

Total other comprehensive income (loss)	$(11,750)	$3,467	$(8,283)

	2013
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$235	$(82)	$153
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	(125,919)	44,191	(81,728)
Less: Reclassification adjustment for net gains (losses) included in net income	6,211	(2,174)	4,037

Net change in unrealized holding gains (losses) on available-for-sale debt securities	(119,473)	41,935	(77,538)

Net change in unrealized holding gains (losses) on available-for-sale equity securities	151	(53)	98
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(86,240)	30,184	(56,056)
Less: Reclassification adjustment for net (gains) losses included in net income	(15,188)	5,316	(9,872)

Net change in unrealized (losses) gains on derivatives used in cash flow hedging relationships	(101,428)	35,500	(65,928)

Re-measurement obligation	136,452	(47,758)	88,694
Defined benefit pension items	(13,106)	4,588	(8,518)

Net change in pension and post-retirement obligations	123,346	(43,170)	80,176

Total other comprehensive income (loss)	$(97,404)	$34,212	$(63,192)

	2012
		Tax (expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$19,215	$(6,725)	$12,490
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	90,318	(32,137)	58,181
Less: Reclassification adjustment for net gains (losses) included in net income	(4,769)	1,669	(3,100)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	104,764	(37,193)	67,571

Net change in unrealized holding gains (losses) on available-for-sale equity securities	344	(120)	224
Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period	(5,476)	1,907	(3,569)
Less: Reclassification adjustment for net losses (gains) losses included in net income	14,992	(5,237)	9,755

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	9,516	(3,330)	6,186

Net actuarial gains (losses) arising during the year	(105,527)	36,934	(68,593)
Amortization of net actuarial loss and prior service cost included in income	27,013	(9,455)	17,558

Net change in pension and post-retirement obligations	(78,514)	27,479	(51,035)

Total other comprehensive income (loss)	$36,110	$(13,164)	$22,946

Activity in accumulated OCI for the three years ended December 31, were as follows:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2012	38,304	194	47,084	(236,399)	(150,817)

Other comprehensive income before reclassifications	(81,575)	98	(56,056)	88,694	(48,839)
Amounts reclassified from accumulated OCI to earnings	4,037	—	(9,872)	(8,518)	(14,353)

Period change	(77,538)	98	(65,928)	80,176	(63,192)

Balance, December 31, 2013	(39,234)	292	(18,844)	(156,223)	(214,009)

Other comprehensive income before reclassifications	64,484	192	9,192	—	73,868
Amounts reclassified from accumulated OCI to earnings	(10,113)	—	(2,581)	(69,457)	(82,151)

Period change	54,371	192	6,611	(69,457)	(8,283)

Balance, December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)

(1)	Amount at December 31, 2014 includes $0.8 million of net unrealized gains on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio in prior years. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Consolidated Statements of Income for the year ended December 31, 2014:

Reclassifications out of accumulated OCI

Accumulated OCI components	Amounts reclassed from accumulated OCI		Location of net gain (loss) reclassified from accumulated OCI into earnings
(dollar amounts in thousands)	2014	2013
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$597	$482	Interest income—held-to-maturity securities—taxable
Realized gain (loss) on sale of securities	14,962	(4,891)	Noninterest income—net gains (losses) on sale of securities
OTTI recorded	—	(1,802)	Noninterest income—net gains (losses) on sale of securities

	15,559	(6,211)	Total before tax
	(5,446)	2,174	Tax (expense) benefit

	$10,113	$(4,037)	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$4,064	$14,979	Interest and fee income—loans and leases
Interest rate contracts	—	209	Interest and fee income—investment securities
Interest rate contracts	(93)	—	Noninterest expense—other income

	3,971	15,188	Total before tax
	(1,390)	(5,316)	Tax (expense) benefit

	$2,581	$9,872	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$106,857	$(22,293)	Noninterest expense—personnel costs
Prior service costs	—	3,454	Noninterest expense—personnel costs
Other	—	(919)	Noninterest expense—personnel costs
Curtailment	—	32,864	Noninterest expense—personnel costs

	106,857	13,106	Total before tax
	(37,400)	(4,588)	Tax (expense) benefit

	$69,457	$8,518	Net of tax

12. SHAREHOLDERS’ EQUITY

Preferred Stock issued and outstanding

In 2008, Huntington issued 569,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock (Series A Preferred Stock) with a liquidation preference of $1,000 per share. Each share of the Series A Preferred Stock is non-voting and may be converted at any time, at the option of the holder, into 83.668 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock. Since April 15, 2013, at the option of Huntington, the Series A Preferred Stock is subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate if the closing price of Huntington’s common stock exceeds 130% of the conversion price for 20 trading days during any 30 consecutive trading-day period.

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

Share Repurchase Program

On March 26, 2014, Huntington announced that the Federal Reserve did not object to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2014. These actions included a potential repurchase of up to $250 million of common stock through the first quarter of 2015. This repurchase authorization represented a $23 million, or 10%, increase from the prior common stock repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During 2014, Huntington repurchased a total of 35.7 million shares of common stock at a weighted average share price of $9.37. During 2013, Huntington repurchased a total of 16.7 million shares of common stock, at a weighted average share price of $7.46.

On April 29, 2014, Huntington repurchased approximately 2.2 million shares of common stock from a third-party under an accelerated share repurchase program. The accelerated share repurchase program enabled Huntington to purchase 1.9 million shares immediately, while the third party could have purchased shares in the market up through June 24, 2014 (the Repurchase Term). In connection with the repurchase of these shares, Huntington entered into a variable share forward sale agreement, which provides for a settlement, reflecting a price differential based on the adjusted volume-weighted average price as defined in the agreement with the third party. The variable share forward agreement was settled in shares, resulting in approximately 0.3 million shares being delivered to Huntington on June 27, 2014. Based on the adjusted volume-weighted average prices through June 24, 2014, the settlement of the variable share forward agreement did not have a material impact to Huntington.

Huntington has the ability to repurchase up to $51.7 million of additional shares of common stock through the first quarter of 2015. We intend to continue disciplined repurchase activity consistent with our annual capital plan, our capital return objectives, and market conditions.

13. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred stock (See Note 12). Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for each of the three years ended December 31 was as follows:

	Year ended December 31,
(dollar amounts in thousands, except per share amounts)	2014	2013	2012
Basic earnings per common share:
Net income	$632,392	$641,282	$631,290
Preferred stock dividends, deemed dividends and accretion of discount	(31,854)	(31,869)	(31,989)

Net income available to common shareholders	$600,538	$609,413	$599,301
Average common shares issued and outstanding	819,917	834,205	857,962
Basic earnings per common share	$0.73	$0.73	$0.70

Diluted earnings per common share
Net income available to common shareholders	$600,538	$609,413	$599,301
Effect of assumed preferred stock conversion	—	—	—

Net income applicable to diluted earnings per share	$600,538	$609,413	$599,301
Average common shares issued and outstanding	819,917	834,205	857,962
Dilutive potential common shares:
Stock options and restricted stock units and awards	11,421	8,418	4,202
Shares held in deferred compensation plans	1,420	1,351	1,238
Other	323	—	—

Dilutive potential common shares:	13,164	9,769	5,440

Total diluted average common shares issued and outstanding	833,081	843,974	863,402
Diluted earnings per common share	$0.72	$0.72	$0.69

Approximately 2.6 million, 6.6 million, and 24.4 million options to purchase shares of common stock outstanding at the end of 2014, 2013, and 2012, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14. SHARE-BASED COMPENSATION

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

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the Plan) which authorized 51.0 million shares for future grants. The Plan is the only active plan under which Huntington is currently granting share based options and awards. At December 31, 2014, 15.3 million shares from the Plan were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At December 31, 2014, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2015.

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

The following table illustrates the weighted average assumptions used in the option-pricing model for options granted in the three years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Assumptions
Risk-free interest rate	1.69%	0.79%	1.10%
Expected dividend yield	2.61	2.83	2.38
Expected volatility of Huntington’s common stock	32.3	35.0	34.9
Expected option term (years)	5.0	5.5	6.0

Weighted-average grant date fair value per share	$2.13	$1.71	$1.78

The following table illustrates total share-based compensation expense and related tax benefit for the three years ended December 31, 2014, 2013, and 2012:

(dollar amounts in thousands)	2014	2013	2012
Share-based compensation expense	$43,666	$37,007	$27,873
Tax benefit	14,779	12,472	9,298

Huntington’s stock option activity and related information for the year ended December 31, 2014, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2014	23,300	$7.61
Granted	1,807	9.22
Assumed	214
Exercised	(3,528)	6.02
Forfeited/expired	(2,174)	17.20

Outstanding at December 31, 2014	19,619	$6.99	3.9	$75,794

Expected to vest at December 31, 2014 (1)	4,950	$7.64	5.4	$14,272

Exercisable at December 31, 2014	14,193	$6.73	3.3	$60,311

(1)	The number of options expected to vest includes an estimate of 476 thousand shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the years ended December 31, 2014, 2013, and 2012, cash received for the exercises of stock options was $21.2 million, $14.4 million and $2.3 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3.5 million, $1.8 million and $0.3 million in 2014, 2013, and 2012, respectively.

The weighted-average grant date fair value of nonvested shares granted for the years ended December 31, 2014, 2013 and 2012 were $9.09, $7.12, and $6.69, respectively. The total fair value of awards vested during the years ended December 31, 2014, 2013, and 2012 was $25.7 million, $13.7 million, and $9.10 million, respectively. As of December 31, 2014, the total unrecognized compensation cost related to nonvested awards was $61.1 million with a weighted-average expense recognition period of 2.5 years.

The following table presents additional information regarding options outstanding as of December 31, 2014:

(amounts in thousands, except years and per share amounts)	Options Outstanding			Exercisable Options
Weighted- Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0 to $5.63	1,843	1.6	$4.64	1,836	$4.64
$5.64 to $6.02	7,110	3.6	6.02	7,078	6.02
$6.03 to $15.95	10,087	4.7	7.26	4,700	6.78
$15.96 to $22.73	579	0.7	21.74	579	21.74

Total	19,619	3.9	$6.99	14,193	$6.73

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

The following table summarizes the status of Huntington’s restricted stock units and performance share awards as of December 31, 2014, and activity for the year ended December 31, 2014:

(amounts in thousands, except per share amounts)	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Performance Share Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	—	$—	12,064	$6.80	1,646	$6.95
Granted	—	—	4,600	9.12	1,076	8.96
Assumed	27	—	—	—	—	—
Vested	(14)	9.53	(4,003)	6.39	—	—
Forfeited	(1)	9.53	(757)	7.54	(143)	7.26

Nonvested at December 31, 2014	12	9.53	11,904	$7.79	2,579	$7.76

15. INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Certain proposed adjustments resulting from the IRS Examination of our 2005 through 2009 tax returns have been settled with the IRS Appeals Office, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia and Illinois.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2014, Huntington had gross unrecognized tax benefits of $1.2 million in income tax liability related to tax positions. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. Huntington does not anticipate the total amount of gross unrecognized tax benefits to significantly change within the next 12 months.

The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits:

(dollar amounts in thousands)	2014	2013
Unrecognized tax benefits at beginning of year	$704	$6,246
Gross increases for tax positions taken during prior years	468	—
Gross decreases for tax positions taken during prior years	—	(5,048)
Settlements with taxing authorities	—	(494)

Unrecognized tax benefits at end of year	$1,172	$704

Any interest and penalties on income tax assessments or income tax refunds are recognized in the Consolidated Statements of Income as a component of provision for income taxes. Huntington recognized, $0.1 million of interest expense, $0.2 million of interest benefit, and $0.1 million of interest benefit for the years ended December 31, 2014, 2013 and 2012, respectively. Total interest accrued was $0.2 million and $0.1 million at December 31, 2014 and 2013, respectively. All of the gross unrecognized tax benefits would impact the Company’s effective tax rate if recognized.

The following is a summary of the provision (benefit) for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Current tax provision (benefit)
Federal	$186,436	$117,174	$35,387
State	(1,017)	4,278	6,966

Total current tax provision (benefit)	185,419	121,452	42,353

Deferred tax provision (benefit)
Federal	41,167	112,681	193,211
State	(5,993)	(6,659)	(33,273)

Total deferred tax provision (benefit)	35,174	106,022	159,938

Provision for income taxes	$220,593	$227,474	$202,291

The following is a reconcilement of provision for income taxes:

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Provision for income taxes computed at the statutory rate	$298,545	$304,065	$291,753
Increases (decreases):
Tax-exempt income	(17,971)	(34,378)	(15,752)
Tax-exempt bank owned life insurance income	(19,967)	(19,747)	(19,151)
General business credits	(46,047)	(39,868)	(49,654)
State deferred tax asset valuation allowance adjustment, net	(7,430)	(6,020)	(21,251)
Capital loss	(26,948)	(961)	(18,659)
Affordable housing investment amortization, net of tax benefits	33,752	16,851	28,855
State income taxes, net	2,873	4,472	4,152
Other	3,786	3,060	1,998

Provision for income taxes	$220,593	$227,474	$202,291

The significant components of deferred tax assets and liabilities at December 31, were as follows:

	At December 31,
(dollar amounts in thousands)	2014	2013
Deferred tax assets:
Allowances for credit losses	$233,656	$244,684
Net operating and other loss carryforward	161,548	153,826
Fair value adjustments	119,512	115,874
Accrued expense/prepaid	48,656	39,636
Tax credit carryforward	30,825	50,137
Partnership investments	24,123	13,552
Purchase accounting adjustments	13,839	14,096
Market discount	12,215	20,671
Other	9,477	10,437

Total deferred tax assets	653,851	662,913

Deferred tax liabilities:
Lease financing	202,298	146,814
Loan origination costs	103,025	82,345
Operating assets	50,266	46,524
Mortgage servicing rights	47,748	48,007
Securities adjustments	27,856	33,719

Purchase accounting adjustments	17,299	39,578
Pension and other employee benefits	9,677	12,608
Other	5,178	11,313

Total deferred tax liabilities	463,347	420,908

Net deferred tax asset before valuation allowance	190,504	242,005
Valuation allowance	(73,057)	(111,435)

Net deferred tax asset	$117,447	$130,570

At December 31, 2014, Huntington’s net deferred tax asset related to loss and other carryforwards was $192.4 million. This was comprised of federal net operating loss carryforwards of $35.9 million, which will begin expiring in 2023, $48.6 million of state net operating loss carryforward, which will begin expiring in 2015, an alternative minimum tax credit carryforward of $28.5 million, which may be carried forward indefinitely, a general business credit carryforward of $2.3 million, which will begin expiring in 2025, and a capital loss carryforward of $77.1 million, which expires in 2018.

In prior periods, Huntington established a valuation allowance against deferred tax assets for federal capital loss carryforwards, state deferred tax assets, and state net operating loss carryforwards. The federal valuation allowance was based on the uncertainty of forecasted federal taxable income expected of the required character in order to utilize the capital loss carryforward. The state valuation allowance was based on the uncertainty of forecasted state taxable income expected in applicable jurisdictions in order to utilize the state deferred tax assets and state net operating loss carryforwards. Based on current analysis of both positive and negative evidence and projected forecasted taxable income of the appropriate character and/or within applicable jurisdictions, the Company believes that it is more likely than not portions of the federal capital loss carryforward, the state deferred tax assets, and state net operating loss carryforwards will be realized. As a result of this analysis, the federal valuation allowance was reduced to $69.4 million compared to $96.3 million at December 31, 2013, for the portion of the capital loss carryforwards the Company expects to realize and the state valuation allowance was reduced to $3.7 million compared to $15.1 million in at December 31, 2013, for the portion of the state deferred tax assets and state net operating loss carryforwards the Company expects to realize.

At December 31, 2014 retained earnings included approximately $12.1 million of base year reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. Under current law, if these bad debt reserves are used for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate rate. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $4.1 million at December 31, 2014.

16. Benefit Plans

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There were no required minimum contributions during 2014. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013.

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

On January 1, 2015, Huntington terminated the company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington will partner with a third party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5.2 million reduction of the liability and increase in accumulated other comprehensive income. It will also result in a reduction of expense over the estimated life of plan participants.

The following table shows the weighted-average assumptions used to determine the benefit obligation at December 31, 2014 and 2013, and the net periodic benefit cost for the years then ended:

	Pension Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.12%	4.89%	3.72%	4.27%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate (1) (2)	4.89	4.15	4.11	3.28
Expected return on plan assets	7.25	7.63	N/A	N/A
Rate of compensation increase	N/A	4.50	N/A	N/A

N/A—Not Applicable

(1)	The 2013 pension benefit expense was remeasured as of July 1, 2013. The discount rate was 3.83% from January 1, 2013 to July 1, 2013, and was changed to 4.47% for the period from July 1, 2013 to December 31, 2013.
(2)	The 2014 post-retirement benefit expense was remeasured as of July 31, 2014. The discount rate was 4.27% from January 1, 2014 to July 31, 2014, and was changed to 3.89% for the period from July 31, 2014 to December 31, 2014.

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

The following table reconciles the beginning and ending balances of the benefit obligation of the Plan and the post-retirement benefit plan with the amounts recognized in the consolidated balance sheets at December 31:

	Pension Benefits		Post-Retirement Benefits
(dollar amounts in thousands)	2014	2013	2014	2013
Projected benefit obligation at beginning of measurement year	$684,999	$783,778	$25,669	$27,787
Changes due to:
Service cost	1,740	25,122	—	—
Interest cost	32,398	30,112	856	862
Benefits paid	(16,221)	(14,886)	(3,401)	(3,170)
Settlements	(27,045)	(19,363)	—	—
Plan amendments	—	(13,559)	(8,782)	—
Plan curtailments	—	(7,875)	—	—
Medicare subsidies	—	—	462	564
Actuarial assumptions and gains and losses (1)	123,723	(98,330)	1,159	(374)
Total changes	114,595	(98,779)	(9,706)	(2,118)

Projected benefit obligation at end of measurement year	$799,594	$684,999	$15,963	$25,669

(1)	The 2014 actuarial assumptions include revised mortality tables.

Benefits paid for post-retirement are net of retiree contributions collected by Huntington. The actual contributions received in 2014 by Huntington for the retiree medical program were $2.6 million.

The following table reconciles the beginning and ending balances of the fair value of Plan assets at the December 31, 2014 and 2013 measurement dates:

	Pension Benefits
(dollar amounts in thousands)	2014	2013
Fair value of plan assets at beginning of measurement year	$649,020	$633,617
Changes due to:
Actual return on plan assets	44,312	49,652
Settlements	(24,098)	(19,363)
Benefits paid	(16,221)	(14,886)

Total changes	3,993	15,403

Fair value of plan assets at end of measurement year	$653,013	$649,020

Huntington’s accumulated benefit obligation under the Plan was $799.6 million and $685.0 million at December 31, 2014 and 2013. As of December 31, 2014, the accumulated benefit obligation exceeded the fair value of Huntington’s plan assets by $146.6 million and is recorded in accrued expenses and other liabilities. The projected benefit obligation exceeded the fair value of Huntington’s plan assets by $146.6 million.

The following table shows the components of net periodic benefit costs recognized in the three years ended December 31, 2014:

	Pension Benefits			Post-Retirement Benefits
(dollar amounts in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$1,740	$25,122	$24,869	$—	$—	$—
Interest cost	32,398	30,112	29,215	856	862	1,350
Expected return on plan assets	(45,783)	(47,716)	(45,730)	—	—	—
Amortization of transition asset	—	—	(4)	—	—	—
Amortization of prior service cost	—	(2,883)	(5,767)	(1,609)	(1,353)	(1,353)
Amortization of loss	5,767	23,044	26,956	(571)	(600)	(332)
Curtailment	—	(34,613)	—	—	—	—
Settlements	11,200	8,116	5,405	—	—	—

Benefit costs	$5,322	$1,182	$34,944	$(1,324)	$(1,091)	$(335)

Included in benefit costs are $1.8 million, $1.7 million, and $1.1 million of plan expenses that were recognized in the three years ended December 31, 2014, 2013, and 2012. It is Huntington’s policy to recognize settlement gains and losses as incurred. Assuming no cash contributions are made to the Plan during 2015, Management expects net periodic pension benefit, excluding any expense of settlements, to approximate $2.5 million for 2015. The postretirement medical and life subsidy was eliminated for anyone who retires on or after March 1, 2010. As such, there were no incremental net periodic post-retirement benefits costs associated with this plan.

The estimated transition obligation, prior service credit, and net actuarial loss for the plans that will be amortized from OCI into net periodic benefit cost over the next fiscal year is zero, $2.0 million, and a $8.4 million benefit, respectively.

At December 31, 2014 and 2013, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of corporate and government fixed income investments, Huntington mutual funds and Huntington common stock as follows:

	Fair Value
(dollar amounts in thousands)	2014		2013
Cash equivalents:
Huntington funds—money market	$16,136	2%	$803	—%
Fixed income:
Huntington funds—fixed income funds	—	—	74,048	11
Corporate obligations	218,077	33	180,757	28
U.S. Government Obligations	62,627	10	51,932	8
Mutual funds—fixed income	34,761	5	—	—
U.S. Government Agencies	7,445	1	6,146	1
Equities:
Mutual funds—equities	147,191	23	—	—
Other common stock	118,970	18	—	—
Huntington common stock	—	—	20,324	3
Huntington funds	37,920	6	289,379	45
Exchange Traded Funds	6,840	1	24,705	4
Limited Partnerships	3,046	1	926	—

Fair value of plan assets	$653,013	100%	$649,020	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at December 31, 2014, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At December 31, 2014, Plan assets were invested 2% in cash and cash equivalents, 49% in equity investments, and 49% in bonds, with an average duration of 12.4 years on bond investments. The estimated life of benefit obligations was 12.8 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

The following table shows the number of shares and dividends received on shares of Huntington stock held by the Plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2014	2013
Shares in Huntington common stock(1)	—	2,095,304
Dividends received on shares of Huntington stock	$267	$992

(1)	The Plan has acquired and held Huntington common stock in compliance at all times with Section 407 of the Employee Retirement Income Security Act of 1978.

At December 31, 2014, the following table shows when benefit payments were expected to be paid:

(dollar amounts in thousands)	Pension Benefits	Post- Retirement Benefits
2015	$48,851	$1,419
2016	48,416	1,329
2017	45,378	1,235
2018	43,332	1,154
2019	43,238	1,098
2020 through 2024	209,153	4,997

Although not required, Huntington may choose to make a cash contribution to the Plan up to the maximum deductible limit in the 2014 plan year. Anticipated contributions for 2015 to the post-retirement benefit plan are $1.4 million.

The assumed healthcare cost trend rate has an effect on the amounts reported. A one percentage point increase would increase the accumulated post-retirement benefit obligation by $7.6 thousand and would increase interest costs by $3.5 thousand. A one percentage point decrease would decrease the accumulated post-retirement benefit obligation by $7.1 thousand and would decrease interest costs by $2.9 thousand.

The 2015 and 2014 healthcare cost trend rate was projected to be 7.3% for participants. This rate is assumed to decrease gradually until it reaches 4.5% in the year 2028 and remain at that level thereafter. Huntington updated the immediate healthcare cost trend rate assumption based on current market data and Huntington’s claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

Huntington also sponsors other nonqualified retirement plans, the most significant being the SERP and the SRIP. The SERP provides certain former officers and directors, and the SRIP provides certain current and former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2014 and 2013, Huntington has an accrued pension liability of $35.0 million and $29.2 million, respectively, associated with these plans. Pension expense for the plans was $1.0 million, $4.2 million, and $2.5 million in 2014, 2013, and 2012, respectively. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s SRIP plan effective December 31, 2013.

The following table presents the amounts recognized in the Consolidated Balance Sheets at December 31, 2014 and 2013 for all of Huntington defined benefit plans:

(dollar amounts in thousands)	2014	2013
Accrued expenses and other liabilities	$198,947	$90,842

The following tables present the amounts recognized in OCI as of December 31, 2014, 2013, and 2012, and the changes in accumulated OCI for the years ended December 31, 2014, 2013, and 2012:

(dollar amounts in thousands)	2014	2013	2012
Net actuarial loss	$(240,197)	$(166,078)	$(262,187)
Prior service cost	14,517	9,855	25,788

Defined benefit pension plans	$(225,680)	$(156,223)	$(236,399)

	2014
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(240,345)	$84,122	$(156,223)
Net actuarial (loss) gain:
Amounts arising during the year	(133,085)	46,580	(86,505)
Amortization included in net periodic benefit costs	19,056	(6,670)	12,386
Prior service cost:
Amounts arising during the year	8,781	(3,073)	5,708
Amortization included in net periodic benefit costs	(1,609)	563	(1,046)
Transition obligation:
Amortization included in net periodic benefit costs	—	—	—

Balance, end of year	$(347,202)	$121,522	$(225,680)

	2013
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(363,691)	$127,292	$(236,399)
Net actuarial (loss) gain:
Amounts arising during the year	118,666	(41,532)	77,134
Amortization included in net periodic benefit costs	29,194	(10,218)	18,976
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(24,514)	8,580	(15,934)
Transition obligation:
Amortization included in net periodic benefit costs	—	—	—

Balance, end of year	$(240,345)	$84,122	$(156,223)

	2012
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Balance, beginning of year	$(285,177)	$99,813	$(185,364)
Net actuarial (loss) gain:
Amounts arising during the year	(105,527)	36,934	(68,593)
Amortization included in net periodic benefit costs	33,880	(11,858)	22,022
Prior service cost:
Amounts arising during the year	—	—	—
Amortization included in net periodic benefit costs	(6,865)	2,403	(4,462)
Transition obligation:
Amortization included in net periodic benefit costs	(2)	—	(2)

Balance, end of year	$(363,691)	$127,292	$(236,399)

Huntington has a defined contribution plan that is available to eligible employees. Through December 31, 2012, Huntington matched participant contributions, up to the first 3% of base pay contributed to the Plan. Half of the employee contribution was matched on the 4th and 5th percent of base pay contributed to the Plan. Starting January 1, 2013, Huntington matched participant contributions, up to the first 4% of base pay contributed to the Plan. For 2014, a discretionary profit-sharing contribution equal to1% of eligible participants’ 2014 base pay was awarded.

The following table shows the costs of providing the defined contribution plan as of December 31:

	Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Defined contribution plan	$31,110	$18,238	$16,926

The following table shows the number of shares, market value, and dividends received on shares of Huntington stock held by the defined contribution plan:

	December 31,
(dollar amounts in thousands, except share amounts)	2014	2013
Shares in Huntington common stock	12,883,333	13,624,429
Market value of Huntington common stock	$135,533	$131,476
Dividends received on shares of Huntington stock	2,694	2,567

17. FAIR VALUES OF ASSETS AND LIABILITIES

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 83% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 17% of our positions are Level 3, and consist of non-agency Alt-A asset-backed securities, private-label CMO securities, CDO-preferred securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

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

Alt-A mortgage-backed and private-label CMO securities are collateralized by first-lien residential mortgage loans. The securities valuation methodology incorporates values obtained from a third-party pricing specialist using a discounted cash flow approach and a proprietary pricing model and includes assumptions management believes market participants would use to value the securities under current market conditions. The model uses inputs such as estimated prepayment speeds, losses, recoveries, default rates that are implied by the underlying performance of collateral in the structure or similar structures, house price depreciation / appreciation rates that are based upon macroeconomic forecasts and discount rates that are implied by market prices for similar securities with similar collateral structures. The remaining Alt-A mortgage-backed securities were sold during the third quarter of 2014.

CDO-preferred securities are CDOs backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. We engage a third-party pricing specialist with direct industry experience in CDO-preferred securities valuations to provide assistance in estimating the fair value and expected cash flows for each security in this portfolio. The PD of each issuer and the market discount rate are the most significant inputs in determining fair value. Management evaluates the PD assumptions provided by the third-party pricing specialist by comparing the current PD to the assumptions used the previous quarter, actual defaults and deferrals in the current period, and trend data on certain financial ratios of the issuers. Huntington also evaluates the assumptions related to discount rates. Relying on cash flows is necessary because there was a lack of observable transactions in the market and many of the original sponsors or dealers for these securities are no longer able to provide a fair value.

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

Derivatives

Derivatives classified as Level 2 consist of foreign exchange and commodity contracts, which are valued using exchange traded swaps and futures market data. In addition, Level 2 includes interest rate contracts, which are valued using a discounted cash flow method that incorporates current market interest rates. Level 2 also includes exchange traded options and forward commitments to deliver mortgage-backed securities, which are valued using quoted prices.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2014
Assets
Loans held for sale	$—	$354,888	$—	$—	$354,888
Loans held for investment	—	40,027	—	—	40,027
Trading account securities:

Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	2,857	—	—	2,857
Municipal securities	—	5,098	—	—	5,098
Other securities	33,121	1,115	—	—	34,236

	33,121	9,070	—	—	42,191

Available-for-sale and other securities:
U.S. Treasury securities	5,452	—	—	—	5,452
Federal agencies: Mortgage-backed	—	5,322,701	—	—	5,322,701
Federal agencies: Other agencies	—	351,543	—	—	351,543
Municipal securities	—	450,976	1,417,593	—	1,868,569
Private-label CMO	—	11,462	30,464	—	41,926
Asset-backed securities	—	873,260	82,738	—	955,998
Corporate debt	—	486,176	—	—	486,176
Other securities	17,430	3,316	—	—	20,746

	22,882	7,499,434	1,530,795	—	9,053,111

Automobile loans	—	—	10,590	—	10,590

MSRs	—	—	22,786	—	22,786

Derivative assets	—	449,775	4,064	(101,197)	352,642

Liabilities

Derivative liabilities	—	335,524	704	(51,973)	284,255

Short-term borrowings	—	2,295	—	—	2,295

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2013

Assets
Mortgage loans held for sale	$—	$278,928	$—	$—	$278,928
Trading account securities:
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	834	—	—	834
Municipal securities	—	2,180	—	—	2,180
Other securities	32,081	478	—	—	32,559

	32,081	3,492	—	—	35,573
Available-for-sale and other securities:
U.S. Treasury securities	51,604	—	—	—	51,604
Federal agencies: Mortgage-backed (2)	—	3,566,221	—	—	3,566,221
Federal agencies: Other agencies	—	319,888	—	—	319,888
Municipal securities	—	491,455	654,537	—	1,145,992
Private-label CMO	—	16,964	32,140	—	49,104
Asset-backed securities	—	983,621	107,419	—	1,091,040
Covered bonds	—	285,874	—	—	285,874
Corporate debt	—	457,240	—	—	457,240
Other securities	16,971	3,828	—	—	20,799

	68,575	6,125,091	794,096	—	6,987,762
Automobile loans	—	—	52,286	—	52,286
MSRs	—	—	34,236	—	34,236
Derivative assets	36,774	219,045	3,066	(58,856)	200,029
Liabilities
Derivative liabilities	22,787	124,123	676	(18,312)	129,274
Short-term borrowings	—	1,089	—	—	1,089

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
(2)	During 2013, Huntington transferred $292.2 million of federal agencies: mortgage-backed securities from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. These securities are valued at amortized cost and no longer classified within the fair value hierarchy. All securities were previously classified as Level 2 in the fair value hierarchy.

The tables below present a rollforward of the balance sheet amounts for the years ended December 31, 2014, 2013, and 2012 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology:

	Level 3 Fair Value Measurements Year ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Total gains / losses:
Included in earnings	(11,450)	3,047	—	36	226	(918)
Included in OCI	—	—	14,776	452	21,839	—
Purchases	—	—	1,038,348	—	—	—
Sales	—	—	—	—	(22,870)	—
Repayments	—	—	—	—	—	(40,778)
Settlements	—	(2,077)	(290,068)	(2,164)	(23,876)	—

Balance, end of year	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(11,450)	$3,047	$14,776	$452	$21,137	$(1,624)

	Level 3 Fair Value Measurements Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762
Total gains / losses:
Included in earnings	(966)	(5,944)	2,129	(180)	(2,244)	(358)
Included in OCI	—	—	9,075	1,703	35,139	—
Other (1)	—	—	600,435	—	—	—
Sales	—	—	—	(10,254)	(16,711)	—
Repayments	—	—	—	—	—	(90,118)
Settlements	—	(4,368)	(18,330)	(7,904)	(18,802)	—

Balance, end of year	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(966)	$(5,944)	$9,075	$1,703	$35,139	$(358)

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Balance, beginning of year	$65,001	$(169)	$95,092	$72,364	$121,698	$296,250
Total gains / losses:
Included in earnings	(29,799)	10,617	—	(796)	(59)	(1,230)
Included in OCI	—	—	(1,637)	8,245	23,138	—
Sales	—	—	(3,040)	(15,183)	(20,852)	—
Repayments	—	—	—	—	—	(152,258)
Settlements	—	2,254	(29,187)	(15,855)	(13,888)	—

Balance, end of year	$35,202	$12,702	$61,228	$48,775	$110,037	$142,762

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(29,799)	$5,818	$(1,637)	$8,245	$23,138	$(1,230)

(1)	Effective December 31, 2013 approximately $600.4 million of direct purchase municipal instruments were reclassified from C&I loans to available-for-sale securities.

The tables below summarize the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the years ended December 31, 2014, 2013, and 2012:

	Level 3 Fair Value Measurements
	Year ended December 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(11,450)	$3,047	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	170	—
Interest and fee income	—	—	—	36	56	(1,032)
Noninterest income	—	—	—	—	—	114

Total	$(11,450)	$3,047	$—	$36	$226	$(918)

	Level 3 Fair Value Measurements
	Year ended December 31, 2013
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(966)	$(5,944)	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(336)	(1,466)	—
Interest and fee income	—	—	2,129	156	(778)	(3,569)
Noninterest income	—	—	—	—	—	3,211

Total	$(966)	$(5,944)	$2,129	$(180)	$(2,244)	$(358)

	Level 3 Fair Value Measurements
	Year ended December 31, 2012
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income (loss)	$(29,799)	$10,617	$—	$—	$—	$—
Securities gains (losses)	—	—	—	(1,614)	—	—
Interest and fee income	—	—	—	818	(59)	(6,950)
Noninterest income	—	—	—	—	—	5,720

Total	$(29,799)	$10,617	$—	$(796)	$(59)	$(1,230)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	December 31, 2014			December 31, 2013
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$354,888	$340,070	$14,818	$278,928	$276,945	$1,983
Loans held for investment	40,027	40,938	(911)	—	—	—
Automobile loans	10,590	10,022	568	52,286	50,800	1,486

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the years ended December 31, 2014, 2013 and 2012:

	Net gains (losses) from fair value changes Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Assets
Mortgage loans held for sale	$(1,978)	$(12,711)	$4,284
Automobile loans	(918)	(360)	(1,231)
Liabilities
Securitization trust notes payable	—	—	(2,023)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Assets
Automobile loans	$911	$2,207	$2,749

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. For the year ended December 31, 2014, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at December 31,	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Year Ended December 31,
2014
Impaired loans	$52,911	$—	$—	$52,911	$(53,660)
Other real estate owned	35,039	—	—	35,039	$(4,021)

Periodically, Huntington records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. Appraisals are reviewed and approved by Huntington.

Other real estate owned properties are included in accrued income and other assets and valued based on appraisals and third party price opinions, less estimated selling costs.

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Significant	Range
(dollar amounts in thousands)	December 31, 2014	Technique	Unobservable Input	(Weighted Average)
MSRs	$22,786	Discounted cash flow	Constant prepayment rate (CPR)	7% – 26%(16%)
			Spread over forward interest rate swap rates	228 – 900(546)
			Net costs to service	$21 – $79($40)

Derivative assets	4,064	Consensus Pricing	Net market price	-5.09% – 17.46%(1.7%)
Derivative liabilities	704		Estimated Pull thru %	38% – 91%(75%)

Municipal securities	1,417,593	Discounted cash flow	Discount rate	0.5% – 4.9%(2.5%)

Private-label CMO	30,464	Discounted cash flow	Discount rate	2.7% – 7.2%(6.0%)
			Constant prepayment rate (CPR)	13.6% – 32.6%(20.7%)
			Probability of default	0.1% – 4.0%(0.7%)
			Loss Severity	0.0% – 64.0%(33.9%)

Asset-backed securities	82,738	Discounted cash flow	Discount rate	4.3% – 13.3%(7.3%)
			Cumulative prepayment rate	0.0% – 100%(10.1%)
			Cumulative default	1.9% – 100%(15.9%)
			Loss given default	20% – 100%(94.4%)
			Cure given deferral	0.0% – 75%(32.6%)

Automobile loans	10,590	Discounted cash flow	Constant prepayment rate (CPR)	154.2%
			Discount rate	0.2% – 5.0%(2.3%)
			Life of pool cumulative losses	2.1%

Impaired loans	52,911	Appraisal value	NA	NA

Other real estate owned	35,039	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(dollar amounts in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and short-term assets	$1,285,124	$1,285,124	$1,058,175	$1,058,175
Trading account securities	42,191	42,191	35,573	35,573
Loans held for sale	416,327	416,327	326,212	326,212
Available-for-sale and other securities	9,384,670	9,384,670	7,308,753	7,308,753
Held-to-maturity securities	3,379,905	3,382,715	3,836,667	3,760,898
Net loans and direct financing leases	47,050,530	45,110,406	42,472,630	40,976,014
Derivatives	352,642	352,642	200,029	200,029
Financial Liabilities:
Deposits	51,732,151	52,454,804	47,506,718	48,132,550
Short-term borrowings	2,397,101	2,397,101	2,352,143	2,343,552
Long term debt	4,335,962	4,286,304	2,458,272	2,424,564
Derivatives	284,255	284,255	129,274	129,274

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Consolidated Balance Sheets at fair value at December 31, 2014 and December 31, 2013:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2014
Financial Assets
Held-to-maturity securities	$—	$3,382,715	$—	$3,382,715
Net loans and direct financing leases	—	—	45,110,406	45,110,406
Financial liabilities
Deposits	—	48,183,798	4,271,006	52,454,804
Short-term borrowings	—	—	2,397,101	2,397,101
Long-term debt	—	—	4,286,304	4,286,304

	Estimated Fair Value Measurements at Reporting Date Using			Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	December 31, 2013
Financial Assets
Held-to-maturity securities	$—	$3,760,898	$—	$3,760,898
Net loans and direct financing leases	—	—	40,976,014	40,976,014
Financial liabilities
Deposits	—	42,279,542	5,853,008	48,132,550
Short-term borrowings	—	—	2,343,552	2,343,552
Long-term debt	—	—	2,424,564	2,424,564

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

18. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at December 31, 2014, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$9,300,000	$9,300,000
Deposits	69,100	—	69,100
Subordinated notes	475,000	—	475,000
Long-term debt	2,285,000	—	2,285,000

Total notional value at December 31, 2014	$2,829,100	$9,300,000	$12,129,100

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at December 31, 2014:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands )	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,300,000	2.0	$(17,078)	0.80%	0.24%
Liability conversion swaps
Receive fixed—generic	2,829,100	3.1	57,544	1.73	0.25

Total swap portfolio	$12,129,100	2.2	$40,466	1.02%	0.25%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $97.6 million, $95.4 million, and $107.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At December 31, 2014, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at December 31, 2014 and 2013 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets

	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$53,114	$49,998
Interest rate contracts not designated as hedging instruments	183,610	169,047
Foreign exchange contracts not designated as hedging instruments	32,798	28,499
Commodity contracts not designated as hedging instruments	180,218	4,278

Total contracts	$449,740	$251,822

Liability derivatives included in accrued expenses and other liabilities

	December 31,
(dollar amounts in thousands)	2014	2013
Interest rate contracts designated as hedging instruments	$12,648	$25,321
Interest rate contracts not designated as hedging instruments	110,627	99,247
Foreign exchange contracts not designated as hedging instruments	29,754	18,909
Commodity contracts not designated as hedging instruments	179,180	3,838

Total contracts	$332,209	$147,315

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item:

	Year ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(1,045)	$(4,006)	$(2,526)
Change in fair value of hedged deposits (1)	1,025	4,003	2,601
Change in fair value of interest rate swaps hedging subordinated notes (2)	476	(44,699)	1,432
Change in fair value of hedged subordinated notes (2)	(476)	44,699	(1,432)
Change in fair value of interest rate swaps hedging other long-term debt (2)	1,990	(5,716)	114
Change in fair value of hedged other long-term debt (2)	828	6,843	(114)

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other-long-term debt in the Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion) (pre-tax)
(dollar amounts in thousands)	2014	2013	2012		2014	2013	2012
Interest rate contracts
Loans	$9,192	$(56,056)	$(2,866)	Interest and fee income—loans and leases	$(4,064)	$(14,979)	$14,849
Investment securities	—	—	(703)	Interest and fee income—investment securities	93	(209)	—
Subordinated notes	—	—	—	Interest expense—subordinated notes and other long-term debt	—	—	143

Total	$9,192	$(56,056)	$(3,569)		$(3,971)	$(15,188)	$14,992

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $21.1 million after-tax, of unrealized gains on cash flow hedging derivatives currently in OCI.

The following table presents the gains and (losses) recognized in noninterest income for the ineffective portion of interest rate contracts for derivatives designated as cash flow hedges for the years ending December 31, 2014, 2013, and 2012:

	December 31,
(dollar amounts in thousands)	2014	2013	2012
Derivatives in cash flow hedging relationships
Interest rate contracts:
Loans	$74	$878	$(179)

Derivatives used in trading activities

Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted of commodity, interest rate, and foreign exchange contracts. The derivative contracts grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Huntington may enter into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies in order to economically hedge significant exposure related to derivatives used in trading activities.

Commodity derivatives help the customer hedge risk and reduce exposure to price changes in commodities. Activity related to commodity derivatives is concentrated in large corporate, middle market, and energy sectors. Commodities markets trade and include oil, refined products, natural gas, coal, as well as industrial and precious metals. The energy sector focuses on oil, gas, and coal. Based on policy limits and the relatively small notional amounts of commodity activity, we do not anticipate any meaningful price risk for our commodity derivatives. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. The interest rate risk of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties. The credit risk to these customers is evaluated and included in the calculation of fair value. Foreign currency derivatives help the customer hedge risk and reduce exposure to fluctuations in exchange rates. Transactions are primarily in liquid currencies with Canadian dollars and Euros comprising a majority of all transactions.

The net fair values of these derivative financial instruments used in trading activities, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at December 31, 2014 and 2013, were $74.4 million and $80.5 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $14.4 billion and $14.3 billion at December 31, 2014 and 2013, respectively. Huntington’s credit risks from derivatives used for trading purposes were $219.3 million and $160.4 million at the same dates, respectively.

Financial assets and liabilities that are offset in the Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 17. Huntington records these derivatives net of any master netting arrangement in the Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

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

At December 31, 2014 and December 31, 2013, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $19.5 million and $15.2 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At December 31, 2014, Huntington pledged $130.9 million of investment securities and cash collateral to counterparties, while other counterparties pledged $130.0 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets
				Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
December 31, 2014 Derivatives	$480,803	$(128,161)	$352,642	$(27,744)	$(1,095)	$323,803
December 31, 2013 Derivatives	300,903	(111,458)	189,445	(35,205)	(360)	153,880

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross amounts not offset in the consolidated balance sheets
(dollar amounts in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheets	Net amounts of assets presented in the consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
December 31, 2014 Derivatives	$363,192	$(78,937)	$284,255	$(78,654)	$(111)	$205,490
December 31, 2013 Derivatives	196,397	(76,539)	119,858	(86,204)	290	33,944

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

	At December 31,
(dollar amounts in thousands)	2014	2013
Derivative assets:
Interest rate lock agreements	$4,064	$3,066
Forward trades and options	35	3,997

Total derivative assets	4,099	7,063

Derivative liabilities:
Interest rate lock agreements	(259)	(231)
Forward trades and options	(3,760)	(40)

Total derivative liabilities	(4,019)	(271)

Net derivative asset (liability)	$80	$6,792

The total notional value of these derivative financial instruments at December 31, 2014 and 2013, was $0.6 billion and $0.5 billion, respectively. The total notional amount at December 31, 2014 corresponds to trading assets with a fair value of $3.0 million and no trading liabilities. Net trading gains (losses) related to MSR hedging for the years ended December 31, 2014, 2013, and 2012, were $7.1 million, $(25.0) million, and $31.3 million, respectively. These amounts are included in mortgage banking income in the Consolidated Statements of Income.

19. VIEs

Consolidated VIEs

Consolidated VIEs at December 31, 2014 consisted of automobile loan and lease securitization trusts formed in 2009 and 2006. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2014 first quarter, Huntington cancelled the 2009 and 2006 Automobile Trusts. As a result, any remaining assets at the time of the cancellation are no longer part of the trusts.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Consolidated Balance Sheets at December 31, 2014 and 2013:

	2009	2006	Other
	Automobile	Automobile	Consolidated
	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2014
Assets:
Cash	$—	$—	$—	$—
Loans and leases	—	—	—	—
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	—	—	—	—
Accrued income and other assets	—	—	243	243

Total assets	$—	$—	$243	$243

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	243	243

Total liabilities	$—	$—	$243	$243

	2009	2006	Other
	Automobile	Automobile	Consolidated
	Trust	Trust	Trusts	Total
(dollar amounts in thousands)	December 31, 2013
Assets:
Cash	$8,580	$79,153	$—	$87,733
Loans and leases	52,286	151,171	—	203,457
Allowance for loan and lease losses	—	(711)	—	(711)

Net loans and leases	52,286	150,460	—	202,746
Accrued income and other assets	235	485	262	982

Total assets	$61,101	$230,098	$262	$291,461

Liabilities:
Other long-term debt	$—	$—	$—	$—
Accrued interest and other liabilities	—	—	262	262

Total liabilities	$—	$—	$262	$262

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

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Consolidated Financial Statements, as well as the maximum exposure to losses associated with interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary to the VIE at December 31, 2014 and 2013.

	December 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,136	$—	$2,136
2012-2 Automobile Trust	3,220	—	3,220
2011 Automobile Trust	944	—	944
Tower Hill Securities, Inc.	55,611	65,000	55,611
Trust Preferred Securities	13,919	317,075	—
Low Income Housing Tax Credit Partnerships	368,283	154,861	368,283
Other Investments	83,400	20,760	83,400

Total	$527,513	$557,696	$513,594

	December 31, 2013
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$5,975	$—	$5,975
2012-2 Automobile Trust	7,396	—	7,396
2011 Automobile Trust	3,040	—	3,040
Tower Hill Securities, Inc.	66,702	65,000	66,702
Trust Preferred Securities	13,764	312,894	—
Low Income Housing Tax Credit Partnerships	317,226	134,604	317,226
Other Investments	90,278	9,772	90,278

Total	$504,381	$522,270	$490,617

2012-1 AUTOMOBILE TRUST, 2012-2 AUTOMOBILE TRUST, and 2011 AUTOMOBILE TRUST

During the 2012 first and fourth quarters, and 2011 third quarter, we transferred automobile loans totaling $1.3 billion, $1.0 billion, and $1.0 billion, respectively to trusts in separate securitization transactions. The securitizations and the resulting sale of all underlying securities qualified for sale accounting. Huntington has concluded that it is not the primary beneficiary of these trusts because it has neither the obligation to absorb losses of the entities that could potentially be significant to the VIEs nor the right to receive benefits from the entities that could potentially be significant to the VIEs. Huntington is not required and does not currently intend to provide any additional financial support to the trusts. Investors and creditors only have recourse to the assets held by the trusts. The interest Huntington holds in the VIEs relates to servicing rights which are included within accrued income and other assets of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

TOWER HILL SECURITIES, INC.

In 2010, we transferred approximately $92.1 million of municipal securities, $86.0 million in Huntington Preferred Capital, Inc. (Real Estate Investment Trust) Class E Preferred Stock and cash of $6.1 million to Tower Hill Securities, Inc. in exchange for $184.1 million of Common and Preferred Stock of Tower Hill Securities, Inc. The municipal securities and the REIT Shares will be used to satisfy $65.0 million of mandatorily redeemable securities issued by Tower Hill Securities, Inc. and are not available to satisfy the general debts and obligations of Huntington or any consolidated affiliates. The transfer was recorded as a secured financing. Interests held by Huntington consist of municipal securities within available for sale and other securities and Series B preferred securities within long term debt of Huntington’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the municipal securities.

TRUST-PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Consolidated Balance Sheet as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Consolidated Financial Statements. A list of trust-preferred securities outstanding at December 31, 2014 follows:

			Principal amount of	Investment in
			subordinated note/	unconsolidated
(dollar amounts in thousands)	Rate		debenture issued to trust (1)	subsidiary
Huntington Capital I	0.93	%(2)	$111,816	$6,186
Huntington Capital II	0.87	%(3)	54,593	3,093
Sky Financial Capital Trust III	1.66	%(4)	72,165	2,165
Sky Financial Capital Trust IV	1.63	%(4)	74,320	2,320
Camco Financial Trust	1.57	%(5)	4,181	155

Total			$317,075	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at December 31, 2014, based on three month LIBOR + 0.70.
(3)	Variable effective rate at December 31, 2014, based on three month LIBOR + 0.625.
(4)	Variable effective rate at December 31, 2014, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at December 31, 2014, based on three month LIBOR + 1.33.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment losses related to these investments are included in non-interest-income in the Condensed Consolidated Statements of Income.

During the 2014 first quarter, Huntington early adopted ASU 2014-01 (see Note 2). The amendments are required to be applied retrospectively to all periods presented. As a result of these changes, Huntington recorded a cumulative-effect adjustment to beginning retained earnings.

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at December 31, 2014 and 2013.

	December 31,	December 31,
(dollar amounts in thousands)	2014	2013
Affordable housing tax credit investments	$576,381	$484,799
Less: amortization	(208,098)	(167,573)

Net affordable housing tax credit investments	$368,283	$317,226

Unfunded commitments	$154,861	$134,604

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Tax credits and other tax benefits recognized	$51,317	$55,819	$55,558
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	39,021	32,789	32,337
Equity method
Tax credit investment losses included in non-interest income	434	1,176	676

There were no sales of LIHTC investments in 2014. During the years ended December 31, 2013 and 2012, Huntington sold LIHTC investments resulting in gains of $8.7 million and $5.4 million, respectively. The gains were recorded in noninterest income in the Consolidated Statements of Income.

Huntington recognized immaterial impairment losses for the years ended December 31, 2014, 2013 and 2012. The impairment losses recognized related to the fair value of the tax credit investments that were less than carrying value.

OTHER INVESTMENTS

Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

20. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Consolidated Financial Statements. The contract amounts of these financial agreements at December 31, 2014, and December 31, 2013, were as follows:

	At December 31,
(dollar amounts in thousands)	2014	2013
Contract amount represents credit risk
Commitments to extend credit:
Commercial	$11,181,522	$10,198,327
Consumer	7,579,632	6,544,606
Commercial real estate	908,112	765,982
Standby letters of credit	497,457	439,834

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.4 million and $2.1 million at December 31, 2014 and 2013, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At December 31, 2014, Huntington had $497 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $497 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this risk rating system as of December 31, 2014, approximately $137 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage, approximately $360 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and none were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At December 31, 2014 and 2013, Huntington had commitments to sell residential real estate loans of $545.0 million and $452.6 million, respectively. These contracts mature in less than one year.

Litigation

The nature of Huntington’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters, and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company considers settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

On at least a quarterly basis, Huntington assesses its liabilities and contingencies in connection with threatened and outstanding regulatory legal, and administrative cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Company will incur a loss and the amount can be reasonably estimated, Huntington establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $130.0 million at December 31, 2014. For certain other cases, matters and proceedings, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal cases, matters, or proceedings will not have a material negative adverse effect on the Company’s consolidated financial position as a whole. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters, and proceedings, if unfavorable, may be material to the Company’s consolidated financial position in a particular period.

The Bank has been named a defendant in two lawsuits arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the Internal Revenue Service raided Cyberco’s facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the

Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation.

Cyberco filed a Chapter 7 bankruptcy petition on December 9, 2004, and Teleservices then filed its Chapter 7 bankruptcy petition on January 21, 2005. In an adversary proceeding commenced against the Bank on December 8, 2006, the Cyberco bankruptcy trustee sought recovery of over $70.0 million he alleged was transferred to the Bank. The Cyberco bankruptcy trustee also alleged preferential transfers were made to the Bank in the amount of approximately $1.2 million. The Bank moved to dismiss the complaint and all but the preference claims were dismissed on January 29, 2008. The Bankruptcy Court ordered the case to be tried in July 2012, and entered an order governing all pretrial conduct. The Bank filed a motion for summary judgment on the basis that the Cyberco trustee sought recovery of the same alleged transfers as the Teleservices trustee in a separate case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

The Teleservices bankruptcy trustee filed a separate adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank for application to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining that the alleged transfers made to the Bank during the period from April 30, 2004 through November 2004 were not received in good faith and that the Bank failed to show a lack of knowledge of the avoidability of the alleged transfers made from September 2003 through April 30, 2004. The trustee then filed an amended motion for summary judgment in her affirmative case and a hearing was held on July 1, 2011.

On March 30, 2012, the Bankruptcy Court issued an Opinion on the Teleservices trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $ 73.0 million. The Bankruptcy Court ruled the Bank may be entitled to a credit of approximately $ 4.0 million for the Cyberco trustee’s recoveries in preference actions filed against third parties that received payments from Cyberco within 90 days preceding Cyberco’s bankruptcy. Lastly, the Bankruptcy Court ruled that the Teleservices trustee was entitled to an award of prejudgment interest at a rate to be determined. A trial was held on these remaining issues on April 30, 2012, and the Court issued a bench opinion on July 23, 2012. In that opinion, the Court denied the Bank the $ 4.0 million credit, but ruled approximately $ 0.9 million in deposits were either double-counted or were outside the timeframe in which the Teleservices trustee could recover. Therefore, the Bankruptcy Court’s recommended award was reduced by $ 0.9 million. Further, the Bankruptcy Court ruled the interest rate specified in the federal statute governing post-judgment interest, which is based on U.S. Treasury bill rates, would be the rate of interest used to determine prejudgment interest. The Bankruptcy Court’s March 2011 and March 2012 opinions, as well as its July 23, 2012 bench opinion, were not reduced to final judgment by the Bankruptcy Court. Rather, the Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan, recommending that the District Court enter a final judgment against the Bank in the principal amount of $ 71.8 million, plus interest through July 27, 2012, in the amount of $ 8.8 million. The parties filed their respective objections and responses to the Bankruptcy Court’s report and recommendation. Oral argument on the parties’ objections and responses to the report and recommendation was held by the District Court on September 22, 2014. Each party then submitted a rebuttal brief to the District Court on October 6, 2014. The District Court is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s report and recommendation and has not issued a ruling to date.

During the pendency of the adversary proceedings commenced by the Cyberco and Teleservices trustees, the Bank moved to substantively consolidate the two bankruptcy estates, principally on the ground that Teleservices was the alter ego and a mere instrumentality of Cyberco at all times. On July 2, 2010, the Bankruptcy Court issued an Opinion and Order denying the Bank’s motion for substantive consolidation of the two bankruptcy estates. The Bank appealed that decision to the Bankruptcy Appellate Panel (BAP) for the Sixth Circuit, which ruled that the order denying substantive consolidation would not be a final order until the Bankruptcy Court issued its opinion on the Bank’s defenses in the Teleservices adversary proceeding, and dismissed the appeal. The Bank appealed the BAP’s decision to the Sixth Circuit. When the Bankruptcy Court issued its March 17, 2011, opinion in the Teleservices adversary proceeding, the Bank again appealed the order denying substantive consolidation to the BAP, which appeal was held in abeyance pending decision by the Sixth Circuit on the appeal of the BAP’s 2010 order. On August 30, 2013, the Sixth Circuit affirmed the BAP’s 2010 decision dismissing the original appeal. The Bank filed a status report with the BAP on the second appeal and the trustees then moved to dismiss the second appeal on the ground that the Bankruptcy Court’s orders denying substantive consolidation were still not final orders. The BAP granted the trustees’ motion in an Order dated December 23, 2013.

The Bank is a defendant in an action filed on January 17, 2012 against MERSCORP, Inc. and numerous other financial institutions that participate in the mortgage electronic registration system (MERS). The putative class action was filed on behalf of all 88 counties in Ohio. The plaintiffs allege that the recording of mortgages and assignments thereof is mandatory under Ohio law and seek a declaratory judgment that the defendants are required to record every mortgage and assignment on real property located in Ohio and pay the attendant statutory recording fees. The complaint also seeks damages, attorney’s fees and costs. Huntington filed a motion to dismiss the complaint, which has been fully briefed, but no ruling has been issued by the Geauga County, Ohio Court of Common Pleas. Similar litigation has been initiated against MERSCORP, Inc. and other financial institutions in other jurisdictions throughout the country, however, the Bank has not been named a defendant in those other cases.

The Bank is also a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. The Bank removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to the Bank. Following further briefing by the parties, the Court denied the Bank’s motion for judgment on the pleadings on September 26, 2014. On October 7, 2014, the Bank filed a motion to certify the District Court’s decision for interlocutory review by the Fourth Circuit Court of Appeals. The plaintiffs have opposed the Bank’s motion. No ruling has yet been issued by the Court.

Commitments Under Operating Lease Obligations

At December 31, 2014, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014, were as follows: $50.9 million in 2015, $47.7 million in 2016, $44.4 million in 2017, $41.2 million in 2018, $37.9 million in 2019, and $237.1 million thereafter. At December 31, 2014, total minimum lease payments have not been reduced by minimum sublease rentals of $8.4 million due in the future under noncancelable subleases. At December 31, 2014, the future minimum sublease rental payments that Huntington expects to receive were as follows: $4.0 million in 2015, $2.0 million in 2016, $1.0 million in 2017, $0.6 million in 2018, $0.3 million in 2019, and $0.5 million thereafter. The rental expense for all operating leases was $57.2 million, $55.3 million, and $54.7 million for 2014, 2013, and 2012, respectively. Huntington had no material obligations under capital leases.

21. OTHER REGULATORY MATTERS

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

As of December 31, 2014, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and the Bank are as follows:

	Tier 1 risk-based capital (1)		Total risk-based capital (1)		Tier 1 leverage capital (1)
(dollar amounts in thousands)	2014	2013	2014	2013	2014	2013
Huntington Bancshares Incorporated
Amount	$6,265,900	$6,099,629	$7,388,336	$7,239,035	$6,265,900	$6,099,629
Ratio	11.50%	12.28%	13.56%	14.57%	9.74%	10.67%
The Huntington National Bank
Amount	$6,136,190	$5,682,067	$6,956,242	$6,520,190	$6,136,190	$5,682,067
Ratio	11.28%	11.45%	12.79%	13.14%	9.56%	9.97%

(1)	In accordance with applicable regulatory reporting guidance, we are not required to retrospectively update historical filings for newly adopted accounting principles. Therefore, regulatory capital data has not been updated for the adoption of ASU 2014-01.

Tier 1 risk-based capital consists of total equity plus qualifying capital securities and minority interest, excluding unrealized gains and losses accumulated in OCI, and non-qualifying intangible and servicing assets. Total risk-based capital is the sum of Tier 1 risk-based capital and qualifying subordinated notes and allowable allowances for credit losses (limited to 1.25% of total risk-weighted assets). Tier 1 leverage capital is equal to Tier 1 capital. Both Tier 1 capital and total risk-based capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. The Tier 1 leverage capital ratio is calculated by dividing the Tier 1 capital amount by average total assets for the fourth quarter of 2014 and 2013, less non-qualifying intangibles and other adjustments.

Huntington has the ability to provide additional capital to the Bank to maintain the Bank’s risk-based capital ratios at levels at which would be considered well-capitalized.

On July 2, 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios were effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in banking offices or on deposit at the Federal Reserve Bank. During 2014 and 2013, the average balances of these deposits were $0.2 billion and $0.3 billion, respectively.

Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the parent company and nonbank subsidiaries. At December 31, 2014, the Bank could lend $695.6 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. During 2014, the Bank paid dividends of $224 million to the holding company. Also, there are statutory and regulatory limitations on the ability of national banks to pay dividends or make other capital distributions. The amount available for dividend payments to the parent company by Huntington National Bank without prior regulatory approval was approximately $339 million at December 31, 2014.

22. PARENT COMPANY FINANCIAL STATEMENTS

The parent company financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	December 31,
(dollar amounts in thousands)	2014	2013
Assets
Cash and cash equivalents	$662,768	$966,065
Due from The Huntington National Bank	276,851	246,841
Due from non-bank subsidiaries	51,129	57,747
Investment in The Huntington National Bank	6,073,408	5,537,582
Investment in non-bank subsidiaries	509,114	587,388
Accrued interest receivable and other assets	279,366	286,036

Total assets	$7,852,636	$7,681,659

Liabilities and shareholders’ equity
Long-term borrowings	$1,046,105	$1,034,266
Dividends payable, accrued expenses, and other liabilities	478,361	557,240
Total liabilities	1,524,466	1,591,506
Shareholders’ equity (1)	6,328,170	6,090,153

Total liabilities and shareholders’ equity	$7,852,636	$7,681,659

(1)	See Consolidated Statements of Changes in Shareholders’ Equity.

Statements of Income	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Income
Dividends from
The Huntington National Bank	$244,000	$—	$—
Non-bank subsidiaries	27,773	55,473	36,450
Interest from
The Huntington National Bank	3,906	6,598	38,617
Non-bank subsidiaries	2,613	3,129	5,420
Other	2,994	2,148	1,409

Total income	281,286	67,348	81,896

Expense
Personnel costs	53,359	52,846	42,745
Interest on borrowings	17,031	20,739	28,926
Other	52,662	36,728	35,415

Total expense	123,052	110,313	107,086

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	158,234	(42,965)	(25,190)
Provision (benefit) for income taxes	(62,897)	(22,298)	(12,565)

Income (loss) before equity in undistributed net income of subsidiaries	221,131	(20,667)	(12,625)
Increase (decrease) in undistributed net income (loss) of:
The Huntington National Bank	414,049	692,392	653,615
Non-bank subsidiaries	(2,788)	(30,443)	(9,700)

Net income	$632,392	$641,282	$631,290

Other comprehensive income (loss) (1)	(8,283)	(63,192)	22,946

Comprehensive income	$624,109	$578,090	$654,236

(1)	See Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

Statements of Cash Flows	Year Ended December 31,
(dollar amounts in thousands)	2014	2013	2012
Operating activities
Net income	$632,392	$641,282	$631,290
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(411,261)	(718,144)	(688,149)
Depreciation and amortization	548	513	265
Other, net	26,685	15,965	60,446

Net cash (used for) provided by operating activities	248,364	(60,384)	3,852

Investing activities
Repayments from subsidiaries	9,250	285,792	591,923
Advances to subsidiaries	(32,350)	(249,050)	(36,126)
Cash paid for acquisitions, net of cash received	(13,452)	—	—

Net cash (used for) provided by investing activities	(36,552)	36,742	555,797

Financing activities
Proceeds from issuance of long-term borrowings	—	400,000	—
Payment of borrowings	—	(50,000)	(236,885)
Dividends paid on stock	(198,789)	(182,476)	(169,335)
Net proceeds from issuance of common stock	2,597	—	—
Repurchases of common stock	(334,429)	(124,995)	(148,881)
Other, net	15,512	25,707	(1,031)

Net cash provided by (used for) financing activities	(515,109)	68,236	(556,132)

Change in cash and cash equivalents	(303,297)	44,594	3,517
Cash and cash equivalents at beginning of year	966,065	921,471	917,954

Cash and cash equivalents at end of year	$662,768	$966,065	$921,471

Supplemental disclosure:
Interest paid	$21,321	$20,739	$28,926

23. BUSINESS COMBINATIONS

BANK OF AMERICA BRANCH ACQUISITION

On September 12, 2014, Huntington completed its acquisition and conversion of 24 Bank of America branches, furthering our presence in Michigan. Under the terms of the agreement, Huntington acquired approximately $745.2 million of deposits. The deposits were recorded at fair value. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). As part of the acquisition, Huntington recorded $17.1 million of goodwill.

Pro forma results have not been disclosed, as those amounts are not significant to the audited consolidated financial statements.

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

Under the agreement, Huntington acquired approximately $559.4 million of loans and $557.4 million of deposits. Assets acquired and liabilities assumed were recorded at fair value. The fair values for loans were estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with the loans. The fair values of deposits were estimated by discounting cash flows using interest rates currently being offered on deposits with similar maturities (Level 3). As part of the acquisition, Huntington recorded $64.2 million of goodwill, all of which is nondeductible for tax purposes.

Pro forma results have not been disclosed, as those amounts are not significant to the audited consolidated financial statements.

24. SEGMENT REPORTING

Our business segments are based on our internally-aligned segment leadership structure, which is how we monitor results and assess performance. During the 2014 first quarter, we reorganized our business segments to drive our ongoing growth and leverage the knowledge of our highly experienced team. We now have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. The Treasury / Other function includes our technology and operations, other unallocated assets, liabilities, revenue, and expense. All periods presented have been reclassified to conform to the current period classification.

Retail and Business Banking: The Retail and Business Banking segment provides a wide array of financial products and services to consumer and small business customers including but not limited to checking accounts, savings accounts, money market accounts, certificates of deposit, consumer loans, and small business loans. Other financial services available to consumer and small business customers include investments, insurance, interest rate risk protection, foreign exchange hedging, and treasury management. Huntington serves customers primarily through our network of branches in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. In addition to our extensive branch network, customers can access Huntington through online banking, mobile banking, telephone banking, and ATMs.

Huntington has established a “Fair Play” banking philosophy and built a reputation for meeting the banking needs of consumers in a manner which makes them feel supported and appreciated. Huntington believes customers are recognizing this and other efforts as key differentiators and it is earning us more customers, deeper relationships and the J.D. Power retail service excellence award for 2013 and 2014.

Business Banking is a dynamic and growing part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues under $20 million and consists of approximately 160,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their financing needs and is the number one SBA lender in the country. We have also won the J.D. Power award for small business service excellence in 2012 and 2014.

Commercial Banking: Through a relationship banking model, this segment provides a wide array of products and services to the middle market, large corporate, and government public sector customers located primarily within our geographic footprint. The segment is divided into seven business units: middle market, large corporate, specialty banking, asset finance, capital markets, treasury management, and insurance. During the 2014 third quarter, we moved our insurance brokerage business from Treasury / Other to Commercial Banking to align with a change in management responsibilities. During the 2014 fourth quarter, we moved the Asset Based Lending group back into the commercial division, and combined management with equipment finance and public capital to form the Asset Finance division.

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

Asset Finance division is a combination of our Equipment Finance, Public Capital, Asset Based Lending, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.

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

Treasury Management teams help businesses manage their working capital programs and reduce expenses. Our liquidity solutions help customers save and invest wisely, while our payables and receivables capabilities help them manage purchases and the receipt of payments for good and services. All of this is provided while helping customers take a sophisticated approach to managing their overhead, inventory, equipment and labor.

Insurance brokerage business specializes in commercial property and casualty, employee benefits, personal lines, life and disability and specialty lines of insurance. We also provide brokerage and agency services for residential and commercial title insurance and excess and surplus product lines of insurance. As an agent and broker we do not assume underwriting risks; instead we provide our customers with quality, noninvestment insurance contracts.

Automobile Finance and Commercial Real Estate: This segment provides lending and other banking products and services to customers outside of our traditional retail and commercial banking segments. Our products and services include providing financing for the purchase of vehicles by customers at franchised automotive dealerships, financing the acquisition of new and used vehicle inventory of franchised automotive dealerships, and financing for land, buildings, and other commercial real estate owned or constructed by real estate developers, automobile dealerships, or other customers with real estate project financing needs. Products and services are delivered through highly specialized relationship-focused bankers and product partners. Huntington creates well-defined relationship plans which identify needs where solutions are developed and customer commitments are obtained.

The Automotive Finance team services automobile dealerships, its owners, and consumers buying automobiles through these franchised dealerships. Huntington has provided new and used automobile financing and dealer services throughout the Midwest since the early 1950s. This consistency in the market and our focus on working with strong dealerships, has allowed us to expand into selected markets outside of the Midwest and to actively deepen relationships while building a strong reputation.

The Commercial Real Estate team serves real estate developers, REITs, and other customers with lending needs that are secured by commercial properties. Most of these customers are located within our footprint.

Regional Banking and The Huntington Private Client Group: The RBHPCG business segment was created as the result of an organizational and management realignment that occurred in January 2014. Regional Banking and The Huntington Private Client Group is well positioned competitively as we have closely aligned with our eleven regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets—building connections with community and business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.

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

The Huntington Trust also serves high net-worth customers and delivers wealth management and legacy planning through investment and portfolio management, fiduciary administration, trust services and trust operations. This group also provides retirement plan services and corporate trust to businesses and municipalities.

The Huntington Investment Company, a dually registered broker-dealer and registered investment adviser, employs representatives who work with our Retail and Private Bank to provide investment solutions for our customers. This team offers a wide range of products and services, including brokerage, annuities, advisory and other investment products.

Huntington Community Development focuses on improving the quality of life for our communities and the residents of low-to moderate-income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.

Huntington Asset Advisors provides investment management services solely advising the Huntington Funds, our proprietary family of mutual funds and Huntington Strategy Shares, our Exchange Trade Funds.

Huntington Asset Services has a national clientele and offers administrative and operational support to fund complexes, including fund accounting, transfer agency, administration, custody, and distribution services. This group also includes National Settlements which works with law firms and the court system to provide custody and settlement distribution services.

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

Listed below is certain financial information reconciled to Huntington’s December 31, 2014, December 31, 2013, and December 31, 2012, reported results by business segment:

Income Statements (dollar amounts in thousands)	Business Banking	Retail & Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	Huntington Consolidated
2014
Net interest income	$912,992	306,434	$379,363	$101,839	$58,015	$78,498	$1,837,141
Provision for credit losses	75,529	31,521	(52,843)	4,893	21,889	—	80,989
Noninterest income	409,746	209,238	26,628	173,550	69,899	90,118	979,179
Noninterest expense	982,288	249,300	156,715	236,634	136,374	121,035	1,882,346
Provision (benefit) for income taxes	92,722	82,198	105,742	11,852	(10,622)	(61,299)	220,593

Net income (loss)	$172,199	$152,653	$196,377	$22,010	$(19,727)	$108,880	$632,392

2013
Net interest income	$902,526	$281,461	$366,508	$105,862	$51,839	$(3,588)	$1,704,608
Provision for credit losses	137,978	27,464	(82,269)	(5,376)	12,249	(1)	90,045
Noninterest income	398,065	200,573	46,819	186,430	106,006	74,303	1,012,196
Noninterest expense	964,193	254,629	156,469	236,895	141,489	4,328	1,758,003
Provision (benefit) for income taxes	69,447	69,979	118,694	21,271	1,437	(53,354)	227,474

Net income	$128,973	$129,962	$220,433	$39,502	$2,670	$119,742	$641,282

2012
Net interest income	$941,844	$294,333	$369,376	$104,329	$54,980	$(54,338)	$1,710,524
Provision for credit losses	135,102	4,602	(16,557)	6,044	18,198	(1)	147,388
Noninterest income	380,820	197,191	91,314	181,650	165,189	90,157	1,106,321
Noninterest expense	973,691	248,157	160,434	253,901	132,302	67,391	1,835,876
Provision (benefit) for income taxes	74,855	83,568	110,885	9,112	24,384	(100,513)	202,291

Net income	$139,016	$155,197	$205,928	$16,922	$45,285	$68,942	$631,290

	Assets at December 31,		Deposits at December 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Retail & Business Banking	$15,146,857	$14,440,869	$29,350,255	$28,293,993
Commercial Banking	15,043,477	12,410,339	11,184,566	10,187,891
AFCRE	16,027,910	14,081,112	1,377,921	1,170,518
RBHPCG	3,871,020	3,736,790	6,727,892	6,094,135
Home Lending	3,949,247	3,742,527	326,841	329,511
Treasury / Other	12,259,499	11,055,537	2,764,676	1,430,670

Total	$66,298,010	$59,467,174	$51,732,151	$47,506,718

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations, for the years ended December 31, 2014 and 2013:

	2014
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$507,625	$501,060	$495,322	$472,455
Interest expense	34,373	34,725	35,274	34,949

Net interest income	473,252	466,335	460,048	437,506

Provision for credit losses	2,494	24,480	29,385	24,630
Noninterest income	233,278	247,349	250,067	248,485
Noninterest expense	483,271	480,318	458,636	460,121

Income before income taxes	220,765	208,886	222,094	201,240
Provision for income taxes	57,151	53,870	57,475	52,097

Net income	163,614	155,016	164,619	149,143
Dividends on preferred shares	7,963	7,964	7,963	7,964

Net income applicable to common shares	$155,651	$147,052	$156,656	$141,179

Net income per common share — Basic	$0.19	$0.18	$0.19	$0.17
Net income per common share — Diluted	0.19	0.18	0.19	0.17

	2013
(dollar amounts in thousands, except per share data)	Fourth	Third	Second	First
Interest income	$469,824	$462,912	$462,582	$465,319
Interest expense	39,175	38,060	37,645	41,149

Net interest income	430,649	424,852	424,937	424,170

Provision for credit losses	24,331	11,400	24,722	29,592
Noninterest income	249,892	253,767	251,919	256,618
Noninterest expense	446,009	423,336	445,865	442,793

Income before income taxes	210,201	243,883	206,269	208,403
Provision for income taxes	52,029	65,047	55,269	55,129

Net income	158,172	178,836	151,000	153,274
Dividends on preferred shares	7,965	7,967	7,967	7,970

Net income applicable to common shares	$150,207	$170,869	$143,033	$145,304

Net income per common share — Basic	$0.18	$0.21	$0.17	$0.17
Net income per common share — Diluted	0.18	0.20	0.17	0.17

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Information required by this item is set forth under the caption Ratification of the Appointment of the Independent Registered Public Accounting Firm in our 2015 Proxy Statement, which is incorporated by reference into this item.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014, to which this report relates, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

We refer in Part III of this report to relevant sections of our 2015 Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2014 fiscal year. Portions of our 2015 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.

Item 10: Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the captions Election of Directors, Corporate Governance, Our Executive Officers, Board Meetings and Committee Information, Report of the Audit Committee, and Section 16(a) Beneficial Ownership Reporting Compliance of our 2015 Proxy Statement, which is incorporated by reference into this item.

Item 11: Executive Compensation

Information required by this item is set forth under the captions Compensation of Executive Officers of our 2015 Proxy Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the captions Compensation of Executive Officers of our 2015 Proxy Statement, which is incorporated by reference into this item.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth under the captions Indebtedness of Management and Certain other Transactions of our 2015 Proxy Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of our 2015 Proxy Statement which is incorporated by reference into this item.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	Huntington is not filing separate financial statement schedules, because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.27 in the Exhibit Index.

(b)	The exhibits to this Form 10-K begin on page 195 of this report.

(c)	See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2015.

HUNTINGTON BANCSHARES INCORPORATED

(Registrant)

By:	/s/ Stephen D. Steinour	By:	/s/ Howell D. McCullough III
	Stephen D. Steinour		Howell D. McCullough III
	Chairman, President, Chief Executive		Chief Financial Officer
	Officer, and Director (Principal Executive		(Principal Financial Officer)
Officer)
		By:	/s/ David S. Anderson
David S. Anderson
Executive Vice President, Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of February, 2015.

Don M. Casto III *	Jonathan A. Levy *
Don M. Casto III	Jonathan A. Levy
Director	Director

Ann B. Crane *	Eddie R. Munson *
Ann B. Crane	Eddie R. Munson
Director	Director

Steven G. Elliott *	Richard W. Neu *
Steven G. Elliott	Richard W. Neu
Director	Director

Michael J. Endres *	David L. Porteous *
Michael J. Endres	David L. Porteous
Director	Director

John B. Gerlach, Jr. *	Kathleen H. Ransier *
John B. Gerlach, Jr.	Kathleen H. Ransier
Director	Director

Peter J. Kight *
Peter J. Kight
Director

*/s/ Richard A. Cheap
Richard A. Cheap
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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1
3.4	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1
3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1
3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2
3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1
3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4
3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011	Current Report on Form 8-K dated December 28, 2011	001-34073	3.1
3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014.	001-34073	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.
10.2	* Management Incentive Plan for Covered Officers as amended and restated effective for plan years beginning on or after January 1, 2011.	Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	001-34073	A
10.3	* Huntington Supplemental Retirement Income Plan, amended and restated, effective December 31, 2013.	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.3
10.4	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.5	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.6	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.7	* Executive Deferred Compensation Plan, as amended and restated on January 1, 2012.	Annual Report of Form 10-K for the year ended December 31, 2012	001-34073	10.8
10.8	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1,2014	Annual Report on Form 10-K for the year ended December 31, 2013.	001-34073	10.8
10.9	* Form of Employment Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.1

10.10	* Form of Executive Agreement between Stephen D. Steinour and Huntington Bancshares Incorporated effective December 1, 2012.	Current Report on Form 8-K dated November 28, 2012.	001-34073	10.2
10.11	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.12	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.13	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.14	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.15	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	G
10.16	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.7
10.17	* Second Amendment to the 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	001-34073	A
10.18	* 2009 Stock Option Grant Notice to Stephen D. Steinour.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.	001-34073	10.1
10.19	* Form of Consolidated 2012 Stock Grant Agreement for Executive Officers Pursuant to Huntington’s 2012 Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.	001-34073	10.2
10.20	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.1
10.21	* Form of 2014 Stock Option Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.2
10.22	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.3
10.23	* Form of 2014 Restricted Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.4
10.24	* Form of 2014 Stock Option Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.5
10.25	* Form of 2014 Performance Stock Unit Grant Agreement for Executive Officers Version II	Quarterly Report on Form 10-Q dated July 30, 2014	001-34073	10.6
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Dividends.
14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on January 15, 2013 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 15, 2014, are available on our website at https://www.huntington.com/us/corp_governance.htm
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney
31.1	Rule 13a-14(a) Certification – Chief Executive Officer.
31.2	Rule 13a-14(a) Certification – Chief Financial Officer.
32.1	Section 1350 Certification – Chief Executive Officer.
32.2	Section 1350 Certification – Chief Financial Officer.
101	The following material from Huntington’s Form 10-K Report for the year ended December 31, 2014, formatted in XBRL: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3), Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Shareholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to the Consolidated Financial Statements.
	* Denotes management contract or compensatory plan or arrangement.