Form 10-Q
period 2015-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2015-05-05
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2015

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

There were 808,528,243 shares of Registrant’s common stock ($0.01 par value) outstanding on March 31, 2015.

HUNTINGTON BANCSHARES INCORPORATED

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ABL	Asset Based Lending

ACL	Allowance for Credit Losses

AFCRE	Automobile Finance and Commercial Real Estate

AFS	Available-for-Sale

ALCO	Asset-Liability Management Committee

ALLL	Allowance for Loan and Lease Losses

ARM	Adjustable Rate Mortgage

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

ATM	Automated Teller Machine

AULC	Allowance for Unfunded Loan Commitments

Basel III	Refers to the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

C&I	Commercial and Industrial

Camco Financial	Camco Financial Corp.

CCAR	Comprehensive Capital Analysis and Review

CDO	Collateralized Debt Obligations

CDs	Certificate of Deposit

CET1	Common equity tier 1 on a transitional Basel III basis

CFPB	Bureau of Consumer Financial Protection

CFTC	Commodity Futures Trading Commission

CMO	Collateralized Mortgage Obligations

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA/DTL	Deferred Tax Asset/Deferred Tax Liability

EFT	Electronic Fund Transfer

EPS	Earnings Per Share

EVE	Economic Value of Equity

FASB	Financial Accounting Standards Board

Fannie Mae	(see FNMA)

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHA	Federal Housing Administration

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

FRB	Federal Reserve Bank

Freddie Mac	(see FHLMC)

FTE	Fully-Taxable Equivalent

FTP	Funds Transfer Pricing

GAAP	Generally Accepted Accounting Principles in the United States of America

HAMP	Home Affordable Modification Program

HARP	Home Affordable Refinance Program

HIP	Huntington Investment and Tax Savings Plan

HQLA	High Quality Liquid Asset

HTM	Held-to-Maturity

IRS	Internal Revenue Service

LCR	Liquidity Coverage Ratio

LIBOR	London Interbank Offered Rate

LGD	Loss-Given-Default

LIHTC	Low Income Housing Tax Credit

LTV	Loan to Value

Macquarie	Macquarie Equipment Finance, Inc. (U.S. operations)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSA	Metropolitan Statistical Area

MSR	Mortgage Servicing Rights

NAICS	North American Industry Classification System

NALs	Nonaccrual Loans

NCO	Net Charge-off

NII	Net Interest Income

NIM	Net Interest Margin

NCO	Net Charge-off

NIM	Net Interest Margin

NPA	Nonperforming Asset

N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa

OCC	Office of the Comptroller of the Currency

OCI	Other Comprehensive Income (Loss)

OCR	Optimal Customer Relationship

OLEM	Other Loans Especially Mentioned

OREO	Other Real Estate Owned

OTTI	Other-Than-Temporary Impairment

Plan	Huntington Bancshares Retirement Plan

Problem Loans	Includes nonaccrual loans and leases (Table 11), troubled debt restructured loans (Table 12), accruing loans and leases past due 90 days or more (aging analysis section of Footnote 3), and Criticized commercial loans (credit quality indicators section of Footnote 3).

RBHPCG	Regional Banking and The Huntington Private Client Group

RCSA	Risk and Control Self-Assessments

REIT	Real Estate Investment Trust

ROC	Risk Oversight Committee

RWA	Risk-Weighted Assets

SAD	Special Assets Division

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan

SRIP	Supplemental Retirement Income Plan

SSFA	Simplified Supervisory Formula Approach

TCE	Tangible Common Equity

TDR	Troubled Debt Restructured Loan

U.S. Treasury	U.S. Department of the Treasury

UCS	Uniform Classification System

UDAP	Unfair or Deceptive Acts or Practices

UPB	Unpaid Principal Balance

USDA	U.S. Department of Agriculture

VIE	Variable Interest Entity

XBRL	eXtensible Business Reporting Language

PART I. FINANCIAL INFORMATION

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

INTRODUCTION

We are a multi-state diversified regional bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through the Bank, we have 149 years of servicing the financial needs of our customers. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, insurance service programs, and other financial products and services. Our 733 branches are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial services and other activities are also conducted in various other states. International banking services are available through the headquarters office in Columbus, Ohio and a limited purpose office located in the Cayman Islands and another limited purpose office located in Hong Kong. Our foreign banking activities, in total or with any individual country, are not significant.

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2014 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2014 Form 10-K. This MD&A should also be read in conjunction with the Unaudited Condensed Consolidated Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, and other information contained in this report.

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

EXECUTIVE OVERVIEW

Summary of 2015 First Quarter Results

For the quarter, we reported net income of $165.9 million, or $0.19 per common share, compared with $149.1 million, or $0.17 per common share, in the year-ago quarter (see Table 1).

Fully-taxable equivalent net interest income was $475.2 million for the quarter, up $31.9 million, or 7%, from the year-ago quarter. The results reflected a $6.2 billion, or 11%, increase in average earning assets, including a $4.4 billion, or 10%, increase in average loans and leases, as well as a $1.8 billion, or 16%, increase in average securities. The impact of these balance increases was partially offset by a 12 basis point decrease in the net interest margin. The primary items affecting the net interest margin were a 15 basis point negative impact from the mix and yield of earning assets and a 1 basis point reduction in the benefit from the impact of noninterest-bearing funds, partially offset by a 4 basis point reduction in funding costs.

The provision for credit losses decreased $4.0 million from the year-ago quarter to $20.6 million in the 2015 first quarter. NCOs decreased $18.6 million, or 43%, to $24.4 million. NCOs represented an annualized 0.20% of average loans and leases in the current quarter consistent with the prior quarter results, and down substantially from the 0.40% in the year-ago quarter. Residential and home equity NCOs continued to show a declining trend over the last five quarters. Commercial NCOs have been relatively consistent over the period with relatively low levels creating some quarter-to-quarter volatility.

Noninterest income decreased $16.9 million, or 7%, from the year-ago quarter. The year-over-year decrease primarily reflected the $17.0 million of securities gains realized in the 2014 first quarter compared to none in the current quarter. In addition, capital market fees increased $4.7 million, or 51%, primarily related to income from customer interest rate derivative products and underwriting fees. Electronic banking increased $3.8 million, or 16%, due to higher card related income and underlying customer growth. Service charges on deposit accounts decreased $2.4 million, or 4%, reflecting the decline from the late July 2014 implementation of changes in consumer products, partially offset by a 9% increase in consumer households and changing customer usage patterns.

Noninterest expense decreased $1.3 million, or less than 1%, from the year-ago quarter. Noninterest expense in the year-ago quarter included several Significant Items, which are further described in the “Discussion of Results of Operations” section. The results reflected a $15.0 million, or 29%, decrease in other expense (excluding the impact of Significant Items, other expenses decreased $4.6 million, or 11%), and a $3.6 million, or 26%, decrease in deposit and other insurance expense, primarily reflecting the benefit of $1.8 billion of bank-level debt issued over the past year. This was partially offset by a $15.4 million, or 6%, increase in personnel costs (excluding the impact of Significant Items, personnel costs increased $17.8 million, or 7%, primarily related to a $13.8 million increase in salaries reflecting a 1% increase in the number of full-time equivalent employees and a $4.0 million increase in benefits expense).

The tangible common equity to tangible assets ratio was 7.95% at March 31, 2015, down 68 basis points from a year ago. On a Basel III transitional basis, the regulatory common equity tier 1 (CET1) risk-based capital ratio was 9.51% at March 31, 2015, and the regulatory tier 1 risk-based capital ratio was 10.22%. On a Basel I basis, the tier 1 common risk-based capital ratio was 10.60% at March 31, 2014, and the regulatory tier 1 risk-based capital ratio was 11.95%. All capital ratios were impacted by the repurchase of 26.1 million common shares over the last four quarters.

Business Overview

General

Our general business objectives are: (1) grow net interest income and fee income, (2) deliver positive operating leverage, (3) increase primary relationships across all business segments, (4) continue to strengthen risk management and reduce volatility, and (5) maintain strong capital and liquidity positions.

Ongoing improvement in our expense control environment, continuing good core deposit growth, and strong mortgage and capital markets results were highlights for the quarter. In addition, we completed the successful close of our acquisition of Macquarie Equipment Finance, Inc. on March 31, 2015, and look forward to transitioning to the Huntington Technology Finance brand to align our enhanced capabilities with our combined customer base and prospects. Also in the quarter, we continued to expand within our core footprint via the launch of our previously announced 2015 in-store build out, enhancing our full-service branch network in a cost-efficient manner.

On April 21, 2015, the board of directors approved two capital actions. First, the board declared a quarterly cash dividend on the Company’s common stock of $0.06 per common share. The dividend is payable July 1, 2015, to shareholders of record on June 17, 2015. Second, the board authorized the repurchase of up to $366 million of common shares over the five quarters through the 2016 second quarter. Both actions were proposed in the January 2015 CCAR capital plan, which received no objections from the Federal Reserve. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. During the 2015 first quarter, the Company repurchased 4.9 million common shares at an average price of $10.45 per share, which completed our previous repurchase authorization.

Economy

The automobile industry is expected to provide continued impetus for regional manufacturing growth and capital spending in 2015, offsetting slower anticipated growth in energy and non-transportation exports. Manufacturing employment growth and activity spurs employment growth directly in manufacturing and indirectly in service sectors as evidenced by the drop in unemployment rates during the recovery in our footprint states.

Home purchase prices are rising in our footprint states and the nation. In addition, office vacancy rates in our largest MSAs are down substantially during the economic recovery-to-date. Further, industrial vacancy rates in most of our largest footprint MSAs have been below the national average, reflecting generally healthy industrial real estate markets.

Legislative and Regulatory

Regulatory reforms continue to be adopted, including the 2015 first quarter implementation of the Basel III regulatory capital requirements.

Basel III Regulatory Capital Requirements—In 2013, the Federal Reserve voted to adopt final capital rules implementing Basel III requirements for U.S. Banking organizations, which were effective for us beginning January 1, 2015. The final rules establish an integrated regulatory capital framework and implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Consistent with the international Basel framework, the final rule includes a new regulatory minimum ratio of common equity tier 1 capital to risk-weighted assets. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4%. The Basel III capital rules establish two methodologies for calculating risk-weighted assets, the advanced and standardized approaches. We are subject to the standardized approach for calculating risk-weighted assets. The implementation of the Basel III capital requirements is transitional and phases-in through the end of 2018.

Expectations – 2015

We remain committed to delivering solid results in a flat interest rate environment. We have built our budget around the current rate environment and our planned results are not dependent on a rate hike. While our customer activity levels, our pipelines and our balance sheet are strong, we will continue to be disciplined in growing our commercial real estate and C&I portfolios. We will continue disciplined execution of our strategic focus on investment in the business, controlled expenses and delivering full-year positive operating leverage.

On March 31, 2015, we completed our acquisition of Macquarie in a cash transaction valued at $457.8 million. Macquarie is the largest standalone, vendor independent provider of specialized technology financing with customer-centric asset management services in the United States. The acquisition gives us the ability to drive added growth to our national equipment finance business as well as additional health care and small business finance capabilities. We expect Macquarie, which added over 165 positions to our colleague base, to generate approximately $500 million in annual lease originations and approximately $75 million to $85 million in annualized revenue.

Excluding Significant Items and net MSR activity, we expect to deliver positive operating leverage in 2015, with and without the run rate impact of the Macquarie acquisition. Achieving annual positive operating leverage is a long-term strategic goal and we are committed to managing expenses in conjunction with our revenue outlook to achieve that goal. We expect noninterest expense growth of 2-4%, excluding Significant Items and the recurring expense related to the Macquarie acquisition.

Overall, asset quality metrics are expected to remain near current levels, although moderate quarterly volatility also is expected, given the absolute low level of problem assets and credit costs. We anticipate NCOs will remain within or below our long-term normalized range of 35 to 55 basis points.

The effective tax rate for 2015 is expected to be in the range of 24% to 27%.

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

Table 1—Selected Quarterly Income Statement Data (1)

	2015	2014
(dollar amounts in thousands, except per share amounts)	First	Fourth	Third	Second	First
Interest income	$502,096	$507,625	$501,060	$495,322	$472,455
Interest expense	34,411	34,373	34,725	35,274	34,949

Net interest income	467,685	473,252	466,335	460,048	437,506
Provision for credit losses	20,591	2,494	24,480	29,385	24,630

Net interest income after provision for credit losses	447,094	470,758	441,855	430,663	412,876

Service charges on deposit accounts	62,220	67,408	69,118	72,633	64,582
Trust services	29,039	28,781	28,045	29,581	29,565
Electronic banking	27,398	27,993	27,275	26,491	23,642
Mortgage banking income	22,961	14,030	25,051	22,717	23,089
Brokerage income	15,500	16,050	17,155	17,905	17,167
Insurance income	15,895	16,252	16,729	15,996	16,496
Bank owned life insurance income	13,025	14,988	14,888	13,865	13,307
Capital markets fees	13,905	13,791	10,246	10,500	9,194
Gain on sale of loans	4,589	5,408	8,199	3,914	3,570
Securities gains (losses)	—	(104)	198	490	16,970
Other income	27,091	28,681	30,445	35,975	30,903

Total noninterest income	231,623	233,278	247,349	250,067	248,485

Personnel costs	264,916	263,289	275,409	260,600	249,477
Outside data processing and other services	50,535	53,685	53,073	54,338	51,490
Net occupancy	31,020	31,565	34,405	28,673	33,433
Equipment	30,249	31,981	30,183	28,749	28,750
Professional services	12,727	15,665	13,763	17,896	12,231
Marketing	12,975	12,466	12,576	14,832	10,686
Deposit and other insurance expense	10,167	13,099	11,628	10,599	13,718
Amortization of intangibles	10,206	10,653	9,813	9,520	9,291
Other expense	36,062	50,868	39,468	33,429	51,045

Total noninterest expense	458,857	483,271	480,318	458,636	460,121

Income before income taxes	219,860	220,765	208,886	222,094	201,240
Provision for income taxes	54,006	57,151	53,870	57,475	52,097

Net income	$165,854	$163,614	$155,016	$164,619	$149,143

Dividends on preferred shares	7,965	7,963	7,964	7,963	7,964

Net income applicable to common shares	$157,889	$155,651	$147,052	$156,656	$141,179

Average common shares—basic	809,778	811,967	816,497	821,546	829,659
Average common shares—diluted	823,809	825,338	829,623	834,687	842,677
Net income per common share—basic	$0.19	$0.19	$0.18	$0.19	$0.17
Net income per common share—diluted	0.19	0.19	0.18	0.19	0.17
Cash dividends declared per common share	0.06	0.06	0.05	0.05	0.05
Return on average total assets	1.02%	1.00%	0.97%	1.07%	1.01%
Return on average common shareholders’ equity	10.6	10.3	9.9	10.8	9.9
Return on average tangible common shareholders’ equity (2)	12.2	11.9	11.4	12.4	11.4
Net interest margin (3)	3.15	3.18	3.20	3.28	3.27
Efficiency ratio (4)	63.5	66.2	65.3	62.7	66.4
Effective tax rate	24.6	25.9	25.8	25.9	25.9
Revenue—FTE

Net interest income	$467,685	$473,252	$466,335	$460,048	$437,506
FTE adjustment	7,560	7,522	7,506	6,637	5,885

Net interest income (3)	475,245	480,774	473,841	466,685	443,391
Noninterest income	231,623	233,278	247,349	250,067	248,485

Total revenue (3)	$706,868	$714,052	$721,190	$716,752	$691,876

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items” for additional discussion regarding these key factors.
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

Significant Items Influencing Financial Performance Comparisons

Earnings comparisons were impacted by the Significant Items summarized below:

1.	Franchise Repositioning Related Expense. During the 2014 fourth quarter, $8.6 million of franchise repositioning related expense was recorded for the consolidation of 26 branches and organizational actions. This resulted in a negative impact of $0.01 per common share.

2.	Litigation Reserve. $11.9 million and $9.0 million of net additions to litigation reserves were recorded as other noninterest expense during the 2014 fourth quarter and 2014 first quarter, respectively. This resulted in a negative impact of $0.01 per common share in the 2014 fourth quarter and 2014 first quarter.

3.	Merger and Acquisition. During the 2014 first quarter, $11.8 million of net noninterest expense was recorded related to the acquisition of Camco Financial. This resulted in a negative impact of $0.01 per common share.

The following table reflects the earnings impact of the above-mentioned Significant Items for periods affected by this Results of Operations discussion:

Table 2—Significant Items Influencing Earnings Performance Comparison

	Three Months Ended
	March 31, 2015 (4)		December 31, 2014		March 31, 2014
(dollar amounts in thousands, except per share amounts)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)	After-tax	EPS (2)(3)
Net income	$165,854		$163,614		$149,143
Earnings per share, after-tax		$0.19		$0.19		$0.17

Significant Items—favorable (unfavorable) impact:	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)	Earnings (1)	EPS (2)(3)
Franchise repositioning related expense	$—	$—	$(8,643)	$(0.01)	$—	$—
Net additions to litigation reserve	—	—	(11,909)	(0.01)	(9,000)	(0.01)
Mergers and acquisitions, net	—	—	—	—	(11,823)	(0.01)

(1)	Pretax.
(2)	Based on average outstanding diluted common shares.
(3)	After-tax.
(4)	Quarter included $3.4 million of merger-related expense that was not a Significant Item for the quarter, but merger-related expense may be a Significant Item for the 2015 full year.

Net Interest Income / Average Balance Sheet

The following tables detail the change in our average balance sheet and the net interest margin:

Table 3—Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
	2015	2014				1Q15 vs. 1Q14
(dollar amounts in millions)	First	Fourth	Third	Second	First	Amount	Percent
Assets:
Interest-bearing deposits in banks	$94	$85	$82	$91	$83	$11	13%
Loans held for sale	381	374	351	288	279	102	37
Securities:
Available-for-sale and other securities:
Taxable	7,664	7,291	6,935	6,662	6,240	1,424	23
Tax-exempt	1,874	1,684	1,620	1,290	1,115	759	68

Total available-for-sale and other securities	9,538	8,975	8,555	7,952	7,355	2,183	30
Trading account securities	53	49	50	45	38	15	39
Held-to-maturity securities—taxable	3,347	3,435	3,556	3,677	3,783	(436)	(12)

Total securities	12,938	12,459	12,161	11,674	11,176	1,762	16

Loans and leases: (1)
Commercial:
Commercial and industrial	19,116	18,880	18,581	18,262	17,631	1,485	8
Commercial real estate:
Construction	887	822	775	702	612	275	45
Commercial	4,275	4,262	4,188	4,345	4,289	(14)	—

Commercial real estate	5,162	5,084	4,963	5,047	4,901	261	5

Total commercial	24,278	23,964	23,544	23,309	22,532	1,746	8

Consumer:
Automobile	8,783	8,512	8,012	7,349	6,786	1,997	29
Home equity	8,484	8,452	8,412	8,376	8,340	144	2
Residential mortgage	5,810	5,751	5,747	5,608	5,379	431	8
Other consumer	425	413	398	382	386	39	10

Total consumer	23,502	23,128	22,569	21,715	20,891	2,611	12

Total loans and leases	47,780	47,092	46,113	45,024	43,423	4,357	10
Allowance for loan and lease losses	(612)	(631)	(633)	(642)	(649)	37	(6)

Net loans and leases	47,168	46,461	45,480	44,382	42,774	4,394	10

Total earning assets	61,193	60,010	58,707	57,077	54,961	6,232	11

Cash and due from banks	935	929	887	872	904	31	3
Intangible assets	593	602	583	591	535	58	11
All other assets	4,142	4,022	3,929	3,932	3,941	201	5

Total assets	$66,251	$64,932	$63,473	$61,830	$59,692	$6,559	11%

Liabilities and Shareholders’ Equity:
Deposits:
Demand deposits—noninterest-bearing	$15,253	$15,179	$14,090	$13,466	$13,192	$2,061	16%
Demand deposits—interest-bearing	6,173	5,948	5,913	5,945	5,775	398	7

Total demand deposits	21,426	21,127	20,003	19,411	18,967	2,459	13
Money market deposits	19,368	18,401	17,929	17,680	17,648	1,720	10
Savings and other domestic deposits	5,169	5,052	5,020	5,086	4,967	202	4
Core certificates of deposit	2,814	3,058	3,167	3,434	3,613	(799)	(22)

Total core deposits	48,777	47,638	46,119	45,611	45,195	3,582	8
Other domestic time deposits of $250,000 or more	195	201	223	262	284	(89)	(31)
Brokered deposits and negotiable CDs	2,600	2,434	2,262	2,070	1,782	818	46
Deposits in foreign offices	557	479	374	315	328	229	70

Total deposits	52,129	50,752	48,978	48,258	47,589	4,540	10
Short-term borrowings	1,882	2,682	3,192	2,788	2,372	(490)	(21)
Long-term debt	4,374	3,956	3,968	3,523	2,513	1,861	74

Total interest-bearing liabilities	43,132	42,211	42,048	41,103	39,282	3,850	10

All other liabilities	1,450	1,168	1,043	1,033	1,035	415	40
Shareholders’ equity	6,416	6,374	6,292	6,228	6,183	233	4

Total liabilities and shareholders’ equity	$66,251	$64,932	$63,473	$61,830	$59,692	$6,559	11%

(1)	For purposes of this analysis, NALs are reflected in the average balances of loans.

Table 4—Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2015	2014
Fully-taxable equivalent basis (1)	First	Fourth	Third	Second	First
Assets:
Interest-bearing deposits in banks	0.18%	0.23%	0.19%	0.04%	0.03%
Loans held for sale	3.69	3.82	3.98	4.27	3.74
Securities:
Available-for-sale and other securities:
Taxable	2.50	2.61	2.48	2.52	2.47
Tax-exempt	3.05	3.26	3.02	3.15	3.03

Total available-for-sale and other securities	2.61	2.73	2.59	2.63	2.55
Trading account securities	1.17	1.05	0.85	0.70	1.12
Held-to-maturity securities—taxable	2.47	2.45	2.45	2.46	2.47

Total securities	2.57	2.65	2.54	2.57	2.52

Loans and leases: (3)
Commercial:
Commercial and industrial	3.33	3.35	3.45	3.49	3.56
Commercial real estate:
Construction	3.81	4.30	4.38	4.29	3.99
Commercial	3.57	3.47	3.60	4.16	3.84

Commercial real estate	3.62	3.60	3.72	4.17	3.86

Total commercial	3.39	3.40	3.51	3.64	3.63

Consumer:
Automobile	3.24	3.33	3.41	3.47	3.54
Home equity	4.03	4.05	4.07	4.12	4.12
Residential mortgage	3.75	3.84	3.78	3.77	3.78
Other consumer	8.20	7.68	7.31	7.34	6.82

Total consumer	3.74	3.80	3.82	3.87	3.89

Total loans and leases	3.56	3.60	3.66	3.75	3.75

Total earning assets	3.38%	3.41%	3.44%	3.53%	3.53%

Liabilities:
Deposits:
Demand deposits—noninterest-bearing	—%	—%	—%	—%	—%
Demand deposits—interest-bearing	0.05	0.04	0.04	0.04	0.04

Total demand deposits	0.01	0.01	0.01	0.01	0.01
Money market deposits	0.21	0.22	0.23	0.24	0.25
Savings and other domestic deposits	0.15	0.16	0.16	0.17	0.20
Core certificates of deposit	0.76	0.75	0.74	0.81	0.94

Total core deposits	0.22	0.23	0.23	0.25	0.28
Other domestic time deposits of $250,000 or more	0.42	0.43	0.44	0.43	0.41
Brokered deposits and negotiable CDs	0.17	0.18	0.20	0.24	0.28
Deposits in foreign offices	0.13	0.13	0.13	0.13	0.13

Total deposits	0.22	0.23	0.23	0.25	0.28
Short-term borrowings	0.12	0.12	0.11	0.10	0.09
Long-term debt	1.31	1.35	1.35	1.44	1.67

Total interest-bearing liabilities	0.32%	0.32%	0.33%	0.34%	0.36%

Net interest rate spread	3.06%	3.09%	3.11%	3.19%	3.17%
Impact of noninterest-bearing funds on margin	0.09	0.09	0.09	0.09	0.10

Net interest margin	3.15%	3.18%	3.20%	3.28%	3.27%

(1)	FTE yields are calculated assuming a 35% tax rate.
(2)	Loan, lease, and deposit average rates include impact of applicable derivatives, non-deferrable fees, and amortized fees.
(3)	For purposes of this analysis, NALs are reflected in the average balances of loans.

2015 First Quarter versus 2014 First Quarter

Fully-taxable equivalent net interest income increased $31.9 million, or 7%, from the 2014 first quarter. This reflected the benefit from the $6.2 billion, or 11%, increase in average earning assets partially offset by a 12 basis point reduction in the FTE NIM to 3.15%. Average earning asset growth included a $4.4 billion, or 10%, increase in average loans and leases and a $1.8 billion, or 16%, increase in average securities. The NIM contraction reflected a 15 basis point decrease related to the mix and yield of earning assets and 1 basis point reduction in benefit from the impact of noninterest-bearing funds, partially offset by the 4 basis point reduction in funding costs.

Average earning assets increased $6.2 billion, or 11%, from the year-ago quarter, driven by:

•	$2.0 billion, or 29%, increase in average Automobile loans, as the 2015 first quarter represented the fifth consecutive quarter of greater than $1.0 billion in automobile loan originations.

•	$1.8 billion, or 16%, increase in average securities, reflecting an increase of $1.8 billion of LCR Level 1 qualified securities.

•

$1.5 billion, or 8%, increase in average C&I loans and leases, primarily reflecting growth in trade finance in support of our middle market and corporate customers, asset finance, automobile dealer floorplan lending, and corporate banking.

•

$0.4 billion, or 8%, increase in average Residential mortgage loans as a result of the Camco acquisition in the year-ago quarter and a decrease in the rate of payoffs due to lower levels of refinancing.

While not affecting average balances, $1.0 billion of automobile loans were transferred to loans held-for-sale on March 31, 2015 in anticipation of a future loan securitization. In addition, on March 31, 2015, the Company completed the previously announced acquisition of Macquarie subsequently rebranded as Huntington Technology Finance. The acquisition included $0.8 billion of equipment finance leases.

Average total deposits increased $4.5 billion, or 10%, from the year-ago quarter, including a $3.6 billion, or 8%, increase in average total core deposits. The increase in total deposits included $1.0 billion of deposits acquired in the Camco and Bank of America branch acquisitions. Average total liabilities increased $6.3 billion, or 12%, from the year-ago quarter, reflecting:

•	$2.1 billion, or 16%, increase in noninterest-bearing deposits, reflecting the strategic focus on consumer checking account household and commercial checking account relationship growth.

•	$1.7 billion, or 10%, increase in money market deposits, reflecting consumer and commercial relationship growth as well as strong sales execution.

•

$1.9 billion, or 74%, increase in long-term borrowings, primarily reflecting a cost-effective method of funding incremental LCR-related securities growth including the issuance of $1.8 billion of bank-level senior debt over the past year. While not affecting average balances, the Macquarie acquisition included $0.5 billion of assumed debt.

•	$0.8 billion, or 46%, increase in brokered deposits and negotiable CDs, which were used to efficiently finance balance sheet growth while continuing to manage the overall cost of funds.

Partially offset by:

•	$0.8 billion, or 22%, decrease in average core certificates of deposit due to the strategic focus on changing the funding sources to no-cost demand deposits and lower-cost money market deposits.

2015 First Quarter versus 2014 Fourth Quarter

Compared to the 2014 fourth quarter, fully-taxable equivalent net interest income decreased $5.5 million, or 1% annualized. While average earning assets increased $1.2 billion, or 2%, sequentially, the 3 basis point decrease in the NIM coupled with two fewer days in the 2015 first quarter more than offset the benefit of the larger balance sheet.

Provision for Credit Losses

(This section should be read in conjunction with the Credit Risk section.)

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels appropriate to absorb our estimate of credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments and letters-of-credit.

The provision for credit losses for the 2015 first quarter was $20.6 million compared with $2.5 million for the 2014 fourth quarter and $24.6 million for the 2014 first quarter. NCOs compared to the 2014 fourth quarter remained relatively stable. The 2015 first quarter provision for credit losses was impacted by the extension of our consumer loss emergence periods and increases to our reserve factors for high dollar value commercial credits, partially offset by our decision to no longer utilize separate methods to estimate economic risks inherent in our portfolios. (See Credit Quality discussion). Given the low level of the provision for credit losses and the uneven nature of commercial charge-offs and recoveries, some degree of volatility on a quarter-to-quarter basis is expected.

Noninterest Income

The following table reflects noninterest income for each of the past five quarters:

Table 5—Noninterest Income

	2015	2014				1Q15 vs 4Q14		1Q15 vs 1Q14
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$62,220	$67,408	$69,118	$72,633	$64,582	$(5,188)	(8)%	$(2,362)	(4)%
Trust services	29,039	28,781	28,045	29,581	29,565	258	1	(526)	(2)
Electronic banking	27,398	27,993	27,275	26,491	23,642	(595)	(2)	3,756	16
Mortgage banking income	22,961	14,030	25,051	22,717	23,089	8,931	64	(128)	(1)
Brokerage income	15,500	16,050	17,155	17,905	17,167	(550)	(3)	(1,667)	(10)
Insurance income	15,895	16,252	16,729	15,996	16,496	(357)	(2)	(601)	(4)
Bank owned life insurance income	13,025	14,988	14,888	13,865	13,307	(1,963)	(13)	(282)	(2)
Capital markets fees	13,905	13,791	10,246	10,500	9,194	114	1	4,711	51
Gain on sale of loans	4,589	5,408	8,199	3,914	3,570	(819)	(15)	1,019	29
Securities gains (losses)	—	(104)	198	490	16,970	104	(100)	(16,970)	(100)
Other income	27,091	28,681	30,445	35,975	30,903	(1,590)	(6)	(3,812)	(12)

Total noninterest income	$231,623	$233,278	$247,349	$250,067	$248,485	$(1,655)	(1)%	$(16,862)	(7)%

2015 First Quarter versus 2014 First Quarter

Noninterest income decreased $16.9 million, or 7%, from the year-ago quarter. The year-over-year decrease primarily reflected the $17.0 million of securities gains realized in the 2014 first quarter compared to none in the current quarter. Other notable noninterest income comparisons with the year-ago quarter included:

•	$4.7 million, or 51%, increase in capital market fees primarily related to income from customer interest rate derivative products and underwriting fees.

•	$3.8 million, or 16%, increase in electronic banking due to higher card related income and underlying customer growth.

•

$2.4 million, or 4%, decrease in service charges on deposit accounts reflecting the decline from the late July 2014 implementation of changes in consumer products, partially offset by a 9% increase in consumer households and changing customer usage patterns.

2015 First Quarter versus 2014 Fourth Quarter

Noninterest income decreased $1.7 million, or 1%, from the 2014 fourth quarter, reflecting typical seasonality within service charges on deposit accounts, which decreased $5.2 million, or 8%. This was offset by an $8.9 million, or 64%, increase in mortgage banking income, primarily driven by higher gain on sale margin, a higher percentage of loans originated for sale, and a 6% increase in origination volume.

Noninterest Expense

(This section should be read in conjunction with Significant Item 1, 2, and 3.)

The following table reflects noninterest expense for each of the past five quarters:

Table 6—Noninterest Expense

	2015	2014				1Q15 vs 1Q14		1Q15 vs 4Q14
(dollar amounts in thousands)	First	Fourth	Third	Second	First	Amount	Percent	Amount	Percent
Personnel costs	$264,916	$263,289	$275,409	$260,600	$249,477	$15,439	6%	$1,627	1%
Outside data processing and other services	50,535	53,685	53,073	54,338	51,490	(955)	(2)	(3,150)	(6)
Net occupancy	31,020	31,565	34,405	28,673	33,433	(2,413)	(7)	(545)	(2)
Equipment	30,249	31,981	30,183	28,749	28,750	1,499	5	(1,732)	(5)
Professional services	12,727	15,665	13,763	17,896	12,231	496	4	(2,938)	(19)
Marketing	12,975	12,466	12,576	14,832	10,686	2,289	21	509	4
Deposit and other insurance expense	10,167	13,099	11,628	10,599	13,718	(3,551)	(26)	(2,932)	(22)
Amortization of intangibles	10,206	10,653	9,813	9,520	9,291	915	10	(447)	(4)
Other expense	36,062	50,868	39,468	33,429	51,045	(14,983)	(29)	(14,806)	(29)

Total noninterest expense	$458,857	$483,271	$480,318	$458,636	$460,121	$(1,264)	—%	$(24,414)	(5)%

Number of employees (average full-time equivalent)	11,914	11,875	11,946	12,000	11,848	66	1	39	—

Impacts of Significant Items:

	2015	2014
(dollar amounts in thousands)	First (1)	Fourth	First
Personnel costs	$1	$2,165	$2,341
Outside data processing and other services	51	306	4,291
Net occupancy	—	4,150	1,742
Equipment	—	2,003	134
Professional services	3,286	—	2,172
Marketing	1	14	530
Other expense	12	11,644	10,393

Total noninterest expense adjustments	$3,351	$20,282	$21,603

Adjusted Noninterest Expense (Non-GAAP):

	2015	2014		1Q15 vs 1Q14		1Q15 vs 4Q14
(dollar amounts in thousands)	First (1)	Fourth	First	Amount	Percent	Amount	Percent
Personnel costs	$264,915	$261,124	$247,136	$17,779	7%	$3,791	1%
Outside data processing and other services	50,484	53,379	47,199	3,285	7	(2,895)	(5)
Net occupancy	31,020	27,415	31,691	(671)	(2)	3,605	13
Equipment	30,249	29,978	28,616	1,633	6	271	1
Professional services	9,441	15,665	10,059	(618)	(6)	(6,224)	(40)
Marketing	12,974	12,452	10,156	2,818	28	522	4
Deposit and other insurance expense	10,167	13,099	13,718	(3,551)	(26)	(2,932)	(22)
Amortization of intangibles	10,206	10,653	9,291	915	10	(447)	(4)
Other expense	36,050	39,224	40,652	(4,602)	(11)	(3,174)	(8)

Total adjusted noninterest expense	$455,506	$462,989	$438,518	$16,988	4%	$(7,483)	(2)%

(1)	Includes $3.4 million of merger-related expense that was not a Significant Item for the quarter, but may be a Significant Item for the 2015 full year.

2015 First Quarter versus 2014 First Quarter

Reported noninterest expense decreased $1.3 million, or less than 1%, from the year-ago quarter. Excluding the impact of Significant Items, noninterest expense increased $17.0 million, or 4%, as we continued to invest in the growth of the franchise, including the Camco, Bank of America branch, and Macquarie acquisitions, as well as the ongoing expansion of our retail branch distribution through our in-store strategy, and investments in technology and data analytics. Changes in reported noninterest expense primarily reflect:

•

$15.0 million, or 29%, decrease in other expense. Excluding the impact of Significant Items, other expenses decreased $4.6 million, or 11%, primarily related to $3.0 million of goodwill impairment in the 2014 first quarter and a $2.0 million, or 40%, decrease in state franchise taxes and protective advances.

•	$3.6 million, or 26%, decrease in deposit and other insurance expense, primarily reflecting the benefit of $1.8 billion of bank-level debt issued over the past year.

Partially offset by

•

$15.4 million, or 6%, increase in personnel costs. Excluding the impact of Significant Items, personnel costs increased $17.8 million, or 7%, primarily related to a $13.8 million increase in salaries reflecting a 1% increase in the number of full-time equivalent employees and a $4.0 million increase in benefits expense.

2015 First Quarter versus 2014 Fourth Quarter

Reported noninterest expense decreased $24.4 million, or 5%, from the 2014 fourth quarter. Excluding the impact of Significant Items, noninterest expense decreased $7.5 million, or 2%. On a reported basis, other expense decreased $14.8 million, or 29%, largely reflecting the prior quarter’s $11.9 million net increase to litigation reserves. Other notable noninterest comparisons include a $3.1 million, or 6%, decrease in outside data processing and other services, a $2.9 million, or 19%, decrease in professional services, and a $2.9 million, or 22%, decrease in deposit and other insurance. Professional services during the 2015 first quarter included $3.3 million of expense related to the Macquarie acquisition.

Provision for Income Taxes

The provision for income taxes in the 2015 first quarter was $54.0 million. This compared with a provision for income taxes of $57.2 million in the 2014 fourth quarter and $52.1 million in the 2014 first quarter. All three quarters included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and investments in qualified affordable housing projects. In prior periods, a valuation allowance was established against the capital loss carryforwards. The federal valuation allowance was based on the uncertainty of forecasted taxable income expected of the required character in order to utilize the capital loss carryforward. Based on current analysis of both positive and negative evidence and projected forecasted taxable income of the appropriate character, we believe it is more likely than not the capital loss carryforward deferred tax asset will be realized within the carryforward period. At March 31, 2015 there is no capital loss carryforward valuation allowance remaining. The net federal deferred tax asset was $54.7 million and the net state deferred tax asset was $43.7 million at March 31, 2015.

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

We identify primary risks, and the sources of those risks, across the Company. We utilize Risk and Control Self-Assessments (RCSA) to identify exposure risks. Through this RCSA process, we continually assess the effectiveness of controls associated with the identified risks, regularly monitor risk profiles and material exposure to losses, and identify stress events and scenarios to which we may be exposed. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring risk across the Company. Potential risk concerns are shared with the Risk Management Committee, Risk Oversight Committee, and the board of directors, as appropriate. Our internal audit department performs on-going independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are regularly reported to the audit committee and board of directors. In addition, our Credit Review group performs ongoing independent testing of our loan portfolio, the results of which are regularly reviewed with our Risk Oversight Committee.

We believe that our primary risk exposures are credit, market, liquidity, operational, and compliance oriented. More information on risk can be found in the Risk Factors section included in Item 1A of our 2014 Form 10-K and subsequent filings with the SEC. The MD&A included in our 2014 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report. Our definition, philosophy, and approach to risk management have not materially changed from the discussion presented in the 2014 Form 10-K.

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

Loan and Lease Credit Exposure Mix

At March 31, 2015, loans and leases totaled $47.7 billion, relatively unchanged from December 31, 2014. There was continued growth in the C&I portfolio, primarily as a result of an increase in equipment leases of $0.8 billion related to the acquisition of Macquarie. This was offset by a reduction in the auto portfolio. The reduction reflected a transfer of approximately $1.0 billion in automobile loans to loans held-for-sale in anticipation of a future loan securitization. The CRE portfolio remained relatively consistent, as a result of continued runoff offset by new production within the requirements associated with achieving an acceptable return, our internal concentration limits and increased competition for projects sponsored by high quality developers.

At March 31, 2015, commercial loans and leases totaled $25.2 billion and represented 53% of our total loans and lease credit exposure. Our commercial portfolio is diversified along product type, customer size, and geography within our footprint, and is comprised of the following (see Commercial Credit discussion).

C&I—C&I loans and leases are made to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are customers doing business within our geographic regions. C&I loans and leases are generally underwritten individually and secured with the assets of the company and/or the personal guarantee of the business owners. The financing of owner occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The operation, sale, rental, or refinancing of the real estate is not considered the primary repayment source for these types of loans. As we have expanded our C&I portfolio, we have developed a series of “vertical specialties” to ensure that new products or lending types are embedded within a structured, centralized Commercial Lending area with designated experienced credit officers. These specialties are comprised of either targeted industries (for example, Healthcare, Food & Agribusiness, Energy, etc) and/or lending disciplines (Equipment Finance, ABL, etc), all of which requires a high degree of expertise and oversight to effectively mitigate and monitor risk. As such, we have dedicated colleagues and teams focused on bringing value added expertise to these specialty clients.

CRE—CRE loans consist of loans to developers and REITs supporting income-producing or for-sale commercial real estate properties. We mitigate our risk on these loans by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement. These loans are made to finance properties such as apartment buildings, office and industrial buildings, and retail shopping centers, and are repaid through cash flows related to the operation, sale, or refinance of the property.

Construction CRE—Construction CRE loans are loans to developers, companies, or individuals used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. Our construction CRE portfolio primarily consists of retail, multi family, office, and warehouse project types. Generally, these loans are for construction projects that have been presold or preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project. These loans are underwritten and managed by a specialized real estate lending group that actively monitors the construction phase and manages the loan disbursements according to the predetermined construction schedule.

Total consumer loans and leases were $22.5 billion at March 31, 2015, and represented 47% of our total loan and lease credit exposure. The consumer portfolio is comprised primarily of automobile loans, home equity loans and lines-of-credit, and residential mortgages (see Consumer Credit discussion). The decrease from December 31, 2014, primarily relates to the transfer of automobile loans to loans held-for-sale as discussed above.

Automobile—Automobile loans are comprised primarily of loans made through automotive dealerships and include exposure in selected states outside of our primary banking markets. The exposure outside of our primary banking markets represents 20% of the total exposure, with no individual state representing more than 6%. Applications are underwritten utilizing an automated underwriting system that applies consistent policies and processes across the portfolio.

Home equity—Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first-lien or junior-lien on the borrower’s residence, allows customers to borrow against the equity in their home or refinance existing mortgage debt. Products include closed-end loans which are generally fixed-rate with principal and interest payments, and variable-rate, interest-only lines-of-credit which do not require payment of principal during the 10-year revolving period. The home equity line of credit may convert to a 20-year amortizing structure at the end of the revolving period. Applications are underwritten centrally in conjunction with an automated underwriting system. The home equity underwriting criteria is based on minimum credit scores, debt-to-income ratios, and LTV ratios, with current collateral valuations.

Residential mortgage—Residential mortgage loans represent loans to consumers for the purchase or refinance of a residence. These loans are generally financed over a 15-year to 30-year term, and in most cases, are extended to borrowers to finance their primary residence. Applications are underwritten centrally using consistent credit policies and processes. All residential mortgage loan decisions utilize a full appraisal for collateral valuation. Huntington has not originated or acquired residential mortgages that allow negative amortization or allow the borrower multiple payment options.

Other consumer—Primarily consists of consumer loans not secured by real estate, including personal unsecured loans, overdraft balances, and credit cards. We introduced a consumer credit card product during 2013, utilizing a centralized underwriting system with an initial focus on existing Huntington customers.

The table below provides the composition of our total loan and lease portfolio:

Table 7—Loan and Lease Portfolio Composition

	2015		2014
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial:
Commercial and industrial	$20,109	42%	$19,033	40%	$18,791	40%	$18,899	41%	$18,046	41%
Commercial real estate:
Construction	910	2	875	2	850	2	757	2	692	2
Commercial	4,157	9	4,322	9	4,141	9	4,233	9	4,339	10

Total commercial real estate	5,067	11	5,197	11	4,991	11	4,990	11	5,031	12

Total commercial	25,176	53	24,230	51	23,782	51	23,889	52	23,077	53

Consumer:
Automobile	7,803	16	8,690	18	8,322	18	7,686	17	6,999	16
Home equity	8,492	18	8,491	17	8,436	18	8,405	18	8,373	19
Residential mortgage	5,795	12	5,831	12	5,788	12	5,707	12	5,542	12
Other consumer	430	1	414	2	395	1	393	1	363	—

Total consumer	22,520	47	23,426	49	22,941	49	22,191	48	21,277	47

Total loans and leases	$47,696	100%	$47,656	100%	$46,723	100%	$46,080	100%	$44,354	100%

As shown in the table above, our loan portfolio is diversified by consumer and commercial credit. At the corporate level, we manage the credit exposure in part via a credit concentration policy. The policy designates specific loan types, collateral types, and loan structures to be formally tracked and assigned limits as a percentage of capital. C&I lending by NAICS categories, specific limits for CRE primary project types, loans secured by residential real estate, shared national credit exposure, and designated high risk loan definitions represent examples of specifically tracked components of our concentration management process. Currently there are no identified concentrations that exceed the established limit. Our concentration management process is approved by the Risk Oversight Committee of our Board and is one of the strategies utilized to ensure a high quality, well diversified portfolio that is consistent with our overall objective of maintaining an aggregate moderate-to-low risk profile.

The table below provides our total loan and lease portfolio segregated by the type of collateral securing the loan or lease. The changes in the collateral composition are consistent with the portfolio growth metrics, with increases noted in the residential and vehicle categories.

Table 8—Loan and Lease Portfolio by Collateral Type

	2015			2014
(dollar amounts in millions)	March 31,			December 31,		September 30,		June 30,		March 31,
Secured loans:
Real estate—commercial	$8,463		18%	$8,631	18%	$8,628	18%	$8,617	19%	$8,612	19%
Real estate—consumer	14,287		30	14,322	30	14,224	30	14,113	31	13,916	31
Vehicles	9,938	(1)	21	10,932	23	10,268	22	9,782	21	9,270	21
Receivables/Inventory	6,090		13	5,968	13	6,023	13	5,932	13	5,717	13
Machinery/Equipment	4,708	(2)	10	3,863	8	3,305	7	3,267	7	2,930	7
Securities/Deposits	956		2	964	2	1,232	3	1,349	3	1,064	2
Other	1,167		2	919	2	918	2	940	2	870	3

Total secured loans and leases	45,609		96	45,599	96	44,598	95	44,000	96	42,379	96
Unsecured loans and leases	2,087		4	2,057	4	2,125	5	2,080	4	1,975	4

Total loans and leases	$47,696		100%	$47,656	100%	$46,723	100%	$46,080	100%	$44,354	100%

(1)	Reflects the transfer of approximately $1.0 billion in automobile loans to loans held-for-sale.
(2)	Reflects the addition of approximately $0.8 billion in equipment leases related to the acquisition of Macquarie.

Commercial Credit

Refer to the “Commercial Credit” section of our 2014 Form 10-K for our commercial credit underwriting and on-going credit management processes.

C&I PORTFOLIO

The C&I portfolio continues to have strong origination activity as evidenced by the growth over the past 12 months. The credit quality of the portfolio remains strong as we maintain a focus on high quality originations. Problem loans have trended downward over the last several years, reflecting a combination of proactive risk identification and effective workout strategies implemented by the SAD. However, over the past year, C&I Problem Loans have begun to increase as the portfolio has increased in size. We continue to maintain a proactive approach to identifying borrowers that may be facing financial difficulty in order to maximize the potential solutions.

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

Dedicated real estate professionals originate and manage the portfolio. The portfolio is diversified by project type and loan size, and this diversification represents a significant portion of the credit risk management strategies employed for this portfolio. Subsequent to the origination of the loan, the Credit Review group provides an independent review and assessment of the quality of the underwriting and risk of new loan originations.

Appraisal values are obtained in conjunction with all originations and renewals, and on an as needed basis, in compliance with regulatory requirements. Appraisals are obtained from approved vendors and are reviewed by an internal appraisal review group comprised of certified appraisers to ensure the quality of the valuation used in the underwriting process. We continue to perform on-going portfolio level reviews within the CRE portfolio. These reviews generate action plans based on occupancy levels or sales volume associated with the projects being reviewed. Property values are updated using appraisals on a regular basis to ensure appropriate decisions regarding the on-going management of the portfolio reflect the changing market conditions. This highly individualized process requires working closely with all of our borrowers, as well as an in-depth knowledge of CRE project lending and the market environment.

Consumer Credit

Refer to the “Consumer Credit” section of our 2014 Form 10-K for our consumer credit underwriting and on-going credit management processes.

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

Table 9—Selected Home Equity and Residential Mortgage Portfolio Data

(dollar amounts in millions)

	Home Equity				Residential Mortgage
	Secured by first-lien		Secured by junior-lien
	03/31/15	12/31/14	03/31/15	12/31/14	03/31/15	12/31/14
Ending balance	$5,155	$5,129	$3,338	$3,362	$5,795	$5,831
Portfolio weighted average LTV ratio(1)	72%	71%	81%	81%	75%	74%
Portfolio weighted average FICO score(2)	763	759	750	752	751	752

	Home Equity				Residential Mortgage (3)
	Secured by first-lien		Secured by junior-lien
	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Originations	$376	$300	$185	$163	$231	$198
Origination weighted average LTV ratio(1)	73%	72%	84%	83%	81%	81%
Origination weighted average FICO score(2)	780	763	769	756	751	752

(1)	The LTV ratios for home equity loans and home equity lines-of-credit are cumulative and reflect the balance of any senior loans. LTV ratios reflect collateral values at the time of loan origination.
(2)	Portfolio weighted average FICO scores reflect currently updated customer credit scores whereas origination weighted average FICO scores reflect the customer credit scores at the time of loan origination.
(3)	Represents only owned-portfolio originations.

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

The principal and interest payment associated with the term structure will be higher than the interest-only payment, resulting in maturity risk. Our maturity risk can be segregated into two distinct segments: (1) home equity lines-of-credit underwritten with a balloon payment at maturity and (2) home equity lines-of-credit with an automatic conversion to a 20-year amortizing loan. We manage this risk based on both the actual maturity date of the line-of-credit structure and at the end of the 10-year draw period. This maturity risk is embedded in the portfolio which we address with proactive contact strategies beginning one year prior to maturity. In certain circumstances, our Home Saver group is able to provide payment and structure relief to borrowers experiencing significant financial hardship associated with the payment adjustment. Our existing home equity line-of-credit (HELOC) maturity strategy is consistent with all recent regulatory guidance.

The table below summarizes our home equity line-of-credit portfolio by maturity date based on the balloon structure described above:

Table 10—Maturity Schedule of Home Equity Line-of-Credit Portfolio

	March 31, 2015
(dollar amounts in millions)	1 year or less	1 to 2 years	2 to 3 years	3 to 4 years	More than 4 years	Total
Secured by first-lien	$20	$2	$1	$2	$2,931	$2,956
Secured by junior-lien	163	117	82	16	2,584	2,962

Total home equity line-of-credit	$183	$119	$83	$18	$5,515	$5,918

The reduction in maturities presented in over 1-year categories is a result of our change to a product with a 20-year amortization period after 10-year draw period structure. Home equity lines-of-credit with balloon payment risk are essentially eliminated after 2015. The amounts maturing in more than four years primarily consist of exposure with a 20-year amortization period after the 10-year draw period.

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

Several government programs continued to impact the residential mortgage portfolio, including various refinance programs such as HARP and HAMP, which positively affected the availability of credit for the industry. During the three-month period ended March 31, 2015, we closed $62 million in HARP residential mortgages and $1.6 million in HAMP residential mortgages. The HARP and HAMP residential mortgage loans are part of our residential mortgage portfolio or serviced for others.

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

Credit quality performance in the 2015 first quarter reflected continued strong performance in the net charge-offs and overall consumer performance metrics, as evidenced by recoveries in the CRE portfolio and lower losses across the consumer portfolio. This was partially offset by some deterioration in the C&I metrics. NPA’s increased 19% to $400.8 million at March 31, 2015, with the majority of the increase centered in one large C&I relationship. NCOs increased by $1.5 million or 6% from the prior quarter, as a result of a significant increase related to the same C&I relationship. Total criticized loans increased in the C&I segment for the fourth consecutive quarter. As a result of the overall continued credit quality improvement, the ACL to total loans ratio declined slightly by 2 basis points to 1.38%.

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

Of the $182.6 million of CRE and C&I-related NALs at March 31, 2015, $126.1 million, or 69%, represented loans that were less than 30-days past due, demonstrating our continued commitment to proactive credit risk management. With the exception of residential mortgage loans guaranteed by government organizations which continue to accrue interest, first-lien loans secured by residential mortgage collateral are placed on nonaccrual status at 150-days past due. Junior-lien home equity loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Automobile and other consumer loans are generally charged-off prior to the loan reaching 120-days past due.

When loans are placed on nonaccrual, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged-off as a credit loss. When, in our judgment, the borrower’s ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease could be returned to accrual status.

The following table reflects period-end NALs and NPAs detail for each of the last five quarters:

Table 11—Nonaccrual Loans and Leases and Nonperforming Assets

	2015	2014
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Nonaccrual loans and leases:
Commercial and industrial	$133,363	$71,974	$90,265	$75,274	$57,053
Commercial real estate	49,263	48,523	59,812	65,398	71,344
Automobile	4,448	4,623	4,834	4,384	6,218
Residential mortgage	98,093	96,564	98,139	110,635	121,681
Home equity	79,246	78,560	72,715	69,266	70,862

Total nonaccrual loans and leases	364,413	300,244	325,765	324,957	327,158
Other real estate owned, net
Residential	30,544	29,291	30,661	31,761	30,581
Commercial	3,407	5,748	5,609	2,934	5,110

Total other real estate owned, net	33,951	35,039	36,270	34,695	35,691
Other nonperforming assets(1)	2,440	2,440	2,440	2,440	2,440

Total nonperforming assets	$400,804	$337,723	$364,475	$362,092	$365,289

Nonaccrual loans as a % of total loans and leases	0.76%	0.63%	0.70%	0.71%	0.74%
Nonperforming assets ratio(2)	0.84	0.71	0.78	0.79	0.82
(NPA+90days)/(Loan+OREO)(3)	1.08	0.98	1.08	1.08	1.17

(1)	Other nonperforming assets includes certain impaired investment securities.
(2)	This ratio is calculated as nonperforming assets divided by the sum of loans and leases, other nonperforming assets, and net other real estate owned.
(3)	This ratio is calculated as the sum of nonperforming assets and total accruing loans and leases past due 90 days or more divided by the sum of loans and leases and net other real estate owned.

2015 First Quarter versus 2014 Fourth Quarter

The $63.1 million, or 19%, increase in NPAs compared with December 31, 2014, represents the net impact of increases in the commercial portfolio:

•

$61.4 million, or 85%, increase in C&I NALs, primarily reflecting the addition of one large C&I relationship to nonaccrual status. Given the absolute low level of problem credits in the portfolio, some volatility should be expected.

TDR Loans

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

TDRs are modified loans where a concession was provided to a borrower experiencing financial difficulties. TDRs can be classified as either accrual or nonaccrual loans. Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs, as it is probable that all contractual principal and interest due under the restructured terms will be collected. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers in financial difficulty or regulatory regulations regarding the treatment of certain bankruptcy filing situations.

The table below presents our accruing and nonaccruing TDRs at period-end for each of the past five quarters:

Table 12—Accruing and Nonaccruing Troubled Debt Restructured Loans

	2015	2014
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,
Troubled debt restructured loans—accruing:
Commercial and industrial	$162,207	$116,331	$89,783	$90,604	$102,970
Commercial real estate	161,515	177,156	186,542	212,736	210,876
Automobile	25,876	26,060	31,480	31,833	27,393
Home equity	265,207	252,084	229,500	221,539	202,044
Residential mortgage	268,441	265,084	271,762	289,239	284,194
Other consumer	4,879	4,018	3,313	3,496	1,727

Total troubled debt restructured loans—accruing	888,125	840,733	812,380	849,447	829,204
Troubled debt restructured loans—nonaccruing:
Commercial and industrial	21,246	20,580	19,110	6,677	7,197
Commercial real estate	28,676	24,964	28,618	24,396	27,972
Automobile	4,283	4,552	4,817	4,287	5,676
Home equity	26,379	27,224	25,149	22,264	20,992
Residential mortgage	69,799	69,305	72,729	81,546	84,441
Other consumer	165	70	74	120	120

Total troubled debt restructured loans—nonaccruing	150,548	146,695	150,497	139,290	146,398

Total troubled debt restructured loans	$1,038,673	$987,428	$962,877	$988,737	$975,602

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

Commercial loans are not automatically considered to be accruing TDRs upon the granting of a new concession. If the loan is in accruing status and no loss is expected based on the modified terms, the modified TDR remains in accruing status. For loans that are on nonaccrual status before the modification, collection of both principal and interest must not be in doubt, and the borrower must be able to exhibit sufficient cash flows for at least a six-month period of time to service the debt in order to return to accruing status. This six-month period could extend before or after the restructure date.

TDRs in the home equity and residential mortgage portfolio may continue to increase in the near term as we continue to appropriately manage the portfolio and work with our borrowers. Any granted change in terms or conditions that are not readily available in the market for that borrower, requires the designation as a TDR. There are no provisions for the removal of the TDR designation based on payment activity for consumer loans. A loan may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished.

The following table reflects TDR activity for each of the past five quarters:

Table 13—Troubled Debt Restructured Loan Activity

	2015	2014
(dollar amounts in thousands)	First	Fourth	Third	Second	First
TDRs, beginning of period	$987,428	$962,877	$988,737	$975,602	$954,841
New TDRs	209,376	137,397	126,238	184,025	219,656
Payments	(35,272)	(51,908)	(78,717)	(66,530)	(55,130)
Charge-offs	(8,364)	(8,611)	(10,631)	(5,134)	(10,774)
Sales	(5,148)	(3,303)	(1,951)	(4,001)	(14,169)
Transfer to OREO	(2,369)	(2,978)	(3,554)	(3,539)	(2,597)
Restructured TDRs—accruing(1)	(85,700)	(26,350)	(47,277)	(83,586)	(86,012)
Restructured TDRs—nonaccruing(1)	(20,849)	(16,309)	(2,212)	(4,146)	(23,038)
Other	(429)	(3,387)	(7,756)	(3,954)	(7,175)

TDRs, end of period	$1,038,673	$987,428	$962,877	$988,737	$975,602

(1)	Represents existing TDRs that were re-underwritten with new terms providing a concession. A corresponding amount is included in the New TDRs amount above.

ACL

(This section should be read in conjunction with Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

Our total credit reserve is comprised of two different components, both of which in our judgment are appropriate to absorb credit losses inherent in our loan and lease portfolio: the ALLL and the AULC. Combined, these reserves comprise the total ACL. Our Credit Administration group is responsible for developing the methodology, assumptions and estimates used in the calculation, as well as determining the appropriateness of the ACL. The ALLL represents the estimate of losses inherent in the loan portfolio at the reported date. Additions to the ALLL result from recording provision expense for loan losses or increased risk levels resulting from loan risk-rating downgrades, while reductions reflect charge-offs (net of recoveries), decreased risk levels resulting from loan risk-rating upgrades, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the loan exposures adjusted by an applicable funding expectation.

During the 2015 first quarter, we reviewed our existing commercial and consumer credit models and enhanced certain processes and methods of ACL estimation. During this review, we analyzed the loss emergence periods used for consumer receivables collectively evaluated for impairment and, as a result, extended our loss emergence periods for products within these portfolios. As part of these enhancements to our credit reserve process, we evaluated the methods used to separately estimate economic risks inherent in our portfolios and decided to no longer utilize these separate estimation techniques. Economic risks are incorporated in our loss estimates elsewhere in our reserve calculation. The enhancements made to our credit reserve processes during the quarter allow for increased segmentation and analysis of the estimated incurred losses within our loan portfolios. The net ACL impact of these enhancements was immaterial.

We regularly evaluate the appropriateness of the ACL by performing on-going evaluations of the loan and lease portfolio, including such factors as the differing economic risks associated with each loan category, the financial condition of specific borrowers, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. We evaluate the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying our exposure to credit losses and assessing the appropriateness of our ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of increasing or decreasing residential real estate values; the diversification of CRE loans; the development of new or expanded Commercial business verticals such as healthcare, ABL, and energy, and the overall condition of the manufacturing industry. A provision for credit losses is recorded to adjust the ACL to the level we have determined to be appropriate to absorb credit losses inherent in our loan and lease portfolio.

Our ACL evaluation process includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance. While the total ACL balance has declined in recent quarters, all of the relevant benchmarks remain strong.

The table below reflects the allocation of our ACL among our various loan categories during each of the past five quarters:

Table 14—Allocation of Allowance for Credit Losses (1)

	2015		2014
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
Commercial
Commercial and industrial	$284,573	42%	$286,995	40%	$291,401	40%	$278,512	41%	$266,979	41%
Commercial real estate	100,752	11	102,839	11	115,472	11	137,346	11	160,306	12

Total commercial	385,325	53	389,834	51	406,873	51	415,858	52	427,285	53

Consumer
Automobile	37,125	16	33,466	18	30,732	18	27,158	17	25,178	16
Home equity	110,280	18	96,413	18	100,375	18	105,943	18	113,177	19
Residential mortgage	55,380	12	47,211	12	52,658	12	47,191	12	39,068	12
Other consumer	17,016	1	38,272	1	40,398	1	38,951	1	27,210	—

Total consumer	219,801	47	215,362	49	224,163	49	219,243	48	204,633	47

Total allowance for loan and lease losses	605,126	100%	605,196	100%	631,036	100%	635,101	100%	631,918	100%

Allowance for unfunded loan commitments	54,742		60,806		55,449		56,927		59,368

Total allowance for credit losses	$659,868		$666,002		$686,485		$692,028		$691,286

Total allowance for loan and leases losses as % of:
Total loans and leases		1.27%		1.27%		1.35%		1.38%		1.42%
Nonaccrual loans and leases		166		202		194		195		193
Nonperforming assets		151		179		173		175		174
Total allowance for credit losses as % of:
Total loans and leases		1.38%		1.40%		1.47%		1.50%		1.56%
Nonaccrual loans and leases		181		222		211		213		211
Nonperforming assets		165		197		188		191		191

(1)	Percentages represent the percentage of each loan and lease category to total loans and leases.

2015 First Quarter versus 2014 Fourth Quarter

The $6.1 million, or 1%, decline in the ACL compared with December 31, 2014, was driven by:

•

$21.3 million or 56% decline in the other consumer portfolio, primarily driven by our assessment of consumer overdraft reserve factors, lower consumer overdraft balances, and the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolios.

•

$2.4 million or 1% decline in the C&I portfolios. The decline was driven by the decision to no longer utilize separate methods to estimate economic risks inherent in our portfolio. However, the impact was largely offset by the increases to our reserve factors for high dollar value C&I credits.

•

$2.1 million or 2% decline in the CRE portfolio. The decline was driven by the decision to no longer utilize separate methods to estimate economic risks inherent in our portfolio. However, the impact was largely offset by the increases to our reserve factors for high dollar value CRE credits.

Partially offset by:

•

$13.9 million or 14% increase in the home equity portfolio. The increase was driven by the extension of loss emergence periods associated with our home equity products. It was partially offset by the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolio.

•

$8.2 million or 17% increase in the residential mortgage portfolio. The increase was driven by the extension of loss emergence periods associated with the residential mortgage products. It was partially offset by the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolio.

•

$3.7 million, or 11% increase in the automobile portfolio. The increase was driven by the extension of loss emergence periods associated with the automobile products. It was partially offset by the impact of no longer utilizing separate methods to estimate economic risks inherent in our portfolio.

The ACL to total loans declined to 1.38% at March 31, 2015, compared to 1.40% at December 31, 2014. Management believes the decline in the ratio is appropriate given the continued improvement in the risk profile of our loan portfolio. Further, the continued focus on early identification of loans with changes in credit metrics and proactive action plans for these loans, originating high quality new loans and SAD resolutions, will contribute to maintaining our strong key credit quality metrics.

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

The following table reflects NCO detail for each of the last five quarters:

Table 15—Quarterly Net Charge-off Analysis

	2015	2014
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Net charge-offs (recoveries) by loan and lease type:
Commercial:
Commercial and industrial	$11,403	$333	$12,587	$10,597	$8,606
Commercial real estate:
Construction	(383)	(1,747)	2,171	(171)	918
Commercial	(3,629)	1,565	(8,178)	(2,020)	(1,905)

Commercial real estate	(4,012)	(182)	(6,007)	(2,191)	(987)

Total commercial	7,391	151	6,580	8,406	7,619

Consumer:
Automobile	4,248	6,024	3,976	2,926	4,642
Home equity	4,625	6,321	6,448	8,491	15,687
Residential mortgage	2,816	3,059	5,428	3,406	7,859
Other consumer	5,352	7,420	7,591	5,414	7,179

Total consumer	17,041	22,824	23,443	20,237	35,367

Total net charge-offs	$24,432	$22,975	$30,023	$28,643	$42,986

Net charge-offs (recoveries)—annualized percentages:
Commercial:
Commercial and industrial	0.24%	0.01%	0.27%	0.23%	0.20%
Commercial real estate:
Construction	(0.17)	(0.85)	1.12	(0.10)	0.60
Commercial	(0.34)	0.15	(0.78)	(0.19)	(0.18)

Commercial real estate	(0.31)	(0.01)	(0.48)	(0.17)	(0.08)

Total commercial	0.12	—	0.11	0.14	0.14

Consumer:
Automobile	0.19	0.28	0.20	0.16	0.27
Home equity	0.22	0.30	0.31	0.41	0.75
Residential mortgage	0.19	0.21	0.38	0.24	0.58
Other consumer	5.03	7.20	7.61	5.66	7.44

Total consumer	0.29	0.39	0.42	0.37	0.68

Net charge-offs as a % of average loans	0.20%	0.20%	0.26%	0.25%	0.40%

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

2015 First Quarter versus 2014 Fourth Quarter

NCOs increased $1.5 million from the prior quarter to $24.4 million, primarily as a result of an increase in the C&I portfolio. This was partially offset by continued improvement in the consumer portfolios and the impact of recovery activity in the CRE portfolio. NCOs were an annualized 0.20% of average loans and leases in the current quarter, unchanged from 0.20% in the 2014 fourth quarter, and still below our long-term expectation of 0.35% - 0.55%. Given the low level of C&I and CRE NCO’s, there will continue to be some volatility on a quarter-to-quarter comparison basis.

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

Table 16—Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-2.0%	-4.0%

March 31, 2015	-0.2%	0.4%	0.2%

December 31, 2014	-0.2%	0.5%	0.2%

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

Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The NII at Risk reported at March 31, 2015, shows that Huntington’s earnings are not particularly sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets, primarily indirect auto loans and securities, increased resulting in a reduction in asset sensitivity. This reduction is somewhat accentuated by our portfolio of mortgage-related loans and securities, whose expected maturities lengthen as rates rise. The reduced asset sensitivity for the +200 basis points scenario (relative to the +100 basis points scenario) relates to the modeled migration of money market accounts balances into CDs thereby shifting deposits from a variable rate to a fixed rate.

Table 17—Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-25	+100	+200

Board policy limits	—	-5.0%	-12.0%

March 31, 2015	-0.9%	0.9%	-0.8%

December 31, 2014	-0.6%	0.4%	-1.5%

The EVE results included in the table above reflect the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 25 basis points, the point at which many assets and liabilities reach zero percent.

Huntington is within board of director policy limits for the +100 and +200 basis point scenarios. There is no policy limit for the -25 basis point scenario. The EVE reported at March 31, 2015 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase). When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The EVE at risk reported as of March 31, 2015 for the +200 basis points scenario shows a change to a less liability sensitive position compared with December 31, 2014. The primary factor contributing to this change was the impact of substantially lower interest rates.

MSRs

(This section should be read in conjunction with Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.)

At March 31, 2015 we had a total of $145.9 million of capitalized MSRs representing the right to service $15.6 billion in mortgage loans. Of this $145.9 million, $20.4 million was recorded using the fair value method and $125.5 million was recorded using the amortization method.

MSR fair values are sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed strategies to reduce the risk of MSR fair value changes or impairment. However, volatile changes in interest rates can diminish the effectiveness of these economic hedges. We report MSR fair value adjustments net of hedge-related trading activity in the mortgage banking income category of noninterest income. Changes in fair value between reporting dates are recorded as an increase or a decrease in mortgage banking income.

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

Liquidity Risk

Liquidity risk is the risk of loss due to the possibility that funds may not be available to satisfy current or future commitments. Please see the Liquidity Risk section in Item 1A of our 2014 Form 10-K for more details. In addition, the mix and maturity structure of Huntington’s balance sheet, the amount of on-hand cash, unencumbered securities, and the availability of contingent sources of funding can have an impact on Huntington’s ability to satisfy current or future funding commitments. We manage liquidity risk at both the Bank and the parent company.

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

Investment Securities Portfolio

The expected weighted average maturities of our AFS and HTM portfolios are significantly shorter than their contractual maturities as reflected in Note 4 and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements. Particularly regarding the mortgage-backed securities and asset-backed securities, prepayments of principal and interest that historically occur in advance of scheduled maturities will shorten the expected life of these portfolios. The expected weighted average maturities, which take into account expected prepayments of principal and interest under existing interest rate conditions, are shown in the following table:

Table 18—Expected Life of Investment Securities

	March 31, 2015
	Available-for-Sale & Other Securities		Held-to-Maturity Securities
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Under 1 year	$611,710	$602,320	$—	$—
1 - 5 years	4,556,655	4,640,888	1,292,493	1,303,243
6 - 10 years	3,700,868	3,732,346	1,979,893	2,007,877
Over 10 years	618,611	601,956	64,277	63,769
Other securities	344,136	344,889	—	—

Total	$9,831,980	$9,922,399	$3,336,663	$3,374,889

Bank Liquidity and Sources of Funding

Our primary sources of funding for the Bank are retail and commercial core deposits. At March 31, 2015, these core deposits funded 73% of total assets (104% of total loans). At March 31, 2015 and December 31, 2014, total core deposits represented 94% of total deposits. To the extent we are unable to obtain sufficient liquidity through core deposits, we may meet our liquidity needs through other sources, asset securitization, or sale. Other sources include non-core deposits, FHLB advances, and other wholesale debt instruments.

Demand deposit overdrafts that have been reclassified as loan balances were $15.1 million and $18.7 million at March 31, 2015 and December 31, 2014, respectively.

The following tables reflect deposit composition and short-term borrowings detail for each of the last five quarters:

Table 19—Deposit Composition

	2015		2014
(dollar amounts in millions)	March 31,		December 31,		September 30,		June 30,		March 31,
By Type:
Demand deposits—noninterest-bearing	$15,960	30%	$15,393	30%	$14,754	29%	$14,151	29%	$14,314	29%
Demand deposits—interest-bearing	6,537	13	6,248	12	6,052	12	5,921	12	5,970	12
Money market deposits	18,933	36	18,986	37	18,174	36	17,563	36	17,693	36
Savings and other domestic deposits	5,288	10	5,048	10	5,038	10	5,036	10	5,115	10
Core certificates of deposit	2,709	5	2,936	5	3,150	6	3,272	7	3,557	7

Total core deposits:	49,427	94	48,611	94	47,168	93	45,943	94	46,649	94
Other domestic deposits of $250,000 or more	189	—	198	—	202	1	241	—	289	1
Brokered deposits and negotiable CDs	2,682	5	2,522	5	2,357	5	2,198	5	2,074	4
Deposits in foreign offices	535	1	401	1	402	1	367	1	337	1

Total deposits	$52,833	100%	$51,732	100%	$50,129	100%	$48,749	100%	$49,349	100%

Total core deposits:
Commercial	$23,061	47%	$22,725	47%	$21,753	46%	$20,629	45%	$20,507	44%
Consumer	26,366	53	25,886	53	25,415	54	25,314	55	26,142	56

Total core deposits	$49,427	100%	$48,611	100%	$47,168	100%	$45,943	100%	$46,649	100%

Table 20—Federal Funds Purchased and Repurchase Agreements

	2015	2014
(dollar amounts in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
Balance at period-end
Federal Funds purchased and securities sold under agreements to repurchase	$1,112	$1,058	$1,491	$1,223	$1,342
Federal Home Loan Bank advances	875	1,325	1,650	2,375	325
Other short-term borrowings	20	14	40	29	56

Weighted average interest rate at period-end
Federal Funds purchased and securities sold under agreements to repurchase	0.05%	0.08%	0.05%	0.05%	0.06%
Federal Home Loan Bank advances	0.09	0.15	0.22	0.15	0.22
Other short-term borrowings	1.19	1.11	1.06	1.41	0.26

Maximum amount outstanding at month-end during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,120	$1,176	$1,491	$1,223	$1,342
Federal Home Loan Bank advances	1,450	1,325	1,975	2,375	2,175
Other short-term borrowings	43	26	40	29	56

Average amount outstanding during the period
Federal Funds purchased and securities sold under agreements to repurchase	$1,057	$1,089	$1,072	$910	$875
Federal Home Loan Bank advances	796	1,569	2,101	1,848	1,490
Other short-term borrowings	29	25	20	29	8

Weighted average interest rate during the period
Federal Funds purchased and securities sold under agreements to repurchase	0.07%	0.08%	0.07%	0.06%	0.06%
Federal Home Loan Bank advances	0.10	0.17	0.29	0.09	0.05
Other short-term borrowings	0.75	1.37	2.22	1.64	1.06

The Bank maintains borrowing capacity at the FHLB and the Federal Reserve Bank Discount Window. The Bank does not consider borrowing capacity from the Federal Reserve Bank Discount Window as a primary source of liquidity. Total loans and securities pledged to the Federal Reserve Discount Window and the FHLB are $18.4 billion and $18.0 billion at March 31, 2015 and December 31, 2014, respectively.

For information related to debt issuances that impact liquidity, please see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

At March 31, 2015, total wholesale funding was $10.6 billion, an increase from $9.9 billion at December 31, 2014. The increase from prior year-end primarily relates to an increase in other long-term debt, partially offset by a decrease in FHLB advances and short-term borrowings.

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

At March 31, 2015, we believe the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.

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

At March 31, 2015 and December 31, 2014, the parent company had $0.9 billion and $0.7 billion, respectively, in cash and cash equivalents.

On April 21, 2015, the board of directors declared a quarterly common stock cash dividend of $0.06 per common share. The dividend is payable on July 1, 2015, to shareholders of record on June 17, 2015. Based on the current quarterly dividend of $0.06 per common share, cash demands required for common stock dividends are estimated to be approximately $48.5 million per quarter. On April 21, 2015, the board of directors declared a quarterly Series A and Series B Preferred Stock dividend payable on July 15, 2015 to shareholders of record on July 1, 2015. Based on the current dividend, cash demands required for Series A Preferred Stock are estimated to be approximately $7.7 million per quarter. Cash demands required for Series B Preferred Stock are expected to be approximately $0.3 million per quarter.

During the quarter, the Bank paid dividends of $334.0 million to the holding company. The Bank declared a dividend to the holding company of $147.0 million in the second quarter of 2015. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.

With the exception of the items discussed above, the parent company does not have any significant cash demands. It is our policy to keep operating cash on hand at the parent company to satisfy expected cash demands for at least the next 18 months. Considering the factors discussed above, and other analyses that we have performed, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include interest rate swaps, financial guarantees contained in standby letters-of-credit issued by the Bank, and commitments by the Bank to sell mortgage loans.

INTEREST RATE SWAPS

Balance sheet hedging activity is arranged to receive hedge accounting treatment and is classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert deposits and long-term debt from fixed-rate obligations to floating rate. Cash flow hedges are also used to convert floating rate loans made to customers into fixed rate loans. See Note 16 for more information.

STANDBY LETTERS-OF-CREDIT

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years and are expected to expire without being drawn upon. Standby letters-of-credit are included in the determination of the amount of risk-based capital that the parent company and the Bank are required to hold. Through our credit process, we monitor the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, a loss is recognized in the provision for credit losses. See Note 18 for more information.

COMMITMENTS TO SELL LOANS

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. In addition, we had commitments to sell residential real estate loans. These contracts mature in less than one year. See Note 18 for more information.

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

Our objective for managing cyber security risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate our systems. We work to achieve this objective by hardening networks and systems against attack, and by diligently managing visibility and monitoring controls within our data and communications environment to recognize events and respond before the attacker has the opportunity to plan and execute on their own goals. To this end we employ a set of defense in-depth strategies, which include efforts to make Huntington less attractive as a target and less vulnerable to threats, while investing in threat analytic capabilities for rapid detection and response. Potential concerns related to cyber security may be escalated to our board-level Technology Committee, as appropriate. As a complement to the overall cyber security risk management, we utilize a number of internal training methods, both formally through mandatory courses and informally through written communications and other updates. Internal policies and procedures have been implemented to encourage the reporting of potential phishing attacks or other security risks. We also use third party services to test the effectiveness of our cyber security risk management framework, and any such third parties are required to comply with our policies regarding information security and confidentiality.

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

The tables below reflect activity in the representations and warranties reserve:

Table 21—Summary of Reserve for Representations and Warranties on Mortgage Loans Serviced for Others

	2015	2014
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Reserve for representations and warranties, beginning of period	$12,677	$13,816	$15,249	$17,094	$22,027
Reserve charges	(1,359)	(518)	(499)	(1,047)	(6,132)
Provision for representations and warranties	202	(621)	(934)	(798)	1,199

Reserve for representations and warranties, end of period	$11,520	$12,677	$13,816	$15,249	$17,094

Table 22—Mortgage Loan Repurchase Statistics

	2015	2014
(dollar amounts in thousands)	First	Fourth	Third	Second	First
Number of loans sold	4,421	4,544	4,880	4,599	3,882
Amount of loans sold (UPB)	$651,161	$633,837	$660,133	$572,861	$487,822
Number of loans repurchased (1)	32	19	18	33	89
Amount of loans repurchased (UPB) (1)	$3,883	$1,935	$2,224	$3,766	$10,557
Number of claims received	60	33	38	43	35
Successful dispute rate (2)	6%	30%	25%	40%	34%
Number of make whole payments (3)	11	7	4	20	91
Amount of make whole payments (3)	$625	$197	$119	$844	$5,693

(1)	Loans repurchased are loans that fail to meet the purchaser’s terms.
(2)	Successful disputes are a percent of close out requests.
(3)	Make whole payments are payments to reimburse for losses on foreclosed properties.

Compliance Risk

Financial institutions are subject to many laws, rules, and regulations at both the federal and state levels. In September 2014, for example, the Office of the Comptroller of the Currency issued its final rule formalizing its “heightened expectations” supervisory regime for the largest federally chartered depository institutions, including Huntington, to improve risk management and ensure boards can challenge decisions made by management. These broad-based laws, rules, and regulations include, but are not limited to, expectations relating to anti-money laundering, lending limits, client privacy, fair lending, prohibitions against unfair, deceptive or abusive acts or practices, protections for military members as they enter active duty, and community reinvestment. Additionally, the volume and complexity of recent regulatory changes have increased our overall compliance risk. As such, we utilize various resources to help ensure expectations are met, including a team of compliance experts dedicated to ensuring our conformance with all applicable laws, rules, and regulations. Our colleagues receive training for several broad-based laws and regulations including, but not limited to, anti-money laundering and customer privacy. Additionally, colleagues engaged in lending activities receive training for laws and regulations related to flood disaster protection, equal credit opportunity, fair lending, and / or other courses related to the extension of credit. We set a high standard of expectation for adherence to compliance management and seek to continuously enhance our performance.

Capital

Both regulatory capital and shareholders’ equity are managed at the Bank and on a consolidated basis. We have an active program for managing capital and maintain a comprehensive process for assessing the Company’s overall capital adequacy. We believe our current levels of both regulatory capital and shareholders’ equity are adequate.

Regulatory Capital

Beginning in the 2015 first quarter, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. The following table presents risk-weighted assets and other financial data necessary to calculate certain financial ratios, including the common equity tier 1 ratio on a Basel III basis, which we use to measure capital adequacy. The implementation of the Basel III capital requirements is transitional and phases-in from January 1, 2015 through the end of 2018.

The Basel III capital requirements emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implement strict eligibility criteria for regulatory capital instruments. Common equity tier 1 capital primarily includes common shareholders’ equity less certain deductions for goodwill and other intangibles net of related taxes, MSRs net of related taxes, that arise from tax loss and credit carryforwards. Tier 1 capital is primarily comprised of common equity tier 1 capital, perpetual preferred stock and certain qualifying capital instruments (TRUPS) that are subject to phase-out from tier 1 capital. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL.

Table 23—Capital Under Current Regulatory Standards (transitional Basel III basis)

2015
(dollar amounts in millions)	March 31,
Common equity tier 1 risk-based capital ratio:
Total shareholders’ equity	$6,462
Regulatory capital adjustments:
Shareholders’ preferred equity	(386)
Accumulated other comprehensive income offset	161
Goodwill and other intangibles, net of taxes	(700)
Deferred tax assets that arise from tax loss and credit carryforwards	(36)

Common equity tier 1 capital	5,501
Additional tier 1 capital
Shareholders’ preferred equity	386
Qualifying capital instruments subject to phase-out	76
Other	(53)

Tier 1 capital	5,910
LTD and other tier 2 qualifying instruments	648
Qualifying allowance for loan and lease losses	660

Tier 2 capital	1,308
Total risk-based capital	$7,218
Risk-weighted assets (RWA)	57,840
Common equity tier 1 risk-based capital ratio	9.51%

Other regulatory capital data:
Tier 1 leverage ratio	9.04%
Tier 1 risk-based capital ratio	10.22
Total risk-based capital ratio	12.48
Tangible common equity / RWA ratio	9.25

Table 24—Capital Adequacy—Non-Regulatory

	2015		2014
(dollar amounts in millions)	March 31,		December 31,	September 30,	June 30,	March 31,
Consolidated capital calculations:
Common shareholders’ equity		$6,076	$5,942	$5,898	$5,855	$5,790
Preferred shareholders’ equity		386	386	386	386	386

Total shareholders’ equity		6,462	6,328	6,284	6,241	6,176
Goodwill		(678)	(523)	(523)	(505)	(505)
Other intangible assets		(73)	(75)	(85)	(81)	(91)
Other intangible assets deferred tax liability (1)		25	26	30	28	32

Total tangible equity		5,736	5,756	5,706	5,683	5,612
Preferred shareholders’ equity		(386)	(386)	(386)	(386)	(386)

Total tangible common equity		$5,350	$5,370	$5,320	$5,297	$5,226

Total assets		$68,003	$66,298	$64,331	$63,797	$61,146
Goodwill		(678)	(523)	(523)	(505)	(505)
Other intangible assets		(73)	(75)	(85)	(81)	(91)
Other intangible assets deferred tax liability (1)		25	26	30	28	32

Total tangible assets		$67,277	$65,726	$63,753	$63,239	$60,582

Tier 1 capital (2)	$	N.A.	$6,266	$6,180	$6,132	$6,107
Preferred shareholders’ equity		N.A.	(386)	(386)	(386)	(386)
Trust preferred securities		N.A.	(304)	(304)	(304)	(304)

Tier 1 common equity (2)	$	N.A.	$5,576	$5,490	$5,442	$5,417

Risk-weighted assets (RWA) (2)	$	N.A.	$54,479	$53,239	$53,035	$51,120

Tier 1 common equity / RWA ratio (2)		N.A. %	10.23%	10.31%	10.26%	10.60%
Tangible equity / tangible asset ratio		8.53	8.76	8.95	8.99	9.26
Tangible common equity / tangible asset ratio		7.95	8.17	8.35	8.38	8.63
Tangible common equity / RWA ratio (2)		N.A.	9.86	9.99	9.99	10.22

(1)	Other intangible assets are net of deferred tax liability, and calculated assuming a 35% tax rate.
(2)	Ratios are calculated on a Basel I basis.

N.A. On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule.

The following table presents certain regulatory capital data at both the consolidated and Bank levels for each of the past five quarters:

Table 25—Regulatory Capital Data (1)

		Basel III	Basel I
		2015	2014
(dollar amounts in millions)		March 31,	December 31,	September 30,	June 30,	March 31,
Total risk-weighted assets	Consolidated	$57,840	$54,479	$53,239	$53,035	$51,120
	Bank	57,752	54,387	53,132	53,005	51,021
Common equity tier I risk-based capital	Consolidated	5,501	N.A.	N.A.	N.A.	N.A.
	Bank	5,448	N.A.	N.A.	N.A.	N.A.
Tier 1 risk-based capital	Consolidated	5,910	6,266	6,180	6,132	6,107
	Bank	5,664	6,136	5,963	5,982	5,872
Tier 2 risk-based capital	Consolidated	1,308	1,122	1,122	1,118	1,118
	Bank	776	820	821	819	817
Total risk-based capital	Consolidated	7,218	7,388	7,302	7,250	7,225
	Bank	6,440	6,956	6,784	6,801	6,689
Tier 1 leverage ratio	Consolidated	9.04%	9.74%	9.83%	10.01%	10.32%
	Bank	8.67	9.56	9.49	9.78	9.96
Common equity tier I risk-based capital ratio	Consolidated	9.51	N.A.	N.A.	N.A.	N.A.
	Bank	9.43	N.A.	N.A.	N.A.	N.A.
Tier 1 risk-based capital ratio	Consolidated	10.22	11.50	11.61	11.56	11.95
	Bank	9.81	11.28	11.22	11.29	11.51
Total risk-based capital ratio	Consolidated	12.48	13.56	13.72	13.67	14.13
	Bank	11.15	12.79	12.77	12.83	13.11

(1)

On January 1, 2015, we became subject to the Basel III capital requirements including the standardized approach for calculating risk-weighted assets in accordance with subpart D of the final capital rule. Amounts presented prior to January 1, 2015 are subject to the Basel I capital requirements.

At March 31, 2015, we maintained Basel III transitional capital ratios in excess of the well-capitalized standards established by the FRB. All capital ratios were impacted by the repurchase of 4.9 million common shares repurchased during the 2015 first quarter.

Shareholders’ Equity

We generate shareholders’ equity primarily through the retention of earnings, net of dividends. Other potential sources of shareholders’ equity include issuances of common and preferred stock. Our objective is to maintain capital at an amount commensurate with our risk profile and risk tolerance objectives, to meet both regulatory and market expectations, and to provide the flexibility needed for future growth and business opportunities. Shareholders’ equity totaled $6.5 billion at March 31, 2015, an increase of $0.2 billion when compared with December 31, 2014.

Dividends

We consider disciplined capital management as a key objective, with dividends representing one component. Our strong capital ratios and expectations for continued earnings growth positions us to continue to actively explore additional capital management opportunities.

On April 21, 2015, our board of directors declared a quarterly cash dividend of $0.06 per common share, payable on July 1, 2015. Also, cash dividends of $0.06 per share were declared on January 22, 2015.

On April 21, 2015, our board of directors also declared a quarterly cash dividend on our 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock of $21.25 per share. The dividend is payable on July 15, 2015. Also, cash dividends of $21.25 per share were declared on January 22, 2015.

On April 21, 2015, our board of directors also declared a quarterly cash dividend on our Floating Rate Series B Non-Cumulative Perpetual Preferred Stock of $7.44 per share. The dividend is payable on July 15, 2015. Also, cash dividends of $7.38 per share were declared on January 22, 2015.

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

On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2015. These actions included a 17% increase in the quarterly dividend per common share to $0.07, starting in the fourth quarter of 2015, and the potential repurchase of up to $366 million of common stock over the five-quarter period through the second quarter of 2016. During the 2015 first quarter, we repurchased 4.9 million shares, with a weighted average price of $10.45, which completed our prior share repurchase authorization. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs.

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

At the end of each quarter, we assess the valuation hierarchy for each asset or liability measured. As necessary, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs at the measurement date. The fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs, can be found in Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Net Income by Business Segment

The segregation of net income by business segment for the quarters ended March 31, 2015, and March 31, 2014, is presented in the following table:

Table 26—Net Income (Loss) by Business Segment

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Retail and Business Banking	$52,699	$45,544
Commercial Banking	43,263	32,039
AFCRE	42,277	41,286
RBHPCG	2,275	6,637
Home Lending	(4,677)	(8,919)
Treasury/Other	30,017	32,556

Total net income	$165,854	$149,143

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

Optimal Customer Relationship (OCR)

Our OCR strategy is focused on building and deepening relationships with our customers through superior interactions, product penetration, and quality of service. We will deliver high-quality customer and prospect interactions through a fully integrated sales culture which will include all partners necessary to deliver a total Huntington solution. The quality of our relationships will lead to our ability to be the primary bank for our customers, yielding quality, annuitized revenue and profitable share of customers overall financial services. We believe our relationship oriented approach will drive a competitive advantage through our local market delivery channels.

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

We use the checking account as a measure since it typically represents the primary banking relationship product. We count additional services by type, not number, of services. For example, a household that has one checking account and one mortgage, we count as having two services. A household with four checking accounts, we count as having one service. The household relationship utilizing 6+ services is viewed to be more profitable and loyal. The overall objective, therefore, is to decrease the percentage of 1-5 services per consumer checking account household, while increasing the percentage of those with 6+ services.

The following table presents consumer checking account household OCR metrics:

Table 27—Consumer Checking Household OCR Cross-sell Report

	2015	2014
	First	Fourth	Third	Second	First
Number of households (2) (3)	1,475,241	1,454,402	1,453,584	1,391,406	1,359,158
Product Penetration by Number of Services (1)
1 Service	2.8%	2.8%	3.3%	3.0%	3.0%
2-3 Services	17.3	17.9	18.4	18.4	18.8
4-5 Services	29.7	29.9	29.6	29.9	30.2
6+ Services	50.2	49.4	48.7	48.7	48.0
Total revenue (in millions)	$260.5	$260.5	$260.0	$256.6	$239.9

(1)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.
(2)	On March 1, 2014, Huntington acquired 9,904 Camco households.
(3)	On September 12, 2014, Huntington acquired 37,939 Bank of America households.

Our emphasis on cross-sell, coupled with customers being attracted to the benefits offered through our “Fair Play” banking philosophy with programs such as 24-Hour Grace® on overdrafts and Asterisk-Free Checking™, are having a positive effect. The percent of consumer households with 6 or more product services at the end of the 2015 first quarter was 50.2%, up from 48.0% from the year-ago quarter due to increased product sales and services provided.

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

The commercial relationship is defined as a business banking or commercial banking customer with a checking account relationship. We use this metric because we believe that the checking account anchors a business relationship and creates the opportunity to increase our cross-sell activity. Multiple sales of the same type of service are counted as one service, the same as consumer.

The following table presents commercial relationship OCR metrics:

Table 28—Commercial Relationship OCR Cross-sell Report

	2015	2014
	First	Fourth	Third	Second	First
Commercial Relationships (1)	166,710	164,726	164,079	159,290	159,973
Product Penetration by Number of Services (2)
1 Service	15.3%	15.7%	16.6%	16.9%	19.4%
2-3 Services	42.0	42.4	42.2	41.8	41.1
4+ Services	42.7	41.9	41.2	41.3	39.5
Total revenue (in millions)	$216.9	$212.8	$213.1	$211.8$	213.3

(1)	Checking account required.
(2)	The definitions and measurements used in our OCR process are periodically reviewed and updated prospectively.

By focusing on targeted relationships, we are able to achieve higher product service penetration among our commercial relationships and leverage these relationships to generate a deeper share of wallet. The percent of commercial relationships with 4 or more product services at the end of the 2015 first quarter was 42.7%, up from 39.5% from the year-ago quarter. Total commercial relationship revenue for the 2015 first quarter was $216.9 million, up $3.6 million, or 2%, from the year-ago quarter.

Table 29—Average Loans/Leases and Deposits by Business Segment

	Three Months Ended March 31, 2015
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,958	$11,814	$2,608	$635	$—	$101	$19,116
Commercial real estate	328	322	4,368	145	—	(1)	5,162

Total commercial	4,286	12,136	6,976	780	—	100	24,278
Automobile	—	—	8,783	—	—	—	8,783
Home equity	7,619	—	1	713	165	(14)	8,484
Residential mortgage	1,240	—	—	1,385	3,184	1	5,810
Other consumer	379	3	19	11	9	4	425

Total consumer	9,238	3	8,803	2,109	3,358	(9)	23,502

Total loans and leases	$13,524	$12,139	$15,779	$2,889	$3,358	$91	$47,780

Average Deposits
Demand deposits—noninterest-bearing	$6,747	$5,363	$892	$1,636	$317	$298	$15,253
Demand deposits—interest-bearing	4,936	795	69	353	—	20	6,173
Money market deposits	10,165	4,302	256	4,635	—	10	19,368
Savings and other domestic deposits	5,012	75	6	74	3	(1)	5,169
Core certificates of deposit	2,768	9	1	35	—	1	2,814

Total core deposits	29,628	10,544	1,224	6,733	320	328	48,777
Other deposits	98	595	152	3	1	2,503	3,352

Total deposits	$29,726	$11,139	$1,376	$6,736	$321	$2,831	$52,129

	Three Months Ended March 31, 2014
(dollar amounts in millions)	Retail and Business Banking	Commercial Banking	AFCRE	RBHPCG	Home Lending	Treasury / Other	TOTAL
Average Loans/Leases
Commercial and industrial	$3,569	$10,963	$2,412	$613	$—	$74	$17,631
Commercial real estate	365	300	4,035	202	—	(1)	4,901

Total commercial	3,934	11,263	6,447	815	—	73	22,532
Automobile	—	—	6,788	—	—	(2)	6,786
Home equity	7,457	2	1	735	167	(22)	8,340
Residential mortgage	1,089	—	—	1,281	3,010	(1)	5,379
Other consumer	349	4	35	12	22	(36)	386

Total consumer	8,895	6	6,824	2,028	3,199	(61)	20,891

Total loans and leases	$12,829	$11,269	$13,271	$2,843	$3,199	$12	$43,423

Average Deposits
Demand deposits—noninterest-bearing	$5,696	$4,608	$700	$1,663	$257	$268	$13,192
Demand deposits—interest-bearing	4,687	695	64	317	—	12	5,775
Money market deposits	9,800	3,788	258	3,794	—	8	17,648
Savings and other domestic deposits	4,800	85	5	79	—	(2)	4,967
Core certificates of deposit	3,546	15	1	50	—	1	3,613

Total core deposits	28,529	9,191	1,028	5,903	257	287	45,195
Other deposits	104	906	77	3	—	1,304	2,394

Total deposits	$28,633	$10,097	$1,105	$5,906	$257	$1,591	$47,589

Retail and Business Banking

Table 30—Key Performance Indicators for Retail and Business Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$248,650	$219,841	$28,809	13%
Provision for credit losses	7,152	7,460	(308)	(4)
Noninterest income	95,759	92,962	2,797	3
Noninterest expense	256,182	235,275	20,907	9
Provision for income taxes	28,376	24,524	3,852	16

Net income	$52,699	$45,544	$7,155	16%

Number of employees (average full-time equivalent)	5,209	5,122	87	2%
Total average assets (in millions)	$15,456	$14,536	$920	6
Total average loans/leases (in millions)	13,524	12,829	695	5
Total average deposits (in millions)	29,726	28,633	1,093	4
Net interest margin	3.46%	3.15%	0.31%	10
NCOs	$13,151	$23,968	$(10,817)	(45)
NCOs as a % of average loans and leases	0.39%	0.75%	(0.36)%	(48)
Return on average common equity	16.8	14.1	2.7	19

2015 First Three Months vs. 2014 First Three Months

Retail and Business Banking reported net income of $52.7 million in the first three-month period of 2015. This was an increase of $7.2 million, or 16%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•

$0.7 billion, or 5%, increase in average loans combined with a 12 basis point increase in loan spreads, primarily as a result of a reduction in the funds transfer price rates assigned to loans and improved effective rates.

•

$1.1 billion, or 4%, increase in average deposits combined with a 22 basis point increase in deposit spreads, primarily as a result of an increase in the funds transfer price rates assigned to deposits and lower effective rates.

The decrease in the provision for credit losses from the year-ago period reflected:

•	A $10.8 million, or 45%, decrease in NCOs, offset by enhancements made to the ACL estimation process.

The increase in total average loans and leases from the year-ago period reflected:

•	$352 million, or 9%, increase in commercial loans due to the impact of the Camco acquisition and core growth.

•	$343 million, or 4%, increase in consumer loans, primarily due to growth in home equity lines of credit, credit card, and residential mortgages, as well as the impact of the Camco acquisition.

The increase in total average deposits from the year-ago period reflected:

•	$1 billion in deposit growth from the Camco acquisition in the 2014 first quarter and the Bank of America branch acquisition in the 2014 third quarter.

•	$177 million deposit growth from our In-store branch network.

The increase in noninterest income from the year-ago period reflected:

•	$3.8 million, or 16%, increase in electronic banking income, primarily due to higher transaction volumes and an increase in the number of households.

•

$1.4 million, or 54%, increase in mortgage banking income, primarily driven by increased referrals to Home Lending due to an improved mortgage refinance market in the 2015 first quarter compared to 2014.

Partially offset by:

•

$2.5 million, or 5%, decrease in service charges on deposit accounts, primarily reflecting the decline from the late July 2014 implementation of changes in consumer products partially offset by an increase in consumer households and changing customer usage patterns.

The increase in noninterest expense from the year-ago period reflected:

•

$12.2 million, or 12%, increase in other noninterest expense, primarily reflecting an increase in allocated overhead expense and additional expense related to the Bank of America branch and the Camco acquisitions.

•

$3.8 million, or 5%, increase in personnel costs, primarily due to the Bank of America branch acquisition in the 2014 third quarter and the Camco acquisition in the 2014 first quarter. The increase also reflects additional cost from increased employee benefit expense and annual merit salary adjustments.

•	$2.8 million, or 29%, increase in marketing, primarily due to the timing of direct mail campaigns in 2015.

•	$1.6 million, or 17%, increase in outside data processing and other services expense, mainly the result of transaction volumes associated with debit and credit card activity.

Commercial Banking

Table 31—Key Performance Indicators for Commercial Banking

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$74,918	$70,943	$3,975	6%
Provision for credit losses	6,835	11,547	(4,712)	(41)
Noninterest income	54,893	50,316	4,577	9
Noninterest expense	56,417	60,421	(4,004)	(7)
Provision for income taxes	23,296	17,252	6,044	35

Net income	$43,263	$32,039	$11,224	35%

Number of employees (average full-time equivalent)	1,016	1,044	(28)	(3)%
Total average assets (in millions)	$14,979	$13,109	$1,870	14
Total average loans/leases (in millions)	12,139	11,269	870	8
Total average deposits (in millions)	11,139	10,097	1,042	10
Net interest margin	2.40%	2.56%	(0.16)%	(6)
NCOs	$14,370	$2,458	$11,912	485
NCOs as a % of average loans and leases	0.47%	0.09%	0.38%	422
Return on average common equity	14.8	9.4	5.4	57

2015 First Three Months vs. 2014 First Three Months

Commercial Banking reported net income of $43.3 million in the first three-month period of 2015. This was an increase of $11.2 million, or 35%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.9 billion, or 8%, increase in average loans/leases.

•	$0.8 billion, or 130%, increase in average available-for-sale securities, primarily related to direct purchase municipal instruments.

•	$1.0 billion, or 10%, increase in average deposits.

Partially offset by:

•

16 basis point decrease in the net interest margin, due to a 12 basis point decrease in the mix and yield on earning assets, and a 4 basis point increase in the mix and yield on total interest-bearing liabilities primarily related to a decrease in fund transfer price rates assigned to deposits.

The decrease in the provision for credit losses from the year-ago period reflected:

•	Enhancements made to the ACL estimation process, partially offset by an $11.9 million increase in NCOs.

The increase in total average assets from the year-ago period reflected:

•

$0.8 billion, or 28%, increase in the specialty verticals loan and bond financing portfolio, driven primarily by $0.6 billion, or 190%, increase in the international loan portfolio consisting of discounted bankers acceptances and foreign insured receivables, and $0.2 billion, or 10%, increase in the Healthcare loan and bond financing portfolio due to a strategic focus on the banking needs of the healthcare industry, specifically targeting alternate site real estate, seniors’ real estate, medical technology, community hospitals, metro hospitals, and health care services.

•

$0.6 billion, or 17%, increase in the Asset Finance loan and bond financing portfolio, which primarily reflected our focus on developing vertical strategies in public capital, business aircraft, rail industry, lender finance, and syndications.

•	$0.3 billion, or 14%, increase in the Corporate Banking loan portfolio due to establishing relationships with targeted prospects within our footprint.

The increase in total average deposits from the year-ago period reflected:

•

$1.4 billion, or 15%, increase in core deposits, which primarily reflected a $0.8 billion, or 16%, increase in noninterest-bearing demand deposits. Middle market accounts, such as not-for-profit universities and healthcare, contributed $1.1 billion of the balance growth, while large corporate accounts contributed $0.3 billion.

Partially offset by:

•	$0.3 billion, or 34%, decrease in non-core deposits.

The increase in noninterest income from the year-ago period reflected:

•	$2.1 million, or 30%, increase in commitment and other loan related fees.

•

$1.4 million, or 12%, increase in service charges on deposit accounts and other treasury management related revenue, primarily due to a new commercial card product implemented in late 2013, as well as strong core cash management growth.

•

$1.1 million, or 12%, increase in capital market fees attributed to a $0.7 million, or 365%, increase in commodities revenue, $0.3 million, or 7%, increase in institutional brokerage revenue, and a $0.2 million, or 9%, increase in foreign exchange revenue.

The decrease in noninterest expense from the year-ago period reflected:

•	$4.8 million, or 48%, decrease in allocated overhead expense.

Partially offset by:

•

$1.2 million, or 3%, increase in personnel expense, primarily reflecting a 2% increase in base salaries and benefits, as well as an 11% increase in incentives attributed to growth in fee income products.

Automobile Finance and Commercial Real Estate

Table 32—Key Performance Indicators for Automobile Finance and Commercial Real Estate

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$95,162	$88,580	$6,582	7%
Reduction in allowance for credit losses	(1,383)	(8,608)	(7,225)	(84)
Noninterest income	4,675	4,493	182	4
Noninterest expense	36,178	38,164	(1,986)	(5)
Provision for income taxes	22,765	22,231	534	2

Net income	$42,277	$41,286	$991	2%

Number of employees (average full-time equivalent)	289	270	19	7%
Total average assets (in millions)	$16,632	$13,587	$3,045	22
Total average loans/leases (in millions)	15,779	13,271	2,508	19
Total average deposits (in millions)	1,376	1,105	271	25
Net interest margin	2.40%	2.65%	(0.25)%	(9)
NCOs	$(5,373)	$4,890	$10,263	N.R.
NCOs as a % of average loans and leases	(0.14)%	0.15%	(0.29)%	N.R.
Return on average common equity	25.0	28.2	(3.2)	(11)

N.R.—Not relevant.

2015 First Three Months vs. 2014 First Three Months

AFCRE reported net income of $42.3 million in the first three-month period of 2015. This was an increase of $1.0 million, or 2%, compared to the year-ago period. The increase in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$2.0 billion, or 29%, increase in average automobile loans, primarily due to continued strong origination volume which has exceeded $1.0 billion for each of the last 5 quarters.

Partially offset by:

•	25 basis point decrease in the net interest margin, primarily due to a 20 basis point reduction in loan spreads. This decline primarily reflects the impact of competitive pricing pressures.

The decrease in the reduction in allowance for credit losses from the year-ago period reflected:

•	Less improvement in credit quality than what was experienced in the year-ago quarter, enhancements made to the ACL estimation process, partially offset by lower NCOs.

The decrease in noninterest expense from the year-ago period reflected:

•

$3.0 million, or 11%, decrease in other noninterest expense, primarily due to a $1.5 million decrease in allocated expenses, generally reflecting improved efficiencies and cost allocation methodologies.

Partially offset by:

•	$0.7 million, or 10%, increase in personnel costs, primarily due to a higher number of employees, resulting from community development activities.

•	$0.3 million, or 16%, increase in deposit and other insurance.

Regional Banking and The Huntington Private Client Group

Table 33—Key Performance Indicators for Regional Banking and The Huntington Private Client Group

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$26,805	$25,438	$1,367	5%
Provision for credit losses	2,645	2,319	326	14
Noninterest income	40,475	43,114	(2,639)	(6)
Noninterest expense	61,135	56,022	5,113	9
Provision for income taxes	1,225	3,574	(2,349)	(66)

Net income	$2,275	$6,637	$(4,362)	(66)%

Number of employees (average full-time equivalent)	1,023	1,046	(23)	(2)%
Total average assets (in millions)	$3,329	$3,778	$(449)	(12)
Total average loans/leases (in millions)	2,889	2,843	46	2
Total average deposits (in millions)	6,736	5,906	830	14
Net interest margin	1.63%	1.81%	(0.18)%	(10)
NCOs	$885	$3,252	$(2,367)	(73)
NCOs as a % of average loans and leases	0.12%	0.46%	(0.34)%	(74)
Return on average common equity	2.8	5.3	(2.5)	(47)
Total assets under management (in billions)—eop	$15.0	$16.5	$(1.5)	(9)
Total trust assets (in billions)—eop	87.2	81.6	5.6	7

eop - End of Period.

2015 First Three Months vs. 2014 First Three Months

RBHPCG reported net income of $2.3 million in the first three-month period of 2015. This was a decrease of $4.4 million, or 66%, compared to the year-ago period. The decrease in net income reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	$0.8 billion, or 14%, increase in average deposits, primarily due to growth in commercial money market deposits.

The increase in the provision for credit losses from the year-ago period reflected:

•	Enhancements made to the ACL process, partially offset by a $2.4 million, or 73%, decrease in NCOs.

The decrease in noninterest income from the year-ago period reflected:

•

$1.3 million, or 12%, decrease in brokerage income, primarily due to a sales shift from packaged products to fee-based products resulting in lower initial revenue due to a shift from up-front transaction fees to recurring fees.

•	$0.5 million, or 2%, decrease in trust services income, primarily due to a decrease in total assets under management which reflects a decrease in proprietary mutual funds.

The increase in noninterest expense from the year-ago period reflected:

•	$5.0 million, or 42%, increase in other noninterest expense, primarily due to increased allocated product costs and increased personnel costs.

Home Lending

Table 34—Key Performance Indicators for Home Lending

	Three Months Ended March 31,		Change
(dollar amounts in thousands unless otherwise noted)	2015	2014	Amount	Percent
Net interest income	$15,277	$13,028	$2,249	17%
Provision for credit losses	5,342	11,912	(6,570)	(55)
Noninterest income	18,658	20,286	(1,628)	(8)
Noninterest expense	35,789	35,123	666	2
Provision for income taxes	(2,519)	(4,802)	(2,283)	(48)

Net income (loss)	$(4,677)	$(8,919)	$4,242	48

Number of employees (average full-time equivalent)	925	982	(57)	(6)%
Total average assets (in millions)	$3,896	$3,688	$208	6
Total average loans/leases (in millions)	3,358	3,199	159	5
Total average deposits (in millions)	321	257	64	25
Net interest margin	1.67%	1.52%	0.15%	10
NCOs	$1,399	$8,418	$(7,019)	(83)
NCOs as a % of average loans and leases	0.17%	1.05%	(0.88)%	(84)
Return on average common equity	(11.2)	(20.8)	9.6	(46)
Mortgage banking origination volume (in millions)	$980	$657	$323	49

2015 First Three Months vs. 2014 First Three Months

Home Lending reported a net loss of $4.7 million in the first three-month period of 2015 compared to a net loss of $8.9 million in the year-ago period. Home Lending supports the origination and servicing of mortgage loans across all segments. The decrease in net loss reflected a combination of factors described below.

The increase in net interest income from the year-ago period reflected:

•	15 basis point increase in the net interest margin, primarily due to a 9 basis point increase in loan spreads on loans held for sale driven by higher yields.

•	$0.2 billion, or 5%, increase in average loans.

The decrease in provision for credit losses reflected:

•	A $7.0 million, or 83%, decrease in NCOs, partially offset by enhancements made to the ACL estimation process.

The decrease in noninterest income from the year-ago period reflected:

•	$1.7 million, or 9%, decrease in mortgage banking income, primarily related to the net loss on MSR hedging activity, partially offset by the impact of higher origination volume.

The increase in noninterest expense from the year-ago period reflected:

•	$2.8 million, or 15%, increase in personnel costs, primarily due to commission expense related to higher origination volume.

Partially offset by:

•	$2.4 million, or 25%, decrease in other noninterest expense, primarily due to the goodwill impairment realized in the 2014 first quarter.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of collateral that could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected, (2) changes in general economic, political, or industry conditions, uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board, volatility and disruptions in global capital and credit markets, (3) movements in interest rates, (4) competitive pressures on product pricing and services, (5) success, impact, and timing of our business strategies, including market acceptance of any new products or services implementing our “Fair Play” banking philosophy, (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements, (7) extended disruption of vital infrastructure, (8) the final outcome of significant litigation, (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, FDIC, and CFPB, and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2014 Annual Report on Form 10-K and documents subsequently filed by us with the Securities and Exchange Commission.

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

Non-Regulatory Capital Ratios

In addition to capital ratios defined by banking regulators, the Company considers various other measures when evaluating capital utilization and adequacy, including:

•	Tangible common equity to tangible assets,

•	Tier 1 common equity to risk-weighted assets using Basel I definitions, and

•	Tangible common equity to risk-weighted assets using Basel I and Basel III definitions.

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

Risk Factors

Information on risk is discussed in the Risk Factors section included in Item 1A of our 2014 Form 10-K. Additional information regarding risk factors can also be found in the Risk Management and Capital discussion of this report.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of Notes to Consolidated Financial Statements included in our December 31, 2014 Form 10-K, as supplemented by this report, lists significant accounting policies we use in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL, income taxes and deferred tax assets, and fair value measurements of investment securities, goodwill, pension, and other real estate owned. These significant accounting estimates and their related application are discussed in our December 31, 2014 Form 10-K.

Recent Accounting Pronouncements and Developments

Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements discusses new accounting pronouncements adopted during 2015 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1: Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

	2015	2014
(dollar amounts in thousands, except number of shares)	March 31,	December 31,
Assets
Cash and due from banks	$899,876	$1,220,565
Interest-bearing deposits in banks	74,030	64,559
Trading account securities	47,626	42,191
Loans held for sale (includes $478,864 and $354,888 respectively, measured at fair value) (1)	1,620,552	416,327
Available-for-sale and other securities	9,922,399	9,384,670
Held-to-maturity securities	3,336,663	3,379,905
Loans and leases (includes $43,655 and $50,617 respectively, measured at fair value) (1)	47,695,632	47,655,726
Allowance for loan and lease losses	(605,126)	(605,196)

Net loans and leases	47,090,506	47,050,530

Bank owned life insurance	1,725,388	1,718,436
Premises and equipment	607,263	616,407
Goodwill	678,369	522,541
Other intangible assets	72,665	74,671
Accrued income and other assets	1,927,324	1,807,208

Total assets	$68,002,661	$66,298,010

Liabilities and shareholders’ equity
Liabilities
Deposits	$52,832,695	$51,732,151
Short-term borrowings	2,007,236	2,397,101
Long-term debt	5,158,836	4,335,962
Accrued expenses and other liabilities	1,541,940	1,504,626

Total liabilities	61,540,707	59,969,840

Shareholders’ equity
Preferred stock—authorized 6,617,808 shares:
Series A, 8.50% fixed rate, non-cumulative perpetual convertible preferred stock, par value of $0.01, and liquidation value per share of $1,000	362,507	362,507
Series B, floating rate, non-voting, non-cumulative perpetual preferred stock, par value of $0.01, and liquidation value per share of $1,000	23,785	23,785
Common stock	8,102	8,131
Capital surplus	7,185,766	7,221,745
Less treasury shares, at cost	(13,849)	(13,382)
Accumulated other comprehensive loss	(160,832)	(222,292)
Retained (deficit) earnings	(943,525)	(1,052,324)

Total shareholders’ equity	6,461,954	6,328,170

Total liabilities and shareholders’ equity	$68,002,661	$66,298,010

Common shares authorized (par value of $0.01)	1,500,000,000	1,500,000,000
Common shares issued	810,249,377	813,136,321
Common shares outstanding	808,528,243	811,454,676
Treasury shares outstanding	1,721,134	1,681,645
Preferred shares issued	1,967,071	1,967,071
Preferred shares outstanding	398,007	398,007

(1)	Amounts represent loans for which Huntington has elected the fair value option.

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands, except per share amounts)	2015	2014
Interest and fee income:
Loans and leases	$420,614	$402,508
Available-for-sale and other securities
Taxable	47,856	38,456
Tax-exempt	9,287	5,485
Held-to-maturity securities—taxable	20,667	23,320
Other	3,672	2,686

Total interest income	502,096	472,455

Interest expense:
Deposits	19,567	23,938
Short-term borrowings	542	522
Federal Home Loan Bank advances	377	81
Subordinated notes and other long-term debt	13,925	10,408

Total interest expense	34,411	34,949

Net interest income	467,685	437,506
Provision for credit losses	20,591	24,630

Net interest income after provision for credit losses	447,094	412,876

Service charges on deposit accounts	62,220	64,582
Trust services	29,039	29,565
Electronic banking	27,398	23,642
Mortgage banking income	22,961	23,089
Brokerage income	15,500	17,167
Insurance income	15,895	16,496
Bank owned life insurance income	13,025	13,307
Capital markets fees	13,905	9,194
Gain on sale of loans	4,589	3,570
Net gains on sales of securities	—	16,970
Other noninterest income	27,091	30,903

Total noninterest income	231,623	248,485

Personnel costs	264,916	249,477
Outside data processing and other services	50,535	51,490
Net occupancy	31,020	33,433
Equipment	30,249	28,750
Professional services	12,727	12,231
Marketing	12,975	10,686
Deposit and other insurance expense	10,167	13,718
Amortization of intangibles	10,206	9,291
Other noninterest expense	36,062	51,045

Total noninterest expense	458,857	460,121

Income before income taxes	219,860	201,240
Provision for income taxes	54,006	52,097

Net income	165,854	149,143
Dividends on preferred shares	7,965	7,964

Net income applicable to common shares	$157,889	$141,179

Average common shares—basic	809,778	829,659
Average common shares—diluted	823,809	842,677
Per common share:
Net income—basic	$0.19	$0.17
Net income—diluted	0.19	0.17
Cash dividends declared	0.06	0.05
OTTI losses for the periods presented:
Total OTTI losses	$—	$—
Noncredit-related portion of loss recognized in OCI	—	—

Impairment losses recognized in earnings on available-for-sale securities	$—	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Net income	$165,854	$149,143
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale and other securities:
Non-credit-related impairment recoveries on debt securities not expected to be sold	3,390	4,789
Unrealized net gains (losses) on available-for-sale and other securities arising during the period, net of reclassification for net realized gains	38,953	6,953

Total unrealized gains (losses) on available-for-sale and other securities	42,343	11,742
Unrealized gains (losses) on cash flow hedging derivatives	18,214	(57)
Change in accumulated unrealized losses for pension and other post-retirement obligations	903	577

Other comprehensive income (loss), net of tax	61,460	12,262

Comprehensive income	$227,314	$161,405

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred Stock									Accumulated
			Series B							Other	Retained
(All amounts in thousands,	Series A		Floating Rate		Common Stock		Capital	Treasury Stock		Comprehensive	Earnings
except for per share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	(Deficit)	Total
Three Months Ended March 31, 2014
Balance, beginning of period	363	$362,507	35	$23,785	832,217	$8,322	$7,398,515	(1,331)	$(9,643)	$(214,009)	$(1,470,154)	$6,099,323

Cumulative effect of change in accounting principle for low income housing tax credits, net of tax of $65,556											(9,169)	(9,169)

Balance, beginning of period—as adjusted	363	362,507	35	23,785	832,217	8,322	7,398,515	(1,331)	(9,643)	(214,009)	(1,479,323)	6,090,154
Net income											149,143	149,143
Other comprehensive income (loss)										12,262		12,262
Shares issued pursuant to acquisition					8,670	87	91,577					91,664
Shares issued to HIP					276	3	2,594					2,597
Repurchase of common stock					(14,571)	(146)	(135,991)					(136,137)
Cash dividends declared:
Common ($0.05 per share)											(41,377)	(41,377)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($7.35 per share)											(261)	(261)
Recognition of the fair value of share-based compensation							9,418					9,418
Other share-based compensation activity					2,380	24	6,405				(331)	6,098
Other							(494)	113	850		20	376

Balance, end of period	363	$362,507	35	$23,785	828,972	$8,290	$7,372,024	(1,218)	$(8,793)	$(201,747)	$(1,379,832)	$6,176,234

Three Months Ended March 31, 2015
Balance, beginning of period	363	$362,507	35	$23,785	813,136	$8,131	$7,221,745	(1,682)	$(13,382)	$(222,292)	$(1,052,324)	$6,328,170

Net income											165,854	165,854
Other comprehensive income (loss)										61,460		61,460
Repurchases of common stock					(4,949)	(49)	(51,658)					(51,707)
Cash dividends declared:
Common ($0.06 per share)											(48,524)	(48,524)
Preferred Series A ($21.25 per share)											(7,703)	(7,703)
Preferred Series B ($7.38 per share)											(262)	(262)
Recognition of the fair value of share-based compensation							11,095					11,095
Other share-based compensation activity					2,051	20	4,512				(554)	3,978
Other					11	—	72	(39)	(467)		(12)	(407)

Balance, end of period	363	$362,507	35	$23,785	810,249	$8,102	$7,185,766	(1,721)	$(13,849)	$(160,832)	$(943,525)	$6,461,954

See Notes to Unaudited Condensed Consolidated Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Operating activities
Net income	$165,854	$149,143
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	3,000
Provision for credit losses	20,591	24,630
Depreciation and amortization	95,664	82,015
Share-based compensation expense	11,095	9,418
Change in deferred income taxes	(14,467)	(17,054)
Originations of loans held for sale	(843,057)	(461,764)
Principal payments on and proceeds from loans held for sale	653,775	447,907
Gain on sale of loans	(4,589)	(4,890)
Net gain on sales of securities	—	(16,970)
Net change in:
Trading account securities	(5,435)	(4,866)
Accrued income and other assets	(58,226)	(21,970)
Accrued expense and other liabilities	(30,674)	(32,635)
Other, net	(8,788)	—

Net cash provided by (used for) operating activities	(18,257)	155,964

Investing activities
Change in interest bearing deposits in banks	(9,471)	(14,188)
Cash paid for acquisition of a business, net of cash received	(457,836)	(13,452)
Proceeds from:
Maturities and calls of available-for-sale and other securities	397,406	265,286
Maturities of held-to-maturity securities	124,631	100,965
Sales of available-for-sale and other securities	—	1,063,118
Purchases of available-for-sale and other securities	(878,256)	(1,655,751)
Purchases of held-to-maturity securities	(82,557)	—
Net proceeds from sales of loans	89,347	58,847
Net loan and lease activity, excluding sales and purchases	(332,637)	(718,861)
Proceeds from sale of operating lease assets	—	287
Purchases of premises and equipment	(13,094)	(10,613)
Proceeds from sales of other real estate	8,857	6,261
Purchases of loans and leases	(16,474)	(40,121)
Other, net	1,278	1,704

Net cash provided by (used for) investing activities	(1,168,806)	(956,518)

Financing activities
Increase (decrease) in deposits	1,081,204	1,284,940
Increase (decrease) in short-term borrowings	(357,831)	1,161,892
Proceeds from issuance of long-term debt	995,610	500,000
Maturity/redemption of long-term debt	(750,076)	(1,998,699)
Dividends paid on preferred stock	(7,965)	(7,964)
Dividends paid on common stock	(48,738)	(41,146)
Repurchases of common stock	(51,707)	(136,137)
Proceeds from stock options exercised	3,800	3,516
Net proceeds from issuance of common stock	—	2,597
Other, net	2,077	3,687

Net cash provided by (used for) financing activities	866,374	772,686

Increase (decrease) in cash and cash equivalents	(320,689)	(27,868)
Cash and cash equivalents at beginning of period	1,220,565	1,001,132

Cash and cash equivalents at end of period	$899,876	$973,264

Supplemental disclosures:
Income taxes paid (refunded)	$353	$114
Interest paid	26,672	35,341
Non-cash activities
Loans transferred to held-for-sale from portfolio	1,091,451	—
Loans transferred to portfolio from held-for-sale	1,257	46,619
Transfer of loans to OREO	6,575	—
Dividends accrued, paid in subsequent quarter	54,049	48,019

See Notes to Unaudited Condensed Consolidated Financial Statements.

Huntington Bancshares Incorporated

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying Unaudited Condensed Consolidated Financial Statements of Huntington reflect all adjustments consisting of normal recurring accruals which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Unaudited Condensed Consolidated Financial Statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2014 Form 10-K, which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

2. ACCOUNTING STANDARDS UPDATE

ASU 2014-04—Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendment did not have a material to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-09—Revenue from Contracts with Customers (Topic 606): The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB is currently considering a one-year deferral for implementation of this new guidance. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-11—Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement, as well as additional required disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The amendments did not have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2014-14—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments were effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The amendments did not have a material impact to Huntington’s Unaudited Condensed Consolidated Financial Statements.

ASU 2015-02—Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The amendment applies to entities in all industries and provides a new scope exception for registered money market funds and similar unregistered money market funds. It also makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity accounting guidance. The amendments are effective for annual periods beginning after December 15, 2015. Management is currently assessing the impact to Huntington’s Unaudited Condensed Consolidated Financial Statements

ASU 2015-03—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU was issued to simplify presentation of debt issuance costs. The amendments in this ASU require debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Huntington has elected early adoption. The amendment did not have a material impact on Huntington’s Unaudited Condensed Consolidated Financial Statements.

3. LOANS / LEASES AND ALLOWANCE FOR CREDIT LOSSES

Loans and leases for which Huntington has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the Unaudited Condensed Consolidated Balance Sheets as loans and leases. Except for loans which are accounted for at fair value, loans and leases are carried at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income. At March 31, 2015, and December 31, 2014, the aggregate amount of these net unamortized deferred loan origination fees and net unearned income was $166.1 million and $178.7 million, respectively.

Loan and Lease Portfolio Composition

The following table provides a detailed listing of Huntington’s loan and lease portfolio at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Loans and leases:
Commercial and industrial	$20,108,742	$19,033,146
Commercial real estate	5,067,024	5,197,403
Automobile	7,802,542	8,689,902
Home equity	8,492,460	8,490,915
Residential mortgage	5,794,707	5,830,609
Other consumer	430,157	413,751

Loans and leases	47,695,632	47,655,726

Allowance for loan and lease losses	(605,126)	(605,196)

Net loans and leases	$47,090,506	$47,050,530

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

Macquarie acquisition

On March 31, 2015, Huntington completed its acquisition of Michigan-based Macquarie. Lease receivables with a fair value of $838.6 million, including a lease residual value of approximately $200 million, were transferred to Huntington. These leases were recorded at fair value. The fair values for the leases were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3), and reflected an estimate of credit and other risk associated with the leases.

Camco Financial acquisition

On March 1, 2014, Huntington completed its acquisition of Camco Financial. Loans with a fair value of $559.4 million were transferred to Huntington.

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

The following table presents a rollforward of the accretable yield for purchased credit impaired loans by acquisition for the three-month and three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(dollar amounts in thousands)	2015	2014
Fidelity Bank
Balance, beginning of period	$19,388	$27,995
Accretion	(2,874)	(4,004)
Reclassification from nonaccretable difference	3,677	767

Balance, end of period	$20,191	$24,758

Camco Financial
Balance, beginning of period	$824	$—
Impact of acquisition/purchase on March 1, 2014	—	143
Accretion	(336)	(9)
Reclassification from nonaccretable difference	391	—

Balance, end of period	$879	$134

The allowance for loan losses recorded on the purchased credit-impaired loan portfolio at March 31, 2015 and December 31, 2014 was $2.4 million and $4.1 million, respectively. The following table reflects the ending and unpaid balances of all contractually required payments and carrying amounts of the acquired loans by acquisition at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Balance	Ending Balance	Unpaid Balance
Fidelity Bank
Commercial and industrial	$20,522	$31,120	$22,405	$33,622
Commercial real estate	33,547	81,590	36,663	87,250
Residential mortgage	2,168	3,053	1,912	3,096
Other consumer	51	119	51	123

Total	$56,288	$115,882	$61,031	$124,091

Camco Financial
Commercial and industrial	$856	$1,674	$823	$1,685
Commercial real estate	1,797	2,624	1,708	3,826

Total	$2,653	$4,298	$2,531	$5,511

Loan Purchases and Sales

The following table summarizes portfolio loan purchase and sale activity for the three-month periods ended March 31, 2015 and 2014. The table below excludes mortgage loans originated for sale.

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile		Home Equity	Residential Mortgage	Other Consumer	Total
Portfolio loans and leases purchased during the:
Three-month period ended March 31, 2015	$12,591	$—	$—		$—	$31,634	$—	$44,225
Three-month period ended March 31, 2014	$40,121	$—	$—		$—	$—	$—	$40,121
Portfolio loans and leases sold or transferred to loans held for sale during the:
Three-month period ended March 31, 2015	$85,700	$—	$1,061,859	(1)	$—	$—	$—	$1,147,559
Three-month period ended March 31, 2014	$54,258	$39	$—		$—	$—	$—	$54,297

(1)	Reflects the transfer of approximately $1.0 billion in automobile loans to loans held-for-sale at March 31, 2015.

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

The following table presents NALs by loan class at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Commercial and industrial:
Owner occupied	$43,540	$41,285
Other commercial and industrial	89,823	30,689

Total commercial and industrial	$133,363	$71,974
Commercial real estate:
Retail properties	$25,863	$21,385
Multi family	7,107	9,743
Office	7,193	7,707
Industrial and warehouse	2,195	3,928
Other commercial real estate	6,905	5,760

Total commercial real estate	$49,263	$48,523
Automobile	$4,448	$4,623
Home equity:
Secured by first-lien	$44,101	$46,938
Secured by junior-lien	35,145	31,622

Total home equity	$79,246	$78,560
Residential mortgage	$98,093	$96,564
Other consumer	$—	$—

Total nonaccrual loans	$364,413	$300,244

The following table presents an aging analysis of loans and leases, including past due loans, by loan class at March 31, 2015 and December 31, 2014: (1)

March 31, 2015
	Past Due					Total Loans and Leases	90 or more days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current		and accruing
Commercial and industrial:
Owner occupied	$8,174	$3,016	$16,749	$27,939	$4,161,964	$4,189,903	$—
Purchased credit-impaired	879	10	3,861	4,750	16,628	21,378	3,861	(3)
Other commercial and industrial	25,176	2,315	11,427	38,918	15,858,543	15,897,461	2,074	(2)

Total commercial and industrial	$34,229	$5,341	$32,037	$71,607	$20,037,135	$20,108,742	$5,935
Commercial real estate:
Retail properties	$126	$23	$10,497	$10,646	$1,345,248	$1,355,894	$—
Multi family	1,068	630	4,063	5,761	1,023,952	1,029,713	—
Office	780	405	1,240	2,425	945,988	948,413	—
Industrial and warehouse	616	15	1,503	2,134	513,087	515,221	—
Purchased credit-impaired	1,318	409	16,351	18,078	17,266	35,344	16,351	(3)
Other commercial real estate	384	117	5,249	5,750	1,176,689	1,182,439	—

Total commercial real estate	$4,292	$1,599	$38,903	$44,794	$5,022,230	$5,067,024	$16,351
Automobile	$43,061	$6,971	$4,910	$54,942	$7,747,600	$7,802,542	$4,746
Home equity:
Secured by first-lien	$14,382	$6,352	$31,197	$51,931	$5,102,806	$5,154,737	$4,367
Secured by junior-lien	19,414	10,463	7,033	36,910	3,300,813	3,337,723	6,765

Total home equity	$33,796	$16,815	$38,230	$88,841	$8,403,619	$8,492,460	$11,132
Residential mortgage:
Residential mortgage	$92,277	$37,179	$126,469	$255,925	$5,536,614	$5,792,539	$74,044
Purchased credit-impaired	—	—	—	—	2,168	2,168	—

Total residential mortgage	$92,277	$37,179	$126,469	$255,925	$5,538,782	$5,794,707	$74,044	(4)
Other consumer:
Other consumer	$4,255	$1,032	$728	$6,015	$424,091	$430,106	$727
Purchased credit-impaired	—	—	—	—	51	51	—

Total other consumer	$4,255	$1,032	$728	$6,015	$424,142	$430,157	$727
Total loans and leases	$211,910	$68,937	$241,277	$522,124	$47,173,508	$47,695,632	$112,935

December 31, 2014
							90 or more
	Past Due					Total Loans	days past due
(dollar amounts in thousands)	30-59 Days	60-89 Days	90 or more days	Total	Current	and Leases	and accruing
Commercial and industrial:
Owner occupied	$5,232	$2,981	$18,222	$26,435	$4,228,440	$4,254,875	$—
Purchased credit-impaired	846	—	4,937	5,783	17,445	23,228	4,937
Other commercial and industrial	15,330	1,536	9,101	25,967	14,729,076	14,755,043	—

Total commercial and industrial	$21,408	$4,517	$32,260	$58,185	$18,974,961	$19,033,146	$4,937	(3)
Commercial real estate:
Retail properties	$7,866	$—	$4,021	$11,887	$1,345,859	$1,357,746	$—
Multi family	1,517	312	3,337	5,166	1,085,250	1,090,416	—
Office	464	1,167	4,415	6,046	974,257	980,303	—
Industrial and warehouse	688	—	2,649	3,337	510,064	513,401	—
Purchased credit-impaired	89	289	18,793	19,171	19,200	38,371	18,793
Other commercial real estate	847	1,281	3,966	6,094	1,211,072	1,217,166	—

Total commercial real estate	$11,471	$3,049	$37,181	$51,701	$5,145,702	$5,197,403	$18,793	(3)
Automobile	$56,272	$10,427	$5,963	$72,662	$8,617,240	$8,689,902	$5,703
Home equity
Secured by first-lien	$15,036	$8,085	$33,014	$56,135	$5,072,669	$5,128,804	$4,471
Secured by junior-lien	22,473	12,297	33,406	68,176	3,293,935	3,362,111	7,688

Total home equity	$37,509	$20,382	$66,420	$124,311	$8,366,604	$8,490,915	$12,159
Residential mortgage
Residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,544,607	$5,828,697	$88,052
Purchased credit-impaired	—	—	—	—	1,912	1,912	—

Total residential mortgage	$102,702	$42,009	$139,379	$284,090	$5,546,519	$5,830,609	$88,052	(5)
Other consumer
Other consumer	$5,491	$1,086	$837	$7,414	$406,286	$413,700	$837
Purchased credit-impaired	—	—	—	—	51	51	—

Total other consumer	$5,491	$1,086	$837	$7,414	$406,337	$413,751	$837
Total loans and leases	$234,853	$81,470	$282,040	$598,363	$47,057,363	$47,655,726	$130,481

(1)	NALs are included in this aging analysis based on the loan’s past due status.
(2)	Amounts include leases acquired with the acquisition of Macquarie at March 31, 2015.
(3)	Amounts represent accruing purchased impaired loans related to acquisitions. Under the applicable accounting guidance (ASC 310-30), the loans were recorded at fair value upon acquisition and remain in accruing status.
(4)	Includes $53,010 thousand guaranteed by the U.S. government.
(5)	Includes $55,012 thousand guaranteed by the U.S. government.

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

In the case of more homogeneous portfolios, such as automobile loans, home equity loans, and residential mortgage loans, the determination of the transaction reserve also incorporates PD and LGD factors. The estimate of loss is based on pools of loans and leases with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis for understanding the borrower’s past and current payment performance, and this information is used to estimate expected losses over the emergence period. The performance of first-lien loans ahead of our junior-lien loans is available to use as part of our updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as required. Models utilized in the ALLL estimation process are subject to the Company’s model validation policies.

The general reserve consists of our risk-profile reserve components, which includes items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

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

During the 2015 first quarter, we reviewed our existing commercial and consumer credit models and enhanced certain processes and methods of ACL estimation. During this review, we analyzed the loss emergence periods used for consumer receivables collectively evaluated for impairment and, as a result, extended our loss emergence periods for products within these portfolios. As part of these enhancements to our credit reserve process, we evaluated the methods used to separately estimate economic risks inherent in our portfolios and decided to no longer utilize these separate estimation techniques. Economic risks are incorporated in our loss estimates elsewhere in our reserve calculation. The enhancements made to our credit reserve processes during the quarter allow for increased segmentation and analysis of the estimated incurred losses within our loan portfolios. The net ACL impact of these enhancements was immaterial.

The following table presents ALLL and AULC activity by portfolio segment for the three-month periods ended March 31, 2015 and 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2015:
ALLL balance, beginning of period	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196
Loan charge-offs	(24,612)	(2,013)	(8,103)	(8,586)	(4,863)	(6,898)	(55,075)
Recoveries of loans previously charged-off	13,209	6,025	3,855	3,961	2,047	1,546	30,643
Provision (reduction in allowance) for loan and lease losses	8,981	(6,099)	10,200	18,492	10,985	(15,904)	26,655
Allowance for loans sold or transferred to loans held for sale	—	—	(2,293)	—	—	—	(2,293)

ALLL balance, end of period	$284,573	$100,752	$37,125	$110,280	$55,380	$17,016	$605,126

AULC balance, beginning of period	$48,988	$6,041	$—	$1,924	$8	$3,845	$60,806
Provision for unfunded loan commitments and letters of credit	(6,673)	(510)	—	715	1	403	(6,064)

AULC balance, end of period	$42,315	$5,531	$—	$2,639	$9	$4,248	$54,742

ACL balance, end of period	$326,888	$106,283	$37,125	$112,919	$55,389	$21,264	$659,868

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
Three-month period ended March 31, 2014:
ALLL balance, beginning of period	$265,801	$162,557	$31,053	$111,131	$39,577	$37,751	$647,870
Loan charge-offs	(16,337)	(10,110)	(8,044)	(21,059)	(8,986)	(8,475)	(73,011)
Recoveries of loans previously charged-off	7,731	11,097	3,402	5,372	1,127	1,296	30,025
Provision for loan and lease losses	9,784	(3,238)	(1,233)	17,733	7,350	(2,235)	28,161
Allowance for loans sold or transferred to loans held for sale	—	—	—	—	—	(1,127)	(1,127)

ALLL balance, end of period	$266,979	$160,306	$25,178	$113,177	$39,068	$27,210	$631,918

AULC balance, beginning of period	$49,596	$9,891	$—	$1,763	$9	$1,640	$62,899
Provision for unfunded loan commitments and letters of credit	(3,280)	(764)	—	28	(1)	486	(3,531)

AULC balance, end of period	$46,316	$9,127	$—	$1,791	$8	$2,126	$59,368

ACL balance, end of period	$313,295	$169,433	$25,178	$114,968	$39,076	$29,336	$691,286

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

The following table presents each loan and lease class by credit quality indicator at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,863,529	$140,076	$183,947	$2,351	$4,189,903
Purchased credit-impaired	3,863	679	16,646	190	21,378
Other commercial and industrial	15,036,890	358,359	499,354	2,858	15,897,461

Total commercial and industrial	$18,904,282	$499,114	$699,947	$5,399	$20,108,742
Commercial real estate:
Retail properties	$1,282,684	$8,824	$63,828	$558	$1,355,894
Multi family	987,543	11,143	29,525	1,502	1,029,713
Office	847,635	50,513	48,210	2,055	948,413
Industrial and warehouse	498,941	277	15,720	283	515,221
Purchased credit-impaired	6,404	854	26,291	1,795	35,344
Other commercial real estate	1,138,062	7,387	35,956	1,034	1,182,439

Total commercial real estate	$4,761,269	$78,998	$219,530	$7,227	$5,067,024

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$3,535,817	$2,985,426	$1,062,789	$218,510	$7,802,542
Home equity:
Secured by first-lien	$3,314,292	$1,461,774	$290,562	$88,109	$5,154,737
Secured by junior-lien	1,834,445	1,091,570	364,519	47,189	3,337,723

Total home equity	$5,148,737	$2,553,344	$655,081	$135,298	$8,492,460
Residential mortgage:
Residential mortgage	$3,368,487	$1,740,335	$639,632	$44,085	$5,792,539
Purchased credit-impaired	636	1,219	313	—	2,168

Total residential mortgage	$3,369,123	$1,741,554	$639,945	$44,085	$5,794,707
Other consumer:
Other consumer	$196,239	$196,102	$29,047	$8,718	$430,106
Purchased credit-impaired	—	51	—	—	51

Total other consumer	$196,239	$196,153	$29,047	$8,718	$430,157

	December 31, 2014
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial and industrial:
Owner occupied	$3,959,046	$117,637	$175,767	$2,425	$4,254,875
Purchased credit-impaired	3,915	741	14,901	3,671	23,228
Other commercial and industrial	13,925,334	386,666	440,036	3,007	14,755,043

Total commercial and industrial	$17,888,295	$505,044	$630,704	$9,103	$19,033,146
Commercial real estate:
Retail properties	$1,279,064	$10,204	$67,911	$567	$1,357,746
Multi family	1,044,521	12,608	32,322	965	1,090,416
Office	902,474	33,107	42,578	2,144	980,303
Industrial and warehouse	487,454	7,877	17,781	289	513,401
Purchased credit-impaired	6,914	803	25,460	5,194	38,371
Other commercial real estate	1,166,293	9,635	40,019	1,219	1,217,166

Total commercial real estate	$4,886,720	$74,234	$226,071	$10,378	$5,197,403

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other (2)	Total
Automobile	$4,165,811	$3,249,141	$1,028,381	$246,569	$8,689,902
Home equity:
Secured by first-lien	$3,255,088	$1,426,191	$283,152	$164,373	$5,128,804
Secured by junior-lien	1,832,663	1,095,332	348,825	85,291	3,362,111

Total home equity	$5,087,751	$2,521,523	$631,977	$249,664	$8,490,915
Residential mortgage
Residential mortgage	$3,285,310	$1,785,137	$666,562	$91,688	$5,828,697
Purchased credit-impaired	594	1,135	183	—	1,912

Total residential mortgage	$3,285,904	$1,786,272	$666,745	$91,688	$5,830,609
Other consumer
Other consumer	$195,128	$187,781	$30,582	$209	$413,700
Purchased credit-impaired	—	51	—	—	51

Total other consumer	$195,128	$187,832	$30,582	$209	$413,751

(1)	Reflects currently updated customer credit scores.
(2)	Reflects deferred fees and costs, loans in process, loans to legal entities, etc.

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

The following tables present the balance of the ALLL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan and lease balance at March 31, 2015 and December 31, 2014:

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at March 31, 2015:
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$2,103	$—	$—	$—	$7	$259	$2,369
Attributable to loans individually evaluated for impairment	18,475	21,175	1,588	29,921	13,596	107	84,862
Attributable to loans collectively evaluated for impairment	263,995	79,577	35,537	80,359	41,777	16,650	517,895

Total ALLL balance	$284,573	$100,752	$37,125	$110,280	$55,380	$17,016	$605,126

Loan and Lease Ending Balances at March 31, 2015:
Portion of loan and lease ending balance:
Attributable to purchased credit-impaired loans	$21,378	$35,344	$—	$—	$2,168	$51	$58,941
Individually evaluated for impairment	320,088	205,452	30,159	323,416	373,709	5,045	1,257,869
Collectively evaluated for impairment	19,767,276	4,826,228	7,772,383	8,169,044	5,418,830	425,061	46,378,822

Total loans and leases evaluated for impairment	$20,108,742	$5,067,024	$7,802,542	$8,492,460	$5,794,707	$430,157	$47,695,632

(dollar amounts in thousands)	Commercial and Industrial	Commercial Real Estate	Automobile	Home Equity	Residential Mortgage	Other Consumer	Total
ALLL at December 31, 2014
Portion of ALLL balance:
Attributable to purchased credit-impaired loans	$3,846	$—	$—	$—	$8	$245	$4,099
Attributable to loans individually evaluated for impairment	11,049	18,887	1,531	26,027	16,535	214	74,243
Attributable to loans collectively evaluated for impairment	272,100	83,952	31,935	70,386	30,668	37,813	526,854

Total ALLL balance:	$286,995	$102,839	$33,466	$96,413	$47,211	$38,272	$605,196

Loan and Lease Ending Balances at December 31, 2014
Portion of loan and lease ending balances:
Attributable to purchased credit-impaired loans	$23,228	$38,371	$—	$—	$1,912	$51	$63,562
Individually evaluated for impairment	216,993	217,262	30,612	310,446	369,577	4,088	1,148,978
Collectively evaluated for impairment	18,792,925	4,941,770	8,659,290	8,180,469	5,459,120	409,612	46,443,186

Total loans and leases evaluated for impairment	$19,033,146	$5,197,403	$8,689,902	$8,490,915	$5,830,609	$413,751	$47,655,726

The following tables present by class the ending, unpaid principal balance, and the related ALLL, along with the average balance and interest income recognized only for loans and leases individually evaluated for impairment and purchased credit-impaired loans: (1), (2)

	March 31, 2015			Three Months Ended March 31, 2015
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$9,893	$10,551	$—	$12,264	$74
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	73,861	91,609	—	41,552	338

Total commercial and industrial	$83,754	$102,160	$—	$53,816	$412
Commercial real estate:
Retail properties	$49,892	$79,980	$—	$57,556	$496
Multi family	—	—	—	—	—
Office	2,793	5,967	—	1,680	31
Industrial and warehouse	—	—	—	526	7
Purchased credit-impaired	35,344	84,214	—	36,857	1,925
Other commercial real estate	1,484	2,119	—	4,354	46

Total commercial real estate	$89,513	$172,280	$—	$100,973	$2,505
Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$62,926	$76,673	$4,642	$50,705	$440
Purchased credit-impaired	21,378	32,794	2,103	22,303	1,164
Other commercial and industrial	173,408	192,178	13,833	148,098	1,036

Total commercial and industrial	$257,712	$301,645	$20,578	$221,106	$2,640
Commercial real estate: (4)
Retail properties	$47,628	$51,976	$6,681	$40,572	$363
Multi family	16,173	22,365	2,506	15,625	170
Office	48,423	53,794	7,524	50,628	563
Industrial and warehouse	7,167	10,764	543	7,949	82
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	31,892	38,911	3,921	29,605	354

Total commercial real estate	$151,283	$177,810	$21,175	$144,379	$1,532
Automobile	$30,159	$30,328	$1,588	$30,385	$561
Home equity:
Secured by first-lien	$147,524	$153,314	$10,635	$146,545	$1,584
Secured by junior-lien	175,892	209,537	19,286	170,386	1,985

Total home equity	$323,416	$362,851	$29,921	$316,931	$3,569
Residential mortgage (6):
Residential mortgage	$373,709	$418,661	$13,596	$371,643	$3,122
Purchased credit-impaired	2,168	3,053	7	2,040	3

Total residential mortgage	$375,877	$421,714	$13,603	$373,683	$3,125
Other consumer:
Other consumer	$5,045	$5,045	$107	$4,566	$62
Purchased credit-impaired	51	118	259	51	118

Total other consumer	$5,096	$5,163	$366	$4,617	$180

	December 31, 2014			Three Months Ended March 31, 2014
(dollar amounts in thousands)	Ending Balance	Unpaid Principal Balance (5)	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Owner occupied	$13,536	$13,536	$—	$4,906	$49
Purchased credit-impaired	—	—	—	—	—
Other commercial and industrial	24,309	26,858	—	7,610	97

Total commercial and industrial	$37,845	$40,394	$—	$12,516	$146
Commercial real estate:
Retail properties	$61,915	$91,627	$—	$54,290	$605
Multi family	—	—	—	—	—
Office	1,130	3,574	—	6,406	189
Industrial and warehouse	3,447	3,506	—	9,087	108
Purchased credit-impaired	38,371	91,075	—	79,396	2,666
Other commercial real estate	6,608	6,815	—	5,827	57

Total commercial real estate	$111,471	$196,597	$—	$155,006	$3,625
Automobile	$—	$—	$—	$—	$—
Home equity:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—

Total home equity	$—	$—	$—	$—	$—
Residential mortgage:
Residential mortgage	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total residential mortgage	$—	$—	$—	$—	$—
Other consumer
Other consumer	$—	$—	$—	$—	$—
Purchased credit-impaired	—	—	—	—	—

Total other consumer	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial and industrial: (3)
Owner occupied	$44,869	$53,639	$4,220	$39,229	$399
Purchased credit-impaired	23,228	35,307	3,846	35,961	1,265
Other commercial and industrial	134,279	162,908	6,829	51,532	592

Total commercial and industrial	$202,376	$251,854	$14,895	$126,722	$2,256
Commercial real estate: (4)
Retail properties	$37,081	$38,397	$3,536	$68,637	$577
Multi family	17,277	23,725	2,339	14,739	152
Office	52,953	56,268	8,399	51,189	536
Industrial and warehouse	8,888	10,396	720	9,196	48
Purchased credit-impaired	—	—	—	—	—
Other commercial real estate	27,963	33,472	3,893	44,090	474

Total commercial real estate	$144,162	$162,258	$18,887	$187,851	$1,787
Automobile	$30,612	$32,483	$1,531	$35,076	$683
Home equity:
Secured by first-lien	$145,566	$157,978	$8,296	$112,420	$1,239
Secured by junior-lien	164,880	208,118	17,731	103,589	1,314

Total home equity	$310,446	$366,096	$26,027	$216,009	$2,553
Residential mortgage (6):
Residential mortgage	$369,577	$415,280	$16,535	$378,287	$2,864
Purchased credit-impaired	1,912	3,096	8	2,378	78

Total residential mortgage	$371,489	$418,376	$16,543	$380,665	$2,942
Other consumer:
Other consumer	$4,088	$4,209	$214	$1,444	$33
Purchased credit-impaired	51	123	245	128	4

Total other consumer	$4,139	$4,332	$459	$1,572	$37

(1)	These tables do not include loans fully charged-off.
(2)	All automobile, home equity, residential mortgage, and other consumer impaired loans included in these tables are considered impaired due to their status as a TDR.
(3)	At March 31, 2015, $70,957 thousand of the $257,712 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $62,737 thousand of the $202,376 thousand commercial and industrial loans with an allowance recorded were considered impaired due to their status as a TDR.
(4)	At March 31, 2015, $29,126 thousand of the $151,283 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2014, $27,423 thousand of the $144,162 thousand commercial real estate loans with an allowance recorded were considered impaired due to their status as a TDR.
(5)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(6)	At March 31, 2015, $31,238 thousand of the $375,877 thousand residential mortgages loans with an allowance recorded were guaranteed by the U.S. government. At December 31, 2014, $24,470 thousand of the $371,489 thousand residential mortgage loans with an allowance recorded were guaranteed by the U.S. government.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and three-month periods ended March 31, 2015 and 2014, was not significant.

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

The following tables present by class and by the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2015 and 2014:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1)
	March 31, 2015			March 31, 2014
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)	Number of Contracts	Post-modification Outstanding Ending Balance	Financial effects of modification (2)
C&I—Owner occupied:
Interest rate reduction	1	$46	$(1)	6	$924	$(1)
Amortization or maturity date change	46	10,461	(174)	18	4,609	4
Other	3	613	(29)	2	840	(1)

Total C&I—Owner occupied	50	$11,120	$(204)	26	$6,373	$2
C&I—Other commercial and industrial:
Interest rate reduction	1	$30	$—	10	$27,994	$(147)
Amortization or maturity date change	117	80,376	814	54	32,600	937
Other	5	28,388	(430)	4	4,366	23

Total C&I—Other commercial and industrial	123	$108,794	$384	68	$64,960	$813
CRE—Retail properties:
Interest rate reduction	1	$1,657	$(11)	3	$11,105	$421
Amortization or maturity date change	11	4,577	(199)	5	12,238	52
Other	—	—	—	6	9,897	(91)

Total CRE—Retail properties	12	$6,234	$(210)	14	$33,240	$382
CRE—Multi family:
Interest rate reduction	—	$—	$—	10	$645	$—
Amortization or maturity date change	19	5,045	(1)	4	203	(1)
Other	—	—	—	2	323	—

Total CRE—Multi family	19	$5,045	$(1)	16	$1,171	$(1)
CRE—Office:
Interest rate reduction	—	$—	$—	2	$120	$(1)
Amortization or maturity date change	5	26,085	(31)	4	3,132	—
Other	—	—	—	1	10,784	—

Total CRE—Office	5	$26,085	$(31)	7	$14,036	$(1)
CRE—Industrial and warehouse:
Interest rate reduction	—	$—	$—	2	$4,046	$—
Amortization or maturity date change	1	226	—	3	1,173	(4)
Other	—	—	—	1	977	—

Total CRE—Industrial and Warehouse	1	$226	$—	6	$6,196	$(4)

CRE—Other commercial real estate:
Interest rate reduction	—	$—	$—	4	$4,304	$7
Amortization or maturity date change	7	3,659	10	21	46,536	126
Other	1	152	—	2	928	(1)

Total CRE—Other commercial real estate	8	$3,811	$10	27	$51,768	$132
Automobile:
Interest rate reduction	13	$19	$1	1	$2	$—
Amortization or maturity date change	496	3,352	158	206	1,349	(7)
Chapter 7 bankruptcy	144	1,223	100	180	1,361	(26)
Other	—	—	—	—	—	—

Total Automobile	653	$4,594	$259	387	$2,712	$(33)
Residential mortgage:
Interest rate reduction	5	$476	$(4)	8	$788	$18
Amortization or maturity date change	123	13,858	(121)	68	8,018	103
Chapter 7 bankruptcy	34	4,176	(124)	85	9,007	282
Other	6	708	—	1	105	—

Total Residential mortgage	168	$19,218	$(249)	162	$17,918	$403
First-lien home equity:
Interest rate reduction	10	$1,419	$26	50	$3,808	$191
Amortization or maturity date change	49	3,611	(303)	40	2,590	(426)
Chapter 7 bankruptcy	26	1,585	80	21	1,389	3
Other	—	—	—	—	—	—

Total First-lien home equity	85	$6,615	$(197)	111	$7,787	$(232)
Junior-lien home equity:
Interest rate reduction	4	$251	$15	87	$2,867	$(50)
Amortization or maturity date change	347	16,507	(2,936)	241	9,660	(1,852)
Chapter 7 bankruptcy	51	775	887	59	925	536
Other	—	—	—	—	—	—

Total Junior-lien home equity	402	$17,533	$(2,034)	387	$13,452	$(1,366)
Other consumer:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	4	95	4	4	20	—
Chapter 7 bankruptcy	2	6	1	3	23	(1)
Other	—	—	—	—	—	—

Total Other consumer	6	$101	$5	7	$43	$(1)
Total new troubled debt restructurings	1,532	$209,376	$(2,268)	1,218	$219,656	$94

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan and lease losses as a result of the modification.

Any loan within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs that have defaulted within one year of modification during the three-month periods ended March 31, 2015 and 2014:

	Troubled Debt Restructurings That Have Redefaulted (1)
	Within One Year Of Modification During The Three Months Ended
	March 31, 2015		March 31, 2014
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
C&I—Owner occupied:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	149	—	—
Other	—	—	1	230

Total C&I—Owner occupied	1	$149	1	$230
C&I—Other commercial and industrial:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	114	4	324
Other	—	—	—	—

Total C&I—Other commercial and industrial	2	$114	4	$324
CRE—Retail Properties:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	1	6,482	—	—

Total CRE—Retail properties	1	$6,482	—	$—
CRE—Multi family:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	3	769	—	—

Total CRE—Multi family	3	$769	—	$—
CRE—Office:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	1	996	—	—

Total CRE—Office	1	$996	—	$—
CRE—Industrial and Warehouse:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Other	—	—	—	—

Total CRE—Industrial and Warehouse	—	$—	—	$—
CRE—Other commercial real estate:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	561
Other	—	—	—	—

Total CRE—Other commercial real estate	—	$—	1	$561

Automobile:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	6	110	19	104
Chapter 7 bankruptcy	7	50	13	70
Other	—	—	—	—

Total Automobile	13	$160	32	$174
Residential mortgage:
Interest rate reduction	1	$61	2	$—
Amortization or maturity date change	16	1,776	29	3
Chapter 7 bankruptcy	2	250	15	2
Other	—	—	—	—

Total Residential mortgage	19	$2,087	46	$5
First-lien home equity:
Interest rate reduction	1	$155	1	$113
Amortization or maturity date change	2	78	4	615
Chapter 7 bankruptcy	19	1,723	3	201
Other	—	—	—	—

Total First-lien home equity	22	$1,956	8	$929
Junior-lien home equity:
Interest rate reduction	1	$37	—	$—
Amortization or maturity date change	12	459	6	330
Chapter 7 bankruptcy	9	214	16	570
Other	—	—	—	—

Total Junior-lien home equity	22	$710	22	$900
Other consumer:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—

Total Other consumer	—	$—	—	$—
Total troubled debt restructurings with subsequent redefault	84	$13,423	114	$3,123

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan within any portfolio or class. Any loan may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

Pledged Loans and Leases

At March 31, 2015, the Bank has access to the Federal Reserve’s discount window and advances from the FHLB – Cincinnati. As of March 31, 2015, these borrowings and advances are secured by $18.4 billion of loans and securities.

On March 31, 2015, Huntington completed its acquisition Macquarie. Huntington assumed $254.8 million of debt associated with two securitizations. The debt is secured by $297.6 million of leases held by the trusts.

4. AVAILABLE-FOR-SALE AND OTHER SECURITIES

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of available-for-sale and other securities at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollar amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury:
Under 1 year	$5,835	$5,835	$—	$—
1-5 years	5,440	5,520	5,435	5,452
6-10 years	—	—	—	—
Over 10 years	—	—	—	—

Total U.S. Treasury	11,275	11,355	5,435	5,452

Federal agencies: mortgage-backed securities:
Under 1 year	36,620	36,734	47,023	47,190
1-5 years	209,862	214,102	216,775	221,078
6-10 years	180,422	183,552	184,576	186,938
Over 10 years	5,263,901	5,349,284	4,825,525	4,867,495

Total Federal agencies: mortgage-backed securities	5,690,805	5,783,672	5,273,899	5,322,701

Other agencies:
Under 1 year	32,248	32,328	33,047	33,237
1-5 years	9,071	9,555	9,122	9,575
6-10 years	119,696	122,886	103,530	105,019
Over 10 years	181,131	185,646	204,016	203,712

Total other agencies	342,146	350,415	349,715	351,543

Total U.S. Treasury, Federal agency, and other agency securities	6,044,226	6,145,442	5,629,049	5,679,696

Municipal securities:
Under 1 year	277,551	271,172	256,399	255,835
1-5 years	322,135	326,618	269,385	274,003
6-10 years	996,655	1,004,624	938,780	945,954
Over 10 years	445,189	463,791	376,747	392,777

Total municipal securities	2,041,530	2,066,205	1,841,311	1,868,569

Private-label CMO:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	1,195	1,245	1,314	1,371
Over 10 years	40,847	39,009	42,416	40,555

Total private-label CMO	42,042	40,254	43,730	41,926

Asset-backed securities:
Under 1 year	—	—	—	—
1-5 years	165,319	166,277	228,852	229,364
6-10 years	123,591	124,807	144,163	144,193
Over 10 years	589,189	540,999	641,984	582,441

Total asset-backed securities	878,099	832,083	1,014,999	955,998

Corporate debt:
Under 1 year	38,801	39,075	18,767	18,953
1-5 years	313,507	324,116	314,773	323,503
6-10 years	125,689	126,429	145,611	143,720
Over 10 years	—	—	—	—

Total corporate debt	477,997	489,620	479,151	486,176

Other:
Under 1 year	—	—	250	250
1-5 years	3,950	3,906	3,150	3,066
6-10 years	—	—	—	—
Over 10 years	—	—	—	—
Non-marketable equity securities	331,770	331,771	331,559	331,559
Mutual funds	11,830	11,843	16,151	16,161
Marketable equity securities	536	1,275	536	1,269

Total other	348,086	348,795	351,646	352,305

Total available-for-sale and other securities	$9,831,980	$9,922,399	$9,359,886	$9,384,670

Non-marketable equity securities at March 31, 2015 and December 31, 2014 include $157.0 million of stock issued by the FHLB of Cincinnati, and $174.7 million and $174.5 million, respectively, of Federal Reserve Bank stock. Non-marketable equity securities are recorded at amortized cost.

The following tables provide amortized cost, fair value, and gross unrealized gains and losses recognized in OCI by investment category at March 31, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2015
U.S. Treasury	$11,275	$80	$—	$11,355
Federal agencies:
Mortgage-backed securities	5,690,805	100,113	(7,246)	5,783,672
Other agencies	342,146	8,270	(1)	350,415

Total U.S. Treasury, Federal agency securities	6,044,226	108,463	(7,247)	6,145,442
Municipal securities	2,041,530	40,512	(15,837)	2,066,205
Private-label CMO	42,042	1,116	(2,904)	40,254
Asset-backed securities	878,099	4,626	(50,642)	832,083
Corporate debt	477,997	12,167	(544)	489,620
Other securities	348,086	753	(44)	348,795

Total available-for-sale and other securities	$9,831,980	$167,637	$(77,218)	$9,922,399

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
U.S. Treasury	$5,435	$17	$—	$5,452
Federal agencies:
Mortgage-backed securities	5,273,899	63,906	(15,104)	5,322,701
Other agencies	349,715	2,871	(1,043)	351,543

Total U.S. Treasury, Federal agency securities	5,629,049	66,794	(16,147)	5,679,696
Municipal securities	1,841,311	37,398	(10,140)	1,868,569
Private-label CMO	43,730	1,116	(2,920)	41,926
Asset-backed securities	1,014,999	2,061	(61,062)	955,998
Corporate debt	479,151	9,442	(2,417)	486,176
Other securities	351,646	743	(84)	352,305

Total available-for-sale and other securities	$9,359,886	$117,554	$(92,770)	$9,384,670

At March 31, 2015, the carrying value of investment securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and security repurchase agreements totaled $3.7 billion. There were no securities of a single issuer, which are not governmental or government-sponsored, that exceeded 10% of shareholders’ equity at March 31, 2015.

The following tables provide detail on investment securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Federal agencies:
Mortgage-backed securities	183,977	(630)	310,854	(6,616)	494,831	(7,246)
Other agencies	600	(1)	—	—	600	(1)

Total Federal agency securities	184,577	(631)	310,854	(6,616)	495,431	(7,247)
Municipal securities	610,486	(14,089)	57,696	(1,748)	668,182	(15,837)
Private-label CMO	—	—	22,491	(2,904)	22,491	(2,904)
Asset-backed securities	61,741	(125)	278,236	(50,517)	339,977	(50,642)
Corporate debt	31,556	(28)	22,224	(516)	53,780	(544)
Other securities	773	(27)	1,483	(17)	2,256	(44)

Total temporarily impaired securities	$889,133	$(14,900)	$692,984	$(62,318)	$1,582,117	$(77,218)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal agencies:
Mortgage-backed securities	501,858	(1,909)	527,280	(13,195)	1,029,138	(15,104)
Other agencies	159,708	(1,020)	1,281	(23)	160,989	(1,043)

Total Federal agency securities	661,566	(2,929)	528,561	(13,218)	1,190,127	(16,147)
Municipal securities	568,619	(9,127)	96,426	(1,013)	665,045	(10,140)
Private-label CMO	—	—	22,650	(2,920)	22,650	(2,920)
Asset-backed securities	157,613	(641)	325,691	(60,421)	483,304	(61,062)
Corporate debt	49,562	(252)	88,398	(2,165)	137,960	(2,417)
Other securities	—	—	1,416	(84)	1,416	(84)

Total temporarily impaired securities	$1,437,360	$(12,949)	$1,063,142	$(79,821)	$2,500,502	$(92,770)

The following table is a summary of realized securities gains and losses for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Gross gains on sales of securities	$—	$16,990
Gross (losses) on sales of securities	—	(20)

Net gain on sales of securities	$—	$16,970

Collateralized Debt Obligations and Private-Label CMO Securities

Our highest risk segments of our investment portfolio are the trust preferred CDO and 2003-2006 vintage private-label CMO portfolios. Of the $40.3 million of the private-label CMO securities reported at fair value at March 31, 2015, approximately $20.1 million are rated below investment grade. The CDOs are in the asset-backed securities portfolio. These segments are in run off, and we have not purchased these types of securities since 2008. The performance of the underlying securities in each of these segments reflects the deterioration of CDO issuers and 2003-2006 non-agency mortgages. Each of these securities in these two segments is subjected to a rigorous review of its projected cash flows. These reviews are supported with analysis from independent third parties.

The fair values of the private label CMO and CDO assets have been impacted by various market conditions. The unrealized losses were primarily the result of wider liquidity spreads on asset-backed securities and increased market volatility on non-agency mortgage that are collateralized by certain mortgage loans. In addition, the expected average lives of the asset-backed securities backed by trust-preferred securities have been extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and / or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington does not intend to sell, nor does it believe it will be required to sell these securities until the amortized cost is recovered, which may be maturity and; therefore, does not consider them to be other-than-temporarily impaired at March 31, 2015.

The following table summarizes the relevant characteristics of our CDO securities portfolio, which are included in asset-backed securities, at March 31, 2015. Each security is part of a pool of issuers and supports a more senior tranche of securities except for the MM Comm III securities which are the most senior class.

Collateralized Debt Obligation Data

March 31, 2015

(dollar amounts in thousands)

							Actual
							Deferrals	Expected
							and	Defaults
						# of Issuers	Defaults	as a % of
					Lowest	Currently	as a % of	Remaining
Deal Name	Par Value	Amortized Cost	Fair Value	Unrealized Loss (2)	Credit Rating (3)	Performing/ Remaining (4)	Original Collateral	Performing Collateral	Excess Subordination (5)
Alesco II (1)	$41,646	$28,636	$18,383	$(10,253)	C	29/32	8%	7%	—%
ICONS	19,801	19,801	15,767	(4,034)	BB	19/21	7	16	56
MM Comm III	5,584	5,335	4,369	(966)	BB	5/9	5	9	28
Pre TSL IX (1)	5,000	3,955	2,662	(1,293)	C	28/40	19	9	4
Pre TSL XI (1)	25,000	20,517	13,595	(6,922)	C	42/55	16	9	9
Pre TSL XIII (1)	27,530	20,127	13,952	(6,175)	C	41/56	21	21	6
Reg Diversified (1)	25,500	6,287	1,591	(4,696)	D	25/41	34	7	—
Soloso (1)	12,500	2,440	468	(1,972)	C	36/60	29	19	—
Tropic III	31,000	31,000	18,368	(12,632)	CCC+	30/40	19	8	39

Total at March 31, 2015	$193,561	$138,098	$89,155	$(48,943)

Total at December 31, 2014	$193,597	$139,194	$82,738	$(56,456)

(1)	Security was determined to have OTTI. As such, the book value is net of recorded credit impairment.
(2)	These securities have been in a continuous loss position for longer than 12 months.
(3)	For purposes of comparability, the lowest credit rating expressed is equivalent to Fitch ratings even where the lowest rating is based on another nationally recognized credit rating agency.
(4)	Includes both banks and/or insurance companies.
(5)	Excess subordination percentage represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences credit impairment. Excess subordinated percentage is calculated by (a) determining what percentage of defaults a deal can experience before the bond has credit impairment, and (b) subtracting from this default breakage percentage both total current and expected future default percentages.

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

Collateralized Debt Obligations are backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party pricing specialist with direct industry experience in pooled-trust-preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled-trust-preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, and the impact of macroeconomic and regulatory changes. Using the results of our analysis, we estimate appropriate default and recovery probabilities for each piece of collateral then estimate the expected cash flows for each security. The cumulative probability of default ranges from a low of 1.9% to 100%.

Many collateral issuers have the option of deferring interest payments on their debt for up to five years. For issuers who are deferring interest, assumptions are made regarding the issuers ability to resume interest payments and make the required principal payment at maturity; the cumulative probability of default for these issuers currently ranges from 31% to 100%, and a 10% recovery assumption. The fair value of each security is obtained by discounting the expected cash flows at a market discount rate, ranging from LIBOR plus 3.0% to LIBOR plus 13.0% as of March 31, 2015. The market discount rate is determined by reference to yields observed in the market for similarly rated collateralized debt obligations, specifically high-yield collateralized loan obligations. The relatively high market discount rate is reflective of the uncertainty of the cash flows and illiquid nature of these securities. The large differential between the fair value and amortized cost of some of the securities reflects the high market discount rate and the expectation that the majority of the cash flows will not be received until near the final maturity of the security (the final maturities range from 2032 to 2035).

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

On January 14, 2014, the five federal agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain qualifications are met. In addition, the agencies released a non-exclusive list of issuers that meet the requirements of the interim final rule. At March 31, 2015, we had investments in nine different pools of trust preferred securities. Eight of our pools are included in the list of non-exclusive issuers. We have analyzed the ICONS pool which was not included on the list and believe that it is more likely than not that we would not be required to sell and will be able to hold the security to recovery under the final Volcker Rule regulations.

For the three-month periods ended March 31, 2015 and 2014, there were no OTTI losses recognized in the Unaudited Condensed Consolidated Statements of Income for securities evaluated for impairment as described above. The OTTI recognized in other comprehensive income on debt securities held by Huntington at March 31, 2015 and 2014 is $30.9 million.

As of March 31, 2015, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment and concluded no additional OTTI is required.

5. HELD-TO-MATURITY SECURITIES

These are debt securities that Huntington has the intent and ability to hold until maturity. The debt securities are carried at amortized cost and adjusted for amortization of premiums and accretion of discounts using the interest method.

Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of held-to-maturity securities at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(dollar amounts in thousands)	Cost	Value	Cost	Value
Federal agencies: mortgage-backed securities:
Under 1 year	$—	$—	$—	$—
1-5 years	—	—	—	—
6-10 years	24,901	24,517	24,901	24,263
Over 10 years	3,017,912	3,053,362	3,136,460	3,140,194

Total Federal agencies: mortgage-backed securities	3,042,813	3,077,879	3,161,361	3,164,457

Other agencies:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	78,053	80,031	54,010	54,843
Over 10 years	208,091	209,698	156,553	155,821

Total other agencies	286,144	289,729	210,563	210,664

Total U.S. Government backed agencies	3,328,957	3,367,608	3,371,924	3,375,121

Municipal securities:
Under 1 year	—	—	—	—
1-5 years	—	—	—	—
6-10 years	—	—	—	—
Over 10 years	7,706	7,281	7,981	7,594

Total municipal securities	7,706	7,281	7,981	7,594

Total held-to-maturity securities	$3,336,663	$3,374,889	$3,379,905	$3,382,715

The following table provides amortized cost, gross unrealized gains and losses, and fair value by investment category at March 31, 2015 and December 31, 2014:

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
March 31, 2015
Federal Agencies:
Mortgage-backed securities	$3,042,813	$43,058	$(7,992)	$3,077,879
Other agencies	286,144	4,065	(480)	289,729

Total U.S. Government backed agencies	3,328,957	47,123	(8,472)	3,367,608
Municipal securities	7,706	—	(425)	7,281

Total held-to-maturity securities	$3,336,663	$47,123	$(8,897)	$3,374,889

		Unrealized
(dollar amounts in thousands)	Amortized Cost	Gross Gains	Gross Losses	Fair Value
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$3,161,361	$24,832	$(21,736)	$3,164,457
Other agencies	210,563	1,251	(1,150)	210,664

Total U.S. Government backed agencies	3,371,924	26,083	(22,886)	3,375,121
Municipal securities	7,981	—	(387)	7,594

Total held-to-maturity securities	$3,379,905	$26,083	$(23,273)	$3,382,715

The following tables provide detail on held-to-maturity securities with unrealized losses aggregated by investment category and the length of time the individual securities have been in a continuous loss position, at March 31, 2015 and December 31, 2014:

	Less than 12 Months		Over 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollar amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Federal Agencies:
Mortgage-backed securities	$130,027	$(748)	$414,559	$(7,244)	$544,586	$(7,992)
Other agencies	63,134	(346)	22,023	(134)	85,157	(480)

Total U.S. Government backed securities	193,161	(1,094)	436,582	(7,378)	629,743	(8,472)
Municipal securities	—	—	7,281	(425)	7,281	(425)

Total temporarily impaired securities	$193,161	$(1,094)	$443,863	$(7,803)	$637,024	$(8,897)

	Less than 12 Months		Over 12 Months		Total
(dollar amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Federal Agencies:
Mortgage-backed securities	$707,934	$(5,550)	$622,026	$(16,186)	$1,329,960	$(21,736)
Other agencies	36,956	(198)	71,731	(952)	108,687	(1,150)

Total U.S. Government backed securities	744,890	(5,748)	693,757	(17,138)	1,438,647	(22,886)
Municipal securities	7,594	(387)	—	—	7,594	(387)

Total temporarily impaired securities	$752,484	$(6,135)	$693,757	$(17,138)	$1,446,241	$(23,273)

Security Impairment

Huntington evaluates the held-to-maturity securities portfolio on a quarterly basis for impairment. Impairment would exist when the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis at the balance sheet date. Under these circumstances, any impairment would be recognized in earnings. As of March 31, 2015, Management has evaluated held-to-maturity securities with unrealized losses for impairment and concluded no OTTI is required.

6. LOAN SALES AND SECURITIZATIONS

Residential Mortgage Loans

The following table summarizes activity relating to residential mortgage loans sold with servicing retained for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Residential mortgage loans sold with servicing retained	$630,683	$481,837
Pretax gains resulting from above loan sales (1)	14,862	12,076

(1)	Recorded in mortgage banking income.

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

The following tables summarize the changes in MSRs recorded using either the fair value method or the amortization method for the three-month periods ended March 31, 2015 and 2014:

Fair Value Method:	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Fair value, beginning of period	$22,786	$34,236
Change in fair value during the period due to:
Time decay (1)	(339)	(725)
Payoffs (2)	(818)	(1,915)
Changes in valuation inputs or assumptions (3)	(1,174)	(968)

Fair value, end of period:	$20,455	$30,628

Weighted-average life (years)	4.7	4.1

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.
(2)	Represents decrease in value associated with loans that paid off during the period.
(3)	Represents change in value resulting primarily from market-driven changes in interest rates and prepayment speeds.

Amortization Method:	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Carrying value, beginning of period	$132,813	$128,064
New servicing assets created	6,454	5,053
Servicing assets acquired	—	3,505
Impairment (charge) / recovery	(7,990)	(629)
Amortization and other	(5,823)	(3,342)

Carrying value, end of period	$125,454	$132,651

Fair value, end of period	$125,691	$144,694

Weighted-average life (years)	5.7	6.5

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

For MSRs under the fair value method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2015 and December 31, 2014, to changes in these assumptions follows:

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.20%	$(1,046)	$(2,002)	15.60%	$(1,176)	$(2,248)
Spread over forward interest rate swap rates	641 bps	(625)	(1,214)	546 bps	(699)	(1,355)

For MSRs under the amortization method, a summary of key assumptions and the sensitivity of the MSR value at March 31, 2015 and December 31, 2014, to changes in these assumptions follows:

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	11.90%	$(5,135)	$(9,860)	11.40%	$(5,289)	$(10,164)
Spread over forward interest rate swap rates	928 bps	(3,957)	(7,663)	856 bps	(4,343)	(8,403)

Total servicing, late and other ancillary fees, net of amortization of capitalized servicing assets included in mortgage banking income amounted to $3.9 million and $5.0 million for the three-month periods ended March 31, 2015 and 2014, respectively. The unpaid principal balance of residential mortgage loans serviced for third parties was $15.6 billion and $15.6 billion at March 31, 2015 and December 31, 2014, respectively.

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

Changes in the carrying value of automobile loan servicing rights for the three-month periods ended March 31, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Carrying value, beginning of period	$6,898	$17,672
New servicing assets created	—	—
Amortization and other	(1,835)	(3,315)

Carrying value, end of period	$5,063	$14,357

Fair value, end of period	$5,155	$14,357

Weighted-average life (years)	2.4	3.2

A summary of key assumptions and the sensitivity of the automobile loan servicing rights value to changes in these assumptions at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	15.60%	$(98)	$(287)	14.62%	$(305)	$(496)
Spread over forward interest rate swap rates	500 bps	(1)	(3)	500 bps	(2)	(4)

Servicing income, net of amortization of capitalized servicing assets and impairment, amounted to $1.4 million and $2.1 million for the three-month periods ending March 31, 2015, and 2014, respectively. The unpaid principal balance of automobile loans serviced for third parties was $697.2 million and $837.7 million at March 31, 2015 and December 31, 2014, respectively.

Small Business Association (SBA) Portfolio

The following table summarizes activity relating to SBA loans sold with servicing retained for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
SBA loans sold with servicing retained	$42,401	$40,871
Pretax gains resulting from above loan sales (1)	3,574	4,375

(1)	Recorded in gain on sale of loans.

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

The following tables summarize the changes in the carrying value of the servicing asset for the three-month periods ended March 31, 2015 and 2014, and the fair value at the end of each period were as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Carrying value, beginning of period	$18,536	$16,865
New servicing assets created	1,457	1,335
Amortization and other	(2,046)	(1,172)

Carrying value, end of period	$17,947	$17,028

Fair value, end of period	$19,436	$17,028

Weighted-average life (years)	3.3	3.5

A summary of key assumptions and the sensitivity of the SBA loan servicing rights value to changes in these assumptions at March 31, 2015 and December 31, 2014 follows:

	March 31, 2015			December 31, 2014
		Decline in fair value due to			Decline in fair value due to
(dollar amounts in thousands)	Actual	10% adverse change	20% adverse change	Actual	10% adverse change	20% adverse change
Constant prepayment rate (annualized)	7.80%	$(281)	$(558)	5.60%	$(211)	$(419)
Discount rate	1,500 bps	(521)	(1,020)	1,500 bps	(563)	(1,102)

Servicing income, net of amortization of capitalized servicing assets, amounted to $2.0 million and $1.7 million for the three-month periods ending March 31, 2015, and 2014, respectively. The unpaid principal balance of SBA loans serviced for third parties was $889.8 million and $898.0 million at March 31, 2015 and December 31, 2014, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Business segments are based on segment leadership structure, which reflects how segment performance is monitored and assessed. We have five major business segments: Retail and Business Banking, Commercial Banking, Automobile Finance and Commercial Real Estate (AFCRE), Regional Banking and The Huntington Private Client Group (RBHPCG), and Home Lending. A Treasury / Other function includes, along with technology and operations, other unallocated assets, liabilities, revenue, and expense.

A rollforward of goodwill by business segment for the first three-month period of 2015 is presented in the table below:

(dollar amounts in thousands)	Retail & Business Banking	Commercial Banking	AFCRE	RBHPCG		Treasury/ Other	Huntington Consolidated
Balance, beginning of period	$368,097	$59,594	$—	$90,012	$	$4,838	$522,541
Goodwill acquired during the period	—	155,828	—	—		—	155,828
Adjustments	—	—	—	—		—	—
Impairment	—	—	—	—		—	—

Balance, end of period	$368,097	$215,422	$—	$90,012	$	$4,838	$678,369

During the 2015 first quarter, Huntington completed the acquisition of Macquarie and recorded $155.8 million of goodwill and $8.2 million of other intangible assets. For additional information on the acquisition, see Business Combinations footnote.

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

At March 31, 2015 and December 31, 2014, Huntington’s other intangible assets consisted of the following:

(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2015
Core deposit intangible	$400,058	$(374,940)	$25,118
Customer relationship	116,120	(68,696)	47,424
Other	25,164	(25,041)	123

Total other intangible assets	$541,342	$(468,677)	$72,665

December 31, 2014
Core deposit intangible	$400,058	$(366,907)	$33,151
Customer relationship	107,920	(66,534)	41,386
Other	25,164	(25,030)	134

Total other intangible assets	$533,142	$(458,471)	$74,671

The estimated amortization expense of other intangible assets for the remainder of 2015 and the next five years is as follows:

(dollar amounts in thousands)	Amortization Expense
2015	$17,724
2016	14,316
2017	12,908
2018	11,135
2019	9,825
2020	3,076

8. LONG-TERM DEBT

Effective March 31, 2015, Huntington completed its acquisition of Macquarie. As part of the acquisition, Huntington assumed $293.4 million of non-recourse debt with various financial institutions and maturity dates. The effective interest rate on the non-recourse debt is 3.24%. Huntington also assumed $254.8 million of debt associated with two securitizations. The securitization debt has various classes and associated maturity dates and has an effective interest rate of 1.70%.

In February 2015, the Bank issued $500.0 million of senior notes at 99.860% of face value. The senior bank note issuances mature on February 26, 2018 and have a fixed coupon rate of 1.70%. Also, in February 2015, the Bank issued $500.0 million of senior notes at 99.874% of face value. The senior bank note issuances mature on April 1, 2020 and have a fixed coupon rate of 2.40%. Both senior note issuances may be redeemed one month prior to the maturity date at 100% of principal plus accrued and unpaid interest.

9. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income for the three-month periods ended March 31, 2015 and 2014, were as follows:

	Three Months Ended
	March 31, 2015
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$5,245	$(1,855)	$3,390
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	60,503	(21,477)	39,026
Less: Reclassification adjustment for net losses (gains) included in net income	(121)	42	(79)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	65,627	(23,290)	42,337

Net change in unrealized holding gains (losses) on available-for-sale equity securities	9	(3)	6
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	28,144	(9,850)	18,294
Less: Reclassification adjustment for net (gains) losses included in net income	(123)	43	(80)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	28,021	(9,807)	18,214

Net change in pension and other post-retirement obligations	1,389	(486)	903

Total other comprehensive income (loss)	$95,046	$(33,586)	$61,460

	Three Months Ended
	March 31, 2014
	Tax (Expense)
(dollar amounts in thousands)	Pretax	Benefit	After-tax
Noncredit-related impairment recoveries (losses) on debt securities not expected to be sold	$7,408	$(2,619)	$4,789
Unrealized holding gains (losses) on available-for-sale debt securities arising during the period	26,245	(9,332)	16,913
Less: Reclassification adjustment for net losses (gains) included in net income	(15,375)	5,381	(9,994)

Net change in unrealized holding gains (losses) on available-for-sale debt securities	18,278	(6,570)	11,708

Net change in unrealized holding gains (losses) on available-for-sale equity securities	53	(19)	34
Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period	2,805	(982)	1,823
Less: Reclassification adjustment for net (gains) losses included in net income	(2,892)	1,012	(1,880)

Net change in unrealized gains (losses) on derivatives used in cash flow hedging relationships	(87)	30	(57)

Net change in pension and other post-retirement obligations	888	(311)	577

Total other comprehensive income (loss)	$19,132	$(6,870)	$12,262

The following table presents activity in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2015 and 2014:

(dollar amounts in thousands)	Unrealized gains and (losses) on debt securities (1)	Unrealized gains and (losses) on equity securities	Unrealized gains and (losses) on cash flow hedging derivatives	Unrealized gains (losses) for pension and other post- retirement obligations	Total
Balance, December 31, 2013	$(39,234)	$292	$(18,844)	$(156,223)	$(214,009)
Other comprehensive income before reclassifications	21,702	34	1,823	—	23,559
Amounts reclassified from accumulated OCI to earnings	(9,994)	—	(1,880)	577	(11,297)

Period change	11,708	34	(57)	577	12,262

Balance, March 31, 2014	$(27,526)	$326	$(18,901)	$(155,646)	$(201,747)

Balance, December 31, 2014	$15,137	$484	$(12,233)	$(225,680)	$(222,292)
Other comprehensive income before reclassifications	42,416	6	18,294	—	60,716
Amounts reclassified from accumulated OCI to earnings	(79)	—	(80)	903	744

Period change	42,337	6	18,214	903	61,460

Balance, March 31, 2015	$57,474	$490	$5,981	$(224,777)	$(160,832)

(1)	Amounts at March 31, 2015 and December 31, 2014 include $0.9 million and $0.8 million, respectively, of net unrealized losses on securities transferred from the available-for-sale securities portfolio to the held-to-maturity securities portfolio. The net unrealized gains will be recognized in earnings over the remaining life of the security using the effective interest method.

The following table presents the reclassification adjustments out of accumulated OCI included in net income and the impacted line items as listed on the Unaudited Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2015 and 2014:

Reclassifications out of accumulated OCI
	Amounts		Location of net gain (loss)
	reclassified from		reclassified from accumulated
Accumulated OCI components	accumulated OCI		OCI into earnings
	Three	Three
	Months Ended	Months Ended
(dollar amounts in thousands)	March 31, 2015	March 31, 2014
Gains (losses) on debt securities:
Amortization of unrealized gains (losses)	$121	$175	Interest income - held-to-maturity securities - taxable
Realized gain (loss) on sale of securities	—	15,200	Noninterest income - net gains (losses) on sale of securities

	121	15,375	Total before tax
	(42)	(5,381)	Tax (expense) benefit

	$79	$9,994	Net of tax

Gains (losses) on cash flow hedging relationships:
Interest rate contracts	$133	$2,892	Interest income - loans and leases
Interest rate contracts	(10)	—	Noninterest income - other income

	123	2,892	Total before tax
	(43)	(1,012)	Tax (expense) benefit

	$80	$1,880	Net of tax

Amortization of defined benefit pension and post-retirement items:
Actuarial gains (losses)	$(1,389)	$(888)	Noninterest expense - personnel costs

	(1,389)	(888)	Total before tax
	486	311	Tax (expense) benefit

	$(903)	$(577)	Net of tax

10. SHAREHOLDERS’ EQUITY

2015 Share Repurchase Program

On March 11, 2015, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2015. These actions included a potential repurchase of up to $366 million of common stock from the second quarter of 2015 through the second quarter of 2016. Purchases of common stock may include open market purchases, privately negotiated transactions, and accelerated repurchase programs. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2014.

2014 Share Repurchase Program

During the three-month period ended March 31, 2015, Huntington repurchased a total of 4.9 million shares at a weighted average share price of $10.45, which completes our previous authorization.

On March 26, 2014, Huntington announced that the Federal Reserve did not object to the proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January of 2014. These actions include a potential repurchase of up to $250 million of common stock through the first quarter of 2015. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. This program replaced the previously authorized share repurchase program authorized by Huntington’s board of directors in 2013.

2013 Share Repurchase Program

During the three-month period ended March 31, 2014, Huntington repurchased a total of 14.6 million shares at a weighted average share price of $9.32.

11. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings (adjusted for dividends declared on preferred stock) available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units and awards, distributions from deferred compensation plans, and the conversion of the Company’s convertible preferred. Potentially dilutive common shares are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive. For diluted earnings per share, net income available to common shares can be affected by the conversion of the Company’s convertible preferred stock. Where the effect of this conversion would be dilutive, net income available to common shareholders is adjusted by the associated preferred dividends and deemed dividend. The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014, was as follows:

	Three Months Ended
	March 31,
(dollar amounts in thousands, except per share amounts)	2015	2014
Basic earnings per common share:
Net income	$165,854	$149,143
Preferred stock dividends	(7,965)	(7,964)

Net income available to common shareholders	$157,889	$141,179
Average common shares issued and outstanding	809,778	829,659
Basic earnings per common share	$0.19	$0.17
Diluted earnings per common share:
Net income available to common shareholders	$157,889	$141,179
Effect of assumed preferred stock conversion	—	—

Net income applicable to diluted earnings per share	$157,889	$141,179
Average common shares issued and outstanding	809,778	829,659
Dilutive potential common shares:
Stock options and restricted stock units and awards	12,126	11,456
Shares held in deferred compensation plans	1,706	1,256
Other	199	306

Dilutive potential common shares:	14,031	13,018

Total diluted average common shares issued and outstanding	823,809	842,677
Diluted earnings per common share	$0.19	$0.17

For the three-month periods ended March 31, 2015 and 2014, approximately 1.6 million and 2.2 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

12. SHARE-BASED COMPENSATION

Huntington sponsors nonqualified and incentive share based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Compensation costs are included in personnel costs on the Unaudited Condensed Consolidated Statements of Income. Stock options are granted with an exercise price at the closing market price on the date of the grant. Options granted typically vest ratably over four years or when other conditions are met. Stock options, which represented a portion of our grant values, have no intrinsic value until the stock price increases. All options granted have a term of seven years.

2015 Long-Term Incentive Plan

In April 2015, shareholders approved the Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan (the Plan). Shares remaining under the 2012 Plan have been incorporated into the 2015 Plan and reduced the full number of shares covered by all awards. Accordingly, the total number of shares available for awards under the 2015 Plan is 30.0 million shares. Huntington issues shares to fulfill stock option exercises and restricted stock unit and award vesting from available authorized common shares. At March 31, 2015, the Company believes there are adequate authorized common shares to satisfy anticipated stock option exercises and restricted stock unit and award vesting in 2015.

2012 Long-Term Incentive Plan

In 2012, shareholders approved the Huntington Bancshares Incorporated 2012 Long-Term Incentive Plan (the 2012 Plan) which authorized 51.0 million shares for future grants. The 2012 Plan was superseded effective April 23, 2015. At March 31, 2015, 13.7 million shares from the 2012 Plan were available for future grants.

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

The following table illustrates total share-based compensation expense and related tax benefit for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Share-based compensation expense	$11,095	$9,418
Tax benefit	3,851	3,163

Huntington’s stock option activity and related information for the three-month period ended March 31, 2015, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(amounts in thousands, except years and per share amounts)	Options	Price	Life (Years)	Value
Outstanding at January 1, 2015	19,619	$6.99	—	—
Granted	—	—	—	—
Exercised	(723)	6.24	—	—
Forfeited/expired	(319)	21.07	—	—

Outstanding at March 31, 2015	18,577	$6.78	3.7	$82,290

Expected to vest at March 31, 2015 (1)	4,960	$7.65	5.1	$16,852

Exercisable at March 31, 2015	13,244	$6.42	3.1	$64,339

(1)	The number of options expected to vest includes an estimate of 373 thousand shares expected to be forfeited.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price. For the three-month periods ended March 31, 2015 and 2014, cash received for the exercises of stock options was $4.5 million and $6.7 million, respectively. The tax benefit realized from stock option exercises was $0.7 million and $0.3 million for each respective period.

Huntington also grants restricted stock, restricted stock units, performance share units and other stock-based awards. Restricted stock units and awards are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period. Restricted stock awards provide the holder with full voting rights and cash dividends during the vesting period. Restricted stock units do not provide the holder with voting rights or cash dividends during the vesting period, but do accrue a dividend equivalent that is paid upon vesting, and are subject to certain service restrictions. Performance share units are payable contingent upon Huntington achieving certain predefined performance objectives over the three-year measurement period. The fair value of these awards is the closing market price of Huntington’s common stock on the date of award.

The weighted-average grant date fair value of nonvested shares granted for the three-month periods ended March 31, 2015 and 2014, were $10.69 and $9.13, respectively. The total fair value of awards vested was $10.8 million and $9.6 million during the three-month periods ended March 31, 2015, and 2014, respectively. As of March 31, 2015, the total unrecognized compensation cost related to nonvested awards was $65.4 million with a weighted-average expense recognition period of 2.4 years.

The following table summarizes the status of Huntington’s restricted stock units, performance share units, and restricted stock awards as of March 31, 2015, and activity for the three-month period ended March 31, 2015:

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Performance	Grant Date
	Stock	Fair Value	Stock	Fair Value	Share	Fair Value
(amounts in thousands, except per share amounts)	Awards	Per Share	Units	Per Share	Units	Per Share
Nonvested at January 1, 2015	12	$9.53	11,904	$7.79	2,579	$7.76
Granted	—	—	1,274	10.69	—	—
Vested	(3)	9.53	(1,442)	7.49	—	—
Forfeited	—	—	(66)	7.84	—	—

Nonvested at March 31, 2015	9	$9.53	11,670	$8.14	2,579	$7.76

13. BENEFIT PLANS

Huntington sponsors the Plan, a non-contributory defined benefit pension plan covering substantially all employees hired or rehired prior to January 1, 2010. The Plan, which was modified in 2013 and no longer accrues service benefits to participants, provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than the amount deductible under the Internal Revenue Code. There is no required minimum contribution for 2015. During the 2013 third quarter, the board of directors approved, and management communicated, a curtailment of the Company’s pension plan effective December 31, 2013. In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For additional information on benefit plans, see the Benefit Plan footnote in our 2014 Form 10-K.

On January 1, 2015, Huntington terminated the Company sponsored retiree health care plan for Medicare eligible retirees and their dependents. Instead, Huntington partnered with a third party to assist the retirees and their dependents in selecting individual policies from a variety of carriers on a private exchange. This plan amendment resulted in a measurement of the liability at the approval date. The result of the measurement was a $5.2 million reduction of the liability and increase in accumulated other comprehensive income during the 2014 third quarter. It also resulted in a reduction of expense over the estimated life of plan participants.

The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Service cost (1)	$457	$435	$—	$—
Interest cost	7,985	8,100	141	259
Expected return on plan assets	(11,043)	(11,446)	—	—
Amortization of prior service cost	—	—	(492)	(339)
Amortization of gain	1,982	1,442	(116)	(144)
Settlements	2,550	2,500	—	—

Benefit expense	$1,931	$1,031	$(467)	$(224)

(1)	Since no participants will be earning benefits after December 31, 2013, the 2014 and 2015 service cost represents only administrative expenses.

The Bank, as trustee, held all Plan assets at March 31, 2015 and December 31, 2014. The Plan assets consisted of the following investments:

	Fair Value
(dollar amounts in thousands)	March 31, 2015		December 31, 2014
Cash equivalents:
Huntington funds—money market	$5,387	1%	$16,136	2%
Fixed income:
Corporate obligations	223,489	34	218,077	33
U.S. government obligations	62,162	9	62,627	10
Mutual funds—fixed income	37,118	6	34,761	5
U.S. government agencies	7,630	1	7,445	1
Equities:
Mutual funds—equities	153,288	23	147,191	23
Other common stock	121,035	18	118,970	18
Huntington funds	37,794	6	37,920	6
Exchange traded funds	7,017	1	6,840	1
Limited partnerships	3,843	1	3,046	1

Fair value of plan assets	$658,763	100%	$653,013	100%

Investments of the Plan are accounted for at cost on the trade date and are reported at fair value. All of the Plan’s investments at March 31, 2015, are classified as Level 1 within the fair value hierarchy, except for corporate obligations, U.S. government obligations, and U.S. government agencies, which are classified as Level 2, and limited partnerships, which are classified as Level 3. In general, investments of the Plan are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investments, it is reasonably possible changes in the values of investments will occur in the near term and such changes could materially affect the amounts reported in the Plan assets.

The investment objective of the Plan is to maximize the return on Plan assets over a long time period, while meeting the Plan obligations. At March 31, 2015, Plan assets were invested 49% in equity investments, 50% in bonds, and 1% in cash with an average duration of 12.65 years on bond investments. The estimated life of benefit obligations was 12.8 years. Although it may fluctuate with market conditions, Management has targeted a long-term allocation of Plan assets of 20% to 50% in equity investments and 80% to 50% in bond investments. The allocation of Plan assets between equity investments and fixed income investments will change from time to time with the allocation to fixed income investments increasing as the funding level increases.

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

Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 4% of base pay contributed to the Plan. For 2014, a discretionary profit-sharing contribution equal to 1% of eligible participants’ 2014 base pay was awarded.

The following table shows the costs of providing the SERP, SRIP, and defined contribution plans:

	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
SERP & SRIP	$578	$475
Defined contribution plan	7,445	6,105

Benefit cost	$8,023	$6,580

14. INCOME TAXES

Provision for Income Taxes

The provision for income taxes in the 2015 first quarter was $54.0 million. This compared with a provision for income taxes of $52.1 million in the 2014 first quarter. These amounts included the benefits from tax-exempt income, tax-advantaged investments, general business credits, and investments in qualified affordable housing projects. In prior periods, a valuation allowance was established against the capital loss carryforwards. The federal valuation allowance was based on the uncertainty of forecasted taxable income expected of the required character in order to utilize the capital loss carryforward. Based on current analysis of both positive and negative evidence and projected forecasted taxable income of the appropriate character, we believe it is more likely than not the capital loss carryforward deferred tax asset will be realized within the carryforward period. At March 31, 2015 there is no capital loss carryforward valuation allowance remaining.

Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state. city, and foreign jurisdictions. Federal income tax audits have been completed through 2009. In the first quarter of 2013, the IRS began an examination of our 2010 and 2011 consolidated federal income tax returns. Certain proposed adjustments resulting from the IRS examination of our 2005 through 2009 tax returns have been settled with the IRS Appeals Office, subject to final approval by the Joint Committee on Taxation of the U.S. Congress. Various state and other jurisdictions remain open to examination, including Ohio, Kentucky, Indiana, Michigan, Pennsylvania, West Virginia, and Illinois.

Huntington accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At March 31, 2015, Huntington had gross unrecognized tax benefits of $24.3 million in income tax liability related to uncertain tax positions. Total interest accrued on the unrecognized tax benefits was $0.3 million as of March 31, 2015. This compared with gross unrecognized tax benefits of $1.2 million at December 31, 2014 and $2.8 million at March 31, 2014, and total interest accrued of $0.2 million at December 31, 2014 and $0.1 million at March 31, 2014. Huntington recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of provision for income taxes. Due to the complexities of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. It is reasonably possible that the liability for gross unrecognized tax benefits could decrease by $23.1 million during the next 12 months due to the completion of tax authority examinations.

15. FAIR VALUES OF ASSETS AND LIABILITIES

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

Available-for-sale securities and trading account securities

Securities accounted for at fair value include both the available-for-sale and trading portfolios. Huntington uses prices obtained from third party pricing services and recent trades to determine the fair value of securities. AFS and trading securities are classified as Level 1 using quoted market prices (unadjusted) in active markets for identical securities that Huntington has the ability to access at the measurement date. Less than 1% of the positions in these portfolios are Level 1, and consist of U.S. Treasury securities and money market mutual funds. When quoted market prices are not available, fair values are classified as Level 2 using quoted prices for similar assets in active markets, quoted prices of identical or similar assets in markets that are not active, and inputs that are observable for the asset, either directly or indirectly, for substantially the full term of the financial instrument. 81% of the positions in these portfolios are Level 2, and consist of U.S. Government and agency debt securities, agency mortgage backed securities, asset-backed securities, municipal securities and other securities. For both Level 1 and Level 2 securities, management uses various methods and techniques to corroborate prices obtained from the pricing service, including reference to dealer or other market quotes, and by reviewing valuations of comparable instruments. If relevant market prices are limited or unavailable, valuations may require significant management judgment or estimation to determine fair value, in which case the fair values are classified as Level 3. 18% of our positions are Level 3, and consist of private-label CMO securities, CDO-preferred CDO securities and municipal securities. A significant change in the unobservable inputs for these securities may result in a significant change in the ending fair value measurement of these securities.

The municipal securities portion that is classified as Level 3 uses significant estimates to determine the fair value of these securities which results in greater subjectivity. The fair value is determined by utilizing third-party valuation services. The third party service provider reviews credit worthiness, prevailing market rates, analysis of similar securities, and projected cash flows. The third-party service provider also incorporates industry and general economic conditions into their analysis. Huntington evaluates the analysis provided for reasonableness.

The private label CMO and CDO-preferred securities portfolios are classified as Level 3 and as such use significant estimates to determine the fair value of these securities which results in greater subjectivity. The private label CMO securities portfolios are subjected to a monthly review of the projected cash flows, while the cash flows of the CDO-preferred securities portfolio are reviewed quarterly. These reviews are supported with analysis from independent third parties, and are used as a basis for impairment analysis.

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

Automobile loans

Effective January 1, 2010, Huntington consolidated an automobile loan securitization that previously had been accounted for as an off-balance sheet transaction. As a result, Huntington elected to account for these automobile loan receivables at fair value. The automobile loan receivables are classified as Level 3. The key assumptions used to determine the fair value of the automobile loan receivables included projections of expected losses and prepayment of the underlying loans in the portfolio and a market assumption of interest rate spreads. Certain interest rates are available from similarly traded securities while other interest rates are developed internally based on similar asset-backed security transactions in the market. During the first quarter of 2014, Huntington cancelled the 2009 and 2006 Automobile Trust. Huntington continues to report the associated automobile loan receivables at fair value due to its 2010 election.

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

Assets and Liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2015
Assets
Loans held for sale	$—	$478,864	$—	$—	$478,864
Loans held for investment	—	37,160	—	—	37,160
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	7,152	—	—	7,152
Municipal securities	—	5,184	—	—	5,184
Other securities	32,787	2,503	—	—	35,290

	32,787	14,839	—	—	47,626
Available-for-sale and other securities:
U.S. Treasury securities	11,355	—	—	—	11,355
Federal agencies: Mortgage-backed	—	5,783,672	—	—	5,783,672
Federal agencies: Other agencies	—	350,415	—	—	350,415
Municipal securities	—	430,397	1,635,808	—	2,066,205
Private-label CMO	—	10,182	30,072	—	40,254
Asset-backed securities	—	742,928	89,155	—	832,083
Corporate debt	—	489,621	—	—	489,621
Other securities	13,118	3,906	—	—	17,024

	24,473	7,811,121	1,755,035	—	9,590,629
Automobile loans	—	—	6,495	—	6,495
MSRs	—	—	20,455	—	20,455
Derivative assets	—	570,103	8,472	(133,231)	445,344
Liabilities
Derivative liabilities	—	395,937	647	(46,843)	349,741
Short-term borrowings	—	4,046	—	—	4,046

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(dollar amounts in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	December 31, 2014
Assets
Loans held for sale	$—	$354,888	$—	$—	$354,888
Loans held for investment	—	40,027	—	—	40,027
Trading account securities:
U.S. Treasury securities	—	—	—	—	—
Federal agencies: Mortgage-backed	—	—	—	—	—
Federal agencies: Other agencies	—	2,857	—	—	2,857
Municipal securities	—	5,098	—	—	5,098
Other securities	33,121	1,115	—	—	34,236

	33,121	9,070	—	—	42,191
Available-for-sale and other securities:
U.S. Treasury securities	5,452	—	—	—	5,452
Federal agencies: Mortgage-backed	—	5,322,701	—	—	5,322,701
Federal agencies: Other agencies	—	351,543	—	—	351,543
Municipal securities	—	450,976	1,417,593	—	1,868,569
Private-label CMO	—	11,462	30,464	—	41,926
Asset-backed securities	—	873,260	82,738	—	955,998
Corporate debt	—	486,176	—	—	486,176
Other securities	17,430	3,316	—	—	20,746

	22,882	7,499,434	1,530,795	—	9,053,111
Automobile loans	—	—	10,590	—	10,590
MSRs	—	—	22,786	—	22,786
Derivative assets	—	449,775	4,064	(101,197)	352,642
Liabilities
Derivative liabilities	—	335,524	704	(51,973)	284,255
Short-term borrowings	—	2,295	—	—	2,295

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.

The tables below present a rollforward of the balance sheet amounts for the three-month periods ended March 31, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

	Level 3 Fair Value Measurements Three Months Ended March 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$22,786	$3,360	$1,417,593	$30,464	$82,738	$10,590
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(2,331)	5,001	—	16	—	(213)
Included in OCI	—	—	(3,992)	18	7,511	—
Purchases/originations	—	—	242,997	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(3,882)
Issues	—	—	—	—	—	—
Settlements	—	(536)	(20,790)	(426)	(1,094)	—

Closing balance	$20,455	$7,825	$1,635,808	$30,072	$89,155	$6,495

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(2,331)	$4,465	$(3,992)	$18	$7,511	$(213)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Opening balance	$34,236	$2,390	$654,537	$32,140	$107,419	$52,286
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains/losses for the period:
Included in earnings	(3,608)	1,675	—	9	22	(251)
Included in OCI	—	—	7,272	252	11,543	—
Purchases/originations	—	—	80,185	—	—	—
Sales	—	—	—	—	—	—
Repayments	—	—	—	—	—	(14,767)
Issues	—	—	—	—	—	—
Settlements	—	(365)	(7,616)	(504)	(9,015)	—

Closing balance	$30,628	$3,700	$734,378	$31,897	$109,969	$37,268

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at end of the reporting date	$(3,608)	$1,675	$7,272	$252	$11,543	$(251)

The table below summarizes the classification of gains and losses due to changes in fair value, recorded in earnings for Level 3 assets and liabilities for the three-month periods ended March 31, 2015 and 2014:

	Level 3 Fair Value Measurements Three Months Ended March 31, 2015
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(2,331)	$5,001	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	16	—	(213)
Noninterest income	—	—	—	—	—	—

Total	$(2,331)	$5,001	$—	$16	$—	$(213)

	Level 3 Fair Value Measurements Three Months Ended March 31, 2014
			Available-for-sale securities
(dollar amounts in thousands)	MSRs	Derivative instruments	Municipal securities	Private- label CMO	Asset- backed securities	Automobile loans
Classification of gains and losses in earnings:
Mortgage banking income	$(3,608)	$1,675	$—	$—	$—	$—
Securities gains (losses)	—	—	—	—	—	—
Interest and fee income	—	—	—	9	22	(332)
Noninterest income	—	—	—	—	—	81

Total	$(3,608)	$1,675	$—	$9	$22	$(251)

Assets and liabilities under the fair value option

The following table presents the fair value and aggregate principal balance of certain assets and liabilities under the fair value option:

	March 31, 2015			December 31, 2014
(dollar amounts in thousands)	Fair value carrying amount	Aggregate unpaid principal	Difference	Fair value carrying Amount	Aggregate unpaid principal	Difference
Assets
Loans held for sale	$478,864	$461,518	$17,346	$354,888	$340,070	$14,818
Loans held for investment	37,160	38,004	(844)	40,027	40,938	(911)
Automobile loans	6,495	6,140	355	10,590	10,022	568

The following tables present the net gains (losses) from fair value changes, including net gains (losses) associated with instrument specific credit risk for the three-month periods ended March 31, 2015 and 2014:

	Net gains (losses) from fair value changes
	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Assets
Loans held for sale	$1,001	$3,151
Automobile loans	(213)	(251)

	Gains (losses) included in fair value changes associated with instrument specific credit risk
	Three Months Ended March 31,
(dollar amounts in thousands)	2015	2014
Assets
Automobile loans	$66	$323

Assets and Liabilities measured at fair value on a nonrecurring basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. At March 31, 2015, assets measured at fair value on a nonrecurring basis were as follows:

		Fair Value Measurements Using
(dollar amounts in thousands)	Fair Value at March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Three Months Ended March 31, 2015
MSRs	$125,691	—	—	$125,691	$(7,990)
Impaired loans	89,043	$—	—	89,043	(24,742)
Other real estate owned	33,951	—	—	33,951	1,833

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

Significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis

The table below presents quantitative information about the significant unobservable inputs for assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2015 and December 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$20,455	Discounted cash flow	Constant prepayment rate		6.0% - 24.0% (15.0%)
			Spread over forward interest rate swap rates		325 - 1,166 (641)
			Net costs to service	-$	18 - $70 ($38)

Derivative assets	8,472	Consensus Pricing	Net market price		-3.3% - 6.4% (2.0%)
Derivative liabilities	—		Estimated Pull through %		50.0% - 88.0% (74.0%)

Municipal securities	1,635,808	Discounted cash flow	Discount rate		0.5% - 4.0% (2.6%)

Private-label CMO	30,072	Discounted cash flow	Discount rate		2.8% - 7.0% (5.7%)
			Constant prepayment rate		13.6% - 32.6% (20.6%)
			Probability of default		0.1% - 4.0% (0.7%)
			Loss severity		0.0% - 64.0% (33.3%)

Asset-backed securities	89,155	Discounted cash flow	Discount rate		4.3% - 12.3% (6.7%)
			Cumulative prepayment rate		0.0% - 100.0% (9.4%)
			Cumulative default		1.9% - 100.0% (15.2%)
			Loss given default		85.0% - 100.0% (95.9%)
			Cure given deferral		0.0% - 75.0% (38.0%)

Automobile loans	6,495	Discounted cash flow	Constant prepayment rate		154.2%
			Discount rate		0.2% - 5.0% (2.3%)
			Life of pool cumulative losses		2.1%

Impaired loans	89,043	Appraisal value	NA		NA

Other real estate owned	33,951	Appraisal value	NA		NA

Quantitative Information about Level 3 Fair Value Measurements
(dollar amounts in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
MSRs	$22,786	Discounted cash flow	Constant prepayment rate	7% - 26% (16%)
			Spread over forward interest rate swap rates	228 - 900 (546)
			Net costs to service	$21 - $79 ($40)

Derivative assets	4,064	Consensus Pricing	Net market price	-5.09% - 17.46% (1.7%)
Derivative liabilities	704		Estimated Pull through %	38% - 91% (75%)

Municipal securities	1,417,593	Discounted cash flow	Discount rate	0.5% - 4.9% (2.5%)

Private-label CMO	30,464	Discounted cash flow	Discount rate	2.7% - 7.2% (6.0%)
			Constant prepayment rate	13.6% - 32.6% (20.7%)
			Probability of default	0.1% - 4.0% (0.7%)
			Loss severity	0.0% - 64.0% (33.9%)

Asset-backed securities	82,738	Discounted cash flow	Discount rate	4.3% - 13.3% (7.3%)
			Cumulative prepayment rate	0.0% - 100% (10.1%)
			Cumulative default	1.9% - 100% (15.9%)
			Loss given default	20% - 100% (94.4%)
			Cure given deferral	0.0% - 75% (32.6%)

Automobile loans	10,590	Discounted cash flow	Constant prepayment rate	154.2%
			Discount rate	0.2% - 5.0% (2.3%)
			Life of pool cumulative losses	2.1%

Impaired loans	52,911	Appraisal value	NA	NA

Other real estate owned	35,039	Appraisal value	NA	NA

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

Fair values of financial instruments

The following table provides the carrying amounts and estimated fair values of Huntington’s financial instruments that are carried either at fair value or cost at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term assets	$973,906	$973,906	$1,285,124	$1,285,124
Trading account securities	47,626	47,626	42,191	42,191
Loans held for sale	1,620,552	1,620,552	416,327	416,327
Available-for-sale and other securities	9,922,399	9,922,399	9,384,670	9,384,670
Held-to-maturity securities	3,336,663	3,374,889	3,379,905	3,382,715
Net loans and leases	47,090,506	45,339,244	47,050,530	45,110,406
Derivatives	445,344	445,344	352,642	352,642
Financial Liabilities
Deposits	52,832,695	53,382,798	51,732,151	52,454,804
Short-term borrowings	2,007,236	2,007,236	2,397,101	2,397,101
Long-term debt	5,158,836	5,136,961	4,335,962	4,286,304
Derivatives	349,741	349,741	284,255	284,255

The following table presents the level in the fair value hierarchy for the estimated fair values of only Huntington’s financial instruments that are not already on the Unaudited Condensed Consolidated Balance Sheets at fair value at March 31, 2015 and December 31, 2014:

	Estimated Fair Value Measurements at Reporting Date Using			Balance at March 31, 2015
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,374,889	$—	$3,374,889
Net loans and leases	—	—	45,339,244	45,339,244
Financial Liabilities
Deposits	—	49,433,736	3,949,062	53,382,798
Short-term borrowings	—	—	2,007,236	2,007,236
Other long-term debt	—	—	5,136,961	5,136,961

	Estimated Fair Value Measurements at Reporting Date Using			Balance at December 31, 2014
(dollar amounts in thousands)	Level 1	Level 2	Level 3
Financial Assets
Held-to-maturity securities	$—	$3,382,715	$—	$3,382,715
Net loans and leases	—	—	45,110,406	45,110,406
Financial Liabilities
Deposits	—	48,183,798	4,271,006	52,454,804
Short-term borrowings	—	—	2,397,101	2,397,101
Other long-term debt	—	—	4,286,304	4,286,304

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents the gross notional values of derivatives used in Huntington’s asset and liability management activities at March 31, 2015, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(dollar amounts in thousands)	Hedges	Hedges	Total
Instruments associated with:
Loans	$—	$10,034,750	$10,034,750
Deposits	69,100	—	69,100
Long-term debt	3,760,000	—	3,760,000

Total notional value at March 31, 2015	$3,829,100	$10,034,750	$13,863,850

The following table presents additional information about the interest rate swaps used in Huntington’s asset and liability management activities at March 31, 2015:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(dollar amounts in thousands)	Value	(years)	Value	Receive	Pay
Asset conversion swaps
Receive fixed—generic	$9,289,000	1.7	$12,412	0.80%	0.26%
Pay fixed—generic	745,750	1.6	(1,422)	—	0.79

Total asset conversion swaps	10,034,750	1.7	10,990	0.74	0.30
Liability conversion swaps
Receive fixed—generic	3,829,100	3.2	80,587	1.67	0.27

Total liability conversion swaps	3,829,100	3.2	80,587	1.67	0.27

Total swap portfolio	$13,863,850	2.1	$91,577	1.00%	0.29%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amounts resulted in an increase to net interest income of $24.7 million and $24.6 million for the three-month periods ended March 31, 2015, and 2014, respectively.

In connection with the sale of Huntington’s Class B Visa® shares, Huntington entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B shares resulting from the Visa® litigation. At March 31, 2015, the fair value of the swap liability of $0.4 million is an estimate of the exposure liability based upon Huntington’s assessment of the potential Visa® litigation losses.

The following table presents the fair values at March 31, 2015 and December 31, 2014 of Huntington’s derivatives that are designated and not designated as hedging instruments. Amounts in the table below are presented gross without the impact of any net collateral arrangements:

Asset derivatives included in accrued income and other assets:

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Interest rate contracts designated as hedging instruments	$92,019	$53,114
Interest rate contracts not designated as hedging instruments	223,830	183,610
Foreign exchange contracts not designated as hedging instruments	59,029	32,798
Commodities contracts not designated as hedging instruments	194,859	180,218

Total contracts	$569,737	$449,740

Liability derivatives included in accrued expenses and other liabilities:

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Interest rate contracts designated as hedging instruments	$442	$12,648
Interest rate contracts not designated as hedging instruments	149,186	110,627
Foreign exchange contracts not designated as hedging instruments	50,228	29,754
Commodities contracts not designated as hedging instruments	192,572	179,180

Total contracts	$392,428	$332,209

The changes in fair value of the fair value hedges are, to the extent that the hedging relationship is effective, recorded through earnings and offset against changes in the fair value of the hedged item.

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Interest rate contracts
Change in fair value of interest rate swaps hedging deposits (1)	$(213)	$(267)
Change in fair value of hedged deposits (1)	214	266
Change in fair value of interest rate swaps hedging subordinated notes (2)	3,231	1,066
Change in fair value of hedged subordinated notes (2)	(3,231)	(1,066)
Change in fair value of interest rate swaps hedging other long-term debt (2)	20,025	(4,051)
Change in fair value of hedged other long-term debt (2)	(19,645)	6,474

(1)	Effective portion of the hedging relationship is recognized in Interest expense—deposits in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.
(2)	Effective portion of the hedging relationship is recognized in Interest expense—subordinated notes and other long-term debt in the Unaudited Condensed Consolidated Statements of Income. Any resulting ineffective portion of the hedging relationship is recognized in noninterest income in the Unaudited Condensed Consolidated Statements of Income.

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

The following table presents the gains and (losses) recognized in OCI and the location in the Unaudited Condensed Consolidated Statements of Income of gains and (losses) reclassified from OCI into earnings for the three-month periods ended March 31, 2015 and 2014 for derivatives designated as effective cash flow hedges:

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) (after-tax)		Location of gain or (loss) reclassified from accumulated OCI into earnings (effective portion)	Amount of (gain) or loss reclassified from accumulated OCI into earnings (effective portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
(dollar amounts in thousands)	2015	2014		2015	2014
Interest rate contracts
Loans	$18,294	$1,823	Interest and fee income - loans and leases	$(133)	$(2,892)
Investment Securities	—	—	Noninterest income - other income	10	—
Subordinated notes	—	—	Interest expense - subordinated notes and other long-term debt	—	—

Total	$18,294	$1,823		$(123)	$(2,892)

Reclassified gains and losses on swaps related to loans and investment securities and swaps related to subordinated debt are recorded within interest income and interest expense, respectively. During the next twelve months, Huntington expects to reclassify to earnings $22.2 million after-tax unrealized gains on cash flow hedging derivatives currently in OCI.

The following table details the gains and (losses) recognized in noninterest income on the ineffective portion on interest rate contracts for derivatives designated as cash flow hedges for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Derivatives in cash flow hedging relationships
Interest rate contracts
Loans	$(163)	$132

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

The net fair values of these derivative financial instruments, for which the gross amounts are included in accrued income and other assets or accrued expenses and other liabilities at March 31, 2015 and December 31, 2014, were $82.7 million and $74.4 million, respectively. The total notional values of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, were $15.2 billion and $14.4 billion at March 31, 2015 and December 31, 2014, respectively. Huntington’s credit risks from interest rate swaps used for trading purposes were $267.5 million and $219.3 million at the same dates, respectively.

Huntington manages credit risk of its derivative positions by diversifying its positions among various counterparties, entering into master netting arrangements where possible with its counterparties, requiring collateral and, in certain cases, transferring the counterparty credit risk related to interest rate swaps to and from other financial institutions through the use of risk participation arrangements. Huntington’s notional exposure for interest rate swaps originated by other financial institutions was $446.3 million and $456.7 million at March 31, 2015 and December 31, 2014, respectively. The fair value of these risk participations was $9.3 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively. Huntington will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. These contracts mature between 2015 and 2043 and are deemed investment grade.

Financial assets and liabilities that are offset in the Condensed Consolidated Balance Sheets

Huntington records derivatives at fair value as further described in Note 15. Huntington records these derivatives net of any master netting arrangement in the Unaudited Condensed Consolidated Balance Sheets. Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate counterparty credit risk.

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

At March 31, 2015 and December 31, 2014, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $16.0 million and $19.5 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements with broker-dealers and banks.

At March 31, 2015, Huntington pledged $120.6 million of investment securities and cash collateral to counterparties, while other counterparties pledged $176.6 million of investment securities and cash collateral to Huntington to satisfy collateral netting agreements. In the event of credit downgrades, Huntington would not be required to provide additional collateral.

The following tables present the gross amounts of these assets and liabilities with any offsets to arrive at the net amounts recognized in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized assets	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of assets presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral received	Net amount
Offsetting of Financial Assets and Derivative Assets
March 31, 2015	Derivatives	$590,994	$(145,650)	$445,344	$(41,303)	$(2,086)	$401,955
December 31, 2014	Derivatives	480,803	(128,161)	352,642	(27,744)	(1,095)	323,803

Offsetting of Financial Liabilities and Derivative Liabilities

					Gross amounts not offset in the condensed consolidated balance sheets
(dollar amounts in thousands)		Gross amounts of recognized liabilities	Gross amounts offset in the condensed consolidated balance sheets	Net amounts of liabilities presented in the condensed consolidated balance sheets	Financial instruments	Cash collateral delivered	Net amount
Offsetting of Financial Liabilities and Derivative Liabilities
March 31, 2015	Derivatives	$409,003	$(59,262)	$349,741	$(73,305)	$(461)	$275,975
December 31, 2014	Derivatives	363,192	(78,937)	284,255	(78,654)	(111)	205,490

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

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Derivative assets:
Interest rate lock agreements	$8,472	$4,064
Forward trades and options	366	35

Total derivative assets	8,838	4,099

Derivative liabilities:
Interest rate lock agreements	(202)	(259)
Forward trades and options	(3,954)	(3,760)

Total derivative liabilities	(4,156)	(4,019)

Net derivative asset (liability)	$4,682	$80

The total notional value of these derivative financial instruments at March 31, 2015 and December 31, 2014, was $0.7 billion and $0.6 billion, respectively. The total notional amount at March 31, 2015, corresponds to trading assets with a fair value of $3.5 million and no trading liabilities. Net trading gains and (losses) related to MSR hedging for the three-month periods ended March 31, 2015 and 2014, were $4.7 million and $0.8 million, respectively. These amounts are included in mortgage banking income in the Unaudited Condensed Consolidated Statements of Income.

17. VIEs

Consolidated VIEs

Consolidated VIEs at March 31, 2015, consisted of certain loan and lease securitization trusts. Huntington has determined the trusts are VIEs. Huntington has concluded that it is the primary beneficiary of these trusts because it has the power to direct the activities of the entity that most significantly affect the entity’s economic performance and it has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. During the 2015 first quarter, Huntington acquired two securitization trusts with its acquisition of Macquarie.

The following tables present the carrying amount and classification of the consolidated trusts’ assets and liabilities that were included in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Macquarie Equipment Funding Trust		Other
	Series	Series	Consolidated
(dollar amounts in thousands)	2012A	2014A	Trusts	Total
Assets:
Cash	$—	$—	$—	$—
Loans and leases	62,265	235,301	—	297,566
Allowance for loan and lease losses	—	—	—	—

Net loans and leases	62,265	235,301	—	297,566
Accrued income and other assets	—	—	234	234

Total assets	$62,265	$235,301	$234	$297,800

Liabilities:
Other long-term debt	$51,251	$203,533	$—	$254,784
Accrued interest and other liabilities	—	—	234	234

Total liabilities	$51,251	$203,533	$234	$255,018

Equity:
Beneficial Interest owned by third party	$11,014	$31,768	$—	$42,782

Total liabilities and equity	$62,265	$235,301	$234	$297,800

	December 31, 2014
(dollar amounts in thousands)			Other Consolidated Trusts	Total
Assets:
Cash			$—	$—
Loans and leases			—	—
Allowance for loan and lease losses			—	—

Net loans and leases			—	—
Accrued income and other assets			243	243

Total assets			$243	$243

Liabilities:
Other long-term debt			$—	$—
Accrued interest and other liabilities			243	243

Total liabilities			$243	$243

Equity:
Beneficial Interest owned by third party			$—	$—

Total liabilities and equity			$243	$243

The loans and leases were designated to repay the securitized notes. Huntington services the loans and leases and uses the proceeds from principal and interest payments to pay the securitized notes during the amortization period. Huntington has not provided financial or other support that was not previously contractually required.

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in Huntington’s Unaudited Condensed Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which Huntington holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2015, and December 31, 2014:

	March 31, 2015
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$1,465	$—	$1,465
2012-2 Automobile Trust	2,489	—	2,489
2011 Automobile Trust	630	—	630
Tower Hill Securities, Inc.	49,516	65,000	49,516
Trust Preferred Securities	13,919	317,082	—
Low Income Housing Tax Credit Partnerships	358,015	138,483	358,015
Other Investments	82,343	20,861	82,343

Total	$508,377	$541,426	$494,458

	December 31, 2014
(dollar amounts in thousands)	Total Assets	Total Liabilities	Maximum Exposure to Loss
2012-1 Automobile Trust	$2,136	$—	$2,136
2012-2 Automobile Trust	3,220	—	3,220
2011 Automobile Trust	944	—	944
Tower Hill Securities, Inc.	55,611	65,000	55,611
Trust Preferred Securities	13,919	317,075	—
Low Income Housing Tax Credit Partnerships	368,283	154,861	368,283
Other Investments	83,400	20,760	83,400

Total	$527,513	$557,696	$513,594

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

TRUST PREFERRED SECURITIES

Huntington has certain wholly-owned trusts whose assets, liabilities, equity, income, and expenses are not included within Huntington’s Unaudited Condensed Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing trust-preferred securities, from which the proceeds are then invested in Huntington junior subordinated debentures, which are reflected in Huntington’s Unaudited Condensed Consolidated Balance Sheets as subordinated notes. The trust securities are the obligations of the trusts, and as such, are not consolidated within Huntington’s Unaudited Condensed Consolidated Financial Statements. A list of trust preferred securities outstanding at March 31, 2015 follows:

(dollar amounts in thousands)	Rate		Principal amount of subordinated note/ debenture issued to trust (1)	Investment in unconsolidated subsidiary
Huntington Capital I	0.96	%(2)	$111,816	$6,186
Huntington Capital II	0.90	(3)	54,593	3,093
Sky Financial Capital Trust III	1.68	(4)	72,165	2,165
Sky Financial Capital Trust IV	1.66	(4)	74,320	2,320
Camco Financial Trust	2.70	(5)	4,188	155

Total			$317,082	$13,919

(1)	Represents the principal amount of debentures issued to each trust, including unamortized original issue discount.
(2)	Variable effective rate at March 31, 2015, based on three month LIBOR + 0.70.
(3)	Variable effective rate at March 31, 2015, based on three month LIBOR + 0.625.
(4)	Variable effective rate at March 31, 2015, based on three month LIBOR + 1.40.
(5)	Variable effective rate (including impact of purchase accounting accretion) at March 31, 2015, based on three month LIBOR + 1.33.

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

Huntington believes the general partner of each limited partnership has the power to direct the activities which most significantly affect the performance of each partnership, therefore, Huntington has determined that it is not the primary beneficiary of any LIHTC partnership. Huntington uses the proportional amortization method to account for a majority of its investments in these entities. These investments are included in accrued income and other assets. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Investment gains/losses related to these investments are included in non-interest-income in the Unaudited Condensed Consolidated Statements of Income.

The following table presents the balances of Huntington’s affordable housing tax credit investments and related unfunded commitments at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Affordable housing tax credit investments	$576,817	$576,381
Less: amortization	(218,802)	(208,098)

Net affordable housing tax credit investments	$358,015	$368,283

Unfunded commitments	$138,483	$154,861

The following table presents other information relating to Huntington’s affordable housing tax credit investments for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2015	2014
Tax credits and other tax benefits recognized	$15,747	$14,316
Proportional amortization method
Tax credit amortization expense included in provision for income taxes	11,074	9,360
Equity method
Tax credit investment losses included in non-interest income	147	223

Huntington recognized immaterial impairment losses on tax credit investments during the three-month periods ended March 31, 2015 and 2014.

OTHER INVESTMENTS

Other investments determined to be VIE’s include investments in New Market Tax Credit Investments, Historic Tax Credit Investments, Small Business Investment Companies, Rural Business Investment Companies, certain equity method investments and other miscellaneous investments.

18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to extend credit

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the Unaudited Condensed Consolidated Financial Statements. The contractual amounts of these financial agreements at March 31, 2015 and December 31, 2014, were as follows:

	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Contract amount represents credit risk:
Commitments to extend credit
Commercial	$10,978,254	$11,181,522
Consumer	7,809,875	7,579,632
Commercial real estate	953,874	908,112
Standby letters-of-credit	474,224	497,457
Commercial letters-of-credit	18,063	36,460

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

Standby letters-of-credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $6.6 million and $4.4 million at March 31, 2015 and December 31, 2014, respectively.

Through the Company’s credit process, Huntington monitors the credit risks of outstanding standby letters-of-credit. When it is probable that a standby letter-of-credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2015, Huntington had $474.2 million of standby letters-of-credit outstanding, of which 80% were collateralized. Included in this $474.2 million total are letters-of-credit issued by the Bank that support securities that were issued by customers and remarketed by The Huntington Investment Company, the Company’s broker-dealer subsidiary.

Huntington uses an internal grading system to assess an estimate of loss on its loan and lease portfolio. This same loan grading system is used to monitor credit risk associated with standby letters-of-credit. Under this grading system as of March 31, 2015, approximately $181 million of the standby letters-of-credit were rated strong with sufficient asset quality, liquidity, and good debt capacity and coverage; approximately $293 million were rated average with acceptable asset quality, liquidity, and modest debt capacity; and approximately less than $1 million were rated substandard with negative financial trends, structural weaknesses, operating difficulties, and higher leverage.

Commercial letters-of-credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The goods or cargo being traded normally secures these instruments.

Commitments to sell loans

Activity related to our mortgage origination activity supports the hedging of the mortgage pricing commitments to customers and the secondary sale to third parties. At March 31, 2015 and December 31, 2014, Huntington had commitments to sell residential real estate loans of $873.4 million and $545.0 million, respectively. These contracts mature in less than one year.

Litigation

The nature of Huntington’s business ordinarily results in a certain amount of pending as well as threatened claims, litigation, investigations, regulatory and legal and administrative cases, matters and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company considers settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

On at least a quarterly basis, Huntington assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Company will incur a loss and the amount can be reasonably estimated, Huntington establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses, in excess of amounts accrued, for current legal proceedings is from $0 to approximately $110.0 million at March 31, 2015. For certain other cases, and matters, Management cannot reasonably estimate the possible loss at this time. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the existence of multiple defendants in several of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

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

The Bank has been named a defendant in two lawsuits, arising from the Bank’s commercial lending, depository, and equipment leasing relationships with Cyberco Holdings, Inc. (Cyberco), based in Grand Rapids, Michigan. In November 2004, the Federal Bureau of Investigation and the Internal Revenue Service raided Cyberco’s facilities and Cyberco’s operations ceased. An equipment leasing fraud was uncovered, whereby Cyberco sought financing from equipment lessors and financial institutions, including the Bank, allegedly to purchase computer equipment from Teleservices Group, Inc. (Teleservices). Cyberco created fraudulent documentation to close the financing transactions when, in fact, no computer equipment was ever purchased or leased from Teleservices, which later proved to be a shell corporation.

Cyberco filed a Chapter 7 bankruptcy petition on December 9, 2004, and a state court receiver for Teleservices then filed a Chapter 7 bankruptcy petition for Teleservices on January 21, 2005. In an adversary proceeding commenced against the Bank on December 8, 2006, the Cyberco bankruptcy trustee sought recovery of over $70.0 million he alleged was transferred to the Bank. The Cyberco bankruptcy trustee also alleged preferential transfers were made to the Bank in the amount of approximately $1.2 million. The Bank moved to dismiss the complaint and all but the preference claims were dismissed on January 29, 2008. The Bankruptcy Court ordered the case to be tried in July 2012, and entered an order governing all pretrial conduct. The Bank filed a motion for summary judgment on the basis that the Cyberco trustee sought recovery of the same alleged transfers as the Teleservices trustee in a separate case described below. The Bankruptcy Court granted the motion in principal part and the parties stipulated to a full dismissal which was entered on June 19, 2012.

The Teleservices bankruptcy trustee filed a separate adversary proceeding against the Bank on January 19, 2007, seeking to avoid and recover alleged transfers that occurred in two ways: (1) checks made payable to the Bank for application to Cyberco’s indebtedness to the Bank, and (2) deposits into Cyberco’s bank accounts with the Bank. A trial was held as to only the Bank’s defenses. Subsequently, the trustee filed a summary judgment motion on her affirmative case, alleging the fraudulent transfers to the Bank totaled approximately $73.0 million and seeking judgment in that amount (which includes the $1.2 million alleged to be preferential transfers by the Cyberco bankruptcy trustee). On March 17, 2011, the Bankruptcy Court issued an Opinion determining that the alleged transfers made to the Bank during the period from April 30, 2004 through November 2004 were not received in good faith and that the Bank failed to show a lack of knowledge of the avoidability of the alleged transfers made from September 2003 through November 2004. The trustee then filed an amended motion for summary judgment in her affirmative case and a hearing was held on July 1, 2011.

On March 30, 2012, the Bankruptcy Court issued an Opinion on the Teleservices trustee’s motion determining the Bank was the initial transferee of the checks made payable to it and was a subsequent transferee of all deposits into Cyberco’s accounts. The Bankruptcy Court ruled Cyberco’s deposits were themselves transfers to the Bank under the Bankruptcy Code, and the Bank was liable for both the checks and the deposits, totaling approximately $ 73.0 million. The Bankruptcy Court delivered its report and recommendation to the District Court for the Western District of Michigan, recommending that the District Court enter a final judgment against the Bank in the principal amount of $ 71.8 million, plus interest through July 27, 2012, in the amount of $ 8.8 million. The parties filed their respective objections and responses to the Bankruptcy Court’s report and recommendation. The District Court held a hearing in September 2014 and is conducting a de novo review of the fact findings and legal conclusions in the Bankruptcy Court’s report and recommendation. It has not issued a ruling to date.

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

The Bank is a defendant in a putative class action filed on October 15, 2013. The plaintiffs filed the action in West Virginia state court on behalf of themselves and other West Virginia mortgage loan borrowers who allege they were charged late fees in violation of West Virginia law and the loan documents. Plaintiffs seek statutory civil penalties, compensatory damages and attorney’s fees. The Bank removed the case to federal court, answered the complaint, and, on January 17, 2014, filed a motion for judgment on the pleadings, asserting that West Virginia law is preempted by federal law and therefore does not apply to the Bank. Following further briefing by the parties, the Court denied the Bank’s motion for judgment on the pleadings on September 26, 2014. On October 7, 2014, the Bank filed a motion to certify the District Court’s decision for interlocutory review by the Fourth Circuit Court of Appeals. The plaintiffs have opposed the Bank’s motion. No ruling has yet been issued by the Court.

19. PARENT COMPANY FINANCIAL STATEMENTS

The parent company unaudited condensed financial statements, which include transactions with subsidiaries, are as follows:

Balance Sheets	March 31,	December 31,
(dollar amounts in thousands)	2015	2014
Assets
Cash and cash equivalents	$876,020	$662,768
Due from The Huntington National Bank	276,847	276,851
Due from non-bank subsidiaries	49,994	51,129
Investment in The Huntington National Bank	5,956,496	6,073,408
Investment in non-bank subsidiaries	509,691	509,114
Accrued interest receivable and other assets	228,579	279,366

Total assets	$7,897,627	$7,852,636

Liabilities and shareholders’ equity
Long-term borrowing	$1,052,852	$1,046,105
Dividends payable, accrued expenses, and other liabilities	382,821	478,361

Total liabilities	1,435,673	1,524,466

Shareholders’ equity (1)	6,461,954	6,328,170

Total liabilities and shareholders’ equity	$7,897,627	$7,852,636

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity.

	Three Months Ended
Statements of Income	March 31,
(dollar amounts in thousands)	2015	2014
Income
Dividends from
The Huntington National Bank	$334,000	$—
Non-bank subsidiaries	3,333	1,819
Interest from
The Huntington National Bank	1,087	997
Non-bank subsidiaries	595	699
Other	334	1,602

Total income	339,349	5,117

Expense
Personnel costs	—	11,177
Interest on borrowings	4,277	4,252
Other	15,809	15,997

Total expense	20,086	31,426

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	319,263	(26,309)
Income taxes (benefit)	(33,535)	(14,347)

Income (loss) before equity in undistributed net income of subsidiaries	352,798	(11,962)
Equity in undistributed net income (loss) of:
The Huntington National Bank	(187,400)	157,229
Non-bank subsidiaries	456	3,876

Net income	$165,854	$149,143

Other comprehensive income (loss) (1)	61,460	12,262

Comprehensive income	$227,314	$161,405

(1)	See Huntington’s Unaudited Condensed Consolidated Statements of Comprehensive Income for other comprehensive income (loss) detail.

	Three Months Ended
Statements of Cash Flows	March 31,
(dollar amounts in thousands)	2015	2014
Operating activities
Net income	$165,854	$149,143
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	186,944	(165,501)
Depreciation and amortization	144	110
Other, net	(36,990)	1,464

Net cash provided by (used for) operating activities	315,952	(14,784)

Investing activities
Repayments from subsidiaries	1,800	2,685
Advances to subsidiaries	(70)	(350)
Cash paid for acquisitions, net of cash received	—	(13,452)

Net cash provided by (used for) investing activities	1,730	(11,117)

Financing activities
Dividends paid on stock	(56,703)	(49,110)
Repurchases of common stock	(51,707)	(136,137)
Proceeds from issuance of common stock	—	2,597
Other, net	3,980	7,951

Net cash provided by (used for) financing activities	(104,430)	(174,699)

Change in cash and cash equivalents	213,252	(200,600)
Cash and cash equivalents at beginning of period	662,768	966,065

Cash and cash equivalents at end of period	$876,020	$765,465

Supplemental disclosure:
Interest paid	$4,277	$4,252

20. SEGMENT REPORTING

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

Business Banking is a dynamic and growing part of our business and we are committed to being the bank of choice for small businesses in our markets. Business Banking is defined as companies with revenues under $20 million and consists of approximately 162,000 businesses. Huntington continues to develop products and services that are designed specifically to meet the needs of small business. Huntington continues to look for ways to help companies find solutions to their financing needs and is the number one SBA lender in the country. We have also won the J.D. Power award for small business service excellence in 2012 and 2014.

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

Asset Finance division is a combination of our Equipment Finance, Public Capital, Asset Based Lending, Technology and Healthcare Equipment Leasing, and Lender Finance divisions that focus on providing financing solutions against these respective asset classes.

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

The Commercial Real Estate team also serves Huntington Community Development which focuses on improving the quality of life for our communities and the residents of low-to moderate-income neighborhoods by developing and delivering innovative products and services to support affordable housing and neighborhood stabilization.

Regional Banking and The Huntington Private Client Group: Regional Banking and The Huntington Private Client Group is well positioned competitively as we have closely aligned with our eleven regional banking markets. A fundamental point of differentiation is our commitment to be actively engaged within our local markets—building connections with community and business leaders and offering a uniquely personal experience delivered by colleagues working within those markets.

The Huntington Private Client Group is organized into units consisting of The Huntington Private Bank, The Huntington Trust, The Huntington Investment Company, Huntington Asset Advisors, and Huntington Asset Services. Our private banking, trust, investment and community development functions focus their efforts in our Midwest footprint and Florida; while our proprietary funds and ETFs, and fund administration functions target a national client base.

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

Listed below is certain operating basis financial information reconciled to Huntington’s March 31, 2015, December 31, 2014, and March 31, 2014, reported results by business segment:

	Three Months Ended March 31,
	Retail &
Income Statements	Business	Commercial			Home	Treasury/	Huntington
(dollar amounts in thousands)	Banking	Banking	AFCRE	RBHPCG	Lending	Other	Consolidated
2015
Net interest income	$248,650	$74,918	$95,162	$26,805	$15,277	$6,873	$467,685
Provision (reduction in allowance) for credit losses	7,152	6,835	(1,383)	2,645	5,342	—	20,591
Noninterest income	95,759	54,893	4,675	40,475	18,658	17,163	231,623
Noninterest expense	256,182	56,417	36,178	61,135	35,789	13,156	458,857
Income taxes	28,376	23,296	22,765	1,225	(2,519)	(19,137)	54,006

Net income	$52,699	$43,263	$42,277	$2,275	$(4,677)	$30,017	$165,854

2014
Net interest income	$219,841	$70,943	$88,580	$25,438	$13,028	$19,676	$437,506
Provision (reduction in allowance) for credit losses	7,460	11,547	(8,608)	2,319	11,912	—	24,630
Noninterest income	92,962	50,316	4,493	43,114	20,286	37,314	248,485
Noninterest expense	235,275	60,421	38,164	56,022	35,123	35,116	460,121
Income taxes	24,524	17,252	22,231	3,574	(4,802)	(10,682)	52,097

Net income	$45,544	$32,039	$41,286	$6,637	$(8,919)	$32,556	$149,143

	Assets at		Deposits at
	March 31,	December 31,	March 31,	December 31,
(dollar amounts in thousands)	2015	2014	2015	2014
Retail & Business Banking	$15,507,296	$15,146,857	$30,149,844	$29,350,255
Commercial Banking	16,335,324	15,043,477	11,194,863	11,184,566
AFCRE	16,731,015	16,027,910	1,443,057	1,377,921
RBHPCG	3,343,229	3,871,020	6,706,564	6,727,892
Home Lending	4,019,778	3,949,247	350,199	326,841
Treasury / Other	12,066,019	12,259,499	2,988,168	2,764,676

Total	$68,002,661	$66,298,010	$52,832,695	$51,732,151

21. BUSINESS COMBINATIONS

MACQUARIE EQUIPMENT FINANCE

On March 31, 2015, Huntington completed its acquisition of Macquarie in a cash transaction valued at $457.8 million. The acquisition gives us the ability to drive added growth to our national equipment finance business as well as additional small business finance capabilities.

As a result of the acquisition, Huntington recorded approximately $1.1 billion of assets and assumed $616.6 million of debt, securitizations, and other liabilities. Assets acquired and liabilities assumed were recorded at fair value in accordance with ASC 805, “Business Combinations”. The fair values for assets were estimated using discounted cash flow analyses using interest rates currently being offered for leases with similar terms (Level 3). This value was reduced by an estimate of probable losses and the credit risk associated with leased assets. The fair values of debt, securitizations, and other liabilities were estimated by discounting cash flows using interest rates currently being offered with similar maturities (Level 3). As part of the acquisition, Huntington recorded $155.8 million of goodwill, all of which is deductible for tax purposes.

Pro forma results have not been disclosed, as those amounts are not significant to the unaudited condensed consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2014 Form 10-K.

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

Item 1: Legal Proceedings

Information required by this item is set forth in Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 1A: Risk Factors

Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b)

Not Applicable

(c)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 to January 31, 2015	1,454,925	$10.01	22,592,959	$37,147,641
February 1, 2015 to February 28, 2015	2,476,028	10.52	25,068,987	11,099,826
March 1, 2015 to March 31, 2015	1,018,005	10.89	26,086,992	13,752

Total	4,948,958	$10.45	26,086,992	$13,752

(1)	The reported shares were repurchased pursuant to Huntington’s publicly announced stock repurchase authorizations.
(2)	The number shown represents, as of the end of each period, the maximum number of shares (approximate dollar value) of Common Stock that may yet be purchased under publicly announced stock repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On March 11, 2015, Huntington Bancshares Incorporated was notified by the Federal Reserve that it had no objection to Huntington’s proposed capital actions included in Huntington’s capital plan submitted to the Federal Reserve in January 2015. These actions included the potential repurchase of up to $366 million of common stock from the second quarter of 2015, through the second quarter of 2016. Huntington’s board of directors authorized a share repurchase program consistent with Huntington’s capital plan. During the 2015 first quarter, Huntington repurchased a total of 4.9 million shares at a weighted average share price of $10.45, which completed our previous authorization.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Articles of Restatement of Charter.	Annual Report on Form 10-K for the year ended December 31, 1993	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated April 27, 2010	001-34073	3.1

3.5	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22, 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.1

3.6	Articles Supplementary of Huntington Bancshares Incorporated, as of April 22. 2008.	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.7	Articles Supplementary of Huntington Bancshares Incorporated, as of November 12, 2008.	Current Report on Form 8-K dated November 12, 2008	001-34073	3.1

3.8	Articles Supplementary of Huntington Bancshares Incorporated, as of December 31, 2006.	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.9	Articles Supplementary of Huntington Bancshares Incorporated, as of December 28, 2011.	Current Report on Form 8-K dated December 28, 2011.	001-34073	3.1

3.10	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 16, 2014.	Current Report on Form 8-K dated July 17, 2014	001-34073	3.1

4.1	Instruments defining the Rights of Security Holders—reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	*Huntington Bancshares Incorporated Restricted Stock Unit Grant Agreement.

10.2	*Huntington Bancshares Incorporated 2015 Long-Term Incentive Plan.	Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	001-34073	A

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

101	The following material from Huntington’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets, (2) Unaudited Condensed Consolidated Statements of Income, (3) Unaudited Condensed Consolidated Statements of Comprehensive Income (4) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (5) Unaudited Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: May 5, 2015	/s/ Stephen D. Steinour
Stephen D. Steinour
Chairman, Chief Executive Officer and President

Date: May 5, 2015	/s/ Howell D. McCullough III
Howell D. McCullough III
Chief Financial Officer